Form 10-Q
period 2012-03-31
GWG Holdings, Inc.
filed 2012-05-15
CIK 1522690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
__________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from _________ to ________

Commission File Number:  None

GWG HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-2222607
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 South Sixth Street, Suite 1200
Minneapolis, MN  55402
(Address of principal executive offices, including zip code)

(612) 746-1944
(Registrant’s telephone number, including area code)
________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐                                                    Accelerated filer ☐
Non-accelerated filer ☐                                                      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes               ☒ No

As of May 13, 2012, GWG Holdings, Inc. had 9,989,000 shares of common stock outstanding.

GWG HOLDINGS, INC.

Index to Form 10-Q
for the Quarter Ended March 31, 2012

		Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2012, and December 31, 2011	1
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011	2
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011	4
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 4.	Controls and Procedures	32
PART II.	OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 6.	Exhibits	33
SIGNATURES		34

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(unaudited)
A S S E T S
Cash and cash equivalents	$4,548,766	$1,878,349
Restricted cash	1,569,464	4,794,302
Investment in life settlements, at fair value	128,112,092	122,168,524
Deferred financing costs, net	271,713	329,937
Other assets	131,563	218,163
TOTAL ASSETS	$134,633,598	$129,389,275

L I A B I L I T I E S & E Q U I T Y
LIABILITIES
Revolving credit facility	$62,500,000	$60,000,000
Series I Secured notes payable	43,758,661	48,179,271
Secured renewable debentures	3,061,873	-
Accounts payable	370,826	435,768
Accrued expenses
Interest	2,132,262	1,887,835
Other	1,320,045	968,339
Deferred taxes, net	3,168,769	4,308,217
TOTAL LIABILITIES	116,312,436	115,779,430

CONVERTIBLE, REDEEMABLE PREFERRED STOCK
(par value $0.001; shares authorized 40,000,000; shares issued and outstanding 2,901,464 and 1,881,329; liquidation preference of $21,760,980 and $14,108,772, respectively)	19,845,837	12,661,276

EQUITY
Common stock (par value $0.001: shares authorized 210,000,000; shares issued
and outstanding is 9,989,000 on both March 31, 2012 and December 31, 2011)	9,989	9,989
Additional paid-in capital	7,848,888	8,169,303
Accumulated deficit	(9,383,552)	(7,230,723)
TOTAL EQUITY (DEFICIT)	(1,524,675)	948,569

TOTAL LIABILITIES & EQUITY	$134,633,598	$129,389,275

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
REVENUE
Gain on life settlements, net	$601,768	$5,357,641
Interest and other income	1,332	30,156
TOTAL REVENUE	603,100	5,387,797

EXPENSES
Employee compensation and benefits	533,745	483,270
Legal and professional fees	364,225	160,299
Interest expense	2,438,414	1,284,189
Other expenses	558,993	229,838
TOTAL EXPENSES	3,895,377	2,157,596

INCOME (LOSS) BEFORE INCOME TAXES	(3,292,277)	3,230,201
INCOME TAX BENEFIT	(1,139,448)	-

NET INCOME (LOSS)	(2,152,829)	3,230,201

NET INCOME ATTRIBUTABLE TO
REDEEMABLE MEMBER’S INTEREST	-	(143,948)

NET INCOME (LOSS) AVAILABLE TO
NONREDEEMABLE MEMBERS’ INTEREST	$(2,152,829)	$3,086,253

EARNINGS (LOSS) PER SHARE
Basic	$(0.22)	$0.36
Diluted	$(0.22)	$0.36

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	9,989,000	9,000,000
Diluted	9,989,000	9,000,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – CONTINUED
(unaudited)

PROFORMA INFORMATION AS IF THE COMPANY HAD BEEN A CORPORATION DURING THE THREE MONTHS ENDED MARCH 31, 2011

INCOME BEFORE INCOME TAXES	$3,230,201
INCOME TAX EXPENSE	1,269,469

NET INCOME	$1,960,732

PROFORMA EARNINGS PER SHARE ATTRIBUTABLE TO
CONTROLLING INTERESTS
BASIC	$0.22
FULLY DILUTED	$0.22

PROFORMA WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	9,000,000
FULLY DILUTED	9,000,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,152,829)	$3,230,201
Adjustments to reconcile net income (loss) to net
cash flows from operating activities:
Gain on life settlements	(4,791,058)	(8,379,645)
Amortization of deferred financing and issuance costs	567,160	193,416
Deferred income taxes	(1,139,448)	-
Convertible, redeemable preferred stock dividends payable	126,075	-
(Increase) decrease in operating assets:
Due from related parties	768	(27,714)
Other assets	(268,672)	261,111
Increase (decrease) in operating liabilities:
Accounts payable	(64,942)	(587,692)
Accrued interest	244,427	36,287
Accrued expenses	378,197	(89,077)

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(7,100,322)	(5,363,113)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	(1,153,260)	(4,634,005)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,153,260)	(4,634,005)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from revolving credit facility	2,500,000	4,462,500
Proceeds from issuance of Series I Secured notes payable	50,000	6,281,039
Payments for redemption of Series I Secured notes payable	(1,550,537)	(2,488,350)
Proceeds from issuance of secured renewable debentures	3,061,873	-
Proceeds from restricted cash	3,224,838	257,671
Issuance of preferred stock	4,436,465	-
Payments of issuance cost for preferred stock	(798,640)	-
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	10,923,999	8,512,860

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,670,417	(1,484,258)

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	1,878,349	1,758,230
END OF PERIOD	$4,548,766	$273,972

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED
(unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,149,000	$1,058,000

NON-CASH INVESTING AND FINANCING ACTIVITIES
Convertible, redeemable preferred stock:
Non-cash conversion of Series I secured notes	$3,090,000	$-
Non-cash conversion of accrued interest payable on Series I secured notes	$4,000	$-
Non-cash accretion of convertible, redeemable preferred stock to redemption value	$340,000	$-
Non-cash conversion of dividends payable	$112,000	$-
Non-cash conversion of accrued interest payable on Series I secured notes to principal	$37,000	$-

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)   Nature of business and summary of significant accounting policies

Nature of business - GWG Holdings, Inc. (Holdings) (previously GWG Holdings, LLC) and Subsidiaries, located in Minneapolis, Minnesota, facilitates the purchase of life insurance policies for its own investment portfolio through its wholly owned subsidiary, GWG Life Settlements, LLC (GWG Life), and its subsidiaries, GWG Trust (Trust), GWG DLP Funding II, LLC (DLP II) and its wholly owned subsidiary, GWG DLP Master Trust II (the Trust II). Holdings converted from a limited liability company into a corporation effective June 10, 2011 and as a result of this change all member units were converted into common stock.  Holdings finances the acquisition of life insurance policies and pays policy premiums through its line of credit and other debt and equity securities as well as from revenues from maturities of life insurance policies.  Holdings earns fees for brokering policy transactions between market participants through its wholly owned subsidiary, GWG Broker Services, LLC (Broker Services). GWG Member, LLC a wholly owned subsidiary formed November 2010 to facilitate the acquisition of policies, has not commenced operations as of March 31, 2012.  The entities were legally organized in Delaware and are collectively referred herein to as GWG, or the Company.

Basis of presentation - The condensed consolidated balance sheet as of March 31, 2012, the condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011, and the condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011, and the related information presented in these notes, have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, without audit. To the extent that information and notes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements are contained in or are consistent with the consolidated audited financial statements in the Company’s Form 10-K for the year ended December 31, 2011, such information and notes have not been duplicated herein . In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included. The condensed consolidated balance sheet at December 31, 2011 was derived from the audited consolidated financial statements as of that date. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Special Financial Report on Form 10-K for the year ended December 31, 2011.

Use of estimates - The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these consolidated financial statements relates to (1)  the determination of the assumptions used in estimating the fair value of the investment in life insurance policies, and (2) the value of deferred tax assets upon conversion to a corporation.

Operating agreement – Prior to the conversion to a corporation in 2011, the Amended and Restated Operating Agreement dated September 29, 2009 (Operating Agreement), specified the members’ obligations and rights relating to contributions, income, gains, losses, deductions, credits and distributions. The Company had issued 2,044 Class A units and 200 Class B units to members. The Operating Agreement provided for the allocation of income, losses and distribution to unit holders on a pro rata basis for all Class A and Class B members.

One Class B member held a put right to cause the Company to purchase the member’s 100 units at fair value. This put option was exercisable five years from the date of the Operating Agreement (March 19, 2013) or at any time at which voting control over the remaining unit holders is relinquished.  The Operating Agreement also gave the Company the right to purchase, at fair value, the 100 units held by the aforementioned Class B member. This call right became exercisable on February 10, 2011.  The redemption value of the Class B units subject to the put and call provisions have been excluded from member’s equity through March 2011 in accordance with the guidance in Accounting Standards Codification (ASC) 480 “Distinguishing Liabilities from Equity.”

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Operating Agreement, with the consent of its unit holders, was amended effective March 31, 2011 to eliminate the put and call option held by the Class B unit holder and the Company, respectively. As a result, the accumulated loss attributable to the Class B units of $509,126 was reclassified as a component of equity.

Effective June 10, 2011, the Company filed a certificate of conversion from a limited liability company into a corporation, registered in the state of Delaware.  With this conversion, the Company is authorized to issue 210,000,000 shares of common stock, par value $.001, and 40,000,000 shares of preferred stock, par value $.001.  In connection with the conversion, the outstanding member units were converted to 4,500,000 shares of common stock (prior to giving effect to the August 9, 2011 two-for-one forward stock split discussed below).  Common stock dividends distributed subsequent to the conversion will be recorded as a reduction of paid in capital until the Company reflects accumulated positive earnings.

On July 31, 2011, the Company began a private placement offering for the sale of up to 3,333,333 shares of Series A 10% convertible, redeemable preferred stock at an offering price of $7.50 per share (see note 10).

On August 9, 2011 the Company filed an amendment to its certificate of incorporation to effect a two-for-one forward stock split of its common stock.  Unless otherwise noted, all share amounts contained in these consolidated financial statements are post-split share amounts determined after giving effect to the forward stock split.

Life settlements - ASC 325-30, Investments in Insurance Contracts, allows an investor the election to account for its investments in life settlements using either the investment method or the fair value method. The election shall be made on an instrument-by-instrument basis and is irrevocable. Under the investment method, an investor shall recognize the initial investment at the purchase price plus all initial direct costs. Continuing costs (policy premiums and direct external costs, if any) to keep the policy in force shall be capitalized. Under the fair value method, an investor shall recognize the initial investment at the purchase price. In subsequent periods, the investor shall re-measure the investment at fair value in its entirety at each reporting period and shall recognize the change in fair value in current period income net of premiums paid. The Company uses the fair value method to account for all investments in life settlements.

The Company recognizes the difference between the death benefits received and carrying values of the life insurance policy when an insured event has occurred and the Company determines that settlement and ultimate collection of the death benefits is realizable and reasonably assured. Revenue from a transaction must meet both criteria in order to be recognized. The Company recognizes realized gains (revenue) from life settlement contracts upon one of the two following events:

1)           Receipt of death notice or verified obituary of insured
2)           Sale of policy and filing of change of ownership forms and receipt of payment

Deposits and initial direct costs advanced on policies to be purchased, but not yet settled, are recorded as other assets until policy ownership has been transferred to the Company.

Deferred financing and issuance costs – Financing costs incurred to obtain financing under the revolving credit facility have been capitalized and are amortized using the straight-line method over the term of the revolving credit facility.  Amortization of deferred financing costs was $58,000 for each of the three months ended March 31, 2012 and 2011.  The future amortization is $175,000 and $97,000 for the nine months ending December 31, 2012 and the year ending December 31, 2013, respectively.  The Series I Secured note obligations, as described in note 7, are reported net of issuance costs, sales commissions and other direct expenses, which are amortized using the interest method over the term of the borrowings.  The renewable secured debentures, as described in note 8, are reported net of issuance costs, sales commissions, and other direct expenses, which are amortized using the interest method over the term of the borrowings.  The Series A convertible, redeemable preferred stock, as described in note 10, is reported net of issuance costs, sales commissions, and other direct expenses, which are amortized using the interest method over the three year redemption period to the redemption amount.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Earnings (loss) per share – The Company converted from a limited liability company into a corporation effective June 10, 2011, and as a result of this change all member units were converted into common stock.  The earnings (loss) per share has been restated to reflect the equivalent common stock per share amounts as of the earliest period reported.  Basic per share earnings (loss) is calculated using the weighted average number of shares outstanding during the period.  Diluted earnings per share is calculated based on the potential dilutive impact, if any, of the Company’s preferred stock and outstanding warrants.  The Company has 215,729 warrants and 4,352,196 shares of Convertible Redeemable Preferred Stock (equivalent common shares if Convertible Redeemable Preferred Stock were converted into common stock).  The Convertible Redeemable Preferred Stock and warrants are anti-dilutive for the three months ended March 31, 2012.

Recently adopted pronouncements – In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” which amends disclosure requirements related to categorization within the fair value hierarchy. This update results in common principles and requirements for measuring fair value and disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. The guidance became effective January 1, 2012. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the Company.

(2)       Restrictions on cash

The Company is required by its lenders to maintain collection and escrow accounts. These accounts are used to fund the acquisition and pay annual premiums of insurance policies and to pay interest and other charges under its revolving credit facility. DZ Bank AG, as agent for Autobahn Funding Company, LLC, the lender for the revolving credit facility as described in note 6, authorizes the disbursements from these accounts. The Company also maintains a separate cash account for the deposit of Series I Secured note proceeds as described in note 7.  An account control agreement is in place with the Series I Trustee, Lord Securities Corporation, who must authorize disbursements from this account for uses identified in note 7.  At March 31, 2012 and December 31, 2011 there was a balance of $1,569,000, and $4,794,000, respectively, maintained in these restricted cash accounts.

 (3)      Investment in life insurance policies

The life insurance policies (Level 3 financial instruments) are valued based on inputs that are unobservable and significant to the overall fair value measurement.  Changes in the fair value of these instruments are recorded in gain or loss on life insurance policies in our consolidated statements of operations (net of the cash premiums paid on the policies).  The fair value is determined on a discounted cash flow basis that incorporates current life expectancy assumptions.  Life expectancy reports have been obtained from widely accepted life expectancy providers.  The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require. As a result of management’s analysis, discount rates of 13.45%, and 13.31% were applied to the portfolio as of March 31, 2012 and 2011, respectively.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A summary of the Company’s life insurance policies, as of March 31, 2012 accounted for under the fair value method, based on remaining life expectancy is as follows:

Years Ending December 31,	Number of Contracts	Estimated Fair Value	Face Value
2012	-	$-	$-
2013	-	-	-
2014	-	-	-
2015	5	2,789,000	5,329,000
2016	12	12,797,000	31,135,000
2017	28	24,046,000	67,498,000
2018	34	25,147,000	83,008,000
Thereafter	102	63,333,000	295,485,000
Totals	181	$128,112,000	$482,455,000

There were no death benefits recognized by the Company during the three month periods ended March 31, 2012 and 2011, respectively.  The Company recognized death benefits of $4,500,000 in May 2012.

Reconciliation of gain on life settlements:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Change in fair value	$4,791,000	$8,380,000
Premiums and other annual fees	(4,189,000)	(3,022,000)
Policy maturities	-	-
Gain on life settlements, net	$602,000	$5,358,000

The estimated expected premium payments to maintain the above life insurance policies in force for the next five years, assuming no mortalities, are as follows:

Years Ending December 31,
Nine months ending December 31, 2012	$11,568,000
2013	16,237,000
2014	17,274,000
2015	18,592,000
2016	20,015,000
$83,686,000

Management anticipates funding the estimated premium payments as noted above with proceeds from the DZ Bank revolving credit facility and through additional debt and equity financing as well as from revenues from maturities of life insurance policies. The proceeds of these capital sources are also intended to be used for the purchase, financing, and maintenance of additional life insurance policies.

(4)       Fair value definition and hierarchy

ASC 820 establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value.  Market price observability is affected by a number of factors, including the type of investment, the characteristics specific to the investment and the state of the marketplace including the existence and transparency of transactions between market participants.  Assets and liabilities with readily available active quoted prices or for which fair value can be measured from actively quoted prices in an orderly market generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.  ASC 820 establishes a three-level valuation hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The hierarchy is broken down into three levels based on the observability of inputs as follows:

•
Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.  Valuation adjustments and block discounts are not applied to Level 1 instruments.  Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

•	Level 2 - Valuations based on one or more quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

•	Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of observable inputs can vary by types of assets and liabilities and is affected by a wide variety of factors, including, for example, whether the investment is established in the marketplace, the liquidity of markets and other characteristics particular to the transaction.  To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.  Accordingly, the degree of judgment exercised by management in determining fair value is greatest for assets and liabilities categorized in Level 3.

Life insurance policies represent financial instruments recorded at fair value on a recurring basis.  The following table reconciles the beginning and ending fair value of the Company’s Level 3 investments in life insurance policies for the year ended December 31, 2011, and the three months ending March 31, 2012:

Balance at December 31, 2010	$82,718,000
Purchases	11,929,000
Maturities	(1,803,000)
Net change in fair value	29,325,000
Balance at December 31, 2011	122,169,000
Purchases	1,152,000
Maturities	-
Net change in fair value	4,791,000
Balance at March 31, 2012	$128,112,000

The fair value of a portfolio of life insurance policies is based on information available to the Company at the reporting date.  Fair value is based upon a discounted cash flow model that incorporates current life expectancy assumptions.  Life expectancy reports are obtained from independent, third-party widely accepted life expectancy providers at policy acquisition. The life expectancy values of each policy holder, as determined at policy acquisition, are rolled down monthly by the MAPS actuarial software the Company uses for ongoing valuation of its portfolio of life insurance policies.  The Company also orders new life expectancy reports from time to time on existing policies already in the portfolio. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and management’s estimate of the risk premium an investor in the individual policies would require.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The fair value of life insurance policies is estimated using present value calculations of estimated cash flows based on the data specific to each individual life insurance policy. The following summarizes inputs utilized in estimating the fair value of the portfolio of life insurance policies:

	As of March 31,	As of December 31,
	2012	2011
Weighted average age of insured	81.0	80.9
Weighted average life expectancy, months*	91.6	93.6
Average face amount per policy	$2,665,498	$2,722,315
Fair Value Discount rate	13.45%	13.41%
_______________________
* Standard life expectancy as adjusted for insured’s specific circumstances.

These assumptions are, by their nature, inherently uncertain and the effect of changes in estimates may be significant. The techniques used in estimating the present value of estimated cash flows are derived from valuation techniques generally used in the industry that include inputs for the asset that are not based on observable market data. The extent to which the fair value could reasonable vary in the near term has been quantified by evaluating the effect of changes in significant underlying assumptions used to estimate the fair value. If the life expectancies were increased or decreased by 4 months on each outstanding policy and the discount factors were increased or decreased by 1% while all other variables are held constant, the fair value of the investment in life insurance policies would increase or (decrease) by the  amounts summarized below:

	Change in life expectancy
	plus 4 months	minus 4 months
Investment in life policies
March 31, 2012	$(9,912,000)	$10,205,000

December 31, 2011	$(9,660,000)	$9,951,000

	Change in discount rate
	plus 1%	minus 1%
Investment in life policies
March 31, 2012	$(6,741,000)	$7,326,000

December 31, 2011	$(6,665,000)	$7,254,000

Carrying value of receivables, prepaid expenses, accounts payable and accrued expenses approximate fair value due to their short term maturities. The estimated fair value of the Company’s Series I Secured notes payable is approximately $45,306,000 based on a weighted average market interest rate of 6.98%.  The Company began issuing Renewable Secured Debentures in the first quarter of 2012.  The current interest rates on the Renewable Secured Debentures approximate market value.  The carrying value of the revolving credit facility reflects interest charged at the commercial paper rate plus an applicable margin.  The margin represents our credit risk, and management believes this margin has not changed over time.  The overall rate reflects market, and the carrying value of the revolver approximates fair value.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company has issued warrants to purchase common stock in connection with the issuance of its preferred stock.  These warrants are Level 3 instruments and are measured at fair value upon issuance.  The Company issued 139,417 warrants through December 31, 2011.  The estimated fair value per warrant as of the date of issuance was $0.14 using the Black-Scholes model and included an assumed life of three years, a risk free interest rate of 0.42% and a volatility rate of 25.25%.  The Company issued an additional 76,312 warrants during the three months ended March 31, 2012.  The estimated fair value per warrant issued during the three months ended March 31, 2012 was $0.26 using the Black-Scholes model and included an assumed life of three years, a risk free interest rate of 0.38% and a volatility rate of 36.20%.

The Company has not changed its methodology in estimating fair value from prior periods.

(5)       Notes receivable from related parties

Notes receivable from related parties consisted of various unsecured notes receivable.  These notes were due from shareholders of the Company, with interest rates ranging from 4.2% to 5%, payable annually and were paid in full July 27, 2011.  Interest income from related parties totaled $24,000 during the three months ended March 31, 2011.  As a part of the Company’s compensation plan effective January 1, 2011, interest income earned on these notes were treated as guaranteed payments to the members and are included in employee compensation and benefits in the statement of operations for the three months ended March 31, 2011.  On July 27, 2011, the Company paid dividends to the shareholders in the amount of their respective note receivable balances.  They immediately repaid their balance due on each note and the related accrued interest in full.

As of March 31, 2012, and 2011, the Company had receivables totaling $5,000,000 due from an affiliate, Opportunity Finance, LLC, that were fully reserved.  Opportunity Finance ceased operations in 2008.

(6)       Credit facilities

Revolving credit facility – Autobahn Funding Company LLC

On July 15, 2008, DLP II and United Lending entered into a revolving credit facility pursuant to a Credit and Security Agreement (Agreement) with Autobahn Funding Company LLC (Autobahn), providing the Company with a maximum borrowing amount of $100,000,000. Autobahn is a commercial paper conduit that issues commercial paper to investors in order to provide funding to DLP II and United Lending. DZ Bank AG acts as the agent for Autobahn. The Agreement expires on July 15, 2013.  The amount outstanding under this facility as of March 31, 2012 and December 31, 2011, was $62,500,000 and $60,000,000, respectively.

The Agreement requires DLP II or United Lending to pay, on a monthly basis, interest at the commercial paper rate plus an applicable margin, as defined in the Agreement. The effective rate was 2.18% and 2.25% at March 31, 2012 and December 31, 2011, respectively.  The weighted average effective interest rate was 2.26% and 2.17% (excluding the unused line fee) for the three months ended March 31, 2012 and 2011, respectively.  The Agreement also requires payment of an unused line fee on the unfunded amount under the revolving credit facility. The note is secured by substantially all of DLP II and United Lending assets which consist primarily of life settlement policies.

The Agreement has certain financial and nonfinancial covenants. The Company is in compliance with these covenants at March 31, 2012. In addition, advances under the Agreement are subject to a borrowing base formula, which limits the availability of advances on the borrowing base calculation based on attributes of policies pledged to the facility.  Over-concentration of policies by insurance carrier, and over-concentration of policies by insurance carriers with ratings below a AA- rating are the two primary factors with the potential of limiting availability of funds on the facility. Total funds available for additional borrowings under the borrowing base formula criteria at March 31, 2012 and December 31, 2011, were $6,507,000 and $7,691,000 respectively.

Holdings is not obligated under this credit facility to guarantee loan or interest payments to Autobahn: however, Holdings is obligated under a performance guaranty to provide servicing for policies held by DLP II.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Lending agreement with affiliate

The Company entered into an Investment Agreement with an affiliate Insurance Strategies Fund, LLC (ISF) on September 3, 2009.  Under the terms of this agreement, ISF will provide working capital loans to the Company for general working capital needs and expenses.  The Company does not expect to take working capital loans under this agreement during the foreseeable future.

(7)       Series I Secured notes payable

Series I Secured notes payable have been issued in conjunction with the GWG Series I Secured notes private placement memorandum dated August 25, 2009 (last revised November 15, 2010). On June 14, 2011 the Company closed the offering to additional investors, however, existing investors may elect to continue advancing amounts outstanding.  Series I Secured notes have maturity dates ranging from six months to seven years with fixed interest rates varying from 7.0% to 9.55% depending on the term of the note.  Interest is payable monthly, quarterly, annually or at maturity depending on the terms of the note. At March 31, 2012 and December 31, 2011 the weighted average interest rates of Series I Secured notes were 8.13%, and 8.04% respectively.  The notes are secured by assets of GWG Life. The amount outstanding under these Series I Secured notes was $44,778,000 and $49,332,000 at March 31, 2012, and December 31, 2011, respectively.  The difference between the amount outstanding on the Series I Secured notes and the carrying amount on the consolidated balance sheet is due to netting of unamortized deferred issuance costs.  Overall, interest expense includes amortization of deferred financing and  issuance costs of $509,000 and $135,000 for the three months ended March 31, 2012 and 2011, respectively.  Future expected amortization of deferred financing costs is $1,019,000.

On November 15, 2010, the owners pledged their ownership interests in the Company to the Series I Trust as security for advances under the Series I Trust arrangement.

The use of proceeds from the issuances of Series I Secured notes was limited to the following: (1) payment of commissions of Series I Secured note sales, (2) purchase life insurance policies, (3) payment of premiums of life insurance policies, (4) payment of principal and interest to Senior Liquidity Provider (DZ Bank), (5) payment of portfolio or note operating fees or costs, (6) payment of trustee (Wells Fargo Bank, N.A.), (7) payment of servicer and collateral fees, (8) payment of principal and interest on Series I Secured notes, (9) making of distributions to equity holders for tax liability related to portfolio, (10) purchase of interest rate caps, swaps, or hedging instruments, (11) payment of GWG Series I Trustee fees, and (12) payment of offering expenses.

On November 1, 2011, GWG entered into a Third Amended and Restated Note Issuance and Security Agreement with Lord Securities Corporation after receiving majority approval from the holders of Series I Secured Notes.  Among other things, the amended and restated agreement modified the use of proceeds and certain provisions relating to the distribution of collections and subordination of cash flow.  Under the amended and restated agreement, GWG is no longer restricted as to its use of proceeds or subject to restrictions on certain distributions of collections and subordination of cash flows.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Future maturities of Series I Secured notes payable at March 31, 2012 are as follows:

Years Ending December 31,
2012	$18,560,000
2013	8,897,000
2014	7,108,000
2015	4,212,000
2016	1,161,000
Thereafter	4,840,000
$44,778,000

(8)       Renewable secured debentures

The Company has filed with the Securities and Exchange Commission, effective January 2012, to offer the sale of $250,000,000 of secured debentures.  Renewable Secured Debentures have maturity dates ranging from six months to seven years with fixed interest rates varying from 4.75% to 9.50% depending on the term of the note.  Interest is payable monthly, annually or at maturity depending on the terms of the debenture. At March 31, 2012, the weighted average interest rate of Renewable Secured Debentures was 7.86%.  The debentures are secured by assets of GWG Life.  The amount outstanding under these Renewable Secured Debentures was $3,231,000 at March 31, 2012.  The difference between the amount outstanding on the Renewable Secured Debentures and the carrying amount on the consolidated balance sheet is due to netting of unamortized deferred issuance costs.  Amortization of deferred issuance costs was $3,742 for the three months ended March 31, 2012.  Future expected amortization of deferred financing costs is $169,127.  Subsequent to March 31, 2012, the Company has issued an additional $3,787,000 in principal amount of these secured debentures.

The use of proceeds from the sales of Renewable Secured Debentures is limited to the following: (1)payment of commissions on sales of Renewable Secured Debentures, (2) payment of offering expenses, (3) purchase of life insurance policies, (4) payment of premiums on life insurance policies, (5) payment of principal and interest on Renewable Secured Debentures, (6) payment of portfolio operations expenses, and (7) general working capital.

Future maturities of Renewable Secured Debentures at March 31, 2012 are as follows:

Years Ending December 31,
2012	$200,000
2013	330,000
2014	528,000
2015	936,000
2016	45,000
Thereafter	1,192,000
$3,231,000

The Company entered into an Indenture effective October 19, 2011 with Holdings as obligor, GWG Life as guarantor, and Bank of Utah as trustee for the benefit of the debenture holders.  The Indenture has certain financial and nonfinancial covenants.  The Company is in compliance with these covenants at March 31, 2012.

(9)       Income taxes and proforma calculations

The Company was a pass through entity for federal income tax purposes through June 10, 2011.  No income tax provision has been included through that date in these consolidated financial statements as income or loss of the Company was required to be reported by the respective members on their income tax returns.  Subsequent to the Company’s conversion to a corporation it files a combined return with the subsidiaries.  As a result of the Company’s change in legal structure from a limited liability company (filing tax returns as a pass through entity) to a corporation effective June 10, 2011, the Company will file and pay taxes based on its reported income.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company was not a taxable entity during the three months ended March 31, 2011.  Income tax benefit was ($1,139,000) for the three months ended March 31, 2012.  The effective tax rate for the three months ended March 31, 3012, was 34.6%.  The components of income tax benefit for the three months ended March 31, 2012 consisted of the following:

	Three Months Ended March 31,
Income tax benefit:	2012	2011
Federal	$957,000	$-
State	182,000	-
Total income tax benefit	$1,139,000	$-

(10)     Convertible, redeemable preferred stock

The Company began offering 3,333,333 shares of convertible redeemable preferred stock (Series A preferred stock) for sale to accredited investors in a private placement effective July 31, 2011.  The preferred stock is being sold at an offering price of $7.50 per share.  Series A preferred stock has a preferred yield of 10% per annum, and each share shall have the right to convert into 1.5 shares of the Company’s common stock until such time as the Company elects to automatically convert the preferred stock to common stock as described below.  Preferred shareholders also received three-year warrants to purchase, at an exercise price per share of $6.25, one share of common stock for every 20 shares of Series A preferred stock purchased.  The warrants are convertible immediately.  In the Certificate of Designations for the Series A preferred stock dated July 31, 2011, the Company has agreed to permit preferred shareholders to sell their shares back to the Company for the stated value of $7.50 per share, plus accrued dividends, according to the following schedule:

•	Up to 33% of the holder’s unredeemed shares one year after issuance:
•	Up to 66% of the holder’s unredeemed shares two years after issuance; and
•	Up to 100% of the holder’s unredeemed shares three years after issuance.

The Company’s obligation to redeem preferred shares will terminate upon the Company completing a registration of its common stock with the SEC.  The Company may redeem the shares at a price equal to 110% of their liquidation preference ($7.50 per share) at any time after December 15, 2012.

At the election of the Company, the preferred shares may be automatically converted into the common stock of the Company in the event of either (1) a registered offering of the Company’s common stock with the SEC aggregating gross proceeds of at least $5.0 million at a price equal to or greater than $5.50 per share of common stock, or (2) the consent of shareholders holding at least a majority of the then-outstanding shares of Series A preferred stock.  The Company began issuing Series A preferred stock on September 1, 2011.  As of March 31, 2012, the Company had issued 2,901,464 preferred shares resulting in gross consideration of $21,752,000 (including cash proceeds for  new  notes,  conversion of Series I Secured notes and accrued interest on Series I notes, and preferred dividends).  The Company incurred Series A preferred stock issuance costs of 2,246,000, of which $340,000 was amortized to additional paid-in capital during the three months ended March 31, 2012, resulting in a net preferred stock capital balance of $19,846,000.

The Company determined the grant date fair value of the outstanding warrants attached to the Series A preferred stock was $34,000 during the three months ended March 31, 2012 and $14,000 during the year ended December 31, 2011.  The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share upon 30 days written notice to the investors at any time after (i) the Company has completed a registration of its common stock with the SEC and (ii) the volume of weighted average sale price per share of common stock equals or exceeds $7.00 per share for ten consecutive trading days ending on the third business day prior to proper notice of such redemption.  Total warrants outstanding as of March 31, 2012, were 215,729 with a weighted average remaining life of 2.65 years.  Total warrants outstanding at December 31, 2011, were 139,417 with a weighted average remaining life of 2.76 years.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Dividends on the preferred stock may be paid in either cash or additional shares of preferred stock at the election of the holder.  The dividends are reported as an expense and included in the caption interest expense in the consolidated statements of operations.

The Company declared and accrued dividends payable of $417,000 for the three months ended March 31, 2012.  Cash dividends of $265,000 were paid on April 15, 2012, and 19,751 shares of Series A preferred stock were issued in lieu of cash dividends on April 15, 2012, pursuant to a board resolution declaring the dividend.

Subsequent to March 31, 2012, the Company issued an additional 161,484 shares of convertible, redeemable preferred stock.

(11)    Contingencies

Litigation - In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Contingency matter – Opportunity Finance, LLC, owned by Jon Sabes and Steven Sabes, is subject to litigation clawback claims by the bankruptcy trustee for third-party matters for payments that may have been deemed preference payments.  In addition, Jon Sabes and Steven Sabes are subject to litigation clawback claims by the bankruptcy trustee for third-party matters for payments received from Opportunity Finance that may have been deemed preference payments.  If the parties are unsuccessful in defending against these claims, their equity ownership in the Company may be sold or transferred to other parties to satisfy such claims.  In addition, the Company loaned $1,000,000 to Opportunity Finance, LLC, and was repaid in full plus interest of $177,000.  This investment amount may also be subject to clawback claims by the bankruptcy court. These matters may also distract management and reduce the time and attention that they are able to devote to the Company’s operations.

 (12)    Guarantees of secured debentures

Holdings has filed with the Securities and Exchange Commission to offer for sale $250,000,000 of secured debentures as described in note 8. The secured debentures are secured by the assets of Holdings as described in note 8 and a pledge of all the common stock by the largest shareholders. Obligations under the debentures are guaranteed by Holding’s subsidiary GWG Life. This guarantee involves the grant of a security interest in all the assets of GWG Life. GWG Life is a wholly owned subsidiary of Holdings and the payment of principal and interest on the secured debentures is fully and unconditionally guaranteed by GWG Life.  The majority of the Company’s life insurance policies are held by DLP II, a wholly owned subsidiary of GWG Life, however, the policies held by DLP II are not collateral for the debenture obligations as such policies are collateral for the credit facility.

The condensed consolidating financial statements are presented in lieu of separate financial statements and other related disclosures of the subsidiary guarantors and issuer because management does not believe that separate financial statements and related disclosures would be material to investors. There are currently no significant restrictions on the ability of Holdings or GWG Life , the guarantor subsidiary, to obtain funds from its subsidiaries by dividend or loan, except as follows. DLP II is a borrower under a credit agreement with Autobahn, with DZ Bank AG as agent, as described in note 3. The significant majority of insurance policies owned by the Company are subject to a collateral arrangement with DZ Bank AG described in note 3. Under this arrangement, collection and escrow accounts are used to fund purchases and premiums of the insurance policies and to pay interest and other charges under its revolving credit facility. DZ Bank AG and Autobahn must authorize all disbursements from these accounts, including any distributions to GWG Life. Distributions are limited to an amount that would result in the borrowers (GWG DLP Funding II, LLC, GWG Life Settlements, LLC, and GWG Holdings, Inc)  realizing an annualized rate of return on the equity funded amount for such assets of not more than 18%, as determined by DZ Bank AG. After such amount is reached, the credit agreement requires that excess funds be used for repayments of borrowings before any additional distributions may be made.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following represents condensed consolidating financial information as of March 31, 2012 and December 31, 2011, with respect to the financial position, and as of March 31, 2012 and 2011 with respect to results of operations and cash flows of Holdings and its subsidiaries for the three months then ended. The parent column presents the financial information of Holdings, the primary obligor of the secured debentures. The guarantor subsidiary column presents the financial information of GWG Life, the guarantor subsidiary of the secured debentures, presenting its investment in DLP II and Trust under the equity method. The non-guarantor subsidiaries column presents the financial information of all non-guarantor subsidiaries including DLP II and Trust.

Condensed Consolidating Balance Sheets

March 31, 2012	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated

ASSETS

Cash and cash equivalents	$4,381,377	$167,389	$-	$-	$4,548,766
Restricted cash	-	-	1,569,464	-	1,569,464
Investment in life settlements, at fair value	-	2,186,911	125,925,181	-	128,112,092
Deferred financing costs, net	-	-	271,713	-	271,713
Other assets	24,660	106,153	750	-	131,563
Investment in subsidiaries	21,466,062	64,996,883	-	(86,462,945)	-

TOTAL ASSETS	$25,872,099	$67,457,336	$127,767,108	$(86,462,945)	$134,633,598

LIABILITIES & OWNERS' EQUITY (DEFICIT)

LIABILITIES
Revolving credit facility	$-	$-	$62,500,000	$-	$62,500,000
Series I Secured notes payable	-	43,758,661	-	-	43,758,661
Secured renewable debentures	3,061,873	-	-	-	3,061,873
Accounts payable	244,036	126,790	-	-	370,826
Accrued expenses	-	-	-	-
Interest	15,023	1,99,287	125,952	-	2,132,262
Other	1,061,236	250,392	8,417	-	1,320,045
Deferred taxes	3,168,769	-	-	-	3,168,769
TOTAL LIABILITIES	7,550,937	46,127,130	62,634,369	-	116,312,436

CONVERTIBLE, REDEEMABLE PREFERRED STOCK	19,845,837	-	-	-	19,845,837

EQUITY (DEFICIT)
Member capital	-	17,268,547	51,404,457	(68,673,004)	-
Common stock	9,989	-	-	-	9,989
Additional paid-in capital	7,848,888	-	-	-	7,848,888
Accumulated deficit	(9,383,552)	4,061,659	13,728,282	(17,789,941)	(9,383,552)
TOTAL EQUITY (DEFICIT)	(1,524,675)	21,330,206	65,132,739	(86,462,945)	(1,524,675)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$25,872,099	$67,457,336	$127,767,108	$(86,462,945)	$134,633,598

 GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Balance Sheets (continued)

December 31, 2011	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated

ASSETS

Cash and cash equivalents	$1,746,456	$131,893	$-	$-	$1,878,349
Restricted cash	-	822,227	3,972,075	-	4,794,302
Investment in life settlements, at fair value	-	4,876,389	117,292,135	-	122,168,524
Deferred financing costs, net	-	-	329,937	-	329,937
Other assets	34,817	170,346	13,000	-	218,163
Investment in subsidiaries	17,026,465	61,326,724	-	(78,353,189)	-

TOTAL ASSETS	$18,807,738	$67,327,579	$121,607,147	$(78,353,189)	$129,389,275

LIABILITIES & OWNERS' EQUITY (DEFICIT)

LIABILITIES
Revolving credit facility	$-	$-	$60,000,000	$-	$60,000,000
Series I Secured notes payable	-	48,179,271	-	-	48,179,271
Accounts payable	379,457	56,311	-	-	435,768
Accrued expenses
Interest	-	1,779,796	108,039	-	1,887,835
Other	510,219	450,704	7,416	-	968,339
Deferred taxes	4,308,217	-	-	-	4,308,217
TOTAL LIABILITIES	5,197,893	50,466,082	60,115,455	-	115,779,430

CONVERTIBLE, REDEEMABLE PREFERRED STOCK	12,661,276	-	-	-	12,661,276

EQUITY (DEFICIT)
Member capital	-	10,427,852	47,620,149	(58,048,001)	-
Common stock	9,989	-	-	-	9,989
Additional paid-in capital	8,169,303	-	-	-	8,169,303
Accumulated deficit	(7,230,723)	6,433,645	13,871,543	(20,305,188)	(7,230,723)
TOTAL EQUITY	948,569	16,861,497	61,491,692	(78,353,189)	948,569

TOTAL LIABILITIES AND EQUITY	$18,807,738	$67,327,579	$121,607,147	$(78,353,189)	$129,389,275

 GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2012	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Contract servicing fees	$-	$148,200	$-	$(148,200)	$-
Gain on life settlements, net	-	149,970	451,798	-	601,768
Interest and other income	304	955	73	-	1,332

TOTAL REVENUE	304	299,125	451,871	(148,200)	603,100

EXPENSES
Origination and servicing fees	-	(6,500)	154,700	(148,200)	-
Employee compensation and benefits	-	533,745	-	-	533,745
Legal and professional fees	290,903	73,322	-	-	364,225
Interest expense	454,173	1,556,310	427,931	-	2,438,414
Other expenses	146,407	400,086	12,500	-	558,993

TOTAL EXPENSES	891,483	2,556,963	595,131	(148,200)	3,895,377

LOSS BEFORE EQUITY IN LOSS
OF SUBSIDIARIES	(891,179)	(2,257,838)	(143,260)	-	(3,292,277)

EQUITY IN LOSS OF SUBSIDIARY	(2,401,098)	(114,148)	-	2,515,246	-

NET LOSS BEFORE INCOME TAXES	(3,292,277)	(2,371,986)	(143,260)	2,515,246	(3,292,277)

INCOME TAX BENEFIT	(1,139,448)	-	-	-	(1,139,448)
NET LOSS	$(2,152,829)	$(2,371,986)	$(143,260)	$2,515,246	$(2,152,829)

For the three months ended March 31, 2011	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Contract servicing fees	$-	$916,000	$-	$(916,000)	$-
Gain on life settlements, net	-	38,026	5,319,615	-	5,357,641
Interest and other income	-	26,573	3,583	-	30,156

TOTAL REVENUE	-	980,599	5,323,198	(916,000)	5,387,797

EXPENSES
Origination and servicing fees	-	6,000	910,000	(916,000)	-
Employee compensation and benefits	-	483,270	-	-	483,270
Legal and professional fees	15,331	144,968	-	-	160,299
Interest expense	-	977,688	306,501	-	1,284,189
Other expenses	747	216,588	12,503	-	229,838

TOTAL EXPENSES	16,078	1,828,514	1,229,004	(916,000)	2,157,596

INCOME (LOSS) BEFORE EQUITY INCOME (LOSS)
OF SUBSIDIARIES	(16,078)	(847,915)	4,094,194	-	3,230,201

EQUITY IN INCOME OF SUBSIDIARY	3,246,279	4,123,306	-	(7,369,585)	-

NET INCOME	$3,230,201	$3,275,391	$4,094,194	$(7,369,585)	$3,230,201

 GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2012	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,152,829)	$(2,371,986)	$(143,260)	$2,515,246	$(2,152,829)
Adjustments to reconcile net loss to cash:
(Gain) loss on life settlements	-	1,066,228	(5,857,286)	-	(4,791,058)
Amortization of deferred financing and issuance costs	-	508,936	58,224	-	567,160
Deferred income taxes	(1,139,448)	-	-		(1,139,448)
Accrued convertible, redeemable preferred stock dividends	126,075	-	-	-	126,075
(Increase) decrease in operating assets:
Due from related parties	-	768	-	-	768
Other assets	(1,353,267)	(197,467)	3,797,308	(2,515,246)	(268,672)
Increase (decrease) in operating liabilities:
Accounts payable	(135,421)	70,479	-	-	(64,942)
Accrued interest	15,023	211,491	17,913	-	244,427
Accrued expenses	575,090	(197,893)	1,000	-	378,197
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(4,064,777)	(909,444)	(2,126,101)	-	(7,100,322)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	-	1,623,250	(2,776,510)	-	(1,153,260)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	1,623,250	(2,776,510)	-	(1,153,260)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from revolving credit facility	-	-	2,500,000	-	2,500,000
Proceeds from issuance of Series I Secured notes payable	-	50,000	-	-	50,000
Payments for redemption of Series I Secured notes payable	-	(1,550,537)	-	-	(1,550,537)
Proceeds from issuance of debentures	3,061,873	-	-	-	3,061,873
Proceeds (payments) from restricted cash	-	822,227	2,402,611	-	3,224,838
Issuance of preferred stock	4,436,465	-	-		4,436,465
Payments for issuance of preferred stock	(798,640)	-	-	-	(798,640)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	6,699,698	(678,310)	4,902,611	-	10,923,999

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,634,921	35,496	-	-	2,670,417

CASH AND CASH EQUIVALENTS
BEGINNING OF THE PERIOD	1,746,456	131,893	-	-	1,878,349

END OF THE PERIOD	$4,381,377	$167,389	$-	$-	$4,548,766

 GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidating Statements of Cash Flows (continued)

For the three months ended March 31, 2011	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,230,201	$3,275,391	$4,094,194	$(7,369,585)	$3,230,201
Adjustments to reconcile net income (loss) to cash:
(Gain) on life settlements	-	(139,726)	(8,239,919)	-	(8,379,645)
Amortization of deferred financing and issuance costs	-	135,192	58,224	-	193,416
(Increase) decrease in operating assets:
Due from related parties	(30,000)	2,286	-	-	(27,714)
Other assets	(3,196,282)	(8,011,849)	4,099,657	7,369,585	261,111
Increase (decrease) in operating liabilities:
Accounts payable	-	26,108	(613,800)	-	(587,692)
Accrued interest	-	23,112	13,175	-	36,287
Accrued expenses	-	(76,377)	(12,700)	-	(89,077)
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,919	(4,765,863)	(601,169)	-	(5,363,113)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	-	(16,150)	(4,617,855)	-	(4,634,005)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	(16,150)	(4,617,855)	-	(4,634,005)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from revolving credit facility	-	-	4,462,500	-	4,462,500
Proceeds from issuance of Series I Secured notes payable	-	6,281,039	-	-	6,281,039
Payments for redemption of Series I Secured notes payable	-	(2,488,350)	-	-	(2,488,350)
Proceeds (payments) from restricted cash	-	1,069,535	(811,864)	-	257,671
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	4,862,224	3,650,636	-	8,512,860

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,919	80,211	(1,568,388)	-	(1,484,258)

CASH AND CASH EQUIVALENTS
BEGINNING OF THE PERIOD	-	189,842	1,568,388	-	1,758,230

END OF THE PERIOD	$3,919	$270,053	$-	$-	$273,972

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(13)     Concentration

GWG purchases life insurance policies written by life insurance companies having investment grade ratings by independent rating agencies.  As a result there may be certain concentrations of contracts with life insurance companies.  The following summarizes the face value of insurance contracts with specific life insurance companies exceeding 10% of the total face value held by the Company.

	March 31,	December 31,
	2012	2011
Life insurance company	%	%

Company A	17.83	17.43
Company B	14.87	15.06
Company C	12.79	12.53
Company D	9.96	10.09

The following summarizes the number of insurance contracts held in specific states exceeding 10% of the total face value held by the Company:

	March 31,	December 31,
	2012	2011
State of residence	%	%

California	30.39	31.43
New York	13.81	13.71
Florida	11.60	11.43

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with the condensed consolidated financial statements and accompanying notes and the information contained in other sections of this report.  This discussion and analysis is based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management.  The statements in this discussion and analysis concerning expectations regarding our future performance, liquidity and capital resources, as well as other non-historical statements in this discussion and analysis, are forward-looking statements. See “Forward-Looking Statements” below.  These forward-looking statements are subject to numerous risks and uncertainties.  Our actual results could differ materially from those suggested or implied by any forward-looking statements.

Overview

We are engaged in the emerging secondary market for life insurance policies.  We acquire life insurance policies in the secondary market from policy owners desiring to sell their policies at a discount to the face value of the insurance benefit.  Once we purchase a policy, we continue paying the policy premiums in order to ultimately collect the face value of the insurance benefit.  We generally hold the individual policies to maturity, in order to ultimately collect the policy’s face value upon the insured’s mortality.  Our strategy is to build a profitable and large (greater than 300 policies) portfolio of policies that is diversified in terms of insurance carriers and the medical conditions of insureds.  We believe that diversification among insurers and medical conditions will lower our overall risk exposure, and that a larger number of individual policies (diversification in overall number) will provide our portfolio with greater actuarial stability.

In the first quarter of 2012, we recognized no revenue from the receipt of policy benefits.  Revenue recognized from the change in fair value of our life insurance policies, net of premiums and carrying costs, was $601,768.  Interest expense, including amortization of the deferred financing costs, was $1,999,564 for the three months ended March 31, 2012, and selling, general and administrative expenses during the period were $1,452,102.  Our net loss for the three months ended March 31, 2012 was $(2,152,829).

Our portfolio of life insurance policy portfolio as of March 31, 2012 is summarized and set forth below:

Life Insurance Portfolio Summary

Total portfolio face value of policy benefits	$ 482,455,081
Average face value per policy *	$ 2,665,498
Average face value per insured life *	$ 2,871,756
Average age of insured (yrs) *	81.02
Average life expectancy estimate (yrs) *	7.63
Total number of policies	181
Demographics	62% Males; 38% Females
Number of smokers	No insureds are smokers
Largest policy as % of total portfolio	2.07%
Average policy as % of total portfolio	0.55%
Average Annual Premium as % of face value	3.25%

________________
*  Averages presented in the table are weighted averages.

Critical Accounting Policies

Other than (i) our change to the discount rate we use to estimate the fair value of our investment in life insurance policies (see below), (ii) our election under Section 107 of the Jumpstart Our Business Startups Act of 2012 (JOBS Act) (see below), and (iii) our determination that estimates relating to deferred income taxes comprise a critical accounting policy (see below), there were no changes in our critical accounting policies during the covered quarter. A discussion of these critical accounting policies and estimates can be found in notes 1 and 4 to our condensed consolidated financial statements.

Fair Value of Life Insurance Policies

We estimated the fair value of the life insurance policies using our valuation model as of March 31, 2012.  This includes reviewing our assumptions for discount rates and life expectancies as well as incorporating current information for premium payments and the passage of time.  The table below provides the discount rate used for the fair value of the life insurance policies for the period ending:

March 31, 2012 13.45%	March 31, 2011 13.31%

The Company engaged a third party, Model Actuarial Pricing Systems (MAPS), to prepare a third-party valuation of our life settlement portfolio.  MAPS owns and maintains the portfolio pricing software used by the Company.  MAPS processed policy data, future premium data, life expectancy data, and other actuarial information supplied by the Company to calculate a net present value for our portfolio using the specified discount rate of 13.45%.  MAPS independently calculated the net present value of our portfolio of 181 policies to be $128,112,092, which is the same carrying value used by the Company on its balance sheet as of March 31, 2012, and furnished the Company with a letter documenting its calculation.  A copy of such letter is filed as Exhibit 99 to this report.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012, or JOBS Act, was enacted.  Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 for complying with new or revised accounting standards.  This means that an “emerging growth company” can delay the adoption of certain accounting standards until those standards would apply to private companies.  We have elected to delay such adoption of new or revised accounting standards and, as a result, we may not comply with new or revised accounting standards at the same time as other public reporting companies that are not “emerging growth companies.”  This exemption will apply for a period of five years following our first sale of common equity securities under an effective registration statement or until we no longer qualify as an “emerging growth company” as defined under the JOBS Act, whichever is earlier.

Deferred Income Taxes

FASB ASC 740, Income Taxes, requires the Company to recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  A valuation allowance is established for any portion of deferred tax assets that is not considered more likely than not to be realized. This evaluation requires the Company to evaluate positive and negative evidence regarding the potential ability to realize the deferred tax asset, including scheduled reversals of deferred tax liabilities and tax planning strategies.

The Company has provided a valuation allowance against the deferred tax asset related to a note receivable because it believes that, when realized for tax purposes, it will result in a capital loss that will not be utilized because the Company has no expectation of generating a capital gain within the applicable carry-forward period. Therefore, the Company does not believe that it is more likely than not that the deferred tax asset will be realized.

A valuation allowance is required to be recognized to reduce deferred tax assets to an amount that is more likely than not to be realized.  Realization of deferred tax assets depends upon having sufficient past or future taxable income in periods to which the deductible temporary differences are expected to be recovered or within any applicable carryback or carryforward periods. The Company believes that it is more likely than not that it will be able to realize all of its deferred tax assets other than that which is expected to result in a capital loss.

Principal Revenue and Expense Items

We earn revenues from two primary sources as described below.

Policy Benefits Realized.  We recognize and record revenues for amounts received in excess of carrying value upon the receipt of the face value of the policy benefits paid upon the mortality of an insured.  We generally collect the face value of the life insurance policy from the insurance company typically within 45 days of the insured’s mortality.

Change in Fair Value of Life Insurance Policies.  We have elected to carry our investments in life insurance policies at fair value in accordance with ASC 325-30, Investments in Life Insurance Contracts. Accordingly, we value our investments in life insurance policies each reporting period in accordance with the fair value principles discussed herein, which includes the payment of premiums for such period.

Our main components of expense are summarized below.

Selling, General and Administrative Expenses.  We recognize and record expenses incurred in the operations of the purchasing and servicing of life insurance policies.  These expenses include legal, salaries, and sales and marketing expenditures.

Interest Expense.  We recognize and record interest expenses associated with the costs of financing our life insurance portfolio for the current period.  These expenses include interest amounts paid to our senior lender under our revolving credit facility, as well as all interest paid on our debentures and other outstanding indebtedness such as our subsidiary secured notes and dividends on preferred stock.  When we issue long-term indebtedness, we amortize the costs associated with such indebtedness over the outstanding term of the financing, and consider it interest expense.

Results of Operations—Three Months Ended March, 31 2012 Compared to Three Months Ended March 31, 2011

The following is our analysis of the results of operations for the periods indicated below.  This analysis should be read in conjunction with our consolidated financial statements and related notes.

Revenue.  No revenue was recognized from the receipt of policy benefits during the three months ended March 31, 2012 and 2011. Revenue recognized from the change in fair value of our life insurance policies, net of premiums and carrying costs, was $601,768 for the three months ended March 31, 2012, compared to $5,357,641 for the same period in 2011.  During the three month period ended March 31, 2011, we purchased a higher volume of life insurance policies than we did during the same period in 2012, due to filing the registration statement for our Renewable Secured Debentures.  In each case, the increases in fair value were due to the discount rates we use to calculate the net present value of cash flows expected from our portfolio of life insurance policies.  The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the portfolio would require.  The discount rate used for the fair value of the life insurance policies we own was 13.45% as of March 31, 2012, compared to 13.31% for the same period ending in 2011.

Expenses.  Interest expense, including amortization of the deferred financing costs, was $2,438,414  for the three months ended March 31, 2012 compared to $1,284,189 for the same period in 2011, an increase of $1,154,225.  The increase in interest expense was due to increased average debt outstanding during 2012 as compared to the same period in 2011, which debt was issued to purchase life insurance policies.  Selling, general and administrative expenses were $1,456,963 for the three months ended March 31, 2012, compared to $873,407 for the same period in 2011, an increase of $583,556. This increase is mostly due to higher legal, professional fees, and licenses and registrations associated with our offering of debentures and being a public reporting company.

Income Tax Expense. The Company was a pass-through entity for federal income tax purposes through June 10, 2011.  As a result, no income tax provision has been included in these consolidated financial statements through June 10, 2011, as the related income or loss of the Company was required to be reported by the respective members on their income tax returns.  The Company, as permitted under Delaware state law, changed its legal structure from a limited liability company to a corporation effective June 10, 2011.  Since the conversion, the Company reports its income or loss on its own tax returns and is responsible for any related taxes.

Income tax benefit was $1.1 million for the three months ended March 31, 2012.  The effective tax rate for the three months ended March 31, 2012, was 34.6%, compared to a pro-forma rate of 39.3% for the three months ended March 31, 2011.

Liquidity and Capital Resources

Historically, we have funded our operational expenditures for the management of our business primarily through origination fees derived from the purchase of life insurance policies, and we have funded the acquisition, servicing and financing of our life insurance policy portfolio through various forms of debt financing.

The origination fee we charge is generally one to four percent of the face value of a life insurance policy’s benefit and is charged and received by us when we acquire the related policy.  The origination fee we charge is calculated into the total purchase price we pay for a life insurance policy, but is a separate transaction that is not netted against the purchase price we pay to a seller of an insurance policy.  During the three months ended March 31, 2012, we generated cash flows of $148,200 from origination fees.  Profit from intra-company origination fees for life insurance policies retained by the Company are eliminated from our consolidated statements of operations.  As such, the origination fees collected under our life insurance policy financing arrangements are reflected in our consolidated statements of cash flows as cash flows from financing activities. See “—Cash Flows” below for further information.  We determine the purchase price of life insurance policies in accordance with ASC 325-30, Investments in Insurance Contracts, using the fair value method.  Under the fair value method, the initial investment is recorded at the transaction price, including direct acquisition costs.  Since the origination fees are paid from a wholly owned subsidiary to the parent company, these costs are not included in the transaction price for our GAAP financial statements.  For further discussion on our accounting policies for life settlements, please refer to note 1 to our consolidated financial statements.

To date, we have financed our policy acquisition, servicing and related financing expenditures primarily through restricted borrowings made directly by our subsidiaries.  In particular, our subsidiary GWG DLP Funding II, or DLP Funding II, has entered into a $100 million revolving credit facility with Autobahn/DZ Bank, and GWG Life Settlements, LLC, or GWG Life, has issued secured notes (referred to as “subsidiary secured notes”) (see note 7 to our consolidated financial statements).  As of March 31, 2012, we owed approximately $62.5 million in principal amount on our revolving credit facility.  Interest accrues on amounts borrowed under the revolving credit facility at a floating rate the weighted average of which was 2.18% per annum at March 31, 2012.  As of March 31, 2012, we had the potential ability to borrow up to $37.5 million with a borrowing base of up to an additional $6.51 million available under the revolving credit facility.  On that same date, we had approximately $44.7 million in principal amount of subsidiary secured notes outstanding.  The weighted-average interest rate of our outstanding subsidiary secured notes at that date was 8.13%, and the weighted-average maturity at that date was 1.64 years.  The subsidiary secured notes outstanding have renewal features.  On June 14, 2011 the Company closed the offering to additional investors; however, existing investors may elect to continue advancing amounts outstanding. For the three months ended March 31, 2012, we have experienced $14,678,046 in maturities, of which $13,200,010 has renewed for an additional term.  This has provided us with an aggregate renewal rate of approximately 90% for investments in our subsidiary secured notes.

In September 2011, we began a private placement offering of Series A Convertible Preferred Stock to accredited investors only.  As of March 31, 2012, we had received $21.6 million in subscriptions for this preferred stock.  These subscriptions consisted of $12.7 million in conversions of outstanding subsidiary secured notes and $8.9 million of new investments. The conversions of outstanding subsidiary secured notes reduced our total outstanding principal balance for subsidiary secured notes to $44.7 million as of March 31, 2012.  We have used the proceeds from our sales of preferred stock, together with the origination fees we received, primarily to fund our operational expenditures.

In February, 2012, we began issuing Renewable Secured Debentures according to the terms of SEC registration statement that became effective January 31, 2012.  As of March 31, 2012, we had received $3.1 million in subscriptions for our Renewable Secured Debentures.  We used a portion of the proceeds from our Renewable Secured Debentures to pay offering expenses and pay premiums on life insurance policies in our portfolio.

As of March 31, 2012, we had approximately $11.1 million in combined available cash and available borrowing capacity under our revolving credit facility for the purpose of purchasing additional life insurance policies, paying premiums on existing policies, paying portfolio servicing expenses, and paying principal and interest on our outstanding financing obligations.

We expect to meet our ongoing operational capital needs through a combination of origination fees, unsecured working capital loans, and proceeds from financing transactions. We expect to meet our policy acquisition, servicing, and financing capital needs principally from the receipt of insurance benefit payments on our portfolio of life insurance policies, net proceeds from our offering of Renewable Secured Debentures, and from our revolving credit facility.  Because we only receive origination fees when we purchase a policy, our receipt of those fees is contingent upon our consummation of policy purchases, which is, in turn, contingent upon our receipt of external funding.  Despite recent adverse capital market conditions, including a prolonged credit crisis, we demonstrated continued access to credit and financing markets.  Furthermore, we expect to begin receiving insurance benefit payments on our portfolio of life insurance policies as the average age of the insureds increase and mortality events occur over time—beginning in 2012 and steadily increasing until 2018.  As a result of the foregoing, we estimate that our liquidity and capital resources are sufficient for our current and projected financial needs.  Nevertheless, if we are unable to continue our debenture offering for any reason, and we are unable to obtain capital from other sources, we expect that our business would be materially and adversely affected as we are staffed and organized to support a larger portfolio of life insurance policies than we currently own.  In addition, our business would be materially and adversely affected if we did not receive the policy benefits we forecast and if holders of our subsidiary secured notes failed to renew those notes with the frequency we have historically experienced.  In such a case, we could be forced to sell our investments in life insurance policies, in order to service or satisfy our debt-related obligations and continue to pay policy premiums.

Capital expenditures have historically not been material and we do not anticipate making material capital expenditures in 2012 or beyond.

Debt Financings Summary

We had the following outstanding debt balances as of March 31, 2012:

Issuer/Borrower	Principal Amount Outstanding at March 31, 2012	Weighted Average Interest Rate
GWG Holdings, Inc.	$3,231,000	7.86%
GWG Life Settlements, LLC	44,778,000	8.13%
GWG DLP Funding II, LLC	62,500,000	2.18%
Total	$110,509,000	4.75%

Our total credit facility and other indebtedness balance as of March 31, 2012 was $110,508,537.  The total outstanding face amount under our subsidiary secured notes outstanding at March 31, 2012 was $44,777,537, less unamortized selling costs of $1,018,876, resulting in a carrying cost of $43,758,661.  The total outstanding face amount of Renewable Secured Debentures outstanding at March 31, 2012 was $3,231,000 less unamortized selling costs of $169,127, resulting in a carrying cost of $3,061,873.  Financing was used to purchase and maintain our portfolio of life insurance policies.  The fair value of our investments in life insurance policies of $128,112,092 plus our cash balance of $4,548,766 and our restricted cash balance of $1,569,464, totaled $134,230,322, representing an excess of portfolio assets over secured indebtedness of $23,721,785 at March 31, 2012.

Cash Flows

The payment of premiums and servicing costs to maintain life insurance policies represents our most significant requirement for cash disbursement.  When a policy is purchased, we are able to calculate the minimum premium payments required to maintain the policy in-force.  Over time as the insured ages, premium payments will increase; however, the probability of actually needing to pay the premiums decreases since mortality becomes more likely.  These scheduled premiums and associated probabilities are factored into our expected internal rate of return and cash-flow modeling.  Beyond premiums, we incur policy servicing costs, including annual trustee and tracking costs, and debt servicing costs, including principal and interest payments.  Until we receive proceeds from the policy benefits, we intend to pay these costs from our credit facility and through the issuance of debt.  We presently expect that by 2014, the cash inflows from the receipt of policy benefits will exceed the premium obligations on the remaining life insurance policies held within the portfolio.  However, because our revolving credit facility matures on July 15, 2013, we believe we will need to refinance our revolving credit facility, either through renewal or replacement, when it comes due.  Pending the due date or refinancing of our revolving credit facility, we expect that proceeds from our life insurance policies will first be used to satisfy our obligations under that facility, as required by the revolving loan agreement.  We expect to begin servicing and paying down our outstanding indebtedness from these cash flows when we receive payments from the policy benefits.  See “Business—Portfolio Management.”

The amount of payments that we will be required to make over the next five years to cover the payment of premiums and servicing costs to maintain life insurance policies is set forth in the table below.
Year	Premiums and Servicing
2012	$11,785,678
2013	16,453,938
2014	17,491,427
2015	18,809,404
2016	20,232,074
Total	$84,772,521

The significant majority of insurance policies owned by us are subject to a collateral arrangement with the agent to our revolving credit lender, as described in notes 2 and 7 to the condensed consolidated financial statements.  Under this arrangement, collection and escrow accounts are used to fund purchases and premiums of the insurance policies and to pay interest and other charges under our revolving credit facility.  The lender and its agent must authorize all disbursements from these accounts, including any distributions to GWG Life.  Distributions are limited to an amount that would result in the borrowers (GWG DLP Funding II, LLC, GWG Life Settlements, LLC, and GWG Holdings, Inc) realizing an annualized rate of return on the equity funded amount for such assets of not more than 18%, as determined by the agent.  After such amount is reached, the credit agreement requires that excess funds be used to fund repayments or a reserve account in a certain amount before any additional distributions may be made.  In the future, these arrangements may restrict the cash flows available for payment of principal and interest on our debt obligations.

Inflation

Changes in inflation do not necessarily correlate with changes in interest rates.  We presently do not foresee any material impact of inflation on our results of operations in the periods presented in our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Credit Risk

We review the credit risk associated with our portfolio of life insurance policies when estimating its fair value. In evaluating the policies’ credit risk we consider insurance company solvency, credit risk indicators, economic conditions, on-going credit evaluations, and Company positions.  We attempt to manage our credit risk related to life insurance policies typically by purchasing policies issued only from companies with an investment grade credit rating by either Standard & Poor’s, Moody’s, or A.M. Best Company.  As of March 31, 2012, 91.2% of our life insurance policies were issued by companies rated “A” or better by Standard & Poor’s. Our overall credit risk is subject to rapid changes that may be unforeseen and could result in immediate increased losses and material adjustments to the fair value of our portfolio of life insurance policies.

Interest Rate Risk

Our credit facility is floating-rate financing.  In addition, our ability to offer interest rates that attract capital (including in the offer and sale of renewable secured debentures) is generally impacted by prevailing interest rates.  Furthermore, while our other indebtedness provides us with fixed-rate financing, our debt coverage ratio is calculated in relation to our total cost of financing.  Therefore, fluctuations in interest rates impact our business by increasing our borrowing costs, and reducing availability under our debt financing arrangements.  Furthermore, we calculate our portfolio earnings based upon the spread generated between the return on our life insurance portfolio and the cost of our financing.  As a result, increases in interest rates will reduce the earnings we expect to achieve from our investments in life insurance policies.

Non-GAAP Financial Measures

We use non-GAAP financial measures when evaluating our financial results, for planning and forecasting purposes, and for maintaining compliance with covenants contained in our borrowing agreements.  Non-GAAP financial measures disclosed by management are provided as additional information to investors in order to provide them with an alternative method for assessing our financial condition and operating results.  These non-GAAP financial measures are not in accordance with GAAP and may be different from non-GAAP measures used by other companies, including other companies within our industry.  This presentation of non-GAAP financial information is not meant to be considered in isolation or as a substitute for comparable amounts prepared in accordance with GAAP.  See the notes to our consolidated financial statements and related notes, and our audited financial statements contained within our Special Financial Report on Form 10-K.

We have elected to carry our investments in life insurance policies at fair value in accordance with ASC 325-30, Investments in Life Insurance Contracts.  Accordingly, we value our investments in life insurance policies at the conclusion of each reporting period in accordance with GAAP fair value accounting principles.  In addition to GAAP, we are required to report non-GAAP financial measures to Autobahn/DZ Bank under certain financial covenants made to that lender under our revolving credit facility.  As indicated above, we also use non-GAAP financial reporting to manage and evaluate the financial performance of our business.

GAAP-based fair value accounting imports subjective financial market volatility into our financial reporting by requiring management to estimate the value of our assets as if they were sold in an orderly transaction between market participants at the measurement date based upon prevailing conditions supported by little or no market activity that is readily observable.  However, we believe one of the key attractions for purchasing life insurance policies is the non-correlated nature of the returns to be derived from such policies.  Therefore, in contrast to a GAAP-based fair valuation, we can accrue for the actuarial gain occurring within life insurance policies at the expected internal rate of return based on statistical mortality probabilities for an insured (using primarily the insured’s age, sex and smoking status).  The expected internal rate of return tracks actuarial gain occurring within the policies according to mortality tables as the ages of insureds increase.  By comparing the actuarial gain accruing within our life insurance policies against our costs in the same period, we manage and evaluate the financial profitability of our business.  We use this information to balance our life insurance policy purchasing and manage our capital structure, including the issuance of debt under our revolving credit agreement and utilization of our other sources of capital, and to monitor our compliance with borrowing covenants.  We believe that these non-GAAP financial measures provide information that is useful for investors to understand period-over-period operating results separate and apart from fair value items that may, or could, have a disproportionately positive or negative impact on results in any particular period.

Our revolving credit facility requires us to maintain an “excess spread,” which is the difference between (i) the weighted average of our expected internal rate of return of our portfolio of life insurance policies and (ii) the weighted average of our credit facility’s interest rate.  In addition, our credit facility requires us to maintain a “tangible net worth” and “positive net income” each of which are calculated on an adjusted non-GAAP basis by recognizing the accrual of value at the expected internal rate of return of the policies we own, without regard to GAAP-based fair value.

Excess Spread.  Our revolving credit facility requires us to maintain a 2.00% “excess spread” between our weighted-average expected internal rate of return of our portfolio of life insurance policies and the credit facility’s interest rate.  A presentation of our excess spread and our total excess spread is set forth below.  Management uses the “total excess spread” to gauge expected profitability of our investments, and uses the “excess spread” to monitor compliance with our borrowing covenants.

	At March 31, 2012	At December 31, 2011
Weighted-average expected IRR (1)	13.92%	14.06%
Weighted-average revolving credit facility interest rate (2)	2.18%	2.25%
Excess spread (3)	11.74%	11.81%
Total weighted-average interest rate on indebtedness for borrowed money (4)	4.75%	4.86%
Total excess spread	9.17%	9.20%

(1)
This represents the weighted-average expected internal rate of return of the life insurance policies as of the measurement date based upon our investment cost basis of the insurance policies and the expected cash flows from the life insurance portfolio. Our investment cost basis is calculated as our cash investment in the life insurance policies, without regard to GAAP-based fair value measurements, and is set forth below:

	As of March 31, 2012	As of December 31, 2011
GAAP fair value	$128,112,092	$122,168,524
Unrealized fair value gain (A)	(52,341,113)	(24,959,685)
Adjusted cost basis increase (B)	47,771,517	19,298,035
Investment cost basis (C)	$123,542,496	$116,506,874
______________________
(A)	This represents the reversal of cumulative unrealized GAAP fair value gain of life insurance policies.
(B)	Adjusted cost basis is increased to include those acquisition and servicing expenses that are not capitalized by GAAP.
(C)	This is the full cash investment cost basis in life insurance policies from which our expected internal rate of return is calculated.

(2)	This is the weighted-average revolving credit relating to our revolving credit facility interest rate as of the measurement date.
(3)	We must maintain an excess spread of 2.00% relating to our revolving credit facility to maintain compliance under such facility.
(4)	Represents the weighted-average interest rate paid on all outstanding indebtedness as of measurement date, determined as follows:

Outstanding Indebtedness	As of March 31, 2012	As of December 31, 2011
Revolving credit facility	$62,500,000	$60,000,000
Subsidiary secured notes	44,777,537	49,332,043
Renewable secured debentures	3,231,000	-
Total	$110,508,537	$109,332,043

Interest Rates on Indebtedness:
Revolving credit facility	2.18%	2.25%
Subsidiary secured notes	8.13%	8.04%
Renewable secured debentures	7.86%	N/A
Weighted-average interest rates on indebtedness	4.75%	4.86%

Adjusted Tangible Net Worth.  Our revolving credit facility requires us to maintain a tangible net worth in excess of $5 million calculated on an adjusted non-GAAP basis.  We calculate the adjusted tangible net worth by recognizing the accrual of value at the expected internal rate of return of the policies we own without regard to fair value.

	As of March 31, 2012	As of December 31, 2011
GAAP net worth (1)	$18,321,162	$13,609,845
Less intangible assets	(1,555,231)	(1,648,116)
GAAP tangible net worth	16,765,931	11,961,729
Unrealized fair value gain (2)	(52,341,113)	(24,959,684)
Adjusted cost basis increase (3)	47,771,518	19,298,035
Accrual of unrealized actuarial gain (4)	27,105,199	23,049,629
Total adjusted non-GAAP tangible net worth (5)	$39,301,535	$29,349,709
________________
(1)	Includes termination of redeemable member’s interest prior to corporate conversion and preferred stock classified as temporary equity.
(2)	Reversal of cumulative unrealized fair value gain or loss of life insurance policies.
(3)	Adjusted cost basis is increased by acquisition and servicing expenses which are not capitalized under GAAP.
(4)	Accrual of cumulative actuarial gain at expected internal rate of return based on investment cost basis.
(5)	We must maintain a total adjusted non-GAAP tangible net worth of $5 million to maintain compliance with our revolving credit facility with DZ Bank/Autobahn.

Adjusted Net Income.  Our credit facility requires us to maintain a positive net income calculated on an adjusted non-GAAP basis. We calculate the adjusted net income by recognizing the accrual of value at the expected internal rate of return of the policies we own without regard to fair value.

	Three Months Ended
	March 31, 2012	March 31, 2011
GAAP net income	$(2,152,829)	$3,230,201
Unrealized fair value gain (1)	(601,768)	(5,357,641)
Adjusted cost basis increase (2)	1,580,604	2,000,772
Accrual of unrealized actuarial gain (3)	4,055,569	2,843,437
Total adjusted non-GAAP income (5)	$2,881,576	$2,716,769
________________
(1)	Reversal of unrealized fair value gain of life insurance policies for current period.
(2)	Adjusted cost basis is increased to include those acquisition and servicing expenses which are not capitalized by GAAP.
(3)	Accrual of actuarial gain at expected internal rate of return based on investment cost basis for the period.
(4)
Represents adjusted non-GAAP income from the life insurance portfolio sold on November 1, 2010 owned by GWG DLP Funding, LLC and financed by WestLB AG. This entity was deconsolidated in our GAAP consolidated financial statements, but consolidated for our total adjusted non-GAAP Income measurement.

(5)	We must maintain a positive consolidated net income, calculated on a non-GAAP basis, to maintain compliance with our revolving credit facility with DZ Bank/Autobahn.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met.

As of March 31, 2012, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

From January 1, 2012 through March 31, 2012, the Company sold 1,014,145 shares of Series A Convertible Preferred Stock for an aggregate of $7,606,088 (i.e., $7.50 per share), and issued related three-year warrants to purchase up to 76,312 shares of Company common stock at an exercise price of $6.25 per share.  Of this aggregate purchase price, $4,511,861 was received in cash and the remaining $3,094,227 was received upon surrender of earlier issued subsidiary secured notes (including principal and interest). In addition, 16,044 shares of Series A Convertible Preferred Stock were issued as stock dividends. The Company paid aggregate placement commissions, fees and non-accountable expenses of approximately $801,276 in connection with the sale of the preferred stock.  The Company offered and sold the preferred stock solely to accredited investors and, as a result, offered and sold these securities in reliance on the exemption available under Rule 506 and Section 4(5) of the Securities Act of 1933.

Use of Proceeds

Our Form S-1 registration statement relating to our offer and sale of “Renewable Secured Debentures” (File Nos. 333-174887 and 333-174887-01) was declared effective by the SEC on January 31, 2012, and our offering of debentures commenced on such date.  The debentures are secured in part by a guarantee from our subsidiary GWG Life and an associated grant of a security interest in substantially all of the assets of GWG Life, which guarantee was also registered as a security under the referenced registration statement.  Arque Capital Ltd. serves as our managing broker-dealer and underwriter for the offering.

The registration statement covers up to $250 million in principal amount of debentures.  From January 31, 2012 through March 31, 2012, we sold a total of $3,231,000 in principal amount of debentures, and incurred associated underwriting commissions, and expenses paid or payable to underwriters in the amount of $178,907, and other offering-related expenses of approximately $265,321, resulting in net proceeds of $2,786,772.  None of the payments for offering expenses were directly or indirectly made to directors or officers (or their associates) of the Company, affiliates of the Company, or to persons owning 10% or more of any class of equity securities of the Company.

The net proceeds from the offering were used by the Company to acquire additional life insurance policies, as indicated in the prospectus for the offering.  No net proceeds were used for direct or indirect payments to directors or officers (or their associates) of the Company, affiliates of the Company, or to persons owning 10% or more of any class of equity securities of the Company.

ITEM 6.	EXHIBITS

Exhibit
31.1	Section 302 Certification of the Chief Executive Officer (filed herewith).
31.2	Section 302 Certification of the Chief Financial Officer (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.1	Letter from Model Actuarial Pricing Systems, dated April 30, 2012 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GWG HOLDINGS, INC.

Date: May 15, 2012	By:	/s/ Jon R. Sabes
Chief Executive Officer

Date: May 15, 2012	By:	/s/ Jon Gangelhoff
Chief Financial Officer