Form 10-Q
period 2012-06-30
GWG Holdings, Inc.
filed 2012-08-14
CIK 1522690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
__________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 For the transition period from _________ to ________

Commission File Number:  None

GWG HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-2222607
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 South Sixth Street, Suite 1200
Minneapolis, MN  55402
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

As of August 14, 2012, GWG Holdings, Inc. had 9,989,000 shares of common stock outstanding.

GWG HOLDINGS, INC.

Index to Form 10-Q
for the Quarter Ended June 30, 2012

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2012 (unaudited), and December 31, 2011	2

	Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2012 and 2011(unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the three months and six months ended June 30, 2012 and 2011(unaudited)	5

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 4.	Controls and Procedures	35

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6.	Exhibits	36

SIGNATURES		37

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(unaudited)
A S S E T S
Cash and cash equivalents	$11,094,825	$1,878,349
Restricted cash	4,851,664	4,794,302
Investment in life settlements, at fair value	133,848,138	122,168,524
Other assets	487,963	548,100
TOTAL ASSETS	$150,282,590	$129,389,275

L I A B I L I T I E S & E Q U I T Y
LIABILITIES
Revolving credit facility	$66,000,000	$60,000,000
Series I Secured notes payable	40,821,635	48,179,271
Secured renewable debentures	15,091,121	-
Interest payable	2,315,975	1,887,835
Accounts payable and accrued expenses	1,229,037	1,404,107
Deferred taxes, net	3,778,357	4,308,217
TOTAL LIABILITIES	129,236,125	115,779,430

CONVERTIBLE, REDEEMABLE PREFERRED STOCK
(par value $0.001; shares authorized 40,000,000; shares issued and outstanding 3,249,992 and 1,881,329; liquidation preference of $24,375,000 (unaudited) and $14,110,000, respectively)	22,512,581	12,661,276

(DEFICIT) EQUITY
Common stock (par value $0.001: shares authorized 210,000,000; shares issued and outstanding is 9,989,000 on both June 30, 2012 (unaudited) and December 31, 2011)	9,989	9,989
Additional paid-in capital	7,605,748	8,169,303
Accumulated deficit	(9,081,853)	(7,230,723)
TOTAL (DEFICIT) EQUITY	(1,466,116)	948,569

TOTAL LIABILITIES & (DEFICIT) EQUITY	$150,282,590	$129,389,275

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
REVENUE
Gain on life settlements, net	$4,867,478	$4,936,468	$5,469,246	$10,294,109
Interest and other income	47,563	1,814	48,894	31,970
TOTAL REVENUE	4,915,041	4,938,282	5,518,140	10,326,079

EXPENSES
Employee compensation and benefits	583,338	458,750	1,117,084	942,020
Legal and professional fees	337,179	150,249	701,403	310,549
Interest expense	2,379,578	1,968,799	4,817,991	3,311,212
Other expenses	703,659	399,403	1,262,652	568,517
TOTAL EXPENSES	4,003,754	2,977,201	7,899,130	5,132,298

INCOME (LOSS) BEFORE INCOME TAXES	911,287	1,961,081	(2,380,990)	5,193,781
INCOME TAX EXPENSE (BENEFIT)	609,588	3,779,000	(529,860)	3,781,500

NET INCOME (LOSS)	$301,699	$(1,817,919)	$(1,851,130)	$1,412,281

EARNINGS (LOSS) PER SHARE
Basic	$0.03	$(0.20)	$(0.19)	$0.16
Diluted	$0.03	$(0.20)	$(0.19)	$0.16

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	9,989,000	9,000,000	9,989,000	9,000,000
Diluted	9,989,000	9,000,000	9,989,000	9,000,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – CONTINUED
(unaudited)

PROFORMA INFORMATION AS IF THE COMPANY HAD BEEN A CORPORATION DURING THE:	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011

INCOME BEFORE INCOME TAXES	$1,961,081	5,193,781
INCOME TAX EXPENSE	770,705	2,041,156

NET INCOME	$1,190,376	$3,152,625

PROFORMA EARNINGS PER SHARE ATTRIBUTABLE TO
CONTROLLING INTERESTS
BASIC	$0.13	$0.35
FULLY DILUTED	$0.13	$0.35

PROFORMA WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	9,000,000	9,000,000
FULLY DILUTED	9,000,000	9,000,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$301,699	$(1,817,919)	$(1,851,130)	$1,412,281
Adjustments to reconcile net income (loss) to net
cash flows from operating activities:
Gain on life settlements	(4,575,941)	(7,196,313)	(10,990,249)	(16,638,593)
Amortization of deferred financing and issuance costs	342,297	58,224	909,457	116,448
Deferred income taxes	609,588	3,779,000	(529,860)	3,779,000
Convertible, redeemable preferred stock dividends payable	294,935	-	421,010	-
(Increase) decrease in operating assets:
Other assets	(298,060)	(785,402)	1,057,285	(552,005)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	101,452	(591,231)	659,134	(194,843)

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(3,224,030)	(6,553,641)	(10,324,353)	(12,077,712)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	(1,468,770)	(5,552,360)	(2,622,030)	(9,123,730)
Reduction from maturity of life settlements	416,665	-	416,665	-
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,052,105)	(5,552,360)	(2,205,365)	(9,123,730)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from revolving credit facility	3,500,000	6,627,049	6,000,000	11,089,548
Proceeds from issuance of Series I Secured notes payable	-	6,436,922	50,000	11,342,855
Payments for redemption of Series I Secured notes payable	(1,918,420)	(2,272,658)	(3,468,957)	(4,287,579)
Proceeds from issuance of renewable secured debentures	12,695,213	-	15,757,086	-
Payments for redemption of renewable secured debentures	(712,587)	-	(712,587)	-
Proceeds from (transfers to) restricted cash	(3,282,199)	1,389,886	(57,361)	1,647,558
Issuance of preferred stock	1,350,910	-	5,787,375	-
Payment of issuance cost	(810,722)	-	(1,609,362)	-
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	10,822,195	12,181,199	21,746,194	19,792,382

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,546,060	75,198	9,216,476	(1,409,060)

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	4,548,765	273,972	1,878,349	1,758,230
END OF PERIOD	$11,094,825	$349,170	$11,094,825	$349,170

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
Interest paid	$1,313,000	$1,054,000	$2,462,000	$2,415,000
NON-CASH INVESTING AND FINANCING ACTIVITIES
Convertible, redeemable preferred stock:
Non-cash conversion of Series I secured notes	$1,130,000	$-	$4,220,000	$-
Non-cash conversion of accrued interest payable on Series I secured notes to preferred stock	$4,000	$-	$8,000	$-
Non-cash accretion of convertible, redeemable preferred stock to redemption value	$340,000	$-	$729,000	$-
Non-cash conversion of dividends payable to convertible, redeemable preferred stock	$138,000	$-	$250,000	$-
Warrants issued to purchase common stock	$183,000	$-	$203,000	$-
Non-cash conversion of accrued interest payable on Series I secured notes to Series I secured note principal	$37,000	$-	$70,000	$-
Conversion from LLC to corporation	$-	$6,871,000	$-	$6,871,000
Investment in life settlements included in accounts payable	$108,000	$-	$108,000	$-

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

 (1)   Nature of business and summary of significant accounting policies

Nature of business - GWG Holdings, Inc. (Holdings) (previously GWG Holdings, LLC) and Subsidiaries, located in Minneapolis, Minnesota, facilitates the purchase of life insurance policies for its own investment portfolio through its wholly owned subsidiary, GWG Life Settlements, LLC (GWG Life), and its subsidiaries, GWG Trust (Trust), GWG DLP Funding II, LLC (DLP II) and its wholly owned subsidiary, GWG DLP Master Trust II (the Trust II). Holdings converted from a limited liability company into a corporation effective June 10, 2011 and as a result of this change all member units were converted into common stock.  Holdings and its subsidiaries finance the acquisition of life insurance policies and pays policy premiums through amounts available on its line of credit and other debt and equity securities as well as from revenues from maturities of life insurance policies.  Holdings earns fees for brokering policy transactions between market participants through its wholly owned subsidiary, GWG Broker Services, LLC (Broker Services). GWG Member, LLC a wholly owned subsidiary formed November 2010 to facilitate the acquisition of policies, has not commenced operations as of June 30, 2012.  The entities were legally organized in Delaware and are collectively referred herein to as GWG, or the Company.

Basis of presentation - The condensed consolidated balance sheet as of June 30, 2012, the condensed consolidated statements of operations for the three months and six months ended June 30, 2012 and 2011, and the condensed consolidated statements of cash flows for the three months and six months ended June 30, 2012 and 2011, and the related information presented in these notes, have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, without audit. To the extent that information and notes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements are contained in or are consistent with the consolidated audited financial statements in the Company’s Form 10-K for the year ended December 31, 2011, such information and notes have not been duplicated herein. In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included. The condensed consolidated balance sheet at December 31, 2011 was derived from the audited consolidated financial statements as of that date. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Special Financial Report on Form 10-K for the year ended December 31, 2011.

Use of estimates - The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these consolidated financial statements relates to (1)  the determination of the assumptions used in estimating the fair value of the investment in life insurance policies, and (2) the value of deferred tax assets.

Operating agreement – Effective June 10, 2011, the Company filed a certificate of conversion from a limited liability company into a corporation, registered in the state of Delaware.  With this conversion, the Company is authorized to issue 210,000,000 shares of common stock, par value $.001, and 40,000,000 shares of preferred stock, par value $.001.  In connection with the conversion, the outstanding member units were converted to 4,500,000 shares of common stock (prior to giving effect to the August 9, 2011 two-for-one forward stock split discussed below).  Common stock dividends distributed subsequent to the conversion will be recorded as a reduction of paid in capital until the Company reflects accumulated positive earnings.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Deferred financing and issuance costs – Financing costs incurred to obtain financing under the revolving credit facility have been capitalized and are amortized using the straight-line method over the term of the revolving credit facility.  Amortization of deferred financing costs related to the revolving credit was $58,000 for each of the three months ended June 30, 2012 and 2011. Amortization of deferred financing costs related to the revolving credit facility was $116,000 for each of the six months ended June 30, 2012 and 2011 and is included in interest expense in the statement of operations.  The expected amortization expense is $116,000 and $97,000 for the six months ending December 31, 2012 and the year ending December 31, 2013, respectively.  The Series I Secured note obligations, as described in note 7, are reported net of issuance costs, sales commissions and other direct expenses, which are amortized using the interest method over the term of the borrowings.  The renewable secured debentures, as described in note 8, are reported net of issuance costs, sales commissions, and other direct expenses, which are amortized using the interest method over the term of the borrowings.  The Series A convertible, redeemable preferred stock, as described in note 10, is reported net of issuance costs, sales commissions, and other direct expenses. The discount is amortized directly to equity using the interest method over the three year redemption period to the redemption amount.

Earnings (loss) per share – The Company converted from a limited liability company into a corporation effective June 10, 2011, and as a result of this change all member units were converted into common stock.  The earnings (loss) per share has been restated to reflect the equivalent common stock per share amounts as of the earliest period reported.  Basic per share earnings (loss) is calculated using the weighted average number of shares outstanding during the period.  Diluted earnings per share is calculated based on the potential dilutive impact, if any, of the Company’s preferred stock and outstanding warrants.  The Company has 538,234 warrants and 4,874,988 shares of Convertible Redeemable Preferred Stock (equivalent common shares if Convertible Redeemable Preferred Stock were converted into common stock) outstanding as of June 30, 2012.  The Convertible Redeemable Preferred Stock and warrants are anti-dilutive for the three and six months ended June 30, 2012.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Other pronouncements issued by the FASB with future effective dates are either not applicable or are not expected to be significant to the Company.

(2)       Restrictions on cash

The Company is required by its lenders to maintain collection and escrow accounts. These accounts are used to fund the acquisition and pay annual premiums of insurance policies and to pay interest and other charges under its revolving credit facility.  DZ Bank AG, as agent for Autobahn Funding Company, LLC, the lender for the revolving credit facility as described in note 6, authorizes the disbursements from these accounts.  At June 30, 2012 and December 31, 2011 there was a balance of $4,852,000, and $4,794,000, respectively, maintained in these restricted cash accounts.

 (3)      Investment in life insurance policies

The life insurance policies (Level 3 financial instruments) are valued based on unobservable inputs that are significant to the overall fair value measurement.  Changes in the fair value of these instruments are recorded in gain or loss on life insurance policies in the consolidated statements of operations (net of the cash premiums paid on the policies).  The fair value is determined on a discounted cash flow basis that incorporates current life expectancy assumptions.  Life expectancy reports have been obtained from widely accepted life expectancy providers.  The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require. As a result of management’s analysis, discount rates of 13.39% and 13.41% were applied to the portfolio as of June 30, 2012 and December 31, 2011, respectively.

A summary of the Company’s life insurance policies accounted for under the fair value method, based on remaining life expectancy is as follows:

	As of June 30, 2012			As of December 31, 2011
Years Ending December 31,	Number of Contracts	Estimated Fair Value	Face Value	Number of Contracts	Estimated Fair Value	Face Value
2012	-	$-	$-	-	$-	$-
2013	-	-	-	-	-	-
2014	-	-	-	1	535,000	1,000,000
2015	5	2,826,000	5,329,000	5	4,636,000	9,329,000
2016	11	11,064,000	26,135,000	10	12,930,000	34,835,000
2017	26	24,966,000	65,998,000	29	24,144,000	71,998,000
2018	35	25,500,000	80,008,000	34	23,500,000	81,858,000
Thereafter	108	69,492,000	311,785,000	96	56,424,000	277,385,000
Totals	185	$133,848,000	$489,255,000	175	$122,169,000	$476,405,000

There were no death benefits recognized by the Company during the six months period ended June 30, 2011.  The Company received cash from death benefits of $4,500,000 in April 2012.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Reconciliation of gain on life settlements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Change in fair value	$4,576,000	$8,293,000	$9,367,000	$16,704,000
Premiums and other annual fees	(3,792,000)	(3,357,000)	(7,981,000)	(6,410,000)
Policy maturities	4,083,000	-	4,083,000	-
Gain on life settlements, net	$4,867,000	$4,936,000	$5,469,000	$10,294,000

The estimated expected premium payments to maintain the above life insurance policies in force for the next five years, assuming no mortalities, are as follows:

Years Ending December 31,
Six months ending December 31, 2012	$7,976,000
2013	16,149,000
2014	17,301,000
2015	18,603,000
2016	20,062,000
$80,091,000

Management anticipates funding the estimated premium payments as noted above with proceeds from the DZ Bank revolving credit facility and through additional debt and equity financing as well as cash proceeds from maturities of life insurance policies. The proceeds of these capital sources are also intended to be used for the purchase, financing, and maintenance of additional life insurance policies.

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

●
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

●	Level 2 - Valuations based on one or more quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

●	Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

Life insurance policies represent financial instruments recorded at fair value on a recurring basis.  The following table reconciles the beginning and ending fair value of the Company’s Level 3 investments in life insurance policies for the following periods:

	Three month ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Beginning balance	$128,112,000	$95,731,000	$122,169,000	$82,718,000
Purchases	1,576,000	4,490,000	2,728,000	9,124,000
Maturities (cash in excess of carrying value)	(416,000)	-	(416,000)	-
Net change in fair value	4,576,000	8,259,000	9,367,000	16,638,000
Ending balance (June 30)	$133,848,000	$108,480,000	$133,848,000	$108,480,000

The fair value of a portfolio of life insurance policies is based on information available to the Company at the reporting date.  Fair value is based upon a discounted cash flow model that incorporates current life expectancy assumptions.  Life expectancy reports are obtained from independent, third-party widely accepted life expectancy providers at policy acquisition. The life expectancy values of each policy holder, as determined at policy acquisition, are rolled down monthly by the MAPS actuarial software the Company uses for ongoing valuation of its portfolio of life insurance policies.  The Company also orders new life expectancy reports from time to time on existing policies already in the portfolio. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and management’s estimate of the risk premium an investor in the portfolio of life insurance policies would require.

The fair value of life insurance policies is estimated using present value calculations of estimated cash flows based on the data specific to each individual life insurance policy. The following summarizes inputs utilized in estimating the fair value of the portfolio of life insurance policies:

	As of June 30,	As of December 31,
	2012	2011
Weighted average age of insured	81.2	80.9
Weighted average life expectancy, months*	90.1	93.6
Average face amount per policy	$2,644,622	$2,722,315
Discount rate	13.39%	13.41%

* Standard life expectancy as adjusted for insured’s specific circumstances.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

	Change in life expectancy
	plus 4 months	minus 4 months
Investment in life policies
June 30, 2012	$(10,167,000)	$10,460,000

December 31, 2011	$(9,660,000)	$9,951,000

	Change in discount rate
	plus 1%	minus 1%
Investment in life policies
June 30, 2012	$(6,881,000)	$7,472,000

December 31, 2011	$(6,665,000)	$7,254,000

Carrying value of receivables, prepaid expenses, accounts payable and accrued expenses approximate fair value due to their short term maturities and low credit risk. The estimated fair value of the Company’s Series I Secured notes payable is approximately $42,246,000 based on a weighted average market interest rate of 7.25%.  The Company began issuing Renewable Secured Debentures in the first quarter of 2012.  The current interest rates on the Renewable Secured Debentures approximate market value.  The carrying value of the revolving credit facility reflects interest charged at the commercial paper rate plus an applicable margin.  The margin represents our credit risk, and the strength of the portfolio of life insurance policies collateralizing the debt. Management believes this margin has not changed over time.  The overall rate reflects market, and the carrying value of the revolver approximates fair value.

The Company has issued warrants to purchase common stock in connection with the issuance of its preferred stock.  These warrants are Level 3 instruments and are measured at fair value upon issuance.  The Company issued 139,417 warrants through December 31, 2011.  The estimated fair value per warrant as of the date of issuance was $0.11 as determined using the Black-Scholes model and included an assumed life of three years, a risk free interest rate of 0.42% and a volatility rate of 25.25%.  The Company issued an additional 76,312 warrants during the three months ended March 31, 2012.  The estimated fair value per warrant issued during the three months ended March 31, 2012 was $0.26 using the Black-Scholes model and included an assumed life of three years, a risk free interest rate of 0.38% and a volatility rate of 36.20%.  The Company issued an additional 322,505 warrants during the three months ended June 30, 2012.  The estimated fair value per warrant issued during the three months ended June 30, 2012 was $0.58 using the Black-Scholes model and included an assumed life of three years, a risk free interest rate of 0.41% and a volatility rate of 47.36%.

The Company has not changed its methodology in estimating fair value from prior periods.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(5)       Notes receivable from related parties

Notes receivable from related parties consisted of various unsecured notes receivable.  These notes were due from shareholders of the Company, with interest rates ranging from 4.2% to 5%, payable annually and were paid in full July 27, 2011.  Interest income from related parties totaled $24,000 during the six months ended June 30, 2011.  As a part of the Company’s compensation plan effective January 1, 2011, interest income earned on these notes were treated as guaranteed payments to the members and are included in employee compensation and benefits in the statement of operations for the six months ended June 30, 2011.  On July 27, 2011, the Company paid dividends to the shareholders in the amount of their respective note receivable balances.  They immediately repaid their balance due on each note and the related accrued interest in full.

As of June 30, 2012, and 2011, the Company had receivables totaling $5,000,000 due from an affiliate, Opportunity Finance, LLC, that were fully reserved.  Opportunity Finance ceased operations in 2008.

(6)       Credit facilities

Revolving credit facility – Autobahn Funding Company LLC

On July 15, 2008, DLP II and United Lending entered into a revolving credit facility pursuant to a Credit and Security Agreement (Agreement) with Autobahn Funding Company LLC (Autobahn), providing the Company with a maximum borrowing amount of $100,000,000. Autobahn is a commercial paper conduit that issues commercial paper to investors in order to provide funding to DLP II and United Lending. DZ Bank AG acts as the agent for Autobahn. The Agreement expires on July 15, 2013.  The amount outstanding under this facility as of June 30, 2012 and December 31, 2011, was $66,000,000 and $60,000,000, respectively.

The Agreement requires DLP II or United Lending to pay, on a monthly basis, interest at the commercial paper rate plus an applicable margin, as defined in the Agreement. The effective rate was 2.13% and 2.25% at June 30, 2012 and December 31, 2011, respectively.  The weighted average effective interest rate (excluding the unused line fee) was 2.19% and 2.17% for the six months ended June 30, 2012 and 2011, respectively, and 2.12% and 2.11% for the three months ended June 30, 2012 and 2011, respectively.  The Agreement also requires payment of an unused line fee on the unfunded amount under the revolving credit facility. The note is secured by substantially all of DLP II and United Lending assets which consist primarily of life settlement policies.

The Agreement has certain financial and nonfinancial covenants. The Company is in compliance with these covenants at June 30, 2012. The Agreement generally prohibits the Company from:

•	changing its corporate name, offices, and jurisdiction of incorporation
•	changing any deposit accounts or payment instructions to insurers;
•	changing any operating policies and practices such that it would be reasonably likely to adversely affect the collectability of any asset in any material respect;
•	merging or consolidating with, or selling all or substantially all of its assets to, any third party;
•	selling any collateral or creating or permitting to exist any adverse claim upon any collateral;
•	engaging in any other business or activity than that contemplated by the Agreement;
•	incurring or guaranteeing any debt for borrowed money;
•	amending the Company’s certificate of incorporation or bylaws;
•
making any loans or advances to, investments in, or paying any dividends to, any person unless both before and after any such loan, advance, investment or dividend there exists no actual event of default, potential event of default or termination event;

•	removing an independent director on the board of directors except for cause or with the consent of the lender; or
•
making payment on or issuing any subsidiary secured notes or debentures, or amending any agreements respecting such notes or debentures, if an event of default, potential event of default or termination event exists or would arise from any such action.

In addition, the Company has agreed to maintain (i) a positive consolidated net income (as defined and calculated under the Agreement) for each complete fiscal year and (ii) a tangible net worth (again, as defined and calculated under the Agreement) of not less than $5 million.

Advances under the Agreement are subject to a borrowing base formula, which limits the availability of advances on the borrowing base calculation based on attributes of policies pledged to the facility.  Over-concentration of policies by insurance carrier, and over-concentration of policies by insurance carriers with ratings below a AA- rating are the two primary factors with the potential of limiting availability of funds on the facility. Total funds available for additional borrowings under the borrowing base formula criteria at June 30, 2012 and December 31, 2011, were $8,755,000 and $7,691,000 respectively.

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

(7)       Series I Secured notes payable

Series I Secured notes payable have been issued in conjunction with the GWG Series I Secured notes private placement memorandum dated August 25, 2009 (last revised November 15, 2010). On June 14, 2011 the Company closed the offering to additional investors, however, existing investors may elect to continue advancing amounts outstanding upon maturity.  Series I Secured notes have maturity dates ranging from six months to seven years with fixed interest rates varying from 7.0% to 9.55% depending on the term of the note.  Interest is payable monthly, quarterly, annually or at maturity depending on the terms of the note. At June 30, 2012 and December 31, 2011 the weighted average interest rates of Series I Secured notes were 8.17%, and 8.04% respectively.  The notes are secured by assets of GWG Life. The amount outstanding under these Series I Secured notes was $41,762,000 and $49,332,000 at June 30, 2012, and December 31, 2011, respectively.  The difference between the amount outstanding on the Series I Secured notes and the carrying amount on the consolidated balance sheet is due to netting of unamortized deferred issuance costs.  Overall, interest expense includes amortization of deferred financing and issuance costs of $746,000 and $780,000 for the six months ended June 30, 2012 and 2011, respectively, and $237,000 and $645,000 for the three months ended June 30, 2012 and 2011, respectively.  Future expected amortization of deferred financing costs is $941,000.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On November 15, 2010, the owners pledged their ownership interests in the Company to the Series I Trust as security for advances under the Series I Trust arrangement.

The use of proceeds from the issuances of Series I Secured notes was limited to the following: (1) payment of commissions of Series I Secured note sales, (2) purchase life insurance policies, (3) pay premiums of life insurance policies, (4) pay principal and interest to Senior Liquidity Provider (DZ Bank), (5) pay portfolio or note operating fees or costs, (6) pay trustee (Wells Fargo Bank, N.A.), (7) pay servicer and collateral fees, (8) pay principal and interest on Series I Secured notes, (9) make distributions to equity holders for tax liability related to portfolio, (10) purchase interest rate caps, swaps, or hedging instruments, (11) pay GWG Series I Trustee fees, and (12) Pay offering expenses.

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

Future maturities of Series I Secured notes payable at June 30, 2012 are as follows:

Years Ending December 31,
2012	$12,003,000
2013	11,121,000
2014	8,286,000
2015	4,357,000
2016	1,155,000
Thereafter	4,840,000
$41,762,000

(8)       Renewable secured debentures

The Company has registered with the Securities and Exchange Commission, effective January 2012, the offer and sale of $250,000,000 of secured debentures.  Renewable Secured Debentures have maturity dates ranging from six months to seven years with fixed interest rates varying from 4.75% to 9.50% depending on the term of the note.  Interest is payable monthly, annually or at maturity depending on the terms of the debenture. At June 30, 2012, the weighted average interest rate of Renewable Secured Debentures was 7.75%.  The debentures are secured by assets of GWG Life and GWG Holdings.  The amount outstanding under these Renewable Secured Debentures was $15,906,000 at June 30, 2012.  The difference between the amount outstanding on the Renewable Secured Debentures and the carrying amount on the consolidated balance sheet is due to netting of unamortized deferred issuance costs.  Amortization of deferred issuance costs was $44,000 and $47,000 for the three and six months ended June 30, 2012, respectively.  Future expected amortization of deferred financing costs is $835,000.  Subsequent to June 30, 2012, the Company has issued an additional $8,600,000 in principal amount of these secured debentures.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The use of proceeds from the issuances of Renewable Secured Debentures is limited to the following: (1) payment of commissions on sales of Renewable Secured Debentures, (2) payment of offering expenses, (3) purchase of life insurance policies, (4) Payment of premiums on life insurance policies, (5) payment of principal and interest on Renewable Secured Debentures, (6) payment of portfolio operations expenses, and (7) for general working capital.

Future maturities of Renewable Secured Debentures at June 30, 2012 are as follows:

Years Ending December 31,
2012	$1,308,000
2013	1,487,000
2014	2,792,000
2015	4,886,000
2016	444,000
Thereafter	4,989,000
$15,906,000

The Company entered into an Indenture effective October 19, 2011 with Holdings as obligor, GWG Life as guarantor, and Bank of Utah as trustee for the benefit of the debenture holders.  The Indenture has certain financial and nonfinancial covenants.  The Company is in compliance with these covenants at June 30, 2012.

(9)       Income taxes

The Company was a pass through entity for federal income tax purposes through June 10, 2011.  No income tax provision has been included through that date in these consolidated financial statements as income or loss of the Company was required to be reported by the respective members on their income tax returns.  Subsequent to the Company’s conversion to a corporation from a limited liability company, the Company will file and pay taxes based upon its reported income.

In 2012 there is a significant permanent difference between income before income taxes and taxable income. This permanent difference results from the inclusion of convertible redeemable preferred stock as an interest expense, however such dividends are not deductable for income tax reporting purposes. The dividends charged to interest expense were $573,000 and $979,000 for the three and six months ended June 30, 2012, respectively.

The most significant temporary difference between GAAP net income and tax net income are the treatment of interest costs and revenue recognition on the portfolio of life insurance policies.

(10)     Convertible, redeemable preferred stock

The Company began offering 3,333,333 shares of convertible redeemable preferred stock (Series A preferred stock) for sale to accredited investors in a private placement effective July 31, 2011.  The preferred stock is being sold at an offering price of $7.50 per share.  Series A preferred stock has a preferred yield of 10% per annum, and each share shall have the right to convert into 1.5 shares of the Company’s common stock until such time as the Company elects to automatically convert the preferred stock to common stock as described below.  Preferred shareholders also received three-year warrants to purchase, at an exercise price per share of $6.25, one share of common stock for every 20 shares of Series A preferred stock purchased.  The warrants are exercisable immediately.  In the Certificate of Designations for the Series A preferred stock dated July 31, 2011, the Company has agreed to permit preferred shareholders to sell their shares back to the Company for the stated value of $7.50 per share, plus accrued dividends, according to the following schedule:

●	Up to 33% of the holder’s unredeemed shares one year after issuance:
●	Up to 66% of the holder’s unredeemed shares two years after issuance; and
●	Up to 100% of the holder’s unredeemed shares three years after issuance.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company’s obligation to redeem preferred shares will terminate upon the Company completing a registration of its common stock with the SEC.  The Company may redeem the shares at a price equal to 110% of their liquidation preference ($7.50 per share) at any time after December 15, 2012.

At the election of the Company, the preferred shares may be automatically converted into the common stock of the Company in the event of either (1) a registered offering of the Company’s common stock with the SEC aggregating gross proceeds of at least $5.0 million at a price equal to or greater than $5.50 per share of common stock, or (2) the consent of shareholders holding at least a majority of the then-outstanding shares of Series A preferred stock.  The Company began issuing Series A preferred stock on September 1, 2011.  As of June 30, 2012, the Company had issued 3,250,000 preferred shares resulting in gross consideration of $24,356,000 (including cash proceeds for  new  notes,  conversion of Series I Secured notes and accrued interest on Series I notes, and preferred dividends).  The Company incurred Series A preferred stock issuance costs of $2,618,000, of which $435,000 and  $775,000 was amortized to additional paid in capital during the three and six months ended June 30, 2012, respectively, resulting in a net preferred stock capital balance of $22,513,000.

The Company determined the grant date fair value of the outstanding warrants attached to the Series A preferred stock was $183,000 and $203,000 for warrants issued through the three and six month periods ending June 30, 2012 and $22,000 for warrants issued through December 31, 2011.  The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share upon 30 days written notice to the investors at any time after (i) the Company has completed a registration of its common stock with the SEC and (ii) the volume of weighted average sale price per share of common stock equals or exceeds $7.00 per share for ten consecutive trading days ending on the third business day prior to proper notice of such redemption.  Total warrants outstanding as of June 30, 2012, were 538,234 with a weighted average remaining life of 2.70 years.  Total warrants outstanding at December 31, 2011, were 139,417 with a weighted average remaining life of 2.76 years.

Dividends on the preferred stock may be paid in either cash or additional shares of preferred stock at the election of the holder and approval of the Company.  The dividends are reported as an expense and included in the caption interest expense in the consolidated statements of operations.

The Company declared and accrued dividends of $573,000 and $990,000 for the three and six months ended June 30, 2012, respectively.  Cash dividends of $698,000 were paid on or before July 13, 2012.  35,027 shares of Series A preferred stock were issued in lieu of cash dividends, pursuant to a board resolution declaring the dividend.

(11)    Commitments

The Company entered into an office lease with U.S. Bank National Association as the landlord.  The lease was effective April 22, 2012 with a term through August 31, 2015.  The lease is for 8,881 square feet of office space located at 220 South Sixth Street, Minneapolis, Minnesota.  The Company is obligated to pay base rent plus common area maintenance and a share of the building operating costs.  Minimum lease payments under the lease are as follows:

2012 (remaining)	$36,636
2013	$74,752
2014	$78,452
2015	$53,288

 (12)    Contingencies

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

 (13)    Guarantees of secured debentures

Holdings has registered with the Securities and Exchange Commission the offer and sale $250,000,000 of secured debentures as described in note 8. The secured debentures are secured by the assets of Holdings as described in note 8 and a pledge of all the common stock by the largest shareholders. Obligations under the debentures are guaranteed by Holding’s subsidiary GWG Life. This guarantee involves the grant of a security interest in all the assets of GWG Life. GWG Life is a wholly owned subsidiary of Holdings and the payment of principal and interest on the secured debentures is fully and unconditionally guaranteed by GWG Life.  The majority of the Company’s life insurance policies are held by DLP II, a wholly owned subsidiary of GWG Life, however, the policies held by DLP II are not collateral for the debenture obligations as such policies are collateral for the credit facility.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The condensed consolidating financial statements are presented in lieu of separate financial statements and other related disclosures of the subsidiary guarantors and issuer because management does not believe that separate financial statements and related disclosures would be material to investors. There are currently no significant restrictions on the ability of Holdings or GWG Life , the guarantor subsidiary, to obtain funds from its subsidiaries by dividend or loan, except as follows. DLP II is a borrower under a credit agreement with Autobahn, with DZ Bank AG as agent, as described in note 3. The significant majority of insurance policies owned by the Company are subject to a collateral arrangement with DZ Bank AG described in notes 3 and 6. Under this arrangement, collection and escrow accounts are used to fund purchases and premiums of the insurance policies and to pay interest and other charges under its revolving credit facility. DZ Bank AG and Autobahn must authorize all disbursements from these accounts, including any distributions to GWG Life. Distributions are limited to an amount that would result in the borrowers (GWG DLP Funding II, LLC, GWG Life Settlements, LLC, and GWG Holdings, Inc)  realizing an annualized rate of return on the equity funded amount for such assets of not more than 18%, as determined by DZ Bank AG. After such amount is reached, the credit agreement requires that excess funds be used for repayments of borrowings before any additional distributions may be made.

The following represents condensed consolidating financial information as of June 30, 2012 and December 31, 2011, with respect to the financial position, and for the three and six months ended June 30, 2012 and 2011 with respect to results of operations and cash flows of Holdings and its subsidiaries. The parent column presents the financial information of Holdings, the primary obligor of the secured debentures. The guarantor subsidiary column presents the financial information of GWG Life, the guarantor subsidiary of the secured debentures, presenting its investment in DLP II and Trust under the equity method. The non-guarantor subsidiaries column presents the financial information of all non-guarantor subsidiaries including DLP II and Trust.

Condensed Consolidating Balance Sheets

June 30, 2012	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated
A S S E T S
Cash and cash equivalents	$10,663,831	$430,994	$-	$-	$11,094,825
Restricted cash	-	-	4,851,664	-	4,851,664
Investment in life settlements, at fair value	-	2,253,462	131,594,676	-	133,848,138
Other assets	67,631	46,219	374,113	-	487,963
Investment in subsidiaries	30,202,528	70,477,197	-	(100,679,725)	-

TOTAL ASSETS	$40,933,990	$73,207,872	$136,820,453	$(100,679,725)	$150,282,590

L I A B I L I T I E S & O W N E R S' E Q U I T Y (D E F I C I T)

LIABILITIES
Revolving credit facility	$-	$-	$66,000,000	$-	$66,000,000
Series I Secured notes payable	-	40,821,635	-	-	40,821,635
Secured renewable debentures	15,091,121	-	-	-	15,091,121
Interest	155,528	2,044,901	115,546	-	2,315,975
Accounts payable and accrued expenses	862,519	245,552	120,966	-	1,229,037
Deferred taxes	3,778,357	-	-	-	3,778,357
TOTAL LIABILITIES	19,887,525	43,112,088	66,236,512	-	129,236,125

CONVERTIBLE, REDEEMABLE PREFERRED STOCK	22,512,581	-	-	-	22,512,581

EQUITY (DEFICIT)
Member capital	-	30,095,784	70,583,941	(100,679,725)	-
Common stock	9,989	-	-	-	9,989
Additional paid-in capital	7,605,748	-	-	-	7,605,748
Accumulated deficit	(9,081,853)	-	-	-	(9,081,853)
TOTAL EQUITY (DEFICIT)	(1,466,116)	30,095,784	70,583,941	(100,679,725)	(1,466,116)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$40,933,990	$73,207,872	$136,820,453	$(100,679,725)	$150,282,590

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Balance Sheets (continued)

December 31, 2011	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated
A S S E T S
Cash and cash equivalents	$1,746,456	$131,893	$-	$-	$1,878,349
Restricted cash		822,227	3,972,075		4,794,302
Investment in life settlements, at fair value	-	4,876,389	117,292,135	-	122,168,524
Other assets	34,817	170,346	342,937		548,100
Investment in subsidiaries	17,026,465	61,326,724	-	(78,353,189)	-

TOTAL ASSETS	$18,807,738	$67,327,579	$121,607,147	$(78,353,189)	$129,389,275

L I A B I L I T I E S & O W N E R S' E Q U I T Y (D E F I C I T)

LIABILITIES
Revolving credit facility	$-	$-	$60,000,000	$-	$60,000,000
Series I Secured notes payable	-	48,179,271	-	-	48,179,271
Interest	-	1,779,796	108,039	-	1,887,835
Accounts payable and accrued expenses	889,676	507,015	7,416	-	1,404,107
Deferred taxes	4,308,217	-	-	-	4,308,217
TOTAL LIABILITIES	5,197,893	50,466,082	60,115,455	-	115,779,430

CONVERTIBLE, REDEEMABLE PREFERRED STOCK	12,661,276	-	-	-	12,661,276

EQUITY (DEFICIT)
Member capital	-	16,861,497	61,491,692	(78,353,189)	-
Common stock	9,989	-	-	-	9,989
Additional paid-in capital	8,169,303	-	-	-	8,169,303
Accumulated deficit	(7,230,723)	-	-	-	(7,230,723)
TOTAL EQUITY	948,569	16,861,497	61,491,692	(78,353,189)	948,569

TOTAL LIABILITIES AND EQUITY	$18,807,738	$67,327,579	$121,607,147	$(78,353,189)	$129,389,275

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Operations

For the three months ended June 30, 2012	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Contract servicing fees	$-	$290,050	$-	$(290,050)	$-
Gain on life settlements, net	-	79,307	4,788,171	-	4,867,478
Interest and other income	2,745	2,237	42,581	-	47,563
TOTAL REVENUE	2,745	371,594	4,830,752	(290,050)	4,915,041

EXPENSES
Origination and servicing fees	-	-	290,050	(290,050)	-
Employee compensation and benefits	-	583,338	-	-	583,338
Legal and professional fees	364,698	(27,519)	-	-	337,179
Interest expense	814,038	1,140,239	425,301	-	2,379,578
Other expenses	387,691	303,468	12,500	-	703,659
TOTAL EXPENSES	1,566,427	1,999,526	727,851	(290,050)	4,003,754

INCOME (LOSS) BEFORE EQUITY IN LOSS
OF SUBSIDIARIES	(1,563,682)	(1,627,932)	4,102,901	-	911,287

EQUITY IN LOSS OF SUBSIDIARY	2,474,969	4,132,013	-	(6,606,982)	-

NET INCOME (LOSS) BEFORE INCOME TAXES	911,287	2,504,081	4,102,901	(6,606,982)	911,287

INCOME TAX EXPENSE	609,588	-	-	-	609,588
NET INCOME (LOSS)	$301,699	$2,504,081	$4,102,901	$(6,606,982)	$301,699

For the three months ended June 30, 2011	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Contract servicing fees	$-	$1,083,925	$-	$(1,083,925)	$-
Gain on life settlements, net	-	(83,353)	5,019,821	-	4,936,468
Interest and other income	-	1,811	3	-	1,814
TOTAL REVENUE	-	1,002,383	5,019,824	(1,083,925)	4,938,282

EXPENSES
Origination and servicing fees	-	-	1,083,925	(1,083,925)	-
Employee compensation and benefits	-	458,750	-	-	458,750
Legal and professional fees	62,577	84,672	3,000	-	150,249
Interest expense	2,966	1,689,502	276,331	-	1,968,799
Other expenses	46,500	281,679	71,224	-	399,403
TOTAL EXPENSES	112,043	2,514,603	1,434,480	(1,083,925)	2,977,201

INCOME (LOSS) BEFORE EQUITY IN LOSS
OF SUBSIDIARIES	(112,043)	(1,512,220)	3,585,344	-	1,961,081

EQUITY IN LOSS OF SUBSIDIARY	2,073,124	3,614,457	-	(5,687,581)	-

NET INCOME BEFORE INCOME TAXES	1,961,081	2,102,237	3,585,344	(5,687,581)	1,961,081

INCOME TAX EXPENSE	3,779,000			-	3,779,000
NET INCOME	$(1,817,919)	$2,102,237	$3,585,344	$(5,687,581)	$(1,817,919)

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Operations

For the six months ended June 30, 2012	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Contract servicing fees	$-	$438,250	$-	$(438,250)	$-
Gain on life settlements, net	-	229,277	5,239,969	-	5,469,246
Interest and other income	3,049	3,192	42,653	-	48,894
TOTAL REVENUE	3,049	670,719	5,282,622	(438,250)	5,518,140

EXPENSES
Origination and servicing fees	-	(6,500)	444,750	(438,250)	-
Employee compensation and benefits	-	1,117,084	-	-	1,117,084
Legal and professional fees	655,600	45,803	-	-	701,403
Interest expense	1,268,211	2,696,548	853,232	-	4,817,991
Other expenses	534,100	703,552	25,000	-	1,262,652
TOTAL EXPENSES	2,457,911	4,556,487	1,322,982	(438,250)	7,899,130

INCOME (LOSS) BEFORE EQUITY IN LOSS
OF SUBSIDIARIES	(2,454,862)	(3,885,768)	3,959,640	-	(2,380,990)

EQUITY IN LOSS OF SUBSIDIARY	73,872	4,017,864	-	(4,091,736)	-

NET INCOME (LOSS) BEFORE INCOME TAXES	(2,380,990)	132,096	3,959,640	(4,091,736)	(2,380,990)

INCOME TAX BENEFIT	(529,860)	-	-	-	(529,860)
NET INCOME (LOSS)	$(1,851,130)	$132,096	$3,959,640	$(4,091,736)	$(1,851,130)

For the six months ended June 30, 2011	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Contract servicing fees	$-	$1,999,925	$-	$(1,999,925)	$-
Gain on life settlements, net	-	(45,327)	10,339,436	-	10,294,109
Interest and other income	-	28,384	3,586	-	31,970
TOTAL REVENUE	-	1,982,982	10,343,022	(1,999,925)	10,326,079

EXPENSES
Origination and servicing fees	-	6,000	1,993,925	(1,999,925)	-
Employee compensation and benefits	-	942,020	-	-	942,020
Legal and professional fees	77,907	229,642	3,000	-	310,549
Interest expense	-	2,670,157	641,055	-	3,311,212
Other expenses	47,715	495,302	25,500	-	568,517
TOTAL EXPENSES	125,622	4,343,121	2,663,480	(1,999,925)	5,132,298

INCOME (LOSS) BEFORE EQUITY IN LOSS
OF SUBSIDIARIES	(125,622)	(2,360,139)	7,679,542	-	5,193,781

EQUITY IN LOSS OF SUBSIDIARY	5,319,403	7,737,767	-	(13,057,170)	-

NET INCOME BEFORE INCOME TAXES	5,193,781	5,377,628	7,679,542	(13,057,170)	5,193,781

INCOME TAX EXPENSE	3,781,500	-	-	-	3,781,500
NET INCOME	$1,412,281	$5,377,628	$7,679,542	$(13,057,170)	$1,412,281

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidating Statements of Cash Flows

For the three months ended June 30, 2012	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$301,699	$2,504,081	$4,102,901	$(6,606,982)	$301,699
Adjustments to reconcile net loss to cash:
(Equity) loss of subsidiaries	(7,602,533)	(352,750)	1,348,301	6,606,982	-
(Gain) loss on life settlements	-	(66,551)	(4,509,390)	-	(4,575,941)
Amortization of deferred financing and issuance costs	46,622	237,451	58,224	-	342,297
Deferred income taxes	609,588	-	-	-	609,588
Accrued convertible, redeemable preferred stock dividends	294,935	-	-	-	294,935
(Increase) decrease in operating assets:
Other assets	(42,969)	(95,216)	(159,875)	-	(298,060)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	152,299	(44,990)	(5,857)	-	101,452
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(6,240,359)	2,182,025	834,304	-	(3,224,030)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	-	-	(1,468,770)	-	(1,468,770)
Proceeds from settlement of life settlements	-	-	416,665	-	416,665
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-	(1,052,105)	-	(1,052,105)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from revolving credit facility	-	-	3,500,000	-	3,500,000
Proceeds from issuance of Series I Secured notes payable	-	-	-	-	-
Payments for redemption of Series I Secured notes payable	-	(1,918,420)	-	-	(1,918,420)
Proceeds from issuance of debentures	12,695,213	-	-	-	12,695,213
Payments for issuance of debentures	(712,587)	-	-	-	(712,587)
Proceeds (payments) from restricted cash	-	-	(3,282,199)	-	(3,282,199)
Issuance of preferred stock	1,350,910	-	-	-	1,350,910
Payments for issuance of preferred stock	(810,722)	-	-	-	(810,722)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	12,522,814	(1,918,420)	217,801	-	10,822,195

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,282,455	263,605	-	-	6,546,060

CASH AND CASH EQUIVALENTS
BEGINNING OF THE QUARTER	4,381,376	167,389	-	-	4,548,765

END OF THE QUARTER	$10,663,831	$430,994	$-	$-	$11,094,825

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidating Statements of Cash Flows (continued)

For the three months ended June 30, 2011	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,817,919)	$2,102,236	$3,585,345	$(5,687,581)	$(1,817,919)
Adjustments to reconcile net income (loss) to cash:
(Gain) on life settlements	-	83,353	(7,279,666)	-	(7,196,313)
Amortization of deferred financing and issuance costs	-	-	58,224	-	58,224
Deferred income taxes	3,779,000	-	-	-	3,779,000
(Increase) decrease in operating assets:
Other assets	(2,154,124)	(8,029,430)	(661,735)	10,059,887	(785,402)
Increase (decrease) in operating liabilities:
Accrued expenses	255,955	267,675	3,257,445	(4,372,306)	(591,231)
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	62,912	(5,576,166)	(1,040,387)	-	(6,553,641)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	-	(115,500)	(5,436,860)	-	(5,552,360)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	(115,500)	(5,436,860)	-	(5,552,360)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from revolving credit facility	-	-	6,627,049	-	6,627,049
Proceeds from issuance of Series I Secured notes payable	-	6,436,922	-	-	6,436,922
Payments for redemption of Series I Secured notes payable	-	(2,272,658)	-	-	(2,272,658)
Proceeds (payments) from restricted cash	-	1,539,688	(149,802)	-	1,389,886
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	5,703,952	6,477,247	-	12,181,199

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	62,912	12,286	-	-	75,198

CASH AND CASH EQUIVALENTS
BEGINNING OF THE QUARTER	3,919	270,053	-	-	273,972

END OF THE QUARTER	$66,831	$282,339	$-	$-	$349,170

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2012	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,851,130)	$132,096	$3,959,640	$(4,091,736)	$(1,851,130)
Adjustments to reconcile net loss to cash:
(Equity) loss of subsidiaries	(8,985,743)	(238,602)	5,132,609	4,091,736	-
(Gain) loss on life settlements	-	999,677	(11,989,926)	-	(10,990,249)
Amortization of deferred financing and issuance costs	46,622	746,387	116,448	-	909,457
Deferred income taxes	(529,860)	-	-	-	(529,860)
Accrued convertible, redeemable preferred stock dividends	421,010	-	-	-	421,010
(Increase) decrease in operating assets:
Other assets	(13,027)	1,217,186	(146,874)	-	1,057,285
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	606,991	39,087	13,056	-	659,134
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(10,305,137)	2,895,831	(2,915,047)	-	(10,324,353)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	-	-	(2,622,030)	-	(2,622,030)
Proceeds from settlement of life settlements	-	-	416,665	-	416,665
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-	(2,205,365)	-	(2,205,365)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from revolving credit facility	-	-	6,000,000	-	6,000,000
Proceeds from issuance of Series I Secured notes payable	-	50,000	-	-	50,000
Payments for redemption of Series I Secured notes payable	-	(3,468,957)	-	-	(3,468,957)
Proceeds from issuance of debentures	15,757,086	-	-	-	15,757,086
Payments for issuance of debentures	(712,587)	-	-	-	(712,587)
Proceeds (payments) from restricted cash	-	822,227	(879,588)	-	(57,361)
Issuance of preferred stock	5,787,375	-	-	-	5,787,375
Payments for issuance of preferred stock	(1,609,362)	-	-	-	(1,609,362)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	19,222,512	(2,569,730)	5,120,412	-	21,746,194

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,917,375	299,101	-	-	9,216,476

CASH AND CASH EQUIVALENTS
BEGINNING OF THE YEAR	1,746,456	131,893	-	-	1,878,349

END OF THE YEAR	$10,663,831	$430,994	$-	$-	$11,094,825

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidating Statements of Cash Flows (continued)

For the six months ended June 30, 2011	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,412,281	$5,377,628	$7,679,542	$(13,057,170)	$1,412,281
Adjustments to reconcile net income (loss) to cash:
(Gain) on life settlements	-	(171,873)	(16,466,720)	-	(16,638,593)
Amortization of deferred financing and issuance costs	-	-	116,448	-	116,448
Deferred income taxes	3,779,000	-	-	-	3,779,000
(Increase) decrease in operating assets:
Other assets	(5,350,405)	(15,002,127)	(385,239)	20,185,766	(552,005)
Increase (decrease) in operating liabilities:
Accrued expenses	225,955	240,519	6,467,279	(7,128,596)	(194,843)
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	66,831	(9,555,853)	(2,588,690)	-	(12,077,712)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	-	(16,150)	(9,107,580)	-	(9,123,730)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	(16,150)	(9,107,580)	-	(9,123,730)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from revolving credit facility	-	-	11,089,548	-	11,089,548
Proceeds from issuance of Series I Secured notes payable	-	11,342,855	-	-	11,342,855
Payments for redemption of Series I Secured notes payable	-	(4,287,579)	-	-	(4,287,579)
Proceeds (payments) from restricted cash	-	2,609,224	(961,666)	-	1,647,558
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	9,664,500	10,127,882	-	19,792,382

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	66,831	92,497	(1,568,388)	-	(1,409,060)

CASH AND CASH EQUIVALENTS
BEGINNING OF THE YEAR	-	189,842	1,568,388	-	1,758,230

END OF THE YEAR	$66,831	$282,339	$-	$-	$349,170

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(14)     Concentration

GWG purchases life insurance policies written by life insurance companies having investment grade ratings by independent rating agencies.  As a result there may be certain concentrations of contracts with life insurance companies.  The following summarizes the face value of insurance contracts with specific life insurance companies exceeding 10% of the total face value held by the Company.

	June 30,	December 31,
	2012	2011
Life insurance company	%	%

Company A	18.20	17.43
Company B	13.74	15.06
Company C	12.61	12.53
Company D	*	10.09

*  - percentage does not exceed 10% of the total face value.

The following summarizes the number of insurance contracts held in specific states exceeding 10% of the total face value held by the Company:

	June 30,	December 31,
	2012	2011
State of residence	%	%

California	29.73	31.43
New York	13.51	13.71
Florida	11.35	11.43

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

In the first six months of 2012, we recognized $4,083,000 of revenue from the receipt of $4,500,000 in policy benefits.  Revenue recognized from the change in fair value of our life insurance policies, net of premiums and carrying costs, was $1,386,000.  Interest expense, including amortization of the deferred financing costs, was $4,818,000 for the six months ended June 30, 2012, and selling, general and administrative expenses for the six months ended June 30, 2012 were $3,081,000.  Our net loss for the six months ended June 30, 2012 was ($1,851,000).

Our portfolio of life insurance policies as of June 30, 2012 is summarized and set forth below:

Life Insurance Portfolio Summary

Total portfolio face value of policy benefits	$ 489,255,000
Average face value per policy *	$ 2,645,000
Average face value per insured life *	$ 2,861,000
Average age of insured (yrs) *	81.2
Average life expectancy estimate (yrs) *	7.51
Total number of policies	185
Demographics	62% Males; 38% Females
Number of smokers	No insureds are smokers
Largest policy as % of total portfolio	2.04%
Average policy as % of total portfolio	0.54%
Average Annual Premium as % of face value	3.26%

*  Averages presented in the table are weighted averages.

Critical Accounting Policies

There were no changes in our critical accounting policies during the quarter ended June 30, 2012.

    Fair Value - Life Insurance Policies

At the end of the reporting period, we revalued the life insurance policies using our valuation model in order to update our estimate of fair value for investments in policies held on our balance sheet.  This includes reviewing our assumptions for discount rates and life expectancies as well as incorporating current information for premium payments and the passage of time.  The table below provides the discount rate used for the fair value of the life insurance policies for the period ending:

June 30, 2012 13.39%	June 30, 2011 13.38%

The Company engaged a third party, Model Actuarial Pricing Systems (MAPS), to prepare a third-party valuation of our life settlement portfolio.  MAPS owns and maintains the portfolio pricing software used by the Company.  MAPS processed policy data, future premium data, life expectancy data, and other actuarial information supplied by the Company to calculate a net present value for our portfolio using the specified discount rate of 13.39%.  MAPS independently calculated the net present value of our portfolio of 185 policies to be $133,848,000, which is the same carrying value used by the Company on its balance sheet as of June 30, 2012, and furnished the Company with a letter documenting its calculation.  A copy of such letter is filed as Exhibit 99 to this report.

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

Policy Benefits Realized.  We recognize and record revenues for amounts in excess of carrying value, if any, upon the receipt of the face value of the policy benefits paid upon the mortality of an insured.  We generally collect the face value of the life insurance policy from the insurance company within 45 days of the insured’s mortality.

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

Interest Expense.  We recognize and record interest expenses associated with the costs of financing our life insurance portfolio for the current period.  These expenses include interest paid to our senior lender under our revolving credit facility, as well as all interest paid on our debentures and other outstanding indebtedness such as our subsidiary secured notes and dividends on preferred stock.  When we issue long-term indebtedness, we amortize the costs associated with such indebtedness over the outstanding term of the financing, and classify it as interest expense.

Results of Operations

The following is our analysis of the results of operations for the periods indicated below.  This analysis should be read in conjunction with our condensed consolidated financial statements and related notes.

Revenue.  No revenue was recognized from the receipt of policy benefits during the six months ended June 30, 2011. $4,083,000 of revenue was recognized on a policy maturity during the three and six months ended June 30, 2012.  Revenue recognized from the change in fair value of our life insurance policies, net of premiums and carrying costs, was $784,000 for the second quarter of 2012 and $1,386,000 for the first half of 2012.   Revenue recognized from the change in fair value of our life insurance policies, net of premiums and carrying costs, was $3,884,000 for the first half of 2011.  During the six month period ended June 30, 2011, we purchased a higher volume of life insurance policies than we did during the same period in 2012, due to filing the registration statement for our Renewable Secured Debentures.  The Series I Secured Note private placement was suspended on June 14, 2011 pending the effective registration of the Renewable Secured Debenture offering with the Securities and Exchange Commission.  With suspension of the Series I Secured Note private placement, we raised less capital for the purchase of life insurance policies during the first six months of 2012 than we did for the first six months of 2011.

In each case, the increases in fair value were due to changes in the discount rates we use to calculate the net present value of cash flows expected from our portfolio of life insurance policies.  The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the portfolio would require.  The discount rate used for the fair value of the life insurance policies we own was 13.39% as of June 30, 2012, compared to 13.38% for the same date in 2011.

Expenses.  Interest expense, including amortization of the deferred financing costs, was $2,380,000 for the second quarter of 2012 and $4,818,000 for the six months ended June 30, 2012.  Interest expense, including amortization of the deferred financing costs, was $3,311,000 for the first half of 2011, an increase of $1,507,000.  The increase in interest expense was due to increased average debt outstanding during 2012 as compared to the same period in 2011.  Selling, general, and administrative expenses were $1,624,000, and $953,000 for the second quarter of 2012 and 2011, respectively; an increase of $671,000.  Selling, general, and administrative expenses were $3,081,000, and $1,823,000 for the first six months of 2012 and 2011, respectively; an increase of $1,258,000.  This increase is mostly due to higher legal, professional fees, and licenses and registrations associated with our offering of debentures and being a public reporting company.

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

Income tax benefit was $530,000 for the six months ended June 30, 2012.  The effective tax rate for the six months ended June 30, 2012, was 21.6%, compared to a pro-forma rate of 40.5% for the six months ended June 30, 2011.  In 2012 there is a significant permanent difference between income before income taxes and taxable income. This permanent difference results from the inclusion of convertible redeemable preferred stock dividends as an interest expense, however the dividends are not deductable for income tax reporting purposes. The dividends charged to interest expense were $573,000 and $979,000 for the three and six months ended June 30, 2012, respectively. Excluding the impact of the dividends, the effective tax rate for the three and six months ended June 30, 2012 would have been 37.8%.

The most significant temporary difference between GAAP net income and tax net income are the treatment of interest costs and revenue recognition on the portfolio of life insurance policies.

Liquidity and Capital Resources

Historically, we have funded our operational expenditures for the management of our business primarily through origination fees derived from the purchase of life insurance policies, and we have funded the acquisition, servicing and financing of our life insurance policy portfolio through various forms of debt financing.

The origination fee we charge is generally one to four percent of the face value of a life insurance policy’s benefit and is charged and received by us when we acquire the related policy.  The origination fee we charge is calculated into the total purchase price we pay for a life insurance policy, but is a separate transaction that is not netted against the purchase price we pay to a seller of an insurance policy.  During the six months ended June 30, 2012, we generated cash flows of $438,000 from origination fees.  Profit from intra-company origination fees for life insurance policies retained by the Company are eliminated from our consolidated statements of operations.  As such, the origination fees collected under our life insurance policy financing arrangements are reflected in our consolidated statements of cash flows as cash flows from financing activities. See “—Cash Flows” below for further information.  We determine the purchase price of life insurance policies in accordance with ASC 325-30, Investments in Insurance Contracts, using the fair value method.  Under the fair value method, the initial investment is recorded at the transaction price, including direct acquisition costs.  Since the origination fees are paid from a wholly owned subsidiary to the parent company, these costs are not included in the transaction price for our GAAP financial statements.  For further discussion on our accounting policies for life settlements, please refer to note 1 to our consolidated financial statements.

To date, we have financed our policy acquisition, servicing and related financing expenditures primarily through restricted borrowings made directly by our subsidiaries.  In particular, our subsidiary GWG DLP Funding II, or DLP Funding II, has entered into a $100 million revolving credit facility with Autobahn/DZ Bank, and GWG Life Settlements, LLC, or GWG Life, has issued secured notes (referred to as “subsidiary secured notes”) (see note 7 to our consolidated financial statements).  As of June 30, 2012, we owed approximately $66.0 million in principal amount on our revolving credit facility.  Interest accrues on amounts borrowed under the revolving credit facility at a floating rate the weighted average of which was 2.13% per annum at June 30, 2012.  As of June 30, 2012, we had the potential ability to borrow up to $34.0 million with a borrowing base of up to an additional $8.75 million available under the revolving credit facility.  On that same date, we had approximately $41.8 million in principal amount of subsidiary secured notes outstanding.  The weighted-average interest rate of our outstanding subsidiary secured notes at that date was 8.17%, and the weighted-average maturity at that date was 1.64 years.  The subsidiary secured notes outstanding have renewal features.  For the six months ended June 30, 2012, we have experienced $22,712,000 in maturities, of which $19,712,000 has renewed for an additional term.  This has provided us with an aggregate renewal rate of approximately 87% for investments in our subsidiary secured notes.

In September 2011, we began a private placement offering of Series A Convertible Preferred Stock to accredited investors only.  As of June 30, 2012, we had received $24.4 million in subscriptions for this preferred stock.  These subscriptions consisted of $13.8 million in conversions of outstanding subsidiary secured notes and $10.6 million of new investments. The conversions of outstanding subsidiary secured notes reduced our total outstanding principal balance for subsidiary secured notes to $41.8 million as of June 30, 2012.  We have used the proceeds from our sales of preferred stock, together with the origination fees we received, primarily to fund our operational expenditures.

In February, 2012, we began issuing Renewable Secured Debentures according to the terms of an SEC registration statement that became effective January 31, 2012.  As of June 30, 2012, we had received $15.9 million in subscriptions for our Renewable Secured Debentures.  We used a portion of the proceeds from our Renewable Secured Debentures to pay offering expenses and pay premiums on life insurance policies in our portfolio.

As of June 30, 2012, we had approximately $19.8 million in combined available cash and available borrowing capacity under our revolving credit facility for the purpose of purchasing additional life insurance policies, paying premiums on existing policies, paying portfolio servicing expenses, and paying principal and interest on our outstanding financing obligations.

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

Capital expenditures have historically not been material and we do not anticipate making material capital expenditures in 2012 or beyond.

Debt Financings Summary

We had the following outstanding debt balances as of June 30, 2012:

Issuer/Borrower	Principal Amount Outstanding at June 30, 2012	Weighted Average Interest Rate
GWG Holdings, Inc.	$15,906,000	7.75%
GWG Life Settlements, LLC	41,762,000	8.17%
GWG DLP Funding II, LLC	66,000,000	2.13%
Total	$123,668,000	4.89%

Our total credit facility and other indebtedness balance as of June 30, 2012 was $123,668,000.  The total outstanding face amount under our subsidiary secured notes outstanding at June 30, 2012 was $41,762,000, less unamortized selling costs of $941,000, resulting in a carrying cost of $40,821,000.  The total outstanding face amount of Renewable Secured Debentures outstanding at June 30, 2012 was $15,906,000 plus $20,000 of unpapered receipts, less unamortized selling costs of $835,000, resulting in a carrying cost of $15,091,000.  Financing was used to purchase and maintain our portfolio of life insurance policies.  The fair value of our investments in life insurance policies of $133,848,000 plus our cash balance of $11,095,000 and our restricted cash balance of $4,851,000, totaled $149,794,000, representing an excess of portfolio assets over secured indebtedness of $26,126,000 at June 30, 2012.

Cash Flows

The payment of premiums and servicing costs to maintain life insurance policies represents our most significant requirement for cash disbursement.  When a policy is purchased, we are able to calculate the minimum premium payments required to maintain the policy in-force.  Over time as the insured ages, premium payments will increase; however, the probability of actually needing to pay the premiums decreases since mortality becomes more likely.  These scheduled premiums and associated probabilities are factored into our expected internal rate of return and cash-flow modeling.  Beyond premiums, we incur policy servicing costs, including annual trustee and tracking costs, and debt servicing costs, including principal and interest payments.  Until we receive proceeds from the policy benefits, we intend to pay these costs from our credit facility and through the issuance of debt.  We presently expect that by 2015, the cash inflows from the receipt of policy benefits will exceed the premium obligations on the remaining life insurance policies held within the portfolio.  However, because our revolving credit facility matures on July 15, 2013, we believe we will need to refinance our revolving credit facility, either through renewal or replacement, when it comes due.  Pending the due date or refinancing of our revolving credit facility, we expect that proceeds from our life insurance policies will first be used to satisfy our obligations under that facility, as required by the revolving loan agreement.  We expect to begin servicing and paying down our outstanding indebtedness from these cash flows when we receive payments from the policy benefits.  See “Business—Portfolio Management.”

The amount of payments that we will be required to make over the next five years to cover the payment of premiums and servicing costs to maintain life insurance policies is set forth in the table below.

Year	Premiums and Servicing
2012	$8,087,000
2013	16,371,000
2014	17,523,000
2015	18,825,000
2016	20,284,000
Total	$81,090,000

The significant majority of insurance policies owned by us are subject to a collateral arrangement with the agent to our revolving credit lender, as described in note 6 to the condensed consolidated financial statements.  Under this arrangement, collection and escrow accounts are used to fund purchases and premiums of the insurance policies and to pay interest and other charges under our revolving credit facility.  The lender and its agent must authorize all disbursements from these accounts, including any distributions to GWG Life.  Distributions are limited to an amount that would result in the borrowers (GWG DLP Funding II, LLC, GWG Life Settlements, LLC, and GWG Holdings, Inc) realizing an annualized rate of return on the equity funded amount for such assets of not more than 18%, as determined by the agent.  After such amount is reached, the credit agreement requires that excess funds be used to fund repayments or a reserve account in a certain amount before any additional distributions may be made.  In the future, these arrangements may restrict the cash flows available for payment of principal and interest on our debt obligations.

Inflation

Changes in inflation do not necessarily correlate with changes in interest rates.  We presently do not foresee any material impact of inflation on our results of operations in the periods presented in our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

Operating Lease - The Company entered into an office lease with U.S. Bank National Association as the landlord.  The lease was effective April 22, 2012 with a term through August 31, 2015.  The lease is for 8,881 square feet of office space located at 220 South Sixth Street, Minneapolis, Minnesota.  The Company is obligated to pay base rent plus common area maintenance and a share of the building operating costs.  Minimum lease payments under the lease are as follows:

2012 (remaining)	$36,636
2013	$74,752
2014	$78,452
2015	$53,288

Credit Risk

We review the credit risk associated with our portfolio of life insurance policies when estimating its fair value. In evaluating the policies’ credit risk we consider insurance company solvency, credit risk indicators, economic conditions, on-going credit evaluations, and company positions.  We attempt to manage our credit risk related to life insurance policies typically by purchasing policies issued only from companies with an investment grade credit rating by either Standard & Poor’s, Moody’s, or A.M. Best Company.  As of June 30, 2012, 90.8% of our life insurance policies were issued by companies rated “A” or better by Standard & Poor’s. Our overall credit risk is subject to rapid changes that may be unforeseen and could result in immediate increased losses and material adjustments to the fair value of our portfolio of life insurance policies.

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

	As of June 30, 2012	As of December 31, 2011
Weighted-average expected IRR (1)	13.79%	14.06%
Weighted-average revolving credit facility interest rate (2)	2.13%	2.25%
Excess spread (3)	11.66%	11.81%
Total weighted-average interest rate on indebtedness for borrowed money (4)	4.89%	4.86%
Total excess spread	8.90%	9.20%

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

	As of June 30, 2012	As of December 31, 2011
GAAP fair value	$133,848,000	$122,169,000
Unrealized fair value gain (A)	(56,917,000)	(24,960,000)
Adjusted cost basis increase (B)	52,708,000	19,298,000
Investment cost basis (C)	$129,639,000	$116,507,000

(A)	This represents the reversal of cumulative unrealized GAAP fair value gain of life insurance policies.
(B)	Adjusted cost basis is increased to include those acquisition and servicing expenses that are not capitalized by GAAP.
(C)	This is the full cash investment cost basis in life insurance policies from which our expected internal rate of return is calculated.

(2)	This is the weighted-average revolving credit relating to our revolving credit facility interest rate as of the measurement date.
(3)	We must maintain an excess spread of 2.00% relating to our revolving credit facility to maintain compliance under such facility.
(4)	Represents the weighted-average interest rate paid on all outstanding indebtedness as of measurement date, determined as follows:

Outstanding Indebtedness	As of June 30, 2012	As of December 31, 2011
Revolving credit facility	$66,000,000	$60,000,000
Subsidiary secured notes	41,762,000	49,332,000
Renewable secured debentures	15,906,000	-
Total	$123,668,000	$109,332,000

Interest Rates on Indebtedness:
Revolving credit facility	2.13%	2.25%
Subsidiary secured notes	8.17%	8.04%
Renewable secured debentures	7.75%	N/A
Weighted-average interest rates on indebtedness	4.89%	4.86%

Adjusted Tangible Net Worth.  Our revolving credit facility requires us to maintain a tangible net worth in excess of $5 million calculated on an adjusted non-GAAP basis.  We calculate the adjusted tangible net worth by recognizing the accrual of value at the expected internal rate of return of the policies we own without regard to fair value.

	As of June 30, 2012	As of December 31, 2011
GAAP net worth (1)	$21,046,000	$13,610,000
Less intangible assets	(2,060,000)	(1,648,000)
GAAP tangible net worth	18,986,000	11,962,000
Unrealized fair value gain (2)	(56,917,000)	(24,960,000)
Adjusted cost basis increase (3)	52,708,000	19,298,000
Accrual of unrealized actuarial gain (4)	30,888,000	23,050,000
Total adjusted non-GAAP tangible net worth (5)	$45,665,000	$29,350,000

(1)	Includes termination of redeemable member’s interest prior to corporate conversion and preferred stock classified as temporary equity.
(2)	Reversal of cumulative unrealized fair value gain or loss of life insurance policies.
(3)	Adjusted cost basis is increased by acquisition and servicing expenses which are not capitalized under GAAP.
(4)	Accrual of cumulative actuarial gain at expected internal rate of return based on investment cost basis.
(5)	We must maintain a total adjusted non-GAAP tangible net worth of $5 million to maintain compliance with our revolving credit facility with DZ Bank/Autobahn.

Adjusted Net Income.  Our credit facility requires us to maintain a positive net income calculated on an adjusted non-GAAP basis. We calculate the adjusted net income by recognizing the accrual of value at the expected internal rate of return of the policies we own without regard to fair value.

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
GAAP net income	$302,000	$(1,818,000)	$(1,851,000)	$1,412,000
Unrealized fair value gain (1)	(4,576,000)	(4,936,000)	(9,367,000)	(10,294,000)
Adjusted cost basis increase (2)	5,540,000	2,405,000	11,309,000	4,406,000
Accrual of unrealized actuarial gain (3)	3,783,000	3,016,000	7,839,000	5,860,000
Total adjusted non-GAAP income (5)	$5,049,000	$(1,333,000)	$7,930,000	$1,384,000

(1)	Reversal of unrealized fair value gain of life insurance policies for current period.
(2)	Adjusted cost basis is increased to include those acquisition and servicing expenses which are not capitalized by GAAP.
(3)	Accrual of actuarial gain at expected internal rate of return based on investment cost basis for the period.
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

As of June 30, 2012, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

From January 1, 2012 through June 30, 2012, the Company sold 1,356,267 shares of Series A Convertible Preferred Stock for an aggregate of $10,172,006 (i.e., $7.50 per share), and issued related three-year warrants to purchase up to 391,204 shares of Company common stock at an exercise price of $6.25 per share.  Of this aggregate purchase price, $5,787,375 was received in cash and $4,228,161 was received upon surrender of earlier issued subsidiary secured notes (including principal and interest). In addition, 35,027 shares of Series A Convertible Preferred Stock were issued as stock dividends.  The Company paid aggregate placement commissions, fees and non-accountable expenses of approximately $1,609,362 in connection with the sale of the preferred stock.  The Company offered and sold the preferred stock solely to accredited investors and, as a result, offered and sold these securities in reliance on the exemption available under Rule 506 and Section 4(5) of the Securities Act of 1933.

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

The registration statement covers up to $250 million in principal amount of debentures.  From January 31, 2012 through June 30, 2012, we sold a total of $15,906,213 in principal amount of debentures, and incurred associated underwriting commissions, and expenses paid or payable to underwriters in the amount of $881,714. We have an un-papered receipt of $20,000 resulting in net proceeds of $15,044,499.  None of the payments for offering expenses were directly or indirectly made to directors or officers (or their associates) of the Company, affiliates of the Company, or to persons owning 10% or more of any class of equity securities of the Company.

The net proceeds from the offering were used by the Company to acquire additional life insurance policies, as indicated in the prospectus for the offering.  No net proceeds were used for direct or indirect payments to directors or officers (or their associates) of the Company, affiliates of the Company, or to persons owning 10% or more of any class of equity securities of the Company.

ITEM 6.	EXHIBITS

Exhibit No.	Description
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Letter from Model Actuarial Pricing Systems, dated July 26, 2012
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GWG HOLDINGS, INC.

Date: August 14, 2012	By:	/s/ Jon R. Sabes
Chief Executive Officer

Date: August 14, 2012	By:	/s/ Jon Gangelhoff
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Letter from Model Actuarial Pricing Systems, dated July 26, 2012
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document