Form 10-Q
period 2012-09-30
GWG Holdings, Inc.
filed 2012-11-14
CIK 1522690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
__________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
or

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

As of November 14, 2012, GWG Holdings, Inc. had 9,989,000 shares of common stock outstanding.

GWG HOLDINGS, INC.

Index to Form 10-Q
for the Quarter Ended September 30, 2012

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited), and December 31, 2011	2
	Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2012 and 2011(unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the three months and nine months ended September 30, 2012 and 2011(unaudited)	5
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 4.	Controls and Procedures	36

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 6.	Exhibits	37
SIGNATURES		38

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(unaudited)
A S S E T S
Cash and cash equivalents	$18,264,139	$1,878,349
Restricted cash	1,424,466	4,794,302
Investment in life settlements, at fair value	147,828,800	122,168,524
Other assets	884,631	548,100
TOTAL ASSETS	$168,402,036	$129,389,275

L I A B I L I T I E S & E Q U I T Y (DEFICIT)
LIABILITIES
Revolving credit facility	$66,000,000	$60,000,000
Series I Secured notes payable	39,221,704	48,179,271
Renewable secured debentures	32,112,270	-
Interest payable	2,870,900	1,887,835
Accounts payable and accrued expenses	2,243,000	1,404,107
Deferred taxes, net	4,411,929	4,308,217
TOTAL LIABILITIES	146,859,803	115,779,430

CONVERTIBLE, REDEEMABLE PREFERRED STOCK
(par value $0.001; shares authorized 40,000,000; shares issued and outstanding 3,339,484 and 1,881,329; liquidation preference of $25,046,000 (unaudited) and $14,110,000, respectively)	23,391,533	12,661,276

EQUITY (DEFICIT)
Common stock (par value $0.001: shares authorized 210,000,000; shares issued and outstanding is 9,989,000 on both September 30, 2012 (unaudited) and December 31, 2011)	9,989	9,989
Additional paid-in capital	7,335,887	8,169,303
Accumulated deficit	(9,195,176)	(7,230,723)
TOTAL EQUITY (DEFICIT)	(1,849,300)	948,569

TOTAL LIABILITIES & EQUITY (DEFICIT)	$168,402,036	$129,389,275

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
REVENUE
Gain on life settlements, net	$4,788,291	$3,857,131	$10,257,537	$14,151,240
Interest and other income	5,681	9,280	54,576	41,250
TOTAL REVENUE	4,793,972	3,866,411	10,312,113	14,192,490

EXPENSES
Employee compensation and benefits	745,386	461,824	1,862,469	1,403,844
Legal and professional fees	250,648	286,681	952,051	597,230
Interest expense	2,803,185	2,830,689	7,621,177	6,141,901
Investment banking services	-	3,595,027	-	3,595,027
Other expenses	474,504	375,892	1,737,157	944,409
TOTAL EXPENSES	4,273,723	7,550,113	12,172,854	12,682,411

INCOME (LOSS) BEFORE INCOME TAXES	520,249	(3,683,702)	(1,860,741)	1,510,079
INCOME TAX EXPENSE (BENEFIT)	633,572	(1,417,649)	103,712	2,363,851

NET (LOSS)	$(113,323)	$(2,266,053)	$(1,964,453)	$(853,772)

(LOSS) PER SHARE
Basic	$(0.01)	$(0.23)	$(0.20)	$(0.09)
Diluted	$(0.01)	$(0.23)	$(0.20)	$(0.09)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	9,989,000	9,870,750	9,989,000	9,293,440
Diluted	9,989,000	9,870,750	9,989,000	9,293,440

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – CONTINUED
(unaudited)

PROFORMA INFORMATION AS IF THE COMPANY HAD BEEN A CORPORATION DURING THE:	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011

INCOME BEFORE INCOME TAXES	$(3,683,702)	$1,510,079
INCOME TAX EXPENSE (BENEFIT)	(1,447,695)	595,273

NET INCOME (LOSS)	$(2,236,007)	$914,806

PROFORMA EARNINGS PER SHARE ATTRIBUTABLE TO CONTROLLING INTERESTS

BASIC	$(0.23)	$0.10
FULLY DILUTED	$(0.23)	$0.10

PROFORMA WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	9,870,750	9,293,440
FULLY DILUTED	9,870,750	9,293,440

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(113,323)	$(2,266,053)	$(1,964,453)	$(853,772)
Adjustments to reconcile net (loss) to net
cash flows from operating activities:
Gain on life settlements	(8,881,542)	(7,236,462)	(19,871,791)	(23,875,055)
Amortization of deferred financing and issuance costs	394,438	1,432,625	1,303,895	1,549,073
Investment banking services	-	3,595,027	-	3,595,027
Deferred income taxes	633,572	(1,415,149)	103,712	2,363,851
Convertible, redeemable preferred stock dividends payable	215,059	44,669	636,069	44,669
(Increase) decrease in operating assets:
Other assets	(115,761)	(434,341)	941,525	(986,346)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	791,825	(436,987)	1,450,958	(631,830)

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(7,075,732)	(6,716,671)	(17,400,085)	(18,794,383)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	(5,361,540)	(1,377,026)	(7,983,570)	(10,500,756)
Proceeds from settlement of life settlements	-	-	416,665	-
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(5,361,540)	(1,377,026)	(7,566,905)	(10,500,756)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from revolving credit facility	-	7,510,001	6,000,000	18,599,549
Proceeds from issuance of Series I Secured notes payable	-	(3,216,821)	50,000	8,126,034
Payments for redemption of Series I Secured notes payable	(1,843,032)	3,280,899	(5,311,989)	(1,006,680)
Proceeds from issuance of renewable secured debentures	17,878,571	-	33,635,657	-
Payments for redemption and issuance of renewable secured debentures	(914,880)	-	(1,627,467)	-
Proceeds from restricted cash	3,427,198	774,560	3,369,837	2,422,118
Issuance of common stock	-	4,973	-	4,973
Issuance of convertible, redeemable preferred stock	500,000	1,670,010	6,287,375	1,670,010
Payments of issuance cost for convertible, redeemable preferred stock	558,729	(956,851)	(1,050,633)	(956,851)
Proceeds from notes receivable from related parties	-	2,306,068	-	2,306,068
Common stock dividends	-	(2,306,068)	-	(2,306,068)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	19,606,586	9,066,771	41,352,780	28,859,153

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,169,314	973,074	16,385,790	(435,986)

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	11,094,825	349,170	1,878,349	1,758,230
END OF PERIOD	$18,264,139	$1,322,244	$18,264,139	$1,322,244

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,839,000	$1,090,000	$4,958,000	$3,505,000

NON-CASH INVESTING AND FINANCING ACTIVITIES
Convertible, redeemable preferred stock:
Non-cash conversion of Series I secured notes	$-	$7,189,000	$4,220,000	$7,189,000
Non-cash conversion of accrued interest payable on Series I secured notes	$-	$202,000	$8,000	$202,000
Non-cash conversion of dividends payable	$160,000	$-	$408,000	$-
Warrants issued to purchase common stock	$2,000	$-	$41,000	$-
Non-cash conversion of accrued interest payable on Series I secured notes to principal	$43,000	$106,000	$80,000	$106,000
Conversion from LLC to corporation	$-	$-	$-	$6,871,000
Investment in life settlements included in accounts payable	$340,000	$701,000	$501,000	$701,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)   Nature of business and summary of significant accounting policies

Nature of business - GWG Holdings, Inc. (Holdings) (previously GWG Holdings, LLC) and Subsidiaries, located in Minneapolis, Minnesota, facilitates the purchase of life insurance policies for its own investment portfolio through its wholly owned subsidiary, GWG Life Settlements, LLC (GWG Life), and its subsidiaries, GWG Trust (Trust), GWG DLP Funding II, LLC (DLP II) and its wholly owned subsidiary, GWG DLP Master Trust II (the Trust II). Holdings converted from a limited liability company into a corporation effective June 10, 2011 and as a result of this change all member units were converted into common stock. Holdings and its subsidiaries finance the acquisition of life insurance policies and pay policy premiums through funds available on its line of credit and proceeds from other debt and equity securities as well as from revenues from maturities of life insurance policies.  GWG Broker Services, LLC (Broker Services) a wholly owned subsidiary was formed to earn fees for brokering policy transactions between market participants. GWG Member, LLC a wholly owned subsidiary formed November 2010 to facilitate the acquisition of policies, has not commenced operations as of September 30, 2012. The entities were legally organized in Delaware and are collectively referred herein to as GWG, or the Company.

Basis of presentation - The condensed consolidated balance sheet as of September 30, 2012, the condensed consolidated statements of operations for the three months and nine months ended September 30, 2012 and 2011, and the condensed consolidated statements of cash flows for the three months and nine months ended September 30, 2012 and 2011, and the related information presented in these notes, have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, without audit. To the extent that information and notes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements are contained in or are consistent with the consolidated audited financial statements presented in the Company’s Form 10-K for the year ended December 31, 2011, such information and notes have not been duplicated herein. In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included. The condensed consolidated balance sheet at December 31, 2011 was derived from the audited consolidated financial statements as of that date. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Special Financial Report on Form 10-K for the year ended December 31, 2011.

Use of estimates - The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these consolidated financial statements relate to (1) the determination of the assumptions used in estimating the fair value of the investment in life insurance policies, and (2) the valuation of deferred tax assets.

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

On July 31, 2011, the Company began a private placement offering for the sale of up to 3,333,333 shares of Series A 10% convertible, redeemable preferred stock at an offering price of $7.50 per share.  The offering of Series A concluded on September 2, 2012, and resulted in the sale of 3,279,000 shares of Series A and issuance of an additional 60,000 shares as dividends in-kind to shareholders (see note 10). The Company provided for an overallotment of 666,667 shares, allowing for total offering of 4,000,000 shares. As of September 30, 2012 we have issued 3,339,000 shares.

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

The Company recognizes the difference between the policy benefits received and carrying values of the respective life insurance policy when an insured event has occurred and the Company determines that settlement and ultimate collection of the policy benefits is realizable and reasonably assured. Revenue from a transaction must meet both criteria in order to be recognized. The Company recognizes these realized gains (revenue) from life settlement contracts upon one of the two following events:

1)           Receipt of mortality notice or verified obituary of insured
2)           Sale of policy and filing of change of ownership forms and receipt of payment

Deposits and initial direct costs advanced on policies to be purchased, but not yet settled, are recorded as other assets until policy ownership has been transferred to the Company.

Deferred financing and issuance costs – Financing costs incurred to obtain financing under the revolving credit facility have been capitalized and are amortized using the straight-line method over the term of the revolving credit facility. Amortization of deferred financing costs related to the revolving credit facility was $58,000 for the three months ended September 30, 2012 and 2011. Amortization of deferred financing costs related to the revolving credit facility was $175,000 for each of the nine months ended September 30, 2012 and 2011 and is included in interest expense in the statement of operations. The expected amortization expense is $58,000 and $97,000 for the three months ending December 31, 2012 and the year ending December 31, 2013, respectively.

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

Earnings (loss) per share – The Company converted from a limited liability company into a corporation effective June 10, 2011, and as a result of this change all member units were converted into common stock. The earnings (loss) per share has been restated to reflect the equivalent common stock per share amounts as of the earliest period reported. Basic per share earnings (loss) is calculated using the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated based on the potential dilutive impact, if any, of the Company’s preferred stock and outstanding warrants. The Company has 831,909 warrants and 5,009,225 shares of Convertible Redeemable Preferred Stock (equivalent common shares if Convertible Redeemable Preferred Stock were converted into common stock) outstanding as of September 30, 2012. The Convertible Redeemable Preferred Stock and warrants are anti-dilutive for the three and nine months ended September 30, 2012 and 2011.

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

(2)       Restrictions on cash

The Company is required by its lenders to maintain collection and escrow accounts. These accounts are used to fund the acquisition, pay annual premiums of insurance policies, pay interest and other charges under its revolving credit facility, and collect policy benefits. DZ Bank AG, as agent for Autobahn Funding Company, LLC, the lender for the revolving credit facility as described in note 6, authorizes the disbursements from these accounts. At September 30, 2012 and December 31, 2011 there was a balance of $1,424,000, and $4,794,000, respectively, maintained in these restricted cash accounts.

(3)      Investment in life insurance policies

The life insurance policies (Level 3 financial instruments) are valued based on unobservable inputs that are significant to the overall fair value measurement. Changes in the fair value of these instruments are recorded in gain or loss on life insurance policies in the consolidated statements of operations (net of the cash premiums paid on the policies). The fair value is determined on a discounted cash flow basis that incorporates life expectancy assumptions.  Life expectancy reports have been obtained from widely accepted life expectancy providers. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require. As a result of management’s analysis, discount rates of 13.29% and 13.41% were applied to the portfolio as of September 30, 2012 and December 31, 2011, respectively.

A summary of the Company’s life insurance policies accounted for under the fair value method and their estimated maturity dates, based on remaining life expectancy is as follows:

	As of September 30, 2012			As of December 31, 2011
Years Ending December 31,	Number of Contracts	Estimated Fair Value	Face Value	Number of Contracts	Estimated Fair Value	Face Value
2012	-	$-	$-	-	$-	$-
2013	-	-	-	-	-	-
2014	-	-	-	1	535,000	1,000,000
2015	5	2,868,000	5,329,000	5	4,636,000	9,329,000
2016	11	12,936,000	28,885,000	10	12,930,000	34,835,000
2017	28	26,627,000	67,748,000	29	24,144,000	71,998,000
2018	33	24,361,000	73,008,000	34	23,500,000	81,858,000
Thereafter	119	81,037,000	340,692,000	96	56,424,000	277,385,000
Totals	196	$147,829,000	$515,662,000	175	$122,169,000	$476,405,000

The Company recognized $494,000 of policy benefit income during the nine months period ended September 30, 2011. The Company received cash from policy benefits of $4,500,000 in April 2012, resulting in a gain of $4,083,000.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Reconciliation of gain on life settlements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Change in fair value	$8,881,000	$7,526,000	$18,249,000	$23,736,000
Premiums and other annual fees	(4,093,000)	(4,163,000)	(12,074,000)	(10,079,000)
Policy maturities	-	494,000	4,083,000	494,000
Gain on life settlements, net	$4,788,000	$3,857,000	$10,258,000	$14,151,000

The estimated expected premium payments to maintain the above life insurance policies in force for the next five years, assuming no mortalities, are as follows:

Years Ending December 31,
Three months ending December 31, 2012	$4,190,000
2013	16,831,000
2014	18,050,000
2015	19,438,000
2016	21,051,000
$79,560,000

Management anticipates funding the estimated premium payments as noted above with proceeds from the DZ Bank revolving credit facility and through additional debt and equity financing as well as from cash proceeds from maturities of life insurance policies. The proceeds of these capital sources are also intended to be used for the purchase, financing, and maintenance of additional life insurance policies.

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

Life insurance policies represent financial instruments recorded at fair value on a recurring basis. The following table reconciles the beginning and ending fair value of the Company’s Level 3 investments in life insurance policies for the following periods:

	Three month ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Beginning balance	$133,848,000	$108,480,000	$122,169,000	$82,718,000
Purchases	5,100,000	5,594,000	7,827,000	10,844,000
Maturities (cost basis)	-	(344,000)	(416,000)	(344,000)
Net change in fair value	8,881,000	3,363,000	18,249,000	23,875,000
Ending balance (September 30)	$147,829,000	$117,093,000	$147,829,000	$117,093,000

The fair value of a portfolio of life insurance policies is based on information available to the Company at the reporting date. Fair value is based upon a discounted cash flow model that incorporates life expectancy assumptions.  Life expectancy reports are obtained from independent, third-party widely accepted life expectancy providers at policy acquisition. The life expectancy values of each policy holder, as determined at policy acquisition, are rolled down monthly for the passage of time by the MAPS actuarial software the Company uses for ongoing valuation of its portfolio of life insurance policies.  The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and management’s estimate of the risk premium an investor in the portfolio of life insurance policies would require.

The fair value of life insurance policies is estimated using present value calculations of estimated cash flows based on the data specific to each individual life insurance policy. The following summarizes inputs utilized in estimating the fair value of the portfolio of life insurance policies:

	As of September 30,	As of December 31,
	2012	2011
Weighted average age of insured	81.2	80.9
Weighted average life expectancy, months*	88.1	93.6
Average face amount per policy	$2,630,927	$2,722,315
Discount rate	13.29%	13.41%
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

	Change in life expectancy
	plus 4 months	minus 4 months
Investment in life policies
September 30, 2012	$(10,936,000)	$11,241,000

December 31, 2011	$(9,660,000)	$9,951,000

	Change in discount rate
	plus 1%	minus 1%
Investment in life policies
September 30, 2012	$(7,367,000)	$7,992,000

December 31, 2011	$(6,665,000)	$7,254,000

Carrying value of receivables, prepaid expenses, accounts payable and accrued expenses approximate fair value due to their short term maturities and low credit risk. The estimated fair value of the Company’s Series I Secured notes payable is approximately $40,492,000 based on a weighted average market interest rate of 7.3%. The Company began issuing Renewable Secured Debentures in the first quarter of 2012. The current interest rates on the Renewable Secured Debentures approximate market rates. The carrying value of the revolving credit facility reflects interest charged at the commercial paper rate plus an applicable margin. The margin represents our credit risk, and the strength of the portfolio of life insurance policies collateralizing the debt. Management believes this margin has not changed over time.  The overall rate reflects market, and the carrying value of the revolver approximates fair value.

The Company has issued warrants to purchase common stock in connection with the issuance of its preferred stock. The fair value measurements associated with the warrants, measured at issuance represent level 3 instrument.

Month issued	Warrants issued	Fair value per share	Risk free rate	Volatility
12/31/11	137,874	$0.11	0.42%	25.25%
03/31/12	76,260	$0.26	0.38%	36.20%
06/30/12	323,681	$0.58	0.41%	47.36%
07/31/12	289,093	$0.58	0.41%	47.36%
09/30/12	5,000	$0.36	0.31%	40.49%
	831,908

The Company has not changed its methodology in estimating fair value from prior periods.

(5)       Notes receivable from related parties

Notes receivable from related parties consisted of various unsecured notes receivable. These notes were due from shareholders of the Company, with interest rates ranging from 4.2% to 5%, payable annually and were paid in full July 27, 2011. Interest income from related parties totaled $24,000 during the nine months ended September 30, 2011. As a part of the Company’s compensation plan effective January 1, 2011, interest income earned on these notes were treated as guaranteed payments to the members and are included in employee compensation and benefits in the statement of operations for the nine months ended September 30, 2011. On July 27, 2011, the Company paid dividends to the shareholders in the amount of their respective note receivable balances. They immediately repaid their balance due on each note and the related accrued interest in full.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of September 30, 2012, and December 31, 2011, the Company had receivables totaling $5,000,000 due from an affiliate, Opportunity Finance, LLC, that were fully reserved. Opportunity Finance ceased operations in 2008.

(6)       Credit facilities

Revolving credit facility – Autobahn Funding Company LLC

On July 15, 2008, DLP II and United Lending entered into a revolving credit facility pursuant to a Credit and Security Agreement (Agreement) with Autobahn Funding Company LLC (Autobahn), providing the Company with a maximum borrowing amount of $100,000,000. Autobahn is a commercial paper conduit that issues commercial paper to investors in order to provide funding to DLP II and United Lending. DZ Bank AG acts as the agent for Autobahn. The Agreement expires on July 15, 2013.  The amount outstanding under this facility as of September 30, 2012 and December 31, 2011, was $66,000,000 and $60,000,000, respectively.

The Agreement requires DLP II or United Lending to pay, on a monthly basis, interest at the commercial paper rate plus an applicable margin, as defined in the Agreement. The effective rate was 2.13% and 2.25% at September 30, 2012 and December 31, 2011, respectively.  The weighted average effective interest rate (excluding the unused line fee) was 2.17% and 2.15% for the nine months ended September 30, 2012 and 2011, respectively, and 2.15% and 2.17% for the three months ended September 30, 2012 and 2011, respectively.  The Agreement also requires payment of an unused line fee on the unfunded amount under the revolving credit facility. The note is secured by substantially all of DLP II and United Lending assets which consist primarily of life settlement policies.

The Agreement has certain financial and nonfinancial covenants. The Company is in compliance with these covenants at September 30, 2012. The Agreement generally prohibits the Company from:

●	changing its corporate name, offices, and jurisdiction of incorporation
●	changing any deposit accounts or payment instructions to insurers;
●	changing any operating policies and practices such that it would be reasonably likely to adversely affect the collectability of any asset in any material respect;
●	merging or consolidating with, or selling all or substantially all of its assets to, any third party;
●	selling any collateral or creating or permitting to exist any adverse claim upon any collateral;
●	engaging in any other business or activity than that contemplated by the Agreement;
●	incurring or guaranteeing any debt for borrowed money;
●
amending the Company’s certificate of incorporation or bylaws;making any loans or advances to, investments in, or paying any dividends to, any person unless both before and after any such loan, advance, investment or dividend there exists no actual event of default, potential event of default or termination event;

●	removing an independent director on the board of directors except for cause or with the consent of the lender; or
●
making payment on or issuing any subsidiary secured notes or debentures, or amending any agreements respecting such notes or debentures, if an event of default, potential event of default or termination event exists or would arise from any such action.

In addition, the Company has agreed to maintain (i) a positive consolidated net income (as defined and calculated under the Agreement) for each complete fiscal year and (ii) a tangible net worth (again, as defined and calculated under the Agreement) of not less than $5 million. Consolidated net income and tangible net worth for nine months ended September 30, 2012, as calculated under the agreement, was $2,078,000 and $48,014,000 respectively.

Advances under the Agreement are subject to a borrowing base formula, which limits the availability of advances on the borrowing base calculation based on attributes of policies pledged to the facility. Over-concentration of policies by insurance carrier, and over-concentration of policies by insurance carriers with ratings below a AA- rating are the two primary factors with the potential of limiting availability of funds on the facility. Total funds available for additional borrowings under the borrowing base formula criteria at September 30, 2012 and December 31, 2011, were $12,276,000 and $7,691,000 respectively.

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

(7)       Series I Secured notes payable

Series I Secured notes payable have been issued in conjunction with the GWG Series I Secured notes private placement memorandum dated August 25, 2009 (last revised November 15, 2010). On June 14, 2011 the Company closed the offering to additional investors, however, existing investors may elect to continue advancing amounts outstanding upon maturity subject to the Company’s option. Series I Secured notes have maturity dates ranging from six months to seven years with fixed interest rates varying from 7.0% to 9.55% depending on the term of the note. Interest is payable monthly, quarterly, annually or at maturity depending on the terms of the note. At September 30, 2012 and December 31, 2011 the weighted average interest rates of Series I Secured notes were 8.20%, and 8.04% respectively. The notes are secured by assets of GWG Life. The principal amount outstanding under these Series I Secured notes was $40,025,000 and $49,332,000 at September 30, 2012, and December 31, 2011, respectively.  The difference between the amount outstanding on the Series I Secured notes and the carrying amount on the consolidated balance sheet is due to netting of unamortized deferred issuance costs. Overall, interest expense includes amortization of deferred financing and issuance costs of $947,000 and $1,374,000 for the nine months ended September 30, 2012 and 2011, respectively, and $200,000 and $594,000 for the three months ended September 30, 2012 and 2011, respectively. Future expected amortization of deferred financing costs is $803,000.

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

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Future maturities of Series I Secured notes payable at September 30, 2012 are as follows:

Years Ending December 31,
2012	$6,112,000
2013	15,380,000
2014	8,437,000
2015	4,102,000
2016	1,155,000
Thereafter	4,839,000
$40,025,000

(8)       Renewable secured debentures

The Company has registered with the Securities and Exchange Commission, effective January 2012, the offer and sale of $250,000,000 of secured debentures. Renewable Secured Debentures have maturity dates ranging from six months to seven years with fixed interest rates varying from 4.75% to 9.50% depending on the term of the note. Interest is payable monthly, annually or at maturity depending on the terms of the debenture. At September 30, 2012, the weighted average interest rate of Renewable Secured Debentures was 7.58%. The debentures are secured by assets of GWG Life and GWG Holdings. The amount outstanding under these Renewable Secured Debentures was $32,685,000 at September 30, 2012. The difference between the amount outstanding on the Renewable Secured Debentures and the carrying amount on the consolidated balance sheet is due to netting of unamortized deferred issuance costs and cash receipts for new issuances in process at September 30, 2012. Amortization of deferred issuance costs was $135,000 and $182,000 for the three and nine months ended September 30, 2012, respectively. Future expected amortization of deferred financing costs is $1,580,000. Subsequent to September 30, 2012, the Company has issued approximately an additional $9,348,000 in principal amount of these secured debentures.

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

Future maturities of Renewable Secured Debentures at September 30, 2012 are as follows:

Years Ending December 31,
2012	$1,208,000
2013	5,931,000
2014	6,009,000
2015	9,510,000
2016	917,000
Thereafter	9,110,000
$32,685,000

The Company entered into an Indenture effective October 19, 2011 with Holdings as obligor, GWG Life as guarantor, and Bank of Utah as trustee for the benefit of the debenture holders.  The Indenture has certain financial and nonfinancial covenants.  The Company is in compliance with these covenants at September 30, 2012.

(9)       Income taxes

The Company was a pass through entity for federal income tax purposes through June 10, 2011. No income tax provision has been included through that date in these consolidated financial statements as income or loss of the Company was required to be reported by the respective members on their income tax returns. Subsequent to the Company’s conversion to a corporation from a limited liability company, the Company will file and pay taxes based upon its reported income. In 2012 there is a significant permanent difference between income before income taxes and taxable income. This permanent difference results from the inclusion of convertible redeemable preferred stock as an interest expense, however such dividends are not deductable for income tax reporting purposes. The dividends charged to interest expense were $675,000 and $1,654,000 for the three and nine months ended September 30, 2012, respectively.

The most significant temporary differences between GAAP net income and tax net income are the treatment of interest costs and revenue recognition on the portfolio of life insurance policies.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(10)     Convertible, redeemable preferred stock

The Company began offering 3,333,333 shares of convertible redeemable preferred stock (Series A preferred stock) for sale to accredited investors in a private placement on July 31, 2011. The offering of Series A preferred stock concluded on September 2, 2012 and resulted in 3,279,000 shares being sold for gross consideration of  $24,591,000. As of September 30, 2012, 60,000 shares were issued as a result of conversion of dividends into shares of Series A preferred stock for gross consideration of $425,000.  The Series A preferred stock was sold at an offering price of $7.50 per share. Series A preferred stock has a preferred yield of 10% per annum, and each share has the right to convert into 1.5 shares of the Company’s common stock. The Company may elect to automatically convert the Series A preferred stock to common stock as described below. Series A preferred shareholders received three-year warrants to purchase, at an exercise price per share of $6.25, one share of common stock for every 20 shares of Series A preferred stock purchased.  The warrants are exercisable immediately. In the Certificate of Designations for the Series A preferred stock dated July 31, 2011, the Company has agreed to permit preferred shareholders to sell their shares back to the Company for the stated value of $7.50 per share, plus accrued dividends, according to the following schedule:

●	Up to 33% of the holder’s unredeemed shares one year after issuance:
●	Up to 66% of the holder’s unredeemed shares two years after issuance; and
●	Up to 100% of the holder’s unredeemed shares three years after issuance.

The Company’s obligation to redeem Series A preferred shares will terminate upon the Company completing a registration of its common stock with the SEC. The Company may redeem the Series A preferred shares at a price equal to 110% of their liquidation preference ($7.50 per share) at any time after December 15, 2012.

At the election of the Company, the Series A preferred shares may be automatically converted into the common stock of the Company in the event of either (1) a registered offering of the Company’s common stock with the SEC aggregating gross proceeds of at least $5.0 million at a price equal to or greater than $5.50 per share of common stock, or (2) the consent of shareholders holding at least a majority of the then-outstanding shares of Series A preferred stock. As of September 30, 2012, the Company had issued 3,339,000 preferred shares resulting in gross consideration of $25,016,000 (including cash proceeds, conversion of Series I Secured notes and accrued interest on Series I notes, and preferred dividends). The Company incurred Series A preferred stock issuance costs of $2,838,000, of which $440,000 and $1,214,000 was amortized to additional paid in capital during the three and nine months ended September 30, 2012, respectively, resulting in a net preferred stock capital balance of $23,392,000.

The Company determined that the grant date fair value of the outstanding warrants attached to the Series A preferred stock was $170,000 and $377,000 for warrants issued through the three and nine month periods ending September 30, 2012 and $22,000 for warrants issued through December 31, 2011. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share upon 30 days written notice to the investors at any time after (i) the Company has completed a registration of its common stock with the SEC and (ii) the volume of weighted average sale price per share of common stock equals or exceeds $7.00 per share for ten consecutive trading days ending on the third business day prior to proper notice of such redemption. Total warrants outstanding as of September 30, 2012, were 831,909 with a weighted average remaining life of 2.59 years. Total warrants outstanding at December 31, 2011, were 139,417 with a weighted average remaining life of 2.76 years.

Dividends on the preferred stock may be paid in either cash or additional shares of preferred stock at the election of the holder and approval of the Company. The dividends are reported as an expense and included in the caption interest expense in the consolidated statements of operations.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company declared and accrued dividends of $675,000 and $1,654,000 for the three and nine months ended September 30, 2012, respectively. Cash dividends of $906,000 were paid on or before October 13, 2012. 58,296 shares of Series A preferred stock were issued in lieu of cash dividends, pursuant to a board resolution declaring the dividend. The shares issued in lieu of cash dividends were issued at $7.00 per share.

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

2012 (remaining)	$18,318
2013	$74,752
2014	$78,452
2015	$53,288
Total	$224,810

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

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following represents condensed consolidating financial information as of September 30, 2012 and December 31, 2011, with respect to the financial position, and for the three and nine months ended September 30, 2012 and 2011 with respect to results of operations and cash flows of Holdings and its subsidiaries. The parent column presents the financial information of Holdings, the primary obligor of the secured debentures. The guarantor subsidiary column presents the financial information of GWG Life, the guarantor subsidiary of the secured debentures, presenting its investment in DLP II and Trust under the equity method. The non-guarantor subsidiaries column presents the financial information of all non-guarantor subsidiaries including DLP II and Trust.

Condensed Consolidating Balance Sheets

September 30, 2012	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated

A S S E T S

Cash and cash equivalents	$16,325,020	$1,939,119	$-	$-	$18,264,139
Restricted cash	-	26,000	1,398,466	-	1,424,466
Investment in life settlements, at fair value	-	-	147,828,800	-	147,828,800
Other assets	52,982	175,340	656,309	-	884,631
Investment in subsidiaries	43,175,407	83,480,002	-	(126,655,409)	-

TOTAL ASSETS	$59,553,409	$85,620,461	$149,883,575	$(126,655,409)	$168,402,036

L I A B I L I T I E S & O W N E R S' E Q U I T Y (D E F I C I T)

LIABILITIES
Revolving credit facility	$-	$-	$66,000,000	$-	$66,000,000
Series I Secured notes payable	-	39,221,704	-	-	39,221,704
Secured renewable debentures	32,112,270	-	-	-	32,112,270
Interest	443,120	2,296,506	131,274	-	2,870,900
Accounts payable and accrued expenses	1,043,857	1,004,476	194,667	-	2,243,000
Deferred taxes	4,411,929	-	-	-	4,411,929
TOTAL LIABILITIES	38,011,176	42,522,686	66,325,941	-	146,859,803

CONVERTIBLE, REDEEMABLE PREFERRED STOCK	23,391,533	-	-	-	23,391,533

EQUITY (DEFICIT)
Member capital	-	43,097,775	83,557,634	(126,655,409)	-
Common stock	9,989	-	-	-	9.989
Additional paid-in capital	7,335,887	-	-	-	7,335,887
Accumulated deficit	(9,195,176)	-	-	-	(9,195,176)
TOTAL EQUITY (DEFICIT)	(1,849,300)	43,097,775	83,557,634	(126,655,409)	(1,849,300)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$59,553,409	$85,620,461	$149,883,575	$(126,655,409)	$168,402,036

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Balance Sheets (continued)

December 31, 2011	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated

A S S E T S

Cash and cash equivalents	$1,746,456	$131,893	$-	$-	$1,878,349
Restricted cash	-	822,227	3,972,075	-	4,794,302
Investment in life settlements, at fair value	-	4,876,389	117,292,135	-	122,168,524
Other assets	34,817	170,346	342,937	-	548,100
Investment in subsidiaries	17,026,465	61,326,724	-	(78,353,189)	-

TOTAL ASSETS	$18,807,738	$67,327,579	$121,607,147	$(78,353,189)	$129,389,275

L I A B I L I T I E S & O W N E R S' E Q U I T Y (D E F I C I T)

LIABILITIES
Revolving credit facility	$-	$-	$60,000,000	$-	$60,000,000
Series I Secured notes payable	-	48,179,271	-	-	48,179,271
Interest	-	1,779,796	108,039	-	1,887,835
Accounts payable and accrued expenses	889,676	507,015	7,416	-	1,404,107
Deferred taxes	4,308,217	-	-	-	4,308,217
TOTAL LIABILITIES	5,197,893	50,466,082	60,115,455	-	115,779,430

CONVERTIBLE, REDEEMABLE PREFERRED STOCK	12,661,276	-	-	-	12,661,276

EQUITY (DEFICIT)
Member capital	-	16,861,497	61,491,692	(78,353,189)	-
Common stock	9,989	-	-	-	9,989
Additional paid-in capital	8,169,303	-	-	-	8,169,303
Accumulated deficit	(7,230,723)	-	-	-	(7,230,723)
TOTAL EQUITY (DEFICIT)	948,569	16,861,497	61,491,692	(78,353,189)	948,569

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$18,807,738	$67,327,579	$121,607,147	$(78,353,189)	$129,389,275

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Operations

For the nine months ended September 30, 2012	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Contract servicing fees	$-	$1,184,627	$-	$(1,184,627)	$-
Gain on life settlements, net	-	-	10,257,537	-	10,257,537
Interest and other income	8,650	222,863	42,734	(219,671)	54,576
TOTAL REVENUE	8,650	1,407,490	10,300,271	(1,404,298)	10,312,113

EXPENSES
Origination and servicing fees	-	-	1,184,627	(1,184,627)	-
Employee compensation and benefits	-	1,862,469	-	-	1,862,469
Legal and professional fees	851,954	86,927	13,170	-	952,051
Interest expense	2,555,271	3,770,808	1,295,098	-	7,621,177
Other expenses	703,373	996,284	257,171	(219,671)	1,737,157
TOTAL EXPENSES	4,110,598	6,716,488	2,750,066	(1,404,298)	12,172,854

INCOME (LOSS) BEFORE EQUITY IN LOSS OF SUBSIDIARIES	(4,101,948)	(5,308,998)	7,550,205	-	(1,860,741)

EQUITY IN LOSS OF SUBSIDIARY	2,241,207	7,637,541	-	(9,878,748)	-

NET INCOME (LOSS) BEFORE INCOME TAXES	(1,860,741)	2,328,543	7,550,205	(9,878,748)	(1,860,741)

INCOME TAX EXPENSE	103,712	-	-	-	103,712
NET INCOME (LOSS)	$(1,964,453)	$2,328,543	$7,550,205	$(9,878,748)	$(1,964,453)

For the nine months ended September 30, 2011	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Contract servicing fees	$-	$2,409,825	$-	$(2,409,825)	$-
Gain on life settlements, net	-	7,240	14,144,000	-	14,151,240
Interest and other income	3,488	34,171	3,591	-	41,250
TOTAL REVENUE	3,488	2,451,236	14,147,591	(2,409,825)	14,192,490

EXPENSES
Origination and servicing fees	-	6,000	2,403,825	(2,409,825)	-
Employee compensation and benefits	-	1,403,844	-	-	1,403,844
Legal and professional fees	297,865	296,365	3,000	-	597,230
Interest expense	49,369	5,079,971	1,012,561	-	6,141,901
Investment banking services	3,595,027	-	-	-	3,595,027
Other expenses	186,815	719,593	38,001	-	944,409
TOTAL EXPENSES	4,129,076	7,505,773	3,457,387	(2,409,825)	12,682,411

INCOME (LOSS) BEFORE EQUITY IN LOSS OF SUBSIDIARIES	(4,125,588)	(5,054,537)	10,690,204	-	1,510,079

EQUITY IN LOSS OF SUBSIDIARY	5,635,667	10,777,541	-	(16,413,208)	-

NET INCOME BEFORE INCOME TAXES	1,510,079	5,723,004	10,690,204	(16,413,208)	1,510,079

INCOME TAX EXPENSE	2,363,851			-	2,363,851
NET INCOME (LOSS)	$(853,772)	$5,723,004	$10,690,204	$(16,413,208)	$(853,772)

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

For the three months ended September 30, 2012	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Contract servicing fees	$-	$746,377	$-	$(746,377)	$-
Gain on life settlements, net	-	(229,277)	5,017,568	-	4,788,291
Interest and other income	5,601	219,670	81	(219,671)	5,681
TOTAL REVENUE	5,601	736,770	5,017,649	(966,048)	4,793,972

EXPENSES
Origination and servicing fees	-	6,500	739,877	(746,377)	-
Employee compensation and benefits	-	745,386	-	-	745,386
Legal and professional fees	196,354	41,124	13,170	-	250,648
Interest expense	1,287,059	1,074,260	441,866	-	2,803,185
Other expenses	169,274	292,730	232,171	(219,671)	474,505
TOTAL EXPENSES	1,652,687	2,160,000	1,427,084	(966,048)	4,273,723

INCOME (LOSS) BEFORE EQUITY IN LOSS OF SUBSIDIARIES	(1,647,086)	(1,423,230)	3,590,565	-	520,249

EQUITY IN LOSS OF SUBSIDIARY	2,167,335	3,619,677	-	(5,787,012)	-

NET INCOME BEFORE INCOME TAXES	520,249	2,196,447	3,590,565	(5,787,012)	520,249

INCOME TAX EXPENSE	633,572	-	-	-	633,572
NET INCOME (LOSS)	$(113,323)	$2,196,447	$3,590,565	$(5,787,012)	$(113,323)

For the three months ended September 30, 2011	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Contract servicing fees	$-	$409,900	$-	$(409,900)	$-
Gain on life settlements, net	-	52,567	3,804,564	-	3,857,131
Interest and other income	3,488	5,787	5		9,280
TOTAL REVENUE	3,488	468,254	3,804,569	(409,900)	3,866,411

EXPENSES
Origination and servicing fees	-	-	409,900	(409,900)	-
Employee compensation and benefits	-	461,824	-	-	461,824
Legal and professional fees	219,958	66,723	-	-	286,681
Interest expense	49,369	2,409,814	371,506	-	2,830,689
Investment banking services	3,595,027	-	-	-	3,595,027
Other expenses	139,100	224,291	12,501	-	375,892
TOTAL EXPENSES	4,003,454	3,162,652	793,907	(409,900)	7,550,113

INCOME (LOSS) BEFORE EQUITY IN LOSS OF SUBSIDIARIES	(3,999,966)	(2,694,398)	3,010,662	-	(3,683,702)

EQUITY IN LOSS OF SUBSIDIARY	316,264	3,039,774	-	(3,356,038)	-

NET INCOME (LOSS) BEFORE INCOME TAXES	(3,683,702)	345,376	3,010,662	(3,356,038)	(3,683,702)

INCOME TAX EXPENSE	(1,417,649)	-	-	-	(1,417,649)
NET INCOME (LOSS)	$(2,266,053)	$345,376	$3,010,662	$(3,356,038)	$(2,266,053)

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2012	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,964,453)	$2,328,543	$7,550,205	$(9,878,748)	$(1,964,453)
Adjustments to reconcile net income (loss) to cash:
(Equity) loss of subsidiaries	(2,241,206)	(7,637,542)	-	9,878,748	-
(Gain) loss on life settlements	-	999,677	(20,871,468)	-	(19,871,791)
Amortization of deferred financing and issuance costs	182,410	946,813	174,672	-	1,303,895
Deferred income taxes	103,712	-	-	-	103,712
Accrued convertible, redeemable preferred stock dividends	636,069	-	-	-	636,069
(Increase) decrease in operating assets:
Other assets	(19,717,082)	(20,256,072)	(146,874)	41,061,553	941,525
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	334,182	1,092,292	24,484	-	1,450,958
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(22,666,368)	(22,526,289)	(13,268,981)	41,061,553	(17,400,085)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	-	-	(7,986,570)	-	(7,983,570)
Proceeds from settlement of life settlements	-	-	416,665	-	416,665
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-	(7,566,905)	-	(7,566,905)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from revolving credit facility	-	-	6,000,000	-	6,000,000
Proceeds from issuance of Series I Secured notes payable	-	50,000	-	-	50,000
Payments for redemption of Series I Secured notes payable	-	(5,311,989)	-	-	(5,311,989)
Proceeds from issuance of debentures	33,635,657	-	-	-	33,635,657
Payments for issuance of debentures	(1,627,467)	-	-	-	(1,627,467)
Proceeds (payments) from restricted cash	-	796,227	2,573,610	-	3,369,837
Issuance of member capital	-	28,799,277	12,262,276	(41,061,553)	-
Issuance of preferred stock	6,287,375	-	-	-	6,287,375
Payments for issuance of preferred stock	(1,050,633)	-	-	-	(1,050,633)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	37,244,932	24,333,515	20,835,886	(41,061,553)	41,352,780

NET INCREASE IN CASH AND CASH EQUIVALENTS	14,578,564	1,807,226	-	-	16,385,790

CASH AND CASH EQUIVALENTS
BEGINNING OF THE YEAR	1,746,456	131,893	-	-	1,878,349

END OF THE YEAR	$16,325,020	$1,939,119	$-	$-	$18,264,139

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidating Statements of Cash Flows (continued)

For the three months ended September 30, 2012	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(113,323)	$2,196,447	$3,590,565	$(5,787,012)	$(113,323)
Adjustments to reconcile net income (loss) to cash:
(Equity) loss of subsidiaries	(2,167,335)	(3,619,677)	-	5,787,012	-
(Gain) loss on life settlements	-	-	(8,881,542)	-	(8,881,542)
Amortization of deferred financing and issuance costs	135,788	200,426	58,224	-	394,438
Deferred income taxes	633,572	-	-	-	633,572
Accrued convertible, redeemable preferred stock dividends	215,059	-	-	-	215,059
(Increase) decrease in operating assets:
Other assets	(10,792,184)	(9,512,249)	-	20,188,672	(115,761)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(272,808)	1,053,205	11,428	-	791,825
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(12,361,231)	(9,681,848)	(5,221,325)	20,188,672	(7,075,732)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	-	-	(5,361,540)	-	(5,361,540)
Proceeds from settlement of life settlements	-	-	-	-	-
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-	(5,361,540)	-	(5,361,540)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from revolving credit facility	-	-	-	-	-
Proceeds from issuance of Series I Secured notes payable	-	-	-	-	-
Payments for redemption of Series I Secured notes payable	-	(1,843,032)	-	-	(1,843,032)
Proceeds from issuance of debentures	17,878,571	-	-	-	17,878,571
Payments for issuance of debentures	(914,880)	-	-	-	(914,880)
Proceeds (payments) from restricted cash	-	(26,000)	3,453,198	-	3,427,198
Issuance of member capital	-	13,059,005	7,129,667	(20,188,672)	-
Issuance of preferred stock	500,000	-	-	-	500,000
Payments for issuance of preferred stock	558,729	-	-	-	558,729
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	18,022,420	11,189,973	10,582,865	(20,188,672)	19,606,586

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,661,189	1,508,125	-	-	7,169,314

CASH AND CASH EQUIVALENTS
BEGINNING OF THE QUARTER	10,663,831	430,994	-	-	11,094,825

END OF THE QUARTER	$16,325,020	$1,939,119	$-	$-	$18,264,139

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidating Statements of Cash Flows (continued)

For the nine months ended September 30, 2011	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(853,772)	$5,723,004	$10,690,204	$(16,413,208)	$(853,772)
Adjustments to reconcile net income (loss) to cash:
(Gain) on life settlements	-	(337,788)	(23,537,267)	-	(23,875,055)
Amortization of deferred financing and issuance costs	-	1,374,401	174,672	-	1,549,073
Investment banking services	3,595,027	-	-		3,595,027
Deferred income taxes	2,363,851	-	-	-	2,363,851
Convertible, redeemable preferred stock dividends payable	44,669	-	-	-	44,669
(Increase) decrease in operating assets:
Other assets	(2,889,356)	(15,912,784)	(859,099)	18,674,893	(986,346)
Increase (decrease) in operating liabilities:
Accrued expenses	504,995	(3,344,913)	4,469,773	(2,261,685)	(631,830)
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,765,414	(12,498,080)	(9,061,717)	-	(18,794,383)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	-	(12,000)	(10,488,756)	-	(10,500,756)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	(12,000)	(10,488,756)	-	(10,500,756)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from revolving credit facility	-	-	18,599,549	-	18,599,549
Proceeds from issuance of Series I Secured notes payable	-	8,126,034	-	-	8,126,034
Payments for redemption of Series I Secured notes payable	-	(1,006,680)	-	-	(1,006,680)
Proceeds (payments) from restricted cash	-	3,039,582	(617,464)	-	2,422,118
Issuance of common stock	4,973	-	-	-	4,973
Issuance of preferred stock	1,670,010	-	-	-	1,670,010
Payments for issuance of preferred stock	(956,851)	-	-	-	(956,851)
Proceeds from notes receivable from related parties	-	2,306,068	-	-	2,306,068
Common stock dividends	(2,306,068)	-	-	-	(2,306,068)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	(1,587,936)	12,465,004	17,982,085	-	28,859,153

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,177,478	(45,076)	(1,568,388)	-	(435,986)

CASH AND CASH EQUIVALENTS
BEGINNING OF THE YEAR	-	189,842	1,568,388	-	1,758,230

END OF THE YEAR	$1,177,478	$144,766	$-	$-	$1,322,244

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidating Statements of Cash Flows (continued)

For the three months ended September 30, 2011	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,266,053)	$345,376	$3,010,662	$(3,356,038)	$(2,266,053)
Adjustments to reconcile net income (loss) to cash:
(Gain) on life settlements	-	(165,915)	(7,070,547)	-	(7,236,462)
Amortization of deferred financing and issuance costs	-	1,374,401	58,224	-	1,432,625
Investment banking services	3,595,027	-	-	-	3,595,027
Deferred income taxes	(1,415,149)	-	-	-	(1,415,149)
Convertible, redeemable preferred stock dividends payable	44,669	-	-	-	44,669
(Increase) decrease in operating assets:
Other assets	2,461,049	(910,657)	(473,860)	(1,510,873)	(434,341)
Increase (decrease) in operating liabilities:
Accrued expenses	279,040	(3,585,432)	(1,997,506)	4,866,911	(436,987)
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,698,583	(2,942,227)	(6,473,027)	-	(6,716,671)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	-	4,150	(1,381,176)	-	(1,377,026)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	4,150	(1,381,176)	-	(1,377,026)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from revolving credit facility	-	-	7,510,001	-	7,510,001
Proceeds from issuance of Series I Secured notes payable	-	(3,216,821)	-	-	(3,216,821)
Payments for redemption of Series I Secured notes payable	-	3,280,899	-	-	3,280,899
Proceeds (payments) from restricted cash	-	430,358	344,202	-	774,560
Issuance of common stock	4,973	-	-	-	4,973
Issuance of preferred stock	1,670,010	-	-	-	1,670,010
Payments for issuance of preferred stock	(956,851)	-	-	-	(956,851)
Proceeds from notes receivable from related parties	-	2,306,068	-	-	2,306,068
Common stock dividends	(2.306.068)	-	-	-	(2,306,068)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	(1,587,936)	2,800,504	7,854,203	-	9,066,771

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,110,647	(137,573)	-	-	973,074

CASH AND CASH EQUIVALENTS
BEGINNING OF THE QUARTER	66,831	282,339	-	-	349,170

END OF THE QUARTER	$1,177,478	$144,766	$-	$-	$1,322,244

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

	September 30,	December 31,
	2012	2011
Life insurance company	%	%

Company A	17.27	17.43
Company B	13.38	15.06
Company C	12.06	12.53
Company D	*	10.09

*  - percentage does not exceed 10% of the total face value.

The following summarizes the number of insurance contracts held in specific states exceeding 10% of the total face value held by the Company:

	September 30,	December 31,
	2012	2011
State of residence	%	%

California	29.59	31.43
New York	12.76	13.71
Florida	12.76	11.43

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

In the first nine months of 2012, we recognized $4,083,000 of revenue from the receipt of $4,500,000 in policy benefits. In addition, we recognized revenue from the change in fair value of our life insurance policies, net of premiums and carrying costs, of $6,175,000. Interest expense, including amortization of the deferred financing costs, was $7,621,000 for the nine months ended September 30, 2012, and selling, general and administrative expenses for the nine months ended September 30, 2012 were $4,552,000.  Income tax expense for the nine months ended September 30, 2012 was $104,000. Our net loss for the nine months ended September 30, 2012 was ($1,964,000).

Our portfolio of life insurance policies as of September 30, 2012 is summarized and set forth below:

Life Insurance Portfolio Summary

Total portfolio face value of policy benefits	$515,662,000
Average face value per policy	$2,631,000
Average face value per insured life	$2,849,000
Average age of insured (yrs) *	81.2
Average life expectancy estimate (yrs) *	7.33
Total number of policies	196
Demographics	65% Males; 35% Females
Number of smokers	No insureds are smokers
Largest policy as % of total portfolio	1.94%
Average policy as % of total portfolio	0.51%
Average Annual Premium as % of face value	3.19%

*  Averages presented in the table are weighted averages.

Critical Accounting Policies

There were no changes in our critical accounting policies during the quarter ended September 30, 2012.

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

September 30, 2012	September 30, 2011
13.29%	13.39%

The Company engaged a third party, Model Actuarial Pricing Systems (MAPS), to prepare a third-party valuation of our life settlement portfolio. MAPS owns and maintains the portfolio pricing software used by the Company. MAPS processed policy data, future premium data, life expectancy data, and other actuarial information supplied by the Company to calculate a net present value for our portfolio using the specified discount rate of 13.29%. MAPS independently calculated the net present value of our portfolio of 196 policies to be $147,829,000, which is the same fair value estimate used by the Company on the balance sheet as of September 30, 2012, and furnished the Company with a letter documenting its calculation. A copy of such letter is filed as Exhibit 99 to this report.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012, or JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 for complying with new or revised accounting standards. This means that an “emerging growth company” can make an election to delay the adoption of certain accounting standards until those standards would apply to private companies. We have elected to delay such adoption of new or revised accounting standards and, as a result, we may not comply with new or revised accounting standards at the same time as other public reporting companies that are not “emerging growth companies.” This exemption will apply for a period of five years following our first sale of common equity securities under an effective registration statement or until we no longer qualify as an “emerging growth company” as defined under the JOBS Act, whichever is earlier.

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

Policy Benefits Realized.  We recognize and record revenues for cash amounts received for value in excess of carrying value upon the receipt of the face value of the policy benefits paid upon the mortality of an insured. Revenue is recognized and recorded on the mortality date when collection is reasonably assured. We generally collect the face value of the life insurance policy from the insurance company within 45 days of the insured’s mortality.

Change in Fair Value of Life Insurance Policies.  We have elected to carry our investments in life insurance policies at fair value in accordance with ASC 325-30, Investments in Life Insurance Contracts. Accordingly, we value our investments in life insurance policies each reporting period in accordance with the fair value principles discussed herein, which includes the expected payment of premiums for future periods.

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

Results of Operations—Three and Nine Months Ended September 30, 2012 Compared to Three and Nine Months Ended September 30, 2011

The following is our analysis of the results of operations for the periods indicated below.  This analysis should be read in conjunction with our condensed consolidated financial statements and related notes.

Revenue. Revenue recognized from the receipt of policy benefits was $4,083,000 during the nine months ended September 30, 2012. Revenue recognized from the receipt of policy benefits was $494,000 during the three and nine months ended September 30, 2011.  Revenue recognized from the change in fair value of our life insurance policies, net of premiums and carrying costs, was $4,788,000 for the third quarter of 2012 and $6,175,000 for the first nine months of 2012. The change in fair value related to new policies acquired during the three and nine month periods ended September 30, 2012 was $3,410,000 and $5,042,000 respectively. Revenue recognized from the change in fair value of our life insurance policies, net of premiums and carrying costs, was $3,579,000 for the first nine months of 2011.  The change in fair value related to new policies acquired during the three and nine month periods ended September 30, 2011 was $1,066,000 and $10,097,000 respectively. In each case, the increases in fair value were due to changes in the discount rates we use to calculate the net present value of cash flows expected from our portfolio of life insurance policies, change in fair value of policies acquired during the period, and aging of the policies. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the portfolio would require. The discount rate used to estimate the fair value of the life insurance policies we own was 13.29% as of September 30, 2012, compared to 13.39% for the same date in 2011. The carrying value of policies acquired during each quarterly reporting period are adjusted to their current value using the fair value discount rate applied to the portfolio as of that reporting date.

Expenses. Interest expense, including amortization of the deferred financing costs, was $2,803,000 for the third quarter of 2012 and $7,621,000 for the nine months ended September 30, 2012, $2,831,000 for the third quarter of 2011 and $6,142,000 for the nine months ended September 30, 2011. Year to date interest expense for the first nine months of 2012 has increased $1,479,000 compared to the same period in 2011. The increase in interest expense was an increase in dividend expense from $45,000 for the nine months ended September 30, 2011, compared to $1,654,000 for the same period in 2012.  Selling, general, and administrative expenses were $1,391,000, and $1,122,000 for the third quarter of 2012 and 2011, respectively; an increase of $269,000. Selling, general, and administrative expenses were $4,552,000, and $6,541,000 for the first nine months of 2012 and 2011, respectively; a decrease of $1,989,000.  This decrease is mostly due to $3,595,000 one time investment banking fee paid in the third quarter of 2011 less increase in compensation, printing, travel and marketing costs during 2012.

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

Income tax expense was $104,000 for the nine months ended September 30, 2012. The effective tax rate for the nine months ended September 30, 2012, was 5.6%, compared to a pro-forma rate of 39.3% for the nine months ended September 30, 2011. In 2012 there is a significant permanent difference between income before income taxes and taxable income. This permanent difference results from the inclusion of convertible redeemable preferred stock dividends as an interest expense, however the dividends are not deductable for income tax reporting purposes. The dividends charged to interest expense were $675,000 and $1,654,000 for the three and nine months ended September 30, 2012, respectively. Excluding the impact of the dividends and other permanent differences, the effective tax rate for the three and nine months ended September 30, 2012 would have been 39.0% and 40.4% respectively.

The most significant temporary difference between GAAP net income and tax net income are the treatment of interest costs. premium payments and revenue recognition on the portfolio of life insurance policies.

Liquidity and Capital Resources

Historically, we have funded our operational expenditures for the management of our business primarily through origination fees derived from the purchase of life insurance policies, and we have funded the acquisition, servicing and financing of our life insurance policy portfolio through various forms of debt financing.

The intercompany origination fee we charge is generally one to four percent of the face value of a life insurance policy’s benefit and is charged and received by us when we acquire the related policy.  The origination fee we charge is calculated into the total purchase price we pay for a life insurance policy, but is a separate transaction that is not netted against the purchase price we pay to a seller of an insurance policy. During the nine months ended September 30, 2012, we generated cash flows of $1,185,000 from origination fees. Profit from intra-company origination fees for life insurance policies retained by the Company are eliminated from our consolidated statements of operations. As such, the origination fees collected under our life insurance policy financing arrangements are reflected in our consolidated statements of cash flows as cash flows from financing activities as they are paid in the form of borrowings used to finance the acquisition. Our revolving bank line allows GWG DLP Funding II to borrow the funds necessary to pay origination fees to GWG Life Settlements, LLC. Our borrowing agreements allow us to use net proceeds of the renewable secured debentures for policy acquisition, which includes origination fees. If the policy acquisition is not financed, no fees are included in the consolidated cash flows.  See “—Cash Flows” below for further information. We determine the purchase price of life insurance policies in accordance with ASC 325-30, Investments in Insurance Contracts, using the fair value method. Under the fair value method, the initial investment is recorded at the transaction price.  Since the origination fees are paid from a wholly owned subsidiary to the parent company, these fees are not included in the transaction price for our GAAP financial statements. For further discussion on our accounting policies for life settlements, please refer to note 1 to our consolidated financial statements.

We finance our business through a combination of policy benefit revenues, origination fees, equity offerings, debt offerings, and a credit facility. We use our debt offerings and credit facility primarily for policy acquisition, policy servicing and portfolio related financing expenditures.

As of September 30, 2012, we had approximately $30.6 million in combined available cash and available borrowing base surplus capacity under our revolving credit facility for the purpose of purchasing additional life insurance policies, paying premiums on existing policies, paying portfolio servicing expenses, and paying principal and interest on our outstanding financing obligations.

In September 2012, we concluded a Series A preferred stock offering, receiving $24.6 million in subscriptions for our Series A preferred stock. These subscriptions consisted of $13.8 million in conversions of outstanding Series I subsidiary secured notes and $10.8 million of new investments. We have used the proceeds from the sale of our Series A preferred stock, together with the origination fees we received to purchase and finance our life insurance policies and fund our operational expenditures.

In June 2011, we registered a $250.0 million debt offering (“Renewable Secured Debentures”) with the SEC which became effective on January 31, 2012. As of September 30, 2012, we had received $32.7 million in subscriptions for our Renewable Secured Debentures. Subsequent to September 30, 2012, we received approximately an additional $9.3 million in subscriptions for our Renewable Secured Debentures.  Additionally, our wholly owned subsidiary, GWG Life Settlements, LLC, or GWG Life, issued Series I secured notes (referred to as “Series I subsidiary secured notes”) beginning in November 2009 on a private placement basis to accredited investors only. As of September 30, 2012, we had approximately $40.0 million in principal amount of Series I subsidiary secured notes outstanding.  The Renewable Secured Debentures and Series I subsidiary secured notes are secured by all our assets, and are subordinate to our revolving credit facility with Autobahn/DZ Bank.  The Renewable Secured Debentures and Series I subsidiary secured notes are pari-pasu with respect our assets pursuant to an inter-creditor agreement. (see notes 7 and 8 to our consolidated financial statements).

We maintain a $100 million revolving credit facility with Autobahn/DZ Bank through our wholly owned subsidiary GWG DLP Funding II, or DLP Funding II. As of September 30, 2012, we had $66.0 million outstanding under the revolving credit facility and maintained an available borrowing base surplus $12.28 million. (see note 6 to our consolidated financial statements).

We expect to meet our ongoing operational capital needs through a combination of origination fees, unsecured working capital loans, and proceeds from financing transactions. We expect to meet our policy acquisition, servicing, and financing capital needs principally from the receipt of insurance benefit payments on our portfolio of life insurance policies, net proceeds from our offering of Renewable Secured Debentures, and from our revolving credit facility. Because we only receive origination fees when we purchase a policy, our receipt of those fees is contingent upon our consummation of policy purchases, which is, in turn, contingent upon our receipt of external funding. Despite recent adverse capital market conditions, including a prolonged credit crisis, we demonstrated continued access to credit and financing markets.  Furthermore, we expect to begin receiving insurance benefit payments on our portfolio of life insurance policies as the average age of the insureds increase and mortality events occur over time—beginning in 2015 and steadily increasing until 2018. As a result of the foregoing, we estimate that our liquidity and capital resources are sufficient for our current and projected financial needs. Nevertheless, if we are unable to continue our debenture offering for any reason, and we are unable to obtain capital from other sources, we expect that our business would be materially and adversely affected as we are staffed and organized to support a larger portfolio of life insurance policies than we currently own. In addition, our business would be materially and adversely affected if we did not receive the policy benefits we forecast and if holders of our subsidiary secured notes failed to renew those notes with the frequency we have historically experienced. In such a case, we could be forced to sell our investments in life insurance policies, in order to service or satisfy our debt-related obligations and continue to pay policy premiums.

Capital expenditures have historically not been material and we do not anticipate making material capital expenditures in 2012 or beyond.

Debt Financings Summary

We had the following outstanding debt balances as of September 30, 2012:

Issuer/Borrower	Principal Amount Outstanding at September 30, 2012	Weighted Average Interest Rate
GWG Holdings, Inc. - Renewable Secured Debentures	$32,685,000	7.58%
GWG Life Settlements, LLC -Series I Notes, secured	40,025,000	8.20%
GWG DLP Funding II, LLC - Revolving credit facility	66,000,000	2.13%
Total	$138,710,000	5.16%

Our total credit facility and other indebtedness balance as of September 30, 2012 was $138,710,000. The total outstanding face amount under our subsidiary secured notes outstanding at September 30, 2012 was $40,025,000, less unamortized selling costs of $803,000, resulting in a carrying amount of $39,222,000.  The total outstanding face amount of Renewable Secured Debentures outstanding at September 30, 2012 was $32,685,000 plus $1,007,000 of unpapered receipts, less unamortized selling costs of $1,580,000, resulting in a carrying amount of $32,112,000. Financing was used to purchase and maintain our portfolio of life insurance policies. The fair value of our investments in life insurance policies of $147,829,000 plus our cash balance of $18,264,000 and our restricted cash balance of $1,424,000, totaled $167,517,000, representing an excess of portfolio assets over secured indebtedness of $28,807,000 at September 30, 2012. The renewable secured debentures and Series I secured notes are secured by all our assets, and are subordinate to our revolving credit facility with Autobahn/DZ Bank.  The renewable secured debentures and Series I secured notes are pari passu with respect to shared collateral pursuant to an inter-creditor agreement.

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

Year	Premiums And Servicing
2012	$4,425,000
2013	17,066,000
2014	18,285,000
2015	19,673,000
2016	21,286,000
Total	$80,735,000

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

2012 (remaining)	$18,318
2013	$74,752
2014	$78,452
2015	$53,288
Total	$224,810

Credit Risk

We review the credit risk associated with our portfolio of life insurance policies when estimating its fair value. In evaluating the policies’ credit risk we consider insurance company solvency, credit risk indicators, economic conditions, ongoing credit evaluations, and company positions. We attempt to manage our credit risk related to life insurance policies typically by purchasing policies issued only from companies with an investment grade credit rating by either Standard & Poor’s, Moody’s, or A.M. Best Company.  As of September 30, 2012, 91.33% of our life insurance policies were issued by companies rated “A” or better by Standard & Poor’s. Our overall credit risk is subject to rapid changes that may be unforeseen and could result in immediate increased losses and material adjustments to the fair value of our portfolio of life insurance policies.

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

Non-GAAP Financial Measures

We use non-GAAP financial measures when evaluating our financial results, for planning and forecasting purposes, and for maintaining compliance with covenants contained in our borrowing agreements. Non-GAAP financial measures disclosed by management are provided as additional information to investors in order to provide them with an alternative method for assessing our financial condition and operating results. These non-GAAP financial measures are not in accordance with GAAP and may be different from non-GAAP measures used by other companies, including other companies within our industry.  This presentation of non-GAAP financial information is not meant to be considered in isolation or as a substitute for comparable amounts prepared in accordance with GAAP. See the notes to our consolidated financial statements and our audited financial statements contained within our Special Financial Report on Form 10-K.

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

GAAP-based fair value requires us to mark-to-market our investments in life insurance policies, which by its nature, is based upon a Level 3 analysis based on inputs that are unobservable.  As a result, this accounting treatment imports financial market volatility and subjective inputs into our financial reporting. We believe this type of accounting reporting is at odds with one of the key attractions for purchasing life insurance policies: The non-correlated nature of the returns to be derived from such policies. Therefore, in contrast to a GAAP-based fair valuation, we seek to measure the accrual of the actuarial gain occurring within life insurance policies at their expected internal rate of return based on statistical mortality probabilities for an insured (using primarily the insured’s age, sex and smoking status). The expected internal rate of return tracks actuarial gain occurring within the policies according to a mortality table as the insureds’ ageincreases.  By comparing the actuarial gain accruing within our life insurance policies against our costs during the same period, we can estimate, manage and evaluate the overall financial profitability of our business without regard to mark-to-market volatility. We use this information to balance our life insurance policy purchasing and manage our capital structure, including the issuance of debt and utilization of our other sources of capital, and to monitor our compliance with borrowing covenants. We believe that these non-GAAP financial measures provide information that is useful for investors to understand period-over-period operating results separate and apart from fair value items that may, or could, have a disproportionately positive or negative impact on results in any particular period.

Our revolving credit facility requires us to maintain an “excess spread,” which is the difference between (i) the weighted average of our expected internal rate of return of our portfolio of life insurance policies and (ii) the weighted average of our credit facility’s interest rate. In addition, our credit facility requires us to maintain a “tangible net worth” and “positive net income” each of which are calculated on an adjusted non-GAAP basis on the method described above, without regard to GAAP-based fair value measures.

Adjusted Non-GAAP Net Income.  Our credit facility requires us to maintain a positive net income calculated on an adjusted non-GAAP basis. We calculate the adjusted net income by recognizing the  actuarial gain accruing within our life insurance policies at the expected internal rate of return of the policies we own without regard to fair value.  We net this actuarial gain against our costs during the same period to calculate our net income on a non-GAAP basis.

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
GAAP net income	$(113,000)	$(2,266,000)	$(1,964,000)	$(854,000)
Unrealized fair value gain (1)	(8,882,000)	(3,363,000)	(18,249,000)	(13,657,000)
Adjusted cost basis increase (2)	6,475,000	2,541,000	17,784,000	6,947,000
Accrual of unrealized actuarial gain (3)	4,598,000	3,655,000	12,437,000	9,515,000
Total adjusted non-GAAP income (4)	$2,078,000	$567,000	$10,008,000	$1,951,000

(1)	Reversal of unrealized fair value gain of life insurance policies for current period.
(2)	Adjusted cost basis is increased to include those acquisition and servicing expenses which are not capitalized by GAAP.
(3)	Accrual of actuarial gain at expected internal rate of return based on investment cost basis for the period.
(4)	We must maintain a positive consolidated net income, calculated on a non-GAAP basis, to maintain compliance with our revolving credit facility with DZ Bank/Autobahn.

Below is a full non-GAAP statement of operations in the form that we prepare and use internally to assess our performance, and that we provide to Autobahn/DZ Bank in satisfaction of certain covenants under our revolving credit facility.

Non-GAAP statement of operations:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Income
Investments in life settlement contracts (Unrealized)	4,598,000	3,655,000	12,437,000	9,515,000
Investments in life settlement contracts (Realized)	-	494,000	4,083,000	494,000
Origination fees and other income	654,000	419,000	1,142,000	2,445,000
Total Income	5,252,000	4,568,000	17,662,000	12,454,000

Expenses
Operations	1,572,000	3,390,000	6,246,000	5,312,000
Facility, Series I Notes and debentures marketing and deferred financing costs	394,000	596,000	1,304,000	1,379,000
Total Expenses	1,966,000	3,986,000	7,550,000	6,691,000
Net income before tax	3,286,000	582,000	10,112,000	5,763,000

Income tax expense	1,208,000	15,000	104,000	3,812,000

Net Income (loss)	2,078,000	567,000	10,008,000	1,951,000

Income per share
Basic	$0.21	$0.06	$1.00	$0.21
Diluted	$0.13	$0.06	$0.68	$0.21

Weighted average shares outstanding
Basic	9,989,000	9,870,750	9,989,000	9,293,440
Diluted	15,728,143	9,986,554	14,681,388	9,332,410

Adjusted Non-GAAP Tangible Net Worth.  Our revolving credit facility requires us to maintain a tangible net worth in excess of $5 million calculated on an adjusted non-GAAP basis.  We calculate the adjusted tangible net worth by recognizing the actuarial gain accruing within our life insurance policies at the expected internal rate of return of the policies we own without regard to fair value.  We net this actuarial gain against our costs during the same period to calculate our tangible net worth on a non-GAAP basis.

	As of September 30, 2012	As of December 31, 2011
GAAP net worth (1)	$21,542,000	$13,610,000
Less intangible assets	(2,601,000)	(1,648,000)
GAAP tangible net worth	18,941,000	11,962,000
Unrealized fair value gain (2)	(65,799,000)	(24,960,000)
Adjusted cost basis increase (3)	59,385,000	19,298,000
Accrual of unrealized actuarial gain (4)	35,487,000	23,050,000
Total adjusted non-GAAP tangible net worth (5)	$48,014,000	$29,350,000

(1)	Includes termination of redeemable member’s interest prior to corporate conversion and preferred stock classified as temporary equity.
(2)	Reversal of cumulative unrealized fair value gain or loss of life insurance policies.
(3)	Adjusted cost basis is increased by acquisition and servicing expenses which are not capitalized under GAAP.
(4)	Accrual of cumulative actuarial gain at expected internal rate of return based on investment cost basis.
(5)	We must maintain a total adjusted non-GAAP tangible net worth of $5 million to maintain compliance with our revolving credit facility with DZ Bank/Autobahn.

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

	As of September 30, 2012	As of December 31, 2011
Weighted-average expected IRR (1)	13.94%	14.06%
Weighted-average revolving credit facility interest rate (2)	2.13%	2.25%
Excess spread (3)	11.81%	11.81%
Total weighted-average interest rate on indebtedness for borrowed money (4)	5.16%	4.86%
Total excess spread	8.78%	9.20%

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

	As of September 30, 2012	As of December 31, 2011
GAAP fair value	$147,829,000	$122,169,000
Unrealized fair value gain (A)	(65,799,000)	(24,960,000)
Adjusted cost basis increase (B)	59,385,000	19,298,000
Investment cost basis (C)	$141,415,000	$116,507,000

(A)	This represents the reversal of cumulative unrealized GAAP fair value gain of life insurance policies.
(B)	Adjusted cost basis is increased to include those acquisition and servicing expenses that are not capitalized by GAAP.
(C)	This is the full cash investment cost basis in life insurance policies from which our expected internal rate of return is calculated.

(2)	This is the weighted-average revolving credit relating to our revolving credit facility interest rate as of the measurement date.
(3)	We must maintain an excess spread of 2.00% relating to our revolving credit facility to maintain compliance under such facility.
(4)	Represents the weighted-average interest rate paid on all outstanding indebtedness as of measurement date, determined as follows:

Outstanding Indebtedness	As of September 30, 2012	As of December 31, 2011
Revolving credit facility	$66,000,000	$60,000,000
Subsidiary secured notes	40,025,000	49,332,000
Renewable secured debentures	32,685,000	-
Total	$138,710,000	$109,332,000

Interest Rates on Indebtedness:
Revolving credit facility	2.13%	2.25%
Subsidiary secured notes	8.20%	8.04%
Renewable secured debentures	7.58%	N/A
Weighted-average interest rates on indebtedness	5.16%	4.86%

ITEM 4.	CONTROLS AND PROCEDURES.

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

As of September 30, 2012, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

From January 1, 2012 through September 30, 2012, the Company sold 1,419,939 shares of Series A preferred stock for an aggregate of $10,649,542 (i.e., $7.50 per share), and issued related three-year warrants to purchase up to 831,908 shares of Company common stock at an exercise price of $6.25 per share. Of this aggregate purchase price, $6,287,375 was received in cash and $4,362,167 was received upon surrender of earlier issued Series I subsidiary secured notes (including principal and interest). In addition, 58,267 shares of Series A preferred stock were issued as stock dividends. The Company paid aggregate placement commissions of approximately $1,050,632 and issued warrants to brokers valued at approximately $340,328 in connection with the sale of the Series A preferred stock. The Company offered and sold the Series A preferred stock solely to accredited investors and, as a result, offered and sold these securities in reliance on the exemption available under Rule 506 and Section 4(5) of the Securities Act of 1933.

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

The registration statement covers up to $250 million in principal amount of debentures. From January 31, 2012 through September 30, 2012, we sold a total of $32,684,529 in principal amount of debentures, and incurred associated underwriting commissions, and expenses paid or payable to underwriters in the amount of $1,762,424 of which $182,410 was amortized. We have an un-papered receipt of $1,007,755 resulting in net proceeds of $32,112,270. None of the payments for offering expenses were directly or indirectly made to directors or officers (or their associates) of the Company, affiliates of the Company, or to persons owning 10% or more of any class of equity securities of the Company.

The net proceeds from the offering were used by the Company to acquire additional life insurance policies, as indicated in the prospectus for the offering. No net proceeds were used for direct or indirect payments to directors or officers (or their associates) of the Company, affiliates of the Company, or to persons owning 10% or more of any class of equity securities of the Company.

ITEM 6.	EXHIBITS

Exhibit
31.1	Section 302 Certification of the Chief Executive Officer (filed herewith).
31.2	Section 302 Certification of the Chief Financial Officer (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.1	Letter from Model Actuarial Pricing Systems, dated October 12, 2012 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GWG HOLDINGS, INC.

Date: November 14, 2012	By:	/s/ Jon R. Sabes
Chief Executive Officer

Date: November 14, 2012	By:	/s/ Jon Gangelhoff
Chief Financial Officer