Form 10-K
period 2012-12-31
GWG Holdings, Inc.
filed 2013-04-01
CIK 1522690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
________________________

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from _________ to ________

Commission File Number:  None
________________________

GWG HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-2222607
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 South Sixth Street, Suite 1200
Minneapolis, MN  55402
(Address of principal executive offices, including zip code)

(612) 746-1944
(Registrant’s telephone number, including area code)
________________________

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None
________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of March 29, 2013, GWG Holdings, Inc. had 9,989,000 shares of common stock outstanding.

GWG HOLDINGS, INC.

Index to Form 10-K
for the Fiscal Year Ended December 31, 2012

PART I

ITEM 1.	BUSINESS.

Overview

GWG Holdings, Inc., through its subsidiaries, purchases life insurance policies sold in the secondary marketplace. Our objective is to earn returns from the purchased life insurance policies that are greater than the costs necessary to purchase, finance and service those policies to their maturity. GWG Holdings and its subsidiaries finance the acquisition of life insurance policies and pay premiums through funds available on its credit facility and proceeds from the issuance of debt and equity securities, as well as from revenues from life insurance policy benefits received.

Our business was organized in February 2006. As a parent holding company, GWG Holdings was incorporated on March 19, 2008, as a limited liability company.  On June 10, 2011, GWG Holdings converted from a Delaware limited liability company to a Delaware corporation through the filing of statutory articles of conversion. In connection with the conversion, each class of limited liability company membership interests in GWG Holdings, LLC was converted into shares of common stock of GWG Holdings, Inc.

GWG Holdings, Inc. and subsidiaries, located in Minneapolis, Minnesota, facilitates the purchase of life insurance policies for its own investment portfolio through its wholly owned subsidiary, GWG Life Settlements, LLC (GWG Life), and its subsidiaries, GWG Trust (Trust), GWG DLP Funding II, LLC (DLP II) and its wholly owned subsidiary, GWG DLP Master Trust II (the Trust II). Our wholly owned subsidiary, GWG Broker Services, LLC (Broker Services), was formed to earn fees for brokering policy transactions between market participants.  All of these entities are legally organized in Delaware. Unless the context otherwise requires or we specifically so indicate, all references in this report to "we", "us", "our", "our Company", "GWG", or the "Company" refer to these entities collectively.

Market

According to the American Council of Life Insurers Fact Book 2011 (ACLI), individuals owned over $10.48 trillion of face value of life insurance policies in the United States in 2010. This figure includes all types of policies, including term and permanent insurance known as whole life, universal life, variable life, and variable universal life. The secondary market for life insurance has developed around individuals aged 65 years or older owning either permanent insurance or term insurance convertible into permanent insurance. According to the ACLI, the average annual lapse rate and surrender rate of life insurance policies for the ten years ending 2010 was 7.2%, or over $712 billion in face value of policy benefits in 2010 alone.  These figures do not include group-owned life insurance, such as employer-provided life insurance, whose market totals over $7.83 trillion of face value of life insurance policies in the United States in 2010, and whose policies exhibit similar lapse and surrender rates according to the ACLI.

Owners of life insurance policies generally allow them to lapse or surrender the policies for a variety of reasons, including: (i) unrealistic original earnings assumptions made when the policy was purchased, combined with higher premium payments later in the term of the policy than initially forecasted; (ii) increasing premium payment obligations as the insured ages; (iii) changes in financial status or outlook which cause the insured to no longer require life insurance; (iv) other financial needs that make the insurance unaffordable; or (v) a desire to maximize the policy’s investment value. Rather than allowing a policy to lapse as worthless, or surrendering a life insurance policy at a fraction of its inherent value, the sale of a life insurance policy in the secondary market can bring significant value to the policy owner.  The life insurance secondary market often pays policy sellers amounts ranging from two to ten times the surrender value that would otherwise be offered by the insurance carrier.

The market opportunity for selling and purchasing life insurance policies in the secondary market is relatively new. According to Conning Research & Consulting (Conning), the secondary market for life insurance policies grew from $2 billion in 2002 to over $12 billion in face value of life insurance policy benefits purchased in 2008. Since the credit crisis of 2008, capital has been slow to regain momentum and the market for policies sold in the secondary market is estimated to have returned to $2 billion in face value in 2011, states Conning.  Meanwhile, Conning reports that the fundamental appeal of the secondary market for life insurances remains that policy holders are offered value-added benefits and investors are offered assets with low correlation to equity markets and competitive returns.  Conning concludes that, given the current economic condition and investor sentiment, demand for life settlements may increase, and the market’s largest growth will likely come from companies which attract capital for those assets.

The rapidly aging population of individuals aged 65 years and older in United States supports our market opportunity. According to the United States Census Bureau (Bureau) the population age 65 and older is expected to more than double between 2012 and 2060, from 43.1 million to 92.0 million. With the increase in the number of the “oldest old” being even more dramatic — those 85 and older are projected to more than triple from 5.9 million to 18.2 million, reaching 4.3 percent of the total population states the Bureau.  Research published by Natixis Global Asset Management (NGAM) reports that retirees will be required to finance a larger portion of their retirement as the government’s ability to support them fades. Recently, legislation in two states has been proposed or adopted requiring the sale of one’s life insurance policy before becoming Medicaid eligible. Moreover, NGAM states that the economic downturn has taken a major toll on retirement savings, that a $6.6 trillion retirement savings deficit exists, and that a majority of individuals are on a path that will leave them financially unprepared for retirement.

To participate in the market opportunity, we have spent and intend to continue to spend significant resources: (i) developing a robust operational platform and systems for purchasing and servicing life insurance policies; (ii) obtaining requisite licensure to purchase life insurance in the secondary market; (iii) developing financing resources for purchasing and servicing life insurance policies; (iv) recruiting and developing a professional management team; (v) establishing origination relationships for purchasing life insurance policies in the secondary market; and (vi) developing a financing strategy to participate in this business sector.  We believe that the recent implementation of our financing strategy, Renewable Secured Debentures (Sometimes simply referred to in this report as our "debentures"), offers us a unique opportunity to attract capital and lead the future development of the life insurance secondary market.

Our Business Model

We generally purchase life insurance policies through secondary market transactions directly from the policy owner who originally purchased the life insurance in the primary market. Historically, we have purchased policies in the secondary market through a network of life insurance agents, life insurance brokers, and licensed providers who assist policy owners in accessing the secondary market.

Before we purchase a life insurance policy, we conduct an underwriting review that includes obtaining life expectancy estimates on each insured from third party medical actuarial firms. We base our life expectancy estimates on the average of those two estimates. In the case of small face policies, which we define as life insurance policies with less than $250,000 in a face value of policy benefits, we may choose not to obtain life expectancies from third party medical actuarial firms, but rather use standard mortality tables to develop our own life expectancy of an insured. The policies we purchase are universal life insurance policies issued by rated life insurance companies. Universal life insurance is a type of permanent life insurance in which premium payments above the cost of insurance are credited to the “cash value” of the policy. The cash value is credited each month with interest based on the terms of the insurance policy agreement. If a universal life insurance policy were to lapse, the insured or other owner of the policy would nonetheless have a right to receive the cash value of the policy. Universal life insurance is different from “term” life insurance in that “term” life insurance does not have a cash value associated with it. We seek to purchase life insurance policies issued by rated life insurance companies with investment grade credit ratings by Standard & Poor’s (AAA through BBB), Moody’s (Aaa through Baa3), or A.M. Best Company (aaa through bbb). As of December 31, 2012, over 89.8% of life insurance policies in our portfolio were issued by companies rated “A” or better under Standard & Poor’s rating system.

The price we are willing to pay for the policy in the secondary market is primarily a function of: (i) the policy’s face value; (ii) the life expectancy of the individual insured by the policy; (iii) the premiums expected to be paid over the life of the insured; (iv) market competition from other purchasers; and (v) the particular underwriting characteristics of the policy, relative to the design and build of our portfolio of life insurance policies.

We seek to earn profits by purchasing policies at discounts to the face value of the insurance benefit. We purchase policies at discounts that are expected to exceed the costs necessary to pay premiums and financing and servicing costs through the date of the insured’s mortality. We rely on the actuarial life expectancy assumptions to estimate the expected mortality of the insureds within our portfolio. We seek to finance our life insurance policy purchases and payment of premiums and financing costs, until we receive policy benefits, through the sale of the Renewable Secured Debentures and the use of our revolving line of credit. In the past, we have also relied on the sale of our Series A Preferred stock and of our secured notes issued by our subsidiary GWG Life Settlements, LLC.

We believe the socio-economic and demographic trends strongly support the long-term development of our market opportunity and that our business model provides significant advantages to both owners of life insurance policies and investors. For owners of life insurance, selling in the secondary market often provides significant value over that offered by the insurance carrier.  For investors our earnings from life insurance policies are not correlated to traditional markets such as real estate, equity markets, fixed income markets, currency or commodities. We believe that by acquiring a large portfolio of well diversified life insurance policies will offer value to both owners of life insurance and investors seeking returns derived from non-correlated assets.  We believe our financing strategy of offering Renewable Secured Debentures positions us as a leader in the secondary market of life insurance.

We have built our business with what we believe to be the following competitive strengths:

●
Industry Experience: We have actively participated in the development of the secondary market of life insurance as a principal purchaser and financier since 2006. Our position within the marketplace has allowed us to evaluate over 30,000 life insurance policies for possible purchase, thereby gaining a deep understanding of the variety of issues involved when purchasing life insurance policies in the secondary market. We have participated in the leadership of various industry associations and forums, including the Life Insurance Settlement Association and the Insurance Studies Institute. Our experience gives us the confidence in building a portfolio of life insurance policies that will perform to our expectations.

●
Operational Platform: We have built an operational platform and systems for efficiently tracking, processing, and servicing life insurance policies that we believe provide competitive advantages when purchasing policies in the secondary marketplace, and servicing the policies once acquired.

●
Origination and Underwriting Practices: We seek to purchase life insurance policies that meet published guidelines on what policies would be accepted in a rated securitization. We purchase only permanent life insurance policies we consider to be non-contestable and that meet stringent underwriting criteria and reviews. A life insurance policy is considered “non-contestable” once applicable state law prohibits the insurer from challenging the validity of the policy due to fraud. In this regard, state non-contestability laws generally require a period of one to two years to elapse after the initial issuance of the policy before that policy is considered non-contestable under state law. Non-contestability laws do not, however, prevent an insurer from challenging the validity of a policy procured by fraud for lack of an insurable interest (such as is the case with stranger-originated life insurance policies).

●
Origination Relationships: We have established origination relationships with over 300 life insurance policy brokers and insurance agents who submit policies for our purchase or financing. Our referral base knows our underwriting standards for purchasing life insurance policies in the secondary market, which provides confidence in our bidding and closing process and streamlines our own due-diligence process.

●
Life Expectancy Methodology: We generally rely on at least two life expectancy reports from independent third-party medical actuary underwriting firms such as 21st Services, AVS Underwriting, Fasano Associates, and ISC Services to develop our life expectancy estimate.

●
Pricing Software and Methodology: We use actuarial pricing methodologies and software tools that are built and supported by leading independent actuarial service firms such as Modeling Actuarial Pricing Systems, Inc. (“MAPS”) for calculating our expected returns.

●
Diversified Funding: We have actively developed diversified sources for accessing capital markets in support of our buy and hold strategy for our portfolio of life insurance policies, ranging from institutional bank financing and global capital markets, to a network of broker-dealers registered with the Financial Industry Regulatory Authority (“FINRA”) who have participated in our subsidiary secured notes financing.

On the other hand, our business involves a number of challenges and risks described in more detail elsewhere in this report, including the following:

●	Relatively New Market: The purchase and ownership of life insurance policies acquired in the secondary market is a relatively new and evolving market. Our ability to source and purchase life insurance policies at attractive discounts materially depends on the continued development of the secondary market for life insurance. This includes the solvency of life insurance companies to pay the face value of the life insurance benefits, the accuracy of mortality assumptions, and other factors beyond our control.

●	Assumptions About Valuation of Our Assets: The valuation of our portfolio of life insurance policies, which is the principal asset on our balance sheet, requires us to make material assumptions that may ultimately prove to be incorrect. These assumptions include appropriate discount rates, cash flow projections, and actuarial life expectancies, which may not prove to be accurate.

●	Ability to Expand Our Portfolio: Our business model relies on achieving actual results that are in line with the results we expect to attain from our investments in life insurance policy assets. In this regard, we believe that the larger portfolio of life insurance policies we own, the greater likelihood we will achieve actuarial results that match our expected results. Although we plan to expand the number of life insurance policies we own using proceeds raised from the sale of our Renewable Secured Debentures, we may be unable to meet this goal. And, even if we attain the goal, we may not achieve the actuarial results we expect.

●	Reliance on Financing: We have chosen to finance our business almost entirely through the issuance of debt, including the sale of Renewable Secured Debentures, Series I subsidiary secured notes, and a senior revolving credit facility. Our business model expects that we will have continued access to financing in order to purchase a large and diversified portfolio of life insurance policies, pay the attendant premiums and servicing costs of maintaining the portfolio. Our strategy is to build a profitable and larger portfolio of policies that is diversified in terms of insurance carriers and the medical conditions of insureds. We believe that diversification among insurers and medical conditions will lower our overall exposure risk, and that a larger number of policies (diversification in overall number) will provide our portfolio with greater actuarial stability. We will be required to rely on our access to financing until such time we experience a significant amount of mortality within our portfolio and begin receiving revenues from the receipt of insurance policy benefits.

●	Risk of Investment in Life Insurance Policies: Our investments in life insurance policies have inherent risks, including fraud and legal challenges to the validity of the policies, as well as the possibility of misleading information provided by the seller of the policy.

●	Effects of Regulation: Our business is subject to state regulation. Changes in state laws and regulations governing our business, or changes in the interpretation of such laws and regulations, could negatively affect our business.

Our Portfolio

Our portfolio of life insurance policies, owned by our subsidiaries as of December 31, 2012, is summarized and set forth below:

Life Insurance Portfolio Summary

Total portfolio face value of policy benefits	$572,246,000
Average face value per policy	$2,712,000
Average face value per insured life	$2,950,000
Average age of insured (yrs.) *	81.3
Average life expectancy estimate (yrs.) *	7.63
Total number of policies	211
Demographics	64% Males; 36% Females
Number of smokers	No insureds are smokers
Largest policy as % of total portfolio	1.75%
Average policy as % of total portfolio	0.47%
Average Annual Premium as % of face value	3.27%

*  Averages presented in the table are weighted averages.

Our portfolio of life insurance policies, owned by our subsidiaries as of December 31, 2012, organized by the insured’s current age and the associated policy benefits, is summarized as set forth below:

Distribution of Policy Benefits by Current Age of Insured

Min Age	Max Age	Policy Benefits	Distribution
65	69	$1,157,000	0.20%
70	74	41,550,000	7.26%
75	79	154,211,000	26.95%
80	84	202,846,000	35.45%
85	89	171,482,000	29.97%
90	95	1,000,000	0.17%
Total		$572,246,000	100.00%

Our portfolio of life insurance policies, owned by our subsidiaries as of December 31, 2012, organized by the insured’s current age and number of policies owned, is summarized as set forth below:

Distribution of Policies by Current Age of Insured

Min Age	Max Age	Policies	Distribution
65	69	3	1.42%
70	74	14	6.64%
75	79	52	24.65%
80	84	79	37.44%
85	89	62	29.38%
90	95	1	0.47%
Total		211	100.00%

Our portfolio of life insurance policies, owned by our subsidiaries as of December 31, 2012, organized by the insured’s estimated life expectancy and associated policy benefits, is summarized as set forth below:

Distribution of Policies by Current Life Expectancies of Insured

Min LE (Months)	Max LE (Months)	Policy Benefits	Distribution
144	168	$15,450,000	2.70%
120	143	88,897,000	15.53%
96	119	158,270,000	27.66%
72	95	159,627,000	27.90%
48	71	125,773,000	21.98%
24	47	24,229,000	4.23%
Total		$572,246,000	100.00%

We track concentrations of pre-existing medical conditions among insured individuals within our portfolio based on information contained in life expectancy reports. We track these medical conditions with ten primary disease categories: (1) cardiovascular, (2) cerebrovascular, (3) dementia, (4) cancer, (5) diabetes, (6) respiratory disease, (7) neurological disorders, (8) other, no disease, or multiple. Our primary disease categories are summary generalizations based on the ICD-9 codes we track on each insured individuals within our portfolio.  ICD-9 codes, published by the World Health Organization, are used worldwide for medical diagnoses and treatment systems, as well as morbidity and mortality statistics. Currently, cardiovascular is the only primary disease category within our portfolio that represents a concentration over 10%.

Our portfolio of life insurance policies, owned by our subsidiaries as of December 31, 2012, organized by the primary disease categories of the insured and associated policy benefits, is summarized as set forth below:

Distribution of Policy Benefits by Primary Disease Category

Primary Disease Category	Policy Benefits	Distribution
Cancer	$31,550,000	5.51%
Cardiovascular	133,063,000	23.27%
Cerebrovascular	34,985,000	6.11%
Dementia	26,886,000	4.70%
Diabetes	35,153,000	6.14%
Multiple	122,710,000	21.44%
Neurological Disorders	12,600,000	2.20%
No Disease	61,485,000	10.74%
Other	75,114,000	13.13%
Respiratory Diseases	38,700,000	6.76%
Total Policy Benefits	$572,246,000	100.00%

The primary disease category represents a general category of impairment. Within the primary disease category, there are a multitude of sub-categorizations defined more specifically by ICD-9 codes. For example, a primary disease category of cardiovascular includes subcategorizations such as atrial fibrillation, heart valve replacement, coronary atherosclerosis, etc. In addition, individuals may have more than one ICD-9 code describing multiple medical conditions within one or more primary disease categories. Where an individual’s ICD-9 codes indicate medical conditions in more than one primary disease categories, we categorize the individual as having multiple primary disease categories. We expect to continue to develop and refine our identification and tracking on the insured individuals medical conditions as we manage our portfolio of life insurance policies.

The complete detail of the portfolio of all life insurance policies, owned by our subsidiaries as of December 31, 2012, organized by the current age of the insured and the associated policy benefits, sex, estimated life expectancy, issuing insurance carrier, and the credit rating of the issuing insurance carrier is set forth below:

Life Insurance Portfolio Detail
(as of December 31, 2012)

Policy Benefits	Sex	Age (1)	LE (2)	Carrier	S&P Rating
$1,000,000	F	90	30.4	American General Life Insurance Company	A+
$2,000,000	F	89	38.2	Pruco Life Insurance Company	AA-
$5,000,000	F	88	77.3	American General Life Insurance Company	A+
$5,000,000	F	88	43.3	John Hancock Life Insurance Company (U.S.A)	AA-
$1,000,000	F	88	31.3	Protective Life Insurance Company	AA-
$5,000,000	M	87	53.3	John Hancock Life Insurance Company (U.S.A)	AA-
$3,500,000	F	87	70.8	John Hancock Life Insurance Company (U.S.A)	AA-
$1,500,000	F	87	73.1	Jefferson-Pilot Life Insurance Company	AA-
$2,500,000	F	87	75.8	AXA Equitable Life Insurance Company	A+
$2,500,000	F	87	75.8	AXA Equitable Life Insurance Company
$3,000,000	F	87	54.8	Jefferson-Pilot Life Insurance Company	AA-
$5,000,000	F	87	74.7	ING Life Insurance and Annuity Company	A-
$5,000,000	F	87	46.5	Lincoln National Life Insurance Company	AA-
$1,203,520	M	87	60.0	Columbus Life Insurance Company	AA+
$1,350,000	F	87	78.1	Jefferson-Pilot Life Insurance Company	AA-
$2,000,000	F	87	43.4	American General Life Insurance Company	A+
$600,000	F	87	73.6	Columbus Life Insurance Company	AA+
$5,000,000	F	86	57.2	Massachusetts Mutual Life Insurance Company	AA+
$2,500,000	F	86	70.6	American General Life Insurance Company	A+
$2,500,000	M	86	61.0	Pacific Life Insurance Company	A+
$5,000,000	M	86	87.1	AXA Equitable Life Insurance Company	A+
$1,000,000	M	86	41.6	Pacific Life Insurance Company	A+
$3,000,000	M	86	41.6	Lincoln National Life Insurance Company	AA-
$1,500,000	M	86	58.7	John Hancock Life Insurance Company (U.S.A)	AA-
$1,500,000	M	86	58.7	John Hancock Life Insurance Company (U.S.A)	AA-
$500,000	M	86	74.0	Lincoln National Life Insurance Company	AA-
$8,985,000	M	86	49.4	Massachusetts Mutual Life Insurance Company	AA+
$715,000	F	86	84.4	Jefferson-Pilot Life Insurance Company	AA-
$2,225,000	F	86	94.4	Transamerica Life Insurance Company	AA-
$3,000,000	F	86	98.7	Massachusetts Mutual Life Insurance Company	AA+
$1,500,000	M	86	54.0	Union Central Life Insurance Company	A+
$3,500,000	F	86	72.7	Lincoln National Life Insurance Company	AA-
$3,000,000	M	86	59.9	American General Life Insurance Company	A+
$500,000	F	85	63.9	Sun Life Assurance Company of Canada (U.S.)	BBB
$3,000,000	M	85	65.1	Transamerica Life Insurance Company	AA-
$4,000,000	F	85	92.9	Transamerica Life Insurance Company	AA-
$1,600,000	F	85	45.9	ING Life Insurance and Annuity Company	A-
$5,000,000	F	85	72.2	Penn Mutual Life Insurance Company	AA-
$1,000,000	M	85	80.4	AXA Equitable Life Insurance Company	A+
$4,785,380	F	85	60.4	John Hancock Life Insurance Company (U.S.A)	AA-
$2,500,000	M	85	72.1	Transamerica Life Insurance Company	AA-

$1,000,000	F	85	62.5	West Coast Life Insurance Company	AA-
$2,000,000	F	85	62.5	West Coast Life Insurance Company	AA-
$1,803,455	F	85	71.8	Metropolitan Life Insurance Company	AA-
$1,529,270	F	85	71.8	Metropolitan Life Insurance Company	AA-
$5,000,000	M	85	62.6	John Hancock Life Insurance Company (U.S.A)	AA-
$800,000	M	85	75.2	National Western Life Insurance Company	A+
$200,000	M	85	64.7	Lincoln Benefit Life Company	A+
$4,445,467	M	85	72.4	Penn Mutual Life Insurance Company	AA-
$7,500,000	M	85	54.4	Jefferson-Pilot Life Insurance Company	AA-
$100,000	M	85	43.1	Protective Life Insurance Company	AA-
$100,000	M	85	43.1	Protective Life Insurance Company	AA-
$100,000	M	85	43.1	Protective Life Insurance Company	AA-
$3,600,000	F	85	95.3	AXA Equitable Life Insurance Company	A+
$2,000,000	M	85	60.6	John Hancock Life Insurance Company (U.S.A)	AA-
$1,000,000	M	84	76.1	John Hancock Life Insurance Company (U.S.A)	AA-
$2,000,000	M	85	76.1	John Hancock Life Insurance Company (U.S.A)	AA-
$5,000,000	M	84	67.1	Jefferson-Pilot Life Insurance Company	AA-
$5,000,000	F	85	55.7	Transamerica Life Insurance Company	AA-
$1,200,000	M	85	95.9	Transamerica Life Insurance Company	AA-
$1,000,000	F	84	112.3	ING Life Insurance and Annuity Company	A-
$3,000,000	M	85	109.1	AXA Equitable Life Insurance Company	A+
$5,570,000	F	85	70.6	ING Life Insurance and Annuity Company	A-
$5,570,000	F	85	70.6	ING Life Insurance and Annuity Company	A-
$1,000,000	F	84	77.7	New York Life Insurance Company	AA+
$8,500,000	M	84	87.1	Massachusetts Mutual Life Insurance Company	AA+
$1,000,000	M	84	58.0	American General Life Insurance Company	A+
$5,000,000	M	85	85.6	Lincoln National Life Insurance Company	AA-
$1,365,000	F	83	113.9	Transamerica Life Insurance Company	AA-
$2,000,000	M	83	87.0	Transamerica Life Insurance Company	AA-
$1,000,000	M	83	66.5	John Hancock Life Insurance Company (U.S.A)	AA-
$2,000,000	M	83	56.4	Jefferson-Pilot Life Insurance Company	AA-
$3,000,000	F	83	119.0	Transamerica Life Insurance Company	AA-
$750,000	M	83	39.2	ING Life Insurance and Annuity Company	A-
$750,000	M	83	39.2	ING Life Insurance and Annuity Company	A-
$1,800,000	M	83	60.2	John Hancock Variable Life Insurance Company	AA-
$2,000,000	M	83	83.6	AXA Equitable Life Insurance Company	A+
$1,750,000	M	83	83.6	AXA Equitable Life Insurance Company	A+
$2,000,000	M	83	49.7	Transamerica Life Insurance Company	AA-
$1,000,000	F	82	102.4	John Hancock Life Insurance Company (U.S.A)	AA-
$1,500,000	M	82	68.1	Transamerica Life Insurance Company	AA-
$1,500,000	F	82	120.8	Lincoln Benefit Life Company	A+
$3,750,000	M	82	99.1	AXA Equitable Life Insurance Company	A+
$4,000,000	M	82	58.0	John Hancock Life Insurance Company (U.S.A)	AA-
$1,000,000	M	82	91.4	John Hancock Life Insurance Company (U.S.A)	AA-
$2,000,000	F	82	106.2	AXA Equitable Life Insurance Company	A+
$2,000,000	F	82	135.6	Lincoln Benefit Life Company	A+
$1,000,000	M	82	91.1	ING Life Insurance and Annuity Company	A-
$3,000,000	F	82	100.4	Sun Life Assurance Company of Canada (U.S.)	BBB

$829,022	F	82	37.7	Hartford Life and Annuity Insurance Company	BBB+
$1,500,000	M	82	78.5	AXA Equitable Life Insurance Company	A+
$5,000,000	M	82	94.4	ING Life Insurance and Annuity Company	A-
$1,500,000	M	82	74.0	ING Life Insurance and Annuity Company	A-
$1,500,000	M	82	74.0	ING Life Insurance and Annuity Company	A-
$2,500,000	F	82	85.1	American General Life Insurance Company	A+
$500,000	M	82	63.0	Genworth Life Insurance Company	A-
$1,000,000	M	82	51.8	John Hancock Life Insurance Company (U.S.A)	AA-
$4,000,000	F	82	65.5	ING Life Insurance and Annuity Company	A-
$5,000,000	F	82	131.4	American General Life Insurance Company	A+
$1,703,959	M	82	83.9	Jefferson-Pilot Life Insurance Company	AA-
$1,000,000	M	82	76.5	Hartford Life and Annuity Insurance Company	BBB+
$3,500,000	F	82	118.8	Lincoln Benefit Life Company	A+
$5,000,000	F	81	120.3	AXA Equitable Life Insurance Company	A+
$6,000,000	F	81	122.2	American General Life Insurance Company	A+
$5,000,000	M	81	82.7	AXA Equitable Life Insurance Company	A+
$500,000	F	81	121.5	AXA Equitable Life Insurance Company	A+
$500,000	M	81	122.2	Metropolitan Life Insurance Company	AA-
$4,200,000	F	81	152.7	Transamerica Life Insurance Company	AA-
$750,000	M	81	117.1	West Coast Life Insurance Company	AA-
$5,000,000	M	81	77.2	Jefferson-Pilot Life Insurance Company	AA-
$2,700,000	M	81	73.2	John Hancock Life Insurance Company (U.S.A)	AA-
$1,500,000	M	81	128.2	Jefferson-Pilot Life Insurance Company	AA-
$3,500,000	F	81	100.5	AXA Equitable Life Insurance Company	A+
$7,600,000	F	81	121.4	Transamerica Life Insurance Company	AA-
$2,000,000	M	81	88.0	Pacific Life Insurance Company	A+
$3,000,000	F	81	64.0	AXA Equitable Life Insurance Company	A+
$10,000,000	F	81	78.4	American National Insurance Company	A+
$500,000	M	81	62.2	West Coast Life Insurance Company	AA-
$5,000,000	M	81	98.4	AXA Equitable Life Insurance Company	A+
$3,500,000	F	80	115.4	Jefferson-Pilot Life Insurance Company	AA-
$1,000,000	M	80	90.6	Lincoln National Life Insurance Company	AA-
$3,000,000	M	80	76.6	U.S. Financial Life Insurance Company	A+
$1,900,000	M	80	68.0	American National Insurance Company	A+
$500,000	M	80	62.2	New York Life Insurance Company	AA+
$500,000	M	80	62.2	New York Life Insurance Company	AA+
$250,000	M	80	52.4	Jackson National Life Insurance Company	AA
$5,000,000	F	80	96.8	Sun Life Assurance Company of Canada (U.S.)	BBB
$750,000	M	80	73.2	John Hancock Life Insurance Company (U.S.A)	AA-
$4,500,000	M	80	81.5	AXA Equitable Life Insurance Company	A+
$1,995,000	F	80	94.9	Transamerica Life Insurance Company	AA-
$4,000,000	M	80	95.1	Jefferson-Pilot Life Insurance Company	AA-
$1,250,000	F	80	98.4	Columbus Life Insurance Company	AA+
$3,500,000	M	80	93.2	AXA Equitable Life Insurance Company	A+
$5,403,000	F	80	117.1	Phoenix Life Insurance Company	BB-
$5,000,000	M	80	85.5	Transamerica Life Insurance Company	AA-
$2,000,000	F	80	112.2	Jefferson-Pilot Life Insurance Company	AA-
$350,000	M	80	76.1	Reassure America Life Insurance Company	AA

$3,000,000	M	80	85.0	Protective Life Insurance Company	AA-
$2,000,000	F	80	128.6	Transamerica Life Insurance Company	AA-
$550,000	M	79	139.4	Genworth Life Insurance Company	A-
$1,500,000	M	80	76.6	Pacific Life Insurance Company	A+
$5,000,000	M	79	65.4	AXA Equitable Life Insurance Company	A+
$10,000,000	M	79	117.4	John Hancock Life Insurance Company (U.S.A)	AA-
$2,000,000	M	80	101.4	Ohio National Life Assurance Corporation	AA
$1,000,000	M	80	101.4	Ohio National Life Assurance Corporation	AA
$7,000,000	M	79	116.3	Genworth Life Insurance Company	A-
$5,000,000	M	78	126.3	AXA Equitable Life Insurance Company	A+
$8,000,000	M	78	107.3	AXA Equitable Life Insurance Company	A+
$1,680,000	F	78	93.7	AXA Equitable Life Insurance Company	A+
$1,250,000	M	78	149.8	Metropolitan Life Insurance Company	AA-
$1,000,000	M	78	120.9	AXA Equitable Life Insurance Company	A+
$1,250,000	F	78	98.5	Principal Life Insurance Company	A+
$1,000,000	M	78	64.6	AXA Equitable Life Insurance Company	A+
$2,000,000	F	78	113.4	Pacific Life Insurance Company	A+
$3,000,000	M	78	116.9	John Hancock Life Insurance Company (U.S.A)	AA-
$2,000,000	M	78	101.0	Jefferson-Pilot Life Insurance Company	AA-
$250,000	M	78	87.5	American General Life Insurance Company	A+
$3,000,000	M	78	137.6	Principal Life Insurance Company	A+
$3,000,000	F	78	120.8	West Coast Life Insurance Company	AA-
$4,000,000	M	77	112.6	Jefferson-Pilot Life Insurance Company	AA-
$5,000,000	M	77	117.2	Principal Life Insurance Company	A+
$5,000,000	M	77	99.1	John Hancock Life Insurance Company (U.S.A)	AA-
$7,000,000	M	77	102.5	Lincoln Benefit Life Company	A+
$130,000	M	77	72.5	Genworth Life Insurance Company	A-
$1,000,000	M	77	147.8	Empire General Life Assurance Corporation	AA-
$4,300,000	F	77	131.1	American National Insurance Company	A+
$2,000,000	F	77	135.8	Transamerica Life Insurance Company	AA-
$5,000,000	M	77	100.4	AXA Equitable Life Insurance Company	A+
$5,000,000	M	77	100.4	AXA Equitable Life Insurance Company	A+
$500,000	M	77	94.1	Transamerica Life Insurance Company	AA-
$5,000,000	M	76	100.6	John Hancock Life Insurance Company (U.S.A)	AA-
$3,601,500	M	76	100.8	Transamerica Life Insurance Company	AA-
$1,000,000	M	76	94.9	Sun Life Assurance Company of Canada (U.S.)	BBB
$5,000,000	M	76	127.8	John Hancock Life Insurance Company (U.S.A)	AA-
$1,009,467	M	76	62.8	John Hancock Life Insurance Company (U.S.A)	AA-
$4,000,000	M	76	95.9	MetLife Investors USA Insurance Company	AA-
$5,000,000	M	76	87.8	John Hancock Life Insurance Company (U.S.A)	AA-
$2,250,000	M	76	84.6	Massachusetts Mutual Life Insurance Company	AA+
$3,750,000	M	76	85.4	AXA Equitable Life Insurance Company	A+
$1,000,000	M	76	114.4	Metropolitan Life Insurance Company	AA-
$750,000	M	76	88.3	Lincoln National Life Insurance Company	AA-
$3,000,000	M	76	119.1	Principal Life Insurance Company	A+
$5,000,000	M	75	113.3	Jefferson-Pilot Life Insurance Company	AA-
$500,000	M	75	82.3	John Hancock Life Insurance Company (U.S.A)	AA-
$1,000,000	M	75	128.9	Metropolitan Life Insurance Company	AA-

$2,500,000	M	75	111.7	Massachusetts Mutual Life Insurance Company	AA+
$2,500,000	M	75	111.7	Massachusetts Mutual Life Insurance Company	AA+
$500,000	F	75	119.6	Columbus Life Insurance Company	AA+
$1,750,000	M	75	88.1	John Hancock Life Insurance Company (U.S.A)	AA-
$5,000,000	M	75	122.0	Transamerica Life Insurance Company	AA-
$2,000,000	F	75	65.4	Transamerica Life Insurance Company	AA-
$2,840,000	M	75	128.6	Transamerica Life Insurance Company	AA-
$750,000	M	75	140.6	U.S. Financial Life Insurance Company	A+
$7,000,000	F	74	167.3	Pacific Life Insurance Company	A+
$600,000	M	75	111.1	Protective Life Insurance Company	AA-
$5,000,000	M	73	61.2	Lincoln Benefit Life Company	A+
$850,000	M	73	93.0	New York Life Insurance Company	AA+
$5,000,000	M	73	97.7	West Coast Life Insurance Company	AA-
$200,000	M	72	128.6	ING Life Insurance and Annuity Company	A-
$8,000,000	M	72	131.7	Metropolitan Life Insurance Company	AA-
$2,000,000	M	72	120.3	U.S. Financial Life Insurance Company	A+
$3,000,000	F	72	141.0	General American Life Insurance Company	AA-
$500,000	M	71	87.2	Midland National Life Insurance Company	A+
$3,000,000	M	71	121.2	AXA Equitable Life Insurance Company	A+
$1,000,000	M	71	118.4	United of Omaha Life Insurance Company	A+
$2,000,000	M	71	151.0	American General Life Insurance Company	A+
$2,500,000	M	70	135.2	American General Life Insurance Company	A+
$1,500,000	M	70	124.4	Metropolitan Life Insurance Company	AA-
$500,000	M	68	118.1	Transamerica Life Insurance Company	AA-
$500,000	M	68	118.1	North American Company for Life And Health Insurance	A+
$156,538	F	65	141.3	New York Life Insurance Company	AA+
$572,245,578

(1) The insured’s age is current as of the measurement date.
(2) The insured’s life expectancy estimate, other than for a small face value insurance policy benefit, is the average of two life expectancy estimates provided by independent third-party medical actuarial underwriting firms at the time of purchase, actuarially adjusted through the measurement date. This listing includes an adjustment increase of an average of 8.67% to life expectancies provided by 21st Services. For more information, see disclosure under the caption “Revised Life Expectancy Mortality tables for Life Settlement Transactions-21Services.”

Obtaining Life Insurance Policies

We seek to purchase life insurance policies nationwide. In general, we work directly with consumers to purchase their policies in states where we hold proper licensure, and in states where we are not licensed we work through other licensed providers. Policy sourcing typically begins with life insurance agents that identify policy owners who should consider selling a life insurance policy. The agents typically work with professional life insurance policy brokers specializing in packaging the policies for presentation to potential purchasers. Their packaging includes obtaining medical records on the insured, life expectancy estimates from medical actuarial firms, current insurance policy illustrations, and other information needed to enable potential purchasers to properly evaluate the policy. The purchasers may work directly in the market or through “providers” who represent investors. Once potential purchasers have evaluated the policy, the policy is typically sold through an auction process whereby brokers facilitate competing bids from purchasers, concurrently negotiating fees. The highest bidder typically wins the auction, but not always. Brokers and agents also consider the track record of the purchaser and will sometimes award the policy to the purchaser most likely to get the sale of the policy closed. This has been one of our advantages, as we have developed a network of brokers throughout the United States who have advised us that they recognize that our purchase criteria and bids are reliable. This enables the brokers to focus on policy referrals, thus filtering out policies they know we will not consider, and maximizing their return on effort to close the sale of a policy.  Recently we began reviewing the opportunity to purchase individual policies for sale in the tertiary market.  In the future, we expect to develop new channels for obtaining life insurance policies by soliciting owners of policies directly, which may eliminate fees we pay brokers and competition we experience when a policy is auctioned by a broker.  While these new channels are unproven, we believe that consumer awareness of the life insurance secondary market is relatively low and as a result, provides a significant growth opportunity for our business.

We maintain membership affiliations and representation within key industry groups, such as the Life Insurance Settlement Association. Our Chairman, Paul Siegert, currently serves as Vice Chairman of the Life Insurance Settlement Association.  We typically sponsor events and/or maintain a trade booth at events where we are able to maintain contacts with existing life settlement brokers and meet new brokers to submit policies for purchase.

Life Insurance Policy Underwriting and Purchasing Process

The process used to value and underwrite life insurance policies is relatively new and continues to be refined. We underwrite and service all the life insurance policies that we purchase. When we identify a suitable client owning a life insurance policy that meets our purchasing criteria, we seek to purchase the policy at a discount sufficient to provide us with an expected internal rate of return that meets our internal guidelines. Once our offer to purchase a policy is accepted, we enter into a policy purchase agreement with the seller. This agreement gives us the right to, among other things, pay premiums, collect policy benefits, file collateral assignments, change the ownership, and obtain medical records. The terms of the agreement are standardized and regulated by most states.

We maintain an underwriting department with experience in underwriting life insurance policies for purchase in the secondary market. The underwriting due diligence process consists of a careful review and analysis of available materials related to a life insurance policy and the covered individual. The goal of the underwriting process is to make an informed purchasing decision with respect to the life insurance policy. While we believe that our underwriting policies and practices are consistent with industry best practices, it is possible that the processes may change or may not accurately reflect actual mortality experience or catch fraud or deception by sellers. To the extent the underwriting is not accurate or we are subject to fraud or deception by sellers, the performance of policies may be different from the expected results, which could adversely affect profitability.

Life Insurance Policy Characteristics

We purchase universal life insurance policies whose insureds are 65 years or older and whose actuarial life expectancies are less than 168 months. In some cases, however, we purchase term life insurance policies that are convertible into universal life insurance policies, depending on the analysis of the life insurance policy and the insured’s life expectancy. The life expectancy is the number of months the insured is expected to live based upon 50% mortality (meaning roughly half of the individuals with similar age, sex, smoking and medical statuses will have died within that number of months), which is in turn based upon actuarial studies. We purchase life insurance policies with the goal that the average life expectancy in the portfolio generally will not exceed 144 months. The requirements as to which life insurance policies we will purchase are set forth in the indenture. We reserve the right to disqualify some life insurance companies or categories of life insurance policies for purchasing in our sole discretion.

We purchase life insurance policies that have been in force for more than two years from the policy issuance date and meet our other underwriting guidelines. Our underwriting and business development departments use pricing and credit criteria that are similar to those used by other institutions that finance similar assets. We use two life expectancy reports for assessing the value of the life insurance policies, unless the life insurance policy is a small face (defined as a policy with $250,000 in face value benefits or less) in which case we may estimate the life expectancy using actuarial mortality table assumptions. In addition, we review the relevant historical, projected and actual premium streams to assess the accuracy of the pricing expectations and identify any variance from projected premium levels, as well as the cause of such variance. This includes a periodic review of the policy’s premium payment history and ongoing confirmations of account values with life insurance companies.

Pricing Life Insurance Policies

Pricing involves an analysis of both the policy and the insured. An analysis of the insurance policy starts with an illustration obtained from the insurance company providing a schedule of level premium payments until the insured reaches age 125. Then, utilizing pricing software now owned by Modeling Actuarial Pricing Systems, Inc. (“MAPS”), we reverse engineer the premium schedule of the policy to determine a premium schedule that provides for the minimum payments required to keep the policy in effect. An analysis of the insured involves an actuarial evaluation of the insured’s probable mortality at different points in the future—the mortality curve. This analysis covers the insured’s entire projected lifespan using estimates generated by third-party medical actuarial underwriting firms (“life expectancy reports”).

In determining the life expectancy estimate, we require at least two life expectancy reports from independent medical actuarial underwriting firms, unless the life insurance policy is a small face (defined as a policy with $250,000 in face value benefits or less) in which case we may estimate the life expectancy using actuarial mortality table assumptions.   The health of the insured is summarized by the underwriters in a written health assessment based on the review of the insured’s historical and current medical records. Underwriting assesses the characteristics and health risks of the insured in order to quantify the health into a mortality rating that represents their life expectancy. We average the life expectancy estimates provided by two independent medical actuarial underwriting firms to form our life expectancy estimate.

By combining the optimized premiums and the insured’s life expectancy estimate within the MAPS software, we generate detailed information, including the expected mortality curve over the insured’s total projected lifespan; the expected premiums and related costs over the insured’s total projected lifespan; the expected policy benefit paid over the insured’s total projected lifespan; the account values within the policy; and the expected internal rate of return we will achieve at various purchase prices. From this information set, we are able to calculate the present value of the life insurance policy by discounting the anticipated cash flows at the sought for internal rate of return using the probabilistic pricing methodology employed by the MAPS program. The price of the policy, or its value, is the present value of the policy’s cash flows discounted at our expected internal rate of return. We expect that we will realize an operating profit as long as we are able to acquire and service life insurance policies that generate yields in excess of our borrowing and operating costs.

On January 22, 2013, one of the independent medical actuarial underwriting firms we utilize, 21st Services, announced advancements in its underwriting methodology, resulting in revised estimated life expectancy mortality tables for life settlement transactions.  We have been advised by 21st Services that the changes are very granular and relate to both specific medical conditions and lifestyles of insureds.  These changes are the result of the application of additional medical information that has been gathered by 21st Services over a period of time, and which has now been applied to the inputs and methodologies used to develop the actuarial life expectancies.   While we do not believe these revised methodologies indicate the previous estimated life expectancies were inaccurate, we believe the revised methodologies provide additional information that should be considered in updating our estimate of the life expectancies of the insureds within our portfolio of life settlement contracts as of December 31, 2012.    Based upon our evaluation and analysis of data made available by 21st Services, as well as information regarding the insureds within our portfolio, we have estimated the impact of the changes in 21st Services’ methodologies for determining life expectancies on a policy-by-policy basis within our portfolio as of December 31, 2012 and applied such changes to the life expectancy inputs used to estimate fair value.  We have adjusted the original life expectancies provided by 21st Services based on four factors, the impact of each analyzed individually for each insured in the GWG portfolio.  The four factors are gender, anti-selection, age, and primary impairment.  While the analysis and adjustments were applied on an individual policy basis, the result was an average overall increase in the original life expectancy estimates of 8.67%.  We have a standard practice of obtaining two third-party life expectancy estimates for each policy in our portfolio.  As a result, the effective change in life expectancy on the portfolio was an average of approximately 4.33%, which resulted in an aggregate decrease in the fair value of our life settlements portfolio of $12.4 million.  Life expectancy reports by their very nature are estimates.  Due to the estimating changes made by 21st Services, and because refinement in estimating methods is on-going, we plan to obtain new life expectancy reports for all policies purchased where we used a life expectancy report from 21st Services.  As part of our on-going process to maintain current information regarding the insureds included in our portfolio, we are updating the life expectancy estimates as new information becomes available.

Portfolio Administration

We have developed a comprehensive administration and servicing platform to manage the life insurance policies we own. This allows us to safeguard our life insurance policy assets and to process and report on the assets in our portfolio. We regularly contact each insurance company on every policy we own to verify policy account values, confirm the correct application of premium payments made, and the resulting account values inside the life insurance policy after application of the premium payment and the deduction of the cost of insurance. We typically maintain little account value inside the policy and seek to make only minimum premium payments necessary to keep the life insurance policy in force until the next scheduled premium payment.

In addition to policy servicing, we monitor insureds by periodically contacting them directly, or their appointed representatives, to confirm their location and health status. We monitor the social security database for mortalities as well as online obituary databases. When we are notified of an insured’s mortality, we are required to obtain a copy of the death certificate and present it to the life insurance company for payment of the face value of the policy benefit.

Portfolio Management

We realize profits by earning a spread between the cost of purchasing and maintaining a life insurance portfolio over its duration and face value of the policy benefits that will be paid upon the insured’s mortality. We believe that building and managing a profitable portfolio of life insurance policies is complex, requires considerable technical knowledge and resources, and is subject to numerous regulations. We have developed extensive experience and disciplines to work toward a stable and profitable portfolio. We update our actuarial projections each month for the portfolio based on the life expectancies, premium payments made, and mortalities experienced. These data points combine to provide us with future forecasted cash flows with respect to our portfolio of life insurance assets. These forecasted future cash flows, along with our current financial position, are combined in a comprehensive model that includes detailed assumptions as to interest rates, financing costs, policy acquisitions, and capital markets activities. This comprehensive financial model enables us to closely monitor and manage our necessary capital reserves and future profitability.

While we believe our portfolio represents a balanced and stable portfolio of life insurance policies, we seek to grow the size of the portfolio in order to further mitigate risk and improve our profitability. In order to assess the stability of our portfolio, we analyze longevity risk, which is the risk of the insured living longer than his/her life expectancy estimate. Longevity risk is the single largest variable affecting the returns on an investment in life insurance policy assets and the ability to predict the portfolio’s value over time. Research by A.M. Best and others indicates that, as the number of insured lives increase within a portfolio of life insurance policies, there is a decrease in the standard deviation of the value of the portfolio—i.e., the stability of longevity risk increases with an increase in the number of insured lives.

While Standard & Poor’s has indicated that statistical credibility is unlikely to be achieved with a pool of less than 1,000 lives, a study published in 2009 by A.M. Best concluded that at least 300 lives are necessary to narrow the band of expected cash flow volatility using the Monte Carlo simulations, which is the same methodology we use to evaluate our portfolios. Our internal analysis of our portfolio, which currently consists of 194 lives, resulted in a standard deviation that is comparable with the A.M. Best measurement for a portfolio of 200 lives. We believe this result is due to the specific portfolio make up of our portfolio relative to the variation in underlying life expectancy estimates. Further, A.M. Best suggests that no one life should comprise more than 3.33% of the face value of an entire portfolio or collateral pool. As of December 31, 2012, the largest face value policy on one life in our portfolio represented approximately 1.75% of the total portfolio. We intend to maintain a well-diversified portfolio as we continue to expand our purchases of life insurance policies.

We also believe our portfolio represents a profitable portfolio. In order to assess the profitability, we analyze the future cash flows expected from our portfolio of life insurance policies. The standard practice within the insurance industry is to analyze the timing of uncertain future cash flows through stochastic modeling, or Monte Carlo simulations. We continue to analyze the expected internal rates of return and spread against borrowing costs represented by our portfolio. As of December 31, 2012, the expected internal rate of return on our portfolio was 12.84% and our weighted average borrowing costs to finance our portfolio was 5.39%.

Portfolio Credit Risk Management

The life insurance policies that we acquire represent obligations of third-party life insurance companies to pay the benefits under the relevant policy. Because we finance life insurance policies, we rely on the payments from the face value of policy benefits from life insurance companies for revenue collections. We rely on the face value of the life insurance policy benefit at maturity as the exclusive form of payment.

The possible insolvency or loss by a life insurance company is a significant risk to our business. To manage this risk, we seek to purchase policies that are issued by insurance companies with investment-grade ratings from either A.M. Best, Moody’s or Standard & Poor’s. To further mitigate risk, we seek to limit the face value of policy benefits issued by any one life insurance company within the total portfolio to 20%. State guaranty funds generally guaranty policy benefits up to $200,000. In addition, to assure diversity and stability in our portfolio, we regularly review the various metrics of our portfolio relating to credit risk. We track industry rating agency reports and industry journals and articles in order to gain insight into possible financial problems of life insurance companies. Recently, some of the credit ratings on insurance companies were downgraded and we will no longer consider purchasing policies issued by these insurance companies. Finally, we will only purchase those life insurance policies that meet the underwriting standards established in the indenture.

As of December 31, 2012, 99.05% of insurance companies in our portfolio hold an investment-grade rating by Standard & Poor’s (BBB- or better), and the face value of policy benefits issued by one life insurance company with in the portfolio was 16.96%.  Of the thirty six insurance companies that insure the policies we own, ten companies insure approximately 77.64% of total face value of insurance benefits and the remaining twenty six insurance companies insure the remaining approximately 22.36% of total face value of insurance benefits. The concentration risk of our ten largest insurance company holdings as of December 31, 2012 is set forth in the table below.

Rank	Policy Benefits	Percentage of Policy Benefit Amt.	Insurance Company	Ins. Co. S&P Rating
1	$97,030,000	16.96%	AXA Equitable Life Insurance Company	A+
2	$78,995,000	13.80%	John Hancock Life Insurance Company (U.S.A)	AA-
3	$65,026,000	11.36%	Transamerica Life Insurance Company	AA-
4	$49,769,000	8.70%	Jefferson-Pilot Life Insurance Company	AA-
5	$33,440,000	5.84%	ING Life Insurance and Annuity Company	A-
6	$32,750,000	5.72%	American General Life Insurance Company	A+
7	$32,735,000	5.72%	Massachusetts Mutual Life Insurance Company	AA+
8	$19,200,000	3.36%	Lincoln Benefit Life Company	A+
9	$18,750,000	3.28%	Lincoln National Life Insurance Company	AA-
10	$16,583,000	2.90%	Metropolitan Life Insurance Company	AA-

Servicing Agents

We have contracted with Wells Fargo Bank to provide servicing, collateral agent, and trustee services with respect to certain life insurance policies owned by our wholly owned subsidiary, DLP Funding II. In addition, we have contracted with Bank of Utah to provide servicing, collateral agent, and trustee services with respect to all other life insurance policies we own. Wells Fargo Bank and Bank of Utah provide services for certain life insurance policies in connection with ownership and tracking of life insurance policies we own, including paying premiums, posting of payments (receipts) of the life insurance policies, certain monitoring, enforcement of rights and payer notifications, and related services. We reserve the right to service and provide collateral agent services for certain life insurance policies directly, or appoint additional third-party servicers in the future.

Competition

We encounter significant competition in the life insurance purchasing and financing business from numerous companies, including hedge funds, investment banks, secured lenders, specialty life insurance finance companies and life insurance companies themselves. Many of these competitors have greater financial and other resources than we do and may have significantly lower cost of funds because they have greater access to insured deposits or the capital markets. Moreover, some of these competitors have significant cash reserves and can better fund shortfalls in collections that might have a more pronounced impact on companies such as ours. They also have greater market share. In the event that the life insurance companies make a significant effort to compete against the business, we would experience significant challenges with our business model.

Competition can take many forms, including the pricing of the financing, transaction structuring, timeliness and responsiveness in processing a seller’s application and customer service. Some of the competitors may outperform us in these areas. Some competitors target the same type of life insurance clients as we do and generally have operated in the markets we service for a longer period of time. Increased competition may result in increased costs of purchasing policies, or it may affect the availability and quality of policies that are available for our purchase. These factors could adversely affect our profitability by reducing our return on investment or increasing our risk.

Government Regulation

The life insurance sector is highly regulated at both the federal and state levels. We are subject to federal and state regulation and supervision in the life insurance purchasing and finance business. There are significant regulations in many states that require us to obtain specific licenses or approvals to be able to purchase life insurance policies in those states. We continually research and monitor regulations and apply for the appropriate licenses in the required states.

Governments at both the federal and state levels have continued to review the impact of the business on the life insurance industry. Moreover, recent federal government actions with respect to insurance companies have increased the federal government’s role in regulating the insurance industry. Recently we have seen legislative efforts by state governments to mandate the sale or liquidation of a life insurance policy as part of the Patient Protection and Affordable Care Act in order to increase the number of Americans covered by health insurance and decrease the cost of health care.  The legislative effort is designed to monetize all assets of the insured prior to eligibility under the health care provided under the Patient Protection and Affordable Care Act.  These efforts may affect the number of life insurance policies available for purchase and their attractiveness.

State statutes typically provide state regulatory agencies with significant powers to interpret, administer and enforce the laws relating to the purchase of life insurance policies in those states. Under statutory authority, state regulators have broad discretionary power and may impose new licensing requirements, interpret or enforce existing regulatory requirements in different ways or issue new administrative rules, even if not contained in state statutes. State regulators may also impose rules that are generally adverse to our industry. Because the life insurance secondary market is relatively new and because of the history of certain abuses in the industry, we believe it is likely that state regulation will increase and grow more complex in the foreseeable future. We cannot, however, predict what any new regulation would specifically involve.

Any adverse change in present laws or regulations, or their interpretation, in one or more states in which we operate (or an aggregation of states in which we conduct a significant amount of business) could result in our curtailment or termination of operations in such jurisdictions, or cause us to modify our operations in a way that adversely affects our ultimate profitability. Any such action could have a corresponding material and negative impact on our results of operations and financial condition, primarily through a material decrease in revenues, and could also negatively affect our general business prospects.

Some states and the SEC have, on occasion, attempted to regulate the purchase of non-variable life insurance policies as transactions in securities under federal or state securities laws. In July 2010, the SEC issued a Staff Report of its Life Settlement Task Force. In that report, the Staff recommended that certain types of purchased life insurance policies be classified as securities. The SEC has not taken any position on the Staff Report, and there is no indication if the SEC will take or advocate for any action to implement the recommendations of the Staff Report. In addition, there have been several federal court cases in which transactions involving the purchase and fractionalization of life insurance contracts have been held to be transactions in securities under the federal Securities Act of 1933. We believe that the matters discussed in the Staff Report, and existing case law, do not impact our current business model since our purchases of life settlements are distinguishable from those cases that have been held by courts, and advocated by the Staff Report, to be transactions in securities. For example, we are not involved in fractionalization of any life insurance policies, and we do not purchase variable life insurance policies.

If federal law were to change, whether by action of the Congress or through the courts, with the result that purchases of non-fractionalized and non-variable life insurance policies would be considered transactions in securities, we would be in violation of existing covenants under our revolving credit facility requiring us to not be an “investment company” under the Investment Company Act of 1940. This could in the short-term or long-term affect our liquidity and increase our cost of capital and operational expenses, all of which would adversely affect our operating results. It is possible that such an outcome could threaten the viability of our business and our ability to satisfy our obligations as they come due.

With respect to state securities laws, almost all states currently treat the sale of a life insurance policy as a securities transaction under state laws, although some states exclude from the definition of a security the original sale from the insured or the policy owner to the life settlement provider. To date, due to the manner in which we conduct and structure our activities and the availability, in certain instances, of exceptions and exemptions under securities laws, such laws have not adversely impacted our business model.

State Life Settlement License Requirements

State laws differ as to the extent to which purchasers of life insurance policies are required to be licensed by a state regulatory agency. We may elect to conduct life insurance policy purchasing only in those states in which we are licensed or where no licensure is required.  The licensing requirements differ from state to state, but where they exist, they typically require the payment of licensing fees, periodic reporting, and submission to audit by state regulators. We do not intend to purchase any life insurance policies in any states that require a license or similar qualification without first obtaining such license or qualification or purchasing through a licensed provider in that state.

The table below identifies all states (and the District of Columbia) in which we can conduct business directly with the seller of a life insurance policy or through a licensed provider. An asterisk (*) indicates that the state does not require licensing. In those states identified in the right-hand column, we can purchase policies through our provider relationships with Magna Administrative Services, Inc. and Lotus Life, LLC. If our relationships with either Magna Administrative Services or Lotus Life were to end, for any reason, we believe we would be able to replace that relationship quickly.

States Where We Conduct Business Directly	States Where We Conduct Business Through Other Licensed Providers
Alabama*	California
Arizona*	Colorado
Arkansas	Georgia
Connecticut	Illinois
Delaware	Kentucky
District of Columbia*	Minnesota
Florida	Nevada
Indiana	New Jersey
Iowa	New York
Kansas	Ohio
Louisiana	Utah
Maine	Wisconsin
Maryland
Massachusetts*
Michigan*
Mississippi
Missouri*
Nebraska
New Mexico*
North Carolina
Oklahoma
Pennsylvania
Rhode Island
South Carolina*
South Dakota*
Tennessee
Texas
Virginia
Wyoming*

We are not presently able to conduct business in the following states due to the fact that we neither have a license to operate in that state nor do we have a relationship with another licensed provider in that state: Alaska, Hawaii, Idaho, Montana, New Hampshire, North Dakota, Oregon, Vermont, Washington and West Virginia.

Health Insurance Portability and Accountability Act

HIPAA requires that holders of medical records maintain such records and implement procedures in ways designed to assure the privacy of patient records. HIPAA has precipitated widespread changes in record keeping, including patient consent forms and access restrictions in data processing software. In order to carry out the business, we receive medical records and obtain a release to share such records with a defined group of persons. We are entitled to have access to patient information, take on the responsibility for preserving the privacy of that information, and use the information only for purposes related to the life insurance policies.

Regulatory Matters

In 2007, the Florida Department of Insurance issued the Company an order to desist and refrain from further operating as a life settlement provider unless and until qualification had been made under the Florida law, or unless exempt. In April 2009, without admitting any wrongdoing, we settled the matter with the Florida Department of Insurance. In March 2013, we were issued a life settlement provider license from the Florida Department of Insurance. Furthermore, in April 2011, without denying any wrongdoing, we entered into a settlement agreement with the Nevada Secretary of State, Securities Division, for alleged failures to register as a broker-dealer of life insurance settlement transactions and to file a notice of exempt offering for the sale of subsidiary secured notes to residents of that state in 2009-2010.  We believe that we are in compliance with all applicable laws in Florida, Nevada, and elsewhere, and that neither the Company nor this offering is adversely impacted by the Florida or Nevada settlements.

Employees

We employ approximately 35 employees.

ITEM 1A.	RISK FACTORS.

Our business involves a number of challenges. In addition to the other information in this report, you should consider carefully the following risk factors in evaluating us and our business. Moreover, the risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, financial condition, operating results or prospects.

Risks Related to Our Company and Our Business

Material changes in the life insurance secondary market, a relatively new and evolving market, may adversely affect our operating results, business prospects and our ability to repay our obligations.

Our sole business is the purchase and ownership of life insurance policies acquired in the secondary market, which is a relatively new and evolving market. The success of our business and our ability to repay the principal and interest on our obligations materially depends on the continued development of the secondary market for life insurance, including the solvency of life insurance companies to pay the face value of the life insurance benefits, both of which will critically impact the performance of the life insurance policy assets we own. We expect that the development of the secondary market will primarily be impacted by a variety of factors such as the interpretation of existing laws and regulations (including laws relating to insurable interests), the passage of new legislation and regulations, mortality improvement rates, and actuarial understandings and methodologies. Importantly, all of the factors that we believe will most significantly affect the development of the life insurance secondary market are beyond our control. Any material and adverse development in the life insurance secondary market could adversely affect our operating results, our access to capital, our business prospects and viability, and our ability to repay our various obligations. Because of this, an investment in the Company generally involves greater risk as compared to investments offered by companies with more diversified business operations in more established markets.

We have a relatively limited history of operations and our earnings and cash flows may be volatile, resulting in future losses and uncertainty about our ability to service and repay our debt when and as it comes due.

We are a company with a limited history, which makes it difficult to accurately forecast our earnings and cash flows. During the year ended December 31, 2012, we incurred a net loss of $(1,013,000), and in the year ended December 31, 2011, we incurred a net loss of $(2,827,000).  Our common equity (deficit) as of December 31, 2012 and December 31, 2011 was $(1,262,000) and $949,000, respectively. The carrying value of our Series A preferred stock as of December 31, 2012 and December 31, 2011 was $23,906,000 and $12,661,000, respectively.  Our lack of a significant history and the evolving nature of our market make it likely that there are risks inherent in our business and the performance characteristics for portfolios of life insurance policies that are as yet recognized by us or others, or not fully appreciated, and that could result in earning less on our life insurance policies than we anticipate or even suffering further losses. As a result of the foregoing, there is uncertainty about the stability of our earnings, cash flows and, ultimately, our ability to service and repay our debt.

The valuation of our principal assets on our balance sheet requires us to make material assumptions that may ultimately prove to be incorrect. In such an event, we could suffer significant losses that could materially and adversely affect our results of operations and eventually cause us to be in default of restrictive covenants contained in our borrowing agreements.

Our principal asset is a portfolio of life insurance policies purchased in the secondary market, comprising approximately 83% of our total assets. Those assets are considered “Level 3” fair value measurements under ASC 820, Fair Value Measurements and Disclosures, as there is currently no active market where we are able to observe quoted prices for identical assets. As a result, our valuation of those assets incorporates significant inputs that are not observable. Fair value is defined as an exit price representing the amount that would be received if assets were sold or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

A Level 3 fair value measurement is inherently uncertain and creates additional volatility in our financial statements that are not necessarily related to the performance of the underlying assets. As of December 31, 2012, we estimate the fair value discount rate for our portfolio to be 12.08%. If we determine in the future that fair value requires a higher discount rate for a similarly situated portfolio of life insurance policies, we would experience significant losses materially affecting our results of operations. It is also possible that significant losses of this nature could at some point cause us to fall out of compliance with certain borrowing covenants contained in our revolving credit facility.

In an effort to present results of operations not subject to this volatility, we intend to provide additional non-GAAP financial disclosures, on a consistent basis, presenting the actuarial economic gain we expect to be occurring within the portfolio of life insurance policies at the expected internal rate of return against the costs we incur over the same period. We report these very same non-GAAP financial measures to the lender under our revolving credit facility pursuant to financial covenants in the related borrowing documents. Nevertheless, our reported GAAP earnings may in the future be volatile for reasons that do not bear an immediate relationship to the cash flows we experience.

For further disclosure relating to the risks associated with the valuation of our assets, see the risk factor below "If actuarial assumptions we obtain from third-party providers..." on page 20.

Our expected results from our life insurance portfolio may not match actual results, which could adversely affect our ability to service and grow our portfolio for diversification, and to service our debt.

Our business model relies on achieving actual results that are in line with the results we expect to attain from our investments in life insurance policy assets. In this regard, we believe that the larger portfolio we own, the greater likelihood we will achieve our expected results. To our knowledge, rating agencies generally suggest that portfolios of life insurance policies be diversified enough to achieve actuarial stability in receiving expected cash flows from underlying mortality. For instance, in a study published in 2009, A.M. Best concluded that at least 300 lives are necessary to achieve actuarial stability, while Standard & Poor’s has indicated that stability is unlikely to be achieved with a pool of less than 1,000 lives. As of December 31, 2012, we own approximately $572 million in face value of life insurance policies covering 194 lives. Accordingly, while there is risk with any portfolio of policies that our actual yield may be less than expected, we believe that the risk we face is presently more significant given the relative lack of diversification in our current portfolio as compared to rating agency recommendations.

Although we plan to expand the number of life insurance policies we own using proceeds raised from the sale of Renewable Secured Debentures, we may be unable to meet this goal if we do not sell enough debentures and financing from other capital sources is available only on unfavorable or unacceptable terms. Furthermore, even if our portfolio reaches the size we desire, we still may experience differences between the actuarial models we use and actual mortalities.

Differences between our expectations and actuarial models and actual mortality results could have a materially adverse effect on our operating results and cash flow. In such a case, we may face liquidity problems, including difficulties servicing our remaining portfolio of policies and servicing our outstanding debt obligations owed under our revolving credit facility, our Series I subsidiary secured notes, Renewable Secured Debentures and redemptions of Series A preferred stock. Continued or material failures to meet our expected results could decrease the attractiveness of our debentures or other securities in the eyes of potential investors, making it even more difficult to obtain capital needed to both service our portfolio, grow the portfolio to obtain desired diversification, and service our existing debt.

We critically rely on debt financing for our business. Any inability to borrow could adversely affect our business operations, our ability to satisfy our obligations, and ultimately our viability.

To date, we have chosen to finance our business almost entirely through the issuance of debt, including debt incurred by our subsidiary DLP Funding II under a senior revolving credit facility provided by Autobahn/DZ Bank (which we refer to throughout this report as our “revolving credit facility”). This revolving credit facility is secured by all of the assets of DLP Funding II, has a maximum amount of $100 million, and the outstanding balance at December 31, 2012 was approximately $71 million. Obligations under the revolving credit facility have a scheduled maturity date of December 31, 2014. Our other important source of financing is presently our public offering of Renewable Secured Debentures.  Together, our revolving credit facility and our debenture offering comprise our most important sources of financing on which our business critically relies in order to grow its portfolio of life insurance policies and maintain those policies.

Our business model expects that we will have continued access to financing in order to purchase a large and diversified portfolio of life insurance policies and pay the attendant premiums and costs of maintaining the portfolio, all while satisfying our current interest and principal repayment obligations under our revolving credit facility, our other indebtedness and the debentures. We expect to refinance our revolving credit facility, either through renewal or replacement, when it comes due December 31, 2014. Pending the due date or refinancing of our revolving credit facility, we expect that proceeds from our life insurance policies will first be used to satisfy our obligations under that facility, as required by the revolving loan agreement. Accordingly, until we achieve cash flows derived from the portfolio of life insurance policy benefits, we expect to rely on debt to satisfy our ongoing financing and liquidity needs. Nevertheless, continued access to financing and liquidity under the revolving credit facility or otherwise is not guaranteed. For example, general economic conditions could limit our access to financing, as could regulatory or legal pressures exerted on us, our financiers or those involved in our general plan of financing such as brokers, dealers and registered investment advisors. If we are unable to borrow under the revolving credit facility or otherwise (including, without limitation, obtaining financing from our public debenture offering) for any reason, or to renew or replace the revolving credit facility when it comes due in December 2014, our business would be adversely impacted as well as our ability to service and repay our obligations.

Our investments in life insurance policies have inherent risks, including fraud and legal challenges to the validity of the policies, which we will be unable to eliminate and which may adversely affect our results of operations.

When we purchase a life insurance policy, we underwrite the purchase of the policy to mitigate risks associated with insurance fraud and other legal challenges to the validity of the life insurance policy. To the extent that the insured is not aware of the existence of the policy, the insured him or herself does not exist, or the insurance company does not recognize the policy, the insurance company may cancel or rescind the policy thereby causing the loss of an investment in a policy. In addition, if medical records have been altered in such a way as to shorten a related life expectancy report, this may cause us to overpay for the related policy. Finally, we may experience legal challenges from insurance companies claiming that the insured failed to have an insurable interest at the time the policy was originally purchased or that the policy owner made fraudulent disclosures to the insurer at the time the policy was purchased (e.g., disclosures pertaining to the health status of the insured or the existence or sources of premium financing), or challenges from the beneficiaries of an insurance policy claiming the sale was invalid upon mortality of the insured. To mitigate these risks, we require a current verification of coverage from the insurance company, complete thorough due diligence on the insured and accompanying medical records, review the life insurance policy application, require a policy to have been in force for at least two years before purchasing, and require a legal review of any premium financing associated with the life insurance policy to insure insurable interest existed. Nevertheless, we do not expect that these steps will eliminate the risk of fraud or legal challenges to the life insurance policies we purchase. Furthermore, changes in laws or regulations, or the interpretation of existing laws or regulations, may prove our current due-diligence and risk-mitigation efforts inadequate for us to have confidence that our portfolio of life insurance policies are unlikely to be successfully challenged or to purchase new policies with such confidence. If a significant face amount of policies were invalidated for reasons of fraud or any other reason, our results of operations would be adversely affected, perhaps materially.

Every acquisition of a life insurance policy necessarily requires us to materially rely on information provided or obtained by third parties.  Any misinformation or negligence in the course of obtaining material information could materially and adversely affect the value of the policies we own.

The acquisition of each life insurance policy is negotiated based on variables that are particular facts unique to the life insurance policy itself and the health of the insured. The facts we obtain about the policies and the insured at the time at which the policy was applied for and obtained are based on factual representations made to the insurance company by the insured, and the facts the insurance company independently obtains in the course of its own due-diligence examination, such as facts concerning the health of the insured and whether or not there is an insurable interest present at the inception of each policy was issued. Any misinformation or negligence in the course of obtaining or supplying material information relating to the insurance policy or the insured could ultimately materially and adversely impact the value of the life insurance policies we own.

Our business is subject to state regulation and changes in state laws and regulations governing our business, or changes in the interpretation of such laws and regulations, could negatively affect our business.

When we purchase a life insurance policy, we are subject to state insurance regulations. Over the past three years, we have seen a dramatic increase in the number of states that have adopted legislation and regulations from a model law promulgated by either the National Association of Insurance Commissioners (NAIC) or by the National Conference of Insurance Legislators (NCOIL). These laws are essentially consumer protection statutes responding to abuses that arose early in the development of our industry. Today, almost every state has adopted some version of either the NAIC or NCOIL model laws, which generally require the licensing of purchasers of and brokers for life insurance policies, the filing and approval of purchase agreements, and disclosure of transaction fees. These laws also require various periodic reporting requirements and prohibit certain business practices deemed to be abusive.

State statutes typically provide state regulatory agencies with significant powers to interpret, administer and enforce the laws relating to the purchase of life insurance policies. Under statutory authority, state regulators have broad discretionary power and may impose new licensing requirements, interpret or enforce existing regulatory requirements in different ways or issue new administrative rules, even if not contained in state statutes. State regulators may also impose rules that are generally adverse to our industry. Because the life insurance secondary market is relatively new and because of the history of certain abuses in the industry, we believe it is likely that state regulation will increase and grow more complex during the foreseeable future. We cannot, however, predict what any new regulation would specifically involve.

As discussed in “Business—Government Regulation,” in 2007, the Florida Department of Insurance issued an order for the Company to desist and refrain from further operating as a life settlement provider unless and until qualification had been made under the Florida law, or unless exempt. In April 2009, without admitting any wrongdoing, we settled the matter with the Florida Department of Insurance. Furthermore, in April 2011, without denying any wrongdoing, we entered into a settlement agreement with the Nevada Secretary of State, Securities Division, for alleged failures to register as a broker-dealer of life insurance settlement transactions and to file a notice of exempt offering for the sale of subsidiary secured notes to residents of that state in 2009-2010.

Any adverse change in present laws or regulations, or their interpretation, in one or more states in which we operate (or an aggregation of states in which we conduct a significant amount of business) could result in our curtailment or termination of operations in such jurisdictions, or cause us to modify our operations in a way that adversely affects our profitability. Any such action could have a corresponding material and negative impact on our results of operations and financial condition, primarily through a material decrease in revenues, and could also negatively affect our general business prospects.

If federal or state regulators or courts conclude that the purchase of life insurance in the secondary market constitutes, in all cases, a transaction in securities, we could be in violation of existing covenants under our revolving credit facility, which could result in significantly diminished access to capital. We could also face increased operational expenses. The materialization of any of these risks could adversely affect our operating results and possibly threaten the viability of our business.

Some states and the SEC have, on occasion, attempted to regulate the purchase of non-variable universal life insurance policies as transactions in securities under federal or state securities laws. In July 2010, the SEC issued a Staff Report of its Life Settlement Task Force. In that report, the Staff recommended that certain types of purchased life insurance policies be classified as securities. The SEC has not taken any position on the Staff Report, and there is no indication if the SEC will take or advocate for any action to implement the recommendations of the Staff Report. In addition, there have been several federal court cases in which transactions involving the purchase and fractionalization of life insurance contracts have been held to be transactions in securities under the federal Securities Act of 1933. We believe that the matters discussed in the Staff Report, and existing case law, do not impact our current business model since our purchases of life settlements are distinguishable from those cases that have been held by courts, and advocated by the Staff Report, to be transactions in securities. For example, neither we nor any of our affiliates are involved in the fractionalization of any life insurance policies.

With respect to state securities laws, almost all states currently treat the sale of a life insurance policy as a securities transaction under state laws, although some states exclude from the definition of security the original sale from the insured or the policy owner to the life settlement provider. To date, due to the manner in which we conduct and structure our activities and the availability, in certain instances, of exceptions and exemptions under securities laws, such laws have not adversely impacted our business model.

As a practical matter, the widespread application of securities laws to our purchases of life insurance policies, either through the expansion of the definition of what constitutes a security, the expansion of the types of transactions in life insurance policies that would constitute transactions in securities, or the elimination or limitation of available exemptions and exceptions (whether by statutory change, regulatory change, or administrative or court interpretation) could burden us and other companies operating in the life insurance secondary market through the imposition of additional processes in the purchase of life insurance policies or the imposition of additional corporate governance and operational requirements through the application of the federal Investment Company Act of 1940. Any such burdens could be material. Among the particular repercussions for us would be a violation of existing covenants under our revolving credit facility requiring us to not be an “investment company” under the Investment Company Act of 1940, which could in the short or long term affect our liquidity and increase our cost of capital and operational expenses, all of which would adversely affect our operating results. It is possible that such an outcome could threaten the viability of our business and our ability to satisfy our obligations as they come due, including obligations under our debentures.

Being a public company results in additional expenses and diverts management’s attention, and could also adversely affect our ability to attract and retain qualified directors.

We have been a public reporting company since January 31, 2012, which is the date on which our registration statement on Form S-1 (relating to the offer and sale of the Renewable Secured Debentures) was declared effective by the SEC. As a public reporting company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 pursuant to Section 15(d) of that Act. These requirements generate significant accounting, legal and financial compliance costs, and make some activities more difficult, time consuming or costly, and may place significant strain on our personnel and resources. The Securities Exchange Act of 1934 requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to establish the requisite disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required.

As a result, management’s attention may be diverted from other business concerns, which could have an adverse and even material effect on our business, financial condition and results of operations. These rules and regulations may also make it more difficult and expensive for us to obtain director and officer liability insurance. If we are unable to obtain appropriate director and officer insurance, our ability to recruit and retain qualified officers and directors, especially those directors who may be deemed independent, could be adversely impacted.

Our business and prospects may be adversely affected by changes, lack of growth or increased competition in the life insurance secondary market.

The growth of the life insurance policy secondary market and our expansion within the market may be negatively affected by a variety of factors beyond our ultimate control, including:

●	the inability to locate sufficient numbers of life insurance policy sellers and agents to source life sellers;
●	the inability to convince life insurance policy owners of the benefits of selling their life insurance policy;
●	competition from other companies in the life insurance secondary market;
●	negative publicity about the market based on actual or perceived abuses; and
●	the adoption of additional governmental regulation.

The relatively new and evolving nature of the market in which we operate makes these risks unique and difficult to quantify. Nevertheless, contractions in the secondary market for life insurance policies, whether resulting from general economic conditions, regulatory or legal pressures or otherwise, could make participation in that market generally less desirable.  This could, in turn, depress the prices at which life insurance policies on the secondary market are bought and sold.  As indicated elsewhere in this report, decreases in the value of life insurance policies on the secondary market could negatively affect our results of operations and our financial condition since the value of our policy portfolio is marked to market on a quarterly basis.

Changes in general economic conditions could adversely impact our business.

Changes in general economic conditions, including, for example, interest rates, investor sentiment, changes specifically affecting insurance industry, competition, technological developments, political and diplomatic events, tax laws, and other factors not known to us today, can substantially and adversely affect our business and prospects. For example, changes in interest rates may increase our cost of capital and ability to raise capital, and have a corresponding adverse impact on our operating results. While we may engage in certain hedging activities to mitigate the impact of these changes, none of these conditions are or will be within our control.

If actuarial assumptions we obtain from third-party providers and rely on to model our expected returns on our investments in life insurance policies changes, our operating results and cash flow could be adversely affected, as well as the value of our collateral and our ability to service our debt obligations, including obligations owed to the holders of debentures.

The expected internal rate of return we calculate we will earn when purchasing a life insurance policy is based upon our estimate of how long the insured will live—an actuarial life expectancy. We obtain actuarial life expectancies from third-party medical actuarial underwriting companies. These actuarial life expectancies are subject to interpretation and change. Any change to the actuarial expectancies or the mortality assumptions accompanied therewith that extend the estimated actuarial life expectancies could have a materially adverse effect on our operating results and cash flow. Adverse impacts on the value of our life insurance policy portfolio or our cash flow could in turn impair the value of the collateral we have pledged to our creditors, including the holders of our debentures, and our ability to service our debt.

In September 2008, we experienced adverse changes in actuarial life expectancy estimates by many of the medical actuarial underwriting firms we use with the release of the Society of Actuaries’ 2008 Valuation Basic Table. This change in actuarial estimates by the medical actuarial firms had a negative impact on the valuation of our life insurance policy investments and reduced the rate of return we expected we would earn on those investments.

On January 22, 2013, 21st Services, an independent provider of life expectancy analysis and related services for the life settlement industry in general, announced advancements in its underwriting methodology, resulting in revised life expectancy mortality tables for life settlement transactions.  Based on information publicly released by 21st Services, the revised tables incorporate significantly more older‐age mortality data than earlier versions commonly used by the life insurance industry, resulting in a far greater ability to:

●	assess the magnitude of impact that hundreds of different types of health impairments have on senior mortality on a case‐by‐case basis;

●	apply credits and debits during the underwriting process in a manner that account for the different impacts of the same impairments for males and females; and

●
reflect the difference in mortality between insureds who have sold policies and the group of 90,000 insureds underwritten by 21st Services, most of whom did not ultimately sell their policies in the life settlement market (such difference is frequently referred to in the life-settlement industry as “anti-selection”).

21st Services reported that the revised mortality tables reflect an average 19% increase in the life expectancy of insureds; however, 21st Services representatives have also advised us that generalizations could not be gleaned from their report as the changes that were made were very granular and dependent upon the specific medical conditions of an insured, as well as other factors.  More specifically, mortality tables increased general life expectancies the most for people leading an active lifestyle.  The revised tables also generally reflect increased life expectancies for non-smoking men and women. 21st Services representatives have advised us that (i) certain medial conditions have resulted in increased life expectancies (e.g., cardiovascular disease) and some conditions resulted in decreased life expectancies, and (ii) the revised tables also have greater impact on the life expectancies of insureds who are younger.

We have has used 21st Services life expectancy reports as one of two such reports we generally obtain prior to purchasing life insurance policies on the secondary market and average those reports for our life expectancy estimate.  The life expectancy of an insured has an inverse relationship to the expected internal rate of return to be generated from life insurance policies purchased in the secondary market. A reduced internal rate of return may reduce the value of a life insurance policy available for purchase on the secondary market, and the value of life insurance policies already purchased by us and being serviced in our portfolio.

We expect that 21st Services’ revised mortality tables will have a negative impact on the expected internal rate of return of our portfolio.  Nevertheless, given the relative complexity of the mortality table revisions and the detailed data upon which those revisions were based, we will have to obtain updated information on each insured, and obtain new life expectancy reports for each of these policies, and thereupon make appropriate life expectancy adjustments to our life insurance portfolio over the course of the next year.  Although we are presently not able to precisely quantify the effect of the table revisions on our portfolio, we have increased all life expectancy reports provided by 21st Services by an average of 8.67% and will record final valuations and adjustments to life expectancies as new information is obtained.  This adjustment replaced our initial increase estimate of 7.00% as reported on February 6, 2013. The impact of the 8.67% adjustment to 21st Services life expectancies to the fair value of our portfolio is a decrease of $12.4 million when the fair value discount rate is 12.08%. The impact of this adjustment on our expected internal rate of return was a decrease from 14.27% to 12.84%.

In addition to actuarial life expectancies, we rely on pricing and premium forecasting software models developed by third-party actuarial companies for the valuation of policies we purchase, future mortality revenues, and the calculation of anticipated internal rates of return. These pricing models forecast the estimated future premiums due, as well as the future mortalities based on the survival probabilities of the insureds over their life expectancies. It is possible that the actuarial tables we presently use will again change in the future or that the mortality assumptions will fail substantially to meet actuarial estimates, and that any such failure could have a materially adverse effect on our business.

We rely on estimated rates of mortality for the actuarial assumptions we use when valuing life insurance policies and forecasting the performance of our portfolio, and we also rely on other estimates derived from statistical methodologies for projecting our future cash flows, among other things. If our estimates prove to be incorrect, it could materially and adversely affect our ability to satisfy our debt service and repayment obligations.

If we assume we will receive cash inflows from policies sooner than we actually do, we may not be able to make payment on our debt obligations in a timely manner, or at all. Moreover, a significant discovery that results in mortality improvements among seniors, above historically predicted rates by medical actuaries providing life expectancies, could have a material adverse effect on the life insurance policy investments.

For example, we use a modeling method for projecting cash flows known as the “probabilistic method.” This is an actuarial method that uses a mortality curve to project the likely flow of policy benefits to us, and attempts to reflect the probability that each premium must be paid. Using this method, we have in fact experienced fewer cash flows from policy benefits than projected in the early stages of ownership of our current life insurance policy portfolio. We had expected to receive approximately $35.2 million in cumulative policy benefits as of December 31, 2012, and have in fact received $12.0 million. This has resulted in greater than expected premium payments, increasing from an expected $38.2 million to $39.3 million. Barring significant mortality improvements (i.e., medical advancements relating to the medical conditions of insureds), however, the fact that actual results have differed from the expectations derived from the probabilistic method of projecting cash flows should ordinarily result in greater cash flows later in the portfolio’s servicing period.

We update and revise our projected future cash flows each month using the probabilistic method to reflect the actual experience within our life insurance policy portfolio to date. We use the current future cash flow projection to generate our expected internal rate of return on the life insurance policy portfolio we own. We would expect to change our method of calculating our future cash flows only if leading actuarial firms no longer believed such methodology was the most appropriate means of generating projected cash flows from a life insurance policy portfolio. Any change to the pricing model, methodology, premium forecasting assumptions, cash flow projections, or the mortality assumptions accompanied therewith that increase the projected cost of insurance premiums or decrease the probability of mortality could have a material and adverse impact on our results of operations and cash flows. Ultimately, this could adversely affect our ability to meet our debt service and repayment obligations, including our obligations under the debentures.

Risks Related to Our Renewable Secured Debentures and Series I Subsidiary Secured Notes

We may not be able to raise the capital that we are seeking, and may be unable to meet our overall business objectives of growing a larger, more statistically diverse portfolio of life insurance policies without the proceeds from the sale of Renewable Secured Debentures.

Arque Capital serves as our underwriter in the offering of the Renewable Secured Debentures on a best-efforts basis. And, although Arque Capital has agreed to use its best efforts in the offer and sale of the Renewable Secured Debentures, there is no minimum aggregate principal amount of Renewable Secured Debentures that we must sell prior to accessing investor funds, and we may not be able to sell the debentures that we are seeking to sell in offering. Consequently, the additional capital we are seeking may not ultimately be obtained.

While we plan to continue the offering of our Renewable Secured Debentures in support of our overall business objectives of growing a larger, more statistically diverse portfolio that is more likely to meet our actuarial cash flow projections, if we are unable to continue the offering for any reason we may be unable to meet that goal. In addition, if holders of our subsidiary secured notes were to fail to renew those notes with the frequency we have historically experienced, and actual cash flows from our portfolio of life insurance policies do not occur as our actuarial projections have forecasted, we could be forced to sell our investments in life insurance policies in order to service or satisfy our debt-related obligations. If we are forced to sell investments in life insurance policies, we may be unable to sell them at prices we believe are appropriate. In any such event, our business may be materially and adversely impacted.

We depend upon cash distributions from our subsidiaries, and contractual restrictions on distributions to us or adverse events at one of our operating subsidiaries could materially and adversely affect our ability to pay our debts, including our obligations under the debentures, and to continue to operate our business.

GWG Holdings is a holding company. As a holding company, we conduct our operations through our operating subsidiaries, and our only significant assets are the capital stock of our subsidiaries. Accordingly, our ability to meet our cash obligations, including our obligations under the debentures, depends in part upon the ability of our subsidiaries to make cash distributions to us. The ability of our subsidiaries to make distributions to us is, and will continue to be, restricted by certain negative covenants relating to our revolving credit facility. DLP Funding II is the borrower under our revolving credit facility. See note 6 to our consolidated financial statements. The significant majority of insurance policies owned by the Company are subject to a collateral arrangement with the agent for our revolving credit lender, as described in note 2 to the consolidated financial statements. Under this arrangement, collection and escrow accounts are used to fund purchases and premiums of the insurance policies and to pay interest and other charges under its revolving credit facility. The lender and its agent must authorize all disbursements from these accounts, including any distributions to GWG Life. Distributions are limited to an amount that would result in the borrowers (us) realizing an annualized rate of return on the equity funded amount for such assets of not more than 18%, as determined by the agent. After such amount is reached, the credit agreement requires that excess funds be used to fund repayments or a reserve account in certain amount, before any additional distributions may be made.

If any of the above limitations were to materially impede the flow of cash to us, such fact would materially and adversely affect our ability to service and repay our debt, including obligations under the debentures. In addition, any adverse event at the subsidiary level, such as a declaration of bankruptcy, liquidation or reorganization or an event of default under our revolving credit facility, could materially and adversely affect the ability of our subsidiaries to make cash distributions to us. Just as with a material contractual impediment to cash flow, any such subsidiary corporate event would materially and adversely affect our ability to service and repay our debt, including obligations under the debentures and negatively impact our ability to continue operations.

Subordination provisions contained in the indenture will restrict the ability of the trustee or the Renewable Secured Debentures holders to enforce their rights against us under the indenture, including the right to payment on the Renewable Secured Debentures, if a default then exists under our senior revolving credit facility.

The Renewable Secured Debentures will be subordinate in right of payment to any claims of the senior lender under our revolving credit facility. In this regard, subordination provisions limiting the right of Renewable Secured Debentures holders to enforce their rights are contained in the indenture. These provisions include:

●	a prohibition on challenging any enforcement action taken by a senior lender or interfering with any legal action or suits undertaken by a senior lender against us and our affiliates;

●
a 180-day standstill period during which there may not be brought any action to enforce an event of default against us or our affiliates unless our revolving credit facility has been repaid in full, which period may be extended if the credit facility provider takes action during such standstill period; and

●	a prohibition on filing a bankruptcy or insolvency case against us or our affiliates for at least one year plus one day after the revolving credit facility lender has been paid in full.

Furthermore, in the event of a default, we will be prohibited from making any payment, direct or indirect (whether for interest, principal, as a result of any redemption or repayment at maturity, on default, or otherwise), on the Renewable Secured Debentures and any other indebtedness, and neither the holders of the Renewable Secured Debentures nor the trustee will have the right, directly or indirectly, to sue to enforce the indenture or the Renewable Secured Debentures, if a default or event of default under any senior credit facility has occurred and is continuing, or if any default or event of default under any senior credit facility would result from such payment. This payment restriction will generally remain in effect unless and until: (i) the default and event of default respecting the senior credit facility has been cured or waived or has ceased to exist; and (ii) the end of the period commencing on the date the indenture trustee receives written notice of default from a holder of such credit facility and ending on the earlier of (1) the indenture trustee’s receipt of a valid waiver of default from the holder of a credit facility; or (2) the indenture trustee’s receipt of a written notice from the holder of a credit facility terminating the payment blockage period.

Other provisions of the indenture permit the trustee to take action to enforce the right of Renewable Secured Debentures holders to payment after 179 days have passed since the trustee’s receipt of notice of default from the senior lender, but in such case any funds paid as a result of any such suit or enforcement action shall be applied toward the senior credit facility until the facility is indefeasibly paid in full before being applied to the debentures. These subordination provisions present the risk that, upon any default by us on obligations owed under our senior debt, the holders of the debentures will be unable to enforce their right to payment.

If the 180-day standstill period noted above or any other limitation on the rights of the trustee or debenture holders to assert their rights to payment of principal or interest under the indenture or Renewable Secured Debentures is ultimately determined to conflict with provisions of the Trust Indenture Act of 1939 (most notably sections 316(b) and 317(a) of that Act), then the trustee, as well as any holder who shall not have earlier consented to such subordination provisions, shall (notwithstanding such provision contained in the indenture) be authorized to institute a lawsuit for the enforcement of any payment of principal or interest after their respective due dates.

The collateral granted as security for our obligations under the Renewable Secured Debentures and Series I subsidiary secured notes may be insufficient to repay the indebtedness upon an event of default.

Our Renewable Secured Debentures and Series I subsidiary secured notes are structurally subordinate to all obligations of our wholly owned subsidiary DLP Funding II. Importantly in this regard, DLP Funding II owns the most of our life insurance policies and is the borrower under the credit facility. This means that holders of the Renewable Secured Debentures and Series I subsidiary secured notes will have a junior position to the claims of our senior credit facility provider.

Thus, Renewable Secured Debentures and Series I subsidiary secured notes are subordinate to all senior secured debt we have or may incur, to the extent of the value of the assets securing that debt. Importantly, as the issuers of the Renewable Secured Debentures and Series I subsidiary secured notes which has granted a general security interest in its assets as collateral security for its obligations under those obligations, GWG Holdings’ most significant assets are cash and its investment in subsidiaries. GWG Holdings’ total assets at December 31, 2012 were approximately $85.7 million, of which approximately $60.6 million was its investment in subsidiaries. Because GWG Holdings is a guarantor of amounts owing under our revolving credit line (the outstanding principal amount of which was $71.0 million at December 31, 2012), this amount of assets is presently insufficient to provide certain security for the Renewable Secured Debentures. Moreover, while the indenture governing the Renewable Secured Debentures limits the amount of debt we and our subsidiaries can incur (through the debt coverage ratio covenant contained in Section 6.1 of the indenture), the indenture permits us and our subsidiaries to incur secured debt (subject to the debt coverage ratio) that may be senior to the Renewable Secured Debentures. For more information relating to the debt coverage ratio, please refer to the risk factor below captioned “Because we intend to hold our life insurance policies to their maturity,” page 23.

As indicated above, as of December 31, 2012, we had approximately $71.0 million of outstanding secured indebtedness under our revolving credit facility that is senior to the debentures. In addition, the guarantee and associated grant of collateral security by GWG Life for our obligations under the Renewable Secured Debentures may offer security that is insufficient to provide certain security for the debentures. Like GWG Holdings, GWG Life’s most significant asset is its investment in its subsidiaries (in this case, DLP Funding II). GWG Life’s total assets at December 31, 2012 were approximately $101.3 million, of which approximately $96.9 million was its investment in subsidiaries.

Because of the foregoing, and because of the fact that 98% of our life insurance policies representing approximately 99% of the face value of our life insurance policy benefits as of December 31, 2012 are held in our DLP Funding II subsidiary (and all of those assets serve as collateral security for our obligations under the revolving credit facility), debenture holders risk the possibility that the collateral security we have granted for our obligations under the debentures may be insufficient to repay the debentures upon an event of default.

If a significant number of holders of our Series I subsidiary secured notes demand repayment of those notes instead of renewing them, and at such time we do not have access to sufficient capital, we may be forced to liquidate some of our life insurance policy assets, which could have a material and adverse impact on our results of operations.

Our direct and wholly owned subsidiary, GWG Life, has issued and outstanding approximately $38.6 million in Series I subsidiary secured notes as of December 31, 2012. By virtue of GWG Life’s full and unconditional guarantee of obligations under the debentures, and other agreements contained in or made in connection with the indenture, the Renewable Secured Debentures are pari-passu in right of payment and collateral with such Series I subsidiary secured notes. The indenture for the Renewable Secured Debentures, and the note issuance and security agreement for the Series I subsidiary secured notes, each provide for cross defaults upon an event of default under the provisions of the other agreement (i.e., an event of default under the note issuance and security agreement will constitute an event of default under the indenture for the Renewable Secured Debentures, and vice versa).

The renewal terms of the Series I subsidiary secured notes have auto-renewal features. Since we first issued our Series I subsidiary secured notes, we have experienced $86,399,000 in maturities, of which $67,876,000 has renewed for an additional term as of December 31, 2012. This has provided us with an aggregate renewal rate of approximately 79% for investments in our subsidiary secured notes. Future contractual maturities of Series I Secured notes payable at December 31, 2012 are as follows:

Years Ending December 31,
2013	$19,603,000
2014	8,462,000
2015	4,520,000
2016	1,145,000
2017	4,085,000
Thereafter	755,000
$38,570,000

The renewal terms of the Renewable Secured Debentures have auto-renewal features.  Since we first issued our Renewable Secured Debentures, we have experienced $1,308,000 in maturities, of which $1,283,000 has renewed for an additional term as of December 31, 2012.  This has provided us with an aggregate renewal rate of approximately 98% for investments in our Renewable Secured Debentures. Future contractual maturities of Renewable Secured Debentures at December 31, 2012 are as follows:

Years Ending December 31,
2013	$10,831,000
2014	10,071,000
2015	19,060,000
2016	3,756,000
2017	4,522,000
Thereafter	9,369,000
$57,609,000

If investors holding existing indebtedness with short-term maturities do not elect to renew and we do not, at such time, have access to sufficient capital, we may need to liquidate some of our investments in life insurance policies earlier than anticipated. In such an event, we may be unable to sell those life insurance policies at prices we believe are fair or otherwise appropriate and such sales could have a material and adverse impact on our results of operations.

Because we intend to hold our life insurance policies to their maturity, we therefore measure our debt coverage ratio against our current cost of financing, which may not reflect the sale price if we had to liquidate the policies.

We intend and expect to hold the life insurance policy investments until they are paid out at the mortality of the insured. As a result, we measure our debt coverage ratio based on the portfolio’s gross expected yield against the interest cost of our total debt obligations to finance the portfolio. The debt coverage ratio, expressed as a percentage, is defined as the ratio of (i) total amounts outstanding on any indebtedness for borrowed money, over (ii) the net present asset value of all life insurance assets we own, plus any cash held in our accounts. For this purpose, the net present asset value is calculated as the present value of the life insurance portfolio’s expected future cash flows discounted at the weighted average interest rate of the indebtedness for the previous month. Under the indenture for our Renewable Secured Debentures, the maximum amount of debentures we may issue at any time is limited to an amount such that our debt coverage ratio does not exceed 90%. This limitation is designed to provide some comfort to holders of our debt that the value of our assets exceeds our obligations to those holders. Nevertheless, the debt coverage ratio is not based on the fair value of our life insurance policy assets, which may be different—greater or less—than the amount we would receive if we were forced to sell those assets in the marketplace.

Our controlling stockholders and principal executives are involved in a litigation “clawback” claim made by a bankruptcy trustee to an affiliate, and it is possible that the trustee may assert claims against our company.

Our Chief Executive Officer, Jon R. Sabes and Chief Operating Officer, Steven F. Sabes, who together beneficially own approximately 86.1% of our common stock, are subject to litigation relating to claims by a bankruptcy trustee for loan payments made to an affiliate, Opportunity Finance, LLC. Such payments may ultimately be deemed to be avoidable transfers under preference or other legal theories. Case No. 08-45257 (U.S. Bankruptcy Court District of Minnesota). In addition, GWG Holdings invested $1 million in Opportunity Finance, LLC in 2006 and was repaid and received $176,948 of interest income from that investment in 2007. To date, no claim has been made against GWG Holdings.

While we believe there are numerous meritorious defenses to the claims made by the bankruptcy trustee, and we are advised that the defendants in that action will vigorously defend against the trustee’s claims, such defendants may not prevail in the litigation with the bankruptcy trustee. If the bankruptcy trustee sought to sell or transfer the equity interests of Jon R. Sabes or Steven F. Sabes as a result of the litigation, there could be a change in control of the Company and our business together with all of our investors, including investors in our Renewable Secured Debentures, could be materially and adversely impacted. Such adverse results would likely arise in connection with negative change-in-control covenants contained in our revolving credit facility agreements, the breach of those covenants and an ensuing event of default under such facility. In addition, if the bankruptcy trustee sought to sell or transfer the equity interests of Jon R. Sabes or Steven F. Sabes as a result of the litigation, such transfers would adversely affect Renewable Secured Debentures holders by reducing the number of shares of common stock of GWG Holdings that have been pledged as collateral security for our obligations under the Renewable Secured Debentures. Finally, regardless of the outcome of this litigation, these matters are likely to distract management and reduce the time and attention that they are able to devote to our business.

The loss of the services of our current executives or other key employees, or the failure to attract additional key individuals, would materially adversely affect our business operations and prospects.

Our financial success is dependent to a significant degree upon the efforts of our current executive officers and other key employees.
In addition, our revolving credit facility requires Messrs. Jon R. Sabes and Steven F. Sabes to generally remain active within the business. We have entered into employment agreements with Messrs. Jon R. Sabes, Steven F. Sabes, Paul A. Siegert and Jon Gangelhoff. Nevertheless, there can be no assurance that these individuals will continue to provide services to us. A voluntary or involuntary termination of employment could have an adverse effect on our business operations if we were not able to attract qualified replacements in a timely manner. At present, we do not maintain key-man life insurance policies for any of these individuals. In addition, our success and viability is also dependent to a significant extent upon our ability to attract and retain qualified personnel in all areas of our business, especially our sales, policy acquisition, and financial management team. If we were to lose the members of our respective service teams, we would need to replace them with qualified individuals in a timely manner or our business operations and prospects could be adversely impacted.

We have the discretion to purchase assets, including life insurance policies, through different subsidiaries, and to transfer assets among our subsidiaries. Any decision to purchase or hold title to assets in one subsidiary, as opposed to a different subsidiary, may affect the value of collateral security for our obligations.

We may at our discretion direct the purchase of policies by, and the sale of policies and other assets amongst, different subsidiaries of GWG Holdings as a method of asset and liability management and to attempt to maintain diversification and certain ratios in our investment portfolio. Purchases of assets in, or movements of assets amongst, different subsidiaries could affect the value of the collateral security for obligations under the debentures. For example, purchases through, or transfers of life insurance policies to, DLP Funding II would cause the policies acquired by DLP Funding II to become collateral for our revolving credit facility, whereas purchases through, or transfers of life insurance policies to, GWG Life would cause the policies acquired by GWG Life to become collateral for the debentures. Moreover, we determine the sales prices for intracompany (consolidated) transfers of assets, including life insurance policies, amongst our subsidiaries. In the case of life insurance policies, intracompany sales are generally priced at the sum of the total amount theretofore advanced on the outstanding policies as of the date of transfer. These purchase prices will ordinarily not be equivalent to the fair value of the policies at the time of the transfer. Accordingly, purchases of assets such as life insurance policies through, or transfers of such assets to, different subsidiaries may affect the value of collateral security for different classes of holders of our debt.

We are an “emerging growth company” and our election to delay adoption of new or revised accounting standards applicable to public companies may result in our financial statements not being comparable to those of some other public companies.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we intend to take advantage of exemptions from certain reporting requirements available to “emerging growth companies” under that Act, including but not limited to not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (relating to the effectiveness of our internal control over financial reporting), reduced disclosure obligations regarding executive compensation in our periodic reports and any proxy statements we may be required to file, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.  In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can delay the adoption of certain accounting standards until those standards would apply to private companies.

We are electing to delay such adoption of new or revised accounting standards and, as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies that are not “emerging growth companies.” Consequently, our consolidated financial statements may not be comparable to the financial statements of other public companies.  We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”  In this regard, we will remain an “emerging growth company” for up to five years after the first sale of our common equity securities under an effective registration statement, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an “emerging growth company” as of the next following December 31.

The protection provided by the federal securities laws relating to forward-looking statements does not apply to us. The lack of this protection could harm us in the event of an adverse outcome in a legal proceeding relating to forward-looking statements made by us.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to certain issuers, including issuers that do not have their equity traded on a recognized national securities exchange. Our common stock does not trade on any recognized national securities exchange. As a result, we will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading. The lack of this protection in a contested proceeding could harm our financial condition.

Advances previously made to members of our executive management and outstanding at the time that we initially filed the registration statement for our Renewable Secured Debentures may be deemed violations of Section 402 of the Sarbanes-Oxley Act of 2002. That law prohibits public reporting companies from extending or maintaining credit to directors or executive officers in the form of a personal loan. Any such violations could have material and adverse effect upon our reputation and business.

Prior to our conversion from a limited liability company to a corporation and the filing of the registration statement for our Renewable Secured Debentures, we made certain advances to our executive management personnel, Messrs. Jon R. Sabes, Steven F. Sabes and Paul A. Siegert, that were to be repaid by such individuals upon or in connection with operating distributions to be paid by us when the Company had cash flow sufficient to make distributions on account of their ownership interests in the Company. For further information, please refer to the “Executive Compensation” section of this report the “—Summary Compensation Table,” “—Employment Agreements and Change-in-Control Provisions,” and “—Related-Party Transactions” captions thereunder.

Each of Messrs. Jon R. Sabes, Steven F. Sabes and Paul A. Siegert have repaid all outstanding advances, including all interest accrued thereon. However, because such loan advances remained outstanding at the time that we initially filed such registration statement with the SEC, we may be deemed to have inadvertently violated Section 402 of the Sarbanes-Oxley Act of 2002, which prohibits “issuers” from extending or maintaining credit to directors or executive officers in the form of a personal loan. As defined under the Sarbanes-Oxley Act of 2002, the term “issuer” includes, in addition to public companies, a company that has filed a registration statement that has not yet become effective under the Securities Act of 1933 and that has not been withdrawn. Although we believe that the loan advances constitute business loans, as opposed to personal loans, regulatory authorities may not agree with this assessment if the matter is investigated and claims alleging a violation are pursued. On July 27, 2011, Messrs. Jon R. Sabes, Steven F. Sabes and Paul A. Siegert repaid their loan balances.

Violations of the Sarbanes-Oxley Act of 2002 could result in significant penalties, including censure, cease and desist orders, revocation of registration and fines. It is also possible that the criminal penalties could exist, although criminal penalties require a related violation to have been willful, and not the result of an innocent mistake, negligence or inadvertence. In the end, it is possible that we could face any of these potential penalties or results, and any action by administrative authorities, whether or not ultimately successful, could have a material and adverse effect upon our reputation and business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our principal executive offices are located at 220 South Sixth Street, Suite 1200, Minneapolis, Minnesota 55402. At that location, we lease 11,695 square feet of space for a lease term expiring in August 2015. We believe that these facilities are adequate for our current needs and that suitable additional space will be available as needed.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Stock

There is no established trading market for our common stock.

Record Holders

As of March 27, 2013, we had nine holders of record of our common stock.

Dividends

On July 27, 2011, we paid aggregate dividends totaling approximately $2.3 million to certain of our shareholders, which amount reflected the amount of unsecured notes receivable due to us from such shareholders as of such date. Such shareholders immediately repaid their balance due on each note and the related accrued interest in full.

We have not paid any other dividends on our common stock during the fiscal years ended December 31, 2011 and 2012, or during the interim period through the date of this report, and we do not expect to pay additional cash dividends or make any other distributions in the foreseeable future.  We presently intend to retain all earnings, if any, to provide for our growth and reduce our debt levels. The payment of cash dividends on common stock in the future, if any, will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, loan agreement restrictions, our financial condition and other factors deemed relevant by our Board of Directors.  The indenture between us and Bank of Utah as the indenture trustee, under which our Renewable Secured Debentures are issued, generally restricts us from declaring or paying dividends unless no default and no event of default with respect to the debentures exists or would exist immediately following the declaration or payment of the dividend.

Use of Proceeds

Our Form S-1 registration statement relating to our public offer and sale of “Renewable Secured Debentures” (File Nos. 333-174887 and 333-174887-01) was declared effective by the SEC on January 31, 2012, and our offering of debentures commenced on such date. The debentures are secured in part by a guarantee from our subsidiary GWG Life and an associated grant of a security interest in substantially all of the assets of GWG Life, which guarantee was also registered as a security under the referenced registration statement. Arque Capital Ltd. serves as our managing broker-dealer and underwriter for the offering.

The registration statement covers up to $250 million in principal amount of debentures. From January 31, 2012 through December 31, 2012, we sold a total of $57,609,000 in principal amount of debentures, and incurred associated underwriting commissions, and expenses paid or payable to underwriters in the amount of $3,241,000 of which $506,000 was amortized. In addition, as of December 31, 2012 we had an un-papered receipt of $845,000 resulting in aggregate net proceeds of $55,719,000. None of the payments for offering expenses were directly or indirectly made to our directors or officers (or their associates), our affiliates, or to persons owning 10% or more of any class of our equity securities.

The net proceeds from the offering were used by the Company to acquire additional life insurance policies, as indicated below under the "Use of Proceeds" caption in the "Management's Discussion and Analysis of Financial Condition and Results of Operation" section of this report (Item 7). No net proceeds were used for direct or indirect payments to our directors or officers (or their associates), our affiliates, or to persons owning 10% or more of any class of our equity securities.

Unregistered Sales of Equity Securities

From January 1, 2012 through December 31, 2012, we sold 1,419,000 shares of Series A preferred stock for an aggregate of $10,640,000 (i.e., $7.50 per share), and issued related three-year warrants to purchase up to 694,000 shares of our common stock at an exercise price of $6.25 per share. Of this aggregate purchase price, $6,414,000 was received in cash and $4,226,000 was received upon surrender of earlier issued Series I subsidiary secured notes (including principal and interest). In addition, 81,000 shares of Series A preferred stock were issued as settlement of dividends payable. We paid aggregate placement commissions of approximately $1,051,000 and issued warrants to brokers valued at approximately $340,000 in connection with the sale of the Series A preferred stock. Since inception, we have sold an aggregate of 3,278,000 shares of Series A preferred stock for an aggregate of $24,582,000 (i.e., $7.50 per share), and issued related three-year warrants to purchase up to 832,000 shares of our common stock at an exercise price of $6.25 per share.  Each share of Series A preferred stock is convertible into one and one-half shares of our common stock at a price of $5.00 per share at either (i) the election of the holder, or (ii) the election of the Company upon the issuance and registration of a minimum of $5,000,000 in common stock at a price of $5.00 per share. We offered and sold the Series A preferred stock solely to accredited investors and, as a result, offered and sold these securities in reliance on the exemption available under Rule 506 of the Securities Act of 1933.

Preferred shareholders may redeem their shares for the stated value of $7.50 per share, plus accrued dividends, according to the following schedule: up to 33% of the holder's unredeemed shares one year after issuance, up to 66% of the holder's unredeemed shares two years after issuance, and up to 100% of the holder's unredeemed shares three years after issuance.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with the consolidated financial statements and accompanying notes and the information contained in other sections of this report. This discussion and analysis is based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The statements in this discussion and analysis, as well as disclosures included under the heading "Business" and elsewhere in this report, concerning expectations regarding our future performance, liquidity and capital resources, as well as other non-historical statements, are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including those identified under the heading "Risk Factors".  Our actual results could differ materially from those suggested or implied by any forward-looking statements.

Overview

We are engaged in the emerging secondary market for life insurance policies. We acquire life insurance policies in the secondary market from policy owners desiring to sell their policies at a discount to the face value of the insurance benefit. Once we purchase a policy, we continue paying the policy premiums in order to ultimately collect the face value of the insurance benefit. We seek hold the individual policies to maturity, in order to ultimately collect the policy’s benefit upon the insured’s mortality. Our strategy is to build a profitable (purchased at discounts sufficient to provide a positive return on investment) and large portfolio of policies (greater than 300 policies) that are well diversified in terms of insurance carriers and the mortality profiles of insureds. We believe that diversification among insurers, mortality profiles, and medical conditions will lower our overall risk exposure, and that a larger number of individual policies (diversification in overall number) will provide our portfolio with greater actuarial stability.

In 2012, we received $7,350,000 in policy benefits and recognized $6,283,000 of revenue therefrom. In addition, we recognized revenue of $11,154,000 from the change in fair value of our life insurance policies, net of premiums and carrying costs. Interest expense, including amortization of the deferred financing costs, was $10,879,000 for the twelve months ended December 31, 2012, and selling, general and administrative expenses for the twelve months ended December 31, 2012 were $6,467,000.  Income tax expense for the twelve months ended December 31, 2012 was $1,193,000. Our net loss in 2012 was $1,013,000.

Critical Accounting Policies

Critical Accounting Estimates

The preparation of our consolidated financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our judgments, estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions and conditions. We evaluate our judgments, estimates and assumptions on a regular basis and make changes accordingly. We believe that the judgments, estimates and assumptions involved in the accounting for the valuation of investments in life insurance policies have the greatest potential impact on our consolidated financial statements and accordingly believe these to be our critical accounting estimates. Below we discuss the critical accounting policies associated with these estimates as well as certain other critical accounting policies.

Ownership of Life Insurance Policies—Fair Value Option

Our primary business involves the purchasing and financing of life insurance policies. As such, we account for the purchase of life insurance policies in accordance with ASC 325-30, Investments in Insurance Contracts, which requires us to use either the investment method or the fair value method. The election is made on an instrument-by-instrument basis and is irrevocable. We have elected to account for these life insurance policies as investments using the fair value method.

We initially record our purchase of life insurance policies at the transaction price, which is the amount paid for the policy, inclusive of all fees and costs associated with the acquisition. The fair value of the investment in insurance policies is evaluated at the end of each reporting period. Changes in the fair value of the life insurance policies are based on periodic evaluations and are recorded as changes in fair value of life insurance policies in our consolidated and combined statement of operations. The fair value is determined as the net present value of the life insurance portfolio’s future expected cash flows that incorporates current life expectancy and discount rate assumptions.

In addition to reporting our results of operations and financial condition based on the fair value of our life insurance policies as required by GAAP, management also makes calculations based on the weighted average expected internal rate of return of the policies. See “Non-GAAP Financial Measures” below.

Valuation of Insurance Policies

Unobservable inputs, as discussed below, are a critical component of our estimate for the fair value of our investments in life insurance policies. We currently use a probabilistic method of valuing life insurance policies, which we believe to be the preferred and most prevalent valuation method in the industry. In this regard, the most significant assumptions we make are the life expectancy of the insured and the discount rate.

In determining the life expectancy estimate, we generally use actuarial medical reviews from independent medical underwriters. These medical underwriters summarize the health of the insured by reviewing historical and current medical records. The medical underwriters evaluate the health condition of the insured in order to produce an estimate of the insured’s mortality—a life expectancy report. In the case of a small face policy ($500,000 face value or less), we may use one life expectancy report or estimate life expectancy based on a modified methodology. The life expectancy report represents a range of probabilities for the insured’s mortality against a group of cohorts with the same age, sex and smoking status. These mortality probabilities represent a mathematical curve known as a mortality curve, which is then used to generate a series of expected cash flows from the life insurance policy over the expected lifespan of the insured. A discount rate is used to calculate the net present value of the expected cash flows. The discount rate represents the internal rate of return we expect to earn on investments in a policy or in the portfolio as a whole. The discount rate used to calculate fair value of our portfolio incorporates the guidance provided by ASC 820, Fair Value Measurements and Disclosures.

The table below provides the discount rate used to estimate the fair value of the life insurance policies for the period ending:

December 31, 2012	December 31, 2011
12.08%	13.41%

The change in the discount rate incorporates current information about market interest rates, the credit exposure to the issuing insurance companies and our estimate of the risk premium an investor would require to receive the future cash flows derived from our portfolio of life insurance policies.

We engaged a third party, Model Actuarial Pricing Systems (MAPS), to prepare a third-party valuation of our life settlement portfolio. MAPS owns and maintains the portfolio pricing software used by the Company. MAPS processed policy data, future premium data, life expectancy data, and other actuarial information supplied by the Company to calculate a net present value for our portfolio using the specified discount rate of 12.08%. MAPS independently calculated the net present value of our portfolio of 211 policies to be $164,317,000, which is the same fair value estimate used by the Company on the balance sheet as of December 31, 2012, and furnished us with a letter documenting its calculation. A copy of such letter is filed as Exhibit 99.1 to this report.

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

Deferred Income Taxes

FASB ASC 740, Income Taxes, requires us to recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established for any portion of deferred tax assets that is not considered more likely than not to be realized.

A valuation allowance is required to be recognized to reduce deferred tax assets to an amount that is more likely than not to be realized.  Realization of deferred tax assets depends upon having sufficient past or future taxable income in periods to which the deductible temporary differences are expected to be recovered or within any applicable carryback or carryforward periods. We believe that it is more likely than not that we will be able to realize all deferred tax assets other than that which is expected to result in a capital loss.

We have provided a valuation allowance against the deferred tax asset related to a note receivable because we believes that, when realized for tax purposes, it will result in a capital loss that will not be utilized because we have no expectation of generating a capital gain within the applicable carry-forward period. Therefore, we do not believe that it is more likely than not that the deferred tax asset will be realized.

Deferred Financing and Issuance Costs

Financing costs incurred to obtain financing under the revolving credit facility have been capitalized and are amortized using the straight-line method over the term of the revolving credit facility.  The Series I Secured note obligations  are reported net of issuance costs, sales commissions and other direct expenses, which are amortized using the interest method over the term of each respective borrowing.  The Renewable Secured Debentures are reported net of issuance costs, sales commissions and other direct expenses, which are amortized using the interest method over the term of each respective borrowing.  The Series A preferred stock is reported net of issuance costs, sales commissions, including the fair value of warrants issued, and other direct expenses, which are amortized using the interest method as interest expense over the three year redemption period.

Certain matters discussed in this section of this report, and elsewhere in this report, are forward-looking statements.  We have based these forward-looking statements on our current expectations and projections about future events.  Nevertheless, these forward-looking statements are subject to risks, uncertainties and assumptions about our operations and the investments we make, including, among other things, factors discussed in the “Risk Factors” section of this report and the following:

●	changes in the secondary market for life insurance;
●	our limited operating history;
●	the valuation of assets reflected on our financial statements;
●	the reliability of assumptions underlying our actuarial models;
●	our reliance of debt financing;
●	risks relating to the validity and enforceability of the life insurance policies we purchase;
●	our reliance on information provided and obtained by third parties;
●	federal and state regulatory matters;
●	additional expenses, not reflected in our operating history, related to being a public reporting company;
●	competition in the secondary life insurance market;
●	the relative illiquidity of life insurance policies;
●	life insurance company credit exposure;
●	economic outlook;
●	performance of our investments in life insurance policies;
●	financing requirements;
●	litigation risks; and
●	restrictive covenants contained in borrowing agreements.

Forward-looking statements can generally be identified by the use of words like “believes,” “could,” “possibly,” “probably,” “anticipates,” “estimates,” “projects,” “expects,” “may,” “will,” “should,” “seek,” “intend,” “plan,” “expect” or “consider,” or the negative of these expressions or other variations, or by discussions of strategy that involve risks and uncertainties.  All forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements.

We caution you that the forward-looking statements in this report are only estimates and predictions, or statements of current intent.  Actual results or outcomes, or actions that we ultimately undertake, could differ materially from those anticipated in the forward-looking statements due to risks, uncertainties or actual events differing from the assumptions underlying these statements.

Principal Revenue and Expense Items

We earn revenues from three primary sources as described below.

Policy Benefits Realized.  We recognize the difference between the death benefits and carrying values of the policy when an insured event has occurred and the Company determines that settlement and ultimate collection of the death benefits is realizable and reasonably assured. Revenue from a transaction must meet both criteria in order to be recognized.  We generally collect the face value of the life insurance policy from the insurance company within 45 days of the insured’s mortality.

Sale of a Life Insurance Policy or a Portfolio of Life Insurance Policies.  In an event of a sale of a policy the Company recognizes gain or loss as the difference between the sale price and the carrying value of the policy on the date of the receipt of payment on such sale.

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

Selling, General and Administrative Expenses.  We recognize and record expenses incurred in the operations of the purchasing and servicing of life insurance policies.  These expenses include professional fees, salaries, and sales and marketing expenditures.

Interest Expense.  We recognize and record interest expenses associated with the costs of financing our life insurance portfolio for the current period.  These expenses include interest paid to our senior lender under our revolving credit facility, as well as all interest paid on our debentures and other outstanding indebtedness such as our subsidiary secured notes and dividends on convertible, redeemable preferred stock.  When we issue long-term indebtedness, we amortize the issuance costs associated with such indebtedness over the outstanding term of the financing, and classify it as interest expense.

Results of Operations — 2012 Compared to 2011

The following is our analysis of the results of operations for the periods indicated below.  This analysis should be read in conjunction with our consolidated financial statements and related notes.

Revenue. Revenue recognized from the receipt of policy benefits was $6,283,000 in 2012. Revenue recognized from the receipt of policy benefits was $2,810,000 in 2011.  Revenue recognized from the change in fair value of our life insurance policies, net of premiums and carrying costs, was $11,154,000 in 2012 and $14,994,000 in 2011. The change in fair value related to new policies acquired during 2012 and 2011 was $12,242,000 and $10,843,000 respectively.  In each case, the increases in fair value were due to changes in the discount rates we use to calculate the net present value of cash flows expected from our portfolio of life insurance policies, change in fair value of policies acquired during the period, and aging of the policies. Decreases in fair value were due to changes in life expectancy estimates. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance companies that issued the life insurance policies in our portfolio and our estimate of the risk premium an investor would require to receive the future cash flows from our portfolio of life insurance policies. The discount rate used to estimate the fair value of the life insurance policies we own was 12.08% as of December 31, 2012, compared to 13.41% for the same date in 2011. The decrease in discount rate was due to an increase in the size and diversity of policies held in our portfolio of life insurance policies that resulted in lower risk premium to a potential buyer. The carrying value of policies acquired during each quarterly reporting period are adjusted to their current fair value using the fair value discount rate applied to the portfolio as of that reporting date.

Expenses. Interest expense, including amortization of the deferred financing costs as well as preferred stock dividends, was $10,879,000 during 2012 compared to $7,860,000 during 2011, an increase of $3,019,000. The increase was due to increased average debt outstanding, increased Series A preferred stock, and increased issuance cost paid being amortized during 2012.  Selling, general, and administrative expenses were $6,467,000, and $8,523,000 for 2012 and 2011, respectively; a decrease of $2,056,000.  This decrease is mostly due to $3,595,000 one time investment banking fee paid in the third quarter of 2011 offset by increase in compensation, printing, travel and marketing costs during 2012.

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

Income tax expense was $1,193,000 in 2012. The effective tax rate for the twelve months ended December 31, 2012, was 696.6%, compared to a statutory rate of 40.5%. In 2012 there is a significant permanent difference between income before income taxes and taxable income. This permanent difference results from the inclusion of convertible redeemable preferred stock dividends as an interest expense, however the dividends are not deductible for income tax reporting purposes. The dividends charged to interest expense were $2,227,000 and $335,000 in 2012 and 2011, respectively. Excluding the impact of the dividends and other permanent differences, the effective tax rate for the twelve months ended December 31, 2012 would have been 40.5%.

The most significant temporary differences between GAAP net income and tax net income are the treatment of interest costs, premium payments and revenue recognition on the portfolio of life insurance policies.

Liquidity and Capital Resources

We finance our business through a combination of policy benefit revenues, origination fees, equity offerings, debt offerings, and a credit facility. We have used our debt offerings and credit facility primarily for policy acquisition, policy servicing and portfolio related financing expenditures. We charge an intercompany origination fee in the amount of one to four percent of the face value of a life insurance policy’s benefit when we acquire the related life insurance policy.  The origination fee we charge is included in the total purchase price we pay for a life insurance policy for our purposes and of our valuation and expected internal rate of return calculations, but is not netted against the purchase price we pay to a seller of an insurance policy. We generated cash flows of $2,539,000 and $2,430,000 from origination fees in 2012 and 2011 respectively.  Profit from intra-company origination fees for life insurance policies retained by the Company are eliminated from our consolidated statements of operations. As such, the origination fees collected under our life insurance policy financing arrangements are reflected in our consolidated statements of cash flows as cash flows from financing activities as they are paid in the form of borrowings used to finance the acquisition. Our revolving bank line allows GWG DLP Funding II to borrow the funds necessary to pay origination fees to GWG Life Settlements, LLC.  Our borrowing agreements allow us to use net proceeds of the renewable secured debentures for policy acquisition, which includes origination fees. If the policy acquisition is not financed, no fees are included in the consolidated cash flows.  See “—Cash Flows” below for further information. We determine the purchase price of life insurance policies in accordance with ASC 325-30, Investments in Insurance Contracts, using the fair value method. Under the fair value method, the initial investment is recorded at the transaction price.  Since the origination fees are paid from a wholly owned subsidiary to the parent company, these fees are not included in the transaction price for our consolidated financial statements. For further discussion on our accounting policies for life settlements, please refer to note 1 to our consolidated financial statements.

As of December 31, 2012, we had approximately $42.5 million in combined available cash and available borrowing base surplus capacity under our revolving credit facility for the purpose of purchasing additional life insurance policies, paying premiums on existing policies, paying portfolio servicing expenses, and paying principal and interest on our outstanding financing obligations.

In September 2012, we concluded a Series A preferred stock offering, receiving an aggregate $24.6 million in subscriptions for our Series A preferred stock. These subscriptions consisted of $14.0 million in conversions of outstanding Series I subsidiary secured notes and $10.6 million of new investments. We have used the proceeds from the sale of our Series A preferred stock, together with the origination fees we received to purchase and finance life insurance policies to fund our operational expenditures.

In June 2011, we registered a $250.0 million debt offering of our Renewable Secured Debentures with the SEC, which registration became effective on January 31, 2012. As of December 31, 2012, we had received $58.4 million in subscriptions for our Renewable Secured Debentures.

Additionally, our wholly owned subsidiary, GWG Life Settlements, LLC, or GWG Life, issued Series I secured notes (referred to as “Series I subsidiary secured notes”) beginning in November 2009 on a private placement basis to accredited investors only. As of December 31, 2012, we had approximately $38.6 million in principal amount of Series I subsidiary secured notes outstanding.  This offering was closed in November 2011.

The weighted-average interest rate of our outstanding Series I subsidiary secured notes as of December 31, 2012 was 8.22% and the weighted-average maturity at that date was 1.43 years.  The subsidiary secured notes have renewal features.  During the twelve months ended December 31, 2012, we have experienced $35,668,000 in maturities, of which $28,935,000 has renewed for an additional term.  This has provided us with an aggregate renewal rate of 81% for investments in our subsidiary secured notes.

The weighted-average interest rate of our outstanding Renewable Secured Debentures as of December 31, 2012 was 7.65% and the weighted-average maturity at that date was 3.03 years.  The Renewable Secured Debentures have renewal features.  During the year ended December 31, 2012, we have experienced $1,212,000 in maturities, of which $1,100,000 has renewed for an additional term.  This has provided us with an aggregate renewal rate of 91% for investments in our Renewable Secured Debentures.

The Renewable Secured Debentures and Series I subsidiary secured notes are secured by all our assets, and are subordinate to our revolving credit facility with Autobahn/DZ Bank.  The Renewable Secured Debentures and Series I subsidiary secured notes are pari-passu with respect to our assets pursuant to an inter-creditor agreement, (see notes 7 and 8 to our consolidated financial statements).

We maintain a $100 million revolving credit facility with Autobahn/DZ Bank through our wholly owned subsidiary GWG DLP Funding II, or DLP Funding II. As of December 31, 2012, we had $71.0 million outstanding under the revolving credit facility and maintained an available borrowing base surplus of $15.0 million, (see note 6 to our consolidated financial statements).

We expect to meet our ongoing operational capital needs through a combination of policy benefit revenues, origination fees, and proceeds from financing transactions. We expect to meet our policy acquisition, servicing, and financing capital needs principally from the receipt of policy benefit revenues from our portfolio of life insurance policies, net proceeds from our offering of Renewable Secured Debentures, and from our revolving credit facility. Because we only receive origination fees when we purchase a policy, our receipt of those fees is contingent upon our consummation of policy purchases, which is, in turn, contingent upon our receipt of external funding. Despite recent adverse capital market conditions, including a prolonged credit crisis, we demonstrate continued access to credit and financing markets.  Furthermore, we expect to begin receiving insurance benefit payments on our portfolio of life insurance policies as the average age of the insureds increase and mortality events occur over time—which we expect to begin more significantly in 2015 and steadily increasing until 2018. As a result of the foregoing, we estimate that our liquidity and capital resources are sufficient for our current and projected financial needs. Nevertheless, if we are unable to continue our offering of Renewable Secured Debentures for any reason, and we are unable to obtain capital from other sources, we expect that our business would be materially and adversely affected. In addition, our business would be materially and adversely affected if we did not receive the policy benefits we forecast and if holders of our Renewable Secured Debentures or Series I subsidiary secured notes failed to renew with the frequency we have historically experienced. In such a case, we could be forced to sell our investments in life insurance policies, in order to service or satisfy our debt-related obligations and continue to pay policy premiums.

Capital expenditures have historically not been material and we do not anticipate making material capital expenditures in 2013 or beyond.

Debt Financings Summary

We had the following outstanding debt balances as of December 31, 2012:

Issuer/Borrower	Principal Amount Outstanding at December 31, 2012	Weighted Average Interest Rate
GWG Holdings, Inc. - Renewable Secured Debentures	$57,609,000	7.65%
GWG Life Settlements, LLC -Series I Notes, secured	38,570,000	8.22%
GWG DLP Funding II, LLC - Revolving credit facility	71,000,000	2.02%
Total	$167,179,000	5.39%

Our total credit facility and other indebtedness balance as of December 31, 2012 was $167,179,000. The total outstanding face amount under our Series I subsidiary secured notes outstanding at December 31, 2012 was $38,570,000, less unamortized selling costs of $725,000, resulting in a carrying amount of $37,845,000.  The total outstanding face amount of Renewable Secured Debentures outstanding at December 31, 2012 was $57,609,000 plus $845,000 of subscriptions in process, less unamortized selling costs of $2,735,000, resulting in a carrying amount of $55,719,000.  The fair value of our investments in life insurance policies of $164,317,000 plus our cash balance of $27,497,000 and our restricted cash balance of $2,093,000, totaled $193,907,000, representing an excess of portfolio assets over secured indebtedness of $26,728,000 at December 31, 2012. The Renewable Secured Debentures and Series I secured notes are secured by all our assets and are subordinate to our revolving credit facility with Autobahn/DZ Bank.  The Renewable Secured Debentures and Series I secured notes are pari-passu with respect to shared collateral pursuant to an inter-creditor agreement.

On January 29, 2013, GWG Holdings entered into an Amended and Restated Credit and Security Agreement with Autobahn Funding Company LLC, as the conduit lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, as the committed lender and as the agent on behalf of secured parties under such agreement.  The Amended and Restated Credit and Security Agreement extends the maturity date of borrowings made by the Company’s subsidiary, GWG DLP Funding II, LLC, to December 31, 2014, and removes certain GWG-related parties to the original Credit and Security Agreement dated June 15, 2008.  In connection with the Amended and Restated Credit and Security Agreement, GWG Holdings and its subsidiaries entered into certain other agreements and amendments and restatement of earlier agreements entered into in connection with the original Credit and Security Agreement.  Included among these other agreements was a Reaffirmation and Modification Agreement that reaffirms the performance guaranty that GWG Holdings earlier provided in connection with the original Credit and Security Agreement to DZ Bank AG Deutsche Zentral-Genossenschaftsbank, as agent.

Use of Proceeds – Renewable Secured Debentures

Our goal is to use a majority of the net proceeds from the sale of Renewable Secured Debentures to purchase additional life insurance policies in the secondary market. The amount of proceeds we apply towards purchasing additional life insurance policies will depend, among other things, on how long the debentures are offered, the amount of net proceeds that we receive from the sale of debentures being offered, the existence and timing of opportunities to expand our portfolio of insurance policy assets, our cash needs for certain other expenditures we anticipate incurring in connection with this offering and in connection with our business, and the availability of other sources of cash (e.g., our revolving credit facility).

We currently expect to allocate net offering proceeds (assuming the maximum amount of commissions, fees and allowances of 8.00% of the aggregate principal amount of Renewable Secured Debentures sold) as follows, based upon various assumed amounts of gross proceeds that we receive from the proceeds of the offering:

	Gross Offering Proceeds
	$250,000,000		$125,000,000		$62,500,000		$25,000,000
Net Offering Proceeds	229,000,000	100%	114,000,000	100%	56,500,000	100%	22,000,000	100%
Purchase Policies	178,620,000	78%	82,080,000	72%	38,420,000	68%	10,560,000	48%
Payment of Premiums	18,320,000	8%	11,400,000	10%	7,910,000	14%	4,180,000	19%
Payment of Principal and Interest	16,030,000	7%	11,400,000	10%	5,650,000	10%	4,180,000	19%
Other Expenditures	16,030,000	7%	9,120,000	8%	4,520,000	8%	3,080,000	14%

Net offering proceeds not immediately applied to the uses summarized above will be invested short-term investments such as money market funds, commercial paper, U.S. Treasury Bills and similar securities investments pending their use.

The actual use of proceeds from the sale of Renewable Secured Debentures from January 31, 2012 to December 31, 2012 is as follows:

Gross Offering Proceeds	$58,553,000
Net Offering Proceeds	54,959,000
Held in Short-Term Investments	24,840,000

Net Offering Proceeds Used	$30,119,000	100%
Purchase Policies	18,899,000	63%
Payment of Premiums	3,806,000	12%
Payment of Principal and Interest	6,242,000	21%
Other Expenditures	1,172,000	4%

Cash Flows

The payment of premiums and servicing costs to maintain life insurance policies represents our most significant requirement for cash disbursement. When a policy is purchased, we are able to calculate the minimum premium payments required to maintain the policy in-force. Over time as the insured ages, premium payments will increase; however, the probability of actually needing to pay the premiums decreases since mortality becomes more likely. These scheduled premiums and associated probabilities are factored into our expected internal rate of return and cash-flow modeling. Beyond premiums, we incur policy servicing costs, including annual trustee and tracking costs, and debt servicing costs, including principal and interest payments. Until we receive a stable amount of proceeds from the policy benefits, we intend to pay these costs from our credit facility and through the issuance of debt securities. We presently expect that by 2015, the cash inflows from the receipt of policy benefits will exceed the premium obligations on the remaining life insurance policies held within the portfolio.

We expect to begin servicing and paying down our outstanding indebtedness from these cash flows when we receive payments from the policy benefits.  See “Business—Portfolio Management.”

The amount of payments that we will be required to make over the next five years to cover the payment of premiums and servicing costs to maintain the current portfolio of life insurance policies is set forth in the table below.

Year	Premiums and Servicing
2013	$18,992,000
2014	20,115,000
2015	21,542,000
2016	23,350,000
2017	25,393,000
Total	$109,392,000

Most of the insurance policies owned by our wholly owned subsidiary, GWG DLP Funding II, are subject to a collateral arrangement with the agent to our revolving credit lender, as described in note 6 to the consolidated financial statements. Under this arrangement, collection and escrow accounts are used to fund purchases and premiums of the insurance policies and to pay interest and other charges under our revolving credit facility. The lender and its agent must authorize all disbursements from these accounts, including any distributions to GWG Life or Holdings. Distributions are limited to an amount that would result in the borrowers (GWG DLP Funding II, LLC, GWG Life Settlements, LLC, and GWG Holdings, Inc.) realizing an annualized rate of return on the equity funded amount for such assets of not more than 18%, as determined by the agent. After such amount is reached, the credit agreement requires that excess funds be used to fund repayments or a reserve account in a certain amount before any additional distributions may be made. In the future, these arrangements may restrict the cash flows available for payment of principal and interest on our debt obligations.

Inflation

Changes in inflation do not necessarily correlate with changes in interest rates. We presently do not foresee any material impact of inflation on our results of operations in the periods presented in our consolidated financial statements.

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

2013	$99,000
2014	$104,000
2015	$70,000
Total	$273,000

Credit Risk

We review the credit risk associated with our portfolio of life insurance policies when estimating its fair value. In evaluating the policies’ credit risk we consider insurance company solvency, credit risk indicators, economic conditions, ongoing credit evaluations, and company positions. We attempt to manage our credit risk related to life insurance policies typically by purchasing policies issued only from companies with an investment grade credit rating by either Standard & Poor’s, Moody’s, or A.M. Best Company.  As of December 31, 2012, 99.05% of our life insurance policies, by face value benefits, were issued by companies that maintained an investment grade rating (BBB- or better) by Standard & Poor’s.

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

Non-GAAP Financial Measures

We use non-GAAP financial measures when evaluating our financial results, for planning and forecasting purposes, and for maintaining compliance with covenants contained in our borrowing agreements. Non-GAAP financial measures disclosed by management are provided as additional information to investors in order to provide them with an alternative method for assessing our financial condition and operating results. These non-GAAP financial measures are not in accordance with GAAP and may be different from non-GAAP measures used by other companies, including other companies within our industry.  This presentation of non-GAAP financial information is not meant to be considered in isolation or as a substitute for comparable amounts prepared in accordance with GAAP. See the notes to our consolidated financial statements and our audited financial statements contained herein.

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

GAAP-based fair value requires us to mark-to-market our investments in life insurance policies, which by its nature, is based upon Level 3 measurements that are unobservable.  As a result, this accounting treatment imports financial market volatility and subjective inputs into our financial reporting. We believe this type of accounting reporting is at odds with one of the key attractions for purchasing life insurance policies: The non-correlated nature of the returns to be derived from such policies. Therefore, in contrast to a GAAP-based fair valuation, we seek to measure the accrual of the actuarial gain occurring within life insurance policies at their expected internal rate of return based on statistical mortality probabilities for an insured (using primarily the insured’s age, sex and smoking status). The expected internal rate of return tracks actuarial gain occurring within the policies according to a mortality table as the insureds’ age increases.  By comparing the actuarial gain accruing within our life insurance policies against our costs during the same period, we can estimate, manage and evaluate the overall financial profitability of our business without regard to mark-to-market volatility. We use this information to balance our life insurance policy purchasing and manage our capital structure, including the issuance of debt and utilization of our other sources of capital, and to monitor our compliance with borrowing covenants. We believe that these non-GAAP financial measures provide information that is useful for investors to understand period-over-period operating results separate and apart from fair value items that may, or could, have a disproportionately positive or negative impact on results in any particular period.

Our credit facility requires us to maintain a “positive net income” and “tangible net worth” each of which are calculated on an adjusted non-GAAP basis on the method described above, without regard to GAAP-based fair value measures.  In addition, our revolving credit facility requires us to maintain an “excess spread,” which is the difference between (i) the weighted average of our expected internal rate of return of our portfolio of life insurance policies and (ii) the weighted average of our credit facility’s interest rate.  These calculations are made using non-GAAP measures in the method described below, without regard to GAAP-based fair value measures.

In addition, our Renewable Secured Debentures and Series I subsidiary secured notes require us to maintain a “debt coverage ratio” designed to ensure that the expected cash flows from our portfolio of life insurance policies is able to adequately service our total outstanding indebtedness. In addition, our Renewable Secured Debentures requires us to maintain a “subordination ratio” which limits the total amount of indebtedness that can be issued senior in rank to the Renewable Secured Debentures and Series I subsidiary secured notes.  These ratios are calculated using non-GAAP measures in the method described below, without regard to GAAP-based fair value measures.

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

Years ended December 31,	2012	2011
GAAP net loss	$(1,013,000)	$(2,827,000)
Unrealized fair value gain (1)	(27,856,000)	(29,325,000)
Adjusted cost basis increase (2)	25,936,000	21,847,000
Accrual of unrealized actuarial gain (3)	4,794,000	13,072,000
Total adjusted non-GAAP income (4)	$1,861,000	$2,767,000

(1)	Reversal of unrealized fair value gain of life insurance policies for current period.
(2)	Adjusted cost basis is increased to include those acquisition and servicing expenses which are not capitalized by GAAP.
(3)	Accrual of actuarial gain at expected internal rate of return based on investment cost basis for the period.
(4)	We must maintain an annual positive consolidated net income, calculated on a non-GAAP basis, to maintain compliance with our revolving credit facility with DZ Bank/Autobahn.

Below is a full non-GAAP statement of operations in the form that we prepare and use internally to assess our performance, and that we provide to Autobahn/DZ Bank in satisfaction of certain covenants under our revolving credit facility.

Non-GAAP statement of operations:

Year ended December 31,	2012	2011
Income
Investments in life settlement contracts (Unrealized)	4,794,000	13,072,000
Investments in life settlement contracts (Realized)	6,283,000	2,155,000
Origination fees and other income	2,621,000	2,378,000
Total Income	13,698,000	17,605,000

Expenses
Operations	8,735,000	8,756,000
Facility, Series I Notes and debentures marketing and deferred financing costs	1,909,000	1,774,000
Total Expenses	10,644,000	10,530,000
Net income before tax	3,054,000	7,075,000

Income tax expense	1,193,000	4,308,000

Net Income	1,861,000	2,767,000

Income per share
Basic and diluted	$0.19	$0.29
Fully diluted assuming conversion of preferred stock	$0.13	$0.28

Weighted average shares outstanding
Basic and diluted	9,989,000	9,468,759
Fully diluted assuming conversion of preferred stock	14,459,319	9,909,129

Adjusted Non-GAAP Tangible Net Worth.  Our revolving credit facility requires us to maintain a tangible net worth in excess of $15 million calculated on an adjusted non-GAAP basis.  We calculate the adjusted tangible net worth by recognizing the actuarial gain accruing within our life insurance policies at the expected internal rate of return of the policies we own without regard to fair value.  We net this actuarial gain against our costs during the same period to calculate our tangible net worth on a non-GAAP basis.

	As of December 31, 2012	As of December 31, 2011
GAAP net worth (1)	$22,644,000	$13,610,000
Less intangible assets	(3,650,000)	(1,648,000)
GAAP tangible net worth	18,994,000	11,962,000
Unrealized fair value gain (2)	(75,406,000)	(24,960,000)
Adjusted cost basis increase (3)	67,123,000	19,298,000
Accrual of unrealized actuarial gain (4)	27,845,000	23,050,000
Total adjusted non-GAAP tangible net worth (5)	$38,556,000	$29,350,000

(1)	Includes termination of redeemable member’s interest prior to corporate conversion and preferred stock classified as temporary equity.
(2)	Reversal of cumulative unrealized fair value gain or loss of life insurance policies.
(3)	Adjusted cost basis is increased by acquisition and servicing expenses which are not capitalized under GAAP.
(4)	Accrual of cumulative actuarial gain at expected internal rate of return based on investment cost basis.
(5)	We must maintain a total adjusted non-GAAP tangible net worth of $5 million to maintain compliance with our revolving credit facility with DZ Bank/Autobahn.

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

	As of December 31, 2012	As of December 31, 2011
Weighted-average expected IRR (1)	12.84%	14.06%
Weighted-average revolving credit facility interest rate (2)	2.02%	2.25%
Excess spread (3)	10.82%	11.81%

Total weighted-average interest rate on indebtedness for borrowed money (4)	5.39%	4.86%
Total excess spread	7.45%	9.20%

(1)
This represents the weighted-average expected internal rate of return of the life insurance policies as of the measurement date based upon our investment cost basis of the insurance policies and the expected cash flows from the life insurance portfolio. The expected internal rate of return as of December 31, 2012 includes an adjustment to increase, by an average of 8.67%, any life expectancy provided by 21st Services.  As a result of this adjustment, our expected internal rate of return at December 31, 2012 decreased from 14.27% to 12.84%. Our investment cost basis is calculated as our cash investment in the life insurance policies, without regard to GAAP-based fair value measurements, and is set forth below:

Investment Cost Basis	As of December 31, 2012	As of December 31, 2011
GAAP fair value	$164,317,000	$122,169,000
Unrealized fair value gain (A)	(75,406,000)	(24,960,000)
Adjusted cost basis increase (B)	67,123,000	19,298,000
Investment cost basis (C)	$156,034,000	$116,507,000

(A)	This represents the reversal of cumulative unrealized GAAP fair value gain of life insurance policies.
(B)	Adjusted cost basis is increased to include those acquisition and servicing expenses that are not capitalized by GAAP.
(C)	This is the full cash investment cost basis in life insurance policies from which our expected internal rate of return is calculated.

(2)	This is the weighted-average revolving credit relating to our revolving credit facility interest rate as of the measurement date.
(3)	We must maintain an excess spread of 2.00% relating to our revolving credit facility to maintain compliance under such facility.
(4)	Represents the weighted-average interest rate paid on all outstanding indebtedness as of the measurement date, determined as follows:

Outstanding Indebtedness	As of December 31, 2012	As of December 31, 2011
Revolving credit facility	$71,000,000	$60,000,000
Series I Subsidiary secured notes	38,570,000	49,332,000
Renewable Secured Debentures	57,609,000	-
Total	$167,179,000	$109,332,000

Interest Rates on Indebtedness
Revolving credit facility	2.02%	2.25%
Series I subsidiary secured notes	8.22%	8.04%
Renewable Secured Debentures	7.65%	N/A
Weighted-average interest rates on indebtedness	5.39%	4.86%

Debt Coverage Ratio and Subordination Ratio. Our Renewable Secured Debentures and Series I subsidiary secured notes requires us to maintain a “debt coverage ratio” of less than 90%.  The “debt coverage ratio” is calculated by dividing the sum of our total indebtedness by the sum of our cash and cash equivalents and the net present value of the life insurance portfolio. The “subordination ratio” for our Renewable Secured Debentures is calculated by dividing the total indebtedness that is senior to Renewable Secured Debentures and Series I subsidiary secured notes by the sum of the company’s cash and cash equivalents and the net present value of the life insurance portfolio.  The “subordination ratio” must be less than 50%.  For purposes of both ratio calculations, the net present value of the life insurance portfolio is calculated using a discount rate equal to the weighted average interest rate of all indebtedness.

	As of December 31, 2012	As of December 31, 2011
Life insurance portfolio policy benefits	$572,246,000	$476,405,000
Discount rate of future cash flows	5.39%	4.86%
Net present value of Life insurance portfolio policy benefits	$248,702,000	$212,174,000
Cash and cash equivalents	29,590,000	4,926,000
Total Coverage	278,292,000	217,100,000

Revolving credit facility	71,000,000	60,000,000
Series I Subsidiary secured notes	38,570,000	49,332,000
Renewable Secured Debentures	57,609,000
Total Indebtedness	$167,179,000	$109,332,000

Debt Coverage Ratio	60.07%	50.36%
Subordination Ratio	25.51%	27.64%

As of December 31, 2012, we were in compliance with both the debt coverage ratio and the subordination ratio as required under our related financing agreements for Renewable Secured Debentures and Series I subsidiary secured notes.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

GWG HOLDINGS, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of GWG Holdings, Inc. and Subsidiaries (Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GWG Holdings, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Mayer Hoffman McCann P.C.
Minneapolis, MN
March 30, 2013

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
A S S E T S
Cash and cash equivalents	$27,497,044	$1,878,349
Restricted cash	2,093,092	4,794,302
Due from related parties	8,613	2,265
Investment in life settlements, at fair value	164,317,183	122,168,524
Deferred financing costs, net	97,040	329,937
Death benefits receivable	2,850,000	-
Other assets	1,085,063	215,898
TOTAL ASSETS	$197,948,035	$129,389,275

L I A B I L I T I E S & E Q U I T Y (DEFICIT)
LIABILITIES
Revolving credit facility	$71,000,000	$60,000,000
Series I Secured notes payable	37,844,711	48,179,271
Renewable secured debentures	55,718,950	-
Accounts payable	470,059	435,768
Interest payable	3,477,320	1,887,835
Other accrued expenses	1,291,499	968,339
Deferred taxes, net	5,501,407	4,308,217
TOTAL LIABILITIES	175,303,946	115,779,430

COMMITMENTS AND CONTINGENCIES (NOTES 12 AND 13)

CONVERTIBLE, REDEEMABLE PREFERRED STOCK
(par value $0.001; shares authorized 40,000,000; shares issued and outstanding 3,361,076 and 1,881,329; liquidation preference of $25,208,000 and $14,110,000 on December 31, 2012 and 2011, respectively)	23,905,878	12,661,276

EQUITY (DEFICIT)
Common stock (par value $0.001: shares authorized 210,000,000; shares issued and outstanding 9,989,000 on December 31, 2012 and 2011)	9,989	9,989
Additional paid-in capital	6,971,844	8,169,303
Accumulated deficit	(8,243,622)	(7,230,723)
TOTAL EQUITY (DEFICIT)	(1,261,789)	948,569

TOTAL LIABILITIES & EQUITY (DEFICIT)	$197,948,035	$129,389,275

The accompanying notes are an integral part of these Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2012	December 31, 2011
REVENUE
Gain on life settlements, net	$17,436,743	$17,804,199
Interest and other income	89,055	60,681
TOTAL REVENUE	17,525,798	17,864,880

EXPENSES
Interest expense	10,878,627	7,860,479
Employee compensation and benefits	2,903,373	2,081,545
Legal and professional fees	1,076,694	1,200,137
Investment banking services	-	3,595,027
Other expenses	2,486,813	1,646,131
TOTAL EXPENSES	17,345,507	16,383,319

INCOME BEFORE INCOME TAXES	180,291	1,481,561
INCOME TAX EXPENSE	1,193,190	4,308,217

NET LOSS	(1,012,899)	(2,826,656)
Accretion of preferred stock to liquidation value	(1,578,405)	-
LOSS ATTRIBUTABE TO COMMON SHAREHOLDERS	$(2,591,304)	$(2,826,656)

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)
Net loss	$(0.10)	$(0.30)
Accretion of preferred stock to liquidation value	$(0.16)	$-
Net loss per share attributable to common shareholders	$(0.26)	$(0.30)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	9,989,000	9,468,759

The accompanying notes are an integral part of these Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

PROFORMA INCOME AND EARNINGS PER SHARE INFORMATION AS IF THE COMPANY HAD BEEN A CORPORATION DURING THE:	Year Ended
December 31, 2011

INCOME BEFORE INCOME TAXES	$1,481,561
INCOME TAX EXPENSE	582,253
NET INCOME	$899,308

PROFORMA EARNINGS PER SHARE
Basic	$0.09
Diluted	$0.09

PROFORMA WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	9,468,759
Diluted	9,909,129

The accompanying notes are an integral part of these Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Members' Capital		Common	Common Stock	Additional Paid-in	Accumulated	Notes Receivable From Related
	Units	Dollars	Shares	(par)	Capital	Deficit	Parties	Total Equity

Balance, December 31, 2010	2,144	$2,976,541	-	$-	$-	$-	$(2,306,068)	$670,473

Net income through June 10	-	4,404,069	-	-	-	-	-	4,404,069

Restructuring of redeemable member's interest	100	(509,126)	-	-	-	-	-	(509,126)

Conversion from LLC to corporation (see note 1)	(2,244)	(6,871,484)	9,000,000	9,000	6,862,484	-	-	-

Net loss June 11 through December 31	-	-	-	-	-	(7,230,723)	-	(7,230,723)

Payment of notes receivable by related parties	-	-	-	-	-	-	2,306,068	2,306,068

Common stock dividends	-	-	-	-	(2,306,068)	-	-	(2,306,068)

Issuance of warrants to purchase common stock	-	-	-	-	13,876	-	-	13.876

Issuance of common stock	-	-	989,000	989	3,599,011	-	-	3,600,000

Balance, December 31, 2011	-	-	9,989,000	9,989	8,169,303	(7,230,723)	-	948,569

Net loss	-	-	-	-	-	(1,012,899)	-	(1,012,899)

Issuance of warrants to purchase common stock	-	-	-	-	380,946	-	-	380,946

Accretion of preferred stock to liquidation value	-	-	-	-	(1,578,405)	-	-	(1,578,405)

Balance, December 31, 2012	-	$-	9,989,000	$9,989	$6,971,844	$(8,243,622)	$-	$(1,261,789)

The accompanying notes are an integral part of these Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended
	December 31, 2012	December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,012,899)	$(2,826,656)
Adjustments to reconcile net loss to net
cash flows used in operating activities:
Gain on life settlements	(27,856,374)	(29,325,019)
Amortization of deferred financing and issuance costs	1,908,930	2,002,512
Investment banking services	-	3,595,027
Deferred income taxes	1,193,190	4,308,217
Convertible, redeemable preferred stock issued in lieu of cash dividends	567,478	16,689
Convertible, redeemable preferred stock dividends payable	338,695	290,454
(Increase) decrease in operating assets:
Due from related parties	(6,348)	-
Death benefits receivable	(2,850,000)	400,000
Other assets	(869,165)	188,686
Increase (decrease) in operating liabilities:
Due to related party	-	150
Accounts payable	(257,708)	(274,779)
Interest payable	1,744,599	1,219,971
Other accrued expenses	(69,292)	143,267

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(27,168,894)	(20,261,481)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	(15,067,495)	(11,929,395)
Proceeds from settlement of life settlements	1,067,210	1,803,452
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(14,000,285)	(10,125,943)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from revolving credit facility	11,000,000	22,914,548
Proceeds from issuance of Series I Secured notes payable	-	11,991,331
Payments for redemption of Series I Secured notes payable	(7,477,197)	(7,810,398)
Proceeds from issuance of renewable secured debentures	58,553,280	-
Payment of deferred issuance costs for renewable secured debentures	(3,024,545)	-
Payments for redemption of renewable secured debentures	(112,500)	-
Proceeds from restricted cash	2,701,210	424,707
Issuance of common stock	-	4,973
Issuance of convertible, redeemable preferred stock	6,414,273	4,213,862
Payments of issuance cost for convertible, redeemable preferred stock	(1,266,647)	(1,231,480)
Proceeds from notes receivable from related parties	-	2,306,068
Common stock dividends	-	(2,306,068)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	66,787,874	30,507,543

NET INCREASE IN CASH AND CASH EQUIVALENTS	25,618,695	120,119

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	1,878,349	1,758,230
END OF PERIOD	$27,497,044	$1,878,349

The accompanying notes are an integral part of these Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED

	Year Ended
	December 31, 2012	December 31, 2011
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest and preferred dividends paid	$6,280,000	$5,846,000

NON-CASH INVESTING AND FINANCING ACTIVITIES
Convertible, redeemable preferred stock:
Non-cash conversion of Series I secured notes	$4,220,000	$9,570,000
Non-cash conversion of accrued interest payable on Series I secured notes	$6,000	$308,000
Warrants issued to purchase common stock	$381,000	$14,000
Accrued interest payable on Series I secured notes added to principal	$142,000	$130,000
Accrued interest payable on renewable secured debentures added to principal	$13,000	$-
Unsettled life settlements included in accounts payable	$292,000	$-

The accompanying notes are an integral part of these Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Nature of business and summary of significant accounting policies

Nature of business - GWG Holdings, Inc. (Holdings) (previously GWG Holdings, LLC) and Subsidiaries, located in Minneapolis, Minnesota, facilitates the purchase of life insurance policies for its own investment portfolio through its wholly owned subsidiary, GWG Life Settlements, LLC (GWG Life), and its subsidiaries, GWG Trust, LLC (Trust), GWG DLP Funding II, LLC (DLP II) and its wholly owned subsidiary, GWG DLP Master Trust II (the Trust II). Holdings converted from a limited liability company into a corporation effective June 10, 2011 and as a result of this change all member units were converted into common stock.  Holdings finances the acquisition of life insurance policies, and pays policy premiums through funds available on its line of credit and the issuance of other debt and equity securities. GWG Member, LLC a wholly owned subsidiary formed November 2010 to facilitate the acquisition of policies, has not commenced operations as of December 31, 2012.  The entities were legally organized in Delaware and are collectively referred herein to as GWG, or the Company.

On July 11, 2011 the Company entered into a Purchase and Sale Agreement with Athena Securities Group, LTD and Athena Structured Funds PLC.  Under this agreement, Holdings issued to Athena Securities Group, LTD (Athena) 989,000 shares of common stock, which was equal to 9.9% of the outstanding shares in the Company in exchange for shares equal to 9.9% of the outstanding shares in Athena Structured Funds, PLC (Athena Funds) and cash of $5,000.  In accordance with Accounting Standards Codification (ASC) 505-50, the Company recorded the share-based payment transaction with Athena at the fair value of the Company’s 989,000 shares of common stock issued as it was the most reliable and measurable form of consideration in this exchange (see note 4 for fair value definition and assumptions).  In exchange, Athena will endeavor to issue securities outside the United States through Athena Funds, which will be operated with the intent of raising funds to invest in debt or equity of the Company which may then be used for the acquisition of life insurance policies.  The total value ascribed to the common stock issued to Athena was $3.6 million, of which approximately $3,595,000 has been included in the Consolidated Statement of Operations under the caption “investment banking services.”  The $5,000 cash paid by Athena, which represents the fair value of the shares of Athena Funds, is included in financing activities of the Consolidated Statement of Cash Flows. To date, Athena Funds has not raised any funds or made any investment in the Company.

Principles of consolidation - The accompanying consolidated financial statements include the accounts of Holdings and its subsidiaries.  The Company operates in a single segment.  All significant intercompany balances have been eliminated in consolidation.

Use of estimates - The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these consolidated financial statements relates to (1)  the determination of the assumptions used in estimating the fair value of the investment in life insurance policies, (2) the fair value of the Company’s stock issued in connection with the Athena transaction, and (3) the value of deferred tax assets upon conversion to a corporation.

Operating agreement – Prior to the conversion to a corporation in 2011, the Amended and Restated Operating Agreement (Operating Agreement) dated September 29, 2009, specified the members' obligations and rights relating to contributions, income, gains, losses, deductions, credits and distributions. The Company had issued 2,044 Class A units and 200 Class B units to members. The Operating Agreement provided for the allocation of income, losses and distribution to unit holders on a pro rata basis for all Class A and Class B members.

One Class B member held a put right to cause the Company to purchase the member's 100 units at fair value. This put option was exercisable five years from the date of the Operating Agreement (March 19, 2013) or at any time at which voting control over the remaining unit holders is relinquished.  The Operating Agreement also gave the Company the right to purchase, at fair value, the 100 units held by the Class B member aforementioned. This call right became exercisable on February 10, 2011.  The redemption value of the Class B units subject to the put and call provisions have been excluded from member’s equity through March 2011 in accordance with the guidance in Accounting Standards Codification 480 “Distinguishing Liabilities from Equity”.

The Company’s Operating Agreement, with the consent of its unit holders, was amended effective March 31, 2011 to eliminate the put and call option held by the Class B unit holder and the Company, respectively. As a result, the accumulated loss attributable to the Class B units of $509,126 was reclassified as a component of equity.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective June 10, 2011 the Company filed a certificate of conversion from a limited liability company into a corporation, registered in the state of Delaware.  With this registration, the Company is authorized to issue 210,000,000 shares of common stock, par value $.001, and 40,000,000 shares of preferred stock, par value $.001.  In connection with the conversion, the outstanding member units were converted to 4,500,000 shares of common stock (prior to giving effect to the August 9, 2011 two-for-one forward stock split discussed below).  Common stock dividends distributed subsequent to the conversion will be recorded as a reduction of paid in capital until the Company reflects accumulated positive earnings.

On July 31, 2011 the Company issued a Private Placement Memorandum for the sale of up to 3,333,333 shares of Series A 10% convertible, redeemable preferred stock (Series A preferred stock) at an offering price of $7.50 per share (see note 9).

On August 9, 2011 the Company filed an amendment to its certificate of incorporation to affect a two-for-one forward stock split of its common stock.  Unless otherwise noted, all share amounts contained in these consolidated financial statements are post-split share amounts determined after giving effect to the forward stock split.

Cash and cash equivalents - The Company considers cash in demand deposit accounts and temporary investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents with highly rated financial institutions. From time to time, the Company’s balances in its bank accounts exceed Federal Deposit Insurance Corporation limits.  The Company periodically evaluates the risk of exceeding insured levels and may transfer funds as it deems appropriate.  The Company has not experienced any losses with regards to balances in excess of insured limits or as a result of other concentrations of credit risk.

Life settlements - ASC 325-30, Investments in Insurance Contracts allows a reporting entity the election to account for its investments in life settlements using either the investment method or the fair value method. The election shall be made on an instrument-by-instrument basis and is irrevocable. Under the investment method, an investor shall recognize the initial investment at the purchase price plus all initial direct costs. Continuing costs (policy premiums and direct external costs, if any) to keep the policy in force shall be capitalized. Under the fair value method, an investor shall recognize the initial investment at the purchase price. In subsequent periods, the investor shall re-measure the investment at fair value in its entirety at each reporting period and shall recognize the change in fair value in current period income net of premiums paid. The Company uses the fair value method to account for all life settlements.

The Company recognizes realized gains (revenue) from life settlement contracts upon one of the two following events:

1)           Receipt of death notice or verified obituary of insured
2)           Sale of policy and filing of change of ownership forms and receipt of payment

The Company recognizes the difference between the death benefits and carrying values of the policy when an insured event has occurred and the Company determines that settlement and ultimate collection of the death benefits is realizable and reasonably assured. Revenue from a transaction must meet both criteria in order to be recognized.  In an event of a sale of a policy the Company recognizes gain or loss as the difference between the sale price and the carrying value of the policy on the date of the receipt of payment on such sale.

Deposits and initial direct costs advanced on unsettled policy acquisitions are recorded as other assets until policy ownership has been transferred to the Company.  Such deposits and direct cost advances were $785,000 and $0 at December 31, 2012 and 2011 respectively.

Deferred financing and issuance costs – Financing costs incurred to obtain financing under the revolving credit facility, as described in note 6, have been capitalized and are amortized using the straight-line method over the term of the revolving credit facility.  Amortization of deferred financing costs was $233,000 for each of the years ended December 31, 2012 and 2011.  The future amortization is expected to be $412,000 and $315,000 for the years ending December 31, 2013 and 2014, respectively.  The Series I Secured notes payable, as described in note 7, are reported net of issuance costs, sales commissions and other direct expenses, which are amortized using the interest method over the term of each respective borrowing.  The Renewable Secured debentures, as described in note 8, are reported net of issuance costs, sales commissions and other direct expenses, which are amortized using the interest method over the term of each respective borrowing.  The Series A preferred stock, as described in note 9, is reported net of issuance costs, sales commissions, including the fair value of warrants issued, and other direct expenses, which are amortized using the interest method as interest expense over the three year redemption period.

Other comprehensive income – The Company has no items of other comprehensive income.

Income taxes - The Company was a pass through entity for federal income tax purposes through June 10, 2011.  No income tax provision has been included through that date in these consolidated financial statements as income or loss of the Company was required to be reported by the respective members on their income tax returns.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of the Company’s change in legal structure from a limited liability company (filing tax returns as a pass through entity) to a corporation effective June 10, 2011, the Company files and pays taxes based on its reported income.  Subsequent to the Company’s conversion to a corporation it files a combined return with the subsidiaries.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date enacted.

The Company reviews and assesses its tax positions taken or expected to be taken in tax returns, including its previous status as a tax-exempt entity. Based on this assessment the Company determines whether it is more likely than not that the position would be sustained upon examination by tax authorities. The Company’s assessment has not identified any significant positions that it believes would not be sustained under examination.  The Company recognizes interest and penalties on any unrecognized tax benefits as a component of income tax expense.

The Company files tax returns in the United States (U.S.) federal jurisdiction and in various state jurisdictions. Uncertain tax positions include those related to tax years that remain subject to examination. U.S. tax returns for fiscal years ended December 31, 2008 through 2011 remain subject to examination by federal tax authorities. Tax returns for state and local jurisdictions for fiscal years ended December 31, 2008 through 2011 remain subject to examination by state and local tax authorities.

Earnings (loss) per share – The earnings (loss) attributable to common shareholders has been restated to reflect the equivalent common stock per share amounts as of the earliest period reported.  Basic per share earnings (loss) attributable to non-redeemable interests is calculated using the weighted average number of shares outstanding during the period.  Diluted earnings per share is calculated based on the potential dilutive impact, if any, of the Company’s convertible, redeemable preferred stock and outstanding warrants.

Subsequent events - Subsequent events are events or transactions that occur after the balance sheet date but before consolidated financial statements are issued. The Company recognizes in the consolidated financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing the consolidated financial statements. The Company’s consolidated financial statements do not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before the consolidated financial statements are available to be issued.  The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the consolidated financial statements are filed for potential recognition or disclosure.

Recently adopted pronouncements - In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”, which amends disclosure requirements related to categorization within the fair value hierarchy. This update results in common principles and requirements for measuring fair value and disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. The guidance became effective for the annual period beginning January 1, 2012. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the Company.

(2)       Restrictions on cash

The Company is required by its lenders to maintain collection and escrow accounts. These accounts are used to fund the acquisition, pay annual premiums of insurance policies, pay interest and other charges under the revolving credit facility, and collect policy benefits. DZ Bank AG, as agent for Autobahn Funding Company, LLC, the lender for the revolving credit facility as described in note 6, authorizes the disbursements from these accounts. At December 31, 2012 and December 31, 2011 there was a balance of $2,093,000, and $4,794,000, respectively, maintained in these restricted cash accounts.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)      Investment in life insurance policies

The life insurance policies (Level 3 fair value measurements) are valued based on unobservable inputs that are significant to the overall fair value measurement. Changes in the fair value of these instruments are recorded in gain or loss on life insurance policies in the consolidated statements of operations (net of the cash premiums paid on the policies). The fair value is determined on a discounted cash flow basis that incorporates life expectancy assumptions.  Life expectancy reports have been obtained from widely accepted life expectancy providers. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require. As a result of management’s analysis, discount rates of 12.08% and 13.41% were applied to the portfolio as of December 31, 2012 and December 31, 2011, respectively.

A summary of the Company’s life insurance policies accounted for under the fair value method and their estimated maturity dates, based on remaining life expectancy is as follows:

	As of December 31, 2012
Years Ending December 31,	Number of Contracts	Estimated Fair Value	Face Value
2013	-	$-	$-
2014	-	-	-
2015	2	1,163,000	2,000,000
2016	13	11,608,000	22,229,000
2017	17	21,155,000	53,439,000
2018	31	28,252,000	75,668,000
2019	35	26,947,000	84,579,000
Thereafter	113	75,192,000	334,331,000
Totals	211	$164,317,000	$572,246,000

The Company recognized death benefits of $7,350,000 and $4,203,000 during 2012 and 2011, respectively, related to policies with a carrying value of $1,067,000 and $1,393,000, respectively.  The company recorded realized gains of $6,283,000 and $2,810,000 on such policies. Subsequent to December 31, 2012, two policies with a combined death benefit of $4,000,000 have matured. The Company collected the death benefit on one of those policies in the amount of $3,000,000 which resulted in the realized gain of $1,709,000.

Reconciliation of gain on life settlements:

	2012	2011
Change in fair value	$27,856,000	$29,325,000
Premiums and other annual fees	(16,702,000)	(14,331,000)
Policy maturities	6,283,000	2,810,000
Gain on life settlements, net	$17,437,000	$17,804,000

The estimated expected premium payments to maintain the above life insurance policies in force for the next five years, assuming no mortalities, are as follows:

Years Ending December 31,
2013	$18,739,000
2014	19,862,000
2015	21,289,000
2016	23,097,000
2017	25,140,000
$108,127,000

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

 GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The availability of observable inputs can vary by types of assets and liabilities and is affected by a wide variety of factors, including, for example, whether instrument is established in the marketplace, the liquidity of markets and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by management in determining fair value is greatest for assets and liabilities categorized in Level 3.

Level 3 Valuation Process

The estimated fair value of the Company’s life settlements are determined on a quarterly basis by the Company’s portfolio management committee, taking into consideration changes in discount rate assumptions, estimated premium payments and life expectancy assumptions, as well as any changes in economic and other relevant conditions.  These inputs are then used to estimate the discounted cash flows using the MAPS probabilistic portfolio pricing model, which estimates the cash flows using various different probabilities and scenarios.  The valuation process includes a review by senior management as of each valuation date.  Management will also engage a third party expert to independently test the accuracy of the valuations using the inputs provided by management.

Life insurance policies represent financial instruments recorded at fair value on a recurring basis. The following table reconciles the beginning and ending fair value of the Company’s Level 3 investments in life insurance policies for the years ending December 31, as follows:

	2012	2011
Beginning balance	$122,169,000	$82,718,000
Purchases	15,359,000	11,929,000
Maturities (cost basis)	(1,067,000)	(1,803,000)
Gross unrealized gains	28,055,000	29,558,000
Gross unrealized losses	(199,000)	(233,000)
Ending balance	$164,317,000	$122,169,000

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

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 22, 2013, one of the independent medical actuarial underwriting firms we utilize, 21st Services, announced advancements in its underwriting methodology, resulting in revised estimated life expectancy mortality tables for life settlement transactions.  We have been advised by 21st Services that the changes are very granular and relate to both specific medical conditions and lifestyles of insureds.  These changes are the result of the application of additional medical information that has been gathered by 21st Services over a period of time, and which has now been applied to the inputs and methodologies used to develop the actuarial life expectancies.   While we do not believe these revised methodologies indicate the previous estimated life expectancies were inaccurate, we believe the revised methodologies provide additional information that should be considered in updating our estimate of the life expectancies of the insureds within our portfolio of life settlement contracts as of December 31, 2012.    Based upon our evaluation and analysis of data made available by 21st Services, as well as information regarding the insureds within our portfolio, we have estimated the impact of the changes in 21st Services’ methodologies for determining life expectancies on a policy-by-policy basis within our portfolio as of December 31, 2012 and applied such changes to the life expectancy inputs used to estimate fair value.  We have adjusted the original life expectancies provided by 21st Services based on four factors, the impact of each analyzed individually for each insured in the GWG portfolio.  The four factors are gender, anti-selection, age, and primary impairment.  While the analysis and adjustments were applied on an individual policy basis, the result was an average overall increase in the original life expectancy estimates of 8.67%.  We have a standard practice of obtaining two third-party life expectancy estimates for each policy in our portfolio.  As a result, the effective change in life expectancy on the portfolio was an average of approximately 4.33%, which resulted in an aggregate decrease in the fair value of our life settlements portfolio of $12.4 million.  Life expectancy reports by their very nature are estimates.  Due to the estimating changes made by 21st Services, and because refinement in estimating methods is on-going, we plan to obtain new life expectancy reports for all policies purchased where we used a life expectancy report from 21st Services.  As part of our on-going process to maintain current information regarding the insureds included in our portfolio, we are updating the life expectancy estimates as new information becomes available.

The fair value of life insurance policies is estimated using present value calculations of estimated cash flows based on the data specific to each individual life insurance policy. Estimated future policy premium payments are calculated based on the terms of the policy and the premium payment history. The following summarizes the unobservable inputs utilized in estimating the fair value of the portfolio of life insurance policies:

	As of December 31,	As of December 31,
	2012	2011
Weighted average age of insured	81.3	80.9
Weighted average life expectancy, months*	91.6	93.6
Average face amount per policy	$2,712,064	$2,722,315
Discount rate	12.08%	13.41%
* Standard life expectancy as adjusted for insured’s specific circumstances.

These assumptions are, by their nature, inherently uncertain and the effect of changes in estimates may be significant. The techniques used in estimating the present value of estimated cash flows are derived from valuation techniques generally used in the industry that include inputs for the asset that are not based on observable market data. The extent to which the fair value could reasonable vary in the near term has been quantified by evaluating the effect of changes in significant underlying assumptions used to estimate the fair value. If the life expectancies were increased or decreased by 4 and 8 months on each outstanding policy and the discount factors were increased or decreased by 1% and 2%, while all other variables are held constant, the fair value of the investment in life insurance policies would increase or (decrease) by the  amounts summarized below:

	Change in life expectancy
	plus 8 months	minus 8 months	plus 4 months	minus 4 months
Investment in life policies
December 31, 2012	$(24,072,000)	$25,268,000	$(12,185,000)	$12,484,000

December 31, 2011	$(19,035,000)	$20,200,000	$(9,660,000)	$9,951,000

	Change in discount rate
	plus 2%	minus 2%	plus 1%	minus 1%
Investment in life policies
December 31, 2012	$(16,811,000)	$19,978,000	$(8,759,000)	$9,547,000

December 31, 2011	$(12,801,000)	$15,164,000	$(6,665,000)	$7,254,000

Carrying value of receivables, prepaid expenses, accounts payable and accrued expenses approximate fair value due to their short term maturities and low credit risk. The estimated fair value of the Company’s Series I Secured notes payable is approximately $39,018,000 based on a weighted average market interest rate of 7.43% based on an income approach. The Company began issuing Renewable Secured Debentures in the first quarter of 2012. The current interest rates on the Renewable Secured Debentures approximate market rates. The carrying value of the Renewable Secured Debentures approximates fair value. The carrying value of the revolving credit facility reflects interest charged at the commercial paper rate plus an applicable margin. The margin represents our credit risk, and the strength of the portfolio of life insurance policies collateralizing the debt. Management believes this margin has not changed over time.  The overall rate reflects market, and the carrying value of the revolver approximates fair value. All of the financial instruments are level 3 fair value measurements.

 GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has issued warrants to purchase common stock in connection with the issuance of its convertible, redeemable preferred stock. The fair value measurements associated with the warrants, measured at issuance represent level 3 instruments.

Month issued	Warrants issued	Fair value per share	Risk free rate	Volatility	Term
December 2011	137,874	$0.11	0.42%	25.25%	3 years
March 2012	76,260	$0.26	0.38%	36.20%	3 years
June 2012	323,681	$0.58	0.41%	47.36%	3 years
July 2012	289,093	$0.58	0.41%	47.36%	3 years
September 2012	5,000	$0.36	0.31%	40.49%	3 years
	831,908

Volatility is based upon the weekly percentage change in the stock price of selected comparable insurance companies. In June 2012, we evaluated the comparable companies used, and made certain changes to those used.  The percentage change is calculated on the average price of those selected stocks at the weekly close of business for the year preceding the balance sheet date.  We compare annual volatility based on this weekly information.

(5)       Notes receivable from related parties

Notes receivable from related parties consisted of various unsecured notes receivable. These notes were due from shareholders of the Company, with interest rates ranging from 4.2% to 5%, payable annually and were paid in full July 27, 2011. Interest income from related parties totaled $24,000 during the year ended December 31, 2011. As a part of the Company’s compensation plan effective January 1, 2011, interest income earned on these notes were treated as guaranteed payments to the members and are included in employee compensation and benefits in the statement of operations for the year ended December 31, 2011. On July 27, 2011, the Company paid dividends to the shareholders in the amount of their respective note receivable balances. They immediately repaid their balance due on each note and the related accrued interest in full.

As of December 31, 2012 and 2011, the Company had receivables totaling $5,000,000 due from an affiliate, Opportunity Finance, LLC, which were fully reserved. Opportunity Finance ceased operations in 2008.

(6)       Credit facilities

Revolving credit facility – Autobahn Funding Company LLC

On July 15, 2008, DLP II and United Lending entered into a revolving credit facility pursuant to a Credit and Security Agreement (Agreement) with Autobahn Funding Company LLC (Autobahn), providing the Company with a maximum borrowing amount of $100,000,000. Autobahn is a commercial paper conduit that issues commercial paper to investors in order to provide funding to DLP II and United Lending.  DZ Bank AG acts as the agent for Autobahn. The original Agreement was to expire on July 15, 2013.  On January 29, 2013, Holdings, together with GWG Life and DLPII, entered into an Amended and Restated Credit and Security Agreement with Autobahn Funding Company LLC, extending the facility expiration date to December 31, 2014, and removing United Lending as a party to the renewed Credit and Security Agreement.

The amount outstanding under this facility as of December 31, 2012 and December 31, 2011, was $71,000,000 and $60,000,000, respectively.

The Agreement requires DLP II to pay, on a monthly basis, interest at the commercial paper rate plus an applicable margin, as defined in the Agreement. The effective rate was 2.02% and 2.25% at December 31, 2012 and December 31, 2011, respectively.  The weighted average effective interest rate (excluding the unused line fee) was 2.14% and 2.17% for the years ended December 31, 2012 and 2011, respectively.  The Agreement also requires payment of an unused line fee on the unfunded amount under the revolving credit facility. The note is secured by substantially all of DLP II assets which consist primarily of life settlement policies.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Agreement has certain financial and nonfinancial covenants. The Company was in compliance with these covenants at December 31, 2012 and 2011. The Agreement generally prohibits the Company from:

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
●
amending the Company’s certificate of incorporation or bylaws, making any loans or advances to, investments in, or paying any dividends to, any person unless both before and after any such loan, advance, investment or dividend there exists no actual event of default, potential event of default or termination event;

●	removing an independent director on the board of directors except for cause or with the consent of the lender; or
●
making payment on or issuing any subsidiary secured notes or debentures, or amending any agreements respecting such notes or debentures, if an event of default, potential event of default or termination event exists or would arise from any such action.

In addition, the Company has agreed to maintain (i) a positive consolidated net income (as defined and calculated under the Agreement) for each complete fiscal year and (ii) a tangible net worth (again, as defined and calculated under the Agreement) of not less than $5 million, and (iii) maintain a borrowing base surplus or cash cushion sufficient to pay three to twelve months (increasing throughout 2013) of premiums and facility fees.

Consolidated net income and tangible net worth as of and for the year ended December 31, 2012, as calculated under the agreement, was $1,861,000 and $38,556,000 respectively.

Advances under the Agreement are subject to a borrowing base formula, which limits the availability of advances on the borrowing base calculation based on attributes of policies pledged to the facility. Over-concentration of policies by insurance carrier, over-concentration of policies by insurance carriers with ratings below a AA- rating, and the premiums and facility fees reserve are the three primary factors with the potential of limiting availability of funds on the facility. Total funds available for additional borrowings under the borrowing base formula criteria at December 31, 2012 and 2011, were $15,043,000 and $7,691,000 respectively.

Holdings was previously not obligated under this credit facility to guarantee loan or interest payments to Autobahn: however, Holdings was obligated under a performance guaranty to provide servicing for policies held by DLP II.  The amended agreement effective January 29, 2013 obligates Holdings to guarantee loan and interest payments to Autobahn.

(7)       Series I Secured notes payable

Series I Secured notes payable have been issued in conjunction with the GWG Series I Secured notes private placement memorandum dated August 25, 2009 (last revised November 15, 2010). On June 14, 2011 the Company closed the offering to additional investors, however, existing investors may elect to continue advancing amounts outstanding upon maturity subject to the Company’s option. Series I Secured notes have maturity dates ranging from six months to seven years with fixed interest rates varying from 5.65% to 9.55% depending on the term of the note. Interest is payable monthly, quarterly, annually or at maturity depending on the terms of the note. At December 31, 2012 and 2011 the weighted average interest rates of Series I Secured notes were 8.22%, and 8.04% respectively. The notes are secured by assets of GWG Life. The principal amount outstanding under these Series I Secured notes was $38,570,000 and $49,332,000 at December 31, 2012, and December 31, 2011, respectively.  The difference between the amount outstanding on the Series I Secured notes and the carrying amount on the consolidated balance sheet is due to netting of unamortized deferred issuance costs. Overall, interest expense includes amortization of deferred financing and issuance costs of $1,170,000 and $1,770,000 in 2012 and 2011, respectively.  Future expected amortization of deferred financing costs is $725,000.

On November 15, 2010, the owners pledged their ownership interests in the Company to the Series I Trust as security for advances under the Series I Trust arrangement.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Future contractual maturities of Series I Secured notes payable at December 31, 2012 are as follows:

Years Ending December 31,
2013	$19,603,000
2014	8,462,000
2015	4,520,000
2016	1,145,000
2017	4,085,000
Thereafter	755,000
$38,570,000

(8)       Renewable secured debentures

The Company has registered with the Securities and Exchange Commission, effective January 2012, the offer and sale of $250,000,000 of secured debentures. Renewable Secured Debentures have maturity dates ranging from six months to seven years with fixed interest rates varying from 4.75% to 9.50% depending on the term of the note. Interest is payable monthly, annually or at maturity depending on the terms of the debenture. At December 31, 2012, the weighted average interest rate of Renewable Secured Debentures was 7.65%. The debentures are secured by assets of GWG Life and GWG Holdings. The amount outstanding under these Renewable Secured Debentures was $57,609,000 at December 31, 2012. The difference between the amount outstanding on the Renewable Secured Debentures and the carrying amount on the consolidated balance sheet is due to netting of unamortized deferred issuance costs and cash receipts for new issuances in process at December 31, 2012. Amortization of deferred issuance costs was $506,000 in 2012.  Future expected amortization of deferred financing costs is $2,735,000. Subsequent to December 31, 2012, the Company has issued approximately an additional $23,023,000 in principal amount of these Renewable Secured Debentures.

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

Future contractual maturities of Renewable Secured Debentures at December 31, 2012 are as follows:

Years Ending December 31,
2013	$10,831,000
2014	10,071,000
2015	19,060,000
2016	3,756,000
2017	4,522,000
Thereafter	9,369,000
$57,609,000

The Company entered into an Indenture effective October 19, 2011 with Holdings as obligor, GWG Life as guarantor, and Bank of Utah as trustee for the benefit of the debenture holders.  The Indenture has certain financial and nonfinancial covenants.  The Company was in compliance with these covenants at December 31, 2012 and 2011.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)     Convertible, redeemable preferred stock

The Company began offering 3,333,333 shares of convertible redeemable preferred stock (Series A preferred stock) for sale to accredited investors in a private placement on July 31, 2011. The offering of Series A preferred stock concluded on September 2, 2012 and resulted in 3,278,000 shares being issued for gross consideration of $24,582,000. As of December 31, 2012, 83,000 shares have been issued as a result of conversion of $584,000 in dividends into shares of Series A preferred stock.  The Series A preferred stock was sold at an offering price of $7.50 per share. Series A preferred stock has a preferred yield of 10% per annum, and each share has the right to convert into 1.5 shares of the Company’s common stock. The Company may elect to automatically convert the Series A preferred stock to common stock as described below. Series A preferred shareholders also received three-year warrants to purchase, at an exercise price per share of $6.25, one share of common stock for every 20 shares of Series A preferred stock purchased.  The warrants are exercisable immediately. In the Certificate of Designations for the Series A preferred stock dated July 31, 2011, the Company has agreed to permit preferred shareholders to sell their shares back to the Company for the stated value of $7.50 per share, plus accrued dividends, according to the following schedule:

●	Up to 33% of the holder’s unredeemed shares one year after issuance:
●	Up to 66% of the holder’s unredeemed shares two years after issuance; and
●	Up to 100% of the holder’s unredeemed shares three years after issuance.

The Company’s obligation to redeem Series A preferred shares will terminate upon the Company completing a registration of its common stock with the SEC. The Company may redeem the Series A preferred shares at a price equal to 110% of their liquidation preference ($7.50 per share) at any time after December 15, 2012.  There were no shareholder redemptions of Series A preferred shares during the year ended December 31, 2012.

At the election of the Company, the Series A preferred shares may be automatically converted into the common stock of the Company in the event of either (1) a registered offering of the Company’s common stock with the SEC aggregating gross proceeds of at least $5.0 million at a price equal to or greater than $5.50 per share of common stock, or (2) the consent of shareholders holding at least a majority of the then-outstanding shares of Series A preferred stock. As of December 31, 2012, the Company had issued 3,361,000 preferred shares resulting in gross consideration of $25,166,000 (including cash proceeds, conversion of Series I Secured notes and accrued interest on Series I notes, and conversion of preferred dividends payable). The Company incurred Series A preferred stock issuance costs of $2,838,000, of which $1,578,000 was amortized to additional paid in capital as of December 31, 2012, resulting in a carrying amount of $23,906,000.

The Company determined that the grant date fair value of the outstanding warrants attached to the Series A preferred stock was $395,000 for warrants issued through December 31, 2012. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share upon 30 days written notice to the investors at any time after (i) the Company has completed a registration of its common stock with the SEC and (ii) the volume of weighted average sale price per share of common stock equals or exceeds $7.00 per share for ten consecutive trading days ending on the third business day prior to proper notice of such redemption. Total warrants outstanding as of December 31, 2012, were 831,909 with a weighted average remaining life of 2.34 years. Total warrants outstanding at December 31, 2011, were 139,417 with a weighted average remaining life of 2.76 years.

Dividends on the Series A preferred stock may be paid in either cash or additional shares of Series A preferred stock at the election of the holder and approval of the Company. The dividends are reported as an expense and included in the caption interest expense in the consolidated statements of operations.

The Company declared and accrued dividends of $2,227,000 and $349,000 during the years ended December 31, 2012 and 2011, respectively, pursuant to a board resolution declaring the dividend.  81,000 and 2,000 shares of Series A preferred stock were issued in lieu of cash dividends in 2012 and 2011, respectively. The shares issued in lieu of cash dividends were issued at $7.00 per share.  As of December 31, 2012, Holdings has $629,000 of accrued preferred dividends which were paid or converted to shares of Series A preferred stock on January 15, 2013.

(10)       Income taxes

The Company was a pass through entity for federal income tax purposes through June 10, 2011.  No income tax provision has been included in these consolidated financial statements through June 10, 2011, as the related income or loss of the Company was required to be reported by the respective members on their income tax returns.  The Company, as provided by Delaware state regulations, changed its legal structure from a limited liability company to a corporation effective June 10, 2011.  Subsequent to the conversion, the Company reports its income or loss on its own tax returns and is responsible for any related taxes.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities and the related tax expense were recorded effective the date of the Company’s change in tax status, thereby reflecting the income tax effect of temporary differences between the tax bases and financial reporting bases of assets and liabilities.  The Company’s tax provision for the year ended December 31, 2011, includes income tax expense related to both the entity’s conversion on the date of conversion and operations for the period June 11, 2011 to December 31, 2011.  The Company’s tax provision for the year ended December 31, 2012 includes income tax expense related to operations.

The Company did not have any current income taxes for the years ended December 31, 2011 or 2012.  The components of deferred income tax expense for the years ended December 31, 2012 and 2011, respectively, consisted of the following:

Income tax provision:	2012	2011
Deferred:
Federal	$1,002,000	$3,620,000
State	191,000	688,000
Total income tax expense (benefit)	$1,193,000	$4,308,000

Actual income tax expense differs from the statutory federal income tax expense primarily due to the conversion of the Company from a pass through entity to a taxable corporation during the year ended December 31, 2011.  Upon conversion, FASB ASC 740, Income Taxes, required the Company to recognize, through current period income tax expense, an amount equal to the amount of deferred income taxes required to be recorded on the consolidated balance sheet at the date of conversion.  On June 11, 2011, the Company recorded deferred tax liabilities of $5,488,000 and deferred tax assets of $2,028,000 as a result of the conversion.  The difference between income tax expense at the statutory federal tax rate and actual income tax expense in 2012 is primarily due to preferred stock dividends that are not deductible for tax purposes.

The following table provides a reconciliation of our income tax expense at the statutory federal tax rate to our actual income tax expense:

	2012		2011
Statutory federal income tax	$58,000	34.0%	$504,000	34.0%
State income taxes, net of federal benefit	164,000	95.7%	96,000	6.0%
Non-taxable earnings prior to tax conversion on June 10, 2011	-	-	(1,788,000)	(120.7)%
Effect of conversion to corporation	-	-	5,483,000	370.1%
Series A preferred stock dividends	757,000	442.2%	-	-
Other permanent differences	214,000	124.7%	13,000	0.9%
Total income tax expense	1,193,000	696.6%	$4,308,000	290.3%

The most significant temporary differences between net income and taxable net income are the treatment of interest costs and revenue recognition on the portfolio of life insurance policies.

The tax effects of temporary differences that give rise to deferred income taxes were as follows:

	2012	2011
Deferred tax assets :

Athena Securities Group, LTD, advisory services	$1,455,000	$1,455,000
Note receivable from related party	2,023,000	2,023,000
Net operating loss carryforwards	1,671,000	946,000
Other assets	20,000	4,000
Subtotal	5,169,000	4,428,000
Valuation allowance	(2,023,000)	(2,023,000)
Net deferred tax asset	3,146,000	2,405,000

Deferred tax liabilities:
Investment in life settlements	(8,647,000)	(6,713,000)
Net deferred tax assets	$(5,501,000)	$(4,308,000)

At December 31, 2012 and 2011, the Company had federal net operating loss (NOL) carryforwards of $4,129,000 and $2,337,000, respectively, which will begin to expire in 2031. Future utilization of NOL carryforwards is subject to limitation under Section 382 of the Internal Revenue Code.  This section generally relates to a more than 50 percent change in ownership over a three-year period.  We currently do not believe that any issuance of common stock has resulted in an ownership change under Section 382.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company provides for a valuation allowance when it is not considered more likely than not that our deferred tax assets will be realized.  At December 31, 2012 and 2011, based upon all available evidence, the Company has provided a valuation allowance of $2,023,000, and 2,023,000, respectively, against deferred tax assets related to the likelihood of recovering the tax benefit of a capital loss on a note receivable from a related entity.  Management believes all other deferred tax assets are recoverable.

ASC 740, Income Taxes, requires the reporting of certain tax positions which do not meet a threshold of "more-likely-than-not" to be recorded as uncertain tax benefits.  It is management's responsibility to determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation, based upon the technical merits of the position.  Management has reviewed all income tax positions taken or expected to be taken for all open years and determined that the income tax positions are appropriately stated and supported.  The Company does not anticipate that the total unrecognized tax benefits will significantly change prior to December 31, 2013.

Under the Company’s accounting policies, interest and penalties on unrecognized tax benefits, as well as interest received from favorable tax settlements are recognized as components of income tax expense.  At December 31, 2012 and 2011, the Company has recorded no accrued interest or penalties related to uncertain tax positions.

The Company’s income tax returns for tax years ended December, 31 2012 and 2011 remain open to examination by the Internal Revenue Service and various state taxing jurisdictions.

(11)     Earnings per share and proforma information

The Company began issuing Series A preferred stock September, 1, 2011, as described in note 9.  The Series A preferred stock is anti-dilutive to the earnings per share calculation at December 31, 2012 and 2011.  The Company has also issued warrants to purchase common stock in conjunction with the sale of convertible preferred stock, as discussed in note 9.  The warrants are also anti-dilutive at December 31, 2012 and 2011 and have not been included in the fully diluted earnings per share calculation.

	December 31, 2012	December 31, 2011
NET LOSS	(1,012,899)	(2,826,656)
Accretion of preferred stock to liquidation value	(1,578,405)	-
LOSS ATTRIBUTABE TO COMMON SHAREHOLDERS	$(2,591,304)	$(2,826,656)

Basic and diluted weighted average shares outstanding	9,989,000	9,468,759
NET LOSS PER COMMON SHARE (BASIC AND DILUTED)
Net loss	$(0.10)	$(0.30)
Accretion of value to preferred stock	$(0.16)	$-
Net loss attributable to common shareholders	$(0.26)	$(0.30)

(12)     Commitments

The Company entered into an office lease with U.S. Bank National Association as the landlord. The lease was effective April 22, 2012 with a term through August 31, 2015. The lease is for 8,881 square feet of office space located at 220 South Sixth Street, Minneapolis, Minnesota. The Company is obligated to pay base rent plus common area maintenance and a share of the building operating costs. Rent expenses under this and previous agreements were $162,000 and $170,000 in years ended December 31, 2012 and 2011, respectively.  Minimum lease payments under the lease agreement effective April 22, 2012 are as follows:

2013	$99,000
2014	104,000
2015	70,000
Total	$273,000

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13)    Contingencies

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

(14)    Guarantees of secured debentures

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

The consolidating financial statements are presented in lieu of separate financial statements and other related disclosures of the subsidiary guarantors and issuer because management does not believe that separate financial statements and related disclosures would be material to investors. There are currently no significant restrictions on the ability of Holdings or GWG Life, the guarantor subsidiary, to obtain funds from its subsidiaries by dividend or loan, except as follows. DLP II is a borrower under a credit agreement with Autobahn, with DZ Bank AG as agent, as described in note 6. The significant majority of insurance policies owned by the Company are subject to a collateral arrangement with DZ Bank AG described in notes 3 and 6. Under this arrangement, collection and escrow accounts are used to fund purchases and premiums of the insurance policies and to pay interest and other charges under its revolving credit facility. DZ Bank AG and Autobahn must authorize all disbursements from these accounts, including any distributions to GWG Life. Distributions are limited to an amount that would result in the borrowers (GWG DLP Funding II, LLC, GWG Life Settlements, LLC, and GWG Holdings, Inc.) realizing an annualized rate of return on the equity funded amount for such assets of not more than 18%, as determined by DZ Bank AG. After such amount is reached, the credit agreement requires that excess funds be used for repayments of borrowings before any additional distributions may be made.

 The following represents consolidating financial information as of December 31, 2012 and December 31, 2011, with respect to the financial position, and for the twelve months ended December 30, 2012 and 2011 with respect to results of operations and cash flows of Holdings and its subsidiaries. The parent column presents the financial information of Holdings, the primary obligor of the secured debentures. The guarantor subsidiary column presents the financial information of GWG Life, the guarantor subsidiary of the secured debentures, presenting its investment in DLP II and Trust under the equity method. The non-guarantor subsidiaries column presents the financial information of all non-guarantor subsidiaries including DLP II and Trust.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Balance Sheets

December 31, 2012	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated

A S S E T S

Cash and cash equivalents	$25,035,579	$2,461,465	$-	$-	$27,497,044
Restricted cash	-	1,748,700	344,392	-	2,093,092
Due from related parties	-	8,613	-	-	8,613
Investment in life settlements, at fair value	-	-	164,317,183	-	164,317,183
Deferred financing costs, net	-	-	97,040	-	97,040
Death benefits receivable	-	-	2,850,000	-	2,850,000
Other assets	96,994	202,979	785,090	-	1,085,063
Investment in subsidiaries	60,608,585	96,914,613	-	(157,523,198)	-

TOTAL ASSETS	$85,741,158	$101,336,370	$168,393,705	$(157,523,198)	$197,948,035

L I A B I L I T I E S & O W N E R S' E Q U I T Y (DEFICIT)

LIABILITIES
Revolving credit facility	$-	$-	$71,000,000	$-	$71,000,000
Series I Secured notes payable	-	37,844,711	-	-	37,844,711
Secured renewable debentures	55,718,950	-	-	-	55,718,950
Accounts payable	73,084	104,975	292,000	-	470,059
Interest payable	905,017	2,444,097	128,206	-	3,477,320
Other accrued expenses	898,611	382,522	10,366	-	1,291,499
Deferred taxes	5,501,407		-	-	5,501,407
TOTAL LIABILITIES	63,097,069	40,776,305	71,430,572	-	175,303,946

CONVERTIBLE, REDEEMABLE PREFERRED STOCK	23,905,878	-	-	-	23,905,878

EQUITY (DEFICIT)
Member capital	-	60,560,065	96,963,133	(157,523,198)	-
Common stock	9,989	-	-	-	9.989
Additional paid-in capital	6,971,844	-	-	-	6,971,844
Accumulated deficit	(8,243,622)	-	-	-	(8,243,622)
TOTAL EQUITY (DEFICIT)	(1,261,789)	60,560,065	96,963,133	(157,523,198)	(1,261,789)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$85,741,158	$101,336,370	$168,393,705	$(157,523,198)	$197,948,035

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Balance Sheets (continued)

December 31, 2011	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated

A S S E T S

Cash and cash equivalents	$1,746,456	$131,893	$-	$-	$1,878,349
Restricted cash	-	822,227	3,972,075	-	4,794,302
Due from related parties	-	2,265	-	-	2,265
Investment in life settlements, at fair value	-	4,876,389	117,292,135	-	122,168,524
Deferred financing costs, net	-	-	329,937	-	329,937
Other assets	34,817	168,081	13,000	-	215,898
Investment in subsidiaries	17,026,465	61,326,724	-	(78,353,189)	-

TOTAL ASSETS	$18,807,738	$67,327,579	$121,607,147	$(78,353,189)	$129,389,275

L I A B I L I T I E S & O W N E R S' E Q U I T Y

LIABILITIES
Revolving credit facility	$-	$-	$60,000,000	$-	$60,000,000
Series I Secured notes payable	-	48,179,271	-	-	48,179,271
Accounts payable	379,457	56,311	-	-	435,768
Interest payable	-	1,779,796	108,039	-	1,887,835
Other accrued expenses	510,219	450,704	7,416	-	968,339
Deferred taxes	4,308,217	-	-	-	4,308,217
TOTAL LIABILITIES	5,197,893	50,466,082	60,115,455	-	115,779,430

CONVERTIBLE, REDEEMABLE PREFERRED STOCK	12,661,276	-	-	-	12,661,276

EQUITY
Member capital	-	16,861,497	61,491,692	(78,353,189)	-
Common stock	9,989	-	-	-	9,989
Additional paid-in capital	8,169,303	-	-	-	8,169,303
Accumulated deficit	(7,230,723)	-	-	-	(7,230,723)
TOTAL EQUITY	948,569	16,861,497	61,491,692	(78,353,189)	948,569

TOTAL LIABILITIES AND EQUITY	$18,807,738	$67,327,579	$121,607,147	$(78,353,189)	$129,389,275

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statements of Operations

For the year ended December 31, 2012	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Contract servicing fees	$-	$2,539,437	$-	$(2,539,437)	$-
Gain on life settlements, net	-	-	17,436,743	-	17,436,743
Interest and other income	42,668	223,311	42,747	(219,671)	89,055
TOTAL REVENUE	42,668	2,762,748	17,479,490	(2,759,108)	17,525,798

EXPENSES
Origination and servicing fees	-	-	2,539,437	(2,539,437)	-
Interest expense	4,311,719	4,833,058	1,953,521	(219,671)	10,878,627
Employee compensation and benefits	-	2,903,373	-	-	2,903,373
Legal and professional fees	899,588	162,323	14,783	-	1,076,694
Other expenses	937,562	1,496,752	52,499	-	2,486,813
TOTAL EXPENSES	6,148,869	9,395,506	4,560,240	(2,759,108)	17,345,507

INCOME (LOSS) BEFORE EQUITY IN INCOME
OF SUBSIDIARIES	(6,106,201)	(6,632,758)	12,919,250	-	180,291

EQUITY IN INCOME OF SUBSIDIARY	6,286,492	13,035,698	-	(19,322,190)	-

NET INCOME BEFORE INCOME TAXES	180,291	6,402,940	12,919,250	(19,322,190)	180,291

INCOME TAX EXPENSE	1,193,190	-	-	-	1,193,190
NET INCOME (LOSS)	(1,012,899)	6,402,940	12,919,250	(19,322,190)	(1,012,899)
Accretion of preferred stock to liquidation value	(1,578,405)	-	-	-	(1,578,405)
LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,591,304)	$-	$-	$-	$(2,591,304)

For the year ended December 31, 2011	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Contract servicing fees	$-	$2,429,870	$-	$(2,429,870)	$-
Gain on life settlements, net	-	574,983	17,229,216	-	17,804,199
Interest and other income	3,489	34,806	22,386	-	60,681
TOTAL REVENUE	3,489	3,039,659	17,251,602	(2,429,870)	17,864,880

EXPENSES
Origination and servicing fees	-	112,500	2,317,370	(2,429,870)	-
Interest expense	4,700	6,431,691	1,424,088	-	7,860,479
Employee compensation and benefits	-	2,081,545	-	-	2,081,545
Legal and professional fees	790,277	363,477	46,383	-	1,200,137
Investment banking services	3,595,027	-	-	-	3,595,027
Other expenses	589,188	1,003,943	53,000	-	1,646,131
TOTAL EXPENSES	4,979,192	9,993,156	3,840,841	(2,429,870)	16,383,319

INCOME (LOSS) BEFORE EQUITY IN INCOME
OF SUBSIDIARIES	(4,975,703)	(6,953,497)	13,410,761	-	1,481,561

EQUITY IN INCOME OF SUBSIDIARY	6,457,264	13,527,209	-	(19,984,473)	-

NET INCOME BEFORE INCOME TAXES	1,481,561	6,573,712	13,410,761	(19,984,473)	1,481,561

INCOME TAX EXPENSE	4,308,217	-	-	-	4,308,217
NET INCOME (LOSS)	$(2,826,656)	$6,573,712	$13,410,761	$(19,984,473)	$(2,826,656)

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statements of Cash Flows

For the year ended December 31, 2012	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,012,899)	$6,402,940	$12,919,250	$(19,322,190)	$(1,012,899)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Equity of subsidiaries	(6,286,492)	(13,035,698)	-	19,322,190	-
Gain on life settlements	-	-	(27,856,374)	-	(27,856,374)
Amortization of deferred financing and issuance costs	506,279	1,169,755	232,896	-	1,908,930
Deferred income taxes	1,193,190	-	-	-	1,193,190
Preferred stock issued for dividends	567,478	-	-	-	567,478
Convertible, redeemable preferred stock dividends payable	338,695	-	-	-	338,695
(Increase) decrease in operating assets:
Due from related parties	-	(6,348)	-	-	(6,348)
Death benefits receivable	-	-	(2,850,000)	-	(2,850,000)
Other assets	(33,137,100)	(22,587,090)	(772,090)	55,627,115	(869,165)
Increase (decrease) in operating liabilities:
Accounts payable	(306,373)	48,665	-	-	(257,708)
Interest payable	918,374	806,058	20,167	-	1,744,599
Other accrued expenses	(55,890)	(16,352)	2,950	-	(69,292)
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(37,274,738)	(27,218,070)	(18,303,201)	55,627,115	(27,168,894)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	-	-	(15,067,495)	-	(15,067,495)
Proceeds from settlement of life settlements	-	-	1,067,210	-	1,067,210
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(14,000,285)	-	(14,000,285)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from revolving credit facility	-	-	11,000,000	-	11,000,000
Payments for redemption of Series I Secured notes payable	-	(7,477,197)	-	-	(7,477,197)
Proceeds from issuance of debentures	58,553,280	-	-	-	58,553,280
Payments for issuance of debentures	(3,024,545)	-	-	-	(3,024,545)
Payments for redemption of debentures	(112,500)	-	-	-	(112,500)
Proceeds (payments) from restricted cash	-	(926,473)	3,627,683	-	2,701,210
Issuance of member capital	-	37,951,312	17,675,803	(55,627,115)	-
Issuance of preferred stock	6,414,273	-	-	-	6,414,273
Payments for issuance of preferred stock	(1,266,647)	-	-	-	(1,266,647)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	60,563,861	29,547,642	32,303,486	(55,627,115)	66,787,874

NET INCREASE IN CASH AND CASH EQUIVALENTS	23,289,123	2,329,572	-	-	25,618,695

CASH AND CASH EQUIVALENTS
BEGINNING OF THE YEAR	1,746,456	131,893	-	-	1,878,349

END OF THE YEAR	$25,035,579	$2,461,465	$-	$-	$27,497,044

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statements of Cash Flows (continued)

For the year ended December 31, 2011	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,826,656)	$6,573,713	$13,410,761	$(19,984,474)	$(2,826,656)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Equity of subsidiaries	(6,457,264)	(13,527,209)	-	19,984,473	-
Gain on life settlements	-	(1,037,683)	(28,287,336)	-	(29,325,019)
Amortization of deferred financing and issuance costs	-	1,769,615	232,897	-	2,002,512
Investment banking services	3,595,027	-	-	-	3,595,027
Deferred income taxes	4,308,217	-	-	-	4,308,217
Preferred stock issued for dividends	16,689	-	-	-	16,689
Convertible, redeemable preferred stock dividends payable	290,454	-	-	-	290,454
(Increase) decrease in operating assets:
Due from related parties	2,326,068	(5,464,144)	3,138,076	-	-
Death benefit receivable	-	-	400,000	-	400,000
Other assets	(20,941)	(88,868)	298,495	-	188,686
Increase (decrease) in operating liabilities:
Due to related party	(549,632)	549,783	-	(1)	150
Accounts payable	379,457	(29,236)	(625,000)		(274,779)
Interest payable	-	1,162,899	57,070	2	1,219,971
Other accrued expenses	3,750	167,183	(27,666)	-	143,267
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,065,169	(9,923,947)	(11,402,703)	-	(20,261,481)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	-	(383,845)	(11,545,550)	-	(11,929,395)
Proceeds from settlement of life settlements	-	-	1,803,452	-	1,803,452
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	(383,845)	(9,742,098)	-	(10,125,943)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from revolving credit facility	-	-	22,914,548	-	22,914,548
Proceeds from issuance of Series I Secured notes payable	-	11,991,331	-	-	11,991,331
Payments for redemption of Series I Secured notes payable	-	(7,810,398)	-	-	(7,810,398)
Proceeds (payments) from restricted cash	-	3,762,842	(3,338,135)	-	424,707
Issuance of common stock	4,973	-	-	-	4,973
Issuance of preferred stock	4,213,862	-	-	-	4,213,862
Payments for issuance of preferred stock	(1,231,480)				(1,231,480)
Proceeds from notes receivable from related parties	-	2,306,068			2,306,068
Common stock dividends	(2,306,068)	-	-	-	(2,306,068)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	681,287	10,249,843	19,576,413	-	30,507,543

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,746,456	(57,949)	(1,568,388)	-	120,119

CASH AND CASH EQUIVALENTS
BEGINNING OF THE YEAR	-	189,842	1,568,388	-	1,758,230

END OF THE YEAR	$1,746,456	$131,893	$-	$-	$1,878,349

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15)     Concentration

GWG purchases life insurance policies written by life insurance companies having investment grade ratings by independent rating agencies.  As a result there may be certain concentrations of contracts with life insurance companies.  The following summarizes the face value of insurance contracts with specific life insurance companies exceeding 10% of the total face value held by the Company.

	December 31,	December 31,
	2012	2011
Life insurance company	%	%

Company A	16.96	17.43
Company B	13.80	15.06
Company C	11.36	12.53
Company D	*	10.09

*  - percentage does not exceed 10% of the total face value.

The following summarizes the number of insurance contracts held in specific states exceeding 10% of the total face value held by the Company:

	December 31,	December 31,
	2012	2011
State of residence	%	%

California	28.44	31.43
Florida	13.27	11.43
New York	11.85	13.71

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

As of December 31, 2012, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The name, age and positions of our current executive officers and directors are as follows:

Name	Age	Positions
Jon R. Sabes	46	Chief Executive Officer and Director
Paul A. Siegert	73	President and Director (Chairman of the Board)
Steven F. Sabes	44	Chief Operating Officer, Secretary and Director
Jon Gangelhoff	54	Chief Financial Officer
Brian Tyrell	51	Director
Laurence Zipkin	72	Director
Kenneth Fink	51	Director

Jon R. Sabes, co-founder and Chief Executive Officer of our company, is a financial professional with over 20 years of experience in the fields of finance, venture capital, business development, managerial operations, and federal taxation. Since 1999, Mr. Sabes has served as Chief Executive Officer of Opportunity Finance, LLC, a family investment company specializing in structured finance. Over his career, Mr. Sabes has been active in receivable financing, life insurance financing, and casualty insurance financing, structuring over $900 million in financing commitments for his related businesses. Mr. Sabes’ experience includes co-founding and leading the development of two leading insurance-related finance companies: GWG Life, a company in the life insurance finance industry founded in 2006, and MedFinance, an innovator in casualty insurance and healthcare finance founded in 2005. Through these companies, Mr. Sabes has developed and applied financial structuring techniques, underwriting algorithms, and business modeling aspects to the insurance industry. Mr. Sabes’ education includes a Juris Doctor degree cum laude from the University of Minnesota Law School; and a Bachelor of Arts degree in Economics, from the University of Colorado. Over his career, Mr. Sabes has held several licenses and professional association memberships including FINRA Series 7, Series 63, Minnesota State Bar Association, and American Bar Association. In addition to being an active father of three, Mr. Sabes serves on the boards of Saving Children and Building Families, and the Insurance Studies Institute. Mr. Sabes is the brother of Steven F. Sabes. Mr. Sabes has served as our Chief Executive Officer, and a director, since 2006.

Steven F. Sabes, co-founder and Chief Operating Officer and Secretary of our company, is responsible for various managerial aspects of our business, with a specific focus on treasury and financial operations, life insurance policy purchasing, and specialty finance operations.  Since 1998, Mr. Sabes has served as a Managing Director of Opportunity Finance, LLC, a family investment company specializing in structured finance. Mr. Sabes holds a Master of Science and Doctor of Philosophy in organic chemistry from the University of Minnesota, as well as a Bachelor of Arts degree from The Colorado College. Mr. Sabes is the brother of Jon Sabes. Mr. Sabes has served as our Chief Operating Officer and Secretary, and a director, since 2006.

Paul A. Siegert, co-founder of our company, has over 50 years of experience in national and international business with focus on general business, financial and investment strategies, management practices, fiscal controls, profit incentives, systems and corporate structuring and governance. Over his career, Mr. Siegert has consulted to Fortune 500 corporations, regional firms, emerging businesses, government and education, and has served as director, general partner and advisor to partnerships and corporations, including restructuring of economically troubled businesses. Mr. Siegert has provided written testimony to the Senate Finance Committee regarding SEC practices and created two companies registered under the Investment Advisors Act of 1940. Mr. Siegert was an active participant in the formation and direction of the Colorado Institute for Artificial Intelligence at the University of Colorado. Mr. Siegert’s education includes studies toward a Master of Business Administration, University of Chicago; and Bachelor of Science and Industrial Management, Purdue University. His insurance-related experiences include the creation of one of the nation’s first employer self-funded life, medical and disability insurance programs; designing medical, life insurance and social security opt-out programs for educational institutions; incorporation of financial analysis disciplines in life insurance and estate planning; and strategizing of key-man insurance plans and life insurance in business continuation planning for corporations and senior executives. From 1979 to 1986, Mr. Siegert was nationally recognized as a tax and estate planning expert. In 1999 Mr. Siegert retired from active business to engage in various personal financial and investment endeavors. In 2004, he founded Great West Growth, LLC, a Nevada limited liability company and a predecessor to GWG Life, to purchase life insurance policies. In his capacities with GWG Life, he created an insurance policy valuation and pricing model, created life insurance policy purchase documentation, undertook state licensing and compliance and developed operating and marketing systems. Mr. Siegert currently serves as the President and Chief Executive Officer of the Insurance Studies Institute, which he founded in 2007. Mr. Siegert currently serves as President, Director and Chairman of the Board of GWG Holdings, Inc. He has been active in a variety of charities and foundations, including Rotary International.

Jon Gangelhoff has served rapidly growing businesses in several industries as chief financial officer with a strong focus on business operations since 1986. Prior to joining our company in March 2009, he served as chief financial officer for Northern Metal Recycling, a metal recycling firm the sales of which exceeded $500 million annually, from 2006 to 2008. Mr. Gangelhoff’s responsibilities at Northern Metal Recycling included acquisition and related integration operations focused on finance, information systems, and human resources functions. Prior to that, from 2003 to 2006, Mr. Gangelhoff served as the chief financial officer of Kuhlman Company, formerly a public reporting company, where he established corporate infrastructure, developed financial reporting and internal control systems, and managed the SEC reporting process. During his 25-year career, Mr. Gangelhoff has used an integrated hands-on and financial management approach to improve the performance of the companies he served in a variety of industries. Mr. Gangelhoff holds a bachelor of Bachelor of Arts degree from Mankato State University.

Brian Tyrell is a principal of Athena Securities Ltd. based in Dublin, Ireland where he has worked in the financial services industry specializing in structured investments and fund creation for over the past 19 years. Mr. Tyrell has held directorships in a number of financial service companies with a particular focus on the life insurance finance industry for the past several years. Mr. Tyrell is a Business Studies (Finance) graduate of Dublin City University. He completed postgraduate studies with the Society of Investment Analysts of Ireland and the Institute of Investment Management and Research UK. He is a member of the CFA Institute and a fellow of the Chartered Institute of Securities and Investment. Mr. Tyrell joined our Board of Directors in June 2011.

Laurence Zipkin is nationally recognized for his expertise in the gaming industry, restaurants, and emerging small growth companies. From 1996 to 2006, Mr. Zipkin owned Oakridge Securities, Inc. where, as an investment banker, he successfully raised capital for various early growth-stage companies and advising clients with regard to private placements, initial public offerings, mergers, debt offerings, bridge and bank financings, developing business plans and evaluating cash needs and resources. He has extensive experience in the merger and acquisition field and has represented companies on both the buy and sell side. Since 2006, Mr. Zipkin has been self-employed, engaging in various consulting activities, owning and operating two restaurant properties, and purchasing distressed real estate. Mr. Zipkin is a licensed insurance agent for both life and health insurance. Mr. Zipkin attended the University of Pennsylvania Wharton School of Finance. Mr. Zipkin joined our Board of Directors in June 2011. In October 2006, Mr. Zipkin consented to a $20,000 fine and a four-month suspension from associating with any NASD member (in a principal capacity) in connection with alleged violations of SEC Rules 10b-9, 15c3-3 and 15c2-4, and NASD Rules 2110 and 2120. In March 1998, Mr. Zipkin was censured and fined $2,500 in connection with an alleged May 1995 violation of rules of fair practice for the distribution of a “hot issue” securities issue to “restricted persons.” In April 1997, Mr. Zipkin was the subject of a $126,000 judgment for the negligent sale of customer securities in 1994.

Kenneth Fink is President and Chief Executive Officer of Tamar-Fink, Inc. and Family Wealth Counselors, LLC, representing family offices for estate and wealth counseling services. Since 1999, Mr. Fink has led Tamar-Fink, Inc. to become a leading life insurance agency, transacting over $1 billion of insurance sales transactions. Mr. Fink is a lifetime and qualifying member of the Million Dollar Round Table, the nation’s leading life insurance sales organization. He is a member of the prestigious International Forum and Top of the Table organizations, which are limited to approximately 500 of the leading insurance agents in the world. Mr. Fink is also a member of the Planned Giving Counsel, Minnesota Life Underwriters, National Association of Insurance and Financial Advisors, and the Association for Advanced Life Underwriting. Mr. Fink is a member of the National Association of Family Wealth Counselors and was named the 1998 Family Wealth Counselor of the Year after creating and implementing plans that would generate more than $700 million dollars for charities. Recently, Mr. Fink designed a plan that resulted in a $42 million dollar gift to the United Hospitals in Cleveland, the largest gift in their history. Mr. Fink is the recipient of the 2006 Preston Hotchkis Distinguished Achievement Award for his generous charitable and business contributions to the community. Mr. Fink has published numerous articles on tax, estate and charitable giving in leading national and regional publications. Mr. Fink is a co-contributor to the book Getting to the Heart of the Matter, which has received critical acclaim nationwide. Mr. Fink has been featured in Forbes magazine and quoted in many of the nation’s newspapers as an expert in the field of insurance and charitable planned giving. Mr. Fink holds a Series 6 license, and is presently a registered representative of Arque Capital, Ltd., the entity that serves as the managing broker-dealer for the Company’s debenture offering. Prior to his affiliation with Arque Capital in June 2011, Mr. Fink was a registered representative of NFP Securities, Inc. Mr. Fink graduated Cum Laude from the University of Pennsylvania and received advanced certification as a Family Wealth Counselor in 1997. Mr. Fink joined our Board of Directors in June 2011.

When considering whether directors have the experience, qualifications, attributes and skills to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Board of Directors focuses primarily on the information discussed in each of the directors’ individual biographies set forth above. With regard to Mr. Jon R. Sabes, the board considered his significant experience, expertise and background with regard to financial matters, and his demonstrated experience and skills in managing the Company’s business. With regard to Mr. Steven F. Sabes, the board considered his background and experience with the Company and its business. With respect to Mr. Siegert, the board considered his significant experience in securities and finance, and his background in secondary life insurance market. With regard to Mr. Tyrell, the board considered his experience in global capital markets and his knowledge and experience with the secondary life insurance market. In the case of Mr. Zipkin, the board considered his knowledge, experience and skills in the finance, public securities and investment banking fields. With regard to Mr. Fink, the board considered his extensive background and knowledge of the insurance industry.

Corporate Governance, Ethics and Business Conduct

The Company’s Board of Directors firmly believes that the commitment to sound corporate governance practices is essential to obtaining and retaining the trust of investors, employees and others. The Company is committed to conducting business lawfully and ethically. For this reason, the Board of Directors has recently determined to prepare a formal code of ethics and adopt the same.  In furtherance of this effort, the Company has begun working with its corporate counsel for the preparation of a code of ethics that will represent the Company’s commitment to sound and ethical business practices and compliance with applicable laws, including federal securities laws such as the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002.  The Company views this effort as part of a larger goal of ensuring proper disclosures regarding the Company and its business are timely and accurately made.  Presently, the Company expects that its code of ethics will be finalized and adopted prior to May 31, 2013.

Audit Committee of the Board of Directors

The Company has established a two member audit committee within its Board of Directors that currently consists of Chairman Laurence Zipkin and Kenneth Fink.

The Board has determined that at least one member of the audit committee, Laurence Zipkin, is an “audit committee financial expert” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Exchange Act, as amended. Mr. Zipkin is an “independent director,” as such term is defined in Rule 5605(a)(2) of The NASDAQ Marketplace Rules.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the cash and non-cash compensation awarded to or earned by: (i) each individual who served as the principal executive officer and principal financial officer of GWG Holdings during the years ended December 31, 2012 and 2011; and (ii) each other individual that served as an executive officer of either GWG Holdings or GWG Life Settlements, Inc. at the conclusion of the years ended December 31, 2012 and 2011 and who received more than $100,000 in the form of salary and bonus during such fiscal year. For purposes of this document, these individuals are collectively the “named executives” of the Company.

Name and Principal Position		Salary		Bonus	Total

Jon R. Sabes	2012	$452,203		$60,979	$513,182
Chief Executive Officer	2011	$286,131	(1)	—	$286,131	(1)

Jon Gangelhoff	2012	$120,433		$27,811	$148,244
Chief Financial Officer	2011	$120,000		$50,000	$170,000

Paul A. Siegert	2012	$152,832		$111,135	$263,967
President	2011	$150,823	(2)	—	$150,823	(2)

Steven F. Sabes	2012	$159,456		$26,135	$185,591
COO and Secretary	2011	$162,675	(3)	—	$162,675	(3)

(1)
Of the amount set forth in the table, $212,641 was paid as salary pursuant to our employment agreement with Mr. Jon R. Sabes, dated June 14, 2011 (which agreement is described in the narrative below); and $73,490 was paid by us prior to June 14, 2011 (while the Company was a limited liability company).

(2)
Of the amount set forth in the table, $85,385 was paid as salary pursuant to our employment agreement with Mr. Paul A. Siegert, dated June 14, 2011 (which agreement is described in the narrative below); and $65,438 was paid by us prior to June 14, 2011 (while the Company was a limited liability company).

(3)
Of the amount set forth in the table, $90,831 was paid as salary pursuant to our employment agreement with Mr. Steven F. Sabes, dated June 14, 2011 (which agreement is described in the narrative below); and $71,844 was paid by us prior to June 14, 2011 (while the Company was a limited liability company).

Employment Agreements and Change-in-Control Provisions

In June 2011, we entered into employment agreements with each of Messrs. Jon R. Sabes, Steven F. Sabes, Paul A. Siegert and Jon Gangelhoff. Mr. Jon R. Sabes is our Chief Executive Officer; Mr. Steven F. Sabes is our Chief Operating Officer and Secretary; Mr. Siegert is our President (and also our Chairman of the Board); and Mr. Gangelhoff is our Chief Financial Officer. These employment agreements establish key employment terms (including reporting responsibilities, base salary, discretionary and bonus opportunity and other benefits), provide for severance benefits in certain situations, and contain non-competition, non-solicitation and confidentiality covenants.

Under their respective employment agreements, Mr. Jon R. Sabes receives an annual base salary of $350,000, Messrs. Steven F. Sabes and Paul A. Siegert receive an annual base salary of $150,000, and Mr. Gangelhoff receives an annual base salary of $120,000. The employment agreements contain customary provisions prohibiting the executives from soliciting our employees for one year after any termination of employment, and from competing with the Company for either two years (if the executive is terminated for good cause or if he resigns without good reason) or one year (if we terminate the executive’s employment without good cause or if he resigns with good reason). If an executive’s employment is terminated by us without “good cause” or if the executive voluntarily resigns with “good reason,” then the executive will be entitled to (i) severance pay for a period of 12 months and (ii) reimbursement for health insurance premiums for his family if he elects continued coverage under COBRA.

The employment agreements for Messrs. Jon R. Sabes, Steve F. Sabes and Paul A. Siegert also provide that we will reimburse them for any legal costs they incur in enforcing their rights under the employment agreement and, to the fullest extent permitted by applicable law, indemnify them for claims, costs and expenses arising in connection with their employment, regardless of the outcome of any such legal contest, as well as interest at the prime rate on any payments under the employment agreements that are determined to be past due, unless prohibited by law.

All of the executive employment agreements include a provision allowing us to reduce their severance payments and any other payments to which the executive becomes entitled as a result of our change in control to the extent needed for the executive to avoid paying an excise tax under Code Section 280G, unless, the named executive officer is better off, on an after-tax basis, receiving the full amount of such payments and paying the excise taxes due.

Prior to January 1, 2011, Messrs. Jon R. Sabes, Paul A. Siegert and Steven F. Sabes received loan advances that accrued interest at rates ranging from 4.2% to 5.0% per annum. Under this arrangement, made during the time when GWG Holdings was a limited liability company, these advance amounts were to be repaid upon or in connection with operating distributions made by us. Under the prior arrangements and through June 13, 2011, advances aggregating approximately $981,167 were made to Jon R. Sabes with cumulative interest owed of $114,496, $287,500 to Paul A. Siegert with cumulative interest owed of $22,708, and $861,976 to Steven F. Sabes with cumulative interest owed of $94,438. On July 27, 2011, Messrs. Jon R. Sabes, Steven F. Sabes and Paul A. Siegert repaid their loan balances.

Outstanding Equity Awards at Fiscal Year End

We had no outstanding equity awards as of December 31, 2012 and 2011 for any named executives.

Compensation of Directors

The following table sets forth the cash and non-cash compensation awarded to or earned by each individual who served as member of the board of directors of GWG Holdings during the year ended December 31, 2012.  For purposes of this document, these individuals are collectively the “named executives” of the Company.

Director’s Name		Fees Earned or Paid in Cash	Total

Paul A. Siegert Chairman	2012	$25,000	$25,000

Jon R. Sabes Director	2012	$25,000	$25,000

Steven F. Sabes Director	2012	$25,000	$25,000

Brian Tyrell Director	2012	$25,000	$25,000

Laurence Zipkin Director	2012	$25,000	$25,000

Kenneth Fink Director	2012	$25,000	$25,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2012, the Company had no compensation plans under which its equity securities are authorized for issuance.

Beneficial Ownership Table

As of the close of business on March 29, 2013, we had outstanding two classes of voting securities—common stock, of which there were 9,989,000 shares issued and outstanding; and Series A Convertible Preferred Stock, of which there were 3,361,076 shares issued and outstanding. Each share of capital stock is currently entitled to one vote on all matters put to a vote of our stockholders. The following table sets forth the number and percentage of outstanding common shares beneficially owned as of the date set forth above, by:

●	each person known by us to be the beneficial owner of more than five percent of our outstanding common stock
●	each of our current directors
●	each our current executive officers and any other persons identified as a “named executive” in the Summary Compensation Table above, and
●	all current executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. Shares of common stock issuable upon exercise of options or warrants that are currently exercisable or exercisable within 60 days of the record rate, and shares of common stock issuable upon conversion of other securities currently convertible or convertible within 60 days, are deemed outstanding for computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Under the applicable SEC rules, each person’s beneficial ownership is calculated by dividing the total number of shares with respect to which they possess beneficial ownership by the total number of outstanding shares of the Company. In any case where an individual has beneficial ownership over securities that are not outstanding, but are issuable upon the exercise of options or warrants or similar rights within the next 60 days, that same number of shares is added to the denominator in the calculation described above. Because the calculation of each person’s beneficial ownership set forth in the “Percentage of Common Shares” column of the table may include shares that are not presently outstanding, the sum total of the percentages set forth in such column may exceed 100%. Unless otherwise indicated, the address of each of the following persons is 220 South Sixth Street, Suite 1200, Minneapolis, Minnesota 55402, and each such person has sole voting and investment power with respect to the shares set forth opposite his, her or its name.

Name and Address	Shares	Percentage of Common Shares

Jon R. Sabes (1)	4,854,788	48.6%
Steven S. Sabes (2)	4,722,494	47.2%
Paul A. Siegert (3)	400,890	4.0%
Jon Gangelhoff (4)	-	*
Brian Tyrell (5)	-	*
Laurence Zipkin (6)	-	*
Kenneth Fink (7)	-	*
All current directors and officers as a group (8)	9,000,000	90.1%
Athena Securities Group Ltd. 44 Upper Mount Street Dublin 2, Ireland	989,000	9.9%

*	less than one percent.

(1)
Mr. Sabes is our Chief Executive Officer and a director of the Company. Shares reflected in the table include 400,890 shares held individually, 3,475,726 shares held by Mokeson, LLC, a Minnesota limited liability company of which Mr. Sabes is a manager and member, and 978,172 shares held by Opportunity Finance, LLC, a Minnesota limited liability company of which Mr. Sabes is a manager and member.

(2)
Mr. Sabes is our Chief Operating Officer, Secretary and a director of the Company. Shares reflected in the table include 1,599,558 shares held individually, 978,172 shares held by Opportunity Finance, LLC, a Minnesota limited liability company of which Mr. Sabes is a manager and member, 1,042,316 shares held by SFS Trust 1982, a trust of which Mr. Sabes is the beneficiary, 701,558 shares held by SFS Trust 1992 Esther, a trust of which Mr. Sabes is a beneficiary, and 400,890 shares held by SFS Trust 1976, a trust of which Mr. Sabes is a beneficiary. The trustees of each of the trusts are Robert W. Sabes, Jon R. Sabes and Ross A. Sabes.

(3)	Mr. Siegert is our President and a director of the Company.

(4)	Mr. Gangelhoff is our Chief Financial Officer.

(5)	Mr. Tyrell is a director of the Company.

(6)	Mr. Zipkin is a director of the Company.

(7)	Mr. Fink is a director of the Company.

(8)	Includes the beneficial ownership of Messrs. Jon R. Sabes, Steven F. Sabes, Siegert, Gangelhoff, Tyrell, Zipkin and Fink.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related-Party Transactions

As explained above under “—Employment Agreements and Change-in-Control Provisions,” we were party to an arrangement with each of Jon R. Sabes, Paul A. Siegert and Steven F. Sabes whereby those individuals received loan advances that accrued interest at rates ranging from 4.2% to 5.0% per annum. Under this arrangement, made during the time when GWG Holdings was a limited liability company, these advance amounts were to be repaid upon or in connection with operating distributions made by us. From inception through June 13, 2011, advances aggregating approximately $981,167 were made to Jon R. Sabes with cumulative interest owed of $114,496, $287,500 to Paul A. Siegert with cumulative interest owed of $22,708, and $861,976 were made to Steven F. Sabes with cumulative interest owed of $94,438. On July 27, 2011, Messrs. Jon R. Sabes, Steven F. Sabes and Paul A. Siegert repaid their loan balances.

In May 2008, our affiliate, Insurance Strategies Fund, LLC, a Delaware limited liability company beneficially owned by Mr. Jon R. Sabes, our Chief Executive Officer, agreed to make discretionary unsecured general working capital loans to GWG Holdings for short-term working capital needs. As of December 31, 2012 and 2011, we owed no amounts to Insurance Strategies Fund. Nevertheless, an Amended and Restated Investment Agreement with Insurance Strategies Fund, dated as of September 3, 2009, remains in place. That agreement permits Insurance Strategies Fund to make additional discretionary unsecured short-term work capital loans in the future.

Effective July 14, 2008, the Company entered into an Addendum No. 1 to Sub-Sublease Agreement with Opportunity Finance, LLC, a limited liability company of which Jon R. Sabes, our Chief Executive Officer, also serves as Chief Executive Officer. Pursuant to the Addendum, Opportunity Finance, LLC assigned to the Company, and the Company assumed, all of Opportunity Finance’s rights and obligations under a Sub-Sublease Agreement between Opportunity Finance and an unrelated third party. The Sub-Sublease Agreement relates to the facilities in which we conduct our business operations. Under the Sub-Sublease Agreement, as assigned, the Company assumed the obligation to make monthly payments of base rent that range from $7,310 (from the commencement date through July 31, 2009) to $8,770 (for the period from August 1, 2011 through the April 20, 2012 expiration of the Sub-Sublease Agreement). In addition, the Sub-Sublease Agreement, as assigned, requires that the Company pay additional monthly amounts in respect of operating costs as additional rent. The Company made aggregate payments under the Sub-Sublease Agreement of $50,000 and $147,000 for the calendar years ended December 31, 2012 and 2011, respectively.

On July 11, 2011, the Company entered into and consummated certain transactions contemplated by a Purchase and Sale Agreement with Athena Securities Group Ltd. Pursuant to that agreement, the Company sold 989,000 shares of common stock (after giving effect to the August 9, 2011 two-for-one forward stock split) to Athena Securities Group, and purchased 5,940 ordinary shares of Athena Structured Funds PLC. As a result of these transactions, the Company owns approximately 9.9% of Athena Structured Funds, and Athena Securities Group owns approximately 9.9% of the common stock of the Company. The larger purpose of the transaction was to facilitate cooperation among the Company and the Athena entities in future financing efforts that may permit Athena to raise capital from global markets outside of the United States for the purpose of financing the acquisition of life insurance policies in the secondary market.

Our director, Mr. Kenneth Michael Fink, is a registered representative of Arque Capital, Ltd., the managing broker-dealer (underwriter) in this offering of debentures. The Company, however, has not paid Mr. Fink any compensation in this regard and has been advised by Arque Capital that it has not paid Mr. Fink any compensation in respect of this offering of debentures.

Related-Party Transaction Policy and Related Matters

In all cases, the Company abides by applicable state corporate law when approving all transactions, including transactions involving officers, directors or affiliates. More particularly, the Company’s policy is to have any related-party transactions (i.e., transactions involving a director, an officer or an affiliate of the Company) be approved solely by a majority of the disinterested and independent directors serving on the board. Presently, the Company has two independent directors serving on the board, and intends to maintain a board consisting of at least two independent directors.

The Company does not anticipate making any future loans or advances for non-business purposes to directors, officers, affiliates or other persons who might be considered “promoters” under state laws. Any such loans or advances would be violative of Section 402 of the federal Sarbanes-Oxley Act of 2002. The Company may in the future engage in transactions with Insurance Strategies Fund, LLC, pursuant to the Amended and Restated Investment Agreement described above under the “Related Party Transactions caption.” In addition, the Company may in the future engage in transactions with Athena Structured Funds as described above under the “Related Party Transactions caption.” Any such transactions with Insurance Strategies Fund or Athena Structured Funds will be effected on terms no less favorable to the Company than those that can be obtained from unaffiliated third parties. The Company and its legal counsel have determined that there is a reasonable basis for these representations and disclosures, and may in the future determine to incorporate into board committee charters or other written governance policies or documents some or all of the policies of the Company described herein.

Director Independence

The Board of Directors periodically reviews relationships that directors have with the Company to determine whether the directors are independent. Directors are considered “independent” as long as they do not accept any consulting, advisory or other compensatory fee (other than director fees) from the Corporation, are not an affiliated person of the Company or its subsidiaries (e.g., an officer or a greater-than-ten-percent stockholder) and are independent within the meaning of applicable laws, regulations and the Nasdaq listing rules. In this latter regard, the Board of Directors uses the Nasdaq listing rules (specifically, Section 5605(a)(2) of such rules) as a benchmark for determining which, if any, of its directors are independent, solely in order to comply with applicable SEC disclosure rules. However, this is for disclosure purposes only. It should be understood that, as a corporation whose shares are not listed for trading on any securities exchange or listing service, the Company is not required to have any independent directors at all on its Board of Directors, or any independent directors serving on any particular committees of the Board of Directors.

The Board of Directors has determined that, of its current directors, Messrs. Zipkin and Fink are independent within the meaning of the Nasdaq listing rule cited above. In the case of Mr. Siegert, his position as an executive officer of the Company precludes him from being considered independent. In the case of both Messrs. Jon R. and Steven F. Sabes, their positions as executive officers of the Company, together with their beneficial ownership of more than ten percent of the common stock of the Company, similarly precludes them from being considered independent within the meaning of the cited Nasdaq listing rule. In the case of Mr. Tyrell, the Board of Directors has determined that his position as executive officer of Athena Securities Group, Ltd. and his beneficial ownership of the common stock of the Company precludes him from being considered independent within the meaning of the cited Nasdaq listing rule.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees Billed to the Company by Its Independent Registered Public Accounting Firm

The following table presents fees for professional audit services and 401(k) audit services, tax services and other services rendered by Mayer Hoffman McCann P.C. during fiscal years 2012 and 2011:

	2012	2011
Audit Fees (1)	$163,000	$213,000
Audit-Related Fees (2)	-	43,000
Tax Fees (3)	-	161,000
All Other Fees (4)	105,000	60,000
Total Fees	$268,000	$477,000

(1)
Audit Fees consist of fees for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
Audit-Related Fees consist principally of assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements but not reported under the caption Audit Fees above, including the  401(k) audit.

(3)	Tax Fees consist of fees for tax compliance, tax advice, and tax planning.

(4)	All Other Fees typically consist of fees for permitted non-audit products and services provided.

Pre-Approval Policy

The written charter of the audit committee provides that all audit and non-audit accounting services that are permitted to be performed by the Company’s independent registered certified public accounting firm under applicable rules and regulations must be pre-approved by the audit committee or by designated members of the audit committee, other than with respect to de minimus exceptions permitted under the Sarbanes-Oxley Act of 2002. All services performed by our independent registered public account firm during the fiscal years ended December 31, 2012 and 2011 were pre-approved in accordance with the written charter.

Prior to or as soon as practicable following the beginning of each fiscal year, a description of the audit, audit-related, tax, and other services expected to be performed by the independent registered certified public accounting firm in the following fiscal year will be presented to the audit committee for approval. Following such approval, any requests for audit, audit-related, tax, and other services not presented and pre-approved must be submitted to the audit committee for specific pre-approval and cannot commence until such approval has been granted. However, the authority to grant specific pre-approval between meetings, as necessary, has been delegated to the Chairman of the audit committee. The Chairman then updates the audit committee at the next regularly scheduled meeting of any services that were granted specific pre-approval.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Documents filed as part of this Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2012 and 2011
Consolidated Statements of Operations for the years ended December 31, 2012 and 2011
Consolidated Statements of Changes in Equity for the years ended December 31, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

Financial Statement Schedule:

Not applicable.

Exhibit Index

Exhibit	Description
3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment of Certificate of Incorporation (3)
3.4	Certificate of Designations for Series A Convertible Preferred Stock (3)
4.1	Indenture with Bank of Utah, dated October 19, 2011 (5)
4.2	Form of Debenture (3)
4.3	Form of Subscription Agreement (revised April 2012) (6)
4.4	Pledge and Security Agreement by and among GWG Holdings, Inc., GWG Life Settlements, LLC, Jon R. Sabes, Steven F. Sabes, and Bank of Utah, dated October 19, 2011 (5)
4.5	Intercreditor Agreement by and among Bank of Utah, and Lord Securities Corporation, dated October 19, 2011 (5)
4.6	Amendment No. 1 to Indenture with Bank of Utah, dated December 15, 2011 (6)
4.7	Amendment No. 1 to Pledge and Security Agreement, dated December 15, 2011 (6)
10.1	Amended and Restated Credit and Security Agreement with DZ Bank AG Deutsche Zentral-Genossenschaftsbank (as agent), and Autobahn Funding Company LLC (as lender), dated effective January 25, 2013 (7) *
10.2	Performance Guaranty of GWG Holdings, LLC dated as of July 15, 2008, delivered in favor of DZ Bank AG Deutsche Zentral-Genossenschaftsbank (as agent) and Autobahn Funding Company LLC (as lender) (3)
10.3
General Reaffirmation and Modification Agreement dated effective January 25, 2013 delivered in favor of DZ Bank AG Deutsche Zentral-Genossenschaftsbank (as agent), and Autobahn Funding Company LLC (as lender) (7) **

10.4	Amended and Restated Note Issuance and Security Agreement dated November 15, 2010, with Lord Securities Corporation (as trustee), GWG LifeNotes Trust (as secured party), and noteholders (6)
10.5
Pledge Agreement dated November 15, 2010, among Jon R. Sabes, Steven F. Sabes, Opportunity Finance, LLC, SFS Trust 1976, SFS Trust 1992 Esther, SFS Trust 1982, Mokeson, LLC (collectively as pledgors), and Lord Securities Corporation (as trustee and pledgee) (3)

10.6	Third Amended and Restated Managing Broker-Dealer Agreement with Arque Capital dated effective February 28, 2013 (filed herewith) ***
10.7	Amended and Restated Investment Agreement with Insurance Strategies Fund, LLC, dated as of September 3, 2009 (3)

10.8	Addendum No. 1 to Sub-Sublease Agreement effective as of July 14, 2008 by Opportunity Finance, LLC and GWG Life, LLC (2)
10.9	Employment Agreement with Jon R. Sabes, dated June 14, 2011 (4)
10.10	Employment Agreement with Steven F. Sabes, dated June 14, 2011 (4)
10.11	Employment Agreement with Paul A. Siegert, dated June 14, 2011 (4)
10.12	Purchase and Sale Agreement with Athena Securities Group Ltd. and Athena Structured Funds PLC, dated July 11, 2011 (3)
10.13	Shareholders’ Agreement with respect to Athena Structured Funds PLC, dated July 11, 2011 (3)
21.1	List of Subsidiaries (filed herewith)
23.1	Consent of Mayer Hoffman McCann P.C. (filed herewith)
31.1	Section 302 Certification of the Chief Executive Officer (filed herewith)
31.2	Section 302 Certification of the Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ( filed herewith )
99.1	Letter from Model Actuarial Pricing Systems, dated March 19, 2013 (filed herewith)

101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document

(1)	Incorporated by reference to Form S-1 Registration Statement filed on June 14, 2011 (File No. 333-174887).
(2)	Incorporated by reference to Form S-1/A Registration Statement filed on July 26, 2011 (File No. 333-174887).
(3)	Incorporated by reference to Form S-1/A Registration Statement filed on August 23, 2011 (File No. 333-174887).
(4)	Incorporated by reference to Form S-1/A Registration Statement filed on September 20, 2011 (File No. 333-174887).
(5)	Incorporated by reference to Form S-1/A Registration Statement filed on October 20, 2011 (File No. 333-174887).
(6)	Incorporated by reference to Post-Effective Amendment No. 1 to Form S-1/A filed on April 30, 2012 (File No. 333-174887).
(7)	Incorporated by reference to Current Report on Form 8-K filed on February 1, 2013.

*
The registrant has earlier filed the original Credit and Security Agreement dated July 15, 2008, Consent and Amendment No. 1 to the Credit and Security Agreement dated December 14, 2010, and Consent and Amendment No. 2 to the Credit and Security Agreement dated June 10, 2011.  These documents were filed as Exhibits 10.1, 10.2 and 10.3, respectively, to the Form S-1/A Registration Statement filed on August 23, 2011.

**	The registrant has earlier filed a Reaffirmation of Guaranty dated as of June 10, 2011, which was filed as Exhibit 10.7 to the Form S-1/A Registration Statement filed on August 23, 2011.
***
The registrant has earlier filed a Managing Broker-Dealer Agreement dated August 14, 2011, an amended Managing Broker-Dealer Agreement dated October 19, 2011, an Amended and Restated Managing Broker-Dealer Agreement dated November 16, 2011, and a Second Amended and Restated Managing Broker-Dealer Agreement dated effective as of November 16, 2011.  These documents were filed as Exhibits 10.8 to the Form S-1/A Registration Statements filed on August 23, October 20, November 28 and December 15, 2011, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GWG HOLDINGS, INC.

Date: April 1, 2013	By:	/s/ Jon R. Sabes
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below, as of April 1, 2013, by the following persons on behalf of the registrant and in the capacities indicated below.

Signature	Title

/s/ Jon R. Sabes	Chief Executive Officer and Director
Jon R. Sabes	(Principal Executive Officer)

/s/ Steven F. Sabes	Chief Operating Officer, Secretary and Director
Steven F. Sabes

/s/ Paul A. Siegert	President and Director
Paul A. Siegert

/s/ Jon Gangelhoff	Chief Financial Officer
Jon Gangelhoff	(Principal Financial and Accounting Officer)

/s/ Brian Tyrell	Director
Brian Tyrell

/s/ Laurence Zipkin	Director
Laurence Zipkin

/s/ Kenneth Fink	Director
Kenneth Fink