Form 10-Q
period 2013-03-31
GWG Holdings, Inc.
filed 2013-05-09
CIK 1522690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
__________________________

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

or

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
☐ Yes    ☒ No

As of May 13, 2013, GWG Holdings, Inc. had 9,989,000 shares of common stock outstanding.

GWG HOLDINGS, INC.

Index to Form 10-Q
for the Quarter Ended March 31, 2013

		Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2013, and December 31, 2012	1
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012	2
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012	3
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 4.	Controls and Procedures	47
PART II.	OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 6.	Exhibits	48
SIGNATURES		49

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(unaudited)
A S S E T S
Cash and cash equivalents	$34,551,582	$27,497,044
Restricted cash	6,624,200	2,093,092
Investment in life settlements, at fair value	185,020,047	164,317,183
Other assets	2,776,687	4,040,716
TOTAL ASSETS	$228,972,516	$197,948,035

L I A B I L I T I E S & S T O C K H O L D E R S ' E Q U I T Y ( D E F I C I T )
LIABILITIES
Revolving credit facility	$79,000,000	$71,000,000
Series I Secured notes payable	36,673,727	37,844,711
Renewable secured debentures	77,759,488	55,718,950
Interest payable	5,213,337	3,477,320
Accounts payable and accrued expenses	1,652,427	1,761,558
Deferred taxes, net	6,065,281	5,501,407
TOTAL LIABILITIES	206,364,260	175,303,946

CONVERTIBLE, REDEEMABLE PREFERRED STOCK
(par value $0.001; shares authorized 40,000,000; shares issued and outstanding 3,348,143 and 3,361,076; liquidation preference of $25,111,000 and $25,208,000, respectively)	24,060,674	23,905,878

STOCKHOLDERS' EQUITY
Common stock (par value $0.001: shares authorized 210,000,000; shares issued and outstanding is 9,989,000 on both March 31, 2013 and December 31, 2012)	9,989	9,989
Additional paid-in capital	6,714,081	6,971,844
Accumulated deficit	(8,176,488)	(8,243,622)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,452,418)	(1,261,789)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$228,972,516	$197,948,035

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
REVENUE
Gain on life settlements, net	$8,340,356	$601,768
Interest and other income	167,670	1,332
TOTAL REVENUE	8,508,026	603,100

EXPENSES
Employee compensation and benefits	1,937,420	533,745
Legal and professional fees	437,290	364,225
Interest expense	4,467,215	2,438,414
Other expenses	1,033,144	558,993
TOTAL EXPENSES	7,875,069	3,895,377

INCOME (LOSS) BEFORE INCOME TAXES	632,957	(3,292,277)
INCOME TAX EXPENSE (BENEFIT)	565,823	(1,139,448)

NET INCOME (LOSS)	67,134	(2,152,829)
Accretion of preferred stock to liquidation value	(257,763)	(340,201)
LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(190,629)	$(2,493,030)

NET INCOME (LOSS) PER COMMON SHARE (BASIC AND DILUTED)
Net income (loss)	$0.01	$(0.22)
Accretion of preferred stock to liquidation value	(0.03)	(0.03)
Net loss per share attributable to common shareholders	$(0.02)	$(0.25)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	9,989,000	9,989,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$67,134	$(2,152,829)
Adjustments to reconcile net income (loss) to net
cash flows from operating activities:
Gain on life settlements	(11,494,725)	(4,791,058)
Amortization of deferred financing and issuance costs	1,093,747	567,160
Deferred income taxes	563,874	(1,139,448)
Convertible, redeemable preferred stock dividends payable	83,702	126,075
(Increase) decrease in operating assets:
Other assets	551,174	(267,904)
Increase in operating liabilities:
Accounts payable and other accrued expenses	1,290,756	557,682
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(7,844,338)	(7,100,322)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	(9,913,049)	(1,153,260)
Proceeds from settlement of life settlements	1,490,000	-
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(8,423,049)	(1,153,260)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from revolving credit facility	8,000,000	2,500,000
Proceeds from issuance of Series I Secured notes payable	-	50,000
Payments for redemption of Series I Secured notes payable	(1,507,824)	(1,550,537)
Proceeds from issuance of renewable secured debentures	23,850,794	3,061,873
Payments for issuance and redemptions of renewable secured debentures	(2,303,268)	-
Proceeds from restricted cash	(4,531,108)	3,224,838
Issuance (redemptions) of preferred stock	(186,669)	4,436,465
Payments of issuance cost for preferred stock	-	(798,640)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	23,321,925	10,923,999

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,054,538	2,670,417

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	27,497,044	1,878,349
END OF PERIOD	$34,551,582	$4,548,766

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED
(unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
Interest paid	$3,298,000	$1,149,000
NON-CASH INVESTING AND FINANCING ACTIVITIES
Series I secured notes:
Non-cash conversion of accrued interest payable to principal	$61,000	$37,000
Renewable secured debentures:
Non-cash conversion of accrued interest and commissions payable to principal	$41,400	-
Convertible, redeemable preferred stock:
Non-cash accretion of convertible, redeemable preferred stock to redemption value	$258,000	$340,000
Non-cash conversion of dividends payable	$84,000	$112,000
Non-cash conversion of Series I secured notes	$-	$3,090,000
Non-cash conversion of accrued interest payable on Series I secured notes	$-	$4,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)       Nature of business and summary of significant accounting policies

Nature of business - GWG Holdings, Inc. (Holdings) (previously GWG Holdings, LLC) and Subsidiaries, located in Minneapolis, Minnesota, facilitates the purchase of life insurance policies for its own investment portfolio through its wholly owned subsidiary, GWG Life Settlements, LLC (GWG Life), and its subsidiaries, GWG Trust, LLC (Trust), GWG DLP Funding II, LLC (DLP II) and its wholly owned subsidiary, GWG DLP Master Trust II (the Trust II). Holdings converted from a limited liability company into a corporation effective June 10, 2011 and as a result of this change all member units were converted into common stock.  Holdings finances the acquisition of life insurance policies, and pays policy premiums, through funds available on its line of credit and the issuance of debt and equity securities. GWG Member, LLC a wholly owned subsidiary formed November 2010 to facilitate the acquisition of policies, has not commenced operations as of March 31, 2013.  The entities were legally organized in Delaware and are collectively referred herein to as GWG, or the Company.

Basis of presentation - The condensed consolidated balance sheet as of March 31, 2013, the condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012, and the condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2012, and the related information presented in these notes, have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, without audit. To the extent that information and notes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements are contained in or are consistent with the consolidated audited financial statements in the Company’s Form 10-K for the year ended December 31, 2012, such information and notes have not been duplicated herein . In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included. The condensed consolidated balance sheet at December 31, 2012 was derived from the audited consolidated financial statements as of that date. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Life settlements - ASC 325-30, Investments in Insurance Contracts, allows a reporting entity the election to account for its investments in life settlements using either the investment method or the fair value method. The election shall be made on an instrument-by-instrument basis and is irrevocable. Under the investment method, an investor shall recognize the initial investment at the purchase price plus all initial direct costs. Continuing costs (policy premiums and direct external costs, if any) to keep the policy in force shall be capitalized. Under the fair value method, an investor shall recognize the initial investment at the purchase price. In subsequent periods, the investor shall re-measure the investment at fair value in its entirety at each reporting period and shall recognize the change in fair value in current period income net of premiums paid. The Company uses the fair value method to account for all life settlements.

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

Deposits and initial direct costs advanced on unsettled policy acquisitions are recorded as other assets until policy ownership has been transferred to the Company.  Such deposits and direct cost advances were $0 and $785,000 at March 31, 2013 and December 31, 2012, respectively.

Deferred financing and issuance costs – Financing costs incurred to obtain financing under the revolving credit facility, as described in note 6, have been capitalized and are amortized using the straight-line method over the term of the revolving credit facility.  Amortization of deferred financing costs was $187,000 and $58,000 for the three months ended March 31, 2013 and 2012 respectively.  The future amortization is $268,000 and $358,000 for the nine months ending December 31, 2013 and the year ending December 31, 2014, respectively.  The Series I Secured notes payable, as described in note 7, are reported net of issuance costs, sales commissions and other direct expenses, which are amortized using the interest method over the term of each respective borrowing.  The Renewable Secured Debentures, as described in note 8, are reported net of issuance costs, sales commissions and other direct expenses, which are amortized using the interest method over the term of each respective borrowing.  The Series A preferred stock, as described in note 9, is reported net of issuance costs, sales commissions, including the fair value of warrants issued, and other direct expenses, which are amortized using the interest method as interest expense over the three-year redemption period.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Earnings (loss) per share – Basic per share earnings (loss) attributable to non-redeemable interests is calculated using the weighted average number of shares outstanding during the period.  Diluted earnings per share is calculated based on the potential dilutive impact, if any, of the Company’s convertible, redeemable preferred stock and outstanding warrants.

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

(2)       Restrictions on cash

The Company is required by its lenders to maintain collection and escrow accounts. These accounts are used to fund the acquisition, pay annual premiums of insurance policies, pay interest and other charges under the revolving credit facility, and collect policy benefits. DZ Bank AG, as agent for Autobahn Funding Company, LLC, the lender for the revolving credit facility as described in note 6, authorizes the disbursements from these accounts. At March 31, 2013 and December 31, 2012 there was a balance of $6,624,000, and $2,093,000, respectively, maintained in these restricted cash accounts.

(3)       Investment in life insurance policies

The life insurance policies (Level 3 fair value measurements) are valued based on unobservable inputs that are significant to the overall fair value measurement. Changes in the fair value of these instruments are recorded in gain or loss on life insurance policies in the consolidated statements of operations (net of the cash premiums paid on the policies). The fair value is determined on a discounted cash flow basis that incorporates life expectancy assumptions.  Life expectancy reports have been obtained from widely accepted life expectancy providers. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require. As a result of management’s analysis, discount rates of 12.12% and 12.08% were applied to the portfolio as of March 31, 2013 and December 31, 2012, respectively.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A summary of the Company’s life insurance policies accounted for under the fair value method and their estimated maturity dates, based on remaining life expectancy, is as follows:

	As of March 31, 2013			As of December 31, 2012
Years Ending December 31,	Number of Contracts	Estimated Fair Value	Face Value	Number of Contracts	Estimated Fair Value	Face Value
2013	-	$-	$-	-	$-	$-
2014	-	-	-	-	-	-
2015	2	1,206,000	2,000,000	2	1,163,000	2,000,000
2016	12	10,246,000	19,329,000	13	11,608,000	22,229,000
2017	18	22,997,000	54,673,000	17	21,155,000	53,439,000
2018	34	32,675,000	84,038,000	31	28,252,000	75,668,000
2019	36	29,535,000	89,158,000	35	26,947,000	84,579,000
Thereafter	133	88,361,000	390,557,000	113	75,192,000	334,331,000
Totals	235	$185,020,000	$639,755,000	211	$164,317,000	$572,246,000

The Company recognized death benefits of $4,000,000 and $0 during the three-month periods ended March 31, 2013 and 2012, respectively, related to policies with a carrying value of $1,490,000 and $0, respectively.  The Company recorded realized gains of $2,510,000 and $0 on such policies. Subsequent to March 31, 2013, one policy with a death benefit of $1,600,000 has matured.

Reconciliation of gain on life settlements:

Three Months Ended:	March 31, 2013	March 31, 2012
Change in fair value	$11,495,000	$4,791,000
Premiums and other annual fees	(5,665,000)	(4,189,000)
Policy maturities	2,510,000	-
Gain on life settlements, net	$8,340,000	$602,000

The estimated expected premium payments to maintain the above life insurance policies in force for the next five years, assuming no mortalities, are as follows:

Years Ending December 31,
Nine months ending December 31, 2013	$15,664,000
2014	21,048,000
2015	22,786,000
2016	24,936,000
2017	27,334,000
$111,768,000

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

The availability of observable inputs can vary by types of assets and liabilities and is affected by a wide variety of factors, including, for example, whether an instrument is established in the marketplace, the liquidity of markets and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by management in determining fair value is greatest for assets and liabilities categorized in Level 3.

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

Life insurance policies represent financial instruments recorded at fair value on a recurring basis. The following table reconciles the beginning and ending fair value of the Company’s Level 3 investments in life insurance policies for the three month periods ending March 31, as follows:

	2013	2012
Beginning balance	$164,317,000	$122,169,000
Purchases	10,698,000	1,152,000
Maturities (cost basis)	(1,490,000)	-
Gross unrealized gains	11,616,000	4,791,000
Gross unrealized losses	(121,000)	-
Ending balance	$185,020,000	$128,112,000

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The fair value of a portfolio of life insurance policies is based on information available to the Company at the reporting date. Fair value is based upon a discounted cash flow model that incorporates life expectancy assumptions.  Life expectancy reports are obtained from independent and third-party widely accepted life expectancy providers at policy acquisition. The life expectancy values of each policy holder, as determined at policy acquisition, are rolled down monthly for the passage of time by the MAPS actuarial software the Company uses for ongoing valuation of its portfolio of life insurance policies.  The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and management’s estimate of the risk premium an investor in the portfolio of life insurance policies would require.

On January 22, 2013, one of the independent medical actuarial underwriting firms we utilize, 21st Services, announced advancements in its underwriting methodology, resulting in revised estimated life expectancy mortality tables for life settlement transactions.  We have been advised by 21st Services that the changes are very granular and relate to both specific medical conditions and lifestyles of insureds.  These changes are the result of the application of additional medical information that has been gathered by 21st Services over a period of time, and which has now been applied to the inputs and methodologies used to develop the actuarial life expectancies.   While we do not believe these revised methodologies indicate the previous estimated life expectancies were inaccurate, we believe the revised methodologies provide additional information that should be considered in updating our estimate of the life expectancies of the insureds within our portfolio of life settlement contracts as of March 31, 2013 and December 31, 2012.  Based upon our evaluation and analysis of data made available by 21st Services, as well as information regarding the insureds within our portfolio, we have estimated the impact of the changes in 21st Services’ methodologies for determining life expectancies on a policy-by-policy basis within our portfolio as of March 31, 2013 and December 31, 2012 and applied such changes to the life expectancy inputs used to estimate fair value.  We have adjusted the original life expectancies provided by 21st Services based on four factors, the impact of each analyzed individually for each insured in the GWG portfolio.  The four factors are gender, anti-selection, age, and primary impairment.  While the analysis and adjustments were applied on an individual policy basis, the result was an average overall increase in the original life expectancy estimates of 8.67%.  We have a standard practice of obtaining two third-party life expectancy estimates for each policy in our portfolio.  As a result, the effective change in life expectancy on the portfolio was an average of approximately 4.33%, which resulted in an aggregate decrease in the fair value of our life settlements portfolio of $12.4 million as of December 31, 2012.  Life expectancy reports by their very nature are estimates.  Due to the estimating changes made by 21st Services, and because refinement in estimating methods is on-going, we plan to obtain new life expectancy reports for all policies purchased where we used a life expectancy report from 21st Services.  As part of our on-going process to maintain current information regarding the insureds included in our portfolio, we are updating the life expectancy estimates as new information becomes available.

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

	As of March 31, 2013	As of December 31, 2012
Weighted average age of insured	81.5	81.3
Weighted average life expectancy, months*	91.5	91.6
Average face amount per policy	$2,722,363	$2,712,063
Discount rate	12.12%	12.08%
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

	Change in life expectancy
	plus 8 months	minus 8 months	plus 4 months	minus 4 months

March 31, 2013	$(27,100,000)	$28,448,000	$(13,719,000)	$14,055,000

December 31, 2012	$(24,072,000)	$25,268,000	$(12,185,000)	$12,484,000

	Change in discount rate
	plus 2%	minus 2%	plus 1%	minus 1%

March 31, 2013	$(18,640,000)	$22,125,000	$(9,709,000)	$10,577,000

December 31, 2012	$(16,811,000)	$19,978,000	$(8,759,000)	$9,547,000

Carrying value of receivables, prepaid expenses, accounts payable and accrued expenses approximate fair value due to their short term maturities and low credit risk. The estimated fair value of the Company’s Series I Secured notes payable is approximately $37,900,000 based on a weighted average market interest rate of 7.41% based on an income approach. The Company began issuing Renewable Secured Debentures in the first quarter of 2012. The current interest rates on the Renewable Secured Debentures approximate market rates. The carrying value of the Renewable Secured Debentures approximates fair value. The carrying value of the revolving credit facility reflects interest charged at the commercial paper rate plus an applicable margin. The margin represents our credit risk, and the strength of the portfolio of life insurance policies collateralizing the debt. Management believes this margin has not changed over time.  The overall rate reflects market, and the carrying value of the revolver approximates fair value. All of the financial instruments are level 3 fair value measurements.

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

(5)       Notes receivable from related parties

As of March 31, 2013 and December 31, 2012, the Company had receivables totaling $5,000,000 due from an affiliate, Opportunity Finance, LLC, which were fully reserved. Opportunity Finance ceased operations in 2008.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(6)       Credit facilities

Revolving credit facility – Autobahn Funding Company LLC

On July 15, 2008, DLP II and United Lending entered into a revolving credit facility pursuant to a Credit and Security Agreement (Agreement) with Autobahn Funding Company LLC (Autobahn), providing the Company with a maximum borrowing amount of $100,000,000. Autobahn is a commercial paper conduit that issues commercial paper to investors in order to provide funding to DLP II and United Lending.  DZ Bank AG acts as the agent for Autobahn. The original Agreement was to expire on July 15, 2013.  On January 29, 2013, Holdings, together with GWG Life and DLP II, entered into an Amended and Restated Credit and Security Agreement with Autobahn, extending the facility expiration date to December 31, 2014, and removing United Lending as a party to the amended and restated Agreement.  The amount outstanding under this facility as of March 31, 2013 and December 31, 2012, was $79,000,000 and $71,000,000, respectively.

The Agreement requires DLP II to pay, on a monthly basis, interest at the commercial paper rate plus an applicable margin, as defined in the Agreement. The effective rate was 6.26% and 2.02% at March 31, 2013 and December 31, 2012, respectively.  The weighted average effective interest rate was 7.19% and 2.26% (excluding the unused line fee) for the three months ended March 31, 2013 and 2012, respectively.  The Agreement also requires payment of an unused line fee on the unfunded amount under the revolving credit facility. The note is secured by substantially all of DLP II assets, which consist primarily of life settlement policies.

The Agreement has certain financial and nonfinancial covenants. The Company was in compliance with these covenants at March 31, 2013 and 2012. The Agreement generally prohibits the Company from:

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

In addition, the Company has agreed to maintain (i) a positive consolidated net income (as defined and calculated under the Agreement) for each complete fiscal year and (ii) a tangible net worth (again, as defined and calculated under the Agreement) of not less than $15 million, and (iii) maintain a borrowing base surplus or cash cushion sufficient to pay three to twelve months (increasing throughout 2013) of premiums and facility fees.

Consolidated net income and tangible net worth as of and for the 12-month period ended March 31, 2013, as calculated under the agreement, were $2,450,000 and $39,961,000, respectively.

Advances under the Agreement are subject to a borrowing base formula, which limits the availability of advances on the borrowing base calculation based on attributes of policies pledged to the facility. Over-concentration of policies by insurance carrier, over-concentration of policies by insurance carriers with ratings below a AA- rating, and the premiums and facility fees reserve are the three primary factors with the potential of limiting availability of funds on the facility. Total funds available for additional borrowings under the borrowing base formula criteria at March 31, 2013 and December 31, 2012, were $418,000 and $15,043,000 respectively.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On July 15, 2008, Holdings delivered a performance guaranty in favor of Autobahn pursuant to which it guaranteed the obligations of GWG Life, in its capacity as the seller and master servicer, under the Credit and Security Agreement and related documents.  On January 29, 2013 and in connection with the Amended and Restated Credit and Security Agreement, Holdings delivered a reaffirmation of its performance guaranty.  The obligations of Holdings under the performance guaranty and subsequent reaffirmation do not extend to the principal and interest owed by DLP II as the borrower under the credit facility.

(7)       Series I Secured notes payable

Series I Secured notes payable have been issued in conjunction with the GWG Series I Secured notes private placement memorandum dated August 25, 2009 (last revised November 15, 2010). On June 14, 2011 the Company closed the offering to additional investors, however, existing investors may elect to continue advancing amounts outstanding upon maturity subject to the Company’s option. Series I Secured notes have maturity dates ranging from six months to seven years with fixed interest rates varying from 5.65% to 9.55% depending on the term of the note. Interest is payable monthly, quarterly, annually or at maturity depending on the terms of the note. At March 31, 2013 and December 31, 2012 the weighted average interest rates of Series I Secured notes were 8.25%, and 8.22% respectively. The notes are secured by assets of GWG Life. The principal amount outstanding under these Series I Secured notes was $37,468,000 and $38,570,000 at March 31, 2013, and December 31, 2012, respectively.  The difference between the amount outstanding on the Series I Secured notes and the carrying amount on the consolidated balance sheet is due to netting of unamortized deferred issuance costs. Overall, interest expense includes amortization of deferred financing and issuance costs of $55,000 and $509,000 for the three months ended March 31, 2013 and 2012, respectively.  Future expected amortization of deferred financing costs is $824,000.

On November 15, 2010, the holders of a majority of the membership interests in the Company (then a limited liability company), Messrs. Jan R. Sabes and Steven F. Sabes, pledged their ownership interests in the Company to the Series I Trust as security for advances under the Series I Trust arrangement.

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

Future contractual maturities of Series I Secured notes payable at March 31, 2013 are as follows:

Years Ending December 31,
Nine months ending December 31, 2013	$15,316,000
2014	10,348,000
2015	5,692,000
2016	1,273,000
2017	4,085,000
Thereafter	754,000
$37,468,000

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(8)       Renewable secured debentures

The Company has registered with the Securities and Exchange Commission, effective January 2012, the offer and sale of $250,000,000 of secured debentures. Renewable Secured Debentures have maturity dates ranging from six months to seven years with fixed interest rates varying from 4.75% to 9.50% depending on the term of the note. Interest is payable monthly, annually or at maturity depending on the terms of the debenture. At March 31, 2013 and December 31, 2012, the weighted average interest rate of Renewable Secured Debentures was 7.60% and 7.58%, respectively. The debentures are secured by assets of GWG Life and GWG Holdings. The amount outstanding under these Renewable Secured Debentures was $80,400,000 and $57,609,000 at March 31, 2013 and December 31, 2012, respectively. The difference between the amount outstanding on the Renewable Secured Debentures and the carrying amount on the consolidated balance sheets is due to netting of unamortized deferred issuance costs and cash receipts for new issuances in process.  Amortization of deferred issuance costs was $278,000 and $4,000 for the three month periods ended March 31, 2013 and  2012, respectively.  Future expected amortization of deferred financing costs is $3,656,000.

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

Future contractual maturities of Renewable Secured Debentures at March 31, 2013 are as follows:

Years Ending December 31,
Nine months ending December 31, 2013	$12,001,000
2014	12,968,000
2015	25,045,000
2016	11,200,000
2017	6,001,000
Thereafter	13,185,000
$80,400,000

The Company entered into an indenture effective October 19, 2011 with Holdings as obligor, GWG Life as guarantor, and Bank of Utah as trustee for the benefit of the debenture holders.  The indenture has certain financial and nonfinancial covenants.  The Company was in compliance with these covenants at March 31, 2013 and December 31, 2012.

(9)       Convertible, redeemable preferred stock

The Company began offering 3,333,333 shares of convertible redeemable preferred stock (Series A preferred stock) for sale to accredited investors in a private placement on July 31, 2011. The offering of Series A preferred stock concluded on September 2, 2012 and resulted in 3,278,000 shares being issued for gross consideration of $24,582,000. As of March 31, 2013, 95,000 shares have been issued as a result of conversion of $668,000 in dividends into shares of Series A preferred stock.  The Series A preferred stock was sold at an offering price of $7.50 per share. Series A preferred stock has a preferred yield of 10% per annum, and each share has the right to convert into 1.5 shares of the Company’s common stock. The Company may elect to automatically convert the Series A preferred stock to common stock as described below. Series A preferred shareholders also received three-year warrants to purchase, at an exercise price per share of $6.25, one share of common stock for every 20 shares of Series A preferred stock purchased.  The warrants are exercisable immediately. In the Certificate of Designations for the Series A preferred stock dated July 31, 2011, the Company has agreed to permit preferred shareholders to sell their shares back to the Company for the stated value of $7.50 per share, plus accrued dividends, according to the following schedule:

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

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

At the election of the Company, the Series A preferred shares may be automatically converted into the common stock of the Company in the event of either (1) a registered offering of the Company’s common stock with the SEC aggregating gross proceeds of at least $5.0 million at a price equal to or greater than $5.50 per share of common stock, or (2) the consent of shareholders holding at least a majority of the then-outstanding shares of Series A preferred stock. As of March 31, 2013, the Company had issued 3,373,000 preferred shares resulting in gross consideration of $25,250,000 (including cash proceeds, conversion of Series I Secured notes and accrued interest on Series I notes, and conversion of preferred dividends payable). In 2013, the Company redeemed 25,000 shares valued at $187,000 resulting in 3,348,000 shares outstanding with the gross value of $25,063,000. The Company incurred Series A preferred stock issuance costs of $2,838,000, of which $1,836,000 was amortized to additional paid in capital as of March 31, 2013, resulting in a carrying amount of $24,061,000.

The Company determined that the grant date fair value of the outstanding warrants attached to the Series A preferred stock was $395,000 for warrants issued through March 31, 2012. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share upon 30 days written notice to the investors at any time after (i) the Company has completed a registration of its common stock with the SEC and (ii) the volume of weighted average sale price per share of common stock equals or exceeds $7.00 per share for ten consecutive trading days ending on the third business day prior to proper notice of such redemption. Total warrants outstanding as of March 31, 2013, were 831,909 with a weighted average remaining life of 2.10 years. Total warrants outstanding at December 31, 2012, were 831,909 with a weighted average remaining life of 2.34 years.

Dividends on the Series A preferred stock may be paid in either cash or additional shares of Series A preferred stock at the election of the holder and approval of the Company. The dividends are reported as an expense and included in the caption interest expense in the consolidated statements of operations.

The Company declared and accrued dividends of $635,000 and $417,000 during the three months ended March 31, 2013 and 2012, respectively, pursuant to a board resolution declaring the dividend.  12,000 and 0 shares of Series A preferred stock were issued in lieu of cash dividends in the three month periods ended March 31, 2013 and 2012, respectively. The shares issued in lieu of cash dividends were issued at $7.00 per share.  As of March 31, 2013, Holdings has $627,000 of accrued preferred dividends which were paid or converted to shares of Series A preferred stock on April 15, 2013.

(10)       Income taxes

For the three months ended March 31, 2013, the Company recorded income tax expense of $566,000, or 89.4% of income before taxes, compared to the recognition of an income tax benefit of $1,139,000, or 34.6% for the three months ended March 31, 2012.  The primary differences between the Company’s March 31, 2013 effective tax rate and the statutory federal rate are the accrual of non-deductible preferred stock dividend expense of $635,000, state taxes, and other non-deductible expenses.

The most significant temporary differences between GAAP net income and taxable net income are the treatment of interest costs with respect to the acquisition of the life insurance policies and revenue recognition with respect to the mark-to-market of life insurance portfolio.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(11)     Earnings per share and proforma information

The Company began issuing Series A preferred stock September, 1, 2011, as described in note 9.  The Series A preferred stock is anti-dilutive to the earnings per share calculation at March 31, 2013 and 2012.  The Company has also issued warrants to purchase common stock in conjunction with the sale of convertible preferred stock, as discussed in note 9.  The warrants are also anti-dilutive at March 31, 2013 and 2012 and have not been included in the fully diluted earnings per share calculation.

(12)     Commitments

The Company entered into an office lease with U.S. Bank National Association as the landlord. The lease was effective April 22, 2012 with a term through August 31, 2015. The lease is for 8,881 square feet of office space located at 220 South Sixth Street, Minneapolis, Minnesota. The Company is obligated to pay base rent plus common area maintenance and a share of the building operating costs. Rent expenses under this and previous agreements were $48,000 and $37,000 during the three-month periods ended March 31, 2013 and 2012, respectively.  Minimum lease payments under the lease agreement effective April 22, 2012 are as follows:

Nine months ending December 31, 2013	$74,000
2014	104,000
2015	70,000
Total	$248,000

(13)     Contingencies

Litigation - In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Opportunity Finance, LLC, owned by Jon Sabes and Steven Sabes, is subject to litigation clawback claims by the bankruptcy trustee for third-party matters for payments that may have been deemed preference payments. In addition, Jon Sabes and Steven Sabes are subject to litigation clawback claims by the bankruptcy trustee for third-party matters for payments received from Opportunity Finance that may have been deemed preference payments. If the parties are unsuccessful in defending against these claims, their equity ownership in the Company may be sold or transferred to other parties to satisfy such claims. In addition, the Company loaned $1,000,000 to Opportunity Finance, LLC in 2006, and was repaid in full plus interest of $177,000. This investment amount may also be subject to clawback claims by the bankruptcy court. These matters may also distract management and reduce the time and attention that they are able to devote to the Company’s operations.

(14)     Guarantees of secured debentures

Holdings has registered with the Securities and Exchange Commission the offer and sale $250,000,000 of secured debentures as described in note 8. The secured debentures are secured by the assets of Holdings as described in note 8 and a pledge of all the common stock by the largest shareholders. Obligations under the debentures are guaranteed by Holding’s subsidiary GWG Life. This guarantee involves the grant of a security interest in all the assets of GWG Life. GWG Life is a wholly owned subsidiary of Holdings and the payment of principal and interest on the secured debentures is fully and unconditionally guaranteed by GWG Life. Substantially all of the Company’s life insurance policies are held by DLP II, a wholly owned subsidiary of GWG Life. The policies held by DLP II are not collateral for the debenture obligations as such policies are collateral for the credit facility.

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

 The following represents consolidating financial information as of March 31, 2013 and December 31, 2012, with respect to the financial position, and for the three months ended March 31, 2013 and 2012 with respect to results of operations and cash flows of Holdings and its subsidiaries. The parent column presents the financial information of Holdings, the primary obligor of the secured debentures. The guarantor subsidiary column presents the financial information of GWG Life, the guarantor subsidiary of the secured debentures, presenting its investment in DLP II and Trust under the equity method. The non-guarantor subsidiaries column presents the financial information of all non-guarantor subsidiaries including DLP II and Trust.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Balance Sheets

March 31, 2013	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated

A S S E T S

Cash and cash equivalents	$28,548,313	$6,003,269	$-	$-	$34,551,582
Restricted cash	-	279,024	6,345,176	-	6,624,200
Investment in life settlements, at fair value	-	-	185,020,047	-	185,020,047
Other assets	187,204	239,406	2,350,077	-	2,776,687
Investment in subsidiaries	80,318,727	113,469,541	-	(193,788,268)	-

TOTAL ASSETS	$109,054,244	$119,991,240	$193,715,300	$(193,788,268)	$228,972,516

L I A B I L I T I E S & S T O C K H O L D E R S ' E Q U I T Y (D E F I C I T)

LIABILITIES
Revolving credit facility	$-	$-	$79,000,000	$-	$79,000,000
Series I Secured notes payable	-	36,673,727	-	-	36,673,727
Secured renewable debentures	77,759,488	-	-	-	77,759,488
Interest payable	2,084,239	2,610,058	519,040	-	5,213,337
Accounts payable and other accrued expenses	536,980	388,728	726,719	-	1,652,427
Deferred taxes	6,065,281	-	-	-	6,065,281
TOTAL LIABILITIES	86,445,988	39,672,513	80,245,759	-	206,364,260

CONVERTIBLE, REDEEMABLE PREFERRED STOCK	24,060,674	-	-	-	24,060,674

EQUITY (DEFICIT)
Member capital	-	80,318,727	113,469,541	(193,788,268)	-
Common stock	9,989	-	-	-	9,989
Additional paid-in capital	6,714,081	-	-	-	6,714,081
Accumulated deficit	(8,176,488)	-	-	-	(8,176,488)
TOTAL EQUITY (DEFICIT)	(1,452,418)	80,318,727	113,469,541	(193,788,268)	(1,452,418)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$109,054,244	$119,991,240	$193,715,300	$(193,788,268)	$228,972,516

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Balance Sheets (continued)

December 31, 2012	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated

A S S E T S

Cash and cash equivalents	$25,035,579	$2,461,465	$-	$-	$27,497,044
Restricted cash	-	1,748,700	344,392		2,093,092
Investment in life settlements, at fair value	-	-	164,317,183	-	164,317,183
Other assets	96,994	211,592	3,732,130	-	4,040,716
Investment in subsidiaries	60,608,585	96,914,613	-	(157,523,198)	-

TOTAL ASSETS	$85,741,158	$101,336,370	$168,393,705	$(157,523,198)	$197,948,035

L I A B I L I T I E S & S T O C K H O L D E R S ' E Q U I T Y (D E F I C I T)

LIABILITIES
Revolving credit facility	$-	$-	$71,000,000	$-	$71,000,000
Series I Secured notes payable	-	37,844,711	-	-	37,844,711
Secured renewable debentures	55,718,950	-	-		55,718,950
Interest payable	905,017	2,444,097	128,206	-	3,477,320
Accounts payable and other accrued expenses	971,695	490,497	302,366	-	1,761,558
Deferred taxes	5,501,407	-	-	-	5,501,407
TOTAL LIABILITIES	63,097,069	40,776,305	71,430,572	-	175,303,946

CONVERTIBLE, REDEEMABLE PREFERRED STOCK	23,905,878	-	-	-	23,905,878

EQUITY (DEFICIT)
Member capital	-	60,560,065	96,963,133	(157,523,198)	-
Common stock	9,989	-	-	-	9,989
Additional paid-in capital	6,971,844	-	-	-	6,971,844
Accumulated deficit	(8,243,622)	-	-	-	(8,243,622)
TOTAL EQUITY (DEFICIT)	(1,261,789)	60,560,065	96,963,133	(157,523,198)	(1,261,789)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$85,741,158	$101,336,370	$168,393,705	$(157,523,198)	$197,948,035

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2013	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Contract servicing fees	$-	$1,278,102	$-	$(1,278,102)	$-
Gain on life settlements, net	-	-	8,340,356	-	8,340,356
Interest and other income	8,091	136,569	23,010	-	167,670

TOTAL REVENUE	8,091	1,414,671	8,363,366		8,508,026

EXPENSES
Origination and servicing fees	-	-	1,278,102	(1,278,102)	-
Employee compensation and benefits	1,546,702	390,718	-	-	1,937,420
Legal and professional fees	399,523	37,767	-	-	437,290
Interest expense	2,321,169	907,175	1,238,871	-	4,467,215
Other expenses	634,155	386,490	12,499	-	1,033,144

TOTAL EXPENSES	4,901,549	1,722,150	2,529,472	(1,278,102)	7,875,069

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(4,893,458)	(307,479)	5,883,894	-	632,957

EQUITY IN INCOME OF SUBSIDIARY	5,526,115	5,882,414	-	(11,408,529)	-

NET INCOME BEFORE INCOME TAXES	632,657	5,574,935	5,833,894	(11,408,529)	632,957

INCOME TAX EXPENSE	565,523	300	-	-	565,823
NET INCOME	$67,134	$5,574,635	$5,833,894	$(11,408,529)	$67,134

For the three months ended March 31, 2012	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Contract servicing fees	$-	$148,200	$-	$(148,200)	$-
Gain on life settlements, net	-	149,970	451,798	-	601,768
Interest and other income	304	955	73	-	1,332

TOTAL REVENUE	304	299,125	451,871	(148,200)	603,100

EXPENSES
Origination and servicing fees	-	(6,500)	154,700	(148,200)	-
Employee compensation and benefits	-	533,745	-	-	533,745
Legal and professional fees	290,903	73,322	-	-	364,225
Interest expense	454,173	1,556,310	427,931	-	2,438,414
Other expenses	146,407	400,086	12,500	-	558,993

TOTAL EXPENSES	891,483	2,556,963	595,131	(148,200)	3,895,377

LOSS BEFORE EQUITY IN LOSS OF SUBSIDIARIES	(891,179)	(2,257,838)	(143,260)	-	(3,292,277)

EQUITY IN LOSS OF SUBSIDIARY	(2,401,098)	(114,148)	-	2,515,246	-

NET LOSS BEFORE INCOME TAXES	(3,292,277)	(2,371,986)	(143,260)	2,515,246	(3,292,277)

INCOME TAX BENEFIT	(1,139,448)	-	-	-	(1,139,448)
NET LOSS	$(2,152,829)	$(2,371,986)	$(143,260)	$2,515,246	$(2,152,829)

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2013	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$67,134	$5,574,635	$5,833,894	$(11,408,529)	$67,134
Adjustments to reconcile net income to cash:
Equity income of subsidiaries	(5,526,115)	(5,882,414)	-	11,408,529	-
(Gain) loss on life settlements	-	-	(11,494,725)	-	(11,494,725)
Amortization of deferred financing and issuance costs	393,477	272,505	427,765	-	1,093,747
Deferred income taxes	563,874	-	-	-	563,874
Preferred stock issued for dividends	83,702	-	-	-	83,702
(Increase) decrease in operating assets:
Other assets	(14,274,237)	(10,700,326)	669,198	24,856,539	551,174
Increase (decrease) in operating liabilities:
Accounts payable and other accrued expenses	844,042	131,527	315,187	-	1,290,756
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(17,848,123)	(10,604,073)	(4,248,681)	24,856,539	(7,844,338)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	-	-	(9,913,049)	-	(9,913,049)
Proceeds from settlement of life settlements	-	-	1,490,000	-	1,490,000
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(8,423,049)	-	(8,423,049)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from revolving credit facility	-	-	8,000,000	-	8,000,000
Payments for redemption of Series I Secured notes payable	-	(1,507,824)	-	-	(1,507,824)
Proceeds from issuance of debentures	23,850,794	-	-	-	23,850,794
Payments from issuance of debentures	(1,372,455)	-	-	-	(1,372,455)
Payments from redemption of debentures	(930,813)	-	-	-	(930,813)
Proceeds (payments) from restricted cash	-	1,469,676	(6,000,784)	-	(4,531,108)
Payments for redemption of preferred stock	(186,669)				(186,669)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	21,360,857	14,145,877	12,671,730	(24,856,539)	23,321,925

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,512,734	3,541,804	-	-	7,054,538

CASH AND CASH EQUIVALENTS
BEGINNING OF THE PERIOD	25,035,579	2,461,465	-	-	27,497,044

END OF THE PERIOD	$28,548,313	$6,003,269	$-	$-	$34,551,582

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidating Statements of Cash Flows (continued)

For the three months ended March 31, 2012	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,152,829)	$(2,371,986)	$(143,260)	$2,515,246	$(2,152,829)
Adjustments to reconcile net loss to cash:
(Gain) loss on life settlements	-	1,066,228	(5,857,286)	-	(4,791,058)
Amortization of deferred financing and issuance costs	-	508,936	58,224	-	567,160
Deferred income taxes	(1,139,448)	-	-		(1,139,448)
Accrued convertible, redeemable preferred stock dividends	126,075	-	-		126,075
(Increase) decrease in operating assets:
Other assets	(1,353,267)	(196,699)	3,797,308	(2,515,246)	(267,904)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued expenses	454,692	84,077	18,913	-	557,682
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(4,064,777)	(909,444)	(2,126,101)	-	(7,100,322)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	-	1,623,250	(2,776,510)	-	(1,153,260)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	1,623,250	(2,776,510)	-	(1,153,260)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from revolving credit facility	-	-	2,500,000	-	2,500,000
Proceeds from issuance of Series I Secured notes payable	-	50,000	-	-	50,000
Payments for redemption of Series I Secured notes payable	-	(1,550,537)	-	-	(1,550,537)
Proceeds from issuance of debentures	3,061,873				3,061,873
Proceeds (payments) from restricted cash	-	822,227	2,402,611	-	3,224,838
Issuance of preferred stock	4,436,465	-	-		4,436,465
Payments for issuance of preferred stock	(798,640)	-	-	-	(798,640)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	6,699,698	(678,310)	4,902,611	-	10,923,999

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,634,921	35,496	-	-	2,670,417

CASH AND CASH EQUIVALENTS
BEGINNING OF THE PERIOD	1,746,456	131,893	-	-	1,878,349

END OF THE PERIOD	$4,381,377	$167,389	$-	$-	$4,548,766

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(13)     Concentrations

GWG purchases life insurance policies written by life insurance companies having investment grade ratings by independent rating agencies.  As a result there may be certain concentrations of contracts with life insurance companies.  The following summarizes the face value of insurance contracts with specific life insurance companies exceeding 10% of the total face value held by the Company.

	March 31,	December 31,
	2013	2012
Life insurance company	%	%

Company A	15.44	16.96
Company B	12.35	13.80
Company C	10.35	11.36

The following summarizes the number of insurance contracts held in specific states exceeding 10% of the total face value held by the Company:

	March 31,	December 31,
	2013	2012
State of residence	%	%

California	29.79	28.44
New York	11.91	13.27
Florida	12.77	11.85

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with the consolidated financial statements and accompanying notes and the information contained in other sections of this report. This discussion and analysis is based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The statements in this discussion and analysis, and elsewhere in this report, concerning expectations regarding our future performance, liquidity and capital resources, as well as other non-historical statements, are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties.  Our actual results could differ materially from those suggested or implied by any forward-looking statements. Please see the caption "Risk Relating to Forward-Looking Statements" below.

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

In the first three months of 2013, we recognized $2,510,000 of revenue from the receipt of $4,000,000 in policy benefits.  In addition, we recognized revenue from the change in fair value of our life insurance policies, net of premiums and carrying costs, of $5,830,000.  Interest expense, including amortization of the deferred financing costs and preferred stock dividends, was $4,467,000 for the three months ended March 31, 2013, and selling, general and administrative expenses for the three months ended March 31, 2013 were $3,407,000.  Income tax expense for the three months ended March 31, 2013 was $566,000.  Our net income for the three months ended March 31, 2013 was $67,134.

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

In determining the life expectancy estimate, we generally use actuarial medical reviews from independent medical underwriters. These medical underwriters summarize the health of the insured by reviewing historical and current medical records. The medical underwriters evaluate the health condition of the insured in order to produce an estimate of the insured’s mortality—a life expectancy report. In the case of a small face policy ($250,000 face value or less), we may use one life expectancy report or estimate life expectancy based on a modified methodology. The life expectancy report represents a range of probabilities for the insured’s mortality against a group of cohorts with the same age, sex and smoking status. These mortality probabilities represent a mathematical curve known as a mortality curve, which is then used to generate a series of expected cash flows from the life insurance policy over the expected lifespan of the insured. A discount rate is used to calculate the net present value of the expected cash flows. The discount rate represents the internal rate of return we expect to earn on investments in a policy or in the portfolio as a whole. The discount rate used to calculate fair value of our portfolio incorporates the guidance provided by ASC 820, Fair Value Measurements and Disclosures.

The table below provides the discount rate used to estimate the fair value of the life insurance policies for the period ending:

March 31, 2013	December 31, 2012
12.12%	12.08%

The change in the discount rate incorporates current information about market interest rates, the credit exposure to the issuing insurance companies and our estimate of the risk premium an investor would require to receive the future cash flows derived from our portfolio of life insurance policies.

We engaged a third party, Model Actuarial Pricing Systems (MAPS), to prepare a third-party valuation of our life settlement portfolio. MAPS owns and maintains the portfolio pricing software used by the Company. MAPS processed policy data, future premium data, life expectancy data, and other actuarial information supplied by the Company to calculate a net present value for our portfolio using the specified discount rate of 12.12%. MAPS independently calculated the net present value of our portfolio of 235 policies to be $185,020,000, which is the same fair value estimate used by the Company on the balance sheet as of March 31, 2013, and furnished us with a letter documenting its calculation. A copy of such letter is filed as Exhibit 99.1 to this report.

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

Risk Relating to Forward-Looking Statements

Certain matters discussed in this section of this report, and elsewhere in this report, are forward-looking statements.  We have based these forward-looking statements on our current expectations and projections about future events.  Nevertheless, these forward-looking statements are subject to risks, uncertainties and assumptions about our operations and the investments we make, including, among other things, the following:

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

●
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

●
Sale of a Life Insurance Policy or a Portfolio of Life Insurance Policies.  In an event of a sale of a policy the Company recognizes gain or loss as the difference between the sale price and the carrying value of the policy on the date of the receipt of payment on such sale.

●
Change in Fair Value of Life Insurance Policies.  We have elected to carry our investments in life insurance policies at fair value in accordance with ASC 325-30,Investments in Life Insurance Contracts. Accordingly, we value our investments in life insurance policies each reporting period in accordance with the fair value principles discussed herein, which includes the expected payment of premiums for future periods.

Our main components of expense are summarized below.

●
Selling, General and Administrative Expenses.  We recognize and record expenses incurred in the operations of the purchasing and servicing of life insurance policies.  These expenses include professional fees, salaries, and sales and marketing expenditures.

●
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

Results of Operations — Three Months Ended March 31, 2013 Compared to the Same Period in 2012

The following is our analysis of the results of operations for the periods indicated below.  This analysis should be read in conjunction with our consolidated financial statements and related notes.

Revenue.  Revenue recognized from the receipt of policy benefits was $2,510,000 and $0 during the three months ended March 31, 2013 and 2012, respectively.  Revenue recognized from the change in fair value of our life insurance policies, net of premiums and carrying costs, was $5,830,000 and $602,000 for the three month ended March 31, 2013 and 2012, respectively.  During the three-month period ended March 31, 2013, we purchased a higher volume of life insurance policies than we did during the same period in 2012. The change in fair value related to new policies acquired during the three months ended March 31, 2013 and 2012 was $6,057,000 and $329,000 respectively.  In each case, the increases in fair value were due to changes in the discount rates we use to calculate the net present value of cash flows expected from our portfolio of life insurance policies, change in fair value of policies acquired during the period, and aging of the policies. Decreases in fair value were due to changes in life expectancy estimates. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance companies that issued the life insurance policies in our portfolio and our estimate of the risk premium an investor would require to receive the future cash flows from our portfolio of life insurance policies. The discount rate used to estimate the fair value of the life insurance policies we own was 12.12% as of March 31, 2013, compared to 13.45% for the same date in 2012. The decrease in discount rate was due to an increase in the size and diversity of policies held in our portfolio of life insurance policies that resulted in lower risk premium to a potential buyer of the portfolio in its entirety. The carrying value of policies acquired during each quarterly reporting period are adjusted to their current fair value using the fair value discount rate applied to the portfolio as of that reporting date.

Expenses. Interest expense, including amortization of deferred financing costs and preferred stock dividends, was $4,467,000 during the three months ended March 31, 2013 compared to $2,438,000 during the same period of 2012, an increase of $2,029,000. The increase was due to increased average debt outstanding, increased Series A preferred stock, and higher interest rate associated with the revolving line of credit.  Selling, general, and administrative expenses were $3,407,000, and $1,457,000 during the three-month periods ending March 31, 2013 and 2012, respectively, an increase of $1,951,000.  The increase is mostly due to employee expenses and benefits as well as higher sales and marketing costs associated with raising funds through renewable secured debentures.

Income Tax Expense. For the three months ended March 31, 2013, the Company recorded income tax expense of $566,000, or 89.4% of income before taxes, compared to the recognition of an income tax benefit of $1,139,000, or 34.6% for the three months ended March 31, 2012.  The primary differences between the Company’s March 31, 2013 effective tax rate and the statutory federal rate are the accrual of preferred stock dividend expense, state taxes, and other non-deductible expenses.  Excluding the impact of the dividends and other permanent differences, the effective tax rate for the three months ended March 31, 2013 would have been 40.5%.

The most significant temporary differences between GAAP net income and taxable net income are the treatment of interest costs with respect to the acquisition of the life insurance policies and revenue recognition with respect to the mark-to-market of life insurance portfolio.

Liquidity and Capital Resources

We finance our business through a combination of policy benefit revenues, origination fees, equity offerings, debt offerings, and a credit facility. We have used our debt offerings and credit facility primarily for policy acquisition, policy servicing and portfolio related financing expenditures. We charge an intercompany origination fee in the amount of one to four percent of the face value of a life insurance policy’s benefit when we acquire the related life insurance policy.  The origination fee we charge is included in the total purchase price we pay for a life insurance policy for our purposes and of our valuation and expected internal rate of return calculations, but is not netted against the purchase price we pay to a seller of an insurance policy. We generated cash flows of $1,278,000 and $148,200 from origination fees during the three months ended March 31, 2013 and 2012 respectively.  The higher amount in 2013 was due to a higher volume of purchases of life insurance policies compared to that in the same period of 2012.  Profit from intra-company origination fees for life insurance policies retained by the Company are eliminated from our consolidated statements of operations. As such, the origination fees collected under our life insurance policy financing arrangements are reflected in our consolidated statements of cash flows as cash flows from financing activities as they are paid in the form of borrowings used to finance the acquisition. Our revolving bank line allows GWG DLP Funding II to borrow the funds necessary to pay origination fees to GWG Life Settlements, LLC.  Our borrowing agreements allow us to use net proceeds of the renewable secured debentures for policy acquisition, which includes origination fees. If the policy acquisition is not financed, no fees are included in the consolidated cash flows.  See “—Cash Flows” below for further information. We determine the purchase price of life insurance policies in accordance with ASC 325-30, Investments in Insurance Contracts, using the fair value method. Under the fair value method, the initial investment is recorded at the transaction price.  Since the origination fees are paid from a wholly owned subsidiary to the parent company, these fees are not included in the transaction price for our consolidated financial statements. For further discussion on our accounting policies for life settlements, please refer to note 1 to our consolidated financial statements.

As of March 31, 2013, we had approximately $35.0 million in combined available cash and available borrowing base surplus capacity under our revolving credit facility for the purpose of purchasing additional life insurance policies, paying premiums on existing policies, paying portfolio servicing expenses, and paying principal and interest on our outstanding financing obligations.

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

In June 2011, we registered a $250.0 million debt offering of our Renewable Secured Debentures with the SEC, which registration became effective on January 31, 2012. As of March 31, 2013, we had received $81.4 million in subscriptions for our Renewable Secured Debentures.

Additionally, our wholly owned subsidiary, GWG Life Settlements, LLC, or GWG Life, issued Series I Secured notes beginning in November 2009 on a private placement basis to accredited investors only. As of March 31, 2013, we had approximately $37.5 million in principal amount of Series I Secured notes outstanding.  This offering was closed in November 2011.

The weighted-average interest rate of our outstanding Series I Secured notes as of March 31, 2013 was 8.25% and the weighted-average maturity at that date was 1.39 years.  The Series I Secured notes have renewal features.  Since we first issued our Series I Secured notes, we have experienced $93,333,000 in maturities, of which $73,845,000 has renewed for an additional term as of March 31, 2013. This has provided us with an aggregate renewal rate of approximately 79% for investments in our subsidiary secured notes. Future contractual maturities of Series I Secured notes payable at March 31, 2013 are as follows:

Years Ending December 31,
Nine months ending December 31, 2013	$15,316,000
2014	10,348,000
2015	5,692,000
2016	1,273,000
2017	4,085,000
Thereafter	754,000
$37,468,000

The weighted-average interest rate of our outstanding Renewable Secured Debentures as of March 31, 2013 was 7.60% and the weighted-average maturity at that date was 2.82 years.  Our Renewable Secured Debentures have renewal features.  Since we first issued our Renewable Secured Debentures, we have experienced $3,960,000 in maturities, of which $3,004,000 has renewed for an additional term as of March 31, 2013.  This has provided us with an aggregate renewal rate of approximately 76% for investments in our Renewable Secured Debentures. Future contractual maturities of Renewable Secured Debentures at March 31, 2013 are as follows:

Years Ending December 31,
Nine months ending December 31, 2013	$12,001,000
2014	12,968,000
2015	25,045,000
2016	11,200,000
2017	6,001,000
Thereafter	13,185,000
$80,400,000

The Renewable Secured Debentures and Series I Secured notes are secured by all our assets, and are subordinate to our revolving credit facility with Autobahn/DZ Bank.  The Renewable Secured Debentures and Series I Secured notes are pari passu with respect to our assets pursuant to an inter-creditor agreement (see notes 7 and 8 to our consolidated financial statements).

We maintain a $100 million revolving credit facility with Autobahn/DZ Bank through our wholly owned subsidiary GWG DLP Funding II, or DLP Funding II. As of March 31, 2013, we had $79.0 million outstanding under the revolving credit facility and maintained an available borrowing base surplus of $0.4 million (see note 6 to our consolidated financial statements).

We expect to meet our ongoing operational capital needs through a combination of policy benefit revenues, origination fees, and proceeds from financing transactions. We expect to meet our policy acquisition, servicing, and financing capital needs principally from the receipt of policy benefit revenues from our portfolio of life insurance policies, net proceeds from our offering of Renewable Secured Debentures, and from our revolving credit facility. Because we only receive origination fees when we purchase a policy, our receipt of those fees is contingent upon our consummation of policy purchases, which is, in turn, contingent upon our receipt of external funding. Despite recent adverse capital market conditions, including a prolonged credit crisis, we demonstrate continued access to credit and financing markets.  Furthermore, we expect to begin receiving insurance benefit payments on our portfolio of life insurance policies as the average age of the insureds increase and mortality events occur over time—which we expect to begin more significantly in 2015 and steadily increasing until 2018. As a result of the foregoing, we estimate that our liquidity and capital resources are sufficient for our current and projected financial needs. Nevertheless, if we are unable to continue our offering of Renewable Secured Debentures for any reason, and we are unable to obtain capital from other sources, we expect that our business would be materially and adversely affected. In addition, our business would be materially and adversely affected if we did not receive the policy benefits we forecast and if holders of our Renewable Secured Debentures or Series I Secured notes failed to renew with the frequency we have historically experienced. In such a case, we could be forced to sell our investments in life insurance policies, in order to service or satisfy our debt-related obligations and continue to pay policy premiums.

Capital expenditures have historically not been material and we do not anticipate making material capital expenditures in 2013 or beyond.

Debt Financings Summary

We had the following outstanding debt balances as of March 31, 2013:

Issuer/Borrower	Principal Amount Outstanding	Weighted Average Interest Rate
GWG Holdings, Inc. - Renewable Secured Debentures	$80,400,000	7.60%
GWG Life Settlements, LLC -Series I Notes, secured	37,468,000	8.25%
GWG DLP Funding II, LLC - Revolving credit facility	79,000,000	6.26%
Total	$196,868,000	7.19%

Our total credit facility and other indebtedness balance as of March 31, 2013 was $196,868,000. The total outstanding face amount under our Series I Secured notes outstanding at March 31, 2013 was $37,468,000, less unamortized selling costs of $824,000, plus $30,000 of redemptions in process, resulting in a carrying amount of $36,674,000.  The total outstanding face amount of Renewable Secured Debentures outstanding at March 31, 2013 was $80,400,000 plus $1,015,000 of subscriptions in process, less unamortized selling costs of $3,656,000, resulting in a carrying amount of $77,759,000.  The fair value of our investments in life insurance policies of $185,020,000 plus our cash balance of $34,552,000 and our restricted cash balance of $6,624,000, totaled $226,196,000, representing an excess of portfolio assets over secured indebtedness of $29,328,000 at March 31, 2013. The Renewable Secured Debentures and Series I Secured notes are secured by all our assets and are subordinate to our revolving credit facility with Autobahn/DZ Bank.  The Renewable Secured Debentures and Series I Secured notes are pari passu with respect to shared collateral pursuant to an inter-creditor agreement.

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

Year	Premiums and Servicing
Nine months ending December 31, 2013	$15,781,000
2014	21,166,000
2015	22,903,000
2016	25,054,000
2017	27,452,000
Total	$112,356,000

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

Nine months ending December 31, 2013	$74,000
2014	$104,000
2015	$70,000
Total	$248,000

Credit Risk

We review the credit risk associated with our portfolio of life insurance policies when estimating its fair value. In evaluating the policies’ credit risk we consider insurance company solvency, credit risk indicators, economic conditions, ongoing credit evaluations, and company positions. We attempt to manage our credit risk related to life insurance policies typically by purchasing policies issued only from companies with an investment grade credit rating by either Standard & Poor’s, Moody’s, or A.M. Best Company.  As of March 31, 2013, 99.03% of our life insurance policies, by face value benefits, were issued by companies that maintained an investment grade rating (BBB- or better) by Standard & Poor’s.

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

Three months ended March 31,	2013	2012
GAAP net income (loss)	$67,000	$(2,153,000)
Unrealized fair value gain (1)	(11,495,000)	(602,000)
Adjusted cost basis increase (2)	10,256,000	1,581,000
Accrual of unrealized actuarial gain (3)	5,033,000	4,056,000
Total adjusted non-GAAP income (4)	$3,861,000	$2,882,000

(1)	Reversal of unrealized fair value gain of life insurance policies for current period.
(2)	Adjusted cost basis is increased to include those acquisition and servicing expenses which are not capitalized by GAAP.
(3)	Accrual of actuarial gain at expected internal rate of return based on investment cost basis for the period.
(4)	We must maintain an annual positive consolidated net income, calculated on a non-GAAP basis, to maintain compliance with our revolving credit facility with DZ Bank/Autobahn.

Below is a full non-GAAP statement of operations in the form that we prepare and use internally to assess our performance, and that we provide to Autobahn/DZ Bank in satisfaction of certain covenants under our revolving credit facility.

Non-GAAP statement of operations:

Three months ended March 31,	2013	2012
Income
Investments in life settlement contracts (Unrealized)	$5,033,000	$4,055,000
Investments in life settlement contracts (Realized)	2,510,000	-
Origination fees and other income	1,446,000	150,000
Total Income	8,989,000	4,205,000

Expenses
Operations	4,042,000	1,951,000
Facility, Series I secured notes and renewable secured debentures marketing and deferred financing costs	520,000	509,000
Total Expenses	4,562,000	2,461,000
Net income before tax	4,427,000	1,744,000

Income tax expense (benefit)	566,000	(1,139,000)

Net Income	3,861,000	2,882,000

Income per share
Basic and diluted	$0.39	$0.29
Fully diluted assuming conversion of preferred stock	$0.26	$0.22

Weighted average shares outstanding
Basic and diluted	9,989,000	9,989,000
Fully diluted assuming conversion of preferred stock	15,014,881	13,260,188

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

	As of March 31, 2013	As of December 31, 2012
GAAP net worth (1)	$22,608,000	$22,644,000
Less intangible assets	(5,902,000)	(3,650,000)
GAAP tangible net worth	16,706,000	18,994,000
Unrealized fair value gain (2)	(86,901,000)	(75,406,000)
Adjusted cost basis increase (3)	77,279,000	67,123,000
Accrual of unrealized actuarial gain (4)	32,877,000	27,845,000
Total adjusted non-GAAP tangible net worth (5)	$39,961,000	$38,556,000

(1)	Includes termination of redeemable member’s interest prior to corporate conversion and preferred stock classified as temporary equity.
(2)	Reversal of cumulative unrealized fair value gain or loss of life insurance policies.
(3)	Adjusted cost basis is increased by acquisition and servicing expenses which are not capitalized under GAAP.
(4)	Accrual of cumulative actuarial gain at expected internal rate of return based on investment cost basis.
(5)	We must maintain a total adjusted non-GAAP tangible net worth of $5 million to maintain compliance with our revolving credit facility with DZ Bank/Autobahn.

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

	As of March 31, 2013	As of December 31, 2012
Weighted-average expected IRR (1)	12.92%	12.84%
Weighted-average revolving credit facility interest rate (2)	6.26%	2.02%
Excess spread (3)	6.66%	10.82%
Total weighted-average interest rate on indebtedness for borrowed money (4)	7.19%	5.39%
Total excess spread	5.73%	7.45%

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

Investment Cost Basis	As of March 31, 2013	As of December 31, 2012
GAAP fair value	$185,020,000	$164,317,000
Unrealized fair value gain (A)	(86,901,000)	(75,406,000)
Adjusted cost basis increase (B)	77,279,000	67,123,000
Investment cost basis (C)	$175,398,000	$156,034,000

(A)	This represents the reversal of cumulative unrealized GAAP fair value gain of life insurance policies.
(B)	Adjusted cost basis is increased to include those acquisition and servicing expenses that are not capitalized by GAAP.
(C)	This is the full cash investment cost basis in life insurance policies from which our expected internal rate of return is calculated.

(2)	This is the weighted-average revolving credit relating to our revolving credit facility interest rate as of the measurement date.
(3)	We must maintain an excess spread of 2.00% relating to our revolving credit facility to maintain compliance under such facility.

(4)	Represents the weighted-average interest rate paid on all outstanding indebtedness as of the measurement date, determined as follows:

Outstanding Indebtedness	As of March 31, 2013	As of December 31, 2012
Revolving credit facility	$79,000,000	$71,000,000
Series I Subsidiary secured notes	37,468,000	38,570,000
Renewable Secured Debentures	80,400,000	57,609,000
Total	$196,868,000	$167,179,000

Interest Rates on Indebtedness
Revolving credit facility	6.26%	2.02%
Series I subsidiary secured notes	8.25%	8.22%
Renewable Secured Debentures	7.60%	7.65%
Weighted-average interest rates on indebtedness	7.19%	5.39%

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

	As of March 31, 2013	As of December 31, 2012
Life insurance portfolio policy benefits	$639,755,000	$572,246,000
Discount rate of future cash flows	7.19%	5.39%
Net present value of Life insurance portfolio policy benefits	$247,776,000	$248,702,000
Cash and cash equivalents	41,176,000	29,590,000
Total Coverage	288,952,000	278,292,000

Revolving credit facility	79,000,000	71,000,000
Series I Subsidiary secured notes	37,468,000	38,570,000
Renewable Secured Debentures	80,400,000	57,609,000
Total Indebtedness	$196,868,000	$167,179,000

Debt Coverage Ratio	68.13%	60.07%
Subordination Ratio	27.34%	25.51%

As of March 31, 2013, we were in compliance with both the debt coverage ratio and the subordination ratio as required under our related financing agreements for Renewable Secured Debentures and Series I subsidiary secured notes.

Our Portfolio

Our portfolio of life insurance policies, owned by our subsidiaries as of March 31, 2013, is summarized and set forth below:

Life Insurance Portfolio Summary

Total portfolio face value of policy benefits	$639,755,000
Average face value per policy	$2,722,000
Average face value per insured life	$2,990,000
Average age of insured (yrs.) *	81.5
Average life expectancy estimate (yrs.) *	7.62
Total number of policies	235
Demographics	66% Males; 34% Females
Number of smokers	No insureds are smokers
Largest policy as % of total portfolio	1.56%
Average policy as % of total portfolio	0.43%
Average Annual Premium as % of face value	3.26%

*  Averages presented in the table are weighted averages.

Our portfolio of life insurance policies, owned by our subsidiaries as of March 31, 2013, organized by the insured’s current age and the associated policy benefits, is summarized as set forth below:

Distribution of Policy Benefits by Current Age of Insured

Min Age	Max Age	Policy Benefits	Distribution
65	69	$2,656,000	0.42%
70	74	47,817,000	7.47%
75	79	179,861,000	28.11%
80	84	228,635,000	35.74%
85	89	173,715,000	27.15%
90	95	7,071,000	1.11%
Total		$639,755,000	100.00%

Our portfolio of life insurance policies, owned by our subsidiaries as of March 31, 2013, organized by the insured’s current age and number of policies owned, is summarized as set forth below:

Distribution of Policies by Current Age of Insured

Min Age	Max Age	Policies	Distribution
65	69	4	1.70%
70	74	17	7.23%
75	79	62	26.38%
80	84	87	37.03%
85	89	61	25.96%
90	95	4	1.70%
Total		235	100.00%

Our portfolio of life insurance policies, owned by our subsidiaries as of March 31, 2013, organized by the insured’s estimated life expectancy and associated policy benefits, is summarized as set forth below:

Distribution of Policies by Current Life Expectancies of Insured

Min LE (Months)	Max LE (Months)	Policy Benefits	Distribution
144	168	$25,450,000	3.98%
120	143	72,797,000	11.38%
96	119	191,409,000	29.92%
72	95	162,702,000	25.43%
48	71	157,083,000	24.55%
24	47	30,314,000	4.74%
Total		$639,755,000	100.00%

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

Our portfolio of life insurance policies, owned by our subsidiaries as of March 31, 2013, organized by the primary disease categories of the insured and associated policy benefits, is summarized as set forth below:

Distribution of Policy Benefits by Primary Disease Category

Primary Disease Category	Policy Benefits	Distribution
Cancer	$37,400,000	5.85%
Cardiovascular	135,338,000	21.16%
Cerebrovascular	37,485,000	5.86%
Dementia	26,885,000	4.20%
Diabetes	35,967,000	5.62%
Multiple	154,510,000	24.15%
Neurological Disorders	14,600,000	2.28%
No Disease	66,486,000	10.39%
Other	87,384,000	13.66%
Respiratory Diseases	43,700,000	6.83%
Total Policy Benefits	$639,755,000	100.00%

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

As of March 31, 2013, 99.03% of insurance companies in our portfolio hold an investment-grade rating by Standard & Poor’s (BBB- or better), and the face value of policy benefits issued by one life insurance company with in the portfolio was 15.44%.  Of the forty insurance companies that insure the policies we own, ten companies insure approximately 75.92% of total face value of insurance benefits and the remaining thirty insurance companies insure the remaining approximately 24.08% of total face value of insurance benefits. The concentration risk of our ten largest insurance company holdings as of March 31, 2013 is set forth in the table below.

Rank	Policy Benefits	Percentage of Policy Benefit Amt.	Insurance Company	Ins. Co. S&P Rating
1	$98,780,000	15.44%	AXA Equitable Life Insurance Company	A+
2	$78,995,000	12.35%	John Hancock Life Insurance Company (U.S.A)	AA-
3	$66,193,000	10.35%	Transamerica Life Insurance Company	AA-
4	$55,769,000	8.72%	Jefferson-Pilot Life Insurance Company	AA-
5	$50,315,000	7.86%	ING Life Insurance and Annuity Company	A-
6	$39,250,000	6.14%	American General Life Insurance Company	A+
7	$32,735,000	5.12%	Massachusetts Mutual Life Insurance Company	AA+
8	$25,450,000	3.98%	West Coast Life Insurance Company	AA-
9	$19,200,000	3.00%	Lincoln Benefit Life Company	A+
10	$19,000,000	2.97%	Pacific Life Insurance Company	A+

Life Insurance Portfolio Detail
(as of March 31, 2013)

Policy Benefits	Sex	Age (1)	LE (2)	Carrier	S&P Rating
$156,538	F	65	138.6	New York Life Insurance Company	AA+
$500,000	M	68	115.5	Transamerica Life Insurance Company	AA-
$500,000	M	68	115.5	North American Company for Life And Health Insurance	A+
$1,500,000	M	69	121.9	Metropolitan Life Insurance Company	AA-
$1,167,000	M	70	51.8	Transamerica Life Insurance Company	AA-
$2,500,000	M	70	132.5	American General Life Insurance Company	A+
$500,000	M	71	85.1	Midland National Life Insurance Company	A+
$1,000,000	M	71	116.0	United of Omaha Life Insurance Company	A+
$3,000,000	M	71	118.7	AXA Equitable Life Insurance Company	A+
$2,000,000	M	71	148.5	American General Life Insurance Company	A+
$2,000,000	M	72	117.9	U.S. Financial Life Insurance Company	A+
$200,000	M	72	126.2	ING Life Insurance and Annuity Company	A-
$3,000,000	F	72	138.4	General American Life Insurance Company	AA-
$5,000,000	M	73	59.5	Lincoln Benefit Life Company	A+
$850,000	M	73	90.9	New York Life Insurance Company	AA+
$8,000,000	M	73	129.1	Metropolitan Life Insurance Company	AA-
$5,000,000	M	73	178.8	Prudential Life Insurance Company	AA-
$5,000,000	M	74	95.5	West Coast Life Insurance Company	AA-
$600,000	M	74	108.9	Protective Life Insurance Company	AA-
$1,000,000	M	74	119.0	Pacific Life Insurance Company	A+
$7,000,000	F	74	164.5	Pacific Life Insurance Company	A+
$2,000,000	F	75	63.5	Transamerica Life Insurance Company	AA-
$500,000	M	75	80.2	John Hancock Life Insurance Company (U.S.A)	AA-
$1,750,000	M	75	85.7	John Hancock Life Insurance Company (U.S.A)	AA-
$5,000,000	M	75	110.9	Jefferson-Pilot Life Insurance Company	AA-
$500,000	F	75	117.3	Columbus Life Insurance Company	AA+
$5,000,000	M	75	119.6	Transamerica Life Insurance Company	AA-
$2,840,000	M	75	126.0	Transamerica Life Insurance Company	AA-
$1,000,000	M	75	126.5	Metropolitan Life Insurance Company	AA-
$750,000	M	75	138.2	U.S. Financial Life Insurance Company	A+
$1,009,467	M	76	60.9	John Hancock Life Insurance Company (U.S.A)	AA-
$2,250,000	M	76	82.5	Massachusetts Mutual Life Insurance Company	AA+
$3,750,000	M	76	83.4	AXA Equitable Life Insurance Company	A+
$5,000,000	M	76	85.7	John Hancock Life Insurance Company (U.S.A)	AA-
$1,000,000	M	76	92.7	Sun Life Assurance Company of Canada (U.S.)	BBB
$4,000,000	M	76	93.7	MetLife Investors USA Insurance Company	AA-
$5,000,000	M	76	98.4	John Hancock Life Insurance Company (U.S.A)	AA-

$2,500,000	M	76	109.4	Massachusetts Mutual Life Insurance Company	AA+
$2,500,000	M	76	109.4	Massachusetts Mutual Life Insurance Company	AA+
$1,000,000	M	76	112.0	Metropolitan Life Insurance Company	AA-
$5,000,000	M	76	116.4	John Hancock Life Insurance Company (U.S.A)	AA-
$3,000,000	M	76	116.6	Principal Life Insurance Company	A+
$5,000,000	F	76	152.8	ING Life Insurance and Annuity Company	A-
$3,000,000	M	77	67.8	Pacific Life Insurance Company	A+
$3,000,000	M	77	67.8	Minnesota Life Insurance Company	A+
$3,000,000	M	77	67.8	Prudential Life Insurance Company	AA-
$130,000	M	77	70.4	Genworth Life Insurance Company	A-
$750,000	M	77	86.1	Lincoln National Life Insurance Company	AA-
$500,000	M	77	92.0	Transamerica Life Insurance Company	AA-
$5,000,000	M	77	96.7	John Hancock Life Insurance Company (U.S.A)	AA-
$3,601,500	M	77	98.6	Transamerica Life Insurance Company	AA-
$7,000,000	M	77	108.1	Lincoln Benefit Life Company	A+
$4,000,000	M	77	110.3	Jefferson-Pilot Life Insurance Company	AA-
$5,000,000	M	77	114.7	Principal Life Insurance Company	A+
$4,300,000	F	77	128.5	American National Insurance Company	A
$1,000,000	M	77	145.4	Empire General Life Assurance Corporation	AA-
$1,000,000	M	78	62.8	AXA Equitable Life Insurance Company	A+
$250,000	M	78	85.3	American General Life Insurance Company	A+
$5,000,000	M	78	98.2	AXA Equitable Life Insurance Company	A+
$5,000,000	M	78	98.2	AXA Equitable Life Insurance Company	A+
$8,000,000	M	78	105.0	AXA Equitable Life Insurance Company	A+
$1,750,000	M	78	107.8	AXA Equitable Life Insurance Company	A+
$2,000,000	F	78	110.9	Pacific Life Insurance Company	A+
$3,000,000	M	78	114.6	John Hancock Life Insurance Company (U.S.A)	AA-
$2,000,000	F	78	133.2	Transamerica Life Insurance Company	AA-
$3,000,000	M	78	135.3	Principal Life Insurance Company	A+
$5,000,000	M	79	63.6	AXA Equitable Life Insurance Company	A+
$3,000,000	M	79	88.6	Protective Life Insurance Company	AA-
$1,500,000	M	79	88.6	American General Life Insurance Company	A+
$1,680,000	F	79	91.5	AXA Equitable Life Insurance Company	A+
$1,250,000	F	79	96.2	Principal Life Insurance Company	A+
$2,000,000	M	79	98.8	Jefferson-Pilot Life Insurance Company	AA-
$2,000,000	M	79	99.0	Ohio National Life Assurance Corporation	AA
$1,000,000	M	79	99.0	Ohio National Life Assurance Corporation	AA
$7,000,000	M	79	113.8	Genworth Life Insurance Company	A-
$10,000,000	M	79	115.0	John Hancock Life Insurance Company (U.S.A)	AA-
$1,000,000	M	79	118.4	AXA Equitable Life Insurance Company	A+
$3,000,000	F	79	118.4	West Coast Life Insurance Company	AA-
$1,000,000	F	79	119.8	Jefferson-Pilot Life Insurance Company	AA-
$5,000,000	M	79	124.0	AXA Equitable Life Insurance Company	A+

$2,000,000	F	79	126.1	Transamerica Life Insurance Company	AA-
$550,000	M	79	137.0	Genworth Life Insurance Company	A-
$1,250,000	M	79	147.2	Metropolitan Life Insurance Company	AA-
$250,000	M	80	50.7	Jackson National Life Insurance Company	AA
$500,000	M	80	60.5	New York Life Insurance Company	AA+
$500,000	M	80	60.5	New York Life Insurance Company	AA+
$1,900,000	M	80	66.0	American National Insurance Company	A
$750,000	M	80	71.3	John Hancock Life Insurance Company (U.S.A)	AA-
$350,000	M	80	74.2	Reassure America Life Insurance Company	AA
$3,000,000	M	80	74.3	U.S. Financial Life Insurance Company	A+
$1,500,000	M	80	74.7	Pacific Life Insurance Company	A+
$5,000,000	M	80	83.4	Transamerica Life Insurance Company	AA-
$1,000,000	M	80	88.1	Lincoln National Life Insurance Company	AA-
$1,995,000	F	80	92.6	Transamerica Life Insurance Company	AA-
$4,000,000	M	80	92.8	Jefferson-Pilot Life Insurance Company	AA-
$5,000,000	F	80	94.5	Sun Life Assurance Company of Canada (U.S.)	BBB
$2,500,000	F	80	95.4	ING Life Insurance and Annuity Company	A-
$1,250,000	F	80	96.2	Columbus Life Insurance Company	AA+
$5,000,000	M	80	98.2	Jefferson-Pilot Life Insurance Company	AA-
$3,500,000	F	80	113.0	Jefferson-Pilot Life Insurance Company	AA-
$6,217,200	F	80	114.8	Phoenix Life Insurance Company	BB-
$5,000,000	M	80	130.4	American General Life Insurance Company	A+
$2,000,000	M	81	58.6	National Life Insurance Company	A
$500,000	M	81	60.3	West Coast Life Insurance Company	AA-
$5,000,000	M	81	75.1	Jefferson-Pilot Life Insurance Company	AA-
$10,000,000	F	81	76.2	American National Insurance Company	A
$5,000,000	M	81	77.7	AXA Equitable Life Insurance Company	A+
$4,500,000	M	81	79.3	AXA Equitable Life Insurance Company	A+
$2,000,000	M	81	85.9	Pacific Life Insurance Company	A+
$3,500,000	M	81	90.9	AXA Equitable Life Insurance Company	A+
$5,000,000	M	81	96.2	AXA Equitable Life Insurance Company	A+
$3,500,000	F	81	98.1	AXA Equitable Life Insurance Company	A+
$2,000,000	F	81	109.8	Jefferson-Pilot Life Insurance Company	AA-
$2,275,000	M	81	112.9	ING Life Insurance and Annuity Company	A-
$750,000	M	81	114.8	West Coast Life Insurance Company	AA-
$500,000	F	81	119.1	AXA Equitable Life Insurance Company	A+
$500,000	M	81	119.9	Metropolitan Life Insurance Company	AA-
$1,500,000	M	81	125.8	Jefferson-Pilot Life Insurance Company	AA-
$4,200,000	F	81	150.2	Transamerica Life Insurance Company	AA-
$829,022	F	82	36.0	Hartford Life and Annuity Insurance Company	BBB+
$4,000,000	M	82	56.1	John Hancock Life Insurance Company (U.S.A)	AA-
$500,000	M	82	60.7	Genworth Life Insurance Company	A-
$3,000,000	F	82	61.6	AXA Equitable Life Insurance Company	A+

$4,000,000	F	82	63.3	ING Life Insurance and Annuity Company	A-
$1,500,000	M	82	65.9	Transamerica Life Insurance Company	AA-
$2,700,000	M	82	71.1	John Hancock Life Insurance Company (U.S.A)	AA-
$1,000,000	M	82	74.1	Hartford Life and Annuity Insurance Company	BBB+
$1,500,000	M	82	76.2	AXA Equitable Life Insurance Company	A+
$1,703,959	M	82	81.4	Jefferson-Pilot Life Insurance Company	AA-
$2,500,000	F	82	83.0	American General Life Insurance Company	A+
$1,000,000	M	82	88.6	ING Life Insurance and Annuity Company	A-
$1,000,000	M	82	89.3	John Hancock Life Insurance Company (U.S.A)	AA-
$5,000,000	M	82	92.1	ING Life Insurance and Annuity Company	A-
$1,000,000	F	82	100.0	John Hancock Life Insurance Company (U.S.A)	AA-
$3,500,000	F	82	116.5	Lincoln Benefit Life Company	A+
$5,000,000	F	82	117.8	AXA Equitable Life Insurance Company	A+
$1,500,000	F	82	118.4	Lincoln Benefit Life Company	A+
$7,600,000	F	82	119.0	Transamerica Life Insurance Company	AA-
$6,000,000	F	82	119.8	American General Life Insurance Company	A+
$2,000,000	F	82	133.1	Lincoln Benefit Life Company	A+
$750,000	M	83	37.4	ING Life Insurance and Annuity Company	A-
$750,000	M	83	37.4	ING Life Insurance and Annuity Company	A-
$2,000,000	M	83	47.8	Transamerica Life Insurance Company	AA-
$1,000,000	M	83	49.9	John Hancock Life Insurance Company (U.S.A)	AA-
$2,000,000	M	83	54.4	Jefferson-Pilot Life Insurance Company	AA-
$1,800,000	M	83	58.1	John Hancock Variable Life Insurance Company	AA-
$1,000,000	M	83	64.5	John Hancock Life Insurance Company (U.S.A)	AA-
$1,500,000	M	83	72.0	ING Life Insurance and Annuity Company	A-
$1,500,000	M	83	72.0	ING Life Insurance and Annuity Company	A-
$2,000,000	M	83	81.5	AXA Equitable Life Insurance Company	A+
$1,750,000	M	83	81.5	AXA Equitable Life Insurance Company	A+
$2,000,000	M	83	84.8	Transamerica Life Insurance Company	AA-
$3,750,000	M	83	96.8	AXA Equitable Life Insurance Company	A+
$3,000,000	F	83	98.0	Sun Life Assurance Company of Canada (U.S.)	BBB
$2,000,000	F	83	103.6	AXA Equitable Life Insurance Company	A+
$1,365,000	F	83	111.5	Transamerica Life Insurance Company	AA-
$3,000,000	F	83	116.5	Transamerica Life Insurance Company	AA-
$5,000,000	F	83	129.0	American General Life Insurance Company	A+
$1,000,000	M	84	55.8	American General Life Insurance Company	A+
$5,000,000	M	84	65.0	Jefferson-Pilot Life Insurance Company	AA-
$1,000,000	M	84	73.8	John Hancock Life Insurance Company (U.S.A)	AA-
$2,000,000	M	84	73.8	John Hancock Life Insurance Company (U.S.A)	AA-
$5,000,000	M	84	83.2	Lincoln National Life Insurance Company	AA-
$8,500,000	M	84	84.9	Massachusetts Mutual Life Insurance Company	AA+
$1,200,000	M	84	93.6	Transamerica Life Insurance Company	AA-
$3,000,000	M	84	106.1	AXA Equitable Life Insurance Company	A+

$1,000,000	F	84	110.0	ING Life Insurance and Annuity Company	A-
$2,000,000	M	84	118.4	ING Life Insurance and Annuity Company	A-
$2,000,000	M	84	118.4	ING Life Insurance and Annuity Company	A-
$2,000,000	M	84	118.4	ING Life Insurance and Annuity Company	A-
$1,600,000	F	85	44.2	ING Life Insurance and Annuity Company	A-
$7,500,000	M	85	52.6	Jefferson-Pilot Life Insurance Company	AA-
$5,000,000	F	85	53.5	Transamerica Life Insurance Company	AA-
$2,000,000	M	85	58.7	John Hancock Life Insurance Company (U.S.A)	AA-
$1,000,000	F	85	60.3	West Coast Life Insurance Company	AA-
$2,000,000	F	85	60.3	West Coast Life Insurance Company	AA-
$500,000	F	85	61.9	Sun Life Assurance Company of Canada (U.S.)	BBB
$3,000,000	M	85	62.2	Transamerica Life Insurance Company	AA-
$200,000	M	85	62.9	Lincoln Benefit Life Company	A+
$5,570,000	F	85	68.0	ING Life Insurance and Annuity Company	A-
$5,570,000	F	85	68.0	ING Life Insurance and Annuity Company	A-
$2,500,000	M	85	70.0	Transamerica Life Insurance Company	AA-
$5,000,000	F	85	70.1	Penn Mutual Life Insurance Company	AA-
$4,445,467	M	85	70.4	Penn Mutual Life Insurance Company	AA-
$800,000	M	85	73.1	National Western Life Insurance Company	A
$1,000,000	F	85	75.8	New York Life Insurance Company	AA+
$1,000,000	M	85	78.1	AXA Equitable Life Insurance Company	A+
$250,000	M	85	81.9	Metropolitan Life Insurance Company	AA-
$1,682,773	M	85	87.1	Hartford Life and Annuity Insurance Company	BBB+
$4,000,000	F	85	90.6	Transamerica Life Insurance Company	AA-
$3,600,000	F	85	93.1	AXA Equitable Life Insurance Company	A+
$2,000,000	F	85	101.3	U.S. Financial Life Insurance Company	A+
$10,000,000	F	85	120.3	West Coast Life Insurance Company	AA-
$100,000	M	86	41.2	Protective Life Insurance Company	AA-
$100,000	M	86	41.2	Protective Life Insurance Company	AA-
$100,000	M	86	41.2	Protective Life Insurance Company	AA-
$8,985,000	M	86	47.3	Massachusetts Mutual Life Insurance Company	AA+
$1,500,000	M	86	52.4	Union Central Life Insurance Company	A+
$5,000,000	F	86	55.4	Massachusetts Mutual Life Insurance Company	AA+
$1,500,000	M	86	56.9	John Hancock Life Insurance Company (U.S.A)	AA-
$1,500,000	M	86	56.9	John Hancock Life Insurance Company (U.S.A)	AA-
$3,000,000	M	86	57.4	American General Life Insurance Company	A+
$4,785,380	F	86	58.6	John Hancock Life Insurance Company (U.S.A)	AA-
$2,500,000	M	86	59.2	Pacific Life Insurance Company	A+
$5,000,000	M	86	60.6	John Hancock Life Insurance Company (U.S.A)	AA-
$2,500,000	F	86	68.7	American General Life Insurance Company	A+
$1,803,455	F	86	69.6	Metropolitan Life Insurance Company	AA-
$1,529,270	F	86	69.6	Metropolitan Life Insurance Company	AA-
$3,500,000	F	86	70.7	Lincoln National Life Insurance Company	AA-

$500,000	M	86	72.1	Lincoln National Life Insurance Company	AA-
$5,000,000	M	86	85.1	AXA Equitable Life Insurance Company	A+
$2,225,000	F	86	92.4	Transamerica Life Insurance Company	AA-
$3,000,000	F	86	96.4	Massachusetts Mutual Life Insurance Company	AA+
$2,000,000	F	87	42.1	American General Life Insurance Company	A+
$5,000,000	F	87	45.1	Lincoln National Life Insurance Company	AA-
$3,000,000	F	87	53.5	Jefferson-Pilot Life Insurance Company	AA-
$1,203,520	M	87	58.4	Columbus Life Insurance Company	AA+
$3,500,000	F	87	69.1	John Hancock Life Insurance Company (U.S.A)	AA-
$1,500,000	F	87	71.1	Jefferson-Pilot Life Insurance Company	AA-
$600,000	F	87	71.9	Columbus Life Insurance Company	AA+
$5,000,000	F	87	73.0	ING Life Insurance and Annuity Company	A-
$2,500,000	F	87	73.9	AXA Equitable Life Insurance Company	A+
$2,500,000	F	87	73.9	AXA Equitable Life Insurance Company	A+
$1,350,000	F	87	76.4	Jefferson-Pilot Life Insurance Company	AA-
$715,000	F	87	82.6	Jefferson-Pilot Life Insurance Company	AA-
$5,000,000	F	88	41.9	John Hancock Life Insurance Company (U.S.A)	AA-
$5,000,000	M	88	51.6	John Hancock Life Insurance Company (U.S.A)	AA-
$1,000,000	F	89	30.5	Protective Life Insurance Company	AA-
$2,000,000	F	89	37.3	Pruco Life Insurance Company	AA-
$2,500,000	M	89	54.5	Columbus Life Insurance Company	AA+
$5,000,000	F	89	75.8	American General Life Insurance Company	A+
$1,000,000	F	90	27.8	American General Life Insurance Company	A+
$3,200,000	M	91	78.9	West Coast Life Insurance Company	AA-
$1,100,000	M	92	39.4	ING Life Insurance and Annuity Company	A-
$1,770,726	F	92	48.6	Aviva Life Insurance Company	A-
$639,755,000

(1)	The insured’s age is current as of the measurement date.
(2)
The insured’s life expectancy estimate, other than for a small face value insurance policy benefit, is the average of two life expectancy estimates provided by independent third-party medical actuarial underwriting firms at the time of purchase, actuarially adjusted through the measurement date.  This listing includes an adjusting increase of an average of 8.67% to life expectancies provided by 21st Services.  Numbers in this column represent months.  For more information, please refer to our Annual Report on Form 10-K for the year ended December 31, 2012.

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

As of March 31, 2013, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of March 31, 2013.

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

The registration statement covers up to $250 million in principal amount of debentures. From January 31, 2012 through March 31, 2013, we sold a total of $80,400,051 in principal amount of debentures, and incurred associated underwriting commissions, and expenses paid or payable to underwriters in the amount of $4,440,249 of which $784,186 was amortized. We have an un-papered receipt of $1,015,500 resulting in net proceeds of $77,759,488. None of the payments for offering expenses were directly or indirectly made to directors or officers (or their associates) of the Company, affiliates of the Company, or to persons owning 10% or more of any class of equity securities of the Company. No net proceeds were used for direct or indirect payments to directors or officers (or their associates) of the Company, affiliates of the Company, or to persons owning 10% or more of any class of equity securities of the Company.

Our use of proceeds from the sale of Renewable Secured Debentures from January 31, 2012 to March 31, 2013 is as follows:

Gross Offering Proceeds	$82,526,000
Net Offering Proceeds	77,361,000
Held in Short-Term Investments	25,884,000

Net Offering Proceeds Used	$51,477,000	100%
Purchase Policies	28,735,000	56%
Payment of Premiums	7,900,000	15%
Payment of Principal and Interest	10,538,000	21%
Other Expenditures	4,304,000	8%

ITEM 6.	EXHIBITS

Exhibit
31.1	Section 302 Certification of the Chief Executive Officer (filed herewith).
31.2	Section 302 Certification of the Chief Financial Officer (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.1	Letter from Model Actuarial Pricing Systems, dated April 18, 2013 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GWG HOLDINGS, INC.

Date: May 9, 2013	By:	/s/ Jon R. Sabes
Chief Executive Officer

Date: May 9, 2013	By:	/s/ Jon Gangelhoff
Chief Financial Officer