Form 10-Q
period 2013-06-30
GWG Holdings, Inc.
filed 2013-08-14
CIK 1522690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
__________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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
☐ Yes    ☒ No

As of August 14, 2013, GWG Holdings, Inc. had 9,124,000 shares of common stock outstanding.

GWG HOLDINGS, INC.

Index to Form 10-Q
for the Quarter Ended June 30, 2013

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(unaudited)
A S S E T S
Cash and cash equivalents	$38,240,633	$27,497,044
Restricted cash	4,463,867	2,093,092
Investment in life settlements, at fair value	193,891,894	164,317,183
Other assets	7,041,894	4,040,716
TOTAL ASSETS	$243,638,288	$197,948,035

L I A B I L I T I E S & E Q U I T Y (D E F I C I T)
LIABILITIES
Revolving credit facility	$79,000,000	$71,000,000
Series I Secured notes payable	34,505,914	37,844,711
Renewable secured debentures	93,684,735	55,718,950
Interest payable	5,771,063	3,477,320
Accounts payable and accrued expenses	1,642,728	1,761,558
Deferred taxes, net	7,868,201	5,501,407
TOTAL LIABILITIES	222,472,641	175,303,946

CONVERTIBLE, REDEEMABLE PREFERRED STOCK
(par value $0.001; shares authorized 40,000,000; shares issued and outstanding 3,356,787 and 3,361,076; liquidation preference of $25,176,000 and $25,208,000, respectively)	24,322,651	23,905,878

EQUITY
Common stock (par value $0.001: shares authorized 210,000,000; shares issued and outstanding is 9,124,000 and 9,989,000 on June 30, 2013 and December 31, 2012, respectively)	9,124	9,989
Additional paid-in capital	3,253,670	6,971,844
Accumulated deficit	(6,419,798)	(8,243,622)
TOTAL EQUITY (DEFICIT)	(3,157,004)	(1,261,789)

TOTAL LIABILITIES & EQUITY (DEFICIT)	$243,638,288	$197,948,035

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
REVENUE
Gain on life settlements, net	$7,733,245	$4,867,478	$16,073,601	$5,469,246
Interest and other income	3,274,323	47,563	3,441,994	48,894
TOTAL REVENUE	11,007,568	4,915,041	19,515,595	5,518,140

EXPENSES
Employee compensation and benefits	1,063,923	583,338	3,001,343	1,117,084
Legal and professional fees	351,910	337,179	789,200	701,403
Interest expense	4,941,942	2,379,578	9,409,157	4,817,991
Other expenses	1,091,132	703,659	2,124,277	1,262,652
TOTAL EXPENSES	7,448,907	4,003,754	15,323,977	7,899,130

INCOME (LOSS) BEFORE INCOME TAXES	3,558,661	911,287	4,191,618	(2,380,990)
INCOME TAX EXPENSE (BENEFIT)	1,801,971	609,588	2,367,794	(529,860)

NET INCOME (LOSS)	$1,756,690	$301,699	$1,823,824	$(1,851,130)

NET INCOME (LOSS) PER SHARE
Basic	$0.18	$0.03	$0.19	$(0.19)
Diluted	$0.12	$0.03	$0.13	$(0.19)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	9,969,989	9,989,000	9,548,205	9,989,000
Diluted	15,022,198	9,989,000	14,580,506	9,989,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,756,690	$301,699	$1,823,824	$(1,851,130)
Adjustments to reconcile net income (loss) to net
cash flows from operating activities:
Gain on life settlements	(7,449,180)	(4,575,941)	(18,943,905)	(10,990,249)
Amortization of deferred financing and issuance costs	837,133	342,297	1,930,880	909,457
Deferred income taxes	1,802,920	609,588	2,366,794	(529,860)
Convertible, redeemable preferred stock dividends payable	178,235	294,935	261,937	421,010
(Increase) decrease in operating assets:
Other assets	(4,164,004)	(298,060)	(3,614,132)	1,057,285
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	402,739	101,452	1,694,797	659,134

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(6,635,467)	(3,224,030)	(14,479,805)	(10,324,353)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	(2,972,944)	(1,468,770)	(12,885,993)	(2,622,030)
Proceeds from settlement of life settlements	1,382,152	416,665	2,872,152	416,665
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,590,792)	(1,052,105)	(10,013,841)	(2,205,365)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from revolving credit facility	-	3,500,000	8,000,000	6,000,000
Proceeds from issuance of Series I Secured notes payable	-	-	-	50,000
Payments for redemption of Series I Secured notes payable	(2,423,052)	(1,918,420)	(3,930,876)	(3,468,957)
Proceeds from issuance of renewable secured debentures	18,588,867	12,695,213	42,439,661	15,757,086
Payments for redemption and issuance of renewable secured debentures	(3,033,303)	(712,587)	(5,336,571)	(712,587)
Proceeds from restricted cash	2,160,333	(3,282,199)	(2,370,775)	(57,361)
Repurchase of common stock	(3,252,400)	-	(3,252,400)	-
Issuance (redemptions) of convertible, redeemable preferred stock	(125,135)	1,350,910	(311,804)	5,787,375
Payments of issuance cost for preferred stock		(810,722)	-	(1,609,362)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	11,915,310	10,822,195	35,237,235	21,746,194

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,689,051	6,546,060	10,743,589	9,216,476

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	34,551,582	4,548,765	27,497,044	1,878,349
END OF PERIOD	$38,240,633	$11,094,825	$38,240,633	$11,094,825

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$3,214,000	$1,313,000	$6,512,000	$2,462,000
NON-CASH INVESTING AND FINANCING ACTIVITIES
Series I secured notes:
Non-cash conversion of accrued interest and commissions payable to principal	$86,000	$4,000	$150,000	$8,000
Renewable secured debentures:
Non-cash conversion of accrued interest and commission payable to principal	$59,000	$37,000	$100,000	$70,000
Convertible, redeemable preferred stock
Non-cash conversion of dividends payable	$178,000	$138,000	$262,000	$250,000
Non-cash accretion of convertible, redeemable preferred stock to redemption value	$209,000	$435,000	$467,000	$775,000
Non-cash conversion of Series I secured notes	$-	$1,130,000	$-	$4,220,000
Investment in life settlements included in accounts payable	$262,000	$108,000	$262,000	$108,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited)

	Common	Common Stock	Additional Paid-in	Accumulated
	Shares	(par)	Capital	Deficit	Total Equity

Balance, December 31, 2011	9,989,000	$9,989	$8,169,303	$(7,230,723)	$948,569

Net income	-	-	-	(1,012,899)	(1,012,899)

Issuance of warrants to purchase common stock	-	-	380,946	-	380,946

Accretion of preferred stock to liquidation value	-	-	(1,578,405)	-	(1,578,405)

Balance, December 31, 2012	9,989,000	9,989	6,971,844	(8,243,622)	(1,261,789)

Net income				1,823,824	1,823,824

Repurchase of common stock	(865,000)	(865)	(3,251,535)		(3,252,400)

Accretion of preferred stock to liquidation value			(466,639)		(466,639)

Balance, June 30, 2013	9,124,000	$9,124	$3,253,670	$(6,419,798)	$(3,157,004)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)       Nature of business and summary of significant accounting policies

Nature of business - GWG Holdings, Inc. (Holdings) (previously GWG Holdings, LLC) and Subsidiaries, located in Minneapolis, Minnesota, facilitates the purchase of life insurance policies for its own investment portfolio through its wholly owned subsidiary, GWG Life Settlements, LLC (GWG Life), and its subsidiaries, GWG Trust, LLC (Trust), GWG DLP Funding II, LLC (DLP II) and its wholly owned subsidiary, GWG DLP Master Trust II (the Trust II). Holdings converted from a limited liability company into a corporation effective June 10, 2011 and as a result of this change all member units were converted into common stock.  Holdings finances the acquisition of life insurance policies, and pays policy premiums, through funds available on its line of credit and the issuance of debt and equity securities. GWG Member, LLC a wholly owned subsidiary formed November 2010 to facilitate the acquisition of policies, has not commenced operations as of June 30, 2013.  The entities were legally organized in Delaware and are collectively referred herein to as GWG, or the Company.

On July 11, 2011 the Company entered into a Purchase and Sale Agreement with Athena Securities Group, LTD and Athena Structured Funds PLC. Under this agreement, Holdings issued to Athena Securities Group, LTD (Athena) 989,000 shares of common stock, which was equal to 9.9% of the outstanding shares in the Company in exchange for shares equal to 9.9% of the outstanding shares in Athena Structured Funds, PLC (Athena Funds) and cash of $5,000. In accordance with Accounting Standards Codification (ASC) 505-50, the Company recorded the share-based payment transaction with Athena at the fair value of the Company’s 989,000 shares of common stock issued as it was the most reliable measurable form of consideration in this exchange the total value ascribed to the common stock issued to Athena was $3.6 million. The $5,000 cash paid by Athena, which represents the fair value of the shares of Athena Funds, is included in financing activities of the Consolidated Statement of Cash Flows.

On June 28, 2013, GWG Holdings, Inc. entered into a new Purchase and Sale Agreement with Athena Securities Limited and Athena Securities Group Limited. The June 28, 2013 agreement terminated the parties’ original Purchase and Sale Agreement dated July 11, 2011. Under the new agreement, GWG Holdings appointed Athena Securities Group Limited (i) as GWG Holdings’ exclusive representative for the offer and sale of GWG Holdings’ Renewable Secured Debentures in Ireland, and (ii) as a distributor for the offer and sale of those debentures in Europe and the Middle East, in each case until May 8, 2014. Any compensation payable to Athena Securities Group Limited will be in accordance with the compensation disclosures set forth in GWG Holdings’ prospectus for the offering filed with the SEC on dated June 4, 2013. In addition, the new agreement effected the sale by Athena Securities Limited to GWG Holdings of 865,000 shares of GWG Holdings’ common stock, and GWG Holdings’ sale back to Athena Securities Group Limited of certain shares of GWG Securities International Public Limited Company (formerly known as Athena Structured Funds PLC) originally transacted under the original July 11, 2011 agreement. The Company recorded a non-cash gain on the transaction of $3,252,000.

Basis of presentation - The condensed consolidated balance sheet as of June 30, 2013 and December 31, 2012, the condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012, the condensed consolidated statements of cash flows for the three and six months ended June 30, 2013 and 2012, the condensed consolidated statement of changes in equity for the twelve months ended December 31, 2012 and six months ended June 30, 2013, and the related information presented in these notes, have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, without audit. To the extent that information and notes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements are contained in or are consistent with the consolidated audited financial statements in the Company’s Form 10-K for the year ended December 31, 2012, such information and notes have not been duplicated herein. In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included. The condensed consolidated balance sheet at December 31, 2012 was derived from the audited consolidated financial statements as of that date. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Use of estimates - The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these consolidated financial statements relates to (1)  the determination of the assumptions used in estimating the fair value of the investment in life insurance policies, and (2) the value of deferred tax assets and liabilities.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Deposits and initial direct costs advanced on unsettled policy acquisitions are recorded as other assets until policy ownership has been transferred to the Company.  Such deposits and direct cost advances were $431,000 and $785,000 at June 30, 2013 and December 31, 2012, respectively.

Deferred financing and issuance costs – Financing costs incurred to obtain financing under the revolving credit facility, as described in note 6, have been capitalized and are amortized using the straight-line method (which approximated the interest method) over the term of the revolving credit facility.  Amortization of deferred financing costs was $89,000 and $58,000 for the three months ended June 30, 2013 and 2012, respectively, and $276,000 and $116,000 for the six months ended June 30, 2013 and 2012, respectively.  The future amortization is $179,000 and $358,000 for the six months ending December 31, 2013 and the year ending December 31, 2014, respectively.  The Series I Secured notes payable, as described in note 7, are reported net of issuance costs, sales commissions and other direct expenses, which are amortized using the interest method over the term of each respective borrowing.  The Renewable Secured Debentures, as described in note 8, are reported net of issuance costs, sales commissions and other direct expenses, which are amortized using the interest method over the term of each respective borrowing.  The Series A preferred stock, as described in note 9, is reported net of issuance costs, sales commissions, including the fair value of warrants issued, and other direct expenses, which are amortized using the interest method as interest expense over the three-year redemption period.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Earnings (loss) per share – Basic per share earnings (loss) attributable to non-redeemable interests is calculated using the weighted-average number of shares outstanding during the period.  Diluted earnings per share is calculated based on the potential dilutive impact, if any, of the Company’s convertible, redeemable preferred stock and outstanding warrants.

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

(2)       Restrictions on cash

The Company is required by its lenders to maintain collection and escrow accounts. These accounts are used to pay annual premiums of insurance policies, pay interest and other charges under the revolving credit facility, and collect policy benefits. DZ Bank AG, as agent for Autobahn Funding Company, LLC, the lender for the revolving credit facility as described in note 6, authorizes the disbursements from these accounts. At June 30, 2013 and December 31, 2012 there was a balance of $4,464,000, and $2,093,000, respectively, maintained in these restricted cash accounts.

(3)       Investment in life insurance policies

The life insurance policies (Level 3 fair value measurements) are valued based on unobservable inputs that are significant to the overall fair value measurement. Changes in the fair value of these instruments are recorded in gain or loss on life insurance policies in the consolidated statements of operations (net of the cash premiums paid on the policies). The fair value is determined on a discounted cash flow basis that incorporates life expectancy assumptions.  Life expectancy reports have been obtained from widely accepted life expectancy providers. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require. As a result of management’s analysis, discount rates of 11.84% and 12.08% were applied to the portfolio as of June 30, 2013 and December 31, 2012, respectively.

A summary of the Company’s life insurance policies accounted for under the fair value method and their estimated maturity dates, based on remaining life expectancy, is as follows:

	As of June 30, 2013			As of December 31, 2012
Years Ending December 31,	Number of Contracts	Estimated Fair Value	Face Value	Number of Contracts	Estimated Fair Value	Face Value
2013	-	$-	$-	-	$-	$-
2014	-	-	-	-	-	-
2015	2	1,239,000	2,000,000	2	1,163,000	2,000,000
2016	10	7,059,000	12,729,000	13	11,608,000	22,229,000
2017	18	25,099,000	56,173,000	17	21,155,000	53,439,000
2018	31	32,382,000	77,629,000	31	28,252,000	75,668,000
2019	40	34,198,000	99,668,000	35	26,947,000	84,579,000
Thereafter	140	93,915,000	402,456,000	113	75,192,000	334,331,000
Totals	241	$193,892,000	$650,655,000	211	$164,317,000	$572,246,000

The Company recognized death benefits of $6,600,000 and $4,500,000 during the three-month periods ended June 30, 2013 and 2012, respectively, related to policies with a carrying value of $1,382,000 and $417,000, respectively.  The Company recorded realized gains of $5,218,000 and $4,083,000 on such policies.  The Company recognized death benefits of $10,600,000 and $4,500,000 during the six-month periods ended June 30, 2013 and 2012, respectively, related to policies with a carrying value of $2,872,000 and $417,000, respectively.  The Company recorded realized gains of $7,728,000 and $4,083,000 on such policies.  Subsequent to June 30, 2013, two policies with an aggregate death benefit of $2,500,000 have matured.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Reconciliation of gain on life settlements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Change in fair value	$7,449,000	$4,576,000	$18,944,000	$9,367,000
Premiums and other annual fees	(4,934,000)	(3,792,000)	(10,598,000)	(7,981,000)
Policy maturities	5,218,000	4,083,000	7,728,000	4,083,000
Gain on life settlements, net	$7,733,000	$4,867,000	$16,074,000	$5,469,000

The estimated expected premium payments to maintain the above life insurance policies in force for the next five years, assuming no mortalities, are as follows:

Years Ending December 31,
Six months ending December 31, 2013	$10,272,000
2014	21,206,000
2015	22,986,000
2016	25,222,000
2017	27,757,000
$107,443,000

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

(4)       Fair value definition and hierarchy

ASC 820 establishes a hierarchical disclosure framework which prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is affected by a number of factors, including the type of investment, the characteristics specific to the investment and the state of the marketplace including the existence and transparency of transactions between market participants. Assets and liabilities with readily available active quoted prices or for which fair value can be measured from actively quoted prices in an orderly market generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. ASC 820 establishes a three-level valuation hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

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

Level 3 Valuation Process

The estimated fair value of the Company’s life settlements are determined on a quarterly basis by the Company’s portfolio management committee, taking into consideration changes in discount rate assumptions, estimated premium payments and life expectancy assumptions, as well as any changes in economic and other relevant conditions.  These inputs are then used to estimate the discounted cash flows using the MAPS probabilistic portfolio pricing model, which estimates the cash flows using various probabilities and scenarios.  The valuation process includes a review by senior management as of each valuation date.  Management will also engage a third party expert to independently test the accuracy of the valuations using the inputs provided by management.

Life insurance policies represent financial instruments recorded at fair value on a recurring basis. The following table reconciles the beginning and ending fair value of the Company’s Level 3 investments in life insurance policies for the three and six month periods ending June 30, as follows:

	Three month ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Beginning balance	$185,020,000	$128,112,000	$164,317,000	$122,169,000
Purchases	2,805,000	1,576,000	13,503,000	2,728,000
Maturities (cash in excess of carrying value)	(1,382,000)	(416,000)	(2,872,000)	(416,000)
Net change in fair value	7,449,000	4,576,000	18,944,000	9,367,000
Ending balance (June 30)	$193,892,000	$133,848,000	$193,892,000	$133,848,000

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

On January 22, 2013, one of the independent medical actuarial underwriting firms we utilize, 21st Services, announced advancements in its underwriting methodology, resulting in revised estimated life expectancy mortality tables for life settlement transactions.  We have been advised by 21st Services that the changes are very granular and relate to both specific medical conditions and lifestyles of insureds.  These changes are the result of the application of additional medical information that has been gathered by 21st Services over a period of time, and which has now been applied to the inputs and methodologies used to develop the actuarial life expectancies.   While we do not believe these revised methodologies indicate the previous estimated life expectancies were inaccurate, we believe the revised methodologies provide additional information that should be considered in updating our estimate of the life expectancies of the insureds within our portfolio of life settlement contracts as of June 30, 2013 and December 31, 2012.  Based upon our evaluation and analysis of data made available by 21st Services, as well as information regarding the insureds within our portfolio, we have estimated the impact of the changes in 21st Services’ methodologies for determining life expectancies on a policy-by-policy basis within our portfolio and applied such changes to the life expectancy inputs used to estimate fair value.  We have adjusted the original life expectancies provided by 21st Services based on four factors, the impact of each analyzed individually for each insured in the GWG portfolio.  The four factors are gender, anti-selection, age, and primary impairment.  While the analysis and adjustments were applied on an individual policy basis, the result was an average overall increase in the original life expectancy estimates of 8.67%.  We have a standard practice of obtaining two third-party life expectancy estimates for each policy in our portfolio.  As a result, the effective change in life expectancy on the portfolio was an average of approximately 4.33%, which resulted in an aggregate decrease in the fair value of our life settlements portfolio of $12.4 million as of December 31, 2012.  Life expectancy reports by their very nature are estimates.  Due to the estimating changes made by 21st Services, and because refinement in estimating methods is on-going, we plan to obtain new life expectancy reports for all policies purchased where we used a life expectancy report from 21st Services.  As part of our on-going process to maintain current information regarding the insureds included in our portfolio, we are updating the life expectancy estimates in our portfolio valuation process as new information becomes available.

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

	As of June 30, 2013	As of December 31, 2012
Weighted average age of insured	81.7	81.3
Weighted average life expectancy, months*	90.4	91.6
Average face amount per policy	$2,699,814	$2,712,063
Discount rate	11.84%	12.08%
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

	Change in life expectancy
	plus 8 months	minus 8 months	plus 4 months	minus 4 months

June 30, 2013	$(28,173,000)	$29,545,000	$(14,258,000)	$14,601,000

December 31, 2012	$(24,072,000)	$25,268,000	$(12,185,000)	$12,484,000

	Change in discount rate
	plus 2%	minus 2%	plus 1%	minus 1%

June 30, 2013	$(19,390,000)	$23,002,000	$(10,098,000)	$10,998,000

December 31, 2012	$(16,811,000)	$19,978,000	$(8,759,000)	$9,547,000

Carrying value of receivables, prepaid expenses, accounts payable and accrued expenses approximate fair value due to their short-term maturities and low credit risk. The estimated fair value of the Company’s Series I Secured notes payable is approximately $35,703,000 based on a weighted-average market interest rate of 7.45% based on an income approach. The Company began issuing Renewable Secured Debentures in the first quarter of 2012. The current interest rates on the Renewable Secured Debentures approximate market rates. The carrying value of the Renewable Secured Debentures approximates fair value. The carrying value of the revolving credit facility reflects interest charged at the commercial paper rate plus an applicable margin. The margin represents our credit risk, and the strength of the portfolio of life insurance policies collateralizing the debt. The overall rate reflects market, and the carrying value of the revolver approximates fair value. All of the financial instruments are level 3 fair value measurements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company has issued warrants to purchase common stock in connection with the issuance of its convertible, redeemable preferred stock. Warrants were determined by the Company as permanent equity. The fair value measurements associated with the warrants, measured at issuance represent level 3 instruments.

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

(5)       Notes receivable from related parties

As of June 30, 2013 and December 31, 2012, the Company had receivables totaling $5,000,000 due from an affiliate, Opportunity Finance, LLC, which were fully reserved. Opportunity Finance ceased operations in 2008.

 (6)       Credit facilities

Revolving credit facility – Autobahn Funding Company LLC

On July 15, 2008, DLP II and United Lending entered into a revolving credit facility pursuant to a Credit and Security Agreement (Agreement) with Autobahn Funding Company LLC (Autobahn), providing the Company with a maximum borrowing amount of $100,000,000. Autobahn is a commercial paper conduit that issues commercial paper to investors in order to provide funding to DLP II and United Lending.  DZ Bank AG acts as the agent for Autobahn. The original Agreement was to expire on July 15, 2013.  On January 29, 2013, Holdings, together with GWG Life and DLP II, entered into an Amended and Restated Credit and Security Agreement with Autobahn, extending the facility expiration date to December 31, 2014, and removing United Lending as a party to the amended and restated Agreement.  The amount outstanding under this facility as of June 30, 2013 and December 31, 2012, was $79,000,000 and $71,000,000, respectively.

The Agreement requires DLP II to pay, on a monthly basis, interest at the commercial paper rate plus an applicable margin, as defined in the Agreement. The effective rate was 6.27% and 2.02% at June 30, 2013 and December 31, 2012, respectively.  The weighted-average effective interest rate was 6.26% and 2.12% (excluding the unused line fee) for the three months ended June 30, 2013 and 2012, respectively, and 6.06% and 2.19% for the six months ended June 30, 2013 and 2012, respectively.  The Agreement also requires payment of an unused line fee on the unfunded amount under the revolving credit facility. The note is secured by substantially all of DLP II assets, which consist primarily of life settlement policies.

The Agreement has certain financial and nonfinancial covenants. The Company was in compliance with these covenants at June 30, 2013 and December 31, 2012. The Agreement generally prohibits the Company from:

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

Consolidated net income and tangible net worth as of and for the 4 quarter period ended June 30, 2013, as calculated under the agreement, were $5,905,000 and $44,233,000, respectively.

Advances under the Agreement are subject to a borrowing base formula, which limits the availability of advances on the borrowing base calculation based on attributes of policies pledged to the facility. Over-concentration of policies by insurance carrier, over-concentration of policies by insurance carriers with ratings below a AA- rating, and the premiums and facility fees reserve are the three primary factors with the potential of limiting availability of funds on the facility. Total funds available for additional borrowings under the borrowing base formula criteria at June 30, 2013 and December 31, 2012, were $667,000 and $15,043,000 respectively.

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

(7)       Series I Secured notes payable

Series I Secured notes payable have been issued in conjunction with the GWG Series I Secured notes private placement memorandum dated August 25, 2009 (last revised November 15, 2010). On June 14, 2011 the Company closed the offering to additional investors, however, existing investors may elect to continue advancing amounts outstanding upon maturity subject to the Company’s option. Series I Secured notes have maturity dates ranging from six months to seven years with fixed interest rates varying from 5.65% to 9.55% depending on the term of the note. Interest is payable monthly, quarterly, annually or at maturity depending on the terms of the note. At June 30, 2013 and December 31, 2012 the weighted-average interest rates of Series I Secured notes were 8.27%, and 8.22% respectively. The notes are secured by assets of GWG Life. The principal amount outstanding under these Series I Secured notes was $35,299,000 and $38,570,000 at June 30, 2013, and December 31, 2012, respectively.  The difference between the amount outstanding on the Series I Secured notes and the carrying amount on the consolidated balance sheet is due to netting of unamortized deferred issuance costs. Overall, interest expense includes amortization of deferred financing and issuance costs of $161,000 and $217,000 for the three and six months ended June 30, 2013, respectively, and $237,000 and $746,000 for the three and six months ended June 30, 2012, respectively.  Future expected amortization of deferred financing costs is $793,000 over the next six years.

On November 15, 2010, the holders of a majority of the membership interests in the company (then a limited liability company), Messrs. Jon R. Sabes and Steven F. Sabes, pledged their ownership interests in the Company to the Series I Trust as security for advances under the Series I Trust arrangement.

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

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Future contractual maturities of Series I Secured notes payable at June 30, 2013 are as follows:

Years Ending December 31,
Six months ending December 31, 2013	$9,358,000
2014	12,561,000
2015	6,675,000
2016	1,802,000
2017	4,085,000
Thereafter	818,000
$35,299,000

 (8)       Renewable secured debentures

The Company has registered with the Securities and Exchange Commission, effective January 2012, the offer and sale of $250,000,000 of secured debentures. Renewable Secured Debentures have maturity dates ranging from six months to seven years with fixed interest rates varying from 4.75% to 9.50% depending on the term of the note. Interest is payable monthly, annually or at maturity depending on the terms of the debenture. At June 30, 2013 and December 31, 2012, the weighted-average interest rate of Renewable Secured Debentures was 7.58% and 7.65%, respectively. The debentures are secured by assets of GWG Life and GWG Holdings. The amount outstanding under these Renewable Secured Debentures was $95,858,000 and $57,609,000 at June 30, 2013 and December 31, 2012, respectively. The difference between the amount outstanding on the Renewable Secured Debentures and the carrying amount on the consolidated balance sheets is due to netting of unamortized deferred issuance costs and cash receipts for new issuances in process.  Amortization of deferred issuance costs was $344,000 and $622,000 for the three and six months ended June 30, 2013, respectively, and $44,000 and $47,000 for the three and six months ended June 30, 2012, respectively.  Future expected amortization of deferred financing costs is $4,114,000. Subsequent to June 30, 2013, the Company has issued approximately an additional $10,300,000 in principal amount of these secured debentures.

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

Future contractual maturities of Renewable Secured Debentures at June 30, 2013 are as follows:

Years Ending December 31,
Six months ending December 31, 2013	$11,839,000
2014	15,272,000
2015	30,085,000
2016	16,359,000
2017	6,529,000
Thereafter	15,774,000
$95,858,000

The Company entered into an indenture effective October 19, 2011 with Holdings as obligor, GWG Life as guarantor, and Bank of Utah as trustee for the benefit of the debenture holders.  The indenture has certain financial and nonfinancial covenants.  The Company was in compliance with these covenants at June 30, 2013 and December 31, 2012.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(9)       Convertible, redeemable preferred stock

The Company began offering 3,333,333 shares of convertible redeemable preferred stock (Series A preferred stock) for sale to accredited investors in a private placement on July 31, 2011. The offering of Series A preferred stock concluded on September 2, 2012 and resulted in 3,278,000 shares being issued for gross consideration of $24,582,000. As of June 30, 2013, 121,000 shares have been issued as a result of conversion of $846,000 in dividends into shares of Series A preferred stock.  The Series A preferred stock was sold at an offering price of $7.50 per share. Series A preferred stock has a preferred yield of 10% per annum, and each share has the right to convert into 1.5 shares of the Company’s common stock. The Company may elect to automatically convert the Series A preferred stock to common stock as described below. Series A preferred shareholders also received three-year warrants to purchase, at an exercise price per share of $6.25, one share of common stock for every 20 shares of Series A preferred stock purchased.  The warrants are exercisable immediately. In the Certificate of Designations for the Series A preferred stock dated July 31, 2011, the Company has agreed to permit preferred shareholders to sell their shares back to the Company for the stated value of $7.50 per share, plus accrued dividends, according to the following schedule:

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

At the election of the Company, the Series A preferred shares may be automatically converted into the common stock of the Company in the event of either (1) a registered offering of the Company’s common stock with the SEC aggregating gross proceeds of at least $5.0 million at a price equal to or greater than $5.50 per share of common stock, or (2) the consent of shareholders holding at least a majority of the then-outstanding shares of Series A preferred stock. As of June 30, 2013, the Company had issued 3,400,000 preferred shares resulting in gross consideration of $25,437,000 (including cash proceeds, conversion of Series I Secured notes and accrued interest on Series I notes, and conversion of preferred dividends payable). In 2013, the Company redeemed 43,000 shares valued at $322,000 resulting in 3,357,000 shares outstanding with the gross value of $25,115,000. The Company incurred Series A preferred stock issuance costs of $2,838,000, of which $2,045,000 was amortized to additional paid in capital as of June 30, 2013, resulting in a carrying amount of $24,323,000.

The Company determined that the grant date fair value of the outstanding warrants attached to the Series A preferred stock was $395,000 for warrants issued through June 30, 2013. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share upon 30 days written notice to the investors at any time after (i) the Company has completed a registration of its common stock with the SEC and (ii) the volume of weighted average sale price per share of common stock equals or exceeds $7.00 per share for ten consecutive trading days ending on the third business day prior to proper notice of such redemption. Total warrants outstanding as of June 30, 2013, were 831,909 with a weighted average remaining life of 1.85 years. Total warrants outstanding at December 31, 2012, were 831,909 with a weighted average remaining life of 2.34 years.

Dividends on the Series A preferred stock may be paid in either cash or additional shares of Series A preferred stock at the election of the holder and approval of the Company. The dividends are reported as an expense and included in the caption interest expense in the consolidated statements of operations.

The Company declared and accrued dividends of $628,000 and $573,000 during the three months ended June 30, 2013 and 2012, respectively, and $1,263,000 and $990,000 during the six months ended June 30, 2013 and 2012, respectively, pursuant to a board resolution declaring the dividend.  25,000 and 20,000 shares of Series A preferred stock were issued in lieu of cash dividends in the three month periods ended June 30, 2013 and 2012, and 37,000 and 35,000 shares of Series A preferred stock were issued in lieu of cash dividends in the six month periods ended June 30, 2013 and 2012 respectively. The shares issued in lieu of cash dividends were issued at $7.00 per share.  As of June 30, 2013, Holdings has $628,000 of accrued preferred dividends which were paid or converted to shares of Series A preferred stock on July 15, 2013.

(10)       Income taxes

For the three and six months ended June 30, 2013, the Company recorded income tax expense of $1,802,000 and $2,368,000, or 50.6% and 56.5%, respectively, of income before taxes, compared to the recognition of an income tax expense of $610,000, or 66.9% for the three months ended June 30, 2012 and recognizing an income tax benefit of $530,000, or 22.3% for the six months ended June 30, 2012.  The primary differences between the Company’s June 30, 2013 effective tax rate and the statutory federal rate are the accrual of preferred stock dividend expense, state taxes, and other non-deductible expenses.

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

(11)     Earnings per share and proforma information

The Company began issuing Series A preferred stock September, 1, 2011, as described in note 9.  The Series A preferred stock is dilutive to the earnings per share calculation at June 30, 2013 and 2012.  The Company has also issued warrants to purchase common stock in conjunction with the sale of convertible preferred stock, as discussed in note 9.  The warrants are anti-dilutive at June 30, 2013 and 2012 and have not been included in the fully diluted earnings per share calculation.

(12)     Commitments

The Company entered into an office lease with U.S. Bank National Association as the landlord. The lease was effective April 22, 2012 with a term through August 31, 2015. The lease is for 8,881 square feet of office space located at 220 South Sixth Street, Minneapolis, Minnesota. The Company is obligated to pay base rent plus common area maintenance and a share of the building operating costs. Rent expenses under this and previous agreements were $98,000 and $73,000 during the six-month periods ended June 30, 2013 and 2012, respectively.  Rent expenses under this and previous agreements were $50,000 and $36,000 during the three-month periods ended June 30, 2013 and 2012, respectively.  Minimum lease payments under the lease agreement effective April 22, 2012 are as follows:

Six months ending December 31, 2013	$49,000
2014	104,000
2015	70,000
Total	$223,000

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

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The consolidating financial statements are presented in lieu of separate financial statements and other related disclosures of the subsidiary guarantors and issuer because management does not believe that separate financial statements and related disclosures would be material to investors. There are currently no significant restrictions on the ability of Holdings or GWG Life, the guarantor subsidiary, to obtain funds from its subsidiaries by dividend or loan, except as follows. DLP II is a borrower under a credit agreement with Autobahn, with DZ Bank AG as agent, as described in note 6. The significant majority of insurance policies owned by the Company are subject to a collateral arrangement with DZ Bank AG described in notes 3 and 6. Under this arrangement, collection and escrow accounts are used to fund premiums of the insurance policies and to pay interest and other charges under the revolving credit facility. DZ Bank AG and Autobahn must authorize all disbursements from these accounts, including any distributions to GWG Life. Distributions are limited to an amount that would result in the borrowers (GWG DLP Funding II, LLC, GWG Life Settlements, LLC, and GWG Holdings, Inc.) realizing an annualized rate of return on the equity funded amount for such assets of not more than 18%, as determined by DZ Bank AG. After such amount is reached, the credit agreement requires that excess funds be used for repayments of borrowings before any additional distributions may be made.

The following represents consolidating financial information as of June 30, 2013 and December 31, 2012, with respect to the financial position, and for the three and six months ended June 30, 2013 and 2012 with respect to results of operations and cash flows of Holdings and its subsidiaries. The parent column presents the financial information of Holdings, the primary obligor of the secured debentures. The guarantor subsidiary column presents the financial information of GWG Life, the guarantor subsidiary of the secured debentures, presenting its investment in DLP II and Trust under the equity method. The non-guarantor subsidiaries column presents the financial information of all non-guarantor subsidiaries including DLP II and Trust.

Condensed Consolidating Balance Sheets

June 30, 2013	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated

A S S E T S

Cash and cash equivalents	$36,989,169	$1,251,464	$-	$-	$38,240,633
Restricted cash	-	2,501,500	1,962,367	-	4,463,867
Investment in life settlements, at fair value	-	-	193,891,894	-	193,891,894
Other assets	263,555	328,363	6,449,976	-	7,041,894
Investment in subsidiaries	88,702,942	122,020,978	-	(210,723,920)	-

TOTAL ASSETS	$125,955,666	$126,102,305	$202,304,237	$(210,723,920)	$243,638,288

L I A B I L I T I E S & S T O C K H O L D E R S ' E Q U I T Y (D E F I C I T)

LIABILITIES
Revolving credit facility	$-	$-	$79,000,000	$-	$79,000,000
Series I Secured notes payable	-	34,505,914	-	-	34,505,914
Secured renewable debentures	93,684,735	-	-		93,684,735
Interest payable	2,577,524	2,686,747	506,792	-	5,771,063
Accounts payable and accrued expenses	659,559	206,702	776,467	-	1,642,728
Deferred taxes, net	7,868,201	-	-	-	7,868,201
TOTAL LIABILITIES	104,790,019	37,399,363	80,283,259	-	222,472,641

CONVERTIBLE, REDEEMABLE PREFERRED STOCK	24,322,651	-	-	-	24,322,651

EQUITY (DEFICIT)
Member capital	-	88,702,942	122,020,978	(210,723,920)	-
Common stock	9,124	-	-	-	9,124
Additional paid-in capital	3,253,670	-	-	-	3,253,670
Accumulated deficit	(6,419,798)	-	-	-	(6,419,798)
TOTAL EQUITY (DEFICIT)	(3,157,004)	88,702,942	122,020,978	(210,723,920)	(3,157,004)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$125,955,666	$126,102,305	$202,304,237	$(210,723,920)	$243,638,288

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Balance Sheets (continued)

December 31, 2012	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated

A S S E T S

Cash and cash equivalents	$25,035,579	$2,461,465	$-	$-	$27,497,044
Restricted cash	-	1,748,700	344,392		2,093,092
Investment in life settlements, at fair value	-	-	164,317,183	-	164,317,183
Other assets	96,994	211,592	3,732,130	-	4,040,716
Investment in subsidiaries	60,608,585	96,914,613	-	(157,523,198)	-

TOTAL ASSETS	$85,741,158	$101,336,370	$168,393,705	$(157,523,198)	$197,948,035

L I A B I L I T I E S & S T O C K H O L D E R S ' E Q U I T Y (D E F I C I T)

LIABILITIES
Revolving credit facility	$-	$-	$71,000,000	$-	$71,000,000
Series I Secured notes payable	-	37,844,711	-	-	37,844,711
Secured renewable debentures	55,718,950	-	-		55,718,950
Interest payable	905,017	2,444,097	128,206	-	3,477,320
Accounts payable and accrued expenses	971,695	490,497	302,366	-	1,761,558
Deferred taxes, net	5,501,407	-	-	-	5,501,407
TOTAL LIABILITIES	63,097,069	40,776,305	71,430,572	-	175,303,946

CONVERTIBLE, REDEEMABLE PREFERRED STOCK	23,905,878	-	-	-	23,905,878

EQUITY (DEFICIT)
Member capital	-	60,560,065	96,963,133	(157,523,198)	-
Common stock	9,989	-	-	-	9,989
Additional paid-in capital	6,971,844	-	-	-	6,971,844
Accumulated deficit	(8,243,622)	-	-	-	(8,243,622)
TOTAL EQUITY (DEFICIT)	(1,261,789)	60,560,065	96,963,133	(157,523,198)	(1,261,789)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$85,741,158	$101,336,370	$168,393,705	$(157,523,198)	$197,948,035

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Operations

For the six months ended June 30, 2013	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Contract servicing fees	$-	$1,814,202	$-	$(1,814,202)	$-
Gain on life settlements, net	-	-	16,073,601	-	16,073,601
Interest and other income	3,267,454	977,855	37,620	(840,935)	3,441,994

TOTAL REVENUE	3,267,454	2,792,057	16,111,221	(2,655,137)	19,515,595

EXPENSES
Origination and servicing fees	-	-	1,814,202	(1,814,202)	-
Employee compensation and benefits	2,213,056	788,287	-	-	3,001,343
Legal and professional fees	672,317	116,883	-	-	789,200
Interest expense	4,976,599	1,849,861	2,582,697	-	9,409,157
Other expenses	1,283,269	816,009	865,934	(840,935)	2,124,277

TOTAL EXPENSES	9,145,241	3,571,040	5,262,833	(2,655,137)	15,323,977

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(5,877,787)	(778,983)	10,848,388	-	4,191,618

EQUITY IN INCOME OF SUBSIDIARIES	10,069,405	10,896,907	10,848,388	(20,966,312)	-

INCOME BEFORE INCOME TAXES	4,191,618	10,117,924	10,848,388	(20,966,312)	4,191,618

INCOME TAX EXPENSE	2,367,794	-	-	-	2,367,794
NET INCOME	$1,823,824	$10,117,924	$10,848,388	$(20,966,312)	$1,823,824

For the six months ended June 30, 2012	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Contract servicing fees	$-	$438,250	$-	$(438,250)	$-
Gain on life settlements, net	-	229,277	5,239,969	-	5,469,246
Interest and other income	3,049	3,192	42,653	-	48,894

TOTAL REVENUE	3,049	670,719	5,282,622	(438,250)	5,518,140

EXPENSES
Origination and servicing fees	-	(6,500)	444,750	(438,250)	-
Employee compensation and benefits	-	1,117,084	-	-	1,117,084
Legal and professional fees	655,600	45,803	-	-	701,403
Interest expense	1,268,211	2,696,548	853,232	-	4,817,991
Other expenses	534,100	703,552	25,000	-	1,262,652

TOTAL EXPENSES	2,457,911	4,556,487	1,322,982	(438,250)	7,899,130

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(2,454,862)	(3,885,768)	3,959,640	-	(2,380,990)

EQUITY IN INCOME OF SUBSIDIARIES	73,872	4,017,864	-	(4,091,736)	-

INCOME BEFORE INCOME TAXES	(2,380,990)	132,096	3,959,640	(4,091,736)	(2,380,990)

INCOME TAX BENEFIT	(529,860)	-	-	-	(529,860)
NET INCOME (LOSS)	$(1,851,130)	$132,096	$3,959,640	$(4,091,736)	$(1,851,130)

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Operations (continued)

For the three months ended June 30, 2013	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Contract servicing fees	$-	$536,100	$-	$(536,100)	$-
Gain on life settlements, net	-	-	7,733,245	-	7,733,245
Interest and other income	3,259,362	841,286	14,610	(840,935)	3,274,323

TOTAL REVENUE	3,259,362	1,377,386	7,747,855	(1,377,035)	11,007,568

EXPENSES
Origination and servicing fees	-	-	536,100	(536,100)	-
Employee compensation and benefits	666,354	397,569	-	-	1,063,923
Legal and professional fees	272,794	79,116	-	-	351,910
Interest expense	2,655,430	942,686	1,343,826	-	4,941,942
Other expenses	649,112	429,520	853,435	(840,935)	1,091,132

TOTAL EXPENSES	4,243,690	1,848,891	2,733,361	(1,377,035)	7,448,907

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(984,328)	(471,505)	5,014,494	-	3,558,661

EQUITY IN INCOME OF SUBSIDIARIES	4,543,289	5,014,494	-	(9,557,783)	-

INCOME BEFORE INCOME TAXES	3,558,961	4,542,989	5,014,494	(9,557,783)	3,558,661

INCOME TAX EXPENSE (BENEFIT)	1,802,271	(300)	-	-	1,801,971
NET INCOME	$1,756,690	$4,543,289	$5,014,494	$(9,557,783)	$1,756,690

For the three months ended June 30, 2012	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Contract servicing fees	$-	$290,050	$-	$(290,050)	$-
Gain on life settlements, net	-	79,307	4,788,171	-	4,867,478
Interest and other income	2,745	2,237	42,581	-	47,563

TOTAL REVENUE	2,745	371,594	4,830,752	(290,050)	4,915,041

EXPENSES
Origination and servicing fees	-	-	290,050	(290,050)	-
Employee compensation and benefits	-	583,338	-	-	583,338
Legal and professional fees	364,698	(27,519)	-	-	337,179
Interest expense	814,038	1,140,239	425,301	-	2,379,578
Other expenses	387,691	303,468	12,500	-	703,659

TOTAL EXPENSES	1,566,427	1,999,526	727,851	(290,050)	4,003,754

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(1,563,682)	(1,627,932)	4,102,901	-	911,287

EQUITY IN INCOME OF SUBSIDIARIES	2,474,969	4,132,013	-	(6,606,982)	-

INCOME BEFORE INCOME TAXES	911,287	2,504,081	4,102,901	(6,606,982)	911,287

INCOME TAX EXPENSE	609,588	-	-	-	609,588
NET INCOME	$301,699	$2,504,081	$4,102,901	$(6,606,982)	$301,699

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2013	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,823,824	$10,117,924	$10,848,388	$(20,966,312)	$1,823,824
Adjustments to reconcile net income to cash:
Equity income of subsidiaries	(982,826)	(867,920)	-	1,850,746	-
Gain on life settlements	-	-	(18,943,905)	-	(18,943,905)
Amortization of deferred financing and issuance costs	737,959	434,431	758,490	-	1,930,880
Deferred income taxes	2,366,794	-	-	-	2,366,794
Preferred stock issued for dividends	261,937	-	-	-	261,937
(Increase) decrease in operating assets:
Other assets	(27,278,091)	(24,355,215)	(3,330,802)	51,349,976	(3,614,132)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued expenses	1,485,107	119,503	90,187	-	1,694,797
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(21,585,296)	(14,551,277)	(10,577,642)	32,234,410	(14,479,805)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	-	-	(12,885,993)	-	(12,885,993)
Proceeds from settlement of life settlements	-	-	2,872,152	-	2,872,152
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(10,013,841)	-	(10,013,841)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from revolving credit facility	-	-	8,000,000	-	8,000,000
Payments for redemption of Series I Secured notes payable	-	(3,930,876)	-	-	(3,930,876)
Proceeds from issuance of debentures	42,439,661	-	-	-	42,439,661
Payments from issuance and redemption of debentures	(5,336,571)	-	-	-	(5,336,571)
Payments from restricted cash	-	(752,800)	(1,617,975)	-	(2,370,775)
Issuance of member capital	-	18,024,952	14,209,458	(32,234,410)	-
Repurchase of common stock	(3,252,400)	-	-	-	(3,252,400)
Payments for redemption of preferred stock	(311,804)	-	-	-	(311,804)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	33,538,886	13,341,276	20,591,483	(32,234,410)	35,237,235

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,953,590	(1,210,001)	-	-	10,743,589

CASH AND CASH EQUIVALENTS
BEGINNING OF THE PERIOD	25,035,579	2,461,465	-	-	27,497,044

END OF THE PERIOD	$36,989,169	$1,251,464	$-	$-	$38,240,633

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidating Statements of Cash Flows (continued)

For the six months ended June 30, 2012	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(1,851,130)	$132,096	$3,949,640	$(4,091,736)	$(1,851,130)
Adjustments to reconcile net income to cash:
Equity income of subsidiaries	(8,985,743)	(238,602)	5,132,609	4,091,736	-
(Gain) loss on life settlements	-	999,677	(11,989,926)	-	(10,990,249)
Amortization of deferred financing and issuance costs	46,622	746,387	116,448	-	909,457
Deferred income taxes	(529,860)	-	-	-	(529,860)
Preferred stock issued for dividends	421,010	-	-	-	421,010
(Increase) decrease in operating assets:
Other assets	(13,027)	1,217,186	(146,874)	-	1,057,285
Increase (decrease) in operating liabilities:
Accounts payable and other accrued expenses	606,991	39,087	13,056	-	659,134
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(10,305,137)	2,895,831	(2,915,047)	-	(10,324,353)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	-	-	(2,622,030)	-	(2,622,030)
Proceeds from settlement of life settlements	-	-	416,665	-	416,665
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(2,205,365)	-	(2,205,365)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from revolving credit facility	-	-	6,000,000	-	6,000,000
Proceeds from issuance of Series I Secured notes payable	-	50,000	-	-	50,000
Payments for redemption of Series I Secured notes payable	-	(3,468,957)	-	-	(3,468,957)
Proceeds from issuance of debentures	15,757,086	-	-	-	15,757,086
Payments from issuance of debentures	(712,587)	-	-	-	(712,587)
Proceeds (payments) from restricted cash	-	822,227	(879,588)	-	(57,361)
Proceeds from issuance of preferred stock	5,787,375	-	-	-	5,787,375
Payments for redemption of preferred stock	(1,609,362)	-	-	-	(1,609,362)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	19,222,512	(2,569,730)	5,120,412	-	21,746,194

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,917,375	299,101	-	-	9,216,476

CASH AND CASH EQUIVALENTS
BEGINNING OF THE PERIOD	1,746,456	131,893	-	-	1,878,349

END OF THE PERIOD	$10,663,831	$430,994	$-	$-	$11,094,825

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidating Statements of Cash Flows (continued)

For the three months ended June 30, 2013	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,756,690	$4,543,289	$5,014,494	$(9,557,783)	$1,756,690
Adjustments to reconcile net income to cash:
Equity income of subsidiaries	4,543,289	5,014,494	-	(9,557,783)	-
(Gain) loss on life settlements	-	-	(7,449,180)	-	(7,449,180)
Amortization of deferred financing and issuance costs	344,482	161,926	330,725	-	837,133
Deferred income taxes	1,802,920	-	-	-	1,802,920
Preferred stock issued for dividends	178,235	-	-	-	178,235
(Increase) decrease in operating assets:
Other assets	(13,002,552)	(13,654,889)	(4,000,000)	26,493,437	(4,164,004)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued expenses	639,763	(12,024)	(225,000)	-	402,739
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(3,737,173)	(3,947,204)	(6,328,961)	7,377,871	(6,635,467)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	-	-	(2,972,944)	-	(2,972,944)
Proceeds from settlement of life settlements	-	-	1,382,152	-	1,382,152
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(1,590,792)	-	(1,590,792)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for redemption of Series I Secured notes payable	-	(2,423,052)	-	-	(2,423,052)
Proceeds from issuance of debentures	18,588,867	-	-	-	18,588,867
Payments from issuance and redemption of debentures	(3,033,303)	-	-	-	(3,033,303)
Proceeds (payments) from restricted cash	-	(2,222,476)	4,382,809	-	2,160,333
Issuance of member capital	-	3,840,927	3,536,944	(7,377,871)	-
Repurchase of common stock	(3,252,400)	-	-	-	(3,252,400)
Payments for redemption of preferred stock	(125,135)	-	-	-	(125,135)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	12,178,029	(804,601)	7,919,753	(7,377,871)	11,915,310

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,440,856	(4,751,805)	-	-	3,689,051

CASH AND CASH EQUIVALENTS
BEGINNING OF THE PERIOD	28,548,313	6,003,269	-	-	34,551,582

END OF THE PERIOD	$36,989,169	$1,251,464	$-	$-	$38,240,633

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidating Statements of Cash Flows (continued)

For the three months ended June 30, 2012	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$301,699	$2,504,081	$4,102,901	$(6,606,982)	$301,699
Adjustments to reconcile net income to cash:
Equity income of subsidiaries	(7,602,533)	(352,750)	1,348,301	6,606,982	-
Gain on life settlements	-	(66,551)	(4,509,390)	-	(4,575,941)
Amortization of deferred financing and issuance costs	46,622	237,451	58,224	-	342,297
Deferred income taxes	609,588	-	-	-	609,588
Preferred stock issued for dividends	294,935	-	-	-	294,935
(Increase) decrease in operating assets:
Other assets	(42,969)	(95,216)	(159,875)	-	(298,060)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued expenses	152,299	(44,990)	(5,857)	-	101,452
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(6,240,359)	2,182,025	(834,304)	-	(3,224,030)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	-	-	(1,468,770)	-	(1,468,770)
Proceeds from settlement of life settlements	-	-	416,665	-	416,665
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(1,052,105)	-	(1,052,105)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from revolving credit facility	-	-	3,500,000	-	3.500,000
Proceeds from issuance of Series I Secured notes payable	-	-	-	-	-
Payments for redemption of Series I Secured notes payable	-	(1,918,420)	-	-	(1,918,420)
Proceeds from issuance of debentures	12,695,213	-	-	-	12,695,213
Payments from issuance of debentures	(712,587)	-	-	-	(712,587)
Payments from redemption of debentures	-	-	-	-	-
Payments from restricted cash	-	-	(3,282,199)	-	(3,282,199)
Proceeds from issuance of preferred stock	1,350,910	-	-	-	1,350,910
Payments for redemption of preferred stock	(810,722)	-	-	-	(810,722)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	12,522,814	(1,918,420)	217,801	-	10,822,195

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,282,455	263,605	-	-	6,546,060

CASH AND CASH EQUIVALENTS
BEGINNING OF THE PERIOD	4,381,376	167,389	-	-	4,548,765

END OF THE PERIOD	$10,663,831	$430,994	$-	$-	$11,094,825

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(15)     Concentrations

GWG purchases life insurance policies written by life insurance companies having investment grade ratings by independent rating agencies.  As a result, there may be certain concentrations of contracts with life insurance companies.  The following summarizes the face value of insurance contracts with specific life insurance companies exceeding 10% of the total face value held by the Company.

	June 30, 2013	December 31, 2012
Life insurance company	%	%

Company A	15.18	16.96
Company B	12.14	13.80
Company C	10.33	11.36

The following summarizes the number of insurance contracts held in specific states exceeding 10% of the total face value held by the Company:

	June 30, 2013	December 31, 2012
State of residence	%	%

California	29.88	28.44
Florida	12.45	11.85
New York	12.03	13.27

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

In the first six months of 2013, we recognized $7,728,000 of revenue from the receipt of $10,600,000 in policy benefits.  In addition, we recognized revenue from the change in fair value of our life insurance policies, net of premiums and carrying costs, of $8,346,000.  Interest expense, including amortization of the deferred financing costs and preferred stock dividends, was $9,409,000 for the six months ended June 30, 2013, and selling, general and administrative expenses for the six months ended June 30, 2013 were $5,915,000.  Income tax expense for the six months ended June 30, 2013 was $2,368,000.  Our net income for the six months ended June 30, 2013 was $1,824,000.

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

The table below provides the discount rate used to estimate the fair value of the life insurance policies for the period ending:

June 30, 2013	December 31, 2012
11.84%	12.08%

The change in the discount rate incorporates current information about market interest rates, the credit exposure to the issuing insurance companies and our estimate of the risk premium an investor would require to receive the future cash flows derived from our portfolio of life insurance policies.

We engaged a third party, Model Actuarial Pricing Systems (MAPS), to prepare a third-party valuation of our life settlement portfolio. MAPS owns and maintains the portfolio pricing software used by the Company. MAPS processed policy data, future premium data, life expectancy data, and other actuarial information supplied by the Company to calculate a net present value for our portfolio using the specified discount rate of 11.84%. MAPS independently calculated the net present value of our portfolio of 241 policies to be $193,892,000, which is the same fair value estimate used by the Company on the balance sheet as of June 30, 2013, and furnished us with a letter documenting its calculation. A copy of such letter is filed as Exhibit 99.1 to this report.

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

The Company has also provided a valuation allowance against the deferred tax asset related to a tax basis capital loss generated with respect to its settlement and subsequent disposal of its investment in Athena Structured Funds.  As there is no expectation of the Company generating capital gains within the applicable carry-forward period, the Company does not believe that it is more likely than not that the deferred asset will be realized.

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

Results of Operations — Three and Six Months Ended June 30, 2013 Compared to the Same Periods in 2012

The following is our analysis of the results of operations for the periods indicated below.  This analysis should be read in conjunction with our consolidated financial statements and related notes.

Revenue. Revenue recognized from the receipt of policy benefits was $5,218,000 and $7,728,000 during the three and six months ended June 30, 2013. Revenue recognized from the receipt of policy benefits was $4,083,000 during the three and six months ended June 30, 2012.  Revenue recognized from the change in fair value of our life insurance policies, net of premiums and carrying costs, was $2,515,000 and $8,346,000 for the three and six month ended June 30, 2013 and $784,000 and 1,386,000 for the three and six months ended June 30, 2012.  During the six-month period ended June 30, 2013, we purchased a higher volume of life insurance policies than we did during the same period in 2012. The change in fair value related to new policies acquired during the three and six month periods ended June 30, 2013 was $2,471,000 and $8,770,000 respectively, and $1,100,000 and $1,414,000 for those acquired during the three and six month periods ended June 30, 2012, respectively.  In each case, the increases in fair value were due to changes in the discount rates we use to calculate the net present value of cash flows expected from our portfolio of life insurance policies, change in fair value of policies acquired during the period, and aging of the policies. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the portfolio would require. The discount rate used to estimate the fair value of the life insurance policies we own was 11.84% as of June 30, 2013, compared to 12.08% for the same date in 2012. The decrease in discount rate was due to an increase in the size and diversity of policies held in our portfolio of life insurance policies that resulted in lower risk premium to a potential buyer of the portfolio in its entirety. The carrying value of policies acquired during each quarterly reporting period are adjusted to their current value using the fair value discount rate applied to the portfolio as of that reporting date.

Expenses. Interest expense, including amortization of the deferred financing costs, was $4,942,000 for the second quarter of 2013 and $9,409,000 for the six months ended June 30, 2013, $2,380,000 for the second quarter of 2012 and $4,818,000 for the six months ended June 30, 2012. Year-to-date interest expense for the first six months of 2013 has increased $4,591,000 compared to the same period in 2012. The increase in interest expense was due to increased average debt outstanding, increased Series A preferred stock, and higher interest rate associated with the revolving line of credit.  Selling, general, and administrative expenses were $2,507,000, and $1,624,000 for the second quarter of 2013 and 2012, respectively, and $5,915,000 and $3,081,000 for the six months ended June 30, 2013 and 2012, respectively.  This represents an increase of $2,834,000 in selling, general, and administrative expenses during the first six months of 2013 compared to the same period of 2012.  The increase is mostly due to employee expenses and benefits as well as higher sales and marketing costs associated with raising funds through renewable secured debentures.

Income Tax Expense. For the three and six months ended June 30, 2013, the Company recorded income tax expense of $1,802,000, or 50.6% of income before taxes, and $2,368,000 or 56.5% of income before taxes, compared to income tax expense of $610,000 or 66.9% of income before taxes for the three month ended June 30, 2012 and income tax benefit of $530,000, or 22.3% for the six months ended June 30, 2012.  The primary differences between the Company’s June 30, 2013 effective tax rate and the statutory federal rate are the accrual of preferred stock dividend expense, state taxes, and other non-deductible expenses.  Excluding the impact of the dividends and other permanent differences, the effective tax rate for the three months ended June 30, 2013 would have been 40.5%.

The most significant temporary differences between GAAP net income and taxable net income are the treatment of interest costs with respect to the acquisition of the life insurance policies and revenue recognition with respect to the mark-to-market of life insurance portfolio.

Liquidity and Capital Resources

We finance our business through a combination of policy benefit revenues, origination fees, equity offerings, debt offerings, and a credit facility. We have used our debt offerings and credit facility primarily for a combination of policy acquisition, policy servicing and portfolio related financing expenditures. We charge an intercompany origination fee in the amount of one to four percent of the face value of a life insurance policy’s benefit when we acquire the related life insurance policy.  The origination fee we charge is included in the total purchase price we pay for a life insurance policy for purposes of our valuation and expected internal rate of return calculations, but is not netted against the purchase price we pay to a seller of an insurance policy. We generated cash flows of $536,000 and $290,000 from origination fees during the three months ended June 30, 2013 and 2012 respectively, and $1,814,000 and $438,000 during the six months ended June 30, 2013 and 2012 respectively.  The higher amount in 2013 was due to a higher volume of purchases of life insurance policies compared to that in the same period of 2012.  Profit from intra-company origination fees for life insurance policies retained by the Company is eliminated from our consolidated statements of operations. As such, the origination fees collected under our life insurance policy financing arrangements are reflected in our consolidated statements of cash flows as cash flows from financing activities as they are paid in the form of borrowings used to finance the acquisition. Our revolving bank line allows GWG DLP Funding II to borrow the funds necessary to pay origination fees to GWG Life Settlements, LLC.  Our borrowing agreements allow us to use net proceeds of the Renewable Secured Debentures for policy acquisition, which includes origination fees. If the policy acquisition is not financed, no fees are included in the consolidated cash flows.  See “—Cash Flows” below for further information. We determine the purchase price of life insurance policies in accordance with ASC 325-30, Investments in Insurance Contracts, using the fair value method. Under the fair value method, the initial investment is recorded at the transaction price.  Since the origination fees are paid from a wholly owned subsidiary to the parent company, these fees are not included in the transaction price for our consolidated financial statements. For further discussion on our accounting policies for life settlements, please refer to note 1 to our consolidated financial statements.

As of June 30, 2013, we had approximately $39.0 million in combined available cash and available borrowing base surplus capacity under our revolving credit facility for the purpose of paying premiums on existing policies, paying portfolio servicing expenses, and paying principal and interest on our outstanding financing obligations.

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

In June 2011, we registered a $250.0 million debt offering of our Renewable Secured Debentures with the SEC, which registration became effective on January 31, 2012. As of June 30, 2013, we had received $97.8 million in subscriptions for our Renewable Secured Debentures, including $1.9 million of subscriptions in process.

Additionally, our wholly owned subsidiary, GWG Life Settlements, LLC, or GWG Life, issued Series I Securred notes beginning in November 2009 on a private placement basis to accredited investors only. As of June 30, 2013, we had approximately $35.3 million in principal amount of Series I Secured notes outstanding.  This offering was closed in November 2011.

The weighted-average interest rate of our outstanding Series I Secured notes as of June 30, 2013 was 8.27% and the weighted-average maturity at that date was 2.61 years.  The Series I Secured notes have renewal features.  Since we first issued our Series I Secured notes, we have experienced $98,592,000 in maturities, of which $76,849,000 has renewed for an additional term as of June 30, 2013. This has provided us with an aggregate renewal rate of approximately 78% for investments in our subsidiary secured notes. Future contractual maturities of Series I Secured notes payable at June 30, 2013 are as follows:

Years Ending December 31,
Six months ending December 31, 2013	$9,358,000
2014	12,561,000
2015	6,675,000
2016	1,802,000
2017	4,085,000
Thereafter	818,000
$35,299,000

The weighted-average interest rate of our outstanding Renewable Secured Debentures as of June 30, 2013 was 7.58% and the weighted-average maturity at that date was 3.92 years.  Our Renewable Secured Debentures have renewal features.  Since we first issued our Renewable Secured Debentures, we have experienced $10,557,000 in maturities, of which $7,336,000 has renewed for an additional term as of June 30, 2013.  This has provided us with an aggregate renewal rate of approximately 69% for investments in our Renewable Secured Debentures. Future contractual maturities of Renewable Secured Debentures at June 30, 2013 are as follows:

Years Ending December 31,
Six months ending December 31, 2013	$11,839,000
2014	15,272,000
2015	30,085,000
2016	16,359,000
2017	6,529,000
Thereafter	15,774,000
$95,858,000

The Renewable Secured Debentures and Series I Secured notes are secured by all our assets, and are subordinate to our revolving credit facility with Autobahn/DZ Bank.  The Renewable Secured Debentures and Series I Secured notes are pari passu with respect to our assets pursuant to an inter-creditor agreement (see notes 7 and 8 to our consolidated financial statements).

We maintain a $100 million revolving credit facility with Autobahn/DZ Bank through our wholly owned subsidiary GWG DLP Funding II, or DLP Funding II. As of June 30, 2013, we had $79.0 million outstanding under the revolving credit facility and maintained an available borrowing base surplus of $0.7 million (see note 6 to our consolidated financial statements).

We expect to meet our ongoing operational capital needs through a combination of policy benefit revenues, origination fees, and proceeds from financing transactions. We expect to meet our policy acquisition, servicing, and financing capital needs principally from the receipt of policy benefit revenues from our portfolio of life insurance policies, net proceeds from our offering of Renewable Secured Debentures, and from our revolving credit facility. Because we only receive origination fees when we purchase a policy, our receipt of those fees is contingent upon our consummation of policy purchases, which is, in turn, contingent upon our receipt of external funding. Despite recent adverse capital market conditions, including a prolonged credit crisis, we have demonstrated continued access to credit and financing markets.  Furthermore, we expect to begin receiving insurance benefit payments on our portfolio of life insurance policies as the average age of the insureds increase and mortality events occur over time—which we expect to begin more significantly in 2015 and steadily increasing until 2018. As a result of the foregoing, we estimate that our liquidity and capital resources are sufficient for our current and projected financial needs. Nevertheless, if we are unable to continue our offering of Renewable Secured Debentures for any reason, and we are unable to obtain capital from other sources, we expect that our business would be materially and adversely affected. In addition, our business would be materially and adversely affected if we did not receive the policy benefits we forecast and if holders of our Renewable Secured Debentures or Series I Secured notes failed to renew with the frequency we have historically experienced. In such a case, we could be forced to sell our investments in life insurance policies, in order to service or satisfy our debt-related obligations and continue to pay policy premiums.

Capital expenditures have historically not been material and we do not anticipate making material capital expenditures in 2013 or beyond.

Debt Financings Summary

We had the following outstanding debt balances as of June 30, 2013:

Issuer/Borrower	Principal Amount Outstanding	Weighted Average Interest Rate
GWG Holdings, Inc. - Renewable Secured Debentures	$95,858,000	7.58%
GWG Life Settlements, LLC -Series I Notes, secured	35,299,000	8.27%
GWG DLP Funding II, LLC - Revolving credit facility	79,000,000	6.25%
Total	$210,157,000	7.20%

Our total revolving credit facility and other indebtedness balance as of June 30, 2013 was $210,157,000. The total outstanding face amount under our Series I Secured notes outstanding at June 30, 2013 was $35,299,000, less unamortized selling costs of $793,000, resulting in a carrying amount of $34,506,000.  The total outstanding face amount of Renewable Secured Debentures outstanding at June 30, 2013 was $95,858,000 plus $1,940,000 of subscriptions in process, less unamortized selling costs of $4,113,000, resulting in a carrying amount of $93,685,000.  The total outstanding under our revolving credit facility at June 30, 2013 was $79,000,000. The fair value of our investments in life insurance assets of $193,892,000 plus our cash balance of $38,240,000 and our restricted cash balance of $4,464,000, totaled $236,596,000, representing an excess of life insurance assets over secured indebtedness of $26,439,000 at June 30, 2013. The Renewable Secured Debentures and Series I Secured notes are secured by all our assets and are structurally subordinate to our ownership of DLP Funding II, and the revolving credit facility with Autobahn/DZ Bank.  The Renewable Secured Debentures and Series I Secured notes are pari passu with respect to shared collateral pursuant to an inter-creditor agreement.

The following forward-looking table seeks to illustrate the impact of the sale of our portfolio of life insurance assets at various discount rates in order to satisfy our debt obligations as of June 30, 2013.  In all cases, the sale of the life insurance assets owned by DLP Funding II will be used to satisfy all amounts owing under the revolving credit facility with Autobahn/ DZ Bank.  The net sale proceeds remaining after satisfying all obligations under the revolving credit facility would be applied to Renewable Secured Debentures and Series I Secured Notes on a pari passu basis.

As of June 30, 2013
Portfolio Discount Rate	11%	12%	13%	14%	15%

Value of portfolio	$203,065,367	$192,218,326	$182,255,258	$173,084,553	$164,625,845
Cash and cash equivalents	42,704,500	42,704,500	42,704,500	42,704,500	42,704,500
Total assets	245,769,867	234,922,826	224,959,758	215,789,053	207,330,345
Revolving credit facility Autobahn/DZ Bank	79,000,000	79,000,000	79,000,000	79,000,000	79,000,000
Net after revolving credit facility	166,769,867	155,922,826	145,959,758	136,789,053	128,330,345
Series I Secured notes and Renewable Secured Debentures	131,157,025	131,157,025	131,157,025	131,157,025	131,157,025
Net after Series I Secured notes and Renewable Secured Debentures	35,612,842	24,765,801	14,802,733	5,632,028	(2,827,430)
Impairment to Series I Secured notes and Renewable Secured Debentures	No impairment	No impairment	No impairment	No impairment	Impairment

The table illustrates that our ability to fully satisfy amounts owing under the Renewable Secured Debentures and Series I Secured Notes would likely be impaired upon the sale of all our life insurance assets at a price equivalent to a discount rate of approximately 14.66% or higher.  The discount rates used to calculate the fair value of our portfolio for mark-to-market accounting were 11.84% as of June 30, 2013, and 12.08% as of December 31, 2012.  The table does not include any allowance for transactional fees and expenses associated with a portfolio sale (which expenses and fees could be substantial), and is provided to demonstrate how various discount rates used to value our portfolio could affect our ability to satisfy amounts owing under our debt obligations (including the debentures), in light of our senior secured lender’s right to priority payments. You should read the above table in conjunction with the information contained in other sections of this report. This discussion and analysis is based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The forward-looking presentation above is subject to numerous risks and uncertainties.  Our actual results could differ materially from those suggested or implied by the above table.  Please see the caption “Risk Relating to Forward-Looking Statements” above.

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

Year	Premiums and Servicing
Six months ending December 31, 2013	$10,561,000
2014	21,495,000
2015	23,275,000
2016	25,511,000
2017	28,046,000
Total	$108,888,000

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

Six months ending December 31, 2013	$49,000
2014	$104,000
2015	$70,000
Total	$223,000

Credit Risk

We review the credit risk associated with our portfolio of life insurance policies when estimating its fair value. In evaluating the policies’ credit risk we consider insurance company solvency, credit risk indicators, economic conditions, ongoing credit evaluations, and company positions. We attempt to manage our credit risk related to life insurance policies typically by purchasing policies issued only from companies with an investment grade credit rating by either Standard & Poor’s, Moody’s, or A.M. Best Company.  As of June 30, 2013, 99.04% of our life insurance policies, by face value benefits, were issued by companies that maintained an investment grade rating (BBB- or better) by Standard & Poor’s.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
GAAP net income (loss)	$1,757,000	$302,000	$1,824,000	$(1,851,000)
Unrealized fair value gain (1)	(7,449,000)	(4,576,000)	(18,944,000)	(9,367,000)
Adjusted cost basis increase (2)	8,641,000	5,540,000	18,897,000	11,309,000
Accrual of unrealized actuarial gain (3)	5,165,000	3,783,000	10,198,000	7,839,000
Total adjusted non-GAAP income (4)	$8,114,000	$5,049,000	$11,975,000	$7,930,000

(1)	Reversal of unrealized fair value gain of life insurance policies for current period.
(2)	Adjusted cost basis is increased to include those acquisition and servicing expenses which are not capitalized by GAAP.
(3)	Accrual of actuarial gain at expected internal rate of return based on investment cost basis for the period.
(4)	We must maintain an annual positive consolidated net income, calculated on a non-GAAP basis, to maintain compliance with our revolving credit facility with DZ Bank/Autobahn.

Below is a full non-GAAP statement of operations in the form that we prepare and use internally to assess our performance, and that we provide to Autobahn/DZ Bank in satisfaction of certain covenants under our revolving credit facility.

Non-GAAP statement of operations:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Income
Investments in life settlement contracts (Unrealized)	$5,165,000	$3,783,000	10,198,000	7,839,000
Investments in life settlement contracts (Realized)	5,218,000	4,083,000	7,728,000	4,083,000
Origination fees and other income	3,265,000	337,000	4,711,000	487,000
Total Income	13,648,000	8,203,000	22,637,000	12,409,000

Expenses
Operations	1,873,000	2,144,000	5,915,000	4,100,000
Facility, Series I secured notes and renewable secured debentures marketing and deferred financing costs	1,859,000	400,000	2,379,000	909,000
Total Expenses	3,732,000	2,544,000	8,294,000	5,009,000
Net income before tax	9,916,000	5,659,000	14,343,000	7,400,000

Income tax expense (benefit)	1,802,000	610,000	2,368,000	(530,000)

Net Income	8,114,000	5,049,000	11,975,000	7,930,000

Income per share
Basic and diluted	$0.81	$0.51	$1.25	$0.79
Fully diluted assuming conversion of preferred stock	$0.54	$0.51	$0.82	$0.79

Weighted average shares outstanding
Basic and diluted	9,969,989	9,989,000	9,548,205	9,989,000
Fully diluted assuming conversion of preferred stock	15,022,198	9,989,000	14,580,506	9,989,000

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

	As of June 30, 2013	As of December 31, 2012
GAAP net worth (1)	$21,166,000	$22,644,000
Less intangible assets	(6,033,000)	(3,650,000)
GAAP tangible net worth	15,133,000	18,994,000
Unrealized fair value gain (2)	(94,350,000)	(75,406,000)
Adjusted cost basis increase (3)	85,408,000	67,123,000
Accrual of unrealized actuarial gain (4)	38,042,000	27,845,000
Total adjusted non-GAAP tangible net worth (5)	$44,233,000	$38,556,000

(1)	Includes termination of redeemable member’s interest prior to corporate conversion and preferred stock classified as temporary equity.
(2)	Reversal of cumulative unrealized fair value gain or loss of life insurance policies.
(3)	Adjusted cost basis is increased by acquisition and servicing expenses which are not capitalized under GAAP.
(4)	Accrual of cumulative actuarial gain at expected internal rate of return based on investment cost basis.
(5)	We must maintain a total adjusted non-GAAP tangible net worth of $15 million to maintain compliance with our revolving credit facility with DZ Bank/Autobahn.

Excess Spread. Our revolving credit facility requires us to maintain a 2.00% “excess spread” between our weighted-average expected internal rate of return of our portfolio of life insurance policies and the credit facility’s interest rate. A presentation of our excess spread and our total excess spread is set forth below. Management uses the “total excess spread” to gauge expected profitability of our investments, and uses the “excess spread” to monitor compliance with our borrowing.

	As of June 30, 2013	As of December 31, 2012
Weighted-average expected IRR (1)	12.54%	12.84%
Weighted-average revolving credit facility interest rate (2)	6.27%	2.02%
Excess spread (3)	6.27%	10.82%
Total weighted-average interest rate on indebtedness for borrowed money (4)	7.20%	5.39%
Total excess spread	5.34%	7.45%

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

Investment Cost Basis	As of June 30, 2013	As of December 31, 2012
GAAP fair value	$193,892,000	$164,317,000
Unrealized fair value gain (A)	(94,350,000)	(75,406,000)
Adjusted cost basis increase (B)	85,407,000	67,123,000
Investment cost basis (C)	$184,949,000	$156,034,000

(A)	This represents the reversal of cumulative unrealized GAAP fair value gain of life insurance policies.
(B)	Adjusted cost basis is increased to include those acquisition and servicing expenses that are not capitalized by GAAP.
(C)	This is the full cash investment cost basis in life insurance policies from which our expected internal rate of return is calculated.

(2)	This is the weighted-average revolving credit relating to our revolving credit facility interest rate as of the measurement date.
(3)	We must maintain an excess spread of 2.00% relating to our revolving credit facility to maintain compliance under such facility.
(4)	Represents the weighted-average interest rate paid on all outstanding indebtedness as of the measurement date, determined as follows:

Outstanding Indebtedness	As of June 30, 2013	As of December 31, 2012
Revolving credit facility	$79,000,000	$71,000,000
Series I Subsidiary secured notes	35,299,000	38,570,000
Renewable Secured Debentures	95,858,000	57,609,000
Total	$210,157,000	$167,179,000

Interest Rates on Indebtedness
Revolving credit facility	6.27%	2.02%
Series I subsidiary secured notes	8.27%	8.22%
Renewable Secured Debentures	7.58%	7.65%
Weighted-average interest rates on indebtedness	7.20%	5.39%

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

	As of June 30, 2013	As of December 31, 2012
Life insurance portfolio policy benefits	$650,655,000	$572,246,000
Discount rate of future cash flows	7.20%	5.39%
Net present value of life insurance portfolio policy benefits	$254,394,000	$248,702,000
Cash and cash equivalents	42,704,000	29,590,000
Total Coverage	297,098,000	278,292,000

Revolving credit facility	79,000,000	71,000,000
Series I Subsidiary secured notes	35,299,000	38,570,000
Renewable Secured Debentures	95,858,000	57,609,000
Total Indebtedness	$210,157,000	$167,179,000

Debt Coverage Ratio	70.74%	60.07%
Subordination Ratio	26.59%	25.51%

As of June 30, 2013, we were in compliance with both the debt coverage ratio and the subordination ratio as required under our related financing agreements for Renewable Secured Debentures and Series I subsidiary secured notes.

Our Portfolio

Our portfolio of life insurance policies, owned by our subsidiaries as of June 30, 2013, is summarized and set forth below:

Life Insurance Portfolio Summary

Total portfolio face value of policy benefits	$650,655,000
Average face value per policy	$2,700,000
Average face value per insured life	$2,958,000
Average age of insured (yrs.) *	81.7
Average life expectancy estimate (yrs.) *	7.53
Total number of policies	241
Demographics	66% Males; 34% Females
Number of smokers	No insureds are smokers
Largest policy as % of total portfolio	1.54%
Average policy as % of total portfolio	0.41%
Average Annual Premium as % of face value	3.16%

*  Averages presented in the table are weighted averages.

Our portfolio of life insurance policies, owned by our subsidiaries as of June 30, 2013, organized by the insured’s current age and the associated policy benefits, is summarized as set forth below:

Distribution of Policy Benefits by Current Age of Insured

Min Age	Max Age	Policy Benefits	Distribution
65	69	$1,156,000	0.18%
70	74	50,717,000	7.80%
75	79	175,961,000	27.04%
80	84	231,435,000	35.57%
85	89	183,315,000	28.17%
90	95	8,071,000	1.24%
Total		$650,655,000	100.00%

Our portfolio of life insurance policies, owned by our subsidiaries as of June 30, 2013, organized by the insured’s current age and number of policies owned, is summarized as set forth below:

Distribution of Policies by Current Age of Insured

Min Age	Max Age	Policies	Distribution
65	69	3	1.24%
70	74	18	7.47%
75	79	60	24.90%
80	84	90	37.35%
85	89	65	26.97%
90	95	5	2.07%
Total		241	100.00%

Our portfolio of life insurance policies, owned by our subsidiaries as of June 30, 2013, organized by the insured’s estimated life expectancy and associated policy benefits, is summarized as set forth below:

Distribution of Policy Benefits by Current Life Expectancies of Insured

Min LE (Months)	Max LE (Months)	Policy Benefits	Distribution
144	177	$26,450,000	4.07%
120	143	62,296,000	9.57%
96	119	194,159,000	29.84%
72	95	180,952,000	27.81%
48	71	156,084,000	23.99%
24	47	30,714,000	4.72%
Total		$650,655,000	100.00%

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

Our portfolio of life insurance policies, owned by our subsidiaries as of June 30, 2013, organized by the primary disease categories of the insured and associated policy benefits, is summarized as set forth below:

Distribution of Policy Benefits by Primary Disease Category

Primary Disease Category	Policy Benefits	Distribution
Cancer	$40,400,000	6.21%
Cardiovascular	135,338,000	20.80%
Cerebrovascular	37,485,000	5.76%
Dementia	26,885,000	4.13%
Diabetes	35,967,000	5.53%
Multiple	155,510,000	23.90%
Neurological Disorders	13,000,000	2.00%
No Disease	69,986,000	10.76%
Other	90,384,000	13.89%
Respiratory Diseases	45,700,000	7.02%
Total Policy Benefits	$650,655,000	100.00%

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

As of June 30, 2013,  99.59% of insurance companies in our portfolio hold an investment-grade rating by Standard & Poor’s (BBB- or better), and the face value of policy benefits issued by one life insurance company with in the portfolio was 15.18%.  Of the forty insurance companies that insure the policies we own, ten companies insure approximately 75.52% of total face value of insurance benefits and the remaining thirty insurance companies insure the remaining approximately 24.48% of total face value of insurance benefits. The concentration risk of our ten largest insurance company holdings as of June 30, 2013 is set forth in the table below.

Rank	Policy Benefits	Percentage of Policy Benefit Amt.	Insurance Company	Ins. Co. S&P Rating
1	$98,780,000	15.18%	AXA Equitable Life Insurance Company	A+
2	$78,995,000	12.14%	John Hancock Life Insurance Company (U.S.A)	AA-
3	$67,193,000	10.33%	Transamerica Life Insurance Company	AA-
4	$55,769,000	8.57%	Jefferson-Pilot Life Insurance Company	AA-
5	$51,715,000	7.95%	ING Life Insurance and Annuity Company	A-
6	$39,250,000	6.03%	American General Life Insurance Company	A+
7	$32,735,000	5.03%	Massachusetts Mutual Life Insurance Company	AA+
8	$25,450,000	3.91%	West Coast Life Insurance Company	AA-
9	$22,333,000	3.43%	Metropolitan Life Insurance Company	AA-
10	$19,200,000	2.95%	Lincoln Benefit Life Company	A+

Life Insurance Portfolio Detail
(as of June 30, 2013)

Face Amount	Sex	Age (1)	LE (2)	Carrier	S&P Rating
$1,100,000	M	92	38.7	ING Life Insurance and Annuity Company	A-
$1,770,726	F	92	47.7	Aviva Life Insurance Company	A-
$3,200,000	M	92	75.9	West Coast Life Insurance Company	AA-
$1,000,000	F	91	48.7	Transamerica Life Insurance Company	AA-
$1,000,000	F	90	25.1	American General Life Insurance Company	A+
$2,500,000	M	89	52.0	Columbus Life Insurance Company	AA+
$5,000,000	F	89	74.4	American General Life Insurance Company	A+
$2,000,000	F	89	36.6	Pruco Life Insurance Company	AA-
$5,000,000	F	89	41.0	John Hancock Life Insurance Company (U.S.A)	AA-
$1,000,000	F	89	29.6	Protective Life Insurance Company	AA-
$5,000,000	M	88	49.5	John Hancock Life Insurance Company (U.S.A)	AA-
$1,500,000	F	88	69.6	Jefferson-Pilot Life Insurance Company	AA-
$3,000,000	F	88	52.1	Jefferson-Pilot Life Insurance Company	AA-
$600,000	F	88	70.1	Columbus Life Insurance Company	AA+

Life Insurance Portfolio Detail
(as of June 30, 2013)
(continued)

Face Amount	Sex	Age (1)	LE (2)	Carrier	S&P Rating
$1,000,000	F	87	70.1	United of Omaha Life Insurance Company	A+
$3,500,000	F	87	67.4	John Hancock Life Insurance Company (U.S.A)	AA-
$2,500,000	F	87	72.3	AXA Equitable Life Insurance Company	A+
$2,500,000	F	87	72.3	AXA Equitable Life Insurance Company	A+
$5,000,000	F	87	71.3	ING Life Insurance and Annuity Company	A-
$5,000,000	F	87	43.6	Lincoln National Life Insurance Company	AA-
$715,000	F	87	80.8	Jefferson-Pilot Life Insurance Company	AA-
$1,203,520	M	87	56.8	Columbus Life Insurance Company	AA+
$1,350,000	F	87	74.6	Jefferson-Pilot Life Insurance Company	AA-
$2,000,000	F	87	40.7	American General Life Insurance Company	A+
$3,500,000	F	87	68.9	Lincoln National Life Insurance Company	AA-
$5,000,000	F	86	53.5	Massachusetts Mutual Life Insurance Company	AA+
$2,500,000	F	86	66.9	American General Life Insurance Company	A+
$2,500,000	M	86	53.0	Pacific Life Insurance Company	A+
$4,000,000	F	86	88.5	Transamerica Life Insurance Company	AA-
$5,000,000	M	86	83.1	AXA Equitable Life Insurance Company	A+
$1,500,000	M	86	55.3	John Hancock Life Insurance Company (U.S.A)	AA-
$1,500,000	M	86	55.3	John Hancock Life Insurance Company (U.S.A)	AA-
$1,000,000	M	86	75.7	AXA Equitable Life Insurance Company	A+
$500,000	M	86	70.2	Lincoln National Life Insurance Company	AA-
$4,785,380	F	86	56.7	John Hancock Life Insurance Company (U.S.A)	AA-
$8,985,000	M	86	45.6	Massachusetts Mutual Life Insurance Company	AA+
$1,803,455	F	86	67.8	Metropolitan Life Insurance Company	AA-
$1,529,270	F	86	67.8	Metropolitan Life Insurance Company	AA-
$5,000,000	M	86	58.9	John Hancock Life Insurance Company (U.S.A)	AA-
$2,225,000	F	86	90.4	Transamerica Life Insurance Company	AA-
$3,000,000	F	86	94.3	Massachusetts Mutual Life Insurance Company	AA+
$1,500,000	M	86	50.8	Union Central Life Insurance Company	A+
$100,000	M	86	39.1	Protective Life Insurance Company	AA-
$100,000	M	86	39.1	Protective Life Insurance Company	AA-
$100,000	M	86	39.1	Protective Life Insurance Company	AA-
$2,000,000	M	86	57.0	John Hancock Life Insurance Company (U.S.A)	AA-
$3,000,000	M	86	54.9	American General Life Insurance Company	A+
$1,682,773	M	85	84.1	Hartford Life and Annuity Insurance Company	BBB+
$500,000	F	85	60.0	Sun Life Assurance Company of Canada (U.S.)	BBB
$5,000,000	F	85	71.9	Transamerica Life Insurance Company	AA-
$3,000,000	M	85	59.4	Transamerica Life Insurance Company	AA-
$1,200,000	M	85	79.2	Transamerica Life Insurance Company	AA-
$250,000	M	85	79.4	Metropolitan Life Insurance Company	AA-
$3,000,000	M	85	103.1	AXA Equitable Life Insurance Company	A+
$5,570,000	F	85	65.3	ING Life Insurance and Annuity Company	A-

Life Insurance Portfolio Detail
(as of June 30, 2013)
(continued)

Face Amount	Sex	Age (1)	LE (2)	Carrier	S&P Rating
$5,570,000	F	85	65.3	ING Life Insurance and Annuity Company	A-
$1,000,000	F	85	73.9	New York Life Insurance Company	AA+
$5,000,000	F	85	50.1	Penn Mutual Life Insurance Company	AA-
$10,000,000	F	85	117.5	West Coast Life Insurance Company	AA-
$2,500,000	M	85	68.1	Transamerica Life Insurance Company	AA-
$1,000,000	F	85	57.9	West Coast Life Insurance Company	AA-
$2,000,000	F	85	57.9	West Coast Life Insurance Company	AA-
$800,000	M	85	71.0	National Western Life Insurance Company	A
$200,000	M	85	61.1	Lincoln Benefit Life Company	A+
$4,445,467	M	85	68.5	Penn Mutual Life Insurance Company	AA-
$7,500,000	M	85	50.8	Jefferson-Pilot Life Insurance Company	AA-
$3,600,000	F	85	90.9	AXA Equitable Life Insurance Company	A+
$1,000,000	M	85	54.1	American General Life Insurance Company	A+
$5,000,000	M	85	80.8	Lincoln National Life Insurance Company	AA-
$2,000,000	F	85	98.6	U.S. Financial Life Insurance Company	A+
$1,000,000	M	84	71.6	John Hancock Life Insurance Company (U.S.A)	AA-
$2,000,000	M	84	71.6	John Hancock Life Insurance Company (U.S.A)	AA-
$5,000,000	M	84	67.5	Jefferson-Pilot Life Insurance Company	AA-
$1,365,000	F	84	116.6	Transamerica Life Insurance Company	AA-
$1,000,000	F	84	105.0	ING Life Insurance and Annuity Company	A-
$2,000,000	M	84	102.6	Transamerica Life Insurance Company	AA-
$8,500,000	M	84	82.8	Massachusetts Mutual Life Insurance Company	AA+
$500,000	M	84	102.2	Metropolitan Life Insurance Company	AA-
$2,000,000	M	84	52.4	Jefferson-Pilot Life Insurance Company	AA-
$1,800,000	M	84	56.2	John Hancock Variable Life Insurance Company	AA-
$2,000,000	M	84	115.4	ING Life Insurance and Annuity Company	A-
$2,000,000	M	84	115.4	ING Life Insurance and Annuity Company	A-
$2,000,000	M	84	115.4	ING Life Insurance and Annuity Company	A-
$1,500,000	M	83	67.5	Transamerica Life Insurance Company	AA-
$3,750,000	M	83	94.5	AXA Equitable Life Insurance Company	A+
$1,000,000	M	83	87.7	John Hancock Life Insurance Company (U.S.A)	AA-
$2,000,000	F	83	105.0	AXA Equitable Life Insurance Company	A+
$3,000,000	F	83	95.6	Sun Life Assurance Company of Canada (U.S.)	BBB
$829,022	F	83	34.5	Hartford Life and Annuity Insurance Company	BBB+
$1,500,000	M	83	74.1	AXA Equitable Life Insurance Company	A+
$5,000,000	M	83	90.0	ING Life Insurance and Annuity Company	A-
$1,500,000	M	83	70.1	ING Life Insurance and Annuity Company	A-
$1,500,000	M	83	70.1	ING Life Insurance and Annuity Company	A-
$3,000,000	F	83	114.0	Transamerica Life Insurance Company	AA-
$750,000	M	83	35.6	ING Life Insurance and Annuity Company	A-
$750,000	M	83	35.6	ING Life Insurance and Annuity Company	A-

Life Insurance Portfolio Detail
(as of June 30, 2013)
(continued)

Face Amount	Sex	Age (1)	LE (2)	Carrier	S&P Rating
$1,000,000	M	83	48.2	John Hancock Life Insurance Company (U.S.A)	AA-
$4,000,000	F	83	61.4	ING Life Insurance and Annuity Company	A-
$5,000,000	F	83	126.5	American General Life Insurance Company	A+
$2,000,000	M	83	79.4	AXA Equitable Life Insurance Company	A+
$1,750,000	M	83	79.4	AXA Equitable Life Insurance Company	A+
$2,000,000	M	83	46.0	Transamerica Life Insurance Company	AA-
$5,000,000	F	82	117.6	AXA Equitable Life Insurance Company	A+
$1,000,000	F	82	97.7	John Hancock Life Insurance Company (U.S.A)	AA-
$6,000,000	F	82	133.1	American General Life Insurance Company	A+
$1,500,000	F	82	116.0	Lincoln Benefit Life Company	A+
$500,000	F	82	116.8	AXA Equitable Life Insurance Company	A+
$750,000	M	82	112.6	West Coast Life Insurance Company	AA-
$4,000,000	M	82	54.3	John Hancock Life Insurance Company (U.S.A)	AA-
$1,000,000	M	82	100.2	John Hancock Life Insurance Company (U.S.A)	AA-
$2,000,000	F	82	130.7	Lincoln Benefit Life Company	A+
$1,000,000	M	82	86.2	ING Life Insurance and Annuity Company	A-
$5,000,000	M	82	73.0	Jefferson-Pilot Life Insurance Company	AA-
$2,700,000	M	82	69.2	John Hancock Life Insurance Company (U.S.A)	AA-
$7,600,000	F	82	116.6	Transamerica Life Insurance Company	AA-
$2,500,000	F	82	80.8	American General Life Insurance Company	A+
$500,000	M	82	58.4	Genworth Life Insurance Company	A-
$3,000,000	F	82	59.1	AXA Equitable Life Insurance Company	A+
$1,703,959	M	82	79.0	Jefferson-Pilot Life Insurance Company	AA-
$1,000,000	M	82	71.8	Hartford Life and Annuity Insurance Company	BBB+
$3,500,000	F	82	114.1	Lincoln Benefit Life Company	A+
$10,000,000	F	82	74.2	American National Insurance Company	A
$500,000	M	82	58.5	West Coast Life Insurance Company	AA-
$5,000,000	M	81	75.3	AXA Equitable Life Insurance Company	A+
$500,000	M	81	119.0	Metropolitan Life Insurance Company	AA-
$2,000,000	M	81	56.4	National Life Insurance Company	A
$3,000,000	M	81	71.9	U.S. Financial Life Insurance Company	A+
$4,200,000	F	81	147.7	Transamerica Life Insurance Company	AA-
$1,900,000	M	81	85.2	American National Insurance Company	A
$500,000	M	81	63.3	New York Life Insurance Company	AA+
$500,000	M	81	63.3	New York Life Insurance Company	AA+
$5,000,000	M	81	100.3	AXA Equitable Life Insurance Company	A+
$250,000	M	81	49.0	Jackson National Life Insurance Company	AA
$1,500,000	M	81	123.5	Jefferson-Pilot Life Insurance Company	AA-
$3,500,000	F	81	95.8	AXA Equitable Life Insurance Company	AA+
$750,000	M	81	69.4	John Hancock Life Insurance Company (U.S.A)	AA-
$4,500,000	M	81	77.2	AXA Equitable Life Insurance Company	AA+
$2,275,000	M	81	110.4	ING Life Insurance and Annuity Company	A-
$2,000,000	M	81	83.8	Pacific Life Insurance Company	A+

Life Insurance Portfolio Detail
(as of June 30, 2013)
(continued)

Face Amount	Sex	Age (1)	LE (2)	Carrier	S&P Rating
$3,500,000	M	81	88.6	AXA Equitable Life Insurance Company	A+
$6,217,200	F	81	112.5	Phoenix Life Insurance Company	BB-
$3,000,000	M	81	117.5	Metropolitan Life Insurance Company	AA-
$2,000,000	F	81	107.4	Jefferson-Pilot Life Insurance Company	AA-
$3,000,000	M	80	86.2	Protective Life Insurance Company	AA-
$1,500,000	M	80	86.2	American General Life Insurance Company	A+
$2,000,000	F	80	123.7	Transamerica Life Insurance Company	AA-
$3,500,000	F	80	110.8	Jefferson-Pilot Life Insurance Company	AA-
$1,000,000	M	80	85.7	Lincoln National Life Insurance Company	AA-
$1,500,000	M	80	72.7	Pacific Life Insurance Company	A+
$5,000,000	M	80	127.8	American General Life Insurance Company	A+
$5,000,000	F	80	92.2	Sun Life Assurance Company of Canada (U.S.)	BBB
$1,995,000	F	80	90.4	Transamerica Life Insurance Company	AA-
$4,000,000	M	80	90.6	Jefferson-Pilot Life Insurance Company	AA-
$1,250,000	F	80	93.9	Columbus Life Insurance Company	AA+
$2,500,000	F	80	92.8	ING Life Insurance and Annuity Company	A-
$5,000,000	M	80	81.4	Transamerica Life Insurance Company	AA-
$2,000,000	M	80	96.6	Ohio National Life Assurance Corporation	AA
$1,000,000	M	80	96.6	Ohio National Life Assurance Corporation	AA
$350,000	M	80	72.4	Reassure America Life Insurance Company	AA
$5,000,000	M	80	95.7	Jefferson-Pilot Life Insurance Company	AA-
$5,000,000	M	79	121.7	AXA Equitable Life Insurance Company	A+
$8,000,000	M	79	102.9	AXA Equitable Life Insurance Company	A+
$550,000	M	79	124.0	Genworth Life Insurance Company	A-
$1,680,000	F	79	89.3	AXA Equitable Life Insurance Company	A+
$1,000,000	F	79	117.2	Jefferson-Pilot Life Insurance Company	AA-
$1,250,000	M	79	144.5	Metropolitan Life Insurance Company	AA-
$1,000,000	M	79	116.0	AXA Equitable Life Insurance Company	A+
$1,250,000	F	79	94.0	Principal Life Insurance Company	A+
$1,000,000	M	79	61.0	AXA Equitable Life Insurance Company	A+
$3,000,000	M	79	112.3	John Hancock Life Insurance Company (U.S.A)	AA-
$2,000,000	M	79	96.7	Jefferson-Pilot Life Insurance Company	AA-
$1,750,000	M	79	105.3	AXA Equitable Life Insurance Company	A+
$5,000,000	M	79	61.7	AXA Equitable Life Insurance Company	A+
$250,000	M	79	83.3	American General Life Insurance Company	A+
$10,000,000	M	79	112.6	John Hancock Life Insurance Company (U.S.A)	AA-
$3,000,000	F	79	116.1	West Coast Life Insurance Company	AA-
$7,000,000	M	79	111.2	Genworth Life Insurance Company	A-
$2,000,000	M	78	60.2	Metropolitan Life Insurance Company	AA-
$130,000	M	78	68.3	Genworth Life Insurance Company	A-
$1,000,000	M	78	143.0	Empire General Life Assurance Corporation	AA-
$2,000,000	F	78	108.5	Pacific Life Insurance Company	A+

Life Insurance Portfolio Detail
(as of June 30, 2013)
(continued)

Face Amount	Sex	Age (1)	LE (2)	Carrier	S&P Rating
$2,000,000	F	78	130.7	Transamerica Life Insurance Company	AA-
$3,000,000	M	78	132.9	Principal Life Insurance Company	A+
$5,000,000	M	78	96.0	AXA Equitable Life Insurance Company	A+
$5,000,000	M	78	96.0	AXA Equitable Life Insurance Company	A+
$500,000	M	78	89.9	Transamerica Life Insurance Company	AA-
$3,000,000	M	77	65.7	Pacific Life Insurance Company	A+
$3,000,000	M	77	65.7	Minnesota Life Insurance Company	A+
$3,000,000	M	77	65.7	Prudential Life Insurance Company	AA-
$3,000,000	M	77	115.9	ING Life Insurance and Annuity Company	A-
$4,000,000	M	77	108.0	Jefferson-Pilot Life Insurance Company	AA-
$3,601,500	M	77	96.5	Transamerica Life Insurance Company	AA-
$1,000,000	M	77	114.7	Sun Life Assurance Company of Canada (U.S.)	BBB
$5,000,000	M	77	138.1	Principal Life Insurance Company	A+
$5,000,000	M	77	94.2	John Hancock Life Insurance Company (U.S.A)	AA-
$7,000,000	M	77	105.6	Lincoln Benefit Life Company	A+
$2,250,000	M	77	80.4	Massachusetts Mutual Life Insurance Company	AA+
$4,300,000	F	77	126.0	American National Insurance Company	A
$5,000,000	F	77	150.0	ING Life Insurance and Annuity Company	A-
$750,000	M	77	83.9	Lincoln National Life Insurance Company	AA-
$3,000,000	M	77	114.3	Principal Life Insurance Company	A+
$5,000,000	M	76	108.6	Jefferson-Pilot Life Insurance Company	AA-
$5,000,000	M	76	96.2	John Hancock Life Insurance Company (U.S.A)	AA-
$500,000	M	76	78.3	John Hancock Life Insurance Company (U.S.A)	AA-
$5,000,000	M	76	113.9	John Hancock Life Insurance Company (U.S.A)	AA-
$1,009,467	M	76	69.3	John Hancock Life Insurance Company (U.S.A)	AA-
$4,000,000	M	76	91.7	MetLife Investors USA Insurance Company	AA-
$2,500,000	M	76	107.2	Massachusetts Mutual Life Insurance Company	AA+
$2,500,000	M	76	107.2	Massachusetts Mutual Life Insurance Company	AA+
$5,000,000	M	76	83.8	John Hancock Life Insurance Company (U.S.A)	AA-
$500,000	F	76	115.1	Columbus Life Insurance Company	AA+
$3,750,000	M	76	81.4	AXA Equitable Life Insurance Company	A+
$1,000,000	M	76	109.8	Metropolitan Life Insurance Company	AA-
$2,000,000	F	76	61.6	Transamerica Life Insurance Company	AA-
$1,000,000	M	75	131.1	Metropolitan Life Insurance Company	AA-
$2,840,000	M	75	123.4	Transamerica Life Insurance Company	AA-
$750,000	M	75	135.8	U.S. Financial Life Insurance Company	A+
$1,750,000	M	75	83.3	John Hancock Life Insurance Company (U.S.A)	AA-
$5,000,000	M	75	117.2	Transamerica Life Insurance Company	AA-
$600,000	M	75	106.7	Protective Life Insurance Company	AA-
$2,000,000	F	74	162.3	Aviva Life Insurance Company	A-
$7,000,000	F	74	161.7	Pacific Life Insurance Company	A
$1,000,000	M	74	116.4	Pacific Life Insurance Company	A
$5,000,000	M	74	93.5	West Coast Life Insurance Company	AA-
$5,000,000	M	73	176.0	Prudential Life Insurance Company	AA-
$200,000	M	73	123.8	ING Life Insurance and Annuity Company	A-
$8,000,000	M	73	126.5	Metropolitan Life Insurance Company	AA-
$5,000,000	M	73	57.7	Lincoln Benefit Life Company	A+
$850,000	M	73	89.0	New York Life Insurance Company	AA+

Life Insurance Portfolio Detail
(as of June 30, 2013)
(continued)

Face Amount	Sex	Age (1)	LE (2)	Carrier	S&P Rating
$2,000,000	M	73	115.8	U.S. Financial Life Insurance Company	A+
$2,000,000	M	72	146.1	American General Life Insurance Company	A+
$3,000,000	F	72	135.7	General American Life Insurance Company	AA-
$500,000	M	71	83.2	Midland National Life Insurance Company	A+
$3,000,000	M	71	116.3	AXA Equitable Life Insurance Company	A+
$1,000,000	M	71	113.7	United of Omaha Life Insurance Company	A+
$2,500,000	M	70	130.0	American General Life Insurance Company	A+
$1,167,000	M	70	49.8	Transamerica Life Insurance Company	AA-
$1,500,000	M	70	119.5	Metropolitan Life Insurance Company	AA-
$500,000	M	68	113.0	Transamerica Life Insurance Company	AA-
$500,000	M	68	113.0	North American Company for Life And Health Insurance	A+
$156,538	F	65	136.1	New York Life Insurance Company	AA+
$650,655,277

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

As of June 30, 2013, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Use of Proceeds

Our Form S-1 registration statement relating to our offer and sale of “Renewable Secured Debentures” (File Nos. 333-174887 and 333-174887-01) was declared effective by the SEC on January 31, 2012, and our offering of debentures commenced on such date. On June 4, 2013, our post-effective amendment to our registration statement was declared effective by the SEC. The debentures are secured in part by a guarantee from our subsidiary GWG Life and an associated grant of a security interest in substantially all of the assets of GWG Life, which guarantee was also registered as a security under the referenced registration statement. Arque Capital Ltd. serves as our managing broker-dealer and underwriter for the offering.

The registration statement covers up to $250 million in principal amount of debentures. From January 31, 2012 through June 30, 2013, we sold a total of $99,053,000 in principal amount of debentures, and incurred, along with other expenses, associated underwriting commissions, and expenses paid or payable to underwriters in the amount of $5,242,000 of which $1,129,000 was amortized. We have an un-papered receipt of $1,940,000 resulting in net proceeds of $94,932,000. None of the payments for offering expenses were directly or indirectly made to directors or officers (or their associates) of the Company, affiliates of the Company, or to persons owning 10% or more of any class of equity securities of the Company. No net proceeds were used for direct or indirect payments to directors or officers (or their associates) of the Company, affiliates of the Company, or to persons owning 10% or more of any class of equity securities of the Company.

Net offering proceeds not immediately applied to the uses summarized above will be invested short-term investments such as money market funds, commercial paper, U.S. Treasury Bills and similar securities investments pending their use.

Our use of proceeds from the sale of Renewable Secured Debentures from January 31, 2012 to June 30, 2013 is as follows:

Gross Offering Proceeds	$100,956,000
Net Offering Proceeds	94,932,000
Held in Short-Term Investments	35,930,000

Net Offering Proceeds Used	$59,002,000	100%
Purchase Policies	32,886,000	56%
Payment of Premiums	7,972,000	13%
Payment of Principal and Interest	12,308,000	21%
Other Expenditures	5,836,000	10%

ITEM 6. EXHIBITS

Exhibit
10.1	Purchase and Sale Agreement among GWG Holdings, Inc., Athena Securities Group Limited and GWG Securities International Public Limited Company, dated June 28, 2013 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on July 8, 2013).
31.1	Section 302 Certification of the Chief Executive Officer (filed herewith).
31.2	Section 302 Certification of the Chief Financial Officer (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.1	Letter from Model Actuarial Pricing Systems, dated April 18, 2013 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy ExtensionDefinition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GWG HOLDINGS, INC.

Date: August 14, 2013	By:	/s/ Jon R. Sabes
Chief Executive Officer

Date: August 14, 2013	By:	/s/ Jon Gangelhoff
Chief Financial Officer