Form 10-Q
period 2013-09-30
GWG Holdings, Inc.
filed 2013-10-30
CIK 1522690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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
☐ Yes    ☒ No

As of October 30, 2013, GWG Holdings, Inc. had 9,124,000 shares of common stock outstanding.

GWG HOLDINGS, INC.

Index to Form 10-Q
for the Quarter Ended September 30, 2013

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(unaudited)
A S S E T S
Cash and cash equivalents	$32,429,294	$27,497,044
Restricted cash	3,509,650	2,093,092
Investment in life settlements, at fair value	214,166,193	164,317,183
Other assets	5,847,872	4,040,716
TOTAL ASSETS	$255,953,009	$197,948,035

L I A B I L I T I E S A N D S T O C K H O L D E R S ' E Q U I T Y (D E F I C I T)
LIABILITIES
Revolving credit facility	$79,000,000	$71,000,000
Series I Secured notes payable	32,038,372	37,844,711
Renewable secured debentures	110,059,651	55,718,950
Interest payable	6,331,314	3,477,320
Accounts payable and accrued expenses	1,604,726	1,761,558
Deferred taxes, net	7,212,233	5,501,407
TOTAL LIABILITIES	236,246,296	175,303,946

CONVERTIBLE, REDEEMABLE PREFERRED STOCK
(par value $0.001; shares authorized 40,000,000; shares issued and outstanding 3,378,044 and 3,361,076; liquidation preference of $25,335,000 and $25,208,000, respectively)	24,660,578	23,905,878

STOCKHOLDERS' EQUITY
Common stock (par value $0.001: shares authorized 210,000,000; shares issued and outstanding is 9,124,000 and 9,989,000 on September 30, 2013 and December 31, 2012, respectively)	9,124	9,989
Additional paid-in capital	3,085,760	6,971,844
Accumulated deficit	(8,048,749)	(8,243,622)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(4,953,865)	(1,261,789)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$255,953,009	$197,948,035

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
REVENUE
Gain on life settlements, net	$5,437,580	$4,788,291	$21,511,182	$10,257,537
Interest and other income	89,927	5,681	3,531,922	54,576
TOTAL REVENUE	5,527,507	4,793,972	25,043,104	10,312,113

EXPENSES
Employee compensation and benefits	1,100,159	745,386	4,101,502	1,862,469
Legal and professional fees	420,874	250,648	1,134,181	952,051
Interest expense	5,537,326	2,803,185	14,946,484	7,621,177
Other expenses	755,066	474,504	2,955,237	1,737,157
TOTAL EXPENSES	7,813,425	4,273,723	23,137,404	12,172,854

INCOME (LOSS) BEFORE INCOME TAXES	(2,285,918)	520,249	1,905,700	(1,860,741)
INCOME TAX EXPENSE (BENEFIT)	(656,968)	633,572	1,710,826	103,712

NET INCOME (LOSS)	$(1,628,950)	$(113,323)	$194,874	$(1,964,453)

NET INCOME (LOSS) PER SHARE
Basic	$(0.18)	$(0.01)	$0.02	$(0.20)
Diluted	$(0.11)	$(0.01)	$0.01	$(0.20)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	9,124,000	9,978,250	9,735,925	9,989,000
Diluted	14,978,001	9,978,250	15,607,894	9,989,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,628,950)	$(113,323)	$194,874	$(1,964,453)
Adjustments to reconcile net income (loss) to net
cash flows from operating activities:
Gain on life settlements	(6,960,335)	(8,881,542)	(25,904,240)	(19,871,791)
Amortization of deferred financing and issuance costs	1,125,913	394,438	3,056,793	1,303,895
Deferred income taxes	(655,968)	633,572	1,710,826	103,712
Convertible, redeemable preferred stock dividends payable	185,231	215,059	443,486	636,069
(Increase) decrease in operating assets:
Other assets	432,671	(115,761)	(3,181,461)	941,525
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	470,395	791,825	2,168,874	1,450,958

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(7,031,043)	(7,075,732)	(21,510,848)	(17,400,085)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	(14,030,797)	(5,361,540)	(26,916,790)	(7,983,570)
Proceeds from settlement of life settlements	1,331,743	-	4,203,895	416,665
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(12,699,054)	(5,361,540)	(22,712,895)	(7,566,905)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from revolving credit facility	-	-	8,000,000	6,000,000
Proceeds from issuance of Series I Secured notes payable	-	-	-	50,000
Payments for redemption of Series I Secured notes payable	(2,311,710)	(1,843,032)	(6,242,586)	(5,311,989)
Proceeds from issuance of renewable secured debentures	19,617,094	17,878,571	62,056,755	33,635,657
Payments for redemption and issuance of renewable secured debentures	(4,305,558)	(914,880)	(9,642,129)	(1,627,467)
Proceeds from restricted cash	954,217	3,427,198	(1,416,558)	3,369,837
Repurchase of common stock	-	-	(3,252,400)	-
Issuance (redemptions) of convertible, redeemable preferred stock	(35,285)	500,000	(347,089)	6,287,375
Payments of issuance cost for preferred stock		558,729		(1,050,633)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	13,918,758	19,606,586	49,155,993	41,352,780

NET INCREASE IN CASH AND CASH EQUIVALENTS	(5,811,339)	7,169,314	4,932,250	16,385,790

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	38,240,633	11,094,825	27,497,044	1,878,349
END OF PERIOD	$32,429,294	$18,264,139	$32,429,294	$18,264,139

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$3,605,000	$1,839,000	$10,117,000	$4,958,000
NON-CASH INVESTING AND FINANCING ACTIVITIES
Series I secured notes:
Non-cash conversion of Series I secured notes	$350,000	-	350,000	4,220,000
Non-cash conversion of accrued interest and commissions payable to principal	$39,000	$43,000	$190,000	$80,000
Renewable secured debentures:
Non-cash conversion of accrued interest and commission payable to principal	$91,000	$-	$191,000	$-
Convertible, redeemable preferred stock
Non-cash conversion of dividends payable	$182,000	$160,000	$443,000	$408,000
Non-cash accretion of convertible, redeemable preferred stock to redemption value	$192,000	$378,000	$658,000	$1,031,000
Investment in life settlements included in accounts payable	$-	$340,000	$-	$501,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited)

	Common	Common Stock	Additional Paid-in	Accumulated
	Shares	(par)	Capital	Deficit	Total Equity

Balance, December 31, 2011	9,989,000	$9,989	$8,169,303	$(7,230,723)	$948,569

Net income	-	-	-	(1,012,899)	(1,012,899)

Issuance of warrants to purchase common stock	-	-	380,946	-	380,946

Accretion of preferred stock to liquidation value	-	-	(1,578,405)	-	(1,578,405)

Balance, December 31, 2012	9,989,000	9,989	6,971,844	(8,243,622)	(1,261,789)

Net income				194,874	194,874

Repurchase of common stock	(865,000)	(865)	(3,251,535)		(3,252,400)

Issuance of stock options			23,753		23,753

Accretion of preferred stock to liquidation value			(658,302)	(1)	(658,303)

Balance, September 30, 2013	9,124,000	$9,124	$3,085,760	$(8,048,749)	$(4,953,865)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)       Nature of business and summary of significant accounting policies

Nature of business - GWG Holdings, Inc. (Holdings) (previously GWG Holdings, LLC) and Subsidiaries, located in Minneapolis, Minnesota, facilitates the purchase of life insurance policies for its own investment portfolio through its wholly owned subsidiary, GWG Life Settlements, LLC (GWG Life), and its subsidiaries, GWG Trust, LLC (Trust), GWG DLP Funding II, LLC (DLP II) and its wholly owned subsidiary, GWG DLP Master Trust II (the Trust II). Holdings converted from a limited liability company into a corporation effective June 10, 2011 and as a result of this change all member units were converted into common stock.  Holdings finances the acquisition of life insurance policies, and pays policy premiums, through funds available on its line of credit and the issuance of debt and equity securities. GWG Member, LLC, a wholly owned subsidiary formed November 2010 to facilitate the acquisition of policies, has not commenced operations as of September 30, 2013.  The entities were legally organized in Delaware and are collectively referred herein to as GWG, or the Company.

On July 11, 2011, the Company entered into a Purchase and Sale Agreement with Athena Securities Group, LTD and Athena Structured Funds PLC. Under this agreement, Holdings issued to Athena Securities Group, LTD (Athena) 989,000 shares of common stock, which was equal to 9.9% of the outstanding shares in the Company, in exchange for shares equal to 9.9% of the outstanding shares in Athena Structured Funds, PLC (Athena Funds) and cash of $5,000. In accordance with Accounting Standards Codification (ASC) 505-50, the Company recorded the share-based payment transaction with Athena at the fair value of the Company’s 989,000 shares of common stock issued as it was the most reliable measurable form of consideration in this exchange the total value ascribed to the common stock issued to Athena was $3.6 million. The $5,000 cash paid by Athena, which represents the fair value of the shares of Athena Funds, is included in financing activities of the Consolidated Statement of Cash Flows.

On June 28, 2013, GWG Holdings, Inc. entered into a new Purchase and Sale Agreement with Athena Securities Limited and Athena Securities Group Limited. The June 28, 2013 agreement terminated the parties’ original Purchase and Sale Agreement dated July 11, 2011. Under the new agreement, Holdings appointed Athena Securities Group Limited (i) as Holdings’ exclusive representative for the offer and sale of Holdings’ Renewable Secured Debentures in Ireland, and (ii) as a distributor for the offer and sale of those debentures in Europe and the Middle East, in each case until May 8, 2014. Any compensation payable to Athena Securities Group Limited will be in accordance with the compensation disclosures set forth in Holdings’ prospectus for the offering filed with the SEC on dated June 4, 2013, as the same may be supplemented or amended from time to time. In addition, the new agreement effected the sale by Athena Securities Limited to Holdings of 865,000 shares of Holdings’ common stock, and Holdings’ sale back to Athena Securities Group Limited of certain shares of GWG Securities International Public Limited Company (formerly known as Athena Structured Funds PLC) originally transacted under the original July 11, 2011 agreement. The Company recorded a non-cash gain on the transaction of $3,252,000.

Basis of presentation - The condensed consolidated balance sheet as of September 30, 2013 and December 31, 2012, the condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012, the condensed consolidated statements of cash flows for the three and nine months ended September 30, 2013 and 2012, the condensed consolidated statement of changes in equity for the twelve months ended December 31, 2012 and nine months ended September 30, 2013, and the related information presented in these notes, have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, without audit. To the extent that information and notes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements are contained in or are consistent with the consolidated audited financial statements in the Company’s Form 10-K for the year ended December 31, 2012, such information and notes have not been duplicated herein. In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included. The condensed consolidated balance sheet at December 31, 2012 was derived from the audited consolidated financial statements as of that date. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Deposits and initial direct costs advanced on unsettled policy acquisitions are recorded as other assets until policy ownership has been transferred to the Company.  Such deposits and direct cost advances were $0 and $785,000 at September 30, 2013 and December 31, 2012, respectively.

Deferred financing and issuance costs - Financing costs incurred to obtain financing under the revolving credit facility, as described in note 6, have been capitalized and are amortized using the straight-line method (which approximated the interest method) over the term of the revolving credit facility.  Amortization of deferred financing costs was $89,000 and $58,000 for the three months ended September 30, 2013 and 2012, respectively, and $365,000 and $175,000 for the nine months ended September 30, 2013 and 2012, respectively.  The expected future amortization is $89,000 and $358,000 for the three months ending December 31, 2013 and the year ending December 31, 2014, respectively.  The Series I Secured notes payable, as described in note 7, are reported net of issuance costs, sales commissions and other direct expenses, which are amortized using the interest method over the term of each respective borrowing.  The Renewable Secured Debentures, as described in note 8, are reported net of issuance costs, sales commissions and other direct expenses, which are amortized using the interest method over the term of each respective borrowing.  The Series A preferred stock, as described in note 9, is reported net of issuance costs, sales commissions, including the fair value of warrants issued, and other direct expenses, which are amortized using the interest method as interest expense over the three-year redemption period.

Earnings (loss) per share - Basic per share earnings (loss) attributable to non-redeemable interests is calculated using the weighted-average number of shares outstanding during the period.  Diluted earnings per share is calculated based on the potential dilutive impact, if any, of the Company’s convertible, redeemable preferred stock, and outstanding warrants, and stock options.

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

(2)       Restrictions on cash

The Company is required by its lenders to maintain collection and escrow accounts. These accounts are used to pay annual premiums of insurance policies, pay interest and other charges under the revolving credit facility, and collect policy benefits. DZ Bank AG, as agent for Autobahn Funding Company, LLC, the lender for the revolving credit facility as described in note 6, authorizes the disbursements from these accounts. At September 30, 2013 and December 31, 2012 there was a balance of $3,510,000, and $2,093,000, respectively, maintained in these restricted cash accounts.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(3)       Investment in life insurance policies

The life insurance policies (Level 3 fair value measurements) are valued based on unobservable inputs that are significant to the overall fair value measurement. Changes in the fair value of these instruments are recorded in gain or loss on life insurance policies in the consolidated statements of operations (net of the cash premiums paid on the policies). The fair value is determined on a discounted cash flow basis that incorporates life expectancy assumptions.  Life expectancy reports have been obtained from widely accepted life expectancy estimate providers. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require. As a result of management’s analysis, discount rates of 11.77% and 12.08% were applied to the portfolio as of September 30, 2013 and December 31, 2012, respectively.

A summary of the Company’s life insurance policies accounted for under the fair value method and their estimated maturity dates, based on remaining life expectancy estimates, is as follows:

	As of September 30, 2013			As of December 31, 2012
Years Ending December 31,	Number of Contracts	Estimated Fair Value	Face Value	Number of Contracts	Estimated Fair Value	Face Value
2013	-	$-	$-	-	$-	$-
2014	-	-	-	-	-	-
2015	2	1,296,000	2,000,000	2	1,163,000	2,000,000
2016	12	10,512,000	18,485,000	13	11,608,000	22,229,000
2017	20	30,856,000	60,914,000	17	21,155,000	53,439,000
2018	32	30,498,000	71,239,000	31	28,252,000	75,668,000
2019	38	35,001,000	97,862,000	35	26,947,000	84,579,000
Thereafter	150	106,003,000	454,569,000	113	75,192,000	334,331,000
Totals	254	$214,166,000	$705,069,000	211	$164,317,000	$572,246,000

The Company recognized death benefits of $5,000,000 and $0 during the three-month periods ended September 30, 2013 and 2012, respectively, related to policies with a carrying value of $1,332,000 and $0, respectively.  The Company recorded realized gains of $3,668,000 and $0 on such policies.  The Company recognized death benefits of $15,600,000 and $4,500,000 during the nine-month periods ended September 30, 2013 and 2012, respectively, related to policies with a carrying value of $4,204,000 and $417,000, respectively.  The Company recorded realized gains of $11,396,000 and $4,083,000 on such policies.

Reconciliation of gain on life settlements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Change in fair value	$6,960,000	$8,881,000	$25,904,000	$18,249,000
Premiums and other annual fees	(5,191,000)	(4,093,000)	(15,789,000)	(12,074,000)
Policy maturities	3,668,000	-	11,396,000	4,083,000
Gain on life settlements, net	$5,437,000	$4,788,000	$21,511,000	$10,258,000

The estimated expected premium payments to maintain the above life insurance policies in force for the next five years, assuming no mortalities, are as follows:

Years Ending December 31,
Three months ending December 31, 2013	$5,735,000
2014	22,692,000
2015	24,530,000
2016	26,912,000
2017	29,964,000
$109,833,000

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Level 3 Valuation Process

The estimated fair value of the Company’s life settlements are determined on a quarterly basis by the Company’s portfolio management committee, taking into consideration changes in discount rate assumptions, estimated premium payments and life expectancy estimate assumptions, as well as any changes in economic and other relevant conditions.  These inputs are then used to estimate the discounted cash flows using the MAPS probabilistic portfolio pricing model, which estimates the cash flows using various probabilities and scenarios.  The valuation process includes a review by senior management as of each valuation date.  Management has also engaged a third party expert to independently test the accuracy of the valuations using the inputs provided by management on a quarterly basis.

Life insurance policies represent financial instruments recorded at fair value on a recurring basis. The following table reconciles the beginning and ending fair value of the Company’s Level 3 investments in life insurance policies for the three and six month periods ending September 30, as follows:

	Three month ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Beginning balance	$193,892,000	$133,848,000	$164,317,000	$122,169,000
Purchases	14,646,000	5,100,000	28,149,000	7,827,000
Maturities (cash in excess of carrying value)	(1,332,000)	-	(4,204,000)	(416,000)
Net change in fair value	6,960,000	8,881,000	25,904,000	18,249,000
Ending balance (September 30)	$214,166,000	$147,829,000	$214,166,000	$147,829,000

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The fair value of a portfolio of life insurance policies is based on information available to the Company at the reporting date. Fair value is based upon a discounted cash flow model that incorporates life expectancy estimate assumptions.  Life expectancy estimates are obtained from independent and third-party widely accepted life expectancy estimate providers at policy acquisition. The life expectancy values of each insured, as determined at policy acquisition, are rolled down monthly for the passage of time by the MAPS actuarial software the Company uses for ongoing valuation of its portfolio of life insurance policies.  The discount rate incorporates current information about discount rates applied by other reporting companies owning portfolios of life insurance policies, discount rates observed in the life insurance secondary market, market interest rates, the credit exposure to the insurance company that issued the life insurance policy and management’s estimate of the risk premium a purchaser would require to receive the future cash flows derived from our portfolio of life insurance policies.

On January 22, 2013, one of the independent medical actuarial underwriting firms we utilize, 21st Services, announced advancements in its underwriting methodology, resulting in revised estimated life expectancy mortality tables.  We have been advised by 21st Services that the changes are very granular and relate to both specific medical conditions and lifestyles of insureds.  These changes are the result of the application of additional medical information that has been gathered by 21st Services over a period of time, and which has now been applied to the inputs and methodologies used to develop the actuarial life expectancy estimates.  While we do not believe these revised methodologies indicate the previous life expectancy estimates were inaccurate, we believe the revised methodologies provide additional information that should be considered in updating life expectancy estimates of the insureds within our portfolio of life settlement contracts as of September 30, 2013 and December 31, 2012.  Based upon our evaluation and analysis of data made available by 21st Services, as well as information regarding the insureds within our portfolio, we have estimated the impact of the changes in 21st Services’ methodologies for determining life expectancy estimates on a policy-by-policy basis within our portfolio and applied such changes to the life expectancy inputs used to estimate fair value.  We have adjusted the original life expectancy estimates provided by 21st Services based on four factors, the impact of each analyzed individually for each insured in the GWG portfolio.  The four factors are gender, anti-selection, age, and primary impairment.  While the analysis and adjustments were applied on an individual policy basis, the result was an average overall increase in the original life expectancy estimates of 8.67%.  We have a standard practice of obtaining two third-party life expectancy estimates for each policy with a policy face value in excess of $250,000 in our portfolio.  As a result, the effective change in the life expectancy estimate on the portfolio was an average increase of approximately 4.33%, which resulted in an aggregate decrease in the fair value of our portfolio of life insurances policies of $12.4 million as of December 31, 2012.  Life expectancy  is, by its very nature, an estimate.

Due to the estimating changes made by 21st Services, and because refinement in estimating methods is ongoing, we have been obtaining updated life expectancy estimates for all policies purchased where we used a life expectancy estimate from 21st Services.  Of the 211 policies we owned on December 31, 2012, we have obtained updated medical records and life expectancy estimates for 138 policies and are in the process of updating medical records and life expectancy estimates for the remaining 73  policies as of September 30, 2013.  For the other 138 policies we have obtained updated life expectancy estimates, we compared the life expectancy estimate used on September 30, 2013 to that used on December 31, 2012, including the above-described adjustments made to 21st Services’ life expectancy estimates.  After accounting for the nine months that elapsed between these dates using the MAPS actuarial software and the mortalities with the portfolio, the updated life expectancy estimates at September 30, 2013 were shorter than those used on December 31, 2012 by an average of 1.2 months, or 1.4%.   We therefore believe that, at this time, the adjustments made to the 21st Services’ life expectancy estimates on December 31, 2012 were adequate. We plan to continue the process of updating medical records and life expectancy estimates on the remainder of the 73 policies in the portfolio in the months ahead.

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

	As of September 30, 2013	As of December 31, 2012
Weighted average age of insured	81.9	81.3
Weighted average life expectancy estimates, months*	88.9	91.6
Average face amount per policy	$2,775,863	$2,712,063
Discount rate	11.77%	12.08%
* Standard life expectancy as adjusted for insured’s specific circumstances where an updated life expectancy estimate has not been obtained.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

These assumptions are, by their nature, inherently uncertain and the effect of changes in estimates may be significant. The techniques used in estimating the present value of estimated cash flows are derived from valuation techniques generally used in the industry that include inputs for the asset that are not based on observable market data. The extent to which the fair value could reasonably vary in the near term has been quantified by evaluating the effect of changes in significant underlying assumptions used to estimate the fair value. If the life expectancy estimates were increased or decreased by four and eight months on each outstanding policy and the discount factors were increased or decreased by 1% and 2%, while all other variables are held constant, the fair value of the investment in life insurance policies would increase or (decrease) by the  amounts summarized below:

	Change in life expectancy estimates
	plus 8 months	minus 8 months	plus 4 months	minus 4 months

September 30, 2013	$(31,840,000)	$33,480,000	$(16,127,000)	$16,540,000

December 31, 2012	$(24,072,000)	$25,268,000	$(12,185,000)	$12,484,000

	Change in discount rate
	plus 2%	minus 2%	plus 1%	minus 1%

September 30, 2013	$(21,533,000)	$25,475,000	$(11,207,000)	$12,189,000

December 31, 2012	$(16,811,000)	$19,978,000	$(8,759,000)	$9,547,000

Other Fair Value Considerations

Carrying value of receivables, prepaid expenses, accounts payable and accrued expenses approximate fair value due to their short-term maturities and low credit risk. The estimated fair value of the Company’s Series I Secured notes payable is approximately $33,068,000 based on a weighted-average market interest rate of 7.47% based on an income approach. The Company began issuing Renewable Secured Debentures in the first quarter of 2012. The current interest rates on the Renewable Secured Debentures approximate market rates. The carrying value of the Renewable Secured Debentures approximates fair value. The carrying value of the revolving credit facility reflects interest charged at the commercial paper rate plus an applicable margin. The margin represents our credit risk, and the strength of the portfolio of life insurance policies collateralizing the debt. The overall rate reflects market, and the carrying value of the revolver approximates fair value. All of the financial instruments are level 3 fair value measurements.

The Company has issued warrants to purchase common stock in connection with the issuance of its convertible, redeemable preferred stock. Warrants were determined by the Company as permanent equity. The fair value measurements associated with the warrants, measured at issuance represent level 3 instruments.

As of September 30, 2013:

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

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(5)       Notes receivable from related parties

As of September 30, 2013 and December 31, 2012, the Company had receivables totaling $5,000,000 due from an affiliate, Opportunity Finance, LLC, which were fully reserved. Opportunity Finance ceased operations in 2008.

(6)       Credit facilities

Revolving credit facility – Autobahn Funding Company LLC

On July 15, 2008, DLP II and United Lending entered into a revolving credit facility pursuant to a Credit and Security Agreement (Agreement) with Autobahn Funding Company LLC (Autobahn), providing the Company with a maximum borrowing amount of $100,000,000. Autobahn is a commercial paper conduit that issues commercial paper to investors in order to provide funding to DLP II and United Lending.  DZ Bank AG acts as the agent for Autobahn. The original Agreement was to expire on July 15, 2013.  On January 29, 2013, Holdings, together with GWG Life and DLP II, entered into an Amended and Restated Credit and Security Agreement with Autobahn, extending the facility expiration date to December 31, 2014, and removing United Lending as a party to the amended and restated Agreement.  The amount outstanding under this facility as of September 30, 2013 and December 31, 2012, was $79,000,000 and $71,000,000, respectively.

The Agreement requires DLP II to pay, on a monthly basis, interest at the commercial paper rate plus an applicable margin, as defined in the Agreement. The effective rate was 6.19% and 2.02% at September 30, 2013 and December 31, 2012, respectively.  The weighted-average effective interest rate was 6.23% and 2.15% (excluding the unused line fee) for the three months ended September 30, 2013 and 2012, respectively, and 6.12% and 2.17% for the nine months ended September 30, 2013 and 2012, respectively.  The Agreement also requires payment of an unused line fee on the unfunded amount under the revolving credit facility. The note is secured by substantially all of DLP II assets, which consist primarily of life settlement policies.

The Agreement has certain financial and nonfinancial covenants. The Company was in compliance with these covenants at September 30, 2013 and December 31, 2012. The Agreement generally prohibits the Company from:

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

Consolidated net income and tangible net worth as of and for the four-quarter period ended September 30, 2013, as calculated under the Agreement, were $9,806,000 and $50,775,000, respectively.

Advances under the Agreement are subject to a borrowing base formula, which limits the availability of advances on the borrowing base calculation based on attributes of policies pledged to the facility. Over-concentration of policies by insurance carrier, over-concentration of policies by insurance carriers with ratings below a AA- rating, and the premiums and facility fees reserve are the three primary factors with the potential of limiting availability of funds on the facility. Total funds available for additional borrowings under the borrowing base formula criteria at September 30, 2013 and December 31, 2012, were $268,000 and $15,043,000 respectively.

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

(7)       Series I Secured notes payable

Series I Secured notes payable have been issued in conjunction with the GWG Series I Secured notes private placement memorandum dated August 25, 2009 (last revised November 15, 2010). On June 14, 2011, the Company closed the offering to additional investors, however, existing investors may elect to continue advancing amounts outstanding upon maturity subject to the Company’s option. Series I Secured notes have maturity dates ranging from nine months to seven years with fixed interest rates varying from 5.65% to 9.55% depending on the term of the note. Interest is payable monthly, quarterly, annually or at maturity depending on the terms of the note. At September 30, 2013 and December 31, 2012 the weighted-average interest rates of Series I Secured notes were 8.30%, and 8.22% respectively. The notes are secured by assets of GWG Life. The principal amount outstanding under these Series I Secured notes was $32,698,000 and $38,570,000 at September 30, 2013, and December 31, 2012, respectively.  The difference between the amount outstanding on the Series I Secured notes and the carrying amount on the consolidated balance sheet is due to the netting of unamortized deferred issuance costs. Overall, interest expense includes amortization of deferred financing and issuance costs of $165,000 and $382,000 for the three and nine months ended September 30, 2013, respectively, and $200,000 and $947,000 for the three and nine months ended September 30, 2012, respectively.  Future expected amortization of deferred financing costs is $659,000 over the next six years.

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

On November 1, 2011, GWG entered into a Third Amended and Restated Note Issuance and Security Agreement with Lord Securities Corporation after receiving majority approval from the holders of Series I Secured notes. Among other things, the amended and restated agreement modified the use of proceeds and certain provisions relating to the distribution of collections and subordination of cash flow. Under the amended and restated agreement, GWG is no longer restricted as to its use of proceeds or subject to restrictions on certain distributions of collections and subordination of cash flows. Under the amended and restated agreement, GWG may extend the maturity of Series I Secured notes of a six month term for up to two additional six month terms, and Series I Secured notes of a one year term for up to six months.

Future contractual maturities of Series I Secured notes payable at September 30, 2013 are as follows:

Years Ending December 31,
Three months ending December 31, 2013	$4,189,000
2014	14,901,000
2015	6,675,000
2016	2,030,000
2017	4,085,000
Thereafter	818,000
$32,698,000

(8)       Renewable secured debentures

The Company has registered with the Securities and Exchange Commission, effective January 2012, the offer and sale of $250,000,000 of Renewable Secured Debentures. Renewable Secured Debentures have maturity dates ranging from nine months to seven years with fixed interest rates varying from 4.75% to 9.50% depending on the term of the note. Interest is payable monthly, annually or at maturity depending on the terms of the debenture. At September 30, 2013 and December 31, 2012, the weighted-average interest rate of Renewable Secured Debentures was 7.53% and 7.65%, respectively. The debentures are secured by assets of GWG Life and GWG Holdings. The amount outstanding under these Renewable Secured Debentures was $113,664,000 and $57,609,000 at September 30, 2013 and December 31, 2012, respectively. The difference between the amount outstanding on the Renewable Secured Debentures and the carrying amount on the consolidated balance sheets is due to the netting of unamortized deferred issuance costs and cash receipts for new issuances in process.  Amortization of deferred issuance costs was $630,000 and $1,253,000 for the three and nine months ended September 30, 2013, respectively, and $135,000 and $182,000 for the three and nine months ended September 30, 2012, respectively.  Future expected amortization of deferred financing costs is $4,541,000. Subsequent to September 30, 2013, the Company has issued approximately an additional $7,000,000 in principal amount of these secured debentures.

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

Future contractual maturities of Renewable Secured Debentures at September 30, 2013 are as follows:

Years Ending December 31,
Three months ending December 31, 2013	$7,735,000
2014	23,060,000
2015	35,467,000
2016	21,974,000
2017	6,843,000
Thereafter	18,585,000
$113,664,000

The Company entered into an indenture effective October 19, 2011 with Holdings as obligor, GWG Life as guarantor, and Bank of Utah as trustee for the benefit of the debenture holders.  The indenture has certain financial and nonfinancial covenants.  The Company was in compliance with these covenants at September 30, 2013 and December 31, 2012.

(9)       Convertible, redeemable preferred stock

The Company began offering 3,333,333 shares of convertible redeemable preferred stock (Series A preferred stock) for sale to accredited investors in a private placement on July 31, 2011. The offering of Series A preferred stock concluded on September 2, 2012 and resulted in 3,278,000 shares being issued for gross consideration of $24,582,000. As of September 30, 2013, 142,000 shares have been issued as a result of conversion of $995,000 in dividends into shares of Series A preferred stock.  The Series A preferred stock was sold at an offering price of $7.50 per share. Series A preferred stock has a preferred dividend yield of 10% per annum, and each share has the right to convert into 1.5 shares of the Company’s common stock. The Company may elect to automatically convert the Series A preferred stock to common stock as described below. Series A preferred shareholders also received three-year warrants to purchase, at an exercise price per share of $6.25, one share of common stock for every 20 shares of Series A preferred stock purchased.  The warrants are exercisable immediately. In the Certificate of Designations for the Series A preferred stock dated July 31, 2011, the Company agreed to permit preferred shareholders to sell their shares back to the Company for the stated value of $7.50 per share, plus accrued dividends, according to the following schedule:

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

At the election of the Company, the Series A preferred shares may be automatically converted into the common stock of the Company in the event of either (1) a registered offering of the Company’s common stock with the SEC aggregating gross proceeds of at least $5.0 million at a price equal to or greater than $5.50 per share of common stock, or (2) the consent of shareholders holding at least a majority of the then-outstanding shares of Series A preferred stock. As of September 30, 2013, the Company had issued 3,426,000 preferred shares resulting in gross consideration of $25,619,000 (including cash proceeds, conversion of Series I Secured notes and accrued interest on Series I notes, and conversion of preferred dividends payable). In 2013, the Company redeemed 48,000 shares valued at $357,000 resulting in 3,378,000 shares outstanding with the gross value of $25,262,000. The Company incurred Series A preferred stock issuance costs of $2,838,000, of which $2,237,000 was amortized to additional paid in capital as of September 30, 2013, resulting in a carrying amount of $24,661,000.

The Company determined that the grant date fair value of the outstanding warrants attached to the Series A preferred stock was $395,000 for warrants issued through September 30, 2013. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share upon 30 days written notice to the investors at any time after (i) the Company has completed a registration of its common stock with the SEC and (ii) the weighted-average sale price per share of common stock equals or exceeds $7.00 per share for ten consecutive trading days ending on the third business day prior to proper notice of such redemption. Total warrants outstanding as of September 30, 2013, were 831,909 with a weighted-average remaining life of 1.59 years. Total warrants outstanding at December 31, 2012, were 831,909 with a weighted-average remaining life of 2.34 years.

Dividends on the Series A preferred stock may be paid in either cash or additional shares of Series A preferred stock at the election of the holder and approval of the Company. The dividends are reported as an expense and included in the caption interest expense in the consolidated statements of operations.

The Company declared and accrued dividends of $632,000 and $625,000 during the three months ended September 30, 2013 and 2012, respectively, and $1,897,000 and $1,654,000 during the nine months ended September 30, 2013 and 2012, respectively, pursuant to a board resolution declaring the dividend.  26,000 and 23,000 shares of Series A preferred stock were issued in lieu of cash dividends in the three month periods ended September 30, 2013 and 2012, respectively, and 63,000 and 58,000 shares of Series A preferred stock were issued in lieu of cash dividends in the nine month periods ended September 30, 2013 and 2012, respectively. The shares issued in lieu of cash dividends were issued at $7.00 per share.  As of September 30, 2013, Holdings has $632,000 of accrued preferred dividends which were paid or converted to shares of Series A preferred stock on October 15, 2013.

(10)       Income taxes

For the three month ended September 30, 2013, the Company recorded income tax benefit of $657,000 or 28.7% of income before taxes, and for the nine months ended September 30, 2013, the Company recorded income tax expense of $1,711,000, or 89.8% of income before taxes, compared to the recognition of an income tax expense of $675,000, or 121.8% of income before taxes, for the three months ended September 30, 2012 and an income tax expense of $104,000, or (5.6%) of income before taxes, for the nine months ended September 30, 2012.  The primary differences between the Company’s September 30, 2013 effective tax rate and the statutory federal rate result from the accrual of preferred stock dividend expense, state taxes, and other non-deductible expenses.

The most significant temporary differences between GAAP net income and taxable net income are the treatment of interest costs with respect to the acquisition of the life insurance policies and revenue recognition with respect to the mark-to-market of life insurance portfolio.

(11)     Stock Option Plan

The company adopted the GWG Holdings, Inc. 2013 Stock Incentive Plan on March 27, 2013.  The plan shall be administered by the Board of Directors of the Company.  The Company’s Chief Executive Officer may, on a discretionary basis and without committee review or approval, grant incentives to new employees of the Company who are not Officers of the Company.  Incentives under the plan may be granted in one or a combination of the following forms: (a) incentive stock options and non-statutory stock options; (b) stock appreciation rights; (c) stock awards; (d) restricted stock; (e) restricted stock units; and (f) performance shares.  Eligible participants include officers and employees of the company, members of the Board of Directors, and consultants or other independent contractors.  2,000,000 shares are issuable under the plan.  No person shall receive grants of stock options and SARs under the plan that exceed, in the aggregate 400,000 shares of common stock in any one year.  The term of each stock option shall be determined by the committee but shall not exceed ten years.  Vested stock options may be exercised in whole or part by the holder giving notice to the Company.  The holder of the option may provide payment for the exercise price of surrender shares equal to the exercise price.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company issued stock options for 618,000 shares of common stock to employees and officers of the Company on September 5, 2013.  Options for 335,000 shares vested immediately, and the remaining options vested over three years.  The shares were issued with an exercise price of $3.76, which is equal to the estimated market price of the shares on the date of grant.

				Binomial	Forfeiture	Compensation
Grant Date	Exercise Price	Shares	Vesting	Value	Factor	Expense
9/5/2013	$3.76	335,000	Immediate	0.18	0.8700	$52,461
9/5/2013	$3.76	94,333	1 year	0.18	0.8500	$14,433
9/5/2013	$3.76	94,333	2 years	0.30	0.7225	$20,447
9/5/2013	$3.76	94,334	3 years	0.41	0.6141	$23,752

(12)     Earnings per share and pro-forma information

The Company began issuing Series A preferred stock September, 1, 2011, as described in note 9.  The Series A preferred stock is dilutive to the earnings per share calculation at September 30, 2013 and 2012.  The Company has also issued warrants to purchase common stock in conjunction with the sale of convertible preferred stock, as discussed in note 9.  The warrants are anti-dilutive at September 30, 2013 and 2012 and have not been included in the fully diluted earnings per share calculation.

(13)     Commitments

The Company entered into an office lease with U.S. Bank National Association as the landlord. The lease was effective April 22, 2012 with a term through August 31, 2015. The lease is for 8,881 square feet of office space located at 220 South Sixth Street, Minneapolis, Minnesota. The Company is obligated to pay base rent plus common area maintenance and a share of the building operating costs. Rent expenses under this and previous agreements were $149,000 and $104,000 during the nine-month periods ended September 30, 2013 and 2012, respectively.  Rent expenses under this and previous agreements were $51,000 and $31,000 during the three-month periods ended September 30, 2013 and 2012, respectively.  Minimum lease payments under the lease agreement effective April 22, 2012 are as follows:

Three months ending December 31, 2013	$25,000
2014	104,000
2015	70,000
Total	$199,000

(14)     Contingencies

Litigation - In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Opportunity Finance, LLC, owned by Jon Sabes and Steven Sabes, is subject to litigation clawback claims by the bankruptcy trustee for third-party matters for payments that may have been deemed preference payments, as well as related third-party civil claims. In addition, Jon Sabes and Steven Sabes are subject to litigation clawback claims by the bankruptcy trustee for third-party matters for payments received from Opportunity Finance that may have been deemed preference payments, as well as related third-party civil claims. If the parties are unsuccessful in defending against these claims, their equity ownership in the Company may be sold or transferred to other parties to satisfy such claims. In addition, the Company loaned $1,000,000 to Opportunity Finance, LLC in 2006, and was repaid in full plus interest of $177,000. This investment amount may also be subject to clawback claims by the bankruptcy court. These matters may also distract management and reduce the time and attention that they are able to devote to the Company’s operations.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(15)     Guarantees of secured debentures

Holdings has registered with the SEC the offer and sale $250,000,000 of secured debentures as described in note 8. The secured debentures are secured by the assets of Holdings as described in note 8 and a pledge of all the common stock by the largest shareholders. Obligations under the debentures are guaranteed by Holding’s subsidiary GWG Life. This guarantee involves the grant of a security interest in all the assets of GWG Life. GWG Life is a wholly owned subsidiary of Holdings and the payment of principal and interest on the secured debentures is fully and unconditionally guaranteed by GWG Life. Substantially all of the Company’s life insurance policies are held by DLP II, a wholly owned subsidiary of GWG Life. The policies held by DLP II are not collateral for the debenture obligations as such policies are collateral for the credit facility.

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

The following represents consolidating financial information as of September 30, 2013 and December 31, 2012, with respect to the financial position, and for the three and nine months ended September 30, 2013 and 2012 with respect to results of operations and cash flows of Holdings and its subsidiaries. The parent column presents the financial information of Holdings, the primary obligor of the secured debentures. The guarantor subsidiary column presents the financial information of GWG Life, the guarantor subsidiary of the secured debentures, presenting its investment in DLP II and Trust under the equity method. The non-guarantor subsidiaries column presents the financial information of all non-guarantor subsidiaries including DLP II and Trust.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Balance Sheets

September 30, 2013	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated
A S S E T S

Cash and cash equivalents	$31,547,700	$881,594	$-	$-	$32,429,294
Restricted cash	-	654,285	2,855,365	-	3,509,650
Investment in life settlements, at fair value	-	-	214,166,193	-	214,166,193
Other assets	317,559	341,687	5,188,626	-	5,847,872
Investment in subsidiaries	108,672,685	142,192,689	-	(250,865,374)	-
					-
TOTAL ASSETS	$140,537,944	$144,070,255	$222,210,184	$(250,865,374)	$255,953,009

L I A B I L I T I E S A N D S T O C K H O L D E R S ' E Q U I T Y (D E F I C I T)

LIABILITIES
Revolving credit facility	$-	$-	$79,000,000	$-	$79,000,000
Series I Secured notes payable	-	32,038,372	-	-	32,038,372
Secured renewable debentures	110,059,651	-	-	-	110,059,651
Interest payable	3,087,060	2,919,210	325,044	-	6,331,314
Accounts payable and other accrued expenses	472,287	439,988	692,451	-	1,604,726
Deferred taxes	7,212,233	-	-	-	7,212,233
TOTAL LIABILITIES	120,831,231	35,397,570	80,017,495	-	236,246,296

CONVERTIBLE, REDEEMABLE PREFERRED STOCK	24,660,578	-	-	-	24,660,578

STOCKHOLDERS' EQUITY (DEFICIT)
Member capital	-	108,672,685	142,192,689	(250,865,374)	-
Common stock	9,124	-	-		9,124
Additional paid-in capital	3,085,760	-	-		3,085,760
Accumulated deficit	(8,048,749)	-	-		(8,048,749)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(4,953,865)	108,672,685	142,192,689	(250,865,374)	(4,953,865)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$140,537,944	$144,070,255	$222,210,184	$(250,865,374)	$255,953,009

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Balance Sheets (continued)

December 31, 2012	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated
A S S E T S

Cash and cash equivalents	$25,035,579	$2,461,465	$-	$-	$27,497,044
Restricted cash	-	1,748,700	344,392		2,093,092
Investment in life settlements, at fair value	-	-	164,317,183	-	164,317,183
Other assets	96,994	211,592	3,732,130	-	4,040,716
Investment in subsidiaries	60,608,585	96,914,613	-	(157,523,198)	-

TOTAL ASSETS	$85,741,158	$101,336,370	$168,393,705	$(157,523,198)	$197,948,035

L I A B I L I T I E S A N D S T O C K H O L D E R S ' E Q U I T Y (D E F I C I T)

LIABILITIES
Revolving credit facility	$-	$-	$71,000,000	$-	$71,000,000
Series I Secured notes payable	-	37,844,711	-	-	37,844,711
Secured renewable debentures	55,718,950	-	-		55,718,950
Interest payable	905,017	2,444,097	128,206	-	3,477,320
Accounts payable and other accrued expenses	971,695	487,497	302,366	-	1,761,558
Deferred taxes	5,501,407	-	-	-	5,501,407
TOTAL LIABILITIES	63,097,069	40,776,305	71,430,572	-	175,303,946

CONVERTIBLE, REDEEMABLE PREFERRED STOCK	23,905,878	-	-	-	23,905,878

STOCKHOLDERS' EQUITY (DEFICIT)
Member capital	-	60,560,065	96,963,133	(157,523,198)	-
Common stock	9,989	-	-	-	9,989
Additional paid-in capital	6,971,844	-	-	-	6,971,844
Accumulated deficit	(8,243,622)	-	-	-	(8,243,622)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,261,789)	60,560,065	96,963,133	(157,523,198)	(1,261,789)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$85,741,158	$101,336,370	$168,393,705	$(157,523,198)	$197,948,035

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Operations

For the nine months ended September 30, 2013	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Contract servicing fees	$-	$2,818,309	$-	$(2,818,309)	$-
Gain on life settlements, net	-	-	21,511,182		21,511,182
Interest and other income	3,324,771	1,956,863	69,943	(1,819,655)	3,531,922

TOTAL REVENUE	3,324,771	4,775,172	21,581,125	(4,637,964)	25,043,104

EXPENSES
Origination and servicing fees	-	-	2,818,309	(2,818,309)	-
Employee compensation and benefits	2,801,017	1,300,485	-	-	4,101,502
Legal and professional fees	766,785	367,396	-	-	1,134,181
Interest expense	8,249,849	2,763,918	3,932,717	-	14,946,484
Other expenses	1,752,769	1,164,968	1,857,155	(1,819,655)	2,955,237

TOTAL EXPENSES	13,570,420	5,596,767	8,608,181	(4,637,964)	23,137,404

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(10,245,649)	(821,595)	12,972,944	-	1,905,700

EQUITY IN INCOME OF SUBSIDIARY	12,151,349	13,021,463	-	(25,172,812)	-

INCOME BEFORE INCOME TAXES	1,905,700	12,199,868	12,972,944	(25,172,812)	1,905,700

INCOME TAX EXPENSE	1,710,826	-	-		1,710,826
NET INCOME	$194,874	$12,199,868	$12,972,944	$(25,172,812)	$194,874

For the nine months ended September 30, 2012	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Contract servicing fees	$-	$1,184,627	$-	$(1,184,627)	$-
Gain on life settlements, net	-	-	10,257,537	-	10,257,537
Interest and other income	8,650	222,863	42,734	(219,671)	54,576
TOTAL REVENUE	8,650	1,407,490	10,300,271	(1,404,298)	10,312,113

EXPENSES
Origination and servicing fees	-	-	1,184,627	(1,184,627)	-
Employee compensation and benefits	-	1,862,469	-	-	1,862,469
Legal and professional fees	851,954	86,927	13,170	-	952,051
Interest expense	2,555,271	3,770,808	1,295,098	-	7,621,177
Other expenses	703,373	996,284	257,171	(219,671)	1,737,157
TOTAL EXPENSES	4,110,598	6,716,488	2,750,066	(1,404,298)	12,172,854

INCOME (LOSS) BEFORE EQUITY IN LOSS OF SUBSIDIARIES	(4,101,948)	(5,308,998)	7,550,205	-	(1,860,741)

EQUITY IN LOSS OF SUBSIDIARY	2,241,207	7,637,541	-	(9,878,748)	-

INCOME (LOSS) BEFORE INCOME TAXES	(1,860,741)	2,328,543	7,550,205	(9,878,748)	(1,860,741)

INCOME TAX EXPENSE	103,712	-	-	-	103,712
NET INCOME (LOSS)	$(1,964,453)	$2,328,543	$7,550,205	$(9,878,748)	$(1,964,453)

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Operations (continued)

For the three months ended September 30, 2013	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Contract servicing fees	$-	$1,004,107	$-	$(1,004,107)	$-
Gain on life settlements, net	-	-	5,437,580	-	5,437,580
Interest and other income	57,317	979,007	32,322	(978,719)	89,927

TOTAL REVENUE	57,317	1,983,114	5,469,902	(1,982,826)	5,527,507

EXPENSES
Origination and servicing fees	-	-	1,004,107	(1,004,107)	-
Employee compensation and benefits	587,961	512,198	-	-	1,100,159
Legal and professional fees	164,334	256,540	-	-	420,874
Interest expense	3,273,250	914,056	1,350,020	-	5,537,326
Other expenses	399,634	342,932	991,219	(978,719)	755,066

TOTAL EXPENSES	4,425,179	2,025,726	3,345,346	(1,982,826)	7,813,425

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(4,367,862)	(42,612)	2,124,556	-	(2,285,918)

EQUITY IN INCOME OF SUBSIDIARY	2,081,944	2,124,556	-	(4,206,500)	-

INCOME BEFORE INCOME TAXES	(2,285,918)	2,081,944	2,124,556	(4,206,500)	(2,285,918)

INCOME TAX BENEFIT	(656,968)	-	-		(656,968)
NET INCOME (LOSS)	$(1,628,950)	$2,081,944	$2,124,556	$(4,206,500)	$(1,628,950)

For the three months ended September 30, 2012	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Contract servicing fees	$-	$746,377	$-	$(746,377)	$-
Gain on life settlements, net	-	(229,277)	5,017,568	-	4,788,291
Interest and other income	5,601	219,670	81	(219,671)	5,681
TOTAL REVENUE	5,601	736,770	5,017,649	(966,048)	4,793,972

EXPENSES
Origination and servicing fees	-	6,500	739,877	(746,377)	-
Employee compensation and benefits	-	745,386	-	-	745,386
Legal and professional fees	196,354	41,124	13,170	-	250,648
Interest expense	1,287,059	1,074,260	441,866	-	2,803,185
Other expenses	169,274	292,730	232,171	(219,671)	474,504
TOTAL EXPENSES	1,652,687	2,160,000	1,427,084	(966,048)	4,273,723

INCOME (LOSS) BEFORE EQUITY IN LOSS OF SUBSIDIARIES	(1,647,086)	(1,423,230)	3,590,565	-	520,249

EQUITY IN LOSS OF SUBSIDIARY	2,167,335	3,619,677	-	(5,787,012)	-

INCOME BEFORE INCOME TAXES	520,249	2,196,447	3,590,565	(5,787,012)	520,249

INCOME TAX EXPENSE	633,572	-	-	-	633,572
NET INCOME (LOSS)	$(113,323)	$2,196,447	$3,590,565	$(5,787,012)	$(113,323)

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2013	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$194,874	$12,199,868	$12,972,944	$(25,172,812)	$194,874
Adjustments to reconcile net income to cash:
Equity income of subsidiaries	1,099,118	1,256,636	-	(2,355,754)	-
(Gain) loss on life settlements	-	-	(25,904,240)	-	(25,904,240)
Amortization of deferred financing and issuance costs	1,368,147	599,431	1,089,215	-	3,056,793
Deferred income taxes	1,710,826	-	-	-	1,710,826
Preferred stock issued for dividends	443,486	-	-	-	443,486
(Increase) decrease in operating assets:
Other assets	(49,033,785)	(46,664,803)	(2,830,802)	95,347,929	(3,181,461)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued expenses	1,914,318	614,418	(359,862)	-	2,168,874
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(42,303,016)	(31,994,450)	(15,032,745)	67,819,363	(21,510,848)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	-	-	(26,916,790)	-	(26,916,790)
Proceeds from settlement of life settlements	-	-	4,203,895	-	4,203,895
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(22,712,895)	-	(22,712,895)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from revolving credit facility	-	-	8,000,000	-	8,000,000
Payments for redemption of Series I Secured notes payable	-	(6,242,586)	-	-	(6,242,586)
Proceeds from issuance of debentures	62,056,755	-	-	-	62,056,755
Payments from redemption and issuance of debentures	(9,642,129)	-	-	-	(9,642,129)
Proceeds (payments) from restricted cash	-	1,094,415	(2,510,973)	-	(1,416,558)
Issuance of member capital	-	35,562,750	32,256,613	(67,819,363)	-
Repurchase of common stock	(3,252,400)	-	-		(3,252,400)
Payments for redemption of preferred stock	(347,089)	-	-		(347,089)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	48,815,137	30,414,579	37,745,640	(67,819,363)	49,155,993

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,512,121	(1,579,871)	-	-	4,932,250

CASH AND CASH EQUIVALENTS
BEGINNING OF THE PERIOD	25,035,579	2,461,465	-	-	27,497,055

END OF THE PERIOD	$31,547,700	$881,594	$-	$-	$32,429,294

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidating Statements of Cash Flows (continued)

For the nine months ended September 30, 2012	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,964,453)	$2,328,543	$7,550,205	$(9,878,748)	$(1,964,453)
Adjustments to reconcile net income (loss) to cash:
(Equity) loss of subsidiaries	(2,241,206)	(7,637,542)	-	9,878,748	-
(Gain) loss on life settlements	-	999,677	(20,871,468)	-	(19,871,791)
Amortization of deferred financing and issuance costs	182,410	946,813	174,672	-	1,303,895
Deferred income taxes	103,712	-	-	-	103,712
Accrued convertible, redeemable preferred stock dividends	636,069	-	-	-	636,069
(Increase) decrease in operating assets:
Other assets	(19,717,082)	(20,256,072)	(146,874)	41,061,553	941,525
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	334,182	1,092,292	24,484	-	1,450,958
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(22,666,368)	(22,526,289)	(13,268,981)	41,061,553	(17,400,085)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	-	-	(7,983,570)	-	(7,983,570)
Proceeds from settlement of life settlements	-	-	416,665	-	416,665
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-	(7,566,905)	-	(7,566,905)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from revolving credit facility	-	-	6,000,000	-	6,000,000
Proceeds from issuance of Series I Secured notes payable	-	50,000	-	-	50,000
Payments for redemption of Series I Secured notes payable	-	(5,311,989)	-	-	(5,311,989)
Proceeds from issuance of debentures	33,635,657	-	-	-	33,635,657
Payments for issuance of debentures	(1,627,467)	-	-	-	(1,627,467)
Proceeds (payments) from restricted cash	-	796,227	2,573,610	-	3,369,837
Issuance of member capital	-	28,799,277	12,262,276	(41,061,553)	-
Issuance of preferred stock	6,287,375	-	-	-	6,287,375
Payments for issuance of preferred stock	(1,050,633)	-	-	-	(1,050,633)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	37,244,932	24,333,515	20,835,886	(41,061,553)	41,352,780

NET INCREASE IN CASH AND CASH EQUIVALENTS	14,578,564	1,807,226	-	-	16,385,790

CASH AND CASH EQUIVALENTS
BEGINNING OF THE YEAR	1,746,456	131,893	-	-	1,878,349

END OF THE YEAR	$16,325,020	$1,939,119	$-	$-	$18,264,139

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Consolidating Statements of Cash Flows (continued)

For the three months ended September 30, 2013	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,628,950)	$2,081,944	$2,124,556	$(4,206,500)	$(1,628,950)
Adjustments to reconcile net income (loss) to cash:
Equity income of subsidiaries	2,081,944	2,124,556	-	(4,206,500)	-
(Gain) loss on life settlements	-	-	(6,960,335)	-	(6,960,335)
Amortization of deferred financing and issuance costs	630,188	165,000	330,725		1,125,913
Deferred income taxes	(655,968)	-	-		(655,968)
Preferred stock issued for dividends	185,231	-	-		185,231
(Increase) decrease in operating assets:
Other assets	(21,755,694)	(22,309,588)	500,000	43,997,953	432,671
Increase (decrease) in operating liabilities:
Accounts payable and other accrued expenses	425,529	494,915	(450,049)	-	470,395
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(20,717,720)	(17,443,173)	(4,455,103)	35,584,953	(7,031,043)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	-	-	(14,030,797)	-	(14,030,797)
Proceeds from settlement of life settlements	-	-	1,331,743	-	1,331,743
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(12,699,054)		(12,699,054)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for redemption of Series I Secured notes payable	-	(2,311,710)	-		(2,311,710)
Proceeds from issuance of debentures	19,617,094	-	-		19,617,094
Payments from redemption and issuance of debentures	(4,305,558)	-	-		(4,305,558)
Proceeds (payments) from restricted cash	-	1,847,215	(892,998)		954,217
Issuance of member capital	-	17,537,798	18,047,155	(35,584,953)	-
Payments for redemption of preferred stock	(35,285)	-	-		(35,285)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	15,276,251	17,073,303	17,154,157	(35,584,953)	13,918,758

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,441,469)	(369,870)	-	-	(5,811,339)

CASH AND CASH EQUIVALENTS
BEGINNING OF THE PERIOD	36,989,169	1,251,464	-	-	38,240,633

END OF THE PERIOD	$31,547,700	$881,594	$-	$-	$32,429,294

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

	September 30, 2013	December 31, 2012
Life insurance company	%	%

Company A	16.21	16.96
Company B	11.35	13.80
Company C	9.67	11.36

The following summarizes the number of insurance contracts held in specific states exceeding 10% of the total face value held by the Company:

	September 30, 2013	December 31, 2012
State of residence	%	%

California	28.35	28.44
Florida	14.96	11.85
New York	11.02	13.27

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with the consolidated financial statements and accompanying notes and the information contained in other sections of this report. This discussion and analysis is based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The statements in this discussion and analysis concerning expectations regarding our future performance, liquidity and capital resources, as well as other non-historical statements, are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties.  Our actual results could differ materially from those suggested or implied by any forward-looking statements. Please see the caption “Risk Relating to Forward-Looking Statements” below.

Overview

We are engaged in the emerging secondary market for life insurance policies.  We acquire life insurance policies in the secondary market from policy owners desiring to sell their policies at a discount to the face value of the insurance benefit.  Once we purchase a policy, we continue paying the policy premiums in order to ultimately collect the face value of the insurance benefit.  We generally seek to hold the individual policies to maturity, in order to ultimately collect the policy’s face value upon the insured’s mortality.  Our strategy is to build a profitable and large (greater than 300 policies) portfolio of policies that is diversified in terms of insurance carriers and the medical conditions of insureds.  We believe that diversification among insureds, insurers and medical conditions will lower our overall risk exposure, and that a larger number of individual policies (diversification in overall number) will provide our portfolio with greater actuarial stability.

In the first nine months of 2013, we recognized $11,396,000 of revenue from the receipt of $15,600,000 in policy benefits.  In addition, we recognized revenue from the change in fair value of our life insurance policies, net of premiums and carrying costs, of $10,115,000.  Interest expense, including amortization of the deferred financing costs and preferred stock dividends, was $14,946,000 for the nine months ended September 30, 2013, and selling, general and administrative expenses for the nine months ended September 30, 2013 were $8,190,000.  Income tax expense for the nine months ended September 30, 2013 was $1,711,000.  Our net income for the nine months ended September 30, 2013 was $195,000.

Critical Accounting Policies

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our judgments, estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions and conditions. We evaluate our judgments, estimates and assumptions on a regular basis and make changes accordingly. We believe that the judgments, estimates and assumptions involved in the accounting for the valuation of investments in life insurance policies have the greatest potential impact on our consolidated financial statements and accordingly believe these to be our critical accounting estimates. Below we discuss the critical accounting policies associated with these estimates as well as certain other critical accounting policies.

Ownership of Life Insurance Policies—Fair Value Option

Our primary business involves the purchasing and financing of life insurance policies. As such, we account for the purchase of life insurance policies in accordance with ASC 325-30, Investments in Insurance Contracts , which requires us to use either the investment method or the fair value method. We have elected to account for these life insurance policies as investments using the fair value method.

We initially record our purchase of life insurance policies at the transaction price, which is the amount paid for the policy, inclusive of all fees and costs associated with the acquisition. The fair value of our investment in the portfolio of insurance policies is evaluated at the end of each reporting period. Changes in the fair value of the portfolio of life insurance policies are based on periodic evaluations and are recorded as changes in fair value of life insurance policies in our consolidated and combined statement of operations. The fair value is determined as the net present value of the life insurance portfolio’s future expected cash flows that incorporates current life expectancy estimates and discount rate assumptions.

In addition to reporting our results of operations and financial condition based on the fair value of our life insurance policies as required by GAAP, management also makes calculations and evaluates our financial condition based on the weighted average expected internal rate of return of the policies and other non-GAAP financial measures. See “Non-GAAP Financial Measures” below.

Valuation of Insurance Policies

Unobservable inputs, as discussed below, are a critical component of our estimate for the fair value of our investments in life insurance policies. We currently use a probabilistic method of estimating and valuing the projected cash flows of our portfolio of life insurance policies, which we believe to be the preferred and most prevalent valuation method in the industry. In this regard, the most significant assumptions we make are the life expectancy estimates of the insureds and the discount rate applied to the projected cash flows to be derived from our portfolio.

In determining life expectancy estimates, we generally use actuarial medical reviews from independent medical underwriters. These medical underwriters summarize the health of the insured by reviewing historical and current medical records. The medical underwriters evaluate the health condition of the insured in order to produce an estimate of the insured’s mortality—a life expectancy report. In the case of a small face policy ($250,000 face value or less), we may use one life expectancy report or estimate life expectancy based on a modified methodology which does not use actuarial medical reviews from independent medical underwriters. The life expectancy estimate represents a range of probabilities for the insured’s mortality against a group of cohorts with the same age, sex and smoking status. These mortality probabilities represent a mathematical curve known as a mortality curve, which is then used to generate a series of expected cash flows from the life insurance policy over the expected lifespan of the insured. A discount rate is used to calculate the net present value of the expected cash flows. The discount rate represents the internal rate of return we expect to earn on investments in a policy or in the portfolio as a whole at the stated fair value. The discount rate used to calculate fair value of our portfolio incorporates the guidance provided by ASC 820, Fair Value Measurements and Disclosures.

The table below provides the discount rate used to estimate the fair value of the portfolio of our life insurance policies for the period ending:

September 30, 2013	December 31, 2012
11.77%	12.08%

The change in the discount rate incorporates current information about discount rates applied by other reporting companies owning portfolios of life insurance policies, discount rates observed in the life insurance secondary market, market interest rates, the credit exposure to the issuing insurance companies and our estimate of the risk premium a purchaser would require to receive the future cash flows derived from our portfolio of life insurance policies.  Because we use the discount rate to arrive at the fair value of our portfolio, the rate we choose necessarily assumes an orderly and arms-length transaction (i.e., a non-distressed transaction in which neither seller nor buyer is compelled to engage in the transaction).

We engaged a third party, Model Actuarial Pricing Systems (MAPS), to prepare a third-party valuation of our life settlement portfolio. MAPS owns and maintains the portfolio pricing software we use. MAPS processed policy data, future premium data, life expectancy estimate data, and other actuarial information we supply to calculate a net present value for our portfolio using the specified discount rate of 11.77%. MAPS independently calculated the net present value of our portfolio of 254 policies to be $214,166,000, which is the same fair value estimate we used on the balance sheet as of September 30, 2013, and furnished us with a letter documenting its calculation. A copy of such letter is filed as Exhibit 99.1 to this report.

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

We have provided a valuation allowance against the deferred tax asset related to a note receivable because we believe that, when realized for tax purposes, it will result in a capital loss that will not be utilized because we have no expectation of generating a capital gain within the applicable carryforward period. Therefore, we do not believe that it is more likely than not that the deferred tax asset will be realized.

We have also provided a valuation allowance against the deferred tax asset related to a tax basis capital loss generated with respect to its settlement and subsequent disposal of our investment in Athena Structured Funds.  As we have no expectation of generating capital gains within the applicable carry-forward period, we do not believe that it is more likely than not that the deferred asset will be realized.

A valuation allowance is required to be recognized to reduce deferred tax assets to an amount that is more likely than not to be realized. Realization of deferred tax assets depends upon having sufficient past or future taxable income in periods to which the deductible temporary differences are expected to be recovered or within any applicable carryback or carryforward periods. We believe that it is more likely than not that we will be able to realize all of our deferred tax assets other than that which is expected to result in a capital loss.

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

Risk Relating to Forward-Looking Statements

Certain matters discussed in this section of this report, and elsewhere in this report, are forward-looking statements.  We have based these forward-looking statements on our current expectations and projections about future events.  Nevertheless, these forward-looking statements are subject to risks, uncertainties and assumptions about our operations and the investments we make, including, among other things, factors discussed in the “Risk Factors” section of this report and the following:

●	changes in the secondary market for life insurance;

●	our limited operating history;

●	the valuation of assets reflected on our financial statements;

●	the reliability of assumptions underlying our actuarial models;

●	our reliance of debt financing;

●	risks relating to the validity and enforceability of the life insurance policies we purchase;

●	our reliance on information provided and obtained by third parties;

●	federal and state regulatory matters, including the effect and outcome of current regulatory investigations;

●	additional expenses, not reflected in our operating history, related to being a public reporting company;

●	competition in the secondary life insurance market;

●	the relative illiquidity of life insurance policies;

●	life insurance company credit exposure;

●	economic outlook;

●	performance of our investments in life insurance policies;

●	financing requirements;

●	litigation risks; and

●	restrictive covenants contained in borrowing agreements.

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

●
Policy Benefits Realized.  We recognize the difference between the death benefits and carrying values of the policy when an insured event has occurred and we determine that settlement and ultimate collection of the death benefits is realizable and reasonably assured. Revenue from a transaction must meet both criteria in order to be recognized.  We generally collect the face value of the life insurance policy from the insurance company within 45 days of the insured’s mortality.

●
Sale of a Life Insurance Policy or a Portfolio of Life Insurance Policies.  In an event of a sale of a policy, we recognize gain or loss as the difference between the sale price and the carrying value of the policy on the date of the receipt of payment on such sale.

●
Change in Fair Value of Life Insurance Policies.  We have elected to carry our investments in life insurance policies at fair value in accordance with ASC 325-30, Investments in Life Insurance Contracts. Accordingly, we value our investments in our portfolio of life insurance policies each reporting period in accordance with the fair value principles discussed herein, which includes the expected payment of premiums for future periods.

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

Results of Operations — Three and Nine months Ended September 30, 2013 Compared to the Same Periods in 2012

The following is our analysis of the results of operations for the periods indicated below.  This analysis should be read in conjunction with our consolidated financial statements and related notes.

Revenue. Revenue recognized from the receipt of policy benefits was $3,668,000 and $11,396,000 during the three and nine months ended September 30, 2013. Revenue recognized from the receipt of policy benefits was $4,083,000 during the three and nine months ended September 30, 2012.  Revenue recognized from the change in fair value of our life insurance policies, net of premiums and carrying costs, was $1,769,000 and $10,115,000 for the three and nine months ended September 30, 2013, and $4,788,000 and $6,174,000 for the three and nine months ended September 30, 2012.  During the nine-month period ended September 30, 2013, we purchased a higher volume of life insurance policies than we did during the same period in 2012. The change in fair value related to new policies acquired during the three and nine months ended September 30, 2013 was $6,732,000 and $19,762,000, respectively, and $3,231,000 and $4,898,000 for those acquired during the three and nine months ended September 30, 2012, respectively.  In each case, the increases in fair value were due to changes in the discount rates we use to calculate the net present value of cash flows expected from our portfolio of life insurance policies, new policies acquired during the period, and the aging of the policies. The discount rate used to estimate the fair value of the life insurance policies we own was 11.77% as of September 30, 2013, compared to 12.08% for the same date in 2012. The decrease in discount rate was due to, among other things, an increase in the size and diversity of policies held in our portfolio of life insurance policies that resulted in lower risk premium to a potential buyer of the portfolio in its entirety. The carrying value of policies acquired during each quarterly reporting period is adjusted to current value using the fair value discount rate applied to the portfolio as of that reporting date. For more information, please see “Critical Accounting Policies – Valuation of Insurance Policies” above.

Expenses. Interest expense, including amortization of the deferred financing costs, was $5,537,000 for the third quarter of 2013 and $14,946,000 for the nine months ended September 30, 2013, compared to $2,803,000 for the third quarter of 2012 and $7,621,000 for the nine months ended September 30, 2012. Year-to-date interest expense for the first nine months of 2013 has increased $7,325,000 compared to the same period in 2012. The increase in interest expense was due to increased average debt outstanding from $138,710,000 on September 30, 2012 to $225,362,000 on September 30, 2013 as well as an increase of weighted average effective interest rate associated with the revolving line of credit from 2.17% to 6.12% for the nine month periods ended September 30, 2012 and 2013, respectively.  The increase of the weighted average effective interest rate along with incurred financing costs associated with the renewal of the revolving line of credit resulted in an increase of the line of credit’s interest expense of $2,637,000.  Selling, general, and administrative expenses were $2,276,000, and $1,391,000 for the third quarter of 2013 and 2012, respectively, and $8,191,000 and $4,552,000 for the nine months ended September 30, 2013 and 2012, respectively. This represents an increase of $3,639,000 in selling, general, and administrative expenses during the first nine months of 2013 compared to the same period of 2012. This was the result of  an increase of $2,239,000 in employee expenses and benefits, $182,000 increased legal expenses, as well as $1,218,000 increase of sales and marketing costs associated with our public offering of Renewable Secured Debentures.

Income Tax Expense. For the three and nine months ended September 30, 2013, we recorded income tax benefit of $657,000 (or 28.7% of income before taxes) and income tax expense of $1,711,000 (or 89.8% of income before taxes), compared to income tax expense of $633,000 (or 121.8% of income before taxes) for the three month ended September 30, 2012 and income tax expense of $104,000 (or 5.6% of income before taxes) for the nine months ended September 30, 2012.  The primary difference between our September 30, 2013 effective tax rate and the statutory federal rate result from the accrual of preferred stock dividend expense, state taxes, and other non-deductible expenses.  Excluding the impact of the dividends and other permanent differences, the effective tax rate for the three months ended September 30, 2013 would have been 40.5%.

The most significant temporary differences between GAAP net income and taxable net income are the treatment of interest costs with respect to the acquisition of the life insurance policies and revenue recognition with respect to the mark-to-market of life insurance portfolio.

Liquidity and Capital Resources

We finance our business through a combination of policy benefit revenues, origination fees, equity offerings, debt offerings, and a credit facility. We have used our debt offerings and credit facility for a combination of policy acquisition, policy servicing, portfolio related financing, and operational expenditures. We typically charge an intercompany origination fee in the amount of one to four percent of the face value of a life insurance policy’s benefit when we acquire the related life insurance policy.  The origination fee we charge is included in the total purchase price we pay for a life insurance policy for purposes of our valuation and expected internal rate of return calculations, but is not netted against the purchase price we pay to a seller of an insurance policy. We generated cash flows of $1,004,000 and $746,000 from origination fees during the three months ended September 30, 2013 and 2012 respectively, and $2,818,000 and $1,185,000 during the nine months ended September 30, 2013 and 2012 respectively.  The higher amount in 2013 was due to a higher volume of purchases of life insurance policies compared to that in the same period of 2012.  Profit from intra-company origination fees for life insurance policies we retain is eliminated from our consolidated statements of operations. As such, the origination fees collected under our life insurance policy financing arrangements are reflected in our consolidated statements of cash flows as cash flows from financing activities as they are paid in the form of borrowings used to finance the acquisition. Our revolving bank line allows GWG DLP Funding II to borrow the funds necessary to pay origination fees to GWG Life Settlements, LLC.  Our borrowing agreements allow us to use the net proceeds from our sales of Renewable Secured Debentures for policy acquisition, which includes origination fees. See “—Cash Flows” below for further information. We determine the purchase price of life insurance policies in accordance with ASC 325-30, Investments in Insurance Contracts , using the fair value method. Under the fair value method, the initial investment is recorded at the transaction price.  Since the origination fees are paid from a wholly owned subsidiary to the parent company, these fees are not included in the transaction price for our consolidated financial statements. For further discussion on our accounting policies for life settlements, please refer to note 1 to our consolidated financial statements.

As of September 30, 2013, we had approximately $32.7 million in combined available cash and available borrowing base surplus capacity under our revolving credit facility for the purpose of paying premiums on existing policies, paying portfolio servicing expenses, and paying principal and interest on our outstanding financing obligations.

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

In June 2011, we registered a $250.0 million debt offering of our Renewable Secured Debentures with the SEC, which registration became effective on January 31, 2012. As of September 30, 2013, we had received $114.6 million in subscriptions for our Renewable Secured Debentures, including $0.9 million of subscriptions in process.

Our wholly owned subsidiary, GWG Life Settlements, LLC, or GWG Life, issued Series I Secured notes beginning in November 2009 on a private placement basis to accredited investors only. This offering was closed in November 2011.  As of September 30, 2013, we had approximately $32.6 million in principal amount of Series I Secured notes outstanding.

The weighted-average interest rate of our outstanding Series I Secured notes as of September 30, 2013 was 8.30% and the weighted-average maturity at that date was 2.54 years.  The Series I Secured notes have renewal features.  Since we first issued our Series I Secured notes, we have experienced $103,436,000 in maturities, of which $79,402,000 has renewed for an additional term as of September 30, 2013. This has provided us with an aggregate renewal rate of approximately 77% for investments in our subsidiary secured notes. Future contractual maturities of Series I Secured notes payable at September 30, 2013 are as follows:

Years Ending December 31,
Three months ending December 31, 2013	$4,189,000
2014	14,901,000
2015	6,675,000
2016	2,030,000
2017	4,085,000
Thereafter	818,000
$32,698,000

The weighted-average interest rate of our outstanding Renewable Secured Debentures as of September 30, 2013 was 7.53% and the weighted-average maturity at that date was 3.78 years.  Our Renewable Secured Debentures have renewal features.  Since we first issued our Renewable Secured Debentures, we have experienced $20,018,000 in maturities, of which $13,542,000 has renewed for an additional term as of September 30, 2013.  This has provided us with an aggregate renewal rate of approximately 68% for investments in our Renewable Secured Debentures. Future contractual maturities of Renewable Secured Debentures at September 30, 2013 are as follows:

Years Ending December 31,
Three months ending December 31, 2013	$7,735,000
2014	23,060,000
2015	35,467,000
2016	21,974,000
2017	6,843,000
Thereafter	18,585,000
$113,664,000

The Renewable Secured Debentures and Series I Secured notes are secured by all our assets, and are subordinate to our revolving credit facility with Autobahn/DZ Bank.  The Renewable Secured Debentures and Series I Secured notes are pari passu with respect to our assets pursuant to an inter-creditor agreement (see notes 7 and 8 to our consolidated financial statements).

We maintain a $100 million revolving credit facility with Autobahn/DZ Bank through our wholly owned subsidiary GWG DLP Funding II, or DLP Funding II. As of September 30, 2013, we had $79.0 million outstanding under the revolving credit facility and maintained an available borrowing base surplus of $0.3 million (see note 6 to our consolidated financial statements).

We expect to meet our ongoing operational capital needs through a combination of policy benefit revenues, origination fees, and proceeds from financing transactions. We expect to meet our policy acquisition, servicing, and financing capital needs principally from the receipt of policy benefit revenues from our portfolio of life insurance policies, net proceeds from our offering of Renewable Secured Debentures, and from our revolving credit facility. Because we only receive origination fees when we purchase a policy, our receipt of those fees is contingent upon our consummation of policy purchases, which is, in turn, contingent upon our receipt of external funding. Despite recent adverse capital market conditions, including a prolonged credit crisis, we have demonstrated continued access to credit and financing markets.  Furthermore, we expect to begin receiving insurance benefit payments on our portfolio of life insurance policies as the average age of the insureds increase and mortality events occur over time—which we expect to begin more significantly in 2015 and steadily increasing until 2018. As a result of the foregoing, we estimate that our liquidity and capital resources are sufficient for our current and projected financial needs. Nevertheless, if we are unable to continue our offering of Renewable Secured Debentures for any reason (or if we become unsuccessful in selling debentures), and we are unable to obtain capital from other sources, we expect that our business would be materially and adversely affected. In addition, our business would be materially and adversely affected if we did not receive the policy benefits we forecast and if holders of our Renewable Secured Debentures or Series I Secured notes failed to renew with the frequency we have historically experienced. In such a case, we could be forced to sell our investments in life insurance policies, in order to service or satisfy our debt-related obligations and continue to pay policy premiums.

Capital expenditures have historically not been material and we do not anticipate making material capital expenditures in 2013 or beyond.

Debt Financings Summary

We had the following outstanding debt balances as of September 30, 2013:

Issuer/Borrower	Principal Amount Outstanding	Weighted Average Interest Rate
GWG Holdings, Inc. - Renewable Secured Debentures	$113,664,000	7.53%
GWG Life Settlements, LLC -Series I Notes, secured	32,698,000	8.30%
GWG DLP Funding II, LLC - Revolving credit facility	79,000,000	6.19%
Total	$225,362,000	7.17%

Our total revolving credit facility and other indebtedness balance as of September 30, 2013 was $225,362,000. The total outstanding face amount under our Series I Secured notes outstanding at September 30, 2013 was $32,698,000, less unamortized selling costs of $660,000, resulting in a carrying amount of $32,038,000.  The total outstanding face amount of Renewable Secured Debentures outstanding at September 30, 2013 was $113,664,000 plus $937,000 of subscriptions in process, less unamortized selling costs of $4,541,000, resulting in a carrying amount of $110,060,000.  The total outstanding under our revolving credit facility at September 30, 2013 was $79,000,000. The fair value of our investments in life insurance assets of $214,166,000 plus our cash balance of $32,429,000 and our restricted cash balance of $3,510,000, totaled $250,105,000, representing an excess of life insurance assets over secured indebtedness of $24,743,000 at September 30, 2013. The Renewable Secured Debentures and Series I Secured notes are secured by all our assets and are structurally subordinate to our ownership of DLP Funding II, and the revolving credit facility with Autobahn/DZ Bank.  The Renewable Secured Debentures and Series I Secured notes are pari passu with respect to shared collateral pursuant to an inter-creditor agreement.

The following forward-looking table seeks to illustrate the impact of the sale of our portfolio of life insurance assets at various discount rates in order to satisfy our debt obligations as of September 30, 2013.  In all cases, the sale of the life insurance assets owned by DLP Funding II will be used first to satisfy all amounts owing under the revolving credit facility with Autobahn/ DZ Bank.  The net sale proceeds remaining after satisfying all obligations under the revolving credit facility would be applied to Renewable Secured Debentures and Series I Secured Notes on a pari passu basis.

As of September 30, 2013
Portfolio Discount Rate	11%	12%	13%	14%	15%

Value of portfolio	$223,459,107	$211,505,455	$200,509,302	$190,372,948	$181,010,522
Cash and cash equivalents	35,938,944	35,938,944	35,938,944	35,938,944	35,938,944
Total assets	259,398,051	247,444,399	236,448,246	226,311,892	216,949,466
Revolving credit facility Autobahn/DZ Bank	79,000,000	79,000,000	79,000,000	79,000,000	79,000,000
Net after revolving credit facility	180,398,051	168,444,399	157,448,246	147,311,892	137,949,466
Series I Secured notes and Renewable Secured Debentures	146,361,603	146,361,603	146,361,603	146,361,603	146,361,603
Net after Series I Secured notes and Renewable Secured Debentures	34,036,448	22,082,797	11,086,644	950,290	(8,412,137)
Impairment to Series I Secured notes and Renewable Secured Debentures	No impairment	No impairment	No impairment	No impairment	Impairment

The table illustrates that our ability to fully satisfy amounts owing under the Renewable Secured Debentures and Series I Secured Notes would likely be impaired upon the sale of all our life insurance assets at a price equivalent to a discount rate of approximately 14.10% or higher.  The discount rates used to calculate the fair value of our portfolio for mark-to-market accounting were 11.77% as of September 30, 2013, and 12.08% as of December 31, 2012.  The table does not include any allowance for transactional fees and expenses associated with a portfolio sale (which expenses and fees could be substantial), and is provided to demonstrate how various discount rates used to value our portfolio could affect our ability to satisfy amounts owing under our debt obligations (including the debentures), in light of our senior secured lender’s right to priority payments. You should read the above table in conjunction with the information contained in other sections of this report, including our discussion of discount rates included under the “—Critical Accounting Policies – Valuation of Insurance Policies” caption above.  This discussion and analysis is based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The forward-looking presentation above is subject to numerous risks and uncertainties.  Our actual results could differ materially from those suggested or implied by the above table.  Please see the caption “Risk Relating to Forward-Looking Statements” above.

Cash Flows

The payment of premiums and servicing costs to maintain life insurance policies represents our most significant requirement for cash disbursement. When a policy is purchased, we are able to calculate the minimum premium payments required to maintain the policy in-force. Over time as the insured ages, premium payments will increase; however, the probability of actually needing to pay the premiums decreases since mortality becomes more likely. These scheduled premiums and associated probabilities are factored into our expected internal rate of return and cash-flow modeling described herein. Beyond premiums, we incur policy servicing costs, including annual trustee and tracking costs, and debt servicing costs, including principal and interest payments. Until we receive a stable amount of proceeds from the policy benefits, we intend to pay these costs from our credit facility, when permitted, and through the issuance of debt securities, including Renewable Secured Debentures.

For the quarter end dates set forth below, the following table illustrates the total amount of face value of policy benefits owned, and the trailing 12 months of  life insurance policy benefits collected  and premiums paid on our portfolio.  The trailing 12-month benefits/premium coverage ratio indicates the ratio of policy benefits received to premiums paid over the trailing 12-month period from our portfolio of life insurance policies.

Quarter End Date	Portfolio Face Amount	12-Month Trailing Benefits Collected	12-Month Trailing Premiums Paid	12-Month Trailing Benefits/Premium Coverage Ratio
March 31, 2012	$482,455000	$4,203,000	$14,977,000	28.06%
June 30, 2012	489,255,000	8,703,000	15,412,000	56.47%
September 30, 2012	515,661,000	7,833,000	15,837,000	49.46%
December 31, 2012	572,245,000	7,350,000	16,597,000	44.28%
March 31, 2013	639,755,000	11,350,000	18,044,000	62.90%
June 30, 2013	650,655,000	13,450,000	19,182,000	70.11%
September 30, 2013	$705,069,000	$18,450,000	$20,279,000	90.98%

We believe that the portfolio cash flow results set forth above are consistent with our investment thesis: That the life insurance policy benefits we receive will continue to increase over time in relation to the premiums we are required to pay on the remaining polices in the portfolio.  As our receipt of life insurance policy benefits continues to increase, we expect to begin servicing and paying down our outstanding indebtedness, or alternatively purchasing additional life insurance policies, from these cash flows.  As indicated above under “Liquidity and Capital Resources,” we presently expect that by 2015, the cash inflows from the receipt of policy benefits will exceed the premium obligations on the remaining life insurance policies held within the portfolio.  See “Business—Portfolio Management.”

The amount of payments for anticipated premiums and servicing costs that we will be required to make over the next five years to maintain our current portfolio is set forth in the table below.

Year	Premiums and Servicing
Three months ending December 31, 2013	$6,040,000
2014	22,997,000
2015	24,835,000
2016	27,217,000
2017	30,269,000
Total	$111,358,000

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

Off-Balance Sheet Arrangements

Operating Lease - We entered into an office lease with U.S. Bank National Association as the landlord. The lease was effective April 22, 2012 with a term through August 31, 2015. The lease is for 8,881 square feet of office space located at 220 South Sixth Street, Minneapolis, Minnesota. We are obligated to pay base rent plus common area maintenance and a share of the building operating costs. Minimum lease payments under the lease are as follows:

Three months ending December 31, 2013	$25,000
2014	$104,000
2015	$70,000
Total	$199,000

Credit Risk

We review the credit risk associated with our portfolio of life insurance policies when estimating its fair value. In evaluating the policies’ credit risk we consider insurance company solvency, credit risk indicators, economic conditions, ongoing credit evaluations, and company positions. We attempt to manage our credit risk related to life insurance policies typically by purchasing policies issued only from companies with an investment grade credit rating by either Standard & Poor’s, Moody’s, or A.M. Best Company.  As of September 30, 2013, 99.60% of our life insurance policies, by face value benefits, were issued by companies that maintained an investment grade rating (BBB- or better) by Standard & Poor’s.

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

GAAP-based fair value requires us to mark-to-market our investments in life insurance policies, which by its nature, is based upon Level 3 measurements that are unobservable.  As a result, this accounting treatment imports financial market volatility and subjective inputs into our financial reporting. We believe this type of accounting reporting is at odds with one of the key attractions for purchasing and owning a portfolio life insurance policies: The non-correlated nature of the returns to be derived from such policies. Therefore, in contrast to a GAAP-based fair valuation, we seek to measure the accrual of the actuarial gain occurring within the portfolio of life insurance policies at their expected internal rate of return based on statistical mortality probabilities for the insureds (using primarily the insured’s age, sex and smoking status). The expected internal rate of return tracks actuarial gain occurring within the policies according to a mortality table as the insureds’ age increases.  By comparing the actuarial gain accruing within our portfolio of life insurance policies against our costs during the same period, we can estimate, manage and evaluate the overall financial profitability of our business without regard to mark-to-market volatility. We use this information to balance our life insurance policy purchasing and manage our capital structure, including the issuance of debt and utilization of our other sources of capital, and to monitor our compliance with borrowing covenants. We believe that these non-GAAP financial measures provide information that is useful for investors to understand period-over-period operating results separate and apart from fair value items that may, or could, have a disproportionately positive or negative impact on results in any particular period.

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

	Three Months Ended September 30,		Nine months Ended September 30,
	2013	2012	2013	2012
GAAP net income (loss)	$(1,629,000)	$(113,000)	$195,000	$(1,964,000)
Unrealized fair value gain (1)	(6,960,000)	(8,882,000)	(25,904,000)	(19,872,000)
Adjusted cost basis increase (2)	9,360,000	6,475,000	28,256,000	19,407,000
Accrual of unrealized actuarial gain (3)	5,208,000	4,598,000	15,406,000	12,437,000
Total adjusted non-GAAP income (4)	$5,979,000	$2,078,000	$17,953,000	$10,008,000

(1)	Reversal of unrealized fair value gain of life insurance policies for current period.
(2)	Adjusted cost basis is increased to include those acquisition and servicing expenses which are not capitalized by GAAP.
(3)	Accrual of actuarial gain at expected internal rate of return based on investment cost basis for the period.
(4)	We must maintain an annual positive consolidated net income, calculated on a non-GAAP basis, to maintain compliance with our revolving credit facility with DZ Bank/Autobahn.

Below is a full non-GAAP statement of operations in the form that we prepare and use internally to assess our performance, and that we provide to Autobahn/DZ Bank in satisfaction of certain covenants under our revolving credit facility.

Non-GAAP statement of operations:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Income
Investments in life settlement contracts (Unrealized)	$5,208,000	$4,598,000	15,406,000	12,437,000
Investments in life settlement contracts (Realized)	3,668,000	-	11,396,000	4,083,000
Origination fees and other income	239,000	654,000	4,950,000	1,142,000
Total Income	9,115,000	5,252,000	31,752,000	17,662,000

Expenses
Operations	2,909,000	1,572,000	10,088,000	6,246,000
Facility, Series I secured notes and renewable secured debentures marketing and deferred financing costs	883,000	394,000	2,000,000	1,304,000
Total Expenses	3,792,000	1,966,000	12,088,000	7,550,000
Net income before tax	5,323,000	3,286,000	19,664,000	10,112,000

Income tax expense (benefit)	(656,000)	1,208,000	1,711,000	104,000

Net Income	5,979,000	2,078,000	17,953,000	10,008,000

Income per share
Basic and diluted	$0.66	$0.21	$1.84	$1.00
Fully diluted assuming conversion of preferred stock	$0.40	$0.15	$1.15	$0.67

Weighted average shares outstanding
Basic and diluted	9,124,000	9,978,250	9,735,425	9,989,000
Fully diluted assuming conversion of preferred stock	14,978,001	14,154,546	15,607,894	14,991,360

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

	As of September 30, 2013	As of December 31, 2012
GAAP net worth (1)	$19,706,000	$22,644,000
Less intangible assets	(5,989,000)	(3,650,000)
GAAP tangible net worth	13,717,000	18,994,000
Unrealized fair value gain (2)	(101,310,000)	(75,406,000)
Adjusted cost basis increase (3)	95,118,000	67,123,000
Accrual of unrealized actuarial gain (4)	43,250,000	27,845,000
Total adjusted non-GAAP tangible net worth (5)	$50,775,000	$38,556,000

(1)	Includes termination of redeemable member’s interest prior to corporate conversion and preferred stock classified as temporary equity.
(2)	Reversal of cumulative unrealized fair value gain or loss of life insurance policies.
(3)	Adjusted cost basis is increased by acquisition and servicing expenses which are not capitalized under GAAP.
(4)	Accrual of cumulative actuarial gain at expected internal rate of return based on investment cost basis.
(5)	We must maintain a total adjusted non-GAAP tangible net worth of $15 million to maintain compliance with our revolving credit facility with DZ Bank/Autobahn.

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

	As of September 30, 2013	As of December 31, 2012
Weighted-average expected IRR (1)	12.13%	12.84%
Weighted-average revolving credit facility interest rate (2)	6.19%	2.02%
Excess spread (3)	5.94%	10.82%
Total weighted-average interest rate on indebtedness for borrowed money (4)	7.17%	5.39%
Total excess spread	4.96%	7.45%

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

Investment Cost Basis	As of September 30, 2013	As of December 31, 2012
GAAP fair value	$214,166,000	$164,317,000
Unrealized fair value gain (A)	(101,310,000)	(75,406,000)
Adjusted cost basis increase (B)	95,118,000	67,123,000
Investment cost basis (C)	$207,974,000	$156,034,000

(A)	This represents the reversal of cumulative unrealized GAAP fair value gain of life insurance policies.
(B)	Adjusted cost basis is increased to include those acquisition and servicing expenses that are not capitalized by GAAP.
(C)	This is the full cash investment cost basis in life insurance policies from which our expected internal rate of return is calculated.

(2)	This is the weighted-average revolving credit relating to our revolving credit facility interest rate as of the measurement date.
(3)	We must maintain an excess spread of 2.00% relating to our revolving credit facility to maintain compliance under such facility.
(4)	Represents the weighted-average interest rate paid on all outstanding indebtedness as of the measurement date, determined as follows:

Outstanding Indebtedness	As of September 30, 2013	As of December 31, 2012
Revolving credit facility	$79,000,000	$71,000,000
Series I Subsidiary secured notes	32,698,000	38,570,000
Renewable Secured Debentures	113,664,000	57,609,000
Total	$225,362,000	$167,179,000

Interest Rates on Indebtedness
Revolving credit facility	6.19%	2.02%
Series I subsidiary secured notes	8.30%	8.22%
Renewable Secured Debentures	7.53%	7.65%
Weighted-average interest rates on indebtedness	7.17%	5.39%

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

	As of September 30, 2013	As of December 31, 2012
Life insurance portfolio policy benefits	$705,069,000	$572,246,000
Discount rate of future cash flows	7.17%	5.39%
Net present value of life insurance portfolio policy benefits	$280,319,000	$248,702,000
Cash and cash equivalents	35,939,000	29,590,000
Total Coverage	316,258,000	278,292,000

Revolving credit facility	79,000,000	71,000,000
Series I Subsidiary secured notes	32,698,000	38,570,000
Renewable Secured Debentures	113,664,000	57,609,000
Total Indebtedness	$225,362,000	$167,179,000

Debt Coverage Ratio	71.26%	60.07%
Subordination Ratio	24.98%	25.51%

As of September 30, 2013, we were in compliance with both the debt coverage ratio and the subordination ratio as required under our related financing agreements for Renewable Secured Debentures and Series I subsidiary secured notes.

Our Portfolio

Our portfolio of life insurance policies, owned by our subsidiaries as of September 30, 2013, is summarized below:

Life Insurance Portfolio Summary

Total portfolio face value of policy benefits	$705,069,000
Average face value per policy	$2,776,000
Average face value per insured life	$3,039,000
Average age of insured (yrs.) *	81.9
Average life expectancy estimate (yrs.) *	7.41
Total number of policies	254
Demographics	66% Males; 34% Females
Number of smokers	No insureds are smokers
Largest policy as % of total portfolio	1.42%
Average policy as % of total portfolio	0.39%
Average Annual Premium as % of face value	3.18%

*  Averages presented in the table are weighted averages. Standard life expectancy as adjusted for insured’s specific circumstances where an updated life expectancy estimate has not been obtained.

Our portfolio of life insurance policies, owned by our subsidiaries as of September 30, 2013, organized by the insured’s current age and the associated policy benefits, is summarized below:

Distribution of Policy Benefits by Current Age of Insured

Min Age	Max Age	Policy Benefits	Distribution
65	69	$5,156,000	0.73%
70	74	49,017,000	6.95%
75	79	195,961,000	27.79%
80	84	230,935,000	32.76%
85	89	207,429,000	29.42%
90	95	16,571,000	2.35%
Total		$705,069,000	100.00%

Our portfolio of life insurance policies, owned by our subsidiaries as of September 30, 2013, organized by the insured’s current age and number of policies owned, is summarized below:

Distribution of Policies by Current Age of Insured

Min Age	Max Age	Policies	Distribution
65	69	5	1.97%
70	74	18	7.09%
75	79	64	25.19%
80	84	86	33.86%
85	89	73	28.74%
90	95	8	3.15%
Total		254	100.00%

Our portfolio of life insurance policies, owned by our subsidiaries as of September 30, 2013, organized by the insured’s estimated life expectancy estimates and associated policy benefits, is summarized below:

Distribution of Policy Benefits by Current Life Expectancy Estimates of Insured

Min LE (Months)	Max LE (Months)	Policy Benefits	Distribution
144	177	$24,200,000	3.43%
120	143	79,415,000	11.26%
96	119	191,835,000	27.21%
72	95	198,319,000	28.13%
48	71	157,001,000	22.27%
24	47	54,299,000	7.70%
Total		$705,069,000	100.00%

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

Our portfolio of life insurance policies, owned by our subsidiaries as of September 30, 2013, organized by the primary disease categories of the insured and associated policy benefits, is summarized below:

Distribution of Policy Benefits by Primary Disease Category

Primary Disease Category	Policy Benefits	Distribution
Cancer	$44,400,000	6.30%
Cardiovascular	147,838,000	20.97%
Cerebrovascular	36,985,000	5.24%
Dementia	34,399,000	4.88%
Diabetes	39,067,000	5.54%
Multiple	170,810,000	24.23%
Neurological Disorders	13,000,000	1.84%
No Disease	69,986,000	9.93%
Other	96,884,000	13.74%
Respiratory Diseases	51,700,000	7.33%
Total Policy Benefits	$705,069,000	100.00%

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

As of September 30, 2013,  99.60% of insurance companies in our portfolio hold an investment-grade rating by Standard & Poor’s (BBB- or better), and the face value of policy benefits issued by one life insurance company with in the portfolio was 16.21%.  Of the 40 insurance companies that insure the policies we own, ten companies insure approximately 74.07% of total face value of insurance benefits and the remaining thirty one insurance companies insure the remaining approximately 25.93% of total face value of insurance benefits. The concentration risk of our ten largest insurance company holdings as of September 30, 2013 is set forth in the table below.

Rank	Policy Benefits	Percentage of Policy Benefit Amt.	Insurance Company	Ins. Co. S&P Rating
1	$114,280,000	16.21%	AXA Equitable Life Insurance Company	A+
2	$79,995,000	11.35%	John Hancock Life Insurance Company (U.S.A)	AA-
3	$68,193,000	9.67%	Transamerica Life Insurance Company	AA-
4	$55,769,000	7.91%	Jefferson-Pilot Life Insurance Company	AA-
5	$51,215,000	7.26%	ING Life Insurance and Annuity Company	A-
6	$38,250,000	5.43%	American General Life Insurance Company	A+
7	$37,735,000	5.35%	Massachusetts Mutual Life Insurance Company	AA+
8	$29,000,000	4.11%	Pacific Life Insurance Company	A+
9	$25,450,000	3.61%	West Coast Life Insurance Company	AA-
10	$22,333,000	3.17%	Metropolitan Life Insurance Company	AA-

Life Insurance Portfolio Detail
(as of September 30, 2013)

Face Amount	Gender	Age (1)	LE (2)	Carrier	S&P
$1,100,000	M	93	34.3	ING Life Insurance and Annuity Company	A-
$4,000,000	M	92	41.2	MetLife Investors USA Insurance Company	AA-
$1,770,726	F	92	38.8	Aviva Life Insurance Company	A-
$3,200,000	M	92	75.0	West Coast Life Insurance Company	AA-
$1,000,000	F	91	47.8	Transamerica Life Insurance Company	AA-
$1,000,000	F	90	26.9	American General Life Insurance Company	A+
$2,500,000	M	90	34.4	Columbus Life Insurance Company	AA
$2,000,000	F	90	35.9	Pruco Life Insurance Company	AA-
$5,000,000	F	89	70.2	American General Life Insurance Company	A+
$5,000,000	F	89	40.0	John Hancock Life Insurance Company (U.S.A)	AA-
$1,000,000	F	89	51.6	Protective Life Insurance Company	AA-
$5,000,000	M	88	47.1	John Hancock Life Insurance Company (U.S.A)	AA-
$3,500,000	F	88	74.2	John Hancock Life Insurance Company (U.S.A)	AA-
$3,100,000	F	88	50.1	Lincoln Benefit Life Company	BBB+
$1,500,000	F	88	80.3	Jefferson-Pilot Life Insurance Company	AA-
$3,000,000	F	88	49.6	Jefferson-Pilot Life Insurance Company	AA-
$5,000,000	F	88	56.6	ING Life Insurance and Annuity Company	A-
$5,000,000	F	88	33.6	Lincoln National Life Insurance Company	AA-
$1,000,000	M	88	20.9	ING Life Insurance and Annuity Company	A-
$1,203,520	M	88	59.7	Columbus Life Insurance Company	AA
$1,350,000	F	88	52.1	Jefferson-Pilot Life Insurance Company	AA-
$600,000	F	88	59.1	Columbus Life Insurance Company	AA
$5,000,000	F	87	52.1	Massachusetts Mutual Life Insurance Company	AA+
$2,500,000	F	87	64.7	American General Life Insurance Company	A+
$2,500,000	M	87	50.6	Pacific Life Insurance Company	A+
$1,000,000	F	87	67.6	United of Omaha Life Insurance Company	A+
$2,500,000	F	87	70.6	AXA Equitable Life Insurance Company	A+
$2,500,000	F	87	70.6	AXA Equitable Life Insurance Company	A+

Face Amount	Gender	Age (1)	LE (2)	Carrier	S&P
$8,985,000	M	87	44.2	Massachusetts Mutual Life Insurance Company	AA+
$715,000	F	87	77.7	Jefferson-Pilot Life Insurance Company	AA-
$2,225,000	F	87	88.4	Transamerica Life Insurance Company	AA-
$2,000,000	F	87	39.3	American General Life Insurance Company	A+
$3,500,000	F	87	67.3	Lincoln National Life Insurance Company	AA-
$1,682,773	M	86	77.3	Hartford Life and Annuity Insurance Company	BBB+
$500,000	F	86	58.1	Sun Life Assurance Company of Canada (U.S.)	BBB
$250,000	M	86	78.9	Metropolitan Life Insurance Company	AA-
$4,000,000	F	86	86.5	Transamerica Life Insurance Company	AA-
$5,000,000	M	86	78.0	AXA Equitable Life Insurance Company	A+
$1,500,000	M	86	53.6	John Hancock Life Insurance Company (U.S.A)	AA-
$1,500,000	M	86	53.6	John Hancock Life Insurance Company (U.S.A)	AA-
$5,000,000	F	86	47.5	Penn Mutual Life Insurance Company	A+
$1,000,000	M	86	71.3	AXA Equitable Life Insurance Company	A+
$500,000	M	86	78.2	Lincoln National Life Insurance Company	AA-
$4,785,380	F	86	55.1	John Hancock Life Insurance Company (U.S.A)	AA-
$1,803,455	F	86	67.6	Metropolitan Life Insurance Company	AA-
$1,529,270	F	86	67.6	Metropolitan Life Insurance Company	AA-
$5,000,000	M	86	57.2	John Hancock Life Insurance Company (U.S.A)	AA-
$3,000,000	F	86	99.6	Massachusetts Mutual Life Insurance Company	AA+
$200,000	M	86	66.2	Lincoln Benefit Life Company	BBB+
$4,445,467	M	86	85.2	Penn Mutual Life Insurance Company	A+
$1,500,000	M	86	69.2	Union Central Life Insurance Company	A+
$7,500,000	M	86	49.0	Jefferson-Pilot Life Insurance Company	AA-
$100,000	M	86	37.1	Protective Life Insurance Company	AA-
$100,000	M	86	37.1	Protective Life Insurance Company	AA-
$100,000	M	86	37.1	Protective Life Insurance Company	AA-
$3,600,000	F	86	75.1	AXA Equitable Life Insurance Company	A+
$2,000,000	M	86	55.4	John Hancock Life Insurance Company (U.S.A)	AA-
$3,000,000	M	86	52.8	American General Life Insurance Company	A+
$1,000,000	M	85	77.5	John Hancock Life Insurance Company (U.S.A)	AA-
$2,000,000	M	85	77.5	John Hancock Life Insurance Company (U.S.A)	AA-
$5,000,000	M	85	65.1	Jefferson-Pilot Life Insurance Company	AA-

Face Amount	Gender	Age (1)	LE (2)	Carrier	S&P
$5,000,000	F	85	74.4	Transamerica Life Insurance Company	AA-
$3,000,000	M	85	56.9	Transamerica Life Insurance Company	AA-
$1,200,000	M	85	76.7	Transamerica Life Insurance Company	AA-
$6,000,000	F	85	73.3	Sun Life Assurance Company of Canada (U.S.)	BBB
$3,000,000	M	85	99.2	AXA Equitable Life Insurance Company	A+
$5,570,000	F	85	65.5	ING Life Insurance and Annuity Company	A-
$5,570,000	F	85	65.5	ING Life Insurance and Annuity Company	A-
$1,000,000	F	85	51.9	New York Life Insurance Company	AA+
$10,000,000	F	85	89.7	West Coast Life Insurance Company	AA-
$2,500,000	M	85	64.2	Transamerica Life Insurance Company	AA-
$1,000,000	F	85	55.6	West Coast Life Insurance Company	AA-
$2,000,000	F	85	55.6	West Coast Life Insurance Company	AA-
$800,000	M	85	65.0	National Western Life Insurance Company	A
$5,000,000	M	85	78.5	Lincoln National Life Insurance Company	AA-
$1,000,000	F	85	43.4	John Hancock Life Insurance Company (U.S.A)	AA-
$4,513,823	F	85	39.0	Aviva Life Insurance Company	A-
$2,000,000	M	85	117.5	ING Life Insurance and Annuity Company	A-
$2,000,000	M	85	117.5	ING Life Insurance and Annuity Company	A-
$2,000,000	M	85	117.5	ING Life Insurance and Annuity Company	A-
$2,000,000	F	85	92.4	U.S. Financial Life Insurance Company	A+
$1,365,000	F	84	102.8	Transamerica Life Insurance Company	AA-
$1,000,000	F	84	102.3	ING Life Insurance and Annuity Company	A-
$1,000,000	M	84	58.9	Massachusetts Mutual Life Insurance Company	AA+
$2,000,000	M	84	100.1	Transamerica Life Insurance Company	AA-
$8,500,000	M	84	98.8	Massachusetts Mutual Life Insurance Company	AA+
$1,000,000	M	84	39.9	Transamerica Life Insurance Company	AA-
$500,000	M	84	99.6	Metropolitan Life Insurance Company	AA-
$2,000,000	M	84	78.4	Jefferson-Pilot Life Insurance Company	AA-
$3,000,000	F	84	88.7	Transamerica Life Insurance Company	AA-
$1,800,000	M	84	54.3	John Hancock Variable Life Insurance Company	AA-
$2,000,000	M	84	77.3	AXA Equitable Life Insurance Company	A+
$1,750,000	M	84	77.3	AXA Equitable Life Insurance Company	A+
$2,000,000	M	84	44.2	Transamerica Life Insurance Company	AA-

Face Amount	Gender	Age (1)	LE (2)	Carrier	S&P
$1,500,000	M	83	65.2	Transamerica Life Insurance Company	AA-
$1,500,000	F	83	127.2	Lincoln Benefit Life Company	BBB+
$3,750,000	M	83	92.1	AXA Equitable Life Insurance Company	A+
$1,000,000	M	83	74.0	John Hancock Life Insurance Company (U.S.A)	AA-
$2,000,000	F	83	102.3	AXA Equitable Life Insurance Company	A+
$1,000,000	M	83	70.9	ING Life Insurance and Annuity Company	A-
$3,000,000	F	83	95.4	Sun Life Assurance Company of Canada (U.S.)	BBB
$829,022	F	83	44.2	Hartford Life and Annuity Insurance Company	BBB+
$1,500,000	M	83	72.0	AXA Equitable Life Insurance Company	A+
$5,000,000	M	83	87.8	ING Life Insurance and Annuity Company	A-
$1,500,000	M	83	65.2	ING Life Insurance and Annuity Company	A-
$1,500,000	M	83	65.2	ING Life Insurance and Annuity Company	A-
$500,000	M	83	56.3	Genworth Life Insurance Company	A-
$1,000,000	M	83	46.5	John Hancock Life Insurance Company (U.S.A)	AA-
$4,000,000	F	83	59.4	ING Life Insurance and Annuity Company	A-
$5,000,000	F	83	111.6	American General Life Insurance Company	A+
$3,500,000	F	83	127.6	Lincoln Benefit Life Company	BBB+
$5,000,000	F	82	114.9	AXA Equitable Life Insurance Company	A+
$1,000,000	F	82	95.3	John Hancock Life Insurance Company (U.S.A)	AA-
$6,000,000	F	82	130.3	American General Life Insurance Company	A+
$5,000,000	M	82	90.2	AXA Equitable Life Insurance Company	A+
$2,000,000	M	82	54.8	National Life Insurance Company	A
$4,200,000	F	82	145.2	Transamerica Life Insurance Company	AA-
$750,000	M	82	107.3	West Coast Life Insurance Company	AA-
$4,000,000	M	82	52.1	John Hancock Life Insurance Company (U.S.A)	AA-
$1,000,000	M	82	97.6	John Hancock Life Insurance Company (U.S.A)	AA-
$2,000,000	F	82	117.2	Lincoln Benefit Life Company	BBB+
$5,000,000	M	82	92.7	Jefferson-Pilot Life Insurance Company	AA-
$2,700,000	M	82	67.3	John Hancock Life Insurance Company (U.S.A)	AA-
$7,600,000	F	82	114.3	Transamerica Life Insurance Company	AA-
$2,500,000	F	82	78.6	American General Life Insurance Company	A+
$2,000,000	M	82	103.3	Pacific Life Insurance Company	A+
$3,000,000	F	82	56.5	AXA Equitable Life Insurance Company	A+

Face Amount	Gender	Age (1)	LE (2)	Carrier	S&P
$1,703,959	M	82	84.4	Jefferson-Pilot Life Insurance Company	AA-
$3,000,000	M	82	100.2	Metropolitan Life Insurance Company	AA-
$500,000	M	82	31.4	Great Southern Life Insurance Company	A-
$1,000,000	M	82	69.4	Hartford Life and Annuity Insurance Company	BBB+
$10,000,000	F	82	72.3	American National Insurance Company	A
$500,000	M	82	38.4	West Coast Life Insurance Company	AA-
$3,500,000	F	81	111.7	Jefferson-Pilot Life Insurance Company	AA-
$500,000	M	81	116.4	Metropolitan Life Insurance Company	AA-
$1,000,000	M	81	83.8	Lincoln National Life Insurance Company	AA-
$3,000,000	M	81	55.3	U.S. Financial Life Insurance Company	A+
$1,900,000	M	81	82.8	American National Insurance Company	A
$500,000	M	81	61.1	New York Life Insurance Company	AA+
$500,000	M	81	61.1	New York Life Insurance Company	AA+
$5,000,000	M	81	90.5	AXA Equitable Life Insurance Company	A+
$250,000	M	81	47.2	Jackson National Life Insurance Company	AA
$1,500,000	M	81	121.2	Jefferson-Pilot Life Insurance Company	AA-
$3,500,000	F	81	93.4	AXA Equitable Life Insurance Company	A+
$5,000,000	F	81	89.9	Sun Life Assurance Company of Canada (U.S.)	BBB
$3,000,000	F	81	112.2	MetLife Investors USA Insurance Company	AA-
$750,000	M	81	100.3	John Hancock Life Insurance Company (U.S.A)	AA-
$4,500,000	M	81	75.3	AXA Equitable Life Insurance Company	A+
$1,250,000	F	81	78.3	Columbus Life Insurance Company	AA
$2,275,000	M	81	108.7	ING Life Insurance and Annuity Company	A-
$10,000,000	M	81	96.5	AXA Equitable Life Insurance Company	A+
$3,500,000	M	81	95.4	AXA Equitable Life Insurance Company	A+
$6,217,200	F	81	125.7	Phoenix Life Insurance Company	BB-
$2,500,000	F	81	89.7	ING Life Insurance and Annuity Company	A-
$2,000,000	F	81	105.0	Jefferson-Pilot Life Insurance Company	AA-
$5,000,000	M	81	101.3	Jefferson-Pilot Life Insurance Company	AA-
$3,000,000	M	80	85.0	Protective Life Insurance Company	AA-
$1,500,000	M	80	85.0	American General Life Insurance Company	A+
$2,000,000	F	80	135.7	Transamerica Life Insurance Company	AA-
$1,500,000	M	80	70.8	Pacific Life Insurance Company	A+

Face Amount	Gender	Age (1)	LE (2)	Carrier	S&P
$5,000,000	M	80	128.6	American General Life Insurance Company	A+
$1,995,000	F	80	117.6	Transamerica Life Insurance Company	AA-
$4,000,000	M	80	73.0	Jefferson-Pilot Life Insurance Company	AA-
$5,000,000	M	80	93.2	Transamerica Life Insurance Company	AA-
$2,000,000	M	80	88.4	Ohio National Life Assurance Corporation	AA-
$1,000,000	M	80	88.4	Ohio National Life Assurance Corporation	AA-
$350,000	M	80	70.6	Reassure America Life Insurance Company	AA
$5,000,000	M	79	111.3	AXA Equitable Life Insurance Company	A+
$8,000,000	M	79	100.8	AXA Equitable Life Insurance Company	A+
$550,000	M	79	121.4	Genworth Life Insurance Company	A-
$1,680,000	F	79	85.7	AXA Equitable Life Insurance Company	A+
$1,000,000	F	79	113.7	Jefferson-Pilot Life Insurance Company	AA-
$1,250,000	M	79	141.8	Metropolitan Life Insurance Company	AA-
$1,000,000	M	79	84.2	AXA Equitable Life Insurance Company	A+
$1,250,000	F	79	94.3	Principal Life Insurance Company	A+
$1,000,000	M	79	74.3	AXA Equitable Life Insurance Company	A+
$3,000,000	M	79	119.8	John Hancock Life Insurance Company (U.S.A)	AA-
$2,000,000	M	79	56.3	Jefferson-Pilot Life Insurance Company	AA-
$1,750,000	M	79	102.8	AXA Equitable Life Insurance Company	A+
$5,000,000	M	79	91.7	AXA Equitable Life Insurance Company	A+
$250,000	M	79	100.9	American General Life Insurance Company	A+
$10,000,000	M	79	110.4	John Hancock Life Insurance Company (U.S.A)	AA-
$3,000,000	M	79	130.6	Principal Life Insurance Company	A+
$3,000,000	F	79	113.8	West Coast Life Insurance Company	AA-
$7,000,000	M	79	108.6	Genworth Life Insurance Company	A-
$3,000,000	M	78	111.4	ING Life Insurance and Annuity Company	A-
$4,000,000	M	78	100.0	Jefferson-Pilot Life Insurance Company	AA-
$5,000,000	M	78	111.8	John Hancock Life Insurance Company (U.S.A)	AA-
$2,000,000	M	78	42.4	Metropolitan Life Insurance Company	AA-
$130,000	M	78	66.5	Genworth Life Insurance Company	A-
$1,000,000	M	78	146.2	Empire General Life Assurance Corporation	AA-
$2,000,000	F	78	106.1	Pacific Life Insurance Company	A+
$4,300,000	F	78	123.5	American National Insurance Company	A

Face Amount	Gender	Age (1)	LE (2)	Carrier	S&P
$2,000,000	F	78	108.8	Transamerica Life Insurance Company	AA-
$5,000,000	M	78	115.2	AXA Equitable Life Insurance Company	A+
$5,000,000	M	78	115.2	AXA Equitable Life Insurance Company	A+
$500,000	M	78	88.0	Transamerica Life Insurance Company	AA-
$3,000,000	M	77	59.6	Pacific Life Insurance Company	A+
$3,000,000	M	77	59.6	Minnesota Life Insurance Company	A+
$3,000,000	M	77	59.6	Prudential Life Insurance Company	AA-
$5,000,000	M	77	99.1	Pacific Life Insurance Company	A+
$5,000,000	M	77	99.1	Pacific Life Insurance Company	A+
$3,601,500	M	77	124.1	Transamerica Life Insurance Company	AA-
$1,000,000	M	77	112.1	Sun Life Assurance Company of Canada (U.S.)	BBB
$5,000,000	M	77	113.6	John Hancock Life Insurance Company (U.S.A)	AA-
$5,000,000	M	77	135.5	Principal Life Insurance Company	A+
$1,009,467	M	77	67.1	John Hancock Life Insurance Company (U.S.A)	AA-
$7,000,000	M	77	103.2	Lincoln Benefit Life Company	BBB+
$5,000,000	M	77	81.8	John Hancock Life Insurance Company (U.S.A)	AA-
$2,250,000	M	77	78.5	Massachusetts Mutual Life Insurance Company	AA+
$1,000,000	M	77	137.6	Metropolitan Life Insurance Company	AA-
$6,000,000	M	77	129.4	AXA Equitable Life Insurance Company	A+
$5,000,000	F	77	139.7	ING Life Insurance and Annuity Company	A-
$750,000	M	77	81.7	Lincoln National Life Insurance Company	AA-
$3,000,000	M	77	112.0	Principal Life Insurance Company	A+
$5,000,000	M	76	141.4	Jefferson-Pilot Life Insurance Company	AA-
$5,000,000	M	76	98.2	John Hancock Life Insurance Company (U.S.A)	AA-
$500,000	M	76	94.8	John Hancock Life Insurance Company (U.S.A)	AA-
$1,000,000	M	76	128.6	Metropolitan Life Insurance Company	AA-
$4,000,000	M	76	68.3	MetLife Investors USA Insurance Company	AA-
$2,500,000	M	76	109.3	Massachusetts Mutual Life Insurance Company	AA+
$2,500,000	M	76	109.3	Massachusetts Mutual Life Insurance Company	AA+
$500,000	F	76	139.6	Columbus Life Insurance Company	AA
$1,750,000	M	76	82.7	John Hancock Life Insurance Company (U.S.A)	AA-
$5,000,000	M	76	114.9	Transamerica Life Insurance Company	AA-
$3,750,000	M	76	79.3	AXA Equitable Life Insurance Company	A+

Face Amount	Gender	Age (1)	LE (2)	Carrier	S&P
$2,000,000	F	76	76.7	Transamerica Life Insurance Company	AA-
$2,840,000	M	75	121.2	Transamerica Life Insurance Company	AA-
$4,000,000	M	75	88.7	Massachusetts Mutual Life Insurance Company	AA+
$750,000	M	75	41.4	U.S. Financial Life Insurance Company	A+
$600,000	M	75	104.6	Protective Life Insurance Company	AA-
$5,000,000	M	74	174.5	Prudential Life Insurance Company	AA-
$2,000,000	F	74	144.4	Aviva Life Insurance Company	A-
$7,000,000	F	74	159.0	Pacific Life Insurance Company	A+
$850,000	M	74	87.0	New York Life Insurance Company	AA+
$1,000,000	M	74	113.9	Pacific Life Insurance Company	A+
$5,000,000	M	74	91.5	West Coast Life Insurance Company	AA-
$200,000	M	73	92.4	ING Life Insurance and Annuity Company	A-
$8,000,000	M	73	128.3	Metropolitan Life Insurance Company	AA-
$5,000,000	M	73	50.5	Lincoln Benefit Life Company	BBB+
$3,000,000	F	73	152.1	General American Life Insurance Company	A+
$1,000,000	M	72	91.9	United of Omaha Life Insurance Company	A+
$300,000	M	72	31.9	Lincoln National Life Insurance Company	AA-
$2,000,000	M	72	155.6	American General Life Insurance Company	A+
$500,000	M	71	53.7	Midland National Life Insurance Company	A+
$3,000,000	M	71	113.9	AXA Equitable Life Insurance Company	A+
$2,500,000	M	70	123.3	American General Life Insurance Company	A+
$1,167,000	M	70	76.4	Transamerica Life Insurance Company	AA-
$1,500,000	M	70	117.3	Metropolitan Life Insurance Company	AA-
$500,000	M	68	119.7	Transamerica Life Insurance Company	AA-
$500,000	M	68	119.7	North American Company for Life And Health Insurance	A+
$156,538	F	66	133.6	New York Life Insurance Company	AA+
$2,000,000	M	66	72.5	MetLife Investors USA Insurance Company	AA-
$2,000,000	M	66	72.5	MetLife Investors USA Insurance Company	AA-
$705,069,100

(1)	The insured’s age is current as of the measurement date.
(2)
The insured’s life expectancy estimate, other than for a small face value insurance policy benefit, is the average of two life expectancy estimates provided by independent third-party medical actuarial underwriting firms at the time of purchase, actuarially adjusted through the measurement date. This listing includes 138 policies with updated life expectancy estimates and 73 policies using an adjusting increase of an average of 8.67% to life expectancy estimate provided by 21st Services. Numbers in this column represent months. For more information, please refer to our Annual Report on Form 10-K for the year ended December 31, 2012.

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

As of September 30, 2013, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures are effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Use of Proceeds

Our Form S-1 registration statement relating to our offer and sale of “Renewable Secured Debentures” (File Nos. 333-174887 and 333-174887-01) was declared effective by the SEC on January 31, 2012, and our offering of debentures commenced on such date. On June 4, 2013, our post-effective amendment to our registration statement was declared effective by the SEC. The debentures are secured in part by a guarantee from our subsidiary GWG Life and a related grant of a security interest in substantially all of the assets of GWG Life, which guarantee was also registered as a security under the referenced registration statement. Arque Capital Ltd. serves as our managing broker-dealer and underwriter for the offering.

The registration statement covers up to $250 million in principal amount of debentures. From January 31, 2012 through September 30, 2013, we sold a total of $119,673,000 in principal amount of debentures, and incurred, along with other expenses, associated underwriting commissions, and expenses paid or payable to underwriters in the amount of $9,591,000.  None of the payments for offering expenses were directly or indirectly made to directors or officers (or their associates) of the Company, affiliates of the Company, or to persons owning 10% or more of any class of equity securities of the Company. No net proceeds were used for direct or indirect payments to directors or officers (or their associates) of the Company, affiliates of the Company, or to persons owning 10% or more of any class of equity securities of the Company.  As of September 30, 2013 we have an un-papered receipt of $937,000 resulting in net proceeds of $112,702,000 in use as of this date.

Net offering proceeds not immediately applied to the uses summarized above will be invested short-term investments such as money market funds, commercial paper, U.S. Treasury Bills and similar securities investments pending their use.

Our use of proceeds from the sale of Renewable Secured Debentures from January 31, 2012 to September 30, 2013 is as follows:

Gross Offering Proceeds	$119,780,000
Net Offering Proceeds	112,702,000
Held in Short-Term Investments	31,430,000

Net Offering Proceeds Used	$81,272,000	100%
Purchase Policies	47,051,000	58%
Payment of Premiums	10,050,000	12%
Payment of Principal and Interest	16,640,000	20%
Other Expenditures	7,531,000	10%

ITEM 5.  OTHER INFORMATION.

Resignation and Appointment of Directors

On October 28, 2013, our Board of Directors appointed three new independent directors to serve on the board due to the voluntary resignations of board members Larry Zipkin, Kenneth Fink, and Brian Tyrrell.  The newly appointed directors are David Abramson, Jeffrey L. McGregor, and Charles H. Maguire III.  The name, age and positions of our current officers and directors are as follows:

Name	Age	Positions
Jon R. Sabes	46	Chief Executive Officer and Director
Paul A. Siegert	72	President and Director (Chairman of the Board)
Steven F. Sabes	44	Chief Operating Officer, Secretary and Director
Jon Gangelhoff	54	Chief Financial Officer
Jeffrey L. McGregor	60	Director
Charles H. Maguire III	70	Director
David H. Abramson	72	Director

At this time, we have appointed the directors to the following committees:

Audit Committee: David Abramson (Chair) Jeffrey L. McGregor Charles H. Maguire III

Compensation Committee: Charles H. Maguire III (Chair) David Abramson

Nomination and Corporate Governance Committee: Jeffrey L. McGregor (Chair) David Abramson

None of the newly appointed directors have any contractual arrangements with GWG Holdings.  Upon their appointment to the board, each director will receive compensation in an amount of $5,000 and 2,000 shares of common stock.  In addition, and on a quarterly basis, the Audit Committee Chair will receive compensation of $4,000 in cash and 2,000 shares of common stock, and both the Nomination and Corporate Governance Committee Chair and Compensation Committee Chair will receive compensation of $2,000 in cash and 1,000 shares of common stock.  All committee members (including the Chairs) will receive quarterly compensation in an amount of $1,000 in cash and 500 shares of common stock.

The biographies of the newly appointed directors are set forth below.

Jeffrey L. McGregor has an extensive career in the insurance and financial services industry, serving as President for three major financial sales and distribution companies.  Mr. McGregor has thirty-four years of experience in sales, distribution strategies and leadership with a proven track record in sales and growth of annuity, life insurance, and mutual fund products.  Mr. McGregor has been a quoted industry source for Ignites, Foxfire, Dalbar, Mutual Fund Forum and Investment News, and has served on numerous industry boards and associations, including the Life and Annuity Advisory Board, the Mutual Fund Forum, and the International Association for Financial Planning.  Mr. McGregor has written, published and presented a number of papers focused on the insurance and financial industry. Throughout his career, Mr. McGregor’s primary focus has been to promote successful collaboration with employees, clients and colleagues to create respectful, profitable, and long-term relationships.

Mr. McGregor has lead teams that represented all traditional life insurance products – term, whole life, universal life, disability insurance, long term care, along with high-net worth and estate planning strategies that maximize the protection and tax advantages that life insurance products provide. Mr. McGregor has worked closely with product development teams in determining the risk and required sales results necessary to meet profitability targets.  Mr. McGregor professional career encompasses the oversight and creation of marketing, sales presentations and advisor/only materials, seeking a balanced approached to the risks and rewards of the insurance, annuity and asset management products offered.

From 2005 to 2010, Mr. McGregor served as the President of RiverSource Distributors and Senior Vice President of Ameriprise Financial, Inc.  During his tenure as the President of RiverSource Distributors, he was responsible for the sales and distribution of all insurance, annuity and asset management product lines of Ameriprise through existing and new channels. In this position, Mr. McGregor identified and greatly influenced strategy, compliance, profitability and the success of multiple insurance and investment products offered by Ameriprise. Mr. McGregor led the effort that resulted in RiverSource annuities being rated the fastest growing annuity company in 2006 and 2007 according to VARDS.

From 2001 to 2004, Mr. McGregor was President of AXA Distributors, where he was responsible for the sales and distribution of insurance and annuity products manufactured by AXA Financial.  In 2003, Mr. McGregor’s sales team achieved annuity sales of $7 billion.  This record sales year, resulted in AXA Distributors market share position going from No. 6 in 2002 to No. 2 in 2003.

From 1988 to 1998, Mr. McGregor served in a variety of senior leadership positions for Colonial Investment Services.  Mr. McGregor was named President of Colonial Investment Services in 1990 and joined Colonial’s Board of Directors. During his tenure, assets under management, grew from $9 billion to $24 billion. Mr. McGregor’s hands on leadership led Colonial to a No. 1 rating in wholesaler and marketing support three times, according to Dalbar Survey.

Over his career, Mr. McGregor has also worked with American Capital, Prudential-Bache Securities, Planco and IDS, where he began his career as a financial advisor in 1978. Mr. McGregor has earned numerous industry degrees and certifications, including LUTC CFP, CLU, and NASD licenses Series 7 and 24. Mr. McGregor received his B.S. and M.B.A. from California Coast University.  In 2012, Mr. McGregor authored a life experience and motivational book – A Spirit Never Tires – which echo’s his results driven style to inspire others through passion, energy, courage and a positive attitude.

Charles H. Maguire III, a registered FINRA Arbitrator, has over 35years of experience in the financial services industry.  The core of Mr. Maguire’s career has been with Merrill Lynch and Company from 1969 to 2004.  In one of his last positions with Merrill Lynch, Mr. Maguire served as Director of Financial Institutions Services Group, where he had complete responsibility for the Merrill Lynch’s institutional client services within its domestic branch office system. In addition, Mr. Maguire oversaw the professional teams responsible for product creation and had oversight of an institutional trading desk in New York City. Mr. Maguire’s most notable contribution to Merrill Lynch was the creation of the Consults Product, which to this day is one of the most profitable products at Merrill Lynch.  In addition to serving as Director of Financial Institutions Services Group, Mr. Maguire held a variety of sales and management roles at Merrill Lynch, including Sales Manager, Resident Vice President, Regional Sales Manager, Senior Resident Vice President, and Managing Director.

From 2009 to 2011, Mr. Maguire served as a leadership consultant for both the University of Cincinnati School of Medicine and the Economic Center, University of Cincinnati.  From 2005 to 2007, Mr. Maguire also served as the Senior Advisor on Staff to the Governor of the State of South Carolina, the Director of Cabinet Affairs, and the Chief of Staff of the Department of Commerce for the State of South Carolina. During his tenure as Director of Cabinet Affairs for the Governor of the State of Carolina, Mr. Maguire was fully responsible for overseeing the operations of all agencies that reported to the Governor of South Carolina.  In his role as Chief of Staff of the South Carolina Department of Commerce, Mr. Maguire was responsible for the daily operations of the Department of Commerce.  During his tenure with the Department of Commerce, Mr. Maguire led the restructuring of the Department of Commerce, which led to South Carolina becoming one of the top three states for job creation and corporate relocations.

Mr. Maguire has served on the boards (or similar functions) of over 25 nonprofit organizations, including services as a trustee for Centre College, trustee for The Seven Hills School, member of the Charter Review Committee of Cincinnati, trustee for the Queen City Foundation, trustee and executive committee member for St. Elizabeth Medical Center, and President for the Joy Outdoor Education Center.  Mr. Maguire holds a B.A. from Centre College.

David H. Abramson, a certified public accountant, is presently the Chairman and Chief Executive Officer of David Abramson & Associates, LLC, an executive search and leadership development and financial consulting firm that he founded in 2002.  The firm provides retained executive search services at the senior leadership levels as well as senior leadership mentoring and coaching.  In addition, the firm provides financial and other consulting services to clients.

In 2001, Mr. Abramson was a Senior Vice President of AXA Financial/Equitable Life Insurance based in New York City, and served as Chairman and Chief Executive Officer of Grant Thornton Advisors, a joint venture of AXA Financial and Grant Thornton Required by his responsibility, Mr. Abramson held NASD series 7, 24 and 66 licenses during his tenure at Grant Thornton Advisors. From 1999 to 2001 Mr. Abramson was Grant Thornton’s National Managing Partner of Financial Advisory Services where he led the design of the vision, strategy, governance and operational plans of Grant Thornton Advisors. Grant Thornton Advisors was designed to offer personal financial and estate planning, and investment and insurance products and services to middle-market companies, their owners and officers and other high net worth individuals.

The core of Mr. Abramson’s career was as a Partner in Grant Thornton from 1972 until 2001.  In 1972, Mr. Abramson became an Audit Partner and the Minneapolis Office Managing Partner, and he continued serving in those roles throughout most of his time at Grant Thornton. Mr. Abramson also became a member of Grant Thornton’s National Senior Leadership Team in 1982.  In this regard, his primary responsibility was Regional Managing Partner with direct line responsibility over assigned operating offices throughout the country.  From 1988 to 1990, Mr, Abramson was Grant Thornton’s National Managing Director of Client Services directly responsible for Accounting, Tax, Management Consulting, Human Resources, Marketing and Strategic Planning.  During the 1990s, Mr. Abramson also led the development and implementation of the Manufacturing/Distribution Services practice.  Mr. Abramson’s partners at Grant Thornton elected him to serve on Grant Thornton’s 11-person Partnership Board for three terms from 1982 to 1990.  This board provided oversight and direction related to governance, partner admission and compensation, financial and strategic issues.

Mr. Abramson previously served on the Board of Directors of Southwest Casino Corporation, and served as Chairman of that board’s Audit Committee and a member of its Governance and Nominating Committee from 2006 to 2009.  Mr. Abramson has also served as a board member, Chairman or President of a number of nonprofit organizations, including President of the Minnesota Society of CPAs, Chairman of The Greater Minneapolis Chamber of Commerce, and President of Temple Israel.  He currently is a Member of the University of Minnesota Carlson School Of Management Alumni Board, and an Advisory Board Member of the University of Minnesota Carlson Consulting Enterprise.

Mr. Abramson received his B.S. degree (Accounting) from the University of Minnesota and his M.B.A. from the University of Michigan.

Regulatory Update

We have been informed that the SEC is conducting a private investigation of our company and its offering of Renewable Secured Debentures.  The SEC has advised us in writing that the investigation is a fact-finding inquiry and does not mean the SEC has concluded that we, or anyone else, has violated any laws or regulations.  Also, the SEC has advised us in writing that the investigation does not mean that they have a negative opinion of any person, entity or security.  The SEC has not informed us of any intent on its part to stop order our registration statement; it has not asked us to modify our registration statement in any way; and it has not stated that it has found the registration statement to be deficient in any respect.  We are fully cooperating with this investigation, we have delivered a substantial portion of the materials requested, and we expect to complete the delivery of any remaining documentation within the next two weeks.

ITEM 6.  EXHIBITS

Exhibit
31.1	Section 302 Certification of the Chief Executive Officer (filed herewith).
31.2	Section 302 Certification of the Chief Financial Officer (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith ).
99.1	Letter from Model Actuarial Pricing Systems, dated October 17, 2013 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy ExtensionDefinition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GWG HOLDINGS, INC.

Date: October 30, 2013	By:	/s/ Jon R. Sabes
Chief Executive Officer

Date: October 30, 2013	By:	/s/ Jon Gangelhoff
Chief Financial Officer