Form 10-K
period 2013-12-31
GWG Holdings, Inc.
filed 2014-03-20
CIK 1522690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
________________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐   Yes ☒ No

As of March 19, 2014, GWG Holdings, Inc. had 9,124,000 shares of common stock outstanding.

GWG HOLDINGS, INC.

Index to Form 10-K
for the Fiscal Year Ended December 31, 2013

PART I

ITEM 1.	BUSINESS.

Overview

GWG Holdings, Inc., through its subsidiaries, purchases life insurance policies sold in the secondary marketplace. Our objective is to earn returns from the purchased life insurance policies that are greater than the costs necessary to purchase, finance and service those policies to their maturity. GWG Holdings and its subsidiaries finance the acquisition of life insurance policies and pay premiums through funds available on its credit facility and proceeds from the issuance of debt and equity securities, as well as from proceeds from life insurance policy benefits received.

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

GWG Holdings, Inc. and subsidiaries, located in Minneapolis, Minnesota, facilitates the purchase of life insurance policies for its own investment portfolio through its wholly owned subsidiary, GWG Life Settlements, LLC (GWG Life), and its subsidiaries, GWG Trust (Trust), GWG DLP Funding II, LLC (DLP II) and its wholly owned subsidiary, GWG DLP Master Trust II (the Trust II).  Our wholly owned subsidiary, GWG Broker Services, LLC (Broker Services), was formed to earn fees for brokering policy transactions between market participants. Our wholly owned subsidiary United Lending, LLC (United Lending) and its wholly owned subsidiary United Lending SPV, LLC (United Lending SPV) were formed to finance life settlement premiums and policy loans.  All of these entities are legally organized in Delaware. Unless the context otherwise requires or we specifically so indicate, all references in this report to "we", "us", "our", "our Company", "GWG", or the "Company" refer to these entities collectively.

Market

According to the American Council of Life Insurers Fact Book 2013 (ACLI), individuals owned over $11.22 trillion of face value of life insurance policies in the United States in 2012. This figure includes all types of policies, including term and permanent insurance known as whole life, universal life, variable life, and variable universal life. The secondary market for life insurance has developed around individuals aged 65 years or older owning either permanent insurance or term insurance convertible into permanent insurance. According to the ACLI, the average annual lapse rate and surrender rate of individual life insurance policies for 2012 was 5.9%, over $661 billion in face value of policy benefits in 2012 alone.  These figures do not include group-owned life insurance, such as employer-provided life insurance, whose market totals over $8.01 trillion of face value of life insurance policies in the United States in 2012, and whose policies exhibit similar lapse and surrender rates according to the ACLI.

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

The market opportunity for selling and purchasing life insurance policies in the secondary market is relatively new. According to Conning Research & Consulting (Conning), the secondary market for life insurance policies grew from $2 billion in 2002 to over $12 billion in face value of life insurance policy benefits purchased in 2008. During and after the 2009 credit crisis, the secondary market for life insurance contracted significantly, evidenced by Conning's report that investors purchased approximately $2.0 billion in face value of life insurance benefits in 2012. Nevertheless, Conning reports that consumer demand for continued development for the secondary market remains strong, and there are indications of strengthening interest among investors. Conning reports that the fundamental appeal of the secondary market for life insurances remains that policy holders are offered value-added benefits and investors are offered assets with low correlation to equity markets and competitive returns.  Conning concludes that, given the current economic condition and investor sentiment, demand for life settlements will increase, and the market’s largest growth will likely come from companies which attract capital for those assets.

The rapidly aging population of individuals aged 65 years and older in United States supports our market opportunity. According to the United States Census Bureau (Bureau) the population age 65 and older is expected to more than double between 2012 and 2060, from 43.1 million to 92.0 million. With the increase in the number of the “oldest old” being even more dramatic — those 85 and older are projected to more than triple from 5.9 million to 18.2 million, reaching 4.3 percent of the total population states the Bureau.  Research published by Natixis Global Asset Management (NGAM) reports that retirees will be required to finance a larger portion of their retirement as the government’s ability to support them fades. In 2012, the state of Texas endorsed our industry by adopting legislation that enables individuals with life insurance to enter the Medicaid program provided they sell their life insurance policy in the secondary market and use the proceeds specifically for long-term care. Several states are considering similar legislation to deal with the increasing costs of providing long-term care.

To participate in the market opportunity, we have spent and intend to continue to spend significant resources: (i) developing a robust operational platform and systems for purchasing and servicing life insurance policies; (ii) obtaining requisite licensure to purchase life insurance in the secondary market; (iii) developing financing resources for purchasing and servicing life insurance policies; (iv) recruiting and developing a professional management team; (v) establishing origination relationships for purchasing life insurance policies in the secondary market; and (vi) developing a financing strategy to participate in this business sector.  We believe that the implementation of our financing strategy, Renewable Secured Debentures (sometimes simply referred to in this report as our "debentures"), offers us a unique opportunity to attract capital and lead the future development of the life insurance secondary market.

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

Before we purchase a life insurance policy, we conduct an underwriting review. Presently, our review policy includes obtaining life expectancy estimates on each insured from third party medical actuarial firms. We base our life expectancy estimates on the average of two estimates. In the case of small face policies, which we define as life insurance policies with less than $250,000 in face value of policy benefits, we may choose not to obtain life expectancies from third party medical actuarial firms, but rather use standard mortality tables to develop our own life expectancy of an insured. The policies we purchase are universal life insurance policies issued by rated life insurance companies. Universal life insurance is a type of permanent life insurance in which premium payments above the cost of insurance are credited to the “cash value” of the policy. The cash value is credited each month with interest based on the terms of the insurance policy agreement. If a universal life insurance policy were to lapse, the insured or other owner of the policy would nonetheless have a right to receive the cash value of the policy. Universal life insurance is different from “term” life insurance in that “term” life insurance does not have a cash value associated with it. We seek to purchase life insurance policies issued by rated life insurance companies with investment grade credit ratings by Standard & Poor’s (AAA through BBB), Moody’s (Aaa through Baa3), or A.M. Best Company (aaa through bbb). As of December 31, 2013, over 93.5% of life insurance policies in our portfolio were issued by companies rated “A” or better under Standard & Poor’s rating system. Many of our current underwriting review processes, including our policy of obtaining two life expectancy estimates from medical actuarial firms as described above, are undertaken in satisfaction of obligations under our revolving credit facility. As a result, we may in the future modify our underwriting review process if permitted under our borrowing arrangements.

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

We believe the socio-economic and demographic trends strongly support the long-term development of our market opportunity and that our business model provides significant advantages to both owners of life insurance policies and investors. For owners of life insurance, selling in the secondary market often provides significant value over that offered by the insurance carrier.  For investors, our returns derived from our investments in life insurance policies are not correlated to traditional markets such as real estate, equity markets, fixed income markets, currency or commodities. We believe that by acquiring a large portfolio of well diversified life insurance policies will offer value to both owners of life insurance and investors seeking returns derived from non-correlated assets.  We believe our financing strategy positions us as a leader in the secondary market of life insurance.

We have built our business with what we believe to be the following competitive strengths:

•           Industry Experience:  We have actively participated in the development of the secondary market of life insurance as a principal purchaser and financier since 2006.  Our position within the marketplace has allowed us to evaluate over 36,000 life insurance policies for possible purchase, thereby gaining a deep understanding of the variety of issues involved when purchasing life insurance policies in the secondary market.  We have participated in the leadership of various industry associations and forums, including the Life Insurance Settlement Association (LISA) and the Insurance Studies Institute (ISI).  Our experience gives us confidence in building a portfolio of life insurance policies that will perform to our expectations.

•           Operational Platform:  We have built an operational platform and systems for efficiently tracking, processing and servicing life insurance policies that we believe provide competitive advantages when purchasing policies in the secondary marketplace, and servicing the policies once acquired.

•           Origination and Underwriting Practices:  We seek to purchase life insurance policies that meet published guidelines on what policies would be accepted in a rated securitization. We purchase only permanent life insurance policies we consider to be non-contestable and that meet stringent underwriting criteria and reviews.  We consider a life insurance policy to be “non-contestable” once applicable state law prohibits the insurer from challenging the validity of the policy due to fraud.  In this regard, state non-contestability laws generally require a period of one to two years to elapse after the initial issuance of the policy before that policy is considered non-contestable under state law.  Non-contestability laws do not, however, prevent an insurer from challenging the validity of a policy procured by fraud for lack of an insurable interest at the time at which the policy was purchased (such as is the case with “stranger-originated” life insurance policies).

•           Origination Relationships:  We have established origination relationships with over 300 life insurance policy brokers and insurance agents who submit policies for our purchase or financing.  Our referral base knows our underwriting standards for purchasing life insurance policies in the secondary market, which provides confidence in our bidding and closing processes and streamlines our own due-diligence process.

•           Life Expectancy Methodology:  We generally rely on at least two life expectancy reports from independent third-party medical-actuarial underwriting firms such as 21st Services, AVS Underwriting, Fasano Associates, and Examination Management Services, Inc. to develop our life expectancy estimate.

•           Pricing Software and Methodology:  We use actuarial pricing methodologies and software tools that are built and supported by leading independent actuarial service firms such as Modeling Actuarial Pricing Systems, Inc. (“MAPS”) for calculating our expected returns.

•           Diversified Funding:  We have actively developed diversified sources for accessing capital markets in support of our buy-and-hold strategy for our portfolio of life insurance policies, ranging from institutional bank financing to a network of broker-dealers registered with the Financial Industry Regulatory Authority (“FINRA”), many of whom have participated in one or more of our Series I Secured note financing, our Series A preferred stock financing, or our Renewable Secured Debenture financing.

On the other hand, our business involves a number of challenges and risks described in more detail elsewhere in this prospectus, including the following:

•           Relatively New Market:  The purchase and ownership of life insurance policies acquired in the secondary market is a relatively new and evolving market.  Our ability to source and purchase life insurance policies at attractive discounts materially depends on the continued development of the secondary market for life insurance.  This includes the solvency of the life insurance companies that pay the face value of the life insurance benefits, the accuracy of life expectancy assumptions, and other factors beyond our control.

•           Assumptions About Valuation of Our Assets:  The valuation of our portfolio of life insurance policies, which is the principal asset on our balance sheet, requires us to make material assumptions that may ultimately prove to be incorrect. These assumptions include appropriate discount rates, cash flow projections, and actuarial life expectancies, any of which may ultimately prove to be inaccurate.

•           Ability to Expand Our Portfolio:  Our business model relies on achieving actual results that are in line with the results we expect to attain from our investments in life insurance policy assets.  In this regard, we believe that the larger the portfolio of life insurance policies we own, the greater likelihood we will achieve actuarial results matching our expected results.  Although we plan to expand the number of life insurance policies we own using proceeds raised from the sale of our Renewable Secured Debentures, we may be unable to meet this goal.  And, even if we attain the goal, we may not achieve the actuarial results we expect.

•           Reliance on Financing:  To date, we have chosen to finance our business almost entirely through the issuance of debt, including the sale of Renewable Secured Debentures, Series I Secured notes, and a senior revolving credit facility.  Our business model expects that we will have continued access to financing in order to purchase a large and diversified portfolio of life insurance policies, and thereafter pay the attendant premiums and servicing costs of maintaining that portfolio.  In building a larger portfolio of policies, our goal is to remain diversified in terms of insurance carriers and the medical conditions of insureds.  We believe that diversification among insurers and medical conditions will lower our overall risk, and that a larger number of policies will provide our portfolio with greater actuarial stability.  We will be required to rely on our access to financing until such time as we experience a significant amount of mortality within our portfolio and begin receiving revenues from the receipt of insurance policy benefits. There is no assurance that insurance policy benefits will be available to match our cash flow projections.

•           Risk of Investment in Life Insurance Policies:  Our investments in life insurance policies have inherent risks, including fraud and legal challenges to the validity of the policies, as well as the possibility that the seller of the policy may have provided us with inaccurate or misleading information.

•           Effects of Regulation:  Our business is subject to complex state regulation.  Changes in state laws and regulations governing our business, or changes in the interpretation of such laws and regulations, could negatively affect our business.

Our business also involves certain other challenges and risks described in the “Risk Factors” section of this report.

Our Portfolio

Our portfolio of life insurance policies, owned by our subsidiaries as of December 31, 2013, is summarized below:

Life Insurance Portfolio Summary

Total portfolio face value of policy benefits	$740,648,000
Average face value per policy	$2,816,000
Weighted average face value per insured life	$3,099,000
Weighted average age of insured (yrs.)	82.1
Average life expectancy estimate (yrs.)	7.25
Total number of policies	263
Demographics	64% Males; 36% Females
Number of smokers	3 insureds are smokers
Largest policy as % of total portfolio	1.35%
Average policy as % of total portfolio	0.38%
Average annual premium as % of face value	3.07%

Our portfolio of life insurance policies, owned by our subsidiaries as of December 31, 2013, organized by the insured’s current age and the associated policy benefits, is summarized below:

Distribution of Policy Benefits by Current Age of Insured

Min Age	Max Age	Policy Benefits	Distribution
65	69	$8,156,000	1.10%
70	74	42,017,000	5.67%
75	79	186,411,000	25.18%
80	84	269,314,000	36.36%
85	89	219,179,000	29.59%
90	95	15,571,000	2.10%
Total		$740,648,000	100.00%

Our portfolio of life insurance policies, owned by our subsidiaries as of December 31, 2013, organized by the insured’s current age and number of policies owned, is summarized below:

Distribution of Policies by Current Age of Insured

Min Age	Max Age	Policies	Distribution
65	69	6	2.28%
70	74	17	6.46%
75	79	62	23.58%
80	84	94	35.74%
85	89	77	29.28%
90	95	7	2.66%
Total		263	100.00%

Our portfolio of life insurance policies, owned by our subsidiaries as of December 31, 2013, organized by the insured’s estimated life expectancy estimates and associated policy benefits, is summarized below:

Distribution of Policies by Current Life Expectancies of Insured

Min LE (Months)	Max LE (Months)	Policy Benefits	Distribution
144	172	$13,000,000	1.76%
120	143	107,674,000	14.54%
96	119	199,027,000	26.87%
72	95	167,919,000	22.67%
48	71	170,612,000	23.03%
18	47	82,416,000	11.13%
Total		$740,648,000	100.00%

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

Our portfolio of life insurance policies, owned by our subsidiaries as of December 31, 2013, organized by the primary disease categories of the insured and associated policy benefits, is summarized below:

Distribution of Policy Benefits by Primary Disease Category

Primary Disease Category	Policy Benefits	Distribution
Cancer	$47,400,000	6.40%
Cardiovascular	152,167,000	20.55%
Cerebrovascular	36,985,000	4.99%
Dementia	51,649,000	6.97%
Diabetes	39,067,000	5.27%
Multiple	175,810,000	23.74%
Neurological Disorders	13,000,000	1.76%
No Disease	69,986,000	9.45%
Other	102,884,000	13.89%
Respiratory Diseases	51,700,000	6.98%
Total Policy Benefits	$740,648,000	100.00%

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

The complete detail of the portfolio of all life insurance policies, owned by our subsidiaries as of December 31, 2013, organized by the current age of the insured and the associated policy benefits, sex, estimated life expectancy, issuing insurance carrier, and the credit rating of the issuing insurance carrier is set forth below:

Life Insurance Portfolio Detail
(as of December 31, 2013)

Face Amount	Gender	Age (ALB)(1)	LE(2)	Carrier	S&P
$1,100,000	M	93	33.7	ING Life Insurance and Annuity Company	A-
$1,770,726	F	93	38.0	Aviva Life Insurance Company	A-
$4,000,000	M	93	39.1	MetLife Investors USA Insurance Company	AA-
$3,200,000	M	92	72.1	West Coast Life Insurance Company	AA-
$1,000,000	F	91	44.4	Transamerica Life Insurance Company	AA-
$2,500,000	M	90	32.1	Columbus Life Insurance Company	AA
$2,000,000	F	90	27.1	Pruco Life Insurance Company	AA-
$5,000,000	F	89	66.4	American General Life Insurance Company	A+
$5,000,000	F	89	46.6	John Hancock Life Insurance Company (U.S.A)	AA-
$1,000,000	F	89	43.8	Protective Life Insurance Company	AA-
$5,000,000	F	88	53.9	ING Life Insurance and Annuity Company	A-
$1,000,000	M	88	18.9	ING Life Insurance and Annuity Company	A-
$2,500,000	F	88	20.9	AXA Equitable Life Insurance Company	A+
$2,500,000	F	88	20.9	AXA Equitable Life Insurance Company	A+
$2,000,000	F	88	42.9	American General Life Insurance Company	A+
$1,203,520	M	88	57.2	Columbus Life Insurance Company	AA
$600,000	F	88	34.5	Columbus Life Insurance Company	AA
$5,000,000	M	88	44.6	John Hancock Life Insurance Company (U.S.A)	AA-
$3,500,000	F	88	70.4	John Hancock Life Insurance Company (U.S.A)	AA-
$1,500,000	F	88	78.1	Jefferson-Pilot Life Insurance Company	AA-
$3,000,000	F	88	46.9	Jefferson-Pilot Life Insurance Company	AA-
$5,000,000	F	88	31.0	Lincoln National Life Insurance Company	AA-
$1,350,000	F	88	49.4	Jefferson-Pilot Life Insurance Company	AA-
$3,100,000	F	88	47.4	Lincoln Benefit Life Company	BBB+

Face Amount	Gender	Age (ALB)(1)	LE(2)	Carrier	S&P
$2,500,000	F	87	62.0	American General Life Insurance Company	A+
$2,500,000	M	87	52.6	Pacific Life Insurance Company	A+
$1,000,000	F	87	64.9	United of Omaha Life Insurance Company	A+
$5,000,000	M	87	67.3	AXA Equitable Life Insurance Company	A+
$1,500,000	M	87	59.7	Union Central Life Insurance Company	A+
$3,000,000	M	87	50.8	American General Life Insurance Company	A+
$1,500,000	M	87	51.8	John Hancock Life Insurance Company (U.S.A)	AA-
$1,500,000	M	87	51.8	John Hancock Life Insurance Company (U.S.A)	AA-
$1,750,000	M	87	34.4	Transamerica Life Insurance Company	AA-
$500,000	M	87	75.6	Lincoln National Life Insurance Company	AA-
$715,000	F	87	74.4	Jefferson-Pilot Life Insurance Company	AA-
$2,225,000	F	87	86.7	Transamerica Life Insurance Company	AA-
$3,500,000	F	87	55.3	Lincoln National Life Insurance Company	AA-
$5,000,000	F	87	50.6	Massachusetts Mutual Life Insurance Company	AA+
$8,985,000	M	87	44.9	Massachusetts Mutual Life Insurance Company	AA+
$3,000,000	F	87	96.8	Massachusetts Mutual Life Insurance Company	AA+
$800,000	M	86	69.5	National Western Life Insurance Company	A
$5,000,000	F	86	44.9	Penn Mutual Life Insurance Company	A+
$1,000,000	M	86	68.8	AXA Equitable Life Insurance Company	A+
$4,445,467	M	86	72.6	Penn Mutual Life Insurance Company	A+
$3,600,000	F	86	72.4	AXA Equitable Life Insurance Company	A+
$2,000,000	F	86	89.7	U.S. Financial Life Insurance Company	A+
$3,000,000	M	86	40.4	Transamerica Life Insurance Company	AA-
$250,000	M	86	86.6	Metropolitan Life Insurance Company	AA-
$4,000,000	F	86	87.3	Transamerica Life Insurance Company	AA-
$4,785,380	F	86	53.6	John Hancock Life Insurance Company (U.S.A)	AA-
$2,500,000	M	86	61.7	Transamerica Life Insurance Company	AA-
$1,000,000	F	86	65.7	West Coast Life Insurance Company	AA-
$2,000,000	F	86	65.7	West Coast Life Insurance Company	AA-
$1,803,455	F	86	63.4	Metropolitan Life Insurance Company	AA-
$1,529,270	F	86	63.4	Metropolitan Life Insurance Company	AA-
$5,000,000	M	86	66.0	John Hancock Life Insurance Company (U.S.A)	AA-
$7,500,000	M	86	47.4	Jefferson-Pilot Life Insurance Company	AA-
$100,000	M	86	36.5	Protective Life Insurance Company	AA-
$100,000	M	86	36.5	Protective Life Insurance Company	AA-
$100,000	M	86	36.5	Protective Life Insurance Company	AA-
$1,000,000	F	86	40.8	John Hancock Life Insurance Company (U.S.A)	AA-
$2,000,000	M	86	52.9	John Hancock Life Insurance Company (U.S.A)	AA-
$500,000	F	86	83.2	Sun Life Assurance Company of Canada (U.S.)	BBB
$1,682,773	M	86	70.9	Hartford Life and Annuity Insurance Company	BBB+
$200,000	M	86	62.2	Lincoln Benefit Life Company	BBB+
$1,000,000	F	85	99.5	ING Life Insurance and Annuity Company	A-
$5,570,000	F	85	61.8	ING Life Insurance and Annuity Company	A-
$5,570,000	F	85	61.8	ING Life Insurance and Annuity Company	A-
$4,513,823	F	85	36.4	Aviva Life Insurance Company	A-
$2,000,000	M	85	114.5	ING Life Insurance and Annuity Company	A-
$2,000,000	M	85	114.5	ING Life Insurance and Annuity Company	A-
$2,000,000	M	85	114.5	ING Life Insurance and Annuity Company	A-
$3,000,000	M	85	99.5	AXA Equitable Life Insurance Company	A+
$1,000,000	M	85	75.0	John Hancock Life Insurance Company (U.S.A)	AA-
$2,000,000	M	85	75.0	John Hancock Life Insurance Company (U.S.A)	AA-
$5,000,000	M	85	62.6	Jefferson-Pilot Life Insurance Company	AA-
$5,000,000	F	85	48.5	Transamerica Life Insurance Company	AA-

Face Amount	Gender	Age (ALB)(1)	LE(2)	Carrier	S&P
$1,200,000	M	85	74.1	Transamerica Life Insurance Company	AA-
$10,000,000	F	85	87.0	West Coast Life Insurance Company	AA-
$500,000	M	85	96.6	Metropolitan Life Insurance Company	AA-
$5,000,000	M	85	95.9	Lincoln National Life Insurance Company	AA-
$1,000,000	F	85	49.3	New York Life Insurance Company	AA+
$8,500,000	M	85	95.7	Massachusetts Mutual Life Insurance Company	AA+
$6,000,000	F	85	70.7	Sun Life Assurance Company of Canada (U.S.)	BBB
$5,000,000	M	84	87.6	ING Life Insurance and Annuity Company	A-
$2,000,000	M	84	75.3	AXA Equitable Life Insurance Company	A+
$1,750,000	M	84	75.3	AXA Equitable Life Insurance Company	A+
$1,365,000	F	84	100.0	Transamerica Life Insurance Company	AA-
$2,000,000	M	84	99.3	Transamerica Life Insurance Company	AA-
$1,000,000	M	84	74.1	John Hancock Life Insurance Company (U.S.A)	AA-
$2,328,547	M	84	57.9	Metropolitan Life Insurance Company	AA-
$2,000,000	M	84	57.9	Metropolitan Life Insurance Company	AA-
$1,000,000	M	84	37.7	Transamerica Life Insurance Company	AA-
$2,000,000	M	84	75.9	Jefferson-Pilot Life Insurance Company	AA-
$3,000,000	F	84	86.0	Transamerica Life Insurance Company	AA-
$1,800,000	M	84	52.4	John Hancock Variable Life Insurance Company	AA-
$2,000,000	M	84	47.8	Transamerica Life Insurance Company	AA-
$1,000,000	M	84	56.5	Massachusetts Mutual Life Insurance Company	AA+
$1,000,000	M	83	68.0	ING Life Insurance and Annuity Company	A-
$5,000,000	M	83	103.9	ING Life Insurance and Annuity Company	A-
$1,500,000	M	83	62.8	ING Life Insurance and Annuity Company	A-
$1,500,000	M	83	62.8	ING Life Insurance and Annuity Company	A-
$500,000	M	83	54.2	Genworth Life Insurance Company	A-
$4,000,000	F	83	57.3	ING Life Insurance and Annuity Company	A-
$3,750,000	M	83	89.7	AXA Equitable Life Insurance Company	A+
$2,000,000	F	83	100.1	AXA Equitable Life Insurance Company	A+
$1,500,000	M	83	94.0	AXA Equitable Life Insurance Company	A+
$2,500,000	F	83	76.5	American General Life Insurance Company	A+
$5,000,000	F	83	107.9	American General Life Insurance Company	A+
$1,000,000	F	83	98.7	John Hancock Life Insurance Company (U.S.A)	AA-
$1,500,000	M	83	62.8	Transamerica Life Insurance Company	AA-
$4,000,000	M	83	49.8	John Hancock Life Insurance Company (U.S.A)	AA-
$1,000,000	M	83	96.5	John Hancock Life Insurance Company (U.S.A)	AA-
$1,000,000	M	83	60.9	John Hancock Life Insurance Company (U.S.A)	AA-
$1,703,959	M	83	81.9	Jefferson-Pilot Life Insurance Company	AA-
$3,000,000	F	83	98.8	Sun Life Assurance Company of Canada (U.S.)	BBB
$1,500,000	F	83	124.4	Lincoln Benefit Life Company	BBB+
$2,000,000	F	83	113.9	Lincoln Benefit Life Company	BBB+
$829,022	F	83	38.0	Hartford Life and Annuity Insurance Company	BBB+
$1,000,000	M	83	72.1	Hartford Life and Annuity Insurance Company	BBB+
$3,500,000	F	83	123.3	Lincoln Benefit Life Company	BBB+
$2,000,000	M	82	52.7	National Life Insurance Company	A
$10,000,000	F	82	70.3	American National Insurance Company	A
$2,275,000	M	82	106.2	ING Life Insurance and Annuity Company	A-
$5,000,000	F	82	112.2	AXA Equitable Life Insurance Company	A+
$6,000,000	F	82	126.1	American General Life Insurance Company	A+
$5,000,000	M	82	79.9	AXA Equitable Life Insurance Company	A+
$5,000,000	M	82	88.0	AXA Equitable Life Insurance Company	A+
$3,500,000	F	82	119.6	AXA Equitable Life Insurance Company	A+

Face Amount	Gender	Age (ALB)(1)	LE(2)	Carrier	S&P
$2,500,000	M	82	73.6	AXA Equitable Life Insurance Company	A+
$2,000,000	M	82	100.8	Pacific Life Insurance Company	A+
$3,000,000	F	82	54.3	AXA Equitable Life Insurance Company	A+
$500,000	M	82	115.8	Metropolitan Life Insurance Company	AA-
$4,200,000	F	82	142.7	Transamerica Life Insurance Company	AA-
$750,000	M	82	103.7	West Coast Life Insurance Company	AA-
$5,000,000	M	82	89.2	Jefferson-Pilot Life Insurance Company	AA-
$2,700,000	M	82	75.9	John Hancock Life Insurance Company (U.S.A)	AA-
$1,500,000	M	82	90.0	Jefferson-Pilot Life Insurance Company	AA-
$3,000,000	F	82	109.5	MetLife Investors USA Insurance Company	AA-
$7,600,000	F	82	112.1	Transamerica Life Insurance Company	AA-
$3,000,000	M	82	73.6	Lincoln National Life Insurance Company	AA-
$3,000,000	M	82	75.3	Metropolitan Life Insurance Company	AA-
$500,000	M	82	36.5	West Coast Life Insurance Company	AA-
$500,000	M	82	29.6	Great Southern Life Insurance Company	N/A
$1,900,000	M	81	80.4	American National Insurance Company	A
$2,500,000	F	81	87.1	ING Life Insurance and Annuity Company	A-
$3,000,000	M	81	53.2	U.S. Financial Life Insurance Company	A+
$5,000,000	M	81	126.0	American General Life Insurance Company	A+
$4,500,000	M	81	88.7	AXA Equitable Life Insurance Company	A+
$10,000,000	M	81	94.0	AXA Equitable Life Insurance Company	A+
$3,500,000	M	81	92.9	AXA Equitable Life Insurance Company	A+
$250,000	M	81	44.7	Jackson National Life Insurance Company	AA
$1,250,000	F	81	75.8	Columbus Life Insurance Company	AA
$350,000	M	81	48.7	Reassure America Life Insurance Company	AA
$3,500,000	F	81	108.1	Jefferson-Pilot Life Insurance Company	AA-
$1,000,000	M	81	83.3	Lincoln National Life Insurance Company	AA-
$750,000	M	81	96.8	John Hancock Life Insurance Company (U.S.A)	AA-
$1,995,000	F	81	96.0	Transamerica Life Insurance Company	AA-
$4,000,000	M	81	70.7	Jefferson-Pilot Life Insurance Company	AA-
$5,000,000	M	81	90.7	Transamerica Life Insurance Company	AA-
$2,000,000	F	81	113.8	Jefferson-Pilot Life Insurance Company	AA-
$5,000,000	M	81	98.8	Jefferson-Pilot Life Insurance Company	AA-
$500,000	M	81	58.9	New York Life Insurance Company	AA+
$500,000	M	81	58.9	New York Life Insurance Company	AA+
$6,217,200	F	81	122.0	Phoenix Life Insurance Company	BB-
$5,000,000	F	81	90.0	Sun Life Assurance Company of Canada (U.S.)	BBB
$550,000	M	80	120.8	Genworth Life Insurance Company	A-
$7,000,000	M	80	104.2	Genworth Life Insurance Company	A-
$1,500,000	M	80	82.6	American General Life Insurance Company	A+
$1,500,000	M	80	69.0	Pacific Life Insurance Company	A+
$5,000,000	M	80	89.3	AXA Equitable Life Insurance Company	A+
$3,000,000	M	80	82.6	Protective Life Insurance Company	AA-
$2,000,000	F	80	133.0	Transamerica Life Insurance Company	AA-
$1,000,000	F	80	114.4	Jefferson-Pilot Life Insurance Company	AA-
$10,000,000	M	80	131.9	John Hancock Life Insurance Company (U.S.A)	AA-
$2,000,000	M	80	86.0	Ohio National Life Assurance Corporation	AA-
$1,000,000	M	80	86.0	Ohio National Life Assurance Corporation	AA-
$10,000,000	M	80	96.2	New York Life Insurance Company	AA+
$5,000,000	M	79	108.8	AXA Equitable Life Insurance Company	A+
$8,000,000	M	79	98.7	AXA Equitable Life Insurance Company	A+
$1,680,000	F	79	83.5	AXA Equitable Life Insurance Company	A+
$1,000,000	M	79	81.9	AXA Equitable Life Insurance Company	A+
$1,250,000	F	79	91.7	Principal Life Insurance Company	A+

Face Amount	Gender	Age (ALB)(1)	LE(2)	Carrier	S&P
$1,000,000	M	79	72.0	AXA Equitable Life Insurance Company	A+
$2,000,000	F	79	107.8	Pacific Life Insurance Company	A+
$1,750,000	M	79	100.0	AXA Equitable Life Insurance Company	A+
$250,000	M	79	96.9	American General Life Insurance Company	A+
$3,000,000	M	79	128.2	Principal Life Insurance Company	A+
$2,000,000	M	79	40.6	Metropolitan Life Insurance Company	AA-
$1,250,000	M	79	128.5	Metropolitan Life Insurance Company	AA-
$3,000,000	M	79	116.2	John Hancock Life Insurance Company (U.S.A)	AA-
$2,000,000	M	79	54.3	Jefferson-Pilot Life Insurance Company	AA-
$3,000,000	F	79	124.8	West Coast Life Insurance Company	AA-
$4,300,000	F	78	120.9	American National Insurance Company	A
$3,000,000	M	78	108.9	ING Life Insurance and Annuity Company	A-
$130,000	M	78	64.6	Genworth Life Insurance Company	A-
$3,000,000	M	78	57.5	Pacific Life Insurance Company	A+
$3,000,000	M	78	57.5	Minnesota Life Insurance Company	A+
$5,000,000	M	78	96.6	Pacific Life Insurance Company	A+
$5,000,000	M	78	96.6	Pacific Life Insurance Company	A+
$5,000,000	M	78	132.9	Principal Life Insurance Company	A+
$6,000,000	M	78	142.6	AXA Equitable Life Insurance Company	A+
$6,000,000	M	78	126.8	AXA Equitable Life Insurance Company	A+
$5,000,000	M	78	111.6	AXA Equitable Life Insurance Company	A+
$5,000,000	M	78	111.6	AXA Equitable Life Insurance Company	A+
$3,000,000	M	78	57.5	Prudential Life Insurance Company	AA-
$4,000,000	M	78	97.6	Jefferson-Pilot Life Insurance Company	AA-
$5,000,000	M	78	109.3	John Hancock Life Insurance Company (U.S.A)	AA-
$1,000,000	M	78	143.6	Empire General Life Assurance Corporation	AA-
$2,000,000	F	78	106.1	Transamerica Life Insurance Company	AA-
$500,000	M	78	63.4	Transamerica Life Insurance Company	AA-
$7,000,000	M	78	104.9	Lincoln Benefit Life Company	BBB+
$5,000,000	F	77	137.0	ING Life Insurance and Annuity Company	A-
$3,750,000	M	77	77.3	AXA Equitable Life Insurance Company	A+
$3,000,000	M	77	115.0	Principal Life Insurance Company	A+
$5,000,000	M	77	95.9	John Hancock Life Insurance Company (U.S.A)	AA-
$3,601,500	M	77	113.1	Transamerica Life Insurance Company	AA-
$5,000,000	M	77	107.8	John Hancock Life Insurance Company (U.S.A)	AA-
$1,009,467	M	77	64.9	John Hancock Life Insurance Company (U.S.A)	AA-
$4,000,000	M	77	66.1	MetLife Investors USA Insurance Company	AA-
$5,000,000	M	77	73.5	John Hancock Life Insurance Company (U.S.A)	AA-
$1,000,000	M	77	130.4	Metropolitan Life Insurance Company	AA-
$750,000	M	77	87.7	Lincoln National Life Insurance Company	AA-
$2,250,000	M	77	113.5	Massachusetts Mutual Life Insurance Company	AA+
$1,000,000	M	77	109.6	Sun Life Assurance Company of Canada (U.S.)	BBB
$500,000	F	76	136.9	Columbus Life Insurance Company	AA
$5,000,000	M	76	138.7	Jefferson-Pilot Life Insurance Company	AA-
$500,000	M	76	84.6	John Hancock Life Insurance Company (U.S.A)	AA-
$1,000,000	M	76	128.9	Metropolitan Life Insurance Company	AA-
$1,750,000	M	76	80.4	John Hancock Life Insurance Company (U.S.A)	AA-
$5,000,000	M	76	123.8	Transamerica Life Insurance Company	AA-
$2,000,000	F	76	74.4	Transamerica Life Insurance Company	AA-
$2,500,000	M	76	106.8	Massachusetts Mutual Life Insurance Company	AA+
$2,500,000	M	76	106.8	Massachusetts Mutual Life Insurance Company	AA+
$750,000	M	75	21.2	U.S. Financial Life Insurance Company	A+
$7,000,000	F	75	167.1	Pacific Life Insurance Company	A+

Face Amount	Gender	Age (ALB)(1)	LE(2)	Carrier	S&P
$2,840,000	M	75	118.6	Transamerica Life Insurance Company	AA-
$1,000,000	F	75	94.7	John Hancock Life Insurance Company (U.S.A)	AA-
$600,000	M	75	104.1	Protective Life Insurance Company	AA-
$4,000,000	M	75	86.3	Massachusetts Mutual Life Insurance Company	AA+
$2,000,000	F	74	141.7	Aviva Life Insurance Company	A-
$1,000,000	M	74	117.7	Pacific Life Insurance Company	A+
$5,000,000	M	74	171.8	Prudential Life Insurance Company	AA-
$5,000,000	M	74	78.3	West Coast Life Insurance Company	AA-
$850,000	M	74	84.9	New York Life Insurance Company	AA+
$5,000,000	M	74	48.6	Lincoln Benefit Life Company	BBB+
$200,000	M	73	90.0	ING Life Insurance and Annuity Company	A-
$8,000,000	M	73	125.2	Metropolitan Life Insurance Company	AA-
$300,000	M	73	30.2	Lincoln National Life Insurance Company	AA-
$3,000,000	F	73	138.9	General American Life Insurance Company	AA-
$500,000	M	72	52.2	Midland National Life Insurance Company	A+
$3,000,000	M	72	96.2	AXA Equitable Life Insurance Company	A+
$1,000,000	M	72	89.6	United of Omaha Life Insurance Company	A+
$2,000,000	M	72	121.1	American General Life Insurance Company	A+
$2,500,000	M	71	120.8	American General Life Insurance Company	A+
$1,167,000	M	70	44.5	Transamerica Life Insurance Company	AA-
$1,500,000	M	70	136.1	Metropolitan Life Insurance Company	AA-
$500,000	M	69	117.1	North American Company for Life And Health Insurance	A+
$3,000,000	M	69	98.8	John Hancock Life Insurance Company (U.S.A)	AA-
$500,000	M	69	117.1	Transamerica Life Insurance Company	AA-
$2,000,000	M	66	70.3	MetLife Investors USA Insurance Company	AA-
$2,000,000	M	66	70.3	MetLife Investors USA Insurance Company	AA-
$156,538	F	66	131.1	New York Life Insurance Company	AA+
$740,647,647

(1) The insured’s age is current as of the measurement date.
(2) The insured’s life expectancy estimate, other than for a small face value insurance policy benefit, is the average of two life expectancy estimates provided by independent third-party medical actuarial underwriting firms at the time of purchase, actuarially adjusted through the measurement date. This listing includes 176 policies with updated life expectancy estimates and 23 policies the life expectancy estimate of which has been increased by 8.67% over that earlier provided by 21st Services. Numbers in this column represent months. For more information, see disclosure under the caption “Pricing Life Insurance Policies.”

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

We maintain membership affiliations and representation within key industry groups, such as the Life Insurance Settlement Association. Our Chairman, Paul Siegert, currently serves on the board of the Life Insurance Settlement Association.  We typically sponsor events and/or maintain a trade booth at events where we are able to maintain contacts with existing life settlement brokers and meet new brokers to submit policies for purchase.

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

We purchase life insurance policies that have been in force for more than two years from the policy issuance date and meet our other underwriting guidelines. Our underwriting and business development departments use pricing and credit criteria that are similar to those used by other institutions that finance similar assets. As described elsewhere in this report, our current policy involves the use of two life expectancy reports for assessing the value of the life insurance policies, unless the life insurance policy is a small face (defined as a policy with $250,000 in face value benefits or less) in which case we may estimate the life expectancy using actuarial mortality table assumptions. In addition, we review the relevant historical, projected and actual premium streams to assess the accuracy of the pricing expectations and identify any variance from projected premium levels, as well as the cause of such variance. This includes a periodic review of the policy’s premium payment history and ongoing confirmations of account values with life insurance companies.

Pricing Life Insurance Policies

Pricing involves an analysis of both the policy and the insured. An analysis of the insurance policy starts with an illustration obtained from the insurance company providing a schedule of level premium payments until the insured reaches age 125. Then, utilizing pricing software now owned by Modeling Actuarial Pricing Systems, Inc. (“MAPS”), we reverse engineer the premium schedule of the policy to determine a premium schedule that provides for the minimum payments required to keep the policy in effect. An analysis of the insured involves an actuarial evaluation of the insured’s probable mortality at different points in the future—the mortality curve. This analysis covers the insured’s entire projected lifespan using estimates generated by third-party medical actuarial underwriting firms.

In determining the life expectancy estimate, we presently require at least two life expectancy reports from independent medical actuarial underwriting firms, unless the life insurance policy is a small face (defined as a policy with $250,000 in face value benefits or less) in which case we may estimate the life expectancy using actuarial mortality table assumptions.   The health of the insured is summarized by the underwriters in a written health assessment based on the review of the insured’s historical and current medical records. Underwriting assesses the characteristics and health risks of the insured in order to quantify the health into a mortality rating that represents their life expectancy. We average the life expectancy estimates provided by two independent medical actuarial underwriting firms to form our life expectancy estimate. If in the future our borrowing arrangements permit us to evaluate life expectancies differently, we may change or present policy under which we generally obtain two life expectancy estimates from independent third party medical actuarial firms.

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

On January 22, 2013, one of the independent medical actuarial underwriting firms we utilize, 21st Services, announced advancements in its underwriting methodology, resulting in revised estimated life expectancy mortality tables for life settlement transactions.  We had been advised by 21st Services that the changes are very granular and relate to both specific medical conditions and lifestyles of insureds.  These changes are the result of the application of additional medical information that has been gathered by 21st Services over a period of time, and which were applied to the inputs and methodologies used to develop the actuarial life expectancies.   While we do not believe these revised methodologies indicate the previous estimated life expectancies were inaccurate, we believe the revised methodologies provide additional information that should be considered in updating our estimate of the life expectancies of the insureds within our portfolio. Based upon our evaluation and analysis of data made available by 21st Services, as well as information regarding the insureds within our portfolio, we have estimated the impact of the changes in 21st Services’ methodologies for determining life expectancies on a policy-by-policy basis within our portfolio as of December 31, 2012 and applied such changes to the life expectancy inputs used to estimate fair value.  We have adjusted the original life expectancies provided by 21st Services based on four factors, the impact of each analyzed individually for each insured in the GWG portfolio.  The four factors are gender, anti-selection, age, and primary impairment. GWG applied this set of adjustments to all 21st Services life expectancy reports used in valuation of the portfolio as of December 31, 2012.  At that time, the portfolio contained 211 policies on 194 insured lives.  Of those 211 policies, 199 were valued using a 21st Services life expectancy reports as part of the pricing life expectancy estimate calculation.  While the analysis and adjustments were applied on an individual policy basis, the result was an average overall increase in the original life expectancy estimates of 8.67%.  We have a standard practice of obtaining two third-party life expectancy estimates for each policy in our portfolio.  As a result, the effective change in life expectancy on the portfolio as of December 31, 2012 was an average of approximately 4.33%, which resulted in an aggregate decrease in the fair value of our life settlements portfolio of $12.4 million as of December 31, 2012. Life expectancy reports by their very nature are estimates.

During 2013, we sought to update our life expectancy estimates from all four of the major independent third-party medical-actuarial underwriting firms (including 21st Services) with updated medical records on all of the 211 policies we originally used a life expectancy report from 21st Services.  As of December 31, 2013, GWG had successfully procured a new life expectancy reports on 176 of the 211 policies owned as of December 31, 2012. We experienced ten mortalities in 2013 for which no updated life expectancy reports were necessary. We also had two small face policies in our portfolio for which we did not update life expectancy reports. Accordingly, as of December 31, 2013 we had updated our life expectancy estimates based on updated life expectancy reports on all but 23 policies (covering 21 people) in our portfolio that we are still seeking to update.

In order to assess the reasonableness of our adjustments, made effective December 31, 2012, we compared the life expectancy estimates including any adjustments used on December 31, 2012 to the updated life expectancy estimates used on December 31, 2013.  Because an additional year has elapsed since the December 31, 2012 date, the older set of adjusted life expectancy estimates were “rolled down” to shorter numbers based on an actuarial calculation to make them comparable to the updated life expectancy estimates used on December 31, 2013.  The average amount of roll down to account for the 12-month passage of time was eight and one-half months.

We concluded that our the adjustments we made a year ago were reasonable when we the compared the rolled down life expectancy estimates from December 31, 2012 to the updated life expectancy estimates on December 31, 2013.  The average rolled down life expectancy estimate from December 31, 2012 is 80.9 months.  The average updated life expectancy estimate obtained from updated life expectancy reports as of December 31, 2013 is 79.4 months, shorter by one and one-half months. We see no need to make any further adjustments to our life expectancy estimates at this time.

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

While Standard & Poor’s has indicated that statistical credibility is unlikely to be achieved with a pool of less than 1,000 lives, a study published in 2009 by A.M. Best concluded that at least 300 lives are necessary to narrow the band of expected cash flow volatility using the Monte Carlo simulations, which is the same methodology we use to evaluate our portfolios. Our internal analysis of our portfolio, which as of December 31, 2013 consisted of 239 lives, resulted in a standard deviation that is comparable with the A.M. Best measurement for a portfolio of 200 lives. We believe this result is due to the specific portfolio make up of our portfolio relative to the variation in underlying life expectancy estimates. Further, A.M. Best suggests that no one life should comprise more than 3.33% of the face value of an entire portfolio or collateral pool. As of December 31, 2013, the largest face value policy on one life in our portfolio represented approximately 1.35% of the total portfolio. We intend to maintain a well-diversified portfolio as we continue to expand our purchases of life insurance policies.

We also believe our portfolio represents a profitable portfolio. In order to assess the profitability, we analyze the future cash flows expected from our portfolio of life insurance policies. The standard practice within the insurance industry is to analyze the timing of uncertain future cash flows through stochastic modeling, or Monte Carlo simulations. We continue to analyze the expected internal rates of return and spread against borrowing costs represented by our portfolio. As of December 31, 2013, the expected internal rate of return on our portfolio was 12.21% and our weighted average borrowing costs to finance our portfolio was 7.20%.

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

The possible insolvency or loss by a life insurance company is a significant risk to our business. To manage this risk, we seek to purchase policies that are issued by insurance companies with investment-grade ratings from either A.M. Best, Moody’s or Standard & Poor’s. To further mitigate risk, we seek to limit the face value of policy benefits issued by any one life insurance company within the total portfolio to 20%. State guaranty funds generally guaranty policy benefits up to $200,000. In addition, to assure diversity and stability in our portfolio, we regularly review the various metrics of our portfolio relating to credit risk. We track industry rating agency reports and industry journals and articles in order to gain insight into possible financial problems of life insurance companies. Recently, some of the credit ratings on insurance companies were downgraded and we will no longer consider purchasing policies issued by these insurance companies. Finally, we will only purchase those life insurance policies that meet the underwriting standards established in the indenture governing our Renewable Secured Debentures.

As of December 31, 2013, 99.09% of insurance companies in our portfolio hold an investment-grade rating by Standard & Poor’s (BBB- or better), and the face value of policy benefits issued by one life insurance company with in the portfolio was 16.58%.  Of the 41 insurance companies that insure the policies we own, ten companies insure approximately 73.56% of total face value of insurance benefits and the remaining 31 insurance companies insure the remaining approximately 26.44% of total face value of insurance benefits. The concentration risk of our ten largest insurance company holdings as of December 31, 2013 is set forth in the table below.

Rank	Policy Benefits	Percentage of Policy Benefit Amt.	Insurance Company	Ins. Co. S&P Rating
1	$122,780,000	16.58%	AXA Equitable Life Insurance Company	A+
2	$83,995,000	11.34%	John Hancock Life Insurance Company (U.S.A)	AA-
3	$69,944,000	9.44%	Transamerica Life Insurance Company	AA-
4	$56,215,000	7.59%	ING Life Insurance and Annuity Company	AA-
5	$55,769,000	7.53%	Jefferson-Pilot Life Insurance Company	A-
6	$37,735,000	5.09%	Massachusetts Mutual Life Insurance Company	A+
7	$37,250,000	5.03%	American General Life Insurance Company	AA+
8	$29,000,000	3.92%	Pacific Life Insurance Company	A+
9	$26,661,000	3.60%	Metropolitan Life Insurance Company	AA-
10	$25,450,000	3.44%	West Coast Life Insurance Company	AA-

Servicing Agents

We have contracted with Wells Fargo Bank to provide servicing, collateral agent, and trustee services with respect to life insurance policies owned by DLP II. We have contracted with Bank of Utah to provide servicing, collateral agent, and trustee services with respect to all other life insurance policies we own. Wells Fargo Bank and Bank of Utah provide services for certain life insurance policies in connection with ownership and tracking of life insurance policies we own, including paying premiums, posting of payments (receipts) of the life insurance policies, certain monitoring, enforcement of rights and payer notifications, and related services. We reserve the right to service and provide collateral agent services for certain life insurance policies directly, or appoint additional third-party servicers in the future.

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

If federal law were to change, whether by action of the Congress or through the courts, with the result that purchases of non-fractionalized and non-variable life insurance policies would be considered transactions in "securities," we would be in violation of existing covenants under our revolving credit facility requiring us to not be an “investment company” under the Investment Company Act of 1940. This could in the short-term or long-term affect our liquidity and increase our cost of capital and operational expenses, all of which would adversely affect our operating results. It is possible that such an outcome could threaten the viability of our business and our ability to satisfy our obligations as they come due.

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

The table below identifies all states (and the District of Columbia) in which we can conduct business directly with the seller of a life insurance policy or through a licensed provider. An asterisk (*) indicates that the state does not require licensing. In those states identified in the right-hand column, we can purchase policies through our provider relationships with Magna Administrative Services, Inc. Abacus Settlements, LLC, and Lotus Life, LLC. If our relationships with either Magna Administrative Services, Abacus Settlements or Lotus Life were to end, for any reason, we believe we would be able to replace that relationship quickly.

States Where We Conduct Business Directly	States Where We Conduct Business Through Other Licensed Providers
Alabama*	Colorado
Arizona	Georgia
Arkansas	Illinois
California	Kentucky
Connecticut	Minnesota
Delaware	Nevada
District of Columbia*	New Jersey
Florida	Oregon
Indiana	Utah
Illinois	Wisconsin
Iowa
Kansas
Louisiana
Maine
Maryland
Massachusetts
Michigan*
Mississippi
Missouri*
Nebraska
New Mexico*
New York
North Carolina
Ohio
Oklahoma
Pennsylvania
Rhode Island
South Carolina*
South Dakota*
Tennessee
Texas
Virginia
Washington
Wyoming*

We are not presently able to conduct business in the following states due to the fact that we neither have a license to operate in that state nor do we have a relationship with another licensed provider in that state: Alaska, Hawaii, Idaho, Montana, New Hampshire, North Dakota, Vermont, and West Virginia.

Health Insurance Portability and Accountability Act (HIPAA)

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

Regulatory Matters

We have been informed that the SEC is conducting a private investigation of our company and its offering of Renewable Secured Debentures. The SEC has advised us in writing that the investigation is a fact-finding inquiry and does not mean the SEC has concluded that we, or anyone else, have violated any laws or regulations. Also, the SEC has advised us in writing that the investigation does not mean that they have a negative opinion of any person, entity or security. The SEC has not informed us of any intent on its part to stop order our registration statement; it has not asked us to modify our registration statement in any way; and it has not stated that it has found the registration statement to be deficient in any respect. We are fully cooperating with this investigation.

Employees

We employ approximately 32 employees.

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

Risks Related to Our Company and Our Industry

Material changes in the life insurance secondary market, a relatively new and evolving market, may adversely affect our operating results, business prospects and our ability to repay our debt obligations.

Our sole business is the purchase and ownership of life insurance policies acquired in the secondary market, which is a relatively new and evolving market. The success of our business and our ability to satisfy our debt obligations depends in large part on the continued development of the secondary market for life insurance, including the solvency of life insurance companies to pay the face value of the life insurance benefits, both of which will critically impact the performance of the life insurance policy assets we own. We expect that the development of the secondary market will primarily be impacted by a variety of factors such as the interpretation of existing laws and regulations (including laws relating to insurable interests), the passage of new legislation and regulations, mortality improvement rates, and actuarial understandings and methodologies. Importantly, all of the factors that we believe will most significantly affect the development of the life insurance secondary market are beyond our control. Any material and adverse development in the life insurance secondary market could adversely affect our operating results, our access to capital, our ability to repay our various debt and other obligations, and our business prospects and viability. Because of this, an investment in our common stock generally involves greater risk as compared to investments offered by companies with more diversified business operations in more established markets.

We have a relatively limited history of operations and our earnings and cash flows may be volatile, resulting in future losses and uncertainty about our ability to service and repay our debt when and as it comes due.

We are a company with a limited history, which makes it difficult to accurately forecast our earnings and cash flows. During the year ended December 31, 2013, we incurred a net loss of $(195,000), and in the year ended December 31, 2012, we incurred a net loss of $(1,013,000).  Our lack of a significant history and the evolving nature of our market make it likely that there are risks inherent in our business and the performance characteristics for portfolios of life insurance policies that are yet to be recognized by us or others, or not fully appreciated, and that could result in earning less than we anticipate or even suffering further losses.

The valuation of our principal assets on our balance sheet requires us to make material assumptions that may ultimately prove to be incorrect.  In such an event, we could suffer significant losses that could materially and adversely affect our results of operations and eventually cause us to be in default of restrictive covenants contained in our borrowing agreements.

Our principal asset is a portfolio of life insurance policies purchased in the secondary market, comprising approximately 83% of our total assets at December 31, 2012 and 85% of our total assets at December 31, 2013.  Those assets are considered “Level 3” fair value measurements under ASC 820, Fair Value Measurements and Disclosures, as there is currently no active market where we are able to observe quoted prices for identical assets.  As a result, our valuation of those assets incorporates significant inputs that are not observable.  Fair value is defined as an exit price representing the amount that would be received if assets were sold or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

A Level 3 fair value measurement is inherently uncertain and creates additional volatility in our financial statements that are not necessarily related to the performance of the underlying assets.  As of December 31, 2013 and 2012, we estimated the fair value discount rate for our portfolio to be 11.69% and 12.08%, respectively.  If in the future we determine that a higher discount rate is required to ascribe fair value to a similarly situated portfolio of life insurance policies, we could experience significant losses materially affecting our results of operations.  It is also possible that significant losses of this nature could at some point cause us to fall out of compliance with certain borrowing covenants contained in our various borrowing agreements.  This could result in acceleration of our loan balances under the revolving credit facility or our Series I Secured notes and Renewable Secured Debentures, which we may not be able to repay.  We may be forced to seek additional debt or equity financing to repay such debt amounts, which may not be available on terms acceptable to us, if at all.  If we are unable to repay when debt comes due, then our senior lender or the holders of our Series I Secured notes and Renewable Secured Debentures, or both, would have the right to foreclose on our assets.

In an effort to present operating results not subject to the valuation volatility associated with the discount rate we choose, we intend to provide additional non-GAAP financial disclosures, on a consistent basis, presenting the actuarial economic gain we expect within our portfolio of life insurance policies at the expected internal rate of return against the costs we incur over the same period. We report these very same non-GAAP financial measures to the lender under our revolving credit facility pursuant to financial covenants in the related borrowing documents.  Nevertheless, our reported GAAP earnings may in the future be volatile for reasons that do not bear an immediate relationship to the cash flows we experience.

For further disclosure relating to the risks associated with the valuation of our assets, see the risk factor below “ If actuarial assumptions we obtain from third-party providers . . . .” on page 26.

Our expected results from our life insurance portfolio may not match actual results, which could adversely affect our ability to service and grow our portfolio for diversification.

Our business model relies on achieving actual results that are in line with the results we expect to attain from our investments in life insurance policy assets.  In this regard, we believe that the larger portfolio we own, the greater the likelihood that we will achieve our expected results.  To our knowledge, rating agencies generally suggest that portfolios of life insurance policies be diversified enough to achieve actuarial stability in receiving expected cash flows from underlying mortality.  For instance, in a study published in 2012, A.M. Best concluded that at least 300 lives are necessary to narrow the band of cash flow volatility and achieve actuarial stability, while Standard & Poor’s has indicated that stability is unlikely to be achieved with a pool of less than 1,000 lives.  As of December 31, 2012, we owned approximately $572 million in face value of life insurance policies covering 194 lives. As of December 31, 2013, we owned $741 million in face value of life insurance policies covering 239 lives.  Accordingly, while there is risk with a portfolio of any size that our actual yield may be less than expected, we believe that the risk we face is presently more significant given the relative lack of diversification in our current portfolio as compared to rating agency recommendations.

Although we plan to expand the number of life insurance policies we own using proceeds raised from our ongoing offering of Renewable Secured Debentures, we may be unable to meet this goal if sufficient financing from capital sources is not available or is available only on unfavorable or unacceptable terms.  Furthermore, even if our portfolio reaches the size we desire, we still may experience differences between the actuarial models we use and actual mortalities.

Differences between our expectations and actuarial models on the one hand, and actual mortality results on the other hand, could have a materially adverse effect on our operating results and cash flow.  In such a case, we may face liquidity problems, including difficulties servicing our remaining portfolio of policies and servicing our outstanding debt obligations.  Continued or material failures to meet our expected results could decrease the attractiveness of our securities in the eyes of potential investors, making it even more difficult to obtain capital needed to service our portfolio, grow the portfolio to obtain desired diversification, and service our existing debt.

We critically rely on debt financing for our business. Any inability to borrow could adversely affect our business operations, our ability to satisfy our obligations under the debentures and, ultimately, our viability.

To date, we have chosen to finance our business principally through the issuance of debt, including debt incurred by DLP II under a senior revolving credit facility provided by Autobahn/DZ Bank (which we refer to throughout this prospectus as our “revolving credit facility”), our Series I Secured notes and our Renewable Secured Debentures.  Our revolving credit facility is secured by all of the assets of DLP II, has a maximum amount of $100 million, and the outstanding balance at December 31, 2013 and December 31, 2012 was approximately $79 million and $71 million, respectively.  Obligations under the revolving credit facility have a scheduled maturity date of December 31, 2014, and obligations under our Series I Secured notes and Renewable Secured Debentures have scheduled maturities as indicated below in the risk factor “If a significant number of holders . . . .,” on page 28.  Our debt arrangements comprise the most important sources of financing on which our business critically relies to grow our portfolio of life insurance policies and maintain those policies.

Our business model expects that we will have continued access to financing in order to purchase a large and diversified portfolio of life insurance policies and pay the attendant premiums and costs of maintaining the portfolio, all while satisfying our current interest and principal repayment obligations under our revolving credit facility and other indebtedness.  We expect to refinance our revolving credit facility, either through renewal or replacement, when it comes due December 31, 2014.  Pending the due date or refinancing of our revolving credit facility, we expect that proceeds from our life insurance policies will first be used to satisfy our obligations under that facility, as required by the agreement governing the revolving credit facility.  Accordingly, until we achieve cash flows derived from the portfolio of life insurance policy benefits, we expect to rely on the proceeds from our ongoing offering of Renewable Secured Debentures to satisfy our ongoing financing and liquidity needs.  Nevertheless, continued access to financing and liquidity under the revolving credit facility or otherwise is not guaranteed.  For example, general economic conditions could limit our access to financing, as could regulatory or legal pressures exerted on us, our financiers or those involved in our general plan of financing such as brokers, dealers and registered investment advisors.  If we are unable to borrow under the revolving credit facility or otherwise for any reason, or to renew or replace the revolving credit facility when it comes due in December 2014, our business would be adversely impacted and our ability to service and repay our obligations would be compromised.

Our investments in life insurance policies have inherent risks, including fraud and legal challenges to the validity of the policies, which we will be unable to eliminate and which may adversely affect our results of operations.

When we purchase a life insurance policy, we underwrite the purchase of the policy to mitigate certain risks associated with insurance fraud and other legal challenges to the validity of the life insurance policy.  For example, to the extent that the insured is not aware of the existence of the policy, the insured him or herself does not exist, or the insurance company does not recognize the policy, the insurance company may cancel or rescind the policy thereby causing the loss of an investment in that policy.  In addition, if medical records have been altered in such a way as to shorten a life expectancy report, this may cause us to overpay for the related policy.  Finally, we may experience legal challenges from insurance companies claiming that the insured failed to have an insurable interest at the time the policy was originally purchased or that the policy owner made fraudulent disclosures to the insurer at the time the policy was purchased (e.g., disclosures pertaining to the health status of the insured or the existence or sources of premium financing), or challenges from the beneficiaries of an insurance policy claiming, upon mortality of the insured that the sale of the policy to us was invalid.

To mitigate these risks, we require a current verification of coverage from the insurance company, complete a due-diligence investigation of the insured and accompanying medical records, review the life insurance policy application, require a policy to have been in force for at least two years before purchasing, and require a legal review of any premium financing associated with the life insurance policy to determine insurable interest existed.  Nevertheless, we do not expect that these steps will eliminate the risk of fraud or legal challenges to the life insurance policies we purchase.  Furthermore, changes in laws or regulations, or the interpretation of existing laws or regulations, may prove our current due-diligence and risk-mitigation efforts inadequate for us to have confidence that our portfolio of life insurance policies are unlikely to be successfully challenged or to purchase new policies with such confidence.  If a significant face amount of policies were invalidated for reasons of fraud or any other reason, our results of operations would be adversely affected, perhaps materially.

Every acquisition of a life insurance policy necessarily requires us to materially rely on information provided or obtained by third parties.  Any misinformation or negligence in the course of obtaining information could materially and adversely affect the value of the policies we own.

The acquisition of each life insurance policy is negotiated based on variables and particular facts that are unique to the life insurance policy itself and the health of the insured.  The facts we obtain about the policies and the insured at the time at which the policy is applied for and obtained are based on factual representations made to the insurance company by the insured, and the facts the insurance company independently obtains in the course of its own due-diligence examination, such as facts concerning the health of the insured and whether or not there is an insurable interest present when the policy was issued.  Any misinformation or negligence in the course of obtaining or supplying information relating to an insurance policy or insured could materially and adversely impact the value of the life insurance policies we own and could, in turn, adversely affect our financial condition, results of operations, and the value of your common stock.

Our business is subject to state regulation and changes in state laws and regulations governing our business, or changes in the interpretation of such laws and regulations, could negatively affect our business.

When we purchase a life insurance policy, we are subject to state insurance regulations.  Over the past years, we have seen a dramatic increase in the number of states that have adopted legislation and regulations from a model law promulgated by either the National Association of Insurance Commissioners (NAIC) or by the National Conference of Insurance Legislators (NCOIL).  These laws are essentially consumer protection statutes responding to abuses that arose early in the development of our industry, some of which may persist.  Today, almost every state has adopted some version of either the NAIC or NCOIL model laws, which generally require the licensing of purchasers of and brokers for life insurance policies, the filing and approval of purchase agreements, and the disclosure of transaction fees.  These laws also require various periodic reporting requirements and prohibit certain business practices deemed to be abusive.

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

Some states and the SEC have, on occasion, attempted to regulate the purchase of non-variable universal life insurance policies as transactions in securities under federal or state securities laws.  In July 2010, the SEC issued a Staff Report of its Life Settlement Task Force.  In that report, the Staff recommended that certain types of purchased life insurance policies be classified as securities.  The SEC has not taken any position on the Staff Report, and there is no indication if the SEC will take or advocate for any action to implement the recommendations of the Staff Report.  In addition, there have been several federal court cases in which transactions involving the purchase and fractionalization of life insurance contracts have been held to be transactions in securities under the federal Securities Act of 1933.  We believe that the matters discussed in the Staff Report, and existing case law, do not impact our current business model since our purchases of life settlements are distinguishable from those cases that have been held by courts, and advocated by the Staff Report, to be transactions in securities.  For example, neither we nor any of our affiliates are involved in the fractionalization of any life insurance policies, and we do not purchase variable life insurance policies.

With respect to state securities laws, almost all states currently treat the sale of a life insurance policy as a securities transaction under state laws, although some states exclude from the definition of security the original sale from the insured or the policy owner to the life settlement provider.  To date, due to the manner in which we conduct and structure our activities and the availability, in certain instances, of exceptions and exemptions under those state laws, such laws have not adversely impacted our business model.

As a practical matter, the widespread application of federal securities laws to our purchases of life insurance policies, either through the expansion of the definition of what constitutes a “security,” the expansion of the types of transactions in life insurance policies that would constitute transactions in “securities,” or the elimination or limitation of available exemptions and exceptions (whether by statutory change, regulatory change, or administrative or court interpretation) could burden us and other companies operating in the life insurance secondary market through the imposition of additional processes in the purchase of life insurance policies or the imposition of additional corporate governance and operational requirements through the application of the Federal Investment Company Act of 1940.  Any such burdens could be material.  Among the particular repercussions for us would be a violation of existing covenants under our revolving credit facility requiring us to not be an “investment company” under the Investment Company Act of 1940, which could in the short or long term affect our liquidity and increase our cost of capital and operational expenses, all of which would adversely affect our operating results.  It is possible that such an outcome could threaten the viability of our business and our ability to satisfy our obligations as they come due.

Being a public company results in additional expenses and diverts management’s attention, and could also adversely affect our ability to attract and retain qualified directors.

We have been a public reporting company since January 31, 2012.  As a public reporting company, we are subject to the reporting requirements of the Securities Exchange Act of 1934.  These requirements generate significant accounting, legal and financial compliance costs, and make some activities more difficult, time consuming or costly, and may place significant strain on our personnel and resources.  The Securities Exchange Act of 1934 requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting.  In order to establish the requisite disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required.

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

The growth of the life insurance policy secondary market and our expansion within the market may be negatively affected by a variety of factors beyond our control, including:

•	the inability to locate sufficient numbers of life insurance policy sellers and agents to source life sellers;

•	the inability to convince life insurance policy owners of the benefits of selling their life insurance policy;

•	competition from other companies in the life insurance secondary market;

•	negative publicity about the market based on actual or perceived abuses; and

•	the adoption of additional governmental regulation.

The relatively new and evolving nature of the market in which we operate makes these risks unique and difficult to quantify. Nevertheless, contractions in the secondary market for life insurance policies, whether resulting from general economic conditions, regulatory or legal pressures or otherwise (including regulatory pressures exerted on us or others involved in the secondary market for life insurance or involved with participants in that market), could make participation in that market generally less desirable.  This could, in turn, depress the prices at which life insurance policies on the secondary market are bought and sold.  As indicated elsewhere in this prospectus, decreases in the value of life insurance policies on the secondary market could negatively affect our results of operations and our financial condition since the value of our policy portfolio is marked to market on a quarterly basis.

Changes in general economic conditions could adversely impact our business.

Changes in general economic conditions, including, for example, interest rates, investor sentiment, changes specifically affecting the insurance industry, competition, technological developments, political and diplomatic events, tax laws, and other factors not known to us today, can substantially and adversely affect our business and prospects.  For example, changes in interest rates may increase our cost of capital and ability to raise capital, and have a corresponding adverse impact on our operating results.  While we may engage in certain hedging activities to mitigate the impact of these changes, none of these conditions are or will be within our control.

If actuarial assumptions we obtain from third-party providers and rely on to model our expected returns on our investments in life insurance policies change, our operating results and cash flow could be adversely affected, as well as the value of our collateral and our ability to service our debt obligations.

The expected internal rate of return we calculate we will earn when purchasing a life insurance policy is based upon our estimate of how long the insured will live—an actuarial life expectancy. We obtain actuarial life expectancies from third-party medical-actuarial underwriting companies.  These actuarial life expectancies are subject to interpretation and change based on evolving medical technology, actuarial data and analytical techniques.  Any increase in the actuarial life expectancies of insureds within our portfolio could have a materially adverse effect on our operating results and cash flow.  Adverse impacts on the value of our life insurance policy portfolio or our cash flow could in turn impair the value of the collateral we have pledged to our creditors, and our ability to service our debt and obligations as they come due.

On January 22, 2013, 21st Services, an independent provider of life expectancy analysis and related services for the life settlement industry in general, announced advancements in its underwriting methodology, resulting in revised life expectancy mortality tables for life settlement transactions.  Based on information publicly released by 21st Services, the revised tables incorporate significantly more older‐age mortality data than earlier versions commonly used by the life insurance industry, resulting in a far greater ability to:

•	assess the magnitude of impact that hundreds of different types of health impairments have on senior mortality on a case-by-case basis;

•	apply credits and debits during the underwriting process in a manner that accounts for the different impacts of the same impairments upon males and females; and

•
reflect the difference in mortality between insureds who have sold policies and the group of 90,000 insureds underwritten by 21st Services, most of whom did not ultimately sell their policies in the life settlement market (such difference is frequently referred to in the life-settlement industry as “anti-selection”).

21st Services reported that the revised mortality tables reflected an average 19% increase in the life expectancy of insureds.  Nevertheless, 21st Services representatives have also advised us that generalizations could not be gleaned from their report as the changes that were made were very granular and dependent upon the specific medical conditions of an insured, as well as other factors.   More specifically, mortality tables increased the general life expectancies most significantly for people leading an active lifestyle.  The revised tables also generally reflect increased life expectancies for non-smoking men and women.  21st Services representatives have further advised us that (i) certain medial conditions have resulted in increased life expectancies (e.g., cardiovascular disease) and some conditions resulted in decreased life expectancies, and (ii) the revised tables also have greater impact on the life expectancies of insureds who are younger.

We have used 21st Services life expectancy reports as one of two such reports we generally obtain prior to purchasing life insurance policies on the secondary market and average those reports for our life expectancy estimate.  The life expectancy of an insured has an inverse relationship to the expected internal rate of return to be generated from life insurance policies purchased in the secondary market.  A reduced internal rate of return may reduce the value of a life insurance policy available for purchase on the secondary market, and the value of life insurance policies already purchased by us and being serviced in our portfolio.

As of December 31, 2012, we increased all life expectancy reports provided by 21st Services by an average of 8.67%.  The impact of this adjustment to the fair value of our portfolio was a decrease of $12.4 million as of December 31, 2012, and the impact on our expected internal rate of return was a decrease from 14.27% to 12.84%. In February 2013, we began the process of evaluating the impact of 21st Services’ revised mortality tables upon our portfolio.  We concluded that the adjustments we made a year ago were reasonable based upon the updated life expectancy estimates we have on December 31, 2013.  It is possible that the updated life expectancies we use presently use will again change in the future or that the life expectancy assumptions will fail substantially to meet actuarial estimates, and that any such failure could have a materially adverse effect on our business.

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

If we assume we will receive cash inflows from policies sooner than we actually do, we may not be able to make payment on our debt obligations in a timely manner, or at all.  Moreover, a significant discovery that results in mortality improvements among seniors, above historically predicted rates by medical actuaries providing life expectancies, could have a material adverse effect on our life insurance policy investments.

For example, we use a modeling method for projecting cash flows known as the “probabilistic method.” This is an actuarial method that uses a mortality curve to project the likely flow of policy benefits to us, and attempts to reflect the probability that each premium must be paid.  We have in fact experienced fewer cash flows from policy benefits than projected in the early stages of ownership of our current life insurance policy portfolio using this method.  We had expected to receive approximately $65.7 million in cumulative policy benefits as of December 31, 2013, and in fact received $28.6 million. This has resulted in greater than expected premium payments, increasing from an expected $58.6 million to $61.0 million.  Barring significant mortality improvements (i.e., medical advancements relating to the medical conditions of insureds), however, the fact that actual results have differed from the expectations derived from the probabilistic method of projecting cash flows should ordinarily result in greater cash flows later in the portfolio’s servicing period.

We update and revise our projected future cash flows each month using the probabilistic method to reflect the actual experience within our life insurance policy portfolio to date.  We use the current future cash flow projection to generate our expected internal rate of return on the life insurance policy portfolio we own.  We would expect to change our method of calculating our future cash flows only if leading actuarial firms no longer believed such methodology was the most appropriate means of generating projected cash flows from a life insurance policy portfolio.  Any change to the pricing model, methodology, premium forecasting assumptions, cash flow projections, or the mortality assumptions accompanied therewith that increase the projected cost of insurance premiums or decrease the probability of mortality could have a material and adverse impact on our results of operations and cash flows.  Ultimately, this could adversely affect our ability to meet our debt service and repayment obligations.

We may not be able to raise the capital that we are seeking, and may be unable to meet our overall business objectives of growing a larger, more statistically diverse portfolio of life insurance policies without the proceeds from the sale of Renewable Secured Debentures.

Arque Capital serves as the underwriter in our ongoing offering of Renewable Secured Debentures on a best-efforts basis.  Although Arque Capital has agreed to use its best efforts in the offer and sale of these debentures, we may not be able to sell the debentures that we are seeking to sell in the offering. Consequently, the additional capital we are seeking may not ultimately be obtained.

While we plan to continue the offering of our Renewable Secured Debentures in support of our overall business objectives of growing a larger, more statistically diverse portfolio that is more likely to meet our actuarial cash flow projections, if we are unable to continue the offering for any reason we may be unable to meet that goal.  In addition, if holders of our Series I Secured notes were to fail to renew those notes with the frequency we have historically experienced, and actual cash flows from our portfolio of life insurance policies do not occur as our actuarial projections have forecasted, we could be forced to sell our investments in life insurance policies in order to service or satisfy our debt-related obligations.  If we are forced to sell investments in life insurance policies, we may be unable to sell them at prices we believe are appropriate.  In any such event, our business may be materially and adversely impacted.

We depend upon cash distributions from our subsidiaries, and contractual restrictions on distributions to us or adverse events at one of our operating subsidiaries could materially and adversely affect our ability to pay our debts and to continue to operate our business.

GWG Holdings, Inc. is a holding company.  As a holding company, we conduct our operations through our operating subsidiaries, and our only significant assets are the capital stock of our subsidiaries.  Accordingly, our ability to meet our cash obligations depends in material part upon the ability of our subsidiaries to make cash distributions to us.  In this regard, the ability of our subsidiaries to make distributions to us is, and will continue to be, restricted by certain negative covenants in the agreement governing our revolving credit facility.  DLP II is the borrower under our revolving credit facility (see note 6 to our consolidated financial statements).  The significant majority of insurance policies we own are subject to a collateral arrangement with the agent for our revolving credit lender, as described in note 2 to our consolidated financial statements. Under this arrangement, collection and escrow accounts are used to fund purchases and premiums of the insurance policies and to pay interest and other charges under the revolving credit facility. The lender and its agent must authorize all disbursements from these accounts, including any distributions to GWG Life.  Distributions are limited to an amount that would result in the borrowers (us) realizing an annualized rate of return on the equity-funded amount for such assets of not more than 18%, as determined by the agent.  After such amount is reached, the credit agreement requires that excess funds be used to fund repayments or a reserve account in certain amount, before any additional distributions may be made.

If any of the above limitations were to materially impede the flow of cash to us, such fact would materially and adversely affect our ability to service and repay our debt, including obligations under the Renewable Secured Debentures and Series I Secured notes.  In addition, any adverse event at the subsidiary level, such as a declaration of bankruptcy, liquidation or reorganization or an event of default under our revolving credit facility, could materially and adversely affect the ability of our subsidiaries to make cash distributions to us.  Just as with a material contractual impediment to cash flow, any such subsidiary corporate event would materially and adversely affect our ability to service and repay our debt, and negatively impact our ability to continue operations.

If a significant number of holders of our Series I Secured notes and Renewable Secured Debentures demand repayment of those instruments instead of renewing them, and at such time we do not have sufficient capital on hand to fund such repayment (and do not otherwise have access to sufficient capital), we may be forced to liquidate some of our life insurance policy assets, which could have a material and adverse impact on our results of operations.

Our direct and wholly owned subsidiary, GWG Life, had issued and outstanding approximately $29.7 million and $38.6 million in Series I Secured notes as of December 31, 2013 and 2012, respectively. By virtue of GWG Life’s full and unconditional guarantee of obligations under our Renewable Secured Debentures, and other agreements contained in or made in connection with the indenture relating to those debentures, the debentures are pari passu in right of payment and collateral with the Series I Secured notes. The indenture governing the debentures, and the note issuance and security agreement governing the Series I Secured notes, each provide for cross defaults upon an event of default under the provisions of the other agreement (i.e., an event of default under the note issuance and security agreement will constitute an event of default under the indenture, and vice versa).

The terms of the Series I Secured notes have renewal features.  Since we first issued our Series I Secured notes, we have experienced $114,803,000 in maturities, of which $86,990,000 has renewed for an additional term as of December 31, 2013. This has provided us with an aggregate renewal rate of approximately 76% for investments in our Series I Secured notes.  Future contractual maturities of Series I Secured notes payable at December 31, 2013 are as follows:

Years Ending December 31,
2014	$16,111,000
2015	6,700,000
2016	2,030,000
2017	4,085,000
2018	754,000
Thereafter	64,000
$29,744,000

The terms of the Renewable Secured Debentures also have renewal features.  Since we first issued our debentures, we have experienced $18,330,000 in maturities, of which $11,572,000 has renewed for an additional term as of December 31, 2013.  This has provided us with an aggregate renewal rate of approximately 63% for investments in the debentures.  Future contractual maturities of debentures at December 31, 2013 are as follows:

Years Ending December 31,
2014	$34,258,000
2015	41,509,000
2016	29,152,000
2017	7,667,000
2018	5,381,000
Thereafter	16,924,000
$134,891,000

If investors holding existing indebtedness with short-term maturities do not elect to renew and we do not, at such time, have access to sufficient capital or have not raised sufficient capital by other financing efforts, we may need to liquidate some of our investments in life insurance policies earlier than anticipated.  In such an event, we may be unable to sell those life insurance policies at prices we believe are fair or otherwise appropriate and such sales could have a material and adverse impact on our results of operations.

Because we intend to hold our life insurance policies to their maturity, we therefore measure our debt coverage ratio against our current cost of financing, which may not reflect the sale price of our life insurance policies if we were to liquidate them.

We intend and expect to hold the life insurance policy investments until they are paid out at the mortality of the insured.  As a result, we measure our debt coverage ratio based on the portfolio’s gross expected yield against the interest cost of our total debt obligations to finance the portfolio.  The debt coverage ratio, expressed as a percentage, is defined as the ratio of (i) total amounts outstanding on any indebtedness for borrowed money, over (ii) the net present asset value of all life insurance assets we own, plus any cash held in our accounts.  For this purpose, the net present asset value is calculated as the present value of the life insurance portfolio’s expected future cash flows discounted at the weighted-average interest rate of the indebtedness for the previous month. Under the indenture for our Renewable Secured Debentures, the maximum amount of debentures we may issue at any time is limited to an amount such that our debt coverage ratio does not exceed 90%.  This limitation is designed to provide some comfort to holders of our debt that the value of our assets exceeds our obligations to those holders.  Nevertheless, the debt coverage ratio (as calculated) is not based on the fair value of our life insurance policy assets, which may be different—greater or less—than the amount we would receive if we were forced to sell those assets in the marketplace.

Our controlling stockholders and principal executives are involved in a litigation “clawback” claim made by a bankruptcy trustee to an affiliate, and it is possible that the trustee may assert claims against our company.

Our Chief Executive Officer, Jon R. Sabes and our Chief Operating Officer, Steven F. Sabes, who together beneficially own or control approximately 94.2% of our common stock, as of December 31, 2013, are subject to litigation relating to claims by a bankruptcy trustee for loan payments made to an affiliate, Opportunity Finance, LLC.  Such payments may ultimately be deemed to be avoidable transfers under preference or other legal theories. Case No. 08-45257 (U.S. Bankruptcy Court District of Minnesota).  In addition, GWG Life invested $1.0 million in Opportunity Finance, LLC in 2006 and was repaid and received $176,948 of interest income from that investment in 2007.  To date, no claim has been made against GWG Holdings.

Although we believe there are numerous meritorious defenses to the claims made by the bankruptcy trustee, and we are advised that the defendants in that action will vigorously defend against the trustee’s claims, such defendants may not prevail in the litigation with the bankruptcy trustee.  If the bankruptcy trustee sought to sell or transfer the equity interests of Jon R. Sabes or Steven F. Sabes as a result of the litigation, there could be a change in control of the Company, and our business together with all of our investors, including investors in our common stock, could be materially and adversely impacted.  Such adverse results would likely arise in connection with negative change-in-control covenants contained in our revolving credit facility agreements, the breach of those covenants and an ensuing event of default under such facility.  Finally, regardless of the outcome of this litigation, these matters are likely to distract management and reduce the time and attention that they are able to devote to our business.

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

We are an “emerging growth company” and our election to delay adoption of new or revised accounting standards applicable to public companies may result in our financial statements not being comparable to those of some other public companies. As a result of this and other reduced disclosure requirements applicable to emerging growth companies, our securities may be less attractive to investors.

As a public reporting company with less than $1.0 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” under the Jumpstart our Business Startups Act of 2012, or the JOBS Act.  An emerging growth company may take advantage of certain reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies.  In particular, as an emerging growth company we:

•	are not required to obtain an attestation and report from our auditors on our management’s assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;

•
are not required to provide a detailed narrative disclosure discussing our compensation principles, objectives and elements and analyzing how those elements fit with our principles and objectives (commonly referred to as “compensation discussion and analysis”);

•
are not required to obtain a non-binding advisory vote from our stockholders on executive compensation or golden parachute arrangements (commonly referred to as the “say-on-pay,” “say-on-frequency” and “say-on-golden-parachute” votes);

•	are exempt from certain executive compensation disclosure provisions requiring a pay-for-performance graph and CEO pay ratio disclosure;

•	may present only two years of audited financial statements and only two years of related Management’s Discussion & Analysis of Financial Condition and Results of Operations, or MD&A;

•	are eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act; and

We intend to take advantage of all of these reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act.  Our election to use the phase-in periods may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the phase-in periods under §107 of the JOBS Act.

Certain of these reduced reporting requirements and exemptions were already available to us due to the fact that we also qualify as a “smaller reporting company” under SEC rules.  For instance, smaller reporting companies are not required to obtain an auditor attestation and report regarding management’s assessment of internal control over financial reporting; are not required to provide a compensation discussion and analysis; are not required to provide a pay-for-performance graph or CEO pay ratio disclosure; and may present only two years of audited financial statements and related MD&A disclosure.

Under the JOBS Act, we may take advantage of the above-described reduced reporting requirements and exemptions for up to five years after our initial sale of common equity pursuant to a registration statement declared effective under the Securities Act of 1933, or such earlier time that we no longer meet the definition of an emerging growth company.  In this regard, the JOBS Act provides that we would cease to be an “emerging growth company” if we have more than $1.0 billion in annual revenues, have more than $700 million in market value of our common stock held by non-affiliates, or issue more than $1.0 billion in principal amount of non-convertible debt over a three-year period.  Furthermore, under current SEC rules we will continue to qualify as a “smaller reporting company” for so long as we have a public float (i.e., the market value of common equity held by non-affiliates) of less than $75 million as of the last business day of our most recently completed second fiscal quarter.

We cannot predict if investors will find our securities less attractive due to our reliance on these exemptions.  If investors were to find our securities less attractive as a result of our election, we may have difficulty raising all of the proceeds we seek in our ongoing offering of Renewable Secured Debentures.

Advances previously made to members of our executive management and outstanding at the time that we initially filed the registration statement for our ongoing offering of Renewable Secured Debentures may be deemed violations of Section 402 of the Sarbanes-Oxley Act of 2002. That law prohibits public reporting companies from extending or maintaining credit to directors or executive officers in the form of a personal loan. Any such violations could have material and adverse effect upon our reputation and business.

Prior to our conversion from a limited liability company to a corporation and the filing of the registration statement for our ongoing offering of Renewable Secured Debentures, we made certain advances to our executive management personnel, Messrs. Jon R. Sabes, Steven F. Sabes and Paul A. Siegert, that were to be repaid by such individuals upon or in connection with operating distributions to be paid by us when the Company had cash flow sufficient to make distributions on account of their ownership interests in the Company. For further information, please refer to the “Executive Compensation” section of this prospectus the “—Summary Compensation Table,” “—Employment Agreements and Change-in-Control Provisions,” and “—Related-Party Transactions” captions thereunder.

Each of Messrs. Jon R. Sabes, Steven F. Sabes and Paul A. Siegert have repaid all outstanding advances, including all interest accrued thereon.  Nevertheless, because such loan advances remained outstanding at the time that we initially filed such registration statement with the SEC, we may be deemed to have inadvertently violated Section 402 of the Sarbanes-Oxley Act of 2002, which prohibits “issuers” from extending or maintaining credit to directors or executive officers in the form of a personal loan.  As defined under the Sarbanes-Oxley Act of 2002, the term “issuer” includes, in addition to public companies, a company that has filed a registration statement that has not yet become effective under the Securities Act of 1933 and that has not been withdrawn.  Although we believe that the loan advances constitute business loans, as opposed to personal loans, regulatory authorities may not agree with this assessment if the matter is investigated and claims alleging a violation are pursued.  On July 27, 2011, Messrs. Jon R. Sabes, Steven F. Sabes and Paul A. Siegert repaid their loan balances.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

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

Record Holders

As of March 19, 2014, we had 16 holders of record of our common stock.

Dividends

We have not paid any dividends on our common stock during the fiscal years ended December 31, 2012 and 2013, or during the interim period through the date of this report, and we do not expect to pay additional cash dividends or make any other distributions in the foreseeable future.  We presently intend to retain all earnings, if any, to provide for our growth and reduce our debt levels. The payment of cash dividends on common stock in the future, if any, will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, loan agreement restrictions, our financial condition and other factors deemed relevant by our Board of Directors.  The indenture between us and Bank of Utah as the indenture trustee, under which our Renewable Secured Debentures are issued, generally restricts us from declaring or paying dividends unless no default and no event of default with respect to the debentures exists or would exist immediately following the declaration or payment of the dividend.

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

The registration statement covers up to $250 million in principal amount of debentures. From January 31, 2012 through December 31, 2013, we sold a total of $153,230,000 in principal amount of debentures, and incurred associated underwriting commissions, and expenses paid or payable to underwriters in the amount of $7,548,000 of which $2,401,000 was amortized. As of December 31, 2013 we had $134,891,000 of debentures in force plus $1,902,000 of subscriptions in process, less unamortized selling costs of $5,147,000, resulting in aggregate net proceeds of $131,646,000. None of the payments for offering expenses were directly or indirectly made to our directors or officers (or their associates), our affiliates, or to persons owning 10% or more of any class of our equity securities.

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

Unregistered Sales of Securities

In 2011, the Company’s wholly owned subsidiary, GWG Life, sold $13,537,876 in principal amount of Series I Secured notes for cash.  In addition, $61,782 in principal amount of such notes were sold in consideration of reinvested interest payable on account of issued notes.  The Company is a guarantor of GWG Life’s obligations under the Series I Secured notes.  The notes were offered and sold solely to accredited investors in a private placement under Section 4(a)(2) of the Securities Act of 1933, and Regulation D/Rule 506 thereunder.  Arque Capital Ltd. was the managing broker-dealer for the offering of the notes and received customary sales commissions aggregating $387,048.

In 2011, the Company sold a total of 1,858,891 shares of Series A Preferred Stock for aggregate cash consideration of $13,941,683.  In addition, 2,387 preferred shares were issued as in-kind dividends payable on account of the preferred stock.  In connection with the sales of preferred stock, the Company issued three-year warrants for the purchase of up to 137,874 shares of common stock at the per-share price of $6.25.  The preferred stock and warrants were offered and sold solely to accredited investors in a private placement under Section 4(a)(2) of the Securities Act of 1933, and Regulation D/Rule 506 thereunder.  Arque Capital Ltd. was the managing broker-dealer for the offering of the preferred stock and received customary sales commissions aggregating $1,447,127.

In 2012, the Company’s wholly owned subsidiary, GWG Life, sold $50,000 in principal amount of Series I Secured notes for cash.  In addition, $141,052 in principal amount of such notes were sold in consideration of reinvested interest payable on account of earlier issued notes.  The Company is a guarantor of GWG Life’s obligations under the Series I Secured notes.  The notes were offered and sold solely to accredited investors in a private placement under Section 4(a)(2) of the Securities Act of 1933, and Regulation D/Rule 506 thereunder.

In 2012, the Company sold a total of 855,240 shares of Series A Preferred Stock for aggregate cash consideration of $6,414,300.  In addition, 563,467 preferred shares were sold in consideration of converted principal and interest owing under Series I Secured notes, and 82,323 preferred shares were issued as in-kind dividends payable on account of the preferred stock.  In connection with the sales of preferred stock, the Company issued three-year warrants for the purchase of up to 694,034 shares of common stock at the per-share price of $6.25.  The preferred stock and warrants were offered and sold solely to accredited investors in a private placement under Section 4(a)(2) of the Securities Act of 1933, and Regulation D/Rule 506 thereunder.  Arque Capital Ltd. was the managing broker-dealer for the offering of the preferred stock and received customary sales commissions aggregating $1,051,000.

In 2013, the Company’s wholly owned subsidiary, GWG Life, sold $196,484 in principal amount of Series I Secured notes in consideration of reinvested interest payable on account of earlier issued notes.  The Company is a guarantor of GWG Life’s obligations under the Series I Secured notes.  The notes were offered and sold solely to accredited investors in a private placement under Section 4(a)(2) of the Securities Act of 1933, and Regulation D/Rule 506 thereunder.  Arque Capital Ltd. was the managing broker-dealer for the offering of the notes.

In 2013, the Company issued 82,606 shares of Series A Preferred Stock as in-kind dividends payable on account of the preferred stock.  The preferred stock was issued sold solely to accredited investors in a private placement under Section 4(a)(2) of the Securities Act of 1933, and Regulation D/Rule 506 thereunder.

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

In 2013, we recognized $12,036,000 of revenue from the receipt of $16,600,000 in policy benefits.  In addition, we recognized revenue from the change in fair value of our life insurance policies, net of premiums and carrying costs, of $17,478,000. In 2013, interest expense, including amortization of the deferred financing costs and preferred stock dividends, was $20,763,000, and selling, general and administrative expenses were $10,323,000.  Income tax expense in 2013 was $2,174,000.  Our net loss in 2013 was $195,000.

Critical Accounting Policies

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with the Generally Accepted Accounting Principles (GAAP) requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our judgments, estimates and assumptions on historical experience and on various other factors believed to be reasonable under the circumstances. Actual results could differ materially from these estimates. We evaluate our judgments, estimates and assumptions on a regular basis and make changes accordingly. We believe that the judgments, estimates and assumptions involved in the accounting for the valuation of investments in life insurance policies have the greatest potential impact on our consolidated financial statements and accordingly believe these to be our critical accounting estimates. Below we discuss the critical accounting policies associated with these estimates as well as certain other critical accounting policies.

Ownership of Life Insurance Policies—Fair Value Option

Our primary business involves the purchasing and financing of life insurance policies. As such, we account for the purchase of life insurance policies in accordance with Financial Accounting Standards Board’s Accounting Standards Codification (FASB ASC) 325-30, Investments in Insurance Contracts, which requires us to use either the investment method or the fair value method. We have elected to account for these life insurance policies as investments using the fair value method.

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

In determining life expectancy estimates, we generally use actuarial medical reviews from independent medical underwriters. These medical underwriters summarize the health of the insured by reviewing historical and current medical records. The medical underwriters evaluate the health condition of the insured in order to produce an estimate of the insured’s mortality—a life expectancy report. In the case of a small face policy ($250,000 face value or less), we may use one life expectancy report or estimate life expectancy based on a modified methodology which does not use actuarial medical reviews from independent medical underwriters. The life expectancy estimate represents a range of probabilities for the insured’s mortality against a group of cohorts with the same age, sex and smoking status. These mortality probabilities represent a mathematical curve known as a mortality curve, which is then used to generate a series of expected cash flows from the life insurance policy over the expected lifespan of the insured. A discount rate is used to calculate the net present value of the expected cash flows. The discount rate represents the internal rate of return we expect to earn on investments in a policy or in the portfolio as a whole at the stated fair value. The discount rate used to calculate fair value of our portfolio incorporates the guidance provided by ASC 820, Fair Value Measurements and Disclosures. Many of our current underwriting reveiw processes, including our policy of obtaining actuarial medical reviews from independent medical underwriters as described above, are undertaken in satisfaction of obligations under our revolving credit facility. As a result, we may in the future modify our underwriting review processes if permitted under our borrowing arrangements.

The table below provides the discount rate used to estimate the fair value of our portfolio of life insurance policies for the period ending:

December 31, 2013	December 31, 2012
11.69%	12.08%

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

We engaged a third party, Model Actuarial Pricing Systems (MAPS), to prepare a third-party valuation of our life settlement portfolio. MAPS owns and maintains the portfolio pricing software we use. MAPS processed policy data, future premium data, life expectancy estimate data, and other actuarial information we supply to calculate a net present value for our portfolio using the specified discount rate of 11.69%. MAPS independently calculated the net present value of our portfolio of 263 policies to be $234,672,794, which is the same fair value estimate we used on the balance sheet as of December 31, 2013, and furnished us with a letter documenting its calculation. A copy of such letter is filed as Exhibit 99.1 to this report.

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

We have also provided a valuation allowance against the deferred tax asset related to a tax basis capital loss generated with respect to its settlement and subsequent disposal of our investment in Athena Structured Funds PLC (see “Notes to Consolidated Financial Statements” Note 10).  As we have no expectation of generating capital gains within the applicable carry-forward period, we do not believe that it is more likely than not that the deferred asset will be realized.

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

Risk Relating to Forward-Looking Statements

Certain matters discussed in this section of this report, and elsewhere in this report, are forward-looking statements.  We have based these forward-looking statements on our current expectations and projections about future events.  Nevertheless, these forward-looking statements are subject to risks, uncertainties and assumptions about our operations and the investments we make, including, among other things, factors discussed in the “Risk Factors” section of this report and the following:

●	changes in the secondary market for life insurance;
●	our limited operating history;
●	the valuation of assets reflected on our financial statements;

●	the reliability of assumptions underlying our actuarial models;
●	our reliance on debt financing;
●	risks relating to the validity and enforceability of the life insurance policies we purchase;
●	our reliance on information provided and obtained by third parties;
●	federal, state and FINRA regulatory matters, including the effect and outcome of current regulatory investigations;
●	additional expenses, not reflected in our operating history, related to being a public reporting company;
●	competition in the secondary life insurance market;
●	the relative illiquidity of life insurance policies;
●	life insurance company credit exposure;
●	economic outlook;
●	performance of our investments in life insurance policies;
●	financing requirements;
●	litigation risks; and
●	restrictive covenants contained in borrowing agreements.

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

Results of Operations — 2013 Compared to 2012

The following is our analysis of the results of operations for the periods indicated below.  This analysis should be read in conjunction with our consolidated financial statements and related notes.

Revenue. Revenue recognized from the receipt of policy benefits was $12,036,000 and $6,283,000 in 2013 and 2012, respectively.  Revenue recognized from the change in fair value of our life insurance policies, net of premiums and carrying costs, was $17,478,000 in 2013 and $11,154,000 in 2012. The change in fair value related to new policies acquired during 2013 and 2012 was $27,475,000 and $12,242,000, respectively.  In each case, the increases in fair value were due to changes in the discount rates we applied to calculate the net present value of cash flows expected from our portfolio of life insurance policies, change in fair value of policies acquired during the period, and aging of the policies. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance companies that issued the life insurance policies in our portfolio and our estimate of the risk premium an investor would require to receive the future cash flows from our portfolio of life insurance policies. The discount rate applied to estimate the fair value of the portfolio of life insurance policies we own was 11.69% as of December 31, 2013, compared to 12.08% for the same date in 2012. The decrease in discount rate was due to an increase in the size of the portfolio and the diversity of policies held in our portfolio of life insurance policies that resulted in a lower anticipated risk premium to a potential buyer. The carrying value of policies acquired during each quarterly reporting period are adjusted to their current fair value using the fair value discount rate applied to the entire portfolio as of that reporting date.

Expenses. Interest expense, including amortization of the deferred financing costs as well as preferred stock dividends, was $20,763,000 during 2013 compared to $10,879,000 during 2012, an increase of $9,884,000. The increase was due to increased average debt outstanding and increased issuance costs being amortized during 2013.  Selling, general, and administrative expenses were $10,323,000, and $6,467,000 for 2013 and 2012, respectively; an increase of $3,856,000. Employee compensation and benefits increased by $2,140,000.  This increase partially resulted from $825,000 in discretionary bonuses paid to the original members equal to the tax effect of the conversion from an LLC to a corporation, and a $449,000 increase related to the implementation of a new incentive compensation plan.  Legal expenses went up by $745,000 due to increased compliance work.  Sales and marketing expenses went up by $971,000 due to increased activity related to our public offering of Renewable Secured Debentures and increased effort at procuring life insurance policies for our investment portfolio.

Income Tax Expense. Income tax expense was $2,174,000 and $1,193,000 in 2013 and 2012, respectively. The effective tax rate for the 12 months ended December 31, 2013 and 2012, was 109.8% and 661.8%, respectively, compared to a statutory rate of 40.5%. In 2013 and 2012, there were significant permanent differences between income before income taxes and taxable income. The primary permanent difference between our effective tax rate and the statutory federal rate results from the accrual of preferred stock dividend expense, state taxes, and other non-deductible expenses. The dividends charged to interest expense were $2,528,000 and $2,227,000 in 2013 and 2012, respectively.  Excluding the impact of the dividends and other permanent differences, the effective tax rate for 2013 would have been 40.5%.

The most significant temporary differences between GAAP net income and taxable net income are the treatment of interest costs with respect to the acquisition of the life insurance policies and revenue recognition with respect to the mark-to-market of life insurance portfolio.

Liquidity and Capital Resources

We finance our business through a combination of policy benefit revenues, origination fees, equity offerings, debt offerings, and a credit facility. We have used our debt offerings and credit facility primarily for policy acquisition, policy servicing and portfolio related financing expenditures. We charge an intercompany origination fee in the amount of one to four percent of the face value of a life insurance policy’s benefit when we acquire the related life insurance policy.  The origination fee we charge is included in the total purchase price we pay for a life insurance policy for purposes of our valuation and expected internal rate of return calculations, but is not netted against the purchase price we pay to a seller of an insurance policy. We generated cash flows of $3,711,000 and $2,539,000 from origination fees in 2013 and 2012, respectively.  Profit from intra-company origination fees for life insurance policies retained by the Company are eliminated from our consolidated statements of operations. As such, the origination fees collected under our life insurance policy financing arrangements are reflected in our consolidated statements of cash flows as cash flows from financing activities as they are paid in the form of borrowings used to finance the acquisition. Our revolving bank line allows DLP II to borrow the funds necessary to pay origination fees to GWG Life.  Our borrowing agreements allow us to use net proceeds of the Renewable Secured Debentures for policy acquisition, which includes origination fees. If the policy acquisition is not financed, no fees are included in the consolidated cash flows.  See “Cash Flows” below for further information. We determine the purchase price of life insurance policies in accordance with ASC 325-30, Investments in Insurance Contracts, using the fair value method. Under the fair value method, the initial investment is recorded at the transaction price.  Because the origination fees are paid from a wholly owned subsidiary to the parent company, these fees are not included in the transaction price as reflected in our consolidated financial statements. For further discussion on our accounting policies for life settlements, please refer to note 1 to our consolidated financial statements.

As of December 31, 2013, we had approximately $43.2 million in combined available cash and available borrowing base surplus capacity under our revolving credit facility for the purpose of purchasing additional life insurance policies, paying premiums on existing policies, paying portfolio servicing expenses, and paying principal and interest on our outstanding financing obligations.

In September 2012, we concluded a Series A preferred stock offering, receiving an aggregate $24.6 million in subscriptions for our Series A preferred stock. These subscriptions consisted of $14.0 million in conversions of outstanding Series I Secured notes and $10.6 million of new investments. We have used the proceeds from the sale of our Series A preferred stock, together with the origination fees we received to purchase and finance life insurance policies to fund our operational expenditures.

In June 2011, we registered a $250.0 million debt offering of our Renewable Secured Debentures with the SEC, which registration became effective on January 31, 2012. As of December 31, 2013, we had approximately $134.9 million in principal amount of Renewable Secured Debentures outstanding. As of December 31, 2013, the total amount of Renewable Secured Debentures sold, including renewals, is $153.2 million.

Additionally, our wholly owned subsidiary GWG Life issued Series I Secured notes beginning in November 2009 on a private placement basis to accredited investors only. As of December 31, 2013, we had approximately $29.7 million in principal amount of Series I Secured notes outstanding.  This offering was closed in November 2011.

The weighted-average interest rate of our outstanding Series I Secured notes as of December 31, 2013 and 2012 was 8.35% and 8.22%, respectively, and the weighted-average maturity at those dates was 2.49 and 1.43 years, respectively.  The Series I Secured notes have renewal features.  Since we first issued our Series I Secured notes, we have experienced $114,803,000 in maturities, of which $86,990,000 has renewed for an additional term as of December 31, 2013. This has provided us with an aggregate renewal rate of approximately 76% for investments in our subsidiary secured notes. Future contractual maturities of Series I Secured notes payable at December 31, 2013 are as follows:

Years Ending December 31,
2014	$16,111,000
2015	6,700,000
2016	2,030,000
2017	4,085,000
2018	754,000
Thereafter	64,000
$29,744,000

The weighted-average interest rate of our outstanding Renewable Secured Debentures as of December 31, 2013 and 2012 was 7.53% and 7.65%, respectively, and the weighted-average maturity at those dates was 3.69 and 3.03 years, respectively.  Our Renewable Secured Debentures have renewal features.  Since we first issued our Renewable Secured Debentures, we have experienced $18,339,000 in maturities, of which $11,572,000 has renewed for an additional term as of December 31, 2013.  This has provided us with an aggregate renewal rate of approximately 63% for investments in our Renewable Secured Debentures. Future contractual maturities of Renewable Secured Debentures at December 31, 2013 are as follows:

Years Ending December 31,
2014	$34,258,000
2015	41,509,000
2016	29,152,000
2017	7,667,000
2018	5,381,000
Thereafter	16,924,000
$134,891,000

The Renewable Secured Debentures and Series I Secured notes are secured by all our assets, and are subordinate to our revolving credit facility with Autobahn/DZ Bank.  The Renewable Secured Debentures and Series I Secured notes are pari passu with respect to our assets pursuant to an inter-creditor agreement (see notes 7 and 8 to our consolidated financial statements).

We maintain a $100 million revolving credit facility with Autobahn/DZ Bank through GWG Life’s wholly owned subsidiary DLP II.  As of December 31, 2013 and 2012, we had $79.0 and $71.0 million outstanding under the revolving credit facility and maintained an available borrowing base surplus of $3.9 and $15.0 million (see note 6 to our consolidated financial statements).

We expect to meet our ongoing operational capital needs through a combination of policy benefit revenues, origination fees, and proceeds from financing transactions. We expect to meet our policy acquisition, servicing, and financing capital needs principally from the receipt of policy benefit revenues from our portfolio of life insurance policies, net proceeds from our offering of Renewable Secured Debentures, and from our revolving credit facility. Because we only receive origination fees when we purchase a policy, our receipt of those fees is contingent upon our consummation of policy purchases, which is, in turn, contingent upon our receipt of external funding. Despite recent adverse capital market conditions, including a prolonged credit crisis, we have demonstrated continued access to credit and financing markets.  Furthermore, we expect to begin receiving insurance benefit payments on our portfolio of life insurance policies as the average age of the insureds increase and mortality events occur over time—which we expect to begin more significantly in 2015 and steadily increasing until 2018. As a result of the foregoing, we estimate that our liquidity and capital resources are sufficient for our current and projected financial needs. Nevertheless, if we are unable to continue our offering of Renewable Secured Debentures for any reason (or if we become unsuccessful in selling debentures), and we are unable to obtain capital from other sources, we expect that our business would be materially and adversely affected. In addition, our business would be materially and adversely affected if we did not receive the policy benefits we forecast and if holders of our Renewable Secured Debentures or Series I Secured notes failed to renew with the frequency we have historically experienced. In such a case, we could be forced to sell our investments in life insurance policies, to service or satisfy our debt-related obligations and continue to pay policy premiums.

Capital expenditures have historically not been material and we do not anticipate making material capital expenditures in 2013 or beyond.

Debt Financings Summary

We had the following outstanding debt balances as of December 31, 2013:

Issuer/Borrower	Principal Amount Outstanding	Weighted Average Interest Rate
GWG Holdings, Inc. - Renewable Secured Debentures	$134,891,000	7.53%
GWG Life Settlements, LLC - Series I Secured notes	29,744,000	8.35%
GWG DLP Funding II, LLC - revolving credit facility	79,000,000	6.19%
Total	$243,635,000	7.20%

Our total credit facility and other indebtedness balance as of December 31, 2013 and 2012 was $243,635,000 and $167,179,000, respectively. At December 31, 2013, the total outstanding face amount under our Series I Secured notes outstanding was $29,744,000, less unamortized selling costs of $469,000, resulting in a carrying amount of $29,275,000.  At December 31, 2012, the total outstanding face amount under our Series I Secured notes outstanding was $38,570,000, less unamortized selling costs of $725,000, resulting in a carrying amount of $37,845,000.  At December 31, 2013, the total outstanding face amount of Renewable Secured Debentures was $134,891,000 plus $1,902,000 of subscriptions in process, less unamortized selling costs of $5,147,000, resulting in a carrying amount of $131,646,000.  At December 31, 2012, the total outstanding face amount of Renewable Secured Debentures outstanding was $57,609,000 plus $845,000 of subscriptions in process, less unamortized selling costs of $2,735,000, resulting in a carrying amount of $55,719,000.  At December 31, 2013, the fair value of our investments in life insurance policies of $234,673,000 plus our cash balance of $33,450,000 and our restricted cash balance of $5,833,000, totaled $273,956,000, representing an excess of portfolio assets over secured indebtedness of $30,321,000.  At December 31, 2012, the fair value of our investments in life insurance policies of $164,317,000 plus our cash balance of $27,497,000 and our restricted cash balance of $2,093,000, totaled $193,907,000, representing an excess of portfolio assets over secured indebtedness of $26,728,000. The Renewable Secured Debentures and Series I Secured notes are secured by all our assets and are subordinate to our revolving credit facility with Autobahn/DZ Bank.  The Renewable Secured Debentures and Series I Secured notes are pari passu with respect to shared collateral pursuant to an inter-creditor agreement.

The following forward-looking table seeks to illustrate the impact of the sale of our portfolio of life insurance assets at various discount rates in order to satisfy our debt obligations as of December 31, 2013.  In all cases, the sale of the life insurance assets owned by DLP II will be used first to satisfy all amounts owing under the revolving credit facility with Autobahn/ DZ Bank.  The net sale proceeds remaining after satisfying all obligations under the revolving credit facility would be applied to Renewable Secured Debentures and Series I Secured notes on a pari passu basis.

Portfolio Discount Rate	11%	12%	13%	14%	15%
Value of portfolio	$243,497,996	$230,868,939	$219,232,233	$208,487,889	$198,547,915
Cash and cash equivalents	39,282,008	39,282,008	39,282,008	39,282,008	39,282,008
Total assets	282,780,004	270,150,947	258,514,241	247,769,897	237,829,923
Revolving credit facility Autobahn/DZ Bank	79,000,000	79,000,000	79,000,000	79,000,000	79,000,000
Net after revolving credit facility	203,780,004	191,150,947	179,514,241	168,769,897	158,829,923
Series I Secured notes and Renewable Secured Debentures	164,634,927	164,634,927	164,634,927	164,634,927	164,634,927
Net after Series I Secured notes and Renewable Secured Debentures	$39,145,077	$26,516,020	$14,879,314	$4,134,970	$(5,805,004)
Impairment to Series I Secured notes and Renewable Secured Debentures	No impairment	No impairment	No impairment	No impairment	Impairment

The table illustrates that our ability to fully satisfy amounts owing under the Renewable Secured Debentures and Series I Secured notes would likely be impaired upon the sale of all our life insurance assets at a price equivalent to a discount rate of approximately 14.41% or higher.  The discount rates used to calculate the fair value of our portfolio for mark-to-market accounting were 11.69% as of December 31, 2013, and 12.08% as of December 31, 2012.  The table does not include any allowance for transactional fees and expenses associated with a portfolio sale (which expenses and fees could be substantial), and is provided to demonstrate how various discount rates used to value our portfolio could affect our ability to satisfy amounts owing under our debt obligations, in light of our senior secured lender’s right to priority payments. You should read the above table in conjunction with the information contained in other sections of this report, including our discussion of discount rates included under the “—Critical Accounting Policies – Valuation of Insurance Policies” caption above.  This discussion and analysis is based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The forward-looking presentation above is subject to numerous risks and uncertainties.  Our actual results could differ materially from those suggested or implied by the above table.  Please see the caption “Risk Relating to Forward-Looking Statements” above.

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

The actual use of proceeds from the sale of Renewable Secured Debentures from January 31, 2012 to December 31, 2013 is as follows:

Gross Offering Proceeds	$142,653,000
Net Offering Proceeds	134,396,000
Held in Short-Term Investments	32,214,000

Net Offering Proceeds Used	$102,182,000	100%
Purchase Policies	56,594,000	56%
Payment of Premiums	13,672,000	13%
Payment of Principal and Interest	23,678,000	23%
Other Expenditures	8,238,000	8%

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

Quarter End Date	Portfolio Face Amount	12-Month Trailing Benefits Collected	12-Month Trailing Premiums Paid	12-Month Trailing Benefits/Premium Coverage Ratio
March 31, 2012	$482,455,000	$4,203,000	$14,977,000	28.06%
June 30, 2012	489,255,000	8,703,000	15,412,000	56.47%
September 30, 2012	515,661,000	7,833,000	15,837,000	49.46%
December 31, 2012	572,246,000	7,350,000	16,597,000	44.28%
March 31, 2013	639,755,000	11,350,000	18,044,000	62.90%
June 30, 2013	650,655,000	13,450,000	19,182,000	70.11%
September 30, 2013	705,069,000	18,450,000	20,279,000	90.98%
December 31, 2013	740,648,000	16,600,000	21,733,000	76.38%

We believe that the portfolio cash flow results set forth above represent our general investment thesis: that the life insurance policy benefits we receive will continue to increase over time in relation to the premiums we are required to pay on the remaining polices in the portfolio. Nevertheless, we expect that our portfolio cash flow results will remain inconsistent until such time we achieve our goal of acquiring a larger, more diversified portfolio of life insurance policies in order to obtain more normalized actuarial results. As our receipt of life insurance policy benefits continues to increase, we expect to begin servicing and paying down our outstanding indebtedness, or alternatively purchasing additional life insurance policies, from these cash flows.  As indicated above under “Liquidity and Capital Resources,” we presently expect that by 2015, the cash inflows from the receipt of policy benefits will exceed the premium obligations on the remaining life insurance policies held within the portfolio as of December 31, 2013.  See “Business—Portfolio Management.”

The amount of payments for anticipated premiums and servicing costs that we will be required to make over the next five years to maintain our current portfolio, assuming no mortalities, is set forth in the table below.

Year	Premiums and Servicing
2014	$22,871,000
2015	25,188,000
2016	27,639,000
2017	30,785,000
2018	33,641,000
Total	$140,124,000

The life insurance policies owned by DLP II are subject to a collateral arrangement with the agent to our revolving credit lender, as described in note 6 to the consolidated financial statements. Under this arrangement, collection and escrow accounts are used to fund purchases and premiums of the insurance policies and to pay interest and other charges under our revolving credit facility. The lender and its agent must authorize all disbursements from these accounts, including any distributions to GWG Life or Holdings. Distributions are limited to an amount that would result in the borrowers (DLP II, GWG Life, and Holdings) realizing an annualized rate of return on the equity funded amount for such assets of not more than 18%, as determined by the agent. After such amount is reached, the credit agreement requires that excess funds be used to fund repayments or a reserve account in a certain amount before any additional distributions may be made. In the future, these arrangements may restrict the cash flows available for payment of principal and interest on our debt obligations.

Inflation

Changes in inflation do not necessarily correlate with changes in interest rates. We presently do not foresee any material impact of inflation on our results of operations in the periods presented in our consolidated financial statements.

Off-Balance Sheet Arrangements

Operating Lease - We entered into an office lease with U.S. Bank National Association as the landlord. The lease was effective April 22, 2012 with a term through August 31, 2015. The lease is for 11,695 square feet of office space located at 220 South Sixth Street, Minneapolis, Minnesota. We are obligated to pay base rent plus common area maintenance and a share of the building operating costs. Minimum lease payments under the lease are as follows:

2014	$104,000
2015	70,000
Total	$174,000

Credit Risk

We review the credit risk associated with our portfolio of life insurance policies when estimating its fair value. In evaluating the policies’ credit risk we consider insurance company solvency, credit risk indicators, economic conditions, ongoing credit evaluations, and company positions. We attempt to manage our credit risk related to life insurance policies typically by purchasing policies issued only from companies with an investment grade credit rating by either Standard & Poor’s, Moody’s, or A.M. Best Company.  As of December 31, 2013, 99.09% of our life insurance policies, by face value benefits, were issued by companies that maintained an investment grade rating (BBB- or better) by Standard & Poor’s.

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

In addition, our Renewable Secured Debentures and Series I Secured notes require us to maintain a “debt coverage ratio” designed to ensure that the expected cash flows from our portfolio of life insurance policies is able to adequately service our total outstanding indebtedness. In addition, our Renewable Secured Debentures requires us to maintain a “subordination ratio” which limits the total amount of indebtedness that can be issued senior in rank to the Renewable Secured Debentures and Series I Secured notes.  These ratios are calculated using non-GAAP measures in the method described below, without regard to GAAP-based fair value measures.

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

	Year Ended
	2013	2012
GAAP net income (loss)	$(195,000)	$(1,013,000)
Unrealized fair value gain (1)	(39,338,000)	(27,856,000)
Adjusted cost basis increase (2)	38,627,000	25,936,000
Accrual of unrealized actuarial gain (3)	21,822,000	4,794,000
Total adjusted non-GAAP income (4)	$20,916,000	$1,861,000

(1)	Reversal of unrealized fair value gain of life insurance policies for current period.
(2)	Adjusted cost basis is increased to include those acquisition and servicing expenses which are not capitalized by GAAP.
(3)	Accrual of actuarial gain at expected internal rate of return based on investment cost basis for the period.
(4)	We must maintain an annual positive consolidated net income, calculated on a non-GAAP basis, to maintain compliance with our revolving credit facility with DZ Bank/Autobahn.

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

As of December 31,	2013	2012
GAAP net worth (1)	$19,231,000	$22,644,000
Less intangible assets (2)	(6,068,000)	(3,650,000)
GAAP tangible net worth	13,163,000	18,994,000
Unrealized fair value gain (3)	(114,744,000)	(75,406,000)
Adjusted cost basis increase (4)	106,201,000	67,123,000
Accrual of unrealized actuarial gain (5)	49,666,000	27,845,000
Total adjusted non-GAAP tangible net worth (6)	$54,286,000	$38,556,000

(1)	Includes termination of redeemable member’s interest prior to corporate conversion and preferred stock classified as temporary equity.
(2)	Unamortized portion of deferred financing costs and pre-paid insurance.
(3)	Reversal of cumulative unrealized fair value gain or loss of life insurance policies.
(4)	Adjusted cost basis is increased by acquisition and servicing expenses which are not capitalized under GAAP.
(5)	Accrual of cumulative actuarial gain at expected internal rate of return based on investment cost basis.
(6)	We must maintain a total adjusted non-GAAP tangible net worth of $15 million to maintain compliance with our revolving credit facility with DZ Bank/Autobahn.

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

As of December 31,	2013	2012
Weighted-average expected IRR (1)	12.21%	12.84%
Weighted-average revolving credit facility interest rate (2)	6.19%	2.02%
Excess spread (3)	6.02%	10.82%
Total weighted-average interest rate on indebtedness for borrowed money (4)	7.20%	5.39%
Total excess spread	5.01%	7.45%

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

Investment Cost Basis

As of December 31,	2013	2012
GAAP fair value	$234,673,000	$164,317,000
Unrealized fair value gain (A)	(114,744,000)	(75,406,000)
Adjusted cost basis increase (B)	106,201,000	67,123,000
Investment cost basis (C)	$226,130,000	$156,034,000

(A)	This represents the reversal of cumulative unrealized GAAP fair value gain of life insurance policies.
(B)	Adjusted cost basis is increased to include those acquisition and servicing expenses that are not capitalized by GAAP.
(C)	This is the full cash investment cost basis in life insurance policies from which our expected internal rate of return is calculated.

(2)	This is the weighted-average revolving credit relating to our revolving credit facility interest rate as of the measurement date.
(3)	We must maintain an excess spread of 2.00% relating to our revolving credit facility to maintain compliance under such facility.
(4)	Represents the weighted-average interest rate paid on all outstanding indebtedness as of the measurement date, determined as follows:

Outstanding Indebtedness

As of December 31,	2013	2012
Revolving credit facility	$79,000,000	$71,000,000
Series I Secured notes	29,744,000	38,570,000
Renewable Secured Debentures	134,891,000	57,609,000
Total	$243,635,000	$167,179,000

Interest Rates on Indebtedness
Revolving credit facility	6.19%	2.02%
Series I Secured notes	8.35%	8.22%
Renewable Secured Debentures	7.53%	7.65%
Weighted-average interest rates on indebtedness	7.20%	5.39%

Debt Coverage Ratio and Subordination Ratio. Our Renewable Secured Debentures and Series I Secured notes require us to maintain a “debt coverage ratio” of less than 90%.  The “debt coverage ratio” is calculated by dividing the sum of our total indebtedness by the sum of our cash and cash equivalents and the net present value of the life insurance portfolio. The “subordination ratio” for our Renewable Secured Debentures is calculated by dividing the total indebtedness that is senior to Renewable Secured Debentures and Series I Secured notes by the sum of the company’s cash and cash equivalents and the net present value of the life insurance portfolio.  The “subordination ratio” must be less than 50%.  For purposes of both ratio calculations, the net present value of the life insurance portfolio is calculated using a discount rate equal to the weighted average interest rate of all indebtedness.

As of December 31,	2013	2012
Life insurance portfolio policy benefits	$740,648,000	$572,246,000
Discount rate of future cash flows	7.20%	5.39%
Net present value of life insurance portfolio policy benefits	$302,761,000	$248,702,000
Cash and cash equivalents	39,283,000	29,590,000
Total Coverage	$332,044,000	$278,292,000

Revolving credit facility	79,000,000	71,000,000
Series I Secured notes	29,744,000	38,570,000
Renewable Secured Debentures	134,891,000	57,609,000
Total Indebtedness	$243,635,000	$167,179,000

Debt Coverage Ratio	71.23%	60.07%
Subordination Ratio	23.10%	25.51%

As of December 31, 2013, we were in compliance with both the debt coverage ratio and the subordination ratio as required under our related financing agreements for Renewable Secured Debentures and Series I Secured notes.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
GWG Holdings, Inc.
Minneapolis, MN

We have audited the accompanying consolidated balance sheet of GWG Holdings, Inc. as of December 31, 2013, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GWG Holdings, Inc. as of December 31, 2013 and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP
Minneapolis, Minnesota
March 19, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

GWG HOLDINGS, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of GWG Holdings, Inc. and Subsidiaries (Company) as of December 31, 2012, and the related consolidated statements of operations, changes in equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GWG Holdings, Inc. and Subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Mayer Hoffman McCann P.C.
Minneapolis, MN
March 30, 2013

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
A S S E T S
Cash and cash equivalents	$33,449,793	$27,497,044
Restricted cash	5,832,970	2,093,092
Due from related parties	-	8,613
Investment in life settlements, at fair value	234,672,794	164,317,183
Deferred financing costs, net	357,901	97,040
Death benefits receivable	-	2,850,000
Other assets	1,067,018	1,085,063
TOTAL ASSETS	$275,380,476	$197,948,035

L I A B I L I T I E S & S T O C K H O L D E R S’ E Q U I T Y (DEFICIT)
LIABILITIES
Revolving credit facility	$79,000,000	$71,000,000
Series I Secured notes payable	29,275,202	37,844,711
Renewable Secured Debentures	131,646,062	55,718,950
Accounts payable	839,869	470,059
Interest payable	7,209,408	3,477,320
Other accrued expenses	504,083	1,291,499
Deferred taxes, net	7,675,174	5,501,407
TOTAL LIABILITIES	256,149,798	175,303,946

COMMITMENTS AND CONTINGENCIES (NOTES 14 AND 15)

CONVERTIBLE, REDEEMABLE PREFERRED STOCK
(par value $0.001; shares authorized 40,000,000; shares issued and outstanding 3,368,109 and 3,361,076; liquidation preference of $25,261,000 and $25,208,000 on December 31, 2013 and 2012, respectively)	24,722,693	23,905,878

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock (par value $0.001: shares authorized 210,000,000; shares issued and outstanding 9,124,000 and 9,989,000 on December 31, 2013 and 2012)	9,124	9,989
Additional paid-in capital	2,937,438	6,971,844
Accumulated deficit	(8,438,577)	(8,243,622)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(5,492,015)	(1,261,789)

TOTAL LIABILITIES & EQUITY (DEFICIT)	$275,380,476	$197,948,035

The accompanying notes are an integral part of these Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2013	December 31, 2012
REVENUE
Gain on life settlements, net	$29,513,642	$17,436,743
Interest and other income	3,551,132	89,055
TOTAL REVENUE	33,064,774	17,525,798

EXPENSES
Interest expense	20,762,644	10,878,627
Employee compensation and benefits	5,043,848	2,903,373
Legal and professional fees	1,754,209	1,076,694
Other expenses	3,525,261	2,486,813
TOTAL EXPENSES	31,085,962	17,345,507

INCOME BEFORE INCOME TAXES	1,978,812	180,291
INCOME TAX EXPENSE	2,173,767	1,193,190

NET LOSS	(194,955)	(1,012,899)
Accretion of preferred stock to liquidation value	(806,624)	(1,578,405)
LOSS ATTRIBUTABE TO COMMON SHAREHOLDERS	$(1,001,579)	$(2,591,304)

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)
Net loss	$(0.02)	$(0.10)
Accretion of preferred stock to liquidation value	$(0.09)	$(0.16)
Net loss per share attributable to common shareholders	$(0.11)	$(0.26)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	9,517,397	9,989,000

The accompanying notes are an integral part of these Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common	Common Stock	Additional Paid-in	Accumulated	Total
	Shares	(par)	Capital	Deficit	Equity

Balance, December 31, 2011	9,989,000	$9,989	$8,169,303	$(7,230,723)	$948,569

Net loss	-	-	-	(1,012,899)	(1,012,899)

Issuance of warrants to purchase common stock	-	-	380,946	-	380,946

Accretion of preferred stock to liquidation value	-	-	(1,578,405)	-	(1,578,405)

Balance, December 31, 2012	9,989,000	9,989	6,971,844	(8,243,622)	(1,261,789)

Net income				(194,955)	(194,955)

Repurchase of common stock	(865,000)	(865)	(3,251,535)	-	(3,252,400)

Stock-based compensation			23,753	-	23,753

Accretion of preferred stock to liquidation value			(806,624)	-	(806,624)

Balance, December 31, 2013	9,124,000	$9,124	$2,937,438	$(8,438,577)	$(5,492,015)

The accompanying notes are an integral part of these Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended
	December 31, 2013	December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(194,955)	$(1,012,899)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Gain on life settlements	(39,337,542)	(27,856,374)
Amortization of deferred financing and issuance costs	2,470,390	1,908,930
Deferred income taxes	2,173,767	1,193,190
Convertible, redeemable preferred stock issued in lieu of cash dividends	623,899	567,478
Convertible, redeemable preferred stock dividends payable	255	338,695
Repurchase of common stock	(3,252,400)	-
(Increase) decrease in operating assets:
Due from related parties	8,613	(6,348)
Death benefits receivable	2,850,000	(2,850,000)
Other assets	(566,418)	(869,165)
Increase (decrease) in operating liabilities:
Accounts payable	369,809	(257,708)
Interest payable	3,418,432	1,744,599
Other accrued expenses	50,642	(69,292)

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(31,385,508)	(27,168,894)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	(34,997,500)	(15,067,495)
Proceeds from settlement of life settlements	4,563,896	1,067,210
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(30,433,604)	(14,000,285)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from revolving credit facility	8,000,000	11,000,000
Payments for redemption of Series I Secured notes payable	(8,671,624)	(7,477,197)
Proceeds from issuance of Renewable Secured Debentures	85,260,976	58,553,280
Payment of deferred issuance costs for Renewable Secured Debentures	(4,320,542)	(3,024,545
Payments for redemption of Renewable Secured Debentures	(8,143,363)	(112,500)
Proceeds from (uses of) restricted cash	(3,739,878)	2,701,210
Issuance (redemption) of convertible, redeemable preferred stock	(613,708)	6,414,273
Payments of issuance cost for convertible, redeemable preferred stock	-	(1,266,647)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	67,771,861	66,787,874

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,952,749	25,618,695

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	27,497,044	1,878,349
END OF PERIOD	$33,449,793	$27,497,044

The accompanying notes are an integral part of these Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED

	Year Ended
	December 31, 2013	December 31, 2012
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest and preferred dividends paid	$13,627,000	$6,280,000

NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-cash conversion of Series I Secured notes	$912,000	$4,220,000
Non-cash conversion of accrued interest payable on Series I Secured notes	$-	$6,000
Warrants issued to purchase common stock	$-	$381,000
Options issued to purchase common stock	$24,000	$-
Accrued interest payable on Series I Secured notes added to principal	$185,000	$142,000
Accrued interest payable on Renewable Secured Debentures added to principal	$141,000	$13,000
Unsettled life settlements included in accounts payable	$-	$292,000

The accompanying notes are an integral part of these Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Nature of business and summary of significant accounting policies

Nature of business - GWG Holdings, Inc. and subsidiaries, located in Minneapolis, Minnesota, facilitates the purchase of life insurance policies for its own investment portfolio through its wholly owned subsidiary, GWG Life Settlements, LLC (GWG Life), and its subsidiaries, GWG Trust (Trust), GWG DLP Funding II, LLC (DLP II) and its wholly owned subsidiary, GWG DLP Master Trust II (the Trust II).  Our wholly owned subsidiary, GWG Broker Services, LLC (Broker Services), was formed to earn fees for brokering policy transactions between market participants. Our wholly owned subsidiary United Lending, LLC (United Lending) and its wholly owned subsidiary United Lending SPV, LLC (United Lending SPV) were formed to finance life settlement premiums and policy loans.  All of these entities are legally organized in Delaware. Unless the context otherwise requires or we specifically so indicate, all references in this report to "we", "us", "our", "our Company", "GWG", or the "Company" refer to these entities collectively.  GWG Member, LLC, a wholly owned subsidiary formed November 2010 to facilitate the acquisition of policies, has not commenced operations as of December 31, 2013.  The entities were legally organized in Delaware and are collectively referred herein to as GWG, or the Company.

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

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Deposits and initial direct costs advanced on unsettled policy acquisitions are recorded as other assets until policy ownership has been transferred to the Company.  Such deposits and direct cost advances were $201,000 and $785,000 at December 31, 2013 and 2012 respectively.

Deferred financing and issuance costs – Costs incurred to obtain financing under the revolving credit facility, as described in note 6, have been capitalized and are amortized using the straight-line method over the term of the revolving credit facility. Amortization of deferred financing costs was $455,000 and $233,000 for the years ended December 31, 2013 and 2012, respectively. The future amortization is expected to be $358,000 for the year ending December 31, 2014. The Series I Secured notes payable, as described in note 7, are reported net of issuance costs, sales commissions and other direct expenses, which are amortized using the interest method over the term of each respective borrowing. The Renewable Secured debentures, as described in note 8, are reported net of issuance costs, sales commissions and other direct expenses, which are amortized using the interest method over the term of each respective borrowing. The Series A preferred stock, as described in note 9, is reported net of issuance costs, sales commissions, including the fair value of warrants issued, and other direct expenses, which are amortized using the interest method as interest expense over the three-year redemption period.

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

Recently adopted pronouncements - Pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the Company.

(2)       Restrictions on cash

The Company is required by its lenders to maintain collection and escrow accounts. These accounts are used to fund the acquisition, pay annual premiums of insurance policies, pay interest and other charges under the revolving credit facility, and collect policy benefits. DZ Bank AG, as agent for Autobahn Funding Company, LLC, the lender for the revolving credit facility as described in note 6, authorizes the disbursements from these accounts. At December 31, 2013 and 2012 there was a balance of $5,833,000, and $2,093,000, respectively, maintained in these restricted cash accounts.

(3)      Investment in life insurance policies

The life insurance policies (Level 3 fair value measurements) are valued based on unobservable inputs that are significant to the overall fair value measurement. Changes in the fair value of these instruments are recorded in gain or loss on life insurance policies in the consolidated statements of operations (net of the cash premiums paid on the policies). The fair value is determined on a discounted cash flow basis that incorporates life expectancy assumptions.  Life expectancy reports have been obtained from widely accepted life expectancy providers. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require. As a result of management’s analysis, discount rates of 11.69% and 12.08% were applied to the portfolio as of December 31, 2013 and 2012, respectively.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s life insurance policies accounted for under the fair value method and their estimated maturity dates, based on remaining life expectancy is as follows:

	As of December 31, 2013			As of December 31, 2012
Years Ending December 31,	Number of Contracts	Estimated Fair Value	Face Value	Number of Contracts	Estimated Fair Value	Face Value
2014	-	$-	$-	-	$-	$-
2015	4	5,065,000	6,750,000	-	-	-
2016	8	8,174,000	13,750,000	2	1,163,000	2,000,000
2017	25	33,345,000	63,916,000	13	11,608,000	22,229,000
2018	33	37,243,000	80,318,000	17	21,155,000	53,439,000
2019	34	32,844,000	89,295,000	31	28,252,000	75,668,000
2020	34	27,741,000	75,644,000	35	26,947,000	84,579,000
Thereafter	125	90,261,000	410,975,000	113	75,192,000	334,331,000
Totals	263	$234,673,000	$740,648,000	211	$164,317,000	$572,246,000

The Company recognized death benefits of $16,600,000 and $7,350,000 during 2013 and 2012, respectively, related to policies with a carrying value of $4,564,000 and $1,067,000, respectively.  The Company recorded realized gains of $12,036,000 and $6,283,000 on such policies.

Reconciliation of gain on life settlements:

	2013	2012
Change in fair value	$39,338,000	$27,856,000
Premiums and other annual fees	(21,860,000)	(16,702,000)
Policy maturities	12,036,000	6,283,000
Gain on life settlements, net	$29,514,000	$17,437,000

The estimated expected premium payments to maintain the above life insurance policies in force for the next five years, assuming no mortalities, are as follows:

Years Ending December 31,
2014	$22,739,000
2015	25,056,000
2016	27,508,000
2017	30,653,000
2018	33,509,000
$139,465,000

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

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Level 3 Valuation Process

The estimated fair value of the Company’s portfolio of life settlements is determined on a quarterly basis by the Company’s portfolio management committee, taking into consideration changes in discount rate assumptions, estimated premium payments and life expectancy estimate assumptions, as well as any changes in economic and other relevant conditions.  These inputs are then used to estimate the discounted cash flows using the Model Actuarial Pricing System (MAPS), probabilistic portfolio pricing model, which estimates the cash flows using various probabilities and scenarios.  The valuation process includes a review by senior management as of each valuation date.  Management has also engaged a third party expert to independently test the accuracy of the valuations using the inputs provided by management on a quarterly basis.

Life insurance policies, as well as the portfolio taken as a whole, represent financial instruments recorded at fair value on a recurring basis. The following table reconciles the beginning and ending fair value of the Company’s Level 3 investments in its portfolio of life insurance policies for the years ending December 31, as follows:

	2013	2012
Beginning balance	$164,317,000	$122,169,000
Purchases	35,582,000	15,359,000
Maturities (acquisition cost)	(4,564,000)	(1,067,000)
Gross unrealized gains	39,338,000	28,055,000
Gross unrealized losses	-	(199,000)
Ending balance	$234,673,000	$164,317,000

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of a portfolio of life insurance policies is based on information available to the Company at the reporting date. Fair value is based upon a discounted cash flow model that incorporates life expectancy estimate assumptions.  Life expectancy estimates are obtained from independent, third-party widely accepted life expectancy estimate providers at policy acquisition. The life expectancy values of each insured, as determined at policy acquisition, are rolled down monthly for the passage of time by the MAPS actuarial software the Company uses for ongoing valuation of its portfolio of life insurance policies.  The discount rate incorporates current information about discount rates applied by other reporting companies owning portfolios of life insurance policies, discount rates observed in the life insurance secondary market, market interest rates, the credit exposure to the insurance company that issued the life insurance policy and management’s estimate of the risk premium a purchaser would require to receive the future cash flows derived from our portfolio of life insurance policies.

On January 22, 2013, one of the independent medical actuarial underwriting firms we utilize, 21st Services, announced advancements in its underwriting methodology, resulting in revised estimated life expectancy mortality tables for life settlement transactions.  We have been advised by 21st Services that the changes are very granular and relate to both specific medical conditions and lifestyles of insureds.  These changes are the result of the application of additional medical information that has been gathered by 21st Services over a period of time, and which has now been applied to the inputs and methodologies used to develop the actuarial life expectancies.   While we do not believe these revised methodologies indicate the previous estimated life expectancies were inaccurate, we believe the revised methodologies provide additional information that should be considered in updating our estimate of the life expectancies of the insureds within our portfolio of life settlement contracts as of December 31, 2012.    Based upon our evaluation and analysis of data made available by 21st Services, as well as information regarding the insureds within our portfolio, we have estimated the impact of the changes in 21st Services’ methodologies for determining life expectancies on a policy-by-policy basis within our portfolio as of December 31, 2012 and applied such changes to the life expectancy inputs used to estimate fair value.  We have adjusted the original life expectancies provided by 21st Services based on four factors, the impact of each analyzed individually for each insured in the GWG portfolio.  The four factors are gender, anti-selection, age, and primary impairment. GWG applied this set of adjustments to all 21st Services LEs used in valuation of the portfolio as of December 31, 2012.  At that time, the portfolio contained 211 policies on 194 insured lives.  Of those 211 policies, 199 were valued using a 21st Services LE as part of the pricing LE calculation.  While the analysis and adjustments were applied on an individual policy basis, the result was an average overall increase in the original life expectancy estimates of 8.67%.  We have a standard practice of obtaining two third-party life expectancy estimates for each policy in our portfolio.  As a result, the effective change in life expectancy on the portfolio was an average of approximately 4.33%, which resulted in an aggregate decrease in the fair value of our life settlements portfolio of $12.4 million.  Life expectancy reports by their very nature are estimates.

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

	As of December 31,	As of December 31,
	2013	2012
Weighted average age of insured	82.1	81.3
Weighted average life expectancy, months*	87.0	91.6
Average face amount per policy	$2,816,000	$2,712,064
Discount rate	11.69%	12.08%

* Standard life expectancy as adjusted for insured’s specific circumstances.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Change in life expectancy
	plus 8 months	minus 8 months	plus 4 months	minus 4 months
Investment in life policies
December 31, 2013	$(34,382,000)	$36,152,000	$(17,417,000)	$17,865,000

December 31, 2012	$(24,072,000)	$25,268,000	$(12,185,000)	$12,484,000

	Change in discount rate
	plus 2%	minus 2%	plus 1%	minus 1%
Investment in life policies
December 31, 2013	$(22,944,000)	$27,063,000	$(11,933,000)	$12,959,000

December 31, 2012	$(16,811,000)	$19,978,000	$(8,759,000)	$9,547,000

Other Fair Value Considerations

Carrying value of receivables, prepaid expenses, accounts payable and accrued expenses approximate fair value due to their short-term maturities and low credit risk. The estimated fair value of the Company’s Series I Secured notes payable is approximately $33,067,000 based on a weighted-average market interest rate of 7.51% based on an income approach. The Company began issuing Renewable Secured Debentures in the first quarter of 2012. The current interest rates on the Renewable Secured Debentures approximate market rates. The carrying value of the Renewable Secured Debentures approximates fair value. The carrying value of the revolving credit facility reflects interest charged at the commercial paper rate plus an applicable margin. The margin represents our credit risk, and the strength of the portfolio of life insurance policies collateralizing the debt. The overall rate reflects market, and the carrying value of the revolver approximates fair value. All of the financial instruments are level 3 fair value measurements.

The Company has issued warrants to purchase common stock in connection with the issuance of its convertible, redeemable preferred stock. Warrants were determined by the Company as permanent equity. The fair value measurements associated with the warrants, measured at issuance represent level 3 instruments.

As of December 31, 2013:

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

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)       Notes receivable from related parties

As of December 31, 2013 and December 31, 2012, the Company had receivables totaling $5,000,000 due from an affiliate, Opportunity Finance, LLC, which were fully reserved. Opportunity Finance ceased operations in 2008.

(6)       Credit facilities

Revolving credit facility – Autobahn Funding Company LLC

On July 15, 2008, DLP II and United Lending entered into a revolving credit facility pursuant to a Credit and Security Agreement (Agreement) with Autobahn Funding Company LLC (Autobahn), providing the Company with a maximum borrowing amount of $100,000,000. Autobahn is a commercial paper conduit that issues commercial paper to investors to provide funding to DLP II and United Lending.  DZ Bank AG acts as the agent for Autobahn. The original Agreement was to expire on July 15, 2013.  On January 29, 2013, Holdings, together with GWG Life and DLP II, entered into an Amended and Restated Credit and Security Agreement with Autobahn, extending the facility expiration date to December 31, 2014, and removing United Lending as a party to the amended and restated Agreement.  The amount outstanding under this facility as of December 31, 2013 and 2012, was $79,000,000 and $71,000,000, respectively.

The Agreement requires DLP II to pay, on a monthly basis, interest at the commercial paper rate plus an applicable margin, as defined in the Agreement.  The effective rate was 6.19% and 2.02% at December 31, 2013 and December 31, 2012, respectively. The weighted average effective interest rate (excluding the unused line fee) was 6.14% and 2.14% for the years ended December 31, 2013 and 2012, respectively. The Agreement also requires payment of an unused line fee of 0.30% on the unfunded amount under the revolving credit facility. The note is secured by substantially all of DLP II assets which consist primarily of life settlement policies.

The Agreement has certain financial and nonfinancial covenants. The Company was in compliance with these covenants at December 31, 2013 and 2012. The Agreement generally prohibits the Company from:

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

Consolidated net income and tangible net worth as of and for the year ended December 31, 2013, as calculated under the agreement, was $20,916,000 and $54,286,000 respectively.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advances under the Agreement are subject to a borrowing base formula, which limits the availability of advances on the borrowing base calculation based on attributes of policies pledged to the facility. Over-concentration of policies by insurance carrier, over-concentration of policies by insurance carriers with ratings below a AA- rating, and the premiums and facility fees reserve are the three primary factors with the potential of limiting availability of funds on the facility. Total funds available for additional borrowings under the borrowing base formula criteria at December 31, 2013 and 2012, were $3,937,000 and $15,043,000 respectively.

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

(7)       Series I Secured notes payable

Series I Secured notes payable have been issued in conjunction with the GWG Series I Secured notes private placement memorandum dated August 25, 2009 (last revised November 15, 2010). On June 14, 2011 the Company closed the offering to additional investors, however, existing investors may elect to continue advancing amounts outstanding upon maturity subject to the Company’s option. Series I Secured notes have maturity dates ranging from six months to seven years with fixed interest rates varying from 5.65% to 9.55% depending on the term of the note. Interest is payable monthly, quarterly, annually or at maturity depending on the terms of the note. At December 31, 2013 and 2012 the weighted average interest rates of Series I Secured notes were 8.35% and 8.22%, respectively. The notes are secured by assets of GWG Life. The principal amount outstanding under these Series I Secured notes was $29,744,000 and $38,570,000 at December 31, 2013, and December 31, 2012, respectively.  The difference between the amount outstanding on the Series I Secured notes and the carrying amount on the consolidated balance sheet is due to netting of unamortized deferred issuance costs. Overall, interest expense includes amortization of deferred financing and issuance costs of $606,000 and $1,170,000 in 2013 and 2012, respectively.  Future expected amortization of deferred financing costs is $468,000 over the next six years.

On November 15, 2010, Jon Sabes and Steve Sabes pledged their ownership interests in the Company to the Series I Trust as security for advances under the Series I Trust arrangement.

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

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future contractual maturities of Series I Secured notes payable at December 31, 2013 are as follows:

Years Ending December 31,
2014	$16,111,000
2015	6,700,000
2016	2,030,000
2017	4,085,000
2018	754,000
Thereafter	64,000
$29,744,000

(8)       Renewable Secured Debentures

The Company has registered with the Securities and Exchange Commission, effective January 2012, the offer and sale of $250,000,000 of secured debentures. Renewable Secured Debentures have maturity dates ranging from six months to seven years with fixed interest rates varying from 4.75% to 9.50% depending on the term of the note. Interest is payable monthly, annually or at maturity depending on the terms of the debenture. At December 31, 2013 and 2012, the weighted average interest rate of Renewable Secured Debentures was 7.53% and 7.65%, respectively. The debentures are secured by assets of GWG Life and GWG Holdings. The amount outstanding under these Renewable Secured Debentures was $134,891,000 and $57,609,000 at December 31, 2013 and 2012, respectively. The difference between the amount outstanding on the Renewable Secured Debentures and the carrying amount on the consolidated balance sheet is due to netting of unamortized deferred issuance costs and cash receipts for new issuances in process at December 31, 2013 and 2012. Amortization of deferred issuance costs was $1,843,000 and $506,000 in 2013 and 2012, respectively.  Future expected amortization of deferred financing costs is $5,147,000. Subsequent to December 31, 2013, the Company has issued approximately an additional $17,715,000 in principal amount of these Renewable Secured Debentures.

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

Future contractual maturities of Renewable Secured Debentures at December 31, 2013 are as follows:

Years Ending December 31,
2013	$34,258,000
2014	41,509,000
2015	29,152,000
2016	7,667,000
2017	5,381,000
Thereafter	16,924,000
$134,891,000

The Company entered into an Indenture effective October 19, 2011 with Holdings as obligor, GWG Life as guarantor, and Bank of Utah as trustee for the benefit of the debenture holders.  The Indenture has certain financial and nonfinancial covenants.  The Company was in compliance with these covenants at December 31, 2013 and 2012.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)     Convertible, redeemable preferred stock

The Company began offering 3,333,333 shares of convertible redeemable preferred stock (Series A preferred stock) for sale to accredited investors in a private placement on July 31, 2011. The offering of Series A preferred stock concluded on September 2, 2012 and resulted in 3,278,000 shares being issued for gross consideration of $24,582,000. As of December 31, 2013, 166,000 shares have been issued as a result of conversion of $1,163,000 in dividends into shares of Series A preferred stock.  The Series A preferred stock was sold at an offering price of $7.50 per share. Series A preferred stock has a preferred dividend yield of 10% per annum, and each share has the right to convert into 1.5 shares of the Company’s common stock. The Company may elect to automatically convert the Series A preferred stock to common stock as described below. Series A preferred shareholders also received three-year warrants to purchase, at an exercise price per share of $6.25, one share of common stock for every 20 shares of Series A preferred stock purchased.  The warrants are exercisable immediately. In the Certificate of Designations for the Series A preferred stock dated July 31, 2011, the Company agreed to permit preferred shareholders to sell their shares back to the Company for the stated value of $7.50 per share, plus accrued dividends, according to the following schedule:

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

At the election of the Company, the Series A preferred shares may be automatically converted into the common stock of the Company in the event of either (1) a registered offering of the Company’s common stock with the SEC aggregating gross proceeds of at least $5.0 million at a price equal to or greater than $5.50 per share of common stock, or (2) the consent of shareholders holding at least a majority of the then-outstanding shares of Series A preferred stock. As of December 31, 2013, the Company had issued 3,450,000 preferred shares resulting in gross consideration of $25,799,000 (including cash proceeds, conversion of Series I Secured notes and accrued interest on Series I notes, and conversion of preferred dividends payable). In 2013, the Company redeemed 82,000 shares valued at $614,000 resulting in 3,368,000 shares outstanding with the gross value of $25,176,000. The Company incurred Series A preferred stock issuance costs of $2,838,000, of which $2,385,000 was amortized to additional paid in capital as of December 31, 2013, resulting in a carrying amount of $24,723,000.

The Company determined that the grant date fair value of the outstanding warrants attached to the Series A preferred stock was $395,000 for warrants issued through December 31, 2013. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share upon 30 days written notice to the investors at any time after (i) the Company has completed a registration of its common stock with the SEC and (ii) the weighted-average sale price per share of common stock equals or exceeds $7.00 per share for ten consecutive trading days ending on the third business day prior to proper notice of such redemption. Total warrants outstanding as of December 31, 2013, were 831,909 with a weighted-average remaining life of 1.34 years. Total warrants outstanding at December 31, 2012, were 831,909 with a weighted-average remaining life of 2.34 years.

Dividends on the Series A preferred stock may be paid in either cash or additional shares of Series A preferred stock at the election of the holder and approval of the Company. The dividends are reported as an expense and included in the caption interest expense in the consolidated statements of operations.

The Company declared and accrued dividends of $2,528,000 and $2,227,000 in 2013 and 2012, respectively, pursuant to a board resolution declaring the dividend.  89,000 and 81,000 shares of Series A preferred stock were issued in lieu of cash dividends in 2013 and 2012.  The shares issued in lieu of cash dividends were issued at $7.00 per share.  As of December 31, 2013, Holdings has $629,000 of accrued preferred dividends which were paid or converted to shares of Series A preferred stock on January 15, 2014.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)       Income taxes

The Company did not have any current income taxes for the years ended December 31, 2013 or 2012.  The components of deferred income tax expense for the years ended December 31, 2013 and 2012, respectively, consisted of the following:

Income tax provision:	2013	2012
Deferred:
Federal	$1,826,000	$1,002,000
State	348,000	191,000
Total income tax expense	$2,174,000	$1,193,000

The following table provides a reconciliation of our income tax expense at the statutory federal tax rate to our actual income tax expense:

	2013		2012
Statutory federal income tax	$673,000	34.0%	$61,000	34.0%
State income taxes, net of federal benefit	298,000	15.1%	165,000	91.2%
Series A preferred stock dividends	860,000	43.4%	757,000	420.1%
Other permanent differences	343,000	17.3%	210,000	116.5%
Total income tax expense	$2,174,000	109.8%	$1,193,000	661.8%

The most significant temporary differences between GAAP net income and taxable net income are the treatment of interest costs with respect to the acquisition of the life insurance policies and revenue recognition with respect to the mark-to-market of life insurance portfolio.

The tax effects of temporary differences that give rise to deferred income taxes were as follows:

	2013	2012
Deferred tax assets :

Athena Securities Group, LTD, advisory services	$-	$1,455,000
Note receivable from related party	2,023,000	2,023,000
Net operating loss carryforwards	2,596,000	1,671,000
Other assets	164,000	20,000
Subtotal	4,783,000	5,169,000
Valuation allowance	(2,164,000)	(2,023,000)
Net deferred tax asset	2,619,000	3,146,000

Deferred tax liabilities:
Investment in life settlements	(10,294,000)	(8,647,000)
Net deferred tax assets	$(7,675,000)	$(5,501,000)

At December 31, 2013 and 2012, the Company had federal net operating loss (NOL) carryforwards of $4,182,000 and $4,129,000, respectively, which will begin to expire in 2031. Future utilization of NOL carryforwards is subject to limitation under Section 382 of the Internal Revenue Code.  This section generally relates to a more than 50 percent change in ownership over a three-year period.  We currently do not believe that any issuance of common stock has resulted in an ownership change under Section 382.

The Company provides for a valuation allowance when it is not considered more likely than not that our deferred tax assets will be realized.  At December 31, 2013 and 2012, based upon all available evidence, the Company has provided a valuation allowance of $2,164,000, and 2,023,000, respectively, against deferred tax assets related to the likelihood of recovering the tax benefit of a capital loss on a note receivable from a related entity.  The change was $141,000 and $0 for the years ended December 31, 2013 and 2012, respectively. Management believes all other deferred tax assets are recoverable.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASC 740, Income Taxes, requires the reporting of certain tax positions which do not meet a threshold of "more-likely-than-not" to be recorded as uncertain tax benefits.  It is management's responsibility to determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation, based upon the technical merits of the position.  Management has reviewed all income tax positions taken or expected to be taken for all open years and determined that the income tax positions are appropriately stated and supported.  The Company does not anticipate that the total unrecognized tax benefits will significantly change prior to December 31, 2014.

Under the Company’s accounting policies, interest and penalties on unrecognized tax benefits, as well as interest received from favorable tax settlements are recognized as components of income tax expense.  At December 31, 2013 and 2012, the Company has recorded no accrued interest or penalties related to uncertain tax positions.

The Company’s income tax returns for tax years ended December, 31 2013, 2012 and 2011 remain open to examination by the Internal Revenue Service and various state taxing jurisdictions.

(11)     Common Stock

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

(12)     Stock Incentive Plan

The Company adopted the GWG Holdings, Inc. 2013 Stock Incentive Plan on March 27, 2013.  The plan shall be administered by Compensation Committee of the Board of Directors of the Company.  The Company’s Chief Executive Officer may, on a discretionary basis and without committee review or approval, grant incentives to new employees of the Company who are not Officers of the Company.  Incentives under the plan may be granted in one or a combination of the following forms: (a) incentive stock options and non-statutory stock options; (b) stock appreciation rights; (c) stock awards; (d) restricted stock; (e) restricted stock units; and (f) performance shares.  Eligible participants include officers and employees of the company, members of the Board of Directors, and consultants or other independent contractors.  2,000,000 shares are issuable under the plan.  No person shall receive grants of stock options and SARs under the plan that exceed, in the aggregate 400,000 shares of common stock in any one year.  The term of each stock option shall be determined by the committee but shall not exceed ten years.  Vested stock options may be exercised in whole or part by the holder giving notice to the Company.  The holder of the option may provide payment for the exercise price or surrender shares equal to the exercise price.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company issued stock options for 830,000 shares of common stock to employees, officers, and directors of the Company in 2013.  Options for 403,000 shares vested immediately, and the remaining options vested over three years.  The shares were issued with an exercise price of $3.76, which is equal to the estimated market price of the shares on the date of grant valued using Black-Scholes Binomial option pricing model. The expected volatility used in the Black-Scholes model valuation of options issued during the year was 19.73% annualized. The annual volatility rate is based on the standard deviation of the average continuously compounded rate of return of five selected comparable companies over the previous 52 weeks. Forfeiture rate of 15% is based on historical company information and expected future trend. In 2013 stock options for 106,500 shares were forfeited.

Stock options granted during the year ended December 31, 2013:

	Exercise			Binomial	Forfeiture	Compensation
Grant Date	Price	Shares	Vesting	Value	Factor	Expense
9/5/2013	$3.76	335,000	Immediate	0.18	0.8700	$52,461	*
9/5/2013	$3.76	94,333	1 year	0.18	0.8500	$14,433
9/5/2013	$3.76	94,333	2 years	0.30	0.7225	$20,447
9/5/2013	$3.76	94,334	3 years	0.41	0.6141	$23,752
9/30/2013	$3.76	8,000	Immediate	0.33	0.8700	$2,297	*
10/28/2013	$3.76	34,000	1 year	0.33	0.8500	$3,927
10/28/2013	$3.76	34,000	2 years	0.46	0.7225	$4,653
10/28/2013	$3.76	34,000	3 years	0.57	0.6141	$4,901
11/12/2013	$3.76	14,000	1 year	0.33	0.8500	$9,537
11/12/2013	$3.76	14,000	2 years	0.46	0.7225	$11,300
11/12/2013	$3.76	14,000	3 years	0.57	0.6141	$11,901
12/12/2013	$3.76	60,000	Immediate	0.33	0.8700	$17,226	*
		830,000

*  Amounts reflected in current period earnings.

Outstanding stock options:

	Vested	Un-vested	Total
Balance as of December 31, 2012	-	-	-
Granted during the year	403,000	427,000	830,000
Exercised during the year	-	-	-
Forfeited during the year	(27,500)	(28,500)	(56,000)
Expired during the year	-	-	-
Balance as of December 31, 2013	375,500	398,500	774,000

Compensation expense related to un-vested options not yet recognized is $104,851.  We expect to recognize this compensation expense over the next 2.7 years.

(13)     Net loss per common share

The Company began issuing Series A preferred stock September, 1, 2011, as described in note 9.  The Series A preferred stock is anti-dilutive to the net loss per common share calculation at December 31, 2013 and 2012.  The Company has also issued warrants to purchase common stock in conjunction with the sale of convertible preferred stock, as discussed in note 9.  The warrants are anti-dilutive at December 31, 2013 and 2012 and have not been included in the fully diluted net loss per common share calculation.

	December 31, 2013	December 31, 2011
NET LOSS	$(194,955)	$(1,012,899)
Accretion of preferred stock to liquidation value	(806,624)	(1,578,405)
LOSS ATTRIBUTABE TO COMMON SHAREHOLDERS	$(1,001,579)	$(2,591,304)

Basic and diluted weighted average shares outstanding	9,517,397	9,989,000
NET LOSS PER COMMON SHARE (BASIC AND DILUTED)
Net loss	$(0.02)	$(0.10)
Accretion of value to preferred stock	$(0.09)	$(0.16)
Net loss attributable to common shareholders	$(0.11)	$(0.26)

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14)     Commitments

The Company entered into an office lease with U.S. Bank National Association as the landlord. The lease was effective April 22, 2012 with a term through August 31, 2015. The lease is for 11,695 square feet of office space located at 220 South Sixth Street, Minneapolis, Minnesota. The Company is obligated to pay base rent plus common area maintenance and a share of the building operating costs. Rent expenses under this and previous agreements were $200,000 and $162,000 in years ended December 31, 2013 and 2012, respectively.  Minimum lease payments under the lease agreement effective April 22, 2012 are as follows:

2014	104,000
2015	70,000
Total	$174,000

(15)    Contingencies

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

(16)    Guarantees of secured debentures

Holdings has registered with the SEC the offer and sale $250,000,000 of secured debentures as described in note 8. The secured debentures are secured by the assets of Holdings as described in note 8 and a pledge of all the common stock by the largest shareholders. Obligations under the debentures are guaranteed by GWG Life. This guarantee involves the grant of a security interest in all the assets of GWG Life.  The payment of principal and interest on the secured debentures is fully and unconditionally guaranteed by GWG Life.  Substantially all of the Company’s life insurance policies are held by DLP II and the Trust. The policies held by DLP II are not collateral for the debenture obligations as such policies are collateral for the credit facility.

The consolidating financial statements are presented in lieu of separate financial statements and other related disclosures of the subsidiary guarantors and issuer because management does not believe that separate financial statements and related disclosures would be material to investors. There are currently no significant restrictions on the ability of Holdings or GWG Life, the guarantor subsidiary, to obtain funds from its subsidiaries by dividend or loan, except as follows. DLP II is a borrower under a credit agreement with Autobahn, with DZ Bank AG as agent, as described in note 6. The significant majority of insurance policies owned by the Company are subject to a collateral arrangement with DZ Bank AG described in notes 3 and 6. Under this arrangement, collection and escrow accounts are used to fund premiums of the insurance policies and to pay interest and other charges under the revolving credit facility. DZ Bank AG and Autobahn must authorize all disbursements from these accounts, including any distributions to GWG Life. Distributions are limited to an amount that would result in the borrowers (DLP II, GWG Life and Holdings) realizing an annualized rate of return on the equity funded amount for such assets of not more than 18%, as determined by DZ Bank AG. After such amount is reached, the credit agreement requires that excess funds be used for repayments of borrowings before any additional distributions may be made.

The following represents consolidating financial information as of December 31, 2013 and 2012, with respect to the financial position, and for the years ended December 31, 2013 and 2012 with respect to results of operations and cash flows of Holdings and its subsidiaries. The parent column presents the financial information of Holdings, the primary obligor of the secured debentures. The guarantor subsidiary column presents the financial information of GWG Life, the guarantor subsidiary of the secured debentures, presenting its investment in DLP II and Trust under the equity method. The non-guarantor subsidiaries column presents the financial information of all non-guarantor subsidiaries including DLP II, United Lending, GWG Broker Services and the Trust.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Balance Sheets

December 31, 2013	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

A S S E T S

Cash and cash equivalents	$32,711,636	$738,157	$-	$-	$33,449,793
Restricted cash	-	1,420,000	4,412,970	-	5,832,970
Investment in life settlements, at fair value	-	-	234,672,794	-	234,672,794
Deferred financing costs, net	-	-	357,901	-	357,901
Other assets	381,883	484,510	200,625	-	1,067,018
Investment in subsidiaries	129,839,241	159,798,490	-	(289,637,731)	-

TOTAL ASSETS	$162,932,760	$162,441,157	$239,644,290	$(289,637,731)	$275,380,476

L I A B I L I T I E S & S T O C K H O L D E R S' E Q U I T Y (D E F I C I T)

LIABILITIES
Revolving credit facility	$-	$-	$79,000,000	$-	$79,000,000
Series I Secured notes payable	-	29,275,202	-	-	29,275,202
Renewable Secured Debentures	131,646,062	-	-	-	131,646,062
Accounts payable	233,214	106,655	500,000	-	839,869
Interest payable	3,806,820	3,065,465	337,123	-	7,209,408
Other accrued expenses	340,812	154,594	8,677	-	504,083
Deferred taxes	7,675,174	-	-	-	7,675,174
TOTAL LIABILITIES	143,702,082	32,601,916	79,845,800	-	256,149,798

CONVERTIBLE, REDEEMABLE PREFERRED STOCK	24,722,693	-	-	-	24,722,693

STOCKHOLDERS’ EQUITY (DEFICIT)
Member capital	-	129,839,241	159,798,490	(289,637,731)	-
Common stock	9,124	-	-	-	9,124
Additional paid-in capital	2,937,438	-	-	-	2,937,438
Accumulated deficit	(8,438,577)	-	-	-	(8,438,577)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(5,492,015)	129,839,241	159,798,490	(289,637,731)	(5,492,015)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$162,932,760	$162,441,157	$239,644,290	$(289,637,731)	$275,380,476

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Balance Sheets (continued)

December 31, 2012	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

A S S E T S

Cash and cash equivalents	$25,035,579	$2,461,465	$-	$-	$27,497,044
Restricted cash	-	1,748,700	344,392	-	2,093,092
Due from related parties	-	8,613	-	-	8,613
Investment in life settlements, at fair value	-	-	164,317,183	-	164,317,183
Deferred financing costs, net	-	-	97,040	-	97,040
Death benefits receivable	-	-	2,850,000	-	2,850,000
Other assets	96,994	202,979	785,090	-	1,085,063
Investment in subsidiaries	60,608,585	96,914,613	-	(157,523,198)	-

TOTAL ASSETS	$85,741,158	$101,336,370	$168,393,705	$(157,523,198)	$197,948,035

L I A B I L I T I E S & S T O C K H O L D E R S' E Q U I T Y (D E F I C I T)

LIABILITIES
Revolving credit facility	$-	$-	$71,000,000	$-	$71,000,000
Series I Secured notes payable	-	37,844,711	-	-	37,844,711
Renewable Secured Debentures	55,718,950	-	-	-	55,718,950
Accounts payable	73,084	104,975	292,000	-	470,059
Interest payable	905,017	2,444,097	128,206	-	3,477,320
Other accrued expenses	898,611	382,522	10,366	-	1,291,499
Deferred taxes	5,501,407	-	-	-	5,501,407
TOTAL LIABILITIES	63,097,069	40,776,305	71,430,572	-	175,303,946

CONVERTIBLE, REDEEMABLE PREFERRED STOCK	23,905,878	-	-	-	23,905,878

STOCKHOLDERS’ EQUITY (DEFICIT)
Member capital	-	60,560,065	96,963,133	(157,523,198)	-
Common stock	9,989	-	-	-	9,989
Additional paid-in capital	6,971,844	-	-	-	6,971,844
Accumulated deficit	(8,243,622)	-	-	-	(8,243,622)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,261,789)	60,560,065	96,963,133	(157,523,198)	(1,261,789)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$85,741,158	$101,336,370	$168,393,705	$(157,523,198)	$197,948,035

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statements of Operations

For the year ended December 31, 2013	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Contract servicing fees	$-	$3,710,737	$-	$(3,710,737)	$-
Gain on life settlements, net	-	-	29,513,642	-	29,513,642
Interest and other income	3,334,331	2,612,420	79,767	(2,475,386)	3,551,132
TOTAL REVENUE	3,334,331	6,323,157	29,593,409	(6,186,123)	33,064,774

EXPENSES
Origination and servicing fees	-	-	3,710,737	(3,710,737)	-
Interest expense	11,800,718	3,684,811	5,277,115	-	20,762,644
Employee compensation and benefits	3,424,383	1,619,465	-	-	5,043,848
Legal and professional fees	1,206,520	514,728	32,961	-	1,754,209
Other expenses	2,004,636	1,463,084	2,532,927	(2,475,386)	3,525,261
TOTAL EXPENSES	18,436,257	7,282,088	11,553,740	(6,186,123)	31,085,962

INCOME (LOSS) BEFORE EQUITY IN
INCOME OF SUBSIDIARIES	(15,101,926)	(958,931)	18,039,669	-	1,978,812

EQUITY IN INCOME OF SUBSIDIARIES	17,080,738	18,088,189	-	(35,168,927)	-

NET INCOME BEFORE INCOME TAXES	1,978,812	17,129,258	18,039,669	(35,168,927)	1,978,812

INCOME TAX EXPENSE	2,173,767	-	-	-	2,173,767
NET INCOME (LOSS)	(194,955)	17,129,258	18,039,669	(35,168,927)	(194,955)
Accretion of preferred stock to liquidation value	(806,624)	-	-	-	(806,624)
LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,001,579)	$17,129,258	$18,039,669	$(35,168,927)	$(1,001,579)

For the year ended December 31, 2012	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Contract servicing fees	$-	$2,539,437	$-	$(2,539,437)	$-
Gain on life settlements, net	-	-	17,436,743	-	17,436,743
Interest and other income	42,668	223,311	42,747	(219,671)	89,055
TOTAL REVENUE	42,668	2,762,748	17,479,490	(2,759,108)	17,525,798

EXPENSES
Origination and servicing fees	-	-	2,539,437	(2,539,437)	-
Interest expense	4,311,719	4,833,058	1,953,521	(219,671)	10,878,627
Employee compensation and benefits	-	2,903,373	-	-	2,903,373
Legal and professional fees	899,588	162,323	14,783	-	1,076,694
Other expenses	937,562	1,496,752	52,499	-	2,486,813
TOTAL EXPENSES	6,148,869	9,395,506	4,560,240	(2,759,108)	17,345,507

INCOME (LOSS) BEFORE EQUITY IN
INCOME OF SUBSIDIARIES	(6,106,201)	(6,632,758)	12,919,250	-	180,291

EQUITY IN INCOME OF SUBSIDIARIES	6,286,492	13,035,698	-	(19,322,190)	-

NET INCOME BEFORE INCOME TAXES	180,291	6,402,940	12,919,250	(19,322,190)	180,291

INCOME TAX EXPENSE	1,193,190	-	-	-	1,193,190
NET INCOME (LOSS)	(1,012,899)	6,402,940	12,919,250	(19,322,190)	(1,012,899)
Accretion of preferred stock to liquidation value	(1,578,405)	-	-	-	(1,578,405)
LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,591,304)	$6,402,940	$12,919,250	$(19,322,190)	$(2,591,304)

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statements of Cash Flows

For the year ended December 31, 2013	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(194,955)	$17,129,258	$18,039,669	$(35,168,927)	$(194,955)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Equity of subsidiaries	(17,080,738)	(18,088,189)	-	35,168,927	-
Gain on life settlements	-	-	(39,337,542)	-	(39,337,542)
Amortization of deferred financing and issuance costs	1,908,248	823,004	(260,861)	-	2,470,391
Deferred income taxes	2,173,767	-	-	-	2,173,767
Preferred stock issued for dividends	623,899	-	-	-	623,899
Convertible, redeemable preferred stock dividends payable	255	-	-	-	255
Repurchase of common stock	(3,252,400)				(3,252,400)
(Increase) decrease in operating assets:
Due from related parties	-	8,613	-	-	8,613
Death benefits receivable	-	-	2,850,000	-	2,850,000
Other assets	(51,522,808)	(45,077,218)	-	96,033,606	(566,420)
Increase (decrease) in operating liabilities:
Accounts payable	160,130	1,680	208,000	-	369,810
Interest payable	2,399,975	809,540	208,918	-	3,418,433
Other accrued expenses	277,321	(224,990)	(1,690)	-	50,641
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(64,507,306)	(44,618,302)	(18,293,506)	96,033,606	(31,385,508)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	-	-	(34,997,500)	-	(34,997,500)
Proceeds from settlement of life settlements	-	-	4,563,896	-	4,563,896
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(30,433,604)	-	(30,433,604)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from revolving credit facility	-	-	8,000,000	-	8,000,000
Payments for redemption of Series I Secured notes payable	-	(8,671,624)	-	-	(8,671,624)
Proceeds from issuance of debentures	85,260,976	-	-	-	85,260,976
Payments for issuance of debentures	(4,320,542)	-	-	-	(4,320,542)
Payments for redemption of debentures	(8,143,363)	-	-	-	(8,143,363)
Proceeds (payments) from restricted cash	-	328,700	(4,068,578)	-	(3,739,878)
Issuance of member capital	-	51,237,918	44,795,688	(96,033,606)	-
Payments for redemption of preferred stock	(613,708)	-	-	-	(613,708)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	72,183,363	42,894,994	48,727,110	(96,033,606)	67,771,861

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,676,057	(1,723,308)	-	-	5,952,749

CASH AND CASH EQUIVALENTS
BEGINNING OF THE YEAR	25,035,579	2,461,465	-	-	27,497,044

END OF THE YEAR	$32,711,636	$738,157	$-	$-	$33,449,793

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statements of Cash Flows (continued)

For the year ended December 31, 2012	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,012,899)	$6,402,940	$12,919,250	$(19,322,190)	$(1,012,899)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Equity of subsidiaries	(6,286,492)	(13,035,698)	-	19,322,190	-
Gain on life settlements	-	-	(27,856,374)	-	(27,856,374)
Amortization of deferred financing and issuance costs	506,279	1,169,755	232,896	-	1,908,930
Deferred income taxes	1,193,190	-	-	-	1,193,190
Preferred stock issued for dividends	567,478	-	-	-	567,478
Convertible, redeemable preferred stock dividends payable	338,695	-	-	-	338,695
(Increase) decrease in operating assets:
Due from related parties	-	(6,348)	-	-	(6,348)
Death benefits receivable	-	-	(2,850,000)	-	(2,850,000)
Other assets	(33,137,100)	(22,587,090)	(772,090)	55,627,115	(869,165)
Increase (decrease) in operating liabilities:
Accounts payable	(306,373)	48,665	-	-	(257,708)
Interest payable	918,374	806,058	20,167	-	1,744,599
Other accrued expenses	(55,890)	(16,352)	2,950	-	(69,292)
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(37,274,738)	(27,218,070)	(18,303,201)	55,627,115	(27,168,894)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	-	-	(15,067,495)	-	(15,067,495)
Proceeds from settlement of life settlements	-	-	1,067,210	-	1,067,210
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(14,000,285)	-	(14,000,285)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from revolving credit facility	-	-	11,000,000	-	11,000,000
Payments for redemption of Series I Secured notes payable	-	(7,477,197)	-	-	(7,477,197)
Proceeds from issuance of debentures	58,553,280	-	-	-	58,553,280
Payments for issuance of debentures	(3,024,545)	-	-	-	(3,024,545)
Payments for redemption of debentures	(112,500)	-	-	-	(112,500)
Proceeds (payments) from restricted cash	-	(926,473)	3,627,683	-	2,701,210
Issuance of member capital	-	37,951,312	17,675,803	(55,627,115)	-
Issuance of preferred stock	6,414,273	-	-	-	6,414,273
Payments for issuance of preferred stock	(1,266,647)	-	-	-	(1,266,647)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	60,563,861	29,547,642	32,303,486	(55,627,115)	66,787,874

NET INCREASE IN CASH AND CASH EQUIVALENTS	23,289,123	2,329,572	-	-	25,618,695

CASH AND CASH EQUIVALENTS
BEGINNING OF THE YEAR	1,746,456	131,893	-	-	1,878,349

END OF THE YEAR	$25,035,579	$2,461,465	$-	$-	$27,497,044

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17)     Concentration

GWG purchases life insurance policies written by life insurance companies having investment grade ratings by independent rating agencies.  As a result there may be certain concentrations of contracts with life insurance companies.  The following summarizes the face value of insurance contracts with specific life insurance companies exceeding 10% of the total face value held by the Company.

	December 31,	December 31,
	2013	2012
Life insurance company	%	%

Company A	16.58	16.96
Company B	11.34	13.80
Company C	*	11.36

*  - percentage does not exceed 10% of the total face value.

The following summarizes the number of insurance contracts held in specific states exceeding 10% of the total face value held by the Company:

	December 31,	December 31,
	2013	2012
State of residence	%	%

California	28.14	28.44
Florida	15.59	13.27
New York	10.65	11.85

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

As of December 31, 2013, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only with proper authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 based on criteria for effective control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.” Based on this assessment, our management concluded that, as of the evaluation date, we maintained effective internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The name, age and positions of our current executive officers and directors are as follows:

Name	Age	Positions
Jon R. Sabes	47	Chief Executive Officer and Director
Paul A. Siegert	74	President and Director (Chairman of the Board)
Steven F. Sabes	45	Chief Operating Officer, Secretary and Director
Jon Gangelhoff	55	Chief Financial Officer
Jeffrey L. McGregor	60	Director
Charles H. Maguire III	70	Director
David H. Abramson	72	Director

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

Paul A. Siegert, co-founder of our company, has over 50 years of experience in national and international business with focus on general business, financial and investment strategies, management practices, fiscal controls, profit incentives, systems and corporate structuring and governance. Over his career, Mr. Siegert has consulted to Fortune 500 corporations, regional firms, emerging businesses, government and education, and has served as director, general partner and advisor to partnerships and corporations, including restructuring of economically troubled businesses. Mr. Siegert has provided written testimony to the Senate Finance Committee regarding SEC practices and created two companies registered under the Investment Advisors Act of 1940. Mr. Siegert was an active participant in the formation and direction of the Colorado Institute for Artificial Intelligence at the University of Colorado. Mr. Siegert’s education includes studies toward a Master of Business Administration, University of Chicago; and Bachelor of Science and Industrial Management, Purdue University. His insurance-related experiences include the creation of one of the nation’s first employer self-funded life, medical and disability insurance programs; designing medical, life insurance and social security opt-out programs for educational institutions; incorporation of financial analysis disciplines in life insurance and estate planning; and strategizing of key-man insurance plans and life insurance in business continuation planning for corporations and senior executives. From 1979 to 1986, Mr. Siegert was nationally recognized as a tax and estate planning expert. In 1999, Mr. Siegert retired from active business to engage in various personal financial and investment endeavors. In 2004, he founded Great West Growth, LLC, a Nevada limited liability company and a predecessor to GWG Life, to purchase life insurance policies. In his capacities with GWG Life, he created an insurance policy valuation and pricing model, created life insurance policy purchase documentation, undertook state licensing and compliance and developed operating and marketing systems. Mr. Siegert currently serves as the President and Chief Executive Officer of the Insurance Studies Institute, which he founded in 2007, and also serves on the Board of Directors of the Life Insurance Settlement Association. Mr. Siegert currently serves as President, Director and Chairman of the Board of GWG Holdings, Inc. He has been active in a variety of charities and foundations, including Rotary International.

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

Jeffrey L. McGregor has had an extensive career in the insurance and financial services industry, serving as President for three major financial sales and distribution companies.  Mr. McGregor has 34 years of experience in sales, distribution strategies and leadership with a proven track record in sales and growth of annuity, life insurance, and mutual fund products.  Mr. McGregor has been a quoted industry source for Ignites, Foxfire, Dalbar, Mutual Fund Forum and Investment News, and has served on numerous industry boards and associations, including the Life and Annuity Advisory Board, the Mutual Fund Forum, and the International Association for Financial Planning.  Mr. McGregor has written, published and presented a number of papers focused on the insurance and financial industry. Throughout his career, Mr. McGregor’s primary focus has been to promote successful collaboration with employees, clients and colleagues to create respectful, profitable, and long-term relationships.

Mr. McGregor has lead teams that represented all traditional life insurance products—term, whole life, universal life, disability insurance, long-term care, along with high-net worth and estate planning strategies that maximize the protection and tax advantages that life insurance products provide. Mr. McGregor has worked closely with product development teams in determining the risk and required sales results necessary to meet profitability targets.  Mr. McGregor professional career encompasses the oversight and creation of marketing, sales presentations and advisor/only materials, seeking a balanced approached to the risks and rewards of the insurance, annuity and asset management products offered.

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

From 2001 to 2004, Mr. McGregor was President of AXA Distributors, where he was responsible for the sales and distribution of insurance and annuity products manufactured by AXA Financial.  In 2003, Mr. McGregor’s sales team achieved annuity sales of $7.0 billion. This record sales year resulted in AXA Distributors’ market share position going from number six in 2002 to number two in 2003.

From 1988 to 1998, Mr. McGregor served in a variety of senior leadership positions for Colonial Investment Services.  Mr. McGregor was named President of Colonial Investment Services in 1990 and joined Colonial’s Board of Directors. During his tenure, assets under management grew from $9.0 billion to $24.0 billion.  Mr. McGregor’s hands on leadership led Colonial to a number one rating in wholesaler and marketing support three times, according to Dalbar Survey.

Over his career, Mr. McGregor has also worked with American Capital, Prudential-Bache Securities, Planco and IDS, where he began his career as a financial advisor in 1978. Mr. McGregor has earned numerous industry degrees and certifications, including LUTC CFP, CLU, and NASD licenses Series 7 and 24.  Mr. McGregor received his B.S. and M.B.A. from California Coast University.  In 2012, Mr. McGregor authored a life experience and motivational book—A Spirit Never Tires—which echoes his results driven style to inspire others through passion, energy, courage and a positive attitude.

Charles H. Maguire III a registered FINRA Arbitrator, has over 35 years of experience in the financial services industry.  The core of Mr. Maguire’s career has been with Merrill Lynch and Company from 1969 to 2004.  In one of his last positions with Merrill Lynch, Mr. Maguire served as Director of Financial Institutions Services Group, where he had complete responsibility for the Merrill Lynch’s institutional client services within its domestic branch office system. In addition, Mr. Maguire oversaw the professional teams responsible for product creation and had oversight of an institutional trading desk in New York City. Mr. Maguire’s most notable contribution to Merrill Lynch was the creation of the Consults Product, which to this day is one of the most profitable products at Merrill Lynch.  In addition to serving as Director of Financial Institutions Services Group, Mr. Maguire held a variety of sales and management roles at Merrill Lynch, including Sales Manager, Resident Vice President, Regional Sales Manager, Senior Resident Vice President, and Managing Director.

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

David H. Abramson a certified public accountant, is presently the Chairman and Chief Executive Officer of David Abramson & Associates, LLC, an executive search and leadership development and financial consulting firm that he founded in 2002.  The firm provides retained executive search services at the senior leadership levels as well as senior leadership mentoring and coaching.  In addition, the firm provides financial and other consulting services to clients.

In 2001, Mr. Abramson was a Senior Vice President of AXA Financial/Equitable Life Insurance based in New York City, and served as Chairman and Chief Executive Officer of Grant Thornton Advisors, a joint venture of AXA Financial and Grant Thornton Required by his responsibility, Mr. Abramson held NASD series 7, 24 and 66 licenses during his tenure at Grant Thornton Advisors. From 1999 to 2001 Mr. Abramson was Grant Thornton’s National Managing Partner of Financial Advisory Services where he led the design of the vision, strategy, governance and operational planning for Grant Thornton Advisors. Grant Thornton Advisors was designed to offer personal financial and estate planning, and investment and insurance products and services to middle-market companies, their owners and officers and other high net worth individuals.

The core of Mr. Abramson’s career was as a Partner in Grant Thornton from 1972 until 2001.  In 1972, Mr. Abramson became an Audit Partner and the Minneapolis Office Managing Partner, and he continued serving in those roles throughout most of his time at Grant Thornton. Mr. Abramson also became a member of Grant Thornton’s National Senior Leadership Team in 1982 and continued in that role until 2001.  In this regard, his primary responsibility was Regional Managing Partner with direct line responsibility over assigned operating offices throughout the country.  From 1988 to 1990, Mr. Abramson was Grant Thornton’s National Managing Director of Client Services directly responsible for Accounting, Tax, Management Consulting, Human Resources, Marketing and Strategic Planning.  During the 1990s, Mr. Abramson also led the development and implementation of the Manufacturing/Distribution Services practice.  Mr. Abramson’s partners at Grant Thornton elected him to serve on Grant Thornton’s 11-person Partnership Board for three terms from 1982 to 1990.  This board provided oversight and direction related to governance, partner admission and compensation, financial and strategic issues.

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

Board of Directors

When considering whether directors have the experience, qualifications, attributes and skills to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Board of Directors focuses primarily on the information discussed in each of the directors’ individual biographies set forth above. With regard to Mr. Jon R. Sabes, the board considered his significant experience, expertise and background with regard to financial matters, and his demonstrated experience and skills in managing the Company’s business. With regard to Mr. Steven F. Sabes, the board considered his background and experience with the Company and its business. With respect to Mr. Siegert, the board considered his significant experience in securities and finance, and his background in secondary life insurance market. With regard to Mr. McGregor, the board considered his experience in the financial and insurance industries, and in particular his sales, marketing and leadership experience relative to those industries. In the case of Mr. Maguire, the board considered his extensive background in the financial services industry and service in various leadership positions for multiple organizations. With regard to Mr. Abramson, the board considered his extensive background and knowledge of accounting and finance, his focus on wealth management, and prior leadership positions.

The Board of Directors periodically reviews relationships that directors have with the Company to determine whether the directors are independent. Directors are considered “independent” as long as they do not accept any consulting, advisory or other compensatory fee (other than director fees) from the Company, are not an affiliated person of the Company or its subsidiaries (e.g., an officer or a greater-than-10% stockholder) and are independent within the meaning of applicable laws, regulations and the NASDAQ listing rules. In this regard, the Board of Directors has determined that Messrs. McGregor, Maguire and Abramson are independent within the meaning of those standards.

Board Committees

Our Board of Directors has an Audit Committee, Compensation Committee and Corporate Governance and Nomination Committee.  The Audit Committee is composed of Messrs. Abramson (Chair), McGregor and Maguire. The Compensation Committee is composed of Messrs. Maguire (Chair) and Abramson. The Nomination and Corporate Governance Committee is composed of Messrs. McGregor (Chair) and Abramson.

Our Audit Committee, Compensation Committee, and Nomination and Corporate Governance Committee each comply with the listing requirements of The NASDAQ Marketplace rules.  At least one member of the Audit Committee, Mr. Abramson, is an “audit committee financial expert,” as that term is defined in Item 401(h)(2) of Regulation S-K, and is “independent” as that term is defined in Rule 5605(a) of the NASDAQ Marketplace Rules.

Indemnification of Directors and Executive Officers

Section 145 of the Delaware General Corporation Law provides for, under certain circumstances, the indemnification of our officers, directors, employees and agents against liabilities that they may incur in such capacities. A summary of the circumstances in which such indemnification provided for is contained herein, but that description is qualified in its entirety by reference to the relevant Section of the Delaware General Corporation Law.

In general, the statute provides that any director, officer, employee or agent of a corporation may be indemnified against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement, actually and reasonably incurred in a proceeding (including any civil, criminal, administrative or investigative proceeding) to which the individual was a party by reason of such status. Such indemnity may be provided if the indemnified person’s actions resulting in the liabilities: (i) were taken in good faith; (ii) were reasonably believed to have been in or not opposed to our best interest; and (iii) with respect to any criminal action, such person had no reasonable cause to believe the actions were unlawful. Unless ordered by a court, indemnification generally may be awarded only after a determination of independent members of the Board of Directors or a committee thereof, by independent legal counsel or by vote of the stockholders that the applicable standard of conduct was met by the individual to be indemnified.

The statutory provisions further provide that to the extent a director, officer, employee or agent is wholly successful on the merits or otherwise in defense of any proceeding to which he was a party, he is entitled to receive indemnification against expenses, including attorneys’ fees, actually and reasonably incurred in connection with the proceeding.

Indemnification in connection with a proceeding by or in the right of GWG Holdings, Inc. in which the director, officer, employee or agent is successful is permitted only with respect to expenses, including attorneys’ fees actually and reasonably incurred in connection with the defense. In such actions, the person to be indemnified must have acted in good faith, in a manner believed to have been in our best interest and must not have been adjudged liable to us unless and only to the extent that the Court of Chancery or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability, in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expense which the Court of Chancery or such other court shall deem proper. Indemnification is otherwise prohibited in connection with a proceeding brought on behalf of GWG Holdings, Inc. in which a director is adjudged liable to us, or in connection with any proceeding charging improper personal benefit to the director in which the director is adjudged liable for receipt of an improper personal benefit.

Delaware law authorizes us to reimburse or pay reasonable expenses incurred by a director, officer, employee or agent in connection with a proceeding in advance of a final disposition of the matter. Such advances of expenses are permitted if the person furnishes to us a written agreement to repay such advances if it is determined that he is not entitled to be indemnified by us.

The statutory section cited above further specifies that any provisions for indemnification of or advances for expenses does not exclude other rights under our Certificate of Incorporation, corporate bylaws, resolutions of our stockholders or disinterested directors, or otherwise. These indemnification provisions continue for a person who has ceased to be a director, officer, employee or agent of the corporation and inure to the benefit of the heirs, executors and administrators of such persons.

The statutory provision cited above also grants the power to GWG Holdings, Inc. to purchase and maintain insurance policies that protect any director, officer, employee or agent against any liability asserted against or incurred by him in such capacity arising out of his status as such. Such policies may provide for indemnification whether or not the corporation would otherwise have the power to provide for it.

Article 6 of our corporate bylaws provides that we shall indemnify our directors, officers, employees and agents to the fullest extent permitted by the Delaware General Corporation Law. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling GWG Holdings, Inc. pursuant to the foregoing provisions, we understand that in the opinion of the SEC such indemnification is against public policy as expressed in that Act and is therefore unenforceable.

We have purchased directors’ and officers’ liability insurance in order to limit the exposure to liability for indemnification of directors and officers, including liabilities under the Securities Act of 1933.

ITEM 11.	EXECUTIVE AND DIRECTOR COMPENSATION.

Summary Compensation Table

The following table sets forth the cash and non-cash compensation awarded to or earned by: (i) each individual who served as the principal executive officer and principal financial officer of GWG Holdings during the years ended December 31, 2013 and 2012; and (ii) each other individual that served as an executive officer of either GWG Holdings or GWG Life Settlements, Inc. at the conclusion of the years ended December 31, 2013 and 2012 and who received more than $100,000 in the form of salary and bonus during such fiscal year. For purposes of this document, these individuals are collectively the “named executives” of the Company.

Name and Principal Position		Salary	Bonus (1)	All Other Compensation (2)	Total
Jon R. Sabes	2013	$350,000	$544,581	$16,905	$911,486
Chief Executive Officer	2012	$350,000	$163,182	$0	$513,182

Jon Gangelhoff	2013	$120,000	$57,276	$13,244	$190,520
Chief Financial Officer	2012	$120,000	$28,244	$0	$148,244

Paul A. Siegert	2013	$150,000	$54,236	$2,631	$206,867
President and Chairman of the Board	2012	$150,000	$113,967	$0	$263,967

Steven F. Sabes	2013	$150,000	$426,836	$11,063	$587,899
COO and Secretary	2012	$150,000	$35,591	$0	$185,591

(1) In 2013, Messrs. Jon R. Sabes, Steven F. Sabes, and Paul A. Siegert each received a discretionary bonus related to the tax impact of the conversion of the Company from a limited liability company to a corporation. In this regard, Mr. Jon R. Sabes received a discretionary tax-related bonus of $436,700, Mr. Steven F. Sabes received a discretionary tax-related bonus of $380,600, and Mr. Paul A. Siegert received a discretionary tax-related bonus of $8,000.  In addition, each named executive received a cash bonus under the Company’s incentive compensation plan.  Mr. Jon R. Sabes received a $107,881 cash bonus, Mr. Gangelhoff received a $57,276 cash bonus, Mr. Siegert received a $46,236 cash bonus, and Mr. Steven F. Sabes received a $46,236 cash bonus, under that incentive compensation plan.

(2) All Other Compensation includes payment of unused and accrued vacation, and premiums paid by the Company that are reported on the named executives’ W-2 forms as a component of gross income.

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

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2013 we had the following outstanding equity awards for named executives:

Stock Options – Common Stock:

	Vested	Un-Vested	Total
	Shares	Shares	Shares
Jon Sabes	-	12,000	12,000
Steve Sabes	50,000	5,000	55,000
Paul Siegert	50,000	5,000	55,000
Jon Gangelhoff	100,000	54,000	154,000
	200,000	76,000	276,000

Compensation of Directors

The following table sets forth the cash and non-cash compensation awarded to or earned by each individual who served as member of the board of directors of GWG Holdings during the year ended December 31, 2013.  For purposes of this document, these individuals are collectively the “named executives” of the Company.

Fees Earned or Paid in Cash
Director’s Name	2013
Paul A. Siegert (Chairman)	$30,000
Jon R. Sabes	$30,000
Steven F. Sabes	$30,000
Brian Tyrell	$25,000
Laurence Zipkin	$25,000
Kenneth Fink	$25,000
David H. Abramson	$11,000
Charles H. Maguire III	$8,000
Jeffrey L. McGregor	$8,000

On October 28, 2013, Messrs. Tyrell, Zipkin, and Fink voluntarily resigned from the board and three new directors, Messrs. David H. Abramson, Jeffrey L. McGregor, and Charles H. Maguire III, were appointed to the board.  Each independent board member receives base compensation of $5,000 and an option to purchase 2,000 shares of the Company’s common stock per quarter.  In addition, the chairman of the audit committee receives $4,000 and an option to purchase 2,000 shares of the Company’s common stock per quarter.  The chairmen of the compensation committee and the corporate governance committee each receive $2,000 and an option to purchase 1,000 shares of the Company’s common stock per quarter.  Also each non-chair member of committees receive $1,000 and an option to purchase 500 shares of the Company’s common stock per quarter.

On December 12, 2013, Messrs. Zipkin and Fink each received an option with a ten year term to purchase 30,000 shares of the Company’s common stock for their service as board members.

2013 Stock Incentive Plan

In April 2013, our Board of Directors and our stockholders adopted the 2013 Stock Incentive Plan and reserved 2,000,000 shares of common stock for issuance under that plan. The 2013 Stock Incentive Plan permits the grant of both incentive and non-statutory stock options.  As of the date of this report, there are 635,000 common shares issuable upon exercise of outstanding incentives granted under the plan.  The Board of Directors adopted the 2013 Stock Incentive Plan to provide a means by which our employees, directors, officers and consultants may be granted an opportunity to purchase our common stock, to assist in retaining the services of such persons, to secure and retain the services of persons capable of filling such positions and to provide incentives for such persons to exert maximum efforts for our success.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The following table sets forth the number and percentage of outstanding common shares beneficially owned as of the date set forth above, by:

•	each person known by us to be the beneficial owner of more than five percent of our outstanding common stock
•	each of our current directors
•	each our current executive officers and any other persons identified as a “named executive” in the Summary Compensation Table above, and
•	all our current executive officers and directors as a group.

Shares beneficially owned and percentage ownership is based on 9,124,000 shares of common stock outstanding. Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. Shares of common stock issuable upon exercise of options or warrants that are currently exercisable or exercisable within 60 days of the record rate, and shares of common stock issuable upon conversion of other securities currently convertible or convertible within 60 days, are deemed outstanding for computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person.  Under the applicable SEC rules, each person’s beneficial ownership is calculated by dividing the total number of shares with respect to which they possess beneficial ownership by the total number of outstanding shares of the Company.  In any case where an individual has beneficial ownership over securities that are not outstanding, but are issuable upon the exercise of options or warrants or similar rights within the next 60 days, that same number of shares is added to the denominator in the calculation described above. Because the calculation of each person’s beneficial ownership set forth in the “Percentage of Common Shares” column of the table may include shares that are not presently outstanding, the sum total of the percentages set forth in such column may exceed 100%.  Unless otherwise indicated, the address of each of the following persons is 220 South Sixth Street, Suite 1200, Minneapolis, Minnesota 55402, and each such person has sole voting and investment power with respect to the shares set forth opposite his, her or its name.

Name and Address	Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Jon R. Sabes (1)	4,854,788	47.6%
Steven S. Sabes (2)	4,772,494	46.8%
Paul A. Siegert (3)	450,890	4.4%
Jon Gangelhoff (4)	100,000	1.0%
Jeffrey L. McGregor (5)	3,500	*
David H. Abramson (6)	5,000	*
Charles H. Maguire III (7)	3,500	*
All current directors and officers as a group (8)	10,190,172	99.8%

*	less than one percent.

(1)
 Mr. Sabes is our Chief Executive Officer and a director of the Company. Shares reflected in the table include 2,184,552 shares held individually, 978,172 shares held by Opportunity Finance, LLC, a Minnesota limited liability company of which Mr. Sabes is a manager and member, 339,342 shares held by Jon Sabes 1992 Trust No.1, a trust of which Mr. Sabes is the beneficiary, 337,602 shares held by Jon Sabes 12.30.92 Trust, a trust of which Mr. Sabes is a beneficiary, 483,263 shares held by Jon Sabes 1982 Trust, a trust of which Mr. Sabes is a beneficiary, and 327,475 shares held by Jon Sabes 1976 Trust, a trust of which Mr. Sabes is a beneficiary.  Also 204,382 shares held by Mr. Sabes’ immediate family members. The trustees of each of the trusts are Robert W. Sabes, Steve F. Sabes and Ross A. Sabes.

(2)
Mr. Sabes is our Chief Operating Officer, Secretary and a director of the Company. Shares reflected in the table include 1,599,558 shares held individually, 978,172 shares held by Opportunity Finance, LLC, a Minnesota limited liability company of which Mr. Sabes is a manager and member, 1,042,316 shares held by SFS Trust 1982, a trust of which Mr. Sabes is the beneficiary, 701,558 shares held by SFS Trust 1992 Esther, a trust of which Mr. Sabes is a beneficiary, and 400,890 shares held by SFS Trust 1976, a trust of which Mr. Sabes is a beneficiary. The trustees of each of the trusts are Robert W. Sabes, Jon R. Sabes and Ross A. Sabes.  The number of shares also include 50,000 of vested stock options granted pursuant to stock option agreement dated 9/5/2013 for 55,000 shares at exercise price of $3.76 vesting over a three-year period.

(3)
Mr. Siegert is our President and a director of the Company (Chairman).  Shares reflected in the table include 400,890 shares held individually and 50,000 of vested stock options granted pursuant to stock option agreement dated 9/5/2013 for 55,000 shares at exercise price of $3.76 vesting over a three-year period.

(4)
Mr. Gangelhoff is our Chief Financial Officer.  Shares reflected in the table include 100,000 of vested stock options granted pursuant to stock option agreement dated 9/5/2013 for 154,000 shares at exercise price of $3.76 vesting over a three-year period.

(5)
Mr. McGregor is a director of the Company.  Shares reflected in the table include 3,500 of vested stock options granted pursuant to stock option agreement dated 11/12/2013 for 42,000 shares at exercise price of $3.76 vesting quarterly over a three-year period.

(6)
Mr. Abramson is a director of the Company.  Shares reflected in the table include 5,000 of vested stock options granted pursuant to stock option agreement dated 10/28/2013 for 60,000 shares at exercise price of $3.76 vesting quarterly over a three-year period.

(7)
Mr. Maguire is a director of the Company.  Shares reflected in the table include 3,500 of vested stock options granted pursuant to stock option agreement dated 11/12/2013 for 42,000 shares at exercise price of $3.76 vesting quarterly over a three-year period.

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

In May 2008, our affiliate, Insurance Strategies Fund, LLC, a Delaware limited liability company beneficially owned by Mr. Jon R. Sabes, our Chief Executive Officer, agreed to make discretionary unsecured general working capital loans to GWG Holdings for short-term working capital needs. As of December 31, 2013 and 2012, we owed no amounts to Insurance Strategies Fund. Nevertheless, an Amended and Restated Investment Agreement with Insurance Strategies Fund, dated as of September 3, 2009, remains in place. That agreement permits Insurance Strategies Fund to make additional discretionary unsecured short-term work capital loans in the future.

Effective July 14, 2008, the Company entered into an Addendum No. 1 to Sub-Sublease Agreement with Opportunity Finance, LLC, a limited liability company of which Jon R. Sabes, our Chief Executive Officer, also serves as Chief Executive Officer. Pursuant to the Addendum, Opportunity Finance, LLC assigned to the Company, and the Company assumed, all of Opportunity Finance’s rights and obligations under a Sub-Sublease Agreement between Opportunity Finance and an unrelated third party. The Sub-Sublease Agreement relates to the facilities in which we conduct our business operations. Under the Sub-Sublease Agreement, as assigned, the Company assumed the obligation to make monthly payments of base rent that range from $7,310 (from the commencement date through July 31, 2009) to $8,770 (for the period from August 1, 2011 through the April 20, 2012 expiration of the Sub-Sublease Agreement). In addition, the Sub-Sublease Agreement, as assigned, requires that the Company pay additional monthly amounts in respect of operating costs as additional rent. The Company made aggregate payments under the Sub-Sublease Agreement of $0 and $50,000 for the calendar years ended December 31, 2013 and 2012, respectively.

On July 11, 2011, the Company entered into a Purchase and Sale Agreement with Athena Securities Group, LTD and Athena Structured Funds PLC. Under this agreement, Holdings issued to Athena Securities Group, LTD (Athena) 989,000 shares of common stock, which was equal to 9.9% of the outstanding shares in the Company, in exchange for shares equal to 9.9% of the outstanding shares in Athena Structured Funds, PLC (Athena Funds) and cash of $5,000. In accordance with Accounting Standards Codification (ASC) 505-50, the Company recorded the share-based payment transaction with Athena at the fair value of the Company’s 989,000 shares of common stock issued as it was the most reliable measurable form of consideration in this exchange the total value ascribed to the common stock issued to Athena was $3.6 million. The $5,000 cash paid by Athena, which represents the fair value of the shares of Athena Funds, is included in financing activities of the Consolidated Statement of Cash Flows. At the time of the execution of the Agreement, during 2011, the Company recorded an asset in the amount of $3,600,000 reflecting the consideration received in exchange for the issuance of 989,000 shares at a fair value of $3.64 per share.  This exchange of shares established certain rights and responsibilities, principally related to the distribution of certain publicly-registered debt securities in European capital markets.  Shortly after the execution of the Agreement, due to changes in the regulatory environment in those capital markets concerning the life settlements industry, it became evident that the counterparty to the Agreement would not be able to execute its responsibilities under such Agreement.  Because the proposed offering of the debt securities was to occur more than 90 days subsequent to the date of the Agreement, at such time that it was determined the distribution plan could not be executed, the Company believe it was appropriate to expense the amount calculated as the fair value of the consideration in the exchange.  This amount was reflected in Investment Banking Expense during 2011.

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

Related-Party Transaction Policy and Related Matters

In all cases, the Company abides by applicable state corporate law when approving all transactions, including transactions involving officers, directors or affiliates. More particularly, the Company’s policy is to have any related-party transactions (i.e., transactions involving a director, an officer or an affiliate of the Company) be approved solely by a majority of the disinterested and independent directors serving on the board. Presently, the Company has three independent directors serving on the board, and intends to maintain a board consisting of at least three independent directors.

The Company does not anticipate making any future loans or advances for non-business purposes to directors, officers, affiliates or other persons who might be considered “promoters” under state laws. Any such loans or advances would violate of Section 402 of the federal Sarbanes-Oxley Act of 2002. The Company may in the future engage in transactions with Insurance Strategies Fund, LLC, pursuant to the Amended and Restated Investment Agreement described above under the “Related Party Transactions caption.” In addition, the Company may in the future engage in transactions with Athena Structured Funds as described above under the “Related Party Transactions caption.” Any such transactions with Insurance Strategies Fund or Athena Structured Funds will be effected on terms no less favorable to the Company than those that can be obtained from unaffiliated third parties. The Company and its legal counsel have determined that there is a reasonable basis for these representations and disclosures, and may in the future determine to incorporate into board committee charters or other written governance policies or documents some or all of the policies of the Company described herein.

Director Independence

The Board of Directors periodically reviews relationships that directors have with the Company to determine whether the directors are independent. Directors are considered “independent” as long as they do not accept any consulting, advisory or other compensatory fee (other than director fees) from the Company, are not an affiliated person of the Company or its subsidiaries (e.g., an officer or a greater-than-ten-percent stockholder) and are independent within the meaning of applicable laws, regulations and the Nasdaq listing rules. In this latter regard, the Board of Directors uses the Nasdaq listing rules (specifically, Section 5605(a)(2) of such rules) as a benchmark for determining which, if any, of its directors are independent, solely in order to comply with applicable SEC disclosure rules. However, this is for disclosure purposes only. It should be understood that, as a corporation whose shares are not listed for trading on any securities exchange or listing service, the Company is not required to have any independent directors at all on its Board of Directors, or any independent directors serving on any particular committees of the Board of Directors.

The Board of Directors has determined that, of its current directors, Messrs. Abramson, McGregor and Maguire III are independent within the meaning of the Nasdaq listing rule cited above. In the case of Mr. Siegert, his position as an executive officer of the Company precludes him from being considered independent. In the case of both Messrs. Jon R. and Steven F. Sabes, their positions as executive officers of the Company, together with their beneficial ownership of more than ten percent of the common stock of the Company, similarly precludes them from being considered independent within the meaning of the cited Nasdaq listing rule.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees Billed to the Company by Its Independent Registered Public Accounting Firm

The following table presents fees for professional audit services, tax services and other services rendered by Baker Tilly Virchow Krause, LLP. and Mayer Hoffman McCann P.C. during fiscal years 2013 and 2012:

	2013	2012
Audit Fees (1)	$253,000	$163,000
Tax Fees (2)	130,000	55,000
All Other Fees (3)	39,000	189,000
Total Fees	$422,000	$407,000

(1)
Audit Fees consist of fees for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Tax Fees consist of fees for tax compliance, tax advice, and tax planning.

(3)	All Other Fees typically consist of fees for permitted non-audit products and services provided.

Pre-Approval Policy

The written charter of the audit committee provides that all audit and non-audit accounting services that are permitted to be performed by the Company’s independent registered certified public accounting firm under applicable rules and regulations must be pre-approved by the audit committee or by designated members of the audit committee, other than with respect to de minimum exceptions permitted under the Sarbanes-Oxley Act of 2002. All services performed by our independent registered public account firm during the fiscal years ended December 31, 2013 and 2012 were pre-approved in accordance with the written charter.

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

Documents filed as part of this Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2013 and 2012
Consolidated Statements of Operations for the years ended December 31, 2013 and 2012
Consolidated Statements of Changes in Equity for the years ended December 31, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012
Notes to Consolidated Financial Statements

Financial Statement Schedule:

Not applicable.

Exhibit Index

Exhibit	Description
3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment of Certificate of Incorporation (3)
3.4	Certificate of Designations for Series A Convertible Preferred Stock (3)
4.1	Indenture with Bank of Utah, dated October 19, 2011 (5)
4.2	Form of Debenture (3)
4.3	Form of Subscription Agreement (revised November 2013) (11)
4.4	Pledge and Security Agreement by and among GWG Holdings, Inc., GWG Life Settlements, LLC, Jon R. Sabes, Steven F. Sabes, and Bank of Utah, dated October 19, 2011 (5)
4.5	Intercreditor Agreement by and among Bank of Utah, and Lord Securities Corporation, dated October 19, 2011 (5)
4.6	Amendment No. 1 to Indenture with Bank of Utah, dated December 15, 2011 (6)
4.7	Amendment No. 1 to Pledge and Security Agreement, dated December 15, 2011 (6)
10.1	Amended and Restated Credit and Security Agreement with DZ Bank AG Deutsche Zentral-Genossenschaftsbank (as agent), and Autobahn Funding Company LLC (as lender), dated effective January 25, 2013 (7) *
10.2	Performance Guaranty of GWG Holdings, LLC dated as of July 15, 2008, delivered in favor of DZ Bank AG Deutsche Zentral-Genossenschaftsbank (as agent) and Autobahn Funding Company LLC (as lender) (3)
10.3
General Reaffirmation and Modification Agreement dated effective January 25, 2013 delivered in favor of DZ Bank AG Deutsche Zentral-Genossenschaftsbank (as agent), and Autobahn Funding Company LLC (as lender) (7) **

10.4	Third Amended and Restated Note Issuance and Security Agreement dated November 1, 2011, with Lord Securities Corporation (as trustee), GWG LifeNotes Trust (as secured party), and noteholders (11)
10.5
Pledge Agreement dated November 15, 2010, among Jon R. Sabes, Steven F. Sabes, Opportunity Finance, LLC, SFS Trust 1976, SFS Trust 1992 Esther, SFS Trust 1982, Mokeson, LLC (collectively as pledgors), and Lord Securities Corporation (as trustee and pledgee) (3)

10.6	Fourth Amended and Restated Managing Broker-Dealer Agreement with Arque Capital dated effective April 5, 2013 (11) ***
10.7	Amended and Restated Investment Agreement with Insurance Strategies Fund, LLC, dated as of September 3, 2009 (3)
10.8	Addendum No. 1 to Sub-Sublease Agreement effective as of July 14, 2008 by Opportunity Finance, LLC and GWG Life, LLC (2)
10.9	Employment Agreement with Jon R. Sabes, dated June 14, 2011 (4)
10.10	Employment Agreement with Steven F. Sabes, dated June 14, 2011 (4)
10.11	Employment Agreement with Paul A. Siegert, dated June 14, 2011 (4)
10.12	Purchase and Sale Agreement with Athena Securities Group Ltd. and Athena Structured Funds PLC, dated July 11, 2011 (3)
10.13	Shareholders’ Agreement with respect to Athena Structured Funds PLC, dated July 11, 2011 (3)(8)
10.14	Amendment to Third Amended and Restated Note Issuance and Security Agreement, dated as of November 18, 2013, with Lord Securities Corporation (as trustee for the GWG LifeNotes Trust) (11)
10.15	Purchase and Sale Agreement with GWG Securities International PLC, Athena Securities Group Limited, and Athena Securities Limited, dated as of June 28, 2013 (9)
10.16	2013 Stock Incentive Plan dated March 27, 2013 (filed herewith)
10.17	Form of Stock Option Agreement used under 2013 Stock Incentive Plan (filed herewith)
10.18	Addendum to Third Amended and Restated Managing Broker-Dealer Agreement with Arque Capital dated effective February 28, 2013 (10)

Exhibit	Description
21.1	List of Subsidiaries (filed herewith)
23.1	Consent of Mayer Hoffman McCann P.C. (filed herewith)
31.1	Section 302 Certification of the Chief Executive Officer (filed herewith)
31.2	Section 302 Certification of the Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99.1	Letter from Model Actuarial Pricing Systems, dated March 19, 2013 (filed herewith)

101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document

(1)	Incorporated by reference to Form S-1 Registration Statement filed on June 14, 2011 (File No. 333-174887).
(2)	Incorporated by reference to Form S-1/A Registration Statement filed on July 26, 2011 (File No. 333-174887).
(3)	Incorporated by reference to Form S-1/A Registration Statement filed on August 23, 2011 (File No. 333-174887).
(4)	Incorporated by reference to Form S-1/A Registration Statement filed on September 20, 2011 (File No. 333-174887).
(5)	Incorporated by reference to Form S-1/A Registration Statement filed on October 20, 2011 (File No. 333-174887).
(6)	Incorporated by reference to Post-Effective Amendment No. 1 to Form S-1/A filed on April 30, 2012 (File No. 333-174887).
(7)	Incorporated by reference to Current Report on Form 8-K filed on February 1, 2013.
(8)	Agreement was terminated effective June 28, 2013.
(9)	Incorporated by reference to Current Report on Form 8-K filed on July 8, 2013.
(10)	Incorporated by reference to Post-Effective Amendment No. 6 to Form S-1/A filed on April 4, 2013 (File No. 333-174887).
(11)	Incorporated by reference to Post-Effective Amendment No. 8 to Form S-1/A filed on November 12, 2013 (File No. 333-174887).

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

GWG HOLDINGS, INC.

Date: March 20, 2014	By:	/s/ Jon R. Sabes
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below, as of March 20, 2014, by the following persons on behalf of the registrant and in the capacities indicated below.

Signature	Title

/s/ Jon R. Sabes	Chief Executive Officer and Director
Jon R. Sabes	(Principal Executive Officer)

/s/ Steven F. Sabes	Chief Operating Officer, Secretary and Director
Steven F. Sabes

/s/ Paul A. Siegert	President and Director
Paul A. Siegert

/s/ Jon Gangelhoff	Chief Financial Officer
Jon Gangelhoff	(Principal Financial and Accounting Officer)

/s/ Jeffrey L. McGregor	Director
Jeffrey L. McGregor

/s/ David H. Abramson	Director
David H. Abramson

/s/ Charles H. Maguire III	Director
Charles H. Maguire III