Form 10-Q
period 2014-03-31
GWG Holdings, Inc.
filed 2014-05-06
CIK 1522690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
__________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or

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

As of May 5, 2014, GWG Holdings, Inc. had 9,124,000 shares of common stock outstanding.

GWG HOLDINGS, INC.

Index to Form 10-Q
for the Quarter Ended March 31, 2014

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2014, and December 31, 2013	1
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013	2
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013	3
	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 4.	Controls and Procedures	45

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 6.	Exhibits	47

SIGNATURES		48

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014 (unaudited)	December 31, 2013
A S S E T S
Cash and cash equivalents	$28,083,299	$33,449,793
Restricted cash	2,853,763	5,832,970
Investment in life settlements, at fair value	254,503,535	234,672,794
Other assets	2,136,666	1,424,919
TOTAL ASSETS	$287,577,263	$275,380,476

L I A B I L I T I E S & S T O C K H O L D E R S’ E Q U I T Y (D E F I C I T)
LIABILITIES
Revolving credit facility	$79,000,000	$79,000,000
Series I Secured notes payable	28,602,238	29,275,202
Renewable Secured Debentures	145,989,431	131,646,062
Interest payable	8,399,192	7,209,408
Accounts payable and accrued expenses	1,293,139	1,343,952
Deferred taxes, net	6,720,316	7,675,174
TOTAL LIABILITIES	270,004,316	256,149,798

CONVERTIBLE, REDEEMABLE PREFERRED STOCK
(par value $0.001; shares authorized 40,000,000; shares issued and outstanding 3,478,219 and 3,394,916; liquidation preference of $26,087,000 and $25,462,000, respectively)	25,036,056	24,722,693

STOCKHOLDERS’ EQUITY
Common stock (par value $0.001: shares authorized 210,000,000; shares issued and outstanding is 9,124,000 on both March 31, 2014 and December 31, 2013)	9,124	9,124
Additional paid-in capital	2,867,514	2,937,438
Accumulated deficit	(10,339,747)	(8,438,577)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(7,463,109)	(5,492,015)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$287,577,263	$275,380,476

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
REVENUE
Gain on life settlements, net	$5,516,205	$8,340,356
Interest and other income	7,367	167,670
TOTAL REVENUE	5,523,572	8,508,026

EXPENSES
Employee compensation and benefits	968,746	1,937,420
Legal and professional fees	325,298	437,290
Interest expense	6,326,548	4,467,215
Other expenses	759,008	1,033,144
TOTAL EXPENSES	8,379,600	7,875,069

INCOME (LOSS) BEFORE INCOME TAXES	(2,856,028)	632,957
INCOME TAX EXPENSE (BENEFIT)	(954,858)	565,823

NET INCOME (LOSS)	(1,901,170)	67,134
Accretion of preferred stock to liquidation value	(125,714)	(257,763)
LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,026,884)	$(190,629)

NET INCOME (LOSS) PER COMMON SHARE (BASIC AND DILUTED)
Net income (loss)	$(0.21)	$0.01
Accretion of preferred stock to liquidation value	(0.01)	(0.03)
Net loss per share attributable to common shareholders	$(0.22)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	9,124,000	9,989,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,901,170)	$67,134
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Life settlements – change in fair value	(11,358,913)	(11,494,725)
Amortization of deferred financing and issuance costs	353,657	1,093,747
Deferred income taxes	(954,858)	563,874
Convertible, redeemable preferred stock dividends payable	192,340	83,702
(Increase) decrease in operating assets:
Other assets	(251,846)	551,174
Increase in operating liabilities:
Accounts payable and other accrued expenses	1,277,826	1,290,756
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(12,642,964)	(7,844,338)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	(8,271,203)	(9,913,049)
Proceeds from settlement of life settlements	-	1,490,000
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(8,271,203)	(8,423,049)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from revolving credit facility	-	8,000,000
Payments for redemption of Series I Secured notes payable	(868,303)	(1,507,824)
Proceeds from issuance of Renewable Secured Debentures	18,365,657	23,850,794
Payments for issuance costs and redemption of Renewable Secured Debentures	(4,928,888)	(2,303,268)
Proceeds (payments) from restricted cash	2,979,207	(4,531,108)
Issuance of preferred stock	-	(186,669)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	15,547,673	23,321,925

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,366,494)	7,054,538

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	33,449,793	27,497,044
END OF PERIOD	$28,083,299	$34,551,582

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED
(unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest and preferred dividends paid	$4,250,000	$3,298,000

NON-CASH INVESTING AND FINANCING ACTIVITIES
Series I Secured notes:
Accrued interest and commissions payable added to principal	$65,000	$61,000
Renewable Secured Debentures:
Accrued interest and commissions payable added to principal	$119,000	41,000
Convertible, redeemable preferred stock:
Accretion of convertible, redeemable preferred stock to redemption value	$126,000	$258,000
Conversion of dividends payable	$188,000	$84,000

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

Basis of presentation - The condensed consolidated balance sheet as of March 31, 2014, the condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013, and the condensed consolidated statements of cash flows for the three months ended March 31, 2014 and 2013, and the related information presented in these notes, have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”)  for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, without audit. To the extent that information and notes required by U.S. generally accepted accounting principles for complete financial statements are contained in or are consistent with the consolidated audited financial statements in the Company’s Form 10-K for the year ended December 31, 2013, such information and notes have not been duplicated herein . In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included. The condensed consolidated balance sheet at December 31, 2013 was derived from the audited consolidated financial statements as of that date. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Special Financial Report on Form 10-K for the year ended December 31, 2013.

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

Life settlements - ASC 325-30, Investments in Insurance Contracts, allows a reporting entity the election to account for its investments in life settlements using either the investment method or the fair value method. The election shall be made on an instrument-by-instrument basis and is irrevocable. Under the investment method, an investor shall recognize the initial investment at the purchase price plus all initial direct costs. Continuing costs (policy premiums and direct external costs, if any) to keep the policy in force shall be capitalized. Under the fair value method, an investor shall recognize the initial investment at the purchase price. In subsequent periods, the investor shall remeasure the investment at fair value in its entirety at each reporting period and shall recognize the change in fair value in current period income net of premiums paid. The Company uses the fair value method to account for all life settlements.

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

Deposits and initial direct costs advanced on unsettled policy acquisitions are recorded as other assets until policy ownership has been transferred to the Company.  Such deposits and direct cost advances were $0 and $201,000 at March 31, 2014 and December 31, 2013, respectively.

Deferred financing and issuance costs – Costs incurred to obtain financing under the revolving credit facility, as described in note 6, have been capitalized and are amortized using the straight-line method over the term of the revolving credit facility. Amortization of deferred financing costs was $89,000 and $187,000 for the three-month periods ended March 31, 2014 and 2013, respectively. The future amortization is expected to be $268,000 for the nine months ending December 31, 2014.  The Series I Secured notes payable, as described in note 7, are reported net of issuance costs, sales commissions and other direct expenses, which are amortized using the interest method over the term of each respective borrowing. The Renewable Secured Debentures, as described in note 8, are reported net of issuance costs, sales commissions and other direct expenses, which are amortized using the interest method over the term of each respective borrowing. The Series A preferred stock, as described in note 9, is reported net of issuance costs, sales commissions, including the fair value of warrants issued, and other direct expenses, which are amortized using the interest method as interest expense over the three-year redemption period.

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

(2)       Restrictions on cash

The Company is required by its lenders to maintain collection and escrow accounts. These accounts are used to fund the acquisition, pay annual premiums of insurance policies, pay interest and other charges under the revolving credit facility, and collect policy benefits. DZ Bank AG, as agent for Autobahn Funding Company, LLC, the lender for the revolving credit facility as described in note 6, authorizes the disbursements from these accounts. At March 31, 2014 and December 31, 2013 there was a balance of $2,854,000, and $5,833,000, respectively, maintained in these restricted cash accounts.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(3)      Investment in life insurance policies

The life insurance policies (Level 3 fair value measurements) are valued based on unobservable inputs that are significant to the overall fair value measurement. Changes in the fair value of these instruments are recorded in gain or loss on life insurance policies in the consolidated statements of operations (net of the cash premiums paid on the policies). The fair value is determined on a discounted cash flow basis that incorporates life expectancy assumptions.  Life expectancy reports have been obtained from widely accepted life expectancy providers. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require. As a result of management’s analysis, discount rate of 11.69% was applied to the portfolio as of March 31, 2014 and December 31, 2013.

A summary of the Company’s life insurance policies accounted for under the fair value method and their estimated maturity dates, based on remaining life expectancy is as follows:

	As of March 31, 2014			As of December 31, 2013
Years Ending December 31,	Number of Contracts	Estimated Fair Value	Face Value	Number of Contracts	Estimated Fair Value	Face Value
2014	-	$-	$-	-	$-	$-
2015	4	5,238,000	6,750,000	4	5,065,000	6,750,000
2016	11	10,610,000	16,800,000	8	8,174,000	13,750,000
2017	29	32,186,000	59,916,000	25	33,345,000	63,916,000
2018	30	34,573,000	71,017,000	33	37,243,000	80,318,000
2019	41	43,654,000	113,795,000	34	32,844,000	89,295,000
2020	37	30,497,000	81,014,000	34	27,741,000	75,644,000
Thereafter	134	97,746,000	422,648,000	125	90,261,000	410,975,000
Totals	286	254,504,000	771,940,000	263	$234,673,000	$740,648,000

The Company recognized death benefits of $0 and $4,000,000 during the three-month periods ended March 31, 2014 and 2013, respectively, related to policies with a carrying value of $0 and $1,490,000, respectively.  The company recorded realized gains of $0 and $2,510,000 on such policies.

Reconciliation of gain on life settlements:

Three Months Ended:	March 31, 2014	March 31, 2013
Change in fair value	$11,359,000	$11,495,000
Premiums and other annual fees	(5,843,000)	(5,665,000)
Policy maturities	-	2,510,000
Gain on life settlements, net	$5,516,000	$8,340,000

The estimated expected premium payments to maintain the above life insurance policies in force through 2018, assuming no mortalities, are as follows:

Years Ending December 31,
Nine months ending December 31 ,2014	$17,882,000
2015	26,078,000
2016	28,550,000
2017	32,109,000
2018	35,155,000
$139,774,000

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

Level 3 Valuation Process

The estimated fair value of the Company’s life settlements are determined on a quarterly basis by the Company’s portfolio management committee, taking into consideration changes in discount rate assumptions, estimated premium payments and life expectancy assumptions, as well as any changes in economic and other relevant conditions.  These inputs are then used to estimate the discounted cash flows using the MAPS probabilistic portfolio pricing model, which estimates the cash flows using various different probabilities and scenarios.  The valuation process includes a review by senior management as of each valuation date.  Management also engages a third party expert to independently test the accuracy of the valuations using the inputs provided by management.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Life insurance policies represent financial instruments recorded at fair value on a recurring basis. The following table reconciles the beginning and ending fair value of the Company’s Level 3 investments in life insurance policies for the three-month periods ending March 31, as follows:

	2014	2013
Beginning balance	$234,673,000	$164,317,000
Purchases	8,472,000	10,698,000
Maturities (acquisition cost basis)	-	(1,490,000)
Gross unrealized gains	11,359,000	11,616,000
Gross unrealized losses	-	(121,000)
Ending balance	$254,504,000	$185,020,000

The fair value of a portfolio of life insurance policies is based on information available to the Company at the reporting date. Fair value is based upon a discounted cash flow model that incorporates life expectancy estimate assumptions. Life expectancy estimates are obtained from independent, third-party, widely accepted life expectancy estimate providers at policy acquisition. The life expectancy values of each insured, as determined at policy acquisition, are rolled down monthly for the passage of time by the MAPS actuarial software the Company uses for ongoing valuation of its portfolio of life insurance policies. The discount rate incorporates current information about discount rates applied by other reporting companies owning portfolios of life insurance policies, discount rates observed in the life insurance secondary market, market interest rates, the credit exposure to the insurance company that issued the life insurance policy and management’s estimate of the risk premium a purchaser would require to receive the future cash flows derived from our portfolio of life insurance policies.

On January 22, 2013, one of the independent medical actuarial underwriting firms we utilize, 21st Services, announced advancements in its underwriting methodology, resulting in revised estimated life expectancy mortality tables for life settlement transactions. We were advised by 21st Services that the changes are very granular and relate to both specific medical conditions and lifestyles of insureds. These changes were the result of the application of additional medical information gathered by 21st Services over a period of time, and which were applied to the inputs and methodologies used to develop the actuarial life expectancies. While we do not believe these revised methodologies indicate the previous estimated life expectancies were inaccurate, we believe the revised methodologies provide additional information that should be considered in updating our estimate of the life expectancies of the insureds within our portfolio. Based upon our evaluation and analysis of data made available by 21st Services, as well as information regarding the insureds within our portfolio, we have estimated the impact of the changes in 21st Services’ methodologies for determining life expectancies on a policy-by-policy basis within our portfolio as of December 31, 2012 and applied such changes to the life expectancy inputs used to estimate fair value. We have adjusted the original life expectancies provided by 21st Services based on four factors, the impact of each analyzed individually for each insured in the GWG portfolio. The four factors are gender, anti-selection, age, and primary impairment. GWG applied this set of adjustments to all 21st Services life expectancy reports used in valuation of the portfolio as of December 31, 2012. At that time, the portfolio contained 211 policies on 194 insured lives. Of those 211 policies, 199 were valued using a 21st Services life expectancy report as part of the pricing life expectancy estimate calculation. While the analysis and adjustments were applied on an individual policy basis, the result was an average overall increase in the original life expectancy estimates of 8.67%. We have a standard practice of obtaining two third-party life expectancy estimates for each policy in our portfolio. As a result, the effective change in life expectancy on the portfolio as of December 31, 2012 was an average of approximately 4.33%, which resulted in an aggregate decrease in the fair value of our life settlements portfolio of $12.4 million as of December 31, 2012. Life expectancy reports by their very nature are estimates.

During 2013, we sought to update our life expectancy estimates from all four of the major independent third-party medical-actuarial underwriting firms (including 21st Services) with updated medical records on all of the 211 policies we originally used a life expectancy report from 21st Services. As of December 31, 2013, we had successfully procured new life expectancy reports on 176 of the 211 policies owned as of December 31, 2012. We experienced ten mortalities in 2013 for which no updated life expectancy reports were necessary. We also had two small face policies in our portfolio for which we did not update life expectancy reports. Accordingly, as of March 31, 2014 we had updated our life expectancy estimates based on updated life expectancy reports on all but 12 policies (covering 10 people) in our portfolio that we are still seeking to update.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

We concluded that our the adjustments we made a year ago were reasonable when we the compared the rolled down life expectancy estimates from December 31, 2012 to the updated life expectancy estimates on December 31, 2013. The average rolled down life expectancy estimate from December 31, 2012 is 80.9 months. The average updated life expectancy estimate obtained from updated life expectancy reports as of December 31, 2013 is 79.4 months, shorter by one and one- half months. We see no need to make any further adjustments to our life expectancy estimates at this time.

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

	As of March 31, 2014	As of December 31, 2013
Weighted average age of insured	82.3	82.1
Weighted average life expectancy, months*	84.3	87.0
Average face amount per policy	$2,699,000	$2,816,000
Discount rate	11.69%	11.69%
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

	Changes in fair value of life insurance policies
Change in life expectancy estimates	plus 8 months	minus 8 months	plus 4 months	minus 4 months

March 31, 2014	$(36,833,000)	$38,756,000	$(18,658,000)	$19,145,000

December 31, 2013	$(34,382,000)	$36,152,000	$(17,417,000)	$17,865,000

Change in discount rate	plus 2%	minus 2%	plus 1%	minus 1%

March 31, 2014	$(23,949,000)	$28,161,000	$(12,446,000)	$13,496,000

December 31, 2013	$(22,944,000)	$27,063,000	$(11,933,000)	$12,959,000

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Other Fair Value Considerations

Carrying value of receivables, prepaid expenses, accounts payable and accrued expenses approximate fair value due to their short-term maturities and low credit risk. The estimated fair value of the Company’s Series I Secured notes payable and Renewable Secured Debentures is approximately $180,912,000 based on a weighted-average market interest rate of 7.09% based on an income approach, the combined face value of these notes is $178,289,000 as of March 31, 2014.  The carrying value of the revolving credit facility reflects interest charged at the commercial paper rate plus an applicable margin. The margin represents our credit risk, and the strength of the portfolio of life insurance policies collateralizing the debt. The overall rate reflects market, and the carrying value of the revolver approximates fair value. All of the financial instruments are level 3 fair value measurements.

The Company has issued warrants to purchase common stock in connection with the issuance of its convertible, redeemable preferred stock. Warrants were determined by the Company as permanent equity. The fair value measurements associated with the warrants, measured at issuance represent level 3 instruments.

As of March 31, 2014:

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

(5)       Notes receivable from related parties

As of March 31, 2014 and December 31, 2013, the Company had receivables totaling $5,000,000 due from an affiliate, Opportunity Finance, LLC, which were fully reserved. Opportunity Finance ceased operations in 2008.

(6)       Credit facilities

Revolving credit facility – Autobahn Funding Company LLC

On July 15, 2008, DLP II and United Lending entered into a revolving credit facility pursuant to a Credit and Security Agreement (Agreement) with Autobahn Funding Company LLC (Autobahn), providing the Company with a maximum borrowing amount of $100,000,000. Autobahn is a commercial paper conduit that issues commercial paper to investors in order to provide funding to DLP II and United Lending.  DZ Bank AG acts as the agent for Autobahn. The original Agreement was to expire on July 15, 2013.  On January 29, 2013, Holdings, together with GWG Life and DLPII, entered into an Amended and Restated Credit and Security Agreement with Autobahn Funding Company LLC, extending the facility expiration date to December 31, 2014, and removing United Lending as a party to the renewed Credit and Security Agreement.  The amount outstanding under this facility as of both March 31, 2014 and December 31, 2013 was $79,000,000.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Agreement requires DLP II to pay, on a monthly basis, interest at the commercial paper rate plus an applicable margin, as defined in the Agreement. The effective rate was 6.21% and 6.19% at March 31, 2014 and December 31, 2013, respectively.  The weighted average effective interest rate was 6.22% and 5.86% (excluding the unused line fee) for the three months ended March 31, 2014 and 2013, respectively.  The Agreement also requires payment of an unused line fee on the unfunded amount under the revolving credit facility. The note is secured by substantially all of DLP II assets which consist primarily of life insurance policies.

The Agreement has certain financial and nonfinancial covenants. The Company was in compliance with these covenants at March 31, 2014 and December 31, 2013. The Agreement generally prohibits the Company from:

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

In addition, the Company has agreed to maintain (i) a positive consolidated net income on a Non-GAAP basis (as defined and calculated under the Agreement) for each complete fiscal year and (ii) a tangible net worth on a Non-GAAP basis (again, as defined and calculated under the Agreement) of not less than $15 million, and (iii) maintain a borrowing base surplus or cash cushion sufficient to pay three to twelve months (increasing throughout 2013) of premiums and facility fees.

Consolidated net income and tangible net worth as of and for the four quarters ended March 31, 2014, as calculated under the agreement, was $22,498,000 and $58,865,000 respectively.

Advances under the Agreement are subject to a borrowing base formula, which limits the availability of advances on the borrowing base calculation based on attributes of policies pledged to the facility. Over-concentration of policies by insurance carrier, over-concentration of policies by insurance carriers with ratings below a AA- rating, and the premiums and facility fees reserve are the three primary factors with the potential of limiting availability of funds on the facility. Total funds available for additional borrowings under the borrowing base formula criteria at March 31, 2014 and December 31, 2013, were $4,740,000 and $3,937,000 respectively.

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

(7)       Series I Secured notes payable

Series I Secured notes payable have been issued in conjunction with the GWG Series I Secured notes private placement memorandum dated August 25, 2009 (last revised November 15, 2010). On June 14, 2011 the Company closed the offering to additional investors, however, existing investors may elect to continue advancing amounts outstanding upon maturity subject to the Company’s option. Series I Secured notes have maturity dates ranging from six months to seven years with fixed interest rates varying from 5.65% to 9.55% depending on the term of the note. Interest is payable monthly, quarterly, annually or at maturity depending on the terms of the note. At March 31, 2014 and December 31, 2013 the weighted average interest rate of Series I Secured notes was 8.35%. The notes are secured by assets of GWG Life.  The principal amount outstanding under these Series I Secured notes was $29,224,000 and $29,744,000 at March 31, 2014 and December 31, 2013, respectively. The difference between the amount outstanding on the Series I Secured notes and the carrying amount on the consolidated balance sheet is due to netting of unamortized deferred issuance costs. Overall, interest expense includes amortization of deferred financing and issuance costs of $167,000 and $55,000 for the three-month periods ended March 31, 2014 and 2013, respectively. Future expected amortization of deferred financing costs is $622,000 over the next six years.

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

Future contractual maturities of Series I Secured notes payable at March 31, 2014 are as follows:

Years Ending December 31,
Nine months ending December 31 ,2014	$8,323,000
2015	8,638,000
2016	7,193,000
2017	4,252,000
2018	754,000
Thereafter	64,000
$29,224,000

(8)       Renewable Secured Debentures

The Company has registered with the Securities and Exchange Commission, effective January 2012, the offer and sale of $250,000,000 of secured debentures. Renewable Secured Debentures have maturity dates ranging from six months to seven years with fixed interest rates varying from 4.75% to 9.50% depending on the term of the note. Interest is payable monthly, annually or at maturity depending on the terms of the debenture. At March 31, 2014 and December 31, 2013, the weighted average interest rate of Renewable Secured Debentures was 7.53%. The debentures are secured by assets of GWG Life and GWG Holdings. The amount outstanding under these Renewable Secured Debentures was $149,065,000 and $134,891,000 at March 31, 2014 and December 31, 2013, respectively. The difference between the amount outstanding on the Renewable Secured Debentures and the carrying amount on the consolidated balance sheets is due to netting of unamortized deferred issuance costs and cash receipts for new issuances in process.  Amortization of deferred issuance costs was $847,000 and $278,000 for the three-month periods ended March 31, 2014 and 2013, respectively.  Future expected amortization of deferred financing costs as of March 31, 2014 is $5,418,000. Subsequent to March 31, 2014, the Company has issued approximately an additional $4,922,000 in principal amount of these Renewable Secured Debentures.

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

Future contractual maturities of Renewable Secured Debentures at March 31, 2014 are as follows:

Years Ending December 31,
Nine months ending December 31, 2014	$31,109,000
2015	44,587,000
2016	34,623,000
2017	13,094,000
2018	6,779,000
Thereafter	18,873,000
$149,065,000

The Company entered into an Indenture effective October 19, 2011 with Holdings as obligor, GWG Life as guarantor, and Bank of Utah as trustee for the benefit of the debenture holders.  The Indenture has certain financial and nonfinancial covenants.  The Company was in compliance with these covenants at March 31, 2014 and December 31, 2013.

(9)     Convertible, redeemable preferred stock

The Company began offering 3,333,333 shares of convertible redeemable preferred stock (Series A preferred stock) for sale to accredited investors in a private placement on July 31, 2011. The offering of Series A preferred stock concluded on September 2, 2012 and resulted in 3,278,000 shares being issued for gross consideration of $24,582,000. As of March 31, 2014, 193,000 shares have been issued as a result of conversion of $1,350,000 in dividends into shares of Series A preferred stock.  The Series A preferred stock was sold at an offering price of $7.50 per share. Series A preferred stock has a preferred yield of 10% per annum, and each share has the right to convert into 1.5 shares of the Company’s common stock. The Company may elect to automatically convert the Series A preferred stock to common stock as described below. Series A preferred shareholders also received three-year warrants to purchase, at an exercise price per share of $6.25, one share of common stock for every 20 shares of Series A preferred stock purchased.  The warrants are exercisable immediately. In the Certificate of Designations for the Series A preferred stock dated July 31, 2011, the Company has agreed to permit preferred shareholders to sell their shares back to the Company for the stated value of $7.50 per share, plus accrued dividends, according to the following schedule:

●	Up to 33% of the holder’s unredeemed shares one year after issuance:
●	Up to 66% of the holder’s unredeemed shares two years after issuance; and
●	Up to 100% of the holder’s unredeemed shares three years after issuance.

The Company’s obligation to redeem Series A preferred shares will terminate upon the Company completing a registration of its common stock with the SEC. The Company may redeem the Series A preferred shares at a price equal to 110% of their liquidation preference ($7.50 per share) at any time after December 15, 2012. As of March 31, 2014, the Company has not received any redemption requests.

At the election of the Company, the Series A preferred shares may be automatically converted into the common stock of the Company in the event of either (1) a registered offering of the Company’s common stock with the SEC aggregating gross proceeds of at least $5.0 million at a price equal to or greater than $5.50 per share of common stock, or (2) the consent of shareholders holding at least a majority of the then-outstanding shares of Series A preferred stock. As of March 31, 2014, the Company had issued 3,395,000 preferred shares resulting in gross consideration of $25,364,000 (including cash proceeds, conversion of Series I Secured notes and accrued interest on Series I notes, and conversion of preferred dividends payable).  The Company incurred Series A preferred stock issuance costs of $2,838,000, of which $2,510,000 was amortized to additional paid in capital through March 31, 2014, resulting in a carrying amount of $25,036,000.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company determined that the grant date fair value of the outstanding warrants attached to the Series A preferred stock was $395,000 for warrants outstanding as of  March 31, 2014. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share upon 30 days written notice to the investors at any time after (i) the Company has completed a registration of its common stock with the SEC and (ii) the volume of weighted average sale price per share of common stock equals or exceeds $7.00 per share for ten consecutive trading days ending on the third business day prior to proper notice of such redemption. Total warrants outstanding as of March 31, 2014, were 831,909 with a weighted average remaining life of 1.10 years. Total warrants outstanding at December 31, 2013, were 831,909 with a weighted average remaining life of 1.34 years. As of March 31, 2014 none of these warrants have been exercised.

Dividends on the Series A preferred stock may be paid in either cash or additional shares of Series A preferred stock at the election of the holder and approval of the Company. The dividends are reported as an expense and included in the caption interest expense in the consolidated statements of operations. The Company declared and accrued dividends of $634,000 and $635,000 during the three-months ended March 31, 2014 and 2013, respectively, pursuant to a board resolution declaring the dividend.  27,000 and 12,000 shares of Series A preferred stock were issued in lieu of cash dividends in the three-month periods ended March 31, 2014 and 2013, respectively. The shares issued in lieu of cash dividends were issued at $7.00 per share.  As of March 31, 2014, Holdings has $634,000 of accrued preferred dividends which were paid or converted to shares of Series A preferred stock on April 15, 2014.

(10)       Income taxes

The Company did not have any current income taxes for the three months ended March 31, 2014, and had current income taxes of $2,000 for the three months ended March 31, 2013.  For the three months ended March 31, 2014, the Company recognized income tax benefit of $955,000, or 33.4% of income before taxes, compared to the recognition of an income tax expense of $566,000, or 89.4% for the three-months ended March 31, 2013. The primary differences between the Company’s March 31, 2014 effective tax rate and the statutory federal rate are the accrual of non-deductible preferred stock dividend expense of $635,000, state taxes, and other non-deductible expenses.

The most significant temporary differences between GAAP net income and taxable net income are the treatment of interest costs with respect to the acquisition of the life insurance policies and revenue recognition with respect to the mark-to-market of life insurance portfolio.

(11)           Common Stock

On July 11, 2011, we entered into a Purchase and Sale Agreement with Athena Securities Group, Ltd. and Athena Structured Funds PLC. Under this agreement, we issued to Athena Securities Group, Ltd. (Athena) 989,000 shares of common stock, which was equal to 9.9% of our outstanding shares, in exchange for shares equal to 9.9% of the outstanding shares in Athena Structured Funds, PLC and cash of $5,000. This 2011 agreement had contemplated cooperative efforts by the parties aimed at developing a security and related offering in Europe or Ireland, the proceeds of which would be used to finance the acquisition of life-insurance related assets in the United States. In 2013, we sought to terminate the 2011 agreement due to a changing regulatory environment in Europe that negatively affected the likelihood of consummating the contemplated offering of securities, and our dissatisfaction with Athena’s performance under the 2011 agreement. As a result, in June 2013 we entered into a second Purchase and Sale Agreement with Athena Securities Ltd. and Athena. This agreement effected the termination of the 2011 agreement. The June 2013 agreement contained mutual general releases of claims and substantially unwound certain capital stock transactions that had been effected under the 2011 agreement. In particular, Athena returned to us for redemption 865,000 shares of our common stock, and retained 124,000 common shares in recognition of their earlier efforts under the 2011 agreement. For our part, we sold back to Athena all of our ownership in Athena Structured Funds, PLC that we had originally acquired under the 2011 agreement. Presently, we have no ongoing business relationship with Athena.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The Company issued stock options for 855,000 shares of common stock to employees, officers, and directors of the Company in 2013. Options for 403,000 shares vested immediately, and the remaining options vested over three years. The shares were issued with an exercise price of $4.14 for those owning more than 10% of the Company’s stock and of $3.76 for others, which is equal to the estimated market price of the shares on the date of grant valued using Black-Scholes Binomial option pricing model. The expected volatility used in the Black-Scholes model valuation of options issued during the year was 19.73% annualized. The annual volatility rate is based on the standard deviation of the average continuously compounded rate of return of five selected comparable companies over the previous 52 weeks. Forfeiture rate of 15% is based on historical company information and expected future trend. As of March 31, 2014 stock options for 108,500 shares were forfeited.

Stock options granted through March 31, 2014:

	Exercise			Binomial	Forfeiture	Compensation
Grant Date	Price	Shares	Vesting	Value	Factor	Expense
9/5/2013	$3.76	285,000	Immediate	0.18	0.8700	$44,631
9/5/2013	$4.14	50,000	Immediate	0.18	0.8700	$7,830
9/5/2013	$3.76	88,677	1 year	0.18	0.8500	$13,568
9/5/2013	$4.14	5,667	1 year	0.18	0.8500	$867
9/5/2013	$3.76	88,666	2 years	0.30	0.7225	$19,218
9/5/2013	$4.14	5,667	2 years	0.30	0.7225	$1,228
9/5/2013	$3.76	88,657	3 years	0.41	0.6141	$22,323
9/5/2013	$4.14	5,666	3 years	0.41	0.6141	$1,427
9/30/2013	$3.76	8,000	Immediate	0.33	0.8700	$2,297
10/28/2013	$3.76	14,000	1 year	0.33	0.8500	$3,927
10/28/2013	$3.76	14,000	2 years	0.46	0.7225	$4,653
10/28/2013	$3.76	14,000	3 years	0.57	0.6141	$4,901
11/18/2013	$3.76	8,334	1 year	0.33	0.8500	$2,338
11/18/2013	$3.76	8,333	2 years	0.46	0.7225	$2,769
11/18/2013	$3.76	8,333	3 years	0.57	0.6141	$2,917
12/12/2013	$3.76	60,000	Immediate	0.33	0.8700	$17,226
12/12/2013	$3.76	34,000	1 year	0.33	0.8500	$9,537
12/12/2013	$3.76	34,000	2 years	0.46	0.7225	$11,300
12/12/2013	$3.76	34,000	3 years	0.57	0.6141	$11,901
		855,000

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Outstanding stock options:

	Vested	Un-vested	Total
Balance as of December 31, 2013	375,500	423,500	799,000
Granted during the year	-	-	-
Exercised during the year	-	-	-
Forfeited during the year	(20,000)	(32,500)	(52,500)
Expired during the year	-	-	-
Balance as of March 31, 2014	355,500	391,000	746,500

Compensation expense related to un-vested options not yet recognized is $105,315.  We expect to recognize this compensation expense over the next 2.75 years. Stock-based compensation cost for the three months ended March 31, 2014 was $56,000.

(13)     Net loss per common share

The Company began issuing Series A preferred stock September, 1, 2011, as described in note 9. The Series A preferred stock is anti-dilutive to the net loss per common share calculation at March 31, 2014 and 2013. The Company has also issued warrants to purchase common stock in conjunction with the sale of convertible preferred stock, as discussed in note 9. The warrants are anti-dilutive at March 31, 2014 and 2013, and have not been included in the fully diluted net loss per common share calculation.

(14)     Commitments

The Company entered into an office lease with U.S. Bank National Association as the landlord. The lease was effective April 22, 2012 with a term through August 31, 2015. The lease is for 11,695 square feet of office space located at 220 South Sixth Street, Minneapolis, Minnesota. The Company is obligated to pay base rent plus common area maintenance and a share of the building operating costs. Rent expenses under this agreement were $52,000 and $48,000 for the three months ended March 31, 2014 and 2013, respectively. Minimum lease payments under the lease agreement effective April 22, 2012 are as follows:

Nine months ending December 31, 2014	78,000
2015	70,000
Total	$148,000

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

The consolidating financial statements are presented in lieu of separate financial statements and other related disclosures of the subsidiary guarantors and issuer because management does not believe that separate financial statements and related disclosures would be material to investors. There are currently no significant restrictions on the ability of Holdings or GWG Life, the guarantor subsidiary, to obtain funds from its subsidiaries by dividend or loan, except as follows. DLP II is a borrower under a credit agreement with Autobahn, with DZ Bank AG as agent, as described in note 6. The significant majority of insurance policies owned by the Company are subject to a collateral arrangement with DZ Bank AG described in note 6. Under this arrangement, collection and escrow accounts are used to fund premiums of the insurance policies and to pay interest and other charges under the revolving credit facility. DZ Bank AG and Autobahn must authorize all disbursements from these accounts, including any distributions to GWG Life. Distributions are limited to an amount that would result in the borrowers (DLP II, GWG Life and Holdings) realizing an annualized rate of return on the equity funded amount for such assets of not more than 18%, as determined by DZ Bank AG. After such amount is reached, the credit agreement requires that excess funds be used for repayments of borrowings before any additional distributions may be made.

The following represents consolidating financial information as of March 31, 2014 and December 31, 2013, with respect to the financial position, and for the three months ended March 31, 2014 and 2013 with respect to results of operations and cash flows of Holdings and its subsidiaries. The parent column presents the financial information of Holdings, the primary obligor of the secured debentures. The guarantor subsidiary column presents the financial information of GWG Life, the guarantor subsidiary of the secured debentures, presenting its investment in DLP II and Trust under the equity method. The non-guarantor subsidiaries column presents the financial information of all non-guarantor subsidiaries including DLP II and Trust.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Balance Sheets

March 31, 2014	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated

A S S E T S
Cash and cash equivalents	$26,466,468	$1,616,831	$-	$-	$28,083,299
Restricted cash	-	350,000	2,503,763	-	2,853,763
Investment in life settlements, at fair value	-	-	254,503,535	-	254,503,535
Other assets	395,201	723,040	1,018,425	-	2,136,666
Investment in subsidiaries	148,405,194	177,845,326	-	(326,250,520)	-

TOTAL ASSETS	$175,266,863	$180,535,197	$258,025,723	$(326,250,520)	$287,577,263

L I A B I L I T I E S & S T O C K H O L D E R S’ E Q U I T Y (D E F I C I T)
LIABILITIES
Revolving credit facility	$-	$-	$79,000,000	$-	$79,000,000
Series I Secured notes payable	-	28,602,238	-	-	28,602,238
Renewable Secured Debentures	145,989,431	-	-	-	145,989,431
Interest payable	4,584,861	3,143,600	670,731	-	8,399,192
Accounts payable and other accrued expenses	399,308	384,165	509,666	-	1,293,139
Deferred taxes	6,720,316	-	-	-	6,720,316
TOTAL LIABILITIES	157,693,916	32,130,003	80,180,397	-	270,004,316

CONVERTIBLE, REDEEMABLE PREFERRED STOCK	25,036,056	-	-	-	25,036,056

STOCKHOLDERS’ EQUITY (DEFICIT)
Member capital	-	148,405,194	177,845,326	(326,250,520)	-
Common stock	9,124	-	-	-	9,124
Additional paid-in capital	2,867,514	-	-	-	2,867,514
Accumulated deficit	(10,339,747)	-	-	-	(10,339,747)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(7,463,109)	148,405,194	177,845,326	(326,250,520)	(7,463,109)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$175,266,863	$180,535,197	$258,025,723	$(326,250,520)	$287,577,263

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Balance Sheets (continued)

December 31, 2013	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

A S S E T S
Cash and cash equivalents	$32,711,636	$738,157	$-	$-	$33,449,793
Restricted cash	-	1,420,000	4,412,970	-	5,832,970
Investment in life settlements, at fair value	-	-	234,672,794	-	234,672,794
Other assets	381,883	484,510	558,526	-	1,424,919
Investment in subsidiaries	129,839,241	159,798,490	-	(289,637,731)	-

TOTAL ASSETS	$162,932,760	$162,441,157	$239,644,290	$(289,637,731)	$275,380,476

L I A B I L I T I E S & S T O C K H O L D E R S' E Q U I T Y (D E F I C I T)
LIABILITIES
Revolving credit facility	$-	$-	$79,000,000	$-	$79,000,000
Series I Secured notes payable	-	29,275,202	-	-	29,275,202
Renewable Secured Debentures	131,646,062	-	-	-	131,646,062
Interest payable	3,806,820	3,065,465	337,123	-	7,209,408
Accounts payable and other accrued expenses	574,026	261,249	508,667	-	1,343,952
Deferred taxes	7,675,174	-	-	-	7,675,174
TOTAL LIABILITIES	143,702,082	32,601,916	79,845,800	-	256,149,798

CONVERTIBLE, REDEEMABLE PREFERRED STOCK	24,722,693	-	-	-	24,722,693

STOCKHOLDERS’ EQUITY (DEFICIT)
Member capital	-	129,839,241	159,798,490	(289,637,731)	-
Common stock	9,124	-	-	-	9,124
Additional paid-in capital	2,937,438	-	-	-	2,937,438
Accumulated deficit	(8,438,577)	-	-	-	(8,438,577)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(5,492,015)	129,839,241	159,798,490	(289,637,731)	(5,492,015)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$162,932,760	$162,441,157	$239,644,290	$(289,637,731)	$275,380,476

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2014	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Contract servicing fees	$-	$966,056	$-	$(966,056)	$-
Gain on life settlements, net	-	-	5,516,205	-	5,516,205
Interest and other income	6,929	169,615	44	(169,221)	7,367

TOTAL REVENUE	6,929	1,135,671	5,516,249	(1,135,277)	5,523,572

EXPENSES
Origination and servicing fees	-	-	966,056	(966,056)	-
Employee compensation and benefits	590,584	378,162	-	-	968,746
Legal and professional fees	266,159	59,139	-	-	325,298
Interest expense	4,216,528	778,567	1,331,453	-	6,326,548
Other expenses	421,243	325,255	181,731	(169,221)	759,008

TOTAL EXPENSES	5,494,514	1,541,123	2,479,240	(1,135,277)	8,379,600

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(5,487,585)	(405,452)	3,037,009	-	(2,856,028)

EQUITY IN INCOME OF SUBSIDIARY	2,631,557	3,037,009	-	(5,668,566)	-

NET INCOME (LOSS) BEFORE INCOME TAXES	(2,856,028)	2,631,557	3,037,009	(5,668,566)	(2,856,028)

INCOME TAX BENEFIT	(954,858)	-	-	-	(954,858)
NET INCOME (LOSS)	$(1,901,170)	$2,631,557	$3,037,009	$(5,668,566)	$(1,901,170)

For the three months ended March 31, 2013	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Contract servicing fees	$-	$1,278,102	$-	$(1,278,102)	$-
Gain on life settlements, net	-	-	8,340,356	-	8,340,356
Interest and other income	8,091	136,569	23,010	-	167,670

TOTAL REVENUE	8,091	1,414,671	8,363,366		8,508,026

EXPENSES
Origination and servicing fees	-	-	1,278,102	(1,278,102)	-
Employee compensation and benefits	1,546,702	390,718	-	-	1,937,420
Legal and professional fees	399,523	37,767	-	-	437,290
Interest expense	2,321,169	907,175	1,238,871	-	4,467,215
Other expenses	634,155	386,490	12,499	-	1,033,144

TOTAL EXPENSES	4,901,549	1,722,150	2,529,472	(1,278,102)	7,875,069

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(4,893,458)	(307,479)	5,883,894	-	632,957

EQUITY IN INCOME OF SUBSIDIARY	5,526,115	5,882,414	-	(11,408,529)	-

NET INCOME BEFORE INCOME TAXES	632,657	5,574,935	5,833,894	(11,408,529)	632,957

INCOME TAX EXPENSE	565,523	300	-	-	565,823
NET INCOME	$67,134	$5,574,635	$5,833,894	$(11,408,529)	$67,134

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2014	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,901,170)	$2,631,557	$3,037,009	$(5,668,566)	$(1,901,170)
Adjustments to reconcile net loss to cash:
(Equity) loss of subsidiaries	(2,631,557)	(3,037,009)	-	5,668,566	-
Life settlements – change in fair value	-	-	(11,358,913)	-	(11,358,913)
Amortization of deferred financing and issuance costs	847,236	166,946	(660,525)	-	353,657
Deferred income taxes	(954,858)	-	-	-	(954,858)
Preferred stock issued for dividends	192,340	-	-	-	192,340
(Increase) in operating assets:
Other assets	(15,947,713)	(15,248,357)	-	30,944,224	(251,846)
Increase in operating liabilities:
Accounts payable and other accrued expenses	713,785	229,443	334,598	-	1,277,826
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(19,681,937)	(15,257,420)	(8,647,831)	30,944,224	(12,642,964)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	-	-	(8,271,203)	-	(8,271,203)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(8,271,203)	-	(8,271,203)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for redemption of Series I Secured notes payable	-	(868,303)	-	-	(868,303)
Proceeds from issuance of debentures	18,365,657	-	-	-	18,365,657
Payments for issuance costs and redemption of Renewable Secured Debentures	(4,928,888)	-	-	-	(4,928,888)
Proceeds from restricted cash	-	1,070,000	1,909,207	-	2,979,207
Issuance of member capital	-	15,934,397	15,009,827	(30,944,224)	-
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	13,436,769	16,136,094	16,919,034	(30,944,224)	15,547,673

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,245,168)	878,674	-	-	(5,366,494)

CASH AND CASH EQUIVALENTS
BEGINNING OF THE PERIOD	32,711,636	738,157	-	-	33,449,793

END OF THE PERIOD	$26,466,468	$1,616,831	$-	$-	$28,083,299

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidating Statements of Cash Flows (continued)

For the three months ended March 31, 2013	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$67,134	$5,574,635	$5,833,894	$(11,408,529)	$67,134
Adjustments to reconcile net loss to cash:
(Equity) loss of subsidiaries	(5,526,115)	(5,882,414)	-	11,408,529	-
Life settlements – change in fair value	-	-	(11,494,725)	-	(11,494,725)
Amortization of deferred financing and issuance costs	393,477	272,505	427,765	-	1,093,747
Deferred income taxes	563,874	-	-	-	563,874
Preferred stock issued for dividends	83,702	-	-	-	83,702
(Increase) decrease in operating assets:
Other assets	(14,274,237)	(10,700,326)	669,198	24,856,539	551,174
Increase in operating liabilities:
Accounts payable and other accrued expenses	844,042	131,527	315,187	-	1,290,756
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(17,848,123)	(10,604,073)	(4,248,681)	24,856,539	(7,844,338)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	-	-	(9,913,049)	-	(9,913,049)
Proceeds from settlement of life settlements	-	-	1,490,000	-	1,490,000
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(8,423,049)	-	(8,423,049)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from revolving credit facility	-	-	8,000,000	-	8,000,000
Payments for redemption of Series I Secured notes payable	-	(1,507,824)	-	-	(1,507,824)
Proceeds from issuance of debentures	23,850,794	-	-	-	23,850,794
Payments for issuance costs and redemption of Renewable Secured Debentures	(2,303,268)	-	-	-	(2,303,268)
Proceeds (payments) from restricted cash	-	1,469,676	(6,000,784)	-	(4,531,108)
Payments for redemption of preferred stock	(186,669)				(186,669)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	21,360,857	14,145,877	12,671,730	(24,856,539)	23,321,925

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,512,734	3,541,804	-	-	7,054,538

CASH AND CASH EQUIVALENTS
BEGINNING OF THE PERIOD	25,035,579	2,461,465	-	-	27,497,044

END OF THE PERIOD	$28,548,313	$6,003,269	$-	$-	$34,551,582

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(17)     Concentrations

GWG purchases life insurance policies written by life insurance companies having investment grade ratings by independent rating agencies.  As a result there may be certain concentrations of contracts with life insurance companies.  The following summarizes the face value of insurance contracts with specific life insurance companies exceeding 10% of the total face value held by the Company.

	March 31,	December 31,
	2014	2013
Life insurance company	%	%

Company A	15.98	16.58
Company B	11.13	11.34

The following summarizes the number of insurance contracts held in specific states exceeding 10% of the total face value held by the Company:

	March 31,	December 31,
	2014	2013
State of residence	%	%

California	27.97	28.14
Florida	15.38	15.59
New York	10.84	10.65

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are engaged in the emerging secondary market for life insurance policies. We acquire life insurance policies in the secondary market from policy owners desiring to sell their policies at a discount to the face value of the insurance benefit. Once we purchase a policy, we continue paying the policy premiums in order to ultimately collect the face value of the insurance benefit. We generally seek to hold the individual policies to maturity, in order to ultimately collect the policy’s face value upon the insured’s mortality. Our strategy is to build a profitable and large (greater than 300 lives) portfolio of policies that is diversified in terms of insurance carriers and the medical conditions of insureds. We believe that diversification among insureds, insurers and medical conditions will lower our overall risk exposure, and that a larger number of individual policies (diversification in overall number) will provide our portfolio with greater actuarial stability.

In the first three months of 2014, we did not experience any policy maturities.  In this period we recognized revenue from the change in fair value of our life insurance policies, net of premiums and carrying costs, of $5,516,000.  For the three months ended March 31, 2014, interest expense, including amortization of the deferred financing costs and preferred stock dividends, was $6,327,000, and selling, general and administrative expenses were $2,053,000. Income tax benefit for the three months ended March 31, 2014 was $955,000. Our net loss for first quarter of 2014 was $1,901,000.

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

In determining life expectancy estimates, we generally use actuarial medical reviews from independent medical underwriters. These medical underwriters summarize the health of the insured by reviewing historical and current medical records. The medical underwriters evaluate the health condition of the insured in order to produce an estimate of the insured’s mortality—a life expectancy report. In the case of a small face policy ($250,000 face value or less), we may use one life expectancy report or estimate life expectancy based on a modified methodology which does not use actuarial medical reviews from independent medical underwriters. The life expectancy estimate represents a range of probabilities for the insured’s mortality against a group of cohorts with the same age, sex and smoking status. These mortality probabilities represent a mathematical curve known as a mortality curve, which is then used to generate a series of expected cash flows from the life insurance policy over the expected lifespan of the insured. A discount rate is used to calculate the net present value of the expected cash flows. The discount rate represents the internal rate of return we expect to earn on investments in a policy or in the portfolio as a whole at the stated fair value. The discount rate used to calculate fair value of our portfolio incorporates the guidance provided by ASC 820, Fair Value Measurements and Disclosures. Many of our current underwriting review processes, including our policy of obtaining actuarial medical reviews from independent medical underwriters as described above, are undertaken in satisfaction of obligations under our revolving credit facility. As a result, we may in the future modify our underwriting review processes if permitted under our borrowing arrangements.

The table below provides the discount rate used to estimate the fair value of the life insurance policies for the period ending:

March 31, 2014	December 31, 2013
11.69%	11.69%

The change in the discount rate incorporates current information about discount rates applied by other reporting companies owning portfolios of life insurance policies, discount rates observed in the life insurance secondary market, market interest rates, the credit exposure to the issuing insurance companies and our estimate of the risk premium a purchaser would require to receive the future cash flows derived from our portfolio of life insurance policies. The discount rate to arrive at the fair value of our portfolio assumes an orderly and arms-length transaction (i.e., a non-distressed transaction in which neither seller nor buyer is compelled to engage in the transaction).

We engaged a third party, Model Actuarial Pricing Systems (MAPS), to prepare a third-party valuation of our life settlement portfolio. MAPS owns and maintains the portfolio pricing software we use. MAPS processed policy data, future premium data, life expectancy estimate data, and other actuarial information we supply to calculate a net present value for our portfolio using the specified discount rate of 11.69%. MAPS independently calculated the net present value of our portfolio of 286 policies to be $254,503,535, which is the same fair value estimate we used on the balance sheet as of March 31, 2014, and furnished us with a letter documenting its calculation. A copy of such letter is filed as Exhibit 99.1 to this report.

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

Risk Relating to Forward-Looking Statements

Certain matters discussed in this section of this report, and elsewhere in this report, are forward-looking statements.  We have based these forward-looking statements on our current expectations and projections about future events.  Nevertheless, these forward-looking statements are subject to risks, uncertainties and assumptions about our operations and the investments we make, including, among other things, the following:

●	changes in the secondary market for life insurance;
●	our limited operating history;
●	the valuation of assets reflected on our financial statements;
●	the reliability of our life expectancy estimates;
●	the reliability of assumptions underlying our actuarial models;
●	our reliance of debt financing;
●	risks relating to the validity and enforceability of the life insurance policies we purchase;
●	our reliance on information provided and obtained by third parties;
●	federal and state regulatory matters;

●	additional expenses, not reflected in our operating history, related to being a public reporting company;
●	competition in the secondary life insurance market;
●	the relative illiquidity of life insurance policies;
●	life insurance company credit exposure;
●	economic outlook;
●	performance of our investments in life insurance policies;
●	financing requirements;
●	litigation risks; and
●	restrictive covenants contained in borrowing agreements.

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

Results of Operations — Three Months Ended March 31, 2014 Compared to the Same Period in 2013

The following is our analysis of the results of operations for the periods indicated below.  This analysis should be read in conjunction with our consolidated financial statements and related notes.

Revenue.  Revenue recognized from the receipt of policy benefits was $0 and $2,510,000 during the three months ended March 31, 2014 and 2013, respectively.  Revenue recognized from the change in fair value of our life insurance policies, net of premiums and carrying costs, was $5,516,000 and $5,830,000 for the three month ended March 31, 2014 and 2013, respectively.  The total revenue from received policy benefits and change in fair value was $5,516,000 and $8,340,000 for the three months ended March 31, 2014 and 2013, respectively. During the three-month period ended March 31, 2013, we purchased a higher volume of life insurance policies than we did during the same period in 2014. The change in fair value related to new policies acquired during the three months ended March 31, 2014 and 2013 was $4,473,000 and $6,057,000 respectively.  In each case, the increases in fair value were due to changes in the discount rates we use to calculate the net present value of cash flows expected from our portfolio of life insurance policies, change in fair value of policies acquired during the period, and aging of the policies. Decreases in fair value were due to changes in life expectancy estimates. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance companies that issued the life insurance policies in our portfolio and our estimate of the risk premium an investor would require to receive the future cash flows from our portfolio of life insurance policies. The discount rate used to estimate the fair value of the life insurance policies we own was 11.69% as of March 31, 2014, compared to 12.12% for the same date in 2013. The decrease in discount rate was due to changes in a variety of factors in our fair value methodology. The carrying value of policies acquired during each quarterly reporting period are adjusted to their current fair value using the fair value discount rate applied to the portfolio as of that reporting date.

Expenses. Interest expense, including amortization of the deferred financing costs as well as preferred stock dividends, was $6,327,000 during the three months ended March 31, 2014 compared to $4,467,000 during the same period of 2013, an increase of $1,860,000. $153,000 of that increase was due to higher interest rate associated with the revolving line of credit, and the rest was due to the increased debt outstanding that went up from $243,635,000 at March 31, 2013 to $257,289,000 at March 31, 2014.  Selling, general, and administrative expenses were $2,053,000, and $3,407,000 during the three-month periods ending March 31, 2014 and 2013, respectively—representing a decrease of $1,354,000.  The decrease is mostly due to $825,000 in discretionary bonuses equal to the tax effect of the conversion from an LLC to a corporation, paid to the original LLC members in the first quarter of 2013.  The payments under our  incentive compensation plan were also higher in the first quarter of 2013 compared to those in the same period of 2014 due to higher volume of life insurance contracts purchased.

Income Tax Expense.  For the three months ended March 31, 2014, we had $2,856,000 loss before income taxes and recorded income tax benefit of $955,000, or 33.4%.  In the same period of 2013, we had $633,000 income before income taxes and recognized an income tax expense of $566,000, or 89.4%.  The primary differences between our effective tax rate and the statutory federal rate are the accrual of preferred stock dividend expense, state taxes, and other non-deductible expenses. Excluding the impact of the dividends and other permanent differences, the effective tax rate for the three months ended March 31, 2014 and 2013 would have been 43.8% and 40.5%, respectively.

The following table provides a reconciliation of our income tax expense at the statutory federal tax rate to our actual income tax expense:

Three months ended:	March 31, 2014		March 31, 2013
Statutory federal income tax	$(971,000)	34.0%	$215,000	34.0%
State income taxes, net of federal benefit	(143,000)	5.0%	85,000	13.5%
Series A preferred stock dividends	216,000	(7.6)%	216,000	34.1%
Other permanent differences	(57,000)	2.0%	50,000	7.8%
Total income tax expense	$(955,000)	33.4%	$566,000	89.4%

The most significant temporary differences between GAAP net income and taxable net income are the treatment of interest costs with respect to the acquisition of the life insurance policies and revenue recognition with respect to the mark-to-market of life insurance portfolio.

Liquidity and Capital Resources

We finance our business through a combination of policy benefit revenues, origination fees, equity offerings, debt offerings, and a credit facility. We have used our debt offerings and credit facility primarily for policy acquisition, policy servicing and portfolio related financing expenditures. We charge an intercompany origination fee in the amount of one to four percent of the face value of a life insurance policy’s benefit when we acquire the related life insurance policy. The origination fee we charge is included in the total purchase price we pay for a life insurance policy for purposes of our valuation and expected internal rate of return calculations, but is not netted against the purchase price we pay to a seller of an insurance policy. We generated cash flows of $966,000 and $1,278,000 from origination fees during the three months ended March 31, 2014 and 2013, respectively. Profit from intra-company origination fees for life insurance policies retained by the Company are eliminated from our consolidated statements of operations. As such, the origination fees collected under our life insurance policy financing arrangements are reflected in our consolidated statements of cash flows as cash flows from financing activities as they are received form of borrowings used to finance the acquisition of life insurance policies. Our revolving bank line allows DLP II to borrow the funds necessary to pay origination fees to GWG Life. Our borrowing agreements allow us to use net proceeds of the Renewable Secured Debentures for policy acquisition, which includes origination fees. If the policy acquisition is not financed, no fees are included in the consolidated cash flows. See “Cash Flows” below for further information. We determine the purchase price of life insurance policies in accordance with ASC 325-30, Investments in Insurance Contracts, using the fair value method. Under the fair value method, the initial investment is recorded at the transaction price. Because the origination fees are paid from a wholly owned subsidiary to the parent company, these fees are not included in the transaction price as reflected in our consolidated financial statements. For further discussion on our accounting policies for life settlements, please refer to note 1 to our consolidated financial statements.

As of March 31, 2014, we had approximately $32.8 million in combined available cash and available borrowing base surplus capacity under our revolving credit facility for the purpose of purchasing additional life insurance policies, paying premiums on existing policies, paying portfolio servicing expenses, and paying principal and interest on our outstanding financing obligations.

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

In June 2011, we registered a $250.0 million debt offering of our Renewable Secured Debentures with the SEC, which registration became effective on January 31, 2012. Through March 31, 2014, the total amount of Renewable Secured Debentures sold, including renewals, is $177.7 million. As of March 31, 2014, we had approximately $149.0 million in principal amount of Renewable Secured Debentures outstanding.

Additionally, our wholly owned subsidiary GWG Life issued Series I Secured notes beginning in November 2009 on a private placement basis to accredited investors only. As of March 31, 2014, we had approximately $29.2 million in principal amount of Series I Secured notes outstanding. This offering was closed in November 2011.

The weighted-average interest rate of our outstanding Series I Secured notes as of March 31, 2014 and December 31, 2013 was 8.35%, and the weighted-average maturity at those dates was 2.24 and 2.49 years, respectively. The Series I Secured notes have renewal features. Since we first issued our Series I Secured notes, we have experienced $124,856,000 in maturities, of which as of March 31, 2014 $96,435,000 has renewed for an additional term. This has provided us with an aggregate renewal rate of approximately 77% for investments in our subsidiary secured notes. Future contractual maturities of Series I Secured notes payable at March 31, 2014 are:

Years Ending December 31,
Nine months ending December 31, 2014	$8,323,000
2015	8,638,000
2016	7,193,000
2017	4,252,000
2018	754,000
Thereafter	64,000
$29,224,000

The weighted-average interest rate of our outstanding Renewable Secured Debentures as of March 31, 2014 and December 31, 2013 was 7.53%, and the weighted average maturity at those dates was 3.54 and 3.69 years, respectively. Our Renewable Secured Debentures have renewal features. Since we first issued our Renewable Secured Debentures, we have experienced $28,668,000 in maturities, of which as of March 31, 2014 $18,111,000 has renewed for an additional term. This has provided us with an aggregate renewal rate of approximately 63% for investments in our Renewable Secured Debentures. Future contractual maturities of Renewable Secured Debentures at March 31, 2014 are:

Years Ending December 31,
Nine months ending December 31, 2014	$31,109,000
2015	44,587,000
2016	34,623,000
2017	13,094,000
2018	6,779,000
Thereafter	18,873,000
$149,065,000

The Renewable Secured Debentures and Series I Secured notes are secured by all our assets, and are subordinate to our revolving credit facility with Autobahn/DZ Bank. The Renewable Secured Debentures and Series I Secured notes are pari passu with respect to our assets pursuant to an inter-creditor agreement (see notes 7 and 8 to our consolidated financial statements).

We maintain a $100 million revolving credit facility with Autobahn/DZ Bank through GWG Life’s wholly owned subsidiary DLP II. As of March 31, 2014 and December 31, 2013 we had $79.0 million outstanding under the revolving credit facility and maintained an available borrowing base surplus of $4.7 and $3.9 million (see note 6 to our consolidated financial statements).

We expect to meet our ongoing operational capital needs through a combination of policy benefit revenues, origination fees, and proceeds from financing transactions. We expect to meet our policy acquisition, servicing, and financing capital needs principally from the receipt of policy benefit revenues from our portfolio of life insurance policies, net proceeds from our offering of Renewable Secured Debentures, and from our revolving credit facility.  Because we only receive origination fees when we purchase a policy, our receipt of those fees is contingent upon our consummation of policy purchases, which is, in turn, contingent upon our receipt of external funding. Despite recent adverse capital market conditions, including a prolonged credit crisis, we have demonstrated continued access to credit and financing markets. Furthermore, we expect to begin receiving insurance benefit payments on our portfolio of life insurance policies as the average age of the insureds increase and mortality events occur over time which we expect to begin more significantly in 2015 and steadily increasing until 2018. As a result of the foregoing, we estimate that our liquidity and capital resources are sufficient for our current and projected financial needs.  Nevertheless, if we are unable to continue our offering of Renewable Secured Debentures for any reason (or if we become unsuccessful in selling debentures), and we are unable to obtain capital from other sources, we expect that our business would be materially and adversely affected. In addition, our business would be materially and adversely affected if we did not receive the policy benefits we forecast and if holders of our Renewable Secured Debentures or Series I Secured notes failed to renew with the frequency we have historically experienced. In such a case, we could be forced to sell our investments in life insurance policies to service or satisfy our debt-related obligations and continue to pay policy premiums.

Capital expenditures have historically not been material and we do not anticipate making material capital expenditures in 2013 or beyond.

Debt Financings Summary

We had the following outstanding debt balances as of March 31, 2014:

Issuer/Borrower	Principal Amount Outstanding	Weighted Average Interest Rate
GWG Holdings, Inc. - Renewable Secured Debentures	$149,065,000	7.53%
GWG Life Settlements, LLC -Series I Secured notes	29,224,000	8.35%
GWG DLP Funding II, LLC - Revolving credit facility	79,000,000	6.21%
Total	$257,289,000	7.21%

Our total credit facility and other indebtedness balance as of March 31, 2014 and December 31, 2013 was $257,289,000 and $243,635,000, respectively. At March 31, 2014, the total outstanding face amount under our Series I Secured notes outstanding was $29,224,000, less unamortized selling costs of $622,000, resulting in a carrying amount of $28,602,000. At December 31, 2013, the total outstanding face amount under our Series I Secured notes outstanding was $29,744,000, less unamortized selling costs of $469,000, resulting in a carrying amount of $29,275,000. At March 31, 2014, the total outstanding face amount of Renewable Secured Debentures was $149,065,000 plus $2,343,000 of subscriptions in process and pending, less unamortized selling costs of $5,418,000, resulting in a carrying amount of $145,990,000. At December 31, 2013, the total outstanding face amount of Renewable Secured Debentures outstanding was $134,891,000 plus $1,902,000 of subscriptions in process, less unamortized selling costs of $5,147,000, resulting in a carrying amount of $131,646,000. At March 31, 2014, the fair value of our investments in life insurance policies of $254,504,000 plus our cash balance of $28,083,000 and our restricted cash balance of $2,854,000, totaled $285,441,000, representing an excess of portfolio assets over secured indebtedness of $28,152,000. At December 31, 2013, the fair value of our investments in life insurance policies of $234,673,000 plus our cash balance of $33,450,000 and our restricted cash balance of $5,833,000, totaled $273,956,000, representing an excess of portfolio assets over secured indebtedness of $30,321,000. The Renewable Secured Debentures and Series I Secured notes are secured by all our assets and are subordinate to our revolving credit facility with Autobahn/DZ Bank. The Renewable Secured Debentures and Series I Secured notes are pari passu with respect to shared collateral pursuant to an inter-creditor agreement.

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

Portfolio Discount Rate	11%	12%	13%	14%	15%
Value of portfolio	$263,696,606	$250,538,024	$238,394,725	$227,165,747	$216,762,110
Cash and cash equivalents	30,937,062	30,937,062	30,937,062	30,937,062	30,937,062
Total assets	294,633,668	281,475,086	269,331,787	258,102,808	247,699,172
Revolving credit facility Autobahn/DZ Bank	79,000,000	79,000,000	79,000,000	79,000,000	79,000,000
Net after revolving credit facility	215,633,668	202,475,086	190,331,787	179,102,808	168,699,172
Series I Secured notes and Renewable Secured Debentures	178,289,219	178,289,219	178,289,219	178,289,219	178,289,219
Net after Series I Secured notes and Renewable Secured Debentures	37,344,449	24,185,867	12,042,568	813,590	(9,590,047)
Impairment to Series I Secured notes and Renewable Secured Debentures	No impairment	No impairment	No impairment	No impairment	Impairment

The table illustrates that our ability to fully satisfy amounts owing under the Renewable Secured Debentures and Series I Secured notes would likely be impaired upon the sale of all our life insurance assets at a price equivalent to a discount rate of approximately 14.08% or higher. The discount rates used to calculate the fair value of our portfolio for mark-to-market accounting were 11.69% as of March 31, 2014 and December 31, 2013. The table does not include any allowance for transactional fees and expenses associated with a portfolio sale (which expenses and fees could be substantial), and is provided to demonstrate how various discount rates used to value our portfolio could affect our ability to satisfy amounts owing under our debt obligations, in light of our senior secured lender’s right to priority payments. You should read the above table in conjunction with the information contained in other sections of this report, including our discussion of discount rates included under the “—Critical Accounting Policies – Valuation of Insurance Policies” caption above. This discussion and analysis is based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The forward-looking presentation above is subject to numerous risks and uncertainties. Our actual results could differ materially from those suggested or implied by the above table. Please see the caption “Risk Relating to Forward-Looking Statements” above.

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

Quarter End Date	Portfolio Face Amount	12-Month Trailing Benefits Collected	12-Month Trailing Premiums Paid	12-Month Trailing Benefits/Premium Coverage Ratio
March 31, 2012	$482,455,000	$4,203,000	$14,977,000	28.06%
June 30, 2012	489,255,000	8,703,000	15,412,000	56.47%
September 30, 2012	515,661,000	7,833,000	15,837,000	49.46%
December 31, 2012	572,245,000	7,350,000	16,597,000	44.28%
March 31, 2013	639,755,000	11,350,000	18,044,000	62.90%
June 30, 2013	650,655,000	13,450,000	19,182,000	70.11%
September 30, 2013	705,069,000	18,450,000	20,279,000	90.98%
December 31, 2013	740,648,000	16,600,000	21,733,000	76.38%
March 31, 2014	771,940,000	12,600,000	21,930,000	57.46%

We believe that the portfolio cash flow results set forth above represent our general investment thesis: that the life insurance policy benefits we receive will continue to increase over time in relation to the premiums we are required to pay on the remaining polices in the portfolio. Nevertheless, we expect that our portfolio cash flow results will remain inconsistent until such time we achieve our goal of acquiring a larger, more diversified portfolio of life insurance policies in order to obtain more normalized actuarial results. For example, we had expected to receive a greater amount of insurance benefits for the periods ended December 31, 2013 and March 31, 2014 than we actually experienced. As our receipt of life insurance policy benefits increase, we expect to begin servicing and paying down our outstanding indebtedness, or alternatively purchasing additional life insurance policies, from these cash flows. As indicated above under “Liquidity and Capital Resources,” we presently expect that by 2015, the cash inflows from the receipt of policy benefits will exceed the premium obligations on the remaining life insurance policies held within the portfolio as of December 31, 2013. See “Business—Portfolio Management.”

The amount of payments for anticipated premiums and servicing costs that we will be required to make over the next five years to maintain our current portfolio, assuming no mortalities, is set forth in the table below.

Year	Premiums and Servicing
Nine months ending December 31, 2014	$18,025,000
2015	26,221,000
2016	28,693,000
2017	32,252,000
2018	35,298,000
Total	$140,489,000

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

Nine months ending December 31, 2014	$78,000
2015	$70,000
Total	$148,000

Credit Risk

We review the credit risk associated with our portfolio of life insurance policies when estimating its fair value. In evaluating the policies’ credit risk we consider insurance company solvency, credit risk indicators, economic conditions, ongoing credit evaluations, and company positions. We attempt to manage our credit risk related to life insurance policies typically by purchasing policies issued only from companies with an investment grade credit rating by either Standard & Poor’s, Moody’s, or A.M. Best Company. As of March 31, 2014, 97.60% of our life insurance policies, by face value benefits, were issued by companies that maintained an investment grade rating (BBB or better) by Standard & Poor’s.

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

Three months ended March 31,	2014	2013
GAAP net gain (loss)	$(1,901,000)	$67,000
Unrealized fair value gain (1)	(11,359,000)	(11,495,000)
Adjusted cost basis increase (2)	11,397,000	10,256,000
Accrual of unrealized actuarial gain (3)	7,305,000	5,033,000
Total adjusted non-GAAP income (4)	$5,442,000	$3,861,000

(1)	Reversal of unrealized fair value gain of life insurance policies for current period.
(2)	Adjusted cost basis is increased to include those acquisition and servicing expenses which are not capitalized by GAAP.
(3)	Accrual of actuarial gain at expected internal rate of return based on investment cost basis for the period.
(4)	We must maintain an annual positive consolidated net income, calculated on a non-GAAP basis, to maintain compliance with our revolving credit facility with DZ Bank/Autobahn.

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

	As of March 31, 2014	As of December 31, 2013
GAAP net worth (1)	$17,573,000	$19,231,000
Less intangible assets (2)	(7,179,000)	(6,068,000)
GAAP tangible net worth	10,394,000	13,163,000
Unrealized fair value gain (3)	(126,103,000)	(114,744,000)
Adjusted cost basis increase (4)	117,602,000	106,201,000
Accrual of unrealized actuarial gain (5)	56,972,000	49,666,000
Total adjusted non-GAAP tangible net worth (6)	$58,865,000	$54,286,000

(1)	Includes termination of redeemable member’s interest prior to corporate conversion and preferred stock classified as temporary equity.
(2)	Unamortized portion of deferred financing costs and pre-paid insurance.
(3)	Reversal of cumulative unrealized fair value gain or loss of life insurance policies.
(4)	Adjusted cost basis is increased by acquisition and servicing expenses which are not capitalized under GAAP.
(5)	Accrual of cumulative actuarial gain at expected internal rate of return based on investment cost basis.
(6)	We must maintain a total adjusted non-GAAP tangible net worth of $15 million to maintain compliance with our revolving credit facility with DZ Bank/Autobahn.

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

	As of March 31, 2014	As of December 31, 2013
Weighted-average expected IRR (1)	12.17%	12.21%
Weighted-average revolving credit facility interest rate (2)	6.21%	6.19%
Excess spread (3)	5.96%	6.02%
Total weighted-average interest rate on indebtedness for borrowed money (4)	7.21%	7.20%
Total excess spread	4.96%	5.01%

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

Investment Cost Basis	As of March 31, 2014	As of December 31, 2013
GAAP fair value	$254,504,000	$234,673,000
Unrealized fair value gain (A)	(126,103,000)	(114,744,000)
Adjusted cost basis increase (B)	117,602,000	106,201,000
Investment cost basis (C)	$246,003,000	$226,130,000

(A)	This represents the reversal of cumulative unrealized GAAP fair value gain of life insurance policies.
(B)	Adjusted cost basis is increased to include those acquisition and servicing expenses that are not capitalized by GAAP.
(C)	This is the full cash investment cost basis in life insurance policies from which our expected internal rate of return is calculated.

(2)	This is the weighted-average revolving credit relating to our revolving credit facility interest rate as of the measurement date.
(3)	We must maintain an excess spread of 2.00% relating to our revolving credit facility to maintain compliance under such facility.
(4)	Represents the weighted-average interest rate paid on all outstanding indebtedness as of the measurement date, determined as follows:

Outstanding Indebtedness	As of March 31, 2014	As of December 31, 2013
Revolving credit facility	$79,000,000	$79,000,000
Series I Secured notes	29,224,000	29,744,000
Renewable Secured Debentures	149,065,000	134,891,000
Total	$257,289,000	$243,635,000

Interest Rates on Indebtedness
Revolving credit facility	6.21%	6.19%
Series I Secured notes	8.35%	8.35%
Renewable Secured Debentures	7.53%	7.53%
Weighted-average interest rates on indebtedness	7.21%	7.20%

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

	As of March 31, 2014	As of December 31, 2013
Life insurance portfolio policy benefits	$771,940,000	$740,648,000
Discount rate of future cash flows	7.21%	7.20%
Net present value of Life insurance portfolio policy benefits	$325,006,000	$302,761,000
Cash and cash equivalents	30,937,000	39,283,000
Total Coverage	355,943,000	332,044,000

Revolving credit facility	79,000,000	79,000,000
Series I Secured notes	29,224,000	29,744,000
Renewable Secured Debentures	149,065,000	134,891,000
Total Indebtedness	$257,289,000	$243,635,000

Debt Coverage Ratio	72.28%	71.23%
Subordination Ratio	22.19%	23.10%

As of March 31, 2014, we were in compliance with both the debt coverage ratio and the subordination ratio as required under our related financing agreements for Renewable Secured Debentures and Series I Secured notes.

Our Portfolio

Our portfolio of life insurance policies, owned by our subsidiaries as of March 31, 2014, is summarized below:

Life Insurance Portfolio Summary
Total portfolio face value of policy benefits	$771,940,000
Average face value per policy	$2,699,000
Average face value per insured life	$3,015,000
Average age of insured (yrs.) *	82.3
Average life expectancy estimate (yrs.) *	7.02
Total number of policies	286
Number of unique lives	256
Demographics	67% Males; 33% Females
Number of smokers	3 insureds are smokers
Largest policy as % of total portfolio	1.30%
Average policy as % of total portfolio	0.35%
Average Annual Premium as % of face value	3.15%

*  Averages presented in the table are weighted averages.

Our portfolio of life insurance policies, owned by our subsidiaries as of March 31, 2014, organized by the insured’s current age and the associated policy benefits, is summarized below:

Distribution of Policy Benefits by Current Age of Insured

Min Age	Max Age	Policy Benefits	Weighted Average Life Expectancy (yrs.)	Distribution
65	69	$11,156,000	8.27	1.45%
70	74	43,617,000	9.16	5.65%
75	79	178,198,000	8.57	23.08%
80	84	293,719,000	7.44	38.05%
85	89	219,929,000	5.08	28.49%
90	95	25,321,000	3.95	3.28%
Total		$771,940,000	7.02	100.00%

Our portfolio of life insurance policies, owned by our subsidiaries as of March 31, 2014, organized by the insured’s current age and number of policies owned, is summarized below:

Distribution of Policies by Current Age of Insured

Min Age	Max Age	Policies	Weighted Average Life Expectancy (yrs.)	Distribution
65	69	8	8.27	2.80%
70	74	19	9.16	6.64%
75	79	59	8.57	20.63%
80	84	104	7.44	36.36%
85	89	84	5.08	29.37%
90	95	12	3.95	4.20%
Total		286	7.02	100.00%

Our portfolio of life insurance policies, owned by our subsidiaries as of March 31, 2014, organized by the insured’s estimated life expectancy estimates and associated policy benefits, is summarized below:

Distribution of Policies by Current Life Expectancies of Insured

Min LE (Months)	Max LE (Months)	Policy Benefits	Distribution
144	169	$5,000,000	0.65%
120	143	106,656,000	13.82%
96	119	163,139,000	21.13%
72	95	203,321,000	26.34%
48	71	195,658,000	25.34%
16	47	98,166,000	12.72%
Total		$771,940,000	100.00%

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

Our portfolio of life insurance policies, owned by our subsidiaries as of March 31, 2014, organized by the primary disease categories of the insured and associated policy benefits, is summarized below:

Distribution of Policy Benefits by Primary Disease Category

Primary Disease Category	Policy Benefits	Distribution
Cancer	$49,967,000	6.47%
Cardiovascular	154,068,000	19.96%
Cerebrovascular	36,985,000	4.79%
Dementia	53,949,000	6.99%
Diabetes	39,067,000	5.06%
Multiple	195,051,000	25.27%
Neurological Disorders	13,000,000	1.68%
No Disease	69,986,000	9.07%
Other	108,167,000	14.01%
Respiratory Diseases	51,700,000	6.70%
Total Policy Benefits	$771,940,000	100.00%

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

As of March 31, 2014, 97.60% of insurance companies in our portfolio hold an investment-grade rating by Standard & Poor’s (BBB- or better), and the face value of policy benefits issued by one life insurance company with in the portfolio was 15.98%. Of the 44 insurance companies that insure the policies we own, ten companies insure approximately 72.95% of total face value of insurance benefits and the remaining 34 insurance companies insure the remaining approximately 27.05% of total face value of insurance benefits. The concentration risk of our ten largest insurance company holdings as of March 31, 2014 is set forth in the table below.

Rank	Policy Benefits	Percentage of Policy Benefit Amt.	Insurance Company	Ins. Co. S&P Rating
1	$123,380,000	15.98%	AXA Equitable Life Insurance Company	A+
2	$85,920,000	11.13%	John Hancock Life Insurance Company (U.S.A)	AA-
3	$73,920,000	9.58%	Transamerica Life Insurance Company	AA-
4	$56,215,000	7.28%	ING Life Insurance and Annuity Company	A-
5	$55,769,000	7.22%	Jefferson-Pilot Life Insurance Company	AA-
6	$42,735,000	5.54%	Massachusetts Mutual Life Insurance Company	AA+
7	$39,550,000	5.12%	American General Life Insurance Company	A+
8	$30,500,000	3.95%	Pacific Life Insurance Company	A+
9	$28,450,000	3.69%	West Coast Life Insurance Company	AA-
10	$26,661,000	3.45%	Metropolitan Life Insurance Company	AA-

Life Insurance Portfolio Detail
(as of March 31, 2014)

	Face Amount	Gender	Age (ALB)(1)	LE(2)	Carrier	S&P
1	$4,000,000	M	93	38.9	MetLife Investors USA Insurance Company	AA-
2	$1,100,000	M	93	33.1	ING Life Insurance and Annuity Company	A-
3	$1,770,726	F	93	37.2	Aviva Life Insurance Company	N/A
4	$1,000,000	F	92	43.5	Transamerica Life Insurance Company	AA-
5	$3,200,000	M	92	66.7	West Coast Life Insurance Company	AA-
6	$250,000	M	91	26.1	Transamerica Life Insurance Company	AA-
7	$2,500,000	M	90	29.7	Columbus Life Insurance Company	AA
8	$3,000,000	M	90	59.3	West Coast Life Insurance Company	AA-
9	$500,000	M	90	25.3	John Hancock Life Insurance Company (U.S.A)	AA-
10	$5,000,000	F	90	63.7	American General Life Insurance Company	A+
11	$2,000,000	F	90	24.6	Pruco Life Insurance Company	AA-
12	$1,000,000	F	90	41.1	Protective Life Insurance Company	AA-
13	$1,682,773	F	89	62.1	Hartford Life and Annuity Insurance Company	BBB+
14	$5,000,000	M	89	42.1	John Hancock Life Insurance Company (U.S.A)	AA-
15	$1,000,000	M	89	37.8	State Farm Life Insurance Company	AA-
16	$5,000,000	F	89	43.9	John Hancock Life Insurance Company (U.S.A)	AA-
17	$1,000,000	M	89	16.3	ING Life Insurance and Annuity Company	A-
18	$1,000,000	F	88	62.1	United of Omaha Life Insurance Company	A+
19	$3,500,000	F	88	67.7	John Hancock Life Insurance Company (U.S.A)	AA-
20	$3,100,000	F	88	44.8	Lincoln Benefit Life Company	BBB+
21	$1,500,000	F	88	75.9	Jefferson-Pilot Life Insurance Company	AA-
22	$1,750,000	M	88	32.0	Transamerica Life Insurance Company	AA-

	Face Amount	Gender	Age (ALB)(1)	LE(2)	Carrier	S&P
23	$2,500,000	F	88	18.3	AXA Equitable Life Insurance Company	A+
24	$2,500,000	F	88	18.3	AXA Equitable Life Insurance Company	A+
25	$3,000,000	F	88	44.3	Jefferson-Pilot Life Insurance Company	AA-
26	$500,000	F	88	36.8	Genworth Life Insurance Company	A-
27	$1,000,000	F	88	36.8	Genworth Life Insurance Company	A-
28	$1,000,000	F	88	36.8	Genworth Life Insurance Company	A-
29	$500,000	F	88	36.8	Genworth Life Insurance Company	A-
30	$5,000,000	F	88	51.2	ING Life Insurance and Annuity Company	A-
31	$5,000,000	F	88	28.4	Lincoln National Life Insurance Company	AA-
32	$715,000	F	88	71.7	Jefferson-Pilot Life Insurance Company	AA-
33	$1,203,520	M	88	54.7	Columbus Life Insurance Company	AA
34	$1,350,000	F	88	46.7	Jefferson-Pilot Life Insurance Company	AA-
35	$2,000,000	F	88	40.2	American General Life Insurance Company	A+
36	$600,000	F	88	31.9	Columbus Life Insurance Company	AA
37	$5,000,000	F	87	57.4	Massachusetts Mutual Life Insurance Company	AA+
38	$2,500,000	F	87	59.3	American General Life Insurance Company	A+
39	$2,500,000	M	87	50.1	Pacific Life Insurance Company	A+
40	$5,000,000	M	87	64.8	AXA Equitable Life Insurance Company	A+
41	$1,500,000	M	87	50.3	John Hancock Life Insurance Company (U.S.A)	AA-
42	$1,500,000	M	87	50.3	John Hancock Life Insurance Company (U.S.A)	AA-
43	$1,000,000	F	87	77.9	Transamerica Life Insurance Company	AA-
44	$250,000	F	87	77.9	Transamerica Life Insurance Company	AA-
45	$500,000	M	87	73.1	Lincoln National Life Insurance Company	AA-
46	$4,785,380	F	87	52.1	John Hancock Life Insurance Company (U.S.A)	AA-
47	$8,985,000	M	87	42.5	Massachusetts Mutual Life Insurance Company	AA+
48	$1,803,455	F	87	60.7	Metropolitan Life Insurance Company	AA-
49	$1,529,270	F	87	60.7	Metropolitan Life Insurance Company	AA-
50	$5,000,000	M	87	63.5	John Hancock Life Insurance Company (U.S.A)	AA-
51	$2,225,000	F	87	84.9	Transamerica Life Insurance Company	AA-
52	$3,000,000	F	87	94.0	Massachusetts Mutual Life Insurance Company	AA+
53	$1,500,000	M	87	57.2	Union Central Life Insurance Company	A+
54	$100,000	M	87	34.2	Protective Life Insurance Company	AA-
55	$100,000	M	87	34.2	Protective Life Insurance Company	AA-
56	$100,000	M	87	34.2	Protective Life Insurance Company	AA-
57	$3,500,000	F	87	52.7	Lincoln National Life Insurance Company	AA-
58	$3,000,000	M	87	44.1	American General Life Insurance Company	A+
59	$500,000	F	86	80.5	Sun Life Assurance Company of Canada (U.S.)	BBB
60	$5,000,000	F	86	45.9	Transamerica Life Insurance Company	AA-
61	$3,000,000	M	86	64.7	Transamerica Life Insurance Company	AA-
62	$250,000	M	86	84.0	Metropolitan Life Insurance Company	AA-
63	$6,000,000	F	86	68.0	Sun Life Assurance Company of Canada (U.S.)	BBB
64	$4,000,000	F	86	84.5	Transamerica Life Insurance Company	AA-
65	$5,570,000	F	86	59.2	ING Life Insurance and Annuity Company	A-
66	$5,570,000	F	86	59.2	ING Life Insurance and Annuity Company	A-
67	$1,000,000	F	86	46.7	New York Life Insurance Company	AA+
68	$5,000,000	F	86	42.2	Penn Mutual Life Insurance Company	A+
69	$1,000,000	M	86	66.3	AXA Equitable Life Insurance Company	A+
70	$10,000,000	F	86	84.3	West Coast Life Insurance Company	AA-
71	$2,500,000	M	86	59.2	Transamerica Life Insurance Company	AA-
72	$1,000,000	F	86	63.0	West Coast Life Insurance Company	AA-
73	$2,000,000	F	86	63.0	West Coast Life Insurance Company	AA-
74	$800,000	M	86	67.0	National Western Life Insurance Company	A
75	$200,000	M	86	59.7	Lincoln Benefit Life Company	BBB+
76	$4,445,467	M	86	70.1	Penn Mutual Life Insurance Company	A+
77	$7,500,000	M	86	62.0	Jefferson-Pilot Life Insurance Company	AA-
78	$3,600,000	F	86	69.7	AXA Equitable Life Insurance Company	A+
79	$1,000,000	F	86	38.2	John Hancock Life Insurance Company (U.S.A)	AA-
80	$4,513,823	F	86	33.8	Aviva Life Insurance Company	N/A

Face Amount	Gender	Age (ALB)(1)	LE(2)	Carrier	S&P
81	$2,000,000	M	86	50.5	John Hancock Life Insurance Company (U.S.A)	AA-
82	$2,000,000	F	86	86.9	U.S. Financial Life Insurance Company	A+
83	$1,000,000	M	85	72.4	John Hancock Life Insurance Company (U.S.A)	AA-
84	$2,000,000	M	85	72.4	John Hancock Life Insurance Company (U.S.A)	AA-
85	$5,000,000	M	85	60.1	Jefferson-Pilot Life Insurance Company	AA-
86	$1,200,000	M	85	71.6	Transamerica Life Insurance Company	AA-
87	$1,000,000	F	85	96.8	ING Life Insurance and Annuity Company	A-
88	$3,000,000	M	85	96.5	AXA Equitable Life Insurance Company	A+
89	$8,500,000	M	85	93.1	Massachusetts Mutual Life Insurance Company	AA+
90	$1,000,000	M	85	35.5	Transamerica Life Insurance Company	AA-
91	$500,000	M	85	94.0	Metropolitan Life Insurance Company	AA-
92	$500,000	F	85	67.5	Beneficial Life Insurance Company	N/A
93	$5,000,000	M	85	93.3	Lincoln National Life Insurance Company	AA-
94	$2,000,000	M	85	111.5	ING Life Insurance and Annuity Company	A-
95	$2,000,000	M	85	111.5	ING Life Insurance and Annuity Company	A-
96	$2,000,000	M	85	111.5	ING Life Insurance and Annuity Company	A-
97	$1,365,000	F	84	97.3	Transamerica Life Insurance Company	AA-
98	$1,000,000	M	84	50.9	Massachusetts Mutual Life Insurance Company	AA+
99	$3,750,000	M	84	87.4	AXA Equitable Life Insurance Company	A+
100	$2,000,000	M	84	96.7	Transamerica Life Insurance Company	AA-
101	$1,000,000	M	84	71.6	John Hancock Life Insurance Company (U.S.A)	AA-
102	$2,000,000	F	84	97.4	AXA Equitable Life Insurance Company	A+
103	$3,000,000	F	84	96.1	Sun Life Assurance Company of Canada (U.S.)	BBB
104	$2,328,547	M	84	55.5	Metropolitan Life Insurance Company	AA-
105	$2,000,000	M	84	55.5	Metropolitan Life Insurance Company	AA-
106	$2,000,000	M	84	73.4	Jefferson-Pilot Life Insurance Company	AA-
107	$1,500,000	M	84	60.4	ING Life Insurance and Annuity Company	A-
108	$1,500,000	M	84	60.4	ING Life Insurance and Annuity Company	A-
109	$3,000,000	F	84	83.3	Transamerica Life Insurance Company	AA-
110	$5,000,000	M	84	85.1	ING Life Insurance and Annuity Company	A-
111	$1,000,000	M	84	58.6	John Hancock Life Insurance Company (U.S.A)	AA-
112	$1,800,000	M	84	62.6	John Hancock Variable Life Insurance Company	AA-
113	$5,000,000	F	84	105.1	American General Life Insurance Company	A+
114	$2,000,000	M	84	73.3	AXA Equitable Life Insurance Company	A+
115	$1,750,000	M	84	73.3	AXA Equitable Life Insurance Company	A+
116	$2,000,000	M	84	45.5	Transamerica Life Insurance Company	AA-
117	$1,425,000	M	84	95.1	John Hancock Life Insurance Company (U.S.A)	AA-
118	$5,000,000	F	83	109.4	AXA Equitable Life Insurance Company	A+
119	$1,000,000	F	83	96.0	John Hancock Life Insurance Company (U.S.A)	AA-
120	$6,000,000	F	83	123.3	American General Life Insurance Company	A+
121	$1,500,000	M	83	60.4	Transamerica Life Insurance Company	AA-
122	$1,500,000	F	83	121.6	Lincoln Benefit Life Company	BBB+
123	$4,000,000	M	83	47.5	John Hancock Life Insurance Company (U.S.A)	AA-
124	$1,000,000	M	83	94.0	John Hancock Life Insurance Company (U.S.A)	AA-
125	$2,000,000	F	83	111.2	Lincoln Benefit Life Company	BBB+
126	$1,000,000	M	83	65.6	ING Life Insurance and Annuity Company	A-
127	$2,700,000	M	83	73.5	John Hancock Life Insurance Company (U.S.A)	AA-
128	$829,022	F	83	35.7	Hartford Life and Annuity Insurance Company	BBB+
129	$1,500,000	M	83	91.4	AXA Equitable Life Insurance Company	A+
130	$5,000,000	M	83	101.4	ING Life Insurance and Annuity Company	A-
131	$7,600,000	F	83	109.8	Transamerica Life Insurance Company	AA-
132	$2,500,000	F	83	74.5	American General Life Insurance Company	A+
133	$2,500,000	M	83	71.2	AXA Equitable Life Insurance Company	A+
134	$3,000,000	M	83	71.2	Lincoln National Life Insurance Company	AA-
135	$500,000	M	83	51.7	Genworth Life Insurance Company	A-
136	$4,000,000	F	83	55.4	ING Life Insurance and Annuity Company	A-
137	$3,000,000	F	83	54.8	AXA Equitable Life Insurance Company	A+
138	$1,703,959	M	83	79.4	Jefferson-Pilot Life Insurance Company	AA-

Face Amount	Gender	Age (ALB)(1)	LE(2)	Carrier	S&P
139	$500,000	M	83	27.7	Great Southern Life Insurance Company	N/A
140	$1,000,000	M	83	69.7	Hartford Life and Annuity Insurance Company	BBB+
141	$3,500,000	F	83	120.5	Lincoln Benefit Life Company	BBB+
142	$5,000,000	M	82	77.5	AXA Equitable Life Insurance Company	A+
143	$500,000	M	82	113.2	Metropolitan Life Insurance Company	AA-
144	$2,000,000	M	82	50.5	National Life Insurance Company	A
145	$4,200,000	F	82	140.3	Transamerica Life Insurance Company	AA-
146	$750,000	M	82	101.2	West Coast Life Insurance Company	AA-
147	$5,000,000	M	82	85.5	AXA Equitable Life Insurance Company	A+
148	$5,000,000	M	82	86.7	Jefferson-Pilot Life Insurance Company	AA-
149	$1,500,000	M	82	87.4	Jefferson-Pilot Life Insurance Company	AA-
150	$3,500,000	F	82	116.9	AXA Equitable Life Insurance Company	A+
151	$3,000,000	F	82	106.8	MetLife Investors USA Insurance Company	AA-
152	$4,500,000	M	82	86.2	AXA Equitable Life Insurance Company	A+
153	$2,275,000	M	82	103.6	ING Life Insurance and Annuity Company	A-
154	$2,000,000	M	82	98.2	Pacific Life Insurance Company	A+
155	$3,500,000	M	82	84.5	AXA Equitable Life Insurance Company	A+
156	$3,000,000	M	82	72.9	Metropolitan Life Insurance Company	AA-
157	$1,500,000	M	82	34.9	Pacific Life Insurance Company	A+
158	$2,000,000	F	82	111.1	Jefferson-Pilot Life Insurance Company	AA-
159	$10,000,000	F	82	68.3	American National Insurance Company	A
160	$500,000	M	82	34.6	West Coast Life Insurance Company	AA-
161	$3,500,000	F	81	105.4	Jefferson-Pilot Life Insurance Company	AA-
162	$1,000,000	M	81	80.9	Lincoln National Life Insurance Company	AA-
163	$3,000,000	M	81	51.1	U.S. Financial Life Insurance Company	A+
164	$1,500,000	M	81	67.2	Pacific Life Insurance Company	A+
165	$5,000,000	M	81	123.4	American General Life Insurance Company	A+
166	$1,900,000	M	81	77.9	American National Insurance Company	A
167	$500,000	M	81	56.6	New York Life Insurance Company	AA+
168	$500,000	M	81	56.6	New York Life Insurance Company	AA+
169	$250,000	M	81	42.7	Jackson National Life Insurance Company	AA
170	$5,000,000	F	81	87.6	Sun Life Assurance Company of Canada (U.S.)	BBB
171	$750,000	M	81	94.3	John Hancock Life Insurance Company (U.S.A)	AA-
172	$1,995,000	F	81	93.4	Transamerica Life Insurance Company	AA-
173	$4,000,000	M	81	68.3	Jefferson-Pilot Life Insurance Company	AA-
174	$1,250,000	F	81	73.3	Columbus Life Insurance Company	AA
175	$10,000,000	M	81	91.5	AXA Equitable Life Insurance Company	A+
176	$2,300,000	M	81	30.3	American General Life Insurance Company	A+
177	$6,217,200	F	81	119.3	Phoenix Life Insurance Company	BB-
178	$2,500,000	F	81	84.5	ING Life Insurance and Annuity Company	A-
179	$5,000,000	F	81	69.4	Massachusetts Mutual Life Insurance Company	AA+
180	$5,000,000	M	81	88.3	Transamerica Life Insurance Company	AA-
181	$350,000	M	81	46.7	Reassure America Life Insurance Company	AA
182	$5,000,000	M	81	96.2	Jefferson-Pilot Life Insurance Company	AA-
183	$3,000,000	M	80	80.2	Protective Life Insurance Company	AA-
184	$1,500,000	M	80	80.2	American General Life Insurance Company	A+
185	$2,000,000	F	80	130.2	Transamerica Life Insurance Company	AA-
186	$5,000,000	M	80	106.2	AXA Equitable Life Insurance Company	A+
187	$550,000	M	80	118.2	Genworth Life Insurance Company	A-
188	$1,680,000	F	80	81.3	AXA Equitable Life Insurance Company	A+
189	$1,000,000	F	80	111.8	Jefferson-Pilot Life Insurance Company	AA-
190	$1,250,000	M	80	115.2	Metropolitan Life Insurance Company	AA-
191	$1,000,000	M	80	79.5	AXA Equitable Life Insurance Company	A+
192	$1,250,000	F	80	89.1	Principal Life Insurance Company	A+
193	$2,000,000	M	80	52.2	Jefferson-Pilot Life Insurance Company	AA-
194	$10,000,000	M	80	93.7	New York Life Insurance Company	AA+
195	$5,000,000	M	80	86.8	AXA Equitable Life Insurance Company	A+
196	$10,000,000	M	80	129.2	John Hancock Life Insurance Company (U.S.A)	AA-

Face Amount	Gender	Age (ALB)(1)	LE(2)	Carrier	S&P
197	$2,000,000	M	80	83.6	Ohio National Life Assurance Corporation	AA-
198	$1,000,000	M	80	83.6	Ohio National Life Assurance Corporation	AA-
199	$3,000,000	F	80	122.1	West Coast Life Insurance Company	AA-
200	$7,000,000	M	80	101.7	Genworth Life Insurance Company	A-
201	$8,000,000	M	79	96.6	AXA Equitable Life Insurance Company	A+
202	$2,000,000	M	79	38.7	Metropolitan Life Insurance Company	AA-
203	$1,000,000	M	79	69.7	AXA Equitable Life Insurance Company	A+
204	$2,000,000	F	79	105.2	Pacific Life Insurance Company	A+
205	$3,000,000	M	79	113.7	John Hancock Life Insurance Company (U.S.A)	AA-
206	$1,750,000	M	79	97.6	AXA Equitable Life Insurance Company	A+
207	$250,000	M	79	94.4	American General Life Insurance Company	A+
208	$2,000,000	F	79	103.5	Transamerica Life Insurance Company	AA-
209	$3,000,000	M	79	125.9	Principal Life Insurance Company	A+
210	$5,000,000	M	79	109.1	AXA Equitable Life Insurance Company	A+
211	$5,000,000	M	79	109.1	AXA Equitable Life Insurance Company	A+
212	$3,000,000	M	78	55.4	Pacific Life Insurance Company	A+
213	$3,000,000	M	78	55.4	Minnesota Life Insurance Company	A+
214	$3,000,000	M	78	55.4	Prudential Life Insurance Company	AA-
215	$3,000,000	M	78	106.3	ING Life Insurance and Annuity Company	A-
216	$5,000,000	M	78	94.1	Pacific Life Insurance Company	A+
217	$5,000,000	M	78	94.1	Pacific Life Insurance Company	A+
218	$4,000,000	M	78	95.3	Jefferson-Pilot Life Insurance Company	AA-
219	$3,601,500	M	78	110.6	Transamerica Life Insurance Company	AA-
220	$5,000,000	M	78	130.3	Principal Life Insurance Company	A+
221	$5,000,000	M	78	106.8	John Hancock Life Insurance Company (U.S.A)	AA-
222	$7,000,000	M	78	102.4	Lincoln Benefit Life Company	BBB+
223	$476,574	M	78	87.9	Transamerica Life Insurance Company	AA-
224	$6,000,000	M	78	140.0	AXA Equitable Life Insurance Company	A+
225	$130,000	M	78	62.7	Genworth Life Insurance Company	A-
226	$1,000,000	M	78	140.9	Empire General Life Assurance Corporation	AA-
227	$4,300,000	F	78	127.3	American National Insurance Company	A
228	$6,000,000	M	78	124.2	AXA Equitable Life Insurance Company	A+
229	$750,000	M	78	85.4	Lincoln National Life Insurance Company	AA-
230	$500,000	M	78	61.2	Transamerica Life Insurance Company	AA-
231	$5,000,000	M	77	93.6	John Hancock Life Insurance Company (U.S.A)	AA-
232	$1,000,000	M	77	107.1	Sun Life Assurance Company of Canada (U.S.)	BBB
233	$5,000,000	M	77	105.4	John Hancock Life Insurance Company (U.S.A)	AA-
234	$1,009,467	M	77	62.7	John Hancock Life Insurance Company (U.S.A)	AA-
235	$4,000,000	M	77	63.9	MetLife Investors USA Insurance Company	AA-
236	$2,500,000	M	77	104.3	Massachusetts Mutual Life Insurance Company	AA+
237	$2,500,000	M	77	104.3	Massachusetts Mutual Life Insurance Company	AA+
238	$5,000,000	M	77	71.3	John Hancock Life Insurance Company (U.S.A)	AA-
239	$2,250,000	M	77	111.0	Massachusetts Mutual Life Insurance Company	AA+
240	$3,750,000	M	77	72.5	AXA Equitable Life Insurance Company	A+
241	$1,000,000	M	77	127.8	Metropolitan Life Insurance Company	AA-
242	$5,000,000	F	77	134.3	ING Life Insurance and Annuity Company	A-
243	$3,000,000	M	77	112.4	Principal Life Insurance Company	A+
244	$5,000,000	M	76	136.1	Jefferson-Pilot Life Insurance Company	AA-
245	$500,000	M	76	82.3	John Hancock Life Insurance Company (U.S.A)	AA-
246	$1,000,000	M	76	126.3	Metropolitan Life Insurance Company	AA-
247	$2,840,000	M	76	116.1	Transamerica Life Insurance Company	AA-
248	$500,000	F	76	134.2	Columbus Life Insurance Company	AA
249	$750,000	M	76	19.7	U.S. Financial Life Insurance Company	A+
250	$1,000,000	F	76	92.2	John Hancock Life Insurance Company (U.S.A)	AA-
251	$1,750,000	M	76	78.1	John Hancock Life Insurance Company (U.S.A)	AA-
252	$5,000,000	M	76	121.2	Transamerica Life Insurance Company	AA-
253	$2,000,000	F	76	72.0	Transamerica Life Insurance Company	AA-
254	$4,000,000	M	75	83.9	Massachusetts Mutual Life Insurance Company	AA+

Face Amount	Gender	Age (ALB)(1)	LE(2)	Carrier	S&P
255	$7,000,000	F	75	142.4	Pacific Life Insurance Company	A+
256	$1,000,000	M	75	101.2	Pacific Life Insurance Company	A+
257	$490,620	M	75	104.5	Ameritas Life Insurance Corporation	A+
258	$600,000	M	75	101.6	Protective Life Insurance Company	AA-
259	$5,000,000	M	75	76.0	West Coast Life Insurance Company	AA-
260	$5,000,000	M	74	169.1	Prudential Life Insurance Company	AA-
261	$3,000,000	M	74	72.0	Aviva Life Insurance Company	N/A
262	$8,000,000	M	74	122.6	Metropolitan Life Insurance Company	AA-
263	$2,000,000	F	74	139.0	Aviva Life Insurance Company	N/A
264	$5,000,000	M	74	46.5	Lincoln Benefit Life Company	BBB+
265	$850,000	M	74	83.0	New York Life Insurance Company	AA+
266	$200,000	M	73	87.7	ING Life Insurance and Annuity Company	A-
267	$300,000	M	73	28.4	Lincoln National Life Insurance Company	AA-
268	$3,000,000	F	73	136.3	General American Life Insurance Company	AA-
269	$500,000	M	72	49.6	Midland National Life Insurance Company	A+
270	$3,000,000	M	72	93.8	AXA Equitable Life Insurance Company	A+
271	$1,000,000	M	72	87.2	United of Omaha Life Insurance Company	A+
272	$2,000,000	M	72	118.6	American General Life Insurance Company	A+
273	$2,500,000	M	71	118.2	American General Life Insurance Company	A+
274	$1,167,000	M	71	42.5	Transamerica Life Insurance Company	AA-
275	$2,000,000	M	70	124.0	New York Life Insurance Company	AA+
276	$2,000,000	M	70	124.0	New York Life Insurance Company	AA+
277	$600,000	M	70	106.9	AXA Equitable Life Insurance Company	A+
278	$1,500,000	M	70	133.5	Metropolitan Life Insurance Company	AA-
279	$3,000,000	M	69	96.3	John Hancock Life Insurance Company (U.S.A)	AA-
280	$500,000	M	69	114.6	Transamerica Life Insurance Company	AA-
281	$500,000	M	69	114.6	North American Company for Life And Health Insurance	A+
282	$2,000,000	M	67	136.9	Transamerica Life Insurance Company	AA-
283	$1,000,000	M	67	136.9	Genworth Life Insurance Company	A-
284	$156,538	F	66	128.6	New York Life Insurance Company	AA+
285	$2,000,000	M	66	68.0	MetLife Investors USA Insurance Company	AA-
286	$2,000,000	M	66	68.0	MetLife Investors USA Insurance Company	AA-
	$771,939,841
______________________
(1)	The insured’s age is current as of the measurement date.
(2)
The insured’s life expectancy estimate, other than for a small face value insurance policy benefit, is the average of two life expectancy estimates provided by independent third-party medical actuarial underwriting firms actuarially adjusted through the measurement date.

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

As of December 31, 2013, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective.

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

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief  inancial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 based on criteria for effective control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.” Based on this assessment, our management concluded that, as of the evaluation date, we maintained effective internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Use of Proceeds – Renewable Secured Debentures

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

The registration statement covers up to $250 million in principal amount of debentures. From January 31, 2012 through March 31, 2014, we sold a total of $177,733,000 in principal amount of debentures, and incurred associated underwriting commissions, and expenses paid or payable to underwriters in the amount of $8,556,000 of which $3,138,000 was amortized. As of March 31, 2014 we had $149,065,000 of debentures in force plus $2,343,000 of subscriptions in process and pending, less unamortized selling costs of $5,418,000, resulting in aggregate net proceeds of $145,990,000. None of the payments for offering expenses were directly or indirectly made to our directors or officers (or their associates), our affiliates, or to persons owning 10% or more of any class of our equity securities.

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

The actual use of proceeds from the sale of Renewable Secured Debentures from January 31, 2012 to March 31, 2014 is as follows:

Gross Offering Proceeds	$159,975,000
Net Offering Proceeds	150,355,000
Held in Short-Term Investments	26,382,000
Net Offering Proceeds Used	$123,973,000	100%
Purchase Policies	65,889,000	53%
Payment of Premiums	19,515,000	16%
Payment of Principal and Interest	31,293,000	25%
Other Expenditures	7,276,000	6%

ITEM 6.	EXHIBITS

Exhibit
31.1	Section 302 Certification of the Chief Executive Officer (filed herewith).
31.2	Section 302 Certification of the Chief Financial Officer (filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.1	Letter from Model Actuarial Pricing Systems, dated April 30, 2014 (filed herewith).
101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Schema Document (filed herewith).
101.CAL	XBRL Calculation Linkbase Document (filed herewith).
101.DEF	XBRL Definition Linkbase Document (filed herewith).
101.LAB	XBRL Label Linkbase Document (filed herewith).
101.PRE	XBRL Presentation Linkbase Document (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GWG HOLDINGS, INC.

Date: May 5, 2014	By:	/s/ Jon R. Sabes
Chief Executive Officer

Date: May 5, 2014	By:	/s/ Jon Gangelhoff
Chief Financial Officer