Form 10-Q
period 2014-06-30
GWG Holdings, Inc.
filed 2014-08-08
CIK 1522690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
__________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
or

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

As of August 8, 2014, GWG Holdings, Inc. had 4,562,000 shares of common stock outstanding.

GWG HOLDINGS, INC.

Index to Form 10-Q
for the Quarter Ended June 30, 2014

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(unaudited)
A S S E T S
Cash and cash equivalents	$23,059,955	$33,449,793
Restricted cash	2,810,432	5,832,970
Investment in life settlements, at fair value	267,895,692	234,672,794
Other assets	2,822,074	1,424,919
TOTAL ASSETS	$296,588,153	$275,380,476

L I A B I L I T I E S & S T O C K H O L D E R S’ E Q U I T Y (D E F I C I T)
LIABILITIES
Revolving credit facility	$79,000,000	$79,000,000
Series I Secured notes payable	28,051,113	29,275,202
Renewable Secured Debentures	157,513,267	131,646,062
Interest payable	9,730,193	7,209,408
Accounts payable and accrued expenses	1,714,418	1,343,952
Deferred taxes, net	5,403,604	7,675,174
TOTAL LIABILITIES	281,412,595	256,149,798

CONVERTIBLE, REDEEMABLE PREFERRED STOCK
(par value $0.001; shares authorized 40,000,000; shares issued and outstanding 3,419,767 and 3,368,109; liquidation preference of $25,648,000 and $25,261,000 on June 30, 2014 and December 31, 2013, respectively)	25,309,946	24,722,693

STOCKHOLDERS’ EQUITY
Common stock (par value $0.001: shares authorized 210,000,000; shares issued and outstanding is 4,562,000 on both June 30, 2014 and December 31, 2013)	4,562	4,562
Additional paid-in capital	2,787,494	2,942,000
Accumulated deficit	(12,926,444)	(8,438,577)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(10,134,388)	(5,492,015)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$296,588,153	$275,380,476

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
REVENUE
Gain on life settlements, net	$5,484,889	$7,733,245	$11,001,094	$16,073,601
Interest and other income	6,380	3,274,323	13,747	3,441,994
TOTAL REVENUE	5,491,269	11,007,568	11,014,841	19,515,595

EXPENSES
Employee compensation and benefits	1,178,819	1,063,923	2,147,564	3,001,343
Legal and professional fees	419,337	351,910	826,339	789,200
Interest expense	6,608,043	4,941,942	12,934,591	9,409,157
Other expenses	1,188,479	1,091,132	1,865,784	2,124,277
TOTAL EXPENSES	9,394,678	7,448,907	17,774,278	15,323,977

INCOME (LOSS) BEFOREINCOME TAXES	(3,903,409)	3,558,661	(6,759,437)	4,191,618
INCOME TAX EXPENSE (BENEFIT)	(1,316,712)	1,801,971	(2,271,570)	2,367,794

NET INCOME (LOSS)	$(2,586,697)	$1,756,690	$(4,487,867)	$1,823,824

Accretion of preferred stock to liquidation value	(101,271)	(208,877)	(226,984)	(466,640)
LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,687,968)	$1,547,813	$(4,714,851)	$1,357,184
NET INCOME (LOSS) PER SHARE
Basic	$(0.59)	$0.31	$(1.03)	$0.28
Diluted	$(0.59)	$0.21	$(1.03)	$0.19

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	4,562,000	4,984,994	4,562,000	4,774,102
Diluted	4,562,000	7,511,099	4,562,000	7,290,253

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,586,697)	$1,756,690	$(4,487,867)	$1,823,824
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Gain on life settlements	(10,852,425)	(7,449,180)	(22,211,338)	(18,943,905)
Amortization of deferred financing and issuance costs	1,354,007	837,133	1,707,664	1,930,880
Deferred income taxes	(1,316,712)	1,802,920	(2,271,570)	2,366,794
Convertible, redeemable preferred stock dividends payable	196,991	178,235	389,331	261,937
(Increase) decrease in operating assets:
Other assets	(997,073)	(4,164,004)	(1,248,919)	(3,614,132)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	1,890,337	402,739	3,168,163	1,694,797

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(12,311,572)	(6,635,467)	(24,954,536)	(14,479,805)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	(2,608,232)	(2,972,944)	(10,879,435)	(12,885,993)
Proceeds from settlement of life settlements	68,500	1,382,152	68,500	2,872,152
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(2,539,732)	(1,590,792)	(10,810,935)	(10,013,841)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from revolving credit facility	-	-	-	8,000,000
Payments for redemption of Series I Secured notes payable	(670,621)	(2,423,052)	(1,538,924)	(3,930,876)
Proceeds from issuance of renewable secured debentures	14,868,830	18,588,867	33,234,487	42,439,661
Payments for redemption and issuance of renewable secured debentures	(4,393,523)	(3,033,303)	(9,322,411)	(5,336,571)
Proceeds from restricted cash	43,330	2,160,333	3,022,537	(2,370,775)
Repurchase of common stock	-	(3,252,400)	-	(3,252,400)
Issuance (redemptions) of convertible, redeemable preferred stock	(20,056)	(125,135)	(20,056)	(311,804)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	9,827,960	11,915,310	25,375,633	35,237,235

NET INCREASE IN CASH AND CASH EQUIVALENTS	(5,023,344)	3,689,051	(10,389,838)	10,743,589

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	28,083,299	34,551,582	33,449,793	27,497,044
END OF PERIOD	$23,059,955	$38,240,633	$23,059,955	$38,240,633

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$3,531,000	$3,214,000	$7,781,000	$6,512,000
NON-CASH INVESTING AND FINANCING ACTIVITIES
Series I secured notes:
Non-cash conversion of accrued interest and commissions payable to principal	$40,000	$86,000	$105,000	$150,000
Renewable secured debentures:
Non-cash conversion of accrued interest and commission payable to principal	$162,000	$59,000	$282,000	$100,000
Convertible, redeemable preferred stock
Non-cash conversion of dividends payable	$193,000	$178,000	$380,000	$262,000
Non-cash accretion of convertible, redeemable preferred stock to redemption value	$101,000	$209,000	$227,000	$467,000
Investment in life settlements included in accounts payable	$75,000	$262,000	$75,000	$262,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common		Common Stock	Additional Paid-in	Accumulated	Total
	Shares		(par)	Capital	Deficit	Equity

Balance, December 31, 2012	4,994,500		4,995	6,976,838	(8,243,622)	(1,261,789)

Net loss	-		-	-	(194,955)	(194,955)

Repurchase of common stock	(432,500)		(433)	(3,251,967)	-	(3,252,400)

Issuance of stock options	-		-	23,753	-	23,753

Accretion of preferred stock to liquidation value	-		-	(806,624)	-	(806,624)

Balance, December 31, 2013	4,562,000		$4,562	$2,942,000	$(8,438,577)	$(5,492,015)

Net loss	-		-	-	(4,487,867)	(4,487,867)

Issuance of stock options		-	-	72,478	-	72,478

Accretion of preferred stock to liquidation value		-	-	(226,984)	-	(226,984)

Balance, June 30, 2014	4,562,000		4,562	2,787,494	(12,926,444)	(10,134,388)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)   Nature of business and summary of significant accounting policies

Nature of business - GWG Holdings, Inc. and subsidiaries, located in Minneapolis, Minnesota, facilitates the purchase of life insurance policies for its own investment portfolio through its wholly owned subsidiary, GWG Life, LLC (GWG Life), and its subsidiaries, GWG Trust (Trust), GWG DLP Funding II, LLC (DLP II) and its wholly owned subsidiary, GWG DLP Master Trust II (the Trust II). Our wholly owned subsidiary, GWG Broker Services, LLC (Broker Services), was formed to earn fees for brokering policy transactions between market participants. Our wholly owned subsidiary United Lending, LLC (United Lending) and its wholly owned subsidiary United Lending SPV, LLC (United Lending SPV) were formed to finance life settlement premiums and policy loans.  All of these entities are legally organized in Delaware. Unless the context otherwise requires or we specifically so indicate, all references in this report to "we", "us", "our", "our Company", "GWG", or the "Company" refer to these entities collectively. GWG Member, LLC, a wholly owned subsidiary formed November 2010 to facilitate the acquisition of policies, has not commenced operations as of June 30, 2014.

Basis of presentation - The condensed consolidated balance sheet as of June 30, 2014, the condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013, and the condensed consolidated statements of cash flows for the three and six months ended June 30, 2014 and 2013, and the related information presented in these notes, have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”)  for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, without audit. To the extent that information and notes required by U.S. generally accepted accounting principles for complete financial statements are contained in or are consistent with the consolidated audited financial statements in the Company’s Form 10-K for the year ended December 31, 2013, such information and notes have not been duplicated herein. In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included. The condensed consolidated balance sheet at December 31, 2013 was derived from the audited consolidated financial statements as of that date. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Deposits and initial direct costs advanced on unsettled policy acquisitions are recorded as other assets until policy ownership has been transferred to the Company.  Such deposits and direct cost advances were $0 and $201,000 at June 30, 2014 and December 31, 2013, respectively.

Deferred financing and issuance costs – Costs incurred to obtain financing under the revolving credit facility, as described in note 6, have been capitalized and are amortized using the straight-line method over the term of the revolving credit facility. Amortization of deferred financing costs was $89,000 for both the three-month periods ended June 30, 2014 and 2013, and $179,000 and $276,000 for the six-month periods ended June 30, 2014 and 2013, respectively. The future amortization is expected to be $179,000 for the six months ending December 31, 2014.  The Series I Secured notes payable, as described in note 7, are reported net of issuance costs, sales commissions and other direct expenses, which are amortized using the interest method over the term of each respective borrowing. The Renewable Secured Debentures, as described in note 8, are reported net of issuance costs, sales commissions and other direct expenses, which are amortized using the interest method over the term of each respective borrowing. The Series A preferred stock, as described in note 9, is reported net of issuance costs, sales commissions, including the fair value of warrants issued, and other direct expenses, which are amortized using the interest method as interest expense over the three-year redemption period.

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

(2)    Restrictions on cash

The Company is required by its lenders to maintain collection and escrow accounts. These accounts are used to fund the acquisition, pay annual premiums of insurance policies, pay interest and other charges under the revolving credit facility, and collect policy benefits. DZ Bank AG, as agent for Autobahn Funding Company, LLC, the lender for the revolving credit facility as described in note 6, authorizes the disbursements from these accounts. At June 30, 2014 and December 31, 2013 there was a balance of $2,810,000, and $5,833,000, respectively, maintained in these restricted cash accounts.

(3)    Investment in life insurance policies

The life insurance policies (Level 3 fair value measurements) are valued based on unobservable inputs that are significant to the overall fair value measurement. Changes in the fair value of these instruments are recorded in gain or loss on life insurance policies in the consolidated statements of operations (net of the cash premiums paid on the policies). The fair value is determined on a discounted cash flow basis that incorporates life expectancy assumptions.  Life expectancy reports have been obtained from widely accepted life expectancy providers. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require. As a result of management’s analysis, discount rates of 11.56% and 11.69% were applied to the portfolio as of June 30, 2014 and December 31, 2013.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A summary of the Company’s life insurance policies accounted for under the fair value method and their estimated maturity dates, based on remaining life expectancy, is as follows:

	As of June 30, 2014			As of December 31, 2013
Years Ending December 31,	Number of Contracts	Estimated Fair Value	Face Value	Number of Contracts	Estimated Fair Value	Face Value
2014	-	$-	$-	-	$-	$-
2015	3	4,781,000	6,000,000	4	5,065,000	6,750,000
2016	11	11,035,000	16,450,000	8	8,174,000	13,750,000
2017	26	33,191,000	59,716,000	25	33,345,000	63,916,000
2018	29	35,358,000	70,017,000	33	37,243,000	80,318,000
2019	44	44,279,000	109,795,000	34	32,844,000	89,295,000
2020	38	35,833,000	91,224,000	34	27,741,000	75,644,000
Thereafter	138	103,419,000	431,450,000	125	90,261,000	410,975,000
Totals	289	267,896,000	784,652,000	263	$234,673,000	$740,648,000

The Company recognized policy benefits of $300,000 and $6,600,000 during the three-month periods ended June 30, 2014 and 2013, respectively, related to policies with a carrying value of $68,000 and $1,382,000, respectively. During the six-month periods ended June 30, 2014 and 2013, the Company recorded realized gains of $232,000 and $5,218,000 on such policies. The Company recognized policy benefits of $300,000 and $10,600,000, respectively, related to policies with carrying value of $68,000 and $2,872,000, respectively.  The Company recorded realized gains of $232,000 and $7,728,000 on such policies.

Reconciliation of gain on life settlements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Change in fair value	$10,852,000	$7,449,000	$22,211,000	$18,944,000
Premiums and other annual fees	(5,599,000)	(4,934,000)	(11,442,000)	(10,598,000)
Policy maturities	232,000	5,218,000	232,000	7,728,000
Gain on life settlements, net	$5,485,000	$7,733,000	$11,001,000	$16,074,000

The estimated expected premium payments to maintain the above life insurance policies in force through 2018, assuming no mortalities, are as follows:

Years Ending December 31,
Six months ending December 31 ,2014	$12,213,000
2015	26,693,000
2016	29,402,000
2017	32,847,000
2018	35,767,000
$136,922,000

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

Life insurance policies represent financial instruments recorded at fair value on a recurring basis. The following table reconciles the beginning and ending fair value of the Company’s Level 3 investments in life insurance policies for the three and six-month periods ending June 30, 2014 and 2013, as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Beginning balance	$254,504,000	$185,020,000	$234,673,000	$164,317,000
Purchases	2,608,000	2,805,000	11,080,000	13,503,000
Maturities (cash in excess of carrying value)	(68,000)	(1,382,000)	(68,000)	(2,872,000)
Net change in fair value	10,852,000	7,449,000	22,211,000	18,944,000
Ending balance (June 30)	$267,896,000	$193,892,000	$267,896,000	$193,892,000

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

During 2013, we sought to update our life expectancy estimates from all four of the major independent third-party medical-actuarial underwriting firms (including 21st Services) with updated medical records on all of the 211 policies we originally used a life expectancy report from 21st Services. As of December 31, 2013, we had successfully procured new life expectancy reports on 176 of the 211 policies owned as of December 31, 2012. We experienced ten mortalities in 2013 for which no updated life expectancy reports were necessary. We also had two small face policies in our portfolio for which we did not update life expectancy reports. Accordingly, as of June 30, 2014 we had updated our life expectancy estimates based on updated life expectancy reports on all but 12 policies (covering 10 people) in our portfolio that we are still seeking to update.

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

We concluded that the adjustments we made a year ago were reasonable when we the compared the rolled down life expectancy estimates from December 31, 2012 to the updated life expectancy estimates on December 31, 2013. The average rolled down life expectancy estimate from December 31, 2012 is 80.9 months. The average updated life expectancy estimate obtained from updated life expectancy reports as of December 31, 2013 is 79.4 months, shorter by one and one-half months. We see no need to make any further adjustments to our life expectancy estimates at this time.

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

	As of June 30, 2014	As of December 31, 2013
Weighted average age of insured	82.5	82.1
Weighted average life expectancy, months*	82.2	87.0
Average face amount per policy	$2,715,000	$2,816,000
Discount rate	11.56%	11.69%
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

	Changes in fair value of life insurance policies
Change in life expectancy estimates	plus 8 months	minus 8 months	plus 4 months	minus 4 months

June 30, 2014	$(38,249,000)	$40,171,000	$(19,368,000)	$19,856,000

December 31, 2013	$(34,382,000)	$36,152,000	$(17,417,000)	$17,865,000

Change in discount rate	plus 2%	minus 2%	plus 1%	minus 1%

June 30, 2014	$(24,381,000)	$28,624,000	$(12,666,000)	$13,723,000

December 31, 2013	$(22,944,000)	$27,063,000	$(11,933,000)	$12,959,000

Other Fair Value Considerations

Carrying value of receivables, prepaid expenses, accounts payable and accrued expenses approximate fair value due to their short-term maturities and low credit risk. The estimated fair value of the Company’s Series I Secured notes payable and Renewable Secured Debentures is approximately $192,177,000 based on a weighted-average market interest rate of 7.12% based on an income approach, the combined face value of these notes is $189,603,000 as of June 30, 2014.  The carrying value of the revolving credit facility reflects interest charged at the commercial paper rate plus an applicable margin. The margin represents our credit risk, and the strength of the portfolio of life insurance policies collateralizing the debt. The overall rate reflects market, and the carrying value of the revolver approximates fair value. All of the financial instruments are level 3 fair value measurements.

The Company has issued warrants to purchase common stock in connection with the issuance of its convertible, redeemable preferred stock. Warrants were determined by the Company as permanent equity. The fair value measurements associated with the warrants, measured at issuance represent level 3 instruments.

As of June 30, 2014:

Month issued	Warrants issued	Fair value per share	Risk free rate	Volatility	Term
December 2011	68,937	$0.22	0.42%	25.25%	3 years
March 2012	38,130	$0.52	0.38%	36.20%	3 years
June 2012	161,841	$1.16	0.41%	47.36%	3 years
July 2012	144,547	$1.16	0.41%	47.36%	3 years
September 2012	2,500	$0.72	0.31%	40.49%	3 years
	415,954

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

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(5)    Notes receivable from related parties

As of June 30, 2014 and December 31, 2013, the Company had receivables totaling $5,000,000 due from an affiliate, Opportunity Finance, LLC, which were fully reserved. Opportunity Finance ceased operations in 2008.

(6)    Credit facilities

Revolving credit facility – Autobahn Funding Company LLC

On July 15, 2008, DLP II and United Lending entered into a revolving credit facility pursuant to a Credit and Security Agreement (Agreement) with Autobahn Funding Company LLC (Autobahn), providing the Company with a maximum borrowing amount of $100,000,000. Autobahn is a commercial paper conduit that issues commercial paper to investors in order to provide funding to DLP II and United Lending.  DZ Bank AG Deutsche Zentral-Genossenschaftsbank (DZ Bank) acts as the agent for Autobahn. The original Agreement was to expire on July 15, 2013.  On January 29, 2013, Holdings, together with GWG Life and DLP II, entered into an Amended and Restated Credit and Security Agreement with Autobahn, extending the facility expiration date to December 31, 2014, and removing United Lending as a party to the amended and restated agreement. On May 29, 2014, Holdings, together with GWG Life and DLP II, entered into an Amendment No. 1 to Amended and Restated Credit and Security Agreement with Autobahn and DZ Bank (as committed lender and Agent). The amendment was entered into for the purpose of extending the maturity date for borrowings under the agreement to December 31, 2016. The amount outstanding under this facility as of both June 30, 2014 and December 31, 2013 was $79,000,000.

The Agreement requires DLP II to pay, on a monthly basis, interest at the commercial paper rate plus an applicable margin, as defined in the Agreement. The effective rate was 6.19% at both at June 30, 2014 and December 31, 2013, respectively.  The weighted average effective interest rate was 6.20% and 6.26% (excluding the unused line fee) for the three months ended June 30, 2014 and 2013, respectively.  The Agreement also requires payment of an unused line fee on the unfunded amount under the revolving credit facility. The note is secured by substantially all of DLP II assets which consist primarily of life insurance policies.

The Agreement has certain financial and nonfinancial covenants. The Company was in compliance with these covenants at June 30, 2014 and December 31, 2013. The Agreement generally prohibits the Company from:

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

In addition, the Company has agreed to maintain (i) a positive consolidated net income on a Non-GAAP basis (as defined and calculated under the Agreement) for each complete fiscal year and (ii) a tangible net worth on a Non-GAAP basis (again, as defined and calculated under the Agreement) of not less than $15 million, and (iii) maintain a borrowing base surplus or cash cushion sufficient to pay 12 months of premiums and facility fees.

Consolidated net income and tangible net worth as of and for the four quarters ended June 30, 2014, as calculated under the agreement, was $19,543,000 and $63,825,000 respectively.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Advances under the Agreement are subject to a borrowing base formula, which limits the availability of advances on the borrowing base calculation based on attributes of policies pledged to the facility. Over-concentration of policies by insurance carrier, over-concentration of policies by insurance carriers with ratings below a AA- rating, and the premiums and facility fees reserve are the three primary factors with the potential of limiting availability of funds on the facility. Total funds available for additional borrowings under the borrowing base formula criteria at June 30, 2014 and December 31, 2013, were $5,824,000 and $3,937,000 respectively.

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

(7)    Series I Secured notes payable

Series I Secured notes payable have been issued in conjunction with the GWG Series I Secured notes private placement memorandum dated August 25, 2009 (last revised November 15, 2010). On June 14, 2011, the Company closed the offering to additional investors, however, existing investors may elect to continue advancing amounts outstanding upon maturity subject to the Company’s option. Series I Secured notes have maturity dates ranging from six months to seven years with fixed interest rates varying from 5.65% to 9.55% depending on the term of the note. Interest is payable monthly, quarterly, annually or at maturity depending on the terms of the note. At June 30, 2014 and December 31, 2013, the weighted-average interest rate of Series I Secured notes was 8.36% and 8.35%, respectively. The notes are secured by assets of GWG Life.  The principal amount outstanding under these Series I Secured notes was $28,642,000 and $29,744,000 at June 30, 2014 and December 31, 2013, respectively. The difference between the amount outstanding on the Series I Secured notes and the carrying amount on the consolidated balance sheet is due to netting of unamortized deferred issuance costs. Overall, interest expense includes amortization of deferred financing and issuance costs of $134,000 and $301,000 for the three and six months ended June 30, 2014, respectively, and $161,000 and $217,000 for the three and six months ended June 30, 2013, respectively. Future expected amortization of deferred financing costs is $591,000 over the next six years.

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

On November 1, 2011, GWG entered into a Third Amended and Restated Note Issuance and Security Agreement with Lord Securities Corporation after receiving majority approval from the holders of Series I Secured notes. Among other things, the amended and restated agreement modified the use of proceeds and certain provisions relating to the distribution of collections and subordination of cash flow. Under the amended and restated agreement, GWG is no longer restricted as to its use of proceeds or subject to restrictions on certain distributions of collections and subordination of cash flows. Under the amended and restated agreement, GWG may extend the maturity of Series I Secured notes of a six-month term for up to two additional six-month terms, and Series I Secured notes of a one year term for up to six months.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Future contractual maturities of Series I Secured notes payable at June 30, 2014 are as follows:

Years Ending December 31,
Six months ending December 31 ,2014	$4,586,000
2015	10,718,000
2016	8,092,000
2017	4,428,000
2018	754,000
Thereafter	64,000
$28,642,000

(8)    Renewable Secured Debentures

The Company has registered with the Securities and Exchange Commission, effective January 2012, the offer and sale of $250,000,000 of secured debentures. Renewable Secured Debentures have maturity dates ranging from six months to seven years with fixed interest rates varying from 4.75% to 9.50% depending on the term of the note. Interest is payable monthly, annually or at maturity depending on the terms of the debenture. At June 30, 2014 and December 31, 2013, the weighted-average interest rate of Renewable Secured Debentures was 7.51% and 7.53%, respectively. The debentures are secured by assets of GWG Life and GWG Holdings. The amount outstanding under these Renewable Secured Debentures was $160,961,000 and $134,891,000 at June 30, 2014 and December 31, 2013, respectively. The difference between the amount outstanding on the Renewable Secured Debentures and the carrying amount on the consolidated balance sheets is due to netting of unamortized deferred issuance costs and cash receipts for new issuances in process.  Amortization of deferred issuance costs was $908,000 and $1,755,000 for the three and six months ended June 30, 2014, respectively, and $344,000 and $622,000 for the three and six months ended June 30, 2013, respectively.  Future expected amortization of deferred financing costs as of June 30, 2014 is $5,421,000. Subsequent to June 30, 2014, the Company has issued approximately an additional $5,379,000 in principal amount of these Renewable Secured Debentures.

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

Future contractual maturities of Renewable Secured Debentures at June 30, 2014 are as follows:

Years Ending December 31,
Six months ending December 31, 2014	$27,838,000
2015	47,254,000
2016	37,660,000
2017	16,949,000
2018	8,314,000
Thereafter	22,946,000
$160,961,000

The Company entered into an indenture effective October 19, 2011 with Holdings as obligor, GWG Life as guarantor, and Bank of Utah as trustee for the benefit of the debenture holders.  The Indenture has certain financial and nonfinancial covenants.  The Company was in compliance with these covenants at June 30, 2014 and December 31, 2013.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(9)    Convertible, redeemable preferred stock

The Company began offering 3,333,333 shares of convertible redeemable preferred stock (Series A preferred stock) for sale to accredited investors in a private placement on July 31, 2011. The offering of Series A preferred stock concluded on September 2, 2012 and resulted in 3,278,000 shares being issued for gross consideration of $24,582,000. As of June 30, 2014, 220,000 shares have been issued as a result of conversion of $1,543,000 in dividends into shares of Series A preferred stock.  The Series A preferred stock was sold at an offering price of $7.50 per share. Series A preferred stock has a preferred yield of 10% per annum, and each share has the right to convert into 0.75 shares of the Company’s common stock. The Company may elect to automatically convert the Series A preferred stock to common stock as described below. Series A preferred shareholders also received three-year warrants to purchase, at an exercise price per share of $12.50, one share of common stock for every 40 shares of Series A preferred stock purchased.  The warrants are exercisable immediately. In the Certificate of Designations for the Series A preferred stock dated July 31, 2011, the Company has agreed to permit preferred shareholders to sell their shares back to the Company for the stated value of $7.50 per share, plus accrued dividends, according to the following schedule:

●	Up to 33% of the holder’s unredeemed shares one year after issuance:
●	Up to 66% of the holder’s unredeemed shares two years after issuance; and
●	Up to 100% of the holder’s unredeemed shares three years after issuance.

The Company’s obligation to redeem Series A preferred shares will terminate upon the Company completing a registration of its common stock with the SEC. The Company may redeem the Series A preferred shares at a price equal to 110% of their liquidation preference ($7.50 per share) at any time after December 15, 2012.  As of June 30, 2014, the Company had redeemed an aggregate of 86,000 shares of Series A preferred stock.

At the election of the Company, the Series A preferred shares may be automatically converted into the common stock of the Company in the event of either (1) a registered offering of the Company’s common stock with the SEC aggregating gross proceeds of at least $5.0 million at a price equal to or greater than $11.00 per share of common stock, or (2) the consent of shareholders holding at least a majority of the then-outstanding shares of Series A preferred stock.  As of June 30, 2014, the Company had issued 3,420,000 preferred shares resulting in gross consideration of $25,536,000 (including cash proceeds, conversion of Series I Secured notes and accrued interest on Series I notes, and conversion of preferred dividends payable).  The Company incurred Series A preferred stock issuance costs of $2,838,000, of which $2,612,000 was amortized to additional paid in capital through June 30, 2014, resulting in a carrying amount of $25,310,000.

The Company determined that the grant date fair value of the outstanding warrants attached to the Series A preferred stock was $395,000 for warrants outstanding as of June 30, 2014. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share upon 30 days written notice to the investors at any time after (i) the Company has completed a registration of its common stock with the SEC and (ii) the volume of weighted-average sale price per share of common stock equals or exceeds $14.00 per share for ten consecutive trading days ending on the third business day prior to proper notice of such redemption. Total warrants outstanding as of June 30, 2014, were 415,955 with a weighted-average remaining life of 0.85 years. Total warrants outstanding at December 31, 2013, were 415,955 with a weighted-average remaining life of 1.34 years. As of June 30, 2014, none of these warrants have been exercised.

Dividends on the Series A preferred stock may be paid in either cash or additional shares of Series A preferred stock at the election of the holder and approval of the Company. The dividends are reported as an expense and included in the caption interest expense in the consolidated statements of operations. The Company declared and accrued dividends of $638,000 and $628,000 during the three months ended June 30, 2014 and 2013, respectively, and $1,276,000 and $1,263,000 during the six months ended June 30, 2014 and 2013, respectively, pursuant to a board resolution declaring the dividend. 28,000 and 25,000 shares of Series A preferred stock were issued in lieu of cash dividends in the three month periods ended June 30, 2014 and 2013, and 54,000 and 37,000 shares of Series A preferred stock were issued in lieu of cash dividends in the six month periods ended June 30, 2014 and 2013, respectively.  The shares issued in lieu of cash dividends were issued at $7.00 per share.  As of June 30, 2014, Holdings has $638,000 of accrued preferred dividends which were paid or converted to shares of Series A preferred stock on July 15, 2014.

(10)  Income taxes

For the three and six months ended June 30, 2014, the Company recorded income tax benefit of $1,317,000 and $2,272,000, or 33.7% and 33.6%, respectively, of income before taxes, compared to the recognition of an income tax expense of $1,802,000 and $2,368,000, or 50.6% and 56.5%, respectively, of income before taxes, for the three and six months ended June 30, 2013, respectively. The primary differences between the Company’s June 30, 2014 effective tax rate and the statutory federal rate are the accrual of non-deductible preferred stock dividend expense of $1,276,000, state taxes, and other non-deductible expenses.

The most significant temporary differences between GAAP net income and taxable net income are the treatment of interest costs with respect to the acquisition of the life insurance policies and revenue recognition with respect to the mark-to-market of life insurance portfolio.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(11)  Common Stock

On July 11, 2011, we entered into a Purchase and Sale Agreement with Athena Securities Group, Ltd. and Athena Structured Funds PLC. Under this agreement, we issued to Athena Securities Group, Ltd. (Athena) 494,500 shares of common stock, which was equal to 9.9% of our outstanding shares, in exchange for shares equal to 9.9% of the outstanding shares in Athena Structured Funds, PLC and cash of $5,000. This 2011 agreement had contemplated cooperative efforts by the parties aimed at developing a security and related offering in Europe or Ireland, the proceeds of which would be used to finance the acquisition of life-insurance related assets in the United States. In 2013, we sought to terminate the 2011 agreement due to a changing regulatory environment in Europe that negatively affected the likelihood of consummating the contemplated offering of securities, and our dissatisfaction with Athena’s performance under the 2011 agreement. As a result, in June 2013 we entered into a second Purchase and Sale Agreement with Athena Securities Ltd. and Athena. This agreement effected the termination of the 2011 agreement. The June 2013 agreement contained mutual general releases of claims and substantially unwound certain capital stock transactions that had been effected under the 2011 agreement. In particular, Athena returned to us for redemption 432,500 shares of our common stock, and retained 62,000 common shares in recognition of their earlier efforts under the 2011 agreement. For our part, we sold back to Athena all of our ownership in Athena Structured Funds, PLC that we had originally acquired under the 2011 agreement. Presently, we have no ongoing business relationship with Athena.

Stock split — On June 24, 2014, the Company’s Board of Directors and majority stockholders approved a joint resolution to effect an amendment to the Company’s Certificate of Incorporation to effect a reverse split of the issued and outstanding common stock on a 2-for-1 basis. The effective date of the amendment and reverse stock split was June 24, 2014. In lieu of fractional shares, stockholders received cash payments in an amount equal to the fraction to which the stockholder would otherwise be entitled multiplied by the price of the common stock, as determined by the Board of Directors of the Corporation, but adjusted so as to give effect to the reverse stock split. The par value of the common stock remained at $0.001 per share.

(12)  Stock Incentive Plan

The Company adopted the GWG Holdings, Inc. 2013 Stock Incentive Plan on March 27, 2013. The plan is administered by Compensation Committee of the Board of Directors of the Company. The Company’s Chief Executive Officer may, on a discretionary basis and without committee review or approval, grant incentives to new employees of the Company who are not Officers of the Company. Incentives under the plan may be granted in one or a combination of the following forms: (a) incentive stock options and non-statutory stock options; (b) stock appreciation rights; (c) stock awards; (d) restricted stock; (e) restricted stock units; and (f) performance shares.  Eligible participants include officers and employees of the company, members of the Board of Directors, and consultants or other independent contractors. 1,000,000 shares are issuable under the plan. No person shall receive grants of stock options and SARs under the plan that exceed, in the aggregate 200,000 shares of common stock in any one year. The term of each stock option shall be determined by the committee but shall not exceed ten years. Vested stock options may be exercised in whole or part by the holder giving notice to the Company. The holder of the option may provide payment for the exercise price or surrender shares equal to the exercise price.

The Company issued stock options for 551,185 shares of common stock to employees, officers, and directors of the Company through June 30, 2014. Options for 221,185 shares vested immediately, and the remaining options vested over three years. The shares were issued with an exercise price between $8.20 and $8.28 for those owning more than 10% of the Company’s stock and between $7.46 $7.52 for others, which is equal to the estimated market price of the shares on the date of grant valued using Black-Scholes Binomial option pricing model. The expected volatility used in the Black-Scholes model valuation of options issued during the year was 19.73% annualized. The annual volatility rate is based on the standard deviation of the average continuously compounded rate of return of five selected comparable companies over the previous 52 weeks. Forfeiture rate of 15% is based on historical company information and expected future trend. As of June 30, 2014, stock options for 60,750 shares were forfeited.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Stock options granted through June 30, 2014:

Grant Date	Exercise Price	Shares	Vesting	Binomial Value	Forfeiture Factor	Compensation Expense
9/5/2013	$7.52	143,750	Immediate	0.360	0.8700	45,023
9/5/2013	$8.28	25,000	Immediate	0.360	0.8700	7,830
9/5/2013	$7.52	45,839	1 year	0.360	0.8500	14,027
9/5/2013	$8.28	2,834	1 year	0.360	0.8500	867
9/5/2013	$7.52	45,833	2 years	0.600	0.7225	19,869
9/5/2013	$8.28	2,833	2 years	0.600	0.7225	1,228
9/5/2013	$7.52	45,828	3 years	0.820	0.6141	23,078
9/5/2013	$8.28	2,833	3 years	0.820	0.6141	1,427
9/30/2013	$7.52	4,000	Immediate	0.660	0.8700	2,297
10/28/2013	$7.52	6,000	Immediate	0.660	0.8700	3,445
10/28/2013	$7.52	24,000	1 year	0.660	0.8500	13,464
10/28/2013	$7.52	24,000	2 years	0.920	0.7225	15,953
10/28/2013	$7.52	18,000	3 years	1.140	0.6141	12,602
11/11/2013	$7.52	4,167	1 year	0.660	0.8500	2,338
11/11/2013	$7.52	4,167	2 years	0.920	0.7225	2,770
11/11/2013	$7.52	4,166	3 years	1.140	0.6141	2,917
12/12/2013	$7.52	30,000	Immediate	0.660	0.8700	17,226
4/1/2014	$7.46	1,935	Immediate	0.468	0.8700	788
4/1/2014	$7.46	11,008	1 year	1.028	0.8500	9,619
4/1/2014	$7.46	10,999	2 years	1.240	0.7225	9,854
4/1/2014	$7.46	10,993	3 years	1.292	0.6141	8,722
4/7/2014	$7.46	3,334	1 year	1.028	0.8500	2,913
4/7/2014	$8.20	3,334	1 year	1.028	0.8500	2,913
4/7/2014	$7.46	3,333	2 years	1.240	0.7225	2,986
4/7/2014	$8.20	3,333	2 years	1.240	0.7225	2,986
4/7/2014	$7.46	3,333	3 years	1.292	0.6141	2,645
4/7/2014	$8.20	3,333	3 years	1.292	0.6141	2,645
4/28/2014	$7.46	5,000	Immediate	0.468	0.8700	2,036
4/28/2014	$7.46	2,500	1 year	1.028	0.8500	2,185
4/28/2014	$7.46	2,500	2 years	1.240	0.7225	2,240
4/28/2014	$7.46	2,500	3 years	1.292	0.6141	1,984
5/27/2014	$7.46	2,500	Immediate	0.468	0.8700	1,018
5/27/2014	$7.46	10,000	1 year	1.028	0.8500	8,738
5/27/2014	$7.46	10,000	2 years	1.240	0.7225	8,959
5/27/2014	$7.46	10,000	3 years	1.292	0.6141	7,934
6/20/2014	$7.46	3,000	Immediate	0.468	0.8700	1,221
6/20/2014	$7.46	6,000	1 year	1.028	0.8500	5,243
6/20/2014	$7.46	6,000	2 years	1.240	0.7225	5,375
6/20/2014	$7.46	3,000	3 years	1.292	0.6141	2,380
		551,185

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Outstanding stock options:

	Vested	Un-vested	Total
Balance as of December 31, 2013	195,000	210,250	405,250
Granted during the year	12,435	105,500	117,935
Exercised during the year	-	-	-
Forfeited during the year	(10,000)	(22,750)	(32,750)
Expired during the year	-	-	-
Balance as of June 30, 2014	197,435	293,000	490,435

Compensation expense related to un-vested options not yet recognized is $186,000.  We expect to recognize this compensation expense over the next 3.50 years. Stock-based compensation cost for the three months ended June 30, 2014 was $17,000.

(13)  Net loss per common share

The Company began issuing Series A preferred stock September, 1, 2011, as described in note 9. The Series A preferred stock is anti-dilutive to the net loss per common share calculation at June 30, 2014 and dilutive at June 30, 2013. The Company has also issued warrants to purchase common stock in conjunction with the sale of convertible preferred stock, as discussed in note 9. The warrants are anti-dilutive at June 30, 2014 and 2013, and have not been included in the fully diluted net loss per common share calculation.

(14)  Commitments

The Company entered into an office lease with U.S. Bank National Association as the landlord. The lease was effective April 22, 2012 with a term through August 31, 2015. The lease is for 11,695 square feet of office space located at 220 South Sixth Street, Minneapolis, Minnesota. The Company is obligated to pay base rent plus common area maintenance and a share of the building operating costs. Rent expenses under this agreement were $101,000 and $98,000 during the six-month periods ended June 30, 2014 and 2013, respectively, and $49,000 and $50,000 during the three-month periods ended June 30, 2014 and 2013, respectively. Minimum lease payments under the lease agreement effective April 22, 2012 are as follows:

Six months ending December 31, 2014	52,000
2015	70,000
Total	$122,000

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

The following represents consolidating financial information as of June 30, 2014 and December 31, 2013, with respect to the financial position, and for the three months ended June 30, 2014 and 2013 with respect to results of operations and cash flows of Holdings and its subsidiaries. The parent column presents the financial information of Holdings, the primary obligor of the secured debentures. The guarantor subsidiary column presents the financial information of GWG Life, the guarantor subsidiary of the secured debentures, presenting its investment in DLP II and Trust under the equity method. The non-guarantor subsidiaries column presents the financial information of all non-guarantor subsidiaries including DLP II and Trust.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Balance Sheets

June 30, 2014	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated

A S S E T S
Cash and cash equivalents	$22,305,910	$754,045	$-	$-	$23,059,955
Restricted cash	-	565,000	2,245,432	-	2,810,432
Investment in life settlements, at fair value	-	-	267,895,692	-	267,895,692
Other assets	457,677	1,385,447	978,950	-	-
Investment in subsidiaries	161,418,051	190,380,058	-	(351,798,109)	2,822,074

TOTAL ASSETS	$184,181,638	$193,084,550	$271,120,074	$(351,798,109)	$296,588,153

L I A B I L I T I E S & S T O C K H O L D E R S’ E Q U I T Y (D E F I C I T)
LIABILITIES
Revolving credit facility	$-	$-	$79,000,000	$-	$79,000,000
Series I Secured notes payable	-	28,051,113	-	-	28,051,113
Renewable Secured Debentures	157,513,267	-	-	-	157,513,267
Interest payable	5,305,764	3,272,079	1,152,350	-	9,730,193
Accounts payable and other accrued expenses	783,445	343,308	587,665	-	1,714,418
Deferred taxes	5,403,604	-	-	-	5,403,604
TOTAL LIABILITIES	169,006,080	31,666,500	80,740,015	-	281,412,595

CONVERTIBLE, REDEEMABLE PREFERRED STOCK	25,309,946	-	-	-	25,309,946

STOCKHOLDERS’ EQUITY (DEFICIT)
Member capital	-	161,418,050	190,380,059	(351,798,109)	-
Common stock	9,124	-	-	-	9,124
Additional paid-in capital	2,782,932	-	-	-	2,782,932
Accumulated deficit	(12,926,444)	-	-	-	(12,926,444)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(10,134,388)	161,418,050	190,380,059	(351,798,109)	(10,134,388)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$184,181,638	$193,084,550	$271,120,074	$(351,798,109)	$296,588,153

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

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Operations

For the six months ended June 30, 2014	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Contract servicing fees	$-	$1,308,906	$-	$(1,308,906)	$-
Gain on life settlements, net	-	-	11,001,094	-	11,001,094
Interest and other income	12,929	169,976	63	(169,221)	13,747

TOTAL REVENUE	12,929	1,478,882	11,001,157	(1,478,127)	11,014,841

EXPENSES
Origination and servicing fees	-	-	1,308,906	(1,308,906)	-
Employee compensation and benefits	1,255,079	892,485	-	-	2,147,564
Legal and professional fees	723,106	103,233	-	-	826,339
Interest expense	8,691,989	1,572,269	2,670,333	-	12,934,591
Other expenses	1,106,635	734,138	194,232	(169,221)	1,865,784

TOTAL EXPENSES	11,776,809	3,302,125	4,173,471	(1,478,127)	17,774,278

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(11,763,880)	(1,823,243)	6,827,686	-	(6,759,437)

EQUITY IN INCOME OF SUBSIDIARY	5,004,443	6,827,686	-	(11,832,129)	-

NET INCOME BEFORE INCOME TAXES	(6,759,437)	5,004,443	6,827,686	(11,832,129)	(6,759,437)

INCOME TAX BENEFIT	(2,271,570)	-	-	-	(2,271,570)
NET LOSS	$(4,487,867)	$5,004,443	$6,827,686	$(11,832,129)	$(4,487,867)

For the six months ended June 30, 2013	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Contract servicing fees	$-	$1,814,202	$-	$(1,814,202)	$-
Gain on life settlements, net	-	-	16,073,601	-	16,073,601
Interest and other income	3,267,454	977,855	37,620	(840,935)	3,441,994

TOTAL REVENUE	3,267,454	2,792,057	16,111,221	(2,655,137)	19,515,595

EXPENSES
Origination and servicing fees	-	-	1,814,202	(1,814,202)	-
Employee compensation and benefits	2,213,056	788,287	-	-	3,001,343
Legal and professional fees	672,317	116,883	-	-	789,200
Interest expense	4,976,599	1,849,861	2,582,697	-	9,409,157
Other expenses	1,283,269	816,009	865,934	(840,935)	2,124,277

TOTAL EXPENSES	9,145,241	3,571,040	5,262,833	(2,655,137)	15,323,977

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(5,877,787)	(778,983)	10,848,388	-	4,191,618

EQUITY IN INCOME OF SUBSIDIARY	10,069,405	10,896,907	10,848,388	(20,966,312)	-

NET INCOME BEFORE INCOME TAXES	4,191,618	10,117,924	10,848,388	(20,966,312)	4,191,618

INCOME TAX EXPENSE	2,367,794	-	-	-	2,367,794
NET LOSS	$1,823,824	$10,117,924	$10,848,388	$(20,966,312)	$1,823,824

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Operations (continued)

For the three months ended June 30, 2014	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Contract servicing fees	$-	$342,850	$-	$(342,850)	$-
Gain on life settlements, net	-	-	5,484,889	-	5,484,889
Interest and other income	6,000	362	18	-	6,380

TOTAL REVENUE	6,000	343,212	5,484,907	(342,850)	5,491,269

EXPENSES
Origination and servicing fees	-	-	342,850	(342,850)	-
Employee compensation and benefits	664,495	514,324	-	-	1,178,819
Legal and professional fees	375,243	44,094	-	-	419,337
Interest expense	4,475,461	793,702	1,338,880	-	6,608,043
Other expenses	767,096	408,883	12,500	-	1,188,479

TOTAL EXPENSES	6,282,295	1,761,003	1,694,230	(342,850)	9,394,678

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(6,276,295)	(1,417,791)	3,790,667	-	(3,903,409)

EQUITY IN INCOME OF SUBSIDIARY	2,372,886	3,790,667	-	(6,163,563)	-

NET INCOME BEFORE INCOME TAXES	(3,903,409)	2,372,886	3,790,667	(6,163,563)	(3,903,409)

INCOME TAX BENEFIT	(1,316,712)	-	-	-	(1,316,712)
NET LOSS	$(2,586,697)	$2,372,886	$3,790,667	$(6,163,563)	$(2,586,697)

For the three months ended June 30, 2013	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Contract servicing fees	$-	$536,100	$-	$(536,100)	$-
Gain on life settlements, net	-	-	7,733,245	-	7,733,245
Interest and other income	3,259,362	841,286	14,610	(840,935)	3,274,323

TOTAL REVENUE	3,259,362	1,377,386	7,747,855	(1,377,035)	11,007,568

EXPENSES
Origination and servicing fees	-	-	536,100	(536,100)	-
Employee compensation and benefits	666,354	397,569	-	-	1,063,923
Legal and professional fees	272,794	79,116	-	-	351,910
Interest expense	2,655,430	942,686	1,343,826	-	4,941,942
Other expenses	649,112	429,520	853,435	(840,935)	1,091,132

TOTAL EXPENSES	4,243,690	1,848,891	2,733,361	(1,377,035)	7,448,907

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(984,328)	(471,505)	5,014,494	-	3,558,661

EQUITY IN INCOME OF SUBSIDIARY	4,543,289	5,014,494	-	(9,557,783)	-

NET INCOME BEFORE INCOME TAXES	3,558,961	4,542,989	5,014,494	(9,557,783)	3,558,661

INCOME TAX EXPENSE (BENEFIT)	1,802,271	(300)	-	-	1,801,971
NET LOSS	$1,756,690	$4,543,289	$5,014,494	$(9,557,783)	$1,756,690

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2014	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,487,867)	$5,004,443	$6,827,686	$(11,832,129)	$(4,487,867)
Adjustments to reconcile net loss to cash:
(Equity) loss of subsidiaries	(5,004,443)	(6,827,686)	-	11,832,129	-
Life settlements – change in fair value	-	-	(22,211,338)	-	(22,211,338)
Amortization of deferred financing and issuance costs	1,727,610	301,104	(321,050)		1,707,664
Deferred income taxes	(2,271,570)	-	-		(2,271,570)
Preferred stock issued for dividends	389,331
(Increase) in operating assets:
Other assets	(26,622,350)	(24,654,818)	(300,000)	50,328,249	(1,248,919)
Increase in operating liabilities:
Accounts payable and other accrued expenses	1,971,543	302,402	894,218	-	3,168,163
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(34,297,746)	(25,874,555)	(15,110,484)	50,328,249	(24,954,536)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	-	-	(10,879,435)	-	(10,879,435)
Proceeds from settlement of life settlements	-	-	68,500	-	68,500
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(10,810,935)	-	(10,810,935)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for redemption of Series I Secured notes payable	-	(1,538,924)	-	-	(1,538,924)
Proceeds from issuance of debentures	33,234,487	-	-	-	33,234,487
Payments for issuance costs and redemption of Renewable Secured Debentures	(9,322,411)	-	-	-	(9,322,411)
Proceeds from restricted cash	-	855,000	2,167,537	-	3,022,537
Payments for redemption of preferred stock	(20,056)	-	-	-	(20,056)
Issuance of member capital	-	26,574,367	23,753,882	(50,328,249)	-
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	23,892,020	25,890,443	25,921,419	(50,328,249)	25,375,633

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,405,723)	15,888	-	-	(10,389,838)

CASH AND CASH EQUIVALENTS
BEGINNING OF THE PERIOD	32,711,636	738,157	-	-	33,449,793

END OF THE PERIOD	$22,305,910	$754,045	$-	$-	$23,059,955

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidating Statements of Cash Flows (continued)

For the six months ended June 30, 2013	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,823,824	$10,117,924	$10,848,388	$(20,966,312)	$1,823,824
Adjustments to reconcile net income to cash:
Equity income of subsidiaries	(982,826)	(867,920)	-	1,850,746	-
(Gain) loss on life settlements	-	-	(18,943,905)	-	(18,943,905)
Amortization of deferred financing and issuance costs	737,959	434,431	758,490	-	1,930,880
Deferred income taxes	2,366,794	-	-	-	2,366,794
Preferred stock issued for dividends	261,937	-	-	-	261,937
(Increase) decrease in operating assets:
Other assets	(27,278,091)	(24,355,215)	(3,330,802)	51,349,976	(3,614,132)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued expenses	1,485,107	119,503	90,187	-	1,694,797
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(21,585,296)	(14,551,277)	(10,577,642)	32,234,410	(14,479,805)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	-	-	(12,885,993)	-	(12,885,993)
Proceeds from settlement of life settlements	-	-	2,872,152	-	2,872,152
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(10,013,841)	-	(10,013,841)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from revolving credit facility	-	-	8,000,000	-	8,000,000
Payments for redemption of Series I Secured notes payable	-	(3,930,876)	-	-	(3,930,876)
Proceeds from issuance of debentures	42,439,661	-	-	-	42,439,661
Payments from issuance of debentures	(2,140,704)	-	-	-	(2,140,704)
Payments from redemption of debentures	(3,195,867)	-	-	-	(3,195,867)
Proceeds (payments) from restricted cash	-	(752,800)	(1,617,975)	-	(2,370,775)
Issuance of member capital	-	18,024,952	14,209,458	(32,234,410)	-
Repurchase of common stock	(3,252,400)	-	-	-	(3,252,400)
Payments for redemption of preferred stock	(311,804)	-	-	-	(311,804)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	33,538,886	13,341,276	20,591,483	(32,234,410)	35,237,235

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,953,590	(1,210,001)	-	-	10,743,589

CASH AND CASH EQUIVALENTS
BEGINNING OF THE PERIOD	25,035,579	2,461,465	-	-	27,497,044

END OF THE PERIOD	$36,989,169	$1,251,464	$-	$-	$38,240,633

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidating Statements of Cash Flows (continued)

For the three months ended June 30, 2014	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,586,697)	$2,372,886	$3,790,677	$(6,163,563)	$(2,586,697)
Adjustments to reconcile net loss to cash:
(Equity) loss of subsidiaries	(2,372,886)	(3,790,677)	-	6,163,563	-
Life settlements – change in fair value	-	-	(10,852,425)	-	(10,852,425)
Amortization of deferred financing and issuance costs	880,374	134,158	339,475	-	1,354,007
Deferred income taxes	(1,316,712)	-	-	-	(1,316,712)
Preferred stock issued for dividends	196,991	-	-	-	196,991
(Increase) in operating assets:
Other assets	(10,674,637)	(9,406,461)	(300,000)	19,384,025	(997,073)
Increase in operating liabilities:
Accounts payable and other accrued expenses	1,257,758	72,959	559,620	-	1,890,337
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(14,615,809)	(10,617,135)	(6,462,653)	19,384,025	(12,311,572)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	-	-	(2,608,232)	-	(2,608,232)
Proceeds from settlement of life settlements	-	-	68,500	-	68,500
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(2,539,732)	-	(2,539,732)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for redemption of Series I Secured notes payable	-	(670,621)	-	-	(670,621)
Proceeds from issuance of debentures	14,868,830	-	-	-	14,868,830
Payments for issuance costs and redemption of Renewable Secured Debentures	(4,393,523)	-	-	-	(4,393,523)
Proceeds from restricted cash	-	(215,000)	258,330	-	43,330
Issuance of member capital	-	10,639,970	8,744,055	(19,384,025)	-
Payments for redemption of preferred stock	(20,056)	-	-	-	(20,056)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	10,455,251	9,754,349	9,002,385	(19,384,025)	9,827,960

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,160,558)	(862,786)	-	-	(5,023,344)

CASH AND CASH EQUIVALENTS
BEGINNING OF THE PERIOD	26,466,468	1,616,831	-	-	28,083,299

END OF THE PERIOD	$22,305,910	$754,045	$-	$-	$23,059,955

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidating Statements of Cash Flows (continued)

For the three months ended June 30, 2013	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,756,690	$4,543,289	$5,014,494	$(9,557,783)	$1,756,690
Adjustments to reconcile net income to cash:
Equity income of subsidiaries	4,543,289	5,014,494	-	(9,557,783)	-
(Gain) loss on life settlements	-	-	(7,449,180)	-	(7,449,180)
Amortization of deferred financing and issuance costs	344,482	161,926	330,725	-	837,133
Deferred income taxes	1,802,920	-	-	-	1,802,920
Preferred stock issued for dividends	178,235	-	-	-	178,235
(Increase) decrease in operating assets:
Other assets	(13,002,552)	(13,654,889)	(4,000,000)	26,493,437	4,164,004
Increase (decrease) in operating liabilities:
Accounts payable and other accrued expenses	639,763	(12,024)	(225,000)	-	402,739
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(3,737,173)	(3,947,204)	(6,328,961)	7,377,871	(6,635,467)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	-	-	(2,972,944)	-	(2,972,944)
Proceeds from settlement of life settlements	-	-	1,382,152	-	1,382,152
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(1,590,792)	-	(1,590,792)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for redemption of Series I Secured notes payable	-	(2,423,052)	-	-	(2,423,052)
Proceeds from issuance of debentures	18,588,867	-	-	-	18,588,867
Payments from issuance of debentures	(768,249)	-	-	-	(768,249)
Payments from redemption of debentures	(2,265,054)	-	-	-	(2,265,054)
Proceeds (payments) from restricted cash	-	(2,222,476)	4,382,809	-	2,160,333
Issuance of member capital	-	3,840,927	3,536,944	(7,377,871)	-
Repurchase of common stock	(3,252,400)	-	-	-	(3,252,400)
Payments for redemption of preferred stock	(125,135)	-	-	-	(125,135)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	12,178,029	(804,601)	7,919,753	(7,377,871)	11,915,310

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,440,856	(4,751,805)	-	-	3,689,051

CASH AND CASH EQUIVALENTS
BEGINNING OF THE PERIOD	28,548,313	6,003,269	-	-	34,551,582

END OF THE PERIOD	$36,989,169	$1,251,464	$-	$-	$38,240,633

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

	June 30,	December 31,
	2014	2013
Life insurance company	%	%

Company A	15.72	16.58
Company B	10.95	11.34

The following summarizes the number of insurance contracts held in specific states exceeding 10% of the total face value held by the Company:

	June 30,	December 31,
	2014	2013
State of residence	%	%

California	28.72	28.14
Florida	17.30	15.59
New York	10.03	10.65

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with the consolidated financial statements and accompanying notes and the information contained in other sections of this report. This discussion and analysis is based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The statements in this discussion and analysis and elsewhere in this report, concerning expectations regarding our future performance, liquidity and capital resources, as well as other non-historical statements, are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties.  Our actual results could differ materially from those suggested or implied by any forward-looking statements.

Overview

We are engaged in providing financial services in the emerging secondary market for life insurance policies. Our financial service offerings are targeted towards consumers owning life insurance who can benefit from the actuarial value of their life insurance policy. To date, our primary financial service has been to offer consumers the ability to sell their policy for cash.  In addition, we have offered investors the opportunity to participate in our business through a series of debt offerings.  We are in the process of expanding the services we offer consumers who own life insurance by offering them options such as to retain a portion of their policy benefits or to exchange their life insurance for a more desirable asset.  All of the services we offer are based upon acquiring, or otherwise financing, life insurance policy benefits from consumers in the secondary market at a discount to the face value of the insurance benefit. Once we purchase or finance a policy benefit at a discount, we continue paying the policy premiums in order to ultimately collect the face value of the insurance benefit. We seek to hold the policies to maturity, in order to ultimately collect the policy’s benefit upon the insured’s mortality. Our strategy is to build a profitable (purchased at discounts sufficient to provide a positive return on investment) and large (greater than 300 lives) portfolio of policies that are well diversified in terms of insurance carriers and the mortality profiles of insureds. We believe that diversification among insurers, mortality profiles, and medical conditions will lower our overall risk exposure, and that a larger number of policies (diversification in overall number) will provide our portfolio with greater actuarial stability.

In the first six months of 2014, we recognized $231,000 of revenue from the receipt of $300,000 in policy benefits. In addition, we recognized revenue from the change in fair value of our life insurance policies, net of premiums and carrying costs, of $10,770,000. Interest expense, including amortization of the deferred financing costs and preferred stock dividends, was $12,935,000 for the six months ended June 30, 2014, and selling, general and administrative expenses for the six months ended June 30, 2014 were $4,840,000. Income tax benefit for the six months ended June 30, 2014 was $2,272,000. Our net loss for the six months ended June 30, 2014 was $4,488,000.

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

In determining life expectancy estimates, we generally use actuarial medical reviews from independent medical underwriters. These medical underwriters summarize the health of the insured by reviewing historical and current medical records. The medical underwriters evaluate the health condition of the insured in order to produce an estimate of the insured’s mortality—a life expectancy report. In the case of a small face policy ($1 million face value or less), we may use one life expectancy report or estimate life expectancy based on a modified methodology which does not use actuarial medical reviews from independent medical underwriters. The life expectancy estimate represents a range of probabilities for the insured’s mortality against a group of cohorts with the same age, sex and smoking status. These mortality probabilities represent a mathematical curve known as a mortality curve, which is then used to generate a series of expected cash flows from the life insurance policy over the expected lifespan of the insured. A discount rate is used to calculate the net present value of the expected cash flows. The discount rate represents the internal rate of return we expect to earn on investments in a policy or in the portfolio as a whole at the stated fair value. The discount rate used to calculate fair value of our portfolio incorporates the guidance provided by ASC 820, Fair Value Measurements and Disclosures. Many of our current underwriting review processes, including our policy of obtaining actuarial medical reviews from independent medical underwriters as described above, are undertaken in satisfaction of obligations under our revolving credit facility. As a result, we may in the future modify our underwriting review processes if permitted under our borrowing arrangements.

The table below provides the discount rate used to estimate the fair value of the life insurance policies for the period ending:

June 30, 2014	December 31, 2013
11.56%	11.69%

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

We engaged a third party, Model Actuarial Pricing Systems (MAPS), to prepare a third-party valuation of our life settlement portfolio. MAPS owns and maintains the portfolio pricing software we use. MAPS processed policy data, future premium data, life expectancy estimate data, and other actuarial information we supply to calculate a net present value for our portfolio using the specified discount rate of 11.56%. MAPS independently calculated the net present value of our portfolio of 289 policies to be $267,895,692, which is the same fair value estimate we used on the balance sheet as of June 30, 2014, and furnished us with a letter documenting its calculation. A copy of such letter is filed as Exhibit 99.1 to this report.

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

Results of Operations — Three and Six Months Ended June 30, 2014 Compared to the Same Periods in 2013

The following is our analysis of the results of operations for the periods indicated below.  This analysis should be read in conjunction with our consolidated financial statements and related notes.

Revenue.  Revenue recognized from the receipt of policy benefits was $231,000 during both three and six months ended June 30, 2014.  Revenue recognized from the receipt of policy benefits was $5,218,000 and $7,728,000 during the three and six months ended June 30, 2013, respectively.  Revenue recognized from the change in fair value of our life insurance policies, net of premiums and carrying costs, was $5,253,000 and $10,770,000 for the three and six months ended June 30, 2014, respectively and $2,515,000 and $8,346,000 for the three and six months ended June 30, 2013, respectively. During the six-month period ended June 30, 2013, we purchased a higher volume of life insurance policies than we did during the same period in 2014. The change in fair value related to new policies acquired during the three and six month periods ended June 30, 2014 was $1,595,000 and $6,559,000 respectively, and $2,471,000 and $8,770,000 for those acquired during the three-month and six-month periods ended June 30, 2013, respectively.  In each case, the increases in fair value were due to changes in the discount rates we use to calculate the net present value of cash flows expected from our portfolio of life insurance policies, change in fair value of policies acquired during the period, and aging of the policies. Decreases in fair value were due to changes in life expectancy estimates. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance companies that issued the life insurance policies in our portfolio and our estimate of the risk premium an investor would require to receive the future cash flows from our portfolio of life insurance policies. The discount rate used to estimate the fair value of the life insurance policies we own was 11.56% as of June 30, 2014, compared to 11.84% as of June 30, 2013. The decrease in discount rate was due to changes in a variety of factors in our fair value methodology. The carrying value of policies acquired during each quarterly reporting period are adjusted to their current fair value using the fair value discount rate applied to the portfolio as of that reporting date.

Expenses. Interest expense, including amortization of the deferred financing costs as well as preferred stock dividends, were $6,608,000 and $12,935,000 during the three and six months ended June 30, 2014, compared to $4,942,000 and $9,409,000 during the same periods of 2013, increases of $1,666,000 and $3,526,000, respectively. The increase was due the increased debt outstanding that went up from $210,157,000 at June 30, 2013 to $268,603,000 at June 30, 2014.  Selling, general, and administrative expenses were $2,787,000 and $4,840,000 during the three and six months ended June 30, 2014, compared to $2,507,000 and $5,915,000 during the same periods of 2013, an increase of $280,000 and a decrease of $1,075,000, respectively.  The decrease is mostly due to $825,000 in discretionary bonuses equal to the tax effect of the conversion from an LLC to a corporation, paid to the original LLC members in the first quarter of 2013.  The payments under our  incentive compensation plan were also higher in the first quarter of 2013 compared to those in the same period of 2014 due to higher volume of life insurance contracts purchased.

Income Tax Expense.  For the three and six months ended June 30, 2014, we had a loss of $3,903,000 and $6,759,000 before income taxes and recorded income tax benefit of $1,317,000 and $2,272,000, respectively, or 33.7% and 33.6%, respectively.  In the same periods of 2013, we had $3,559,000 and $4,192,000 income before income taxes and recognized an income tax expense of $1,802,000 and $2,368,000, respectively, or 50.6% and 56.5%, respectively.  The primary differences between our effective tax rate and the statutory federal rate are the accrual of preferred stock dividend expense, state taxes, and other non-deductible expenses. Excluding the impact of the dividends and other permanent differences, the effective tax rate for the three and six months ended June 30, 2014 and 2013 would have been 43.8% and 40.5%, respectively.

The following table provides a reconciliation of our income tax expense at the statutory federal tax rate to our actual income tax expense:

	Three Months Ended			Six Months Ended			Three Months Ended		Six Months Ended
Six months ended:	June 30, 2014			June 30, 2014			June 30, 2013		June 30, 2013
Statutory federal income tax	$(1,327,000)	34.0%		$(2,298,000)	34.0%		$1,210,000	34.0%	$1,425,000	34.0%
State income taxes, net of federal benefit	(209,000)	5.4%		(352,000)	5.2%		271,000	7.6%	356,000	8.5%
Series A preferred stock dividends	218,000	(5.6	) %	434,000	(6.4	) %	214,000	6.0%	430,000	10.2%
Other permanent differences	1,000	(0.1	) %	(56,000)	0.8%		107,000	3.0%	157,000	3.8%
Total income tax expense	$(1,317,000)	33.7%		$(2,272,000)	33.6%		$1,802,000	50.6%	$2,368,000	56.5%

The most significant temporary differences between GAAP net income and taxable net income are the treatment of interest costs with respect to the acquisition of the life insurance policies and revenue recognition with respect to the mark-to-market of life insurance portfolio.

Liquidity and Capital Resources

We finance our business through a combination of policy benefit revenues, origination fees, equity offerings, debt offerings, and a credit facility. We have used our debt offerings and credit facility primarily for policy acquisition, policy servicing and portfolio related financing expenditures. We charge an intercompany origination fee in the amount of one to four percent of the face value of a life insurance policy’s benefit when we acquire the related life insurance policy. The origination fee we charge is included in the total purchase price we pay for a life insurance policy for purposes of our valuation and expected internal rate of return calculations, but is not netted against the purchase price we pay to a seller of an insurance policy. We generated cash flows of $343,000 and $1,309,000 from origination fees during the three and six months ended June 30, 2014, and $536,000 and $1,814,000 during the same periods in 2013. Profit from intra-company origination fees for life insurance policies retained by the Company are eliminated from our consolidated statements of operations. As such, the origination fees collected under our life insurance policy financing arrangements are reflected in our consolidated statements of cash flows as cash flows from financing activities as they are received form of borrowings used to finance the acquisition of life insurance policies. Our revolving bank line allows DLP II to borrow the funds necessary to pay origination fees to GWG Life. Our borrowing agreements allow us to use net proceeds of the Renewable Secured Debentures for policy acquisition, which includes origination fees. If the policy acquisition is not financed, no fees are included in the consolidated cash flows. See “Cash Flows” below for further information. We determine the purchase price of life insurance policies in accordance with ASC 325-30,  Investments in Insurance Contracts, using the fair value method. Under the fair value method, the initial investment is recorded at the transaction price. Because the origination fees are paid from a wholly owned subsidiary to the parent company, these fees are not included in the transaction price as reflected in our consolidated financial statements. For further discussion on our accounting policies for life settlements, please refer to note 1 to our consolidated financial statements.

As of June 30, 2014, we had approximately $28.9 million in combined available cash and available borrowing base surplus capacity under our revolving credit facility for the purpose of purchasing additional life insurance policies, paying premiums on existing policies, paying portfolio servicing expenses, and paying principal and interest on our outstanding financing obligations.

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

In June 2011, we registered a $250.0 million debt offering of our Renewable Secured Debentures with the SEC, which registration became effective on January 31, 2012. Through June 30, 2014, the total amount of Renewable Secured Debentures sold, including renewals, is $198.0 million. As of June 30, 2014, we had approximately $161.0 million in principal amount of Renewable Secured Debentures outstanding.

Additionally, our wholly owned subsidiary GWG Life issued Series I Secured notes beginning in November 2009 on a private placement basis to accredited investors only. As of June 30, 2014, we had approximately $28.6 million in principal amount of Series I Secured notes outstanding. This offering was closed in November 2011.

The weighted-average interest rate of our outstanding Series I Secured notes as of June 30, 2014 and December 31, 2013 was 8.36% and 8.35%, respectively, and the weighted-average maturity at those dates was 2.06 and 2.49 years, respectively. The Series I Secured notes have renewal features. Since we first issued our Series I Secured notes, we have experienced $129,108,000 in maturities, of which as of June 30, 2014 $100,064,000 has renewed for an additional term. This has provided us with an aggregate renewal rate of approximately 77% for investments in our subsidiary secured notes. Future contractual maturities of Series I Secured notes payable at June 30, 2014 are:

Years Ending December 31,
Six months ending December 31, 2014	$4,586,000
2015	10,718,000
2016	8,092,000
2017	4,428,000
2018	754,000
Thereafter	64,000
$28,642,000

The weighted-average interest rate of our outstanding Renewable Secured Debentures as of June 30, 2014 and December 31, 2013 was 7.51% and 7.53%, respectively, and the weighted average maturity at those dates was 3.60 and 3.69 years, respectively. Our Renewable Secured Debentures have renewal features. Since we first issued our Renewable Secured Debentures, we have experienced $37,069,000 in maturities, of which as of June 30, 2014 $23,048,000 has renewed for an additional term. This has provided us with an aggregate renewal rate of approximately 62% for investments in our Renewable Secured Debentures. Future contractual maturities of Renewable Secured Debentures at June 30, 2014 are:

Years Ending December 31,
Six months ending December 31, 2014	$27,838,000
2015	47,254,000
2016	37,660,000
2017	16,949,000
2018	8,314,000
Thereafter	22,946,000
$160,961,000

The Renewable Secured Debentures and Series I Secured notes are secured by all our assets, and are subordinate to our revolving credit facility with Autobahn/DZ Bank. The Renewable Secured Debentures and Series I Secured notes are pari passu with respect to our assets pursuant to an inter-creditor agreement (see notes 7 and 8 to our consolidated financial statements).

We maintain a $100 million revolving credit facility with Autobahn/DZ Bank through GWG Life’s wholly owned subsidiary DLP II. As of June 30, 2014 and December 31, 2013 we had $79.0 million outstanding under the revolving credit facility and maintained an available borrowing base surplus of $5.8 and $3.9 million, respectively (see note 6 to our consolidated financial statements).

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

Capital expenditures have historically not been material and we do not anticipate making material capital expenditures in 2013 or beyond.

Debt Financings Summary

We had the following outstanding debt balances as of June 30, 2014:

Issuer/Borrower	Principal Amount Outstanding	Weighted Average Interest Rate
GWG Holdings, Inc. - Renewable Secured Debentures	$160,961,000	7.51%
GWG Life Settlements, LLC -Series I Secured notes	28,642,000	8.36%
GWG DLP Funding II, LLC - Revolving credit facility	79,000,000	6.19%
Total	$268,603,000	7.21%

Our total credit facility and other indebtedness balance as of June 30, 2014 and December 31, 2013 was $268,603,000 and $243,635,000, respectively. At June 30, 2014, the total outstanding face amount under our Series I Secured notes outstanding was $28,642,000, less unamortized selling costs of $591,000, resulting in a carrying amount of $28,051,000. At December 31, 2013, the total outstanding face amount under our Series I Secured notes outstanding was $29,744,000, less unamortized selling costs of $469,000, resulting in a carrying amount of $29,275,000. At June 30, 2014, the total outstanding face amount of Renewable Secured Debentures was $160,961,000 plus $1,973,000 of subscriptions in process, less unamortized selling costs of $5,421,000, resulting in a carrying amount of $157,513,000. At December 31, 2013, the total outstanding face amount of Renewable Secured Debentures outstanding was $134,891,000 plus $1,902,000 of subscriptions in process, less unamortized selling costs of $5,147,000, resulting in a carrying amount of $131,646,000. At June 30, 2014, the fair value of our investments in life insurance policies of $267,896,000 plus our cash balance of $23,060,000 and our restricted cash balance of $2,810,000, totaled $293,766,000, representing an excess of portfolio assets over secured indebtedness of $25,163,000. At December 31, 2013, the fair value of our investments in life insurance policies of $234,673,000 plus our cash balance of $33,450,000 and our restricted cash balance of $5,833,000, totaled $273,956,000, representing an excess of portfolio assets over secured indebtedness of $30,321,000. The Renewable Secured Debentures and Series I Secured notes are secured by all our assets and are subordinate to our revolving credit facility with Autobahn/DZ Bank. The Renewable Secured Debentures and Series I Secured notes are pari passu with respect to shared collateral pursuant to an inter-creditor agreement.

The following forward-looking table seeks to illustrate the impact of the sale of our portfolio of life insurance assets at various discount rates in order to satisfy our debt obligations as of June 30, 2014. In all cases, the sale of the life insurance assets owned by DLP II will be used first to satisfy all amounts owing under the revolving credit facility with Autobahn/ DZ Bank. The net sale proceeds remaining after satisfying all obligations under the revolving credit facility would be applied to Renewable Secured Debentures and Series I Secured notes on a pari passu basis.

Portfolio Discount Rate	10%	12%	13%	14%
Value of portfolio	$289,810,000	$262,199,000	$249,964,000	$238,638,000
Cash and cash equivalents	25,870,000	25,870,000	25,870,000	25,870,000
Total assets	315,680,000	288,069,000	275,834,000	264,508,000
Revolving credit facility Autobahn/DZ Bank	79,000,000	79,000,000	79,000,000	79,000,000
Net after revolving credit facility	236,680,000	209,069,000	196,834,000	185,508,000
Series I Secured notes and Renewable Secured Debentures	189,603,000	189,603,000	189,603,000	189,603,000
Net after Series I Secured notes and Renewable Secured Debentures	47,077,000	19,466,000	7,231,000	(4,095,000)
Impairment to Series I Secured notes and Renewable Secured Debentures	No impairment	No impairment	No impairment	Impairment

The table illustrates that our ability to fully satisfy amounts owing under the Renewable Secured Debentures and Series I Secured notes would likely be impaired upon the sale of all our life insurance assets at a price equivalent to a discount rate of approximately 13.63% or higher. The discount rates used to calculate the fair value of our portfolio for mark-to-market accounting were 11.56% and 11.69% as of June 30, 2014 and December 31, 2013, respectively. The table does not include any allowance for transactional fees and expenses associated with a portfolio sale (which expenses and fees could be substantial), and is provided to demonstrate how various discount rates used to value our portfolio could affect our ability to satisfy amounts owing under our debt obligations, in light of our senior secured lender’s right to priority payments. You should read the above table in conjunction with the information contained in other sections of this report, including our discussion of discount rates included under the “—Critical Accounting Policies – Valuation of Insurance Policies” caption above. This discussion and analysis is based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The forward-looking presentation above is subject to numerous risks and uncertainties. Our actual results could differ materially from those suggested or implied by the above table. Please see the caption “Risk Relating to Forward-Looking Statements” above.

On May 29, 2014 Holdings, together with GWG Life and DLPII, entered into an Amendment No. 1 to Amended and Restated Credit and Security Agreement with Autobahn and DZ Bank (as committed lender and Agent). The amendment was entered into for the purpose of extending the maturity date for borrowings under the agreement to December 31, 2016.

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

Quarter End Date	Portfolio Face Amount	12-Month Trailing Benefits Collected	12-Month Trailing Premiums Paid	12-Month Trailing Benefits/Premium Coverage Ratio
March 31, 2012	$482,455,000	$4,203,000	$14,977,000	28.06%
June 30, 2012	489,255,000	8,703,000	15,412,000	56.47%
September 30, 2012	515,661,000	7,833,000	15,837,000	49.46%
December 31, 2012	572,245,000	7,350,000	16,597,000	44.28%
March 31, 2013	639,755,000	11,350,000	18,044,000	62.90%
June 30, 2013	650,655,000	13,450,000	19,182,000	70.11%
September 30, 2013	705,069,000	18,450,000	20,279,000	90.98%
December 31, 2013	740,648,000	16,600,000	21,733,000	76.38%
March 31, 2014	771,940,000	12,600,000	21,930,000	57.46%
June 30, 2014	784,652,000	6,300,000	22,598,000	27.88%

We believe that the portfolio cash flow results set forth above represent our general investment thesis: that the life insurance policy benefits we receive will continue to increase over time in relation to the premiums we are required to pay on the remaining polices in the portfolio. Nevertheless, we expect that our portfolio cash flow results will remain inconsistent until such time we achieve our goal of acquiring a larger, more diversified portfolio of life insurance policies in order to obtain more normalized actuarial results. For example, we had expected to receive a greater amount of insurance benefits for the periods ended December 31, 2013 and June 30, 2014 than we actually experienced. As our receipt of life insurance policy benefits increase, we expect to begin servicing and paying down our outstanding indebtedness, or alternatively purchasing additional life insurance policies, from these cash flows. As indicated above under “Liquidity and Capital Resources,” we presently expect that by 2015, the cash inflows from the receipt of policy benefits will exceed the premium obligations on the remaining life insurance policies held within the portfolio as of December 31, 2013. See “Business—Portfolio Management.”

The amount of payments for anticipated premiums and servicing costs that we will be required to make over the next five years to maintain our current portfolio, assuming no mortalities, is set forth in the table below.

Year	Premiums and Servicing
Six months ending December 31, 2014	$12,560,000
2015	27,040,000
2016	29,749,000
2017	33,194,000
2018	36,113,000
Total	$138,656,000

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

Nine months ending December 31, 2014	$52,000
2015	$70,000
Total	$122,000

Credit Risk

We review the credit risk associated with our portfolio of life insurance policies when estimating its fair value. In evaluating the policies’ credit risk we consider insurance company solvency, credit risk indicators, economic conditions, ongoing credit evaluations, and company positions. We attempt to manage our credit risk related to life insurance policies typically by purchasing policies issued only from companies with an investment grade credit rating by either Standard & Poor’s, Moody’s, or A.M. Best Company. As of June 30, 2014, 99.08% of our life insurance policies, by face value benefits, were issued by companies that maintained an investment grade rating (BBB or better) by Standard & Poor’s.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
GAAP net income	$(2,587,000)	$1,757,000	$(4,488,000)	$1,824,000
Unrealized fair value gain (1)	(10,852,000)	(7,449,000)	(22,211,000)	(18,944,000)
Adjusted cost basis increase (2)	10,777,000	8,641,000	22,174,000	18,897,000
Accrual of unrealized actuarial gain (3)	7,822,000	5,165,000	15,127,000	10,198,000
Total adjusted non-GAAP income (4)	$5,160,000	$8,114,000	$10,602,000	$11,975,000

(1)	Reversal of unrealized fair value gain of life insurance policies for current period.
(2)	Adjusted cost basis is increased to include those acquisition and servicing expenses which are not capitalized by GAAP.
(3)	Accrual of actuarial gain at expected internal rate of return based on investment cost basis for the period.
(4)	We must maintain an annual positive consolidated net income, calculated on a non-GAAP basis, to maintain compliance with our revolving credit facility with DZ Bank/Autobahn.

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

	As of June 30, 2014	As of December 31, 2013
GAAP net worth (1)	$15,176,000	$19,231,000
Less intangible assets (2)	(7,481,000)	(6,068,000)
GAAP tangible net worth	7,695,000	13,163,000
Unrealized fair value gain (3)	(136,955,000)	(114,744,000)
Adjusted cost basis increase (4)	128,291,000	106,201,000
Accrual of unrealized actuarial gain (5)	64,794,000	49,666,000
Total adjusted non-GAAP tangible net worth (6)	$63,825,000	$54,286,000

(1)	Includes termination of redeemable member’s interest prior to corporate conversion and preferred stock classified as temporary equity.
(2)	Unamortized portion of deferred financing costs and pre-paid insurance.
(3)	Reversal of cumulative unrealized fair value gain or loss of life insurance policies.
(4)	Adjusted cost basis is increased by acquisition and servicing expenses which are not capitalized under GAAP.
(5)	Accrual of cumulative actuarial gain at expected internal rate of return based on investment cost basis.
(6)	We must maintain a total adjusted non-GAAP tangible net worth of $15 million to maintain compliance with our revolving credit facility with DZ Bank/Autobahn.

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

	As of March 31, 2014	As of December 31, 2013
Weighted-average expected IRR (1)	12.04%	12.21%
Weighted-average revolving credit facility interest rate (2)	6.19%	6.19%
Excess spread (3)	5.85%	6.02%
Total weighted-average interest rate on indebtedness for borrowed money (4)	7.21%	7.20%
Total excess spread	4.83%	5.01%

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

Investment Cost Basis	As of June 30, 2014	As of December 31, 2013
GAAP fair value	$267,896,000	$234,673,000
Unrealized fair value gain (A)	(136,955,000)	(114,744,000)
Adjusted cost basis increase (B)	128,291,000	106,201,000
Investment cost basis (C)	$259,232,000	$226,130,000

	(A)	This represents the reversal of cumulative unrealized GAAP fair value gain of life insurance policies.
	(B)	Adjusted cost basis is increased to include those acquisition and servicing expenses that are not capitalized by GAAP.
	(C)	This is the full cash investment cost basis in life insurance policies from which our expected internal rate of return is calculated.
(2)	This is the weighted-average revolving credit relating to our revolving credit facility interest rate as of the measurement date.
(3)	We must maintain an excess spread of 2.00% relating to our revolving credit facility to maintain compliance under such facility.
(4)	Represents the weighted-average interest rate paid on all outstanding indebtedness as of the measurement date, determined as follows:

Outstanding Indebtedness	As of June 30, 2014	As of December 31, 2013
Revolving credit facility	$79,000,000	$79,000,000
Series I Secured notes	28,642,000	29,744,000
Renewable Secured Debentures	160,961,000	134,891,000
Total	$268,603,000	$243,635,000

Interest Rates on Indebtedness
Revolving credit facility	6.19%	6.19%
Series I Secured notes	8.36%	8.35%
Renewable Secured Debentures	7.51%	7.53%
Weighted-average interest rates on indebtedness	7.21%	7.20%

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

	As of June 30, 2014	As of December 31, 2013
Life insurance portfolio policy benefits	$784,652,000	$740,648,000
Discount rate of future cash flows	7.21%	7.20%
Net present value of Life insurance portfolio policy benefits	$336,987,000	$302,761,000
Cash and cash equivalents	25,870,000	39,283,000
Total Coverage	362,857,000	332,044,000

Revolving credit facility	79,000,000	79,000,000
Series I Secured notes	28,642,000	29,744,000
Renewable Secured Debentures	160,961,000	134,891,000
Total Indebtedness	$268,603,000	$243,635,000

Debt Coverage Ratio	74.02%	71.23%
Subordination Ratio	21.77%	23.10%

As of June 30, 2014, we were in compliance with both the debt coverage ratio and the subordination ratio as required under our related financing agreements for Renewable Secured Debentures and Series I Secured notes.

Our Portfolio

Our portfolio of life insurance policies, owned by our subsidiaries as of June 30, 2014, is summarized below:

Life Insurance Portfolio Summary

Total portfolio face value of policy benefits	$784,652,000
Average face value per policy	$2,715,000
Average face value per insured life	$3,006,000
Average age of insured (yrs.) *	82.5
Average life expectancy estimate (yrs.) *	6.85
Total number of policies	289
Number of unique lives	261
Demographics	67% Males; 33% Females
Number of smokers	3 insureds are smokers
Largest policy as % of total portfolio	1.27%
Average policy as % of total portfolio	0.35%
Average Annual Premium as % of face value	3.21%

*  Averages presented in the table are weighted averages.

Our portfolio of life insurance policies, owned by our subsidiaries as of June 30, 2014, organized by the insured’s current age and the associated policy benefits, is summarized below:

Distribution of Policy Benefits by Current Age of Insured

Min Age	Max Age	Policy Benefits	Weighted Average Life Expectancy (yrs.)	Distribution
65	69	$9,156,000	7.84	1.17%
70	74	48,617,000	9.16	6.20%
75	79	169,198,000	8.46	21.56%
80	84	300,764,000	7.28	38.33%
85	89	226,596,000	4.96	28.88%
90	95	30,321,000	3.70	3.86%
Total		$784,652,000	6.85	100.00%

Our portfolio of life insurance policies, owned by our subsidiaries as of June 30, 2014, organized by the insured’s current age and number of policies owned, is summarized below:

Distribution of Policies by Current Age of Insured

Min Age	Max Age	Policies	Weighted Average Life Expectancy (yrs.)	Distribution
65	69	8	7.84	2.77%
70	74	20	9.16	6.92%
75	79	56	8.46	19.38%
80	84	105	7.28	36.33%
85	89	87	4.96	30.10%
90	95	13	3.70	4.50%
Total		289	6.85	100.00%

Our portfolio of life insurance policies, owned by our subsidiaries as of June 30, 2014, organized by the insured’s estimated life expectancy estimates and associated policy benefits, is summarized below:

Distribution of Policy Benefits by Current Life Expectancies of Insured

Min LE (Months)	Max LE (Months)	Policy Benefits	Distribution
144	167	$9,000,000	1.15%
120	143	99,656,000	12.70%
96	119	143,774,000	18.32%
72	95	210,583,000	26.84%
48	71	219,773,000	28.01%
16	47	101,866,000	12.98%
Total		$784,652,000	100.00%

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

Our portfolio of life insurance policies, owned by our subsidiaries as of June 30, 2014, organized by the primary disease categories of the insured and associated policy benefits, is summarized below:

Distribution of Policy Benefits by Primary Disease Category

Primary Disease Category	Policy Benefits	Distribution
Cancer	$57,450,000	7.32%
Cardiovascular	141,876,000	18.08%
Cerebrovascular	21,960,000	2.80%
Dementia	62,699,000	7.99%
Diabetes	63,617,000	8.11%
Multiple	196,059,000	24.99%
Neurological Disorders	15,840,000	2.02%
No Disease	94,468,000	12.04%
Other	89,483,000	11.40%
Respiratory Diseases	41,200,000	5.25%
Total Policy Benefits	$784,652,000	100.00%

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

As of June 30, 2014, 99.08% of insurance companies in our portfolio hold an investment-grade rating by Standard & Poor’s (BBB- or better), and the face value of policy benefits issued by one life insurance company with in the portfolio was 15.72%. Of the 44 insurance companies that insure the policies we own, ten companies insure approximately 72.66% of total face value of insurance benefits and the remaining 34 insurance companies insure the remaining approximately 27.34% of total face value of insurance benefits. The concentration risk of our ten largest insurance company holdings as of June 30, 2014 is set forth in the table below.

Rank	Policy Benefits	Percentage of Policy Benefit Amt.	Insurance Company	Ins. Co. S&P Rating
1	$123,380,000	15.72%	AXA Equitable Life Insurance Company	A+
2	$85,920,000	10.95%	John Hancock Life Insurance Company (U.S.A)	AA-
3	$73,920,000	9.42%	Transamerica Life Insurance Company	AA-
4	$58,769,000	7.49%	Jefferson-Pilot Life Insurance Company	AA-
5	$56,215,000	7.16%	ING Life Insurance and Annuity Company	A-
6	$43,550,000	5.55%	American General Life Insurance Company	A+
7	$42,735,000	5.45%	Massachusetts Mutual Life Insurance Company	AA+
8	$30,500,000	3.89%	Pacific Life Insurance Company	A+
9	$28,450,000	3.63%	West Coast Life Insurance Company	AA-
10	$26,661,000	3.40%	Metropolitan Life Insurance Company	AA-

Life Insurance Portfolio Detail
(as of June 30, 2014)

	Face Amount	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
1	$4,000,000	M	93	38.1	MetLife Investors USA Insurance Company	AA-
2	$1,100,000	M	93	32.4	ING Life Insurance and Annuity Company	A-
3	$1,770,726	F	93	36.4	Aviva Life Insurance Company	A-
4	$3,200,000	M	93	63.8	West Coast Life Insurance Company	AA-
5	$1,000,000	F	92	42.6	Transamerica Life Insurance Company	AA-
6	$250,000	M	91	25.5	Transamerica Life Insurance Company	AA-
7	$2,500,000	M	90	27.2	Columbus Life Insurance Company	AA
8	$3,000,000	M	90	56.4	West Coast Life Insurance Company	AA-
9	$500,000	M	90	22.9	John Hancock Life Insurance Company (U.S.A)	AA-
10	$5,000,000	F	90	60.9	American General Life Insurance Company	A +
11	$2,000,000	F	90	22.0	Pruco Life Insurance Company	AA-
12	$5,000,000	F	90	41.2	John Hancock Life Insurance Company (U.S.A)	AA-
13	$1,000,000	F	90	38.4	Protective Life Insurance Company	AA-
14	$1,682,773	F	89	59.4	Hartford Life and Annuity Insurance Company	BBB+
15	$5,000,000	M	89	39.6	John Hancock Life Insurance Company (U.S.A)	AA-
16	$3,100,000	F	89	42.0	Lincoln Benefit Life Company	BBB+
17	$1,500,000	F	89	74.2	Jefferson-Pilot Life Insurance Company	AA-
18	$1,000,000	M	89	34.9	State Farm Life Insurance Company	AA-
19	$3,000,000	F	89	41.6	Jefferson-Pilot Life Insurance Company	AA-
20	$500,000	F	89	34.1	Genworth Life Insurance Company	A-
21	$1,000,000	F	89	34.1	Genworth Life Insurance Company	A-
22	$1,000,000	F	89	34.1	Genworth Life Insurance Company	A-
23	$500,000	F	89	34.1	Genworth Life Insurance Company	A-
24	$1,000,000	M	89	13.9	ING Life Insurance and Annuity Company	A-
25	$600,000	F	89	29.2	Columbus Life Insurance Company	AA
26	$1,000,000	F	88	59.4	United of Omaha Life Insurance Company	A+
27	$3,500,000	F	88	64.9	John Hancock Life Insurance Company (U.S.A)	AA-
28	$1,750,000	M	88	29.6	Transamerica Life Insurance Company	AA-
29	$2,500,000	F	88	15.8	AXA Equitable Life Insurance Company	A+

	Face Amount	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
30	$2,500,000	F	88	15.8	AXA Equitable Life Insurance Company	A+
31	$5,000,000	F	88	48.5	ING Life Insurance and Annuity Company	A-
32	$5,000,000	F	88	25.8	Lincoln National Life Insurance Company	AA-
33	$715,000	F	88	68.9	Jefferson-Pilot Life Insurance Company	AA-
34	$1,203,520	M	88	52.1	Columbus Life Insurance Company	AA
35	$1,350,000	F	88	44.0	Jefferson-Pilot Life Insurance Company	AA-
36	$2,000,000	F	88	37.5	American General Life Insurance Company	A+
37	$3,500,000	F	88	50.0	Lincoln National Life Insurance Company	AA-
38	$5,000,000	F	87	56.0	Massachusetts Mutual Life Insurance Company	AA+
39	$2,500,000	F	87	56.6	American General Life Insurance Company	A+
40	$2,500,000	M	87	47.6	Pacific Life Insurance Company	A+
41	$4,000,000	F	87	81.8	Transamerica Life Insurance Company	AA-
42	$5,000,000	M	87	62.3	AXA Equitable Life Insurance Company	A+
43	$1,500,000	M	87	48.9	John Hancock Life Insurance Company (U.S.A)	AA-
44	$1,500,000	M	87	48.9	John Hancock Life Insurance Company (U.S.A)	AA-
45	$1,000,000	F	87	75.1	Transamerica Life Insurance Company	AA-
46	$250,000	F	87	75.1	Transamerica Life Insurance Company	AA-
47	$1,000,000	M	87	63.8	AXA Equitable Life Insurance Company	A+
48	$500,000	M	87	70.5	Lincoln National Life Insurance Company	AA-
49	$4,785,380	F	87	50.5	John Hancock Life Insurance Company (U.S.A)	AA-
50	$8,985,000	M	87	40.1	Massachusetts Mutual Life Insurance Company	AA+
51	$1,803,455	F	87	58.0	Metropolitan Life Insurance Company	AA-
52	$1,529,270	F	87	58.0	Metropolitan Life Insurance Company	AA-
53	$802,082	M	87	80.0	Lincoln National Life Insurance Company	AA-
54	$5,000,000	M	87	60.9	John Hancock Life Insurance Company (U.S.A)	AA-
55	$2,225,000	F	87	94.1	Transamerica Life Insurance Company	AA-
56	$3,000,000	F	87	91.3	Massachusetts Mutual Life Insurance Company	AA+
57	$1,500,000	M	87	54.7	Union Central Life Insurance Company	A+
58	$3,000,000	M	87	52.9	Jefferson-Pilot Life Insurance Company	AA-
59	$2,000,000	M	87	48.1	John Hancock Life Insurance Company (U.S.A)	AA-
60	$3,000,000	M	87	41.7	American General Life Insurance Company	A+
61	$500,000	F	86	77.7	Sun Life Assurance Company of Canada (U.S.)	BBB
62	$5,000,000	F	86	43.2	Transamerica Life Insurance Company	AA-
63	$3,000,000	M	86	61.7	Transamerica Life Insurance Company	AA-
64	$1,200,000	M	86	69.2	Transamerica Life Insurance Company	AA-
65	$250,000	M	86	81.4	Metropolitan Life Insurance Company	AA-
66	$6,000,000	F	86	65.3	Sun Life Assurance Company of Canada (U.S.)	BBB
67	$3,000,000	M	86	93.5	AXA Equitable Life Insurance Company	A+
68	$5,570,000	F	86	56.5	ING Life Insurance and Annuity Company	A-
69	$5,570,000	F	86	56.5	ING Life Insurance and Annuity Company	A-
70	$1,000,000	F	86	44.1	New York Life Insurance Company	AA+
71	$5,000,000	F	86	39.8	Penn Mutual Life Insurance Company	A+
72	$10,000,000	F	86	81.5	West Coast Life Insurance Company	AA-

Face Amount	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
73	$2,500,000	M	86	56.7	Transamerica Life Insurance Company	AA-
74	$1,000,000	F	86	60.4	West Coast Life Insurance Company	AA-
75	$2,000,000	F	86	60.4	West Coast Life Insurance Company	AA-
76	$800,000	M	86	64.5	National Western Life Insurance Company	A
77	$200,000	M	86	57.2	Lincoln Benefit Life Company	BBB+
78	$4,445,467	M	86	67.6	Penn Mutual Life Insurance Company	A+
79	$7,500,000	M	86	59.6	Jefferson-Pilot Life Insurance Company	AA-
80	$3,600,000	F	86	67.0	AXA Equitable Life Insurance Company	A+
81	$5,000,000	M	86	90.7	Lincoln National Life Insurance Company	AA-
82	$1,000,000	F	86	35.6	John Hancock Life Insurance Company (U.S.A)	AA-
83	$4,513,823	F	86	31.2	Aviva Life Insurance Company	A-
84	$2,000,000	F	86	84.5	U.S. Financial Life Insurance Company	A+
85	$1,000,000	M	85	69.9	John Hancock Life Insurance Company (U.S.A)	AA-
86	$2,000,000	M	85	69.9	John Hancock Life Insurance Company (U.S.A)	AA-
87	$5,000,000	M	85	57.6	Jefferson-Pilot Life Insurance Company	AA-
88	$1,365,000	F	85	94.6	Transamerica Life Insurance Company	AA-
89	$1,000,000	F	85	94.0	ING Life Insurance and Annuity Company	A-
90	$1,000,000	M	85	48.5	Massachusetts Mutual Life Insurance Company	AA+
91	$2,000,000	M	85	94.1	Transamerica Life Insurance Company	AA-
92	$8,500,000	M	85	90.5	Massachusetts Mutual Life Insurance Company	AA+
93	$1,000,000	M	85	33.3	Transamerica Life Insurance Company	AA-
94	$500,000	M	85	91.4	Metropolitan Life Insurance Company	AA-
95	$2,000,000	M	85	70.9	Jefferson-Pilot Life Insurance Company	AA-
96	$500,000	F	85	64.8	Beneficial Life Insurance Company	N/A
97	$1,800,000	M	85	60.7	John Hancock Variable Life Insurance Company	AA-
98	$2,000,000	M	85	108.5	ING Life Insurance and Annuity Company	A-
99	$2,000,000	M	85	108.5	ING Life Insurance and Annuity Company	A-
100	$2,000,000	M	85	108.5	ING Life Insurance and Annuity Company	A-
101	$1,500,000	M	84	58.0	Transamerica Life Insurance Company	AA-
102	$3,750,000	M	84	85.1	AXA Equitable Life Insurance Company	A+
103	$1,000,000	M	84	69.0	John Hancock Life Insurance Company (U.S.A)	AA-
104	$2,000,000	F	84	94.7	AXA Equitable Life Insurance Company	A+
105	$3,000,000	F	84	93.3	Sun Life Assurance Company of Canada (U.S.)	BBB
106	$829,022	F	84	33.3	Hartford Life and Annuity Insurance Company	BBB+
107	$1,500,000	M	84	88.9	AXA Equitable Life Insurance Company	A+
108	$2,328,547	M	84	53.1	Metropolitan Life Insurance Company	AA-
109	$2,000,000	M	84	53.1	Metropolitan Life Insurance Company	AA-
110	$5,000,000	M	84	98.8	ING Life Insurance and Annuity Company	A-
111	$1,500,000	M	84	58.0	ING Life Insurance and Annuity Company	A-
112	$1,500,000	M	84	58.0	ING Life Insurance and Annuity Company	A-
113	$3,000,000	F	84	80.6	Transamerica Life Insurance Company	AA-
114	$5,000,000	M	84	82.5	ING Life Insurance and Annuity Company	A-
115	$1,000,000	M	84	56.2	John Hancock Life Insurance Company (U.S.A)	AA-

Face Amount	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
116	$4,000,000	F	84	58.5	ING Life Insurance and Annuity Company	A-
117	$5,000,000	F	84	102.4	American General Life Insurance Company	A+
118	$2,000,000	M	84	73.7	AXA Equitable Life Insurance Company	A+
119	$1,750,000	M	84	73.7	AXA Equitable Life Insurance Company	A+
120	$2,000,000	M	84	43.2	Transamerica Life Insurance Company	AA-
121	$1,425,000	M	84	92.1	John Hancock Life Insurance Company (U.S.A)	AA-
122	$5,000,000	F	83	106.8	AXA Equitable Life Insurance Company	A+
123	$1,000,000	F	83	93.3	John Hancock Life Insurance Company (U.S.A)	AA-
124	$6,000,000	F	83	120.6	American General Life Insurance Company	A+
125	$1,500,000	F	83	118.9	Lincoln Benefit Life Company	BBB+
126	$750,000	M	83	98.6	West Coast Life Insurance Company	AA-
127	$4,000,000	M	83	45.3	John Hancock Life Insurance Company (U.S.A)	AA-
128	$1,000,000	M	83	91.4	John Hancock Life Insurance Company (U.S.A)	AA-
129	$2,000,000	F	83	108.5	Lincoln Benefit Life Company	BBB+
130	$1,000,000	M	83	63.2	ING Life Insurance and Annuity Company	A-
131	$5,000,000	M	83	84.2	Jefferson-Pilot Life Insurance Company	AA-
132	$2,700,000	M	83	71.0	John Hancock Life Insurance Company (U.S.A)	AA-
133	$7,600,000	F	83	107.5	Transamerica Life Insurance Company	AA-
134	$2,500,000	F	83	72.5	American General Life Insurance Company	A+
135	$2,500,000	M	83	68.7	AXA Equitable Life Insurance Company	A+
136	$3,000,000	M	83	68.7	Lincoln National Life Insurance Company	AA-
137	$500,000	M	83	49.7	Genworth Life Insurance Company	A-
138	$3,000,000	F	83	52.4	AXA Equitable Life Insurance Company	A+
139	$1,703,959	M	83	76.9	Jefferson-Pilot Life Insurance Company	AA-
140	$500,000	M	83	25.8	Great Southern Life Insurance Company	N/A
141	$1,000,000	M	83	67.3	Hartford Life and Annuity Insurance Company	BBB+
142	$3,500,000	F	83	117.7	Lincoln Benefit Life Company	BBB+
143	$10,000,000	F	83	66.4	American National Insurance Company	A
144	$500,000	M	83	32.7	West Coast Life Insurance Company	AA-
145	$5,000,000	M	82	75.1	AXA Equitable Life Insurance Company	A+
146	$500,000	M	82	110.5	Metropolitan Life Insurance Company	AA-
147	$2,000,000	M	82	48.3	National Life Insurance Company	A
148	$3,000,000	M	82	48.9	U.S. Financial Life Insurance Company	A+
149	$4,200,000	F	82	129.2	Transamerica Life Insurance Company	AA-
150	$1,900,000	M	82	75.6	American National Insurance Company	A
151	$500,000	M	82	54.5	New York Life Insurance Company	AA+
152	$500,000	M	82	54.5	New York Life Insurance Company	AA+
153	$5,000,000	M	82	83.0	AXA Equitable Life Insurance Company	A+
154	$250,000	M	82	40.6	Jackson National Life Insurance Company	AA
155	$1,500,000	M	82	84.9	Jefferson-Pilot Life Insurance Company	AA-
156	$3,500,000	F	82	98.9	AXA Equitable Life Insurance Company	A+
157	$3,000,000	F	82	104.1	MetLife Investors USA Insurance Company	AA-
158	$750,000	M	82	91.8	John Hancock Life Insurance Company (U.S.A)	AA-

Face Amount	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
159	$4,500,000	M	82	83.8	AXA Equitable Life Insurance Company	A+
160	$2,275,000	M	82	101.1	ING Life Insurance and Annuity Company	A-
161	$10,000,000	M	82	89.0	AXA Equitable Life Insurance Company	A+
162	$2,000,000	M	82	95.6	Pacific Life Insurance Company	A+
163	$3,500,000	M	82	82.0	AXA Equitable Life Insurance Company	A+
164	$6,217,200	F	82	116.5	Phoenix Life Insurance Company	BB-
165	$3,000,000	M	82	70.5	Metropolitan Life Insurance Company	AA-
166	$1,500,000	M	82	33.0	Pacific Life Insurance Company	A+
167	$2,000,000	F	82	108.4	Jefferson-Pilot Life Insurance Company	AA-
168	$3,000,000	M	81	77.9	Protective Life Insurance Company	AA-
169	$1,500,000	M	81	77.9	American General Life Insurance Company	A+
170	$2,000,000	F	81	127.5	Transamerica Life Insurance Company	AA-
171	$3,500,000	F	81	102.7	Jefferson-Pilot Life Insurance Company	AA-
172	$1,000,000	M	81	78.4	Lincoln National Life Insurance Company	AA-
173	$1,500,000	M	81	65.3	Pacific Life Insurance Company	A+
174	$5,000,000	M	81	120.8	American General Life Insurance Company	A+
175	$5,000,000	F	81	85.4	Sun Life Assurance Company of Canada (U.S.)	BBB
176	$1,995,000	F	81	90.7	Transamerica Life Insurance Company	AA-
177	$4,000,000	M	81	66.0	Jefferson-Pilot Life Insurance Company	AA-
178	$1,250,000	F	81	70.7	Columbus Life Insurance Company	AA
179	$10,000,000	M	81	91.2	New York Life Insurance Company	AA+
180	$2,300,000	M	81	28.6	American General Life Insurance Company	A+
181	$2,500,000	F	81	82.0	ING Life Insurance and Annuity Company	A-
182	$5,000,000	F	81	66.9	Massachusetts Mutual Life Insurance Company	AA+
183	$5,000,000	M	81	85.8	Transamerica Life Insurance Company	AA-
184	$2,000,000	M	81	81.1	Ohio National Life Assurance Corporation	AA-
185	$1,000,000	M	81	81.1	Ohio National Life Assurance Corporation	AA-
186	$350,000	M	81	44.6	Reassure America Life Insurance Company	AA
187	$5,000,000	M	81	93.8	Jefferson-Pilot Life Insurance Company	AA-
188	$5,000,000	M	80	103.6	AXA Equitable Life Insurance Company	A+
189	$8,000,000	M	80	94.6	AXA Equitable Life Insurance Company	A+
190	$550,000	M	80	115.6	Genworth Life Insurance Company	A-
191	$1,680,000	F	80	79.0	AXA Equitable Life Insurance Company	A+
192	$1,000,000	F	80	109.1	Jefferson-Pilot Life Insurance Company	AA-
193	$1,250,000	M	80	112.7	Metropolitan Life Insurance Company	AA-
194	$1,000,000	M	80	77.1	AXA Equitable Life Insurance Company	A+
195	$1,250,000	F	80	86.5	Principal Life Insurance Company	A+
196	$1,000,000	M	80	67.4	AXA Equitable Life Insurance Company	A+
197	$3,000,000	M	80	111.1	John Hancock Life Insurance Company (U.S.A)	AA-
198	$2,000,000	M	80	50.1	Jefferson-Pilot Life Insurance Company	AA-
199	$1,750,000	M	80	95.1	AXA Equitable Life Insurance Company	A+
200	$5,000,000	M	80	84.4	AXA Equitable Life Insurance Company	A+
201	$250,000	M	80	91.9	American General Life Insurance Company	A+

Face Amount	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
202	$10,000,000	M	80	126.6	John Hancock Life Insurance Company (U.S.A)	AA-
203	$1,210,000	M	80	75.5	Lincoln National Life Insurance Company	AA-
204	$3,000,000	F	80	119.4	West Coast Life Insurance Company	AA-
205	$7,000,000	M	80	99.2	Genworth Life Insurance Company	A-
206	$2,000,000	M	79	36.8	Metropolitan Life Insurance Company	AA-
207	$6,000,000	M	79	137.3	AXA Equitable Life Insurance Company	A+
208	$130,000	M	79	60.8	Genworth Life Insurance Company	A-
209	$1,000,000	M	79	138.2	Empire General Life Assurance Corporation	AA-
210	$2,000,000	F	79	102.5	Pacific Life Insurance Company	A+
211	$2,000,000	F	79	100.9	Transamerica Life Insurance Company	AA-
212	$3,000,000	M	79	123.7	Principal Life Insurance Company	A+
213	$5,000,000	M	79	106.5	AXA Equitable Life Insurance Company	A+
214	$5,000,000	M	79	106.5	AXA Equitable Life Insurance Company	A+
215	$500,000	M	79	59.1	Transamerica Life Insurance Company	AA-
216	$3,000,000	M	78	53.3	Pacific Life Insurance Company	A+
217	$3,000,000	M	78	53.3	Minnesota Life Insurance Company	A+
218	$3,000,000	M	78	53.3	Prudential Life Insurance Company	AA-
219	$3,000,000	M	78	104.0	ING Life Insurance and Annuity Company	A-
220	$5,000,000	M	78	91.7	Pacific Life Insurance Company	A+
221	$5,000,000	M	78	91.7	Pacific Life Insurance Company	A+
222	$4,000,000	M	78	93.1	Jefferson-Pilot Life Insurance Company	AA-
223	$3,601,500	M	78	108.0	Transamerica Life Insurance Company	AA-
224	$1,000,000	M	78	104.6	Sun Life Assurance Company of Canada (U.S.)	BBB
225	$5,000,000	M	78	127.7	Principal Life Insurance Company	A+
226	$5,000,000	M	78	104.2	John Hancock Life Insurance Company (U.S.A)	AA-
227	$7,000,000	M	78	99.9	Lincoln Benefit Life Company	BBB+
228	$476,574	M	78	85.6	Transamerica Life Insurance Company	AA-
229	$2,250,000	M	78	108.4	Massachusetts Mutual Life Insurance Company	AA+
230	$4,300,000	F	78	124.6	American National Insurance Company	A
231	$6,000,000	M	78	121.6	AXA Equitable Life Insurance Company	A+
232	$5,000,000	F	78	131.6	ING Life Insurance and Annuity Company	A-
233	$750,000	M	78	83.0	Lincoln National Life Insurance Company	AA-
234	$3,000,000	M	78	109.9	Principal Life Insurance Company	A+
235	$5,000,000	M	77	133.4	Jefferson-Pilot Life Insurance Company	AA-
236	$5,000,000	M	77	91.4	John Hancock Life Insurance Company (U.S.A)	AA-
237	$500,000	M	77	79.9	John Hancock Life Insurance Company (U.S.A)	AA-
238	$5,000,000	M	77	102.9	John Hancock Life Insurance Company (U.S.A)	AA-
239	$1,009,467	M	77	60.6	John Hancock Life Insurance Company (U.S.A)	AA-
240	$4,000,000	M	77	61.7	MetLife Investors USA Insurance Company	AA-
241	$2,500,000	M	77	101.8	Massachusetts Mutual Life Insurance Company	AA+
242	$2,500,000	M	77	101.8	Massachusetts Mutual Life Insurance Company	AA+
243	$5,000,000	M	77	69.0	John Hancock Life Insurance Company (U.S.A)	AA-
244	$500,000	F	77	131.5	Columbus Life Insurance Company	AA

Face Amount	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
245	$3,750,000	M	77	70.7	AXA Equitable Life Insurance Company	A+
246	$1,000,000	M	77	125.2	Metropolitan Life Insurance Company	AA-
247	$2,000,000	F	77	69.7	Transamerica Life Insurance Company	AA-
248	$1,000,000	M	76	123.8	Metropolitan Life Insurance Company	AA-
249	$2,840,000	M	76	113.5	Transamerica Life Insurance Company	AA-
250	$750,000	M	76	18.2	U.S. Financial Life Insurance Company	A+
251	$1,000,000	F	76	89.7	John Hancock Life Insurance Company (U.S.A)	AA-
252	$1,750,000	M	76	75.8	John Hancock Life Insurance Company (U.S.A)	AA-
253	$5,000,000	M	76	118.7	Transamerica Life Insurance Company	AA-
254	$600,000	M	76	99.1	Protective Life Insurance Company	AA-
255	$3,000,000	M	75	120.3	Protective Life Insurance Company	AA-
256	$2,000,000	F	75	136.4	Aviva Life Insurance Company	A-
257	$4,000,000	M	75	81.5	Massachusetts Mutual Life Insurance Company	AA+
258	$7,000,000	F	75	139.7	Pacific Life Insurance Company	A+
259	$1,000,000	M	75	98.8	Pacific Life Insurance Company	A+
260	$490,620	M	75	102.1	Ameritas Life Insurance Corporation	A+
261	$5,000,000	M	75	73.7	West Coast Life Insurance Company	AA-
262	$5,000,000	M	74	166.4	Prudential Life Insurance Company	AA-
263	$3,000,000	M	74	69.8	Aviva Life Insurance Company	A-
264	$200,000	M	74	85.2	ING Life Insurance and Annuity Company	A-
265	$8,000,000	M	74	120.1	Metropolitan Life Insurance Company	AA-
266	$5,000,000	M	74	44.4	Lincoln Benefit Life Company	BBB+
267	$850,000	M	74	81.2	New York Life Insurance Company	AA+
268	$4,000,000	F	73	162.3	American General Life Insurance Company	A+
269	$300,000	M	73	26.5	Lincoln National Life Insurance Company	AA-
270	$2,000,000	M	73	116.0	American General Life Insurance Company	A+
271	$3,000,000	F	73	133.6	General American Life Insurance Company	AA-
272	$500,000	M	72	47.5	Midland National Life Insurance Company	A+
273	$3,000,000	M	72	91.4	AXA Equitable Life Insurance Company	A+
274	$1,000,000	M	72	84.8	United of Omaha Life Insurance Company	A+
275	$2,500,000	M	71	115.6	American General Life Insurance Company	A+
276	$1,167,000	M	71	40.5	Transamerica Life Insurance Company	AA-
277	$1,500,000	M	71	130.9	Metropolitan Life Insurance Company	AA-
278	$3,000,000	M	70	93.9	John Hancock Life Insurance Company (U.S.A)	AA-
279	$2,000,000	M	70	121.4	New York Life Insurance Company	AA+
280	$2,000,000	M	70	121.4	New York Life Insurance Company	AA+
281	$600,000	M	70	104.4	AXA Equitable Life Insurance Company	A+
282	$500,000	M	69	112.1	Transamerica Life Insurance Company	AA-
283	$500,000	M	69	112.1	North American Company for Life And Health Insurance	A+
284	$2,000,000	M	67	134.3	Transamerica Life Insurance Company	AA-
285	$1,000,000	M	67	134.3	Genworth Life Insurance Company	A-
286	$2,000,000	M	67	65.9	MetLife Investors USA Insurance Company	AA-
287	$2,000,000	M	67	65.9	MetLife Investors USA Insurance Company	AA-
288	$156,538	F	66	126.2	New York Life Insurance Company	AA+
289	$1,000,000	M	65	63.7	Lincoln National Life Insurance Company	AA-
	$784,651,923

(1)	The insured’s age is current as of the measurement date.

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

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief  inancial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 based on criteria for effective control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework”. Based on this assessment, our management concluded that, as of the evaluation date, we maintained effective internal control over financial reporting.

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

The registration statement covers up to $250 million in principal amount of debentures. From January 31, 2012 through June 30, 2014, we sold a total of $198,030,000 in principal amount of debentures, and incurred associated underwriting commissions, and expenses paid or payable to underwriters in the amount of $9,463,000 of which $4,042,000 was amortized. As of June 30, 2014 we had $160,961,000 of debentures in force plus $1,973,000 of subscriptions in process, less unamortized selling costs of $5,421,000, resulting in aggregate net proceeds of $157,513,000. None of the payments for offering expenses were directly or indirectly made to our directors or officers (or their associates), our affiliates, or to persons owning 10% or more of any class of our equity securities.

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

The actual use of proceeds from the sale of Renewable Secured Debentures from January 31, 2012 to June 30, 2014 is as follows:

Gross Offering Proceeds	$173,858,000
Net Offering Proceeds	163,420,000
Held in Short-Term Investments	20,552,000
Net Offering Proceeds Used	$142,868,000	100%
Purchase Policies	67,805,000	48%
Payment of Premiums	25,753,000	18%
Payment of Principal and Interest	39,091,000	27%
Other Expenditures	10,219,000	7%

ITEM 6.	EXHIBITS

Exhibit
3.1	Certificate of Amendment of Certificate of Incorporation, dated June 24, 2014 (filed herewith).
10.1	Form of Stock Option Agreement used under 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to Form S-1/A Registration Statement filed on June 6, 2014 (File No. 333-195505)).
10.2	Employment Agreement with William Acheson, dated May 30, 2014 (incorporated by reference to Exhibit 10.19 to Form S-1/A Registration Statement filed on June 6, 2014 (File No. 333-195505)).
10.3
Amendment No. 1 to Amended and Restated Credit and Security Agreement with DZ Bank AG Deutsche Zentral-Genossenschaftsbank and Autobahn Funding Company LLC, dated May 29, 2014 (incorporated by reference to Exhibit 10.20 to Form S-1/A Registration Statement filed on June 6, 2014 (File No. 333-195505)).

31.1	Section 302 Certification of the Chief Executive Officer (filed herewith).
31.2	Section 302 Certification of the Chief Financial Officer (filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ( filed herewith ).
99.1	Letter from Model Actuarial Pricing Systems, dated July 18, 2014 (filed herewith).
101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Schema Document (filed herewith).
101.CAL	XBRL Calculation Linkbase Document (filed herewith).
101.DEF	XBRL Definition Linkbase Document (filed herewith).
101.LAB	XBRL Label Linkbase Document (filed herewith).
101.PRE	XBRL Presentation Linkbase Document (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GWG HOLDINGS, INC.

Date: August 8, 2014	By:	/s/ Jon R. Sabes
Chief Executive Officer

Date: August 8, 2014	By:	/s/ William B. Acheson
Chief Financial Officer