Form 10-Q
period 2014-09-30
GWG Holdings, Inc.
filed 2014-11-13
CIK 1522690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from _________ to ________

Commission File Number:  001-36615

GWG HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-2222607
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 South Sixth Street, Suite 1200

Minneapolis, MN  55402

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

As of November 13, 2014, GWG Holdings, Inc. had 5,870,193 shares of common stock outstanding.

GWG HOLDINGS, INC.

Index to Form 10-Q

for the Quarter Ended September 30, 2014

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash and cash equivalents	$29,511,989	$33,449,793
Restricted cash	2,144,734	5,832,970
Investment in life settlements, at fair value	276,381,979	234,672,794
Other assets	3,453,974	1,424,919
TOTAL ASSETS	$311,492,676	$275,380,476

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Revolving credit facility	$79,000,000	$79,000,000
Series I Secured notes payable	27,701,842	29,275,202
Renewable Secured Debentures	169,186,917	131,646,062
Interest payable	9,768,218	7,209,408
Accounts payable and other accrued expenses	2,069,386	1,343,952
Deferred taxes, net	3,545,504	7,675,174
TOTAL LIABILITIES	291,271,867	256,149,798

CONVERTIBLE, REDEEMABLE PREFERRED STOCK
(par value $0.001; shares authorized 40,000,000; shares issued and outstanding 3,368,109; liquidation preference of $25,261,000 on December 31, 2013)	-	24,722,693

STOCKHOLDERS’ EQUITY (DEFICIT)
CONVERTIBLE, REDEEMABLE PREFERRED STOCK
(par value $0.001; shares authorized 40,000,000; shares issued and outstanding 2,710,214; liquidation preference of $20,327,000 on September 30, 2014)	20,217,836	-

COMMON STOCK
(par value $0.001: shares authorized 210,000,000; 5,871,798 shares issued and 5,870,193 shares outstanding on September 30 , 2014 and 4,562,000 shares both issued and outstanding on December 31, 2013)	5,870	4,562
Additional paid-in capital	16,323,738	2,942,000
Accumulated deficit	(16,326,635)	(8,438,577)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	20,220,809	(5,492,015)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$311,492,676	$275,380,476

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
REVENUE
Gain on life settlements, net	$5,118,423	$5,437,580	$16,119,517	$21,511,182
Interest and other income	10,229	89,927	23,975	3,531,922
TOTAL REVENUE	5,128,652	5,527,507	16,143,492	25,043,104

EXPENSES
Employee compensation and benefits	1,376,710	1,100,159	3,524,274	4,101,502
Legal and professional fees	760,130	420,874	1,627,769	1,134,181
Interest expense	6,796,736	5,537,326	19,731,327	14,946,484
Other expenses	1,453,367	755,066	3,277,850	2,955,237
TOTAL EXPENSES	10,386,943	7,813,425	28,161,220	23,137,404

INCOME (LOSS) BEFORE INCOME TAXES	(5,258,291)	(2,285,918)	(12,017,728)	1,905,700
INCOME TAX (BENEFIT) EXPENSE	(1,858,100)	(656,968)	(4,129,670)	1,710,826

NET INCOME (LOSS)	$(3,400,191)	$(1,628,950)	$(7,888,058)	$194,874

Accretion of preferred stock to liquidation value	(117,674)	(191,663)	(344,658)	(658,303)
LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,517,865)	$(1,820,613)	$(8,232,716)	$(463,429)
NET LOSS PER SHARE
Basic	$(0.76)	$(0.40)	$(1.80)	$(0.10)
Diluted	$(0.76)	$(0.24)	$(1.80)	$(0.06)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	4,633,097	4,562,000	4,579,920	4,867,962
Diluted	4,633,097	7,489,000	4,579,920	7,803,947

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,400,191)	$(1,628,950)	$(7,888,058)	$194,874
Adjustments to reconcile net income (loss) to net
cash flows from operating activities:
Life settlements – change in fair value	(8,761,912)	(6,960,335)	(30,973,250)	(25,904,240)
Amortization of deferred financing and issuance costs	863,217	1,125,913	2,570,881	3,056,793
Deferred income taxes	(1,858,100)	(655,968)	(4,129,670)	1,710,826
Convertible, redeemable preferred stock dividends payable	186,182	185,231	575,513	443,486
(Increase) decrease in operating assets:
Other assets	(847,221)	432,671	(2,096,140)	(3,181,461)
Increase in operating liabilities:
Accounts payable and accrued expenses	490,496	470,395	3,658,659	2,168,874

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(13,327,529)	(7,031,043)	(38,282,065)	(21,510,848)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	(680,000)	(14,030,797)	(11,559,435)	(26,916,790)
Proceeds from settlement of life settlements	930,625	1,331,743	999,125	4,203,895
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	250,625	(12,699,054)	(10,560,310)	(22,712,895)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from revolving credit facility	-	-	-	8,000,000
Payments for redemption of Series I Secured notes payable	(509,004)	(2,311,710)	(2,047,928)	(6,242,586)
Proceeds from issuance of Renewable Secured Debentures	15,281,809	19,617,094	48,516,296	62,056,755
Payments for issuance costs and redemption of Renewable Secured Debentures	(4,494,383)	(4,305,558)	(13,816,794)	(9,642,129)
Proceeds from (uses of) restricted cash	665,699	954,217	3,688,236	(1,416,558)
Issuance (repurchase) of common stock	9,030,000	-	9,030,000	(3,252,400)
Redemptions of convertible, redeemable preferred stock	(445,183)	(35,285)	(465,239)	(347,089)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	19,528,938	13,918,758	44,904,571	49,155,993

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,452,034	(5,811,339)	(3,937,804)	4,932,250

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	23,059,955	38,240,633	33,449,793	27,497,044
END OF PERIOD	$29,511,989	$32,429,294	$29,511,989	$32,429,294

 The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$5,095,000	$3,605,000	$12,877,000	$10,117,000
NON-CASH INVESTING AND FINANCING ACTIVITIES
Series I secured notes:
Non-cash conversion of Series I secured notes	$-	$350,000	$-	$350,000
Non-cash conversion of accrued interest and commissions payable to principal	$47,000	$39,000	$152,000	$190,000
Renewable secured debentures:
Non-cash conversion of accrued interest and commission payable to principal	$133,000	$91,000	$415,000	$191,000
Convertible, redeemable preferred stock
Non-cash conversion to common stock	$4,957,000	$-	$4,957,000	$-
Non-cash conversion of dividends payable	$192,000	$182,000	$573,000	$443,000
Non-cash accretion of convertible, redeemable preferred stock to redemption value	$118,000	$192,000	$345,000	$658,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred Stock	Preferred	Common	Common Stock	Additional Paid-in	Accumulated	Total
	Shares	Stock	Shares	(par)	Capital	Deficit	Equity

Balance, December 31, 2012	-	$-	4,994,500	$4,995	$6,976,838	$(8,243,622)	$(1,261,789)

Net loss	-	-	-	-	-	(194,955)	(194,955)

Repurchase of common stock	-	-	(432,500)	(433)	(3,251,967)	-	(3,252,400)

Issuance of stock options	-	-	-	-	23,753	-	23,753

Accretion of preferred stock to liquidation value	-	-	-	-	(806,624)	-	(806,624)

Balance, December 31, 2013	-	$-	4,562,000	$4,562	$2,942,000	$(8,438,577)	$(5,492,015)

Net loss	-	-	-	-	-	(7,888,058)	(7,888,058)

Issuance of common stock	-	-	800,000	800	8,653,605	-	8,654,405

Conversion of preferred stock	-	-	508,193	508	4,956,591	-	4,957,099

Reclassification of preferred stock from temporary equity to permanent equity due to initial public offering (*)	2,710,214	20,217,836	-	-	-	-	20,217,836

Issuance of stock options	-	-	-	-	116,200	-	116,200

Accretion of preferred stock to liquidation value	-	-	-	-	(344,658)	-	(344,658)

Balance, September 30, 2014	2,710,214	$20,217,836	5,870,193	$5,870	$16,323,738	$(16,326,635)	$20,220,809

* Subject to the terms of the Certificate of Designation for Series A Convertible Preferred Stock, the listing of our common stock on The Nasdaq Capital Market on September 25, 2014 resulted in the termination of a redemption right in favor of the holders of such preferred stock. Preferred stock that is not redeemable by a shareholder is treated as stockholders’ equity as shown in the table above.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1)       Nature of business and summary of significant accounting policies

Nature of business - GWG Holdings, Inc. (GWG Holdings) and subsidiaries, located in Minneapolis, Minnesota, facilitates the purchase of life insurance policies for its own investment portfolio through its wholly owned subsidiary, GWG Life, LLC (GWG Life), and its subsidiaries, GWG Trust (Trust), GWG DLP Funding II, LLC (DLP II) and its wholly owned subsidiary, GWG DLP Master Trust II (the Trust II). Our wholly owned subsidiary, GWG Broker Services, LLC (Broker Services), was formed to earn fees for brokering policy transactions between market participants. Our wholly owned subsidiary United Lending, LLC (United Lending) and its wholly owned subsidiary United Lending SPV, LLC (United Lending SPV) were formed to finance life settlement premiums and policy loans. All of these entities are legally organized in Delaware. Unless the context otherwise requires or we specifically so indicate, all references in this report to "we", "us", "our", "our Company", "GWG", or the "Company" refer to these entities collectively. GWG Member, LLC, a wholly owned subsidiary formed November 2010 to facilitate the acquisition of policies, has not commenced operations as of September 30, 2014.

Basis of presentation - The condensed consolidated balance sheet as of September 30, 2014, the condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013, and the condensed consolidated statements of cash flows for the three and nine months ended September 30, 2014 and 2013, and the related information presented in these notes, have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, without audit. To the extent that information and notes required by U.S. generally accepted accounting principles for complete financial statements are contained in or are consistent with the consolidated audited financial statements in the Company’s Form 10-K for the year ended December 31, 2013, such information and notes have not been duplicated herein. In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included. The condensed consolidated balance sheet at December 31, 2013 was derived from the audited consolidated financial statements as of that date. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Life settlements - Financial Accounting Standards Codification (“ASC”) 325-30, Investments in Insurance Contracts, allows a reporting entity the election to account for its investments in life settlements using either the investment method or the fair value method. The election shall be made on an instrument-by-instrument basis and is irrevocable. Under the investment method, an investor shall recognize the initial investment at the purchase price plus all initial direct costs. Continuing costs (policy premiums and direct external costs, if any) to keep the policy in force shall be capitalized. Under the fair value method, an investor shall recognize the initial investment at the purchase price. In subsequent periods, the investor shall remeasure the investment at fair value in its entirety at each reporting period and shall recognize the change in fair value in current period income net of premiums paid. The Company uses the fair value method to account for all life settlements.

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

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Deposits and initial direct costs advanced on unsettled policy acquisitions are recorded as other assets until policy ownership has been transferred to the Company. Such deposits and direct cost advances were $25,000 and $201,000 at September 30, 2014 and December 31, 2013, respectively.

Deferred financing and issuance costs – Costs incurred to obtain financing under the revolving credit facility, as described in note 6, have been capitalized and are amortized using the straight-line method over the term of the revolving credit facility. Amortization of deferred financing costs was $89,000 for both the three-month periods ended September 30, 2014 and 2013, and $268,000 and $365,000 for the nine-month periods ended September 30, 2014 and 2013, respectively. The future amortization is expected to be $89,000 for the three months ending December 31, 2014. The Series I Secured notes payable, as described in note 7, are reported net of issuance costs, sales commissions and other direct expenses, which are amortized using the interest method over the term of each respective borrowing. The Renewable Secured Debentures, as described in note 8, are reported net of issuance costs, sales commissions and other direct expenses, which are amortized using the interest method over the term of each respective borrowing. The Series A preferred stock, as described in note 9, is reported net of issuance costs, sales commissions, including the fair value of warrants issued, and other direct expenses, which are amortized using the interest method as interest expense over the three-year redemption period.

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

Recently adopted pronouncements - In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which converges the FASB and the International Accounting Standards Board standard on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. This is effective for the fiscal years and interim reporting periods beginning after December 15, 2016. We are currently evaluating the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements or related disclosures.

(2)       Restrictions on cash

The Company is required by its lenders to maintain collection and escrow accounts. These accounts are used to fund the acquisition, pay annual premiums of insurance policies, pay interest and other charges under the revolving credit facility, and collect policy benefits. DZ Bank AG, as agent for Autobahn Funding Company, LLC, the lender for the revolving credit facility as described in note 6, authorizes the disbursements from these accounts. At September 30, 2014 and December 31, 2013 there was a balance of $2,145,000, and $5,833,000, respectively, maintained in these restricted cash accounts.

(3)      Investment in life insurance policies

The life insurance policies (Level 3 fair value measurements) are valued based on unobservable inputs that are significant to the overall fair value measurement. Changes in the fair value of these instruments are recorded in gain or loss on life insurance policies in the consolidated statements of operations (net of the cash premiums paid on the policies). The fair value is determined on a discounted cash flow basis that incorporates life expectancy assumptions. Life expectancy reports have been obtained from widely accepted life expectancy providers. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require. As a result of management’s analysis, discount rates of 11.56% and 11.69% were applied to the portfolio as of September 30, 2014 and December 31, 2013.

A summary of the Company’s life insurance policies accounted for under the fair value method and their estimated maturity dates, based on remaining life expectancy, is as follows:

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	As of September 30, 2014			As of December 31, 2013
Years Ending December 31,	Number of Contracts	Estimated Fair Value	Face Value	Number of Contracts	Estimated Fair Value	Face Value
2014	-	$-	$-	-	$-	$-
2015	3	4,936,000	6,000,000	4	5,065,000	6,750,000
2016	10	10,198,000	14,700,000	8	8,174,000	13,750,000
2017	21	29,061,000	49,630,000	25	33,345,000	63,916,000
2018	30	36,645,000	71,167,000	33	37,243,000	80,318,000
2019	43	46,015,000	109,295,000	34	32,844,000	89,295,000
2020	40	39,560,000	96,224,000	34	27,741,000	75,644,000
Thereafter	142	109,967,000	440,948,000	125	90,261,000	410,975,000
Totals	289	$276,382,000	$787,964,000	263	$234,673,000	$740,648,000

The Company recognized policy benefits of $3,000,000 and $5,000,000 during the three-month periods ended September 30, 2014 and 2013, respectively, related to policies with a carrying value of $931,000 and $1,332,000, respectively. The Company recorded realized gains of $2,069,000 and $3,668,000 on such policies. During the nine-month periods ended September 30, 2014 and 2013, the Company recognized policy benefits of $3,300,000 and $15,600,000, respectively, related to policies with carrying value of $999,000 and $4,204,000, respectively. The Company recorded realized gains of $2,301,000 and $11,396,000 on such policies. Subsequent to September 30, 2014, four policies with combined insurance benefits of $13,000,000 have matured.

Reconciliation of gain on life settlements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Change in fair value	$8,762,000	$6,960,000	$30,973,000	$25,904,000
Premiums and other annual fees	(5,713,000)	(5,191,000)	(17,155,000)	(15,789,000)
Policy maturities	2,069,000	3,668,000	2,301,000	11,396,000
Gain on life settlements, net	$5,118,000	$5,437,000	$16,119,000	$21,511,000

The estimated expected premium payments to maintain the above life insurance policies in force through 2018, assuming no mortalities, are as follows:

Years Ending December 31,
Three months ending December 31 ,2014	$6,364,000
2015	26,728,000
2016	29,354,000
2017	32,829,000
2018	35,753,000
$131,028,000

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

Level 3 Valuation Process

The estimated fair value of the Company’s life settlements are determined on a quarterly basis by the Company taking into consideration changes in discount rate assumptions, estimated premium payments and life expectancy assumptions, as well as any changes in economic and other relevant conditions. These inputs are then used to estimate the discounted cash flows using the Model Actuarial Pricing System (MAPS) probabilistic portfolio pricing model, which estimates the cash flows using various different probabilities and scenarios. The valuation process includes a review by senior management as of each valuation date. Management also engages a third party expert to independently test the accuracy of the valuations using the inputs provided by management.

Life insurance policies represent financial instruments recorded at fair value on a recurring basis. The following table reconciles the beginning and ending fair value of the Company’s Level 3 investments in life insurance policies for the three and nine-month periods ending September 30, 2014 and 2013, as follows:

	Three month ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013
Beginning balance	$267,896,000	$193,892,000	$234,673,000	$164,317,000
Purchases	655,000	14,646,000	11,735,000	28,149,000
Maturities (cash in excess of carrying value)	(931,000)	(1,332,000)	(999,000)	(4,204,000)
Net change in fair value	8,762,000	6,960,000	30,973,000	25,904,000
Ending balance	$276,382,000	$214,166,000	$276,382,000	$214,166,000

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

During 2013, we sought to update our life expectancy estimates from all four of the major independent third-party medical-actuarial underwriting firms (including 21st Services) with updated medical records on all of the 211 policies we originally used a life expectancy report from 21st Services. As of December 31, 2013, we had successfully procured new life expectancy reports on 176 of the 211 policies owned as of December 31, 2012. We experienced ten mortalities in 2013 for which no updated life expectancy reports were necessary. We also had two small face policies ($1 million face value or less) in our portfolio for which we did not update life expectancy reports. Accordingly, as of September 30, 2014 we had updated our life expectancy estimates based on updated life expectancy reports on all but 10 policies (covering 9 people) in our portfolio that we are still seeking to update.

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

We concluded that the adjustments we made effective December 31, 2012, were reasonable when we the compared the rolled down life expectancy estimates from December 31, 2012 to the updated life expectancy estimates on December 31, 2013. The average rolled down life expectancy estimate from December 31, 2012 is 80.9 months. The average updated life expectancy estimate obtained from updated life expectancy reports as of December 31, 2013 is 79.4 months, shorter by one and one-half months.

On September 15, 2014, 21st Services announced changes to its mortality tables primarily for insureds age 90 and older, as well as updated adjustment factors designed to better underwrite seniors with multiple impairments. These changes represent small portions of 21st Services’ historical underwritings. We expect medical-actuarial underwriting firms to continue improving and refining their underwriting methodology.

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

	As of September 30, 2014	As of December 31, 2013
Weighted average age of insured	82.6	82.1
Weighted average life expectancy, months*	80.3	87.0
Average face amount per policy	$2,727,000	$2,816,000
Discount rate	11.56%	11.69%

* Standard life expectancy as adjusted for insured’s specific circumstances.

These assumptions are, by their nature, inherently uncertain and the effect of changes in estimates may be significant. The techniques used in estimating the present value of estimated cash flows are derived from valuation techniques generally used in the life settlement industry that include inputs for the asset that are not based on observable market data. The extent to which the fair value could reasonably vary in the near term has been quantified by evaluating the effect of changes in significant underlying assumptions used to estimate the fair value. If the life expectancy estimates were increased or decreased by four and eight months on each outstanding policy and the discount rates were increased or decreased by 1% and 2%, while all other variables are held constant, the fair value of the investment in life insurance policies would increase or (decrease) by the amounts summarized below:

	Changes in fair value of life insurance policies
Change in life expectancy estimates	plus 8 months	minus 8 months	plus 4 months	minus 4 months

September 30, 2014	$(38,876,000)	$40,795,000	$(19,680,000)	$20,166,000

December 31, 2013	$(34,382,000)	$36,152,000	$(17,417,000)	$17,865,000

Change in discount rate	plus 2%	minus 2%	plus 1%	minus 1%

September 30, 2014	$(24,279,000)	$28,449,000	$(12,608,000)	$13,646,000

December 31, 2013	$(22,944,000)	$27,063,000	$(11,933,000)	$12,959,000

Other Fair Value Considerations

Carrying value of receivables, prepaid expenses, accounts payable and accrued expenses approximate fair value due to their short-term maturities and low credit risk. The estimated fair value of the Company’s Series I Secured notes payable and Renewable Secured Debentures is approximately $203,920,000 based on a weighted-average market interest rate of 7.16% based on an income approach, the combined face value of these notes is $201,439,000 as of September 30, 2014. The carrying value of the revolving credit facility reflects interest charged at the commercial paper rate plus an applicable margin. The margin represents our credit risk, and the strength of the portfolio of life insurance policies collateralizing the debt. The overall rate reflects market, and the carrying value of the revolver approximates fair value. All of the financial instruments are level 3 fair value measurements.

The Company has issued warrants to purchase common stock in connection with the issuance of its convertible, redeemable preferred stock. Warrants were determined by the Company as permanent equity. The fair value measurements associated with the warrants, measured at issuance represent level 3 instruments.

As of September 30, 2014:

Month issued	Warrants issued	Fair value per share	Risk free rate	Volatility	Term
December 2011	68,937	$0.22	0.42%	25.25%	3 years
March 2012	38,130	$0.52	0.38%	36.20%	3 years
June 2012	161,840	$1.16	0.41%	47.36%	3 years
July 2012	144,547	$1.16	0.41%	47.36%	3 years
September 2012	2,500	$0.72	0.31%	40.49%	3 years
	415,954

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

In conjunction with the Company’s recent initial public offering the Company issued a warrant for the purchase of up 16,000 shares of the Company’s common stock to the underwriters of the initial public offering.

(5)       Notes receivable from related parties

As of September 30, 2014 and December 31, 2013, the Company had receivables totaling $5,000,000 due from an affiliate, Opportunity Finance, LLC, which were fully reserved. Opportunity Finance ceased operations in 2008.

(6)       Credit facilities

Revolving credit facility – Autobahn Funding Company LLC

On July 15, 2008, DLP II and United Lending entered into a revolving credit facility pursuant to a Credit and Security Agreement (Agreement) with Autobahn Funding Company LLC (Autobahn), providing the Company with a maximum borrowing amount of $100,000,000. Autobahn is a commercial paper conduit that issues commercial paper to investors in order to provide funding to DLP II and United Lending. DZ Bank AG Deutsche Zentral-Genossenschaftsbank (DZ Bank) acts as the agent for Autobahn. The original Agreement was to expire on July 15, 2013. On January 29, 2013, GWG Holdings, together with GWG Life and DLP II, entered into an Amended and Restated Credit and Security Agreement with Autobahn, extending the facility expiration date to December 31, 2014, and removing United Lending as a party to the amended and restated agreement. On May 29, 2014, GWG Holdings, together with GWG Life and DLP II, entered into an Amendment No. 1 to Amended and Restated Credit and Security Agreement with Autobahn and DZ Bank (as committed lender and Agent). The amendment was entered into for the purpose of extending the maturity date for borrowings under the agreement to December 31, 2016. The amount outstanding under this facility as of both September 30, 2014 and December 31, 2013 was $79,000,000.

The Agreement requires DLP II to pay, on a monthly basis, interest at the commercial paper rate plus an applicable margin, as defined in the Agreement. The effective rate was 6.22% at September 30, 2014 and 6.19% at December 31, 2013. The weighted average effective interest rate was 6.23% (excluding the unused line fee) for both three months ended September 30, 2014 and 2013. The Agreement also requires payment of an unused line fee on the unfunded amount under the revolving credit facility. The note is secured by substantially all of DLP II assets which consist primarily of life insurance policies.

The Agreement has certain financial and nonfinancial covenants. The Company was in compliance with these covenants at September 30, 2014 and December 31, 2013. The Agreement generally prohibits the Company from:

●	changing its corporate name, offices, and jurisdiction of incorporation;
●	changing any deposit accounts or payment instructions to insurers;
●	changing any operating policies and practices such that it would be reasonably likely to adversely affect the collectability of any asset in any material respect;
●	merging or consolidating with, or selling all or substantially all of its assets to, any third party;
●	selling any collateral or creating or permitting to exist any adverse claim upon any collateral;
●	engaging in any other business or activity than that contemplated by the Agreement;
●	incurring or guaranteeing any debt for borrowed money;
●	amending the Company’s certificate of incorporation or bylaws, making any loans or advances to, investments in, or paying any dividends to, any person unless both before and after any such loan, advance, investment or dividend there exists no actual event of default, potential event of default or termination event;
●	removing an independent director on the board of directors except for cause or with the consent of the lender; or
●	making payment on or issuing any subsidiary secured notes or debentures, or amending any agreements respecting such notes or debentures, if an event of default, potential event of default or termination event exists or would arise from any such action.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In addition, the Company has agreed to maintain (i) a positive consolidated net income on a Non-GAAP basis (as defined and calculated under the Agreement) for each complete fiscal year and (ii) a tangible net worth on a Non-GAAP basis (as defined and calculated under the Agreement) of not less than $15 million, and (iii) maintain a borrowing base surplus or cash cushion sufficient to pay 12 months of premiums and facility fees.

Consolidated net income and tangible net worth as of and for the four quarters ended September 30, 2014, as calculated under the agreement, was $20,467,000 and $78,236,000 respectively.

Advances under the Agreement are subject to a borrowing base formula, which limits the availability of advances based on attributes of policies pledged to the facility. Over-concentration of policies by insurance carrier, over-concentration of policies by insurance carriers with ratings below a AA- rating, and the premiums and facility fees reserve are the three primary factors with the potential of limiting availability of funds on the facility. Total funds available for additional borrowings under the borrowing base formula criteria at September 30, 2014 and December 31, 2013, were $11,576,000 and $3,937,000 respectively.

On July 15, 2008, GWG Holdings delivered a performance guaranty in favor of Autobahn pursuant to which it guaranteed the obligations of GWG Life, in its capacity as the seller and master servicer, under the Credit and Security Agreement and related documents. On January 29, 2013 and in connection with the Amended and Restated Credit and Security Agreement, GWG Holdings delivered a reaffirmation of its performance guaranty. The obligations of GWG Holdings under the performance guaranty and subsequent reaffirmation do not extend to the principal and interest owed by DLP II as the borrower under the credit facility.

(7)       Series I Secured notes payable

Series I Secured notes payable have been issued in conjunction with the GWG Series I Secured notes private placement memorandum dated August 25, 2009 (last revised November 15, 2010). On June 14, 2011, the Company closed the offering to additional investors; however, existing investors may elect to continue advancing amounts outstanding upon maturity subject to the Company’s option. Series I Secured notes have maturity dates ranging from six months to seven years with fixed interest rates varying from 5.65% to 9.55% depending on the term of the note. Interest is payable monthly, quarterly, annually or at maturity depending on the terms of the note. At September 30, 2014 and December 31, 2013, the weighted-average interest rate of Series I Secured notes was 8.37% and 8.35%, respectively. The notes are secured by assets of GWG Life. The principal amount outstanding under these Series I Secured notes was $28,193,000 and $29,744,000 at September 30, 2014 and December 31, 2013, respectively. The difference between the amount outstanding on the Series I Secured notes and the carrying amount on the consolidated balance sheet is due to netting of unamortized deferred issuance costs. Overall, interest expense includes amortization of deferred financing and issuance costs of $126,000 and $427,000 for the three and nine months ended September 30, 2014, respectively, and $165,000 and $606,000 for the three and nine months ended September 30, 2013, respectively. Future expected amortization of deferred financing costs is $491,000 over the next six years.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Future contractual maturities of Series I Secured notes payable at September 30, 2014 are as follows:

Years Ending December 31,
Three months ending December 31 ,2014	$1,925,000
2015	12,729,000
2016	8,217,000
2017	4,427,000
2018	754,000
Thereafter	141,000
$28,193,000

(8)       Renewable Secured Debentures

The Company has registered with the Securities and Exchange Commission, effective January 2012, the offer and sale of $250,000,000 of secured debentures. Renewable Secured Debentures have maturity dates ranging from six months to seven years with fixed interest rates varying from 4.75% to 9.50% depending on the term of the note. Interest is payable monthly, annually or at maturity depending on the terms of the debenture. At September 30, 2014 and December 31, 2013, the weighted-average interest rate of Renewable Secured Debentures was 7.49% and 7.53%, respectively. The debentures are secured by assets of GWG Life and GWG Holdings. The amount outstanding under these Renewable Secured Debentures was $173,245,000 and $134,891,000 at September 30, 2014 and December 31, 2013, respectively. The difference between the amount outstanding on the Renewable Secured Debentures and the carrying amount on the consolidated balance sheets is due to netting of unamortized deferred issuance costs and cash receipts for new issuances in process. Amortization of deferred issuance costs was $829,000 and $2,584,000 for the three and nine months ended September 30, 2014, respectively, and $630,000 and $1,253,000 for the three and nine months ended September 30, 2013, respectively. Future expected amortization of deferred financing costs as of September 30, 2014 is $5,737,000. Subsequent to September 30, 2014, the Company has issued approximately an additional $7,300,000 in principal amount of these Renewable Secured Debentures.

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

Future contractual maturities of Renewable Secured Debentures at September 30, 2014 are as follows:

Years Ending December 31,
Three months ending December 31, 2014	$16,086,000
2015	55,676,000
2016	43,434,000
2017	21,950,000
2018	10,730,000
Thereafter	25,369,000
$173,245,000

The Company entered into an indenture effective October 19, 2011 with GWG Holdings as obligor, GWG Life as guarantor, and Bank of Utah as trustee for the benefit of the debenture holders. The Indenture has certain financial and nonfinancial covenants. The Company was in compliance with these covenants at September 30, 2014 and December 31, 2013.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(9)       Convertible, redeemable preferred stock

The Company offered 3,333,333 shares of convertible redeemable preferred stock (Series A preferred stock) for sale to accredited investors in a private placement on July 31, 2011. The offering of Series A preferred stock concluded on September 2, 2012 and resulted in 3,278,000 shares being issued for gross consideration of $24,582,000. As of September 30, 2014, 248,000 shares have been issued as a result of conversion of $1,735,000 in dividends into shares of Series A preferred stock and 678,000 shares have been converted to 508,000 shares of the Company’s common stock. The Series A preferred stock was sold at an offering price of $7.50 per share. Series A preferred stock has a preferred yield of 10% per annum, and each share has the right to convert into 0.75 shares of the Company’s common stock. Series A preferred shareholders also received three-year warrants to purchase, at an exercise price per share of $12.50, one share of common stock for every 40 shares of Series A preferred stock purchased. The warrants are exercisable immediately. Upon their original issuance, these warrants had a three-year exercise period. Effective August 1, 2014, the Board of Directors authorized the extension of the warrant exercise period for an additional two years. In the Certificate of Designations for the Series A preferred stock dated July 31, 2011, the Company has agreed to permit preferred shareholders to sell their shares back to the Company for the stated value of $7.50 per share, plus accrued dividends, according to the following schedule:

●	Up to 33% of the holder’s unredeemed shares one year after issuance:
●	Up to 66% of the holder’s unredeemed shares two years after issuance; and
●	Up to 100% of the holder’s unredeemed shares three years after issuance.

The Company’s obligation to redeem Series A preferred shares terminated upon the Company completing a registration of its common stock with the SEC which occured on September 24, 2014 (See Note 11). As such, the convertible redeemable preferred stock was reclassified from temporary equity to permanent equity. The Company may redeem the Series A preferred shares at a price equal to 110% of their liquidation preference ($7.50 per share) at any time after December 15, 2012. As of September 30, 2014, the Company had redeemed an aggregate of 145,000 shares of Series A preferred stock.

The Series A preferred shares (i) were convertible, at the election of the Company, into common stock of the Company in the event of either a registered offering of the Company’s common stock with the SEC aggregating gross proceeds of at least $5.0 million and at a price equal to or greater than $11.00 per share; (ii) remain convertible at the option of each holder; and (iii) are required to be converted upon the consent of shareholders holding at least a majority of the then-outstanding Series A preferred stock.  In connection with the Company’s initial public offering, the Company elected to cause the conversion of 677,566 shares of preferred stock into 508,193 shares of common stock. As of September 30, 2014, the Company had 2,710,000 shares of Series A preferred stock outstanding with gross consideration of $20,327,000 (including cash proceeds, conversion of Series I Secured notes and accrued interest on Series I notes, and conversion of preferred dividends payable). The Company incurred Series A preferred stock issuance costs of $2,838,000, of which $2,729,000 was amortized to additional paid in capital through September 30, 2014, resulting in a carrying amount of $20,218,000.

The Company determined that the grant date fair value of the outstanding warrants attached to the Series A preferred stock was $395,000 for warrants outstanding as of September 30, 2014. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share upon 30 days written notice to the investors at any time after (i) the Company has completed a registration of its common stock with the SEC and (ii) the volume of weighted-average sale price per share of common stock equals or exceeds $14.00 per share for ten consecutive trading days ending on the third business day prior to proper notice of such redemption. Total warrants outstanding as of September 30, 2014, were 415,955 with a weighted-average remaining life of 2.59 years. Total warrants outstanding at December 31, 2013, were 415,955 with a weighted-average remaining life of 1.34 years. As of September 30, 2014, none of these warrants have been exercised.

Dividends on the Series A preferred stock may be paid in either cash or additional shares of Series A preferred stock at the election of the holder and approval of the Company. The dividends are reported as an expense and included in the caption interest expense in the consolidated statements of operations. The Company declared and accrued dividends of $632,000 during both the three months ended September 30, 2014 and 2013, and $1,912,000 and $1,897,000 during the nine months ended September 30, 2014 and 2013, respectively, pursuant to a board resolution declaring the dividend. 27,000 and 26,000 shares of Series A preferred stock were issued in lieu of cash dividends in the three month periods ended September 30, 2014 and 2013, and 82,000 and 63,000 shares of Series A preferred stock were issued in lieu of cash dividends in the nine-month periods ended September 30, 2014 and 2013, respectively. The shares issued in lieu of cash dividends were issued at $7.00 per share. As of September 30, 2014, GWG Holdings has $632,000 of accrued preferred dividends which were paid or converted to shares of Series A preferred stock on October 15, 2014.

(10)       Income taxes

For the three and nine months ended September 30, 2014, the Company recorded income tax benefit of $1,858,000 and $4,130,000, or 35.3% and 34.4%, respectively, of income before taxes, compared to the recognition of an income tax benefit of $657,000, or 28.7% of income before taxes for the three months ended September 30, 2013 and recording an income tax expense of $1,711,000, or 89.8% of income before taxes, for the nine months ended September 30, 2013. The primary differences between the Company’s September 30, 2014 effective tax rate and the statutory federal rate are the accrual of nondeductible preferred stock dividend expense of $1,912,000, state taxes, and other non-deductible expenses.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The most significant temporary differences between GAAP net income and taxable net income are the treatment of interest costs with respect to the acquisition of the life insurance policies and revenue recognition with respect to the mark-to-market of life insurance portfolio.

(11)       Common Stock

On September 24, 2014, GWG consummated an initial public offering of its common stock which resulted in the sale of 800,000 shares of common stock at $12.50 per share.  The sale resulted in net proceeds of approximately $9.03 million after the deduction of underwriting commissions, discounts and expense reimbursements. In connection with this offering, the Company started listing its common stock on The NASDAQ Capital Market under the ticker symbol “GWGH” effective September 25, 2014. The Company intends to use the net proceeds from the offering to promote and advertise the opportunities for consumers owning life insurance and investors to profit from participating in the secondary market for life insurance policies, purchase additional life insurance policies in the secondary market, pay premiums on the Company’s life insurance policy assets, fund its portfolio operations, and for working capital purposes.

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

Stock split— On June 24, 2014, the Company’s Board of Directors and majority stockholders approved a joint resolution to effect an amendment to the Company’s Certificate of Incorporation to effect a reverse split of the issued and outstanding common stock on a 2-for-1 basis. The effective date of the amendment and reverse stock split was June 24, 2014. In lieu of fractional shares, stockholders received cash payments in an amount equal to the fraction to which the stockholder would otherwise be entitled multiplied by the price of the common stock, as determined by the Board of Directors of the Corporation, but adjusted so as to give effect to the reverse stock split. The par value of the common stock remained at $0.001 per share.

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

The Company issued stock options for 632,351 shares of common stock to employees, officers, and directors of the Company through September 30, 2014. Options for 268,455 shares have vested, and the remaining options will have vested over three years. The options were issued with an exercise price between $8.20 and $8.71 for those owning more than 10% of the Company’s stock and between $7.46 and $7.92 for others, which is equal to the estimated market price of the shares on the date of grant valued using Black-Scholes Binomial option pricing model. The expected volatility used in the Black-Scholes model valuation of options issued during the year was 17.03% annualized. The annual volatility rate is based on the standard deviation of the average continuously compounded rate of return of five selected comparable companies over the previous 52 weeks. Forfeiture rate of 15% is based on historical company information and expected future trend. As of September 30, 2014, stock options for 32,750 shares were forfeited.

In September 2014, we entered into a stock option agreement (the Agreement) with a new management employee (the Employee) granting the Employee the right to purchase up to 318,000 of the Company’s common stock at an exercise price of $12.50. The grant of such rights to purchase the Company’s common stock was treated as an inducement grant is not included The GWG Holdings Inc. 2013 Stock Incentive plan. The Agreement specifies that, among other things, options to purchase 159,000 shares of the Company’s common stock will vest with the Employee ratably on the first, second and third anniversary of the date of the Agreement. The remaining 159,000 options will vest quarterly using a formula based upon the closing price of the Company’s common stock on the last business day of such quarter. The maximum number of these remaining options that will vest with the Employee is 53,000 in each successive one year period beginning on the date of the Agreement.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock options granted through September 30, 2014:

Date Granted	Exercise Price	Number of Shares	Vesting	Binomial Value	Forfeiture Factor	Compensation Expense
9/5/2013	$7.52	143,750	Vested	0.36	0.87	$45,023
9/5/2013	$8.28	25,000	Vested	0.36	0.87	$7,830
9/5/2013	$7.52	45,838	1 years	0.36	0.85	$14,027
9/5/2013	$8.28	2,834	1 years	0.36	0.85	$867
9/5/2013	$7.52	45,833	2 years	0.6	0.72	$19,869
9/5/2013	$8.28	2,833	2 years	0.6	0.72	$1,228
9/5/2013	$7.52	45,829	3 years	0.82	0.61	$23,078
9/5/2013	$8.28	2,833	3 years	0.82	0.61	$1,427
9/30/2013	$7.52	4,000	Vested	0.66	0.87	$2,297
10/28/2013	$7.52	6,000	Vested	0.66	0.87	$3,445
10/28/2013	$7.52	24,000	1 years	0.66	0.85	$13,464
10/28/2013	$7.52	24,000	2 years	0.92	0.72	$15,953
10/28/2013	$7.52	18,000	3 years	1.14	0.61	$12,602
11/11/2013	$7.52	4,167	1 years	0.66	0.85	$2,338
11/11/2013	$7.52	4,166	2 years	0.92	0.72	$2,769
11/11/2013	$7.52	4,167	3 years	1.14	0.61	$2,917
12/12/2013	$7.52	30,000	Vested	0.66	0.87	$17,226
4/1/2014	$7.46	1,935	Vested	0.468	0.87	$788
4/1/2014	$7.46	11,007	1 years	1.028	0.85	$9,618
4/1/2014	$7.46	10,999	2 years	1.24	0.72	$9,854
4/1/2014	$7.46	10,994	3 years	1.292	0.61	$8,723
4/7/2014	$7.46	3,334	1 years	1.028	0.85	$2,913
4/7/2014	$8.20	3,334	1 years	1.028	0.85	$2,913
4/7/2014	$7.46	3,333	2 years	1.24	0.72	$2,986
4/7/2014	$8.20	3,333	2 years	1.24	0.72	$2,986
4/7/2014	$7.46	3,333	3 years	1.292	0.61	$2,645
4/7/2014	$8.20	3,333	3 years	1.292	0.61	$2,645
4/28/2014	$7.46	5,000	Vested	0.468	0.87	$2,036
4/28/2014	$7.46	2,500	1 years	1.028	0.85	$2,185
4/28/2014	$7.46	2,500	2 years	1.24	0.72	$2,240
4/28/2014	$7.46	2,500	3 years	1.292	0.61	$1,984
5/27/2014	$7.46	2,500	Vested	0.468	0.87	$1,018
5/27/2014	$7.46	10,000	1 years	1.028	0.85	$8,738
5/27/2014	$7.46	10,000	2 years	1.24	0.72	$8,959
5/27/2014	$7.46	10,000	3 years	1.292	0.61	$7,934
6/20/2014	$7.46	3,000	Vested	0.468	0.87	$1,221
6/20/2014	$7.46	6,000	1 years	1.028	0.85	$5,243
6/20/2014	$7.46	6,000	2 years	1.24	0.72	$5,375
6/20/2014	$7.46	3,000	3 years	1.292	0.61	$2,380
9/2/2014	$7.92	15,000	Vested	2.33	0.85	$29,708
9/2/2014	$7.92	16,229	1 years	2.383	0.85	$32,873
9/2/2014	$8.71	3,334	1 years	1.694	0.85	$4,801
9/2/2014	$7.92	16,220	2 years	2.564	0.72	$30,068
9/2/2014	$8.71	3,334	2 years	1.95	0.72	$4,700
9/2/2014	$7.92	166	3 years	2.232	0.61	$227
9/2/2014	$7.92	16,035	3 years	2.804	0.61	$27,607
9/2/2014	$8.71	1,666	3 years	2.232	0.61	$2,283
9/2/2014	$8.71	1,666	3 years	2.804	0.61	$2,868
9/3/2014	$7.92	2,515	Vested	2.33	0.85	$4,981
9/8/2014	$7.92	1,667	1 years	2.383	0.85	$3,377
9/8/2014	$7.92	1,667	2 years	2.564	0.72	$3,090
9/8/2014	$7.92	1,667	3 years	2.804	0.61	$2,870
9/22/2014	$12.50	13,250	0 years	-2.25	0.85	$(25,341)
9/22/2014	$12.50	13,250	1 years	0.118	0.72	$1,130
9/22/2014	$12.50	39,750	1 years	0.118	0.85	$3,987
9/22/2014	$12.50	53,000	1 years	2.383	0.85	$107,354
9/22/2014	$12.50	13,250	2 years	0.339	0.61	$2,758
9/22/2014	$12.50	39,750	2 years	0.339	0.72	$9,743
9/22/2014	$12.50	53,000	2 years	2.564	0.72	$98,250
9/22/2014	$12.50	39,750	3 years	0.585	0.61	$14,281
9/22/2014	$12.50	53,000	3 years	2.804	0.61	$91,248
		950,351

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Outstanding stock options:

	Vested	Un-vested	Total
Balance as of December 31, 2013	195,000	210,250	405,250
Granted during the year	29,950	487,151	517,101
Vested during the year	53,505	(53,505)	-
Forfeited during the year	(10,000)	(22,750)	(32,750)
Balance as of September 30, 2014	268,455	621,146	889,601

Compensation expense related to un-vested options not yet recognized is $588,000. We expect to recognize this compensation expense over the next 3.50 years. Stock-based compensation cost for the three and nine months ended September 30, 2014 was $44,000 and $116,000, respectively.

(13)     Net loss per common share

The Company began issuing Series A preferred stock September, 1, 2011, as described in note 9. The Series A preferred stock is anti-dilutive to the net loss per common share calculation at September 30, 2014 and dilutive at September 30, 2013. The Company has also issued warrants to purchase common stock in conjunction with the sale of convertible preferred stock, as discussed in note 9. The warrants are anti-dilutive at September 30, 2014 and 2013, and have not been included in the fully diluted net loss per common share calculation.

(14)     Commitments

The Company entered into an office lease with U.S. Bank National Association as the landlord. The lease was effective April 22, 2012 with a term through August 31, 2015. The lease is for 11,695 square feet of office space located at 220 South Sixth Street, Minneapolis, Minnesota. The Company is obligated to pay base rent plus common area maintenance and a share of the building operating costs. Rent expenses under this agreement were $157,000 and $149,000 during the nine-month periods ended September 30, 2014 and 2013, respectively, and $56,000 and $51,000 during the three-month periods ended September 30, 2014 and 2013, respectively. Minimum lease payments under the lease agreement effective April 22, 2012 are as follows:

Three months ending December 31, 2014	$26,000
2015	70,000
Total	$96,000

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

(16)    Guarantees of secured debentures

GWG Holdings has registered with the SEC the offer and sale $250,000,000 of secured debentures as described in note 8. The secured debentures are secured by the assets of GWG Holdings as described in note 8 and a pledge of all the common stock by the largest shareholders. Obligations under the debentures are guaranteed by GWG Life. This guarantee involves the grant of a security interest in all the assets of GWG Life. The payment of principal and interest on the secured debentures is fully and unconditionally guaranteed by GWG Life. Substantially all of the Company’s life insurance policies are held by DLP II and the Trust. The policies held by DLP II are not collateral for the debenture obligations as such policies are collateral for the credit facility.

The consolidating financial statements are presented in lieu of separate financial statements and other related disclosures of the subsidiary guarantors and issuer because management does not believe that separate financial statements and related disclosures would be material to investors. There are currently no significant restrictions on the ability of GWG Holdings or GWG Life, the guarantor subsidiary, to obtain funds from its subsidiaries by dividend or loan, except as follows. DLP II is a borrower under a credit agreement with Autobahn, with DZ Bank AG as agent, as described in note 6. The significant majority of insurance policies owned by the Company are subject to a collateral arrangement with DZ Bank AG described in note 6. Under this arrangement, collection and escrow accounts are used to fund premiums of the insurance policies and to pay interest and other charges under the revolving credit facility. DZ Bank AG and Autobahn must authorize all disbursements from these accounts, including any distributions to GWG Life. Distributions are limited to an amount that would result in the borrowers (DLP II, GWG Life and GWG Holdings) realizing an annualized rate of return on the equity funded amount for such assets of not more than 18%, as determined by DZ Bank AG. After such amount is reached, the credit agreement requires that excess funds be used for repayments of borrowings before any additional distributions may be made.

The following represents consolidating financial information as of September 30, 2014 and December 31, 2013, with respect to the financial position, and for the three and nine months ended September 30, 2014 and 2013 with respect to results of operations and cash flows of GWG Holdings and its subsidiaries. The parent column presents the financial information of GWG Holdings, the primary obligor of the secured debentures. The guarantor subsidiary column presents the financial information of GWG Life, the guarantor subsidiary of the secured debentures, presenting its investment in DLP II and Trust under the equity method. The non-guarantor subsidiaries column presents the financial information of all non-guarantor subsidiaries including DLP II and Trust.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Balance Sheets

September 30, 2014	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$27,051,595	$2,460,394	$-	$-	$29,511,989
Restricted cash	-	-	2,144,734	-	2,144,734
Investment in life settlements, at fair value	-	-	276,381,979	-	276,381,979
Other assets	1,336,301	1,753,198	364,475	-	3,453,974
Investment in subsidiaries	171,512,960	198,872,078	-	(370,385,038)	-

TOTAL ASSETS	$199,900,856	$203,085,670	$278,891,188	$(370,385,038)	$311,492,676

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Revolving credit facility	$-	$-	$79,000,000	$-	$79,000,000
Series I Secured notes payable	-	27,701,842	-	-	27,701,842
Renewable Secured Debentures	169,186,917	-	-	-	169,186,917
Interest payable	5,903,351	3,354,424	510,443	-	9,768,218
Accounts payable and other accrued expenses	1,044,275	516,444	508,667	-	2,069,386
Deferred taxes	3,545,504	-	-	-	3,545,504
TOTAL LIABILITIES	179,680,047	31,572,710	80,019,110	-	291,271,867

STOCKHOLDERS’ EQUITY (DEFICIT)

Member capital	-	171,512,960	198,872,078	(370,385,038)	-
Convertible, redeemable preferred stock	20,217,836	-	-	-	20,217,836
Common stock	5,870	-	-	-	5,870
Additional paid-in capital	16,323,738	-	-	-	16,323,738
Accumulated deficit	(16,326,635)	-	-	-	(16,326,635)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	20,220,809	171,512,960	198,872,078	(370,385,038)	20,220,809

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$199,900,856	$203,085,670	$278,891,188	$(370,385,038)	$311,492,676

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Balance Sheets (continued)

December 31, 2013	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$32,711,636	$738,157	$-	$-	$33,449,793
Restricted cash	-	(1,420,000)	4,412,970	-	5,832,970
Investment in life settlements, at fair value	-	-	234,672,794	-	234,672,794
Other assets	381,883	484,510	558,526	-	1,424,919
Investment in subsidiaries	129,839,241	159,798,490	-	(289,637,731)	-

TOTAL ASSETS	$162,932,760	$162,441,157	$239,644,290	$(289,637,731)	$275,380,476

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Revolving credit facility	$-	$-	$79,000,000	$-	$79,000,000
Series I Secured notes payable	-	29,275,202	-	-	29,275,202
Renewable Secured Debentures	131,646,062	-	-	-	131,646,062
Interest payable	3,806,820	3,065,465	337,123	-	7,209,408
Accounts payable and other accrued expenses	574,026	261,249	508,677	-	1,343,952
Deferred taxes, net	7,675,174	-	-	-	7,675,174
TOTAL LIABILITIES	143,702,082	32,601,916	79,845,800	-	256,149,798

CONVERTIBLE, REDEEMABLE PREFERRED STOCK	24,722,693	-	-	-	24,722,693

STOCKHOLDERS’ EQUITY (DEFICIT)
Member capital	-	129,839,241	159,798,490	(289,637,731)	-
Common stock	9,124	-	-	-	9,124
Additional paid-in capital	2,937,438	-	-	-	2,937,438
Accumulated deficit	(8,438,577)	-	-	-	(8,438,577)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(5,492,015)	129,839,241	159,798,490	(289,637,731)	(5,492,015)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$162,932,760	$162,441,157	$239,644,290	$(289,637,731)	$275,380,476

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Operations

For the nine months ended September 30, 2014	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Contract servicing fees	$-	$1,462,376	$-	$(1,462,376)	$-
Gain on life settlements, net	-	-	16,119,517	-	16,119,517
Interest and other income	17,501	229,348	5,218	(228,092)	23,975

TOTAL REVENUE	17,501	1,691,724	16,124,735	(1,690,468)	16,143,492

EXPENSES
Origination and servicing fees	-	-	1,462,376	(1,462,376)	-
Employee compensation and benefits	1,992,554	1,531,720	-	-	3,524,274
Legal and professional fees	1,476,213	141,470	10,086	-	1,627,769
Interest expense	13,371,300	2,334,097	4,025,930	-	19,731,327
Other expenses	1,937,674	1,299,666	268,602	(228,092)	3,277,850

TOTAL EXPENSES	18,777,741	5,306,953	5,766,994	(1,690,468)	28,161,220

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(18,760,240)	(3,615,229)	10,357,741	-	(12,017,728)

EQUITY IN INCOME OF SUBSIDIARY	6,742,512	10,357,741	-	(17,100,253)	-

NET INCOME (LOSS) BEFORE INCOME TAXES	(12,017,728)	6,742,512	10,357,741	(17,100,253)	(12,017,728)

INCOME TAX BENEFIT	(4,129,670)	-	-	-	(4,129,670)
NET INCOME (LOSS)	$(7,888,058)	$6,742,512	$10,357,741	$(17,100,253)	$(7,888,058)

For the nine months ended September 30, 2013	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Contract servicing fees	$-	$2,818,309	$-	$(2,818,309)	$-
Gain on life settlements, net	-	-	21,511,182	-	21,511,182
Interest and other income	3,324,771	1,956,863	69,943	(1,819,655)	3,531,922

TOTAL REVENUE	3,324,771	4,775,172	21,581,125	(4,637,964)	25,043,104

EXPENSES
Origination and servicing fees	-	-	2,818,309	(2,818,309)	-
Employee compensation and benefits	2,801,017	1,300,485	-	-	4,101,502
Legal and professional fees	766,785	367,396	-	-	1,134,181
Interest expense	8,249,849	2,763,918	3,932,717	-	14,946,484
Other expenses	1,752,769	1,164,968	1,857,155	(1,819,655)	2,955,237

TOTAL EXPENSES	13,570,420	5,596,767	8,608,181	(4,637,964)	23,137,404

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(10,245,649)	(821,595)	12,972,944	-	1,905,700

EQUITY IN INCOME OF SUBSIDIARY	12,151,349	13,021,463	-	(25,172,812)	-

NET INCOME BEFORE INCOME TAXES	1,905,700	12,199,868	12,972,944	(25,172,812)	1,905,700

INCOME TAX EXPENSE	1,710,826	-	-	-	1,710,826
NET INCOME	$194,874	$12,199,868	$12,972,944	$(25,172,812)	$194,874

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Operations (continued)

For the three months ended September 30, 2014	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Contract servicing fees	$-	$153,470	$-	$(153,470)	$-
Gain on life settlements, net	-	-	5,118,423	-	5,118,423
Interest and other income	4,572	59,372	5,156	(58,871)	10,229

TOTAL REVENUE	4,572	212,842	5,123,579	(212,341)	5,128,652

EXPENSES
Origination and servicing fees	-	-	153,470	(153,470)	-
Employee compensation and benefits	737,475	639,235	-	-	1,376,710
Legal and professional fees	734,024	16,020	10,086	-	760,130
Interest expense	4,679,311	761,828	1,355,597	-	6,796,736
Other expenses	850,122	587,745	74,371	(58,871)	1,453,367

TOTAL EXPENSES	7,000,932	2,004,828	1,593,524	(212,341)	10,386,943

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(6,996,360)	(1,791,986)	3,530,055	-	(5,258,291)

EQUITY IN INCOME OF SUBSIDIARY	1,738,069	3,530,055	-	(5,268,124)	-

NET INCOME (LOSS) BEFORE INCOME TAXES	(5,258,291)	1,738,069	3,530,055	(5,268,124)	(5,258,291)

INCOME TAX BENEFIT	(1,858,100)	-	-	-	(1,858,100)
NET INCOME (LOSS)	$(3,400,191)	$1,738,069	$3,530,055	$(5,268,124)	$(3,400,191)

For the three months ended September 30, 2013	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Contract servicing fees	$-	$1,004,107	$-	$(1,004,107)	$-
Gain on life settlements, net	-	-	5,437,580	-	5,437,580
Interest and other income	57,317	979,007	32,322	(978,719)	89,927

TOTAL REVENUE	57,317	1,983,114	5,469,902	(1,982,826)	5,527,507

EXPENSES
Origination and servicing fees	-	-	1,004,107	(1,004,107)	-
Employee compensation and benefits	587,961	512,198	-	-	1,100,159
Legal and professional fees	164,334	256,540	-	-	420,874
Interest expense	3,273,250	914,056	1,350,020	-	5,537,326
Other expenses	399,634	342,932	991,219	(978,719)	755,066

TOTAL EXPENSES	4,425,179	2,025,726	3,345,346	(1,982,826)	7,813,425

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(4,367,862)	(42,612)	2,124,556	-	(2,285,918)

EQUITY IN INCOME OF SUBSIDIARY	2,081,944	2,124,556	-	(4,206,500)	-

NET INCOME (LOSS) BEFORE INCOME TAXES	(2,285,918)	2,081,944	2,124,556	(4,206,500)	(2,285,918)

INCOME TAX EXPENSE (BENEFIT)	(656,968)	-	-	-	(656,968)
NET INCOME (LOSS)	$(1,628,950)	$2,081,944	$2,124,556	$(4,206,500)	$(1,628,950)

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2014	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(7,888,058)	$6,742,512	$10,357,741	$(17,100,253)	$(7,888,058)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
(Equity) loss of subsidiaries	(6,742,512)	(10,357,741)	-	17,100,253	-
Life settlements – change in fair value	-	-	(30,973,250)	-	(30,973,250)
Amortization of deferred financing and issuance costs	2,125,269	427,187	18,425	-	2,570,881
Deferred income taxes	(4,129,670)	-	-		(4,129,670)
Preferred stock issued for dividends	575,513	-	-	-	575,513
(Increase) in operating assets:
Other assets	(35,758,660)	(29,984,534)	-	63,647,054	(2,096,140)
Increase in operating liabilities:
Accounts payable and other accrued expenses	2,893,814	591,534	173,311	-	3,658,659
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(48,924,304)	(32,581,042)	(20,423,773)	63,647,054	(38,282,065)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	-	-	(11,559,435)	-	(11,559,435)
Proceeds from settlement of life settlements	-	-	999,125	-	999,125
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(10,560,310)	-	(10,560,310)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for redemption of Series I Secured notes payable	-	(2,047,928)	-	-	(2,047,928)
Proceeds from issuance of debentures	48,516,296	-	-	-	48,516,296
Payments for issuance costs and redemption of Renewable Secured Debentures	(13,816,794)	-	-	-	(13,816,794)
Proceeds from restricted cash	-	1,420,000	2,268,236	-	3,688,236
Proceeds from sale of common stock	9,030,000	-	-	-	9,030,000
Payments for redemption of preferred stock	(465,239)	-	-	-	(465,239)
Issuance of member capital	-	34,931,207	28,715,847	(63,647,054)	-
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	43,264,263	34,303,279	30,984,083	(63,647,054)	44,904,571

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,666,041)	1,722,237	-	-	(3,937,804)

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	32,711,636	738,157	-	-	33,449,793

END OF PERIOD	$27,051,595	$2,460,394	$-	$-	$29,511,989

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Consolidating Statements of Cash Flows (continued)

For the nine months ended September 30, 2013	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$194,874	$12,199,868	$12,972,944	$(25,172,812)	$194,874
Adjustments to reconcile net income to cash:
Equity income of subsidiaries	1,099,118	1,256,636	-	(2,355,754)	-
(Gain) loss on life settlements	-	-	(25,904,240)	-	(25,904,240)
Amortization of deferred financing and issuance costs	1,368,147	599,431	1,089,215	-	3,056,793
Deferred income taxes	1,710,826	-	-	-	1,710,826
Preferred stock issued for dividends	443,486	-	-	-	443,486
(Increase) decrease in operating assets:
Other assets	(49,033,785)	(46,664,803)	(2,830,802)	95,347,929	(3,181,461)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued expenses	1,914,318	614,418	(359,862)	-	2,168,874
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(42,303,016)	(31,994,450)	(15,032,745)	67,819,363	(21,510,848)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	-	-	(26,916,790)	-	(26,916,790)
Proceeds from settlement of life settlements	-	-	4,203,895	-	4,203,895
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(22,712,895)	-	(22,712,895)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from revolving credit facility	-	-	8,000,000	-	8,000,000
Payments for redemption of Series I Secured notes payable	-	(6,242,586)	-	-	(6,242,586)
Proceeds from issuance of debentures	62,056,755	-	-	-	62,056,755
Payments from redemption and issuance of debentures	(9,642,129)	-	-	-	(9,642,129)
Proceeds (payments) from restricted cash	-	1,094,415	(2,510,973)	-	(1,416,558)
Issuance of member capital	-	35,562,750	32,256,613	(67,819,363)	-
Repurchase of common stock	(3,252,400)	-	-		(3,252,400)
Payments for redemption of preferred stock	(347,089)	-	-		(347,089)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	48,815,137	30,414,579	37,745,640	(67,819,363)	49,155,993

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,512,121	(1,579,871)	-	-	4,932,250

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	25,035,579	2,461,465	-	-	27,497,044

END OF PERIOD	$31,547,700	$881,594	$-	$-	$32,429,294

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Consolidating Statements of Cash Flows (continued)

For the three months ended September 30, 2014	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,400,191)	$1,738,069	$3,530,055	$(5,268,124)	$(3,400,191)
Adjustments to reconcile net loss to cash:
(Equity) loss of subsidiaries	(1,738,069)	(3,530,055)	-	5,268,124	-
Life settlements – change in fair value	-	-	(8,761,912)	-	(8,761,912)
Amortization of deferred financing and issuance costs	397,659	126,083	339,475	-	863,217
Deferred income taxes	(1,858,100)	-	-	-	(1,858,100)
Preferred stock issued for dividends	186,182	-	-	-	186,182
(Increase) in operating assets:
Other assets	(9,136,310)	(5,329,716)	300,000	13,318,805	(847,221)
Increase in operating liabilities:
Accounts payable and other accrued expenses	922,271	289,132	(720,907)	-	490,496
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(14,626,558)	(6,706,487)	(5,313,289)	13,318,805	(13,327,529)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	-	-	(680,000)	-	(680,000)
Proceeds from settlement of life settlements	-	-	930,625	-	930,625
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	250,625	-	250,625

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for redemption of Series I Secured notes payable	-	(509,004)	-	-	(509,004)
Proceeds from issuance of debentures	15,281,809	-	-	-	15,281,809
Payments for issuance costs and redemption of Renewable Secured Debentures	(4,494,383)	-	-	-	(4,494,383)
Proceeds from restricted cash	-	565,000	100,699	-	665,699
Proceeds from sale of common stock	9,030,000	-	-	-	9,030,000
Payments for redemption of preferred stock	(445,183)	-	-	-	(445,183)
Issuance of member capital	-	8,356,840	4,961,965	(13,318,805)	-
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	19,372,243	8,412,836	5,062,664	(13,318,805)	19,528,938

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,745,685	1,706,349	-	-	6,452,034

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	22,305,910	754,045	-	-	23,059,955

END OF PERIOD	$27,051,595	$2,460,394	$-	$-	$29,511,989

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Consolidating Statements of Cash Flows (continued)

For the three months ended September 30, 2013	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(1,628,950)	$2,081,944	$2,124,556	$(4,206,500)	$(1,628,950)
Adjustments to reconcile net income to cash:
Equity income of subsidiaries	2,081,944	2,124,556	-	(4,206,500)	-
(Gain) loss on life settlements	-	-	(6,960,335)	-	(6,960,335)
Amortization of deferred financing and issuance costs	630,188	165,000	330,725		1,125,913
Deferred income taxes	(655,968)	-	-		(655,968)
Preferred stock issued for dividends	185,231	-	-		185,231
(Increase) decrease in operating assets:
Other assets	(21,755,694)	(22,309,588)	500,000	43,997,953	432,671
Increase (decrease) in operating liabilities:
Accounts payable and other accrued expenses	425,529	494,915	(450,049)	-	470,395
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(20,717,720)	(17,443,173)	(4,455,103)	35,584,953	(7,031,043)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	-	-	(14,030,797)	-	(14,030,797)
Proceeds from settlement of life settlements	-	-	1,331,743	-	1,331,743
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(12,699,054)		(12,699,054)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for redemption of Series I Secured notes payable	-	(2,311,710)	-		(2,311,710)
Proceeds from issuance of debentures	19,617,094	-	-		19,617,094
Payments from redemption and issuance of debentures	(4,305,558)	-	-		(4,305,558)
Proceeds (payments) from restricted cash	-	1,847,215	(892,998)		954,217
Issuance of member capital	-	17,537,798	18,047,155	(35,584,953)	-
Payments for redemption of preferred stock	(35,285)	-	-		(35,285)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	15,276,251	17,073,303	17,154,157	(35,584,953)	13,918,758

NET INCREASE IN CASH AND CASH EQUIVALENTS	(5,441,469)	(369,870)	-	-	(5,811,339)

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	36,989,169	1,251,464	-	-	38,240,633

END OF PERIOD	$31,547,700	$881,594	$-	$-	$32,429,294

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

	September 30,	December 31,
	2014	2013
Life insurance company	%	%
Company A	15.66	16.58

Company B	11.35	11.34

The following summarizes the number of insurance contracts held in specific states exceeding 10% of the total face value held by the Company:

	September 30,	December 31,
	2014	2013
State of residence	%	%
California	28.72	28.14
Florida	17.65	15.59
New York	10.03	10.65

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are engaged in providing financial services in the emerging secondary market for life insurance settlements. Our financial service offerings are targeted towards consumers owning life insurance who can benefit from the actuarial value of their life insurance policy. To date, our primary financial service has been to offer consumers the ability to sell their policy for cash. In addition, we have offered investors the opportunity to participate in our business through a series of debt offerings. We are in the process of expanding the services we offer consumers who own life insurance by offering them options such as to retain a portion of their policy benefits or to exchange their life insurance for a more desirable asset. All of the services we offer are based upon acquiring or otherwise financing, life insurance policy benefits from consumers in the secondary market at a discount to the face value of the insurance benefit. Once we purchase or finance a policy benefit at a discount, we continue paying the policy premiums in order to ultimately collect the face value of the insurance benefit. We seek to hold the policies to maturity, in order to ultimately collect the policy’s benefit upon the insured’s mortality. Our strategy is to build a profitable (purchased at discounts sufficient to provide a positive return on investment) and large (greater than 300 lives) portfolio of policies that are well diversified in terms of insurance carriers and the mortality profiles of insureds. We believe that diversification among insurers, mortality profiles, and medical conditions will lower our overall risk exposure, and that a larger number of policies (diversification in overall number) will provide our portfolio with greater actuarial stability.

In the first nine months of 2014, we recognized $2,301,000 of revenue from the receipt of $3,300,000 in policy benefits. In addition, we recognized revenue from the change in fair value of our life insurance policies, net of premiums and carrying costs, of $13,819,000. In the same period, our interest expense, including amortization of the deferred financing costs and preferred stock dividends, was $19,731,000, and selling, general and administrative expenses were $8,430,000. In the first nine months of 2014, we recognized income tax benefit of $4,130,000. Our net loss for the nine months ended September 30, 2014 was $7,888,000.

Critical Accounting Policies

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with the Generally Accepted Accounting Principles (GAAP) requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our judgments, estimates, and assumptions on historical experience and on various other factors believed to be reasonable under the circumstances. Actual results could differ materially from these estimates. We evaluate our judgments, estimates and assumptions on a regular basis and make changes accordingly. We believe that the judgments, estimates and assumptions involved in the accounting for the valuation of investments in life insurance policies have the greatest potential impact on our consolidated financial statements and accordingly believe these to be our critical accounting estimates. Below we discuss the critical accounting policies associated with these estimates as well as certain other critical accounting policies.

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

We initially record our purchase of life insurance policies at the transaction price, which is the amount paid for the policy, inclusive of all fees and costs associated with the acquisition. The fair value of our investment in the portfolio of insurance policies is evaluated at the end of each reporting period. Changes in the fair value of the portfolio of life insurance policies are based on periodic evaluations and are recorded as changes in fair value of life settlements in our consolidated and combined statement of operations. The fair value is determined as the net present value of the life insurance portfolio’s future expected cash flows that incorporates current life expectancy estimates and discount rate assumptions.

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

The table below provides the discount rate used to estimate the fair value of the life insurance policies for the period ending:

September 30, 2014	December 31, 2013
11.56%	11.69%

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

We engaged a third party, Model Actuarial Pricing Systems (MAPS), to prepare a third-party valuation of our life settlement portfolio. MAPS owns and maintains the portfolio pricing software we use. MAPS processed policy data, future premium data, life expectancy estimate data, and other actuarial information we supply to calculate a net present value for our portfolio using the specified discount rate of 11.56%. MAPS independently calculated the net present value of our portfolio of 289 policies to be $276,381,979, which is the same fair value estimate we used on the balance sheet as of September 30, 2014, and furnished us with a letter documenting its calculation. A copy of such letter is filed as Exhibit 99.1 to this report.

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

Principal Revenue and Expense Items

We earn revenues from three primary sources as described below.

●	Policy Benefits Realized. We recognize the difference between the insurance benefits and carrying values of the policy when an insured event has occurred and we determine that settlement and ultimate collection of the insurance benefits is realizable and reasonably assured. Revenue from a transaction must meet both criteria in order to be recognized. We generally collect the face value of the life insurance policy from the insurance company within 45 days of the insured’s mortality.

●	Change in Fair Value of Life Insurance Policies. We have elected to carry our investments in life insurance policies at fair value in accordance with ASC 325-30, Investments in Life Insurance Contracts. Accordingly, we value our investments in our portfolio of life insurance policies each reporting period in accordance with the fair value principles discussed herein, which includes the expected payment of premiums for future periods.

●	Sale of a Life Insurance Policy or a Portfolio of Life Insurance Policies. In an event of a sale of a policy, we recognize gain or loss as the difference between the sale price and the carrying value of the policy on the date of the receipt of payment on such sale.

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

Results of Operations — Three and Nine Months Ended September 30, 2014 Compared to the Same Periods in 2013

The following is our analysis of the results of operations for the periods indicated below.  This analysis should be read in conjunction with our consolidated financial statements and related notes.

Revenue. Revenue recognized from the receipt of policy benefits was $2,070,000 and $2,301,000 during the three and nine months ended September 30, 2014, respectively. Revenue recognized from the receipt of policy benefits was $3,668,000 and $11,396,000 during the three and nine months ended September 30, 2013, respectively. Revenue recognized from the change in fair value of our life insurance policies, net of premiums and carrying costs, was $3,049,000 and $13,819,000 for the three and nine months ended September 30, 2014, respectively and $1,769,000 and $10,115,000 for the three and nine months ended September 30, 2013, respectively. During the nine-month period ended September 30, 2013, we purchased a higher volume of life insurance policies than we did during the same period in 2014. The change in fair value related to new policies acquired during the three and nine month periods ended September 30, 2014 was $964,000 and $7,523,000 respectively, and $6,732,000 and $19,762,000 for those acquired during the three-month and nine-month periods ended September 30, 2013, respectively. In each case, the increases in fair value were due to changes in the discount rates we use to calculate the net present value of cash flows expected from our portfolio of life insurance policies, change in fair value of policies acquired during the period, and aging of the policies. The discount rate incorporates current information about discount rates applied by other reporting companies owning portfolios of life insurance policies, discount rates observed in the life insurance secondary market, market interest rates, the credit exposure to the insurance company that issued the life insurance policy and management’s estimate of the risk premium a purchaser would require to receive the future cash flows derived from our portfolio of life insurance policies. The discount rate used to estimate the fair value of the life insurance policies we own was 11.56% as of September 30, 2014, compared to 11.77% as of September 30, 2013. The decrease in discount rate was due to changes in a variety of factors in our fair value methodology. The carrying value of policies acquired during each quarterly reporting period are adjusted to their current fair value using the fair value discount rate applied to the portfolio as of that reporting date.

Expenses. Interest expense, including amortization of the deferred financing costs as well as preferred stock dividends, were $6,797,000 and $19,731,000 during the three and nine months ended September 30, 2014, compared to $5,537,000 and $14,946,000 during the same periods of 2013, increases of $1,260,000 and $4,785,000, respectively. The increase was due to the increased debt outstanding that increased from $225,362,000 at September 30, 2013 to $280,438,000 at September 30, 2014, principally to fund acquisition of policies, make premium payments, pay interest and principal on the outstanding debt, and fund operating expenses. Selling, general, and administrative expenses were $3,590,000 and $8,430,000 during the three and nine months ended September 30, 2014, compared to $2,276,000 and $8,191,000 during the same periods of 2013, an increase of $1,314,000 and $239,000, respectively. The third quarter of 2014 over the same quarter of 2013 selling, general and administrative expenses increase was due to $277,000 increase of employee expenses, $339,000 increase in legal and professional fees, and $698,000 increase in marketing, recruiting and other fees.

Income Tax Expense. For the three and nine months ended September 30, 2014, we had a loss of $3,400,000 and $7,888,000 before income taxes and recorded income tax benefit of $1,858,000 and $4,130,000, respectively, or 35.3% and 34.4%, respectively. In the same periods of 2013, we recorded income tax benefit of $657,000 (or 28.7% of income before taxes) and income tax expense of $1,711,000 (or 89.8% of income before taxes). The primary differences between our effective tax rate and the statutory federal rate are the accrual of preferred stock dividend expense, state taxes, and other non-deductible expenses. Excluding the impact of the dividends and other permanent differences, the effective tax rate for the three and nine months ended September 30, 2014 and 2013 would have been 43.8% and 40.5%, respectively.

The following table provides a reconciliation of our income tax expense at the statutory federal tax rate to our actual income tax expense:

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
Six months ended:	September 30, 2014		September 30, 2014		September 30, 2013		September 30, 2013
Statutory federal income tax	$(1,788,000)	34.0%	$(4,086,000)	34.0%	$777,000	34.0%	$(648,000)	34.0%
State income taxes, net of federal benefit	(297,000)	5.6%	(649,000)	5.4%	105,000	4.6%	(251,000)	13.2%
Series A preferred stock dividends	216,000	(4.1)%	650,000	(5.4)%	(215,000)	(9.4)%	(645,000)	33.9%
Other permanent differences	11,000	(0.2)%	(45,000)	0.4%	(10,000)	(0.5)%	(167,000)	8.7%
Total income tax expense	$(1,858,000)	35.3%	$(4,130,000)	34.4%	$657,000	28.7%	$(1,711,000)	89.8%

The most significant temporary differences between GAAP net income and taxable net income are the treatment of interest costs with respect to the acquisition of the life insurance policies and revenue recognition with respect to the mark-to-market of life insurance portfolio.

Liquidity and Capital Resources

We finance our business through a combination of policy benefit revenues, origination fees, equity offerings, debt offerings, and a credit facility. We have used our debt offerings and credit facility primarily for policy acquisition, policy servicing and portfolio related financing expenditures. We charge an intercompany origination fee in the amount of one to four percent of the face value of a life insurance policy’s benefit when we acquire the related life insurance policy. The origination fee we charge is included in the total purchase price we pay for a life insurance policy for purposes of our valuation and expected internal rate of return calculations, but is not netted against the purchase price we pay to a seller of an insurance policy. We generated cash flows of $153,000 and $1,462,000 from origination fees during the three and nine months ended September 30, 2014, and $1,004,000 and $2,818,000 during the same periods in 2013. Profit from intra-company origination fees for life insurance policies retained by the Company are eliminated from our consolidated statements of operations. As such, the origination fees collected under our life insurance policy financing arrangements are reflected in our consolidated statements of cash flows as cash flows from financing activities as they are received from borrowings used to finance the acquisition of life insurance policies. Our revolving bank line allows DLP II to borrow the funds necessary to pay origination fees to GWG Life. Our borrowing agreements allow us to use net proceeds of the Renewable Secured Debentures for policy acquisition, which includes origination fees. If the policy acquisition is not financed, no fees are included in the consolidated cash flows. See “Cash Flows” below for further information. We determine the purchase price of life insurance policies in accordance with ASC 325-30, Investments in Insurance Contracts, using the fair value method. Under the fair value method, the initial investment is recorded at the transaction price. Because the origination fees are paid from a wholly owned subsidiary to the parent company, these fees are not included in the transaction price as reflected in our consolidated financial statements. For further discussion on our accounting policies for life settlements, please refer to note 1 to our consolidated financial statements.

As of September 30, 2014, we had approximately $41.1 million in combined available cash and available borrowing base surplus capacity under our revolving credit facility for the purpose of purchasing additional life insurance policies, paying premiums on existing policies, paying portfolio servicing expenses, and paying principal and interest on our outstanding financing obligations.

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

In June 2011, we registered a $250.0 million debt offering of our Renewable Secured Debentures with the SEC. The registration became effective on January 31, 2012. Through September 30, 2014, the total amount of Renewable Secured Debentures sold, including renewals, is $225.0 million. As of September 30, 2014, we had approximately $173.2 million in principal amount of Renewable Secured Debentures outstanding.

On September 24, 2014, GWG consummated an initial public offering of its common stock which resulted in the sale of 800,000 shares of common stock at $12.50 per share.  The sale resulted in net proceeds of approximately $9.03 million after the deduction of underwriting commissions, discounts and expense reimbursements. The company intends to use the net proceeds from the offering to promote and advertise the opportunities for consumers owning life insurance and investors to profit from participating in the secondary market for life insurance policies, purchase additional life insurance policies in the secondary market, pay premiums on the company’s life insurance policy assets, fund its portfolio operations, and for working capital purposes.

Additionally, our wholly owned subsidiary GWG Life issued Series I Secured notes beginning in November 2009 on a private placement basis to accredited investors only. As of September 30, 2014, we had approximately $28.2 million in principal amount of Series I Secured notes outstanding. This offering was closed in November 2011.

The weighted-average interest rate of our outstanding Series I Secured notes as of September 30, 2014 and December 31, 2013 was 8.37% and 8.35%, respectively, and the weighted average maturity at those dates was 1.92 and 2.49 years, respectively. The Series I Secured notes have renewal features. Since we first issued our Series I Secured notes, we have experienced $131,774,000 in maturities, of which as of September 30, 2014, $102,260,000 has renewed for an additional term. This has provided us with an aggregate renewal rate of approximately 78% for investments in our subsidiary secured notes. Future contractual maturities of Series I Secured notes payable at September 30, 2014 are:

Years Ending December 31,
Three months ending December 31, 2014	$1,925,000
2015	12,729,000
2016	8,217,000
2017	4,427,000
2018	754,000
Thereafter	141,000
$28,193,000

The weighted-average interest rate of our outstanding Renewable Secured Debentures as of September 30, 2014 and December 31, 2013 was 7.49% and 7.53%, respectively, and the weighted average maturity at those dates was 3.50 and 3.69 years, respectively. Our Renewable Secured Debentures have renewal features. Since we first issued our Renewable Secured Debentures, we have experienced $51,493,000 in maturities, of which as of September 30, 2014, $34,105,000 has renewed for an additional term. This has provided us with an aggregate renewal rate of approximately 66% for investments in our Renewable Secured Debentures. Future contractual maturities of Renewable Secured Debentures at September 30, 2014 are:

Years Ending December 31,
Three months ending December 31, 2014	$16,086,000
2015	55,676,000
2016	43,434,000
2017	21,950,000
2018	10,730,000
Thereafter	25,369,000
$173,245,000

The Renewable Secured Debentures and Series I Secured notes are secured by all our assets, and are subordinate to our revolving credit facility with Autobahn/DZ Bank. The Renewable Secured Debentures and Series I Secured notes are pari passu with respect to our assets pursuant to an intercreditor agreement (see notes 7 and 8 to our consolidated financial statements).

We maintain a $100 million revolving credit facility with Autobahn/DZ Bank through GWG Life’s wholly owned subsidiary DLP II. As of September 30, 2014 and December 31, 2013 we had $79.0 million outstanding under the revolving credit facility and maintained an available borrowing base surplus of $11.6 and $3.9 million, respectively (see note 6 to our consolidated financial statements).

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

Capital expenditures have historically not been material and we do not anticipate making material capital expenditures in 2014 or beyond.

Debt Financings Summary

We had the following outstanding debt balances as of September 30, 2014:

Issuer/Borrower	Principal Amount Outstanding	Weighted Average Interest Rate
GWG Holdings, Inc. - Renewable Secured Debentures	$173,245,000	7.49%
GWG Life Settlements, LLC -Series I Secured notes	28,193,000	8.37%
GWG DLP Funding II, LLC - Revolving credit facility	79,000,000	6.22%
Total	$280,438,000	7.22%

Our total credit facility and other indebtedness balance as of September 30, 2014 and December 31, 2013 was $280,438,000 and $243,635,000, respectively. At September 30, 2014, the total outstanding face amount under our Series I Secured notes outstanding was $28,193,000, less unamortized selling costs of $491,000, resulting in a carrying amount of $27,702,000. At December 31, 2013, the total outstanding face amount under our Series I Secured notes outstanding was $29,744,000, less unamortized selling costs of $469,000, resulting in a carrying amount of $29,275,000. At September 30, 2014, the total outstanding face amount of Renewable Secured Debentures was $173,245,000 plus $1,679,000 of subscriptions in process, less unamortized selling costs of $5,737,000, resulting in a carrying amount of $169,187,000. At December 31, 2013, the total outstanding face amount of Renewable Secured Debentures outstanding was $134,891,000 plus $1,902,000 of subscriptions in process, less unamortized selling costs of $5,147,000, resulting in a carrying amount of $131,646,000. At September 30, 2014, the fair value of our investments in life insurance policies of $276,382,000 plus our cash balance of $29,512,000 and our restricted cash balance of $2,145,000, totaled $308,039,000, representing an excess of portfolio assets over secured indebtedness of $27,601,000. At December 31, 2013, the fair value of our investments in life insurance policies of $234,673,000 plus our cash balance of $33,450,000 and our restricted cash balance of $5,833,000, totaled $273,956,000, representing an excess of portfolio assets over secured indebtedness of $30,321,000. The Renewable Secured Debentures and Series I Secured notes are secured by all our assets and are subordinate to our revolving credit facility with Autobahn/DZ Bank. The Renewable Secured Debentures and Series I Secured notes are pari passu with respect to shared collateral pursuant to an intercreditor agreement.

The following forward-looking table seeks to illustrate the impact of the sale of our portfolio of life insurance assets at various discount rates in order to satisfy our debt obligations as of September 30, 2014. In all cases, the sale of the life insurance assets owned by DLP II will be used first to satisfy all amounts owing under the revolving credit facility with Autobahn/ DZ Bank. The net sale proceeds remaining after satisfying all obligations under the revolving credit facility would be applied to Renewable Secured Debentures and Series I Secured notes on a pari passu basis.

Portfolio Discount Rate	10%	11%	12%	13%	14%
Value of portfolio	$298,167,000	$283,889,000	$270,713,000	$258,529,000	$247,240,000
Cash and cash equivalents	31,657,000	31,657,000	31,657,000	31,657,000	31,657,000
Total assets	329,824,000	315,546,000	302,370,000	290,186,000	278,897,000
Revolving credit facility Autobahn/DZ Bank	79,000,000	79,000,000	79,000,000	79,000,000	79,000,000
Net after revolving credit facility	250,824,000	236,546,000	223,370,000	211,186,000	199,897,000
Series I Secured notes and Renewable Secured Debentures	201,438,000	201,438,000	201,438,000	201,438,000	201,438,000
Net after Series I Secured notes and Renewable Secured Debentures	$49,386,000	$35,108,000	$21,932,000	$9,748,000	$(1,541,000)
Impairment to Series I Secured notes and Renewable Secured Debentures	No impairment	No impairment	No impairment	No impairment	Impairment

The table illustrates that our ability to fully satisfy amounts owing under the Renewable Secured Debentures and Series I Secured notes would likely be impaired upon the sale of all our life insurance assets at a price equivalent to a discount rate of approximately 13.86% or higher. The discount rates used to calculate the fair value of our portfolio for mark-to-market accounting were 11.56% and 11.69% as of September 30, 2014 and December 31, 2013, respectively. The table does not include any allowance for transactional fees and expenses associated with a portfolio sale (which expenses and fees could be substantial), and is provided to demonstrate how various discount rates used to value our portfolio could affect our ability to satisfy amounts owing under our debt obligations, in light of our senior secured lender’s right to priority payments. You should read the above table in conjunction with the information contained in other sections of this report, including our discussion of discount rates included under the “—Critical Accounting Policies – Valuation of Insurance Policies” caption above. This discussion and analysis is based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The forward-looking presentation above is subject to numerous risks and uncertainties. Our actual results could differ materially from those suggested or implied by the above table. Please see the caption “Risk Relating to Forward-Looking Statements” above.

On May 29, 2014, GWG Holdings, together with GWG Life and DLPII, entered into an Amendment No. 1 to Amended and Restated Credit and Security Agreement with Autobahn and DZ Bank (as committed lender and Agent). The amendment was entered into for the purpose of extending the maturity date for borrowings under the agreement to December 31, 2016.

On July 3, 2014, we filed a registration statement on Form S-1 (File No. 333-197227), as subsequently amended, for the public offer and sale of up to an aggregate of $1,000,000,000 of secured debt named “L Bonds.” The L Bonds have terms substantially identical to the Renewable Secured Debentures, and are to be issued under the same indenture, as amended and contemplated to be amended. Upon effectiveness of the L Bond offering, a pending amendment to the indenture will rename our outstanding “Renewable Secured Debentures” as “L Bonds.”

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

Quarter End Date	Portfolio Face Amount	12-Month Trailing Benefits Collected	12-Month Trailing Premiums Paid	12-Month Trailing Benefits/ Premium Coverage Ratio
March 31, 2012	$482,455,000	$4,203,000	$14,977,000	28.06%
June 30, 2012	489,255,000	8,703,000	15,412,000	56.47%
September 30, 2012	515,661,000	7,833,000	15,837,000	49.46%
December 31, 2012	572,245,000	7,350,000	16,597,000	44.28%
March 31, 2013	639,755,000	11,350,000	18,044,000	62.90%
June 30, 2013	650,655,000	13,450,000	19,182,000	70.11%
September 30, 2013	705,069,000	18,450,000	20,279,000	90.98%
December 31, 2013	740,648,000	16,600,000	21,733,000	76.38%
March 31, 2014	771,940,000	12,600,000	21,930,000	57.46%
June 30, 2014	784,652,000	6,300,000	22,598,000	27.88%
September 30, 2014	787,964,000	4,300,000	23,121,000	18.60%

We believe that the portfolio cash flow results set forth above represent our general investment thesis: that the life insurance policy benefits we receive will continue to increase over time in relation to the premiums we are required to pay on the remaining polices in the portfolio. Nevertheless, we expect that our portfolio cash flow results will remain inconsistent until such time we achieve our goal of acquiring a larger, more diversified portfolio of life insurance policies in order to obtain more normalized actuarial results. For example, we had expected to receive a greater amount of insurance benefits for the periods ended December 31, 2013 and September 30, 2014 than we actually experienced. As our receipt of life insurance policy benefits increase, we expect to begin servicing and paying down our outstanding indebtedness, or alternatively purchasing additional life insurance policies, from these cash flows. As indicated above under “Liquidity and Capital Resources,” we presently expect that by 2015, the cash inflows from the receipt of policy benefits will exceed the premium obligations on the remaining life insurance policies held within the portfolio as of December 31, 2013.

The amount of payments for anticipated premiums and servicing costs that we will be required to make over the next five years to maintain our current portfolio, assuming no mortalities, is set forth in the table below.

Year	Premiums and Servicing
Three months ending December 31, 2014	$6,711,000
2015	27,075,000
2016	29,701,000
2017	33,176,000
2018	36,100,000
Total	$132,763,000

The life insurance policies owned by DLP II are subject to a collateral arrangement with the agent to our revolving credit lender, as described in note 6 to the consolidated financial statements. Under this arrangement, collection and escrow accounts are used to fund purchases and premiums of the insurance policies and to pay interest and other charges under our revolving credit facility. The lender and its agent must authorize all disbursements from these accounts, including any distributions to GWG Life or GWG Holdings. Distributions are limited to an amount that would result in the borrowers (DLP II, GWG Life, and GWG Holdings) realizing an annualized rate of return on the equity funded amount for such assets of not more than 18%, as determined by the agent. After such amount is reached, the credit agreement requires that excess funds be used to fund repayments or a reserve account in a certain amount before any additional distributions may be made. In the future, these arrangements may restrict the cash flows available for payment of principal and interest on our debt obligations.

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

Three months ending December 31, 2014	$26,000
2015	70,000
Total	$96,000

Credit Risk

We review the credit risk associated with our portfolio of life insurance policies when estimating its fair value. In evaluating the policies’ credit risk we consider insurance company solvency, credit risk indicators, economic conditions, ongoing credit evaluations, and company positions. We attempt to manage our credit risk related to life insurance policies typically by purchasing policies issued only from companies with an investment grade credit rating by either Standard & Poor’s, Moody’s, or A.M. Best Company. As of September 30, 2014, 99.08% of our life insurance policies, by face value benefits, were issued by companies that maintained an investment grade rating (BBB or better) by Standard & Poor’s.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
GAAP net income (loss)	$(3,400,000)	$(1,629,000)	$(7,888,000)	$195,000
Unrealized fair value gain (1)	(8,762,000)	(6,960,000)	(30,973,000)	(25,904,000)
Adjusted cost basis increase (2)	10,982,000	9,360,000	33,156,000	28,256,000
Accrual of unrealized actuarial gain (3)	8,082,000	5,208,000	23,209,000	15,406,000
Total adjusted non-GAAP income (4)	$6,902,000	$5,979,000	$17,504,000	$17,953,000

(1)	Reversal of unrealized fair value gain of life insurance policies for current period.
(2)	Adjusted cost basis is increased to include those acquisition and servicing expenses which are not capitalized by GAAP.
(3)	Accrual of actuarial gain at expected internal rate of return based on investment cost basis for the period.
(4)	We must maintain an annual positive consolidated net income, calculated on a non-GAAP basis, to maintain compliance with our revolving credit facility with DZ Bank/Autobahn.

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

	As of September 30, 2014	As of December 31, 2013
GAAP net worth (1)	$20,221,000	$19,231,000
Less intangible assets (2)	(8,237,000)	(6,068,000)
GAAP tangible net worth	11,984,000	13,163,000
Unrealized fair value gain (3)	(145,717,000)	(114,744,000)
Adjusted cost basis increase (4)	139,094,000	106,201,000
Accrual of unrealized actuarial gain (5)	72,875,000	49,666,000
Total adjusted non-GAAP tangible net worth (6)	$78,236,000	$54,286,000

(1)	Includes termination of redeemable member’s interest prior to corporate conversion and preferred stock classified as temporary equity.
(2)	Unamortized portion of deferred financing costs and pre-paid insurance.
(3)	Reversal of cumulative unrealized fair value gain or loss of life insurance policies.
(4)	Adjusted cost basis is increased by acquisition and servicing expenses which are not capitalized under GAAP.
(5)	Accrual of cumulative actuarial gain at expected internal rate of return based on investment cost basis.
(6)	We must maintain a total adjusted non-GAAP tangible net worth of $15 million to maintain compliance with our revolving credit facility with DZ Bank/Autobahn.

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

	As of March 31, 2014	As of December 31, 2013
Weighted-average expected IRR (1)	11.88%	12.21%
Weighted-average revolving credit facility interest rate (2)	6.22%	6.19%
Excess spread (3)	5.66%	6.02%
Total weighted-average interest rate on indebtedness for borrowed money (4)	7.22%	7.20%
Total excess spread	4.66%	5.01%

(1)	This represents the weighted-average expected internal rate of return of the life insurance policies as of the measurement date based upon our investment cost basis of the insurance policies and the expected cash flows from the life insurance portfolio. Our investment cost basis is calculated as our cash investment in the life insurance policies, without regard to GAAP-based fair value measurements, and is set forth below:

Investment Cost Basis	As of September 30, 2014	As of December 31, 2013
GAAP fair value	$276,382,000	$234,673,000
Unrealized fair value gain (A)	(145,717,000)	(114,744,000)
Adjusted cost basis increase (B)	139,094,000	106,201,000
Investment cost basis (C)	$269,759,000	$226,130,000

(A)	This represents the reversal of cumulative unrealized GAAP fair value gain of life insurance policies.
(B)	Adjusted cost basis is increased to include those acquisition and servicing expenses that are not capitalized by GAAP.
(C)	This is the full cash investment cost basis in life insurance policies from which our expected internal rate of return is calculated.

(2)	This is the weighted-average revolving credit relating to our revolving credit facility interest rate as of the measurement date.
(3)	We must maintain an excess spread of 2.00% relating to our revolving credit facility to maintain compliance under such facility.
(4)	Represents the weighted-average interest rate paid on all outstanding indebtedness as of the measurement date, determined as follows:

Outstanding Indebtedness	As of September 30, 2014	As of December 31, 2013
Revolving credit facility	$79,000,000	$79,000,000
Series I Secured notes	28,193,000	29,744,000
Renewable Secured Debentures	173,245,000	134,891,000
Total	$280,438,000	$243,635,000

Interest Rates on Indebtedness
Revolving credit facility	6.22%	6.19%
Series I Secured notes	8.37%	8.35%
Renewable Secured Debentures	7.49%	7.53%
Weighted-average interest rates on indebtedness	7.22%	7.20%

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

	As of September 30, 2014	As of December 31, 2013
Life insurance portfolio policy benefits	$787,964,000	$740,648,000
Discount rate of future cash flows	7.22%	7.20%
Net present value of Life insurance portfolio policy benefits	$344,774,000	$302,761,000
Cash and cash equivalents	31,657,000	39,283,000
Total Coverage	376,431,000	342,044,000

Revolving credit facility	79,000,000	79,000,000
Series I Secured notes	28,193,000	29,744,000
Renewable Secured Debentures	173,245,000	134,891,000
Total Indebtedness	$280,438,000	$243,635,000

Debt Coverage Ratio	74.50%	71.23%
Subordination Ratio	20.99%	23.10%

As of September 30, 2014, we were in compliance with both the debt coverage ratio and the subordination ratio as required under our related financing agreements for Renewable Secured Debentures and Series I Secured notes.

Our Portfolio

Our portfolio of life insurance policies, owned by our subsidiaries as of September 30, 2014, is summarized below:

Life Insurance Portfolio Summary

Total portfolio face value of policy benefits	$787,964,000
Average face value per policy	$2,727,000
Average face value per insured life	$2,996,000
Average age of insured (yrs.) *	82.6
Average life expectancy estimate (yrs.) *	6.69
Total number of policies	289
Number of unique lives	263
Demographics	68% Males; 32% Females
Number of smokers	3
Largest policy as % of total portfolio	1.27%
Average policy as % of total portfolio	0.35%
Average Annual Premium as % of face value	3.31%

*  Averages presented in the table are weighted averages.

Our portfolio of life insurance policies, owned by our subsidiaries as of September 30, 2014, organized by the insured’s current age and the associated policy benefits, is summarized below:

Distribution of Policy Benefits by Current Age of Insured

Min Age	Max Age	Policy Benefits	Weighted Average Life Expectancy (yrs.)	Distribution
65	69	$9,157,000	7.66	1.16%
70	74	47,767,000	8.72	6.06%
75	79	172,048,000	8.38	21.83%
80	84	289,260,000	7.20	36.71%
85	89	237,464,000	4.82	30.14%
90	95	32,268,000	3.59	4.10%
Total		$787,964,000	6.69	100.00%

Our portfolio of life insurance policies, owned by our subsidiaries as of September 30, 2014, organized by the insured’s current age and number of policies owned, is summarized below:

Distribution of Policies by Current Age of Insured

Min Age	Max Age	Policies	Weighted Average Life Expectancy (yrs.)	Distribution
65	69	8	7.66	2.77%
70	74	20	8.72	6.92%
75	79	57	8.38	19.72%
80	84	99	7.20	34.26%
85	89	90	4.82	31.14%
90	95	15	3.59	5.19%
Total		289	6.69	100.00%

Our portfolio of life insurance policies, owned by our subsidiaries as of September 30, 2014, organized by the insured’s estimated life expectancy estimates and associated policy benefits, is summarized below:

Distribution of Policy Benefits by Current Life Expectancies of Insured

Min LE (Months)	Max LE (Months)	Policy Benefits	Distribution
144	167	$9,000,000	1.14%
120	143	69,656,000	8.84%
96	119	175,024,000	22.21%
72	95	203,081,000	25.77%
48	71	209,573,000	26.60%
16	47	121,630,000	15.44%
Total		$787,964,000	100.00%

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

Our portfolio of life insurance policies, owned by our subsidiaries as of September 30, 2014, organized by the primary disease categories of the insured and associated policy benefits, is summarized below:

Distribution of Policy Benefits by Primary Disease Category

Primary Disease Category	Policy Benefits	Distribution
Cancer	$57,450,000	7.29%
Cardiovascular	141,874,000	18.00%
Cerebrovascular	21,960,000	2.79%
Dementia	62,699,000	7.96%
Diabetes	63,617,000	8.07%
Multiple	202,109,000	25.65%
Neurological Disorders	16,104,000	2.04%
No Disease	94,468,000	11.99%
Other	86,483,000	10.98%
Respiratory Diseases	41,200,000	5.23%
Total Policy Benefits	$787,964,000	100.00%

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

As of September 30, 2014, 99.87% of insurance companies in our portfolio hold an investment-grade rating by Standard & Poor’s (BBB- or better), and the face value of policy benefits issued by one life insurance company within the portfolio was 15.66%. Of the 44 insurance companies that insure the policies we own, ten companies insure approximately 72.80% of total face value of insurance benefits and the remaining 34 insurance companies insure the remaining approximately 27.20% of total face value of insurance benefits. The concentration risk of our ten largest insurance company holdings as of September 30, 2014 is set forth in the table below.

Rank	Policy Benefits	Percentage of Policy Benefit Amt.	Insurance Company	Ins. Co. S&P Rating
1	$123,380,000	15.66%	AXA Equitable Life Insurance Company	A+
2	$89,470,000	10.35%	John Hancock Life Insurance Company (U.S.A)	AA-
3	$73,920,000	9.38%	Transamerica Life Insurance Company	AA-
4	$58,769,000	7.46%	Jefferson-Pilot Life Insurance Company	AA-
5	$56,215,000	7.13%	ING Life Insurance and Annuity Company	A-
6	$43,550,000	5.53%	American General Life Insurance Company	A+
7	$42,735,000	5.42%	Massachusetts Mutual Life Insurance Company	AA+
8	$30,500,000	3.87%	Pacific Life Insurance Company	A+
9	$28,450,000	3.61%	West Coast Life Insurance Company	AA-
10	$26,661,000	3.38%	Metropolitan Life Insurance Company	AA-

Life Insurance Portfolio Detail

(as of September 30, 2014)

	Face Amount	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
1	$1,100,000	M	94	31.7	ING Life Insurance and Annuity Company	A-
2	$4,000,000	M	93	37.5	MetLife Investors USA Insurance Company	AA-
3	$1,770,726	F	93	35.7	Aviva Life Insurance Company	A-
4	$3,200,000	M	93	61.0	West Coast Life Insurance Company	AA-
5	$1,000,000	F	92	41.9	Transamerica Life Insurance Company	AA-
6	$264,000	F	92	27.5	Lincoln Benefit Life Company	BBB+
7	$2,500,000	M	91	25.4	Columbus Life Insurance Company	AA
8	$500,000	M	91	20.6	John Hancock Life Insurance Company (U.S.A)	AA-
9	$2,000,000	F	91	19.3	Pruco Life Insurance Company	AA-
10	$250,000	M	91	24.9	Transamerica Life Insurance Company	AA-
11	$1,682,773	F	90	56.9	Hartford Life and Annuity Insurance Company	BBB+
12	$3,000,000	M	90	53.4	West Coast Life Insurance Company	AA-
13	$5,000,000	F	90	58.7	American General Life Insurance Company	A+
14	$5,000,000	F	90	38.5	John Hancock Life Insurance Company (U.S.A)	AA-
15	$1,000,000	F	90	35.7	Protective Life Insurance Company	AA-
16	$5,000,000	M	89	37.9	John Hancock Life Insurance Company (U.S.A)	AA-
17	$3,500,000	F	89	62.7	John Hancock Life Insurance Company (U.S.A)	AA-
18	$3,100,000	F	89	39.6	Lincoln Benefit Life Company	BBB+
19	$1,500,000	F	89	72.9	Jefferson-Pilot Life Insurance Company	AA-
20	$1,000,000	M	89	31.9	State Farm Life Insurance Company	AA-
21	$3,000,000	F	89	39.2	Jefferson-Pilot Life Insurance Company	AA-
22	$5,000,000	F	89	46.1	ING Life Insurance and Annuity Company	A-
23	$5,000,000	F	89	23.4	Lincoln National Life Insurance Company	AA-
24	$1,000,000	M	89	13.1	ING Life Insurance and Annuity Company	A-
25	$1,203,520	M	89	49.9	Columbus Life Insurance Company	AA
26	$1,350,000	F	89	41.6	Jefferson-Pilot Life Insurance Company	AA-
27	$600,000	F	89	26.9	Columbus Life Insurance Company	AA
28	$5,000,000	F	88	54.6	Massachusetts Mutual Life Insurance Company	AA+
29	$2,500,000	F	88	54.3	American General Life Insurance Company	A+
30	$2,500,000	M	88	45.7	Pacific Life Insurance Company	A+
31	$1,000,000	F	88	56.9	United of Omaha Life Insurance Company	A+
32	$1,000,000	F	88	72.4	Transamerica Life Insurance Company	AA-
33	$250,000	F	88	72.4	Transamerica Life Insurance Company	AA-
34	$1,750,000	M	88	27.4	Transamerica Life Insurance Company	AA-
35	$2,500,000	F	88	13.1	AXA Equitable Life Insurance Company	A+
36	$2,500,000	F	88	13.1	AXA Equitable Life Insurance Company	A+
37	$8,985,000	M	88	37.6	Massachusetts Mutual Life Insurance Company	AA+
38	$715,000	F	88	66.7	Jefferson-Pilot Life Insurance Company	AA-
39	$2,225,000	F	88	91.3	Transamerica Life Insurance Company	AA-
40	$2,000,000	F	88	34.8	American General Life Insurance Company	A+
41	$3,500,000	F	88	47.2	Lincoln National Life Insurance Company	AA-
42	$500,000	F	87	75.0	Sun Life Assurance Company of Canada (U.S.)	AA-
43	$250,000	M	87	79.0	Metropolitan Life Insurance Company	AA-
44	$4,000,000	F	87	79.0	Transamerica Life Insurance Company	AA-
45	$5,000,000	M	87	59.7	AXA Equitable Life Insurance Company	A+
46	$1,500,000	M	87	47.5	John Hancock Life Insurance Company (U.S.A)	AA-

	Face Amount	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
47	$1,500,000	M	87	47.5	John Hancock Life Insurance Company (U.S.A)	AA-
48	$1,050,000	M	87	49.9	John Hancock Life Insurance Company (U.S.A)	AA-
49	$5,000,000	F	87	37.9	Penn Mutual Life Insurance Company	A+
50	$1,000,000	M	87	61.5	AXA Equitable Life Insurance Company	A+
51	$500,000	M	87	68.1	Lincoln National Life Insurance Company	AA-
52	$4,785,380	F	87	49.2	John Hancock Life Insurance Company (U.S.A)	AA-
53	$1,803,455	F	87	55.5	Metropolitan Life Insurance Company	AA-
54	$1,529,270	F	87	55.5	Metropolitan Life Insurance Company	AA-
55	$800,000	M	87	77.0	Lincoln National Life Insurance Company	AA-
56	$5,000,000	M	87	58.4	John Hancock Life Insurance Company (U.S.A)	AA-
57	$3,000,000	F	87	88.7	Massachusetts Mutual Life Insurance Company	AA+
58	$200,000	M	87	54.9	Lincoln Benefit Life Company	BBB+
59	$4,445,467	M	87	65.2	Penn Mutual Life Insurance Company	A+
60	$1,500,000	M	87	52.3	Union Central Life Insurance Company	A+
61	$7,500,000	M	87	57.1	Jefferson-Pilot Life Insurance Company	AA-
62	$3,600,000	F	87	64.4	AXA Equitable Life Insurance Company	A+
63	$3,000,000	M	87	50.4	Jefferson-Pilot Life Insurance Company	AA-
64	$2,000,000	M	87	45.6	John Hancock Life Insurance Company (U.S.A)	AA-
65	$3,000,000	M	87	39.3	American General Life Insurance Company	A+
66	$1,000,000	M	86	67.7	John Hancock Life Insurance Company (U.S.A)	AA-
67	$2,000,000	M	86	67.7	John Hancock Life Insurance Company (U.S.A)	AA-
68	$5,000,000	M	86	55.6	Jefferson-Pilot Life Insurance Company	AA-
69	$5,000,000	F	86	40.8	Transamerica Life Insurance Company	AA-
70	$3,000,000	M	86	58.8	Transamerica Life Insurance Company	AA-
71	$1,200,000	M	86	67.0	Transamerica Life Insurance Company	AA-
72	$6,000,000	F	86	63.0	Sun Life Assurance Company of Canada (U.S.)	AA-
73	$3,000,000	M	86	90.5	AXA Equitable Life Insurance Company	A+
74	$5,570,000	F	86	53.8	ING Life Insurance and Annuity Company	A-
75	$5,570,000	F	86	53.8	ING Life Insurance and Annuity Company	A-
76	$1,000,000	F	86	42.0	New York Life Insurance Company	AA+
77	$10,000,000	F	86	79.1	West Coast Life Insurance Company	AA-
78	$2,500,000	M	86	54.4	Transamerica Life Insurance Company	AA-
79	$1,000,000	F	86	57.6	West Coast Life Insurance Company	AA-
80	$2,000,000	F	86	57.6	West Coast Life Insurance Company	AA-
81	$500,000	F	86	62.1	Beneficial Life Insurance Company	N/A
82	$800,000	M	86	61.9	National Western Life Insurance Company	A
83	$5,000,000	M	86	88.1	Lincoln National Life Insurance Company	AA-
84	$1,000,000	F	86	33.7	John Hancock Life Insurance Company (U.S.A)	AA-
85	$4,513,823	F	86	29.3	Aviva Life Insurance Company	A-
86	$2,000,000	M	86	105.6	ING Life Insurance and Annuity Company	A-
87	$2,000,000	M	86	105.6	ING Life Insurance and Annuity Company	A-
88	$2,000,000	M	86	105.6	ING Life Insurance and Annuity Company	A-
89	$2,000,000	F	86	82.2	U.S. Financial Life Insurance Company	A+
90	$1,365,000	F	85	92.1	Transamerica Life Insurance Company	AA-
91	$1,000,000	F	85	91.6	ING Life Insurance and Annuity Company	A-
92	$1,000,000	M	85	46.2	Massachusetts Mutual Life Insurance Company	AA+
93	$2,000,000	M	85	91.8	Transamerica Life Insurance Company	AA-
94	$8,500,000	M	85	88.1	Massachusetts Mutual Life Insurance Company	AA+
95	$2,328,547	M	85	50.8	Metropolitan Life Insurance Company	AA-
96	$2,000,000	M	85	50.8	Metropolitan Life Insurance Company	AA-
97	$1,000,000	M	85	31.5	Transamerica Life Insurance Company	AA-
98	$500,000	M	85	88.9	Metropolitan Life Insurance Company	AA-
99	$2,000,000	M	85	68.6	Jefferson-Pilot Life Insurance Company	AA-
100	$3,000,000	F	85	78.1	Transamerica Life Insurance Company	AA-
101	$1,800,000	M	85	58.7	John Hancock Variable Life Insurance Company	AA-
102	$2,000,000	M	85	71.2	AXA Equitable Life Insurance Company	A+
103	$1,750,000	M	85	71.2	AXA Equitable Life Insurance Company	A+

	Face Amount	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
104	$2,000,000	M	85	40.9	Transamerica Life Insurance Company	AA-
105	$1,425,000	M	85	89.1	John Hancock Life Insurance Company (U.S.A)	AA-
106	$1,500,000	M	84	55.9	Transamerica Life Insurance Company	AA-
107	$1,500,000	F	84	116.2	Lincoln Benefit Life Company	BBB+
108	$3,750,000	M	84	82.8	AXA Equitable Life Insurance Company	A+
109	$1,000,000	M	84	66.8	John Hancock Life Insurance Company (U.S.A)	AA-
110	$2,000,000	F	84	92.1	AXA Equitable Life Insurance Company	A+
111	$1,000,000	M	84	60.9	ING Life Insurance and Annuity Company	A-
112	$3,000,000	F	84	90.6	Sun Life Assurance Company of Canada (U.S.)	AA-
113	$829,022	F	84	31.1	Hartford Life and Annuity Insurance Company	BBB+
114	$1,500,000	M	84	86.3	AXA Equitable Life Insurance Company	A+
115	$5,000,000	M	84	96.2	ING Life Insurance and Annuity Company	A-
116	$1,500,000	M	84	55.7	ING Life Insurance and Annuity Company	A-
117	$1,500,000	M	84	55.7	ING Life Insurance and Annuity Company	A-
118	$5,000,000	M	84	80.1	ING Life Insurance and Annuity Company	A-
119	$500,000	M	84	47.6	Genworth Life Insurance Company	A-
120	$1,000,000	M	84	53.8	John Hancock Life Insurance Company (U.S.A)	AA-
121	$4,000,000	F	84	56.2	ING Life Insurance and Annuity Company	A-
122	$5,000,000	F	84	99.7	American General Life Insurance Company	A+
123	$3,500,000	F	84	115.0	Lincoln Benefit Life Company	BBB+
124	$5,000,000	F	83	104.2	AXA Equitable Life Insurance Company	A+
125	$1,000,000	F	83	90.6	John Hancock Life Insurance Company (U.S.A)	AA-
126	$6,000,000	F	83	118.0	American General Life Insurance Company	A+
127	$5,000,000	M	83	72.6	AXA Equitable Life Insurance Company	A+
128	$2,000,000	M	83	46.1	National Life Insurance Company	A
129	$4,200,000	F	83	126.5	Transamerica Life Insurance Company	AA-
130	$750,000	M	83	96.1	West Coast Life Insurance Company	AA-
131	$4,000,000	M	83	43.3	John Hancock Life Insurance Company (U.S.A)	AA-
132	$1,000,000	M	83	89.0	John Hancock Life Insurance Company (U.S.A)	AA-
133	$2,000,000	F	83	105.8	Lincoln Benefit Life Company	BBB+
134	$5,000,000	M	83	81.8	Jefferson-Pilot Life Insurance Company	AA-
135	$2,700,000	M	83	68.6	John Hancock Life Insurance Company (U.S.A)	AA-
136	$7,600,000	F	83	105.3	Transamerica Life Insurance Company	AA-
137	$2,500,000	F	83	70.5	American General Life Insurance Company	A+
138	$2,500,000	M	83	66.3	AXA Equitable Life Insurance Company	A+
139	$3,000,000	M	83	66.3	Lincoln National Life Insurance Company	AA-
140	$2,000,000	M	83	93.2	Pacific Life Insurance Company	A+
141	$3,000,000	F	83	50.3	AXA Equitable Life Insurance Company	A+
142	$1,703,959	M	83	74.5	Jefferson-Pilot Life Insurance Company	AA-
143	$3,000,000	M	83	68.2	Metropolitan Life Insurance Company	AA-
144	$500,000	M	83	23.9	Great Southern Life Insurance Company	N/A
145	$1,000,000	M	83	64.8	Hartford Life and Annuity Insurance Company	BBB+
146	$10,000,000	F	83	64.6	American National Insurance Company	A
147	$500,000	M	83	30.8	West Coast Life Insurance Company	AA-
148	$3,500,000	F	82	100.1	Jefferson-Pilot Life Insurance Company	AA-
149	$500,000	M	82	108.1	Metropolitan Life Insurance Company	AA-
150	$1,000,000	M	82	76.1	Lincoln National Life Insurance Company	AA-
151	$3,000,000	M	82	46.9	U.S. Financial Life Insurance Company	A+
152	$1,900,000	M	82	73.4	American National Insurance Company	A
153	$500,000	M	82	52.5	New York Life Insurance Company	AA+
154	$500,000	M	82	52.5	New York Life Insurance Company	AA+
155	$5,000,000	M	82	80.7	AXA Equitable Life Insurance Company	A+
156	$250,000	M	82	38.5	Jackson National Life Insurance Company	AA
157	$1,500,000	M	82	83.0	Jefferson-Pilot Life Insurance Company	AA-
158	$3,500,000	F	82	96.2	AXA Equitable Life Insurance Company	A+
159	$5,000,000	F	82	83.1	Sun Life Assurance Company of Canada (U.S.)	AA-
160	$3,000,000	F	82	101.5	MetLife Investors USA Insurance Company	AA-

	Face Amount	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
161	$750,000	M	82	89.4	John Hancock Life Insurance Company (U.S.A)	AA-
162	$4,500,000	M	82	81.3	AXA Equitable Life Insurance Company	A+
163	$1,250,000	F	82	68.4	Columbus Life Insurance Company	AA
164	$2,275,000	M	82	98.7	ING Life Insurance and Annuity Company	A-
165	$10,000,000	M	82	86.7	AXA Equitable Life Insurance Company	A+
166	$2,300,000	M	82	26.8	American General Life Insurance Company	A+
167	$3,500,000	M	82	79.7	AXA Equitable Life Insurance Company	A+
168	$6,217,200	F	82	113.9	Phoenix Life Insurance Company	B+
169	$2,500,000	F	82	79.6	ING Life Insurance and Annuity Company	A-
170	$5,000,000	F	82	64.4	Massachusetts Mutual Life Insurance Company	AA+
171	$1,500,000	M	82	31.1	Pacific Life Insurance Company	A+
172	$2,000,000	F	82	105.6	Jefferson-Pilot Life Insurance Company	AA-
173	$5,000,000	M	82	91.5	Jefferson-Pilot Life Insurance Company	AA-
174	$3,000,000	M	81	75.7	Protective Life Insurance Company	AA-
175	$1,500,000	M	81	75.7	American General Life Insurance Company	A+
176	$2,000,000	F	81	124.9	Transamerica Life Insurance Company	AA-
177	$1,500,000	M	81	63.6	Pacific Life Insurance Company	A+
178	$5,000,000	M	81	118.4	American General Life Insurance Company	A+
179	$1,995,000	F	81	88.2	Transamerica Life Insurance Company	AA-
180	$4,000,000	M	81	63.8	Jefferson-Pilot Life Insurance Company	AA-
181	$10,000,000	M	81	88.8	New York Life Insurance Company	AA+
182	$5,000,000	M	81	83.4	Transamerica Life Insurance Company	AA-
183	$2,000,000	M	81	78.9	Ohio National Life Assurance Corporation	AA-
184	$1,000,000	M	81	78.9	Ohio National Life Assurance Corporation	AA-
185	$350,000	M	81	42.5	Reassure America Life Insurance Company	AA
186	$5,000,000	M	80	101.2	AXA Equitable Life Insurance Company	A+
187	$8,000,000	M	80	92.6	AXA Equitable Life Insurance Company	A+
188	$550,000	M	80	113.1	Genworth Life Insurance Company	A-
189	$1,680,000	F	80	77.0	AXA Equitable Life Insurance Company	A+
190	$1,000,000	F	80	106.5	Jefferson-Pilot Life Insurance Company	AA-
191	$1,250,000	M	80	110.3	Metropolitan Life Insurance Company	AA-
192	$1,000,000	M	80	74.7	AXA Equitable Life Insurance Company	A+
193	$1,250,000	F	80	84.1	Principal Life Insurance Company	A+
194	$1,000,000	M	80	65.2	AXA Equitable Life Insurance Company	A+
195	$3,000,000	M	80	108.6	John Hancock Life Insurance Company (U.S.A)	AA-
196	$2,000,000	M	80	48.1	Jefferson-Pilot Life Insurance Company	AA-
197	$1,750,000	M	80	92.6	AXA Equitable Life Insurance Company	A+
198	$5,000,000	M	80	82.0	AXA Equitable Life Insurance Company	A+
199	$250,000	M	80	89.6	American General Life Insurance Company	A+
200	$10,000,000	M	80	124.0	John Hancock Life Insurance Company (U.S.A)	AA-
201	$3,000,000	M	80	121.4	Principal Life Insurance Company	A+
202	$1,210,000	M	80	73.2	Lincoln National Life Insurance Company	AA-
203	$3,000,000	F	80	116.7	West Coast Life Insurance Company	AA-
204	$7,000,000	M	80	96.6	Genworth Life Insurance Company	A-
205	$3,000,000	M	79	101.6	ING Life Insurance and Annuity Company	A-
206	$4,000,000	M	79	91.0	Jefferson-Pilot Life Insurance Company	AA-
207	$5,000,000	M	79	101.8	John Hancock Life Insurance Company (U.S.A)	AA-
208	$2,000,000	M	79	35.0	Metropolitan Life Insurance Company	AA-
209	$6,000,000	M	79	134.7	AXA Equitable Life Insurance Company	A+
210	$130,000	M	79	59.2	Genworth Life Insurance Company	A-
211	$1,000,000	M	79	135.7	Empire General Life Assurance Corporation	AA-
212	$2,000,000	F	79	99.9	Pacific Life Insurance Company	A+
213	$4,300,000	F	79	121.9	American National Insurance Company	A
214	$2,000,000	F	79	98.4	Transamerica Life Insurance Company	AA-
215	$5,000,000	M	79	104.0	AXA Equitable Life Insurance Company	A+
216	$5,000,000	M	79	104.0	AXA Equitable Life Insurance Company	A+
217	$500,000	M	79	56.8	Transamerica Life Insurance Company	AA-

	Face Amount	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
218	$3,000,000	M	78	51.4	Pacific Life Insurance Company	A+
219	$3,000,000	M	78	51.4	Minnesota Life Insurance Company	A+
220	$3,000,000	M	78	51.4	Prudential Life Insurance Company	AA-
221	$5,000,000	M	78	89.4	Pacific Life Insurance Company	A+
222	$5,000,000	M	78	89.4	Pacific Life Insurance Company	A+
223	$3,601,500	M	78	105.6	Transamerica Life Insurance Company	AA-
224	$1,000,000	M	78	102.3	Sun Life Assurance Company of Canada (U.S.)	AA-
225	$5,000,000	M	78	100.4	John Hancock Life Insurance Company (U.S.A)	AA-
226	$5,000,000	M	78	125.2	Principal Life Insurance Company	A+
227	$1,009,467	M	78	58.7	John Hancock Life Insurance Company (U.S.A)	AA-
228	$7,000,000	M	78	97.4	Lincoln Benefit Life Company	BBB+
229	$5,000,000	M	78	66.8	John Hancock Life Insurance Company (U.S.A)	AA-
230	$476,574	M	78	83.2	Transamerica Life Insurance Company	AA-
231	$2,250,000	M	78	105.9	Massachusetts Mutual Life Insurance Company	AA+
232	$1,000,000	M	78	122.6	Metropolitan Life Insurance Company	AA-
233	$6,000,000	M	78	119.1	AXA Equitable Life Insurance Company	A+
234	$5,000,000	F	78	129.0	ING Life Insurance and Annuity Company	A-
235	$750,000	M	78	80.6	Lincoln National Life Insurance Company	AA-
236	$3,000,000	M	78	107.4	Principal Life Insurance Company	A+
237	$5,000,000	M	77	131.0	Jefferson-Pilot Life Insurance Company	AA-
238	$5,000,000	M	77	89.3	John Hancock Life Insurance Company (U.S.A)	AA-
239	$500,000	M	77	77.7	John Hancock Life Insurance Company (U.S.A)	AA-
240	$1,000,000	M	77	121.3	Metropolitan Life Insurance Company	AA-
241	$4,000,000	M	77	59.8	MetLife Investors USA Insurance Company	AA-
242	$2,500,000	M	77	99.5	Massachusetts Mutual Life Insurance Company	AA+
243	$2,500,000	M	77	99.5	Massachusetts Mutual Life Insurance Company	AA+
244	$500,000	F	77	128.9	Columbus Life Insurance Company	AA
245	$1,750,000	M	77	73.6	John Hancock Life Insurance Company (U.S.A)	AA-
246	$5,000,000	M	77	116.1	Transamerica Life Insurance Company	AA-
247	$3,750,000	M	77	68.8	AXA Equitable Life Insurance Company	A+
248	$2,000,000	F	77	67.4	Transamerica Life Insurance Company	AA-
249	$2,840,000	M	76	111.0	Transamerica Life Insurance Company	AA-
250	$4,000,000	M	76	79.4	Massachusetts Mutual Life Insurance Company	AA+
251	$750,000	M	76	16.5	U.S. Financial Life Insurance Company	A+
252	$1,000,000	F	76	87.2	John Hancock Life Insurance Company (U.S.A)	AA-
253	$490,620	M	76	99.6	Ameritas Life Insurance Corporation	A+
254	$600,000	M	76	96.6	Protective Life Insurance Company	AA-
255	$5,000,000	M	75	163.8	Prudential Life Insurance Company	AA-
256	$3,000,000	M	75	117.7	Protective Life Insurance Company	AA-
257	$2,000,000	F	75	133.9	Aviva Life Insurance Company	A-
258	$7,000,000	F	75	137.0	Pacific Life Insurance Company	A+
259	$850,000	M	75	79.4	New York Life Insurance Company	AA+
260	$1,000,000	M	75	96.3	Pacific Life Insurance Company	A+
261	$5,000,000	M	75	71.4	West Coast Life Insurance Company	AA-
262	$3,000,000	M	74	67.6	Aviva Life Insurance Company	A-
263	$200,000	M	74	83.0	ING Life Insurance and Annuity Company	A-
264	$8,000,000	M	74	117.6	Metropolitan Life Insurance Company	AA-
265	$4,000,000	F	74	159.5	American General Life Insurance Company	A+
266	$5,000,000	M	74	42.8	Lincoln Benefit Life Company	BBB+
267	$3,000,000	F	74	131.0	General American Life Insurance Company	AA-
268	$300,000	M	73	25.3	Lincoln National Life Insurance Company	AA-
269	$2,000,000	M	73	113.5	American General Life Insurance Company	A+
270	$500,000	M	72	47.1	Midland National Life Insurance Company	A+
271	$3,000,000	M	72	89.0	AXA Equitable Life Insurance Company	A+
272	$1,000,000	M	72	82.5	United of Omaha Life Insurance Company	A+
273	$2,500,000	M	71	113.2	American General Life Insurance Company	A+
274	$1,167,000	M	71	38.7	Transamerica Life Insurance Company	AA-

	Face Amount	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
275	$1,500,000	M	71	128.3	Metropolitan Life Insurance Company	AA-
276	$3,000,000	M	70	91.5	John Hancock Life Insurance Company (U.S.A)	AA-
277	$2,000,000	M	70	118.8	New York Life Insurance Company	AA+
278	$2,000,000	M	70	118.8	New York Life Insurance Company	AA+
279	$2,500,000	M	70	130.2	Lincoln National Life Insurance Company	AA-
280	$2,500,000	M	70	130.2	John Hancock Life Insurance Company (U.S.A)	AA-
281	$600,000	M	70	101.9	AXA Equitable Life Insurance Company	A+
282	$500,000	M	69	109.6	Transamerica Life Insurance Company	AA-
283	$500,000	M	69	109.6	North American Company for Life And Health Insurance	A+
284	$2,000,000	M	67	131.7	Transamerica Life Insurance Company	AA-
285	$1,000,000	M	67	131.7	Genworth Life Insurance Company	A-
286	$156,538	F	67	123.9	New York Life Insurance Company	AA+
287	$2,000,000	M	67	64.0	MetLife Investors USA Insurance Company	AA-
288	$2,000,000	M	67	64.0	MetLife Investors USA Insurance Company	AA-
289	$1,000,000	M	65	61.5	Lincoln National Life Insurance Company	AA-
	$787,963,841

(1)	The insured’s age is current as of the measurement date.

(2)	The insured’s life expectancy estimate, other than for a small face value insurance policy is the average of two life expectancy estimates provided by independent third-party medical actuarial underwriting firms actuarially adjusted through the measurement date.

ITEM 4.	CONTROLS AND PROCEDURES.

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

As of September 30, 2014, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15 (f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only with proper authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

PART II.  OTHER INFORMATION

ITEM 1A.	RISK FACTORS.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A, of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 with the exception of the additional items described below.

Risks Related to Ownership of Our Common Stock

The price of our common stock may be subject to wide fluctuations.

Before our initial public offering and listing on The NASDAQ Capital Market, there was no public market for our common stock, and an active trading market for our common stock may not develop. Our stockholders may not be able to sell their shares quickly or at the current market price if trading in our stock is not active. The initial public offering price for our common stock was arbitrarily determined based on negotiations between us and the underwriters. The market price of our common stock will likely vary from the initial offering price and is likely to be highly volatile and subject to wide fluctuations in response to a variety of factors and risks, many of which are beyond our control. In addition to the risks noted elsewhere in this prospectus, some of the other factors affecting our stock price may include:

●	variations in our operating results;

●	the level and quality of securities analysts’ coverage for our common stock;

●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	announcements by third parties of significant claims or proceedings against us; and

●	future sales of our common stock.

For these reasons, comparing our operating results on a period-to-period basis may not be meaningful, and our stockholders should not rely on past results as an indication of future performance. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been instituted against the public company. Regardless of its outcome, this type of litigation could result in substantial costs to us and a likely diversion of our management’s attention. Our stockholders may not receive a positive return on their investment when they sell their shares and may lose the entire amount of their investment.

The concentration of our common stock ownership by our current management will limit the ability of our stockholders to influence corporate matters.

Our directors and executive officers beneficially own and will be able to vote in the aggregate approximately 78.8% of our issued and outstanding common stock. As such, our directors and executive officers, as stockholders, have the ability to elect or remove any or all of our directors and to control substantially all corporate activities, including the outcome of tender offers, mergers, proxy contests or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for their shares of common stock. This concentrated control will limit the ability of our stockholders to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. In addition, such concentrated control could discourage others from initiating changes of control. In such cases, the perception of our prospects in the market may be adversely affected and the market price of our common stock may decline.

Our Board of Directors’ ability to issue “blank check” preferred stock and any anti-takeover provisions we adopt may depress the value of our common stock.

Our Certificate of Incorporation authorizes 40,000,000 shares of “blank check” preferred stock. This means that our Board of Directors has the power to issue any or all of the shares of such preferred stock, including the authority to establish one or more series and to fix the powers, preferences, rights and limitations of such class or series, without seeking stockholder approval, subject to certain limitations on this power under the listing requirements of The NASDAQ Stock Market, Inc. The authority of our Board of Directors to issue “blank check” preferred stock, along with any future anti-takeover measures we may adopt, may, in certain circumstances, delay, deter or prevent takeover attempts and other changes in control of our company that are not approved by our Board of Directors. As a result, our stockholders may lose opportunities to dispose of their shares at favorable prices generally available in takeover attempts or that may be available under a merger proposal and the market price of our common stock and the voting and other rights of our stockholders may also be affected. See “Description of Capital Stock.”

Our common stock could be delisted from The NASDAQ Capital Market, which delisting could hinder the ability of our stockholders to obtain accurate quotations on the price of our common stock, or dispose of our common stock in the secondary market.

Our common stock started trading on The NASDAQ Capital Market effective September 25, 2014. However, we cannot guarantee that our common stock will continue to be so listed or that an active public market for our common stock will develop. In order to maintain any listing on The NASDAQ Capital Market, our common stock must sustain a minimum bid price of at least $1.00 per share and we must satisfy the other requirements for continued listing on The NASDAQ Capital Market. In the event our common stock is delisted from The NASDAQ Capital Market, trading in our common stock could thereafter be conducted in the over-the-counter markets in the so-called pink sheets (currently called the “OTC Markets”) or the National Association of Securities Dealer’s OTC Bulletin Board. In such event, the liquidity of our common stock would likely be impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of the transactions, and there would likely be a reduction in the coverage of our company by security analysts and the news media, thereby resulting in lower prices for our common stock than might otherwise prevail.

Because we do not intend to pay dividends on our common stock, our stockholders must rely on stock appreciation for any return on their investment.

We presently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. As a result, our stockholders must rely on stock appreciation and a liquid trading market for any return on your investment. If an active and liquid trading market does not develop, our stockholders may be unable to sell their shares of common stock at or above the initial public offering price or at the time they would like to sell.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Use of Proceeds – Initial Public Offering of Common Stock

Our Form S-1 registration statement relating to the initial public offering of our common stock (File No. 333-195505) was declared effective by the SEC on September 18, 2014. Newport Coast Securities, Inc., Axiom Capital Management, Inc. and Newbridge Securities Corporation acted as the underwriters for the offering, with Newport Coast Securities, Inc. acting as representative for the underwriters. In the initial public offering, 800,000 shares of common stock that were sold at a price of $12.50 per share, and the aggregate offering price for the shares was $10.0 million. All of the shares of common stock were sold by the Company and no selling stockholders participated in the offering. The offering did not terminate until after the sale of all 800,000 shares of common stock registered on the registration statement. The closing of the initial public offering occurred on September 24, 2014, and shares of our common stock began trading on The NASDAQ Capital Market effective September 25, 2014.

The initial public offering generated net proceeds of approximately $9.03 million after the deduction of underwriting commissions, discounts and expense reimbursements. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates), persons owning 10 percent or more of our common stock or any other affiliates. We used our proceeds from the offering to promote and advertise the opportunities for consumers owning life insurance and investors to profit from participating in the secondary market for life insurance policies, purchase additional life insurance policies in the secondary market, pay premiums on the company’s life insurance policy assets, fund our portfolio operations, and for working capital purposes.

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

The registration statement covers up to $250 million in principal amount of debentures. From January 31, 2012 through September 30, 2014, we sold a total of $224,738,000 in principal amount of debentures, and incurred associated underwriting commissions, and expenses paid or payable to underwriters in the amount of $10,602,000 of which $4,865,000 was amortized. As of September 30, 2014 we had $173,245,000 of debentures in force plus $1,679,000 of subscriptions in process, less unamortized selling costs of $5,737,000, resulting in aggregate net proceeds of $169,187,000. None of the payments for offering expenses were directly or indirectly made to our directors or officers (or their associates), our affiliates, or to persons owning 10% or more of any class of our equity securities.

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

The actual use of proceeds from the sale of Renewable Secured Debentures from January 31, 2012 to September 30, 2014 is as follows:

Gross Offering Proceeds	$189,870,000
Net Offering Proceeds	178,453,000
Held in Short-Term Investments	19,867,000
Net Offering Proceeds Used	$158,586,000	100%
Purchase Policies	67,954,000	43%
Payment of Premiums	29,387,000	18%
Payment of Principal and Interest	45,587,000	29%
Other Expenditures	15,658,000	10%

ITEM 5.  OTHER INFORMATION

Regulatory Update

On November 5, 2014, the staff of the Securities and Exchange Commission, Division of Enforcement, advised us in writing that its investigation, which we previously disclosed in a Quarterly Report on Form 10-Q filed on October 30, 2013, has been closed and that the staff does not intend to recommend any enforcement action by the Commission against the Company.

New Executive Officer

On November 13, 2014, the Company appointed Michael D. Freedman to serve as the Company’s President.

Mr. Freedman, 51, served as the Senior Vice President of Government Affairs at Coventry First, LLC, a participant in the life settlement industry, from June 2002 to December 2013. From In January 2014, Mr. Freedman founded Sentinel Solutions, LLC, a strategic provider of services to clients in the life settlement and related industries, including insurance, financial services and other innovative business interests, which he continues to own. In September 2014, Mr. Freedman joined GWG Holdings, Inc. as its Executive Vice President and General Counsel.

In connection with the appointment of Mr. Freedman, Steven F. Sabes resigned his position as President and was appointed Executive Vice President of Originations and Servicing.

Amendment to Bylaws

On November 13, 2014, the Board of Directors of the Company amended the Company’s bylaws.

The amendment provides that, unless the Company consents in writing to the selection of an alternative forum, any state or federal court located within the State of Minnesota shall be the sole and exclusive forum for any claim or counterclaim, including, without limitation, (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, or (iv) any action asserting a claim governed by the internal affairs doctrine.

The amendment further provides: (a) for fee-shifting with respect to certain types of litigation brought against the Company and/or any stockholder where the claiming parties do not obtain a judgment on the merits that substantially achieves, in substance and amount, the full remedy sought; and (b) for limitations on the initiation of certain private rights of action unless the claiming stockholder delivers written consents from beneficial stockholders owning at least three percent (3%) of the outstanding shares of the Company as of a specified date.

The foregoing description of the amendment to the Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of such amendment (a copy of which is filed as Exhibit 3.1 to this report and incorporated herein by reference).

ITEM 6.	EXHIBITS

Exhibit
3.1	Amendment to Bylaws, as adopted on November 13, 2014 (filed herewith).
31.1	Section 302 Certification of the Chief Executive Officer (filed herewith).
31.2	Section 302 Certification of the Chief Financial Officer (filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ( filed herewith ).
99.1	Letter from Model Actuarial Pricing Systems, dated October 24, 2014 (filed herewith).
101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Schema Document (filed herewith).
101.CAL	XBRL Calculation Linkbase Document (filed herewith).
101.DEF	XBRL Definition Linkbase Document (filed herewith).
101.LAB	XBRL Label Linkbase Document (filed herewith).
101.PRE	XBRL Presentation Linkbase Document (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GWG HOLDINGS, INC.

Date: November 13, 2014	By:	/s/ Jon R. Sabes
Chief Executive Officer

Date: November 13, 2014	By:	/s/ William B. Acheson
Chief Financial Officer

