Form 10-K
period 2014-12-31
GWG Holdings, Inc.
filed 2015-03-13
CIK 1522690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Securities registered pursuant to Section 12(b) of the Act:

Common Stock

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

As of March 13, 2015, GWG Holdings, Inc. had 5,870,193 shares of common stock outstanding.

GWG HOLDINGS, INC.

Index to Form 10-K

for the Fiscal Year Ended December 31, 2014

PART I

ITEM 1.        BUSINESS.

Overview

GWG Holdings, Inc. is a specialty finance company and a leader in the life settlement market. A life settlement is the sale of an existing life insurance policy to a third party for more than its cash surrender value, but less than the face value of the policy benefit. There are a number of reasons that a policy owner may choose to sell his or her life insurance policy. Among others, the policy owner may no longer need or want his or her policy, he or she may wish to purchase a different kind of life insurance policy, or the premium payments may no longer be affordable.  We target our life settlement offerings toward consumers, 65 years and older, owning life insurance who can benefit from realizing the actuarial value of their life insurance policy. We believe the value proposition of our services to the consumers we serve is very high, as we have found that we typically offer a multiple of the cash surrender value offered by the insurance carrier issuing the policy. Consumers, 65 years and older, represent the fastest growing demographic segment in the United States according to the U.S. Census Bureau. These consumers, and their families, are faced with a variety of challenges as they seek to address their post-retirement financial needs. We believe that for older consumers owning life insurance, our life settlement services provide a unique and valuable financial solution for their post-retirement financial needs.

To address this growing need, we recently have expanded our services by offering consumers a range of options to access the actuarial value of their life insurance, including (i) purchasing all of their life insurance policy for cash, (ii) purchasing a portion of their life insurance policy for cash and allowing them to retain a portion of their policy benefit with no future premium obligation, (iii) allowing for the conversion of their life insurance policy towards payments for long term care, and (iv) allowing the consumer to gift a portion of their life insurance to family or a charity with no future premium obligation. All of our services involve our purchase or financing of life insurance assets from consumers in the secondary market at a discount to the face value of the policy benefit we obtain. In cases where we purchase a life insurance policy, we continue paying the policy premiums until maturity, in order to collect the policy benefit upon the insured’s mortality. In this way, we hope to profit from the difference between our cost of obtaining and financing a life insurance asset, and the face value of the policy benefit we receive upon the mortality of the insured.

In addition to our goal of providing consumers with value-added services based upon the actuarial value of their life insurance policies, we seek to build a profitable and large portfolio of life insurance assets that are well diversified in terms of insurance carriers, mortality profiles and the medical conditions of insureds. We believe that successfully diversifying our assets will lower our overall risk exposure and provide our portfolio of life insurance assets with greater actuarial stability and more reliable returns. To obtain the growth and diversification we seek, we have raised capital through a variety of financing efforts that have included the public offering of our common stock, private and public offerings of structured debt securities, private offerings of preferred stock, and a senior secured revolving credit facility.

Our business was organized in February 2006. As a parent holding company, GWG Holdings was incorporated on March 19, 2008, as a limited liability company. On June 1, 2011, GWG Holdings converted from a Delaware limited liability company to a Delaware corporation through the filing of statutory articles of conversion. In connection with the conversion, each class of limited liability company membership interests in GWG Holdings, LLC was converted into shares of common stock of GWG Holdings, Inc.

Since our formation in 2006, we have evaluated over 37,000 policies and acquired over $1.7 billion in face value of life insurance policy benefits in the secondary market. In 2008, after selling approximately $1 billion in face value of life insurance policy benefits, we adopted our current buy-and-hold strategy of investing in portfolio life insurance assets and offering investors the opportunity to finance our ownership of the portfolio. As of December 31, 2014, we owned approximately $779 million in face value of life insurance policy benefits with an aggregate cost basis (i.e., acquisition and related premiums and financing costs) of approximately $276 million.

On September 24, 2014, we consummated an initial public offering of our common stock resulting in the sale of 800,000 shares of common stock at $12.50 per share. In connection with this offering, we started listing our common stock on The NASDAQ Capital Market under the ticker symbol “GWGH” effective September 25, 2014.

GWG Holdings, Inc. (GWG Holdings) facilitates the purchase of life insurance policies through its wholly owned subsidiary, GWG Life, LLC (GWG Life), and GWG Life’s subsidiaries, GWG Trust (Trust), GWG DLP Funding II, LLC (DLP II) and DLP II’s wholly owned subsidiary, GWG DLP Master Trust II (the Trust II). All of these entities are legally organized in Delaware. Unless the context otherwise requires or we specifically so indicate, all references in this report to "we", "us", "our", "our Company", "GWG", or the "Company" refer to these entities collectively. We are based in Minneapolis, Minnesota.

Market

The market for the consumers we serve is large.  According to the American Council of Life Insurers Fact Book 2014 (ACLI), individuals owned over $11.4 trillion in face value of life insurance policies in the United States in 2013. This figure includes all types of policies, including term and permanent insurance known as whole life, universal life, variable life, and variable universal life. The ACLI reports that the lapse and surrender rate of individual life insurance policies for 2013 was 5.7%, amounting to over $639 billion in face value of policy benefits surrendered in 2013 alone. These figures do not include group-owned life insurance, such as employer-provided life insurance, the market for which totaled over $8.2 trillion of face value of life insurance policies in the United States in 2013, which insurance policies exhibit similar lapse and surrender rates, according to the ACLI. Consumers owning life insurance generally allow policies to lapse or surrender the policies for a variety of reasons, including: (i) the life insurance is no longer needed; (ii) unrealistic original earnings assumptions made when the policy was purchased; (iii) increasing premium payment obligations as the insured ages; (iv) changes in financial status or outlook which cause the insured to no longer require life insurance; (v) other financial needs that make the insurance unaffordable; or (vi) a desire to maximize the policy’s investment value.

The secondary market for life insurance has developed in response to the large volume of policy lapses and surrenders. Rather than allowing a policy to lapse as worthless, or surrendering a life insurance policy at a fraction of its inherent value, the secondary market can be a source of significant value to consumers. The inherent actuarial value of a policy in the life insurance secondary market often exceeds the cash surrender value offered by the insurance carrier. Without the development of the secondary market, insurance carriers would maintain monopsony power over the options offered to consumers who no longer want, need or can afford their life insurance.

Although still relatively new and still emerging, the secondary market for life insurance policies, as reported by Conning Research & Consulting (Conning), grew from $2 billion in face value of benefits purchased in 2002, to over $12 billion in face value of benefits purchased in 2008. During and after the 2009 credit crisis, the secondary market for life insurance contracted significantly, evidenced by Conning’s report that investors purchased approximately $2 billion in face value of life insurance benefits in 2012. Nevertheless, Conning reports that consumer demand for continued development of the secondary market remains strong, and there are indications of strengthening interest among investors. Conning maintains that, given the current economic condition and investor sentiment, the secondary market will likely grow, and the market’s largest growth will likely come from companies that attract capital to purchase the assets. We believe that socio-economic and demographic trends further support the long-term development and growth of the secondary market for life insurance, and that the secondary market for life insurance represents a significant and expanding market opportunity. In support of this belief, Conning reports that the net market potential for policies sold in the secondary market exceeded $109 billion in 2012, and is expected to grow to $151 billion by 2019.

Our Business Model

We believe that we are uniquely positioned to capitalize on this opportunity by providing value-added services to the consumers we serve and new investment opportunities for investors, where both participants can profit. To participate and compete in our growing market, we have spent and intend to continue to spend significant resources: (i) developing a robust operational platform and systems for originating and purchasing life insurance policies; (ii) obtaining requisite licensure to participate in the life insurance secondary market; (iii) developing financing resources, strategies, and capabilities for servicing a large portfolio of life insurance policies; (iv) recruiting and developing a professional management team; and (v) establishing strategic relationships for delivering our services.

We generally transact directly with the policy owner who originally purchased the life insurance in the primary market. Historically, we have purchased policies in the secondary market through a network of life insurance agents, life insurance brokers, and licensed providers who assist policy owners in accessing the secondary market. We expect to expand our origination practice by marketing directly to consumers through various marketing initiatives.

Before acquiring a life insurance asset, we value the related life insurance policy by conducting an underwriting review. Our present underwriting review process generally involves obtaining two life expectancy estimates on each insured from third-party medical-actuarial firms, and then averaging these two estimates. On occasion, we may obtain more than two life expectancy estimates, in which case we average the two life expectancy estimates that we believe are the most reliable, based on our own analyses and conclusions. In this regard, the two life expectancy estimates we ultimately choose to average may not always be the most conservative estimates we obtain. From time to time and as permitted by applicable borrowing covenants, we may modify our underwriting review process. For example, we recently changed our definition of a “small face policy” as a policy having a face value equal to or less than $1,000,000 in policy benefits. Prior to this change, a small face policy was one having a face value equal to or less than $250,000. For small face policies, rather than obtaining life expectancy estimates from third-party medical-actuarial firms, we may employ a modified underwriting review process involving the use of a combination of standard mortality tables, actuarial or medical consultants, and our own analysis to develop a life expectancy estimate for an insured. We seek to purchase life insurance policies issued by rated life insurance companies with investment grade credit ratings by Standard & Poor’s (AAA through BBB-), Moody’s (Aaa through Baa3), or A.M. Best Company (aaa through bbb). As of December 31, 2014, approximately 99.1% of life insurance policies in our portfolio were issued by companies rated “BBB-” or better under Standard & Poor’s rating system. Many of our current underwriting review processes, including our policy of obtaining two life expectancy estimates from medical actuarial firms as described above, are undertaken in satisfaction of obligations under our revolving credit facility. In the future we may modify our underwriting review process if permitted under our borrowing arrangements.

All of our services are premised on financial and actuarial modeling that assigns a present value to the face value of an insurance policy benefit. In this regard, the value we assign to a life insurance asset in the secondary market is primarily a function of: (i) the face value of the life insurance policy or portion thereof we may wish to acquire; (ii) the estimated life expectancy of the individual insured under the policy; (iii) the premiums expected to be paid over the life of the insured; (iv) market competition from other purchasers in the secondary market; and (v) the particular underwriting characteristics of the policy, relative to the characteristics of our portfolio of life insurance assets as a whole.

The types of policies we typically, but not always, acquire are universal life insurance policies. Universal life insurance is a type of permanent life insurance in which premium payments above the cost of insurance are credited to the “cash value” of the policy. The cash value is credited each month with interest based on the terms of the insurance policy agreement. If a universal life insurance policy were to lapse, the insured or other owner of the policy would nonetheless have a right to receive the “cash surrender value” of the policy. The cash surrender value is the cash value of the policy, less any surrender charges imposed by the insurance company for a cash value distribution. Our services provide greatest value to a consumer when the actuarial value of the life insurance policy benefit exceeds the cash surrender value of the policy—which is often the case. We also provide services to consumers who own term life insurance. Unlike permanent universal life insurance, term life insurance does not have a cash value associated with it. Nevertheless, most term insurance policies permit the policy to be converted into permanent universal life insurance. In the future, we may consider offering services in conjunction with variable universal life insurance, which differs from universal insurance in that the “variable” component of the policy involves the ownership of securities inside the policy.

Portfolio Summary

Our portfolio of life insurance policies, owned by our subsidiaries as of December 31, 2014, is summarized below:

Total portfolio face value of policy benefits	$779,099,000
Average face value per policy	$2,677,000
Average face value per insured life	$2,940,000
Average age of insured (yrs.)	82.8
Average life expectancy estimate (yrs.)	6.5
Total number of policies	291
Number of unique lives	265
Gender	67% Males; 33% Females
Number of smokers	3
Largest policy as % of total portfolio	1.28%
Average policy as % of total portfolio	0.34%
Average annual premium as % of face value	3.37%

Competitive Strengths

●           Industry Experience: We have actively participated in the development of the secondary market of life insurance as a principal purchaser and financier within the asset class since 2006. Our position within the marketplace has allowed us to gain a deep understanding of the life insurance secondary market. We have participated in the leadership of various industry associations and forums, including the Life Insurance Settlement Association (LISA) and the Insurance Studies Institute (ISI). Our experience gives us confidence in building a company to compete in the industry and acquire a portfolio of life insurance policies that will perform to our expectations.

●           Operational Platform: We have built and continue to refine and develop both an operational platform and systems for efficiently tracking, processing, and servicing life insurance policies that we believe provide competitive advantages when participating in the life insurance secondary marketplace.

●           Origination and Underwriting Practices: We seek to use underwriting review processes and file documentation standards that generally meet published guidelines for rated securitizations of life insurance portfolios. We purchase life insurance policies we consider to be non-contestable and that meet our underwriting criteria and reviews. We consider a life insurance policy to be “non-contestable” once applicable state law prohibits the insurer from challenging the validity of the policy due to fraud. In this regard, state non-contestability laws generally require a period of one to two years to elapse after the initial issuance of the policy before that policy is considered non-contestable. Non-contestability laws do not, however, prevent an insurer from challenging the validity of a policy procured by fraud for lack of an insurable interest at the time at which the policy was purchased, such as is the case with so-called “stranger-originated” life insurance policies. To the extent we use modified methodologies for estimating life expectancies for small face policies, those modified methodologies may not meet published guidelines for rated securitizations of life insurance portfolios.

●           Origination Relationships and Strategies: We have established origination relationships with life insurance policy brokers and insurance agents who submit policies for our purchase or financing. Our referral base knows our underwriting standards for purchasing life insurance policies in the secondary market, which provides confidence in our bidding and closing processes and streamlines our own due-diligence process. We expect to expand our origination methodology and channels with the proceeds of this offering (e.g., the addition of direct-to-consumer marketing).

●           Life Expectancy Methodology: We generally rely on two life expectancy estimates obtained from independent third-party medical-actuarial underwriting firms to arrive at a life expectancy estimate we use for valuing a life insurance asset. For a majority of our life insurance asset purchases, we rely on estimates obtained from 21st Services and AVS Underwriting to develop our life expectancy estimate. We may, however, also obtain and use life expectancy estimates from other medical-actuarial underwriting firms. As explained above, we may from time to time modify our underwriting review processes, including our methodology for arriving at life expectancy estimates we use in ascribing value to a life insurance asset.

●           Pricing Software and Methodology: To calculate our expected returns on the investments we make in life insurance assets, we use actuarial pricing methodologies and software tools built by a leading independent actuarial service firm and currently supported by Modeling Actuarial Pricing Systems, Inc. (“MAPS”).

●           Financing Strategy: We have actively developed a diversified financing strategy for accessing capital markets in support of our buy-and-hold strategy for our portfolio of life insurance policies, ranging from institutional bank financing to a network of broker-dealers registered with the Financial Industry Regulatory Authority (“FINRA”), many of whom have participated in one or more of our Series I Secured note financing, our Series A Preferred Stock financing, or our earlier L Bond financing (such L Bonds originally issued under the name “Renewable Secured Debentures” and renamed “L Bonds”). If in the future we decide to offer different kinds of investment products, we expect to leverage the network of broker-dealers that we have built over time.

Our business also involves certain challenges and risks described in the “Risk Factors” section of this form.

Acquiring Life Insurance Assets

We seek to offer our services nationwide. In general, we work directly with consumers in states where we hold proper licensure, and in states where we are not licensed we work through other licensed providers. Historically, sourcing policy assets typically begins with life insurance agents and financial advisors (“agents”) that identify consumers owning life insurance who could benefit from the extraction of value from their life insurance in the secondary market. The agents typically work with professional life insurance policy brokers specializing in packaging the policies for presentation to participants in the secondary market. Their packaging includes obtaining medical records on the insured, life expectancy estimates from medical-actuarial firms, current insurance policy illustrations, and other information needed to properly evaluate the policy. The only parties able to evaluate the policies are regulated licensed “providers.” Once the providers have evaluated the policy, offers are made to the owner through a competitive auction process whereby brokers facilitate competing offers from providers, concurrently negotiating fees.

We maintain membership affiliations and representation within key industry groups, such as the Life Insurance Settlement Association. Our Executive Chairman, Paul Siegert, currently serves on the board of the Life Insurance Settlement Association. We typically sponsor events and/or maintain a trade booth at events where we are able to maintain contacts with existing life settlement brokers and meet new brokers who submit policies for purchase.

We are developing new channels for acquiring life insurance assets by soliciting consumers directly, which may eliminate fees we pay brokers and competition we experience when a policy is auctioned through a broker. While these new channels are as yet unproven, we believe that consumer awareness of the life insurance secondary market is relatively low while the consumer value proposition is very high. As a result, these new channels may provide a significant growth opportunity for our business.

Life Insurance Policy Underwriting and Investment Process

The process used to value and underwrite life insurance policies is relatively new and continues to be refined. We underwrite and service all the life insurance policies that we purchase. When we identify a life insurance policy that meets our criteria, we seek to invest in the policy at a discount sufficient to provide us with an expected internal rate of return that meets our internal guidelines. Once our offer to invest in a policy is accepted, we enter into a purchase agreement with the seller. This agreement gives us the right to, among other things, pay premiums, collect policy benefits, file collateral assignments, change the ownership, and obtain medical records. The general terms and conditions of the agreement are standardized and regulated by most states.

We maintain an underwriting department with experience in underwriting life insurance policies for investment. The underwriting due diligence process consists of a careful review and analysis of available materials related to a life insurance policy and the covered individual. The goal of the underwriting process is to make an informed investment decision with respect to the life insurance policy. While we believe that our underwriting policies and practices are consistent with industry best practices, it is possible that the processes may change or may not accurately reflect actual mortality experience or catch fraud or deception by sellers. To the extent the underwriting is not accurate or we are subject to fraud or deception by sellers, the performance of policies may be different from expected results, which could adversely affect our profitability.

Life Insurance Policy Characteristics

We typically invest in universal life insurance policies whose insureds are 65 years or older and whose actuarial life expectancies are estimated to be less than 168 months (14 years). In some cases, however, we invest in term life insurance policies that are convertible into universal life insurance policies, depending upon the analysis of the life insurance policy and the insured’s life expectancy estimate. The life expectancy estimate is the number of months the insured is expected to live based upon 50% mortality (meaning roughly half of the individuals with similar age, sex, smoking and medical statuses will have experienced mortality within that number of months), which is in turn based upon actuarial tables.

We invest only in life insurance assets that have been in force for more than two years from the policy issuance date and meet our other underwriting guidelines. We reserve the right to disqualify some life insurance companies or categories of life insurance policies for purchasing in our sole discretion.

Pricing Life Insurance Policies

Pricing involves an analysis of both the policy and the insured. An analysis of the insurance policy starts with an illustration obtained from the insurance company providing a schedule of level premium payments until the insured reaches age 125. Then, utilizing pricing software now owned by Modeling Actuarial Pricing Systems, Inc. (“MAPS”), we reverse engineer the premium schedule of the policy to determine a premium schedule that provides for the minimum payments required to keep the policy in effect. An analysis of the insured involves an actuarial evaluation of the insured’s probable mortality at different points in the future—the mortality curve. This analysis covers the insured’s entire projected lifespan using life expectancy estimates generated by third-party medical-actuarial underwriting firms or generated from base actuarial tables in the case of small face policies.

In determining the life expectancy estimate, we presently require two life expectancy estimates from independent third-party medical-actuarial underwriting firms, unless the life insurance policy is a small face policy (defined by us as a policy with $1,000,000 in face value benefits or less), in which case we may use a life expectancy estimate derived from base actuarial mortality table assumptions. When a life expectancy estimate is obtained from a medical-actuarial firm, the health of the insured is summarized by the underwriters in a written health assessment based on a review of the insured’s historical and current medical records. Underwriting assesses the characteristics and health risks of the insured in order to quantify them into a mortality rating representing the life expectancy estimate. We currently average the life expectancy estimates provided by two independent medical-actuarial underwriting firms to form our life expectancy estimate for life insurance policies other than small face policies. In some cases, we may obtain more than two life expectancy estimates. In those cases, we average the two life expectancy estimates that we believe are the most reliable of those we have received, based on our own analyses and conclusions. In this regard, the two life expectancy estimates we ultimately choose to average may not always be the most conservative. If in the future we believe our business model will benefit from changes in our underwriting process and if such revisions are permitted under our borrowing covenants, we may change our underwriting processes and policies, including our present policy under which we generally obtain two life expectancy estimates from independent third-party medical-actuarial firms (other than for small face policies).

By combining the optimized premiums and the insured’s life expectancy estimate within the MAPS software, we generate detailed information, including the expected mortality curve over the insured’s total projected lifespan; the expected premiums and related costs over the insured’s total projected lifespan; the expected policy benefit paid over the insured’s total projected lifespan; the account values within the policy; and the expected internal rate of return we will achieve at various investment amounts. From this information, we are able to calculate the present value of the life insurance policy by discounting the anticipated cash flows at the targeted internal rate of return using the probabilistic pricing methodology used by the MAPS program. The actuarial value of the life insurance policy asset is the present value of the policy’s cash flows discounted at an expected internal rate of return. We intend that our investments in life insurance assets will generate yields in excess of our borrowing and operating costs.

On September 15, 2014, 21st Services announced changes to its mortality tables primarily for insureds age 90 and older, as well as updated adjustment factors designed to better underwrite seniors with multiple impairments. We expect medical-actuarial underwriting firms to continue improving and refining their underwriting methodology. Future changes may impact the life expectancies of insureds within our portfolio and the value of those policies, which may in turn affect our results of operations. We generally expect to incorporate any such changes to the policies within our portfolio when and as we value that portfolio from time to time.

Portfolio Administration

We have developed a comprehensive administration and servicing platform to manage the life insurance assets we own. This allows us to safeguard our life insurance assets and to process and report on the assets in our portfolio. We regularly contact each insurance company on every policy we own to verify policy account values and to confirm the correct application of premium payments made, and the resulting account values inside the life insurance policy after application of the premium payment and the deduction of the cost of insurance. We typically maintain little account value inside the policy and seek to make only minimum premium payments necessary to keep the life insurance policy in force until the next scheduled premium payment.

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

Portfolio Management

We realize profits by earning a spread between the cost of our investment in our life insurance assets and the face value of the policy benefits paid upon the insured’s mortality. We believe that building and managing a profitable portfolio of life insurance policies is complex, requires considerable technical knowledge and resources, and is subject to numerous regulations. We have developed extensive experience and discipline to work toward a stable and profitable portfolio. We update our actuarial projections each month for the portfolio based on the life expectancy estimates, premium payments made, and mortalities experienced. These data points combine to provide us with future forecasted cash flows with respect to our portfolio of life insurance assets. These forecasted future cash flows, along with our current financial position, are combined in a comprehensive model that includes detailed assumptions as to interest rates, financing costs, life insurance asset acquisitions, and capital markets activities. This comprehensive financial model enables us to closely monitor and manage our necessary capital reserves and attempt to project our future profitability.

While we believe our portfolio of life insurance assets represents a balanced and stable portfolio of life insurance assets, we seek to grow the size of the portfolio in order to further mitigate risk, enhance diversification, and improve our profitability. In order to assess the stability of our portfolio, we analyze longevity risk, which is the risk of the insured living longer than his or her life expectancy estimate. Longevity risk is the single largest variable affecting the returns on an investment in life insurance assets and the ability to predict the portfolio’s value over time. Research by A.M. Best and others indicates that, as the number of insured lives increase within a portfolio of life insurance policies, there is a decrease in the standard deviation of the value of the portfolio—i.e., longevity risk is reduced with an increase in the number of insured lives. While Standard & Poor’s has indicated that statistical credibility is unlikely to be achieved with a pool of less than 1,000 lives, a study published in 2014 by A.M. Best concluded that at least 300 lives is sufficient to narrow the band of expected cash flow volatility using the Monte Carlo simulations, which is the same methodology we use to evaluate our portfolios. Our internal analysis of our portfolio, which as of December 31, 2014 consisted of 265 lives, resulted in a standard deviation that is comparable with the A.M. Best measurement for a portfolio of 200 lives. We believe this result is due to the specific portfolio make up of our portfolio relative to the variation in underlying life expectancy estimates. Further, A.M. Best recommends that no one life should comprise more than 3.33% of the face value of an entire portfolio or collateral pool. As of December 31, 2014, the largest face value policy on one life in our portfolio represented approximately 1.28% of the total portfolio. We intend to maintain a well-diversified portfolio as we continue to expand our investments in life insurance assets.

We also believe our portfolio represents a profitable portfolio. In order to assess the profitability, we analyze the future cash flows expected from our portfolio of life insurance assets. The standard practice within the insurance industry is to analyze the timing of uncertain future cash flows through stochastic modeling, or Monte Carlo simulations. We continue to analyze the expected internal rates of return and spread against borrowing costs represented by our portfolio. As of December 31, 2014, the expected internal rate of return on our portfolio of life insurance assets was 11.78% and our weighted-average borrowing costs to finance our portfolio were 7.24%.

Portfolio Credit Risk Management

The life insurance assets in which we invest represent obligations of third-party life insurance companies to pay the benefits under the relevant policy. We rely on the payment of policy benefits by life insurance companies as our sole source of revenue collection. Accordingly, the possible insolvency of a life insurance company is a significant risk to our business. To manage this risk, we seek to invest in life insurance assets that are issued by insurance companies with investment-grade ratings from either A.M. Best, Moody’s or Standard & Poor’s. To further mitigate risk, we seek to have no more than 20% of our aggregate face value of policy benefits in our portfolio issued by any one life insurance company. In addition, to assure diversity and stability in our portfolio, we regularly review the various metrics of our portfolio relating to credit risk. We track industry rating agency reports and industry journals and articles in order to gain insight into possible financial problems of life insurance companies. Finally, we only invest in those life insurance policies that meet the underwriting standards established in the indenture governing our debt securities, as applicable.

As of December 31, 2014, 93.1% of insurance companies in our portfolio hold an investment-grade rating by Standard & Poor’s (BBB- or better), and the highest percentage of face value of policy benefits issued by one life insurance company within our portfolio was 14.55%. Of the 44 insurance companies that insure the policies we own, ten companies insure approximately 72.47% of total face value of policy benefits and the other 34 insurance companies insure the remaining approximately 27.53% of total face value of policy benefits. The concentration risk of our ten largest insurance company holdings as of December 31, 2014 is set forth in the table below.

Rank	Policy Benefits	Percentage of Policy Benefit Amount	Insurance Company	Ins. Co. S&P Rating
1	$113,380,000	14.55%	AXA Equitable Life Insurance Company	A+
2	$89,470,000	11.48%	John Hancock Life Insurance Company (U.S.A.)	AA-
3	$76,672,000	9.84%	Transamerica Life Insurance Company	AA-
4	$58,769,000	7.54%	Jefferson-Pilot Life Insurance Company	AA-
5	$56,215,000	7.22%	ING Life Insurance and Annuity Company	A-
6	$42,735,000	5.49%	Massachusetts Mutual Life Insurance Company	AA+
7	$41,750,000	5.36%	American General Life Insurance Company	A+
8	$30,500,000	3.92%	Pacific Life Insurance Company	A+
9	$28,450,000	3.65%	West Coast Life Insurance Company	AA-
10	$26,661,000	3.42%	Metropolitan Life Insurance Company	AA-
		72.47%

Servicing Agents

We have contracted with Wells Fargo Bank to provide servicing, collateral agent, and trustee services with respect to certain life insurance policies owned by DLP II. We have contracted with Bank of Utah to provide trustee services with respect to all other life insurance policies we own. Wells Fargo Bank provides services for certain life insurance policies in connection with ownership and tracking of life insurance policies we own, including paying premiums, posting of payments (receipts) of the life insurance policies, certain monitoring, enforcement of rights and payer notifications, and related services. We reserve the right to service and provide collateral agent services for certain life insurance policies directly, or appoint additional or an alternative third-party servicer in the future.

Our Portfolio

Our portfolio of life insurance policies, owned by our subsidiaries as of December 31, 2014, is summarized below:

Total portfolio face value of policy benefits	$779,099,000
Average face value per policy	$2,677,000
Average face value per insured life	$2,940,000
Average age of insured (yrs.)	82.8
Average life expectancy estimate (yrs.)	6.5
Total number of policies	291
Number of unique lives	265
Gender	67% Males; 33% Females
Number of smokers	3
Largest policy as % of total portfolio	1.28%
Average policy as % of total portfolio	0.34%
Average annual premium as % of face value	3.37%

Our portfolio of life insurance policies, owned by our subsidiaries as of December 31, 2014, organized by the insured’s current age and the associated policy benefits, is summarized below:

Distribution of Policy Benefits by Current Age of Insured

Min Age	Max Age	Policy Benefits	Weighted Average Life Expectancy (yrs.)	Percentage of Total Policy Benefits
90	95	31,997,000	3.18	4.11%
85	89	240,218,000	4.75	30.83%
80	84	289,762,000	7.06	37.19%
75	79	168,198,000	8.08	21.59%
70	74	40,767,000	9.43	5.23%
65	69	$8,157,000	7.29	1.05%
Total		$779,099,000	6.53	100.00%

Our portfolio of life insurance policies, owned by our subsidiaries as of December 31, 2014, organized by the insured’s current age and number of policies owned, is summarized below:

Distribution of Policies by Current Age of Insured

Min Age	Max Age	Policies	Weighted Average Life Expectancy (yrs.)	Percentage of Total Policies
90	95	15	3.18	5.16%
85	89	93	4.75	31.96%
80	84	100	7.06	34.36%
75	79	57	8.08	19.59%
70	74	20	9.43	6.87%
65	69	6	7.29	2.06%
Total		291	6.53	100.00%

Our portfolio of life insurance policies, owned by our subsidiaries as of December 31, 2014, organized by the insured’s estimated life expectancy estimates and associated policy benefits, is summarized below:

Distribution of Policies by Current Life Expectancies of Insured

Min LE (Months)	Max LE (Months)	Policy Benefits	Percentage of Total Policy Benefits
144	161	$11,502,000	1.48%
120	143	63,357,000	8.13%
96	119	148,624,000	19.08%
72	95	218,480,000	28.04%
48	71	216,827,000	27.83%
11	47	120,309,000	15.44%
Total		$779,099,000	100.00%

We track concentrations of pre-existing medical conditions among insured individuals within our portfolio based on information contained in life expectancy reports. We track these medical conditions within the following ten primary disease categories: (1) cancer, (2) cardiovascular, (3) cerebrovascular, (4) dementia, (5) diabetes, (6) multiple, (7) neurological disorders, (8) no disease, (9) other, and (10) respiratory diseases. Our primary disease categories are summary generalizations based on the ICD-9 codes we track on each insured individuals within our portfolio. ICD-9 codes, published by the World Health Organization, are used worldwide for medical diagnoses and treatment systems, as well as morbidity and mortality statistics. Currently, cardiovascular is the only primary disease category within our portfolio that represents a concentration of over 10%.

Our portfolio of life insurance policies, owned by our subsidiaries as of December 31, 2014, organized by the primary disease categories of the insured and associated policy benefits, is summarized below:

Distribution of Policy Benefits by Primary Disease Category

Primary Disease Category	Policy Benefits	Percentage of Total Policy Benefits
Cancer	$57,450,000	7.37%
Cardiovascular	130,874,000	16.80%
Cerebrovascular	24,462,000	3.14%
Dementia	62,949,000	8.08%
Diabetes	63,617,000	8.16%
Multiple	201,363,000	25.85%
Neurological disorders	16,104,000	2.07%
No disease	94,468,000	12.12%
Other	86,612,000	11.12%
Respiratory diseases	41,200,000	5.29%
Total policy benefits	$779,099,000	100.00%

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

The complete detail of the portfolio of all life insurance policies, owned by our subsidiaries as of December 31, 2014, organized by the current age of the insured and the associated policy benefits, sex, estimated life expectancy, issuing insurance carrier, and the credit rating of the issuing insurance carrier is set forth below.

Life Insurance Portfolio Detail

(as of December 31, 2014)

	Face Amount	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
1	$1,100,000	Male	94	31.2	ING Life Insurance and Annuity Company	A-
2	$1,500,000	Female	94	35.0	Aviva Life Insurance Company	A-
3	$4,000,000	Male	94	36.9	MetLife Investors USA Insurance Company	AA-
4	$3,200,000	Male	94	29.3	West Coast Life Insurance Company	AA-
5	$1,000,000	Female	93	41.1	Transamerica Life Insurance Company	AA-
6	$264,000	Female	93	26.9	Lincoln Benefit Life Company	BBB+
7	$250,000	Male	92	24.1	Transamerica Life Insurance Company	AA-
8	$2,500,000	Male	91	23.8	Columbus Life Insurance Company	AA
9	$500,000	Male	91	18.1	John Hancock Life Insurance Company (U.S.A.)	AA-
10	$2,000,000	Female	91	17.0	Pruco Life Insurance Company	AA-
11	$3,000,000	Male	91	50.5	West Coast Life Insurance Company	AA-
12	$5,000,000	Female	91	56.7	American General Life Insurance Company	A+
13	$5,000,000	Female	91	36.1	John Hancock Life Insurance Company (U.S.A.)	AA-
14	$1,682,773	Female	90	55.0	Hartford Life and Annuity Insurance Company	BBB+
15	$1,000,000	Male	90	29.4	State Farm Life Insurance Company	AA-
16	$5,000,000	Male	90	36.2	John Hancock Life Insurance Company (U.S.A.)	AA-
17	$1,000,000	Male	90	11.7	ING Life Insurance and Annuity Company	A-
18	$3,100,000	Female	90	37.9	Lincoln Benefit Life Company	BBB+
19	$1,500,000	Female	90	71.4	Jefferson-Pilot Life Insurance Company	AA-
20	$3,000,000	Female	90	37.4	Jefferson-Pilot Life Insurance Company	AA-
21	$600,000	Female	90	25.2	Columbus Life Insurance Company	AA
22	$3,500,000	Female	89	60.7	John Hancock Life Insurance Company (U.S.A.)	AA-
23	$5,000,000	Female	89	21.8	Lincoln National Life Insurance Company	AA-

	Face Amount	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
24	$1,203,520	Male	89	48.0	Columbus Life Insurance Company	AA
25	$5,000,000	Female	89	44.2	ING Life Insurance and Annuity Company	A-
26	$1,350,000	Female	89	39.8	Jefferson-Pilot Life Insurance Company	AA-
27	$2,500,000	Female	89	11.3	AXA Equitable Life Insurance Company	A+
28	$2,500,000	Female	89	11.3	AXA Equitable Life Insurance Company	A+
29	$715,000	Female	89	64.7	Jefferson-Pilot Life Insurance Company	AA-
30	$1,000,000	Female	89	55.0	United of Omaha Life Insurance Company	A+
31	$3,500,000	Female	89	45.3	Lincoln National Life Insurance Company	AA-
32	$5,000,000	Female	88	53.2	Massachusetts Mutual Life Insurance Company	AA+
33	$8,985,000	Male	88	35.7	Massachusetts Mutual Life Insurance Company	AA+
34	$2,225,000	Female	88	91.0	Transamerica Life Insurance Company	AA-
35	$2,500,000	Female	88	52.3	American General Life Insurance Company	A+
36	$2,500,000	Male	88	43.8	Pacific Life Insurance Company	A+
37	$1,103,922	Female	88	67.4	Sun Life Assurance Company of Canada (U.S.)	AA-
38	$1,000,000	Female	88	69.8	Transamerica Life Insurance Company	AA-
39	$250,000	Female	88	69.8	Transamerica Life Insurance Company	AA-
40	$500,000	Male	88	66.1	Lincoln National Life Insurance Company	AA-
41	$800,000	Male	88	77.4	Lincoln National Life Insurance Company	AA-
42	$5,000,000	Male	88	57.6	AXA Equitable Life Insurance Company	A+
43	$1,500,000	Male	88	46.0	John Hancock Life Insurance Company (U.S.A.)	AA-
44	$1,500,000	Male	88	46.0	John Hancock Life Insurance Company (U.S.A.)	AA-
45	$3,000,000	Female	88	86.5	Massachusetts Mutual Life Insurance Company	AA+
46	$1,500,000	Male	88	50.4	Union Central Life Insurance Company	A+
47	$3,000,000	Male	88	36.8	American General Life Insurance Company	A+
48	$1,050,000	Male	88	49.9	John Hancock Life Insurance Company (U.S.A.)	AA-
49	$4,785,380	Female	88	47.9	John Hancock Life Insurance Company (U.S.A.)	AA-
50	$1,803,455	Female	88	53.5	Metropolitan Life Insurance Company	AA-
51	$1,529,270	Female	88	53.5	Metropolitan Life Insurance Company	AA-
52	$5,000,000	Male	88	56.5	John Hancock Life Insurance Company (U.S.A.)	AA-
53	$4,000,000	Female	88	76.8	Transamerica Life Insurance Company	AA-
54	$1,000,000	Male	88	59.5	AXA Equitable Life Insurance Company	A+
55	$3,000,000	Male	88	47.9	Jefferson-Pilot Life Insurance Company	AA-
56	$2,000,000	Male	88	51.3	John Hancock Life Insurance Company (U.S.A.)	AA-
57	$500,000	Female	87	72.6	Sun Life Assurance Company of Canada (U.S.)	AA-
58	$5,000,000	Female	87	35.9	Penn Mutual Life Insurance Company	A+
59	$100,000	Female	87	62.3	American General Life Insurance Company	A+
60	$100,000	Female	87	62.3	American General Life Insurance Company	A+
61	$200,000	Male	87	52.9	Lincoln Benefit Life Company	BBB+
62	$4,445,467	Male	87	63.1	Penn Mutual Life Insurance Company	A+
63	$7,500,000	Male	87	54.6	Jefferson-Pilot Life Insurance Company	AA-
64	$250,000	Male	87	76.8	Metropolitan Life Insurance Company	AA-
65	$800,000	Male	87	59.9	National Western Life Insurance Company	A
66	$3,600,000	Female	87	62.3	AXA Equitable Life Insurance Company	A+
67	$3,000,000	Male	87	55.9	Transamerica Life Insurance Company	AA-
68	$2,500,000	Male	87	52.4	Transamerica Life Insurance Company	AA-
69	$1,000,000	Female	87	55.4	West Coast Life Insurance Company	AA-
70	$2,000,000	Female	87	55.4	West Coast Life Insurance Company	AA-
71	$2,000,000	Female	87	79.9	U.S. Financial Life Insurance Company	A+
72	$1,000,000	Female	87	31.7	John Hancock Life Insurance Company (U.S.A.)	AA-
73	$4,513,823	Female	87	27.4	Aviva Life Insurance Company	A-
74	$5,000,000	Female	87	38.8	Transamerica Life Insurance Company	AA-
75	$1,000,000	Female	87	40.0	New York Life Insurance Company	AA+
76	$10,000,000	Female	87	76.7	West Coast Life Insurance Company	AA-
77	$6,000,000	Female	87	60.8	Sun Life Assurance Company of Canada (U.S.)	AA-
78	$5,570,000	Female	87	51.7	ING Life Insurance and Annuity Company	A-
79	$5,570,000	Female	87	51.7	ING Life Insurance and Annuity Company	A-
80	$3,000,000	Male	87	87.6	AXA Equitable Life Insurance Company	A+

	Face Amount	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
81	$1,200,000	Male	87	64.8	Transamerica Life Insurance Company	AA-
82	$5,000,000	Male	87	85.9	Lincoln National Life Insurance Company	AA-
83	$1,000,000	Male	86	65.6	John Hancock Life Insurance Company (U.S.A.)	AA-
84	$2,000,000	Male	86	65.6	John Hancock Life Insurance Company (U.S.A.)	AA-
85	$5,000,000	Male	86	53.5	Jefferson-Pilot Life Insurance Company	AA-
86	$500,000	Female	86	59.6	Beneficial Life Insurance Company	N/A
87	$8,500,000	Male	86	85.8	Massachusetts Mutual Life Insurance Company	AA+
88	$2,000,000	Male	86	102.6	ING Life Insurance and Annuity Company	A-
89	$2,000,000	Male	86	102.6	ING Life Insurance and Annuity Company	A-
90	$2,000,000	Male	86	102.6	ING Life Insurance and Annuity Company	A-
91	$1,000,000	Female	86	89.2	ING Life Insurance and Annuity Company	A-
92	$500,000	Male	86	86.6	Metropolitan Life Insurance Company	AA-
93	$1,000,000	Male	86	29.6	Transamerica Life Insurance Company	AA-
94	$200,000	Female	86	92.4	Lincoln National Life Insurance Company	AA-
95	$1,365,000	Female	86	89.7	Transamerica Life Insurance Company	AA-
96	$1,000,000	Male	86	44.2	Massachusetts Mutual Life Insurance Company	AA+
97	$1,800,000	Male	86	56.7	John Hancock Variable Life Insurance Company	AA-
98	$2,000,000	Male	86	89.4	Transamerica Life Insurance Company	AA-
99	$2,000,000	Male	86	66.3	Jefferson-Pilot Life Insurance Company	AA-
100	$1,425,000	Male	85	86.2	John Hancock Life Insurance Company (U.S.A.)	AA-
101	$2,328,547	Male	85	48.8	Metropolitan Life Insurance Company	AA-
102	$2,000,000	Male	85	48.8	Metropolitan Life Insurance Company	AA-
103	$3,000,000	Female	85	75.7	Transamerica Life Insurance Company	AA-
104	$2,000,000	Male	85	68.7	AXA Equitable Life Insurance Company	A+
105	$1,750,000	Male	85	68.7	AXA Equitable Life Insurance Company	A+
106	$2,000,000	Male	85	39.0	Transamerica Life Insurance Company	AA-
107	$5,000,000	Male	85	77.8	ING Life Insurance and Annuity Company	A-
108	$1,000,000	Male	85	64.6	John Hancock Life Insurance Company (U.S.A.)	AA-
109	$2,000,000	Female	85	89.6	AXA Equitable Life Insurance Company	A+
110	$3,000,000	Female	85	88.2	Sun Life Assurance Company of Canada (U.S.)	AA-
111	$1,000,000	Male	85	51.6	John Hancock Life Insurance Company (U.S.A.)	AA-
112	$1,500,000	Male	85	53.6	ING Life Insurance and Annuity Company	A-
113	$1,500,000	Male	85	53.6	ING Life Insurance and Annuity Company	A-
114	$3,750,000	Male	85	80.5	AXA Equitable Life Insurance Company	A+
115	$1,500,000	Male	85	84.0	AXA Equitable Life Insurance Company	A+
116	$5,000,000	Female	85	97.2	American General Life Insurance Company	A+
117	$1,500,000	Male	85	53.7	Transamerica Life Insurance Company	AA-
118	$829,022	Female	85	29.1	Hartford Life and Annuity Insurance Company	BBB+
119	$5,000,000	Male	85	93.8	ING Life Insurance and Annuity Company	A-
120	$4,000,000	Female	85	54.1	ING Life Insurance and Annuity Company	A-
121	$3,500,000	Female	84	112.4	Lincoln Benefit Life Company	BBB+
122	$1,000,000	Male	84	58.7	ING Life Insurance and Annuity Company	A-
123	$500,000	Male	84	45.4	Genworth Life Insurance Company	BBB+
124	$1,500,000	Female	84	113.6	Lincoln Benefit Life Company	BBB+
125	$1,000,000	Male	84	62.6	Hartford Life and Annuity Insurance Company	BBB+
126	$1,000,000	Female	84	88.1	John Hancock Life Insurance Company (U.S.A.)	AA-
127	$2,000,000	Female	84	103.2	Lincoln Benefit Life Company	BBB+
128	$2,500,000	Female	84	68.5	American General Life Insurance Company	A+
129	$4,000,000	Male	84	41.3	John Hancock Life Insurance Company (U.S.A.)	AA-
130	$1,000,000	Male	84	86.6	John Hancock Life Insurance Company (U.S.A.)	AA-
131	$1,703,959	Male	84	72.2	Jefferson-Pilot Life Insurance Company	AA-
132	$2,700,000	Male	84	66.2	John Hancock Life Insurance Company (U.S.A.)	AA-
133	$500,000	Male	84	22.3	Great Southern Life Insurance Company	N/A
134	$5,000,000	Female	84	101.7	AXA Equitable Life Insurance Company	A+
135	$6,000,000	Female	84	115.4	American General Life Insurance Company	A+
136	$7,600,000	Female	84	103.2	Transamerica Life Insurance Company	AA-
137	$2,500,000	Male	84	64.1	AXA Equitable Life Insurance Company	A+

	Face Amount	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
138	$3,000,000	Male	84	64.1	Lincoln National Life Insurance Company	AA-
139	$3,000,000	Female	84	48.1	AXA Equitable Life Insurance Company	A+
140	$10,000,000	Female	84	62.7	American National Insurance Company	A
141	$500,000	Male	84	29.2	West Coast Life Insurance Company	AA-
142	$750,000	Male	84	93.8	West Coast Life Insurance Company	AA-
143	$5,000,000	Male	84	79.5	Jefferson-Pilot Life Insurance Company	AA-
144	$2,000,000	Male	83	44.2	National Life Insurance Company	A
145	$5,000,000	Male	83	70.3	AXA Equitable Life Insurance Company	A+
146	$500,000	Male	83	105.6	Metropolitan Life Insurance Company	AA-
147	$4,200,000	Female	83	123.7	Transamerica Life Insurance Company	AA-
148	$2,000,000	Male	83	90.8	Pacific Life Insurance Company	A+
149	$3,000,000	Male	83	66.0	Metropolitan Life Insurance Company	AA-
150	$1,500,000	Male	83	80.8	Jefferson-Pilot Life Insurance Company	AA-
151	$3,500,000	Female	83	93.6	AXA Equitable Life Insurance Company	A+
152	$1,500,000	Male	83	29.4	Pacific Life Insurance Company	A+
153	$5,000,000	Male	83	78.4	AXA Equitable Life Insurance Company	A+
154	$3,000,000	Female	83	99.0	MetLife Investors USA Insurance Company	AA-
155	$2,275,000	Male	83	96.3	ING Life Insurance and Annuity Company	A-
156	$4,500,000	Male	83	78.8	AXA Equitable Life Insurance Company	A+
157	$2,000,000	Female	83	103.1	Jefferson-Pilot Life Insurance Company	AA-
158	$3,500,000	Male	83	77.4	AXA Equitable Life Insurance Company	A+
159	$3,000,000	Male	83	45.1	U.S. Financial Life Insurance Company	A+
160	$750,000	Male	83	87.1	John Hancock Life Insurance Company (U.S.A.)	AA-
161	$1,900,000	Male	83	71.2	American National Insurance Company	A
162	$500,000	Male	83	50.5	New York Life Insurance Company	AA+
163	$500,000	Male	83	50.5	New York Life Insurance Company	AA+
164	$250,000	Male	83	36.7	Jackson National Life Insurance Company	AA
165	$10,000,000	Male	83	84.4	AXA Equitable Life Insurance Company	A+
166	$2,300,000	Male	83	25.2	American General Life Insurance Company	A+
167	$6,217,200	Female	83	111.4	Phoenix Life Insurance Company	B+
168	$5,000,000	Male	83	89.1	Jefferson-Pilot Life Insurance Company	AA-
169	$3,500,000	Female	82	97.6	Jefferson-Pilot Life Insurance Company	AA-
170	$1,000,000	Male	82	73.9	Lincoln National Life Insurance Company	AA-
171	$5,000,000	Female	82	62.1	Massachusetts Mutual Life Insurance Company	AA+
172	$2,500,000	Female	82	77.2	ING Life Insurance and Annuity Company	A-
173	$5,000,000	Female	82	80.9	Sun Life Assurance Company of Canada (U.S.)	AA-
174	$1,250,000	Female	82	66.1	Columbus Life Insurance Company	AA
175	$5,000,000	Male	82	81.1	Transamerica Life Insurance Company	AA-
176	$4,000,000	Male	82	61.7	Jefferson-Pilot Life Insurance Company	AA-
177	$5,000,000	Male	82	115.9	American General Life Insurance Company	A+
178	$1,995,000	Female	82	85.8	Transamerica Life Insurance Company	AA-
179	$350,000	Male	82	40.7	Reassure America Life Insurance Company	AA
180	$1,500,000	Male	82	61.9	Pacific Life Insurance Company	A+
181	$3,000,000	Male	82	73.5	Protective Life Insurance Company	AA-
182	$1,500,000	Male	82	73.5	American General Life Insurance Company	A+
183	$10,000,000	Male	82	86.5	New York Life Insurance Company	AA+
184	$2,000,000	Female	82	122.3	Transamerica Life Insurance Company	AA-
185	$2,000,000	Male	82	76.7	Ohio National Life Assurance Corporation	AA-
186	$1,000,000	Male	82	76.7	Ohio National Life Assurance Corporation	AA-
187	$550,000	Male	81	110.7	Genworth Life Insurance Company	BBB+
188	$1,000,000	Female	81	104.0	Jefferson-Pilot Life Insurance Company	AA-
189	$5,000,000	Male	81	79.8	AXA Equitable Life Insurance Company	A+
190	$7,000,000	Male	81	94.2	Genworth Life Insurance Company	BBB+
191	$10,000,000	Male	81	121.5	John Hancock Life Insurance Company (U.S.A.)	AA-
192	$5,000,000	Male	81	98.8	AXA Equitable Life Insurance Company	A+
193	$1,680,000	Female	81	74.9	AXA Equitable Life Insurance Company	A+
194	$1,000,000	Male	81	72.6	AXA Equitable Life Insurance Company	A+

	Face Amount	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
195	$2,502,000	Male	81	160.5	Transamerica Life Insurance Company	AA-
196	$3,000,000	Female	81	114.2	West Coast Life Insurance Company	AA-
197	$1,250,000	Male	81	107.8	Metropolitan Life Insurance Company	AA-
198	$1,250,000	Female	81	81.7	Principal Life Insurance Company	A+
199	$2,000,000	Male	81	46.4	Jefferson-Pilot Life Insurance Company	AA-
200	$8,000,000	Male	81	90.7	AXA Equitable Life Insurance Company	A+
201	$3,000,000	Male	81	106.2	John Hancock Life Insurance Company (U.S.A.)	AA-
202	$1,000,000	Male	81	63.2	AXA Equitable Life Insurance Company	A+
203	$1,750,000	Male	81	90.3	AXA Equitable Life Insurance Company	A+
204	$250,000	Male	81	87.3	American General Life Insurance Company	A+
205	$1,210,000	Male	81	73.3	Lincoln National Life Insurance Company	AA-
206	$2,000,000	Male	80	33.6	Metropolitan Life Insurance Company	AA-
207	$3,000,000	Male	80	119.2	Principal Life Insurance Company	A+
208	$2,000,000	Female	80	97.4	Pacific Life Insurance Company	A+
209	$2,000,000	Female	80	96.0	Transamerica Life Insurance Company	AA-
210	$130,000	Male	80	57.5	Genworth Life Insurance Company	BBB+
211	$500,000	Male	80	55.0	Transamerica Life Insurance Company	AA-
212	$6,000,000	Male	80	132.1	AXA Equitable Life Insurance Company	A+
213	$1,000,000	Male	80	133.2	Empire General Life Assurance Corporation	AA-
214	$4,000,000	Male	79	88.8	Jefferson-Pilot Life Insurance Company	AA-
215	$4,300,000	Female	79	119.2	American National Insurance Company	A
216	$3,000,000	Male	79	99.3	ING Life Insurance and Annuity Company	A-
217	$5,000,000	Male	79	99.5	John Hancock Life Insurance Company (U.S.A.)	AA-
218	$7,000,000	Male	79	95.0	Lincoln Benefit Life Company	BBB+
219	$3,000,000	Male	79	49.6	Pacific Life Insurance Company	A+
220	$3,000,000	Male	79	49.6	Minnesota Life Insurance Company	A+
221	$3,000,000	Male	79	49.6	Prudential Life Insurance Company	AA-
222	$5,000,000	Male	79	87.2	Pacific Life Insurance Company	A+
223	$5,000,000	Male	79	87.2	Pacific Life Insurance Company	A+
224	$5,000,000	Male	79	122.7	Principal Life Insurance Company	A+
225	$6,000,000	Male	79	116.7	AXA Equitable Life Insurance Company	A+
226	$750,000	Male	79	78.3	Lincoln National Life Insurance Company	AA-
227	$476,574	Male	79	80.8	Transamerica Life Insurance Company	AA-
228	$3,601,500	Male	79	103.2	Transamerica Life Insurance Company	AA-
229	$1,000,000	Male	79	100.0	Sun Life Assurance Company of Canada (U.S.)	AA-
230	$2,250,000	Male	79	103.6	Massachusetts Mutual Life Insurance Company	AA+
231	$5,000,000	Female	79	126.5	ING Life Insurance and Annuity Company	A-
232	$3,000,000	Male	79	105.0	Principal Life Insurance Company	A+
233	$1,000,000	Male	78	120.2	Metropolitan Life Insurance Company	AA-
234	$5,000,000	Male	78	98.0	John Hancock Life Insurance Company (U.S.A.)	AA-
235	$1,009,467	Male	78	56.8	John Hancock Life Insurance Company (U.S.A.)	AA-
236	$5,000,000	Male	78	64.7	John Hancock Life Insurance Company (U.S.A.)	AA-
237	$4,000,000	Male	78	57.9	MetLife Investors USA Insurance Company	AA-
238	$3,750,000	Male	78	66.8	AXA Equitable Life Insurance Company	A+
239	$5,000,000	Male	78	87.2	John Hancock Life Insurance Company (U.S.A.)	AA-
240	$2,500,000	Male	78	97.2	Massachusetts Mutual Life Insurance Company	AA+
241	$2,500,000	Male	78	97.2	Massachusetts Mutual Life Insurance Company	AA+
242	$2,000,000	Female	78	65.3	Transamerica Life Insurance Company	AA-
243	$500,000	Female	78	126.4	Columbus Life Insurance Company	AA
244	$5,000,000	Male	78	128.5	Jefferson-Pilot Life Insurance Company	AA-
245	$500,000	Male	78	75.6	John Hancock Life Insurance Company (U.S.A.)	AA-
246	$5,000,000	Male	77	113.6	Transamerica Life Insurance Company	AA-
247	$1,000,000	Male	77	118.9	Metropolitan Life Insurance Company	AA-
248	$1,750,000	Male	77	71.5	John Hancock Life Insurance Company (U.S.A.)	AA-
249	$750,000	Male	77	15.5	U.S. Financial Life Insurance Company	A+
250	$2,840,000	Male	77	108.7	Transamerica Life Insurance Company	AA-
251	$1,000,000	Female	77	85.0	John Hancock Life Insurance Company (U.S.A.)	AA-

	Face Amount	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
252	$600,000	Male	77	94.4	Protective Life Insurance Company	AA-
253	$490,620	Male	76	97.1	Ameritas Life Insurance Corporation	A+
254	$4,000,000	Male	76	77.3	Massachusetts Mutual Life Insurance Company	AA+
255	$7,000,000	Female	76	134.4	Pacific Life Insurance Company	A+
256	$2,000,000	Male	76	131.5	Transamerica Life Insurance Company	AA-
257	$3,000,000	Male	76	115.1	Protective Life Insurance Company	AA-
258	$1,000,000	Male	76	93.9	Pacific Life Insurance Company	A+
259	$150,000	Male	76	117.6	Genworth Life Insurance Company	BBB+
260	$5,000,000	Male	76	69.2	West Coast Life Insurance Company	AA-
261	$2,000,000	Female	76	131.3	Aviva Life Insurance Company	A-
262	$850,000	Male	75	77.5	New York Life Insurance Company	AA+
263	$5,000,000	Male	75	161.2	Prudential Life Insurance Company	AA-
264	$3,000,000	Male	75	65.3	Aviva Life Insurance Company	A-
265	$5,000,000	Male	75	41.2	Lincoln Benefit Life Company	BBB+
266	$8,000,000	Male	75	115.2	Metropolitan Life Insurance Company	AA-
267	$200,000	Male	75	80.9	ING Life Insurance and Annuity Company	A-
268	$4,000,000	Female	74	156.8	American General Life Insurance Company	A+
269	$3,000,000	Female	74	128.5	General American Life Insurance Company	AA-
270	$300,000	Male	74	24.0	Lincoln National Life Insurance Company	AA-
271	$2,000,000	Male	74	111.2	American General Life Insurance Company	A+
272	$1,000,000	Male	73	80.4	United of Omaha Life Insurance Company	A+
273	$500,000	Male	73	45.7	Midland National Life Insurance Company	A+
274	$3,000,000	Male	73	86.6	AXA Equitable Life Insurance Company	A+
275	$2,500,000	Male	72	110.9	American General Life Insurance Company	A+
276	$1,167,000	Male	72	37.1	Transamerica Life Insurance Company	AA-
277	$1,500,000	Male	72	125.8	Metropolitan Life Insurance Company	AA-
278	$2,500,000	Male	71	132.0	Lincoln National Life Insurance Company	AA-
279	$2,500,000	Male	71	132.0	John Hancock Life Insurance Company (U.S.A.)	AA-
280	$600,000	Male	71	99.4	AXA Equitable Life Insurance Company	A+
281	$2,000,000	Male	71	116.2	New York Life Insurance Company	AA+
282	$2,000,000	Male	71	116.2	New York Life Insurance Company	AA+
283	$3,000,000	Male	71	89.3	John Hancock Life Insurance Company (U.S.A.)	AA-
284	$500,000	Male	70	107.3	Transamerica Life Insurance Company	AA-
285	$500,000	Male	70	107.3	North American Company for Life And Health Insurance	A+
286	$2,000,000	Male	68	129.1	Transamerica Life Insurance Company	AA-
287	$1,000,000	Male	68	129.1	Genworth Life Insurance Company	BBB+
288	$2,000,000	Male	68	62.0	MetLife Investors USA Insurance Company	AA-
289	$2,000,000	Male	68	62.0	MetLife Investors USA Insurance Company	AA-
290	$156,538	Female	67	121.5	New York Life Insurance Company	AA+
291	$1,000,000	Male	66	59.3	Lincoln National Life Insurance Company	AA-
	779,099,037

(1)	The insured’s age is current as of the measurement date.
(2)	The insured’s life expectancy estimate, other than for a small face value insurance policy (defined by us as a policy with $1 million in face value benefits or less), is the average of two life expectancy estimates provided by independent third-party medical-actuarial underwriting firms at the time of purchase, actuarially adjusted through the measurement date. Numbers in this column represent months. For more information, see disclosure under the caption “Pricing Life Insurance Policies.”

Competition

We encounter significant competition in the life insurance purchasing and financing business from numerous companies, including hedge funds, investment banks, secured lenders, specialty life insurance finance companies and life insurance companies themselves. Many of these competitors have greater financial and other resources than we do and may have significantly lower cost of funds because they have greater access to insured deposits or the capital markets. Moreover, some of these competitors have significant cash reserves and can better fund shortfalls in collections that might have a more pronounced impact on companies such as ours. They also have greater market share. In the event that certain better-financed life insurance companies make a significant effort to compete against our business or the secondary market in general, we would experience significant challenges with our business model.

Competition can take many forms, including the pricing of the financing, transaction structuring, timeliness and responsiveness in processing a seller’s application and customer service. Some competitors may outperform us in these areas. Some competitors target the same type of life insurance clients as we do and generally have operated in the markets we service for a longer period of time. Increased competition may result in increased costs of purchasing policies or may affect the availability and quality of policies that are available for our purchase. These factors could adversely affect our profitability by reducing our return on investment or increasing our risk.

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

Governments at both the federal and state levels have continued to review the impact of the business on the life insurance industry. Moreover, recent federal government actions with respect to insurance companies have increased the federal government’s role in regulating the insurance industry. Recently we have seen legislative efforts by state governments to mandate the sale or liquidation of life insurance policies as part of the Patient Protection and Affordable Care Act in order to increase the number of Americans covered by health insurance and decrease the cost of health care. This legislative effort is designed to monetize all assets of the insured prior to eligibility for health care provided under the Patient Protection and Affordable Care Act. These efforts may affect the number of life insurance policies available for purchase and their attractiveness.

State statutes typically provide state regulatory agencies with significant powers to interpret, administer and enforce the laws relating to the purchase of life insurance policies in those states. Under statutory authority, state regulators have broad discretionary power and may impose new licensing requirements, interpret or enforce existing regulatory requirements in different ways or issue new administrative rules (even if not contained in state statutes). State regulators may also impose rules that are generally adverse to our industry. Because the life insurance secondary market is relatively new and because of the history of certain abuses in the industry, we believe it is likely that state regulation will increase and grow more complex in the foreseeable future. We cannot, however, predict what any new regulation would specifically involve or how it might affect our industry or our business.

Any adverse change in present laws or regulations, or their interpretation, in one or more states in which we operate (or an aggregation of states in which we conduct a significant amount of business) could result in a curtailment or termination of operations in such jurisdictions by us, or cause us to modify our operations in a way that adversely affects our ultimate profitability. Any such action could have a corresponding material and negative impact on our results of operations and financial condition, primarily through a material decrease in revenues, and could also negatively affect our general business prospects.

The Securities and Exchange Commission (the “SEC”) has, on occasion, attempted to regulate the purchase of non-variable life insurance policies as transactions in securities under federal securities laws. In July of 2010, the SEC issued a Staff Report of its Life Settlement Task Force. In that report, the Staff recommended that certain types of purchased life insurance policies be classified as securities. The SEC has not taken any position on the Staff Report, and there is no indication if the SEC will take any action to implement the recommendations of the Staff Report. In addition, there has been several federal court cases in which transactions involving the purchase and fractionalization of life insurance contracts have been held to be transactions in securities under the federal Securities Act of 1933. We presently believe that the matters discussed in the Staff Report, and existing case law, do not impact our current business model since our purchases of life settlements are distinguishable in our view from those cases that have been held by courts, and advocated by the Staff Report, to be transactions in securities. For example, we are not involved in fractionalization of any life insurance policies, and we presently do not purchase variable life insurance policies.

If federal law were to change, whether by action of the Congress or through the courts, with the result that purchases of non-fractionalized and non-variable life insurance policies would be considered transactions in “securities,” we would be in violation of existing covenants under our revolving credit facility which require us to not operate or be characterized as an “investment company” under the Investment Company Act of 1940. This could in the short-term or long-term affect our liquidity and increase our cost of capital and operational expenses, all of which would adversely affect our operating results. It is possible that such an outcome could threaten the viability of our business and our ability to satisfy our obligations as they come due.

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

The table below identifies all states (and the District of Columbia) in which we can conduct business directly with the seller of a life insurance policy or through a licensed provider. An asterisk (*) indicates that the state does not require licensing. In those states identified in the right-hand column, we can purchase policies through our provider relationships with Magna Administrative Services, Inc. Abacus Settlements, LLC, and Lotus Life, LLC. If our relationships with either Magna Administrative Services, Abacus Settlements or Lotus Life were to end, for any reason, we believe we would be able to enter into a relationship with a replacement provider shortly thereafter.

States Where	States Where We Conduct Business
We Conduct Business Directly	Through Other Licensed Providers
Alabama*	Colorado
Arizona	Georgia
Arkansas	Idaho
California	Nevada
Connecticut	New Jersey
Delaware
District of Columbia*
Florida
Hawaii
Illinois
Indiana
Iowa
Kansas
Kentucky
Louisiana
Maine
Maryland
Massachusetts
Michigan*
Minnesota
Mississippi
Missouri*
Nebraska
New Mexico*
New York
North Carolina
Ohio
Oklahoma
Oregon
Pennsylvania
Rhode Island
South Carolina*
South Dakota*
Tennessee
Texas
Virginia
Washington
Wisconsin
Wyoming*

We are not presently able to conduct business in the following states due to the fact that we neither have a license to operate in the state nor do we have a relationship with another licensed provider in such state: Alaska, Montana, New Hampshire, North Dakota, Utah, Vermont, and West Virginia.

Health Insurance Portability and Accountability Act (HIPAA)

HIPAA requires that holders of medical records maintain such records and implement procedures in ways designed to assure the privacy of patient records. HIPAA has precipitated widespread changes in record keeping, including patient consent forms and access restrictions in data processing software. In order to carry out our business, we receive medical records and obtain a release to share such records with a defined group of persons. We are entitled to have access to patient information, take on the responsibility for preserving the privacy of that information, and use the information only for purposes related to the life insurance policies.

Employees

We employ approximately 40 employees.

Properties

Our principal executive offices are located at 220 South Sixth Street, Suite 1200, Minneapolis, Minnesota 55402. At that location, we lease 11,695 square feet of space for a lease term expiring in August 2015. We believe that these facilities are adequate for our current needs and that suitable additional space will be available as needed.

Company Website Access and SEC Filings

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the SEC. The Company is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements and other information with the SEC.

Our general website address is www.gwglife.com. Our website has a wealth of information about our company, its mission, and our specialty finance business. It also has tools that could be used by our potential clients, financial advisors and investors alike.

Legal Proceedings

Our Chief Executive Officer, Jon R. Sabes, and our corporate secretary and Executive Vice President of Originations and Servicing, Steven F. Sabes, who together beneficially own approximately 74.8% of our common stock, are involved in litigation relating to claims by a bankruptcy trustee for loan payments made to an affiliate, Opportunity Finance, LLC. The litigation stems in part from the 2010 conviction of an individual operating a fraudulent business which filed for bankruptcy in 2008. The bankruptcy trustee alleges that loan repayments to Opportunity Finance were avoidable transfers under preference or other legal theories and seeks to recover amounts for other creditors of the bankruptcy estate. Case No. 08-45257 (U.S. Bankruptcy Court District of Minnesota). Such payments may ultimately be deemed to be avoidable transfers under preference or other legal theories. In addition, GWG Holdings invested $1.0 million in Opportunity Finance, LLC in 2006 and was repaid and received $176,948 of interest income from that investment in 2007. To date, no claim has been made against the Company.

While we believe there are numerous meritorious defenses to the claims made by the bankruptcy trustee and others, and we are advised that the defendants in that action will vigorously defend against the trustee’s claims, such defendants may not prevail in the litigation. If the bankruptcy trustee or a successful private plaintiff sought to sell or transfer the equity interests of Jon R. Sabes or Steven F. Sabes as a result of the litigation, there could be a change in control of the Company and our business together with all of our investors, including investors in our debentures, could be materially and adversely impacted. Such adverse results would likely arise in connection with negative change-in-control covenants contained in our revolving credit facility agreements, the breach of those covenants and an ensuing event of default under such facility. In addition, if the bankruptcy trustee or a private plaintiff sought to sell or transfer the equity interests of Jon R. Sabes or Steven F. Sabes as a result of the litigation, such transfers would adversely affect holders of our previously issued L Bonds by reducing the number of shares of common stock of GWG Holdings that have been pledged as collateral security for our obligations under the debentures. Regardless of the outcome of this litigation, these matters may distract management and reduce the time and attention that they are able to devote to our business.

ITEM 1A.        RISK FACTORS.

Our business involves a number of challenges and risks. In addition to the other information in this report, you should consider carefully the following risk factors in evaluating us and our business. Moreover, the risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, financial condition, operating results, or prospects.

Risks Related to Our Business and Industry

Material changes in the life insurance secondary market, a relatively new and evolving market, may adversely affect our operating results, business prospects and our ability to repay our debt obligations.

Our sole business is the purchase and ownership of life insurance policies acquired in the secondary market, which is a relatively new and evolving market. The success of our business and our ability to satisfy our debt obligations depends in large part on the continued development of the secondary market for life insurance, including the solvency of life insurance companies to pay the face value of the life insurance benefits, both of which will critically impact the performance of the life insurance policy assets we own. We expect that the development of the secondary market will primarily be impacted by a variety of factors such as the interpretation of existing laws and regulations (including laws relating to insurable interests), the passage of new legislation and regulations, mortality improvement rates, and actuarial understandings and methodologies. Importantly, all of the factors that we believe will most significantly affect the development of the life insurance secondary market are beyond our control. Any material and adverse development in the life insurance secondary market could adversely affect our operating results, our access to capital, our ability to repay our various debt and other obligations, and our business prospects and viability. Because of this, an investment in our securities generally involves greater risk as compared to investments offered by companies with more diversified business operations in more established markets.

We have a relatively limited history of operations and our earnings and cash flows may be volatile, resulting in uncertainty about our ability to service and repay our debt when and as it comes due.

We are a company with a limited history, which makes it difficult to accurately forecast our earnings and cash flows. During the year ended December 31, 2014, we incurred a net loss of $6.0 million, and in the year ended December 31, 2013, we incurred a net loss of $0.2 million. Our lack of a significant history and the evolving nature of the market in which we operate make it likely that there are risks inherent in our business that are yet to be recognized by us or others, or not fully appreciated, and that could result in us earning less than we anticipate or even suffering further anticipated or unanticipated losses. As a result of the foregoing an investment in our company’s securities necessarily involves uncertainty about the stability of our earnings, cash flows and, ultimately, our ability to service and repay our debt. In addition, any earnings volatility we experience may adversely affect the market price of our common stock.

The valuation of our principal assets on our balance sheet requires us to make material assumptions that may ultimately prove to be incorrect. In such an event, we could suffer significant losses that could materially and adversely affect our results of operations and eventually cause us to be in default of restrictive covenants contained in our borrowing agreements.

Our principal asset is a portfolio of life insurance policies purchased in the secondary market, comprising approximately 88% of our total assets at December 31, 2014 and 85% of our total assets at December 31, 2013. Those assets are considered “Level 3” fair value measurements under ASC 820, Fair Value Measurements and Disclosures, as there is currently no active market where we are able to observe quoted prices for identical assets. As a result, our valuation of those assets on our balance sheet incorporates significant inputs that are not observable. Fair value is defined as an exit price representing the amount that would be received if assets were sold or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

A Level 3 fair value measurement is inherently uncertain and creates additional volatility in our financial statements that is not necessarily related to the performance of the underlying assets. As of December 31, 2014 and 2013, we estimated the fair value discount rate for our portfolio to be 11.43% and 11.69%, respectively. If in the future we determine that a higher discount rate is required to ascribe fair value to a similarly situated portfolio of life insurance policies, we could experience significant losses materially affecting our results of operations. It is also possible that significant losses of this nature could at some point cause us to fall out of compliance with borrowing covenants contained in our various borrowing agreements. This could result in acceleration of our loan balances under the revolving credit facility or securities issued under our indenture, such as our Series I Secured Notes and our L Bonds, which we may not be able to repay. As a result, we may be forced to seek additional debt or equity financing to repay such debt amounts, and additional financing may not be available on terms acceptable to us, if at all. If we are unable to repay our debt when it comes due, then our senior lender or the holders of our Series I Secured Notes and L Bonds, or both would have the right to foreclose on our assets.

We  report non-GAAP financial measures to our lender under our revolving credit facility pursuant to financial covenants in the related borrowing documents. This presents operating results not subject to the valuation volatility associated with the discount rate we choose, thus presenting the actuarial performance we expect within our portfolio of life insurance policies at the expected internal rate of return against the costs we incur over the same period. Nevertheless, our reported GAAP earnings may in the future be volatile for reasons that do not bear an immediate relationship to the cash flows we experience.

For further disclosure relating to the risks associated with the valuation of our assets, see the risk factor below “If actuarial assumptions we obtain from third-party providers . . . .”

Our actual results from our life insurance portfolio may not match our expected results, which could adversely affect our ability to service and grow our portfolio for diversification.

Our business model relies on achieving actual results that are in line with the results we expect to attain from our investments in life insurance policy assets. In this regard, we believe that the larger the portfolio we own, the greater the likelihood that we will achieve our expected results. To our knowledge, rating agencies generally suggest that portfolios of life insurance policies containing enough policies on individual lives to achieve actuarial stability in receiving expected cash flows from underlying mortality. For instance, in a study published in 2012, A.M. Best concluded that at least 300 lives are necessary to narrow the band of cash flow volatility and achieve actuarial stability, while Standard & Poor’s has indicated that stability is unlikely to be achieved with a pool of less than 1,000 lives. As of December 31, 2014, we owned $779 million in face value of life insurance policies covering 265 lives. Accordingly, while there is a risk with a portfolio of any size that actual yield may be less than expected; we believe that the risk we face is presently more significant given the size of our current portfolio as compared to rating agency recommendations.

Although we plan to expand the number of life insurance policies we own using proceeds raised from our continuous offering of L Bonds, we may be unable to meet this goal if sufficient financing from capital sources is not available or is available only on unfavorable or unacceptable terms. Furthermore, even if our portfolio reaches the size we desire, we still may experience differences between the actuarial models we use and actual mortalities.

Differences between our expectations and actuarial models on the one hand, and actual mortality results on the other hand, could have a materially adverse effect on our operating results and cash flow. In such a case, we may face liquidity problems, including difficulties servicing our remaining portfolio of policies and servicing our outstanding debt obligations. Continued or material failures to meet our expected results could decrease the attractiveness of our securities in the eyes of potential investors making it even more difficult to obtain capital needed to service our portfolio, grow the portfolio to obtain desired diversification, and service our existing debt.

We critically rely on debt financing for our business. Any inability to borrow could adversely affect our business operations, our ability to satisfy our obligations under the debentures and, ultimately, our viability.

To date, we have chosen to finance our business principally through the issuance of debt, including debt incurred by DLP II under a senior revolving credit facility provided by Autobahn/DZ Bank (which we refer to throughout this report as our “revolving credit facility”), our Series I Secured Notes and our L Bonds. Our revolving credit facility is secured by all of the assets of DLP II, has a maximum amount of $100 million, and the outstanding balance at December 31, 2014 was approximately $72 million. Obligations under the revolving credit facility have a scheduled maturity date of December 31, 2016, and obligations under our Series I Secured Notes and L Bonds have scheduled maturities as indicated below in the risk factor “If a significant number of holders . . . .,” Our debt arrangements comprise the most important sources of financing on which our business critically relies to grow our portfolio life insurance policies and maintain those policies.

Our business model expects that we will have continued access to financing to enable us to purchase a large and diversified portfolio of life insurance policies and pay the attendant premiums and costs of maintaining the portfolio, all while satisfying our current interest and principal repayment obligations under our revolving credit facility and other indebtedness. We expect to refinance our revolving credit facility, either through renewal or replacement, when it comes due on December 31, 2016. Pending the due date or refinancing of our revolving credit facility, we expect that proceeds from our life insurance policies will first be used to satisfy our obligations under that facility, as required by the agreement governing the revolving credit facility. Accordingly, until we achieve sufficient cash flows derived from the portfolio of life insurance policy benefits, we expect to rely on the proceeds from our ongoing offering of L Bonds to satisfy our ongoing financing and liquidity needs. Nevertheless, continued access to financing and liquidity under the revolving credit facility or otherwise is not guaranteed. For example, general economic conditions could limit our access to financing, as could regulatory or legal pressures exerted on us, our financiers, or those involved in our general plan of financing such as brokers, dealers, and registered investment advisors. If we are unable to borrow under the revolving credit facility or otherwise for any reason, or to renew or replace the revolving credit facility when it comes due in December 2016, our business would be adversely impacted and our ability to service and repay our obligations would be compromised.

Our investments in life insurance policies have inherent risks, including fraud and legal challenges to the validity of the policies, which we will be unable to eliminate and which may adversely affect our results of operations.

When we purchase a life insurance policy, we underwrite the purchase of the policy to mitigate certain risks associated with insurance fraud and other legal challenges to the validity of the policy. For example, to the extent the insured is not aware of the existence of the policy, the insured does not exist, or the insurance company does not recognize the policy, the insurance company may cancel or rescind the policy thereby causing the loss of an investment in that policy. In addition, if an insured’s medical records have been altered in such a way as to shorten a life expectancy as reported, this may cause us to overpay for the related policy. Finally, we may experience legal challenges from insurance companies claiming that the insured failed to have an insurable interest at the time the policy was originally purchased or that the policy owner made fraudulent disclosures to the insurer at the time the policy was purchased (e.g., disclosures pertaining to the health status of the insured or the existence or sources of premium financing), or challenges from the beneficiaries of an insurance policy claiming, upon mortality of the insured, that the sale of the policy to us was invalid.

To mitigate these risks, we require a current verification of coverage from the insurance company, complete a due-diligence investigation of the insured and accompanying medical records, review the life insurance policy application, require a policy to have been in force for at least two years before purchasing, and require a legal review of any premium financing associated with the life insurance policy to determine an appropriate insurable interest existed. Nevertheless, we do not expect that these steps will eliminate the risk of fraud or legal challenges to the life insurance policies we purchase. Furthermore, changes in laws or regulations or the interpretation of existing laws or regulations, may prove our due-diligence and risk-mitigation efforts inadequate if policies within our portfolio are successfully challenged. These changes or alterations in interpretation may inhibit our ability to purchase new policies with confidence. If a significant face amount of policies were invalidated for reasons of fraud or any other reason, our results of operations would be adversely affected, perhaps materially.

Every acquisition of a life insurance policy necessarily requires us to materially rely on information provided or obtained by third parties. Any misinformation or negligence in the course of obtaining information could materially and adversely affect the value of the policies we own.

The acquisition of each life insurance policy is negotiated based on variables and particular facts that are unique to the life insurance policy itself and the health of the insured. The facts we obtain about the policies and the insured at the time at which the policy is applied for and obtained are based on factual representations made to the insurance company by the insured, and the facts the insurance company independently obtains in the course of its own due-diligence examination, such as facts concerning the health of the insured and whether or not there is an insurable interest present when the policy was issued. Any misinformation or negligence in the course of obtaining information relating to an insurance policy or insured could materially and adversely impact the value of the life insurance policies we own and could, in turn, adversely affect our financial condition, results of operations, and the value of any investment in our securities.

Our business is subject to state regulation and changes in state laws and regulations governing our business, or changes in the interpretation of such laws and regulations, could negatively affect our business.

When we purchase a life insurance policy, we are subject to state insurance regulations. Over the past years, we have seen a dramatic increase in the number of states that have adopted legislation and regulations from model laws promulgated by either the National Association of Insurance Commissioners (NAIC) or by the National Conference of Insurance Legislators (NCOIL). These laws are essentially consumer protection statutes responding to abuses that arose early in the development of our industry, some of which may persist. Today, almost every state has adopted some version of either the NAIC or NCOIL model laws, which generally require the licensing of purchasers of and brokers for life insurance policies, the filing and approval of purchase agreements, and the disclosure of transaction fees. These laws also require various periodic reporting requirements and prohibit certain business practices deemed to be abusive.

State statutes typically provide state regulatory agencies with significant powers to interpret, administer, and enforce the laws relating to the purchase of life insurance policies. Under statutory authority, state regulators have broad discretionary power and may impose new licensing requirements, interpret or enforce existing regulatory requirements in different ways or issue new administrative rules. State regulators may also impose rules that are generally adverse to our industry. Because the life insurance secondary market is relatively new and because of the history of certain abuses in the industry, we believe it is likely that state regulation will increase and grow more complex during the foreseeable future. We cannot, however, predict what any new regulation would specifically involve.

Any adverse change in present laws or regulations, or their interpretation, in one or more states in which we operate (or an aggregation of states in which we conduct a significant amount of business) could result in our curtailment or termination of operations in such jurisdictions, or cause us to modify our operations in a way that adversely affects our profitability. Any such action could have a corresponding material and negative impact on our results of operations and financial condition, primarily through material decrease in revenues, and could also negatively affect our general business prospects.

If federal regulators or courts conclude that the purchase of life insurance in the secondary market constitutes, in all cases, a transaction in securities, we could be in violation of existing covenants under our revolving credit facility, which could result in significantly diminished access to capital. We could also face increased operational expenses. The materialization of any of these risks could adversely affect our operating results and possibly threaten the viability of our business.

The SEC has, on occasion, attempted to regulate the purchase of non-variable universal life insurance policies as transactions in securities under federal or state securities laws. In July 2010, the SEC issued a Staff Report of its Life Settlement Task Force. In that report, the Staff recommended that certain types of purchased insurance policies be classified as securities. The SEC has not taken any position on the Staff Report, and there is no indication if the SEC will take any action to implement the recommendations of the Staff Report. In addition, there have been several federal court cases in which transactions involving the purchase and fractionalization of life insurance contracts have been held to be transactions in securities under the federal Securities Act of 1933. We believe that the matters discussed in the Staff Report and existing case law, do not impact our current business model since our purchases of life settlements are distinguishable from those cases that have been held by courts, and advocated by the Staff Report, to be transactions in securities. For example, neither we nor any of our affiliates are involved in the fractionalization of life insurance policies, and we presently do not purchase variable life insurance policies.

As a practical matter, the widespread application of federal securities laws to our purchases of life insurance policies, either through the expansion of the definition of what constitutes a “security,” the expansion of the types of transactions in life insurance policies that would constitute transactions in “securities,” or the elimination or limitation of available exemptions and exceptions (whether by statutory change, regulatory change, or administrative or court interpretation) could burden us and other companies operating in the life insurance secondary market through the imposition of additional processes in the purchase of life insurance policies or the imposition of additional corporate governance and operational requirements through the application of the federal Investment Company Act of 1940. Any such burdens could be material. In particular, we might be placed in a position where we might be in violation of existing covenants under our revolving credit facility requiring us not to operate or be characterized as an “investment company” under the Investment Company Act of 1940, which could in the short or long term affect our liquidity and increase our cost of capital and operational expenses, all of which would adversely affect our operating results. It is possible that such an outcome could threaten the viability of our business and our ability to satisfy our obligations as they come due.

Being a public company results in additional expenses and diverts management’s attention, and could also adversely affect our ability to attract and retain qualified officers and directors.

We have been a public reporting company since January 31, 2012. As a public reporting company, we are subject to the reporting requirements of the Securities Exchange Act of 1934. These requirements generate significant accounting, legal, and financial compliance costs, and make some activities more difficult, time consuming or costly, and may place significant strain on our personnel and resources. The Securities Exchange Act of 1934 requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to establish the requisite disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required.

As a result, management’s attention may be diverted from other business concerns, which could have an adverse and even material effect on our business, financial condition, and results of operations. These rules and regulations may also make it more difficult and expensive for us to obtain director and officer liability insurance. If we are unable to obtain appropriate director and officer insurance, our ability to recruit and retain qualified officers and directors, especially those directors who may be deemed independent, could be adversely impacted.

Our business and prospects may be adversely affected by changes, lack of growth, or increased competition in the life insurance secondary market.

The growth of the life insurance policy secondary market and our expansion within the market may be negatively affected by a variety of factors beyond our control, including:

●	the inability to locate sufficient numbers of life insurance policy sellers and agents to source life sellers;

●	the inability to convince life insurance policy owners of the benefits of selling their life insurance policy;

●	competition from other companies in the life insurance secondary market;

●	negative publicity about the life insurance secondary market based on actual or perceived abuses; and

●	the adoption of additional governmental regulation.

The relatively new and evolving nature of the market in which we operate makes these risks unique and difficult to quantify. Nevertheless, contractions in the secondary market for life insurance policies, whether resulting from general economic conditions, regulatory or legal pressures, or otherwise (including regulatory pressures exerted on us or others involved in the secondary market for life insurance or involved with participants in that market), could make participation in the market generally less desirable. This could, in turn, depress the prices at which life insurance policies on the secondary market are bought and sold. As indicated elsewhere in this report, decreases in the value of life insurance policies on the secondary market could negatively affect our results of operations and our financial condition since the value of our policy portfolio is marked to market on a quarterly basis.

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

The expected internal rate of return we calculate we will earn when purchasing a life insurance policy is based upon a probability curve estimate of how long the insured will live—an actuarial life expectancy estimate. We presently obtain actuarial life expectancy estimates from third-party medical-actuarial underwriting companies. In the case of small face policies, which we currently define as life insurance policies with $1.0 million or less in face value of policy benefits, we may choose not to obtain life expectancies from third-party medical-actuarial firms, but rather use standard mortality tables to develop our own life expectancy of an insured. All actuarial life expectancies are subject to interpretation and change based on evolving medical technology, actuarial data, and analytical techniques. Any increase in the actuarial life expectancy estimates of insureds within our portfolio could have a materially adverse effect on our operating results and cash flow. Adverse impacts on the value of our life insurance policy portfolio or our cash flow could in turn impair the value of the collateral we have pledged to our creditors and our ability to service our debt and obligations as they come due.

For example, on January 22, 2013, 21st Services, an independent provider of life expectancy analysis and related services for the life settlement industry in general, announced advancements in its underwriting methodology, resulting in revised life expectancy mortality tables for life settlement transactions. These revised actuarial calculations had an adverse effect on the valuation of portfolio at December 31, 2012. It is possible that the life expectancies we presently use will again change in the future or that the life expectancy assumptions will fail substantially to meet actuarial estimates, and that any such failure could have a materially adverse effect on our business.

On September 15, 2014, 21st Services announced further changes to its mortality tables primarily for insureds age 90 and older, as well as updated adjustment factors designed to better underwrite seniors with multiple impairments. Although these changes represent small portions of 21st Services’ historical underwritings and were not material to the Company’s portfolio of life insurance policies, we expect medical-actuarial underwriting firms to continue improving and refining their underwriting methodology. As a result, we will continue to monitor developments in medical-actuarial methodologies. We generally expect to incorporate such changes to our portfolio when we update our life expectancy reports.

In addition to actuarial life expectancies, we rely on pricing and premium forecasting software models developed by third-party actuarial companies for the valuation of policies we purchase, future mortality revenues, and the calculation of anticipated internal rates of return. These pricing models forecast the estimated future premiums due as well the future mortalities based on the survival probabilities of the insureds over their life expectancies. It is possible that the actuarial tables we presently use will again change the future or that the mortality assumptions will fail substantially to meet actuarial estimates, and that any such failure could have a materially adverse effect on our business.

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

If we assume we will receive cash inflows from policies sooner than we actually do, we may not be able to make payment on our debt obligations in a timely manner, or at all. Moreover, a significant medical discovery or advance that results in mortality improvements among seniors, above historically predicted actuarial rates could have a material adverse effect on our life insurance policy investments.

For example, we use a modeling method for projecting cash flows known as the “probabilistic method.” This is an actuarial method that uses a mortality curve to project the likely flow of policy benefits to us, and attempts to reflect the probability that each premium must be paid. Since we have owned our current insurance policy portfolio we have in fact experienced fewer cash flows from policy benefits than projected in the early stages of ownership of our current life insurance policy portfolio using this method. We had expected to receive approximately $108.7 million cumulative policy benefits as of December 31, 2014, and in fact received $46.6 million. This has resulted in greater than expected premium payments, increasing such expected payments from an expected $79.7 million to $84.2 million. Barring significant mortality improvements (i.e., medical discoveries or advancements relating to the medical conditions of insureds), however, the fact that actual results have differed from the expectations derived from the probabilistic method of projecting cash flows should ordinarily result in greater cash flows later in the portfolio’s servicing period.

We update and revise our projected future cash flows each month using the probabilistic method to reflect the actual experience within our life insurance policy portfolio to date. We use the current future cash flow projection to generate our expected internal rate of return on the life insurance policy portfolio we own. We would expect to change our method of calculating our future cash flows only if leading actuarial firms determined that such a methodology was no longer the most appropriate means of projecting cash flows from a life insurance policy portfolio. Any change to the pricing model, methodology, premium forecasting assumptions, cash flow projections, or the mortality assumptions accompanied therewith that increase the projected cost of insurance premiums or decrease the probability of mortality could have a material and adverse impact on our results of operations and cash flows. Ultimately, this could adversely affect our ability to meet our debt service and repayment obligations and our viability.

Risks Unique to Our Company

We may not be able to raise the capital that we are seeking, and may be unable to meet our overall business objectives of growing a larger, more statistically diverse portfolio of life insurance policies without the proceeds from our continuous offering of L Bonds.

Our offering of L Bonds has been the principal means by which we have raised the funds needed to meet our goal of growing a larger and more statistically diverse portfolio that is more likely to meet our cash flow projections. While we plan to continue financing our business, if we are unable to continue to do so for any reason we may be unable to meet our goal. In addition, if holders of our Series I Secured Notes or L Bonds were to fail to renew those securities with the frequency we have historically experienced, and actual cash flows from our portfolio of life insurance policies do not occur as our actuarial projections have forecasted, we could be forced to sell our investments in life insurance policies in order to service or satisfy our debt-related obligations. If we are forced to sell investments in life insurance policies or our entire portfolio, we may be unable to sell them at prices we believe are appropriate, and may not be able to sell them at prices that approximate the discount rate we have applied to value our portfolio, particularly if our sale of policies occurs at a time when we are (or are perceived to be) in distress. In any such event, our business and the value of our securities, including our debt securities and common stock, may be materially and adversely impacted.

We depend upon cash distributions from our subsidiaries, and contractual restrictions on distributions to us or adverse events at one of our operating subsidiaries could materially and adversely affect our ability to pay our debts and to continue to operate our business.

GWG Holdings, Inc. is a holding company. As a holding company, we conduct our operations through our operating subsidiaries, and our only significant assets are the capital stock of our subsidiaries. Accordingly, our ability to meet our cash obligations, including our obligations under the L Bonds, depends in material part upon the ability of our subsidiaries to make cash distributions to us. In this regard, the ability of our subsidiaries to make distributions to us is, and will continue to be, restricted by certain negative covenants in the agreement governing our revolving credit facility. DLP Funding II is the borrower under our revolving credit facility (see note 5 to our consolidated financial statements). The significant majority of the insurance policies we own are subject to a collateral arrangement with the agent for our revolving credit lender, as described in note 2 to our consolidated financial statements. Under this arrangement, collection and escrow accounts are used to fund purchases of and premiums for our insurance policies and to pay interest and other charges under the revolving credit facility. The lender and its agent must authorize all disbursements from these accounts, including any distributions to GWG Life. Distributions are limited to an amount that would result in the borrowers (us) realizing an annualized rate of return on the equity funded amount for such assets of not more than 18%, as determined by the agent. After such amount is reached, the credit agreement requires that excess funds be used to fund repayments or a reserve account in a certain amount, before any additional distributions may be made.

If any of the above limitations were to materially impede the flow of cash to us, such fact would materially and adversely affect our ability to service and repay our debt, including obligations under the L Bonds and Series I Secured Notes. In addition, any adverse event at the subsidiary level, such as a declaration of bankruptcy, liquidation or reorganization or an event of default under our revolving credit facility, could materially and adversely affect the ability of our subsidiaries to make cash distributions to us. Just as with a material contractual impediment to cash flow, any such subsidiary corporate event would materially and adversely affect our ability to service and repay our debt, including obligations under the L Bonds, and negatively impact our ability to continue operations.

If a significant number of holders of our Series I Secured Notes and L Bonds demand repayment of those instruments instead of renewing them, and at such time we do not have sufficient capital on hand to fund such repayment (and do not otherwise have access to sufficient capital), we may be forced to liquidate some of our life insurance assets, which could have a material and adverse impact on our results of operations and financial condition.

As of December 31, 2014 we had approximately $186.4 million of L Bonds outstanding. In addition, our direct and wholly owned subsidiary, GWG Life, had issued and outstanding approximately $28.0 million in Series I Secured Notes as of December 31, 2014. By virtue of GWG Life’s full and unconditional guarantee of obligations under the L Bonds, and other agreements contained in or made in connection with the indenture, the L Bonds are pari passu in right of payment and collateral with the Series I Secured Notes. The indenture governing the L Bonds, and the note issuance and security agreement governing the Series I Secured Notes, each provide for cross defaults upon an event of default under the provisions of the other agreement (i.e., an event of default under the note issuance and security agreement will constitute an event of default under the indenture for the L Bonds, and vice-versa).

The terms of the Series I Secured Notes have renewal features. Since we first issued our Series I Secured Notes, we have experienced $133.7 million in maturities, of which $104.0 million has renewed for an additional term as of December 31, 2014. This has provided us with an aggregate renewal rate of approximately 78% for investments in our Series I Secured Notes. The terms of the L Bonds also have renewal features. Since we first issued our L Bonds, we have experienced $62.3 million in maturities, of which $41.4 million has renewed for an additional term as of December 31, 2014. This has provided us with an aggregate renewal rate of approximately 66% for investments in the currently outstanding L Bonds. Future contractual maturities of Series I Secured Notes and L Bonds at December 31, 2014 are as follows:

Years Ending December 31,	Series I Secured Notes	L Bonds	Total
2015	$13,887,000	$63,375,000	$77,262,000
2016	8,242,000	50,270,000	58,512,000
2017	4,713,000	29,546,000	34,259,000
2018	754,000	13,551,000	14,305,000
2019	347,000	14,262,000	14,609,000
Thereafter	104,000	15,373,000	15,477,000
	$28,047,000	$186,377,000	$214,424,000

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

We intend to hold our life insurance policy investments until they are paid out at the mortality of the insured. As a result, we measure our debt coverage ratio based on the portfolio’s gross expected yield against the interest cost of our total debt obligations to finance the portfolio. The debt coverage ratio, expressed as a percentage, is defined as the ratio of (i) total amounts outstanding on any indebtedness for borrowed money, over (ii) the net present asset value of all life insurance assets we own, plus any cash held in our accounts. For this purpose, the net present asset value of our life insurance assets is calculated as the present value of the life insurance portfolio’s expected future cash flows discounted at the weighted-average interest rate of the indebtedness for the previous month. Under the indenture, the maximum amount of such securities we may issue at any time is limited to an amount such that our debt coverage ratio does not exceed 90%. This limitation is designed to provide some comfort to holders of our debt that the value of our assets exceeds our obligations to those holders. Nevertheless, the debt coverage ratio (as calculated) is not based on the fair value of our life insurance assets, which may be different — greater or less—than the amount we would receive if we were forced to sell those assets in the marketplace. Furthermore, mere compliance with the debt coverage ratio does not contemplate or account for the significant transactional costs that could be associated with a sale of all or any significant portion of our portfolio.

Our controlling stockholders and principal executives are involved in litigation “clawback” claims, and it is possible that the trustee may assert claims against our company or that other adverse outcomes could negatively affect the Company.

Our Chief Executive Officer, Jon R. Sabes, and our corporate secretary and Executive Vice President of Originations and Servicing, Steven F. Sabes, who together beneficially own or control approximately 74.8% of our common stock, are subject to litigation relating to claims by a bankruptcy trustee for loan payments made to an affiliate, Opportunity Finance, LLC. The litigation stems from the 2010 conviction of an individual operating a fraudulent business, which business filed for bankruptcy in 2008. The bankruptcy trustee alleges that loan repayments to Opportunity Finance were avoidable transfers under preference or other legal theories and seeks to recover amounts for other creditors of the bankruptcy estate. Case No. 08-45257 (U.S. Bankruptcy Court District of Minnesota). Such payments may ultimately be deemed to be avoidable transfers under preference or other legal theories. In addition, GWG Holdings invested $1.0 million in Opportunity Finance, LLC in 2006 and was repaid and received $176,948 of interest income from that investment in 2007.  To date no claim has been made against the Company.

While we believe there are numerous meritorious defenses to the claims made by the bankruptcy trustee and others, and we are advised that the defendants in that action will vigorously defend against the trustee’s claims, such defendants may not prevail in the litigation. If the bankruptcy trustee or a successful private plaintiff sought to sell or transfer the equity interests of Jon R. Sabes or Steven F. Sabes as a result of the litigation, there could be a change in control of the Company, and our business together with all of our investors, including investors in our debentures, could be materially and adversely impacted. Such adverse results would likely arise in connection with negative change-in-control covenants contained in our revolving credit facility agreements, the breach of those covenants and an ensuing event of default under such facility. In addition, if the bankruptcy trustee or a private plaintiff sought to sell or transfer the equity interests of Jon R. Sabes or Steven F. Sabes as a result of the litigation, such transfers would adversely affect holders of our previously issued L Bonds by reducing the number of shares of common stock of GWG Holdings that have been pledged as collateral security for our obligations under the debentures. Finally, regardless of the outcome of this litigation, these matters may distract management and reduce the time and attention that they are able to devote to our business.

The loss of the services of our current executives or other key employees, or the failure to attract additional key individuals, would materially adversely affect our business operations and prospects.

Our financial success is dependent to a significant degree upon the efforts of our current executive officers and other key employees. In addition, our revolving credit facility requires Messrs. Jon R. Sabes and Steven F. Sabes to generally remain active within the business. We have entered into employment agreements with Messrs. Jon R. Sabes, Steven F. Sabes, Paul A. Siegert, William B. Acheson, Michael D. Freedman and Jon L. Gangelhoff. Nevertheless, there can be no assurance that these individuals will continue to provide services to us. A voluntary or involuntary termination of employment could have a materially adverse effect on our business operations if we were not able to attract qualified replacements in a timely manner. At present, we do not maintain key-man life insurance policies for any of these individuals. In addition, our success and viability is also dependent to a significant extent upon our ability to attract and retain qualified personnel in all areas of our business, especially our sales, policy acquisition, and financial management team. If we were to lose the members of these service teams, we would need to replace them with qualified individuals in a timely manner or our business operations and prospects could be adversely impacted.

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

As a public reporting company with less than $1.0 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of certain reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. In particular, as an emerging growth company we:

●	are not required to obtain an attestation and report from our auditors on our management’s assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;

●	are not required to provide a detailed narrative disclosure discussing our compensation principles, objectives and elements and analyzing how those elements fit with our principles and objectives (commonly referred to as “compensation discussion and analysis”);

●	are not required to obtain a non-binding advisory vote from our stockholders on executive compensation or golden parachute arrangements (commonly referred to as the “say-on-pay,” “say-on-frequency” and “say-on-golden-parachute” votes);

●	are exempt from certain executive compensation disclosure provisions requiring a pay-for-performance graph and CEO pay ratio disclosure;

●	may present only two years of audited financial statements and only two years of related Management’s Discussion & Analysis of Financial Condition and Results of Operations, or MD&A; and

●	are eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act.

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

We cannot predict if investors will find our securities less attractive due to our reliance on these exemptions. If investors were to find our securities less attractive as a result of our election, we may have difficulty raising all of the proceeds we seek in our continuous offering of the L Bonds. In addition, the market price of our common stock may suffer.

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

On September 24, 2014, we consummated an initial public offering of our common stock which resulted in the sale of 800,000 shares of common stock at $12.50 per share. The sale resulted in net proceeds of approximately $8.6 million after the deduction of underwriting commissions, discounts, and expense reimbursements. In connection with this offering, our common stock was listed on The NASDAQ Capital Market under the ticker symbol “GWGH” effective September 25, 2014. We used the net proceeds from the offering to promote and advertise the opportunities for consumers owning life insurance and investors to profit from participating in the secondary market for life insurance policies, to purchase additional life insurance policies in the secondary market, to pay premiums on our life insurance policy assets, to fund its portfolio operations, and for working capital purposes.

The following table shows the high and low sales for our common stock for the periods indicated, as reported by NASDAQ:

Quarter Ended	High	Low
September 30, 2014	$17.47	$10.25
December 31, 2014	$10.25	$6.05

As of March 13, 2015 we had 133 holders of record of our common stock.

Our Form S-1 registration statement relating to our public offer and sale of “Renewable Secured Debentures” (File Nos. 333-174887 and 333-174887-01) was declared effective by the SEC on January 31, 2012, and our offering of those securities commenced on such date. The debentures – since renamed “L Bonds” – are secured in part by a guarantee from our subsidiary GWG Life and an associated grant of a security interest in substantially all of the assets of GWG Life, which guarantee was also registered as a security under the referenced registration statement. Arque Capital Ltd. served as our managing broker-dealer and underwriter for the offering.

The registration statement covered up to $250 million in principal amount of securities. From January 31, 2012 through December 31, 2014, we sold a total of $207,266,000 in principal amount of securities, and incurred associated underwriting commissions, and expenses paid or payable to underwriters in the amount of $11,535,000 of which $5,653,000 was amortized. As of December 31, 2014 we had $186,377,000 of those previously issued L Bonds outstanding plus $2,288,000 of subscriptions in process, less unamortized selling costs of $5,882,000, resulting in aggregate net proceeds of $182,783,000. None of the payments for offering expenses were directly or indirectly made to our directors or officers (or their associates), our affiliates, or to persons owning 10% or more of any class of our equity securities.

We used the net proceeds from the offering to acquire additional life insurance policies, as indicated below under the "Use of Proceeds" caption in the "Management's Discussion and Analysis of Financial Condition and Results of Operation" section of this report (Item 7). No net proceeds were used for direct or indirect payments to our directors or officers (or their associates), our affiliates, or to persons owning 10% or more of any class of our equity securities.

Unregistered Sales of Securities

In 2014 and 2013, our wholly owned subsidiary, GWG Life, sold $160,000 and $196,000, respectively, in principal amount of Series I Secured Notes in consideration of reinvested interest and commissions payable on account of earlier issued notes. GWG Holdings is a guarantor of GWG Life’s obligations under the Series I Secured Notes. The notes were offered and sold solely to accredited investors pursuant to a private placement exemption under Section 4(a)(2) of the Securities Act of 1933, and Regulation D/Rule 506 thereunder. Arque Capital Ltd. was the managing broker-dealer for the offering of the notes.

In 2014 and 2013, we issued 110,584 and 82,606 shares, respectively, of Series A Preferred Stock as in-kind dividends payable on account of the preferred stock. The preferred stock was issued solely to accredited investors in a private placement under Section 4(a)(2) of the Securities Act of 1933, and Regulation D/Rule 506 thereunder.

ITEM 6.        SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with the consolidated financial statements and accompanying notes and the information contained in other sections of this report. This discussion and analysis is based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The statements in this discussion and analysis concerning expectations regarding our future performance, liquidity and capital resources, as well as other non- historical statements, are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. Our actual results could differ materially from those suggested or implied by any forward-looking statements. Please see the “Risk Relating to Forward-Looking Statements” section of this form.

Overview

We are engaged in the emerging secondary market for life insurance policies. We acquire life insurance policies in the secondary market from policy owners desiring to sell their policies at a discount to the face value of the insurance benefit. Once we purchase a policy, we continue paying the policy premiums in order to ultimately collect the face value of the insurance benefit. We generally seek to hold the individual policies to maturity, in order to ultimately collect the policy’s face value upon the insured’s mortality. Our strategy is to build a profitable and large portfolio of policies that is diversified in terms of insurance carriers and the medical conditions of insureds. We believe that diversification among insureds, insurers, and medical conditions will lower our overall risk exposure, and that a larger number of individual policies (diversification in overall number) will provide our portfolio with greater actuarial stability.

In 2014, we recognized $13.9 million of revenue from the receipt of $18.0 million in policy benefits. In addition, we recognized revenue from the change in fair value of our life insurance policies, net of premiums and carrying costs, of $16.5 million. In 2014, interest expense, including amortization of the deferred financing costs and preferred stock dividends, was $26.7 million, and selling, general and administrative expenses were $12.1 million. Income tax benefit in 2014 was $2.4 million. Our net loss in 2014 was $6.0 million.

In 2013, we recognized $12.0 million of revenue from the receipt of $16.6 million in policy benefits. In addition, we recognized revenue from the change in fair value of our life insurance policies, net of premiums and carrying costs, of $17.5 million. In 2013, interest expense, including amortization of the deferred financing costs and preferred stock dividends, was $20.8 million, and selling, general and administrative expenses were $10.3 million. Income tax expense in 2013 was $2.2 million. Our net loss in 2013 was $0.2 million.

To date, we have financed our business principally through the issuance of debt, including debt incurred by our subsidiary DLP Funding II under a senior revolving credit facility provided by Autobahn/DZ Bank, Series I Secured Notes issued by our subsidiary GWG Life and our registered public offerings of L Bonds. See the “Liquidity and Capital Resources” caption below.

Critical Accounting Policies

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with the Generally Accepted Accounting Principles (GAAP) requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our judgments, estimates, and assumptions on historical experience and on various other factors believed to be reasonable under the circumstances. Actual results could differ materially from these estimates. We evaluate our judgments, estimates, and assumptions on a regular basis and make changes accordingly. We believe that the judgments, estimates, and assumptions involved in the accounting for the valuation of investments in life insurance policies have the greatest potential impact on our consolidated financial statements and accordingly believe these to be our critical accounting estimates. Below we discuss the critical accounting policies associated with these estimates as well as certain other critical accounting policies.

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

In determining life expectancy estimates, we generally use actuarial medical reviews from independent medical underwriters. These medical underwriters evaluate the health of the insured by reviewing historical and current medical records. This evaluation is performed to produce an estimate of the insured’s mortality—a life expectancy report. In the case of a small face policy ($1.0 million face value of policy benefits or less), we may use one life expectancy report or estimate life expectancy based on a modified methodology which does not use actuarial medical reviews from independent medical underwriters. The life expectancy estimate represents a range of probabilities for the insured’s mortality against a group of cohorts with the same age, sex and smoking status. These mortality probabilities represent a mathematical curve known as a mortality curve, which is then used to generate a series of expected cash flows from the life insurance policy over the expected lifespan of the insured. A discount rate is used to calculate the net present value of the expected cash flows. The discount rate represents the internal rate of return we expect to earn on investments in a policy or in the portfolio as a whole at the stated fair value. The discount rate used to calculate fair value of our portfolio incorporates the guidance provided by ASC 820, Fair Value Measurements and Disclosures. Many of our current underwriting review processes, including our policy of obtaining actuarial medical reviews from independent medical underwriters as described above, are undertaken in satisfaction of obligations under our revolving credit facility. As a result, we may in the future modify our underwriting review processes if permitted under our borrowing arrangements.

The table below provides the discount rate used to estimate the fair value of our portfolio of life insurance policies for the period ending:

December 31, 2014	December 31, 2013
11.43%	11.69%

The change in the discount rate incorporates current information about discount rates applied by other reporting companies owning portfolios of life insurance policies, discount rates observed by us in the life insurance secondary market, market interest rates, the credit exposure to the issuing insurance companies, and our estimate of the risk premium a purchaser would require to receive the future cash flows derived from our portfolio of life insurance policies. Because we use the discount rate to arrive at the fair value of our portfolio, the rate we choose necessarily assumes an orderly and arms-length transaction (i.e., a non-distressed transaction in which neither seller nor buyer is compelled to engage in the transaction).

We engaged a third party, Model Actuarial Pricing Systems (MAPS), to prepare a third-party valuation of our life settlement portfolio. MAPS owns and maintains the portfolio pricing software we use. MAPS processed policy data, future premium data, life expectancy estimate data, and other actuarial information we supplied to calculate a net present value for our portfolio using the specified discount rate of 11.43%. MAPS independently calculated the net present value of our portfolio of 291 policies to be $282.9 million, which is the same fair value estimate we used on the balance sheet as of December 31, 2014, and furnished us with a letter documenting its calculation. A copy of such letter is filed as Exhibit 99.1 to this report.

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

We have provided a valuation allowance against the deferred tax asset related to a note receivable, which has been charged-off for financial reporting purposes, because we believe that, when realized for tax purposes, it will result in a capital loss that will not be utilized because we have no expectation of generating a capital gain within the applicable carryforward period. Therefore, we do not believe that it is more likely than not that the deferred tax asset will be realized.

We have also provided a valuation allowance against the deferred tax asset related to a tax basis capital loss generated with respect to our settlement and subsequent disposal of an earlier investment in Athena Structured Funds PLC (see “Notes to Consolidated Financial Statements” Note 9). As we have no expectation of generating capital gains with the applicable carry-forward period, we do not believe that it is more likely than not that the deferred asset will be realized.

A valuation allowance is required to be recognized to reduce deferred tax assets to an amount that is more likely than not to be realized. Realization of deferred tax assets depends upon having sufficient past or future taxable income in periods to which the deductible temporary differences are expected to be recovered or within any applicable carryback or carryforward periods. We believe that it is more likely than not that we will be able to realize all of our deferred tax assets other than those which are expected to result in a capital loss.

Deferred Financing and Issuance Costs

Financing costs incurred to obtain financing under the revolving credit facility have been capitalized and are amortized using the straight-line method over the term of the revolving credit facility. The Series I Secured Note obligations are reported net of issuance costs, sales commissions, and other direct expenses, which are amortized using the interest method over the term of each respective borrowing. The L Bonds are reported net of issuance costs, sales commissions, and other direct expenses, which are amortized using the interest method over the term of each respective borrowing. The Series A Preferred Stock is reported net of issuance costs, sales commissions, including the fair value of warrants issued, and other direct expenses, which are amortized using the interest method as interest expense over a three-year redemption period. As of December 31, 2014 these costs have been fully amortized.

Risk Relating to Forward-Looking Statements

Certain matters discussed in this section of this report, and elsewhere in this report, are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Nevertheless, these forward-looking statements are subject to risks, uncertainties and assumptions about our operations and the investments we make, including, among other things, factors discussed in the “Risk Factors” section of this report and the following:

●	changes in the secondary market for life insurance;
●	our limited operating history;
●	the valuation of assets reflected on our financial statements;
●	the reliability of assumptions underlying our actuarial models;
●	our reliance on debt financing;
●	risks relating to the validity and enforceability of the life insurance policies we purchase;
●	our reliance on information provided and obtained by third parties;
●	federal, state and FINRA regulatory matters;
●	competition in the secondary market of life insurance;
●	the relative illiquidity of life insurance policies;
●	our ability to satisfy our debt obligations if we were to sell our entire portfolio of life insurance policies;
●	life insurance company credit exposure;

●	general economic outlook, including prevailing interest rates;
●	performance of our investments in life insurance policies;
●	financing requirements;
●	litigation risks; and
●	restrictive covenants contained in borrowing agreements.

Forward-looking statements can generally be identified by the use of words like “believes,” “could,” “possibly,” “probably,” “anticipates,” “estimates,” “projects,” “expects,” “may,” “will,” “should,” “seek,” “intend,” “plan,” “expect” or “consider,” or the negative of these expressions or other variations, or by discussions of strategy that involve risks and uncertainties. All forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. We caution you that the forward-looking statements in this report are only estimates and predictions, or statements of current intent. Actual results or outcome or actions that we ultimately undertake, could differ materially from those anticipated in the forward-looking statements due to risks, uncertainties or actual events differing from the assumptions underlying these statements.

Principal Revenue and Expense Items

We earn revenues from the following three primary sources.

●	Policy Benefits Realized. We recognize the difference between the face value of the benefits and carrying values of the policy when an insured event has occurred and determine that settlement and collection of the policy benefits is realizable and reasonably assured. Revenue from a transaction must meet both criteria in order to be recognized. We generally collect the face value of the life insurance policy from the insurance company within 45 days of the insured’s mortality.

●	Change in Fair Value of Life Insurance Policies. We have elected to carry our investments in life insurance policies at fair value in accordance with ASC 325-30, Investments in Life Insurance Contracts. Accordingly, we value our investments in our portfolio of life insurance policies each reporting period in accordance with the fair value principles discussed herein, which includes the expected payment of premiums for future periods.

●	Sale of a Life Insurance Policy or a Portfolio of Life Insurance Policies. In an event of a sale of a policy, we recognize gain or loss as the difference between the price and the carrying value of the policy on the date of the receipt of payment on such sale.

Our main components of expense are summarized below.

●	Selling, General and Administrative Expenses. We recognize and record expenses incurred in our business operations, including operations related to the purchasing and servicing of life insurance policies. These expenses include professional fees, salaries, and sales and marketing expenditures.

●	Interest Expense. We recognize and record interest expenses associated with the costs of financing our life insurance portfolio for the current period. These expenses include interest paid to our senior lender under our revolving credit facility, as well as all interest paid on our debentures and other outstanding indebtedness such as our subsidiary Secured Notes and dividends on convertible, redeemable preferred stock. When we issue long-term indebtedness, we amortize the issuance costs associated with such indebtedness over the outstanding term of the financing, and classify it as interest expense.

Results of Operations — 2014 Compared to 2013

The following is our analysis of the results of operations for the periods indicated below. This analysis should be read in conjunction with our consolidated financial statements and related notes.

Revenue.	Years Ended December 31,
	2014	2013
Revenue recognized from the receipt of policy benefits	$13,864,000	$12,036,000
Revenue recognized from the change in fair value of life insurance policies, net of premiums and carrying costs	16,552,000	17,478,000
Gain on life settlements, net	$30,416,000	$29,514,000
The change in fair value related to new policies acquired during the year	$8,502,000	$27,475,000

The change in the discount rate incorporates current information about discount rates applied by other reporting companies owning portfolios of life insurance policies, discount rates observed by us in the life insurance secondary market, market interest rates, the credit exposure to the issuing insurance companies and our estimate of the risk premium a purchaser would require to receive the future cash flows derived from our portfolio of life insurance policies. Because we use the discount rate to arrive at the fair value of our portfolio, the rate we choose necessarily assumes an orderly and arms-length transaction (i.e., a non-distressed transaction in which neither seller nor buyer is compelled to engage in the transaction). The discount rate applied to estimate the fair value of the portfolio of life insurance policies we own was 11.43% as of December 31, 2014, compared to 11.69% for the same date in 2013. The decrease in discount rate was due to both an increase in the size of our portfolio and the diversity of policies held in our portfolio of life insurance policies that resulted in a lower anticipated risk premium to a potential buyer. The carrying value of policies acquired during each quarterly reporting period are adjusted to their current fair value using the fair value discount rate applied to the entire portfolio as of that reporting date.

Expenses. Interest expense, including amortization of the deferred financing costs as well as preferred stock dividends, was $26.7 million during 2014 compared to $20.8 million during 2013, an increase of $5.9 million. $4.4 million of the increase was due to increased average debt outstanding and $1.5 million of the increase was due to increased issuance costs being amortized during 2014. Selling, general, and administrative expenses were $12.1 million, and $10.3 million for 2014 and 2013, respectively; an increase of $1.8 million. We employed more staff and hired additional members to our Business Development and executive teams in 2014. Our regular compensation and benefit expenses were higher in 2014 than they were in 2013. However, our total employee compensation and benefit expenses decreased by $0.1 million due to an $0.8 million one-time bonus paid in 2013 to the original members equal to the tax effect on them as a result of the conversion from an LLC to a corporation. Legal and professional expenses went up by $0.6 million due to increased compliance work. Marketing, recruiting and other expenses went up by $1.3 million due to the implementation of a direct marketing campaign, increased activity related to our public offering of L-Bonds and increased expenses from the build out of our Business Development and executive teams.

Income Tax Expense. In 2014, the Company realized income tax benefits of $2.4 million. In 2013, we recorded an income tax expense of $2.2 million. The effective tax rate for the 12 months ended December 31, 2014 and 2013, was 28.7% and 109.8%, respectively, compared to a statutory rate of 43%. In 2014 and 2013, there were significant permanent differences between income before income taxes and taxable income. The primary permanent difference between our effective tax rate and the statutory federal rate are the accrual of preferred stock dividend expense, state income taxes, and other non-deductible expenses. The dividends charged to interest expense were $2.4 million and $2.5 million in 2014 and 2013, respectively.

	Year Ended		Year Ended
	December 31, 2014		December 31, 2013
Statutory federal income tax (benefit)	$(2,844,000)	34.0%	$673,000	34.0%
State income taxes, net of federal benefit	(374,000)	4.5%	298,000	15.1%
Series A Preferred Stock dividends	826,000	(9.9)%	860,000	43.4%
Other permanent and temporary differences	(10,000)	0.1%	343,000	17.3%
Total income tax expense (benefit)	$(2,402,000)	28.7%	$2,174,000	109.8%

The most significant temporary differences between GAAP net income and taxable net income are the treatment of interest costs with respect to the acquisition of the life insurance policies and revenue recognition with respect to the mark-to-market of life insurance portfolio.

Liquidity and Capital Resources

We finance our business through a combination of policy benefit revenues, origination fees, equity offerings, debt offerings, and a credit facility. We have used our debt offerings and credit facility primarily for policy acquisition, policy servicing, and portfolio related financing expenditures. We charge an intercompany origination fee in the amount of one to four percent of the face value of a life insurance policy’s benefit when we acquire the related life insurance policy. The origination fee we charge is included in the total purchase price we pay for a life insurance policy for purposes of our valuation and expected internal rate of return calculations, but is not netted against the purchase price we pay to a seller of an insurance policy. We generated cash flows of $1.6 million and $3.7 million from origination fees in 2014 and 2013, respectively. Profits from intercompany origination fees for life insurance policies retained by the Company are eliminated from our consolidated statements of operations. As such, the origination fees collected under our life insurance policy financing arrangements are reflected in our consolidated statements of cash flows as cash flows from financing activities as they are received from borrowings used to finance the acquisition of life insurance policies. Our revolving bank line allows DLP II to borrow the funds necessary to pay origination fees to GWG Life. Our borrowing agreements allow us to use net proceeds of the L Bonds for policy acquisition, which includes origination fees. If the policy acquisition is not financed, no fees are included in the consolidated cash flows. See “Cash Flows” below for further information. We determine the value of life insurance policies in accordance with ASC 325-30, Investments in Insurance Contracts, using the fair value method. Under the fair value method, the initial investment is recorded at the transaction price. Because the origination fees are paid from a wholly owned subsidiary to the parent company, these fees are not included in the transaction price as reflected in our consolidated financial statements. For further discussion on our accounting policies for life settlements, please refer to note 1 to our consolidated financial statements.

As of December 31, 2014 and 2013, we had approximately $51.2 million and $43.2 million, respectively, in combined available cash and available borrowing base surplus capacity under our revolving credit facility for the purpose of purchasing additional life insurance policies, paying premiums on existing policies, paying portfolio servicing expenses, and paying principal and interest on our outstanding financing obligations.

In September 2012, we concluded a Series A Preferred Stock offering, having received an aggregate $24.6 million in subscriptions for our Series A preferred stock. These subscriptions consisted of $14.0 million in conversions of outstanding Series I Secured Notes and $10.6 million of new investments. We have used the proceeds from the sale of our Series A Preferred Stock to fund our operational expenditures.

In June 2011, we registered a $250.0 million debt offering of our Renewable Secured Debentures (subsequently renamed L Bonds) with the SEC. The registration became effective on January 31, 2012. Through December 31, 2014, the total amount of these L Bonds sold, including renewals, was $248.7 million. As of December 31, 2014, we had approximately $186.4 million in principal amount of L Bonds outstanding.

On September 24, 2014, we consummated an initial public offering of its common stock resulting in the sale of 800,000 shares of common stock at $12.50 per share and net proceeds of approximately $8.6 million after the deduction of underwriting commissions, discounts and expense reimbursements. We used the net proceeds from the offering to promote and advertise the opportunities for consumers owning life insurance and investors to profit from participating in the secondary market for life insurance policies, to purchase additional life insurance policies in the secondary market, to pay premiums on our life insurance policy assets, to fund our portfolio operations, and for working capital purposes.

In November 2009, our wholly owned subsidiary GWG Life commenced private placement of Series I Secured Notes to accredited investors only. This offering was closed in November 2011. As of December 31, 2014, we had approximately $28.0 million in principal amount of Series I Secured Notes outstanding.

The weighted-average interest rate of our outstanding Series I Secured Notes as of December 31, 2014 and December 31, 2013 was 8.37% and 8.35%, respectively, and the weighted average maturity at those dates was 2.01 and 2.49 years, respectively. The Series I Secured Notes have renewal features. Since we first issued our Series I Secured Notes, we have experienced $133.7 million in maturities, of which as of December 31, 2014, $104.0 million has renewed for an additional term. This has provided us with an aggregate renewal rate of approximately 78% for investments in these securities.

The weighted-average interest rate of our outstanding L Bonds as of December 31, 2014 and December 31, 2013 was 7.45% and 7.53%, respectively, and the weighted average maturity at those dates was 3.45 and 3.69 years, respectively. Our L Bonds have renewal features. Since we first issued our L Bonds, we have experienced $62.3 in maturities, of which as of December 31, 2014, $41.4 million has renewed for an additional term. This has provided us with an aggregate renewal rate of approximately 66% for investments in these securities. Future contractual maturities of Series I Secured Notes and L Bonds at December 31, 2014 are:

Years Ending December 31,	Series I Secured Notes	L Bonds	Total
2015	$13,887,000	$63,375,000	$77,262,000
2016	8,242,000	50,270,000	58,512,000
2017	4,713,000	29,546,000	34,259,000
2018	754,000	13,551,000	14,305,000
2019	347,000	14,262,000	14,609,000
Thereafter	104,000	15,373,000	15,477,000
	$28,047,000	$186,377,000	$214,424,000

The L Bonds and Series I Secured Notes are secured by all our assets, and are subordinate to our revolving credit facility with Autobahn/DZ Bank. The L Bonds and Series I Secured Notes are pari passu with respect to a security interest in our assets pursuant to an intercreditor agreement (see notes 6 and 7 to our consolidated financial statements).

We maintain a $100 million revolving credit facility with Autobahn/DZ Bank through GWG Life’s wholly owned subsidiary DLP II. As of December 31, 2014 and December 31, 2013, we had $72.2 and $79.0 million outstanding, respectively, under the revolving credit facility and maintained an available borrowing base surplus of $20.6 and $3.9 million, respectively (see note 5 to our consolidated financial statements).

We expect to meet our ongoing operational capital needs through a combination of policy benefit revenues, origination fees, and proceeds from financing transactions. We expect to meet our policy acquisition, servicing, and financing capital needs principally from the receipt of policy benefit revenues from our portfolio of life insurance policies, net proceeds from our offering of L Bonds, and from our revolving credit facility. Because we only receive origination fees when we purchase a policy, our receipt of those fees is contingent upon our consummation of policy purchases, which is, in turn, contingent upon our receipt of external funding. Despite capital market conditions that are still recovering from the credit crisis, including a prolonged credit crisis, we have demonstrated continued access to credit and financing markets. Furthermore, we expect that policy benefit payments will increase as the average age of the insureds increase and mortality events occur over time which trend we expect to experience more significantly in 2015 with steady increase until 2018. As a result of the foregoing, we estimate that our liquidity and capital resources are sufficient for our current and projected financial needs. Nevertheless, if we are unable to continue our offering of L Bonds for any reason (or if we become unsuccessful in selling L Bonds), and we are unable to obtain capital from other sources, we expect that our business would be materially and adversely affected. In addition, our business would be materially and adversely affected if we did not receive the policy benefits we forecast and if holders of our L Bonds or Series I Secured Notes failed to renew with the frequency we have historically experienced. In such a case, we could be forced to sell our investments in life insurance policies to service or satisfy our debt-related obligations and continue to pay policy premiums.

Capital expenditures have historically not been material and we do not anticipate making material capital expenditures in 2015 or beyond.

Debt Financings Summary

We had the following outstanding debt balances as of December 31, 2014:

Issuer/Borrower	Principal Amount Outstanding	Weighted Average Interest Rate
GWG Holdings, Inc. - L Bonds	$186,377,000	7.45%
GWG Life Settlements, LLC - Series I Secured Notes	28,047,000	8.37%
GWG DLP Funding II, LLC - Revolving credit facility	72,161,000	6.24%
Total	$286,585,000	7.24%

Our total credit facility and other indebtedness balance as of December 31, 2014 and December 31, 2013 was $286.6 million and $243.6 million, respectively. At December 31, 2014, the total outstanding face amount under our Series I Secured Notes outstanding was $28.0 million, less unamortized selling costs of $0.4 million, resulting in a carrying amount of $27.6 million. At December 31, 2013, the total outstanding face amount under our Series I Secured Notes outstanding was $29.7 million, less unamortized selling costs of $0.4 million, resulting in a carrying amount of $29.3 million. At December 31, 2014, the total outstanding face amount of L Bonds was $186.4 million plus $2.3 million of subscriptions in process, less unamortized selling costs of $5.9 million resulting in a carrying amount of $182.8 million. At December 31, 2013, the total outstanding face amount of L Bonds outstanding was $134.9 million plus $1.9 million of subscriptions in process, less unamortized selling costs of $5.2 million, resulting in a carrying amount of $131.6 million. At December 31, 2014, the fair value of our investments in life insurance policies of $282.8 million plus our cash balance of $30.7 million and our restricted cash balance of $4.3 million, totaled $317.8 million, representing an excess of portfolio assets over secured indebtedness of $31.2 million. At December 31, 2013, the fair value of our investments in life insurance policies of $234.7 million plus our cash balance of $33.4 million and our restricted cash balance of $5.8 million, totaled $273.9 million, representing an excess of portfolio assets over secured indebtedness of $30.3 million. At December 31, 2013 our weighted average cost of capital was approximately 7.20%. The L Bonds and Series I Secured Notes are secured by all our assets and are subordinate to our revolving credit facility with Autobahn/DZ Bank. The L Bonds and Series I Secured Notes are pari passu with respect to a security interest in our asset pursuant to an intercreditor agreement.

The following forward-looking table seeks to illustrate the impact of a hypothetical sale of our portfolio of life insurance assets at various discount rates in order to satisfy our debt obligations as of December 31, 2014. In all cases, the sale of the life insurance assets owned by DLP II will be used first to satisfy all amounts owing under the revolving credit facility with Autobahn/ DZ Bank. The net sale proceeds remaining after satisfying all obligations under the revolving credit facility would be applied to L Bonds and Series I Secured Notes on a pari passu basis.

Portfolio Discount Rate	10%	11%	12%	13%	14%	15%
Value of portfolio	$302,562,000	$288,566,000	$275,638,000	$263,672,000	$252,573,000	$242,260,000
Cash and cash equivalents	34,959,000	34,959,000	34,959,000	34,959,000	34,959,000	34,959,000
Total assets	337,521,000	323,525,000	310,597,000	298,631,000	287,532,000	277,219,000
Revolving credit facility Autobahn/DZ Bank	72,161,000	72,161,000	72,161,000	72,161,000	72,161,000	72,161,000
Net after revolving credit facility,	265,360,000	251,364,000	238,436,000	226,470,000	215,371,000	205,058,000
Series I Secured Notes and L Bonds	214,424,000	214,424,000	214,424,000	214,424,000	214,424,000	214,424,000
Net after Series I Secured Notes and L Bonds	50,936,000	36,940,000	24,012,000	12,046,000	947,000	(9,366,000)
Impairment to Series I Secured Notes and L Bonds	No impairment	No impairment	No impairment	No impairment	No impairment	Impairment

The table illustrates that our ability to fully satisfy amounts owing under the L Bonds and Series I Secured Notes would likely be impaired upon the sale of all our life insurance assets at a price equivalent to a discount rate of approximately 14.09% or higher. At December 31, 2013 the impairment occurred at discount rate of approximately 14.41% or higher. The discount rates used to calculate the fair value of our portfolio for mark-to-market accounting were 11.43% and 11.69% as of December 31, 2014 and December 31, 2013, respectively.

The table does not include any allowance for transactional fees and expenses associated with a portfolio sale (which expenses and fees could be substantial), and is provided to demonstrate how various discount rates used to value our portfolio could affect our ability to satisfy amounts owing under our debt obligations, in light of our senior secured lender’s right to priority payments. You should read the above table in conjunction with the information contained in other sections of this report, including our discussion of discount rates included under the “— Critical Accounting Policies — Valuation of Insurance Policies” caption above. This discussion and analysis is based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The forward-looking presentation above is subject to numerous risks and uncertainties. Our actual results could differ materially from those suggested or implied by the above table. Please see the caption “Risk Relating to Forward-Looking Statements” above.

Cash Flows

The payment of premiums and servicing costs to maintain life insurance policies represents our most significant requirement for cash disbursement. When a policy is purchased, we are able to calculate the minimum premium payments required to maintain the policy in-force. Over time as the insured ages, premium payments will increase; however, the probability of actually needing to pay the premiums decreases since mortality becomes more likely. These scheduled premiums and associated probabilities are factored into our expected internal rate of return and cash-flow modeling described herein. Beyond premiums, we incur policy servicing costs, including annual trustee and tracking costs, and debt servicing costs, including principal and interest payments. Until we receive a stable amount of proceeds from the policy benefits, we intend to pay these costs from our credit facility, when permitted, and through the issuance of debt securities, including the L Bonds.

The amount of payments for anticipated premiums and servicing costs that we will be required to make over the next five years to maintain our current portfolio, assuming no mortalities, is set forth in the table below.

Year	Premiums	Servicing	Premiums and Servicing
2015	$26,349,000	$349,000	$26,698,000
2016	28,857,000	349,000	29,206,000
2017	32,365,000	349,000	32,714,000
2018	35,341,000	349,000	35,690,000
2019	39,423,000	349,000	39,772,000
Total	$162,335,000	$1,745,000	$164,080,000

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

Quarter End Date	Portfolio Face Amount	12-Month Trailing Benefits Collected	12-Month Trailing Premiums Paid	12-Month Trailing Benefits/ Premium Coverage Ratio
March 31, 2012	$482,455,000	$4,203,000	$14,977,000	28.06%
June 30, 2012	489,255,000	8,703,000	15,412,000	56.47%
September 30, 2012	515,661,000	7,833,000	15,837,000	49.46%
December 31, 2012	572,245,000	7,350,000	16,597,000	44.28%
March 31, 2013	639,755,000	11,350,000	18,044,000	62.90%
June 30, 2013	650,655,000	13,450,000	19,182,000	70.11%
September 30, 2013	705,069,000	18,450,000	20,279,000	90.98%
December 31, 2013	740,648,000	16,600,000	21,733,000	76.38%
March 31, 2014	771,940,000	12,600,000	21,930,000	57.46%
June 30, 2014	784,652,000	6,300,000	22,598,000	27.88%
September 30, 2014	787,964,000	4,300,000	23,121,000	18.60%
December 31, 2014	779,099,000	18,050,000	23,265,000	77.58%

We believe that the portfolio cash flow results set forth above are consistent with our general investment thesis: that the life insurance policy benefits we receive will continue to increase over time in relation to the premiums we are required to pay on the remaining polices in the portfolio. Nevertheless, we expect that our portfolio cash flow results on a period-to-period basis will remain inconsistent until such time as we achieve our goal of acquiring a larger, more diversified portfolio of life insurance policies in order to obtain more normalized actuarial results. For example, we had expected to receive a greater amount of insurance benefits for the periods ended December 31, 2013 and December 31, 2014 than we actually experienced. As our receipt of life insurance policy benefits increase, we expect to begin servicing and paying down our outstanding indebtedness, or alternatively purchasing additional life insurance policies, from these cash flows.

The life insurance policies owned by DLP II are subject to a collateral arrangement with the agent to our revolving credit lender, as described in note 5 to the consolidated financial statements. Under this arrangement, collection and escrow accounts are used to fund purchases and premiums of the insurance policies and to pay interest and other charges under our revolving credit facility. The lender and its agent must authorize all disbursements from these accounts, including any distributions to GWG Life or Holdings. Distributions are limited to an amount that would result in the borrowers (DLP II, GWG Life, and Holdings) realizing an annualized rate of return on the equity funded amount for such assets of not more than 18%, as determined by the agent. After such amount is reached, the credit agreement requires that excess funds be used to fund repayments or a reserve account in a certain amount before any additional distributions may be made. In the future, these arrangements may restrict the cash flows available for payment of principal and interest on our debt obligations.

Use of Proceeds – Earlier Issued L Bonds

As indicated above, in June 2011, we filed a registration statement for a $250.0 million debt offering of Renewable Secured Debentures (subsequently renamed L Bonds) with the SEC, which registration statement was declared effective on January 31, 2012. Through December 31, 2014, the total amount of these L Bonds sold, including renewals, was $248.7 million. The actual use of proceeds from the sale of L Bonds from January 31, 2012 to December 31, 2014 (excluding renewals), is as follows:

Gross Offering Proceeds	$206,882,000
Net Offering Proceeds	194,840,000
Held in Short-Term Investments	30,358,000
Net Offering Proceeds Used	$164,482,000	100%
Purchase Policies	68,838,000	42%
Payment of Premiums	29,746,000	18%
Payment of Principal and Interest	48,655,000	30%
Other Expenditures	17,243,000	10%

Inflation

Changes in inflation do not necessarily correlate with changes in interest rates. We presently do not foresee any material impact of inflation on our results of operations in the periods presented in our consolidated financial statements.

Off-Balance Sheet Arrangements

Operating Lease - We entered into an office lease with U.S. Bank National Association as the landlord. The lease was effective April 22, 2012 with a term through August 31, 2015. The lease is for 11,695 square feet of office space located at 220 South Sixth Street, Minneapolis, Minnesota. We are obligated to pay base rent plus common area maintenance and a share of the building operating costs. The minimum lease payment under the lease agreement is $0.1 million in 2015.

Credit Risk

We review the credit risk associated with our portfolio of life insurance policies when estimating its fair value. In evaluating the policies’ credit risk we consider insurance company solvency, credit risk indicators, economic conditions, ongoing credit evaluations, and company positions. We attempt to manage our credit risk related to life insurance policies typically by purchasing policies issued only from companies with an investment grade credit rating by either Standard & Poor’s, Moody’s, or A.M. Best Company. As of December 31, 2014, 99.07% of our life insurance policies, by face value benefits, were issued by companies that maintained an investment grade rating (BBB or better) by Standard & Poor’s.

Interest Rate Risk

Our credit facility is floating-rate financing. In addition, our ability to offer interest rates that attract capital (including in our continuous offering of L Bonds) is generally impacted by prevailing interest rates. Furthermore, while our other indebtedness provides us with fixed-rate financing, our debt coverage ratio is calculated in relation to our total cost of financing. Therefore, fluctuations in interest rates impact our business by increasing our borrowing costs, and reducing availability under our debt financing arrangements. Furthermore, we calculate our portfolio earnings based upon the spread generated between the return on our life insurance portfolio and the cost of our financing. As a result, increases in interest rates will reduce the earnings we expect to achieve from our investments in life insurance policies.

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

GAAP-based fair value requires us to mark-to-market our investments in life insurance policies, which by its nature, is based upon Level 3 measurements that are unobservable. As a result, this accounting treatment imports financial market volatility and subjective inputs into our financial reporting. We believe this type of reporting is at odds with one of the key attractions for purchasing and owning a portfolio life insurance policies: the non-correlated nature of the returns to be derived from such policies. Therefore, in contrast to a GAAP-based fair valuation, we seek to measure the accrual of the actuarial gain occurring within the portfolio of life insurance policies at their expected internal rate of return based on statistical mortality probabilities for the insureds (using primarily the insured’s age, sex, health and smoking status). The expected internal rate of return tracks actuarial gain occurring within the policies according to a mortality table as the insureds’ age increases. By comparing the actuarial gain accruing within our portfolio of life insurance policies against our costs during the same period, we can estimate, manage and evaluate the overall financial profitability of our business without regard to mark-to-market volatility. We use this information to balance our life insurance policy purchasing and manage our capital structure, including the issuance of debt and utilization of our other sources of capital, and to monitor our compliance with borrowing covenants. We believe that these non-GAAP financial measures provide information that is useful for investors to understand period-over-period operating results separate and apart from fair value items that may, or could, have a disproportionately positive or negative impact on results in any particular period.

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

In addition, the indenture under which our L Bonds were and continue to be issued, and the note issuance and security agreement under which our Series I Secured Notes were issued, require us to maintain a “debt coverage ratio” designed to ensure that the expected cash flows from our portfolio of life insurance policies is able to adequately service our total outstanding indebtedness. In addition, our L Bond indenture requires us to maintain a “subordination ratio” limiting the total amount of indebtedness that can be issued senior in rank to the L Bonds and Series I Secured Notes. These ratios are calculated using non-GAAP measures in the method described below, without regard to GAAP-based fair value measures.

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

	Years Ended December 31,
	2014	2013
GAAP net income	$(5,963,000)	$(195,000)
Unrealized fair value gain (1)	(39,928,000)	(39,338,000)
Adjusted cost basis increase (2)	44,833,000	38,627,000
Accrual of unrealized actuarial gain (3)	30,427,000	21,822,000
Total adjusted non-GAAP net income (4)	$29,369,000	$20,916,000

(1)	Reversal of unrealized fair value gain of life insurance policies for current period.
(2)	Adjusted cost basis is increased to include those acquisition and servicing expenses which are not capitalized by GAAP.
(3)	Accrual of actuarial gain at expected internal rate of return based on investment cost basis for the period.
(4)	We must maintain an annual positive consolidated net income, calculated on a non-GAAP basis, to maintain compliance with our revolving credit facility with DZ Bank/Autobahn.

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

	As of December 31,
	2014	2013
GAAP net worth (1)	$22,390,000	$19,231,000
Less intangible assets (2)	(8,132,000)	(6,068,000)
GAAP tangible net worth	14,258,000	13,163,000
Unrealized fair value gain (3)	(154,672,000)	(114,744,000)
Adjusted cost basis increase (4)	147,673,000	106,201,000
Accrual of unrealized actuarial gain (5)	80,122,000	49,666,000
Total adjusted non-GAAP tangible net worth (6)	$87,381,000	$54,286,000

(1)	Includes termination of redeemable member’s interest prior to corporate conversion and preferred stock classified as temporary equity.
(2)	Unamortized portion of deferred financing costs and pre-paid insurance.
(3)	Reversal of cumulative unrealized fair value gain or loss of life insurance policies.
(4)	Adjusted cost basis is increased by acquisition and servicing expenses which are not capitalized under GAAP.
(5)	Accrual of cumulative actuarial gain at expected internal rate of return based on investment cost basis.
(6)	We must maintain a total adjusted non-GAAP tangible net worth of $15 million to maintain compliance with our revolving credit facility with DZ Bank/Autobahn.

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

	As of December 31, 2014	As of December 31, 2013
Weighted-average expected IRR (1)	11.78%	12.21%
Weighted-average revolving credit facility interest rate (2)	6.24%	6.19%
Excess spread (3)	5.54%	6.02%
Total weighted-average interest rate on indebtedness for borrowed money (4)	7.24%	7.20%
Total excess spread (5)	4.54%	5.01%

(1)	This represents the weighted-average expected internal rate of return of the life insurance policies as of the measurement date based upon our investment cost basis of the insurance policies and the expected cash flows from the life insurance portfolio. Our investment cost basis is calculated as our cash investment in the life insurance policies, without regard to GAAP-based fair value measurements, and is set forth below:

Investment Cost Basis	As of December 31, 2014	As of December 31, 2013
GAAP fair value	$282,883,000	$234,673,000
Unrealized fair value gain (A)	(154,672,000)	(114,744,000)
Adjusted cost basis increase (B)	147,673,000	106,201,000
Investment cost basis (C)	$275,884,000	$226,130,000

(A)	This represents the reversal of cumulative unrealized GAAP fair value gain of life insurance policies.
(B)	Adjusted cost basis is increased to include those acquisition and servicing expenses that are not capitalized by GAAP.
(C)	This is the full cash investment cost basis in life insurance policies from which our expected internal rate of return is calculated.

(2)	This is the weighted-average revolving credit relating to our revolving credit facility interest rate as of the measurement date.
(3)	We must maintain an excess spread of 2.00% relating to our revolving credit facility to maintain compliance under such facility.
(4)	Represents the weighted-average interest rate paid on all outstanding indebtedness as of the measurement date, determined as follows:

Outstanding Indebtedness	As of December 31, 2014	As of December 31, 2013
Revolving credit facility	$72,161,000	$79,000,000
Series I Secured Notes	28,047,000	29,744,000
L Bonds	186,377,000	134,891,000
Total	$286,585,000	$243,635,000

Interest Rates on Indebtedness
Revolving credit facility	6.24%	6.19%
Series I Secured Notes	8.37%	8.35%
L Bonds	7.45%	7.53%
Weighted-average interest rates on indebtedness	7.24%	7.20%

(5)	Calculated as the weighted average expected IRR (1) minus the weighted average interest rate on indebtedness for borrowed money (4).

Debt Coverage Ratio and Subordination Ratio. Our L Bond and Series I Secured Notes borrowing covenants require us to maintain a “debt coverage ratio” of less than 90%. The “debt coverage ratio” is calculated by dividing the sum of our total indebtedness by the sum of our cash and cash equivalents and the net present value of the life insurance portfolio. The “subordination ratio” for our L Bonds is calculated by dividing the total indebtedness that is senior to L Bonds and Series I Secured Notes by the sum of the company’s cash and cash equivalents and the net present value of the life insurance portfolio. The “subordination ratio” must be less than 50%. For purposes of both ratio calculations, the net present value of the life insurance portfolio is calculated using a discount rate equal to the weighted average interest rate of all indebtedness.

As of December 31,	2014	2013
Life insurance portfolio policy benefits	$779,099,000	$740,648,000
Discount rate of future cash flows	7.24%	7.20%
Net present value of life insurance portfolio policy benefits	$347,786,000	$302,761,000
Cash and cash equivalents	34,959,000	39,283,000
Total Coverage	382,745,000	332,044,000

Revolving credit facility	72,161,000	79,000,000
Series I Secured Notes	28,047,000	29,744,000
L Bonds	186,377,000	134,891,000
Total Indebtedness	$286,585,000	$243,635,000

Debt Coverage Ratio	74.88%	71.23%
Subordination Ratio	18.85%	23.10%

As of December 31, 2014, we were in compliance with both the debt coverage ratio and the subordination ratio as required under our related financing agreements for both the L Bonds and Series I Secured Notes.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT
REGISTERED PUBLIC
ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

GWG Holdings, Inc.

Minneapolis, MN

We have audited the accompanying consolidated balance sheets of GWG Holdings, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company's management responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of its internal control over financial reporting as basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GWG Holdings, Inc. as of December 31, 2014 and 2013 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota

March 13, 2015

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
A S S E T S
Cash and cash equivalents	$30,662,704	$33,449,793
Restricted cash	4,296,053	5,832,970
Investment in life settlements, at fair value	282,883,010	234,672,794
Deferred financing costs, net	1,569,400	357,901
Policy benefits receivable	1,750,000	-
Other assets	1,909,362	1,067,018
TOTAL ASSETS	$323,070,529	$275,380,476

L I A B I L I T I E S & S T O C K H O L D E R S’ E Q U I T Y (DEFICIT)
LIABILITIES
Revolving credit facility	$72,161,048	$79,000,000
Series I Secured Notes payable	27,616,578	29,275,202
L Bonds	182,782,884	131,646,062
Accounts payable	1,203,575	839,869
Interest payable	11,128,519	7,209,408
Other accrued expenses	514,435	504,083
Deferred taxes, net	5,273,555	7,675,174
TOTAL LIABILITIES	300,680,594	256,149,798

COMMITMENTS AND CONTINGENCIES (NOTES 13 AND 14)

CONVERTIBLE, REDEEMABLE PREFERRED STOCK
(par value $0.001; shares authorized 40,000,000; shares outstanding 3,368,109; liquidation preference of $25,261,000 on December 31, 2013)	-	24,722,693

STOCKHOLDERS’ EQUITY (DEFICIT)

CONVERTIBLE PREFERRED STOCK
(par value $0.001; shares authorized 40,000,000; shares outstanding 2,738,966; liquidation preference of $20,542,000 on December 31, 2014)	20,527,866	-

COMMON STOCK
Common stock (par value $0.001: shares authorized 210,000,000; shares outstanding 5,870,193 and 4,562,000 on December 31, 2014 and 2013)	5,870	4,562
Additional paid-in capital	16,257,686	2,942,000
Accumulated deficit	(14,401,486)	(8,438,577)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	22,389,936	(5,492,015)

TOTAL LIABILITIES & EQUITY (DEFICIT)	$323,070,529	$275,380,476

The accompanying notes are an integral part of these Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2014	December 31, 2013
REVENUE
Gain on life settlements, net	$30,416,127	$29,513,642
Gain on termination of agreement with Athena Securities Ltd.	-	3,252,400
Interest and other income	60,448	298,732
TOTAL REVENUE	30,476,575	33,064,774

EXPENSES
Interest expense	26,716,798	20,762,644
Employee compensation and benefits	4,969,636	5,043,848
Legal and professional fees	2,339,235	1,754,209
Other expenses	4,815,434	3,525,261
TOTAL EXPENSES	38,841,103	31,085,962

(LOSS) INCOME BEFORE INCOME TAXES	(8,364,528)	1,978,812
Income tax (benefit) expense	(2,401,619)	2,173,767

NET LOSS	(5,962,909)	(194,955)
Loss attributable to preferred shareholders	(138,374)	(806,624)
LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(6,101,283)	$(1,001,579)

NET LOSS PER COMMON SHARE
Basic	$(1.24)	$(0.21)
Diluted	$(1.24)	$(0.21)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	4,909,657	4,758,699
Diluted	4,909,657	4,758,699

The accompanying notes are an integral part of these Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock	Preferred	Common	Common Stock	Additional Paid-in	Accumulated	Total
	Shares	Stock	Shares	(par)	Capital	Deficit	Equity

Balance, December 31, 2012	-	$-	4,994,500	4,995	6,976,838	(8,243,622)	(1,261,789)

Net income	-	-	-	-	-	(194,955)	(194,955)

Repurchase of common stock	-	-	(432,500)	(433)	(3,251,967)	-	(3,252,400)

Issuance of stock options	-	-	-	-	23,753	-	23,753

Accretion of preferred stock to liquidation value	-	-	-	-	(806,624)	-	(806,624)

Balance, December 31, 2013	-	$-	4,562,000	$4,562	$2,942,000	$(8,438,577)	$(5,492,015)

Net income	-	-	-	-	-	(5,962,909)	(5,962,909)

Issuance of common stock	-	-	800,000	800	8,642,990	-	8,643,790

Series A Preferred Stock conversion	-	-	508,193	508	4,956,591	-	4,957,099

Reclassification of preferred stock from temporary equity to permanent equity due to initial public offering (*)	2,710,214	20,326,605	-	-	-	-	20,326,605

Issuance of preferred stock	28,752	201,261	-	-	-	-	201,261

Issuance of stock options	-	-	-	-	122,412	-	122,412

Extension and issuance of warrants	-	-	-	-	47,120	-	47,120

Accretion of preferred stock to liquidation value	-	-	-	-	(453,427)	-	(453,427)

Balance, December 31, 2014	2,738,966	$20,527,866	5,870,193	$5,870	$16,257,686	$(14,401,486)	$22,389,936

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

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended
	December 31, 2014	December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,962,909)	$(194,955)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Gain on life settlements, gross	(39,928,003)	(39,337,542)
Amortization of deferred financing and issuance costs	3,804,795	2,470,390
Deferred income taxes	(2,401,619)	2,173,767
Convertible, redeemable preferred stock issued in lieu of cash dividends	774,085	623,899
Convertible, redeemable preferred stock dividends payable	(116,207)	255
Gain upon termination of agreement with Athena Securities Ltd.	-	(3,252,400)
(Increase) decrease in operating assets:
Due from related parties	(291)	8,613
Insurance benefits receivable	(1,750,000)	2,850,000
Other assets	(2,347,050)	(566,418)
Increase in operating liabilities:
Accounts payable	363,706	369,809
Interest payable	4,638,876	3,418,432
Other accrued expenses	457,376	50,642

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(42,467,241)	(31,385,508)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	(12,292,401)	(34,997,500)
Proceeds from settlement of life settlements	4,185,813	4,563,896
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(8,106,588)	(30,433,604)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayment of) revolving credit facility	(6,838,952)	8,000,000
Payments for redemption of Series I Secured Notes payable	(2,268,379)	(8,671,624)
Proceeds from issuance of L Bonds	65,713,297	85,260,976
Payment of deferred issuance costs for L Bonds	(4,104,876)	(4,320,542)
Payments for redemption of L Bonds	(14,429,017)	(8,143,363)
Issuance of common stock	8,642,990	-
Proceeds from (uses of) restricted cash	1,536,916	(3,739,878)
Redemption of convertible, redeemable preferred stock	(465,239)	(613,708)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	47,786,740	67,771,861

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,787,089)	5,952,749

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	33,449,793	27,497,044
END OF PERIOD	$30,662,704	$33,449,793

The accompanying notes are an integral part of these Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED

	Year Ended
	December 31, 2014	December 31, 2013
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest and preferred dividends paid	$16,931,000	$13,627,000

NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-cash conversion of Series I Secured Notes	$-	$912,000
Warrants issued to purchase common stock	$47,000	$-
Options issued to purchase common stock	$122,000	$24,000
Accrued interest payable on Series I Secured Notes added to principal	$151,000	$185,000
Accrued interest payable on L Bonds added to principal	$452,000	$141,000
Conversion of Series A Preferred Stock into common stock	$4,957,000	$-
Reclassification of Series A Preferred Stock to permanent equity due to initial public offering	$20,327,000	$-
Issuance of preferred stock in lieu of cash dividends	$774,000	$624,000

The accompanying notes are an integral part of these Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of business and summary of significant accounting policies

Nature of business - GWG Holdings, Inc. (GWG Holdings) and subsidiaries, located in Minneapolis, Minnesota, facilitates the purchase of life insurance policies for its own investment portfolio through its wholly owned subsidiary, GWG Life, LLC (GWG Life), and its subsidiaries, GWG Trust (Trust), GWG DLP Funding II, LLC (DLP II) and its wholly-owned subsidiary, GWG DLP Master Trust II (the Trust II). All of these entities are legally organized in Delaware. Unless the context otherwise requires or we specifically so indicate, all references in this report to "we", "us", "our", "our Company", "GWG", or the "Company" refer to these entities collectively.

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

Life settlements - ASC 325-30, Investments in Insurance Contracts, allows a reporting entity the election to account for its investments in life settlements using either the investment method or the fair value method. The election shall be made on an instrument-by-instrument basis and is irrevocable. Under the investment method, an investor shall recognize the initial investment at the purchase price plus all initial direct costs. Continuing costs (policy premiums and direct external costs, if any) to keep the policy in force shall be capitalized. Under the fair value method, an investor shall recognize the initial investment at the purchase price. In subsequent periods, the investor shall re- measure the investment at fair value in its entirety at each reporting period and shall recognize the change in fair value in current period income net of premiums paid. The Company uses the fair value method to account for all life settlements.

The Company recognizes realized gains (revenue) from life settlement contracts upon one of the two following events:

1) Receipt of mortality notice or verified obituary of insured; or

2) Sale of policy and filing of change of ownership forms and receipt of payment

The Company recognizes the difference between the face value of the insurance benefits and carrying values of the policy when an insured event has occurred and the Company determines that settlement and ultimate collection of the face value of the insurance benefits is realizable and reasonably assured. Revenue from a transaction must meet both criteria in order to be recognized. In an event of a sale of a policy the Company recognizes gain or loss as the difference between the sale price and the carrying value of the policy on the date of the receipt of payment on such sale.

Deposits and initial direct costs advanced on unsettled policy acquisitions are recorded as other assets until policy ownership has been transferred to the Company. Such deposits and direct cost advances were $27,000 and $201,000 at December 31, 2014 and 2013, respectively.

Deferred financing and issuance costs – Costs incurred to obtain financing under the revolving credit facility, as described in note 5, have been capitalized and are amortized using the straight-line method over the term of the revolving credit facility. Amortization of deferred financing costs was $358,000 and $455,000 for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014 those costs have been fully amortized. The Series I Secured Notes payable, as described in note 6, are reported net of issuance costs, sales commissions and other direct expenses, which are amortized using the interest method over the term of each respective borrowing. The L Bonds, as described in note 7, are reported net of issuance costs, sales commissions and other direct expenses, which are amortized using the interest method over the term of each respective borrowing. The Series A Preferred Stock, as described in note 8, is reported net of issuance costs, sales commissions, including the fair value of warrants issued, and other direct expenses, which are amortized using the interest method as interest expense over the three-year redemption period.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings (loss) per share - Basic per share earnings (loss) attributable to non-redeemable interests is calculated using the weighted-average number of shares outstanding during the period. Diluted earnings per share is calculated based on the potential dilutive impact, if any, of the Company’s convertible preferred stock, and outstanding warrants, and stock options. Due to the net loss reported for the years ended December 31, 2014 and 2013, all preferred stock, stock options and warrants are anti-dilutive.

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

(2) Restrictions on cash

The Company is required by its lenders to maintain collection and escrow accounts. These accounts are used to fund the acquisition, pay annual premiums of insurance policies, pay interest and other charges under the revolving credit facility, and collect policy benefits. DZ Bank AG, as agent for Autobahn Funding Company, LLC, the lender for the revolving credit facility as described in note 5, authorizes the disbursements from these accounts. At December 31, 2014 and December 31, 2013 there were balances of $4,296,000, and $5,833,000, respectively, maintained in these restricted cash accounts.

(3) Investment in life insurance policies

The life insurance policies (Level 3 fair value measurements) are valued based on unobservable inputs that are significant to the overall fair value measurement. Changes in the fair value of these instruments are recorded in gain or loss on life insurance policies in the consolidated statements of operations (net of the cash premiums paid on the policies). The fair value is determined on a discounted cash flow basis that incorporates life expectancy assumptions. Life expectancy reports have been obtained from widely accepted life expectancy providers. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy, and our estimate of the risk premium an investor in the policy would require. As a result of management’s analysis, discount rates of 11.43% and 11.69% were applied to the portfolio as of December 31, 2014 and 2013, respectively.

A summary of the Company’s life insurance policies accounted for under the fair value method and their estimated maturity dates, based on remaining life expectancy, is as follows:

	As of December 31, 2014			As of December 31, 2013
Years Ending December 31,	Number of Contracts	Estimated Fair Value	Face Value	Number of Contracts	Estimated Fair Value	Face Value
2015	3	$5,063,000	$6,000,000	4	$5,065,000	$6,750,000
2016	7	8,144,000	11,550,000	8	8,174,000	13,750,000
2017	17	21,916,000	35,542,000	25	33,345,000	63,916,000
2018	30	41,994,000	76,206,000	33	37,243,000	80,318,000
2019	45	47,303,000	106,973,000	34	32,844,000	89,295,000
2020	41	43,429,000	102,614,000	34	27,741,000	75,644,000
2021	36	29,789,000	90,921,000	33	29,041,000	111,770,000
Thereafter	112	85,245,000	349,293,000	92	61,220,000	299,205,000
Totals	291	$282,883,000	$779,099,000	263	$234,673,000	$740,648,000

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized insurance benefits of $18,050,000 and $16,600,000 during 2014 and 2013, respectively, related to policies with a carrying value of $4,186,000 and $4,564,000, respectively. The Company recorded realized gains of $13,864,000 and $12,036,000 on such policies. Subsequent to December 31, 2014, four policies covering three individuals have matured. The combined insurance benefits of these policies were $21,125,000. The Company recorded realized gains of $18,194,000 on four policies.

Reconciliation of gain on life settlements:

	Years Ended December 31,
	2014	2013
Change in fair value	$39,928,000	$39,338,000
Premiums and other annual fees	(23,376,000)	(21,860,000)
Policy maturities	13,864,000	12,036,000
Gain on life settlements, net	$30,416,000	$29,514,000

The estimated expected premium payments to maintain the above life insurance policies in force for the next five years, assuming no mortalities, are as follows:

Years Ending December 31,
2015	$26,349,000
2016	28,857,000
2017	32,365,000
2018	35,341,000
2019	39,423,000
$162,335,000

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

The hierarchy is broken down into three levels based on the observability of inputs as follows:

●	Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Since valuations are based quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

●	Level 2 - Valuations based on one or more quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

●	Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Level 3 Valuation Process

The estimated fair value of the Company’s portfolio of life settlements is determined on a quarterly basis by the Company’s portfolio management committee, taking into consideration changes in discount rate assumptions, estimated premium payments and life expectancy estimate assumptions, as well as any changes in economic and other relevant conditions. These inputs are then used to estimate the discounted cash flows using the Model Actuarial Pricing System (MAPS), probabilistic portfolio price model, which estimates the cash flows using various probabilities and scenarios. The valuation process includes a review by senior management as of each valuation date. Management has also engaged a third party expert to independently test the accuracy of the valuations using the inputs provided by management on a quarterly basis.

Life insurance policies, as well as the portfolio taken as a whole, represent financial instruments recorded at fair value on a recurring basis. The following table reconciles the beginning and ending fair value of the Company’s Level 3 investments in its portfolio of life insurance policies for the years ending December 31, as follows:

	Years Ended December 31,
	2014	2013
Beginning balance	$234,673,000	$164,317,000
Purchases	12,468,000	35,582,000
Maturities (cash in excess of carrying value)	(4,186,000)	(4,564,000)
Net change in fair value	39,928,000	39,338,000
Ending balance	$282,883,000	$234,673,000

The fair value of a portfolio of life insurance policies is based on information available to the Company at the reporting date. Fair value is based upon a discounted cash flow model that incorporates life expectancy estimate assumptions. Life expectancy estimates are obtained from independent, third-party widely accepted life expectancy estimate providers at policy acquisition. The life expectancy values of each insured, as determined at policy acquisition, are rolled down monthly for the passage of time by the MAPS actuarial software the Company uses for ongoing valuation of its portfolio of life insurance policies. The discount rate incorporates current information about discount rate applied by other reporting companies owning portfolios of life insurance policies, discount rates observed in the life insurance secondary market, market interest rates, the credit exposure to the insurance company that issued the life insurance policy and management’s estimate of the risk premium a purchaser would require to receive the future cash flows derived from our portfolio of life insurance policies.

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

	As of December 31, 2014	As of December 31, 2013
Weighted average age of insured	82.8	82.1
Weighted average life expectancy, months*	78.4	87.0
Average face amount per policy	$2,677,000	$2,816,000
Discount rate	11.43%	11.69%

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

	Changes in fair value of life insurance policies
Change in life expectancy estimates	plus 8 months	minus 8 months	plus 4 months	minus 4 months

December 31, 2014	$(38,864,000)	$40,634,000	$(19,664,000)	$20,130,000

December 31, 2013	$(34,382,000)	$36,152,000	$(17,417,000)	$17,865,000

Change in discount rate	plus 2%	minus 2%	plus 1%	minus 1%

December 31, 2014	$(24,085,000)	$28,179,000	$(12,502,000)	$13,522,000

December 31, 2013	$(22,944,000)	$27,063,000	$(11,933,000)	$12,959,000

Other Fair Value Considerations

Carrying value of receivables, prepaid expenses, accounts payable and accrued expenses approximate fair value due to their short-term maturities and low credit risk. The estimated fair value of the Company’s Series I Secured Notes payable and L Bonds is approximately $216,837,000 based on a weighted-average market interest rate of 7.17% based on an income approach, the combined face value of these notes is $214,424,000 as of December 31, 2014. The carrying value of the revolving credit facility reflects interest charged at the commercial paper rate plus an applicable margin. The margin represents our credit risk, and the strength of the portfolio of life insurance policies collateralizing the debt. The overall rate reflects market, and the carrying value of the revolver approximates fair value. All of the financial instruments are Level 3 fair value measurements.

The Company has issued warrants to purchase common stock in connection with the issuance of its convertible preferred stock. Warrants were determined by the Company as permanent equity. The fair value measurements associated with the warrants, measured at issuance represent Level 3 instruments.

As of December 31, 2014:

Month issued	Warrants Issued	Fair value per share	Risk free rate	Volatility	Term
December 2011	68,937	$0.22	0.42%	25.25%	5 years
March 2012	38,130	$0.52	0.38%	36.20%	5 years
June 2012	161,840	$1.16	0.41%	47.36%	5 years
July 2012	144,547	$1.16	0.41%	47.36%	5 years
September 2012	2,500	$0.72	0.31%	40.49%	5 years
September 2014	16,000	$1.26	1.85%	17.03%	5 years
	431,954

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

In conjunction with the Company’s recent initial public offering, the Company issued a warrant for the purchase of up 16,000 shares of the Company’s common stock to the underwriters of the initial public offering.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Credit facilities

Revolving credit facility – Autobahn Funding Company LLC

On July 15, 2008, DLP II and United Lending entered into a revolving credit facility pursuant to a Credit and Security Agreement (Agreement) with Autobahn Funding Company LLC (Autobahn), providing the Company with a maximum borrowing amount of $100,000,000. Autobahn is a commercial paper conduit that issues commercial paper to investors in order to provide funding to DLP II. DZ Bank AG Deutsche Zentral-Genossenschaftsbank (DZ Bank) acts as the agent for Autobahn. The original Agreement was to expire on July 15, 2013. On January 29, 2013, GWG Holdings, together with GWG Life and DLP II, entered into an Amended and Restated Credit and Security Agreement with Autobahn, extending the facility expiration date to December 31, 2014. On May 29, 2014, GWG Holdings, together with GWG Life and DLP II, entered into an Amendment No. 1 to Amended and Restated Credit and Security Agreement with Autobahn and DZ Bank (as committed lender and Agent). The amendment was entered into for the purpose of extending the maturity date for borrowings under the agreement to December 31, 2016. The amount outstanding under this facility as of December 31, 2014 and 2013 were $72,161,000 and $79,000,000, respectively.

The Agreement requires DLP II to pay, on a monthly basis, interest at the commercial paper rate plus an applicable margin, as defined in the Agreement. The effective rate was 6.24% at December 31, 2014 and 6.19% at December 31, 2013. The weighted average effective interest rate (excluding the unused line fee) was 6.24% and 6.14% for the years ended December 31, 2014 and 2013, respectively. The Agreement also requires payment of an unused line fee on the unfunded amount under the revolving credit facility. The note is secured by substantially all of DLP II assets which consist primarily of life insurance policies.

The Agreement has certain financial and nonfinancial covenants. The Company was in compliance with these covenants at December 31, 2014 and December 31, 2013. The Agreement generally prohibits the Company from:

●	changing its corporate name, offices, and jurisdiction of incorporation;
●	changing any deposit accounts or payment instructions to insurers;
●	changing any operating policies and practices such that it would be reasonably likely to adversely affect the collectability of any asset in any material respect;
●	merging or consolidating with, or selling all or substantially all of its assets to, any third party;
●	selling any collateral or creating or permitting to exist any adverse claim upon any collateral;
●	engaging in any other business or activity than that contemplated by the Agreement;
●	incurring or guaranteeing any debt for borrowed money;
●	amending the Company’s certificate of incorporation or bylaws, making any loans or advances to, investments in, or paying any dividends to, any person unless both before and after any such loan, advance, investment or dividend there exists no actual event of default, potential event of default or termination event;
●	removing an independent director on the board of directors except for cause or with the consent of the lender; or
●	making payment on or issuing any Series I Secured Notes or L Bonds, or amending any agreements respecting such notes or bonds, if an event of default, potential event of default, or termination event exists or would arise from any such action.

In addition, the Company has agreed to maintain (i) a positive consolidated net income on a Non-GAAP basis (as defined and calculated under the Agreement) for each complete fiscal year; (ii) a tangible net worth on a Non-GAAP basis (as defined and calculated under the Agreement) of not less than $15 million; and (iii) maintain a borrowing base surplus or cash cushion sufficient to pay 12 months of premiums and facility fees.

Consolidated net income and tangible net worth as of and for the four quarters ended December 31, 2014, as calculated under the Agreement, was $29,369,000 and $87,381,000 respectively.

Advances under the Agreement are subject to a borrowing base formula, which limits the availability of advances based on attributes of policies pledged to the facility. Over-concentration of policies by insurance carrier, over-concentration of policies by insurance carriers with ratings below a AA- rating, and the premiums and facility fees reserve are the three primary factors which might limit availability of funds on the facility. Total funds available for additional borrowings under the borrowing base formula criteria at December 31, 2014 and December 31, 2013, were $20,585,000 and $3,937,000 respectively.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 15, 2008, GWG Holdings delivered a performance guaranty in favor of Autobahn pursuant to which it guaranteed the obligations of GWG Life, in its capacity as the seller and master servicer, under the Credit and Security Agreement and related documents. In January 2013 and May 2014 in connection with the Amended and Restated Credit and Security Agreement and Amendment No. 1 to Amended and Restated Credit and Security Agreement, GWG Holdings delivered a reaffirmation of its performance guaranty. The obligations of GWG Holdings under the performance guaranty and subsequent reaffirmation do not extend to the principal and interest owed by DLP II as the borrower under the credit facility.

(6) Series I Secured Notes payable

Series I Secured Notes payable have been issued in conjunction with the GWG Series I Secured Notes private placement memorandum dated August 25, 2009 (last revised November 15, 2010). Series I Secured Notes are secured by assets of GWG Life and are subordinate to our revolving credit facility (see note 5). On June 14, 2011, the Company closed the offering to additional investors; however, existing investors may elect to continue advancing amounts outstanding upon maturity subject to the Company’s option. Series I Secured Notes have maturity dates ranging from six months to seven years with fixed interest rates varying from 5.65% to 9.55% depending on the term of the note. Interest is payable monthly, quarterly, annually or at maturity depending on the terms of the note. At December 31, 2014 and December 31, 2013, the weighted-average interest rate of Series I Secured Notes was 8.37% and 8.35%, respectively. The notes are secured by assets of GWG Life. The principal amount outstanding under these Series I Secured Notes was $28,047,000 and $29,744,000 at December 31, 2014 and December 31, 2013, respectively. The difference between the amount outstanding on the Series I Secured Notes and the carrying amount on the consolidated balance sheet is due to netting of unamortized deferred issuance costs. Overall, interest expense includes amortization of deferred financing and issuance costs of $552,000 and $606,000 in 2014 and 2013, respectively. Future expected amortization of deferred financing costs is $430,000 in total over the next six years.

Future contractual maturities of Series I Secured Notes payable and future amortization of their deferred financing costs at December 31, 2014 are as follows:

Years Ending December 31,	Contractual Maturities	Amortization of Deferred Financing Costs
2015	$13,887,000	$92,000
2016	8,242,000	161,000
2017	4,713,000	134,000
2018	754,000	30,000
2019	347,000	8,000
Thereafter	104,000	5,000
	$28,047,000	$430,000

(7) Renewable Secured Debentures (subsequently renamed L Bonds)

The Company registered with the SEC, effective January of 2012, the offer and sale of $250,000,000 of Renewable Secured Debentures (subsequently renamed “L Bonds”). The debentures are secured by assets of GWG Holdings and GWG Life and are subordinate to our revolving credit facility (see note 5). L Bonds have maturity dates ranging from six months to seven years with fixed interest rates varying from 4.25% to 9.50% depending on the term of the note. Interest is payable monthly, annually or at maturity depending on the terms of the debenture. At December 31, 2014 and December 31, 2013, the weighted-average interest rate of L Bonds was 7.45% and 7.53%, respectively. The amount outstanding under these L Bonds was $186,377,000 and $134,891,000 at December 31, 2014 and December 31, 2013, respectively. The difference between the amount outstanding on the L Bonds and the carrying amount on the consolidated balance sheets is due to netting of unamortized deferred issuance costs and cash receipts for new issuances in process. Amortization of deferred issuance costs was $3,537,000 and $1,843,000 in 2014 and 2013, respectively. Future expected amortization of deferred financing costs as of December 31, 2014 is $5,882,000 in total over the next seven years. Subsequent to December 31, 2014, the Company has issued approximately an additional $19,051,000 in principal amount of L Bonds.

The use of proceeds from the issuances of L Bonds is limited to the following: (1) payment of commissions on sales of L Bonds, (2) payment of offering expenses, (3) purchase of life insurance policies, (4) payment of premiums on life insurance policies, (5) payment of principal and interest on L Bonds, (6) payment of portfolio operations expenses, and (7) general working capital.

Future contractual maturities of L Bonds and future amortization of their deferred financing costs at December 31, 2014 are as follows:

Years Ending December 31,	Contractual Maturities	Amortization of Deferred Financing Costs
2015	$63,375,000	$871,000
2016	50,270,000	1,578,000
2017	29,546,000	1,253,000
2018	13,551,000	668,000
2019	14,262,000	670,000
Thereafter	15,373,000	842,000
	$186,377,000	$5,882,000

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company entered into an Indenture effective October 19, 2011 with Holdings as obligor, GWG Life as guarantor, and Bank of Utah as trustee for the benefit of the debenture holders. The Indenture has certain financial and nonfinancial covenants. The Company was in compliance with these covenants at December 31, 2014 and 2013.

(8) Convertible preferred stock

The Company offered 3,333,333 shares of convertible redeemable preferred stock (Series A Preferred Stock) for sale to accredited investors in a private placement on July 31, 2011. The offering of Series A Preferred Stock concluded on September 2, 2012 and resulted in 3,278,000 shares being issued for gross consideration of $24,582,000. As of December 31, 2014, 277,000 shares have been issued as a result of conversion of $1,936,681 in dividends into shares of Series A Preferred Stock and 678,000 shares have been converted to 508,000 shares of the Company’s common stock. The Series A Preferred Stock was sold at an offering price of $7.50 per share. Series A Preferred Stock has a preferred yield of 10% per annum, and each share has the right to convert into 0.75 shares of the Company’s common stock. Series A preferred shareholders also received three-year warrants to purchase, at an exercise price per share of $12.50, one share of common stock for every 40 shares of Series A Preferred Stock purchased. The warrants are exercisable immediately. Upon their original issuance, these warrants had a three-year exercise period. Effective August 1, 2014, the Board of Directors authorized the extension of the warrant exercise period for an additional two years. In the Certificate of Designations for the Series A Preferred Stock dated July 31, 2011, the Company agreed to permit preferred shareholders to sell their shares back to the Company for the stated value of $7.50 per share, plus accrued dividends, according to the following schedule:

●	Up to 33% of the holder’s unredeemed shares one year after issuance:
●	Up to 66% of the holder’s unredeemed shares two years after issuance; and
●	Up to 100% of the holder’s unredeemed shares three years after issuance.

The Company’s obligation to redeem its Series A preferred stock terminated upon the Company completing a registration of its common stock with the SEC which occurred on September 24, 2014 (See Note 11). As such, the convertible redeemable preferred stock was reclassified from temporary equity to permanent equity. The Company may redeem the Series A preferred shares at a price equal to 110% of their liquidation preference ($7.50 per share) at any time. As of December 31, 2014, the Company had redeemed an aggregate of 145,000 shares of Series A preferred stock. The Series A Preferred Stock shares (i) were convertible, at the election of the Company, into common stock of the Company in the event of either a registered offering of the Company’s common stock with the SEC aggregating gross proceeds of at least $5.0 million and at a price equal to or greater than $11.00 per share; (ii) remain convertible at the option of each holder; and (iii) are required to be converted upon the consent of shareholders holding at least a majority of the then-outstanding Series A preferred stock. In connection with the Company’s initial public offering, the Company elected to cause the conversion of 677,566 shares of preferred stock into 508,193 shares of common stock. As of December 31, 2014, the Company had 2,739,000 shares of Series A Preferred Stock outstanding with gross consideration of $20,528,000 (including cash proceeds, conversion of Series I Secured Notes and accrued interest on Series I notes, and conversion of preferred dividends payable). The Company incurred Series A Preferred Stock issuance costs of $2,838,000, all of which was included as a component of additional paid in capital as of December 31, 2014.

The Company determined that the grant date fair value of the outstanding warrants attached to the Series A Preferred Stock was $428,000 for warrants outstanding as of December 31, 2014. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share upon 30 days written notice to the investors at any time after (i) the Company has completed a registration of its common stock with the SEC and (ii) the volume of weighted-average sale price per share of common stock equals or exceeds $14.00 per share for ten consecutive trading days ending on the third business day prior to proper notice of such redemption.

In conjunction with the Company’s initial public offering a warrant for purchase of up to 16,000 shares of the Company’s common stock was issued to the underwriters of the initial public offering. These warrants are not exercisable prior to March 17, 2015 and expire on September 18, 2019. Total warrants outstanding as of December 31, 2014, were 431,954 with a weighted-average remaining life of 2.43 years. Total warrants outstanding at December 31, 2013, were 415,955 with a weighted-average remaining life of 1.34 years. As of December 31, 2014, none of these warrants have been exercised.

Dividends on the Series A Preferred Stock may be paid in either cash or additional shares of Series A Preferred Stock at the election of the holder and approval of the Company. The dividends are reported as an expense and included in the caption interest expense in the consolidated statements of operations. The Company declared and accrued dividends of $2,428,000 and $2,528,000 in 2014 and 2013, respectively, pursuant to a board resolution declaring the dividend. 111,000 and 89,000 shares of Series A Preferred Stock were issued in lieu of cash dividends in 2014 and 2013, respectively. The shares issued in lieu of cash dividends were issued at $7.00 per share. As of December 31, 2014, GWG Holdings has $513,000 of accrued preferred dividends which were paid or converted to shares of Series A Preferred Stock on January 15, 2015.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Income taxes

The Company did not have any current income taxes for the years ended December 31, 2014 or 2013. The components of deferred income tax benefit for 2014 and income tax expense for 2013, consisted of the following:

Income tax provision (benefit):	2014	2013
Deferred:
Federal	$(1,820,000)	$1,826,000
State	(582,000)	348,000
Total income tax expense (benefit)	$(2,402,000)	$2,174,000

The following table provides a reconciliation of our income tax expense (benefit) at the statutory federal tax rate to our actual income tax expense (benefit):

	2014		2013
Statutory federal income tax	$(2,844,000)	(34.0)%	$673,000	34.0%
State income taxes, net of federal benefit	(374,000)	(4.5)%	298,000	15.1%
Series A Preferred Stock dividends	826,000	9.9%	860,000	43.4%
Other permanent differences	(10,000)	(0.1)%	343,000	17.3%
Total income tax expense (benefit)	$(2,402,000)	(28.7)%	$2,174,000	109.8%

The primary differences between the Company’s December 31, 2014 effective tax rate and the statutory federal rate are the accrual of nondeductible preferred stock dividend expense of $2,428,000, state taxes, and other non-deductible expenses. The most significant temporary differences between GAAP net income and taxable net income are the treatment of interest costs with respect to the acquisition of the life insurance policies and revenue recognition with respect to the mark-to-market of life insurance portfolio.

The tax effects of temporary differences that give rise to deferred income taxes were as follows:

	2014	2013
Deferred tax assets :
Note receivable from related party	$2,023,000	$2,023,000
Net operating loss carryforwards	4,517,000	2,596,000
Other assets	272,000	164,000
Subtotal	6,812,000	4,783,000
Valuation allowance	(2,164,000)	(2,164,000)
Net deferred tax asset	4,648,000	2,619,000

Deferred tax liabilities:
Investment in life settlements	(9,922,000)	(10,294,000)
Net deferred tax assets	$(5,274,000)	$(7,675,000)

At December 31, 2014 and 2013, the Company had federal net operating loss (NOL) carryforwards of $11,163,000 and $4,182,000, respectively, and aggregate state NOL carryforwards of approximately $7,334,000 and $2,748,000, respectively. The NOL carryforwards will begin to expire in 2031. Future utilization of NOL carryforwards is subject to limitations under Section 382 of the Internal Revenue Code. This section generally relates to a more than 50 percent change in ownership over a three-year period. We currently do not believe that any issuance of common stock has resulted in an ownership change under Section 382.

The Company provides for a valuation allowance when it is not considered more likely than not that our deferred tax assets will be realized. At both December 31, 2014 and 2013 based upon all available evidence, the Company has provided a valuation allowance of $2,164,000, against deferred tax assets related to the likelihood of recovering the tax benefit of a capital loss on a note receivable from a related entity. Management believes all other deferred tax assets are recoverable.

ASC 740, Income Taxes, requires the reporting of certain tax positions which do not meet a threshold of "more-likely-than-not" to be recorded as uncertain tax benefits. It management's responsibility to determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation, based upon the technical merits of the position. Management has reviewed all income tax positions taken or expected to be taken for all open years and determined that the income tax positions are appropriately stated and supported. The Company does not anticipate that the total unrecognized tax benefits will significantly change prior to December 31, 2015.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the Company’s accounting policies, interest and penalties on unrecognized tax benefits, as well as interest received from favorable tax settlements are recognized as components of income tax expense. At December 31, 2014 and 2013, the Company has recorded no accrued interest or penalties related to uncertain tax positions.

The Company’s income tax returns for tax years ended December 31, 2012, 2013, and 2014, when filed, remain open to examination by the Internal Revenue Service and various state taxing jurisdictions.

(10) Common Stock

On September 24, 2014, GWG consummated an initial public offering of its common stock which resulted in the sale of 800,000 shares of common stock at $12.50 per share. The sale resulted in net proceeds of approximately $8.6 million after the deduction of underwriting commissions, discounts and expense reimbursements. In connection with this offering, the Company listed its common stock on The NASDAQ Capital Market under the ticker symbol “GWGH” effective September 25, 2014. The Company used the net proceeds from the offering to promote and advertise the opportunities for consumers owning life insurance and investors to profit from participating in the secondary market for life insurance policies, purchase additional life insurance policies in the secondary market, pay premiums on the Company’s life insurance policy assets, fund its portfolio operations, and for working capital purposes.

On July 11, 2011, GWG entered into a Purchase and Sale Agreement with Athena Securities Group, Ltd. and Athena Structured Funds PLC. Under this agreement, GWG issued to Athena Securities Group, Ltd. (Athena) 494,500 shares of common stock, which was equal to 9.9% of GWG’s outstanding shares, in exchange for shares equal to 9.9% of the outstanding shares in Athena Structured Funds, PLC and cash of $5,000. This 2011 agreement had contemplated cooperative efforts by the parties aimed at developing a security and related offering in Europe or Ireland, the proceeds of which would be used to finance the acquisition of life-insurance related assets in the United States. In 2013, GWG sought to terminate the 2011 agreement due to a changing regulatory environment in Europe that negatively affected the likelihood of consummating the contemplated offering of securities, and the Company’s dissatisfaction with Athena’s performance under the 2011 agreement. As a result, in June 2013 GWG entered into a second Purchase and Sale Agreement with Athena Securities Ltd. and Athena. This agreement effected the termination of the 2011 agreement. The June 2013 agreement contained mutual general releases of claims and substantially unwound certain capital stock transactions that had been effected under the 2011 agreement. In particular, Athena returned to GWG for redemption 432,500 shares of the Company’s common stock, and retained 62,000 common shares in recognition of their earlier efforts under the 2011 agreement. For GWG’s part, the Company sold back to Athena all of its ownership in Athena Structured Funds, PLC that it had originally acquired under the 2011 agreement. Presently, GWG has no ongoing business relationship with Athena.

Stock split— On June 24, 2014, the Company’s Board of Directors and majority stockholders approved a joint resolution to effect an amendment to the Company’s Certificate of Incorporation to effect a reverse split of the issued and outstanding common stock on a 2-for-1 basis. The effective date of the amendment and reverse stock split was June 24, 2014. In lieu of fractional shares, stockholders received cash payments in an amount equal to the fraction to which the stockholder would otherwise be entitled multiplied by the price of the common stock, as determined by the Board of Directors of the Company, but adjusted so as to give effect to the reverse stock split. The par value of the common stock remained at $0.001 per share.

(11) Stock Incentive Plan

The Company adopted the GWG Holdings, Inc. 2013 Stock Incentive Plan on March 27, 2013. The plan was subsequently revised on March 4, 2015. The plan is administered by Compensation Committee of the Board of Directors of the Company. The Company’s Chief Executive Officer may, on a discretionary basis and without committee review or approval, grant incentives to new employees of the Company who are not Officers of the Company. Incentives under the plan may be granted in one or a combination of the following forms: (a) incentive stock options and non-statutory stock options; (b) stock appreciation rights; (c) stock awards; (d) restricted stock; (e) restricted stock units; and (f) performance shares. Eligible participants include officers and employees of the company, members of the Board of Directors, and consultants or other independent contractors. 2,000,000 shares are issuable under the plan. No person shall receive grants of stock options and SARs under the plan that exceed, in the aggregate 400,000 shares of common stock in any one year. The term of each stock option shall be determined by the committee but shall not exceed ten years. Vested stock options may be exercised in whole or part by the holder giving notice to the Company. The holder of the option may provide payment for the exercise price or surrender shares equal to the exercise price.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company issued stock options for 745,601 shares of common stock to employees, officers, and directors of the Company through December 31, 2014. Options for 314,288 shares have vested, and the remaining options will vest over three years. The options were issued with an exercise price between $8.20 and $9.01 for those owning more than 10% of the Company’s stock and between $7.46 and $10.25 for others, which is equal to the estimated market price of the shares on the date of grant valued using Black-Scholes binomial option pricing model. The expected volatility used in the Black-Scholes model valuation of options issued during the year was 17.03% annualized. The annual volatility rate is based on the standard deviation of the average continuously compounded rate of return of five selected comparable companies over the previous 52 weeks. Forfeiture rate of 15% is based on historical Company information and expected future trend. As of December 31, 2014, stock options for 63,166 shares were forfeited and stock options for 334 shares were exercised.

In September 2014, we entered into a stock option agreement (the Agreement) with a new management employee (the Employee) granting the Employee the right to purchase up to 318,000 of the Company’s common stock at an exercise price of $12.50. The grant of such rights to purchase the Company’s common stock was treated as an inducement grant and was issued outside the GWG Holdings Inc. 2013 Stock Incentive Plan. The Agreement specifies that, among other things, options to purchase 159,000 shares of the Company’s common stock will vest with the Employee ratably on the first, second and third anniversary of the date of the Agreement. The remaining 159,000 options will vest quarterly using a formula based upon the closing price of the Company’s common stock on the last business day of such quarter. The maximum number of these remaining options that will vest with the Employee is 53,000 in each successive one-year period beginning on the date of the Agreement.

Outstanding stock options:

	Vested	Un-vested	Total
Balance as of December 31, 2013	195,000	210,250	405,250
Granted during the year	64,450	565,901	630,351
Vested during the year	72,089	(72,089)	-
Exercised during the year	(334)	-	(334)
Forfeited during the year	(16,917)	(18,249)	(35,166)
Expired during the year	-	-	-
Balance as of December 31, 2014	314,288	685,813	1,000,101

Compensation expense related to un-vested options not yet recognized is $591,000. We expect to recognize this compensation expense over the next three years ($221,000 in 2015, $212,000 in 2016, and $158,000 in 2017). The Company issues new common stock for options exercised.

(12) Net loss per common share

The Company began issuing Series A Preferred Stock September, 1, 2011, as described in note 8. The Series A Preferred Stock is anti-dilutive to the net loss per common share calculation at December 31, 2014 and 2013. The Company has also issued warrants to purchase common stock in conjunction with the sale of convertible preferred stock, discussed in note 8. The warrants and vested stock options are anti-dilutive at December 31, 2014 and 2013 and have not been included in the fully diluted net loss per common share calculation.

As of December 31,	2014	2013
NET LOSS	(5,962,909)	(194,955)
(Loss) attributable to preferred shareholders	(138,374)	(806,624)
LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(6,101,283)	$(1,001,579)

Basic and diluted weighted average shares outstanding	4,909,657	4,758,699
NET LOSS PER COMMON SHARE (BASIC AND DILUTED)
Net loss	$(1.21)	$(0.04)
(Loss) attributable to preferred shareholders	$(0.03)	$(0.17)
Net loss attributable to common shareholders	$(1.24)	$(0.21)

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Commitments

The Company entered into an office lease with U.S. Bank National Association as the landlord. The lease was effective April 22, 2012 with a term through August 31, 2015. The lease is for 11,695 square feet of office space located at 220 South Sixth Street, Minneapolis, Minnesota. The Company is obligated to pay base rent plus common area maintenance and a share of the building operating costs. Rent expenses under this agreement were $211,000 and $200,000 during 2014 and 2013, respectively. The minimum lease payments for 2015 under the lease agreement are $70,000.

(14) Contingencies

Litigation - In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Opportunity Finance, LLC, owned by Jon Sabes and Steven Sabes, is subject to litigation clawback claims by the bankruptcy trustee for third-party matters for payments that may have been deemed preference payments. In addition, Jon Sabes and Steven Sabes are subject to litigation clawback claims by the bankruptcy trustee for third-party matters for payments received from Opportunity Finance that may have been deemed preference payments. If the parties are unsuccessful in defending against these claims, it is possible that their equity ownership in the Company may be sold or transferred to other parties to satisfy such claims. In addition, the Company loaned $1,000,000 to Opportunity Finance, LLC, and was repaid in full plus interest of $177,000. This investment amount may also be subject to clawback claims by the bankruptcy trustee. At present, no such claims have been brought.

(15) Guarantees of L Bonds

GWG Holdings has registered with the SEC the offer and sale $250,000,000 of L Bonds as described in note 7. The secured debentures are secured by the assets of Holdings as described in note 7 and a pledge of all the common stock by the largest shareholders. Obligations under the debentures are guaranteed by GWG Life. This guarantee involves the grant of a security interest in all the assets of GWG Life. The payment of principal and interest on the secured debentures is fully and unconditional guaranteed by GWG Life. Substantially all of the Company’s life insurance policies are held by DLP II and the Trust. The policies held by DLP II are not collateral for the debenture obligations as such policies serve as collateral for the credit facility.

The consolidating financial statements are presented in lieu of separate financial statements and other related disclosures of the subsidiary guarantors and issuer because management does not believe that separate financial statements and related disclosures would be material to investors. There are currently no significant restrictions on the ability of Holdings or GWG Life, the guarantor subsidiary, to obtain funds from its subsidiaries by dividend or loan, except as follows. DLP II is a borrower under a credit agreement with Autobahn, with DZ Bank AG as agent, as described in note 5. The significant majority of insurance policies owned by the Company are subject to a collateral arrangement with DZ Bank AG described in notes 2 and 5. Under this arrangement, collection and escrow accounts are used to fund premiums of the insurance policies and to pay interest and other charges under the revolving credit facility. DZ Bank AG and Autobahn must authorize all disbursements from these accounts, including any distributions to GWG Life. Distributions are limited to an amount that would result in the borrowers (DLP II, GWG Life and Holdings) realizing an annualized rate of return on the equity funded amount for such assets of not more than 18%, as determined by DZ Bank AG. After such amount is reached, the credit agreement requires that excess funds be used for repayments of borrowings before any additional distributions may be made.

The following represents consolidating financial information as of December 31, 2014 and December 31, 2013, with respect to the financial position, and for the three and nine months ended December 31, 2014 and 2013 with respect to results of operations and cash flows of GWG Holdings and its subsidiaries. The parent column presents the financial information of GWG Holdings, the primary obligor of the secured debentures. The guarantor subsidiary column presents the financial information of GWG Life, the guarantor subsidiary of the secured debentures, presenting its investment in DLP II and Trust under the equity method. The non-guarantor subsidiaries column presents the financial information of all non-guarantor subsidiaries including DLP II and Trust.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Balance Sheets

		Guarantor	Non-Guarantor
December 31, 2014	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

A S S E T S

Cash and cash equivalents	$30,446,473	$216,231	$-	$-	$30,662,704
Restricted cash	-	82,500	4,213,553	-	4,296,053
Investment in life settlements, at fair value	-	-	282,883,010	-	282,883,010
Deferred financing costs, net	569,400	1,000,000	-	-	1,569,400
Other assets	1,104,328	777,534	1,777,500	-	3,659,362
Investment in subsidiaries	185,636,417	215,124,779	-	(400,761,196)	-

TOTAL ASSETS	$217,756,618	$217,201,044	$288,874,063	$(400,761,196)	$323,070,529

L I A B I L I T I E S & S T O C K H O L D E R S' E Q U I T Y (D E F I C I T)

LIABILITIES
Revolving credit facility	$-	$-	$72,161,048	$-	$72,161,048
Series I Secured Notes payable	-	27,616,578	-	-	27,616,578
L Bonds	182,782,884	-	-	-	182,782,884
Accounts payable	410,895	242,680	550,000	-	1,203,575
Interest payable	6,598,250	3,513,615	1,016,654	-	11,128,519
Other accrued expenses	301,098	191,753	21,583	-	514,434
Deferred taxes	5,273,555	-	-	-	5,273,555
TOTAL LIABILITIES	195,366,682	31,564,626	73,749,285	-	300,680,593

STOCKHOLDERS’ EQUITY (DEFICIT)
Member capital	-	185,636,418	215,124,778	(400,761,196)	-
Convertible preferred stock	20,527,866	-	-	-	20,527,866
Common stock	5,870	-	-	-	5,870
Additional paid-in capital	16,257,686	-	-	-	16,257,686
Accumulated deficit	(14,401,486)	-	-	-	(14,401,486)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	22,389,936	185,636,418	215,124,778	(400,761,196)	22,389,936

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$217,756,618	$217,201,044	$288,874,063	$(400,761,196)	$323,070,529

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Balance Sheets (continued)

		Guarantor	Non-Guarantor
December 31, 2013	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

A S S E T S

Cash and cash equivalents	$32,711,636	$738,157	$-	$-	$33,449,793
Restricted cash	-	1,420,000	4,412,970	-	5,832,970
Investment in life settlements, at fair value	-	-	234,672,794	-	234,672,794
Deferred financing costs, net	-	-	357,901	-	357,901
Other assets	381,883	484,510	200,625	-	1,067,018
Investment in subsidiaries	129,839,241	159,798,490	-	(289,637,731)	-

TOTAL ASSETS	$162,932,760	$162,441,157	$239,644,290	$(289,637,731)	$275,380,476

L I A B I L I T I E S & S T O C K H O L D E R S' E Q U I T Y (D E F I C I T)

LIABILITIES
Revolving credit facility	$-	$-	$79,000,000	$-	$79,000,000
Series I Secured Notes payable	-	29,275,202	-	-	29,275,202
L Bonds	131,646,062	-	-	-	131,646,062
Accounts payable	233,214	106,655	500,000	-	839,869
Interest payable	3,806,820	3,065,465	337,123	-	7,209,408
Other accrued expenses	340,812	154,594	8,677	-	504,083
Deferred taxes	7,675,174	-	-	-	7,675,174
TOTAL LIABILITIES	143,702,082	32,601,916	79,845,800	-	256,149,798

CONVERTIBLE, REDEEMABLE PREFERRED STOCK	24,722,693	-	-	-	24,722,693

STOCKHOLDERS’ EQUITY (DEFICIT)
Member capital	-	129,839,241	159,798,490	(289,637,731)	-
Common stock	4,562	-	-	-	4,562
Additional paid-in capital	2,942,000	-	-	-	2,942,000
Accumulated deficit	(8,438,577)	-	-	-	(8,438,577)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(5,492,015)	129,839,241	159,798,490	(289,637,731)	(5,492,015)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$162,932,760	$162,441,157	$239,644,290	$(289,637,731)	$275,380,476

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Operations

For the year ended December 31, 2014	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Contract servicing fees	$-	$1,615,674	$-	$(1,615,674)	$-
Gain on life settlements, net	-	-	30,416,127	-	30,416,127
Interest and other income	24,037	231,034	33,469	(228,092)	60,448
TOTAL REVENUE	24,307	1,846,708	30,449,596	(1,843,766)	30,476,575

EXPENSES
Origination and servicing fees	-	-	1,615,674	(1,615,674)	-
Interest expense	18,248,599	3,110,165	5,358,034	-	26,716,798
Employee compensation and benefits	3,018,570	1,951,066	-	-	4,969,636
Legal and professional fees	2,021,763	307,386	10,086	-	2,339,235
Other expenses	2,832,867	1,929,557	281,102	(228,092)	4,815,434
TOTAL EXPENSES	26,121,799	7,298,174	7,264,896	(1,843,766)	38,841,103

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(26,097,762)	(5,451,466)	23,184,700	-	(8,364,528)

EQUITY IN INCOME OF SUBSIDIARIES	17,733,234	23,184,700	-	(40,917,934)	-

NET INCOME BEFORE INCOME TAXES	8,364,528	17,733,234	23,184,700	(40,917,934)	(8,364,528)

INCOME TAX BENEFIT	(2,401,619)	-	-	-	(2,401,619)
NET INCOME (LOSS)	(5,962,909)	17,733,234	23,184,700	(40,917,934)	(5,962,909)
(Loss) attributable to preferred shareholders	(138,374)	-	-	-	(138,374)
LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(6,101,283)	$-	$-	$-	$(6,101,283)

For the year ended December 31, 2013	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Contract servicing fees	$-	$3,710,737	$-	$(3,710,737)	$-
Gain on life settlements, net	-	-	29,513,642	-	29,513,642
Interest and other income	3,334,331	2,612,420	79,767	(2,475,386)	3,551,132
TOTAL REVENUE	3,334,331	6,323,157	29,593,409	(6,186,123)	33,064,774

EXPENSES
Origination and servicing fees	-	-	3,710,737	(3,710,737)	-
Interest expense	11,800,718	3,684,811	5,277,115	-	20,762,644
Employee compensation and benefits	3,424,383	1,619,465	-	-	5,043,848
Legal and professional fees	1,206,520	514,728	32,961	-	1,754,209
Other expenses	2,004,636	1,463,084	2,532,927	(2,475,386)	3,525,261
TOTAL EXPENSES	18,436,257	7,282,088	11,553,740	(6,186,123)	31,085,962

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(15,101,926)	(958,931)	18,039,669	-	1,978,812

EQUITY IN INCOME OF SUBSIDIARIES	17,080,738	18,088,189	-	(35,168,927)	-

NET INCOME BEFORE INCOME TAXES	1,978,812	17,129,258	18,039,669	(35,168,927)	1,978,812

INCOME TAX EXPENSE	2,173,767	-	-	-	2,173,767
NET INCOME (LOSS)	(194,955)	17,129,258	18,039,669	(35,168,927)	(194,955)
Accretion of preferred stock to liquidation value	(806,624)	-	-	-	(806,624)
LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,001,579)	$-	$-	$-	$(1,001,579)

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows

For the year ended December 31, 2014	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,962,909)	$17,733,234	$23,184,700	$(40,917,934)	$(5,962,909)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Equity of subsidiaries	(17,733,234)	(23,184,700)	-	40,917,934	-
Gain on life settlements	-	-	(39,928,003)	-	(39,928,003)
Amortization of deferred financing and issuance costs	2,967,617	479,278	357,900	-	3,804,795
Deferred income taxes	(2,401,619)	-	-	-	(2,401,619)
Preferred stock issued for dividends	774,085	-	-	-	774,085
Convertible, redeemable preferred stock dividends payable	(116,207)	-	-	-	(116,207)
(Increase) decrease in operating assets:
Due from related parties	-	(291)	-	-	(291)
Insurance benefits receivable	-	-	(1,750,000)	-	(1,750,000)
Other assets	(39,118,259)	(33,434,321)	-	70,205,530	(2,347,050)
Increase (decrease) in operating liabilities:
Accounts payable	177,681	136,025	50,000	-	363,706
Interest payable	3,359,926	599,419	679,531	-	4,638,876
Other accrued expenses	430,601	16,367	10,408	-	457,376
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(57,622,318)	(37,654,989)	(17,395,464)	70,205,530	(42,467,241)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	-	-	(12,292,401)	-	(12,292,401)
Proceeds from settlement of life settlements	-	-	4,185,813	-	4,185,813
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(8,106,588)	-	(8,106,588)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from revolving credit facility	-	-	(6,838,952)	-	(6,838,952)
Payments for redemption of Series I Secured Notes payable	-	(2,268,379)	-	-	(2,268,379)
Proceeds from issuance of debentures	65,713,297	-	-	-	65,713,297
Payments for issuance of debentures	(4,104,876)	-	-	-	(4,104,876)
Payments for redemption of debentures	(14,429,017)	-	-	-	(14,429,017)
Proceeds (payments) from restricted cash	-	1,337,500	199,416	-	1,536,916
Issuance of common stock	8,642,990	-	-	-	8,642,990
Issuance of member capital	-	38,063,942	32,141,588	(70,205,530)	-
Payments for redemption of preferred stock	(456,239)	-	-	-	(465,239)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	55,357,155	37,133,063	25,502,052	(70,205,530)	47,786,740

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,265,163)	(521,926)	-	-	(2,787,089)

CASH AND CASH EQUIVALENTS
BEGINNING OF THE YEAR	32,711,636	738,157	-	-	33,449,793

END OF THE YEAR	$30,446,473	$216,231	$-	$-	$30,662,704

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows (continued)

For the year ended December 31, 2013	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(194,955)	$17,129,258	$18,039,669	$(35,168,927)	$(194,955)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Equity of subsidiaries	(17,080,738)	(18,088,189)	-	35,168,927	-
Gain on life settlements	-	-	(39,337,542)	-	(39,337,542)
Amortization of deferred financing and issuance costs	1,908,248	823,004	(260,861)	-	2,470,391
Deferred income taxes	2,173,767	-	-	-	2,173,767
Preferred stock issued for dividends	623,899	-	-	-	623,899
Convertible, redeemable preferred stock dividends payable	255	-	-	-	255
Repurchase of common stock	(3,252,400)				(3,252,400)
(Increase) decrease in operating assets:
Due from related parties	-	8,613	-	-	8,613
Insurance benefits receivable	-	-	2,850,000	-	2,850,000
Other assets	(51,522,808)	(45,077,218)	-	96,033,606	(566,420)
Increase (decrease) in operating liabilities:
Accounts payable	160,130	1,680	208,000	-	369,810
Interest payable	2,399,975	809,540	208,918	-	3,418,433
Other accrued expenses	277,321	(224,990)	(1,690)	-	50,641
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(64,507,306)	(44,618,302)	(18,293,506)	96,033,606	(31,385,508)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	-	-	(34,997,500)	-	(34,997,500)
Proceeds from settlement of life settlements	-	-	4,563,896	-	4,563,896
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(30,433,604)	-	(30,433,604)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from revolving credit facility	-	-	8,000,000	-	8,000,000
Payments for redemption of Series I Secured Notes payable	-	(8,671,624)	-	-	(8,671,624)
Proceeds from issuance of debentures	85,260,976	-	-	-	85,260,976
Payments for issuance of debentures	(4,320,542)	-	-	-	(4,320,542)
Payments for redemption of debentures	(8,143,363)	-	-	-	(8,143,363)
Proceeds (payments) from restricted cash	-	328,700	(4,068,578)	-	(3,739,878)
Issuance of member capital	-	51,237,918	44,795,688	(96,033,606)	-
Payments for redemption of preferred stock	(613,708)	-	-	-	(613,708)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	72,183,363	42,894,994	48,727,110	(96,033,606)	67,771,861

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,676,057	(1,723,308)	-	-	5,952,749

CASH AND CASH EQUIVALENTS
BEGINNING OF THE YEAR	25,035,579	2,461,465	-	-	27,497,044

END OF THE YEAR	$32,711,636	$738,157	$-	$-	$33,449,793

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) Concentration

GWG purchases life insurance policies written by life insurance companies having investment grade ratings by independent rating agencies. As a result there may be certain concentrations of contracts with life insurance companies. The following summarizes the face value of insurance contracts with specific life insurance companies exceeding 10% of the total face value held by the Company.

	As of December 31,
Life insurance company	2014	2013

AXA Equitable	14.55%	16.58%
John Hancock	11.48%	11.34%

The following summarizes the number of insurance contracts held in specific states exceeding 10% of the total face value held by the Company:

	As of December 31,
State of residence	2014	2013

California	28.87%	28.14%
Florida	18.56%	15.59%
New York	*	10.65%

* percentage does not exceed 10% of the total face value.

(17) Subsequent events

Subsequent to December 31, 2014, four policies covering three individuals have matured. The combined insurance benefits of these three policies were $21,125,000. The Company recorded realized gains of $18,194,000 on four policies.

Effective January 9, 2015, GWG launched a $1 billion follow-on to our publicly registered L Bond offering. GWG is offering L Bonds on a continuous basis and there is no minimum amount of L Bonds that must be sold before GWG can use proceeds from the sale of L Bonds. GWG plans to use the net proceeds from the offering of the L Bonds primarily to purchase and finance additional life insurance assets, and to service and retire other outstanding debt obligations. Emerson Equity LLC is serving as the managing broker-dealer for the offering, which is being sold through a network of participating dealers and licensed financial advisors and representatives in minimum increments of $25,000.

Subsequent to December 31, 2014, the Company has issued approximately an additional $19,051,000 in principal amount of L Bonds.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met.

As of December 31, 2014, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only with proper authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 based on criteria for effective control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), 2013 framework in “Internal Control—Integrated Framework.” Based on this assessment, our management concluded that, as of the evaluation date, we maintained effective internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The name, age and positions of our current executive officers and directors are as follows:

Name	Age	Positions
Jon R. Sabes	48	Chief Executive Officer and Director
Paul A. Siegert	76	Executive Chairman (Chairman of the Board)
Steven F. Sabes	46	Executive Vice President of Originations and Servicing, Secretary and Director
William B. Acheson	50	Chief Financial Officer
Jon L. Gangelhoff	56	Chief Operating Officer
Michael D. Freedman	51	President
David H. Abramson	73	Director
Charles H. Maguire III	71	Director
Jeffrey L. McGregor	61	Director
Shawn R. Gensch	45	Director

Jon R. Sabes, co-founder and Chief Executive Officer of our company, is a financial professional with over 20 years of experience in the fields of finance, venture capital, business development, managerial operations, and federal taxation. Since 1999, Mr. Sabes has served as Chief Executive Officer of Opportunity Finance, LLC, a family investment company specializing in structured finance. Over his career, Mr. Sabes has been active in receivable financing, life insurance financing, and casualty insurance financing, structuring over $900 million in financing commitments for his related businesses. Mr. Sabes’ experience includes co-founding and leading the development of two leading insurance-related finance companies: GWG Life, a company in the life insurance finance industry founded in 2006, and MedFinance, an innovator in casualty insurance and healthcare finance founded in 2005. Through these companies, Mr. Sabes has developed and applied financial structuring techniques, underwriting algorithms, and business modeling aspects to the insurance industry. Mr. Sabes’ education includes a Juris Doctor degree cum laude from the University of Minnesota Law School, and a Bachelor of Arts degree in Economics from the University of Colorado. Over his career, Mr. Sabes has held several licenses and professional association memberships including FINRA Series 7, Series 63, Minnesota State Bar Association, and American Bar Association. In addition to being an active father of three, Mr. Sabes serves on the boards of Saving Children and Building Families, and the Insurance Studies Institute. Mr. Sabes is the brother of Steven F. Sabes. Mr. Sabes has served as our Chief Executive Officer, and a director, since 2006.

Paul A. Siegert, co-founder of our company, has over 50 years of experience in national and international business with focus on general business, financial and investment strategies, management practices, fiscal controls, profit incentives, systems and corporate structuring and governance. Over his career, Mr. Siegert has consulted to Fortune 500 corporations, regional firms, emerging businesses, government and education, and has served as director, general partner and advisor to partnerships and corporations, including restructuring of economically troubled businesses. Mr. Siegert has provided written testimony to the Senate Finance Committee regarding SEC practices and created two companies registered under the Investment Advisors Act of 1940. Mr. Siegert was an active participant in the formation and direction of the Colorado Institute for Artificial Intelligence at the University of Colorado. Mr. Siegert’s education includes studies toward a Master of Business Administration, University of Chicago; and Bachelor of Science and Industrial Management, Purdue University. His insurance-related experiences include the creation of one of the nation’s first employer self-funded life, medical and disability insurance programs; designing medical, life insurance and social security opt-out programs for educational institutions; incorporation of financial analysis disciplines in life insurance and estate planning; and strategizing of key-man insurance plans and life insurance in business continuation planning for corporations and senior executives. From 1979 to 1986, Mr. Siegert was nationally recognized as a tax and estate planning expert. In 1999, Mr. Siegert retired from active business to engage in various personal financial and investment endeavors. In 2004, he founded Great West Growth, LLC, a Nevada limited liability company and a predecessor to GWG Life, to purchase life insurance policies. In his capacities with GWG Life, he created an insurance policy valuation and pricing model, created life insurance policy purchase documentation, undertook state licensing and compliance and developed operating and marketing systems. Mr. Siegert currently serves as the President and Chief Executive Officer of the Insurance Studies Institute, which he founded in 2007, and also serves on the Board of Directors of the Life Insurance Settlement Association. Mr. Siegert currently serves as Director and Executive Chairman of the Board of GWG Holdings, Inc., and served as its President until May 30, 2014. He has been active in a variety of charities and foundations, including Rotary International.

Steven F. Sabes, co-founder, Executive Vice President of Originations and Servicing and Secretary of our company, is responsible for various managerial aspects of our business, with a specific focus on treasury and financial operations, life insurance policy purchasing, and specialty finance operations. Since 1998, Mr. Sabes has served as a Managing Director of Opportunity Finance, LLC, a family investment company specializing in structured finance. Mr. Sabes holds a Doctor of Philosophy in organic chemistry from the University of Minnesota, as well as a Bachelor of Arts degree in organic chemistry from Colorado College. Mr. Sabes is the brother of Jon Sabes. Mr. Sabes has served as our Secretary, and a director, since 2006. He also served as our Chief Operating Officer from 2006 until May 30, 2014, when he was appointed as our President. On November 13, 2014, Mr. Sabes resigned from the position of President and was appointed Executive Vice President of Originations and Servicing.

William B. Acheson became our Chief Financial Officer on May 30, 2014. Prior to joining us, Mr. Acheson served as Chief Financial Officer and Senior Vice President of Strategic Development for The Homeownership Preservation Foundation, a residential real estate foreclosure prevention organization seeded by GMAC, from 2009 through 2013. Prior to that, Mr. Acheson served as Managing Director of Global Structured Finance and Investments at Merrill Lynch in London, England, from 2007 through 2008. From 1991 to 2007, Mr. Acheson spent his career at GMAC-RESCAP, where he served as Managing Director for a number of business units, concluding his career as Chief Financial Officer of the United Kingdom division from 2005 through 2007. Mr. Acheson’s international experience includes structured finance, capital markets, and risk management experience in Canada, United Kingdom, Ireland, Eastern Europe, Western Europe, and Latin America. Mr. Acheson earned a Bachelor of Science degree in accounting from the College of St. Thomas in St. Paul, Minnesota, and earned his Certified Public Accountant certificate in 1991 while working for Ernst & Young in Minneapolis, Minnesota.

Jon L. Gangelhoff, our Chief Operating Officer, has served rapidly growing businesses in several industries as chief financial officer with a strong focus on business operations since 1986. Prior to joining our company as Chief Financial Officer in March 2009, he served as chief financial officer for Northern Metal Recycling, a metal recycling firm the sales of which exceeded $500 million annually, from 2006 to 2008. Mr. Gangelhoff’s responsibilities at Northern Metal Recycling included acquisition and related integration operations focused on finance, information systems, and human resources functions. Prior to that, from 2003 to 2006, Mr. Gangelhoff served as the chief financial officer of Kuhlman Company, formerly a public reporting company, where he established corporate infrastructure, developed financial reporting and internal control systems, and managed the SEC reporting process. During his 25-year career, Mr. Gangelhoff has used an integrated hands-on and financial management approach to improve the performance of the companies he served in a variety of industries. Mr. Gangelhoff holds a Bachelor of Arts degree from Mankato State University. Mr. Gangelhoff was appointed as our Chief Operating Officer on May 30, 2014.

Michael D. Freedman, our President, joined GWG in September 2014 as General Counsel and was appointed President in November. For over a decade, he has been the life settlement industry’s chief advocate for laws promoting life settlements as a way for seniors to fund their retirement and long-term care needs. Mr. Freedman was a driving force behind the development of life settlement laws in 42 states and more than 60 different pieces of legislation, including several federal laws. Also in 2014, Mr. Freedman was elected to the Board of Directors of the Life Insurance Settlement Association for a three-year term, and he founded Sentinel Solutions, LLC, a provider of strategic services to clients in the life settlement and related industries, including insurance and financial services. Previously he served as the Senior Vice President of Government Affairs at Coventry First, LLC, a participant in the life settlement industry, from June 2002 to December 2013. Mr. Freedman received his Juris Doctor from the University at Buffalo School of Law in 1993, for which he served for two years as the Graduate Fellow in Public Interest/Public Service. Mr. Freedman was appointed as our President on November 13, 2014.

David H. Abramson, a certified public accountant, is presently the Chairman and Chief Executive Officer of David Abramson & Associates, LLC, an executive search and leadership development and financial consulting firm that he founded in 2002. The firm provides retained executive search services at the senior leadership levels as well as senior leadership mentoring and coaching. In addition, the firm provides financial and other consulting services to clients. In 2001, Mr. Abramson was a Senior Vice President of AXA Financial/Equitable Life Insurance based in New York City, and served as Chairman and Chief Executive Officer of Grant Thornton Advisors, a joint venture of AXA Financial and Grant Thornton. Required by his responsibility, Mr. Abramson held NASD series 7, 24 and 66 licenses during his tenure at Grant Thornton Advisors. From 1999 to 2001 Mr. Abramson was Grant Thornton’s National Managing Partner of Financial Advisory Services where he led the design of the vision, strategy, governance and operational planning for Grant Thornton Advisors. Grant Thornton Advisors was designed to offer personal financial and estate planning, and investment and insurance products and services to middle-market companies, their owners and officers and other high net worth individuals.

The core of Mr. Abramson’s career was as a Partner in Grant Thornton from 1972 until 2001. In 1972, Mr. Abramson became an Audit Partner and the Minneapolis Office Managing Partner, and he continued serving in those roles throughout most of his time at Grant Thornton. Mr. Abramson also became a member of Grant Thornton’s National Senior Leadership Team in 1982 and continued in that role until 2001. In this regard, his primary responsibility was Regional Managing Partner with direct line responsibility over assigned operating offices throughout the country. From 1988 to 1990, Mr. Abramson was Grant Thornton’s National Managing Director of Client Services directly responsible for the professional services of Assurance, Tax and Management Consulting as well as for Human Resources, Marketing and Strategic Planning. During the 1990s, Mr. Abramson also led the development and implementation of the Manufacturing/Distribution Services practice. Mr. Abramson’s partners at Grant Thornton elected him to serve on Grant Thornton’s 11-person Partnership Board for three terms from 1982 to 1990. This board provided oversight and direction related to governance, partner admission and compensation, financial and strategic issues.

Mr. Abramson previously served on the Board of Directors of Southwest Casino Corporation, and served as Chairman of that board’s Audit Committee and a member of its Governance and Nominating Committee from 2006 to 2009. Mr. Abramson has also served as a board member, Chairman or President of a number of nonprofit organizations, including President of the Minnesota Society of CPAs, Chairman of The Greater Minneapolis Chamber of Commerce, and President of Temple Israel. He currently is a Member of the University of Minnesota Carlson School Of Management Alumni Board.

Mr. Abramson received his B.S. degree (Accounting) from the University of Minnesota and his M.B.A. from the University of Michigan.

Charles H. Maguire III, a registered FINRA Arbitrator, has over 35 years of experience in the financial services industry. The core of Mr. Maguire’s career has been with Merrill Lynch and Company from 1969 to 2004. In one of his last positions with Merrill Lynch, Mr. Maguire served as Director of Financial Institutions Services Group, where he had complete responsibility for the Merrill Lynch’s institutional client services within its domestic branch office system. In addition, Mr. Maguire oversaw the professional teams responsible for product creation and had oversight of an institutional trading desk in New York City. Mr. Maguire’s most notable contribution to Merrill Lynch was the creation of the Consults Product, which to this day is one of the most profitable products at Merrill Lynch. In addition to serving as Director of Financial Institutions Services Group, Mr. Maguire held a variety of sales and management roles at Merrill Lynch, including Sales Manager, Resident Vice President, Regional Sales Manager, Senior Resident Vice President, and Managing Director.

From 2009 to 2011, Mr. Maguire served as a leadership consultant for the University of Cincinnati School of Medicine and the Economic Center, University of Cincinnati. From 2005 to 2007, Mr. Maguire also served as the Senior Advisor on Staff to the Governor of the State of South Carolina, the Director of Cabinet Affairs, and the Chief of Staff of the Department of Commerce for the State of South Carolina. During his tenure as Director of Cabinet Affairs for the Governor of the State of Carolina, Mr. Maguire was fully responsible for overseeing the operations of all agencies that reported to the Governor of South Carolina. In his role as Chief of Staff of the South Carolina Department of Commerce, Mr. Maguire was responsible for the daily operations of the Department of Commerce. During his tenure with the Department of Commerce, Mr. Maguire led the restructuring of the Department of Commerce, which led to South Carolina becoming one of the top three states for job creation and corporate relocations.

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

Mr. McGregor has led teams that represented all traditional life insurance products – term, whole life, universal life, disability insurance, long-term care, along with high-net worth and estate planning strategies that maximize the protection and tax advantages that life insurance products provide. Mr. McGregor has worked closely with product development teams in determining the risk and required sales results necessary to meet profitability targets. Mr. McGregor professional career encompasses the oversight and creation of marketing, sales presentations and advisor/only materials, seeking a balanced approached to the risks and rewards of the insurance, annuity and asset management products offered.

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

From 2001 to 2004, Mr. McGregor was President of AXA Distributors, where he was responsible for the sales and distribution of insurance and annuity products manufactured by AXA Financial. In 2003, Mr. McGregor’s sales team achieved annuity sales of $7.0 billion. This record sales year resulted in AXA Distributors’ market share position going from number six in 2002 to number two in 2003. From 1988 to 1998, Mr. McGregor served in a variety of senior leadership positions for Colonial Investment Services. Mr. McGregor was named President of Colonial Investment Services in 1990 and joined Colonial’s Board of Directors. During his tenure, assets under management grew from $9.0 billion to $24.0 billion. During Mr. McGregor’s leadership, Colonial earned a number one rating in wholesaler and marketing support three times, according to Dalbar Survey. Over his career, Mr. McGregor has also worked with American Capital, Prudential-Bache Securities, Planco and IDS, where he began his career as a financial advisor in 1978. Mr. McGregor has earned numerous industry degrees and certifications, including LUTC CFP, CLU, and NASD licenses Series 7 and 24. Mr. McGregor received his B.S. and M.B.A. from California Coast University. In 2012, Mr. McGregor authored a life experience and motivational book — A Spirit Never Tires — which echoes his results driven style to inspire others through passion, energy, courage and a positive attitude.

Shawn R. Gensch is a financial and marketing executive with over 20 years of professional experience. Previously, Mr. Gensch was the Senior Vice President, Marketing, at Target Corporation, a role he held from 2012 through 2013, and in which he led, among other things, that corporation’s media strategy, public relations, events and lifestyle marketing efforts. In previous marketing roles with Target, beginning in 2008, Mr. Gensch led brand marketing, storewide and seasonal campaigns, agency management, and marketing finance, production and technology teams. Prior to 2008, Marketing, Mr. Gensch served as the initial President of Target Bank (2003-2007), served as Vice President, Financial Product Design & Development, at Target Financial Services (2005-2008), and served as Director of New Business Development (2003-2005). Prior to joining Target Corporation in 2003, Mr. Gensch worked in various roles in the structured finance, insurance, banking and related consulting industries, including work as Vice President and Assistant Treasurer of Green Tree Financial Corporation (Conseco Finance), in which role he led that corporation’s commercial paper program and asset-based funding conduits, syndicated banking lines and structured-finance securitization efforts across a variety of asset classes. Mr. Gensch began his career with KPMG as an Assurance Accountant in 1992.

Mr. Gensch is co-founder of a mobile technology company, serves as a director of Anser Innovation, a technology company developing Internet-based software and hardware to enhance remote interaction, and is currently also Chair of the Board of Directors of Avenues for Homeless Youth based in Minneapolis, Minnesota. He previously served on the Board of Directors of the Walker Art Center, Minneapolis, Minnesota. Mr. Gensch graduated from the University of Wisconsin-Eau Claire with a B.S. degree in accounting.

Director Qualifications, Independence and Board Committees

When considering whether directors have the experience, qualifications, attributes and skills to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Board of Directors focuses primarily on the information discussed in each of the directors’ individual biographies set forth above. With regard to Mr. Jon R. Sabes, the Board considered his significant experience, expertise and background with regard to financial matters, and his demonstrated experience and skills in managing the Company’s business. With respect to Mr. Siegert, the Board considered his significant experience in securities and finance, and his background in secondary life insurance market. With regard to Mr. Steven F. Sabes, the Board considered his background and experience with the Company and its business. With regard to Mr. McGregor, the Board considered his experience in the financial and insurance industries, and in particular his sales, marketing and leadership experience relative to those industries. In the case of Mr. Maguire, the Board considered his extensive background in the financial services industry and service in various leadership positions for multiple organizations. With regard to Mr. Abramson, the Board considered his extensive background and knowledge of accounting and finance, his focus on wealth management, and prior leadership positions. With regard to Mr. Gensch, the Board considered his finance background as well as his marketing expertise.

The Board of Directors periodically reviews relationships that directors have with the Company to determine whether the directors are independent. Directors are considered “independent” as long as they do not accept any consulting, advisory or other compensatory fee (other than director fees) from the Company, are not an affiliated person of the Company or its subsidiaries (e.g., an officer or a greater-than-ten-percent stockholder) and are independent within the meaning of applicable laws, regulations, and the NASDAQ listing rules. In this latter regard, the Board of Directors uses the NASDAQ listing rules (specifically, Section 5605(a)(2) of such rules) as a benchmark for determining which, if any, of its directors are independent, solely in order to comply with applicable SEC disclosure rules. The Board of Directors has determined that, of its current directors, Messrs. Abramson, McGregor, Maguire III and Gensch are independent within the meaning of the NASDAQ listing rule cited above. In the case of Mr. Siegert, his position as an executive officer of the Company precludes him from being considered independent. In the case of both Messrs. Jon R. and Steven F. Sabes, their positions as executive officers of the Company, together with their beneficial ownership of more than ten percent of the common stock of the Company, similarly preclude them from being considered independent within the meaning of the cited NASDAQ listing rule.

Our Board of Directors has an Audit Committee, Compensation Committee and Nomination and Corporate Governance Committee. The Audit Committee is composed of Messrs. Abramson (Chair), McGregor, Maguire and Gensch. The Compensation Committee is composed of Messrs. Maguire (Chair), Abramson and Gensch. The Nomination and Corporate Governance Committee is composed of Messrs. McGregor (Chair) and Abramson.

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

ITEM 11.	EXECUTIVE COMPENSATION AND RELATED-PARTY TRANSACTION DISCLOSURES

Summary Compensation Table

The following table sets forth the cash and non-cash compensation awarded to or earned by: (i) each individual who served as the principal executive officer and principal financial officer of GWG Holdings during the years ended December 31, 2014 and 2013; and (ii) each other individual that served as an executive officer of either GWG Holdings or GWG Life, Inc. at the conclusion of the years ended December 31, 2014 and 2013 and who received more than $100,000 in the form of salary and bonus during such fiscal year. For purposes of this document, these individuals are collectively the “named executives” of the Company.

Name and Principal Position		Salary	Bonus and Other	Total
Jon R. Sabes	2014	$371,546	$40,036	$411,582
Chief Executive Officer	2013	$350,000	$561,486	$911,486

Michael D. Freedman	2014	$87,500	$102,985	$190,485
President	2013	$-	$-	$-

William B. Acheson	2014	$115,385	$6,060	$121,445
Chief Financial Officer	2013	$-	$-	$-

Jon L. Gangelhoff	2014	$223,077	$24,707	$247,784
Chief Operating Officer	2013	$120,000	$70,520	$190,520

Steven F. Sabes	2014	$194,784	$21,189	$215,973
Executive Vice President and Secretary	2013	$150,000	$437,899	$587,899

Paul A. Siegert	2014	$186,539	$21,189	$207,728
President and Chairman of the Board	2013	$150,000	$56,867	$206,867

Employment Agreements and Change-in-Control Provisions

In June 2011, we entered into employment agreements with each of Messrs. Jon R. Sabes, Steven F. Sabes, Paul A. Siegert and Jon Gangelhoff. Mr. Jon R. Sabes is our Chief Executive Officer; Mr. Steven F. Sabes is our Executive Vice President of Originations and Servicing and Secretary and previously served as our President and our Chief Operating Officer; Mr. Siegert previously served as our President and Chairman of the Board and is currently the Executive Chairman of the Board; and Mr. Gangelhoff previously served as our Chief Financial Officer and is currently our Chief Operating Officer. On May 30, 2014, we entered into an employment agreement with William Acheson coincident with his appointment as our new Chief Financial Officer. These employment agreements establish key employment terms (including reporting responsibilities, base salary, discretionary and bonus opportunity and other benefits), provide for severance benefits in certain situations, and contain non-competition, non-solicitation and confidentiality covenants.

Under their respective employment agreements, Mr. Jon R. Sabes receives an annual base salary of $480,000 (effective December 1, 2014), Messrs. Steven F. Sabes, William Acheson and Paul A. Siegert receive an annual base salary of $200,000, and Mr. Gangelhoff receives an annual base salary of $250,000. The employment agreements contain customary provisions prohibiting the executives from soliciting our employees for a period of 12–18 months after any termination of employment, and from competing with the Company for either two years (if the executive is terminated for good cause or if he resigns without good reason) or one year (if we terminate the executive’s employment without good cause or if he resigns with good reason). In the case of Mr. Acheson, his employment agreement prohibits him from competing against the Company for a one-year period after his termination of employment, regardless of the circumstances relating to that termination. If an executive’s employment is terminated by us without “good cause” or if the executive voluntarily resigns with “good reason,” then the executive will be entitled to (i) severance pay for a period of 12 months and (ii) reimbursement for health insurance premiums for his family if he elects continued coverage under COBRA.

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

All of the foregoing executive employment agreements include a provision allowing us to reduce their severance payments and any other payments to which the executive becomes entitled as a result of our change in control to the extent needed for the executive to avoid paying an excise tax under Code Section 280G, unless the named executive officer is better off, on an after-tax basis, receiving the full amount of such payments and paying the excise taxes due.

In September 2014, we entered into an employment agreement with Michael D. Freedman, who was appointed as our President in November 2014. Under his employment agreement, Mr. Freedman receives an annual base salary of $350,000 and a signing bonus of $200,000. His employment agreement contains customary provisions prohibiting him from soliciting our employees or customers for a one-year period after his termination of employment, regardless of the circumstances relating to that termination. If Mr. Freedman’s employment is terminated without “cause” or if he voluntarily resigns with “good reason,” then he will be entitled to (i) severance pay equal to one-half of his annual salary then in effect (if such termination or resignation occurs one year or less from the date he was first employed by the Company) or his annual salary then in effect (if such termination or resignation occurs more than one year from the date he was first employed by the Company) 12 months; and (ii) reimbursement for health insurance premiums for his family if he elects continued coverage under COBRA for 6 months (if such termination or resignation occurs one year or less from the date he was first employed by the Company) or for 12 months (if such termination or resignation occurs more than one year from the date he was first employed by the Company).

2013 Stock Incentive Plan

In April 2013, our Board of Directors and our stockholders adopted the 2013 Stock Incentive Plan. The plan was subsequently revised on March 4, 2015 and reserved 2,000,000 shares of common stock for issuance. The 2013 Stock Incentive Plan permits the grant of both incentive and non-statutory stock options. As of December 31, 2014, there are 682,101 common shares issuable upon exercise of outstanding incentives granted under the plan. The Board of Directors adopted the 2013 Stock Incentive Plan to provide a means by which our employees, directors, officers and consultants may be granted an opportunity to purchase our common stock, to assist in retaining the services of such persons, to secure and retain the services of persons capable of filling such positions and to provide incentives for such persons to exert maximum efforts for our success.

In September 2014, as an inducement grant we granted an option outside the 2013 Stock Incentive Plan, exercisable into an aggregate of 318,000 shares of common stock, to Michael D. Freedman, who was then a new management employee.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2014, our named executives had the following outstanding options to purchase common stock:

	Vested Shares	Un-Vested Shares	Total Shares
Jon R. Sabes	2,000	19,000	21,000
Michael D. Freedman	-	318,000	318,000
William B. Acheson	2,500	40,000	42,500
Jon L. Gangelhoff	59,000	33,000	92,000
Steven F. Sabes	25,833	16,667	42,500
Paul A. Siegert	25,834	11,666	37,500
	115,167	438,333	553,500

DIRECTOR COMPENSATION

The following table sets forth the cash and non-cash compensation awarded to or earned by each individual who served as a member of the board of directors of GWG Holdings during the year ended December 31, 2014.

Fees Earned or Paid in Cash
Director’s Name	2014
Paul A. Siegert (Chairman)	$20,000
Jon R. Sabes	$20,000
Steven F. Sabes	$20,000
David H. Abramson	$44,000
Charles H. Maguire III	$32,000
Jeffrey L. McGregor	$32,000
Shawn R. Gensch	$21,000

Each independent board member receives base compensation of $5,000 and an option to purchase 1,000 shares of the Company’s common stock per quarter. In addition, the chairman of the audit committee receives $4,000 and an option to purchase up to 1,000 shares of the Company’s common stock per quarter. The chairmen of the compensation committee and the corporate governance committee each receive $2,000 and an option to purchase up to 500 shares of the Company’s common stock per quarter. Also each non-chair member of committees receives $1,000 and an option to purchase up to 250 shares of the Company’s common stock per quarter.

Upon joining the board, each independent director also received stock options that vest quarterly over three years commensurate with their board responsibilities as follows: David H. Abramson 42,500 options, Jeffrey L. McGregor 29,750 options, Charles H. Maguire III 29,750 options, and Shawn R. Gensch 22,500 options. The executive officers employed by the Company receive no additional compensation for service on the board.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The following table sets forth the number and percentage of outstanding common shares beneficially owned as of March 13, 2015, by:

●	each person known by us to be the beneficial owner of more than five percent of our outstanding common stock;
●	each of our current directors;
●	each our current executive officers and any other persons identified as a “named executive” in the Summary Compensation Table above; and
●	all our current executive officers and directors as a group.

Shares beneficially owned and percentage ownership is based on 5,870,193 shares of common stock outstanding. Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. Shares of common stock issuable upon exercise of options or warrants that are currently exercisable or exercisable within 60 days of the record rate, and shares of common stock issuable upon conversion of other securities currently convertible or convertible within 60 days, are deemed outstanding for computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Under the applicable SEC rules, each person’s beneficial ownership is calculated by dividing the total number of shares with respect to which they possess beneficial ownership by the total number of outstanding shares of the Company. In any case where an individual has beneficial ownership over securities that are not outstanding, but are issuable upon the exercise of options or warrants or similar rights within the next 60 days, that same number of shares is added to the denominator in the calculation described above. Because the calculation of each person’s beneficial ownership set forth in the “Percentage of Common Shares” column of the table may include shares that are not presently outstanding, the sum total of the percentages set forth in such column may exceed 100%. Unless otherwise indicated, the address of each of the following persons is 220 South Sixth Street, Suite 1200, Minneapolis, Minnesota 55402, and each such person has sole voting and investment power with respect to the shares set forth opposite his, her or its name.

Name	Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Jon R. Sabes (1)	2,516,060	42.8%
Steven F. Sabes (2)	2,488,748	42.2%
Paul A. Siegert (3)	227,946	3.9%
Jon L. Gangelhoff (4)	60,667	*
David H. Abramson (5)	30,000	*
Jeffrey L. McGregor (6)	21,000	*
Charles H. Maguire (7)	21,000	*
Shawn R. Gensch (8)	10,500	*
Michael D. Freedman (9)	2,700	*
William B. Acheson (10)	2,500	*
All current directors and officers as a group	4,792,035	78.9%

*	less than one percent.
**	total is reduced by 489,086 shares to avoid double-counting shares over which both Jon and Steven Sabes possess beneficial ownership through Opportunity Finance, LLC, and further reduced by 100,000 shares held by Insurance Strategies Fund, LLC (again, to avoid double-counting those shares).

(1)	Mr. Sabes is our Chief Executive Officer and a director of the Company. Shares reflected in the table include 1,092,276 shares held individually, 489,086 shares held by Opportunity Finance, LLC, a Minnesota limited liability company of which Mr. Sabes is a manager and member, 169,671 shares held by Jon Sabes 1992 Trust No.1, a trust of which Mr. Sabes is the beneficiary, 168,801 shares held by Jon Sabes 12.30.92 Trust, a trust of which Mr. Sabes is a beneficiary, 241,631 shares held by Jon Sabes 1982 Trust, a trust of which Mr. Sabes is a beneficiary, and 163,737 shares held by Jon Sabes 1976 Trust, a trust of which Mr. Sabes is a beneficiary. Also included are 102,192 shares held by Mr. Sabes’ immediate family members. The trustees of each of the trusts are Robert W. Sabes, Steve F. Sabes and Ross A. Sabes. The number of shares also includes 3,667 stock options currently exercisable or exercisable within 60 days granted pursuant to stock option agreements. Figures also include 100,000 shares held by Insurance Strategies Fund, LLC, a Delaware limited liability company over whose securities each of Jon R. and Steven F. Sabes exercise voting and dispositive control. Jon R. and Steve F. Sabes disclaim beneficial ownership over the shares held by Insurance Strategies Fund, LLC except to the extent of their pecuniary interest in such shares.

(2)	Mr. Sabes is our Executive Vice President of Originations and Servicing, Secretary and a director of the Company. Shares reflected in the table include 799,779 shares held individually, 489,086 shares held by Opportunity Finance, LLC, a Minnesota limited liability company of which Mr. Sabes is a manager and member, 521,158 shares held by Moe Sabes 1982 Trust FBO Steven Sabes, a trust of which Mr. Sabes is the beneficiary, 350,779 shares held by Esther Sabes 1992 Trust FBO Steven Sabes, a trust of which Mr. Sabes is a beneficiary, and 200,445 shares held by Moe Sabes 1976 Trust FBO Steven Sabes, a trust of which Mr. Sabes is a beneficiary. The trustees of each of the trusts are Robert W. Sabes, Jon R. Sabes and Ross A. Sabes. The number of shares also includes 27,501 stock options currently exercisable or exercisable within 60 days granted pursuant to stock option agreements. Figures also includes 100,000 shares held by Insurance Strategies Fund, LLC, a Delaware limited liability company over whose securities each of Jon R. and Steven F. Sabes exercise voting and dispositive control. Jon R. and Steve F. Sabes disclaim beneficial ownership over the shares held by Insurance Strategies Fund, LLC except to the extent of their pecuniary interest in such shares.

(3)	Mr. Siegert is our President and a director of the Company (Chairman). Shares reflected in the table include 200,445 shares held individually and 27,501 of vested stock options granted pursuant to the Company’s 2013 Stock Incentive Plan.

(4)	Mr. Gangelhoff is our Chief Operating Officer. Shares reflected in the table include 60,667 of vested stock options granted pursuant to the Company’s 2013 Stock Incentive Plan.

(5)	Mr. Abramson is a director of the Company. Shares reflected in the table include 30,000 of stock options vested or vesting within 60 days or less, granted pursuant to the Company’s 2013 Stock Incentive Plan.

(6)	Mr. McGregor is a director of the Company. Shares reflected in the table include 21,000 of stock options vested or vesting within 60 days or less, granted pursuant to the Company’s 2013 Stock Incentive Plan.

(7)	Mr. Maguire is a director of the Company. Shares reflected in the table include 21,000 of stock options vested or vesting within 60 days or less, granted pursuant to the Company’s 2013 Stock Incentive Plan.

(8)	Mr. Gensch is a director of the Company. Shares reflected in the table include 10,500 of vested stock options vested or vesting within 60 days or less, granted pursuant to the Company’s 2013 Stock Incentive Plan.

(9)	Mr. Freedman is a president of the Company. Shares reflected in the table include 2,700 shares held individually.

(10)	Mr. Acheson is our Chief Financial Officer. Shares reflected in the table include 2,500 of vested stock options granted pursuant to the Company’s 2013 Stock Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related-Party Transactions

On July 11, 2011, we entered into a Purchase and Sale Agreement with Athena Securities Group, Ltd. and Athena Structured Funds PLC. These companies were affiliated with Brian Tyrell, then a director of the Company. Under this agreement, we issued to Athena Securities Group, Ltd. (“Athena”) 494,500 shares of common stock, which was equal to 9.9% of our then-outstanding shares, in exchange for shares equal to 9.9% of the outstanding shares in Athena Structured Funds, PLC and cash of $5,000. This 2011 agreement had contemplated cooperative efforts by the parties aimed at developing a security and related offering in Europe or Ireland, the proceeds of which would be used to finance the acquisition of life-insurance related assets in the United States. In 2013, we sought to terminate the 2011 agreement due to a changing regulatory environment in Europe that negatively affected the likelihood of consummating the contemplated offering of securities, and our dissatisfaction with Athena’s performance under the 2011 agreement. As a result, in June 2013 we entered into a second Purchase and Sale Agreement with Athena Securities Ltd. and Athena. This agreement effected the termination of the 2011 agreement. The June 2013 agreement contained mutual general releases of claims and substantially unwound certain capital stock transactions that had been effected under the 2011 agreement. In particular, Athena returned to us for redemption 432,500 shares of our common stock, and retained 62,000 common shares in recognition of their earlier efforts under the 2011 agreement. For our part, we sold back to Athena all of our ownership in Athena Structured Funds, PLC that we had originally acquired under the 2011 agreement. Presently, we have no ongoing business relationship with Athena.

Related-Party Transaction Policy

In all cases, we abide by applicable state corporate law when approving all transactions, including transactions involving officers, directors or affiliates. More particularly, our policy is to have any related-party transactions (i.e., transactions involving a director, an officer or an affiliate of the Company) be approved solely by a majority of the disinterested and independent directors serving on our Board of Directors. Presently, we have four independent directors on the board, and intend to maintain a board on which independent directors comprise a majority of directors serving on the board.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees Billed to the Company by Its Independent Registered Public Accounting Firm

The following table presents fees for professional audit services, tax services and other services rendered by Baker Tilly Virchow Krause, LLP and Mayer Hoffman McCann P.C. during fiscal years 2014 and 2013:

	2014	2013
Audit Fees (1)	$158,000	$253,000
Tax Fees (2)	93,000	130,000
All Other Fees (3)	279,000	39,000
Total Fees	$530,000	$422,000

(1)	Audit Fees consist of fees for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Tax Fees consist of fees for tax compliance, tax advice, and tax planning.

(3)	All Other Fees typically consist of fees for permitted non-audit products and services provided. All Other Fees in 2014 included expenses related to the Company’s initial public offering of its common stock and continuous offering of L Bonds.

Pre-Approval Policy

The written charter of the audit committee provides that all audit and non-audit accounting services that are permitted to be performed by the Company’s independent registered certified public accounting firm under applicable rules and regulations must be pre-approved by the audit committee or by designated members of the audit committee, other than with respect to de minimis exceptions permitted under the Sarbanes-Oxley Act of 2002. All services performed by our independent registered public accounting firm during the fiscal years ended December 31, 2014 and 2013 were pre-approved in accordance with the written charter.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Documents filed as part of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2014 and 2013

Consolidated Statements of Operations for the years ended December 31, 2014 and 2013

Consolidated Statements of Changes in Equity for the years ended December 31, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013

Notes to Consolidated Financial Statements

Financial Statement Schedule:

Not applicable.

Exhibit Index

Exhibit Number	Description
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment of Certificate of Incorporation, dated July 29, 2011 (2)
3.3	Certificate of Designations for Series A Convertible Preferred Stock (2)
3.4	Bylaws (as amended and restated through November 14, 2014) (18)
3.5	Certificate of Amendment of Certificate of Incorporation, dated June 24, 2014 (13)
4.1	Indenture with Bank of Utah, dated October 19, 2011 (3)
4.2	Pledge and Security Agreement by and among GWG Holdings, Inc., GWG Life Settlements, LLC, Jon R. Sabes, Steven F. Sabes, and Bank of Utah, dated October 19, 2011 (3)
4.3	Intercreditor Agreement by and among Bank of Utah and Lord Securities Corporation, dated October 19, 2011 (3)
4.4	Amendment No. 1 to Indenture with Bank of Utah, dated December 15, 2011 (6)
4.5	Amendment No. 1 to Pledge and Security Agreement, dated December 15, 2011 (6)
4.6	Amendment No. 2 to Indenture with Bank of Utah, dated January 9, 2015 (15)
4.7	Form of L Bond (14)
4.8	Form of Subscription Agreement for L Bonds (18)
4.9	Form of Amendment No. 2 to Pledge and Security Agreement by and among GWG Holdings, Inc., GWG Life, LLC, Jon R. Sabes, Steven F. Sabes, and Bank of Utah (17)
4.10	Form of Amendment No. 1 to Intercreditor Agreement by and between Bank of Utah and Lord Securities Corporation (17)
10.1	Amended and Restated Credit and Security Agreement with DZ Bank AG Deutsche Zentral-Genossenschaftsbank (as agent), and Autobahn Funding Company LLC (as lender), dated effective January 25, 2013 (7)*
10.2	Performance Guaranty of GWG Holdings, LLC dated July 15, 2008, delivered in favor of DZ Bank AG Deutsche Zentral-Genossenschaftsbank (as agent), and Autobahn Funding Company LLC (as lender) (2)
10.3	General Reaffirmation and Modification Agreement dated effective January 29, 2013 delivered in favor of DZ Bank AG Deutsche Zentral-Genossenschaftsbank (as agent), and Autobahn Funding Company LLC (as lender) (7)**
10.4	Third Amended and Restated Note Issuance and Security Agreement dated November 1, 2011, with Lord Securities Corporation (as trustee), GWG LifeNotes Trust (as secured party), and noteholders (11)
10.5	Pledge Agreement dated November 15, 2010, by and among Jon R. Sabes, Steven F. Sabes, Opportunity Finance, LLC, SFS Trust 1976, SFS Trust 1992 Esther, SFS Trust 1982, Mokeson, LLC (collectively as pledgors), and Lord Securities Corporation (as trustee and pledgee) (2)
10.6	Amended and Restated Investment Agreement with Insurance Strategies Fund, LLC, dated as of September 3, 2009 (2)
10.7	Addendum No. 1 to Sub-Sublease Agreement effective as of July 14, 2008 by Opportunity Finance, LLC and GWG Life, LLC (5)
10.8	Employment Agreement with Jon R. Sabes, dated June 14, 2011 (4)
10.9	Employment Agreement with Steven F. Sabes, dated June 14, 2011 (4)

Exhibit Number	Description
10.10	Employment Agreement with Paul A. Siegert, dated June 14, 2011 (4)
10.11	Purchase and Sale Agreement with Athena Securities Group Ltd. and Athena Structured Funds PLC, dated July 11, 2011 (2)
10.12	Shareholders’ Agreement with respect to Athena Structured Funds PLC, dated July 11, 2011 (2) (10)
10.13	Amendment to Third Amended and Restated Note Issuance and Security Agreement, dated as of November 18, 2013, with Lord Securities Corporation (as trustee for the GWG LifeNotes Trust) (11)
10.14	Purchase and Sale Agreement among GWG Holdings, Inc., Athena Securities Group Limited and GWG Securities International Public Limited Company, dated June 28, 2013 (9)
10.15	2013 Stock Incentive Plan dated March 27, 2013 (8)
10.16	Form of Stock Option Agreement used under 2013 Stock Incentive Plan (revised June 2014) (12)
10.17	Employment Agreement with William Acheson, dated May 30, 2014 (12)
10.18	Amendment No. 1 to Amended and Restated Credit and Security Agreement with DZ Bank AG Deutsche Zentral-Genossenschaftsbank and Autobahn Funding Company LLC, dated May 29, 2014 (12)
10.19	Employment Agreement with Michael D. Freedman, dated September 22, 2014 (16)
10.20	Stock Option Agreement with Michael D. Freedman, dated September 22, 2014 (16)
21	List of Subsidiaries (8)
31.1	Section 302 Certification of the Chief Executive Officer (filed herewith)
31.2	Section 302 Certification of the Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99.1	Letter from Model Actuarial Pricing Systems, dated March 19, 2013 (filed herewith)

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

(1)	Incorporated by reference to Form S-1 Registration Statement filed on June 14, 2011 (File No. 333-174887).
(2)	Incorporated by reference to Form S-1/A Registration Statement filed on August 23, 2011 (File No. 333-174887).
(3)	Incorporated by reference to Form S-1/A Registration Statement filed on October 20, 2011 (File No. 333-174887).
(4)	Incorporated by reference to Form S-1/A Registration Statement filed on September 20, 2011 (File No. 333-174887).
(5)	Incorporated by reference to Form S-1/A Registration Statement filed on July 26, 2011 (File No. 333-174887).
(6)	Incorporated by reference to Post-Effective Amendment No. 1 to Form S-1/A filed on April 30, 2012 (File No. 333-174887).
(7)	Incorporated by reference to Current Report on Form 8-K filed on February 1, 2013.
(8)	Incorporated by reference to Annual Report on Form 10-K for the period ended December 31, 2013, filed on March 20, 2014.
(9)	Incorporated by reference to Current Report on Form 8-K filed on July 8, 2013.
(10)	Agreement was terminated effective June 28, 2013.
(11)	Incorporated by reference to Post-Effective Amendment No. 8 to Form S-1/A filed on November 12, 2013 (File No. 333-174887).
(12)	Incorporated by reference to Form S-1/A Registration Statement filed on June 6, 2014 (File No. 333-195505).
(13)	Incorporated by reference to Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed on August 8, 2014.
(14)	Incorporated by reference to Form S-1/A Registration Statement filed on October 30, 2014 (File No. 333-197227).
(15)	Incorporated by reference to Form S-1/A Registration Statement filed on November 4, 2014 (File No. 333-197227).
(16)	Incorporated by reference to Form S-1/A Registration Statement filed on December 18, 2014 (File No. 333-197227).
(17)	Incorporated by reference to Form S-1/A Registration Statement filed on January 7, 2015 (File No. 333-197227).
(18)	Incorporated by reference to Post-Effective Amendment No. 1 to Form S-1 Registration Statement filed on January 20, 2015 (File No. 333-197227).
*	The registrant earlier filed the original Credit and Security Agreement dated July 15, 2008, Consent and Amendment No. 1 to the Credit and Security Agreement dated December 14, 2010, and Consent and Amendment No. 2 to the Credit and Security Agreement dated June 10, 2011. These documents were filed as Exhibits 10.1, 10.2 and 10.3, respectively, to the Form S-1/A Registration Statement filed on August 23, 2011.
**	The registrant earlier filed a Reaffirmation of Guaranty dated as of June 10, 2011, which was filed as Exhibit 10.7 to the Form S-1/A Registration Statement filed on August 23, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GWG HOLDINGS, INC.

Date: March 13, 2015	By:	/s/ Jon R. Sabes
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below, as of March 13, 2015, by the following persons on behalf of the registrant and in the capacities indicated below.

Signature	Title

/s/ Jon R. Sabes	Chief Executive Officer and Director
Jon R. Sabes	(Principal Executive Officer)

/s/ William B. Acheson	Chief Financial Officer
William B. Acheson	(Principal Financial and Accounting Officer)

/s/ Steven F. Sabes	Executive Vice President, Director and Secretary
Steven F. Sabes

/s/ Paul A. Siegert	Director, Executive Chairman
Paul A. Siegert

/s/ David H. Abramson	Director
David H. Abramson

/s/ Shawn R. Gensch	Director
Shawn R. Gensch

/s/ Charles H. Maguire III	Director
Charles H. Maguire III

/s/ Jeffrey L. McGregor	Director
Jeffrey L. McGregor

