Form 10-Q
period 2015-03-31
GWG Holdings, Inc.
filed 2015-05-14
CIK 1522690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

__________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 14, 2015, GWG Holdings, Inc. had 5,870,193 shares of common stock outstanding.

GWG HOLDINGS, INC.

Index to Form 10-Q

for the Quarter Ended March 31, 2015

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2015, and December 31, 2014	1

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014	2

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014	3

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 4.	Controls and Procedures	46

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 6.	Exhibits	49

SIGNATURES		50

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015 (unaudited)	December 31, 2014

A S S E T S
Cash and cash equivalents	$36,190,527	$30,662,704
Restricted cash	11,333,617	4,296,053
Policy benefits receivable	19,640,000	1,750,000
Investment in life settlements, at fair value	278,395,047	282,883,010
Other assets	5,753,383	3,478,762
TOTAL ASSETS	$351,312,574	$323,070,529

L I A B I L I T I E S & S T O C K H O L D E R S’ E Q U I T Y
LIABILITIES
Revolving credit facility	$72,161,048	$72,161,048
Series I Secured Notes payable	26,498,511	27,616,578
L Bonds	205,038,330	182,782,884
Interest payable	11,404,195	11,128,519
Accounts payable and accrued expenses	2,886,070	1,718,009
Deferred taxes, net	7,455,806	5,273,555
TOTAL LIABILITIES	325,443,960	300,680,593

STOCKHOLDERS’ EQUITY
CONVERTIBLE PREFERRED STOCK
(par value $0.001; shares authorized 40,000,000; shares outstanding 2,765,281 and 2,738,966; liquidation preference of $20,740,000 and $20,542,000, respectively)	20,712,073	20,527,866
COMMON STOCK
Common stock (par value $0.001: shares authorized 210,000,000; shares issued and outstanding is 5,870,193 on both March 31, 2015 and December 31, 2014)	5,870	5,870
Additional paid-in capital	16,290,266	16,257,686
Accumulated deficit	(11,139,595)	(14,401,486)
TOTAL STOCKHOLDERS’ EQUITY	25,868,614	22,389,936

TOTAL LIABILITIES & EQUITY	$351,312,574	$323,070,529

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
REVENUE
Gain on life settlements, net	$16,783,409	$5,516,205
Interest and other income	49,296	7,367
TOTAL REVENUE	16,832,705	5,523,572

EXPENSES
Employee compensation and benefits	1,727,917	968,746
Legal and professional fees	578,144	325,298
Interest expense	7,176,534	6,326,548
Other expenses	1,478,848	759,008
TOTAL EXPENSES	10,961,443	8,379,600
INCOME (LOSS) BEFORE INCOME TAXES	5,871,262	(2,856,028)
INCOME TAX EXPENSE (BENEFIT)	2,609,371	(954,858)

NET INCOME (LOSS)	3,261,891	(1,901,170)
Loss attributable to preferred shareholders	(353,155)	(125,714)
INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$3,615,046	$(2,026,884)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.62	$(0.44)
Diluted	0.46	(0.44)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,870,193	4,562,000
Diluted	7,940,645	4,562,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,261,891	$(1,901,170)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Gain on life settlements	1,893,845	(11,358,913)
Amortization of deferred financing and issuance costs	(549,030)	353,657
Deferred income taxes	2,182,251	(954,858)
Convertible, redeemable preferred stock dividends payable	188,812	192,340
Increase in operating assets:
Policy benefits receivable	(17,890,000)	-
Other assets	(131,173)	(251,846)
Increase in operating liabilities:
Accounts payable and other accrued expenses	2,635,687	1,277,826
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(8,407,717)	(12,642,964)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	(2,446,477)	(8,271,203)
Proceeds from settlement of life settlements	3,610,595	-
NET CASH FLOWS USED IN INVESTING ACTIVITIES	1,164,118	(8,271,203)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for redemption of Series I Secured Notes payable	(1,273,189)	(868,303)
Proceeds from issuance of L Bonds	27,960,297	18,365,657
Payments for issuance and redemption of L Bonds	(6,878,122)	(4,928,888)
Proceeds (payments) from restricted cash	(7,037,564)	2,979,207
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	12,771,422	15,547,673

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,527,823	(5,366,494)

CASH AND CASH EQUIVALENTS
BEGINNING OF YEAR	30,662,704	33,449,793
END OF YEAR	$36,190,527	$28,083,299

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED

(unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest and preferred dividends paid	$6,102,000	$4,250,000
NON-CASH INVESTING AND FINANCING ACTIVITIES
Series I Secured Notes:
Accrued interest and commissions payable added to principal	$41,000	$65,000
L Bonds:
Accrued interest and commissions payable added to principal	$218,000	119,000
Convertible, Redeemable Preferred Stock:
Accretion of Convertible, Redeemable Preferred Stock to redemption value	$-	$126,000
Conversion of dividends payable	$184,000	$188,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1)       Nature of business and summary of significant accounting policies

Nature of business - GWG Holdings, Inc. (GWG Holdings) and subsidiaries, located in Minneapolis, Minnesota, facilitates the purchase of life insurance policies for its own investment portfolio through its wholly owned subsidiary, GWG Life, LLC (GWG Life), and GWG Life’s own subsidiaries, GWG Trust (Trust), GWG DLP Funding II, LLC (DLP II) and its wholly owned subsidiary, GWG DLP Master Trust II (the Trust II), and GWG DLP Funding III, LLC (DLP III). All of these entities are legally organized in Delaware. Unless the context otherwise requires or we specifically so indicate, all references in this report to "we", "us", "our", "our Company", "GWG", or the "Company" refer to these entities collectively. References to particular entities, such as “GWG Holdings” or “GWG Life”, are meant to refer only to the particular entity referenced.

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

1)	Receipt of death notice or verified obituary of insured; or
2)	Sale of policy and filing of change of ownership forms and receipt of payment

The Company recognizes the difference between the death benefits and carrying values of the policy when an insured event has occurred and the Company determines that settlement and ultimate collection of the death benefits is realizable and reasonably assured. Revenue from a transaction must meet both criteria in order to be recognized. In an event of a sale of a policy, the Company recognizes gain or loss as the difference between the sale price and the carrying value of the policy on the date of the receipt of payment on such sale.

Deposits and initial direct costs advanced on unsettled policy acquisitions are recorded as other assets until policy ownership has been transferred to the Company.  Such deposits and direct cost advances were $1,459,000 and $27,000 at March 31, 2015 and December 31, 2014, respectively.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Deferred financing and issuance costs - Costs incurred to obtain financing under the revolving credit facility, as described in note 5, have been capitalized and are amortized using the straight-line method over the term of the revolving credit facility. Amortization of deferred financing costs was $0 and $89,000 for the three months ended March 31, 2015 and 2014, respectively. As of December 31, 2014 those costs have been fully amortized. The Series I Secured Notes payable, as described in note 6, are reported net of issuance costs, sales commissions and other direct expenses, which are amortized using the interest method over the term of each respective borrowing. The L Bonds, as described in note 7, are reported net of issuance costs, sales commissions and other direct expenses, which are amortized using the interest method over the term of each respective borrowing. The Series A Preferred Stock, as described in note 8, is reported net of issuance costs, sales commissions, including the fair value of warrants issued, and other direct expenses, which are amortized using the interest method as interest expense over the three-year redemption period.

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

(2)       Restrictions on cash

The Company is required by its lenders to maintain collection and escrow accounts. These accounts are used to fund the acquisition of insurance policies, pay annual premiums of insurance policies, pay interest and other charges under the revolving credit facility, and collect policy benefits. DZ Bank AG, as agent for Autobahn Funding Company, LLC, the lender for the revolving credit facility described in note 5, authorizes the disbursements from these accounts. At March 31, 2015 and December 31, 2014, there were balances of $11,334,000, and $4,296,000, respectively, maintained in these restricted cash accounts.

(3)       Investment in life insurance policies

The life insurance policies (Level 3 fair value measurements) are valued based on unobservable inputs that are significant to the overall fair value measurement. Changes in the fair value of these instruments are recorded in gain or loss on life insurance policies in the consolidated statements of operations (net of the cash premiums paid on the policies). The fair value is determined on a discounted cash flow basis that incorporates life expectancy assumptions. Life expectancy reports have been obtained from widely accepted life expectancy providers. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy, and our estimate of the risk premium an investor in the policy would require. As a result of management’s analysis, discount rates of 11.38% and 11.43% were applied to the portfolio as of March 31, 2015 and December 31, 2014, respectively.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A summary of the Company’s life insurance policies accounted for under the fair value method and their estimated maturity dates, based on remaining life expectancy, is as follows:

	As of March 31, 2015			As of December 31, 2014
Years Ending December 31,	Number of Contracts	Estimated Fair Value	Face Value	Number of Contracts	Estimated Fair Value	Face Value
2015	-	$-	$-	3	$5,063,000	$6,000,000
2016	8	11,626,000	14,750,000	7	8,144,000	11,550,000
2017	15	14,104,000	20,357,000	17	21,916,000	35,542,000
2018	28	39,094,000	68,717,000	30	41,994,000	76,206,000
2019	43	46,749,000	101,110,000	45	47,303,000	106,973,000
2020	44	45,825,000	103,674,000	41	43,429,000	102,614,000
2021	39	32,011,000	93,970,000	36	29,789,000	90,921,000
Thereafter	116	88,986,000	352,364,000	112	85,245,000	349,293,000
Totals	293	278,395,000	754,942,000	291	$282,883,000	$779,099,000

The Company recognized insurance benefits of $28,625,000 and $0 during the three months ended March 31, 2015 and 2014, respectively, related to policies with a carrying value of $3,611,000 and $0, respectively. The Company recorded realized gains of $25,014,000 and $0 on such policies.

Reconciliation of gain on life settlements:

Three Months Ended:	March 31, 2015	March 31, 2014
Change in fair value	$(1,894,000)	$11,359,000
Premiums and other annual fees	(6,337,000)	(5,843,000)
Policy maturities	25,014,000	-
Gain on life settlements, net	$16,783,000	$5,516,000

The estimated expected premium payments and servicing fees to maintain the above life insurance policies in force for the next five years, assuming no mortalities, are as follows:

Years Ending December 31,	Premiums	Servicing	Premiums and Servicing Fees
Nine months ending December 31, 2015	$18,635,000	$352,000	$18,987,000
2016	26,899,000	352,000	27,251,000
2017	30,098,000	352,000	30,450,000
2018	32,813,000	352,000	33,165,000
2019	36,454,000	352,000	36,806,000
2020	40,389,000	352,000	40,741,000
	$185,288,000	$2,112,000	$187,400,000

Management anticipates funding the estimated premium payments as noted above with proceeds from the DZ Bank revolving credit facility and through additional debt and equity financing, as well as from cash proceeds from maturities of life insurance policies. The proceeds of these capital sources are also intended to be used for the purchase, financing, and maintenance of additional life insurance policies.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(4)       Fair value definition and hierarchy

ASC 820 establishes a hierarchical disclosure framework which prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is affected by a number of factors, including the type of investment, the characteristics specific to the investment and the state of the marketplace, including the existence and transparency of transactions between market participants. Assets and liabilities with readily available active quoted prices or for which fair value can be measured from actively quoted prices in an orderly market generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. ASC 820 establishes a three-level valuation hierarchy for inputs used in measuring fair value, which hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an arms-length and orderly transaction between market participants at the measurement date. An “orderly transaction” is a non-distressed transaction in which neither the seller nor the buyer is compelled to engage in the transaction.

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

Life insurance policies represent financial instruments recorded at fair value on a recurring basis. The following table reconciles the beginning and ending fair value of the Company’s Level 3 investments in life insurance policies for the three month periods ending March 31, as follows:

	2015	2014
Beginning balance	$282,883,000	$234,673,000
Purchases	1,016,000	8,472,000
Maturities (cost basis)	(3,610,000)	-
Gross unrealized gains (losses)	(1,894,000)	11,359,000
Ending balance	$278,395,000	$254,504,000

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

	As of March 31, 2015	As of December 31, 2014
Weighted average age of insured	82.9	82.8
Weighted average life expectancy, months*	77.8	78.4
Average face amount per policy	$2,577,000	$2,677,000
Discount rate	11.38%	11.43%

* Standard life expectancy as adjusted for insured’s specific circumstances.

These assumptions are, by their nature, inherently uncertain and the effect of changes in estimates may be significant. The techniques used in estimating the present value of estimated cash flows are derived from valuation techniques generally used in the industry and include inputs for the asset that are not based on observable market data. The extent to which the fair value could reasonably vary in the near term has been quantified by evaluating the effect of changes in significant underlying assumptions used to estimate the fair value. If the life expectancy estimates were increased or decreased by four and eight months on each outstanding policy and the discount factors were increased or decreased by 1% and 2%, while all other variables were held constant, the fair value of the investment in life insurance policies would increase or (decrease) by the amounts summarized below:

	Change in life expectancy estimates
	plus 8 months	minus 8 months	plus 4 months	minus 4 months

March 31, 2015	$(37,287,000)	$38,921,000	$(18,864,000)	$19,320,000
December 31, 2014	$(38,864,000)	$40,634,000	$(19,664,000)	$20,130,000

	Change in discount rate
	plus 2%	minus 2%	plus 1%	minus 1%

March 31, 2015	$(23,373,000)	$27,333,000	$(12,131,000)	$13,118,000
December 31, 2014	$(24,085,000)	$28,179,000	$(12,502,000)	$13,522,000

Other Fair Value Considerations

Carrying value of receivables, prepaid expenses, accounts payable and accrued expenses approximate fair value due to their short-term maturities and low credit risk. The estimated fair value of the Company’s Series I Secured Notes payable and L Bonds is approximately $237,950,000 based on a weighted-average market interest rate of 7.17% based on an income approach, the combined face value of these notes is $235,654,000 as of March 31, 2015. The carrying value of the revolving credit facility reflects interest charged at the commercial paper rate plus an applicable margin. The margin represents our credit risk, and the strength of the portfolio of life insurance policies collateralizing the debt. The overall rate reflects market, and the carrying value of the revolver approximates fair value. All of the financial instruments are Level 3 fair value measurements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company has issued warrants to purchase common stock in connection with the issuance of its convertible, redeemable preferred stock. Warrants were determined by the Company as permanent equity. The fair value measurements associated with the warrants, measured at issuance, represent Level 3 instruments.

As of March 31, 2015:

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

(5)       Credit facilities

Revolving credit facility – Autobahn Funding Company LLC

On July 15, 2008, DLP II and United Lending entered into a revolving credit facility pursuant to a Credit and Security Agreement (Agreement) with Autobahn Funding Company LLC (Autobahn), providing the Company with a maximum borrowing amount of $100,000,000. Autobahn is a commercial paper conduit that issues commercial paper to investors in order to provide funding to DLP II. DZ Bank AG Deutsche Zentral-Genossenschaftsbank (DZ Bank) acts as the agent for Autobahn. The original Agreement was to expire on July 15, 2013. On January 29, 2013, GWG Holdings, together with GWG Life and DLP II, entered into an Amended and Restated Credit and Security Agreement with Autobahn, extending the facility expiration date to December 31, 2014. On May 29, 2014, GWG Holdings, together with GWG Life and DLP II, entered into an Amendment No. 1 to Amended and Restated Credit and Security Agreement with Autobahn and DZ Bank (as committed lender and Agent). The amendment was entered into for the purpose of extending the maturity date for borrowings under the Agreement to December 31, 2016. The amount outstanding under this facility as of both March 31, 2015 and December 31, 2014 was $72,161,000.

The Agreement requires DLP II to pay, on a monthly basis, interest at the commercial paper rate plus an applicable margin, as defined in the Agreement. The effective rate was 6.22% at March 31, 2015 and 6.24% at December 31, 2014. The Agreement also requires payment of an unused line fee on the unfunded amount under the revolving credit facility. The weighted-average effective interest rate (excluding the unused line fee) was 6.20% and 6.22% for the three months ended March 31, 2015 and 2014, respectively. The note is secured by substantially all of DLP II’s assets, which consist primarily of life insurance policies.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Agreement has certain financial and non-financial/operational covenants. The Company was in compliance with these covenants at March 31, 2015 and December 31, 2014. The Agreement generally prohibits the Company from:

●	changing its corporate name, offices, and jurisdiction of incorporation

●	changing any deposit accounts or payment instructions to insurers;

●	changing any operating policies and practices such that it would be reasonably likely to adversely affect the collectability of any asset in any material respect;

●	merging or consolidating with, or selling all or substantially all of its assets to, any third party;

●	selling any collateral or creating or permitting to exist any adverse claim upon any collateral;

●	engaging in any other business or activity than that contemplated by the Agreement;

●	incurring or guaranteeing any debt for borrowed money;

●	amending the Company’s certificate of incorporation or bylaws, making any loans or advances to, investments in, or paying any dividends to, any person unless both before and after any such loan, advance, investment or dividend there exists no actual event of default, potential event of default or termination event;

●	removing an independent director on the board of directors except for cause or with the consent of the lender; or

●	making payment on or issuing any Series I Secured Notes or L Bonds, or amending any agreements respecting such notes or debentures, if an event of default, potential event of default or termination event exists or would arise from any such action.

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

Consolidated tangible net worth and net income as of and for the four quarters ended March 31, 2015, as calculated under the agreement, was $98,775,000 and $45,553,000 respectively.

Advances under the Agreement are subject to a borrowing base formula, which limits the availability of advances based on attributes of policies pledged to the facility. Over-concentration of policies by insurance carrier, over-concentration of policies by insurance carriers with ratings below a AA- rating, and the premiums and facility fees reserve are the three primary factors which may limit availability of funds on the facility. Total funds available for additional borrowings under the borrowing base formula criteria at March 31, 2015 and December 31, 2014, were $3,751,000 and $20,585,000 respectively.

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

(6)       Series I Secured Notes payable

Series I Secured Notes are secured by assets of GWG Life and are subordinate to our revolving credit facility (see note 5). On June 14, 2011, the Company closed the offering to additional investors; however, existing investors may elect to continue advancing amounts outstanding upon maturity subject to the Company’s option to repay such notes. Series I Secured Notes have maturity dates ranging from six months to seven years with fixed interest rates varying from 5.65% to 9.55% depending on the term of the note. Interest is payable monthly, quarterly, annually or at maturity depending on the terms of the note. At March 31, 2015 and December 31, 2014, the weighted-average interest rate of Series I Secured Notes was 8.39% and 8.37%, respectively. The notes are secured by assets of GWG Life. The principal amount outstanding under these Series I Secured Notes was $26,926,000 and $28,047,000 at March 31, 2015 and December 31, 2014, respectively. The difference between the amount outstanding on the Series I Secured Notes and the carrying amount on the consolidated balance sheet is due to netting of unamortized deferred issuance costs. Overall, interest expense includes amortization of deferred financing and issuance costs of $130,000 and $167,000 for the three months ended March 31, 2015 and 2014, respectively. Future expected amortization of deferred financing costs is $427,000 in total over the next six years.

Future contractual maturities of Series I Secured Notes payable and future amortization of their deferred financing costs at March 31, 2015 are as follows:

Years Ending December 31,	Contractual Maturities	Amortization of Deferred Financing Costs
Nine months ending December 31 ,2015	$9,426,000	$51,000
2016	10,060,000	168,000
2017	5,873,000	158,000
2018	802,000	30,000
2019	347,000	8,000
Thereafter	418,000	12,000
	$26,926,000	$427,000

(7)       L Bonds (formerly Renewable Secured Debentures)

The Company registered with the SEC, effective January of 2012, the offer and sale of $250,000,000 of Renewable Secured Debentures (subsequently renamed “L Bonds”). The debentures are secured by assets of GWG Holdings and GWG Life and are subordinate to our revolving credit facility (see note 5). L Bonds have maturity dates ranging from six months to seven years with fixed interest rates varying from 4.25% to 9.50% depending on the term of the note. Interest is payable monthly, annually or at maturity depending on the terms of the debenture. Effective January 9, 2015, The Company launched a $1 billion follow-on to our publicly registered L Bond offering. The Company is offering L Bonds on a continuous basis and there is no minimum amount of L Bonds that must be sold before The Company can use proceeds from the sale of L Bonds. The Company plans to use the net proceeds from the offering of the L Bonds primarily to purchase and finance additional life insurance assets, and to service and retire other outstanding debt obligations. Emerson Equity LLC is serving as the managing broker-dealer for the offering, which is being sold through a network of participating dealers and licensed financial advisors and representatives in minimum increments of $25,000. At March 31, 2015 and December 31, 2014, the weighted-average interest rate of L Bonds was 7.32% and 7.45%, respectively. The amount outstanding under these L Bonds was $208,729,000 and $186,377,000 at March 31, 2015 and December 31, 2014, respectively. The difference between the amount outstanding on the L Bonds and the carrying amount on the consolidated balance sheets is due to netting of unamortized deferred issuance costs and cash receipts for new issuances in process. Amortization of deferred issuance costs was $974,000 and $847,000 for the three months ended March 31, 2015 and 2014, respectively. Future expected amortization of deferred financing costs as of March 31, 2015 is $6,268,000 in total over the next seven years.

The use of proceeds from the issuances of L Bonds is limited to the following: (1) payment of commissions on sales of L Bonds, (2) payment of offering expenses, (3) purchase of life insurance policies, (4) payment of premiums on life insurance policies, (5) payment of principal and interest on L Bonds, (6) payment of portfolio operations expenses, and (7) general working capital.

Future contractual maturities of L Bonds and future amortization of their deferred financing costs at March 31, 2015 are as follows:

Years Ending December 31,	Contractual Maturities	Amortization of Deferred Financing Costs
Nine months ending December 31 ,2015	$56,626,000	$611,000
2016	59,311,000	1,487,000
2017	36,939,000	1,434,000
2018	23,355,000	1,130,000
2019	14,342,000	639,000
Thereafter	18,156,000	967,000
	$208,729,000	$6,268,000

The Company entered into an Indenture effective October 19, 2011 with Holdings as obligor, GWG Life as guarantor, and Bank of Utah as trustee for the benefit of the debenture holders. The Indenture has certain financial and non-financial covenants. The Company was in compliance with these covenants at December 31, 2014 and 2013.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(8)       Convertible, Redeemable Preferred Stock

The Company offered 3,333,333 shares of convertible redeemable preferred stock (Series A Preferred Stock) for sale to accredited investors in a private placement on July 31, 2011. The offering of Series A Preferred Stock concluded on September 2, 2012 and resulted in 3,278,000 shares being issued for gross consideration of $24,582,000. As of March 31, 2015, 303,000 shares have been issued as a result of the payment of $2,121,000 in dividends in the form of shares of Series A Preferred Stock and 678,000 shares have been converted to 508,000 shares of the Company’s common stock. The Series A Preferred Stock was sold at an offering price of $7.50 per share. Series A Preferred Stock has a preferred yield of 10% per annum, and each share has the right to convert into 0.75 shares of the Company’s common stock. Series A preferred shareholders also received three-year warrants to purchase, at an exercise price per share of $12.50, one share of common stock for every 40 shares of Series A Preferred Stock purchased. The warrants are exercisable immediately. Upon their original issuance, these warrants had a three-year exercise period. Effective August 1, 2014, the Board of Directors authorized the extension of the warrant exercise period for an additional two years. In the Certificate of Designations for the Series A Preferred Stock dated July 31, 2011, the Company agreed to permit preferred shareholders to sell their shares back to the Company for the stated value of $7.50 per share, plus accrued dividends, according to the following schedule:

●	Up to 33% of the holder’s unredeemed shares one year after issuance:

●	Up to 66% of the holder’s unredeemed shares two years after issuance; and

●	Up to 100% of the holder’s unredeemed shares three years after issuance.

The Company’s obligation to redeem its Series A Preferred Stock terminated upon the Company completing a registration of its common stock with the SEC which occurred on September 24, 2014 (See Note 10). As such, the convertible redeemable preferred stock was reclassified from temporary equity to permanent equity. The Company may redeem the Series A preferred shares at a price equal to 110% of their liquidation preference ($7.50 per share) at any time. As of March 31, 2015, the Company had redeemed an aggregate of 145,000 shares of Series A Preferred Stock. The Series A Preferred Stock shares (i) were convertible, at the election of the Company, into common stock of the Company in the event of either a registered offering of the Company’s common stock with the SEC aggregating gross proceeds of at least $5.0 million and at a price equal to or greater than $11.00 per share; (ii) remain convertible at the option of each holder; and (iii) are required to be converted upon the consent of shareholders holding at least a majority of the then-outstanding Series A Preferred Stock. In connection with the Company’s initial public offering, the Company elected to cause the conversion of 678,000 shares of preferred stock into 508,000 shares of common stock. As of March 31, 2015, the Company had 2,765,000 shares of Series A Preferred Stock outstanding with gross consideration of $20,712,000 (including cash proceeds, conversion of Series I Secured Notes and accrued interest on Series I, and conversion of preferred dividends payable). The Company incurred Series A Preferred Stock issuance costs of $2,838,000, all of which was included as a component of additional paid in capital as of December 31, 2014.

The Company determined that the grant date fair value of the outstanding warrants attached to the Series A Preferred Stock was $428,000 for warrants outstanding as of March 31, 2015. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share upon 30 days written notice to the investors at any time after (i) the Company has completed a registration of its common stock with the SEC and (ii) the volume of weighted-average sale price per share of common stock equals or exceeds $14.00 per share for ten consecutive trading days ending on the third business day prior to proper notice of such redemption.

Total warrants outstanding as of both March 31, 2015 and December 31, 2014, were 431,954 with a weighted-average remaining life of 2.18 and 2.43 years, respectively. As of March 31, 2015, none of these warrants have been exercised.

Dividends on the Series A Preferred Stock may be paid in either cash or additional shares of Series A Preferred Stock at the election of the holder and approval of the Company. The dividends are reported as an expense and included in the caption interest expense in the consolidated statements of operations. The Company declared and accrued dividends of $537,000 and $634,000 for the three months ended March 31, 2015 and 2014, respectively, pursuant to a board resolution declaring the dividend. 26,000 and 27,000 shares of Series A Preferred Stock were issued in lieu of cash dividends in the three months ended March 31, 2015 and 2014, respectively. The shares issued in lieu of cash dividends were issued at $7.00 per share. As of March 31, 2015, GWG Holdings has $518,000 of accrued preferred dividends which were paid or converted to shares of Series A Preferred Stock on April 15, 2015.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(9)       Income taxes

The Company has a $427,000 and $0 of current income tax liability as of March 31, 2015 and December 31, 2014. The components of current and deferred income tax expense for the three month ended March 31, 2015 and income tax benefit for the three month ended March 31, 2014, consisted of the following:

Three months ended:	March 31,	March 31,
	2015	2014
Income tax provision:
Current:
Federal	$(324,000)	$-
State	(103,000)	-
Total current tax expense	(427,000)	-
Deferred:
Federal	$(1,654,000)	$802,000
State	(528,000)	153,000
Total deferred tax expense	(2,182,000)	955,000
Total income tax expense	$(2,609,000)	$955,000

The primary differences between the Company’s March 31, 2015 effective tax rate and the statutory federal rate are the accrual of nondeductible preferred stock dividend expense of $537,000, state taxes, and other non-deductible expenses. The most significant temporary differences between GAAP net income and taxable net income are the treatment of interest costs with respect to the acquisition of the life insurance policies and revenue recognition with respect to the mark-to-market of life insurance portfolio.

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

The Company issued stock options for 755,101 shares of common stock to employees, officers, and directors of the Company through December 31, 2014. Options for 363,957 shares have vested, and the remaining options will vest over three years. The options were issued with an exercise price between $8.20 and $9.01 for those owning more than 10% of the Company’s stock and between $7.46 and $10.25 for others, which is equal to the estimated market price of the shares on the date of grant valued using Black-Scholes binomial option pricing model. The expected volatility used in the Black-Scholes model valuation of options issued during the year was 17.03% annualized. The annual volatility rate is based on the standard deviation of the average continuously compounded rate of return of five selected comparable companies over the previous 52 weeks. Forfeiture rate of 15% is based on historical Company information and expected future trend. As of March 31, 2015, stock options for 72,583 shares were forfeited and stock options for 4,167 shares were exercised.

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

Outstanding stock options:

	Vested	Un-vested	Total
Balance as of December 31, 2014	314,288	685,813	1,000,101
Granted during the quarter	43,500	42,750	86,250
Vested during the quarter	10,002	(10,002)	-
Exercised during the quarter	(3,833)	-	(3,833)
Forfeited during the quarter	-	(9,417)	(9,417)
Balance as of March 31, 2015	363,957	709,144	1,073,101

Compensation expense related to un-vested options not yet recognized is $608,000. We expect to recognize this compensation expense over the next three years ($217,000 in 2015, $217,000 in 2016, $166,000 in 2017, and 8,000 in 2018). The Company issues new common stock for options exercised.

(12)     Net income per common share

The Company began issuing Series A Preferred Stock on September 1, 2011, as described in note 8. The Series A Preferred Stock is dilutive to the net loss per common share calculation at March 31, 2015 and anti-dilutive at March 31, 2014. The Company has also issued warrants to purchase common stock in conjunction with the sale of convertible preferred stock, discussed in note 8. The warrants and vested stock options are anti-dilutive at March 31, 2015 and March 31, 2014 and have not been included in the fully diluted net loss per common share calculation.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(13)     Commitments

The Company entered into an office lease with U.S. Bank National Association as the landlord. The lease was effective April 22, 2012 with a term through August 31, 2015. The lease is for 11,695 square feet of office space located at 220 South Sixth Street, Minneapolis, Minnesota. The Company is obligated to pay base rent plus common area maintenance and a share of the building operating costs. Rent expenses under this agreement were $67,000 and $52,000 during the three month ended March 31, 2015 and 2014, respectively. The minimum lease payments for 2015 under the lease agreement are $70,000.

(14)    Contingencies

Litigation - In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Opportunity Finance, LLC, owned by Jon Sabes and Steven Sabes (Company directors and officers), is subject to litigation clawback claims by the bankruptcy trustee for third-party matters for payments that may have been deemed preference payments. In addition, Jon Sabes and Steven Sabes are subject to litigation clawback claims by the bankruptcy trustee for third-party matters for payments received from Opportunity Finance that may have been deemed preference payments. If the parties are unsuccessful in defending against these claims, their equity ownership in the Company may be sold or transferred to other parties to satisfy such claims. In addition, the Company loaned $1,000,000 to Opportunity Finance, LLC, and was repaid in full plus interest of $177,000. This investment amount may also be subject to clawback claims by the bankruptcy court.

(15)    Guarantees of secured debt

GWG Holdings has registered with the SEC the offer and sale $250,000,000 of L Bonds, and effective January 9, 2015, launched a $1 billion follow-on to its publicly registered L Bond offering as described in note 7. The L Bonds are secured by the assets of Holdings as described in note 7 and a pledge of all the common stock held by the largest individual shareholders. Obligations under the L Bonds are guaranteed by GWG Life. This guarantee involves the grant of a security interest in all the assets of GWG Life. The payment of principal and interest on the L Bonds is fully and unconditional guaranteed by GWG Life. Substantially all of the Company’s life insurance policies are held by DLP II, DLP III and the Trust. The policies held by DLP II are not collateral for the L Bond obligations as such policies serve as collateral for the credit facility.

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

The following represents consolidating financial information as of March 31, 2015 and December 31, 2014, with respect to the financial position, and for the three months ended March 31, 2015 and 2014 with respect to results of operations and cash flows of Holdings and its subsidiaries. The parent column presents the financial information of Holdings, the primary obligor of the L Bonds. The guarantor subsidiary column presents the financial information of GWG Life, the guarantor subsidiary of the L Bonds, presenting its investment in DLP II, DLP III and Trust under the equity method. The non-guarantor subsidiaries column presents the financial information of all non-guarantor subsidiaries including DLP II, DLP III and Trust.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Balance Sheets

March 31, 2015	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated

A S S E T S

Cash and cash equivalents	$34,762,097	$1,278,378	$150,052	$-	$36,190,527
Restricted cash	-	1,862,500	9,471,117	-	11,333,617
Policy benefits receivable	-	-	19,640,000	-	19,640,000
Investment in life settlements, at fair value	-	-	278,395,047	-	278,395,047
Other assets	1,814,859	1,756,731	2,181,793	-	5,753,383
Investment in subsidiaries	210,207,072	236,319,121	-	(446,526,193)	-

TOTAL ASSETS	$246,784,028	$241,216,730	$309,838,009	$(446,526,193)	$351,312,574

L I A B I L I T I E S & S T O C K H O L D E R S' E Q U I T Y

LIABILITIES
Revolving credit facility	$-	$-	$72,161,048	$-	$72,161,048
Series I Secured Notes payable	-	26,498,511	-	-	26,498,511
L Bonds	205,038,330	-	-	-	205,038,330
Interest payable	7,242,071	3,559,004	603,120	-	11,404,195
Accounts payable and other accrued expenses	1,179,207	1,102,196	604,667	-	2,886,070
Deferred taxes	7,455,806	-	-	-	7,455,806
TOTAL LIABILITIES	220,915,414	31,159,711	73,368,835	-	325,443,960

STOCKHOLDERS’ EQUITY
Member capital	-	210,057,019	236,469,174	(446,526,193)	-
Convertible preferred stock	20,712,073				20,712,073
Common stock	5,870	-	-	-	5,870
Additional paid-in capital	16,290,266	-	-	-	16,290,266
Accumulated deficit	(11,139,595)	-	-	-	(11,139,595)
TOTAL STOCKHOLDERS’ EQUITY	25,868,614	210,057,019	236,496,174	(446,526,193)	25,868,614

TOTAL LIABILITIES AND EQUITY	$246,784,028	$241,216,730	$309,838,009	$(446,526,193)	$351,312,574

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Balance Sheets (continued)

December 31, 2014	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

A S S E T S

Cash and cash equivalents	$30,446,473	$216,231	$-	$-	$30,662,704
Restricted cash	-	82,500	4,213,553	-	4,296,053
Investment in life settlements, at fair value	-	-	282,883,010	-	282,883,010
Other assets	1,673,728	1,777,534	1,777,500	-	5,228,762
Investment in subsidiaries	185,636,417	215,124,779	-	(400,761,196)	-

TOTAL ASSETS	$217,756,618	$217,201,044	$288,874,063	$(400,761,196)	$323,070,529

L I A B I L I T I E S & S T O C K H O L D E R S' E Q U I T Y (D E F I C I T)

LIABILITIES
Revolving credit facility	$-	$-	$72,161,048	$-	$72,161,048
Series I Secured Notes payable	-	27,616,578	-	-	27,616,578
L Bonds	182,782,884	-	-	-	182,782,884
Accounts payable	410,895	242,680	550,000	-	1,203,575
Interest payable	6,598,250	3,513,615	1,016,654	-	11,128,519
Other accrued expenses	301,098	191,753	21,583	-	514,434
Deferred taxes	5,273,555	-	-	-	5,273,555
TOTAL LIABILITIES	195,366,682	31,564,626	73,749,285	-	300,680,593

STOCKHOLDERS’ EQUITY
Member capital	-	185,636,418	215,124,778	(400,761,196)	-
Convertible preferred stock	20,527,866	-	-	-	20,527,866
Common stock	5,870	-	-	-	5,870
Additional paid-in capital	16,257,686	-	-	-	16,257,686
Accumulated deficit	(14,401,486)	-	-	-	(14,401,486)
TOTAL STOCKHOLDERS’ EQUITY	22,389,936	185,636,418	215,124,778	(400,761,196)	22,389,936

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$217,756,618	$217,201,044	$288,874,063	$(400,761,196)	$323,070,529

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2015	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Contract servicing fees	$-	$357,486	$-	$(357,486)	$-
Gain on life settlements, net	-	-	16,783,409	-	16,783,409
Interest and other income	7,543	6,450	35,303	-	49,296

TOTAL REVENUE	7,453	363,936	16,818,712	(357,486)	16,832,705

EXPENSES
Origination and servicing fees	-	-	357,486	(357,486)	-
Employee compensation and benefits	1,305,801	422,116	-	-	1,727,917
Legal and professional fees	477,351	100,793	-	-	578,144
Interest expense	5,249,962	774,086	1,152,486	-	7,176,534
Other expenses	951,362	514,902	12,584	-	1,478,848

TOTAL EXPENSES	7,984,476	1,811,897	1,522,556	(357,486)	10,961,443

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(7,976,933)	(1,447,961)	15,296,156	-	5,871,262

EQUITY IN INCOME OF SUBSIDIARY	13,848,195	15,296,105	-	(29,144,300)	-

NET INCOME BEFORE INCOME TAXES	5,871,262	13,848,144	15,296,156	(29,144,300)	5,871,262

INCOME TAX EXPENSE	2,609,371	-	-	-	2,609,371
NET INCOME	$3,261,891	$13,848,144	$15,296,156	$(29,144,300)	$3,261,891

For the three months ended March 31, 2014	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Contract servicing fees	$-	$966,056	$-	$(966,056)	$-
Gain on life settlements, net	-	-	5,516,205	-	5,516,205
Interest and other income	6,929	169,615	44	(169,221)	7,367

TOTAL REVENUE	6,929	1,135,671	5,516,249	(1,135,277)	5,523,572

EXPENSES
Origination and servicing fees	-	-	966,056	(966,056)	-
Employee compensation and benefits	590,584	378,162	-	-	968,746
Legal and professional fees	266,159	59,139	-	-	325,298
Interest expense	4,216,528	778,567	1,331,453	-	6,326,548
Other expenses	421,243	325,255	181,731	(169,221)	759,008

TOTAL EXPENSES	5,494,514	1,541,123	2,479,240	(1,135,277)	8,379,600

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(5,487,585)	(405,452)	3,037,009	-	(2,856,028)

EQUITY IN INCOME OF SUBSIDIARY	2,631,557	3,037,009	-	(5,668,566)	-

NET INCOME (LOSS) BEFORE INCOME TAXES	(2,856,028)	2,631,557	3,037,009	(5,668,566)	(2,856,028)

INCOME TAX BENEFIT	(954,858)	-	-	-	(954,858)
NET INCOME (LOSS)	$(1,901,170)	$2,631,557	$3,037,009	$(5,668,566)	$(1,901,170)

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2015	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,261,891	$13,848,144	$15,296,156	$(29,144,300)	$3,261,891
Adjustments to reconcile net loss to cash:
(Equity) loss of subsidiaries	(13,848,196)	(15,296,104)	-	29,144,300	-
Gain on life settlements	-	-	1,893,845	-	1,893,845
Amortization of deferred financing and issuance costs	43,475	130,188	(722,693)	-	(549,030)
Deferred income taxes	2,182,251	-	-	-	2,182,251
Preferred stock issued for dividends	188,812	-	-	-	188,812
Increase in operating assets:
Policy benefits receivable	-	-	17,890,000	-	17,890,000
Other assets	(10,874,436)	(5,877,435)	-	16,620,698	(131,173)
Increase in operating liabilities:
Accounts payable and other accrued expenses	2,279,652	738,084	382,049	-	2,635,687
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(16,766,551)	(6,457,123)	(1,804,741)	16,620,698	(8,407,717)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	-	-	(2,446,477)	-	(2,446,477)
Proceeds from settlement of life settlements	-	-	3,610,595	-	3,610,595
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	1,164,118	-	1,164,118

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for redemption of Series I Secured Notes payable	-	(1,273,189)	-	-	(1,273,189)
Proceeds from issuance of L Bonds	27,960,297	-	-	-	27,960,297
Payments from issuance of L Bonds	(1,340,583)	-	-	-	(1,340,583)
Payments from redemption of L Bonds	(5,537,539)	-	-	-	(5,537,539)
Proceeds from restricted cash	-	(1,780,000)	(5,257,564)	-	(7,073,564)
Issuance of member capital	-	10,572,459	6,048,239	(16,620,698)	-
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	21,082,175	7,519,270	790,675	(16,620,698)	12,771,422

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,315,624	1,062,147	150,052	-	5,527,823

CASH AND CASH EQUIVALENTS
BEGINNING OF THE YEAR	30,446,473	216,231	-	-	30,662,704

END OF THE YEAR	$34,762,097	$1,278,378	$150,052	$-	$36,190,527

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Consolidating Statements of Cash Flows (continued)

For the three months ended March 31, 2014	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,901,170)	$2,631,557	$3,037,009	$(5,668,566)	$(1,901,170)
Adjustments to reconcile net loss to cash:
(Equity) loss of subsidiaries	(2,631,557)	(3,037,009)	-	5,668,566	-
Gain on life settlements	-	-	(11,358,913)	-	(11,358,913)
Amortization of deferred financing and issuance costs	847,236	166,946	(660,525)	-	353,657
Deferred income taxes	(954,858)	-	-	-	(954,858)
Preferred stock issued for dividends	192,340	-	-	-	192,340
Increase in operating assets:
Other assets	(15,947,713)	(15,248,357)	-	30,944,224	(251,846)
Increase in operating liabilities:
Accounts payable and other accrued expenses	713,785	229,443	334,598	-	1,277,826
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(19,681,937)	(15,257,420)	(8,647,831)	30,944,224	(12,642,964)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	-	-	(8,271,203)	-	(8,271,203)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(8,271,203)	-	(8,271,203)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for redemption of Series I Secured Notes payable	-	(868,303)	-	-	(868,303)
Proceeds from issuance of debentures	18,365,657	-	-	-	18,365,657
Payments from issuance of debentures	(1,057,763)	-	-	-	(1,057,763)
Payments from redemption of debentures	(3,871,125)	-	-	-	(3,871,125)
Proceeds from restricted cash	-	1,070,000	1,909,207	-	2,979,207
Issuance of member capital	-	15,934,397	15,009,827	(30,944,224)	-
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	13,436,769	16,136,094	16,919,034	(30,944,224)	15,547,673

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,245,168)	878,674	-	-	(5,366,494)

CASH AND CASH EQUIVALENTS
BEGINNING OF THE YEAR	32,711,636	738,157	-	-	33,449,793

END OF THE YEAR	$26,466,468	$1,616,831	$-	$-	$28,083,299

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(16)     Concentrations

GWG purchases life insurance policies written by life insurance companies having investment grade ratings by independent rating agencies.  As a result there may be certain concentrations of contracts with life insurance companies.  The following summarizes the face value of insurance contracts with specific life insurance companies exceeding 10% of the total face value held by the Company.

	March 31,	December 31,
	2015	2014
Life insurance company	%	%

AXA Equitable	15.02	14.55
John Hancock	12.03	11.48
Transamerica	10.32	*

* percentage does not exceed 10% of the total face value.

The following summarizes the number of insurance contracts held in specific states exceeding 10% of the total face value held by the Company:

	March 31,	December 31,
	2015	2014
State of residence	%	%

California	28.33	28.87
Florida	18.77	18.56
New York	9.56	*

* percentage does not exceed 10% of the total face value.

(17) Subsequent events

Subsequent to March 31, 2015, one policy has matured. The insurance benefits of this policy were $750,000 and the carrying value of the policy was 132,000. The Company recorded realized gains of $618,000 on this policy.

Subsequent to March 31, 2015, the Company has issued approximately an additional $9.6 million in principal amount of L Bonds.

Amended and Restated Credit Facility

Effective May 11, 2015, GWG Holdings, together with certain of its subsidiaries, entered into an Second Amended and Restated Credit and Security Agreement with Autobahn Funding Company LLC, as the conduit lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, as the committed lender and as the agent on behalf of secured parties under such agreement.  The Second Amended and Restated Credit and Security Agreement extends the maturity date of borrowings made by the Company’s subsidiaries, GWG DLP Funding II, LLC and GWG DLP Funding III, LLC, to June 30, 2018. Advances under the credit facility made after May 11, 2015 will bear interest at the commercial paper rate of the lender at the time of the advance, or at the lender’s cost of borrowing plus 4.75 percent, which is 1.75 percent less than under the previous Credit and Security Agreement executed on January 25, 2013.  In addition to the extended term and decreased interest rate and borrowing cost, the Second Amended and Restated Credit and Security Agreement also removes the requirement that the Company maintain a reserve for certain projected expenditures (including anticipated premium payments required to service its life insurance portfolio), thereby allowing for the Company’s full use of the credit facility up to its limit of $105,000,000.

In connection with the Second Amended and Restated Credit and Security Agreement, GWG Holdings and its subsidiaries entered into certain other agreements and amendments and restatements of earlier agreements entered into in connection with the original and renewal Credit and Security Agreements.  Included among these other agreements was an Amended and Restated Performance Guaranty affirming the performance guaranty that GWG Holdings earlier provided in connection with the original and first amended and related Credit and Security Agreements to DZ Bank AG Deutsche Zentral-Genossenschaftsbank, as agent.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with the consolidated financial statements and accompanying notes and the information contained in other sections of this report. This discussion and analysis is based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The statements in this discussion and analysis concerning expectations regarding our future performance, liquidity and capital resources, as well as other non-historical statements, are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. Our actual results could differ materially from those suggested or implied by any forward-looking statements. Please see the “Risk Relating to Forward-Looking Statements” caption below.

Overview

We are engaged in the emerging secondary market for life insurance policies. We acquire life insurance policies in the secondary market from policy owners desiring to sell their policies at a discount to the face value of the insurance benefit. Once we purchase a policy, we continue paying the policy premiums to ultimately collect the face value of the insurance benefit. We generally seek to hold the individual policies to maturity, in order to ultimately collect the policy’s face value upon the insured’s mortality. Our strategy is to build a profitable and large portfolio of policies that is diversified in terms of insurance carriers and the medical conditions of insureds. We believe that diversification among insureds, insurers, and medical conditions will lower our overall risk exposure, and that a larger number of individual policies (diversification in overall number) will provide our portfolio with greater  actuarial stability.

In the first three months of 2015, we recognized $25.0 million of revenue from the receipt of $28.6 million in policy benefits. In addition, we recognized an expense from the change in fair value of our life insurance policies, net of premiums and carrying costs, of $8.2 million. In the first three months of 2015, interest expense, including amortization of the deferred financing costs and preferred stock dividends, was $7.2 million, and selling, general and administrative expenses were $3.8 million. Income tax expense for the first three months of 2015 was $2.6 million. Our net income for the first quarter of 2015 was $3.3 million.

In the first three months of 2014, we did not experience any policy maturities. In this period we recognized revenue from the change in fair value of our life insurance policies, net of premiums and carrying costs, of $5.5 million. For the three months ended March 31, 2014, interest expense, including amortization of the deferred financing costs and preferred stock dividends, was $6.3 million, and selling, general and administrative expenses were $2.1 million. Income tax benefit for the three months ended March 31, 2014 was $0.9 million. Our net loss for first quarter of 2014 was $1.9 million.

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

The table below provides the discount rate used to estimate the fair value of the life insurance policies for the period ending:

March 31, 2015	December 31, 2014
11.38%	11.43%

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

We engaged a third party, Model Actuarial Pricing Systems (MAPS), to prepare a third-party valuation of our life settlement portfolio. MAPS owns and maintains the portfolio pricing software we use. MAPS processed policy data, future premium data, life expectancy estimate data, and other actuarial information we supplied to calculate a net present value for our portfolio using the specified discount rate of 11.38%. MAPS independently calculated the net present value of our portfolio of 293 policies to be $278.4 million, which is the same fair value estimate we used on the balance sheet as of March 31, 2015, and furnished us with a letter documenting its calculation. A copy of such letter is filed as Exhibit 99.1 to this report.

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

Results of Operations — Three Months Ended March 31, 2015 Compared to the Same Period in 2014

The following is our analysis of the results of operations for the periods indicated below.  This analysis should be read in conjunction with our consolidated financial statements and related notes.

Revenue.

	Three Months Ended March 31,
	2015	2014
Revenue recognized from the receipt of policy benefits (1)	$25,014,000	$-
Revenue (expense) recognized from the change in fair value of life insurance policies, net of premiums and carrying costs (2)	(8,231,000)	5,516,000
Gain on life settlements, net	$16,783,000	$5,516,000
The change in fair value related to new policies acquired during the first quarter of 2015	$612,000	$4,473,000

(1)	In the first three months of 2015, we recognized $25.0 million of revenue from the receipt of $28.6 million in policy benefits. In the first three months of 2014, we did not experience any policy maturities.
(2)	The change in the discount rate incorporates current information about discount rates applied by other reporting companies owning portfolios of life insurance policies, discount rates observed by us in the life insurance secondary market, market interest rates, the credit exposure to the issuing insurance companies and our estimate of the risk premium a purchaser would require to receive the future cash flows derived from our portfolio of life insurancepolicies. Because we use the discount rate to arrive at the fair value of our portfolio, the rate we choose necessarily assumes an orderly and arms-length transaction (i.e., a non-distressed transaction in which neither seller nor buyer is compelled to engage in the transaction). The discount rate applied to estimate the fair value of the portfolio of life insurance policies we own was 11.38% as of March 31, 2015, compared to 11.69% as of March 31, 2014, and to 11.43% as of December 31, 2014. The decrease in discount rate was due to both an increase in the size of our portfolio and the diversity of policies held in our portfolio of life insurance policies that resulted in a lower anticipated risk premium to a potential buyer. The carrying value of policies acquired during each quarterly reporting period are adjusted to their current fair value using the fair value discount rate applied to the entire portfolio as of that reporting date.

Expenses.

	Three Months Ended March 31,
	2015	2014	Increase
Employee compensation and benefits (1)	$1,728,000	$969,000	$759,000
Interest expense (including amortization of deferred financing costs and preferred stock dividends) (2)	7,176,000	6,327,000	849,000
Legal and professional expenses (3)	578,000	325,000	253,000
Other expenses (4)	1,479,000	759,000	720,000
Total expenses	$10,961,000	$8,380,000	$2,581,000

(1)	The increase in the current period as compared to the first quarter of 2014 resulted primarily from our employment of more staff and additional members to our Business Development and executive teams.
(2)	The increase in the current period was due to the increase in average debt outstanding.
(3)	The increase in the current period is due to increased compliance work and SEC filings related to our L Bonds offering.
(4)	Marketing, recruiting and other expenses increased in the current period due to the implementation of a direct marketing campaign, increased activity related to our public offering of L Bonds and increased expenses from the implementation of a new company operating system.

Income Tax Expense. For the three months ended March 31, 2015, we had $5.9 million of income before income taxes and recorded income tax expense of $2.6 million, or 44.4%. In the same period of 2014, we had $2.9 million of loss before income taxes and recognized an income tax benefit of $0.9 million, or 33.4%. The primary differences between our effective tax rate and the statutory federal rate are the accrual of preferred stock dividend expense, state taxes, and other non-deductible expenses. The primary permanent difference between our effective tax rate and the statutory federal rate are the accrual of preferred stock dividend expense, state income taxes, and other non-deductible expenses. The dividends charged to interest expense were $0.5 million and $0.6 million during the first three month of 2015 and 2014, respectively.

The following table provides a reconciliation of our income tax expense at the statutory federal tax rate to our actual income tax expense:

	Three Months Ended		Three Months Ended
	March 31, 2015		March 31, 2014
Statutory federal income tax (benefit)	$1,998,000	34.0%	$(964,000)	34.0%
State income taxes, net of federal benefit	416,000	7.1%	(141,000)	5.0%
Series A Preferred Stock dividends	183,000	3.1%	216,000	(7.6)%
Other permanent differences	12,000	0.2%	(66,000)	2.0%
Total income tax expense (benefit)	$2,609,000	44.4%	$(955,000)	33.4%

The most significant temporary differences between GAAP net income and taxable net income are the treatment of interest costs with respect to the acquisition of the life insurance policies and revenue recognition with respect to the mark-to-market of life insurance portfolio.

Liquidity and Capital Resources

We finance our business through a combination of policy benefit revenues, origination fees, equity offerings, debt offerings, and a credit facility. We have used our debt offerings and credit facility primarily for policy acquisition, policy servicing, and portfolio related financing expenditures. We charge an intercompany origination fee in the amount of one to four percent of the face value of a life insurance policy’s benefit when we acquire the related life insurance policy. The origination fee we charge is included in the total purchase price we pay for a life insurance policy for purposes of our valuation and expected internal rate of return calculations, but is not netted against the purchase price we pay to a seller of an insurance policy. We generated cash flows of $0.4 million and $1.0 million from origination fees in the first quarter of 2015 and 2014, respectively. Profits from intercompany origination fees for life insurance policies retained by the Company are eliminated from our consolidated statements of operations. As such, the origination fees collected under our life insurance policy financing arrangements are reflected in our consolidated statements of cash flows as cash flows from financing activities as they are received from borrowings used to finance the acquisition of life insurance policies. Our revolving credit facility allows DLP II to borrow the funds necessary to pay origination fees to GWG Life. Our borrowing agreements allow us to use net proceeds of the L Bonds for policy acquisition, which includes origination fees. If the policy acquisition is not financed, no fees are included in the consolidated cash flows. See “Cash Flows” below for further information. We determine the value of life insurance policies in accordance with ASC 325-30, Investments in Insurance Contracts, using the fair value method. Under the fair value method, the initial investment is recorded at the transaction price. Because the origination fees are paid from a wholly owned subsidiary to the parent company, these fees are not included in the transaction price as reflected in our consolidated financial statements. For further discussion on our accounting policies for life settlements, please refer to note 1 to our consolidated financial statements.

As of March 31, 2015 and December 31, 2014, we had approximately $39.9 million and $51.2 million, respectively, in combined available cash and available borrowing base surplus capacity under our revolving credit facility for the purpose of purchasing additional life insurance policies, paying premiums on existing policies, paying portfolio servicing expenses, and paying principal and interest on our outstanding financing obligations.

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

In June 2011, GWG registered a $250.0 million debt offering of our Renewable Secured Debentures (subsequently renamed L Bonds) with the SEC. The registration became effective on January 31, 2012. Effective January 9, 2015, we launched a $1 billion follow-on to our publicly registered L Bond offering. Through March 31, 2015, the total amount of these L Bonds sold, including renewals, was $288.6 million. As of March 31, 2015, we had approximately $208.7 million in principal amount of L Bonds outstanding.

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

In November 2009, our wholly owned subsidiary GWG Life commenced private placement of Series I Secured Notes to accredited investors only. This offering was closed in November 2011. As of March 31, 2015, we had approximately $26.9 million in principal amount of Series I Secured Notes outstanding.

The weighted-average interest rate of our outstanding Series I Secured Notes as of March 31, 2015 and December 31, 2014 was 8.39% and 8.37%, respectively, and the weighted-average maturity at those dates was 2.11 and 2.01 years, respectively. The Series I Secured Notes have renewal features. Since we first issued our Series I Secured Notes, we have experienced $140.0 million in maturities, of which as of March 31, 2015, $109.2 million has renewed for an additional term. This has provided us with an aggregate renewal rate of approximately 78% for investments in these securities.

The weighted-average interest rate of our outstanding L Bonds as of March 31, 2015 and December 31, 2014 was 7.32% and 7.45%, respectively, and the weighted-average maturity at those dates was 3.32 and 3.45 years, respectively. Our L Bonds have renewal features. Since we first issued our L Bonds, we have experienced $79.9 in maturities, of which as of March 31, 2015, $53.6 million has renewed for an additional term. This has provided us with an aggregate renewal rate of approximately 67% for investments in these securities. Future contractual maturities of Series I Secured Notes and L Bonds at March 31, 2015 are:

Years Ending December 31,	Series I Secured Notes	L Bonds	Total
2015	$9,426,000	$56,626,000	$66,052,000
2016	10,060,000	59,311,000	69,371,000
2017	5,873,000	36,939,000	42,812,000
2018	802,000	23,355,000	24,157,000
2019	347,000	14,342,000	14,689,000
Thereafter	418,000	18,156,000	18,574,000
	$26,926,000	$208,729,000	$235,655,000

The L Bonds and Series I Secured Notes are secured by all our assets, and are subordinate to our revolving credit facility with Autobahn/DZ Bank. The L Bonds and Series I Secured Notes are pari passu with respect to a security interest in our assets pursuant to an intercreditor agreement (see notes 6 and 7 to our consolidated financial statements).

We maintain a $100 million revolving credit facility with Autobahn/DZ Bank through GWG Life’s wholly owned subsidiary DLP II. As of both March 31, 2015 and December 31, 2014, we had $72.2 million outstanding under the revolving credit facility and maintained an available borrowing base surplus of $3.7 million and $20.6 million, respectively (see note 5 to our condensed consolidated financial statements). Effective May 11, 2015, we amended and restated our credit facility (see “- Amended and Restated Credit Facility” below for more information.)

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

Capital expenditures have historically not been material and we do not anticipate making material capital expenditures in 2015 or beyond.

Debt Financings Summary

We had the following outstanding debt balances as of March 31, 2015:

Issuer/Borrower	Principal Amount Outstanding	Weighted Average Interest Rate
GWG Holdings, Inc. – L Bonds	$208,729,000	7.32%
GWG Life Settlements, LLC - Series I Notes, secured	26,926,000	8.39%
GWG DLP Funding II, LLC - Revolving credit facility	72,161,000	6.22%
Total	$307,816,000	7.16%

Our total credit facility and other indebtedness balance as of March 31, 2015 and December 31, 2014 was $307.8 million and $286.6 million, respectively. At March 31, 2015, the total outstanding face amount under our Series I Secured Notes outstanding was $26.9 million, less unamortized selling costs of $0.4 million, resulting in a carrying amount of $26.5 million. At December 31, 2014, the total outstanding face amount under our Series I Secured Notes outstanding was $28.0 million, less unamortized selling costs of $0.4 million, resulting in a carrying amount of $27.6 million. At March 31, 2015, the total outstanding face amount of L Bonds was $208.7 million plus $2.6 million of subscriptions in process, less unamortized selling costs of $6.3 million resulting in a carrying amount of $205.0 million. At December 31, 2014, the total outstanding face amount of L Bonds was $186.4 million plus $2.3 million of subscriptions in process, less unamortized selling costs of $5.9 million resulting in a carrying amount of $182.8 million. At March 31, 2015, the fair value of our investments in life insurance policies of $278.4 million plus our cash balance of $36.2 million and our restricted cash balance of $11.3 million, totaled $325.9 million, representing an excess of portfolio assets over secured indebtedness of $18.1 million. At December 31, 2014, the fair value of our investments in life insurance policies of $282.8 million plus our cash balance of $30.7 million and our restricted cash balance of $4.3 million, totaled $317.8 million, representing an excess of portfolio assets over secured indebtedness of $31.2 million. At March 31, 2015 our weighted average cost of capital was approximately 7.16%. The L Bonds and Series I Secured Notes are secured by all our assets and are subordinate to our revolving credit facility with Autobahn/DZ Bank. The L Bonds and Series I Secured Notes are pari passu with respect to a security interest in our asset pursuant to an intercreditor agreement.

The following forward-looking table seeks to illustrate the impact of a hypothetical sale of our portfolio of life insurance assets at various discount rates in order to satisfy our debt obligations as of March 31, 2015. In all cases, the sale of the life insurance assets owned by DLP II will be used first to satisfy all amounts owing under the revolving credit facility with Autobahn/ DZ Bank. The net sale proceeds remaining after satisfying all obligations under the revolving credit facility would be applied to L Bonds and Series I Secured Notes on a pari passu basis.

Portfolio Discount Rate	10%	11%	12%	13%
Value of portfolio	$296,779,000	$283,258,000	$270,763,833	$259,195,000
Cash and cash equivalents	47,524,000	47,524,000	47,524,000	47,524,000
Total assets	344,303,000	330,782,000	318,287,833	306,719,000
Revolving credit facility Autobahn/DZ Bank	72,161,000	72,161,000	72,161,000	72,161,000
Net after revolving credit facility	272,142,000	258,621,000	246,127,000	234,558,000
Series I Secured Notes and L Bonds	235,652,000	235,652,000	235,652,000	235,652,000
Net after Series I Secured Notes and L Bonds	36,490,000	22,969,000	10,475,000	(1,094,000)
Impairment to Series I Secured Notes and L Bonds	No impairment	No impairment	No impairment	impairment

The table illustrates that our ability to fully satisfy amounts owing under the L Bonds and Series I Secured Notes would likely be impaired upon the sale of all our life insurance assets at a price equivalent to a discount rate of approximately 12.90% or higher. At December 31, 2014 the impairment occurred at discount rate of approximately 14.09% or higher. The discount rates used to calculate the fair value of our portfolio for mark-to-market accounting were 11.38% and 11.43% as of March 31, 2015 and December 31, 2014, respectively.

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

Amended and Restated Credit Facility

Effective May 11, 2015, GWG Holdings, together with certain of its subsidiaries, entered into an Second Amended and Restated Credit and Security Agreement with Autobahn Funding Company LLC, as the conduit lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, as the committed lender and as the agent on behalf of secured parties under such agreement.  The Second Amended and Restated Credit and Security Agreement extends the maturity date of borrowings made by the Company’s subsidiaries, GWG DLP Funding II, LLC and GWG DLP Funding III, LLC, to June 30, 2018. Advances under the credit facility made after May 11, 2015 will bear interest at the commercial paper rate of the lender at the time of the advance, or at the lender’s cost of borrowing plus 4.75 percent, which is 1.75 percent less than under the previous Credit and Security Agreement executed on January 25, 2013.  In addition to the extended term and decreased interest rate and borrowing cost, the Second Amended and Restated Credit and Security Agreement also removes the requirement that the Company maintain a reserve for certain projected expenditures (including anticipated premium payments required to service its life insurance portfolio), thereby allowing for the Company’s full use of the credit facility up to its limit of $105,000,000.

In connection with the Second Amended and Restated Credit and Security Agreement, GWG Holdings and its subsidiaries entered into certain other agreements and amendments and restatements of earlier agreements entered into in connection with the original and renewal Credit and Security Agreements.  Included among these other agreements was an Amended and Restated Performance Guaranty affirming the performance guaranty that GWG Holdings earlier provided in connection with the original and first amended and related Credit and Security Agreements to DZ Bank AG Deutsche Zentral-Genossenschaftsbank, as agent.

Cash Flows

The payment of premiums and servicing costs to maintain life insurance policies represents our most significant requirement for cash disbursement. When a policy is purchased, we are able to calculate the minimum premium payments required to maintain the policy in-force. Over time as the insured age, premium payments will increase; however, the probability of actually needing to pay the premiums decreases since mortality becomes more likely. These scheduled premiums and associated probabilities are factored into our expected internal rate of return and cash-flow modeling described herein. Beyond premiums, we incur policy servicing costs, including annual trustee and tracking costs, and debt servicing costs, including principal and interest payments. Until we receive a stable amount of proceeds from the policy benefits, we intend to pay these costs from our credit facility, when permitted, and through the issuance of debt securities, including the L Bonds.

The amount of payments for anticipated premiums and servicing costs that we will be required to make over the next five years to maintain our current portfolio, assuming no mortalities, is set forth in the table below.

Years Ending December 31,	Premiums	Servicing	Premiums and Servicing Fees
Nine months ending December 31 ,2015	$18,635,000	$352,000	$18,987,000
2016	26,899,000	352,000	27,251,000
2017	30,098,000	352,000	30,450,000
2018	32,813,000	352,000	33,165,000
2019	36,454,000	352,000	36,806,000
2020	40,389,000	352,000	40,741,000
	$185,288,000	$2,112,000	$187,400,000

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

Quarter End Date	Portfolio Face Amount	12-Month Trailing Benefits Collected	12-Month Trailing Premiums Paid	12-Month Trailing Benefits/Premium Coverage Ratio
March 31, 2012	$482,455,000	$4,203,000	$14,977,000	28.06%
June 30, 2012	489,255,000	8,703,000	15,412,000	56.47%
September 30, 2012	515,661,000	7,833,000	15,837,000	49.46%
December 31, 2012	572,245,000	7,350,000	16,597,000	44.28%
March 31, 2013	639,755,000	11,350,000	18,044,000	62.90%
June 30, 2013	650,655,000	13,450,000	19,182,000	70.11%
September 30, 2013	705,069,000	18,450,000	20,279,000	90.98%
December 31, 2013	740,648,000	16,600,000	21,733,000	76.38%
March 31, 2014	771,940,000	12,600,000	21,930,000	57.46%
June 30, 2014	784,652,000	6,300,000	22,598,000	27.88%
September 30, 2014	787,964,000	4,300,000	23,121,000	18.60%
December 31, 2014	779,099,000	18,050,000	23,265,000	77.58%
March 31, 2015	754,942,000	46,675,000	23,786,000	196.23%

We believe that the portfolio cash flow results set forth above are consistent with our general investment thesis: that the life insurance policy benefits we receive will continue to increase over time in relation to the premiums we are required to pay on the remaining polices in the portfolio. Nevertheless, we expect that our portfolio cash flow results on a period-to-period basis will remain inconsistent until such time as we achieve our goal of acquiring a larger, more diversified portfolio of life insurance policies in order to obtain more normalized actuarial results. As our receipt of life insurance policy benefits increases, we expect to begin servicing and paying down our outstanding indebtedness, or alternatively purchasing additional life insurance policies, from these cash flows.

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

Credit Risk

We review the credit risk associated with our portfolio of life insurance policies when estimating its fair value. In evaluating the policies’ credit risk we consider insurance company solvency, credit risk indicators, economic conditions, ongoing credit evaluations, and company positions. We attempt to manage our credit risk related to life insurance policies typically by purchasing policies issued only from companies with an investment grade credit rating by either Standard & Poor’s, Moody’s, or A.M. Best Company. As of March 31, 2015, 97.81% of our life insurance policies, by face value benefits, were issued by companies that maintained an investment grade rating (BBB or better) by Standard & Poor’s.

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

Three months ended March 31,	2015	2014
GAAP net gain (loss)	$3,262,000	$(1,901,000)
Unrealized fair value (gain) loss (1)	1,894,000	(11,359,000)
Adjusted cost basis increase (2)	12,229,000	11,397,000
Accrual of unrealized actuarial gain (3)	4,241,000	7,305,000
Total adjusted non-GAAP income (4)	$21,626,000	$5,442,000

(1)	Reversal of unrealized fair value gain or loss of life insurance policies for current period.
(2)	Adjusted cost basis is increased to include those acquisition and servicing expenses which are not capitalized under GAAP.

(3)	Accrual of actuarial gain at expected internal rate of return based on investment cost basis for the period.
(4)	We must maintain an annual positive consolidated net income, calculated on a non-GAAP basis, to maintain compliance with our revolving credit facility with DZ Bank/Autobahn.

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

	As of March 31, 2015	As of December 31, 2014
GAAP net worth	$25,869,000	$22,390,000
Less intangible assets (1)	(9,276,000)	(8,132,000)
GAAP tangible net worth	16,593,000	14,258,000
Unrealized fair value gain (2)	(152,778,000)	(154,672,000)
Adjusted cost basis increase (3)	150,930,000	147,673,000
Accrual of unrealized actuarial gain (4)	84,030,000	80,122,000
Total adjusted non-GAAP tangible net worth (5)	$98,775,000	$87,381,000

(1)	Unamortized portion of deferred financing costs and pre-paid insurance.
(2)	Reversal of cumulative unrealized fair value gain or loss of life insurance policies.
(3)	Adjusted cost basis is increased by acquisition and servicing expenses which are not capitalized under GAAP.
(4)	Accrual of cumulative actuarial gain at expected internal rate of return based on investment cost basis.
(5)	We must maintain a total adjusted non-GAAP tangible net worth of $15 million to maintain compliance with our revolving credit facility with DZ Bank/Autobahn.

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

	As of March 31, 2015	As of December 31, 2014
Weighted-average expected IRR (1)	11.33%	11.78%
Weighted-average revolving credit facility interest rate (2)	6.22%	6.24%
Excess spread (3)	5.11%	5.54%
Total weighted-average interest rate on indebtedness for borrowed money (4)	7.16%	7.24%
Total excess spread	4.17%	4.54%

(1)	This represents the weighted-average expected internal rate of return of the life insurance policies as of the measurement date based upon our investment cost basis of the insurance policies and the expected cash flows from the life insurance portfolio. Our investment cost basis is calculated as our cash investment in the life insurance policies, without regard to GAAP-based fair value measurements, and is set forth below:

Investment Cost Basis	As of March 31, 2015	As of December 31, 2014
GAAP fair value	$278,395,000	$282,883,000
Unrealized fair value gain (A)	(152,778,000)	(154,672,000)
Adjusted cost basis increase (B)	150,930,000	147,673,000
Investment cost basis (C)	$276,547,000	$275,884,000

(A)	This represents the reversal of cumulative unrealized GAAP fair value gain of life insurance policies.

(B)	Adjusted cost basis is increased to include those acquisition and servicing expenses that are not capitalized under GAAP.
(C)	This is the full cash investment cost basis in life insurance policies from which our expected internal rate of return is calculated.

(2)	This is the weighted-average revolving credit relating to our revolving credit facility interest rate as of the measurement date.
(3)	We must maintain an excess spread of 2.00% relating to our revolving credit facility to maintain compliance under such facility.
(4)	Represents the weighted-average interest rate paid on all outstanding indebtedness as of the measurement date, determined as follows:

Outstanding Indebtedness	As of March 31, 2015	As of December 31, 2014
Revolving credit facility	$72,161,000	$72,161,000
Series I Secured Notes	26,926,000	28,047,000
L Bonds	208,729,000	186,377,000
Total	$307,816,000	$286,585,000

Interest Rates on Indebtedness
Revolving credit facility	6.22%	6.19%
Series I Secured Notes	8.39%	8.35%
L Bond	7.32%	7.53%
Weighted-average interest rates on indebtedness	7.16%	7.20%

(5)	Calculated as the weighted-average expected IRR (1) minus the weighted-average interest rate on indebtedness for borrowed money (4).

Debt Coverage Ratio and Subordination Ratio. Our L Bond and Series I Secured Notes borrowing covenants require us to maintain a “debt coverage ratio” of less than 90%. The “debt coverage ratio” is calculated by dividing the sum of our total indebtedness by the sum of our cash and cash equivalents and the net present value of the life insurance portfolio. The “subordination ratio” for our L Bonds is calculated by dividing the total indebtedness that is senior to L Bonds and Series I Secured Notes by the sum of the company’s cash and cash equivalents and the net present value of the life insurance portfolio. The “subordination ratio” must be less than 50%. For purposes of both ratio calculations, the net present value of the life insurance portfolio is calculated using a discount rate equal to the weighted-average interest rate of all indebtedness.

	As of March 31, 2015	As of December 31, 2014
Life insurance portfolio policy benefits	$754,942,000	$779,099,000
Discount rate of future cash flows	7.16%	7.24%
Net present value of Life insurance portfolio policy benefits	$341,867,000	$347,786,000
Cash and cash equivalents	47,524,000	34,959,000
Total Coverage	389,391,000	382,745,000

Revolving credit facility	72,161,000	72,161,000
Series I Secured Notes	26,926,000	28,047,000
Renewable Secured Debentures	208,729,000	186,377,000
Total Indebtedness	$307,816,000	$286,585,000

Debt Coverage Ratio	79.04%	74.88%
Subordination Ratio	18.53%	18.85%

As of March 31, 2015, we were in compliance with both the debt coverage ratio and the subordination ratio as required under our financing agreements for L Bonds and Series I Secured Notes.

Our Portfolio

Our portfolio of life insurance policies, owned by our subsidiaries as of March 31, 2015, is summarized below:

Life Insurance Portfolio Summary

Total portfolio face value of policy benefits	$754,942,000
Average face value per policy	$2,577,000
Average face value per insured life	$2,817,000
Average age of insured (yrs.) *	82.9
Average life expectancy estimate (yrs.) *	6.48
Total number of policies	293
Number of unique lives	268
Gender	68% Males; 32% Females
Number of smokers	3
Largest policy as % of total portfolio	1.32%
Average policy as % of total portfolio	0.34%
Average Annual Premium as % of face value	3.35%

*  Averages presented in the table are weighted averages.

Our portfolio of life insurance policies, owned by our subsidiaries as of March 31, 2015, organized by the insured’s current age and the associated policy benefits, is summarized below:

Distribution of Policy Benefits by Current Age of Insured

Min Age	Max Age	Policy Benefits	Weighted Average Life Expectancy (yrs.)	Percentage of Total Policy Benefits
90	94	35,497,000	3.06	4.70%
85	89	227,191,000	4.92	30.09%
80	84	275,133,000	6.90	36.44%
75	79	175,198,000	8.02	23.21%
70	74	31,767,000	9.27	4.21%
65	69	$10,156,000	7.06	1.35%
Total		$754,942,000	6.48	100.00%

Our portfolio of life insurance policies, owned by our subsidiaries as of March 31, 2015, organized by the insured’s current age and number of policies owned, is summarized below:

Distribution of Policies by Current Age of Insured

Min Age	Max Age	Policies	Weighted Average Life Expectancy (yrs.)	Percentage of Total Policies
90	94	16	3.06	5.46%
85	89	95	4.92	32.42%
80	84	98	6.90	33.45%
75	79	58	8.02	19.80%
70	74	18	9.27	6.14%
65	69	8	7.06	2.73%
Total		293	6.48	100.00%

Our portfolio of life insurance policies, owned by our subsidiaries as of March 31, 2015, organized by the insured’s estimated life expectancy estimates and associated policy benefits, is summarized below:

Distribution of Policies by Current Life Expectancies of Insured

Min LE (Months)	Max LE (Months)	Policy Benefits	Distribution
10	47	$121,539,000	16.10%
48	71	199,233,000	26.39%
72	95	227,107,000	30.08%
96	119	141,111,000	18.69%
120	143	54,200,000	7.18%
144	159	11,752,000	1.56%
Total		$754,942,000	100.00%

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

Our portfolio of life insurance policies, owned by our subsidiaries as of March 31, 2015, organized by the primary disease categories of the insured and associated policy benefits, is summarized below:

Distribution of Policy Benefits by Primary Disease Category

Primary Disease Category	Policy Benefits	Distribution
Cancer	$59,750,000	7.91%
Cardiovascular	131,874,000	17.47%
Cerebrovascular	24,462,000	3.24%
Dementia	60,449,000	8.01%
Diabetes	63,617,000	8.43%
Multiple	176,585,000	23.39%
Neurological Disorders	16,104,000	2.13%
No Disease	94,718,000	12.55%
Other	85,933,000	11.38%
Respiratory Diseases	41,450,000	5.49%
Total Policy Benefits	$754,942,000	100.00%

The primary disease category represents a general category of impairment. Within the primary disease category, there are a multitude of subcategorizations defined more specifically by ICD-9 codes. For example, a primary disease category of cardiovascular includes subcategorizations such as atrial fibrillation, heart valve replacement, coronary atherosclerosis, etc. In addition, individuals may have more than one ICD-9 code describing multiple medical conditions within one or more primary disease categories. Where an individual’s ICD-9 codes indicate medical conditions in more than one primary disease categories, we categorize the individual as having multiple primary disease categories. We expect to continue to develop and refine our identification and tracking on the insured individuals medical conditions as we manage our portfolio of life insurance policies.

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

As of March 31, 2015, 93.2% of insurance companies in our portfolio hold an investment-grade rating by Standard & Poor’s (BBB- or better), and the highest percentage of face value of policy benefits issued by one life insurance company within our portfolio was 15.02%. Of the 44 insurance companies that insure the policies we own, ten companies insure approximately 72.50% of total face value of policy benefits and the other 34 insurance companies insure the remaining approximately 27.50% of total face value of policy benefits. The concentration risk of our ten largest insurance company holdings as of March 31, 2015 is set forth in the table below.

Rank	Policy Benefits	Percentage of Policy Benefit Amt.	Insurance Company	Ins. Co. S&P Rating
1	$113,380,000	15.02%	AXA Equitable Life Insurance Company	A+
2	$89,470,000	12.03%	John Hancock Life Insurance Company (U.S.A)	AA-
3	$76,672,000	10.32%	Transamerica Life Insurance Company	AA-
4	$58,769,000	7.78%	Jefferson-Pilot Life Insurance Company	AA-
5	$56,215,000	6.00%	Voya Retirement and Insurance Company	A
6	$42,735,000	5.53%	Massachusetts Mutual Life Insurance Company	AA+
7	$41,750,000	4.47%	American General Life Insurance Company	A+
8	$30,500,000	4.04%	Pacific Life Insurance Company	A+
9	$28,450,000	3.77%	West Coast Life Insurance Company	AA-
10	$26,661,000	3.53%	Metropolitan Life Insurance Company	AA-

Life Insurance Portfolio Detail

(as of March 31, 2015)

	Face Value	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
1	$4,000,000	Male	94	36.2	MetLife Investors USA Insurance Company	AA-
2	$1,100,000	Male	94	30.6	Voya Retirement and Insurance Company	A
3	$1,500,000	Female	94	34.2	Aviva Life Insurance Company	A-
4	$1,000,000	Female	93	40.2	Transamerica Life Insurance Company	AA-
5	$3,200,000	Male	93	28.7	West Coast Life Insurance Company	AA-
6	$264,000	Female	92	26.3	Lincoln Benefit Life Company	BBB+
7	$250,000	Male	92	23.6	Transamerica Life Insurance Company	AA-
8	$3,000,000	Male	91	47.9	West Coast Life Insurance Company	AA-
9	$500,000	Male	91	16.7	John Hancock Life Insurance Company (U.S.A)	AA-
10	$5,000,000	Female	91	54.7	American General Life Insurance Company	A+
11	$2,000,000	Female	91	15.4	Pruco Life Insurance Company	AA-
12	$1,682,773	Female	90	53.0	Hartford Life and Annuity Insurance Company	BBB+
13	$5,000,000	Male	90	34.4	John Hancock Life Insurance Company (U.S.A)	AA-
14	$1,000,000	Male	90	26.9	State Farm Life Insurance Company	AA-
15	$5,000,000	Female	90	34.4	John Hancock Life Insurance Company (U.S.A)	AA-
16	$1,000,000	Male	90	10.1	Voya Retirement and Insurance Company	A
17	$1,000,000	Female	89	53.1	United of Omaha Life Insurance Company	A+
18	$3,500,000	Female	89	58.7	John Hancock Life Insurance Company (U.S.A)	AA-
19	$3,100,000	Female	89	36.0	Lincoln Benefit Life Company	BBB+
20	$1,500,000	Female	89	70.0	Jefferson-Pilot Life Insurance Company	AA-

	Face Value	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
21	$2,500,000	Female	89	9.7	AXA Equitable Life Insurance Company	A+
22	$2,500,000	Female	89	9.7	AXA Equitable Life Insurance Company	A+
23	$3,000,000	Female	89	35.5	Jefferson-Pilot Life Insurance Company	AA-
24	$5,000,000	Female	89	42.3	Voya Retirement and Insurance Company	A
25	$5,000,000	Female	89	20.1	Lincoln National Life Insurance Company	AA-
26	$715,000	Female	89	62.6	Jefferson-Pilot Life Insurance Company	AA-
27	$1,203,520	Male	89	46.2	Columbus Life Insurance Company	AA
28	$1,350,000	Female	89	38.0	Jefferson-Pilot Life Insurance Company	AA-
29	$600,000	Female	89	23.4	Columbus Life Insurance Company	AA
30	$5,000,000	Female	88	51.7	Massachusetts Mutual Life Insurance Company	AA+
31	$2,500,000	Female	88	50.3	American General Life Insurance Company	A+
32	$2,500,000	Male	88	41.9	Pacific Life Insurance Company	A+
33	$5,000,000	Male	88	55.6	AXA Equitable Life Insurance Company	A+
34	$1,103,922	Female	88	64.6	Sun Life Assurance Company of Canada (U.S.)	AA-
35	$1,500,000	Male	88	44.7	John Hancock Life Insurance Company (U.S.A)	AA-
36	$1,500,000	Male	88	44.7	John Hancock Life Insurance Company (U.S.A)	AA-
37	$1,000,000	Female	88	67.7	Transamerica Life Insurance Company	AA-
38	$250,000	Female	88	67.7	Transamerica Life Insurance Company	AA-
39	$1,050,000	Male	88	47.4	John Hancock Life Insurance Company (U.S.A)	AA-
40	$500,000	Male	88	64.0	Lincoln National Life Insurance Company	AA-
41	$4,785,380	Female	88	46.7	John Hancock Life Insurance Company (U.S.A)	AA-
42	$1,803,455	Female	88	51.4	Metropolitan Life Insurance Company	AA-
43	$1,529,270	Female	88	51.4	Metropolitan Life Insurance Company	AA-
44	$800,000	Male	88	74.4	Lincoln National Life Insurance Company	AA-
45	$5,000,000	Male	88	54.5	John Hancock Life Insurance Company (U.S.A)	AA-
46	$2,225,000	Female	88	88.2	Transamerica Life Insurance Company	AA-
47	$3,000,000	Female	88	84.2	Massachusetts Mutual Life Insurance Company	AA+
48	$1,500,000	Male	88	48.5	Union Central Life Insurance Company	A+
49	$3,500,000	Female	88	43.3	Lincoln National Life Insurance Company	AA-
50	$3,000,000	Male	88	35.1	American General Life Insurance Company	A+
51	$500,000	Female	87	70.4	Sun Life Assurance Company of Canada (U.S.)	AA-
52	$5,000,000	Female	87	36.8	Transamerica Life Insurance Company	AA-
53	$3,000,000	Male	87	53.2	Transamerica Life Insurance Company	AA-
54	$250,000	Male	87	74.6	Metropolitan Life Insurance Company	AA-
55	$6,000,000	Female	87	58.5	Sun Life Assurance Company of Canada (U.S.)	AA-
56	$4,000,000	Female	87	74.6	Transamerica Life Insurance Company	AA-
57	$1,000,000	Female	87	37.8	New York Life Insurance Company	AA+
58	$1,000,000	Male	87	57.4	AXA Equitable Life Insurance Company	A+
59	$10,000,000	Female	87	74.4	West Coast Life Insurance Company	AA-
60	$2,500,000	Male	87	50.4	Transamerica Life Insurance Company	AA-
61	$1,000,000	Female	87	53.3	West Coast Life Insurance Company	AA-
62	$2,000,000	Female	87	53.3	West Coast Life Insurance Company	AA-
63	$800,000	Male	87	57.8	National Western Life Insurance Company	A

	Face Value	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
64	$200,000	Male	87	50.8	Lincoln Benefit Life Company	BBB+
65	$4,445,467	Male	87	61.0	Penn Mutual Life Insurance Company	A+
66	$7,500,000	Male	87	52.6	Jefferson-Pilot Life Insurance Company	AA-
67	$3,600,000	Female	87	60.1	AXA Equitable Life Insurance Company	A+
68	$1,000,000	Female	87	29.7	John Hancock Life Insurance Company (U.S.A)	AA-
69	$4,513,823	Female	87	25.5	Aviva Life Insurance Company	A-
70	$3,000,000	Male	87	45.9	Jefferson-Pilot Life Insurance Company	AA-
71	$2,000,000	Male	87	49.3	John Hancock Life Insurance Company (U.S.A)	AA-
72	$100,000	Female	87	59.6	American General Life Insurance Company	A+
73	$100,000	Female	87	59.6	American General Life Insurance Company	A+
74	$2,000,000	Female	87	77.6	U.S. Financial Life Insurance Company	A+
75	$1,000,000	Male	86	63.4	John Hancock Life Insurance Company (U.S.A)	AA-
76	$2,000,000	Male	86	63.4	John Hancock Life Insurance Company (U.S.A)	AA-
77	$5,000,000	Male	86	51.4	Jefferson-Pilot Life Insurance Company	AA-
78	$1,200,000	Male	86	62.6	Transamerica Life Insurance Company	AA-
79	$1,000,000	Female	86	86.8	Voya Retirement and Insurance Company	A
80	$200,000	Female	86	89.6	Lincoln National Life Insurance Company	AA-
81	$3,000,000	Male	86	84.7	AXA Equitable Life Insurance Company	A+
82	$8,500,000	Male	86	83.5	Massachusetts Mutual Life Insurance Company	AA+
83	$1,000,000	Male	86	27.7	Transamerica Life Insurance Company	AA-
84	$500,000	Male	86	84.3	Metropolitan Life Insurance Company	AA-
85	$347,211	Male	86	46.9	Prudential Life Insurance Company	AA-
86	$500,000	Female	86	57.4	Beneficial Life Insurance Company	N/A
87	$5,000,000	Male	86	83.6	Lincoln National Life Insurance Company	AA-
88	$2,000,000	Male	86	99.7	Voya Retirement and Insurance Company	A
89	$2,000,000	Male	86	99.7	Voya Retirement and Insurance Company	A
90	$2,000,000	Male	86	99.7	Voya Retirement and Insurance Company	A
91	$1,365,000	Female	85	87.2	Transamerica Life Insurance Company	AA-
92	$1,000,000	Male	85	42.2	Massachusetts Mutual Life Insurance Company	AA+
93	$3,750,000	Male	85	78.4	AXA Equitable Life Insurance Company	A+
94	$2,000,000	Male	85	87.0	Transamerica Life Insurance Company	AA-
95	$1,000,000	Male	85	62.4	John Hancock Life Insurance Company (U.S.A)	AA-
96	$2,000,000	Female	85	87.1	AXA Equitable Life Insurance Company	A+
97	$3,000,000	Female	85	85.7	Sun Life Assurance Company of Canada (U.S.)	AA-
98	$2,328,547	Male	85	46.7	Metropolitan Life Insurance Company	AA-
99	$2,000,000	Male	85	46.7	Metropolitan Life Insurance Company	AA-
100	$2,000,000	Male	85	64.1	Jefferson-Pilot Life Insurance Company	AA-
101	$1,500,000	Male	85	51.4	Voya Retirement and Insurance Company	A
102	$1,500,000	Male	85	51.4	Voya Retirement and Insurance Company	A
103	$3,000,000	Female	85	73.3	Transamerica Life Insurance Company	AA-
104	$5,000,000	Male	85	75.5	Voya Retirement and Insurance Company	A
105	$1,000,000	Male	85	49.5	John Hancock Life Insurance Company (U.S.A)	AA-
106	$1,800,000	Male	85	55.0	John Hancock Variable Life Insurance Company	AA-

	Face Value	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
107	$5,000,000	Female	85	94.7	American General Life Insurance Company	A+
108	$2,000,000	Male	85	66.2	AXA Equitable Life Insurance Company	A+
109	$1,750,000	Male	85	66.2	AXA Equitable Life Insurance Company	A+
110	$2,000,000	Male	85	37.0	Transamerica Life Insurance Company	AA-
111	$1,425,000	Male	85	83.2	John Hancock Life Insurance Company (U.S.A)	AA-
112	$5,000,000	Female	84	99.1	AXA Equitable Life Insurance Company	A+
113	$1,000,000	Female	84	85.5	John Hancock Life Insurance Company (U.S.A)	AA-
114	$6,000,000	Female	84	112.8	American General Life Insurance Company	A+
115	$1,500,000	Male	84	51.5	Transamerica Life Insurance Company	AA-
116	$1,500,000	Female	84	111.0	Lincoln Benefit Life Company	BBB+
117	$4,000,000	Male	84	39.3	John Hancock Life Insurance Company (U.S.A)	AA-
118	$1,000,000	Male	84	80.8	John Hancock Life Insurance Company (U.S.A)	AA-
119	$2,000,000	Female	84	100.7	Lincoln Benefit Life Company	BBB+
120	$1,000,000	Male	84	56.5	Voya Retirement and Insurance Company	A
121	$2,700,000	Male	84	64.0	John Hancock Life Insurance Company (U.S.A)	AA-
122	$829,022	Female	84	27.0	Hartford Life and Annuity Insurance Company	BBB+
123	$1,500,000	Male	84	81.6	AXA Equitable Life Insurance Company	A+
124	$5,000,000	Male	84	91.3	Voya Retirement and Insurance Company	A
125	$7,600,000	Female	84	101.0	Transamerica Life Insurance Company	AA-
126	$2,500,000	Female	84	66.6	American General Life Insurance Company	A+
127	$2,500,000	Male	84	61.8	AXA Equitable Life Insurance Company	A+
128	$3,000,000	Male	84	61.8	Lincoln National Life Insurance Company	AA-
129	$500,000	Male	84	43.2	Genworth Life Insurance Company	BBB-
130	$4,000,000	Female	84	52.4	Voya Retirement and Insurance Company	A
131	$3,000,000	Female	84	45.8	AXA Equitable Life Insurance Company	A+
132	$1,703,959	Male	84	69.9	Jefferson-Pilot Life Insurance Company	AA-
133	$500,000	Male	84	20.6	Great Southern Life Insurance Company	N/A
134	$1,000,000	Male	84	60.4	Hartford Life and Annuity Insurance Company	BBB+
135	$3,500,000	Female	84	109.8	Lincoln Benefit Life Company	BBB+
136	$5,000,000	Male	83	68.1	AXA Equitable Life Insurance Company	A+
137	$500,000	Male	83	103.2	Metropolitan Life Insurance Company	AA-
138	$2,000,000	Male	83	42.3	National Life Insurance Company	A
139	$4,200,000	Female	83	120.9	Transamerica Life Insurance Company	AA-
140	$750,000	Male	83	91.3	West Coast Life Insurance Company	AA-
141	$5,000,000	Male	83	76.1	AXA Equitable Life Insurance Company	A+
142	$5,000,000	Male	83	77.2	Jefferson-Pilot Life Insurance Company	AA-
143	$1,500,000	Male	83	78.7	Jefferson-Pilot Life Insurance Company	AA-
144	$3,500,000	Female	83	91.1	AXA Equitable Life Insurance Company	A+
145	$3,000,000	Female	83	96.4	MetLife Investors USA Insurance Company	AA-
146	$4,500,000	Male	83	76.6	AXA Equitable Life Insurance Company	A+
147	$250,000	Male	83	55.2	Transamerica Life Insurance Company	AA-
148	$2,275,000	Male	83	96.3	Voya Retirement and Insurance Company	A
149	$2,000,000	Male	83	88.4	Pacific Life Insurance Company	A+

	Face Value	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
150	$3,500,000	Male	83	75.2	AXA Equitable Life Insurance Company	A+
151	$3,000,000	Male	83	63.8	Metropolitan Life Insurance Company	AA-
152	$1,500,000	Male	83	27.8	Pacific Life Insurance Company	A+
153	$2,000,000	Female	83	100.6	Jefferson-Pilot Life Insurance Company	AA-
154	$10,000,000	Female	83	60.9	American National Insurance Company	A
155	$500,000	Male	83	27.6	West Coast Life Insurance Company	AA-
156	$3,500,000	Female	82	95.1	Jefferson-Pilot Life Insurance Company	AA-
157	$1,000,000	Male	82	71.6	Lincoln National Life Insurance Company	AA-
158	$3,000,000	Male	82	43.2	U.S. Financial Life Insurance Company	A+
159	$1,500,000	Male	82	60.2	Pacific Life Insurance Company	A+
160	$5,000,000	Male	82	113.4	American General Life Insurance Company	A+
161	$1,900,000	Male	82	68.7	American National Insurance Company	A
162	$500,000	Male	82	48.5	New York Life Insurance Company	AA+
163	$500,000	Male	82	48.5	New York Life Insurance Company	AA+
164	$250,000	Male	82	34.9	Jackson National Life Insurance Company	AA
165	$5,000,000	Female	82	78.7	Sun Life Assurance Company of Canada (U.S.)	AA-
166	$750,000	Male	82	84.8	John Hancock Life Insurance Company (U.S.A)	AA-
167	$1,995,000	Female	82	83.3	Transamerica Life Insurance Company	AA-
168	$4,000,000	Male	82	59.6	Jefferson-Pilot Life Insurance Company	AA-
169	$1,250,000	Female	82	63.8	Columbus Life Insurance Company	AA
170	$10,000,000	Male	82	82.0	AXA Equitable Life Insurance Company	A+
171	$2,300,000	Male	82	23.9	American General Life Insurance Company	A+
172	$6,217,200	Female	82	108.8	Phoenix Life Insurance Company	B+
173	$2,500,000	Female	82	74.8	Voya Retirement and Insurance Company	A
174	$5,000,000	Female	82	59.9	Massachusetts Mutual Life Insurance Company	AA+
175	$5,000,000	Male	82	78.8	Transamerica Life Insurance Company	AA-
176	$350,000	Male	82	39.0	Reassure America Life Insurance Company	AA
177	$5,000,000	Male	82	86.7	Jefferson-Pilot Life Insurance Company	AA-
178	$3,000,000	Male	81	71.2	Protective Life Insurance Company	AA-
179	$1,500,000	Male	81	71.2	American General Life Insurance Company	A+
180	$2,000,000	Female	81	119.7	Transamerica Life Insurance Company	AA-
181	$5,000,000	Male	81	96.5	AXA Equitable Life Insurance Company	A+
182	$550,000	Male	81	108.2	Genworth Life Insurance Company	BBB-
183	$1,680,000	Female	81	72.9	AXA Equitable Life Insurance Company	A+
184	$1,000,000	Female	81	101.5	Jefferson-Pilot Life Insurance Company	AA-
185	$250,000	Male	81	153.5	Voya Retirement and Insurance Company	A
186	$1,250,000	Male	81	105.5	Metropolitan Life Insurance Company	AA-
187	$1,000,000	Male	81	70.4	AXA Equitable Life Insurance Company	A+
188	$1,250,000	Female	81	79.4	Principal Life Insurance Company	A+
189	$2,000,000	Male	81	44.6	Jefferson-Pilot Life Insurance Company	AA-
190	$10,000,000	Male	81	84.2	New York Life Insurance Company	AA+
191	$5,000,000	Male	81	77.6	AXA Equitable Life Insurance Company	A+
192	$300,000	Female	81	78.8	Hartford Life and Annuity Insurance Company	BBB+

	Face Value	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
193	$2,502,000	Male	81	157.5	Transamerica Life Insurance Company	AA-
194	$10,000,000	Male	81	119.0	John Hancock Life Insurance Company (U.S.A)	AA-
195	$2,000,000	Male	81	74.4	Ohio National Life Assurance Corporation	AA-
196	$1,000,000	Male	81	74.4	Ohio National Life Assurance Corporation	AA-
197	$3,000,000	Female	81	111.6	West Coast Life Insurance Company	AA-
198	$7,000,000	Male	81	91.9	Genworth Life Insurance Company	BBB-
199	$8,000,000	Male	80	88.7	AXA Equitable Life Insurance Company	A+
200	$2,000,000	Male	80	32.0	Metropolitan Life Insurance Company	AA-
201	$320,987	Female	80	111.9	John Hancock Life Insurance Company (U.S.A)	AA-
202	$1,000,000	Male	80	61.2	AXA Equitable Life Insurance Company	A+
203	$2,000,000	Female	80	95.0	Pacific Life Insurance Company	A+
204	$3,000,000	Male	80	103.8	John Hancock Life Insurance Company (U.S.A)	AA-
205	$1,750,000	Male	80	88.0	AXA Equitable Life Insurance Company	A+
206	$250,000	Male	80	85.1	American General Life Insurance Company	A+
207	$2,000,000	Female	80	93.5	Transamerica Life Insurance Company	AA-
208	$3,000,000	Male	80	117.0	Principal Life Insurance Company	A+
209	$1,210,000	Male	80	70.9	Lincoln National Life Insurance Company	AA-
210	$3,000,000	Male	79	47.8	Pacific Life Insurance Company	A+
211	$3,000,000	Male	79	47.8	Minnesota Life Insurance Company	A+
212	$3,000,000	Male	79	47.8	Prudential Life Insurance Company	AA-
213	$3,000,000	Male	79	96.9	Voya Retirement and Insurance Company	A
214	$5,000,000	Male	79	84.9	Pacific Life Insurance Company	A+
215	$5,000,000	Male	79	84.9	Pacific Life Insurance Company	A+
216	$4,000,000	Male	79	86.6	Jefferson-Pilot Life Insurance Company	AA-
217	$3,601,500	Male	79	100.8	Transamerica Life Insurance Company	AA-
218	$5,000,000	Male	79	136.6	Principal Life Insurance Company	A+
219	$5,000,000	Male	79	97.2	John Hancock Life Insurance Company (U.S.A)	AA-
220	$7,000,000	Male	79	92.7	Lincoln Benefit Life Company	BBB+
221	$476,574	Male	79	78.6	Transamerica Life Insurance Company	AA-
222	$6,000,000	Male	79	129.6	AXA Equitable Life Insurance Company	A+
223	$130,000	Male	79	55.8	Genworth Life Insurance Company	BBB-
224	$1,000,000	Male	79	130.6	Empire General Life Assurance Corporation	AA-
225	$4,300,000	Female	79	116.7	American National Insurance Company	A
226	$6,000,000	Male	79	114.2	AXA Equitable Life Insurance Company	A+
227	$750,000	Male	79	76.2	Lincoln National Life Insurance Company	AA-
228	$500,000	Male	79	53.2	Transamerica Life Insurance Company	AA-
229	$5,000,000	Male	78	85.1	John Hancock Life Insurance Company (U.S.A)	AA-
230	$1,000,000	Male	78	97.6	Sun Life Assurance Company of Canada (U.S.)	AA-
231	$5,000,000	Male	78	95.7	John Hancock Life Insurance Company (U.S.A)	AA-
232	$1,009,467	Male	78	65.4	John Hancock Life Insurance Company (U.S.A)	AA-
233	$4,000,000	Male	78	55.9	MetLife Investors USA Insurance Company	AA-
234	$2,500,000	Male	78	94.8	Massachusetts Mutual Life Insurance Company	AA+
235	$2,500,000	Male	78	94.8	Massachusetts Mutual Life Insurance Company	AA+

	Face Value	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
236	$5,000,000	Male	78	62.8	John Hancock Life Insurance Company (U.S.A)	AA-
237	$2,250,000	Male	78	101.2	Massachusetts Mutual Life Insurance Company	AA+
238	$1,000,000	Female	78	131.3	John Hancock Life Insurance Company (U.S.A)	AA-
239	$3,750,000	Male	78	64.9	AXA Equitable Life Insurance Company	A+
240	$1,000,000	Male	78	117.7	Metropolitan Life Insurance Company	AA-
241	$5,000,000	Female	78	123.9	Voya Retirement and Insurance Company	A
242	$3,000,000	Male	78	102.7	Principal Life Insurance Company	A+
243	$5,000,000	Male	77	126.0	Jefferson-Pilot Life Insurance Company	AA-
244	$500,000	Male	77	73.5	John Hancock Life Insurance Company (U.S.A)	AA-
245	$1,000,000	Male	77	122.4	Metropolitan Life Insurance Company	AA-
246	$2,840,000	Male	77	106.3	Transamerica Life Insurance Company	AA-
247	$500,000	Female	77	123.9	Columbus Life Insurance Company	AA
248	$750,000	Male	77	14.5	U.S. Financial Life Insurance Company	A+
249	$1,000,000	Female	77	82.7	John Hancock Life Insurance Company (U.S.A)	AA-
250	$1,750,000	Male	77	69.5	John Hancock Life Insurance Company (U.S.A)	AA-
251	$5,000,000	Male	77	111.3	Transamerica Life Insurance Company	AA-
252	$2,000,000	Female	77	63.3	Transamerica Life Insurance Company	AA-
253	$3,000,000	Male	76	112.7	Protective Life Insurance Company	AA-
254	$4,000,000	Male	76	75.2	Massachusetts Mutual Life Insurance Company	AA+
255	$7,000,000	Female	76	131.8	Pacific Life Insurance Company	A+
256	$1,000,000	Male	76	91.7	Pacific Life Insurance Company	A+
257	$2,000,000	Male	76	128.9	Transamerica Life Insurance Company	AA-
258	$150,000	Male	76	115.1	Genworth Life Insurance Company	BBB-
259	$490,620	Male	76	94.9	Ameritas Life Insurance Corporation	A+
260	$600,000	Male	76	92.2	Protective Life Insurance Company	AA-
261	$5,000,000	Male	76	67.3	West Coast Life Insurance Company	AA-
262	$5,000,000	Male	75	158.6	Prudential Life Insurance Company	AA-
263	$3,000,000	Male	75	63.3	Aviva Life Insurance Company	A-
264	$8,000,000	Male	75	112.8	Metropolitan Life Insurance Company	AA-
265	$2,000,000	Female	75	128.8	Aviva Life Insurance Company	A-
266	$5,000,000	Male	75	39.5	Lincoln Benefit Life Company	BBB+
267	$850,000	Male	75	75.7	New York Life Insurance Company	AA+
268	$200,000	Male	74	78.8	Voya Retirement and Insurance Company	A
269	$4,000,000	Female	74	154.0	American General Life Insurance Company	A+
270	$300,000	Male	74	22.6	Lincoln National Life Insurance Company	AA-
271	$3,000,000	Female	74	126.0	General American Life Insurance Company	AA-
272	$500,000	Male	73	44.3	Midland National Life Insurance Company	A+
273	$3,000,000	Male	73	84.5	AXA Equitable Life Insurance Company	A+
274	$2,000,000	Male	73	108.8	American General Life Insurance Company	A+
275	$2,500,000	Male	72	108.5	American General Life Insurance Company	A+
276	$1,167,000	Male	72	35.5	Transamerica Life Insurance Company	AA-
277	$2,000,000	Male	71	113.9	New York Life Insurance Company	AA+
278	$2,000,000	Male	71	113.9	New York Life Insurance Company	AA+

	Face Value	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
279	$2,500,000	Male	71	129.4	Lincoln National Life Insurance Company	AA-
280	$2,500,000	Male	71	129.4	John Hancock Life Insurance Company (U.S.A)	AA-
281	$600,000	Male	71	97.1	AXA Equitable Life Insurance Company	A+
282	$1,500,000	Male	71	123.4	Metropolitan Life Insurance Company	AA-
283	$3,000,000	Male	70	87.1	John Hancock Life Insurance Company (U.S.A)	AA-
284	$500,000	Male	70	104.9	Transamerica Life Insurance Company	AA-
285	$500,000	Male	70	104.9	North American Company for Life And Health Insurance	A+
286	$2,000,000	Male	68	126.7	Transamerica Life Insurance Company	AA-
287	$1,000,000	Male	68	126.7	Genworth Life Insurance Company	BBB-
288	$1,000,000	Male	68	73.5	Protective Life Insurance Company	AA-
289	$156,538	Female	67	119.2	New York Life Insurance Company	AA+
290	$2,000,000	Male	67	60.0	MetLife Investors USA Insurance Company	AA-
291	$2,000,000	Male	67	60.0	MetLife Investors USA Insurance Company	AA-
292	$1,000,000	Male	65	57.3	Lincoln National Life Insurance Company	AA-
293	$1,000,000	Male	65	91.4	Transamerica Life Insurance Company	AA-
	754,942,235

(1)	The insured’s age is current as of the measurement date.
(2)	The insured’s life expectancy estimate, other than for a small face value insurance policy benefit, is the average of two life expectancy estimates provided by independent third-party medical actuarial underwriting firms at the time of purchase, actuarially adjusted through the measurement date.

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

PART II. OTHER INFORMATION

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Use of Proceeds – L Bonds

As indicated above, in June 2011, we filed a registration statement for a $250.0 million debt offering of Renewable Secured Debentures (subsequently renamed L Bonds) with the SEC, which registration statement was declared effective on January 31, 2012. The offering conducted under that registration statement was concluded in January 2015. The actual use of proceeds from the sale of L Bonds from January 31, 2012 to January 31, 2015 (excluding renewals), is as follows:

Gross Offering Proceeds	$211,491,000
Net Offering Proceeds	199,031,000
Held in Short-Term Investments	24,903,000

Net Offering Proceeds Used	$174,128,000	100%
Purchase Policies	69,445,000	40%
Payment of Premiums	32,352,000	18%
Payment of Principal and Interest	53,280,000	31%
Other Expenditures	19,051,000	11%

ITEM 6.      EXHIBITS

Exhibit
31.1	Section 302 Certification of the Chief Executive Officer (filed herewith).

31.2	Section 302 Certification of the Chief Financial Officer (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Letter from Model Actuarial Pricing Systems, dated April 23, 2015 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GWG HOLDINGS, INC.

Date: May 14, 2015	By:	/s/ Jon R. Sabes
Chief Executive Officer

Date: May 14, 2015	By:	/s/ William B. Acheson
Chief Financial Officer