Form 10-Q
period 2015-06-30
GWG Holdings, Inc.
filed 2015-08-13
CIK 1522690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

As of August 13, 2015, GWG Holdings, Inc. had 5,933,041 shares of common stock outstanding.

GWG HOLDINGS, INC.

Index to Form 10-Q

for the Quarter Ended June 30, 2015

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2015, and December 31, 2014	3

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014	4

	Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2015 and 2014	5

	Condensed Consolidated Statement of Stockholders’ Equity	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 4.	Controls and Procedures	52

PART II.	OTHER INFORMATION

Item 6.	Exhibits	53

SIGNATURES		54

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and cash equivalents	$38,198,189	$30,662,704
Restricted cash	7,923,190	4,296,053
Policy benefits receivable	2,500,000	1,750,000
Investment in life settlements, at fair value	301,498,527	282,883,010
Other assets	6,623,561	3,478,762
TOTAL ASSETS	$356,743,467	$323,070,529

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Revolving credit facility	$65,011,048	$72,161,048
Series I Secured notes	24,347,531	27,616,578
L Bonds	223,118,514	182,782,884
Interest payable	11,593,220	11,128,519
Accounts payable and accrued expenses	2,071,879	1,718,009
Deferred taxes, net	6,525,336	5,273,555
TOTAL LIABILITIES	332,667,528	300,680,593

STOCKHOLDERS’ EQUITY
CONVERTIBLE PREFERRED STOCK
(par value $0.001; shares authorized 40,000,000; shares outstanding 2,746,412 and 2,738,966; liquidation preference of $20,598,000 and $20,542,000, respectively)	20,559,823	20,527,866
COMMON STOCK
Common stock (par value $0.001: shares authorized 210,000,000; shares issued and outstanding is 5,933,041 and 5,870,193 on June 30, 2015 and December 31, 2014, respectively)	5,933	5,870
Additional paid-in capital	16,900,193	16,257,686
Accumulated deficit	(13,390,010)	(14,401,486)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	24,075,939	22,389,936

TOTAL LIABILITIES & EQUITY (DEFICIT)	$356,743,467	$323,070,529

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
REVENUE
Gain on life settlements, net	$8,473,886	$5,484,889	$25,257,295	$11,001,094
Interest and other income	90,380	6,380	139,676	13,747
TOTAL REVENUE	8,564,266	5,491,269	25,396,971	11,014,841

EXPENSES
Employee compensation and benefits	2,144,725	1,178,819	3,872,642	2,147,564
Legal and professional fees	642,931	419,337	1,166,184	826,339
Interest expense	7,322,347	6,608,043	14,498,881	12,934,591
Other expenses	1,881,321	1,188,479	3,415,060	1,865,784
TOTAL EXPENSES	11,991,324	9,394,678	22,952,767	17,774,278

INCOME (LOSS) BEFORE INCOME TAXES	(3,427,058)	(3,903,409)	2,444,204	(6,759,437)
INCOME TAX EXPENSE (BENEFIT)	(1,176,643)	(1,316,712)	1,432,728	(2,271,570)

NET INCOME (LOSS)	$(2,250,415)	$(2,586,697)	$1,011,476	$(4,487,867)

(Income) loss attributable to preferred shareholders	344,847	(101,271)	698,003	(226,984)
INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,905,568)	$(2,687,968)	$1,709,479	$(4,714,851)
NET INCOME (LOSS) PER SHARE
Basic	$(0.32)	$(0.59)	$0.29	$(1.03)
Diluted	$(0.32)	$(0.59)	$0.21	$(1.03)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,876,618	4,562,000	5,873,423	4,562,000
Diluted	5,876,618	4,562,000	7,987,923	4,562,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,250,415)	$(2,586,697)	$1,011,476	$(4,487,867)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Gain on life settlements	(14,028,327)	(10,852,425)	(12,134,482)	(22,211,338)
Amortization of deferred financing and issuance costs	507,026	1,354,007	(42,004)	1,707,664
Deferred income taxes	(930,470)	(1,316,712)	1,251,781	(2,271,570)
Convertible, redeemable preferred stock dividends payable	146,420	196,991	335,232	389,331
(Increase) decrease in operating assets:
Policy benefits receivable	17,140,000	(300,000)	(750,000)	(300,000)
Other assets	(225,376)	(697,073)	(356,549)	(948,919)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(1,333,241)	1,890,337	1,302,446	3,168,163

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(974,383)	(12,311,572)	(9,382,100)	(24,954,536)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	(7,777,541)	(2,608,232)	(10,224,018)	(10,879,435)
Proceeds from settlement of life settlements	132,388	68,500	3,742,983	68,500
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(7,645,153)	(2,539,732)	(6,481,035)	(10,810,935)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of revolving credit facility	(7,150,000)	-	(7,150,000)	-
Payments for redemption of Series I Secured notes	(2,344,355)	(670,621)	(3,617,544)	(1,538,924)
Proceeds from issuance of L Bonds	22,538,059	14,868,830	50,498,356	33,234,487
Payments for redemption and issuance of L Bonds	(6,134,935)	(4,393,523)	(13,013,057)	(9,322,411)
Proceeds from restricted cash	3,410,427	43,330	(3,627,137)	3,022,537
Issuance of common stock	582,000	-	582,000	-
Redemptions of convertible, redeemable preferred stock	(273,998)	(20,056)	(273,998)	(20,056)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	10,627,198	9,827,960	23,398,620	25,375,633

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,007,662	(5,023,344)	7,535,485	(10,389,838)

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	36,190,527	28,083,299	30,662,704	33,449,793
END OF PERIOD	$38,198,189	$23,059,955	$38,198,189	$23,059,955

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$7,041,000	$3,531,000	$13,143,000	$7,781,000
NON-CASH INVESTING AND FINANCING ACTIVITIES
Series I Secured notes:
Non-cash conversion of accrued interest and commissions payable to principal	$86,000	$40,000	$127,000	$105,000
L Bonds:
Non-cash conversion of accrued interest and commission payable to principal	$219,000	$162,000	$438,000	$282,000
Convertible, redeemable preferred stock
Non-cash conversion of dividends payable	$150,000	$193,000	$334,000	$380,000
Non-cash accretion of convertible, redeemable preferred stock to redemption value	$-	$101,000	$-	$227,000
Investment in life settlements included in accounts payable	$61,000	$75,000	$61,000	$75,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred Stock	Preferred	Common	Common Stock	Additional Paid-in	Accumulated	Total
	Shares	Stock	Shares	(par)	Capital	Deficit	Equity

Balance, December 31, 2013	-	$-	4,562,000	$4,562	$2,942,000	$(8,438,577)	$(5,492,015)

Net income	-	-	-	-	-	(5,962,909)	(5,962,909)

Issuance of common stock	-	-	800,000	800	8,642,990	-	8,643,790

Series A Preferred Stock conversion	-	-	508,193	508	4,956,591	-	4,957,099

Reclassification of preferred stock from temporary equity to permanent equity due to initial public offering (*)	2,710,214	20,326,605	-	-	-	-	20,326,605

Issuance of preferred stock	28,752	201,261	-	-	-	-	201,261

Issuance of stock options	-	-	-	-	122,412	-	122,412

Extension of warrants	-	-	-	-	47,120	-	47,120

Accretion of preferred stock to liquidation value	-	-	-	-	(453,427)	-	(453,427)
Balance, December 31, 2014	2,738,966	$20,527,866	5,870,193	$5,870	$16,257,686	$(14,401,486)	$22,389,936

Net income	-	-	-	-	-	1,011,476	1,011,476

Issuance of common stock	-	-	60,000	60	581,940	-	582,000

Series A Preferred Stock conversion to common stock	(3,797)	(28,478)	2,848	3	28,475	-	-

Issuance of preferred stock	11,243	60,435	-	-	-	-	60,435

Issuance of stock options	-	-	-	-	32,092	-	32,092

Balance, June 30, 2015	2,746,412	$20,559,823	5,933,041	$5,933	$16,900,193	$(13,390,010)	$24,075,939

*	Subject to the terms of the Certificate of Designation for Series A Convertible Preferred Stock, the listing of our common stock on The Nasdaq Capital Market on September 25, 2014 resulted in the termination of a redemption right in favor of the holders of such preferred stock. Preferred stock that is not redeemable by a shareholder is treated as stockholders’ equity as shown in the table above.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1)	Nature of business and summary of significant accounting policies

Nature of business - GWG Holdings, Inc. (GWG Holdings) and subsidiaries, located in Minneapolis, Minnesota, facilitates the purchase of life insurance policies for its own investment portfolio through its wholly owned subsidiaries, GWG Life, LLC (GWG Life), and GWG Life USA, LLC (GWG Life USA), and GWG Life’s own subsidiaries, GWG Trust (Trust), GWG DLP Funding II, LLC (DLP II) and its wholly owned subsidiary, GWG DLP Master Trust II (the Trust II), and GWG DLP Funding III, LLC (DLP III). All of these entities are legally organized in Delaware. Unless the context otherwise requires or we specifically so indicate, all references in this report to "we", "us", "our", "our Company", "GWG", or the "Company" refer to these entities collectively. References to particular entities, such as “GWG Holdings” or “GWG Life”, are meant to refer only to the particular entity referenced.

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

Deposits and initial direct costs advanced on unsettled policy acquisitions are recorded as other assets until policy ownership has been transferred to the Company. Such deposits and direct cost advances were $222,000 and $27,000 at June 30, 2015 and December 31, 2014, respectively.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Deferred financing and issuance costs – Costs incurred to obtain financing under the revolving credit facility, as described in note 5, have been capitalized and are amortized using the straight-line method over the term of the revolving credit facility. Amortization of deferred financing costs was $300,000 and $89,000 for the three-month periods ended June 30, 2015 and 2014, and $300,000 and $179,000 for the six-month periods ended June 30, 2015 and 2014, respectively. The future amortization is expected to be $1,500,000 for the next ten months ending April 30, 2016. The Series I Secured notes, as described in note 6, are reported net of issuance costs, sales commissions and other direct expenses, which are amortized using the interest method over the term of each respective borrowing. The L Bonds, as described in note 7, are reported net of issuance costs, sales commissions and other direct expenses, which are amortized using the interest method over the term of each respective borrowing. The Series A preferred stock, as described in note 8, was also reported net of issuance costs, sales commissions, including the fair value of warrants issued, and other direct expenses, which were amortized using the interest method as interest expense over the three-year redemption period. As of December 31, 2014 those costs were fully amortized.

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

Recently adopted pronouncements - On April 7, 2015 the FASB issued Accounting Standards Update (ASU) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” as part of its simplification initiative. The ASU changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. For public business entities, the guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. For entities other than public business entities, the guidance is effective for fiscal years beginning after December 15, 2015, and interim periods beginning after December 15, 2016. Early adoption is allowed for all entities for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted). The impact of the new ASU on the Company’s balance sheet would be a reduction of approximately $3,629,000 to assets and the corresponding reduction to liabilities. There would be no impact on the Company’s statements of operations.

(2)	Restrictions on cash

The Company is required by its lenders to maintain collection and escrow accounts. These accounts are used to fund the acquisition, pay annual premiums of insurance policies, pay interest and other charges under the revolving credit facility, and collect policy benefits. DZ Bank AG, as agent for Autobahn Funding Company, LLC, the lender for the revolving credit facility as described in note 5, authorizes the disbursements from these accounts. At June 30, 2015 and December 31, 2014 there was a balance of $7,923,000, and $4,296,000, respectively, maintained in these restricted cash accounts.

(3)	Investment in life insurance policies

The life insurance policies (Level 3 fair value measurements) are valued based on unobservable inputs that are significant to the overall fair value measurement. Changes in the fair value of these instruments are recorded in gain or loss on life insurance policies in the consolidated statements of operations (net of the cash premiums paid on the policies). The fair value is determined on a discounted cash flow basis that incorporates life expectancy assumptions. Life expectancy reports have been obtained from widely accepted life expectancy providers. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require. As a result of management’s analysis, discount rates of 11.19% and 11.43% were applied to the portfolio as of June 30, 2015 and December 31, 2014.

A summary of the Company’s life insurance policies accounted for under the fair value method and their estimated maturity dates, based on remaining life expectancy is as follows:

	As of June 30, 2015			As of December 31, 2014
Years Ending December 31,	Number of Contracts	Estimated Fair Value	Face Value	Number of Contracts	Estimated Fair Value	Face Value
2015	-	$-	$-	3	$5,063,000	$6,000,000
2016	5	7,198,000	8,500,000	7	8,144,000	11,550,000
2017	16	17,063,000	23,857,000	17	21,916,000	35,542,000
2018	30	42,478,000	72,171,000	30	41,994,000	76,206,000
2019	48	53,052,000	109,810,000	45	47,303,000	106,973,000
2020	43	46,597,000	101,574,000	41	43,429,000	102,614,000
2021	42	34,486,000	96,956,000	36	29,789,000	90,921,000
Thereafter	130	100,625,000	393,406,000	112	85,245,000	349,293,000
Totals	314	301,499,000	806,274,000	291	$282,883,000	$779,099,000

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company recognized policy benefits of $750,000 and $300,000 during the three-month periods ended June 30, 2015 and 2014, respectively, related to policies with a carrying value of $132,000 and $68,000, respectively. The Company recorded realized gains of $618,000 and $232,000 on such policies. The Company recognized policy benefits of $29,375,000 and $300,000 during the six-month periods ended June 30, 2015 and 2014, respectively, related to policies with carrying value of $3,743,000 and $68,000, respectively. The company recorded realized gains of $25,632,000 and $232,000, respectively on such policies.

Reconciliation of gain on life settlements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Change in fair value	$14,028,000	$10,852,000	$12,134,000	$22,211,000
Premiums and other annual fees	(6,172,000)	(5,599,000)	(12,509,000)	(11,442,000)
Policy maturities	618,000	232,000	25,632,000	232,000
Gain on life settlements, net	$8,474,000	$5,485,000	$25,257,000	$11,001,000

The estimated expected premium payments to maintain the above life insurance policies in force through 2020, assuming no mortalities, are as follows:

Years Ending December 31,	Premiums	Servicing	Premiums and Servicing Fees
Six months ending December 31, 2015	$13,292,000	$377,000	$13,669,000
2016	27,985,000	377,000	28,362,000
2017	31,333,000	377,000	31,710,000
2018	34,191,000	377,000	34,568,000
2019	38,001,000	377,000	38,378,000
2020	42,158,000	377,000	42,535,000
	$186,960,000	$2,262,000	$189,222,000

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

Life insurance policies represent financial instruments recorded at fair value on a recurring basis. The following table reconciles the beginning and ending fair value of the Company’s Level 3 investments in life insurance policies for the three and six-month periods ending June 30, as follows:

	Three month ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Beginning balance	$278,395,000	$254,504,000	$282,883,000	$234,673,000
Purchases	9,208,000	2,608,000	10,225,000	11,080,000
Maturities (cash in excess of carrying value)	(132,000)	(68,000)	(3,743,000)	(68,000)
Net change in fair value	14,028,000	10,852,000	12,134,000	22,211,000
Ending balance (June 30)	$301,499,000	$267,896,000	$301,499,000	$267,896,000

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

	As of June 30, 2015	As of December 31, 2014
Weighted average age of insured	82.9	82.8
Weighted average life expectancy, months*	78.7	78.4
Average face amount per policy	$2,568,000	$2,677,000
Discount rate	11.19%	11.43%

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

	Change in life expectancy estimates
	minus 8 months	minus 4 months	plus 4 months	plus 8 months

June 30, 2015	$41,402,000	$20,590,000	$(20,105,000)	$(39,752,000)
December 31, 2014	$40,634,000	$20,130,000	$(19,664,000)	$(38,864,000)

	Change in discount rate
	minus 2%	minus 1%	plus 1%	plus 2%

June 30, 2015	$29,494,000	$14,144,000	$(13,061,000)	$(25,148,000)
December 31, 2014	$28,179,000	$13,522,000	$(12,502,000)	$(24,085,000)

Other Fair Value Considerations

Carrying value of receivables, prepaid expenses, accounts payable and accrued expenses approximate fair value due to their short-term maturities and low credit risk. The estimated fair value of the Company’s Series I Secured notes and L Bonds is approximately $253,263,000 based on a weighted average market interest rate of 7.08% based on an income approach, the combined face value of these notes is $251,038,000 as of June 30, 2015. The carrying value of the revolving credit facility reflects interest charged at the commercial paper rate plus an applicable margin. The margin represents our credit risk, and the strength of the portfolio of life insurance policies collateralizing the debt. The overall rate reflects market, and the carrying value of the revolver approximates fair value. All of the financial instruments are Level 3 fair value measurements.

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

As of June 30, 2015:

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

Revolving credit facility – Autobahn Funding Company LLC

On July 15, 2008, DLP II and United Lending entered into a revolving credit facility pursuant to a Credit and Security Agreement (Agreement) with Autobahn Funding Company LLC (Autobahn), providing the Company with a maximum borrowing amount of $100,000,000. Autobahn is a commercial paper conduit that issues commercial paper to investors in order to provide funding to DLP II. DZ Bank AG Deutsche Zentral-Genossenschaftsbank (DZ Bank) acts as the agent for Autobahn. The original Agreement was to expire on July 15, 2013. On January 29, 2013, GWG Holdings, together with GWG Life and DLP II, entered into an Amended and Restated Credit and Security Agreement with Autobahn, extending the facility expiration date to December 31, 2014. On May 29, 2014, GWG Holdings, together with GWG Life and DLP II, entered into an Amendment No. 1 to Amended and Restated Credit and Security Agreement with Autobahn and DZ Bank (as committed lender and Agent). The amendment was entered into for the purpose of extending the maturity date for borrowings under the Agreement to December 31, 2016. Effective May 11, 2015, GWG Holdings, together with certain of its subsidiaries, entered into a Second Amended and Restated Credit and Security Agreement with Autobahn Funding Company LLC, as the conduit lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, as the committed lender and as the agent on behalf of secured parties under such agreement. The Second Amended and Restated Credit and Security Agreement extends the maturity date of borrowings made by the Company’s subsidiaries, GWG DLP Funding II, LLC and GWG DLP Funding III, LLC, to June 30, 2018. Advances under the credit facility made after May 11, 2015 will bear interest at the commercial paper rate of the lender at the time of the advance, or at the lender’s cost of borrowing plus 4.25 percent, which is 1.75 percent less than under the previous Credit and Security Agreement executed on January 25, 2013. In addition to the extended term and decreased interest rate and borrowing cost, the Second Amended and Restated Credit and Security Agreement also removes the requirement that the Company maintain a reserve for certain projected expenditures (including anticipated premium payments required to service its life insurance portfolio), thereby allowing for the Company’s full use of the credit facility up to its limit of $105,000,000.

In connection with the Second Amended and Restated Credit and Security Agreement, GWG Holdings and its subsidiaries entered into certain other agreements and amendments and restatements of earlier agreements entered into in connection with the original and renewal Credit and Security Agreements. Included among these other agreements was an Amended and Restated Performance Guaranty affirming the performance guaranty that GWG Holdings earlier provided in connection with the original and first amended and restated Credit and Security Agreements to DZ Bank AG Deutsche Zentral-Genossenschaftsbank, as agent. The amount outstanding under this facility was $65,011,000 and $72,161,000 at June 30, 2015 and December 31, 2014, respectively.

The Agreement requires DLP II to pay, on a monthly basis, interest at the commercial paper rate plus an applicable margin, as defined in the Agreement. The effective rate was 5.41% at June 30, 2015 and 6.24% at December 31, 2014. The Agreement also requires payment of an unused line fee on the unfunded amount under the revolving credit facility. The weighted-average effective interest rate (excluding the unused line fee) was 5.37% and 6.20% for the three months ended June 30, 2015 and 2014, respectively, and 6.00% and 6.21% for the six months ended June 30, 2015 and 2014, respectively. The note is secured by substantially all of DLP II’s and DLP III’s assets, which consist primarily of life insurance policies.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Agreement has certain financial and nonfinancial covenants. The Company was in compliance with these covenants at June 30, 2015 and December 31, 2014. The Agreement generally prohibits the Company from:

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

In addition, the Company has agreed to maintain (i) a positive consolidated net income on a non-GAAP basis (as defined and calculated under the Agreement) for each complete fiscal year and (ii) a tangible net worth on a non-GAAP basis (again, as defined and calculated under the Agreement) of not less than $45 million, and (iii) maintain cash and eligible investments at $15 million or above.

Consolidated tangible net worth and net income as of and for the four quarters ended June 30, 2015, as calculated on non-GAAP basis under the agreement, was $101,427,000 and $44,503,000, respectively.

Advances under the Agreement are subject to a borrowing base formula, which limits the availability of advances on the borrowing base calculation based on attributes of policies pledged to the facility. Over-concentration of policies by insurance carrier, over-concentration of policies by insurance carriers with ratings below a AA- rating, and the premiums and facility fees reserve are the three primary factors with the potential of limiting availability of funds on the facility. Total funds available for additional borrowings under the borrowing base formula criteria at June 30, 2015 and December 31, 2014, were $33,409,000 and $20,585,000 respectively.

On July 15, 2008, Holdings delivered a performance guaranty in favor of Autobahn pursuant to which it guaranteed the obligations of GWG Life, in its capacity as the seller and master servicer, under the Credit and Security Agreement and related documents. On January 29, 2014 and in connection with the Amended and Restated Credit and Security Agreement, Holdings delivered a reaffirmation of its performance guaranty. The obligations of Holdings under the performance guaranty and subsequent reaffirmation do not extend to the principal and interest owed by DLP II and DLP III as the borrower under the credit facility.

(6)	Series I Secured notes

Series I Secured Notes are secured by assets of GWG Life and are subordinate to our revolving credit facility (see note 5). On June 14, 2011, the Company closed the offering to additional investors; however, existing investors may elect to continue advancing amounts outstanding upon maturity subject to the Company’s option to repay such notes. Series I Secured Notes have maturity dates ranging from six months to seven years with fixed interest rates varying from 5.65% to 9.55% depending on the term of the note. Interest is payable monthly, quarterly, annually or at maturity depending on the terms of the note. At June 30, 2015 and December 31, 2014, the weighted-average interest rate of Series I Secured Notes was 8.49% and 8.37%, respectively. The notes are secured by assets of GWG Life. The principal amount outstanding under these Series I Secured Notes was $24,728,000 and $28,047,000 at June 30, 2015 and December 31, 2014, respectively. The difference between the amount outstanding on the Series I Secured Notes and the carrying amount on the consolidated balance sheet is due to netting of unamortized deferred issuance costs. Overall, interest expense includes amortization of deferred financing and issuance costs of $81,000 and $211,000 for the three and six months ended June 30, 2015, respectively, and $134,000 and $301,000 for the three and six months ended June 30, 2014, respectively. Future expected amortization of deferred financing costs is $390,000 over the next six years.

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

Future contractual maturities of Series I Secured notes at June 30, 2015 are as follows:

Years Ending December 31,	Contractual Maturities	Amortization of Deferred Financing Costs
Six months ending December 31, 2015	$5,085,000	$20,000
2016	10,964,000	144,000
2017	6,164,000	149,000
2018	1,127,000	36,000
2019	347,000	7,000
Thereafter	1,041,000	34,000
	$24,728,000	$390,000

(7)	L Bonds (formerly Renewable Secured Debentures)

The Company registered with the SEC, effective January of 2012, the offer and sale of $250,000,000 of Renewable Secured Debentures (subsequently renamed “L Bonds”). The debentures are secured by assets of GWG Holdings and GWG Life and are subordinate to our revolving credit facility (see note 5). L Bonds have maturity dates ranging from six months to seven years with fixed interest rates varying from 4.25% to 9.50% depending on the term of the note. Interest is payable monthly, annually or at maturity depending on the terms of the debenture. Effective January 9, 2015, The Company launched a $1 billion follow-on to our publicly registered L Bond offering. The Company is offering L Bonds on a continuous basis and there is no minimum amount of L Bonds that must be sold before The Company can use proceeds from the sale of L Bonds. The Company plans to use the net proceeds from the offering of the L Bonds primarily to purchase and finance additional life insurance assets, and to service and retire other outstanding debt obligations. Emerson Equity LLC is serving as the managing broker-dealer for the offering, which is being sold through a network of participating dealers and licensed financial advisors and representatives in minimum increments of $25,000. At June 30, 2015 and December 31, 2014, the weighted-average interest rate of L Bonds was 7.27% and 7.45%, respectively. The amount outstanding under these L Bonds was $226,310,000 and $186,377,000 at June 30, 2015 and December 31, 2014, respectively. The difference between the amount outstanding on the L Bonds and the carrying amount on the consolidated balance sheets is due to netting of unamortized deferred issuance costs and cash receipts for new issuances in process. Amortization of deferred issuance costs was $1,366,000 and $2,340,000 for the three and six months ended June 30, 2015, respectively, and $908,000 and $1,755,000 for the three and six months ended June 30, 2014, respectively. Future expected amortization of deferred financing costs as of June 30, 2015 is $6,312,000 in total over the next seven years.

The use of proceeds from the issuances of L Bonds is limited to the following: (1) payment of commissions on sales of L Bonds, (2) payment of offering expenses, (3) purchase of life insurance policies, (4) payment of premiums on life insurance policies, (5) payment of principal and interest on L Bonds, (6) payment of portfolio operations expenses, and (7) general working capital.

Future contractual maturities of L Bonds and future amortization of their deferred financing costs at June 30, 2015 are as follows:

Years Ending December 31,	Contractual Maturities	Amortization of Deferred Financing Costs
Six months ending December 31, 2015	$48,082,000	$243,000
2016	67,120,000	1,229,000
2017	43,051,000	1,520,000
2018	31,012,000	1,450,000
2019	14,342,000	612,000
Thereafter	22,703,000	1,258,000
	$226,310,000	$6,312,000

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company entered into an Indenture effective October 19, 2011 with Holdings as obligor, GWG Life as guarantor, and Bank of Utah as trustee for the benefit of the debenture holders.  The Indenture has certain financial and nonfinancial covenants.  The Company was in compliance with these covenants at June 30, 2015 and December 31, 2014.

(8)	Convertible, redeemable preferred stock

The Company offered 3,333,333 shares of convertible redeemable preferred stock (Series A Preferred Stock) for sale to accredited investors in a private placement on July 31, 2011. The offering of Series A Preferred Stock concluded on September 2, 2012 and resulted in 3,278,000 shares being issued for gross consideration of $24,582,000. As of June 30, 2015, 324,000 shares have been issued as a result of the payment of $2,271,000 in dividends in the form of shares of Series A Preferred Stock and 678,000 shares have been converted to 508,000 shares of the Company’s common stock. The Series A Preferred Stock was sold at an offering price of $7.50 per share. Series A Preferred Stock has a preferred yield of 10% per annum, and each share has the right to convert into 0.75 shares of the Company’s common stock. Series A preferred shareholders also received three-year warrants to purchase, at an exercise price per share of $12.50, one share of common stock for every 40 shares of Series A Preferred Stock purchased. The warrants are exercisable immediately. Upon their original issuance, these warrants had a three-year exercise period. Effective August 1, 2014, the Board of Directors authorized the extension of the warrant exercise period for an additional two years. In the Certificate of Designations for the Series A Preferred Stock dated July 31, 2011, the Company agreed to permit preferred shareholders to sell their shares back to the Company for the stated value of $7.50 per share, plus accrued dividends, according to the following schedule:

●	Up to 33% of the holder’s unredeemed shares one year after issuance:

●	Up to 66% of the holder’s unredeemed shares two years after issuance; and

●	Up to 100% of the holder’s unredeemed shares three years after issuance.

The Company’s obligation to redeem its Series A Preferred Stock terminated upon the Company completing a registration of its common stock with the SEC which occurred on September 24, 2014 (See Note 10). As such, the convertible redeemable preferred stock was reclassified from temporary equity to permanent equity. The Company may redeem the Series A preferred shares at a price equal to 110% of their liquidation preference ($7.50 per share) at any time. As of June 30, 2015, the Company had redeemed an aggregate of 182,000 shares of Series A Preferred Stock. The Series A Preferred Stock shares (i) were convertible, at the election of the Company, into common stock of the Company in the event of either a registered offering of the Company’s common stock with the SEC aggregating gross proceeds of at least $5.0 million and at a price equal to or greater than $11.00 per share; (ii) remain convertible at the option of each holder; and (iii) are required to be converted upon the consent of shareholders holding at least a majority of the then-outstanding Series A Preferred Stock. In connection with the Company’s initial public offering, the Company elected to cause the conversion of 678,000 shares of preferred stock into 508,000 shares of common stock. As of June 30, 2015, the Company had 2,746,000 shares of Series A Preferred Stock outstanding with gross consideration of $20,560,000 (including cash proceeds, conversion of Series I Secured Notes and accrued interest on Series I, and conversion of preferred dividends payable). The Company incurred Series A Preferred Stock issuance costs of $2,838,000, all of which was included as a component of additional paid in capital as of December 31, 2014.

The Company determined that the grant date fair value of the outstanding warrants attached to the Series A Preferred Stock was $428,000 for warrants outstanding as of June 30, 2015. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share upon 30 days written notice to the investors at any time after (i) the Company has completed a registration of its common stock with the SEC and (ii) the volume of weighted-average sale price per share of common stock equals or exceeds $14.00 per share for ten consecutive trading days ending on the third business day prior to proper notice of such redemption.

Total warrants outstanding as of both June 30, 2015 and December 31, 2014, were 431,954 with a weighted-average remaining life of 1.93 and 2.43 years, respectively. As of June 30, 2015, none of these warrants have been exercised.

Dividends on the Series A preferred stock may be paid in either cash or additional shares of Series A preferred stock at the election of the holder and approval of the Company. The dividends are reported as an expense and included in the caption interest expense in the consolidated statements of operations. The Company declared and accrued dividends of $495,000 and $638,000 during the three months ended June 30, 2015 and 2014, respectively, and $1,032,000 and $1,276,000 during the six months ended June 30, 2015 and 2014, respectively, pursuant to a board resolution declaring the dividend. 21,000 and 28,000 shares of Series A preferred stock were issued in lieu of cash dividends in the three month periods ended June 30, 2015 and 2014, and 48,000 and 54,000 shares of Series A preferred stock were issued in lieu of cash dividends in the six month periods ended June 30, 2015 and 2014, respectively. The shares issued in lieu of cash dividends were issued at $7.00 per share.  As of June 30, 2015, Holdings has $514,000 of accrued preferred dividends which were paid or converted to shares of Series A preferred stock on July 15, 2015.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(9)	Income taxes

The Company has a $181,000 and $0 of current income tax liability as of June 30, 2015 and December 31, 2014. The components of current and deferred income tax expense (benefit) for the three and six months ended June 30, 2015 and income tax benefit for the three month ended June 30, 2014, consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Income tax provision (benefit):
Current:
Federal	$(182,000)	$-	$141,000	$-
State	$(64,000)	$-	$40,000	$-
Total current tax expense (benefit)	(246,000)	-	181,000	-
Deferred:
Federal	$(670,000)	$(1,106,000)	$984,000	$(1,909,000)
State	$(261,000)	$(211,000)	$268,000	$(363,000)
Total deferred tax expense (benefit)	(931,000)	(1,317,000)	1,252,000	(2,272,000)
Total income tax expense (benefit)	(1,177,000)	(1,317,000)	1,433,000	(2,272,000)

The primary differences between the Company’s June 30, 2015 effective tax rate and the statutory federal rate are the accrual of nondeductible preferred stock dividend expense of $514,000 state taxes, and other non-deductible expenses. The most significant temporary differences between GAAP net income and taxable net income are the treatment of interest costs with respect to the acquisition of the life insurance policies and revenue recognition with respect to the mark-to-market of life insurance portfolio.

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

Stock split — On June 24, 2014, the Company’s Board of Directors and majority stockholders approved a joint resolution to effect an amendment to the Company’s Certificate of Incorporation in the state of Delaware whereby the company shall enact a reverse split of the common stock such that for every two (2) shares of common stock issued and outstanding immediately prior to the effective date shall, automatically and without any action on the part of the respective holders thereof, be combined and converted into one (1) share of common stock. The effective date of the amendment and reverse stock split is June 24, 2014. In lieu of fractional shares, stockholders received cash payments in an amount equal to the fraction to which the stockholder would otherwise be entitled multiplied by the price of the common stock, as determined by the Board of Directors of the Company, but adjusted so as to give effect to the reverse stock split. The par value of the common stock remained at $0.001 per share.

On June 23, 2015 GWG issued 60,000 shares of restricted common stock at $9.70 per share determined by closing market price, to a vendor as a form of payment for the services the vendor will provide to the Company in the next three years. The cost of the issued shares will be amortized over the next 12 months.

(11)	Stock Incentive Plan

The Company adopted the GWG Holdings, Inc. 2013 Stock Incentive Plan on March 27, 2013. On April 23, 2015 the Board of Directors approved amendments to the plan which were subsequently approved by a majority of the Company’s stockholders at the annual meeting of stockholders on June 1, 2015. The plan is administered by Compensation Committee of the Board of Directors of the Company. The Company’s Chief Executive Officer may, on a discretionary basis and without committee review or approval, grant incentives to new employees of the Company who are not officers of the Company. Incentives under the plan may be granted in one or a combination of the following forms: (a) incentive stock options and non-statutory stock options; (b) stock appreciation rights; (c) stock awards; (d) restricted stock; (e) restricted stock units; and (f) performance shares. Eligible participants include officers and employees of the company, members of the Board of Directors, and consultants or other independent contractors. 2,000,000 shares are issuable under the plan. No person shall receive grants of stock options and SARs under the plan that exceed, in the aggregate 400,000 shares of common stock in any one year. The term of each stock option shall be determined by the committee but shall not exceed ten years. Vested stock options may be exercised in whole or part by the holder giving notice to the Company. The holder of the option may provide payment for the exercise price or surrender shares equal to the exercise price.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company issued stock options for 991,401 shares of common stock to employees, officers, and directors of the Company through June 30, 2015. Options for 443,381 shares have vested, and the remaining options will vest over three years. The options were issued with an exercise price between $8.20 and $10.18 for those owning more than 10% of the Company’s stock and between $6.73 and $10.25 for others, which is equal to the estimated market price of the shares on the date of grant valued using Black-Scholes binomial option pricing model. The expected volatility used in the Black-Scholes model valuation of options issued during the year was 17.03% annualized. The annual volatility rate is based on the standard deviation of the average continuously compounded rate of return of five selected comparable companies over the previous 52 weeks. Forfeiture rate of 15% is based on historical Company information and expected future trend. As of June 30, 2015, stock options for 113,499 shares were forfeited and stock options for 28,001 shares were exercised.

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

Outstanding stock options:

	Vested	Un-vested	Total
Balance as of December 31, 2014	314,288	685,813	1,000,101
Granted during the year	53,500	192,300	245,800
Vested during the year	44,592	(44,592)	-
Exercised during the year	(27,667)	-	(27,667)
Forfeited during the year	(2,250)	(48,083)	(50,333)
Balance as of June 30, 2015	382,463	785,438	1,167,901

Compensation expense related to un-vested options not yet recognized is $642,000. We expect to recognize this compensation expense over the next three years ($185,000 in 2015, $229,000 in 2016, $189,000 in 2017, and 39,000 in 2018). The Company issues new common stock for options exercised.

(12)	Net loss per common share

The Company began issuing Series A Preferred Stock on September 1, 2011, as described in note 8. The Series A Preferred Stock and vested stock options are dilutive to the net income/loss per common share calculation for the six-month period ended June 30, 2015 and anti-dilutive for the three-month period ended June 30, 2015. The Series A Preferred Stock and vested stock options are anti-dilutive for both three and six-month periods ended June 30, 2014. The Company has also issued warrants to purchase common stock in conjunction with the sale of convertible preferred stock, discussed in note 8. The warrants are anti-dilutive for all described three and six-month periods of 2015 and 2014 and have not been included in the fully diluted net income/loss per common share calculation.

(13)	Commitments

The Company entered into an office lease with U.S. Bank National Association as the landlord. The lease was effective April 22, 2012 with a term through August 31, 2015. The lease is for 11,695 square feet of office space located at 220 South Sixth Street, Minneapolis, Minnesota. The Company is obligated to pay base rent plus common area maintenance and a share of the building operating costs. Rent expenses under this agreement were $122,000 and $101,000 during the six-month periods ended June 30, 2015 and 2014, respectively, and $55,000 and $49,000 during the three-month periods ended June 30, 2015 and 2014, respectively. The minimum lease payments for 2015 under the lease agreement are $70,000.

.

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

The consolidating financial statements are presented in lieu of separate financial statements and other related disclosures of the subsidiary guarantors and issuer because management does not believe that separate financial statements and related disclosures would be material to investors. There are currently no significant restrictions on the ability of Holdings or GWG Life, the guarantor subsidiary, to obtain funds from its subsidiaries by dividend or loan, except as follows. DLP II and DLP III are borrowers under a credit agreement with Autobahn, with DZ Bank AG as agent, as described in note 5. The significant majority of insurance policies owned by the Company are subject to a collateral arrangement with DZ Bank AG described in notes 2 and 5. Under this arrangement, collection and escrow accounts are used to fund premiums of the insurance policies and to pay interest and other charges under the revolving credit facility. DZ Bank AG and Autobahn must authorize all disbursements from these accounts, including any distributions to GWG Life. Distributions are limited to an amount that would result in the borrowers (DLP II, DLP III, GWG Life and Holdings) realizing an annualized rate of return on the equity funded amount for such assets of not more than 18%, as determined by DZ Bank AG. After such amount is reached, the credit agreement requires that excess funds be used for repayments of borrowings before any additional distributions may be made.

The following represents consolidating financial information as of June 30, 2015 and December 31, 2014, with respect to the financial position, and for the three and six months ended June 30, 2015 and 2014 with respect to results of operations and cash flows of Holdings and its subsidiaries. The parent column presents the financial information of Holdings, the primary obligor of the L Bonds. The guarantor subsidiary column presents the financial information of GWG Life, the guarantor subsidiary of the L Bonds, presenting its investment in DLP II, DLP III and Trust under the equity method. The non-guarantor subsidiaries column presents the financial information of all non-guarantor subsidiaries including DLP II, DLP III and Trust.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Balance Sheets

June 30, 2015	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated

ASSETS

Cash and cash equivalents	$37,814,528	$233,553	$150,108	$-	$38,198,189
Restricted cash	-	185,000	7,738,190	-	7,923,190
Policy benefits receivable	-	-	2,500,000	-	2,500,000
Investment in life settlements, at fair value	-	-	301,498,527	-	301,498,527
Other assets	2,688,215	1,730,651	2,204,695	-	6,623,561
Investment in subsidiaries	222,479,390	248,566,916	-	(471,046,306)	-

TOTAL ASSETS	$262,982,133	$250,716,120	$314,091,520	$(471,046,306)	$356,743,467

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Revolving credit facility	$-	$-	$65,011,048	$-	$65,011,048
Series I Secured notes	-	24,347,531	-	-	24,347,531
L Bonds	223,118,514	-	-	-	223,118,514
Interest payable	7,967,900	3,374,563	250,757	-	11,593,220
Accounts payable and other accrued expenses	1,294,444	664,744	112,691	-	2,071,879
Deferred taxes, net	6,525,336	-	-	-	6,525,336
TOTAL LIABILITIES	238,906,194	28,386,838	65,374,496	-	332,667,528

STOCKHOLDERS’ EQUITY (DEFICIT)
Member capital	-	222,329,282	248,717,024	(471,046,306)	-
Convertible preferred stock	20,559,823				20,559,823
Common stock	5,933	-	-	-	5,933
Additional paid-in capital	16,900,193	-	-	-	16,900,193
Accumulated deficit	(13,390,010)	-	-	-	(13,390,010)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	24,075,939	222,329,282	248,717,024	(471,046,306)	24,075,939

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$262,982,133	$250,716,120	$314,091,520	$(471,046,306)	$356,743,467

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Balance Sheets (continued)

December 31, 2014	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS

Cash and cash equivalents	$30,446,473	$216,231	$-	$-	$30,662,704
Restricted cash	-	82,500	4,213,553	-	4,296,053
Policy benefits receivable	-	-	1,750,000	-	1,750,000
Investment in life settlements, at fair value	-	-	282,883,010	-	282,883,010
Other assets	1,673,728	1,777,534	27,500	-	3,478,762
Investment in subsidiaries	185,636,417	215,124,779	-	(400,761,196)	-

TOTAL ASSETS	$217,756,618	$217,201,044	$288,874,063	$(400,761,196)	$323,070,529

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Revolving credit facility	$-	$-	$72,161,048	$-	$72,161,048
Series I Secured notes	-	27,616,578	-	-	27,616,578
L Bonds	182,782,884	-	-	-	182,782,884
Interest payable	6,598,250	3,513,615	1,016,654	-	11,128,519
Accounts payable and other accrued expenses	711,993	434,433	571,583	-	1,718,009
Deferred taxes, net	5,273,555	-	-	-	5,273,555
TOTAL LIABILITIES	195,366,682	31,564,626	73,749,285	-	300,680,593

STOCKHOLDERS’ EQUITY (DEFICIT)
Member capital	-	185,636,418	215,124,778	(400,761,196)	-
Convertible preferred stock	20,527,866	-	-	-	20,527,866
Common stock	5,870	-	-	-	5,870
Additional paid-in capital	16,257,686	-	-	-	16,257,686
Accumulated deficit	(14,401,486)	-	-	-	(14,401,486)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	22,389,936	185,636,418	215,124,778	(400,761,196)	22,389,936

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$217,756,618	$217,201,044	$288,874,063	$(400,761,196)	$323,070,529

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Operations

For the six months ended June 30, 2015	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Origination and servicing income	$-	$1,018,750	$-	$(1,018,750)	$-
Gain on life settlements, net	-	-	25,257,295	-	25,257,295
Interest and other income	25,023	6,880	107,773	-	139,676

TOTAL REVENUE	25,023	1,025,630	25,365,068	(1,018,750)	25,396,971

EXPENSES
Origination and servicing fees	-	-	1,018,750	(1,018,750)	-
Employee compensation and benefits	2,911,596	961,046	-	-	3,872,642
Legal and professional fees	828,858	337,326	-	-	1,166,184
Interest expense	11,031,758	1,458,965	2,008,158	-	14,498,881
Other expenses	2,056,188	1,302,036	56,836	-	3,415,060

TOTAL EXPENSES	16,828,400	4,059,373	3,083,744	(1,018,750)	22,952,767

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(16,803,377)	(3,033,743)	22,281,324	-	2,444,204

EQUITY IN INCOME OF SUBSIDIARY	19,247,581	22,281,217	-	(41,528,798)	-

NET INCOME BEFORE INCOME TAXES	2,444,204	19,247,474	22,281,324	(41,528,798)	2,444,204

INCOME TAX EXPENSE	1,432,728	-	-	-	1,432,728
NET LOSS	$1,011,476	$19,247,474	$22,281,324	$(41,528,798)	$1,011,476

For the six months ended June 30, 2014	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Origination and servicing income	$-	$1,308,906	$-	$(1,308,906)	$-
Gain on life settlements, net	-	-	11,001,094	-	11,001,094
Interest and other income	12,929	169,976	63	(169,221)	13,747

TOTAL REVENUE	12,929	1,478,882	11,001,157	(1,478,127)	11,014,841

EXPENSES
Origination and servicing fees	-	-	1,308,906	(1,308,906)	-
Employee compensation and benefits	1,255,079	892,485	-	-	2,147,564
Legal and professional fees	723,106	103,233	-	-	826,339
Interest expense	8,691,989	1,572,269	2,670,333	-	12,934,591
Other expenses	1,106,635	734,138	194,232	(169,221)	1,865,784

TOTAL EXPENSES	11,776,809	3,302,125	4,173,471	(1,478,127)	17,774,278

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(11,763,880)	(1,823,243)	6,827,686	-	(6,759,437)

EQUITY IN INCOME OF SUBSIDIARY	5,004,443	6,827,686	-	(11,832,129)	-

NET INCOME BEFORE INCOME TAXES	(6,759,437)	5,004,443	6,827,686	(11,832,129)	(6,759,437)

INCOME TAX BENEFIT	(2,271,570)	-	-	-	(2,271,570)
NET LOSS	$(4,487,867)	$5,004,443	$6,827,686	$(11,832,129)	$(4,487,867)

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Operations (continued)

For the three months ended June 30, 2015	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Origination and servicing income	$-	$661,264	$-	$(661,264)	$-
Gain on life settlements, net	-	-	8,473,886	-	8,473,886
Interest and other income	17,480	430	72,470	-	90,380

TOTAL REVENUE	17,480	661,694	8,546,356	(661,264)	8,564,266

EXPENSES
Origination and servicing fees	-	-	661,264	(661,264)	-
Employee compensation and benefits	1,605,795	538,930	-	-	2,144,725
Legal and professional fees	351,507	291,424	-	-	642,931
Interest expense	5,781,796	684,879	855,672	-	7,322,347
Other expenses	1,104,826	732,243	44,252	-	1,881,321

TOTAL EXPENSES	8,843,924	2,247,476	1,561,188	(661,264)	11,991,324

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(8,826,444)	(1,585,782)	6,985,168	-	(3,427,058)

EQUITY IN INCOME OF SUBSIDIARY	5,399,386	6,985,112	-	(12,384,498)	-

NET INCOME BEFORE INCOME TAXES	(3,427,058)	5,399,330	6,985,168	(12,384,498)	(3,427,058)

INCOME TAX BENEFIT	(1,176,643)	-	-	-	(1,176,643)
NET LOSS	$(2,250,415)	$5,399,330	$6,985,168	$(12,384,498)	$(2,250,415)

For the three months ended June 30, 2014	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Origination and servicing income	$-	$342,850	$-	$(342,850)	$-
Gain on life settlements, net	-	-	5,484,889	-	5,484,889
Interest and other income	6,000	362	18	-	6,380

TOTAL REVENUE	6,000	343,212	5,484,907	(342,850)	5,491,269

EXPENSES
Origination and servicing fees	-	-	342,850	(342,850)	-
Employee compensation and benefits	664,495	514,324	-	-	1,178,819
Legal and professional fees	375,243	44,094	-	-	419,337
Interest expense	4,475,461	793,702	1,338,880	-	6,608,043
Other expenses	767,096	408,883	12,500	-	1,188,479

TOTAL EXPENSES	6,282,295	1,761,003	1,694,230	(342,850)	9,394,678

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(6,276,295)	(1,417,791)	3,790,667	-	(3,903,409)

EQUITY IN INCOME OF SUBSIDIARY	2,372,886	3,790,667	-	(6,163,563)	-

NET INCOME BEFORE INCOME TAXES	(3,903,409)	2,372,886	3,790,667	(6,163,563)	(3,903,409)

INCOME TAX BENEFIT	(1,316,712)	-	-	-	(1,316,712)
NET LOSS	$(2,586,697)	$2,372,886	$3,790,667	$(6,163,563)	$(2,586,697)

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2015	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,011,476	$19,247,474	$22,281,324	$(41,528,798)	$1,011,476
Adjustments to reconcile net income to net cash flows from operating activities:
(Equity) of subsidiaries	(19,247,582)	(22,281,216)	-	41,528,798	-
Gain on life settlements	-	-	(12,134,482)	-	(12,134,482)
Amortization of deferred financing and issuance costs	1,729,175	211,116	(1,982,295)	-	(42,004)
Deferred income taxes	1,251,781	-	-	-	1,251,781
Convertible, redeemable preferred stock issued for dividends	335,232	-	-	-	335,232
(Increase) in operating assets:
Policy benefits receivable	-	-	(750,000)		(750,000)
Other assets	(17,998,823)	(11,114,039)	-	28,756,313	(356,549)
Increase in operating liabilities:
Accounts payable and accrued expenses	2,493,495	228,640	(1,419,689)	-	1,302,446
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(30,425,246)	(13,708,025)	(5,994,858)	28,756,313	(9,382,100)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	-	-	(10,224,018)	-	(10,224,018)
Proceeds from settlement of life settlements	-	-	3,742,983	-	3,742,983
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(6,481,035)	-	(6,481,035)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of revolving credit facility	-	-	(7,150,000)	-	(7,150,000)
Payments for redemption of Series I Secured notes	-	(3,617,544)	-	-	(3,617,544)
Proceeds from issuance of L Bonds	50,498,356	-	-	-	50,498,356
Payments for redemption and issuance of L Bonds	(13,013,057)	-	-	-	(13,013,057)
Proceeds from restricted cash	-	(102,500)	(3,524,637)	-	(3,627,137)
Issuance of common stock	582,000	-	-	-	582,000
Redemptions of convertible, redeemable preferred stock	(273,998)	-	-	-	(273,998)
Issuance of member capital	-	17,445,391	11,310,922	(28,756,313)	-
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	37,793,301	13,725,347	636,285	(28,756,313)	23,398,620

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,368,055	17,322	150,108	-	7,535,485

CASH AND CASH EQUIVALENTS
BEGINNING OF THE PERIOD	30,446,473	216,231	-	-	30,662,704

END OF THE PERIOD	$37,814,528	$233,553	$150,108	$-	$38,198,189

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Consolidating Statements of Cash Flows (continued)

For the six months ended June 30, 2014	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,487,867)	$5,004,443	$6,827,686	$(11,832,129)	$(4,487,867)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
(Equity) of subsidiaries	(5,004,443)	(6,827,686)	-	11,832,129	-
Life settlements – change in fair value	-	-	(22,211,338)	-	(22,211,338)
Amortization of deferred financing and issuance costs	1,727,610	301,104	(321,050)		1,707,664
Deferred income taxes	(2,271,570)	-	-		(2,271,570)
Convertible, redeemable preferred stock dividends payable	389,331	-	-	-	389,331
(Increase) in operating assets:
Policy benefits receivable	-	-	(300,000)	-	(300,000)
Other assets	(26,622,350)	(24,654,818)	-	50,328,249	(948,919)
Increase in operating liabilities:
Accounts payable and accrued expenses	1,971,543	302,402	894,218	-	3,168,163
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(34,297,746)	(25,874,555)	(15,110,484)	50,328,249	(24,954,536)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	-	-	(10,879,435)	-	(10,879,435)
Proceeds from settlement of life settlements	-	-	68,500	-	68,500
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(10,810,935)	-	(10,810,935)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for redemption of Series I Secured notes	-	(1,538,924)	-	-	(1,538,924)
Proceeds from issuance of L Bonds	33,234,487	-	-	-	33,234,487
Payments for redemption and issuance of L Bonds	(9,322,411)	-	-	-	(9,322,411)
Proceeds from restricted cash	-	855,000	2,167,537	-	3,022,537
Redemptions of convertible, redeemable preferred stock	(20,056)	-	-	-	(20,056)
Issuance of member capital	-	26,574,367	23,753,882	(50,328,249)	-
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	23,892,020	25,890,443	25,921,419	(50,328,249)	25,375,633

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,405,723)	15,888	-	-	(10,389,838)

CASH AND CASH EQUIVALENTS
BEGINNING OF THE PERIOD	32,711,636	738,157	-	-	33,449,793

END OF THE PERIOD	$22,305,910	$754,045	$-	$-	$23,059,955

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Consolidating Statements of Cash Flows (continued)

For the three months ended June 30, 2015	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,250,415)	$5,399,330	$6,985,168	$(12,384,498)	$(2,250,415)
Adjustments to reconcile net loss to net cash flows from operating activities:
(Equity) of subsidiaries	(5,399,386)	(6,985,112)	-	12,384,498	-
Gain on life settlements	-	-	(14,028,327)	-	(14,028,327)
Amortization of deferred financing and issuance costs	1,685,700	80,928	(1,259,602)	-	507,026
Deferred income taxes	(930,470)	-	-	-	(930,470)
Convertible, redeemable preferred stock dividends payable	146,420	-	-	-	146,420
(Increase) in operating assets:
Policy benefits receivable	-	-	17,140,000	-	17,140,000
Other assets	(7,124,387)	(5,236,604)	-	12,135,615	(225,376)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued expenses	213,843	(509,444)	(1,037,640)	-	(1,333,241)
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(13,658,695)	(7,250,902)	7,799,599	12,135,615	(974,383)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	-	-	(7,777,541)	-	(7,777,541)
Proceeds from settlement of life settlements	-	-	132,388	-	132,388
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(7,645,153)	-	(7,645,153)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of revolving credit facility	-	-	(7,150,000)		(7,150,000)
Payments for redemption of Series I Secured notes	-	(2,344,355)	-	-	(2,344,355)
Proceeds from issuance of L Bonds	22,538,059	-	-	-	22,538,059
Payments for redemption and issuance of L Bonds	(6,134,935)	-	-	-	(6,134,935)
Proceeds from restricted cash	-	1,677,500	1,732,927	-	3,410,427
Issuance of member capital	-	6,872,932	5,262,683	(12,135,615)	-
Issuance of common stock	582,000	-	-	-	582,000
Redemptions of convertible, redeemable preferred stock	(273,998)	-	-	-	(273,998)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	16,711,126	6,206,077	(154,390)	(12,135,615)	10,627,198

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,052,431	(1,044,825)	56	-	2,007,662

CASH AND CASH EQUIVALENTS
BEGINNING OF THE PERIOD	34,762,097	1,278,378	150,052	-	36,190,527

END OF THE PERIOD	$37,814,528	$233,553	$150,108	$-	$38,198,189

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Consolidating Statements of Cash Flows (continued)

For the three months ended June 30, 2014	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,586,697)	$2,372,886	$3,790,677	$(6,163,563)	$(2,586,697)
Adjustments to reconcile net loss to cash:
(Equity) of subsidiaries	(2,372,886)	(3,790,677)	-	6,163,563	-
Gain on life settlements	-	-	(10,852,425)	-	(10,852,425)
Amortization of deferred financing and issuance costs	880,374	134,158	339,475	-	1,354,007
Deferred income taxes	(1,316,712)	-	-	-	(1,316,712)
Convertible, redeemable preferred stock dividends payable	196,991	-	-	-	196,991
(Increase) in operating assets:
Policy benefits receivable	-	-	(300,000)	-	(300,000)
Other assets	(10,674,637)	(9,406,461)	-	19,384,025	(697,073)
Increase in operating liabilities:
Accounts payable and accrued expenses	1,257,758	72,959	559,620	-	1,890,337
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(14,615,809)	(10,617,135)	(6,462,653)	19,384,025	(12,311,572)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	-	-	(2,608,232)	-	(2,608,232)
Proceeds from settlement of life settlements	-	-	68,500	-	68,500
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(2,539,732)	-	(2,539,732)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for redemption of Series I Secured notes	-	(670,621)	-	-	(670,621)
Proceeds from issuance of L Bonds	14,868,830	-	-	-	14,868,830
Payments for redemption and issuance of L Bonds	(4,393,523)	-	-	-	(4,393,523)
Proceeds from restricted cash	-	(215,000)	258,330	-	43,330
Issuance of member capital	-	10,639,970	8,744,055	(19,384,025)	-
Redemptions of convertible, redeemable preferred stock	(20,056)	-	-	-	(20,056)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	10,455,251	9,754,349	9,002,385	(19,384,025)	9,827,960

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,160,558)	(862,786)	-	-	(5,023,344)

CASH AND CASH EQUIVALENTS
BEGINNING OF THE PERIOD	26,466,468	1,616,831	-	-	28,083,299

END OF THE PERIOD	$22,305,910	$754,045	$-	$-	$23,059,955

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(16)	Concentrations

GWG purchases life insurance policies written by life insurance companies having investment grade ratings by independent rating agencies.  As a result there may be certain concentrations of contracts with life insurance companies.  The following summarizes the face value of insurance contracts with specific life insurance companies exceeding 10% of the total face value held by the Company.

	June 30,	December 31,
	2015	2014
Life insurance company	%	%

AXA Equitable	14.06	14.55
John Hancock	11.90	11.48

The following summarizes the number of insurance contracts held in specific states exceeding 10% of the total face value held by the Company:

	June 30,	December 31,
	2015	2014
State of residence	%	%

California	27.07	28.87
Florida	19.43	18.56

(17)	Subsequent events

Subsequent to June 30, 2015, the Company has issued approximately an additional $11.1 million in principal amount of L Bonds.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are engaged in the emerging secondary market for life insurance policies. We acquire life insurance policies in the secondary market from policy owners desiring to sell their policies at a discount to the face value of the insurance benefit. Once we purchase a policy, we continue paying the policy premiums to ultimately collect the face value of the insurance benefit. We generally seek to hold the individual policies to maturity, in order to ultimately collect the policy’s face value upon the insured’s mortality. Our strategy is to build a profitable and large portfolio of policies that is diversified in terms of insurance carriers and the medical conditions of insureds. We believe that diversification among insureds (by age and medical conditions), insurance carriers will lower our overall risk exposure, and that a larger portfolio of individual policies (diversification in overall number) creates a portfolio of greater value by virtue of improved actuarial stability.

Business Update

GWG’s business model provides value-added services to consumers owning life insurance and investors seeking alternative investment opportunities. To participate and compete in what we expect to be a growth market, we have spent and intend to continue to spend significant resources: (i) developing resources, strategies, and capabilities for investors to participate in a large portfolio of life insurance policies; and (ii) developing a robust operational platform, strategies, and systems for originating and purchasing life insurance policies

We have seen increasing interest among investors and financial professionals in participating in our $1,000,000,000 L Bond offering. Over the last three months, we added over 1,500 financial professionals who are now approved to sell our L Bond offering. This increases the total number of financial professionals offering our L Bond to over 3,000 advisors. The L Bond offers investors the opportunity to obtain a high yielding investment from our portfolio of life insurance policies, assets whose performance is not tied to the stock market, commodities, or real estate. We expect to continue growing our financial product distribution as awareness and understanding of our asset class increases.

We have also made significant progress in our origination protocols and practices for purchasing life insurance policies. Historically, we have purchased policies in the secondary market through a network of life insurance agents, life insurance brokers, and licensed providers who assist policy owners in accessing the secondary market. Since the fourth quarter of 2014, we have been working to expand our origination practices by marketing directly to consumers and the development of our Appointed Agent Program. Recently, we engaged a strategic partner in the development of a specialized service center whose focus is sourcing qualified leads and processing life insurance policies directly for our purchase. In conjunction with these activities, we are in the final stages of implementing new systems, processes and protocols, including a streamlined underwriting process for small face policies ($1,000,000 in face value policy benefits or less) in order to efficiently acquire life insurance policies directly from consumers.

In addition, we have developed and expanded our Appointed Agent Program. Our Appointed Agent Program empowers financial professionals to bring the secondary market’s value proposition directly to consumers owning life insurance. Central to the Appointed Agent Program is education, training, and marketing that support and empower financial professionals to offer clients significant value with a program that emphasizes regulatory compliance. Over the last year, the number of financial professionals sourcing life insurance policies directly for GWG has increased to approximately 850. We have experienced an added benefit from our model by the fact that many of the financial professionals seeking to participate in our Appointed Agent Program also distribute our investment products. This dual offering enables financial professionals the opportunity to develop expertise in our business model and a specialization for their financial practice. In conjunction with these activities, we have continued to sharpen our service offerings and marketing tools, available to broker-dealers and financial advisors who seek to market our products and services. These offerings have, in turn, led to an increasing acceptance by the financial profession of our business model and industry practices because they address a growing need for providing post-retirement financial services to seniors owning life insurance.

While these efforts are ongoing, and initial results are preliminary, the early outcomes from both our Appointed Agent Program and direct to consumer marketing efforts are very encouraging. In the last three months, we have experienced a significant increase in the number of life insurance policies that are now in our origination pipeline. All told, these efforts have increased our policy purchases from zero to now making up over 28% of all the life insurance policies in our current origination pipeline as of August 3, 2015. Our origination pipeline includes all the life insurance policies we are currently gathering information, evaluating, or in the process of closing a purchase. We expect to complete our initial development efforts on these systems, including supporting marketing, technology, reporting, processing, and underwriting protocols through the balance of 2015. When in place, we believe we will be well-positioned to scale for increased volume.

We have also expanded our own footprint in the various states and jurisdictions where secondary market life settlement transactions are regulated. Of the 42 jurisdictions that require licensure, we presently hold 30 licenses and have pending applications in another eight jurisdictions.

As for the secondary market itself, we have recently seen positive growth trends for the market, evidenced by increased competition for policy purchases through traditional channels, new efforts by market participants to reach consumers directly, and little change in the regulatory or legal environment which impact our market. In particular, we are aware of only two reported consumer complaints relating to life settlement transactions that have been received by insurance regulators nationally since 2012. During 2015 (with most state legislatures now in recess or adjourned until 2016), there was not any legislation introduced attempting to establish more restrictive processes or controls on life settlement transactions. In fact, we are aware of approximately one dozen state bills that were introduced thus far during 2015 recognizing that life settlements are good public policy by requiring insurance companies or governmental authorities to advise policyholders facing lapse or surrender that selling their policy on the secondary market is an option.

Furthermore, we are also aware that a class-action lawsuit against a major insurance company, alleging breach of fiduciary duty for failure to advise consumers about their life settlement options, was privately settled. We believe that this lawsuit may begin establishing precedent for insurance carriers and their agents to advise clients of their rights to effect a sale of their life insurance policy. Clearly, as for financial professionals who owe a fiduciary obligation to their clients, a precedent has been set for advising their clients on both their right and opportunity to sell their life insurance policy.

In sum, we believe these legislative and legal developments indicate that the market for life settlements is gaining growing acceptance from a public policy perspective, and that participants in the market are achieving success at adhering to the regulatory requirements imposed on them. When combined with the recent positive growth trends in the market, and our own efforts and successes in expanding our network of financial professionals involved in offering our products and services, we begin the second half of 2015 with confidence and optimism for the further development of our business and marketplace.

In the first six months of 2015, we recognized $25.6 million of revenue from the receipt of $29.4 million in policy benefits. In addition, we recognized an expense from the change in fair value of our life insurance policies, net of premiums and carrying costs, of $0.4 million. In the first six months of 2015, interest expense, including amortization of the deferred financing costs and preferred stock dividends, was $14.5 million, and selling, general and administrative expenses were $8.5 million. Income tax expense for the first half of 2015 was $1.4 million. Our net income before interest, taxes and amortization was $16.9 million and our net income after tax was $1 million for the first half of 2015.

In the first six months of 2014, we recognized $0.2 million of revenue from the receipt of $0.3 million in policy benefits. In addition, we recognized revenue from the change in fair value of our life insurance policies, net of premiums and carrying costs, of $10.8 million. Interest expense, including amortization of the deferred financing costs and preferred stock dividends, was $12.9 million for the six months ended June 30, 2014, and selling, general and administrative expenses were $4.8 million. Income tax benefit for the six months ended June 30, 2014 was $2.3 million. Our net income before interest, taxes and amortization was $6.2 million and our net loss after tax was $4.5 million for the first half of 2014.

To date, we have financed our business principally through the issuance of debt, including our registered public offerings of L Bonds and debt incurred by our subsidiary DLP Funding II under a senior revolving credit facility provided by Autobahn/DZ Bank. See the “Liquidity and Capital Resources” caption below.

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

In determining life expectancy estimates, we generally use actuarial medical reviews from independent medical underwriters. These medical underwriters evaluate the health of the insured by reviewing historical and current medical records. This evaluation is performed to produce an estimate of the insured’s mortality—a life expectancy report. In the case of a small face policy ($1.0 million face value of policy benefits or less), we may use one life expectancy report or estimate life expectancy based on a modified methodology which does not use actuarial medical reviews from independent medical underwriters. The life expectancy estimate represents a range of probabilities for the insured’s mortality against a group of cohorts with the same age, sex and smoking status. These mortality probabilities represent a mathematical curve known as an actuarial mortality curve, which is then used to generate a series of expected cash flows from the life insurance policy over the expected lifespan of the insured. A discount rate is used to calculate the net present value of the expected cash flows. The discount rate represents the internal rate of return we expect to earn on investments in a policy or in the portfolio as a whole at the stated fair value. The discount rate used to calculate fair value of our portfolio incorporates the guidance provided by ASC 820, Fair Value Measurements and Disclosures. Many of our current underwriting review processes, including our policy of obtaining actuarial medical reviews from independent medical underwriters as described above, are undertaken in satisfaction of obligations under our L Bond debt offering and revolving credit facility. As a result, we may in the future modify our underwriting review processes if permitted under our borrowing arrangements.

The table below provides the discount rate used to estimate the fair value of the life insurance policies for the period ending:

June 30, 2015	December 31, 2014
11.19%	11.43%

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

We engaged a third party, Model Actuarial Pricing Systems (MAPS), to prepare a third-party valuation of our life settlement portfolio. MAPS owns and maintains the portfolio pricing software we use. MAPS processed policy data, future premium data, life expectancy estimate data, and other actuarial information we supply to calculate a net present value for our portfolio using the specified discount rate of 11.19%. MAPS independently calculated the net present value of our portfolio of 314 policies to be $301.4 million, which is the same fair value estimate we used on the balance sheet as of June 30, 2015, and furnished us with a letter documenting its calculation. A copy of such letter is filed as Exhibit 99.1 to this report.

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

Principal Revenue and Expense Items

We earn revenues from three primary sources as described below.

●	Policy Benefits Realized. We recognize the difference between the death benefits and carrying values of the policy when an insured event has occurred and we determine that settlement and ultimate collection of the death benefits is realizable and reasonably assured. Revenue from a transaction must meet both criteria in order to be recognized. We generally collect the face value of the life insurance policy from the insurance company within 45 days of the insured’s mortality.

●	Change in Fair Value of Life Insurance Policies. We have elected to carry our investments in life insurance policies at fair value in accordance with ASC 325-30, Investments in Life Insurance Contracts . Accordingly, we value our investments in our portfolio of life insurance policies each reporting period in accordance with the fair value principles discussed herein, which includes the expected payment of premiums for future periods.

●	Sale of a Life Insurance Policy or a Portfolio of Life Insurance Policies. In an event of a sale of a policy, we recognize gain or loss as the difference between the sale price and the carrying value of the policy on the date of the receipt of payment on such sale.

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

Results of Operations — Three and Six Months Ended June 30, 2015 Compared to the Same Periods in 2014

The following is our analysis of the results of operations for the periods indicated below.  This analysis should be read in conjunction with our consolidated financial statements and related notes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue recognized from the receipt of policy benefits (1)	$618,000	$231,000	$25,632,000	$231,000
Revenue (expense) recognized from the change in fair value of life insurance policies, net of premiums and carrying costs (2)	7,856,000	5,254,000	(375,000)	10,770,000
Gain on life settlements, net	$8,474,000	$5,485,000	$25,257,000	$11,001,000
Number of policies matured	1	3	7	3
The change in fair value related to new policies acquired	$4,511,000	$1,595,000	$5,123,000	$6,559,000

(1)	In the first half of 2015, we recognized $25.6 million of revenue from the receipt of $29.4 million in policy benefits. In the first half of 2014, we recognized only $0.07 million of revenue from the receipt of $0.3 million in policy benefits.

(2)	The change in the discount rate incorporates current information about discount rates applied by other reporting companies owning portfolios of life insurance policies, discount rates observed by us in the life insurance secondary market, market interest rates, the credit exposure to the issuing insurance companies and our estimate of the risk premium a purchaser would require to receive the future cash flows derived from our portfolio of life insurance policies. Because we use the discount rate to arrive at the fair value of our portfolio, the rate we choose necessarily assumes an orderly and arms-length transaction (i.e., a non-distressed transaction in which neither seller nor buyer is compelled to engage in the transaction). The discount rate applied to estimate the fair value of the portfolio of life insurance policies we own was 11.19% as of June 30, 2015, compared to 11.56% as of June 30, 2014. The decrease in discount rate was due to an increase in prices our competitors were purchasing life insurance policies in the secondary market, an increase in the size and diversity of our portfolio that we believe results in a lower risk premium due to an increase in actuarial stability for any potential buyer. The carrying value of policies acquired during each quarterly reporting period are adjusted to their current fair value using the fair value discount rate applied to the entire portfolio as of that reporting date.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Increase	2015	2014	Increase
Employee compensation and benefits (1)	$2,145,000	$1,179,000	$966,000	$3,873,000	$2,147,000	$1,726,000
Interest expense (including amortization of deferred financing costs and preferred stock dividends) (2)	7,322,000	6,608,000	714,000	14,499,000	12,935,000	1,564,000
Legal and professional expenses (3)	643,000	419,000	224,000	1,166,000	826,000	340,000
Other expenses (4)	1,881,000	1,189,000	692,000	3,415,000	1,866,000	1,549,000
Total expenses	$11,991,000	$9,395,000	$2,596,000	$22,953,000	$17,774,000	$5,179,000

(1)	We employed more staff and hired additional members to our sales, marketing and executive teams.

(2)	The increase was due to the increase in the average debt outstanding.

(3)	Increase is due to increased compliance work and SEC filings related to L Bond offerings.

(4)	Marketing, recruiting and other expenses increased due to the continued development of a direct marketing campaign and related service center costs, increased activity related to our public offering of L Bonds and continued technology and infrastructure costs.

Income Tax Expense.  For the three and six months ended June 30, 2015, we had a loss of $3,427,000 and an income of $2,444,000 before income taxes and recorded income tax benefit of $1,176,000 and income tax expense of $1,433,000, respectively, or 34.3% and 58.6%, respectively.  In the same periods of 2014, we had a loss of $3,903,000 and $6,759,000 before income taxes and recorded income tax benefit of $1,317,000 and $2,272,000, respectively, or 33.7% and 33.6%, respectively.  The primary differences between our effective tax rate and the statutory federal rate are the accrual of preferred stock dividend expense, state taxes, and other non-deductible expenses.

The following table provides a reconciliation of our income tax expense at the statutory federal tax rate to our actual income tax expense:

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
Six months ended:	June 30, 2015		June 30, 2015		June 30, 2014		June 30, 2014
Statutory federal income tax	$(1,167,000)	34.0%	$831,000	34.0%	$(1,327,000)	34.0%	$(2,298,000)	34.0%
State income taxes, net of federal benefit	(187,000)	5.5%	229,000	9.4%	(209,000)	5.4%	(352,000)	5.2%
Series A preferred stock dividends	168,000	(4.9)%	351,000	14.4%	218,000	(5.6)%	434,000	(6.4)%
Other permanent differences	10,000	(0.3)%	22,000	0.8%	1,000	(0.1)%	(56,000)	0.8%
Total income tax expense	$(1,176,000)	34.3%	$1,433,000	58.6%	$(1,317,000)	33.7%	$(2,272,000)	33.6%

The most significant temporary differences between GAAP net income and taxable net income are the treatment of interest costs with respect to the acquisition of the life insurance policies and revenue recognition with respect to the mark-to-market of life insurance portfolio.

Liquidity and Capital Resources

We finance our business through a combination of policy benefit revenues, origination fees, equity offerings, debt offerings, and a credit facility. We have used our debt offerings and credit facility primarily for policy acquisition, policy servicing and portfolio related financing expenditures. We charge an intercompany origination fee in the amount of one to four percent of the face value of a life insurance policy’s benefit when we acquire the related life insurance policy. The origination fee we charge is included in the total purchase price we pay for a life insurance policy for purposes of our valuation and expected internal rate of return calculations, but is not netted against the purchase price we pay to a seller of an insurance policy. We generated cash flows $0.7 million and $1.0 million from origination fees during the three and six months ended June 30, 2015, and $0.3 million and $1.3 million during the same periods in 2014. Profit from intra-company origination fees for life insurance policies retained by the Company are eliminated from our consolidated statements of operations. As such, the origination fees collected under our life insurance policy financing arrangements are reflected in our consolidated statements of cash flows as cash flows from financing activities as they are received form of borrowings used to finance the acquisition of life insurance policies.  Our borrowing agreements allow us to use net proceeds of the L Bonds for policy acquisition, which includes origination fees. If the policy acquisition is not financed, no fees are included in the consolidated cash flows. See “Cash Flows” below for further information. We determine the purchase price of life insurance policies in accordance with ASC 325-30, Investments in Insurance Contracts , using the fair value method. Under the fair value method, the initial investment is recorded at the transaction price. Because the origination fees are paid from a wholly owned subsidiary to the parent company, these fees are not included in the transaction price as reflected in our consolidated financial statements. For further discussion on our accounting policies for life settlements, please refer to note 1 to our consolidated financial statements.

As of June 30, 2015 and December 31, 2014, we had approximately $71.6 million and $51.2 million, respectively, in combined available cash and available borrowing base surplus capacity under our revolving credit facility for the purpose of purchasing additional life insurance policies, paying premiums on existing policies, paying portfolio servicing expenses, and paying principal and interest on our outstanding financing obligations.

In January 2015, GWG registered a $1.0 billion debt offering of our L Bonds with the SEC. The $1.0 billion L Bond offering is as a follow-on offering to our $250.0 million debt offering of Renewable Secured Debentures (subsequently renamed L Bonds) which was registered with the SEC and was completed January 2015. Through June 30, 2015, the total amount of these L Bonds sold, including renewals, was $320.7 million. As of June 30, 2015, we had approximately $226.3 million in principal amount of L Bonds outstanding.

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

In November 2009, we issued our first debt securities through our wholly owned subsidiary GWG Life commenced private placement of Series I Secured Notes to accredited investors only. This offering was closed in November 2011 and was followed-on by our first publicly registered $250.0 million debt offering of Renewable Secured Debentures (subsequently renamed L Bonds).

The weighted-average interest rate of our outstanding Series I Secured Notes as of June 30, 2015 and December 31, 2014 was 8.49% and 8.37%, respectively, and the weighted-average maturity at those dates was 1.23 and 1.11 years, respectively. The Series I Secured Notes have renewal features. Since we first issued our Series I Secured Notes, we have experienced $144.8 million in maturities, of which as of June 30, 2015, $111.8 million has renewed for an additional term. This has provided us with an aggregate renewal rate of approximately 77% for investments in these securities.

The weighted-average interest rate of our outstanding L Bonds as of June 30, 2015 and December 31, 2014 was 7.27% and 7.45%, respectively, and the weighted-average maturity at those dates was 1.86 and 2.01 years, respectively. Our L Bonds have renewal features that provide that investors will remain in their investment with GWG unless they provide us with notice within 30 days of the maturity of their bond. Since we first issued our L Bonds, we have experienced $94.4 million in maturities, of which as of June 30, 2015, $62.6 million has renewed for an additional term. This has provided us with an aggregate renewal rate of approximately 66% for investments in these securities. Future contractual maturities of Series I Secured Notes and L Bonds at June 30, 2015 are:

Years Ending December 31,	Series I Secured Notes	L Bonds	Total
2015	$5,085,000	$48,082,000	$53,167,000
2016	10,964,000	67,120,000	78,084,000
2017	6,164,000	43,051,000	49,215,000
2018	1,127,000	31,012,000	32,139,000
2019	347,000	14,342,000	14,689,000
Thereafter	1,041,000	22,703,000	23,744,000
	$24,728,000	$226,310,000	$251,038,000

The L Bonds and Series I Secured Notes are secured by all our assets, and are subordinate to our revolving credit facility with Autobahn/DZ Bank. The L Bonds and Series I Secured Notes are pari passu with respect to a security interest in our assets pursuant to an intercreditor agreement (see notes 6 and 7 to our consolidated financial statements).

We maintain a $105 million revolving credit facility with Autobahn/DZ Bank through GWG Life’s wholly owned subsidiaries DLP II and DLP III. The revolving credit facility is used to pay the premium expenses related to GWG’s portfolio of life insurance policies. As of both June 30, 2015 and December 31, 2014, we had approximately $65.0 million and $72.2 million, respectively, outstanding under the revolving credit facility and maintained an available borrowing base surplus of $33.4 million and $20.6 million, respectively. Effective May 11, 2015, we amended and restated our credit facility to reduce the interest cost and extend the term of the facility to June 2018 (see note 5 to our condensed consolidated financial statements).

We expect to meet our ongoing operational capital needs through a combination of the receipt of policy benefit revenues and proceeds from financing transactions. We expect to meet our policy acquisition, servicing, and financing capital needs principally from the receipt of policy benefit revenues from our portfolio of life insurance policies, net proceeds from our offering of L Bonds, and from our revolving credit facility. We have demonstrated continued access to credit and financing markets. Furthermore, we expect that policy benefit payments will increase as the average age of the insureds increase and mortality events occur over time, a trend which we experienced in 2014-2015 that will continue to increase. As a result of the foregoing, we estimate that our liquidity and capital resources are sufficient for our current and projected financial needs. Nevertheless, if we are unable to continue our offering of L Bonds for any reason (or if we become unsuccessful in selling L Bonds), and we are unable to obtain capital from other sources, we expect that our business would be materially and adversely affected. In addition, our business would be materially and adversely affected if we did not receive the policy benefits we forecast and if holders of our L Bonds or Series I Secured Notes failed to renew with the frequency we have historically experienced. In such a case, we could be forced to sell our investments in life insurance policies to service or satisfy our debt-related obligations and continue to pay policy premiums.

Capital expenditures have historically not been material and we do not anticipate making material capital expenditures in 2015 or beyond.

Debt Financings Summary

We had the following outstanding debt balances as of June 30, 2015:

Issuer/Borrower	Principal Amount Outstanding	Weighted Average Interest Rate
GWG Holdings, Inc. – L Bonds	$226,310,000	7.27%
GWG Life Settlements, LLC -Series I Secured notes	24,728,000	8.49%
GWG DLP Funding II, LLC - Revolving credit facility	65,011,000	5.41%
Total	$316,049,000	6.98%

Our total credit facility and other indebtedness balance as of June 30, 2015 and December 31, 2014 was $316.0 million and $286.6 million, respectively. At June 30, 2015, the total outstanding face amount under our Series I Secured Notes outstanding was $24.7 million, less unamortized selling costs of $0.4 million, resulting in a carrying amount of $24.3 million. At December 31, 2014, the total outstanding face amount under our Series I Secured Notes outstanding was $28.0 million, less unamortized selling costs of $0.4 million, resulting in a carrying amount of $27.6 million. At June 30, 2015, the total outstanding face amount of L Bonds was $226.3 million plus $3.1 million of subscriptions in process, less unamortized selling costs of $6.3 million resulting in a carrying amount of $223.1 million. At December 31, 2014, the total outstanding face amount of L Bonds was $186.4 million plus $2.3 million of subscriptions in process, less unamortized selling costs of $5.9 million resulting in a carrying amount of $182.8 million. At June 30, 2015, the fair value of our investments in life insurance policies of $301.5 million plus our cash balance of $38.2 million and our restricted cash balance of $7.9 million, totaled $347.6 million, representing an excess of portfolio assets over secured indebtedness of $31.6 million. At December 31, 2014, the fair value of our investments in life insurance policies of $282.8 million plus our cash balance of $30.7 million and our restricted cash balance of $4.3 million, totaled $317.8 million, representing an excess of portfolio assets over secured indebtedness of $31.2 million. At June 30, 2015 our weighted average cost of capital was approximately 6.98%. The L Bonds and Series I Secured Notes are secured by all our assets and are subordinate to our revolving credit facility with Autobahn/DZ Bank. The L Bonds and Series I Secured Notes are pari passu with respect to a security interest in our asset pursuant to an intercreditor agreement.

The following forward-looking table seeks to illustrate the impact of the sale of our portfolio of life insurance assets at various discount rates in order to satisfy our debt obligations as of June 30, 2015. In all cases, the sale of the life insurance assets owned by DLP II and DLP III will be used first to satisfy all amounts owing under the revolving credit facility with Autobahn/ DZ Bank. The net sale proceeds remaining after satisfying all obligations under the revolving credit facility would be applied to L Bonds and Series I Secured notes on a pari passu basis.

Portfolio Discount Rate	10%	11%	12%	13%	14%
Value of portfolio	$318,462,000	$304,099,000	$290,841,000	$278,577,000	$267,208,000
Cash and cash equivalents	46,121,000	46,121,000	46,121,000	46,121,000	46,121,000
Total assets	364,583,000	350,220,000	336,962,000	324,698,000	313,329,000
Revolving credit facility Autobahn/DZ Bank	65,011,000	65,011,000	65,011,000	65,011,000	65,011,000
Net after revolving credit facility	299,572,000	285,209,000	271,951,000	259,687,000	248,318,000
Series I Secured notes and L Bonds	251,038,000	251,038,000	251,038,000	251,038,000	251,038,000
Net after Series I Secured notes and L Bonds	48,534,000	34,171,000	20,913,000	8,649,000	(2,720,000)
Impairment to Series I Secured notes and L Bonds	No impairment	No impairment	No impairment	No impairment	Impairment

The table illustrates that our ability to fully satisfy amounts owing under the L Bonds and Series I Secured Notes would likely be impaired upon the sale of all our life insurance assets at a price equivalent to a discount rate of approximately 13.75% or higher. At December 31, 2014 the impairment occurred at discount rate of approximately 14.09% or higher. The discount rates used to calculate the fair value of our portfolio for mark-to-market accounting were 11.19% and 11.43% as of June 30, 2015 and December 31, 2014, respectively.

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

Amended and Restated Credit Facility

Effective May 11, 2015, GWG Holdings, together with certain of its subsidiaries, entered into an Second Amended and Restated Credit and Security Agreement with Autobahn Funding Company LLC, as the conduit lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, as the committed lender and as the agent on behalf of secured parties under such agreement. The Second Amended and Restated Credit and Security Agreement extends the maturity date of borrowings made by the Company’s subsidiaries, GWG DLP Funding II, LLC and GWG DLP Funding III, LLC, to June 30, 2018. Advances under the credit facility made after May 11, 2015 will bear interest at the commercial paper rate of the lender at the time of the advance, or at the lender’s cost of borrowing plus 4.25 percent, which is 1.75 percent less than under the previous Credit and Security Agreement executed on January 25, 2013. In addition to the extended term and decreased interest rate and borrowing cost, the Second Amended and Restated Credit and Security Agreement also removes the requirement that the Company maintain a reserve for certain projected expenditures (including anticipated premium payments required to service its life insurance portfolio), thereby allowing for the Company’s full use of the credit facility up to its limit of $105,000,000.

In connection with the Second Amended and Restated Credit and Security Agreement, GWG Holdings and its subsidiaries entered into certain other agreements and amendments and restatements of earlier agreements entered into in connection with the original and renewal Credit and Security Agreements. Included among these other agreements was an Amended and Restated Performance Guaranty affirming the performance guaranty that GWG Holdings earlier provided in connection with the original and first amended and restated Credit and Security Agreements to DZ Bank AG Deutsche Zentral-Genossenschaftsbank, as agent.

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

Years Ending December 31,	Premiums	Servicing	Premiums and Servicing Fees
Six months ending December 31, 2015	$13,292,000	$377,000	$13,669,000
2016	27,985,000	377,000	28,362,000
2017	31,333,000	377,000	31,710,000
2018	34,191,000	377,000	34,568,000
2019	38,001,000	377,000	38,378,000
2020	42,158,000	377,000	42,535,000
	$186,960,000	$2,262,000	$189,222,000

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

Quarter End Date	Portfolio Face Amount	12-Month Trailing Benefits Collected	12-Month Trailing Premiums Paid	12-Month Trailing Benefits/Premium Coverage Ratio
March 31, 2012	$482,455,000	$4,203,000	$14,977,000	28.06%
June 30, 2012	489,255,000	8,703,000	15,412,000	56.47%
September 30, 2012	515,661,000	7,833,000	15,837,000	49.46%
December 31, 2012	572,245,000	7,350,000	16,597,000	44.28%
March 31, 2013	639,755,000	11,350,000	18,044,000	62.90%
June 30, 2013	650,655,000	13,450,000	19,182,000	70.11%
September 30, 2013	705,069,000	18,450,000	20,279,000	90.98%
December 31, 2013	740,648,000	16,600,000	21,733,000	76.38%
March 31, 2014	771,940,000	12,600,000	21,930,000	57.46%
June 30, 2014	784,652,000	6,300,000	22,598,000	27.88%
September 30, 2014	787,964,000	4,300,000	23,121,000	18.60%
December 31, 2014	779,099,000	18,050,000	23,265,000	77.58%
March 31, 2015	754,942,000	46,675,000	23,786,000	196.23%
June 30, 2015	806,274,000	47,125,000	24,348,000	193.55%

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

The life insurance policies owned by DLP II and DLP III are subject to a collateral arrangement with the agent to our revolving credit lender, as described in note 5 to the consolidated financial statements. Under this arrangement, collection and escrow accounts are used to fund purchases and premiums of the insurance policies and to pay interest and other charges under our revolving credit facility. The lender and its agent must authorize all disbursements from these accounts, including any distributions to GWG Life or Holdings. If the facility advance rate exceeds 50%, the distributions are limited to an amount that would result in the borrowers (DLP II, DLP III, GWG Life, and Holdings) realizing an annualized rate of return on the equity funded amount for such assets of not more than 18%, as determined by the agent. After such amount is reached, the credit agreement requires that excess funds be used to fund repayments or a reserve account in a certain amount before any additional distributions may be made. In the future, these arrangements may restrict the cash flows available for payment of principal and interest on our debt obligations.

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

Credit Risk

We review the credit risk associated with our portfolio of life insurance policies when estimating its fair value. In evaluating the policies’ credit risk we consider insurance company solvency, credit risk indicators, economic conditions, ongoing credit evaluations, and company positions. We attempt to manage our credit risk related to life insurance policies typically by purchasing policies issued only from companies with an investment grade credit rating by either Standard & Poor’s, Moody’s, or A.M. Best Company. As of June 30, 2015, 95.5% of our life insurance policies, by face value benefits, were issued by companies that maintained an investment grade rating (BBB or better) by Standard & Poor’s.

Interest Rate Risk

Our credit facility is floating-rate financing. In addition, our ability to offer interest rates that attract capital (including in the offer and sale of L Bonds) is generally impacted by prevailing interest rates. Furthermore, while our other indebtedness provides us with fixed-rate financing, our debt coverage ratio is calculated in relation to our total cost of financing. Therefore, fluctuations in interest rates impact our business by increasing our borrowing costs, and reducing availability under our debt financing arrangements. Furthermore, we calculate our portfolio earnings based upon the spread generated between the return on our life insurance portfolio and the cost of our financing. As a result, increases in interest rates will reduce the earnings we expect to achieve from our investments in life insurance policies.

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

We have elected to carry our investments in life insurance policies at fair value in accordance with ASC 325-30, Investments in Life Insurance Contracts . Accordingly, we value our investments in life insurance policies at the conclusion of each reporting period in accordance with GAAP fair value accounting principles. In addition to GAAP, we are required to report non-GAAP financial measures to Autobahn/DZ Bank under certain financial covenants made to that lender under our revolving credit facility. As indicated above, we also use non-GAAP financial reporting to manage and evaluate the financial performance of our business.

GAAP-based fair value requires us to mark-to-market our investments in life insurance policies, which by its nature, is based upon Level 3 measurements that are unobservable. As a result, this accounting treatment imports financial market volatility and subjective inputs into our financial reporting. We believe this type of accounting reporting is at odds with one of the key attractions for purchasing and owning a portfolio life insurance policies: the non-correlated nature of the returns to be derived from such policies. Therefore, in contrast to a GAAP-based fair valuation, we seek to measure the accrual of the actuarial gain occurring within the portfolio of life insurance policies at their expected internal rate of return based on statistical actuarial mortality probabilities for the insureds (using primarily the insured’s age, sex and smoking status). The expected internal rate of return tracks actuarial gain occurring within the policies according to a mortality table as the insureds’ age increases. By comparing the actuarial gain accruing within our portfolio of life insurance policies against our costs during the same period, we can estimate, manage and evaluate the overall financial profitability of our business without regard to mark-to-market volatility. We use this information to balance our life insurance policy purchasing and manage our capital structure, including the issuance of debt and utilization of our other sources of capital, and to monitor our compliance with borrowing covenants. We believe that these non-GAAP financial measures provide information that is useful for investors to understand period-over-period operating results separate and apart from fair value items that may, or could, have a disproportionately positive or negative impact on results in any particular period.

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

In addition, our L Bonds and Series I Secured notes require us to maintain a “debt coverage ratio” designed to ensure that the expected cash flows from our portfolio of life insurance policies is able to adequately service our total outstanding indebtedness. In addition, our L Bonds requires us to maintain a “subordination ratio” which limits the total amount of indebtedness that can be issued senior in rank to the L Bonds and Series I Secured notes. These ratios are calculated using non-GAAP measures in the method described below, without regard to GAAP-based fair value measures.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
GAAP net income	$(2,250,000)	$(2,587,000)	$1,011,000	$(4,488,000)
Unrealized fair value gain (1)	(14,028,000)	(10,852,000)	(12,134,000)	(22,211,000)
Adjusted cost basis increase (2)	12,414,000	10,777,000	24,643,000	22,174,000
Accrual of unrealized actuarial gain (3)	7,974,000	7,822,000	12,216,000	15,127,000
Total adjusted non-GAAP income (4)	$4,110,000	$5,160,000	$25,736,000	$10,602,000

(1)	Reversal of unrealized fair value gain of life insurance policies for current period.
(2)	Adjusted cost basis is increased to include those acquisition and servicing expenses which are not capitalized by GAAP.
(3)	Accrual of actuarial gain at expected internal rate of return based on investment cost basis for the period.
(4)	We must maintain an annual positive consolidated net income, calculated on a non-GAAP basis, to maintain compliance with our revolving credit facility with DZ Bank/Autobahn.

Adjusted Non-GAAP Tangible Net Worth. Our revolving credit facility requires us to maintain a tangible net worth in excess of $45 million calculated on an adjusted non-GAAP basis. We calculate the adjusted tangible net worth by recognizing the actuarial gain accruing within our life insurance policies at the expected internal rate of return of the policies we own without regard to fair value. We net this actuarial gain against our costs during the same period to calculate our tangible net worth on a non-GAAP basis.

	As of June 30, 2015	As of December 31, 2014
GAAP net worth (1)	$24,076,000	$22,390,000
Less intangible assets (2)	(11,313,000)	(8,132,000)
GAAP tangible net worth	12,763,000	14,258,000
Unrealized fair value gain (3)	(166,807,000)	(154,672,000)
Adjusted cost basis increase (4)	163,466,000	147,673,000
Accrual of unrealized actuarial gain (5)	92,005,000	80,122,000
Total adjusted non-GAAP tangible net worth (6)	$101,427,000	$87,381,000

(1)	Includes termination of redeemable member’s interest prior to corporate conversion and preferred stock classified as temporary equity.
(2)	Unamortized portion of deferred financing costs and pre-paid insurance.
(3)	Reversal of cumulative unrealized fair value gain or loss of life insurance policies.
(4)	Adjusted cost basis is increased by acquisition and servicing expenses which are not capitalized under GAAP.
(5)	Accrual of cumulative actuarial gain at expected internal rate of return based on investment cost basis.
(6)	We must maintain a total adjusted non-GAAP tangible net worth of $45 million to maintain compliance with our revolving credit facility with DZ Bank/Autobahn.

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

	As of June 30, 2015	As of December 31, 2014
Weighted-average expected IRR (1)	11.24%	11.78%
Weighted-average revolving credit facility interest rate (2)	5.41%	6.24%
Excess spread (3)	5.83%	5.54%
Total weighted-average interest rate on indebtedness for borrowed money (4)	6.98%	7.24%
Total excess spread	4.26%	4.54%

(1)	This represents the weighted-average expected internal rate of return of the life insurance policies as of the measurement date based upon our investment cost basis of the insurance policies and the expected cash flows from the life insurance portfolio. Our investment cost basis is calculated as our cash investment in the life insurance policies, without regard to GAAP-based fair value measurements, and is set forth below:

Investment Cost Basis	As of June 30, 2015	As of December 31, 2014
GAAP fair value	$301,499,000	$282,883,000
Unrealized fair value gain (A)	(166,807,000)	(154,672,000)
Adjusted cost basis increase (B)	163,466,000	147,673,000
Investment cost basis (C)	$298,158,000	$275,884,000

	(A)	This represents the reversal of cumulative unrealized GAAP fair value gain of life insurance policies.
	(B)	Adjusted cost basis is increased to include those acquisition and servicing expenses that are not capitalized by GAAP.
	(C)	This is the full cash investment cost basis in life insurance policies from which our expected internal rate of return is calculated.
(2)	This is the weighted-average revolving credit relating to our revolving credit facility interest rate as of the measurement date.
(3)	We must maintain an excess spread of 2.00% relating to our revolving credit facility to maintain compliance under such facility.
(4)	Represents the weighted-average interest rate paid on all outstanding indebtedness as of the measurement date, determined as follows:

Outstanding Indebtedness	As of June 30, 2015	As of December 31, 2014
Revolving credit facility	$65,011,000	$72,161,000
Series I Secured notes	24,728,000	28,047,000
L Bonds	226,310,000	186,377,000
Total	$316,049,000	$286,585,000

Interest Rates on Indebtedness
Revolving credit facility	5.41%	6.24%
Series I Secured notes	8.49%	8.37%
L Bonds	7.27%	7.45%
Weighted-average interest rates on indebtedness	6.98%	7.24%

(5)	Calculated as the weighted-average expected IRR (1) minus the weighted-average interest rate on indebtedness for borrowed money (4).

Debt Coverage Ratio and Subordination Ratio. Our L Bonds and Series I Secured notes require us to maintain a “debt coverage ratio” of less than 90%. The “debt coverage ratio” is calculated by dividing the sum of our total indebtedness by the sum of our cash and cash equivalents and the net present value of the life insurance portfolio. The “subordination ratio” for our L Bonds is calculated by dividing the total indebtedness that is senior to L Bonds and Series I Secured notes by the sum of the company’s cash and cash equivalents and the net present value of the life insurance portfolio. The “subordination ratio” must be less than 50%. For purposes of both ratio calculations, the net present value of the life insurance portfolio is calculated using a discount rate equal to the weighted average interest rate of all indebtedness.

	As of June 30, 2015	As of December 31, 2014
Life insurance portfolio policy benefits	$806,274,000	$779,099,000
Discount rate of future cash flows	6.98%	7.24%
Net present value of Life insurance portfolio policy benefits	$369,937,000	$347,786,000
Cash and cash equivalents	46,121,000	34,959,000
Total Coverage	416,058,000	382,745,000

Revolving credit facility	65,011,000	72,161,000
Series I Secured notes	24,728,000	28,047,000
L Bonds	226,310,000	186,377,000
Total Indebtedness	$316,049,000	$286,585,000

Debt Coverage Ratio	75.96%	74.88%
Subordination Ratio	15.63%	18.85%

As of June 30, 2015, we were in compliance with both the debt coverage ratio and the subordination ratio as required under our related financing agreements for L Bonds and Series I Secured notes.

Our Portfolio

Our portfolio of life insurance policies, owned by our subsidiaries as of June 30, 2015, is summarized below:

Life Insurance Portfolio Summary

Total portfolio face value of policy benefits	$806,274,000
Average face value per policy	$2,567,000
Average face value per insured life	$2,819,000
Average age of insured (yrs.) *	82.9
Average life expectancy estimate (yrs.) *	6.56
Total number of policies	314
Number of unique lives	286
Demographics	68% Males; 32% Females
Number of smokers	4
Largest policy as % of total portfolio	1.24%
Average policy as % of total portfolio	0.32%
Average Annual Premium as % of face value	3.34%

*  Averages presented in the table are weighted averages.

Our portfolio of life insurance policies, owned by our subsidiaries as of June 30, 2015, organized by the insured’s current age and the associated policy benefits, is summarized below:

Distribution of Policy Benefits by Current Age of Insured

Min Age	Max Age	Policy Benefits	Weighted Average Life Expectancy (yrs.)	Distribution
90	94	$47,497,000	3.02	5.89%
85	89	236,573,000	4.83	29.34%
80	84	278,567,000	6.92	34.55%
75	79	190,793,000	8.30	23.67%
70	74	42,437,000	9.90	5.26%
66	69	10,407,000	7.07	1.29%
Total		$806,274,000	6.56	100.00%

Our portfolio of life insurance policies, owned by our subsidiaries as of June 30, 2015, organized by the insured’s current age and number of policies owned, is summarized below:

Distribution of Policies by Current Age of Insured

Min Age	Max Age	Policies	Weighted Average Life Expectancy (yrs.)	Distribution
90	94	22	3.02	7.01%
85	89	99	4.83	31.53%
80	84	103	6.92	32.79%
75	79	61	8.30	19.43%
70	74	20	9.90	6.37%
66	69	9	7.07	2.87%
Total		314	6.56	100.00%

Our portfolio of life insurance policies, owned by our subsidiaries as of June 30, 2015, organized by the insured’s estimated life expectancy estimates and associated policy benefits, is summarized below:

Distribution of Policy Benefits by Current Life Expectancies of Insured

Min LE (Months)	Max LE (Months)	Policy Benefits	Distribution
8	47	$145,242,000	18.01%
48	71	191,914,000	23.80%
72	95	244,522,000	30.33%
96	119	129,801,000	16.10%
120	143	54,793,000	6.80%
144	188	40,002,000	4.96%
Total		$806,274,000	100.00%

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

Our portfolio of life insurance policies, owned by our subsidiaries as of June 30, 2015, organized by the primary disease categories of the insured and associated policy benefits, is summarized below:

Distribution of Policy Benefits by Primary Disease Category

Primary Disease Category	Policy Benefits	Distribution
Cancer	$59,750,000	7.41%
Cardiovascular	145,121,000	18.00%
Cerebrovascular	24,462,000	3.03%
Dementia	59,699,000	7.40%
Diabetes	63,617,000	7.89%
Multiple	190,970,000	23.69%
Neurological Disorders	24,974,000	3.10%
No Disease	97,641,000	12.11%
Other	98,590,000	12.23%
Respiratory Diseases	41,450,000	5.14%
Total Policy Benefits	$806,274,000	100.00%

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

As of June 30, 2015, 91.1% of insurance companies in our portfolio hold an investment-grade rating by Standard & Poor’s (BBB- or better), and the face value of policy benefits issued by one life insurance company with in the portfolio was 14.06%. Of the 45 insurance companies that insure the policies we own, ten companies insure approximately 73.07% of total face value of insurance benefits and the remaining 35 insurance companies insure the remaining approximately 26.93% of total face value of insurance benefits. The concentration risk of our ten largest insurance company holdings as of June 30, 2015 is set forth in the table below.

Rank	Policy Benefits	Percentage of Policy Benefit Amt.	Insurance Company	Ins. Co. S&P Rating
1	$113,380,000	14.06%	AXA Equitable Life Insurance Company	A+
2	$95,939,000	11.90%	John Hancock Life Insurance Company (U.S.A)	AA-
3	$77,922,000	9.66%	Transamerica Life Insurance Company	AA-
4	$58,825,000	7.30%	Voya Retirement Insurance and Annuity Company	A
5	$58,769,000	7.29%	Jefferson-Pilot Life Insurance Company	AA-
6	$43,750,000	5.43%	Massachusetts Mutual Life Insurance Company	AA+
7	$41,750,000	5.18%	American General Life Insurance Company	A+
8	$34,546,000	4.28%	Metropolitan Life Insurance Company	AA-
9	$33,750,000	4.19%	West Coast Life Insurance Company	AA-
10	$30,500,000	3.78%	Pacific Life Insurance Company	A+

Life Insurance Portfolio Detail

(as of June 30, 2015)

	Face Amount	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
1	$4,000,000	Male	94	35.5	MetLife Investors USA Insurance Company	N/A
2	$1,100,000	Male	94	30.0	Voya Retirement Insurance and Annuity Company	A
3	$1,500,000	Female	94	33.4	Aviva Life Insurance Company	A-
4	$3,200,000	Male	94	28.1	West Coast Life Insurance Company	AA-
5	$1,000,000	Female	93	39.4	Transamerica Life Insurance Company	AA-
6	$264,000	Female	93	25.6	Lincoln Benefit Life Company	BBB+
7	$3,500,000	Male	92	41.3	Voya Retirement Insurance and Annuity Company	A
8	$250,000	Male	92	23.04	Transamerica Life Insurance Company	AA-
9	$3,000,000	Male	91	45.2	West Coast Life Insurance Company	AA-
10	$500,000	Male	91	15.2	John Hancock Life Insurance Company (U.S.A)	AA-
11	$5,000,000	Female	91	52.7	American General Life Insurance Company	A+
12	$2,000,000	Female	91	13.7	Pruco Life Insurance Company	AA-
13	$5,000,000	Female	91	32.5	John Hancock Life Insurance Company (U.S.A)	AA-
14	$300,000	Female	91	31.0	West Coast Life Insurance Company	AA-
15	$1,682,773	Female	90	51.0	Hartford Life and Annuity Insurance Company	BBB+
16	$5,000,000	Male	90	32.5	John Hancock Life Insurance Company (U.S.A)	AA-
17	$3,100,000	Female	90	34.1	Lincoln Benefit Life Company	BBB+
18	$1,500,000	Female	90	68.8	Jefferson-Pilot Life Insurance Company	AA-
19	$1,000,000	Male	90	24.5	State Farm Life Insurance Company	AA-
20	$3,000,000	Female	90	33.6	Jefferson-Pilot Life Insurance Company	AA-
21	$1,000,000	Male	90	8.3	Voya Retirement Insurance and Annuity Company	A
22	$600,000	Female	90	21.6	Columbus Life Insurance Company	AA
23	$1,000,000	Female	89	51.1	United of Omaha Life Insurance Company	AA-
24	$3,500,000	Female	89	56.7	John Hancock Life Insurance Company (U.S.A)	AA-
25	$2,500,000	Female	89	7.9	AXA Equitable Life Insurance Company	A+
26	$2,500,000	Female	89	7.9	AXA Equitable Life Insurance Company	A+
27	$5,000,000	Female	89	40.4	Voya Retirement Insurance and Annuity Company	A
28	$5,000,000	Female	89	18.2	Lincoln National Life Insurance Company	AA-
29	$715,000	Female	89	60.6	Jefferson-Pilot Life Insurance Company	AA-
30	$1,203,520	Male	89	44.3	Columbus Life Insurance Company	AA

	Face Amount	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
31	$1,350,000	Female	89	36.0	Jefferson-Pilot Life Insurance Company	AA-
32	$3,500,000	Female	89	41.3	Lincoln National Life Insurance Company	AA-
33	$5,000,000	Female	88	50.6	Massachusetts Mutual Life Insurance Company	AA+
34	$2,500,000	Female	88	48.2	American General Life Insurance Company	A+
35	$2,500,000	Male	88	39.9	Pacific Life Insurance Company	A+
36	$4,000,000	Female	88	72.3	Transamerica Life Insurance Company	AA-
37	$5,000,000	Male	88	53.6	AXA Equitable Life Insurance Company	A+
38	$1,103,922	Female	88	61.9	Sun Life Assurance Company of Canada (U.S.)	AA-
39	$1,500,000	Male	88	43.5	John Hancock Life Insurance Company (U.S.A)	AA-
40	$1,500,000	Male	88	43.5	John Hancock Life Insurance Company (U.S.A)	AA-
41	$1,000,000	Female	88	65.6	Transamerica Life Insurance Company	AA-
42	$250,000	Female	88	65.6	Transamerica Life Insurance Company	AA-
43	$1,050,000	Male	88	45.4	John Hancock Life Insurance Company (U.S.A)	AA-
44	$1,000,000	Male	88	55.3	AXA Equitable Life Insurance Company	A+
45	$500,000	Male	88	61.9	Lincoln National Life Insurance Company	AA-
46	$4,785,380	Female	88	45.4	John Hancock Life Insurance Company (U.S.A)	AA-
47	$1,803,455	Female	88	49.4	Metropolitan Life Insurance Company	AA-
48	$1,529,270	Female	88	49.4	Metropolitan Life Insurance Company	AA-
49	$800,000	Male	88	71.6	Lincoln National Life Insurance Company	AA-
50	$5,000,000	Male	88	52.5	John Hancock Life Insurance Company (U.S.A)	AA-
51	$2,225,000	Female	88	85.7	Transamerica Life Insurance Company	AA-
52	$357,014	Female	88	36.7	RiverSource Life Insurance Company	A+
53	$3,000,000	Female	88	82.0	Massachusetts Mutual Life Insurance Company	AA+
54	$1,500,000	Male	88	46.5	Union Central Life Insurance Company	A+
55	$3,000,000	Male	88	44.0	Jefferson-Pilot Life Insurance Company	AA-
56	$2,000,000	Male	88	47.3	John Hancock Life Insurance Company (U.S.A)	AA-
57	$396,791	Male	88	37.64	Lincoln National Life Insurance Company	AA-
58	$3,000,000	Male	88	33.26	American General Life Insurance Company	A+
59	$500,000	Female	87	68.2	Sun Life Assurance Company of Canada (U.S.)	AA-
60	$5,000,000	Female	87	34.8	Transamerica Life Insurance Company	AA-
61	$3,000,000	Male	87	50.4	Transamerica Life Insurance Company	AA-
62	$1,200,000	Male	87	75.3	Transamerica Life Insurance Company	AA-
63	$250,000	Male	87	72.4	Metropolitan Life Insurance Company	AA-
64	$6,000,000	Female	87	56.2	Sun Life Assurance Company of Canada (U.S.)	AA-
65	$3,000,000	Male	87	81.8	AXA Equitable Life Insurance Company	A+
66	$1,000,000	Female	87	35.7	New York Life Insurance Company	AA+
67	$10,000,000	Female	87	72.0	West Coast Life Insurance Company	AA-
68	$2,500,000	Male	87	48.3	Transamerica Life Insurance Company	AA-
69	$1,000,000	Female	87	51.1	West Coast Life Insurance Company	AA-
70	$2,000,000	Female	87	51.1	West Coast Life Insurance Company	AA-
71	$800,000	Male	87	55.7	National Western Life Insurance Company	A
72	$200,000	Male	87	48.8	Lincoln Benefit Life Company	BBB+
73	$4,445,467	Male	87	58.9	Penn Mutual Life Insurance Company	A+
74	$7,500,000	Male	87	50.6	Jefferson-Pilot Life Insurance Company	AA-

	Face Amount	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
75	$3,600,000	Female	87	57.9	AXA Equitable Life Insurance Company	A+
76	$5,000,000	Male	87	81.3	Lincoln National Life Insurance Company	AA-
77	$1,000,000	Female	87	27.7	John Hancock Life Insurance Company (U.S.A)	AA-
78	$4,513,823	Female	87	23.4	Aviva Life Insurance Company	A-
79	$100,000	Female	87	56.9	American General Life Insurance Company	A+
80	$100,000	Female	87	56.9	American General Life Insurance Company	A+
81	$2,000,000	Female	87	75.79	U.S. Financial Life Insurance Company	A+
82	$1,000,000	Male	86	61.1	John Hancock Life Insurance Company (U.S.A)	AA-
83	$2,000,000	Male	86	61.1	John Hancock Life Insurance Company (U.S.A)	AA-
84	$5,000,000	Male	86	49.2	Jefferson-Pilot Life Insurance Company	AA-
85	$1,365,000	Female	86	95.6	Transamerica Life Insurance Company	AA-
86	$1,000,000	Female	86	84.4	Voya Retirement Insurance and Annuity Company	A
87	$200,000	Female	86	86.9	Lincoln National Life Insurance Company	AA-
88	$1,000,000	Male	86	40.1	Massachusetts Mutual Life Insurance Company	AA+
89	$2,000,000	Male	86	84.6	Transamerica Life Insurance Company	AA-
90	$8,500,000	Male	86	81.2	Massachusetts Mutual Life Insurance Company	AA+
91	$1,000,000	Male	86	25.8	Transamerica Life Insurance Company	AA-
92	$500,000	Male	86	82.0	Metropolitan Life Insurance Company	AA-
93	$2,000,000	Male	86	61.8	Jefferson-Pilot Life Insurance Company	AA-
94	$347,211	Male	86	43.9	Prudential Life Insurance Company	AA-
95	$500,000	Female	86	55.2	Beneficial Life Insurance Company	N/A
96	$1,800,000	Male	86	53.3	John Hancock Variable Life Insurance Company	AA-
97	$4,000,000	Male	86	52.8	Metropolitan Life Insurance Company	AA-
98	$2,000,000	Male	86	96.7	Voya Retirement Insurance and Annuity Company	A
99	$2,000,000	Male	86	96.7	Voya Retirement Insurance and Annuity Company	A
100	$2,000,000	Male	86	96.7	Voya Retirement Insurance and Annuity Company	A
101	$1,500,000	Male	85	49.3	Transamerica Life Insurance Company	AA-
102	$3,750,000	Male	85	76.4	AXA Equitable Life Insurance Company	A+
103	$1,000,000	Male	85	60.1	John Hancock Life Insurance Company (U.S.A)	AA-
104	$2,000,000	Female	85	84.5	AXA Equitable Life Insurance Company	A+
105	$3,000,000	Female	85	83.3	Sun Life Assurance Company of Canada (U.S.)	AA-
106	$829,022	Female	85	24.9	Hartford Life and Annuity Insurance Company	BBB+
107	$1,500,000	Male	85	79.2	AXA Equitable Life Insurance Company	A+
108	$2,328,547	Male	85	44.6	Metropolitan Life Insurance Company	AA-
109	$2,000,000	Male	85	44.6	Metropolitan Life Insurance Company	AA-
110	$5,000,000	Male	85	88.9	Voya Retirement Insurance and Annuity Company	A
111	$1,500,000	Male	85	49.3	Voya Retirement Insurance and Annuity Company	A
112	$1,500,000	Male	85	49.3	Voya Retirement Insurance and Annuity Company	A
113	$3,000,000	Female	85	70.9	Transamerica Life Insurance Company	AA-
114	$5,000,000	Male	85	73.2	Voya Retirement Insurance and Annuity Company	A
115	$1,000,000	Male	85	47.4	John Hancock Life Insurance Company (U.S.A)	AA-
116	$4,000,000	Female	85	50.5	Voya Retirement Insurance and Annuity Company	A
117	$5,000,000	Female	85	92.2	American General Life Insurance Company	A+
118	$2,000,000	Male	85	63.8	AXA Equitable Life Insurance Company	A+
119	$1,750,000	Male	85	63.8	AXA Equitable Life Insurance Company	A+
120	$2,000,000	Male	85	35.0	Transamerica Life Insurance Company	AA-

	Face Amount	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
121	$1,425,000	Male	85	80.31	John Hancock Life Insurance Company (U.S.A)	AA-
122	$5,000,000	Female	84	100.4	AXA Equitable Life Insurance Company	A+
123	$1,000,000	Female	84	83.0	John Hancock Life Insurance Company (U.S.A)	AA-
124	$6,000,000	Female	84	110.3	American General Life Insurance Company	A+
125	$1,500,000	Female	84	108.4	Lincoln Benefit Life Company	BBB+
126	$750,000	Male	84	88.91	West Coast Life Insurance Company	AA-
127	$4,000,000	Male	84	37.2	John Hancock Life Insurance Company (U.S.A)	AA-
128	$1,000,000	Male	84	78.4	John Hancock Life Insurance Company (U.S.A)	AA-
129	$2,000,000	Female	84	98.1	Lincoln Benefit Life Company	BBB+
130	$1,000,000	Male	84	54.2	Voya Retirement Insurance and Annuity Company	A
131	$5,000,000	Male	84	74.8	Jefferson-Pilot Life Insurance Company	AA-
132	$2,700,000	Male	84	61.7	John Hancock Life Insurance Company (U.S.A)	AA-
133	$2,400,000	Male	84	37.9	Genworth Life Insurance Company	BBB-
134	$7,600,000	Female	84	98.8	Transamerica Life Insurance Company	AA-
135	$2,500,000	Female	84	64.7	American General Life Insurance Company	A+
136	$2,500,000	Male	84	59.5	AXA Equitable Life Insurance Company	A+
137	$3,000,000	Male	84	59.5	Lincoln National Life Insurance Company	AA-
138	$500,000	Male	84	41.6	Genworth Life Insurance Company	BBB-
139	$3,000,000	Female	84	43.7	AXA Equitable Life Insurance Company	A+
140	$1,703,959	Male	84	67.5	Jefferson-Pilot Life Insurance Company	AA-
141	$500,000	Male	84	18.8	Great Southern Life Insurance Company	N/A
142	$1,000,000	Male	84	58.1	Hartford Life and Annuity Insurance Company	BBB+
143	$3,500,000	Female	84	107.2	Lincoln Benefit Life Company	BBB+
144	$10,000,000	Female	84	59.05	American National Insurance Company	A
145	$500,000	Male	84	25.82	West Coast Life Insurance Company	AA-
146	$5,000,000	Male	83	65.9	AXA Equitable Life Insurance Company	A+
147	$500,000	Male	83	100.7	Metropolitan Life Insurance Company	AA-
148	$2,000,000	Male	83	40.3	National Life Insurance Company	A
149	$3,000,000	Male	83	41.3	U.S. Financial Life Insurance Company	A+
150	$2,147,816	Female	83	120.2	John Hancock Life Insurance Company (U.S.A)	AA-
151	$4,200,000	Female	83	118.3	Transamerica Life Insurance Company	AA-
152	$1,900,000	Male	83	66.5	American National Insurance Company	A
153	$500,000	Male	83	46.6	New York Life Insurance Company	AA+
154	$500,000	Male	83	46.6	New York Life Insurance Company	AA+
155	$5,000,000	Male	83	73.7	AXA Equitable Life Insurance Company	A+
156	$385,000	Male	83	74.6	Metropolitan Life Insurance Company	AA-
157	$500,000	Male	83	74.6	Metropolitan Life Insurance Company	AA-
158	$250,000	Male	83	33.1	Jackson National Life Insurance Company	AA
159	$1,500,000	Male	83	76.5	Jefferson-Pilot Life Insurance Company	AA-
160	$3,500,000	Female	83	88.6	AXA Equitable Life Insurance Company	A+
161	$3,000,000	Female	83	93.9	MetLife Investors USA Insurance Company	N/A
162	$750,000	Male	83	82.39	John Hancock Life Insurance Company (U.S.A)	AA-
163	$4,500,000	Male	83	74.3	AXA Equitable Life Insurance Company	A+
164	$250,000	Male	83	52.9	Transamerica Life Insurance Company	AA-

	Face Amount	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
165	$2,275,000	Male	83	93.8	Voya Retirement Insurance and Annuity Company	A
166	$10,000,000	Male	83	79.7	AXA Equitable Life Insurance Company	A+
167	$2,000,000	Male	83	86.0	Pacific Life Insurance Company	A+
168	$3,500,000	Male	83	72.9	AXA Equitable Life Insurance Company	A+
169	$6,217,200	Female	83	106.2	Phoenix Life Insurance Company	B+
170	$3,000,000	Male	83	61.5	Metropolitan Life Insurance Company	AA-
171	$1,500,000	Male	83	26.1	Pacific Life Insurance Company	A+
172	$2,000,000	Female	83	98.0	Jefferson-Pilot Life Insurance Company	AA-
173	$3,000,000	Male	82	69.2	Protective Life Insurance Company	AA-
174	$1,500,000	Male	82	69.2	American General Life Insurance Company	A+
175	$2,000,000	Female	82	117.1	Transamerica Life Insurance Company	AA-
176	$3,500,000	Female	82	92.6	Jefferson-Pilot Life Insurance Company	AA-
177	$1,000,000	Male	82	69.4	Lincoln National Life Insurance Company	AA-
178	$1,500,000	Male	82	58.5	Pacific Life Insurance Company	A+
179	$5,000,000	Male	82	111.0	American General Life Insurance Company	A+
180	$250,000	Male	82	150.5	Voya Retirement Insurance and Annuity Company	A
181	$5,000,000	Female	82	76.6	Sun Life Assurance Company of Canada (U.S.)	AA-
182	$1,995,000	Female	82	80.9	Transamerica Life Insurance Company	AA-
183	$4,000,000	Male	82	57.4	Jefferson-Pilot Life Insurance Company	AA-
184	$1,250,000	Female	82	61.5	Columbus Life Insurance Company	AA
185	$10,000,000	Male	82	81.9	New York Life Insurance Company	AA+
186	$2,300,000	Male	82	22.5	American General Life Insurance Company	A+
187	$2,500,000	Female	82	72.5	Voya Retirement Insurance and Annuity Company	A
188	$5,000,000	Female	82	57.6	Massachusetts Mutual Life Insurance Company	AA+
189	$5,000,000	Male	82	76.5	Transamerica Life Insurance Company	AA-
190	$2,000,000	Male	82	72.2	Ohio National Life Assurance Corporation	AA-
191	$1,000,000	Male	82	72.2	Ohio National Life Assurance Corporation	AA-
192	$350,000	Male	82	37.2	Reassure America Life Insurance Company	AA
193	$5,000,000	Male	82	84.44	Jefferson-Pilot Life Insurance Company	AA-
194	$5,000,000	Male	81	94.1	AXA Equitable Life Insurance Company	A+
195	$8,000,000	Male	81	86.7	AXA Equitable Life Insurance Company	A+
196	$550,000	Male	81	105.8	Genworth Life Insurance Company	BBB-
197	$1,680,000	Female	81	70.8	AXA Equitable Life Insurance Company	A+
198	$1,000,000	Female	81	99.0	Jefferson-Pilot Life Insurance Company	AA-
199	$1,250,000	Male	81	103.2	Metropolitan Life Insurance Company	AA-
200	$1,000,000	Male	81	68.2	AXA Equitable Life Insurance Company	A+
201	$1,250,000	Female	81	77.0	Principal Life Insurance Company	A+
202	$1,000,000	Male	81	59.2	AXA Equitable Life Insurance Company	A+
203	$3,000,000	Male	81	101.4	John Hancock Life Insurance Company (U.S.A)	AA-
204	$2,000,000	Male	81	42.8	Jefferson-Pilot Life Insurance Company	AA-
205	$1,750,000	Male	81	85.7	AXA Equitable Life Insurance Company	A+
206	$5,000,000	Male	81	75.3	AXA Equitable Life Insurance Company	A+
207	$300,000	Female	81	76.2	Hartford Life and Annuity Insurance Company	BBB+
208	$250,000	Male	81	82.8	American General Life Insurance Company	A+
209	$2,502,000	Male	81	154.5	Transamerica Life Insurance Company	AA-
210	$10,000,000	Male	81	116.5	John Hancock Life Insurance Company (U.S.A)	AA-

	Face Amount	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
211	$1,210,000	Male	81	68.75	Lincoln National Life Insurance Company	AA-
212	$3,000,000	Female	81	109.1	West Coast Life Insurance Company	AA-
213	$7,000,000	Male	81	89.53	Genworth Life Insurance Company	BBB-
214	$3,000,000	Male	80	154.4	Metropolitan Life Insurance Company	AA-
215	$2,000,000	Male	80	30.4	Metropolitan Life Insurance Company	AA-
216	$6,000,000	Male	80	127.1	AXA Equitable Life Insurance Company	A+
217	$320,987	Female	80	109.2	John Hancock Life Insurance Company (U.S.A)	AA-
218	$130,000	Male	80	54.0	Genworth Life Insurance Company	BBB-
219	$1,000,000	Male	80	128.1	Empire General Life Assurance Corporation	AA-
220	$2,000,000	Female	80	92.6	Pacific Life Insurance Company	A+
221	$2,000,000	Female	80	91.1	Transamerica Life Insurance Company	AA-
222	$3,000,000	Male	80	114.9	Principal Life Insurance Company	A+
223	$200,000	Male	80	49.65	Prudential Life Insurance Company	AA-
224	$500,000	Male	80	51.25	Transamerica Life Insurance Company	AA-
225	$3,000,000	Male	79	45.9	Pacific Life Insurance Company	A+
226	$3,000,000	Male	79	45.9	Minnesota Life Insurance Company	A+
227	$3,000,000	Male	79	45.9	Prudential Life Insurance Company	AA-
228	$3,000,000	Male	79	94.7	Voya Retirement Insurance and Annuity Company	A
229	$5,000,000	Male	79	82.6	Pacific Life Insurance Company	A+
230	$5,000,000	Male	79	82.6	Pacific Life Insurance Company	A+
231	$4,000,000	Male	79	84.6	Jefferson-Pilot Life Insurance Company	AA-
232	$3,601,500	Male	79	98.5	Transamerica Life Insurance Company	AA-
233	$1,000,000	Male	79	100.9	Sun Life Assurance Company of Canada (U.S.)	AA-
234	$5,000,000	Male	79	134.0	Principal Life Insurance Company	A+
235	$5,000,000	Male	79	94.8	John Hancock Life Insurance Company (U.S.A)	AA-
236	$7,000,000	Male	79	90.4	Lincoln Benefit Life Company	BBB+
237	$476,574	Male	79	76.4	Transamerica Life Insurance Company	AA-
238	$2,250,000	Male	79	98.9	Massachusetts Mutual Life Insurance Company	AA+
239	$4,300,000	Female	79	114.2	American National Insurance Company	A
240	$1,000,000	Female	79	128.6	John Hancock Life Insurance Company (U.S.A)	AA-
241	$6,000,000	Male	79	111.8	AXA Equitable Life Insurance Company	A+
242	$5,000,000	Female	79	121.4	Voya Retirement Insurance and Annuity Company	A
243	$750,000	Male	79	74.0	Lincoln National Life Insurance Company	AA-
244	$3,000,000	Male	79	100.3	Principal Life Insurance Company	A+
245	$5,000,000	Male	78	123.5	Jefferson-Pilot Life Insurance Company	AA-
246	$5,000,000	Male	78	83.1	John Hancock Life Insurance Company (U.S.A)	AA-
247	$500,000	Male	78	71.4	John Hancock Life Insurance Company (U.S.A)	AA-
248	$5,000,000	Male	78	93.4	John Hancock Life Insurance Company (U.S.A)	AA-
249	$1,009,467	Male	78	63.2	John Hancock Life Insurance Company (U.S.A)	AA-
250	$4,000,000	Male	78	54.0	MetLife Investors USA Insurance Company	N/A
251	$2,500,000	Male	78	92.5	Massachusetts Mutual Life Insurance Company	AA+
252	$2,500,000	Male	78	92.5	Massachusetts Mutual Life Insurance Company	AA+
253	$5,000,000	Male	78	60.8	John Hancock Life Insurance Company (U.S.A)	AA-
254	$500,000	Female	78	121.3	Columbus Life Insurance Company	AA

	Face Amount	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
255	$775,000	Male	78	129.4	Lincoln National Life Insurance Company	AA-
256	$3,750,000	Male	78	63.2	AXA Equitable Life Insurance Company	A+
257	$1,000,000	Male	78	115.3	Metropolitan Life Insurance Company	AA-
258	$5,000,000	Male	78	187.8	West Coast Life Insurance Company	AA-
259	$2,000,000	Female	78	61.19	Transamerica Life Insurance Company	AA-
260	$1,000,000	Male	77	119.9	Metropolitan Life Insurance Company	AA-
261	$2,840,000	Male	77	103.9	Transamerica Life Insurance Company	AA-
262	$1,000,000	Female	77	80.5	John Hancock Life Insurance Company (U.S.A)	AA-
263	$1,750,000	Male	77	67.4	John Hancock Life Insurance Company (U.S.A)	AA-
264	$5,000,000	Male	77	108.9	Transamerica Life Insurance Company	AA-
265	$600,000	Male	77	89.89	Protective Life Insurance Company	AA-
266	$3,000,000	Male	76	103.9	Prudential Life Insurance Company	AA-
267	$3,000,000	Male	76	110.3	Protective Life Insurance Company	AA-
268	$2,000,000	Female	76	126.3	Aviva Life Insurance Company	A-
269	$4,000,000	Male	76	73.0	Massachusetts Mutual Life Insurance Company	AA+
270	$7,000,000	Female	76	129.3	Pacific Life Insurance Company	A+
271	$2,000,000	Male	76	113.0	Genworth Life Insurance Company	BBB-
272	$1,000,000	Male	76	89.5	Pacific Life Insurance Company	A+
273	$2,000,000	Male	76	126.3	Transamerica Life Insurance Company	AA-
274	$150,000	Male	76	112.5	Genworth Life Insurance Company	BBB-
275	$490,620	Male	76	92.63	Ameritas Life Insurance Corporation	A+
276	$5,000,000	Male	76	65.26	West Coast Life Insurance Company	AA-
277	$5,000,000	Male	75	156.1	Prudential Life Insurance Company	AA-
278	$3,000,000	Male	75	61.4	Aviva Life Insurance Company	A-
279	$200,000	Male	75	76.6	Voya Retirement Insurance and Annuity Company	A
280	$3,000,000	Male	75	121.0	John Hancock Life Insurance Company (U.S.A)	AA-
281	$5,000,000	Male	75	149.7	Massachusetts Mutual Life Insurance Company	AA+
282	$5,000,000	Male	75	149.7	Massachusetts Mutual Life Insurance Company	AA+
283	$8,000,000	Male	75	110.4	Metropolitan Life Insurance Company	AA-
284	$5,000,000	Male	75	37.7	Lincoln Benefit Life Company	BBB+
285	$850,000	Male	75	74.0	New York Life Insurance Company	AA+
286	$4,000,000	Female	74	151.4	American General Life Insurance Company	A+
287	$300,000	Male	74	21.1	Lincoln National Life Insurance Company	AA-
288	$2,000,000	Male	74	106.4	American General Life Insurance Company	A+
289	$10,000,000	Female	74	147.9	Voya Retirement Insurance and Annuity Company	A
290	$3,000,000	Female	74	123.5	General American Life Insurance Company	AA-
291	$500,000	Male	73	42.8	Midland National Life Insurance Company	A+
292	$3,000,000	Male	73	82.3	AXA Equitable Life Insurance Company	A+
293	$500,000	Male	72	135.4	Ameritas Life Insurance Corporation	A+
294	$370,000	Male	72	135.4	Ameritas Life Insurance Corporation	A+
295	$2,500,000	Male	72	106.1	American General Life Insurance Company	A+
296	$1,167,000	Male	72	33.9	Transamerica Life Insurance Company	AA-
297	$1,500,000	Male	72	120.9	Metropolitan Life Insurance Company	AA-
298	$3,000,000	Male	71	84.9	John Hancock Life Insurance Company (U.S.A)	AA-
299	$2,000,000	Male	71	111.5	New York Life Insurance Company	AA+
300	$2,000,000	Male	71	111.5	New York Life Insurance Company	AA+

	Face Amount	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
301	$2,500,000	Male	71	126.9	Lincoln National Life Insurance Company	AA-
302	$2,500,000	Male	71	126.9	John Hancock Life Insurance Company (U.S.A)	AA-
303	$600,000	Male	71	94.9	AXA Equitable Life Insurance Company	A+
304	$500,000	Male	70	102.6	Transamerica Life Insurance Company	AA-
305	$500,000	Male	70	102.6	North American Company for Life And Health Insurance	A+
306	$2,000,000	Male	68	124.2	Transamerica Life Insurance Company	AA-
307	$1,000,000	Male	68	124.2	Genworth Life Insurance Company	BBB-
308	$1,000,000	Male	68	71.2	Protective Life Insurance Company	AA-
309	$2,000,000	Male	68	58.2	MetLife Investors USA Insurance Company	N/A
310	$2,000,000	Male	68	58.2	MetLife Investors USA Insurance Company	N/A
311	$156,538	Female	67	117.0	New York Life Insurance Company	AA+
312	$1,000,000	Male	66	55.5	Lincoln National Life Insurance Company	AA-
313	$1,000,000	Male	66	89.1	Transamerica Life Insurance Company	AA-
314	$250,000	Male	66	176.3	Prudential Life Insurance Company	AA-
	806,273,856

(1)	The insured’s age is current as of the measurement date.
(2)	The insured’s life expectancy estimate, other than for a small face value insurance policy benefit, is the average of two life expectancy estimates provided by independent third-party medical actuarial underwriting firms actuarially adjusted through the measurement date.

ITEM 4.	CONTROLS AND PROCEDURES.

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

As of June 30, 2015, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective.

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

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2015 based on criteria for effective control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), 2013 framework in “Internal Control—Integrated Framework.” Based on this assessment, our management concluded that, as of the evaluation date, we maintained effective internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit
3.1	Bylaws, as amended to and including June 2, 2015 (filed herewith).
10.1

Second Amended and Restated Credit and Security Agreement with DZ Bank AG Deutsche

Zentral-Genossenschaftsbank (as agent), and Autobahn Funding Company LLC (as lender), dated effective May 11, 2015 (incorporated by reference to Post-Effective Amendment No. 3 to Form S-1 Registration Statement filed on May 15, 2015 (File No. 333-197227)).

10.2	Amended and Restated Performance Guaranty of GWG Holdings, LLC dated May 11, 2015, delivered in favor of DZ Bank AG Deutsche Zentral-Genossenschaftsbank (as agent), and Autobahn Funding Company LLC (as lender) (incorporated by reference to Post-Effective Amendment No. 3 to Form S-1 Registration Statement filed on May 15, 2015 (File No. 333-197227)).
10.3	GWG Holdings, Inc. 2013 Stock Incentive Plan, amended and restated as of June 1, 2015 (incorporated by reference to Appendix A to our Definitive Proxy Statement for the 2015 Annual Meeting filed on April 30, 2015).
31.1	Section 302 Certification of the Chief Executive Officer (filed herewith).
31.2	Section 302 Certification of the Chief Financial Officer (filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ( filed herewith ).
99.1	Letter from Model Actuarial Pricing Systems, dated July 29, 2015 (filed herewith).
101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Schema Document (filed herewith).
101.CAL	XBRL Calculation Linkbase Document (filed herewith).
101.DEF	XBRL Definition Linkbase Document (filed herewith).
101.LAB	XBRL Label Linkbase Document (filed herewith).
101.PRE	XBRL Presentation Linkbase Document (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GWG HOLDINGS, INC.

Date: August 13, 2015	By:	/s/ Jon R. Sabes
Chief Executive Officer

Date: August 13, 2015	By:	/s/ William B. Acheson
Chief Financial Officer

