Form 10-Q
period 2015-09-30
GWG Holdings, Inc.
filed 2015-11-13
CIK 1522690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of November 12, 2015, GWG Holdings, Inc. had 5,941,790 shares of common stock outstanding.

GWG HOLDINGS, INC.

Index to Form 10-Q

for the Quarter Ended September 30, 2015

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(unaudited)
A S S E T S
Cash and cash equivalents	$28,452,673	$30,662,704
Restricted cash	7,271,560	4,296,053
Policy benefits receivable	357,014	1,750,000
Investment in life settlements, at fair value	329,562,250	282,883,010
Other assets	5,882,723	3,478,762
TOTAL ASSETS	$371,526,220	$323,070,529

L I A B I L I T I E S & S T O C K H O L D E R S’ E Q U I T Y
LIABILITIES
Revolving credit facility	$65,011,048	$72,161,048
Series I Secured Notes	23,566,913	27,616,578
L Bonds	243,126,585	182,782,884
Interest payable	11,377,385	11,128,519
Accounts payable and accrued expenses	3,063,995	1,718,009
Deferred taxes, net	4,608,650	5,273,555
TOTAL LIABILITIES	350,754,576	300,680,593

STOCKHOLDERS’ EQUITY
CONVERTIBLE PREFERRED STOCK
(par value $0.001; shares authorized 40,000,000; shares outstanding 2,756,549 and 2,738,966; liquidation preference of $20,674,000 and $20,542,000, respectively)	20,623,541	20,527,866
COMMON STOCK
Common stock (par value $0.001: shares authorized 210,000,000; shares issued and outstanding is 5,941,790 and 5,870,193 on September 30, 2015 and December 31, 2014, respectively)	5,942	5,870
Additional paid-in capital	17,163,249	16,257,686
Accumulated deficit	(17,021,088)	(14,401,486)
TOTAL STOCKHOLDERS’ EQUITY	20,771,644	22,389,936

TOTAL LIABILITIES & EQUITY	$371,526,220	$323,070,529

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

 GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
REVENUE
Gain on life settlements, net	$8,189,261	$5,118,423	$33,446,556	$16,119,517
Interest and other income	93,841	10,229	233,516	23,975
TOTAL REVENUE	8,283,102	5,128,652	33,680,072	16,143,492

EXPENSES
Employee compensation and benefits	2,308,246	1,376,710	6,180,886	3,524,274
Legal and professional fees	822,077	760,130	1,988,261	1,627,769
Interest expense	8,650,149	6,796,736	23,149,030	19,731,327
Other expenses	2,231,341	1,453,367	5,646,402	3,277,850
TOTAL EXPENSES	14,011,813	10,386,943	36,964,579	28,161,220

LOSS BEFORE INCOME TAXES	(5,728,711)	(5,258,291)	(3,284,507)	(12,017,728)
INCOME TAX BENEFIT	(2,097,633)	(1,858,100)	(664,905)	(4,129,670)

NET LOSS	$(3,631,078)	$(3,400,191)	$(2,619,602)	$(7,888,058)

(Income) loss attributable to preferred shareholders	343,644	(117,674)	1,041,648	(344,658)
LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,287,434)	$(3,517,865)	$(1,577,954)	$(8,232,716)
NET LOSS PER SHARE
Basic	$(0.55)	$(0.76)	$(0.27)	$(1.80)
Diluted	$(0.55)	$(0.76)	$(0.27)	$(1.80)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,937,320	4,633,097	5,894,956	4,579,920
Diluted	5,937,320	4,633,097	5,894,956	4,579,920

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,631,078)	$(3,400,191)	$(2,619,602)	$(7,888,058)
Adjustments to reconcile net loss to net cash flows from operating activities:
Gain on life settlements	(14,516,881)	(8,761,912)	(26,651,363)	(30,973,250)
Amortization of deferred financing and issuance costs	1,933,776	863,217	1,891,772	2,570,881
Deferred income taxes	(1,916,686)	(1,858,100)	(664,905)	(4,129,670)
Convertible, redeemable preferred stock dividends payable	173,993	186,182	509,225	575,513
(Increase) decrease in operating assets:
Policy benefits receivable	2,142,986	300,000	1,392,986	-
Other assets	(417,990)	(1,147,221)	(774,539)	(2,096,140)
Increase in operating liabilities:
Accounts payable and accrued expenses	2,534,269	490,496	3,836,715	3,658,659

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(13,697,611)	(13,327,529)	(23,079,711)	(38,282,065)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	(13,626,842)	(680,000)	(23,850,860)	(11,559,435)
Proceeds from settlement of life settlements	80,000	930,625	3,822,983	999,125
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(13,546,842)	250,625	(20,027,877)	(10,560,310)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of revolving credit facility	-	-	(7,150,000)	-
Payments for redemption of Series I Secured Notes	(890,586)	(509,004)	(4,508,130)	(2,047,928)
Proceeds from issuance of L Bonds	37,122,127	15,281,809	87,620,483	48,516,296
Payments for redemption and issuance of L Bonds	(19,363,047)	(4,494,383)	(32,376,104)	(13,816,794)
Proceeds (payments) from restricted cash	651,630	665,699	(2,975,507)	3,688,236
Issuance of common stock	-	9,030,000	582,000	9,030,000
Payments for redemption of preferred stock	(21,187)	(445,183)	(295,185)	(465,239)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	17,498,937	19,528,938	40,897,557	44,904,571

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,745,516)	6,452,034	(2,210,031)	(3,937,804)

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	38,198,189	23,059,955	30,662,704	33,449,793
END OF PERIOD	$28,452,673	$29,511,989	$28,452,673	$29,511,989

 The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$5,385,000	$5,095,000	$18,529,000	$12,877,000
Premiums paid	$6,603,000	$5,692,000	$19,069,000	$17,059,000
Stock-based compensation	$176,000	$44,000	$208,000	$116,000
NON-CASH INVESTING AND FINANCING ACTIVITIES
Series I Secured Notes:
Conversion of accrued interest and commissions payable to principal	$61,000	$47,000	$188,000	$152,000
L Bonds:
Conversion of accrued interest and commission payable to principal	$491,000	$133,000	$929,000	$415,000
Convertible, redeemable preferred stock
Conversion to common stock	$87,000	$4,957,000	$116,000	$4,957,000
Conversion of dividends payable	$172,000	$192,000	$507,000	$573,000
Accretion of convertible, redeemable preferred stock to redemption value	$-	$118,000	$-	$345,000
Investment in life settlements included in accounts payable	$559,000	$-	$559,000	$-

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred Stock	Preferred	Common	Common Stock	Additional Paid-in	Accumulated	Total
	Shares	Stock	Shares	(par)	Capital	Deficit	Equity

Balance, December 31, 2013	-	$-	4,562,000	$4,562	$2,942,000	$(8,438,577)	$(5,492,015)

Net loss	-	-	-	-	-	(5,962,909)	(5,962,909)

Issuance of common stock	-	-	800,000	800	8,642,990	-	8,643,790

Series A Preferred Stock conversion	-	-	508,193	508	4,956,591	-	4,957,099

Reclassification of preferred stock from temporary equity to permanent equity due to initial public offering (*)	2,710,214	20,326,605	-	-	-	-	20,326,605

Issuance of preferred stock	28,752	201,261	-	-	-	-	201,261

Issuance of stock options	-	-	-	-	122,412	-	122,412

Extension of warrants	-	-	-	-	47,120	-	47,120

Accretion of preferred stock to liquidation value	-	-	-	-	(453,427)	-	(453,427)
Balance, December 31, 2014	2,738,966	$20,527,866	5,870,193	$5,870	$16,257,686	$(14,401,486)	$22,389,936

Net income						(2,619,602)	(2,619,602)

Issuance of common stock	-	-	60,000	60	581,940	-	582,000

Series A Preferred Stock conversion to common stock	(15,463)	(115,973)	11,597	12	115,961	-	-

Issuance of preferred stock	33,046	211,648	-	-	-	-	211,648

Issuance of stock options	-	-	-	-	207,662	-	207,662

Balance, September 30, 2015	2,756,549	$20,623,541	5,941,790	$5,942	$17,163,249	$(17,021,088)	$20,771,644

*	Subject to the terms of the Certificate of Designation for Series A Convertible Preferred Stock, the listing of our common stock on The Nasdaq Capital Market on September 25, 2014 resulted in the termination of a redemption right in favor of the holders of such preferred stock. Preferred stock that is not redeemable by a stockholder is treated as stockholders’ equity as shown in the table above.

 The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1)	Nature of business and summary of significant accounting policies

Nature of business - GWG Holdings, Inc. (GWG Holdings) and subsidiaries, located in Minneapolis, Minnesota, purchases life insurance policies for its own investment portfolio through its wholly owned subsidiaries, GWG Life, LLC (GWG Life) and GWG Life USA, LLC (GWG Life USA), and GWG Life’s own subsidiaries, GWG Trust (Trust), GWG DLP Funding II, LLC (DLP II) and its wholly owned subsidiary, GWG DLP Master Trust II (the Trust II), and GWG DLP Funding III, LLC (DLP III). All of these entities are legally organized in Delaware. Unless the context otherwise requires or we specifically so indicate, all references in this report to "we", "us", "our", "our Company", "GWG", or the "Company" refer to these entities collectively. References to particular entities, such as “GWG Holdings” or “GWG Life”, are meant to refer only to the particular entity referenced.

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

Deposits and initial direct costs advanced on unsettled policy acquisitions are recorded as other assets until policy ownership has been transferred to the Company. Such deposits and direct cost advances were $31,000 and $27,000 at September 30, 2015 and December 31, 2014, respectively.

Deferred financing and issuance costs – Costs incurred to obtain financing under the revolving credit facility, as described in note 5, have been capitalized and are amortized using the straight-line method over the term of the revolving credit facility. Amortization of deferred financing costs was $457,000 and $89,000 for the three-month periods ended September 30, 2015 and 2014, and $757,000 and $268,000 for the nine-month periods ended September 30, 2015 and 2014, respectively. Future amortization is expected to be $1,096,000 for the next seven months ending April 30, 2016.  The Series I Secured Notes, as described in note 6, are reported net of issuance costs, sales commissions and other direct expenses, which are amortized using the interest method over the term of each respective borrowing. The L Bonds, as described in note 7, are reported net of issuance costs, sales commissions and other direct expenses, which are amortized using the interest method over the term of each respective borrowing. The Series A Preferred Stock, as described in note 8, was also reported net of issuance costs, sales commissions, including the fair value of warrants issued, and other direct expenses, which were amortized into additional paid-in-capital over the three-year redemption period. As of December 31, 2014, all of these costs had been fully amortized.

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

Recently adopted pronouncements - On April 7, 2015 the FASB issued Accounting Standards Update (ASU) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” as part of its simplification initiative. The ASU changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. For public business entities, the guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. For entities other than public business entities, the guidance is effective for fiscal years beginning after December 15, 2015, and interim periods beginning after December 15, 2016. Early adoption is allowed for all entities for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted). The impact of the new ASU on the Company’s balance sheet would be a reduction of approximately $3,195,000 to assets and a corresponding reduction to liabilities. There would be no impact on the Company’s statements of operations.

(2)	Restrictions on cash

The Company is required by its lenders to maintain collection and escrow accounts. These accounts are used to fund the acquisition, pay annual premiums of insurance policies, pay interest and other charges under the revolving credit facility, and collect policy benefits. DZ Bank AG, as agent for Autobahn Funding Company, LLC, the lender for the revolving credit facility as described in note 5, authorizes the disbursements from these accounts. At September 30, 2015 and December 31, 2014, there was a balance of $7,272,000, and $4,296,000, respectively, maintained in these restricted cash accounts.

(3)	Investment in life insurance policies

The life insurance policies (Level 3 fair value measurements) are valued based on unobservable inputs that are significant to the overall fair value measurement. Changes in the fair value of these instruments are recorded in gain or loss on life insurance policies in the consolidated statements of operations (net of the cash premiums paid on the policies). The fair value is determined on a discounted cash flow basis that incorporates life expectancy assumptions.  Life expectancy reports have been obtained from widely accepted life expectancy providers. The discount rate incorporates current information about discount rates applied by other reporting companies owning portfolios of life insurance policies, discount rates observed in the secondary market, market interest rates, the credit exposure to the insurance company that issued the life insurance policy and management’s estimate of the risk premium a purchaser would require to receive the future cash flows derived from our portfolio of life insurance policies. As a result of management’s analysis, discount rates of 11.07% and 11.43% were applied to the portfolio as of September 30, 2015 and December 31, 2014, respectively.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A summary of the Company’s life insurance policies accounted for under the fair value method and their estimated maturity dates, based on remaining life expectancy is as follows:

	As of September 30, 2015			As of December 31, 2014
Years Ending December 31,	Number of Contracts	Estimated Fair Value	Face Value	Number of Contracts	Estimated Fair Value	Face Value
2015	-	$-	$-	3	$5,063,000	$6,000,000
2016	5	7,399,000	8,500,000	7	8,144,000	11,550,000
2017	14	14,484,000	19,557,000	17	21,916,000	35,542,000
2018	26	39,188,000	63,114,000	30	41,994,000	76,206,000
2019	50	55,126,000	109,625,000	45	47,303,000	106,973,000
2020	47	52,173,000	111,187,000	41	43,429,000	102,614,000
2021	51	47,957,000	129,006,000	36	29,789,000	90,921,000
Thereafter	150	113,235,000	437,893,000	112	85,245,000	349,293,000
Totals	343	329,562,000	878,882,000	291	$282,883,000	$779,099,000

The Company realized policy benefits of $357,000 and $3,000,000 during the three-month periods ended September 30, 2015 and 2014, respectively, related to policies with a carrying value of $80,000 and $931,000, respectively. The Company recorded realized gains of $277,000 and $2,069,000 on such policies. The Company recognized policy benefits of $29,732,000 and $3,300,000 during the nine-month periods ended September 30, 2015 and 2014, respectively, related to policies with a carrying value of $3,823,000 and $999,000, respectively.  The Company recorded realized gains of $25,909,000 and $2,301,000, respectively on such policies. Subsequent to September 30, 2015, one policy with insurance benefits of $1,500,000 has matured.

Reconciliation of gain on life settlements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Change in fair value	$14,517,000	$8,762,000	$26,651,000	$30,973,000
Premiums and other annual fees	(6,605,000)	(5,713,000)	(19,114,000)	(17,155,000)
Policy maturities	277,000	2,069,000	25,909,000	2,301,000
Gain on life settlements, net	$8,189,000	$5,118,000	$33,446,000	$16,119,000

The estimated expected premium payments to maintain the above life insurance policies in force through 2020, assuming no policy maturities, are as follows:

Years Ending December 31,	Premiums	Servicing	Premiums and Servicing Fees
Three months ending December 31, 2015	$7,315,000	$412,000	$7,727,000
2016	30,433,000	412,000	30,845,000
2017	33,390,000	412,000	33,802,000
2018	36,241,000	412,000	36,653,000
2019	40,520,000	412,000	40,932,000
2020	45,023,000	412,000	45,435,000
	$192,922,000	$2,472,000	$195,394,000

Management anticipates funding the estimated premium payments as noted above with proceeds from the DZ Bank revolving credit facility and through additional debt and equity financing as well as from cash proceeds from maturities of life insurance policies. The proceeds of these capital sources are also intended to be used for the purchase, financing, and maintenance of additional life insurance policies among other things.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(4)	Fair value definition and hierarchy

ASC 820 establishes a hierarchal disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is affected by a number of factors, including the type of investment, the characteristics specific to the investment and the state of the marketplace including the existence and transparency of transactions between market participants. Assets and liabilities with readily available active quoted prices or for which fair value can be measured from actively quoted prices in an orderly market generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. ASC 820 establishes a three-level valuation hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

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

Level 3 Valuation Process

The estimated fair value of the Company’s life settlements are determined on a quarterly basis by the Company’s portfolio management committee, taking into consideration estimated premium payments, life expectancy assumptions, any changes in economic and other relevant conditions, and discount rate assumptions. The discount rate incorporates current information about discount rates applied by other reporting companies owning portfolios of life insurance policies, discount rates observed in the secondary market, market interest rates, the credit exposure to the insurance company that issued the life insurance policy and management’s estimate of the risk premium a purchaser would require to receive the future cash flows derived from our portfolio of life insurance policies. These inputs are then used to estimate the discounted cash flows using the MAPS probabilistic portfolio pricing model, which estimates the cash flows using various different probabilities and scenarios.  The valuation process includes a review by senior management as of each valuation date.  Management also engages a third party expert to independently test the accuracy of the valuations using the inputs provided by management.

Life insurance policies represent financial instruments recorded at fair value on a recurring basis. The following table reconciles the beginning and ending fair value of the Company’s Level 3 investments in life insurance policies for the three and nine-month periods ending September 30:

	Three month ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Beginning balance	$301,499,000	$267,896,000	$282,883,000	$234,673,000
Purchases	13,626,000	655,000	23,851,000	11,735,000
Maturities (cash in excess of carrying value)	(80,000)	(931,000)	(3,823,000)	(999,000)
Net change in fair value	14,517,000	8,762,000	26,651,000	30,973,000
Ending balance (September 30)	$329,562,000	$276,382,000	$329,562,000	$276,382,000

The fair value of a portfolio of life insurance policies is based on information available to the Company at the reporting date. Fair value is based upon a discounted cash flow model that incorporates life expectancy estimate assumptions. Life expectancy estimates are obtained from independent, third-party, widely accepted life expectancy estimate providers at policy acquisition. These life expectancy values are rolled down monthly through the passage of time by the MAPS actuarial software the Company uses for ongoing valuation of its portfolio of life insurance policies.

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

	As of September 30, 2015	As of December 31, 2014
Weighted average age of insured, years	82.6	82.8
Weighted average life expectancy, months	79.2	78.4
Average face amount per policy	$2,562,000	$2,677,000
Discount rate	11.07%	11.43%

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

	Change in life expectancy estimates
	minus 8 months	minus 4 months	plus 4 months	plus 8 months

September 30, 2015	$44,959,000	$22,384,000	$(21,842,000)	$(43,190,000)
December 31, 2014	$40,634,000	$20,130,000	$(19,664,000)	$(38,864,000)

	Change in discount rate
	minus 2%	minus 1%	plus 1%	plus 2%

September 30, 2015	$32,445,000	$15,551,000	$(14,348,000)	$(27,614,000)
December 31, 2014	$28,179,000	$13,522,000	$(12,502,000)	$(24,085,000)

Other Fair Value Considerations

Carrying value of receivables, prepaid expenses, accounts payable and accrued expenses approximate fair value due to their short-term maturities and low credit risk. The estimated fair value of the Company’s Series I Secured Notes and L Bonds is approximately $273,507,000 based on a weighted-average market interest rate of 7.06% based on an income approach. The combined face value of these debt instruments is $271,471,000 as of September 30, 2015. The carrying value of the revolving credit facility reflects interest charged at the commercial paper rate plus an applicable margin. The margin represents our credit risk, and the strength of the portfolio of life insurance policies collateralizing the debt. The overall rate reflects market, and the carrying value of the revolving credit facility approximates fair value. All of the financial instruments are Level 3 fair value measurements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company has issued warrants to purchase common stock in connection with the issuance of its convertible, redeemable preferred stock. Warrants were determined by the Company to be permanent equity. The fair value measurements associated with the warrants, measured at issuance represent level 3 instruments.

As of September 30, 2015:

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

Revolving credit facility – Autobahn Funding Company LLC

On July 15, 2008, DLP II and United Lending entered into a revolving credit facility pursuant to a Credit and Security Agreement (Agreement) with Autobahn Funding Company LLC (Autobahn), providing the Company with a maximum borrowing amount of $100,000,000. Autobahn is a commercial paper conduit that issues commercial paper to investors in order to provide funding to DLP II. DZ Bank AG Deutsche Zentral-Genossenschaftsbank (DZ Bank) acts as the agent for Autobahn. The original Agreement was to expire on July 15, 2013. On January 29, 2013, GWG Holdings, together with GWG Life and DLP II, entered into an Amended and Restated Credit and Security Agreement with Autobahn, extending the facility expiration date to December 31, 2014. On May 29, 2014, GWG Holdings, together with GWG Life and DLP II, entered into an Amendment No. 1 to Amended and Restated Credit and Security Agreement with Autobahn and DZ Bank (as committed lender and Agent). The amendment was entered into for the purpose of extending the maturity date for borrowings under the Agreement to December 31, 2016. Effective May 11, 2015, GWG Holdings, together with certain of its subsidiaries, entered into a Second Amended and Restated Credit and Security Agreement with Autobahn and DZ Bank. The Second Amended and Restated Credit and Security Agreement extends the maturity date of borrowings, under the credit facility to June 30, 2018. Advances under the credit facility made after May 11, 2015 will bear interest at the commercial paper rate of the lender at the time of the advance plus an applicable margin, which is less than under the previous Credit and Security Agreement executed on January 25, 2013. In addition to the extended term and decreased interest rate and borrowing cost, the Second Amended and Restated Credit and Security Agreement removes the requirement that the Company maintain a reserve for certain projected expenditures (including anticipated premium payments required to service its life insurance portfolio), thereby allowing for the Company’s full use of the credit facility up to its limit of $105,000,000.

In connection with the Second Amended and Restated Credit and Security Agreement, GWG Holdings and its subsidiaries entered into certain other agreements and amendments and restatements of earlier agreements entered into in connection with the original and renewal Credit and Security Agreements. Included among these other agreements was an Amended and Restated Performance Guaranty affirming the performance guaranty that GWG Holdings earlier provided in connection with the original and first Amended and Restated Credit and Security Agreements to DZ Bank AG Deutsche Zentral-Genossenschaftsbank, as agent. The amount outstanding under this facility was $65,011,000 and $72,161,000 at September 30, 2015 and December 31, 2014, respectively.

The Agreement requires DLP II to pay, on a monthly basis, interest at the commercial paper rate plus an applicable margin, as defined in the Agreement. The effective rate was 5.43% at September 30, 2015 and 6.24% at December 31, 2014. The Agreement also requires payment of an unused line fee on the unfunded amount under the revolving credit facility. The weighted-average effective interest rate (excluding the unused line fee) was 5.42% and 6.23% for the three months ended September 30, 2015 and 2014, respectively, and 5.81% and 6.22% for the nine months ended September 30, 2015 and 2014, respectively. The note is secured by substantially all of DLP II’s and DLP III’s assets, which consist primarily of life insurance policies.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Agreement has certain financial and nonfinancial covenants. The Company was in compliance with these covenants at September 30, 2015 and December 31, 2014. The Agreement generally prohibits the Company from:

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

Consolidated tangible net worth and net income as of and for the four quarters ended September 30, 2015, as calculated on non-GAAP basis under the Agreement, were $105,605,000 and $41,998,000, respectively.

Advances under the Agreement are subject to a borrowing base formula, which limits the availability of advances on the borrowing base calculation based on attributes of policies pledged to the facility. Over-concentration of policies by insurance carrier, over-concentration of policies by insurance carriers with ratings below a AA- rating, and the premiums and facility fees reserve are the three primary factors with the potential of limiting availability of funds on the facility. Total funds available for additional borrowings under the borrowing base formula criteria at September 30, 2015 and December 31, 2014, were $55,648,000 and $20,585,000 respectively.

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

Series I Secured Notes are secured by assets of GWG Life and are subordinate to our revolving credit facility (see note 5). On June 14, 2011, the Company closed the offering to additional investors; however, existing investors may elect to continue advancing amounts outstanding upon maturity subject to the Company’s option to repay such notes. Series I Secured Notes have maturity dates ranging from nine months to seven years with fixed interest rates varying from 5.65% to 9.55% depending on the term of the note. Interest is payable monthly, quarterly, annually or at maturity depending on the terms of the note. At September 30, 2015 and December 31, 2014, the weighted-average interest rate of Series I Secured Notes was 8.47% and 8.37%, respectively. The notes are secured by the assets of GWG Life. The principal amount outstanding under these Series I Secured Notes was $23,918,000 and $28,047,000 at September 30, 2015 and December 31, 2014, respectively. The difference between the amount outstanding on the Series I Secured Notes and the carrying amount on the consolidated balance sheet is due to netting of unamortized deferred issuance costs. Overall, interest expense includes amortization of deferred financing and issuance costs of $49,000 and $260,000 for the three and nine months ended September 30, 2015, respectively, and $126,000 and $427,000 for the three and nine months ended September 30, 2014, respectively. Future expected amortization of deferred financing costs is $351,000 over the next six years.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Future contractual maturities of Series I Secured Notes and future amortization of their deferred financing costs at September 30, 2015 are as follows:

Years Ending December 31,	Contractual Maturities	Amortization of Deferred Financing Costs
Three months ending December 31, 2015	$1,776,000	$8,000
2016	12,827,000	103,000
2017	6,154,000	129,000
2018	998,000	28,000
2019	347,000	7,000
Thereafter	1,816,000	76,000
	$23,918,000	$351,000

(7)	L Bonds (formerly Renewable Secured Debentures)

In January 2015, we registered a $1.0 billion debt offering of our L Bonds with the SEC. The $1.0 billion L Bond offering is a follow-on to our $250.0 million debt offering of Renewable Secured Debentures (subsequently renamed L Bonds) which was registered with the SEC in January of 2012 and completed in January 2015. The Company is offering L Bonds on a continuous basis and there is no minimum amount that must be sold before the Company can use proceeds from the sale of L Bonds. The L Bonds are secured by the assets of GWG Holdings and GWG Life and are subordinate to our revolving credit facility (see note 5). L Bonds have maturity dates ranging from six months to seven years with fixed interest rates varying from 4.25% to 9.50% depending on the term of the L Bond. Interest is payable monthly, annually or at maturity depending on the terms of the L Bond. The Company plans to use the net proceeds from the offering of the L Bonds primarily to purchase and finance additional life insurance assets, and to service and retire other outstanding debt obligations. Emerson Equity LLC is serving as the managing broker-dealer for the offering, which is being sold through a network of participating dealers and licensed financial advisors and representatives in minimum increments of $25,000. At September 30, 2015 and December 31, 2014, the weighted-average interest rate of L Bonds was 7.21% and 7.45%, respectively. The amount outstanding under these L Bonds was $247,553,000 and $186,377,000 at September 30, 2015 and December 31, 2014, respectively. The difference between the amount outstanding on the L Bonds and the carrying amount on the consolidated balance sheets is due to netting of unamortized deferred issuance costs and cash receipts for new issuances in process. Amortization of deferred issuance costs was $1,892,000 and $4,232,000 for the three and nine months ended September 30, 2015, respectively, and $829,000 and $2,584,000 for the three and nine months ended September 30, 2014, respectively. Future expected amortization of deferred financing costs as of September 30, 2015 is $6,795,000 in total over the next seven years.

The use of proceeds from the issuances of L Bonds is limited to the following: (1) payment of commissions on sales of L Bonds, (2) payment of offering expenses, (3) purchase of life insurance policies, (4) payment of premiums on life insurance policies, (5) payment of principal and interest on L Bonds, (6) payment of portfolio operations expenses, and (7) general working capital.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Future contractual maturities of L Bonds and future amortization of their deferred financing costs at September 30, 2015 are as follows:

Years Ending December 31,	Contractual Maturities	Amortization of Deferred Financing Costs
Three months ending December 31, 2015	$22,691,000	$47,000
2016	81,569,000	996,000
2017	52,228,000	1,642,000
2018	46,946,000	2,093,000
2019	13,642,000	483,000
Thereafter	30,477,000	1,534,000
	$247,553,000	$6,795,000

The Company entered into an Indenture effective October 19, 2011, as amended, with GWG Holdings as obligor, GWG Life as guarantor, and Bank of Utah as trustee for the benefit of the L Bond holders.  The Indenture has certain financial and nonfinancial covenants.  The Company was in compliance with these covenants at September 30, 2015 and December 31, 2014.

(8)	Convertible, redeemable preferred stock (Series A Preferred Stock)

The Company offered 3,333,333 shares of convertible redeemable preferred stock (Series A Preferred Stock) for sale to accredited investors in a private placement on July 31, 2011. The offering of Series A Preferred Stock concluded on September 2, 2012 and resulted in 3,278,000 shares being issued for gross consideration of $24,582,000. As of September 30, 2015, 349,000 shares have been issued as a result of the payment of $2,444,000 in dividends in the form of shares of Series A Preferred Stock and 693,000 shares have been converted to 520,000 shares of the Company’s common stock. The Series A Preferred Stock was sold at an offering price of $7.50 per share. Series A Preferred Stock has a preferred yield of 10% per annum, and each share has the right to convert into 0.75 shares of the Company’s common stock. Series A preferred stockholders also received three-year warrants to purchase, at an exercise price per share of $12.50, one share of common stock for every 40 shares of Series A Preferred Stock purchased. The warrants are exercisable immediately. Upon their original issuance, these warrants had a three-year exercise period. Effective August 1, 2014, the Board of Directors authorized the extension of the warrant exercise period for an additional two years.

In the Certificate of Designations for the Series A Preferred Stock dated July 31, 2011, the Company agreed to permit preferred stockholders to sell their shares back to the Company for the stated value of $7.50 per share, plus accrued dividends.

The Company’s obligation to redeem its Series A Preferred Stock terminated upon the Company completing a registration of its common stock with the SEC which occurred on September 24, 2014 (See note 11). As such, the convertible redeemable preferred stock was reclassified from temporary equity to permanent equity. The Company may redeem the Series A preferred shares at a price equal to 110% of their liquidation preference ($7.50 per share) at any time. As of September 30, 2015, the Company had redeemed an aggregate of 182,000 shares of Series A Preferred Stock. The Series A Preferred Stock shares (i) were convertible, at the election of the Company, into common stock of the Company in the event of either a registered offering of the Company’s common stock with the SEC aggregating gross proceeds of at least $5.0 million and at a price equal to or greater than $11.00 per share; (ii) remain convertible at the option of each holder; and (iii) are required to be converted upon the consent of stockholders holding at least a majority of the then-outstanding Series A Preferred Stock. In connection with the Company’s initial public offering, the Company elected to cause the conversion of 678,000 shares of preferred stock into 508,000 shares of common stock. As of September 30, 2015, the Company had 2,757,000 shares of Series A Preferred Stock outstanding with gross consideration of $20,624,000 (including cash proceeds, conversion of Series I Secured Notes and accrued interest on Series I, and conversion of preferred dividends payable). The Company incurred Series A Preferred Stock issuance costs of $2,838,000, which were amortized into additional paid-in-capital over the three-year redemption period. As of December 31, 2014, all of these costs had been fully amortized.

The Company determined that the grant date fair value of the outstanding warrants attached to the Series A Preferred Stock was $428,000 for warrants outstanding as of September 30, 2015. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share upon 30 days written notice to the investors at any time after (i) the Company has completed a registration of its common stock with the SEC and (ii) the volume of weighted-average sale price per share of common stock equals or exceeds $14.00 per share for ten consecutive trading days ending on the third business day prior to proper notice of such redemption.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Total warrants outstanding as of both September 30, 2015 and December 31, 2014, were 431,954 with a weighted-average remaining life of 1.68 and 2.43 years, respectively. As of September 30, 2015, none of these warrants have been exercised.

Dividends on the Series A Preferred Stock may be paid in either cash or additional shares of Series A Preferred Stock at the election of the holder and approval of the Company. The dividends are reported as an expense and included in the caption interest expense in the consolidated statements of operations. The Company declared and accrued dividends of $516,000 and $632,000 during the three months ended September 30, 2015 and 2014, respectively, and $1,548,000 and $1,912,000 during the nine months ended September 30, 2015 and 2014, respectively, pursuant to a board resolution declaring the dividend. 25,000 and 27,000 shares of Series A Preferred Stock were issued in lieu of cash dividends in the three-month periods ended September 30, 2015 and 2014, and 72,000 and 82,000 shares of Series A Preferred Stock were issued in lieu of cash dividends in the nine-month periods ended September 30, 2015 and 2014, respectively. The shares issued in lieu of cash dividends were issued at $7.00 per share.  As of September 30, 2015, GWG Holdings has $516,000 of accrued preferred dividends that were paid or converted to shares of Series A Preferred Stock on October 15, 2015.

(9)	Redeemable Preferred Stock

The Company is offering 100,000 shares of Redeemable Preferred Stock for sale under a Form S-1 registration statement declared effective by the SEC on November 30, 2015. The per share offering price is $1,000 with a par value per share of $.001.

The Redeemable Preferred Stock ranks senior to our common stock, pari passu to our Series A Preferred Stock and senior or pari passu with all other classes and series of our preferred stock with respect to payment of dividends and rights upon liquidation dissolution or winding up. Redeemable Preferred Stock has a dividend yield of 7% per annum.

Subject to the limitations described below, holders of the Redeemable Preferred Stock will have the option to convert the Redeemable Preferred Stock they purchase from us and hold into common stock at a conversion price equal to the volume-weighted average price of our common stock for the 20 trading days immediately prior to the date of conversion, subject to a minimum conversion price of $15.00 (as the same may be adjusted). The right of holders to convert their Redeemable Preferred Stock is limited to 15% of the stated value of Redeemable Preferred Stock originally purchased by such holder from us and still held by such holder. For this purpose, shares of Redeemable Preferred Stock issued to holders in satisfaction of our dividend-payment obligations will not count as shares “originally purchased” from us.

Beginning one year from the date of original issuance of any shares of Redeemable Preferred Stock to be redeemed, a holder will have the opportunity to request once per calendar quarter that we redeem up to 25% of such holder’s Redeemable Preferred Stock originally purchased from us (plus any preferred shares issued in satisfaction of dividends thereon) at a redemption price equal to the stated value of such redeemed shares, plus any accrued but unpaid dividends thereon, less the applicable redemption fee (if any). As a percentage of the aggregate redemption price of a holder’s shares to be redeemed, the redemption fee shall be:

●	8% if the redemption is requested after the first anniversary and before the second anniversary of the original issuance of such shares.

●	5% if the redemption is requested after the second anniversary and before the third anniversary of the original issuance of such shares.

Beginning three years from the date of original issuance of such shares, no redemption fee shall be subtracted from the redemption price. Subject to certain restrictions and conditions, we will also redeem shares of Redeemable Preferred Stock of a holder who is a natural person (including an individual beneficial holder who holds our preferred shares through a custodian or nominee, such as a broker-dealer) upon his or her death, total disability or bankruptcy, within 60 days of our receipt of a written request from the holder or the holder’s estate at a redemption price equal to the Stated Value, plus accrued and unpaid dividends thereon.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

After one year from the date of original issuance of shares of Redeemable Preferred Stock, we will have the right (but not the obligation) to call and redeem such shares of Redeemable Preferred Stock at 100% of their stated value, plus any accrued but unpaid dividends thereon.

We will not redeem or repurchase any preferred shares if we are restricted by applicable law or our Certificate of Incorporation, as amended, from making such redemption or to the extent any such redemption would cause or constitute a default under any borrowing agreements to which we or any of our subsidiaries are a party or otherwise bound. In addition, we will have no obligation to redeem preferred shares upon a redemption request made by a holder if we do not have sufficient funds available to fund that redemption. We will have discretion under the Certificate of Designation for the Redeemable Preferred Stock to determine whether to fund a redemption request.

(10)	Income taxes

The Company has a no current income tax liability as of September 30, 2015 and December 31, 2014. The components of current and deferred income tax expense (benefit) for the three and nine months ended September 30, 2015 and income tax benefit for the three month ended September 30, 2014, consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Income tax (benefit):
Current:
Federal	$(141,000)	$-	$-	$-
State	$(40,000)	$-	$-	$-
Total current tax benefit	(181,000)	-	-	-
Deferred:
Federal	$(1,488,000)	$(1,221,000)	$(504,000)	$(3,130,000)
State	$(429,000)	$(637,000)	$(161,000)	$(1,000,000)
Total deferred tax benefit	(1,917,000)	(1,858,000)	(665,000)	(4,130,000)
Total income tax benefit	(2,098,000)	(1,858,000)	(665,000)	(4,130,000)

The primary differences between the Company’s September 30, 2015 effective tax rate and the statutory federal rate are the accrual of nondeductible preferred stock dividend expense of $516,000, state taxes, and other non-deductible expenses. The most significant temporary differences between GAAP net income and taxable net income are the treatment of interest costs with respect to the acquisition of the life insurance policies and revenue recognition with respect to the mark-to-market of life insurance portfolio.

(11)	Common Stock

On September 24, 2014, the Company consummated an initial public offering of its common stock that resulted in the sale of 800,000 shares of common stock at $12.50 per share. The sale resulted in net proceeds of approximately $8.6 million after the deduction of underwriting commissions, discounts and expense reimbursements. In connection with this offering, the Company listed its common stock on The NASDAQ Capital Market under the ticker symbol “GWGH” effective September 25, 2014. The Company used the net proceeds from the offering to promote and advertise the opportunities for consumers owning life insurance and investors to profit from participating in the secondary market for life insurance policies, purchase additional life insurance policies in the secondary market, pay premiums on the Company’s life insurance policy assets, fund its portfolio operations, and for working capital purposes.

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

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On June 23, 2015, GWG issued 60,000 restricted shares of common stock at $9.70 per share, determined by closing market price, to a vendor as a form of payment for the services the vendor will provide to the Company in the next three years. The cost of the issued shares will be amortized over the next 12 months.

(12)	Stock Incentive Plan

The Company adopted the GWG Holdings, Inc. 2013 Stock Incentive Plan on March 27, 2013. On April 23, 2015 the Board of Directors approved amendments to the plan that were subsequently approved by a majority of the Company’s stockholders at the annual meeting of stockholders on June 1, 2015. The plan is administered by the Compensation Committee of the Board of Directors of the Company. The Company’s Chief Executive Officer may, on a discretionary basis and without committee review or approval, grant incentives to new employees of the Company who are not officers of the Company. Incentives under the plan may be granted in one or a combination of the following forms: (a) incentive stock options and non-statutory stock options; (b) stock appreciation rights; (c) stock awards; (d) restricted stock; (e) restricted stock units; and (f) performance shares. Eligible participants include officers and employees of the Company, members of the Board of Directors, and consultants or other independent contractors. 2,000,000 shares are issuable under the plan. No person shall receive grants of stock options and SARs under the plan that exceed, in the aggregate 400,000 shares of common stock in any one year. The term of each stock option shall be determined by the committee but shall not exceed ten years. Vested stock options may be exercised in whole or part by the holder giving notice to the Company. The holder of the option may provide payment for the exercise price or surrender shares equal to the exercise price.

The Company issued stock options for 1,046,551 shares of common stock to employees, officers, and directors of the Company through September 30, 2015. Options for 449,274 shares have vested, and the remaining options will vest over three years. The options were issued with an exercise price between $8.20 and $10.18 for those owning more than 10% of the Company’s stock and between $6.73 and $10.25 for others, which is equal to the estimated market price of the shares on the date of grant valued using Black-Scholes binomial option pricing model. The expected volatility used in the Black-Scholes model valuation of options issued during the year was 17.03% annualized. The annual volatility rate is based on the standard deviation of the average continuously compounded rate of return of five selected comparable companies over the previous 52 weeks. Forfeiture rate of 15% is based on historical Company information and expected future trend. As of September 30, 2015, stock options for 166,499 shares were forfeited and stock options for 28,001 shares were exercised.

In September 2014, we entered into a stock option agreement with a new management employee granting the employee the right to purchase up to 318,000 shares of the Company’s common stock at an exercise price of $12.50. The grant of such rights to purchase the Company’s common stock was treated as an inducement grant and was issued outside the 2013 Stock Incentive Plan. The option agreement specifies that, among other things, options to purchase 159,000 common shares will vest ratably on the first, second and third anniversary of the date of the agreement. The remaining 159,000 options will vest quarterly using a formula based upon the closing price of the Company’s common stock on the last business day of such quarter. The maximum number of these remaining options that will vest is 53,000 in each successive one-year period beginning on the date of the option agreement. As of September 30, 2015, 53,000 of these options have been forfeited and 53,000 have vested.

Outstanding stock options:

	Vested	Un-vested	Total
Balance as of December 31, 2014	314,288	685,813	1,000,101
Granted during the year	61,000	239,950	300,950
Vested during the year	209,903	(209,903)	-
Exercised during the year	(27,667)	-	(27,667)
Forfeited during the year	(55,250)	(48,083)	(103,333)
Balance as of September 30, 2015	502,274	667,777	1,170,051

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Compensation expense related to un-vested options not yet recognized is $499,000. We expect to recognize this compensation expense over the next three years ($9,000 in 2015, $239,000 in 2016, $200,000 in 2017, and 51,000 in 2018). The Company issues new common stock for options exercised.

(13)	Net loss per common share

The Company began issuing Series A Preferred Stock on September 1, 2011, as described in note 8. The Series A Preferred Stock and vested stock options are anti-dilutive to the net income (loss) per common share calculation for all three and nine-month periods ended September 30, 2015 and 2014. The Company has also issued warrants to purchase common stock in conjunction with the sale of the Series A Preferred Stock. The warrants are anti-dilutive for all described three and nine-month periods of 2015 and 2014 and have not been included in the fully diluted net income (loss) per common share calculation.

(14)	Commitments

GWG Holdings entered into an office lease with U.S. Bank National Association as the landlord. The original lease was for 11,695 square feet of office space located at 220 South Sixth Street, Minneapolis, Minnesota. The original lease agreement was effective April 22, 2012, amended on December 14, 2014, and expired on August 31, 2015. Effective September 14, 2015, GWG Holdings entered into a Second Amendment to the lease with U.S. Bank National Association (Second Amendment to Lease). The Second Amendment to Lease increases the office space area to 12,813 square feet and extends the lease expiration date by approximately ten years.

The Company is obligated to pay base rent plus common area maintenance and a share of the building operating costs. Rent expenses under this agreement were $193,000 and $157,000 during the nine-month periods ended September 30, 2015 and 2014, respectively, and $71,000 and $56,000 during the three-month periods ended September 30, 2015 and 2014, respectively.

Minimum lease payments under the Second Amendment to Lease are as follows:

Three months ending December 31, 2015	$43,000
2016	173,000
2017	178,000
2018	185,000
2019	191,000
2020	198,000
2021	204,000
2022	210,000
2023	217,000
2024	223,000
2025	230,000
2026	38,000
$2,090,000

(15)	Contingencies

Litigation - The Company is not currently subject to any current or ongoing litigation.

Opportunity Finance, LLC, owned by Jon Sabes and Steven Sabes, is subject to litigation clawback claims by the bankruptcy trustee for third-party matters for payments that may be deemed preference payments. Jon Sabes and Steve Sabes have pledged their stock ownership in GWG to holders of Series I Secured Notes and L Bonds. In addition, the Company loaned $1,000,000 to Opportunity Finance, LLC, and was repaid in full plus interest of $177,000. This investment amount may also be subject to clawback claims by the bankruptcy court.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(16)	Guarantees of secured debt by GWG Life

In January 2015, GWG registered a $1.0 billion debt offering of our L Bonds with the SEC. The $1.0 billion L Bond offering is a follow-on to our $250.0 million debt offering of Renewable Secured Debentures (subsequently renamed L Bonds) that was registered with the SEC and completed January 2015 as described in note 7. The L Bonds are secured by the assets of GWG Holdings as described in note 7 and a pledge of all the common stock held by the largest individual shareholders. Obligations under the L Bonds are guaranteed by GWG Life. This guarantee involves the grant of a security interest in all the assets of GWG Life. The payment of principal and interest on the L Bonds is fully and unconditional guaranteed by GWG Life. Substantially all of the Company’s life insurance policies are held by DLP II, DLP III and the Trust. The policies held by DLP II, DLPIII and the Trust are not collateral for the L Bond obligations as such policies serve as collateral for the revolving credit facility.

The consolidating financial statements are presented in lieu of separate financial statements and other related disclosures of the subsidiary guarantors and issuer because management does not believe that separate financial statements and related disclosures would be material to investors. There are currently no significant restrictions on the ability of GWG Holdings or GWG Life, the guarantor subsidiary, to obtain funds from its subsidiaries by dividend or loan, except as follows. DLP II and DLP III are borrowers under a credit agreement with Autobahn, as lender, and DZ Bank, as agent, as described in note 5. The significant majority of insurance policies owned by the Company are subject to a collateral arrangement with DZ Bank, as described in notes 2 and 5. Under this arrangement, collection and escrow accounts are used to fund premiums of the insurance policies and to pay interest and other charges under the revolving credit facility. DZ Bank and Autobahn must authorize all disbursements from these accounts, including any distributions to GWG Life. If the facility advance rate exceeds 50%, the distributions are limited to an amount that would result in the borrowers (DLP II, DLP III, GWG Life, and GWG Holdings) realizing an annualized rate of return on the equity funded amount for such assets of not more than 18%, as determined by the agent. After such amount is reached, the credit agreement requires that excess funds be used for repayments of borrowings before any additional distributions may be made.

The following represents consolidating financial information as of September 30, 2015 and December 31, 2014, with respect to the financial position, and for the three and nine months ended September 30, 2015 and 2014 with respect to results of operations and cash flows of GWG Holdings and its subsidiaries. The parent column presents the financial information of GWG Holdings, the primary obligor of the L Bonds. The guarantor subsidiary column presents the financial information of GWG Life, the guarantor subsidiary of the L Bonds, presenting its investment in DLP II, DLP III and Trust under the equity method. The non-guarantor subsidiaries column presents the financial information of all non-guarantor subsidiaries including DLP II, DLP III and Trust.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Balance Sheets

September 30, 2015	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated

A S S E T S

Cash and cash equivalents	$26,354,110	$1,948,399	$150,164	$-	$28,452,673
Restricted cash	-	2,388,800	4,882,760	-	7,271,560
Policy benefits receivable	-	-	357,014	-	357,014
Investment in life settlements, at fair value	-	-	329,562,250	-	329,562,250
Other assets	2,918,013	1,732,640	1,232,070	-	5,882,723
Investment in subsidiaries	249,001,369	270,221,539	-	(519,222,908)	-

TOTAL ASSETS	$278,273,492	$276,291,378	$336,184,258	$(519,222,908)	$371,526,220

L I A B I L I T I E S & S T O C K H O L D E R S' E Q U I T Y (D E F I C I T)

LIABILITIES
Revolving credit facility	$-	$-	$65,011,048	$-	$65,011,048
Series I Secured Notes	-	23,566,913	-	-	23,566,913
L Bonds	243,126,585	-	-	-	243,126,585
Interest payable	7,887,475	3,304,752	185,158	-	11,377,385
Accounts payable and other accrued expenses	1,879,138	568,509	616,348	-	3,063,995
Deferred taxes, net	4,608,650	-	-	-	4,608,650
TOTAL LIABILITIES	257,501,848	27,440,174	65,812,554	-	350,754,576

STOCKHOLDERS’ EQUITY
Member capital	-	248,851,204	270,371,704	(519,222,908)	-
Convertible preferred stock	2,623,541	-	-	-	20,623,541
Common stock	5,942	-	-	-	5,942
Additional paid-in capital	17,163,249	-	-	-	17,163,249
Accumulated deficit	(17,021,088)	-	-	-	(17,021,088)
TOTAL STOCKHOLDERS’ EQUITY	20,771,644	248,851,204	270,371,704	(519,222,908)	20,771,644

TOTAL LIABILITIES AND EQUITY	$278,273,492	$276,291,378	$336,184,258	$(519,222,908)	$371,526,220

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

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Operations

For the nine months ended September 30, 2015	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Origination and servicing income	$-	$2,022,774	$-	$(2,022,774)	$-
Gain on life settlements, net	-	-	33,446,556	-	33,446,556
Interest and other income	38,944	61,694	132,878	-	233,516

TOTAL REVENUE	38,944	2,084,468	33,579,434	(2,022,774)	33,680,072

EXPENSES
Origination and servicing fees	-	-	2,022,774	(2,022,774)	-
Employee compensation and benefits	4,671,183	1,509,703	-	-	6,180,886
Legal and professional fees	1,427,388	560,873	-	-	1,988,261
Interest expense	18,011,890	1,984,356	3,152,784	-	23,149,030
Other expenses	3,251,606	2,297,063	97,733	-	5,646,402

TOTAL EXPENSES	27,362,067	6,351,995	5,273,291	(2,022,774)	36,964,579

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(27,323,123)	(4,267,527)	28,306,143	-	(3,284,507)

EQUITY IN INCOME OF SUBSIDIARY	24,038,616	28,305,979	-	(52,344,595)	-

NET INCOME (LOSS) BEFORE INCOME TAXES	(3,284,507)	24,038,452	28,306,143	(52,344,595)	(3,284,507)

INCOME TAX BENEFIT	(664,905)	-	-	-	(664,905)
NET INCOME (LOSS)	$(2,619,602)	$24,038,452	$28,306,143	$(52,344,595)	$(2,619,602)

For the nine months ended September 30, 2014	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Origination and servicing income	$-	$1,462,376	$-	$(1,462,376)	$-
Gain on life settlements, net	-	-	16,119,517	-	16,119,517
Interest and other income	17,501	229,348	5,218	(228,092)	23,975

TOTAL REVENUE	17,501	1,691,724	16,124,735	(1,690,468)	16,143,492

EXPENSES
Origination and servicing fees	-	-	1,462,376	(1,462,376)	-
Employee compensation and benefits	1,992,554	1,531,720	-	-	3,524,274
Legal and professional fees	1,476,213	141,470	10,086	-	1,627,769
Interest expense	13,371,300	2,334,097	4,025,930	-	19,731,327
Other expenses	1,937,674	1,299,666	268,602	(228,092)	3,277,850

TOTAL EXPENSES	18,777,741	5,306,953	5,766,994	(1,690,468)	28,161,220

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(18,760,240)	(3,615,229)	10,357,741	-	(12,017,728)

EQUITY IN INCOME OF SUBSIDIARY	6,742,512	10,357,741	-	(17,100,253)	-

NET INCOME (LOSS) BEFORE INCOME TAXES	(12,017,728)	6,742,512	10,357,741	(17,100,253)	(12,017,728)

INCOME TAX BENEFIT	(4,129,670)	-	-	-	(4,129,670)
NET INCOME (LOSS)	$(7,888,058)	$6,742,512	$10,357,741	$(17,100,253)	$(7,888,058)

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Operations (continued)

For the three months ended September 30, 2015	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Origination and servicing income	$-	$1,004,024	$-	$(1,004,024)	$-
Gain on life settlements, net	-	-	8,189,261	-	8,189,261
Interest and other income	13,922	54,813	25,106	-	93,841

TOTAL REVENUE	13,922	1,058,837	8,214,367	(1,004,024)	8,283,102

EXPENSES
Origination and servicing fees	-	-	1,004,024	(1,004,024)	-
Employee compensation and benefits	1,759,589	548,657	-	-	2,308,246
Legal and professional fees	598,530	223,547	-	-	822,077
Interest expense	6,980,132	525,391	1,144,626	-	8,650,149
Other expenses	1,195,417	995,026	40,898	-	2,231,341

TOTAL EXPENSES	10,533,668	2,292,621	2,189,548	(1,004,024)	14,011,813

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(10,519,746)	(1,233,784)	6,024,819	-	(5,728,711)

EQUITY IN INCOME OF SUBSIDIARY	4,791,035	6,024,762	-	(10,815,797)	-

NET INCOME (LOSS) BEFORE INCOME TAXES	(5,728,711)	4,790,978	6,024,819	(10,815,797)	(5,728,711)

INCOME TAX BENEFIT	(2,097,633)	-	-	-	(2,097,633)
NET INCOME (LOSS)	$(3,631,078)	$4,790,978	$6,024,819	$(10,815,797)	$(3,631,078)

For the three months ended September 30, 2014	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Origination and servicing income	$-	$153,470	$-	$(153,470)	$-
Gain on life settlements, net	-	-	5,118,423	-	5,118,423
Interest and other income	4,572	59,372	5,156	(58,871)	10,229

TOTAL REVENUE	4,572	212,842	5,123,579	(212,341)	5,128,652

EXPENSES
Origination and servicing fees	-	-	153,470	(153,470)	-
Employee compensation and benefits	737,475	639,235	-	-	1,376,710
Legal and professional fees	734,024	16,020	10,086	-	760,130
Interest expense	4,679,311	761,828	1,355,597	-	6,796,736
Other expenses	850,122	587,745	74,371	(58,871)	1,453,367

TOTAL EXPENSES	7,000,932	2,004,828	1,593,524	(212,341)	10,386,943

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(6,996,360)	(1,791,986)	3,530,055	-	(5,258,291)

EQUITY IN INCOME OF SUBSIDIARY	1,738,069	3,530,055	-	(5,268,124)	-

NET INCOME BEFORE INCOME TAXES	(5,258,291)	1,738,069	3,530,055	(5,268,124)	(5,258,291)

INCOME TAX BENEFIT	(1,858,100)	-	-	-	(1,858,100)
NET INCOME (LOSS)	$(3,400,191)	$1,738,069	$3,530,055	$(5,268,124)	$(3,400,191)

25

.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2015	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,619,602)	$24,038,452	$28,306,143	$(52,344,595)	$(2,619,602)
Adjustments to reconcile net income to net cash flows from operating activities:
(Equity) of subsidiaries	(24,038,617)	(28,305,978)	-	52,344,595	-
Gain on life settlements	-	-	(26,651,363)	-	(26,651,363)
Amortization of deferred financing and issuance costs	2,832,487	260,455	(1,201,170)	-	1,891,772
Deferred income taxes	(664,905)	-	-	-	(664,905)
Convertible, redeemable preferred dividends payable	509,225	-	-	-	509,225
(Increase) decrease in operating assets:
Policy benefits receivable	-	-	1,392,986		1,392,986
Other assets	(40,145,769)	(26,745,888)	-	66,117,118	(774,539)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	4,503,624	123,222	(790,131)	-	3,836,715
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(30,425,246)	(30,629,737)	1,056,465	66,117,118	(23,079,711)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	-	-	(23,850,860)	-	(23,850,860)
Proceeds from settlement of life settlements	-	-	3,822,983	-	3,822,983
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(20,027,877)	-	(20,027,877)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of revolving credit facility	-	-	(7,150,000)	-	(7,150,000)
Payments for redemption of Series I Secured Notes	-	(4,508,130)	-	-	(4,508,130)
Proceeds from issuance of L Bonds	87,620,483	-	-	-	87,620,483
Payments for redemption and issuance of L Bonds	(32,376,104)	-	-	-	(32,376,104)
Payments from restricted cash	-	(2,306,300)	(669,207)	-	(2,975,507)
Issuance of common stock	582,000	-	-	-	582,000
Payments for redemption preferred stock	(295,185)	-	-	-	(295,185)
Issuance of member capital	-	39,176,335	26,940,783	(66,117,118)	-
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	55,531,194	32,361,905	19,121,576	(66,117,118)	40,897,557

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,092,363)	1,732,168	150,164	-	(2,210,031)

CASH AND CASH EQUIVALENTS
BEGINNING OF THE PERIOD	30,446,473	216,231	-	-	30,662,704
END OF THE PERIOD	$26,354,110	$1,948,399	$150,164	$-	$28,452,673

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Consolidating Statements of Cash Flows (continued)

For the nine months ended September 30, 2014	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(7,888,058)	$6,742,512	$10,357,741	$(17,100,253)	$(7,888,058)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
(Equity) of subsidiaries	(6,742,512)	(10,357,741)	-	17,100,253	-
Gain on life settlements	-	-	(30,973,250)	-	(30,973,250)
Amortization of deferred financing and issuance costs	2,125,269	427,187	18,425		2,570,881
Deferred income taxes	(4,129,670)	-	-		(4,129,670)
Convertible, redeemable preferred stock dividends payable	575,513	-	-	-	575,513
(Increase) in operating assets:
Other assets	(35,758,660)	(29,984,534)	-	63,647,054	(2,096,140)
Increase in operating liabilities:
Accounts payable and accrued expenses	2,893,814	591,534	173,311	-	3,658,659
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(48,924,304)	(32,851,042)	(20,423,773)	63,647,054	(38,282,065)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	-	-	(11,559,435)	-	(11,559,435)
Proceeds from settlement of life settlements	-	-	999,125	-	999,125
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(10,560,310)	-	(10,560,310)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for redemption of Series I Secured Notes	-	(2,047,928)	-	-	(2,047,928)
Proceeds from issuance of L Bonds	48,516,296	-	-	-	48,516,296
Payments for redemption and issuance of L Bonds	(13,816,794)	-	-	-	(13,816,794)
Proceeds from restricted cash	-	1,420,000	2,268,236	-	3,688,236
Proceeds from sale of common stock	9,030,000	-	-	-	9,030,000
Payments for redemption preferred stock	(465,239)	-	-	-	(465,239)
Issuance of member capital	-	34,931,207	28,715,847	(63,647,054)	-
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	43,264,263	34,303,279	30,984,083	(63,647,054)	44,904,571

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,666,041)	1,722,237	-	-	(3,937,804)

CASH AND CASH EQUIVALENTS
BEGINNING OF THE PERIOD	32,711,636	738,157	-	-	33,449,793

END OF THE PERIOD	$27,051,595	$2,460,394	$-	$-	$29,511,989

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Consolidating Statements of Cash Flows (continued)

For the three months ended September 30, 2015	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,631,078)	$4,790,978	$6,024,819	$(10,815,797)	$(3,631,078)
Adjustments to reconcile net loss to net cash flows from operating activities:
(Equity) of subsidiaries	(4,791,035)	(6,024,762)	-	10,815,797	-
Gain on life settlements	-	-	(14,516,881)	-	(14,516,881)
Amortization of deferred financing and issuance costs	1,103,312	49,339	781,125	-	1,933,776
Deferred income taxes	(1,916,686)	-	-	-	(1,916,686)
Convertible, redeemable preferred stock dividends payable	173,993	-	-	-	173,993
(Increase) decrease in operating assets:
Policy benefits receivable	-	-	2,142,986	-	2,142,986
Other assets	(22,146,946)	(15,631,849)	-	37,360,805	(417,990)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued expenses	2,010,129	(105,418)	629,558	-	2,534,269
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(29,198,311)	(16,921,712)	(4,938,393)	37,360,805	(13,697,611)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	-	-	(13,626,842)	-	(13,626,842)
Proceeds from settlement of life settlements	-	-	80,000	-	80,000
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(13,546,842)	-	(13,546,842)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for redemption of Series I Secured Notes	-	(890,586)	-	-	(890,586)
Proceeds from issuance of L Bonds	37,122,127	-	-	-	37,122,127
Payments for redemption and issuance of L Bonds	(19,363,047)	-	-	-	(19,363,047)
Proceeds (payments) from restricted cash	-	(2,203,800)	2,855,430	-	651,630
Issuance of member capital	-	21,730,944	15,629,861	(37,360,805)	-
Payments for redemption preferred stock	(21,187)	-	-	-	(21,187)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	17,737,893	18,636,558	18,485,291	(37,360,805)	17,498,937

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,460,418)	1,714,846	56	-	(9,363,047)

CASH AND CASH EQUIVALENTS
BEGINNING OF THE PERIOD	37,814,528	233,553	150,108	-	38,198,189

END OF THE PERIOD	$26,354,110	$1,948,399	$150,164	$-	$28,452,673

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Consolidating Statements of Cash Flows (continued)

For the three months ended September 30, 2014	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,400,191)	$1,738,069	$3,530,055	$(5,268,124)	$(3,400,191)
Adjustments to reconcile net loss to cash:
(Equity) of subsidiaries	(1,738,069)	(3,530,055)	-	5,268,124	-
Gain on life settlements	-	-	(8,761,912)	-	(8,761,912)
Amortization of deferred financing and issuance costs	397,659	126,083	339,475	-	863,217
Deferred income taxes	(1,858,100)	-	-	-	(1,858,100)
Convertible, redeemable preferred stock dividends payable	186,182	-	-	-	186,182
(Increase) decrease in operating assets:
Policy benefits receivable	-	-	300,000	-	300,000
Other assets	(9,136,310)	(5,329,716)	-	13,318,805	(1,147,221)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	922,271	289,132	(720,907)	-	490,496
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(14,626,558)	(6,706,487)	(5,313,289)	13,318,805	(13,327,529)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	-	-	(680,000)	-	(680,000)
Proceeds from settlement of life settlements	-	-	930,625	-	930,625
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	250,625	-	250,628

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for redemption of Series I Secured Notes	-	(509,004)	-	-	(509,004)
Proceeds from issuance of L Bonds	15,281,809	-	-	-	15,281,809
Payments for redemption and issuance of L Bonds	(4,494,383)	-	-	-	(4,494,383)
Proceeds from restricted cash	-	565,000	100,699	-	665,699
Proceeds from sale of common stock	9,030,000	-	-	-	9,030,000
Issuance of member capital	-	8,356,840	4,961,965	(13,318,805)	-
Payments for redemption preferred stock	(445,183)	-	-	-	(445,183)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	19,372,243	8,412,836	5,062,664	(13,318,805)	19,528,938

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,745,685	1,706,349	-	-	6,452,034

CASH AND CASH EQUIVALENTS
BEGINNING OF THE PERIOD	22,305,910	754,045	-	-	23,059,955

END OF THE PERIOD	$27,051,595	$2,460,394	$-	$-	$29,511,989

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(17)	Concentrations

GWG purchases life insurance policies written by life insurance companies having investment grade ratings by independent rating agencies. As a result there may be certain concentrations of contracts with life insurance companies. The following summarizes the face value of insurance contracts with specific life insurance companies exceeding 10% of the total face value held by the Company.

	September 30,	December 31,
	2015	2014
Life insurance company	%	%

AXA Equitable	14.27	14.55
John Hancock	12.98	11.48

The following summarizes the number of insurance contracts held in specific states exceeding 10% of the total face value held by the Company:

	September 30,	December 31,
	2015	2014
State of residence	%	%

California	27.11	28.87
Florida	18.66	18.56

(18)	Subsequent events

Subsequent to September 30, 2015, the Company has issued approximately an additional $18.3 million in principal amount of L Bonds.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are engaged in the emerging secondary market for life insurance. We acquire life insurance policy benefits in the secondary market from policy owners desiring to sell their policies at a discount to the face value of the insurance benefit. Once we purchase a policy, we continue paying the policy premiums to ultimately collect the face value of the insurance benefit. We generally seek to hold the individual policies to maturity, in order to ultimately collect the policy’s face value upon the insured’s mortality. Our strategy is to build a large, profitable portfolio of policies that is diversified in terms of insureds, insurance carriers and the medical conditions of insureds. We believe that diversification among insureds (by age and medical conditions), and insurance carriers will lower our overall risk exposure, and that a larger portfolio of individual policies (diversification in overall number) creates a portfolio of greater value by virtue of improved actuarial stability.

Business Update

GWG’s business model provides value-added services to consumers owning life insurance and investors seeking alternative investment opportunities related to the life insurance secondary market. To participate and compete in what we expect to be a growth market, we have spent and intend to continue to spend significant resources: (i) developing resources, strategies, and capabilities for investors to participate in a large portfolio of life insurance policies; and (ii) developing a robust operational platform, strategy, and systems for originating and purchasing life insurance benefits from consumers owning life insurance policies.

We continue to see increasing interest among investors and financial professionals participating in our $1.0 billion L Bond offering. The L Bond offers investors the opportunity to obtain a high yielding investment whose performance is not tied to the stock market, commodities, or real estate. We believe these features are growing in popularity due to i) the prospect of general market interest rates being “lower for longer”, ii) increased volatility in traditional financial market (stocks, bonds, real estate, commodities and currencies) and iii) the realization among investors and financial professionals that the life insurance secondary market and related longevity investments are becoming a more main-stream asset class.

We also expect that our recently effective $100,000,000 Redeemable Preferred Stock offering will appeal to investors and financial professionals for the same reasons enumerated above. We expect to continue growing our financial product distribution as awareness, understanding and interest in our asset class increases.

Our Redeemable Preferred Stock Offering is a key tool in strengthening our balance sheet and improving our capital structure. We believe that a successful offering of our Redeemable Preferred Stock will create a virtuous cycle within our capital structure and business. Our strengthened capital position will increase the equity value that is subordinated to our outstanding debt, which will in turn increase the attractiveness of the L Bond offering to financial advisors and investors seeking a high yielding, non-correlated return. These increased L Bond sale proceeds will allow us to grow our portfolio of life insurance and, ultimately, a large and actuarially diverse portfolio of life insurance policies should allow us to reduce our overall cost of capital and thereby enhance the value of the Company for its preferred and common stockholders.

A key strategic initiative of ours is to improve our origination protocols and practices for purchasing life insurance policy benefits. Historically, we have purchased policies in the secondary market through a network of life insurance agents, life insurance settlement brokers, and life settlement providers who assist policy owners in accessing the secondary market. Since the fourth quarter of 2014, we have been expanding our origination practices by marketing directly to consumers and by developing our unique Appointed Agent Program. We have engaged a strategic partner to assist us in the development of a specialized service center whose focus is sourcing qualified leads and processing life insurance policies directly for our purchase. We also recently began implementing (subject to state approval) the use of streamlined contracts and documents used in the purchase of policies, and have implemented the use of electronic signatures where permitted. In conjunction with these activities, we continue to refine the systems, processes and protocols, including a streamlined underwriting process for small face policies ($1,000,000 in face value policy benefits or less) in order to efficiently acquire life insurance policies from our direct origination channels. In that regard we have reached several milestones, most notably, the time in which it takes to complete a preliminary underwriting of a prospective insurance policy for pricing and communicating an offer. In the past, the process of obtaining medical records and additional underwriting data sufficient to review and value a life insurance policy typically took six or more weeks. This has been a historically challenging element of the business, both for purchasers such as the Company, financial advisors, and consumers seeking options for their life insurance. Through continued efforts, we have been able to reduce this elapsed time from approximately six weeks to two days for certain life insurance policy purchases. These processes and methodologies continue to utilize life expectancies received from third-party medical actuarial firms. In addition to obtaining third party life expectancies, we are rapidly working to deploy innovative and sophisticated underwriting techniques for our small face originations by applying advanced medical technologies and socio-economic factors into our underwriting methodology. We expect that these innovations will provide us with a competitive advantage in processing cases and purchasing life insurance policies.

We continue to develop and expand our activities related to recruiting and supporting our Appointed Agent Program with new advanced marketing tools and resources. Our Appointed Agent Program empowers financial professionals to bring the life insurance secondary market’s value proposition directly to consumers owning life insurance. Central to the Appointed Agent Program is education, training, and marketing that support and empower financial professionals to offer clients significant value with a program that emphasizes regulatory compliance. Over the last three months, we have deployed new marketing efforts focused specifically on recruiting and expanding the number of financial professionals sourcing life insurance policies directly for us through our Appointed Agent Program. These efforts are being developed with the same strategic partner operating our specialized service center that is assisting us in processing qualified policy holder leads for our direct purchase.

Additionally, we continue to experience growing success in recruiting financial professionals into our Appoint Agent Program who also distribute our investment products. This dual offering enables financial professionals the opportunity to develop expertise in our business model and a specialization for their financial practice. In conjunction with these activities, we have continued to sharpen our service offerings and marketing tools for broker-dealers and financial advisors seeking to market our products and services. We believe these offerings have led to an increasing acceptance by the financial profession of our business model and industry since they address a growing need for post-retirement financial services to seniors owning life insurance.

While these efforts are all still relatively new and ongoing, the initial results and early outcomes from both our Appointed Agent Program and direct-to-consumer initiatives continue to be encouraging and are leading to a further focus on allocating resources to more fully realize the opportunity presented. In the past three months, we continue to experience increasing numbers of life insurance policies that are in our origination pipeline, with a portion of that increase being directly related to our direct origination efforts. All told, these direct origination efforts have accounted for approximately 30% of all new policy purchases during the quarter, up from nil previously, and now making up over 20% of all the life insurance policy benefits in our current origination pipeline as of November 11, 2015. Our origination pipeline includes all the life insurance policies we are currently gathering information, evaluating, bidding on, or in the process of closing a purchase. We expect to continue to work on these systems, including supporting marketing, technology, reporting, processing, and underwriting protocols through the balance of 2015.

We have also expanded our own footprint in the various states and jurisdictions where secondary market life settlement transactions are regulated. Of the 42 jurisdictions that require licensure, our wholly-owned subsidiaries GWG Life and GWG Life USA presently hold 35 licenses and have pending applications in another three jurisdictions.

As for the life insurance secondary market itself, we continue to see positive growth trends, evidenced by continued competition for policy purchases through traditional channels, continued consumer-direct marketing efforts by market participants, and a stable regulatory environment. One recent life insurance market development has been the notification from several life insurance carriers to policy owners of an increase in the cost of insurance (i.e., premiums) on select universal life insurance products. While the impacts of these increases are not yet known, nor is it known whether this trend will continue, the changes in cost of insurance have caused the industry to review its practices and pricing assumptions in relation to the specific products and insurance carriers involved. At this time, the Company has identified that it has potential exposure to a cost of insurance increase announced by AXA Equitable Life Insurance Company. Nevertheless, the impact, if any, on our consolidated financial results has yet to be quantified.

In the first nine months of 2015, we recognized $25.9 million of revenue from the receipt of $29.7 million in policy benefits. In addition, we recognized revenue from the change in fair value of our life insurance policies, net of premiums and carrying costs, of $7.5 million. In the first nine months of 2015, interest expense, including amortization of the deferred financing costs and preferred stock dividends, was $23.1 million, and selling, general and administrative expenses were $13.8 million. Income tax benefit for the first nine months of 2015 was $0.7 million. Our net income before interest, taxes and amortization was $19.9 million and our net loss after tax was $2.6 million for the first nine months of 2015.

In the first nine months of 2014, we recognized $2.3 million of revenue from the receipt of $3.3 million in policy benefits. In addition, we recognized revenue from the change in fair value of our life insurance policies, net of premiums and carrying costs, of $13.8 million. Interest expense, including amortization of the deferred financing costs and preferred stock dividends, was $19.7 million for the nine months ended September 30, 2014, and selling, general and administrative expenses were $8.4 million. Income tax benefit for the nine months ended September 30, 2014 was $4.1 million. Our net income before interest, taxes and amortization was $7.7 million and our net loss after tax was $7.9 million for the first nine months of 2014.

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

In determining life expectancy estimates, we generally use actuarial medical reviews from independent medical underwriters. These medical underwriters evaluate the health of the insured by reviewing historical and current medical records. This evaluation is performed to produce an estimate of the insured’s mortality—a life expectancy report. In the case of a small face policy ($1.0 million face value of policy benefits or less), we may use modified life expectancy methodologies that do not use actuarial medical reviews from independent medical underwriters. The life expectancy estimate represents a range of probabilities for the insured’s mortality against a group of cohorts with the same age, sex and smoking status. These mortality probabilities represent a mathematical curve known as an actuarial mortality curve, which is then used to generate a series of expected cash flows from the life insurance policy over the expected lifespan of the insured. A discount rate is used to calculate the net present value of the expected cash flows. The discount rate represents the internal rate of return we expect to earn on investments in a policy or in the portfolio as a whole at the stated fair value. The discount rate used to calculate fair value of our portfolio incorporates the guidance provided by ASC 820, Fair Value Measurements and Disclosures. Many of our current underwriting review processes, including our policy of obtaining actuarial medical reviews from independent medical underwriters as described above, are undertaken in satisfaction of obligations under our L Bond debt offerings and revolving credit facility. As a result, we may in the future modify our underwriting review processes if permitted under our borrowing arrangements.

The table below provides the discount rate used to estimate the fair value of the life insurance policies for the period ending:

September 30, 2015	December 31, 2014
11.07%	11.43%

The discount rate incorporates current information about discount rates applied by other reporting companies owning portfolios of life insurance policies, discount rates observed in the secondary market, market interest rates, the credit exposure to the insurance company that issued the life insurance policy and management estimate of the risk premium a purchaser would require to receive the future cash flows derived from our portfolio of life insurance policies. The discount rate to arrive at the fair value of our portfolio assumes an orderly and arms-length transaction (i.e., a non-distressed transaction in which neither seller nor buyer is compelled to engage in the transaction).

We engaged a third party, Model Actuarial Pricing Systems (MAPS), to prepare a third-party valuation of our life settlement portfolio. MAPS owns and maintains the portfolio pricing software we use. MAPS processed policy data, future premium data, life expectancy estimate data, and other actuarial information we supply to calculate a net present value for our portfolio using the specified discount rate of 11.07%. MAPS independently calculated the net present value of our portfolio of 343 policies to be $329.6 million, which is the same fair value estimate we used on the balance sheet as of September 30, 2015, and furnished us with a letter documenting its calculation. A copy of such letter is filed as Exhibit 99.1 to this report.

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

Risk Relating to Forward-Looking Statements

Certain matters discussed in this section of this report, and elsewhere in this report, are forward-looking statements.  We have based these forward-looking statements on our current expectations and projections about future events.  Nevertheless, these forward-looking statements are subject to risks, uncertainties and assumptions about our operations and the investments we make, including, among other things, the following:

●	changes in the secondary market for life insurance;

●	our limited operating history;

●	the valuation of assets reflected on our financial statements;

●	the reliability of our life expectancy estimates;

●	the reliability of assumptions underlying our actuarial models;

●	our reliance of debt financing;

●	risks relating to the validity and enforceability of the life insurance policies we purchase;

●	our reliance on information provided and obtained by third parties;

●	federal and state regulatory matters;

●	additional expenses, not reflected in our operating history, related to being a public reporting company;

●	competition in the secondary life insurance market;

●	the relative illiquidity of life insurance policies;

●	life insurance company credit exposure;

●	economic outlook;

●	performance of our investments in life insurance policies;

●	financing requirements;

●	litigation risks;

●	the impact of cost-of-insurance premium increases on our financial condition and results of operation; and

●	restrictive covenants contained in borrowing agreements.

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

●	Interest Expense. We recognize and record interest expenses associated with the costs of financing our life insurance portfolio for the current period. These expenses include interest paid to our senior lender under our revolving credit facility, as well as all interest paid on our L Bonds and other outstanding indebtedness such as our subsidiary secured notes and dividends on convertible, redeemable preferred stock. When we issue long-term indebtedness, we amortize the issuance costs associated with such indebtedness over the outstanding term of the financing, and classify it as interest expense.

Results of Operations — Three and Nine Months Ended September 30, 2015 Compared to the Same Periods in 2014

The following is our analysis of the results of operations for the periods indicated below.  This analysis should be read in conjunction with our consolidated financial statements and related notes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue recognized from the receipt of policy benefits (1)	$277,000	$2,070,000	$25,909,000	$2,301,000
Revenue recognized from the change in fair value of life insurance policies, net of premiums and carrying costs (2)	7,912,000	3,049,000	7,538,000	13,819,000
Gain on life settlements, net	$8,189,000	$5,118,000	$33,447,000	$16,120,000
Number of policies matured	1	4	8	7
The change in fair value related to new policies acquired	$7,423,000	$964,000	$12,546,000	$7,523,000

(1)	In the first nine months of 2015, we recognized $25.9 million of revenue from the receipt of $29.7 million in policy benefits. In the first nine months of 2014, we recognized $2.3 million of revenue from the receipt of $3.3 million in policy benefits.
(2)	The change in the discount rate incorporates current information about discount rates applied by other reporting companies owning portfolios of life insurance policies, discount rates observed by us in the life insurance secondary market, market interest rates, the credit exposure to the issuing insurance companies and our estimate of the risk premium a purchaser would require to receive the future cash flows derived from our portfolio of life insurance policies. Because we use the discount rate to arrive at the fair value of our portfolio, the rate we choose necessarily assumes an orderly and arms-length transaction (i.e., a non-distressed transaction in which neither seller nor buyer is compelled to engage in the transaction). The discount rate applied to estimate the fair value of the portfolio of life insurance policies we own was 11.07% as of September 30, 2015, compared to 11.56% as of September 30, 2014. The decrease in discount rate was primarily due to an increase in prices our competitors were purchasing life insurance policies in the secondary market, an increase in the size and diversity of our portfolio that we believe results in a lower risk premium due to an increase in actuarial stability for any potential buyer. The carrying value of policies acquired during each quarterly reporting period are adjusted to their current fair value using the fair value discount rate applied to the entire portfolio as of that reporting date.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Increase	2015	2014	Increase

Employee compensation and benefits (1)	$2,308,000	$1,377,000	$931,000	$6,181,000	$3,524,000	$2,657,000
Interest expense (including amortization of deferred financing costs and preferred stock dividends) (2)	8,650,000	6,797,000	1,853,000	23,149,000	19,731,000	3,418,000
Legal and professional expenses (3)	822,000	760,000	62,000	1,988,000	1,628,000	360,000
Other expenses (4)	2,232,000	1,453,000	779,000	5,646,000	3,278,000	2,368,000
Total expenses	$14,012,000	$10,387,000	$3,625,000	$36,964,000	$28,161,000	$8,803,000

(1)	We employed more staff and hired additional members to our sales, marketing and information technology teams.
(2)	The increase was due to the increase in the average debt outstanding.
(3)	Increase is due to increased compliance work and SEC filings related to securities offerings.
(4)	Marketing, recruiting and other expenses increased due to the continued development of a direct marketing campaign and related service center costs, increased activity related to our public offering of L Bonds and continued technology and infrastructure costs.

Income Tax Expense.  For the three and nine months ended September 30, 2015, we had a loss of $5,729,000 and $3,285,000, respectively before income taxes and we recorded income tax benefits of $2,098,000 and $665,000, respectively, or 36.6% and 20.2%, respectively.  In the same periods of 2014, we had a loss of $5,258,000 and $12,018,000 before income taxes and recorded income tax benefit of $1,858,000 and $4,130,000, respectively, or 35.3% and 34.4%, respectively.  The primary differences between our effective tax rate and the statutory federal rate are the accrual of preferred stock dividend expense, state taxes, and other non-deductible expenses.

The following table provides a reconciliation of our income tax expense at the statutory federal tax rate to our actual income tax expense:

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2015		September 30, 2014		September 30, 2014
Statutory federal income tax	$(1,948,000)	34.0%	$(1,117,000)	34.0%	$(1,788,000)	34.0%	$(4,086,000)	34.0%
State income taxes, net of federal benefit	(334,000)	5.8%	(105,000)	3.2%	(297,000)	5.6%	(649,000)	5.4%
Series A preferred stock dividends	175,000	(3.1)%	526,000	(16.0)%	216,000	(4.1)%	650,000	(5.4)%
Other permanent differences	9,000	(0.1)%	31,000	(1.0)%	11,000	(0.2)%	(45,000)	0.4%
Total income tax expense	$(2,098,000)	36.6%	$665,000	20.2%	$(1,858,000)	35.3%	$(4,130,000)	34.4%

The most significant temporary differences between GAAP net income and taxable net income are the treatment of interest costs with respect to the acquisition of the life insurance policies and revenue recognition with respect to the mark-to-market of life insurance portfolio.

Liquidity and Capital Resources

We finance our business through a combination of policy benefit revenues, origination fees, equity offerings, debt offerings, and a credit facility. We have used our debt offerings and credit facility primarily for policy acquisition, policy servicing and portfolio related financing expenditures. We charge an intercompany origination fee in the amount of one to four percent of the face value of a life insurance policy’s benefit when we acquire the related life insurance policy. The origination fee we charge is included in the total purchase price we pay for a life insurance policy for purposes of our valuation and expected internal rate of return calculations, but is not netted against the purchase price we pay to a seller of an insurance policy. We generated cash flows $1.0 million and $2.0 million from origination fees during the three and nine months ended September 30, 2015, and $0.2 million and $1.5 million during the same periods in 2014. Profit from intra-company origination fees for life insurance policies retained by us are eliminated from our consolidated statements of operations. As such, the origination fees collected under our life insurance policy financing arrangements are reflected in our consolidated statements of cash flows as cash flows from financing activities as they are received form of borrowings used to finance the acquisition of life insurance policies.  Our borrowing agreements allow us to use net proceeds of the L Bonds for policy acquisition, which includes origination fees. If the policy acquisition is not financed, no fees are included in the consolidated cash flows. See “Cash Flows” below for further information. We determine the purchase price of life insurance policies in accordance with ASC 325-30, Investments in Insurance Contracts , using the fair value method. Under the fair value method, the initial investment is recorded at the transaction price. Because the origination fees are paid from a wholly owned subsidiary to the parent company, these fees are not included in the transaction price as reflected in our consolidated financial statements. For further discussion on our accounting policies for life settlements, please refer to note 1 to our consolidated financial statements.

As of September 30, 2015 and December 31, 2014, we had approximately $84.1 million and $51.2 million, respectively, in combined available cash and available borrowing base surplus capacity under our revolving credit facility for the purpose of purchasing additional life insurance policies, paying premiums on existing policies, paying portfolio servicing expenses, and paying principal and interest on our outstanding financing obligations.

On October 30, 2015, we began to publicly offer for sale 100,000 shares of Redeemable Preferred Stock under a Form S-1 registration statement declared effective by the SEC.

In January 2015, we began to publicly offer for sale $1.0 billion in principal amount of our L Bonds under a Form S-1 registration statement declared effective by the SEC. The $1.0 billion public offering of L Bonds is as a follow-on offering to our $250.0 million public offering of Renewable Secured Debentures (subsequently renamed L Bonds) that was registered with the SEC and completed January 2015. Through September 30, 2015, the total amount of these L Bonds sold, including renewals, was $376.8 million. As of September 30, 2015, we had approximately $247.6 million in principal amount of L Bonds outstanding.

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

In November 2009, we issued our first debt securities through our wholly owned subsidiary GWG Life commenced private placement of Series I Secured Notes to accredited investors only. This offering was closed in November 2011 and was followed-on by our first publicly registered $250.0 million debt offering of Renewable Secured Debentures (subsequently renamed L Bonds). As of September 30, 2015, we had approximately $23.9 million in principal amount of Series I Secured Notes outstanding.

The weighted-average interest rate of our outstanding Series I Secured Notes as of September 30, 2015 and December 31, 2014 was 8.47% and 8.37%, respectively, and the weighted-average maturity at those dates was 1.20 and 1.11 years, respectively. The Series I Secured Notes have renewal features. Since we first issued our Series I Secured Notes, we have experienced $148.3 million in maturities, of which as of September 30, 2015, $114.5 million has renewed for an additional term. This has provided us with an aggregate renewal rate of approximately 77% for investments in these securities.

The weighted-average interest rate of our outstanding L Bonds as of September 30, 2015 and December 31, 2014 was 7.21% and 7.45%, respectively, and the weighted-average maturity at those dates was 1.96 and 2.01 years, respectively. Our L Bonds have renewal features that provide that investors will remain in their investment with GWG unless they provide us with notice within 30 days of the maturity of their bond. Since we first issued our L Bonds, we have experienced $129.1 million in maturities, of which as of September 30, 2015, $80.1 million has renewed for an additional term. This has provided us with an aggregate renewal rate of approximately 62% for investments in these securities. Future contractual maturities of Series I Secured Notes and L Bonds at September 30, 2015 are:

Years Ending December 31,	Series I Secured Notes	L Bonds	Total
2015	$1,776,000	$22,691,000	$24,467,000
2016	12,827,000	81,569,000	94,396,000
2017	6,154,000	52,228,000	58,382,000
2018	998,000	46,946,000	47,944,000
2019	347,000	13,642,000	13,989,000
Thereafter	1,816,000	30,477,000	32,293,000
	$23,918,000	$247,553,000	$271,471,000

The L Bonds and Series I Secured Notes are secured by all our assets, and are subordinate to our revolving credit facility with Autobahn/DZ Bank. The L Bonds and Series I Secured Notes are pari passu with respect to a security interest in our assets pursuant to an intercreditor agreement (see notes 6 and 7 to our consolidated financial statements).

We maintain a $105 million revolving credit facility with Autobahn/DZ Bank through GWG Life’s wholly owned subsidiaries DLP II and DLP III. The revolving credit facility is used to pay the premium expenses related to GWG’s portfolio of life insurance policies. As of both September 30, 2015 and December 31, 2014, we had approximately $65.0 million and $72.2 million, respectively, outstanding under the revolving credit facility and maintained an available borrowing base surplus of $55.6 million and $20.6 million, respectively. Effective May 11, 2015, we amended and restated our credit facility to reduce the interest cost and extend the term of the facility to June 2018 (see note 5 to our condensed consolidated financial statements).

We expect to meet our ongoing operational capital needs through a combination of the receipt of policy benefit revenues and proceeds from financing transactions. We expect to meet our policy acquisition, servicing, and financing capital needs from the receipt of policy benefit revenues from our portfolio of life insurance policies, net proceeds from our offerings of L Bonds and Redeemable Preferred Stock, and from borrowings under our revolving credit facility to the extent available. Furthermore, we expect that policy benefit payments will increase as the average age of the insureds increase and mortality events occur at a greater rate over time, a trend which we experienced during periods in 2014-2015 and that we expect will reoccur with greater frequency in the future. As a result of the foregoing, we estimate that our liquidity and capital resources are sufficient for our current and projected financial needs. Nevertheless, if we are unable to continue for any reason to access the credit and capital markets through our offerings of L Bonds or Redeemable Preferred Stock, and we are unable to obtain capital from other sources, we expect that our business would be materially and adversely affected. In addition, our business would be materially and adversely affected if we did not receive the policy benefits we forecast and if holders of our L Bonds or Series I Secured Notes failed to renew with the frequency we have historically experienced. In such a case, we could be forced to sell our investments in life insurance policies to service or satisfy our debt-related obligations and continue to pay policy premiums.

Capital expenditures have historically not been material and we do not anticipate making material capital expenditures in 2015 or beyond.

Debt Financings Summary

We had the following outstanding debt balances as of September 30, 2015:

Issuer/Borrower	Principal Amount Outstanding	Weighted Average Interest Rate
GWG Holdings, Inc. - L Bonds	$247,553,000	7.21%
GWG Life Settlements, LLC - Series I Secured Notes	23,918,000	8.47%
GWG DLP Funding II, LLC - Revolving credit facility	65,011,000	5.43%
Total	$336,482,000	6.96%

Our total credit facility and other indebtedness balance as of September 30, 2015 and December 31, 2014 was $336.5 million and $286.6 million, respectively. At September 30, 2015, the total outstanding face amount under our Series I Secured Notes outstanding was $23.9 million, less unamortized selling costs of $0.3 million, resulting in a carrying amount of $23.6 million. At December 31, 2014, the total outstanding face amount under our Series I Secured Notes outstanding was $28.0 million, less unamortized selling costs of $0.4 million, resulting in a carrying amount of $27.6 million. At September 30, 2015, the total outstanding face amount of L Bonds was $247.6 million plus $2.3 million of subscriptions in process, less unamortized selling costs of $6.8 million resulting in a carrying amount of $243.1 million. At December 31, 2014, the total outstanding face amount of L Bonds was $186.4 million plus $2.3 million of subscriptions in process, less unamortized selling costs of $5.9 million resulting in a carrying amount of $182.8 million. At September 30, 2015, the fair value of our investments in life insurance policies of $329.6 million plus our cash balance of $28.4 million and our restricted cash balance of $7.3 million, totaled $365.3 million, representing an excess of portfolio assets over secured indebtedness of $28.8 million. At December 31, 2014, the fair value of our investments in life insurance policies of $282.8 million plus our cash balance of $30.7 million and our restricted cash balance of $4.3 million, totaled $317.8 million, representing an excess of portfolio assets over secured indebtedness of $31.2 million. At September 30, 2015 our weighted average cost of capital was approximately 6.96%. The L Bonds and Series I Secured Notes are secured by all our assets and are subordinate to our revolving credit facility with Autobahn/DZ Bank. The L Bonds and Series I Secured Notes are pari passu with respect to a security interest in our asset pursuant to an intercreditor agreement.

The following forward-looking table seeks to illustrate the impact of the sale of our portfolio of life insurance assets at various discount rates in order to satisfy our debt obligations as of September 30, 2015. In all cases, the sale of the life insurance assets owned by DLP II and DLP III will be used first to satisfy all amounts owing under the revolving credit facility with Autobahn/ DZ Bank. The net sale proceeds remaining after satisfying all obligations under the revolving credit facility would be applied to L Bonds and Series I Secured Notes on a pari passu basis.

Portfolio Discount Rate	10%	11%	12%	13%	14%
Value of portfolio	$346,250,000	$330,610,000	$316,182,000	$302,844,000	$290,486,000
Cash and cash equivalents	35,724,000	35,724,000	35,724,000	35,724,000	35,724,000
Total assets	381,974,000	366,334,000	351,906,000	338,568,000	326,210,000
Revolving credit facility Autobahn/DZ Bank	65,011,000	65,011,000	65,011,000	65,011,000	65,011,000
Net after revolving credit facility	316,963,000	301,323,000	286,895,000	273,557,000	261,199,000
Series I Secured Notes and L Bonds	271,471,000	271,471,000	271,471,000	271,471,000	271,471,000
Net after Series I Secured Notes and L Bonds	45,492,000	29,852,000	15,424,000	2,086,000	(10,272,000)

Impairment to Series I Secured Notes and L Bonds	No impairment	No impairment	No impairment	No impairment	Impairment

The table illustrates that our ability to fully satisfy amounts owing under the L Bonds and Series I Secured Notes would likely be impaired upon the sale of all our life insurance assets at a price equivalent to a discount rate of approximately 13.16% or higher. At December 31, 2014 the impairment occurred at discount rate of approximately 14.09% or higher. The discount rates used to calculate the fair value of our portfolio for mark-to-market accounting were 11.07% and 11.43% as of September 30, 2015 and December 31, 2014, respectively.

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

Amended and Restated Credit Facility

Effective May 11, 2015, GWG Holdings, together with certain of its subsidiaries, entered into a Second Amended and Restated Credit and Security Agreement with Autobahn Funding Company LLC, as the conduit lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, as the committed lender and as the agent on behalf of secured parties under such agreement. The Second Amended and Restated Credit and Security Agreement extends the maturity date of borrowings made by the Company’s subsidiaries, DLP II and DLP III, to June 30, 2018. Advances under the credit facility made after May 11, 2015 will bear interest at the commercial paper rate of the lender at the time of the advance plus an applicable margin, which is less than under the previous Credit and Security Agreement executed on January 25, 2013. In addition to the extended term and decreased interest rate and borrowing cost, the Second Amended and Restated Credit and Security Agreement also removes the requirement that the Company maintain a reserve for certain projected expenditures (including anticipated premium payments required to service its life insurance portfolio), thereby allowing for the Company’s full use of the credit facility up to its limit of $105,000,000.

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

Years Ending December 31,	Premiums	Servicing	Premiums and Servicing Fees
Nine months ending December 31, 2015	$7,315,000	$412,000	$7,727,000
2016	30,433,000	412,000	30,845,000
2017	33,390,000	412,000	33,802,000
2018	36,241,000	412,000	36,653,000
2019	40,520,000	412,000	40,932,000
2020	45,023,000	412,000	45,435,000
	$192,922,000	$2,472,000	$195,394,000

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

Quarter End Date	Portfolio Face Amount	12-Month Trailing Benefits Collected	12-Month Trailing Premiums Paid	12-Month Trailing Benefits/Premium Coverage Ratio
March 31, 2012	$482,455,000	$4,203,000	$14,977,000	28.06%
June 30, 2012	489,255,000	8,703,000	15,412,000	56.47%
September 30, 2012	515,661,000	7,833,000	15,837,000	49.46%
December 31, 2012	572,245,000	7,350,000	16,597,000	44.28%
March 31, 2013	639,755,000	11,350,000	18,044,000	62.90%
June 30, 2013	650,655,000	13,450,000	19,182,000	70.11%
September 30, 2013	705,069,000	18,450,000	20,279,000	90.98%
December 31, 2013	740,648,000	16,600,000	21,733,000	76.38%
March 31, 2014	771,940,000	12,600,000	21,930,000	57.46%
June 30, 2014	784,652,000	6,300,000	22,598,000	27.88%
September 30, 2014	787,964,000	4,300,000	23,121,000	18.60%
December 31, 2014	779,099,000	18,050,000	23,265,000	77.58%
March 31, 2015	754,942,000	46,675,000	23,786,000	196.23%
June 30, 2015	806,274,000	47,125,000	24,348,000	193.55%
September 30, 2015	878,882,000	44,482,000	25,313,000	175.72%

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

The life insurance policies owned by DLP II and DLP III are subject to a collateral arrangement with the agent to our revolving credit lender, as described in note 5 to the consolidated financial statements. Under this arrangement, collection and escrow accounts are used to fund purchases and premiums of the insurance policies and to pay interest and other charges under our revolving credit facility. The lender and its agent must authorize all disbursements from these accounts, including any distributions to GWG Life or GWG Holdings. If the facility advance rate exceeds 50%, the distributions are limited to an amount that would result in the borrowers (DLP II, DLP III, GWG Life, and GWG Holdings) realizing an annualized rate of return on the equity funded amount for such assets of not more than 18%, as determined by the agent. After such amount is reached, the credit agreement requires that excess funds be used for repayments of borrowings before any additional distributions may be made. In the future, these arrangements may restrict the cash flows available for payment of principal and interest on our debt obligations.

Inflation

Changes in inflation do not necessarily correlate with changes in interest rates. We presently do not foresee any material impact of inflation on our results of operations in the periods presented in our consolidated financial statements.

Off-Balance Sheet Arrangements

GWG Holdings entered into an office lease with U.S. Bank National Association as the landlord. The original lease was for 11,695 square feet of office space located at 220 South Sixth Street, Minneapolis, Minnesota. The original lease agreement was effective April 22, 2012, amended on December 14, 2014 and expired on August 31, 2015. Effective September 14, 2015, GWG Holdings entered into a second amendment to the lease with U.S. Bank National Association (Second Amendment to Lease). The Second Amendment to Lease increases the office space area to 12,813 square feet and extends the lease expiration date by approximately ten years (see note 14 to our condensed consolidated financial statements).

Credit Risk

We review the credit risk associated with our portfolio of life insurance policies when estimating its fair value. In evaluating the policies’ credit risk we consider insurance company solvency, credit risk indicators, economic conditions, ongoing credit evaluations, and company positions. We attempt to manage our credit risk related to life insurance policies typically by purchasing policies issued only from companies with an investment grade credit rating by either Standard & Poor’s, Moody’s, or A.M. Best Company. As of September 30, 2015, 97.4% of our life insurance policies, by face value benefits, were issued by companies that maintained an investment grade rating (BBB or better) by Standard & Poor’s.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
GAAP net loss	$(3,631,000)	$(3,400,000)	$(2,620,000)	$(7,888,000)
Unrealized fair value gain (1)	(14,517,000)	(8,762,000)	(26,651,000)	(30,973,000)
Adjusted cost basis increase (2)	13,345,000	10,982,000	37,988,000	33,156,000
Accrual of unrealized actuarial gain (3)	9,201,000	8,082,000	21,417,000	23,209,000
Total adjusted non-GAAP net income (4)	$4,398,000	$6,902,000	$30,134,000	$17,504,000

(1)	Reversal of unrealized GAAP fair value gain of life insurance policies for current period.
(2)	Adjusted cost basis is increased to include those acquisition and servicing expenses that are not capitalized by GAAP.
(3)	Accrual of actuarial gain at the expected internal rate of return based on the investment cost basis for the period.
(4)	We must maintain an annual positive consolidated net income, calculated on a non-GAAP basis, to maintain compliance with our revolving credit facility with DZ Bank/Autobahn.

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

	As of September 30, 2015	As of December 31, 2014
GAAP net worth (1)	$20,772,000	$22,390,000
Less intangible assets (2)	(11,239,000)	(8,132,000)
GAAP tangible net worth	9,533,000	14,258,000
Unrealized fair value gain (3)	(181,323,000)	(154,672,000)
Adjusted cost basis increase (4)	176,190,000	147,673,000
Accrual of unrealized actuarial gain (5)	101,205,000	80,122,000
Total adjusted non-GAAP tangible net worth (6)	$105,605,000	$87,381,000

(1)	Also referred to as GAAP book value.
(2)	Unamortized portion of deferred financing costs and pre-paid insurance.
(3)	Reversal of cumulative unrealized GAAP fair value gain or loss of life insurance policies.
(4)	Adjusted cost basis is increased by cumulative acquisition and servicing expenses which are not capitalized under GAAP.
(5)	Accrual of cumulative actuarial gain at expected internal rate of return based on investment cost basis.
(6)	We must maintain a total adjusted non-GAAP tangible net worth of $45 million to maintain compliance with our revolving credit facility with DZ Bank/Autobahn.

Excess Spread. Our revolving credit facility requires us to maintain a 2.00% “excess spread” between our expected internal rate of return of our portfolio of life insurance policies and the credit facility’s interest rate. A presentation of our excess spread and our total excess spread is set forth below. Management uses the “total excess spread” to gauge expected profitability of our investments, and uses the “excess spread” to monitor compliance with our borrowing.

	As of September 30, 2015	As of December 31, 2014
Expected IRR (1)	11.22%	11.78%
Weighted-average revolving credit facility interest rate (2)	5.43%	6.24%
Excess spread (3)	5.79%	5.54%
Total weighted-average interest rate on indebtedness for borrowed money (4)	6.96%	7.24%
Total excess spread (5)	4.26%	4.54%

(1)	This represents the weighted-average expected internal rate of return of the life insurance policies as of the measurement date based upon our investment cost basis of the insurance policies and the expected cash flows from the life insurance portfolio. Our investment cost basis is calculated as our cash investment in the life insurance policies, without regard to GAAP-based fair value measurements, and is set forth below:

Investment Cost Basis	As of September 30, 2015	As of December 31, 2014
GAAP fair value	$329,562,000	$282,883,000
Unrealized fair value gain (A)	(181,323,000)	(154,672,000)
Adjusted cost basis increase (B)	176,190,000	147,673,000
Investment cost basis (C)	$324,429,000	$275,884,000

(A)	This represents the reversal of cumulative unrealized GAAP fair value gain of life insurance policies.
(B)	Adjusted cost basis is increased to include those acquisition and servicing expenses that are not capitalized by GAAP.
(C)	This is the full investment cost basis in life insurance policies from which our expected internal rate of return is calculated.

(2)	This is the weighted-average revolving credit relating to our revolving credit facility interest rate as of the measurement date.
(3)	We must maintain an excess spread of 2.00% relating to our revolving credit facility to maintain compliance under such facility.
(4)	Represents the weighted-average interest rate paid on all outstanding indebtedness as of the measurement date, determined as follows:

Outstanding Indebtedness	As of September 30, 2015	As of December 31, 2014
Revolving credit facility	$65,011,000	$72,161,000
Series I Secured Notes	23,918,000	28,047,000
L Bonds	247,553,000	186,377,000
Total	$336,482,000	$286,585,000

Interest Rates on Indebtedness
Revolving credit facility	5.43%	6.24%
Series I Secured Notes	8.47%	8.37%
L Bonds	7.21%	7.45%
Weighted-average interest rates on indebtedness	6.96%	7.24%

(5)	Calculated as expected IRR (1) minus the weighted-average interest rate on indebtedness for borrowed money (4).

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

	As of September 30, 2015	As of December 31, 2014
Life insurance portfolio policy benefits	$878,882,000	$779,099,000
Discount rate of future cash flows	6.96%	7.24%
Net present value of Life insurance portfolio policy benefits	$402,811,000	$347,786,000
Cash and cash equivalents	35,724,000	34,959,000
Total Coverage	438,535,000	382,745,000

Revolving credit facility	65,011,000	72,161,000
Series I Secured Notes	23,918,000	28,047,000
L Bonds	247,553,000	186,377,000
Total Indebtedness	$336,482,000	$286,585,000

Debt Coverage Ratio	76.73%	74.88%
Subordination Ratio	14.82%	18.85%

As of September 30, 2015, we were in compliance with both the debt coverage ratio and the subordination ratio as required under our related financing agreements for L Bonds and Series I Secured Notes.

Non-GAAP Net Asset Value. The non-GAAP net asset value attempts to measure the economic value of the Company’s common equity by netting interest-bearing debt and the redemption/liquidation value of the Company’s outstanding Series A Preferred Stock against the value of the Company’s portfolio of life insurance (discounted at our weighted-average cost of capital (1)) and cash and cash equivalents at the end of the measurement period. Management believes this is a useful way to view the common equity value attributable to the current yield spread in the Company’s portfolio of life insurance.

	As of September 30, 2015	As of December 31, 2014
Discount rate of future cash flows	6.96%	7.24%
Net present value of life insurance policy benefits	$402,811,000	$347,786,000
Cash and cash equivalents	$35,724,000	$34,959,000
Interest bearing debt	$(336,482,000)	$(286,585,000)
Preferred stock redemption value	$(22,742,000)	$(22,596,000)
Net asset value	$79,311,000	$73,564,000
Per share	$13.35	$12.53
Shares outstanding (basic)	5,941,790	5,870,193

(1)	The weighted average cost of capital discount rate used in this calculation is separate and distinct from the discount rate used to determine the GAAP fair value of the portfolio of life insurance policies as described in our most recent form 10-K.

Our Portfolio

Our portfolio of life insurance policies, owned by our subsidiaries as of September 30, 2015, is summarized below:

Life Insurance Portfolio Summary

Total portfolio face value of policy benefits	$878,882,000
Average face value per policy	$2,562,000
Average face value per insured life	$2,808,000
Average age of insured (yrs.) *	82.6
Average life expectancy estimate (yrs.) *	6.60
Total number of policies	343
Number of unique lives	313
Demographics	70% Males; 30% Females
Number of smokers	7
Largest policy as % of total portfolio	1.14%
Average policy as % of total portfolio	0.29%
Average Annual Premium as % of face value	3.41%

*  Averages presented in the table are weighted averages.

Our portfolio of life insurance policies, owned by our subsidiaries as of September 30, 2015, organized by the insured’s current age and the associated policy benefits, is summarized below:

Distribution of Policy Benefits by Current Age of Insured

Min Age	Max Age	Policy Benefits	Weighted Average Life Expectancy (yrs.)	Distribution
90	94	$66,395,000	3.00	7.56%
85	89	229,163,000	4.91	26.07%
80	84	314,401,000	6.71	35.77%
75	79	189,843,000	8.37	21.60%
70	74	58,057,000	9.85	6.61%
66	69	21,023,000	9.86	2.39%
Total		$878,882,000	6.60	100.00%

Our portfolio of life insurance policies, owned by our subsidiaries as of September 30, 2015, organized by the insured’s current age and number of policies owned, is summarized below:

Distribution of Policies by Current Age of Insured

Min Age	Max Age	Policies	Weighted Average Life Expectancy (yrs.)	Distribution
90	94	27	3.00	7.56%
85	89	99	4.91	26.07%
80	84	113	6.71	35.77%
75	79	63	8.37	21.60%
70	74	29	9.85	6.61%
66	69	12	9.86	2.39%
Total		343	6.60	100.00%

Our portfolio of life insurance policies, owned by our subsidiaries as of September 30, 2015, organized by the insured’s estimated life expectancy estimates and associated policy benefits, is summarized below:

Distribution of Policy Benefits by Current Life Expectancies of Insured

Min LE (Months)	Max LE (Months)	Policy Benefits	Distribution
8	47	$155,430,000	17.69%
48	71	232,897,000	26.50%
72	95	225,287,000	25.63%
96	119	161,284,000	18.35%
120	143	57,865,000	6.58%
144	188	46,119,000	5.25%
Total		$878,882,000	100.00%

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

Our portfolio of life insurance policies, owned by our subsidiaries as of September 30, 2015, organized by the primary disease categories of the insured and associated policy benefits, is summarized below:

Distribution of Policy Benefits by Primary Disease Category

Primary Disease Category	Policy Benefits	Distribution
Cancer	$61,000,000	6.94%
Cardiovascular	182,091,000	20.72%
Cerebrovascular	35,212,000	4.01%
Dementia	65,544,000	7.46%
Diabetes	64,117,000	7.29%
Multiple	205,020,000	23.33%
Neurological Disorders	25,774,000	2.93%
No Disease	97,641,000	11.11%
Other	101,033,000	11.49%
Respiratory Diseases	41,450,000	4.72%
Total Policy Benefits	$878,882,000	100.00%

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

As of September 30, 2015, 91.8% of insurance companies in our portfolio hold an investment-grade rating by Standard & Poor’s (BBB- or better), and the face value of policy benefits issued by one life insurance company with in the portfolio was 14.27%. Of the 49 insurance companies that insure the policies we own, ten companies insure approximately 72.57% of total face value of insurance benefits and the remaining 39 insurance companies insure the remaining approximately 27.47% of total face value of insurance benefits. The concentration risk of our ten largest insurance company holdings as of September 30, 2015 is set forth in the table below.

Rank	Policy Benefits	Percentage of Policy Benefit Amt.	Insurance Company	Ins. Co. S&P Rating
1	$125,380,000	14.27%	AXA Equitable Life Insurance Company	A+
2	$114,055,000	12.98%	John Hancock Life Insurance Company (U.S.A)	AA-
3	$80,822,000	9.20%	Transamerica Life Insurance Company	AA-
4	$62,475,000	7.11%	Voya Retirement Insurance and Annuity Company	A
5	$58,769,000	6.69%	Jefferson-Pilot Life Insurance Company	AA-
6	$44,750,000	5.09%	American General Life Insurance Company	A+
7	$43.750,000	4.98%	Massachusetts Mutual Life Insurance Company	AA+
8	$36,046,000	4.10%	Metropolitan Life Insurance Company	AA-
9	$35,932,000	4.09%	Lincoln National Life Insurance Company	AA-
10	$35,500,000	4.04%	West Coast Life Insurance Company	AA-

Life Insurance Portfolio Detail

(as of September 30, 2015)

	Face Amount	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
1	$1,100,000	Male	95	29.4	Voya Retirement Insurance and Annuity Company	A
2	$4,000,000	Male	94	35.0	MetLife Investors USA Insurance Company	AA-
3	$1,500,000	Female	94	32.8	Aviva Life Insurance Company	A-
4	$3,200,000	Male	94	27.5	West Coast Life Insurance Company	AA-
5	$1,000,000	Female	93	38.7	Transamerica Life Insurance Company	AA-
6	$264,000	Female	93	25.1	Lincoln Benefit Life Company	BBB+
7	$3,500,000	Male	92	40.5	Voya Retirement Insurance and Annuity Company	A
8	$500,000	Male	92	13.5	John Hancock Life Insurance Company (U.S.A)	AA-
9	$2,000,000	Female	92	11.9	Pruco Life Insurance Company	AA-
10	$250,000	Male	92	22.5	Transamerica Life Insurance Company	AA-
11	$1,682,773	Female	91	49.4	Hartford Life and Annuity Insurance Company	BBB+
12	$3,000,000	Male	91	42.5	West Coast Life Insurance Company	AA-
13	$5,000,000	Female	91	51.4	American General Life Insurance Company	A+
14	$5,000,000	Female	91	30.6	John Hancock Life Insurance Company (U.S.A)	AA-
15	$300,000	Female	91	30.3	West Coast Life Insurance Company	AA-
16	$3,845,000	Female	91	46.2	Pacific Life Insurance Company	A+
17	$5,000,000	Male	90	31.8	John Hancock Life Insurance Company (U.S.A)	AA-
18	$3,500,000	Female	90	55.4	John Hancock Life Insurance Company (U.S.A)	AA-
19	$3,100,000	Female	90	32.6	Lincoln Benefit Life Company	BBB+
20	$1,500,000	Female	90	67.7	Jefferson-Pilot Life Insurance Company	AA-
21	$3,000,000	Female	90	32.1	Jefferson-Pilot Life Insurance Company	AA-
22	$5,000,000	Female	90	38.8	Voya Retirement Insurance and Annuity Company	A
23	$5,000,000	Female	90	16.8	Lincoln National Life Insurance Company	AA-
24	$1,000,000	Male	90	8.1	Voya Retirement Insurance and Annuity Company	A
25	$1,203,520	Male	90	42.7	Columbus Life Insurance Company	AA
26	$1,350,000	Female	90	34.5	Jefferson-Pilot Life Insurance Company	AA-
27	$600,000	Female	90	20.2	Columbus Life Insurance Company	AA
28	$5,000,000	Female	89	49.5	Massachusetts Mutual Life Insurance Company	AA+
29	$2,500,000	Female	89	46.8	American General Life Insurance Company	A+
30	$2,500,000	Male	89	55.0	Pacific Life Insurance Company	A+
31	$1,000,000	Female	89	49.4	United of Omaha Life Insurance Company	AA-
32	$1,103,922	Female	89	59.4	Sun Life Assurance Company of Canada (U.S.)	AA-
33	$1,000,000	Female	89	63.5	Transamerica Life Insurance Company	AA-
34	$250,000	Female	89	63.5	Transamerica Life Insurance Company	AA-
35	$2,500,000	Female	89	5.8	AXA Equitable Life Insurance Company	A+
36	$2,500,000	Female	89	5.8	AXA Equitable Life Insurance Company	A+
37	$715,000	Female	89	59.2	Jefferson-Pilot Life Insurance Company	AA-
38	$2,225,000	Female	89	83.6	Transamerica Life Insurance Company	AA-
39	$3,500,000	Female	89	39.3	Lincoln National Life Insurance Company	AA-
40	$500,000	Female	88	65.9	Sun Life Assurance Company of Canada (U.S.)	AA-
41	$250,000	Male	88	70.4	Metropolitan Life Insurance Company	AA-

42	$4,000,000	Female	88	70.0	Transamerica Life Insurance Company	AA-
43	$5,000,000	Male	88	51.6	AXA Equitable Life Insurance Company	A+
44	$1,500,000	Male	88	42.3	John Hancock Life Insurance Company (U.S.A)	AA-
45	$1,500,000	Male	88	42.3	John Hancock Life Insurance Company (U.S.A)	AA-
46	$1,050,000	Male	88	43.5	John Hancock Life Insurance Company (U.S.A)	AA-
47	$1,000,000	Male	88	53.6	AXA Equitable Life Insurance Company	A+
48	$500,000	Male	88	60.1	Lincoln National Life Insurance Company	AA-
49	$4,785,380	Female	88	44.3	John Hancock Life Insurance Company (U.S.A)	AA-
50	$1,803,455	Female	88	47.6	Metropolitan Life Insurance Company	AA-
51	$1,529,270	Female	88	47.6	Metropolitan Life Insurance Company	AA-
52	$800,000	Male	88	68.8	Lincoln National Life Insurance Company	AA-
53	$5,000,000	Male	88	50.4	John Hancock Life Insurance Company (U.S.A)	AA-
54	$3,000,000	Female	88	80.0	Massachusetts Mutual Life Insurance Company	AA+
55	$200,000	Male	88	46.9	Lincoln Benefit Life Company	BBB+
56	$4,445,467	Male	88	57.0	Penn Mutual Life Insurance Company	A+
57	$1,500,000	Male	88	44.8	Union Central Life Insurance Company	A+
58	$7,500,000	Male	88	48.5	Jefferson-Pilot Life Insurance Company	AA-
59	$3,600,000	Female	88	56.0	AXA Equitable Life Insurance Company	A+
60	$3,000,000	Male	88	42.1	Jefferson-Pilot Life Insurance Company	AA-
61	$2,000,000	Male	88	45.2	John Hancock Life Insurance Company (U.S.A)	AA-
62	$100,000	Female	88	54.2	American General Life Insurance Company	A+
63	$100,000	Female	88	54.2	American General Life Insurance Company	A+
64	$396,791	Male	88	35.2	Lincoln National Life Insurance Company	AA-
65	$1,500,000	Male	88	105.9	Transamerica Life Insurance Company	AA-
66	$3,000,000	Male	88	31.4	American General Life Insurance Company	A+
67	$1,000,000	Male	87	59.5	John Hancock Life Insurance Company (U.S.A)	AA-
68	$2,000,000	Male	87	59.5	John Hancock Life Insurance Company (U.S.A)	AA-
69	$5,000,000	Male	87	47.7	Jefferson-Pilot Life Insurance Company	AA-
70	$5,000,000	Female	87	33.0	Transamerica Life Insurance Company	AA-
71	$3,000,000	Male	87	47.7	Transamerica Life Insurance Company	AA-
72	$1,200,000	Male	87	72.8	Transamerica Life Insurance Company	AA-
73	$6,000,000	Female	87	54.7	Sun Life Assurance Company of Canada (U.S.)	AA-
74	$3,000,000	Male	87	78.9	AXA Equitable Life Insurance Company	A+
75	$1,000,000	Female	87	34.4	New York Life Insurance Company	AA+
76	$10,000,000	Female	87	70.1	West Coast Life Insurance Company	AA-
77	$2,500,000	Male	87	46.5	Transamerica Life Insurance Company	AA-
78	$1,000,000	Female	87	48.9	West Coast Life Insurance Company	AA-
79	$2,000,000	Female	87	48.9	West Coast Life Insurance Company	AA-
80	$500,000	Female	87	52.9	Beneficial Life Insurance Company	N/A
81	$800,000	Male	87	53.6	National Western Life Insurance Company	A
82	$5,000,000	Male	87	79.0	Lincoln National Life Insurance Company	AA-
83	$1,000,000	Female	87	26.7	John Hancock Life Insurance Company (U.S.A)	AA-
84	$4,513,823	Female	87	22.5	Aviva Life Insurance Company	A-
85	$2,000,000	Male	87	93.9	Voya Retirement Insurance and Annuity Company	A
86	$2,000,000	Male	87	93.9	Voya Retirement Insurance and Annuity Company	A

87	$2,000,000	Male	87	93.9	Voya Retirement Insurance and Annuity Company	A
88	$2,000,000	Female	87	74.2	U.S. Financial Life Insurance Company	A+
89	$1,365,000	Female	86	92.8	Transamerica Life Insurance Company	AA-
90	$1,000,000	Female	86	82.6	Voya Retirement Insurance and Annuity Company	A
91	$200,000	Female	86	84.3	Lincoln National Life Insurance Company	AA-
92	$1,000,000	Male	86	38.0	Massachusetts Mutual Life Insurance Company	AA+
93	$1,000,000	Female	86	22.8	State Farm Life Insurance Company	AA-
94	$2,000,000	Male	86	82.7	Transamerica Life Insurance Company	AA-
95	$8,500,000	Male	86	79.3	Massachusetts Mutual Life Insurance Company	AA+
96	$2,328,547	Male	86	42.6	Metropolitan Life Insurance Company	AA-
97	$2,000,000	Male	86	42.6	Metropolitan Life Insurance Company	AA-
98	$1,000,000	Male	86	24.6	Transamerica Life Insurance Company	AA-
99	$500,000	Male	86	79.8	Metropolitan Life Insurance Company	AA-
100	$2,000,000	Male	86	59.9	Jefferson-Pilot Life Insurance Company	AA-
101	$3,000,000	Female	86	68.9	Transamerica Life Insurance Company	AA-
102	$347,211	Male	86	40.9	Prudential Life Insurance Company	AA-
103	$1,800,000	Male	86	51.7	John Hancock Variable Life Insurance Company	AA-
104	$2,000,000	Male	86	61.7	AXA Equitable Life Insurance Company	A+
105	$1,750,000	Male	86	61.7	AXA Equitable Life Insurance Company	A+
106	$4,000,000	Male	86	50.4	Metropolitan Life Insurance Company	AA-
107	$2,000,000	Male	86	33.0	Transamerica Life Insurance Company	AA-
108	$1,425,000	Male	86	77.4	John Hancock Life Insurance Company (U.S.A)	AA-
109	$1,500,000	Male	85	47.5	Transamerica Life Insurance Company	AA-
110	$1,500,000	Female	85	106.0	Lincoln Benefit Life Company	BBB+
111	$3,750,000	Male	85	74.4	AXA Equitable Life Insurance Company	A+
112	$1,000,000	Male	85	58.4	John Hancock Life Insurance Company (U.S.A)	AA-
113	$2,000,000	Female	85	82.4	AXA Equitable Life Insurance Company	A+
114	$1,000,000	Male	85	52.3	Voya Retirement Insurance and Annuity Company	A
115	$3,000,000	Female	85	80.8	Sun Life Assurance Company of Canada (U.S.)	AA-
116	$829,022	Female	85	23.0	Hartford Life and Annuity Insurance Company	BBB+
117	$1,500,000	Male	85	76.8	AXA Equitable Life Insurance Company	A+
118	$5,000,000	Male	85	86.4	Voya Retirement Insurance and Annuity Company	A
119	$1,500,000	Male	85	47.3	Voya Retirement Insurance and Annuity Company	A
120	$1,500,000	Male	85	47.3	Voya Retirement Insurance and Annuity Company	A
121	$5,000,000	Male	85	71.0	Voya Retirement Insurance and Annuity Company	A
122	$500,000	Male	85	39.9	Genworth Life Insurance Company	BBB-
123	$1,000,000	Male	85	45.2	John Hancock Life Insurance Company (U.S.A)	AA-
124	$4,000,000	Female	85	48.7	Voya Retirement Insurance and Annuity Company	A
125	$5,000,000	Female	85	89.9	American General Life Insurance Company	A+
126	$3,500,000	Female	85	104.5	Lincoln Benefit Life Company	BBB+
127	$5,000,000	Female	84	97.8	AXA Equitable Life Insurance Company	A+
128	$1,000,000	Female	84	80.5	John Hancock Life Insurance Company (U.S.A)	AA-
129	$6,000,000	Female	84	107.8	American General Life Insurance Company	A+
130	$5,000,000	Male	84	63.6	AXA Equitable Life Insurance Company	A+
131	$1,433,572	Male	84	53.5	Security Mutual Life Insurance Company of NY	N/A

132	$2,000,000	Male	84	38.4	National Life Insurance Company	A
133	$1,000,000	Female	84	42.7	Metropolitan Life Insurance Company	AA-
134	$2,147,816	Female	84	117.4	John Hancock Life Insurance Company (U.S.A)	AA-
135	$4,200,000	Female	84	115.7	Transamerica Life Insurance Company	AA-
136	$750,000	Male	84	86.6	West Coast Life Insurance Company	AA-
137	$4,000,000	Male	84	35.1	John Hancock Life Insurance Company (U.S.A)	AA-
138	$1,000,000	Male	84	75.8	John Hancock Life Insurance Company (U.S.A)	AA-
139	$2,000,000	Female	84	95.7	Lincoln Benefit Life Company	BBB+
140	$5,000,000	Male	84	72.5	Jefferson-Pilot Life Insurance Company	AA-
141	$2,700,000	Male	84	59.4	John Hancock Life Insurance Company (U.S.A)	AA-
142	$2,400,000	Male	84	35.8	Genworth Life Insurance Company	BBB-
143	$7,600,000	Female	84	96.7	Transamerica Life Insurance Company	AA-
144	$250,000	Male	84	50.6	Transamerica Life Insurance Company	AA-
145	$2,500,000	Female	84	62.7	American General Life Insurance Company	A+
146	$2,500,000	Male	84	57.2	AXA Equitable Life Insurance Company	A+
147	$3,000,000	Male	84	57.2	Lincoln National Life Insurance Company	AA-
148	$2,000,000	Male	84	83.7	Pacific Life Insurance Company	A+
149	$3,000,000	Female	84	41.7	AXA Equitable Life Insurance Company	A+
150	$1,703,959	Male	84	65.4	Jefferson-Pilot Life Insurance Company	AA-
151	$3,000,000	Male	84	59.4	Metropolitan Life Insurance Company	AA-
152	$500,000	Male	84	17.2	Great Southern Life Insurance Company	N/A
153	$1,000,000	Male	84	55.8	Hartford Life and Annuity Insurance Company	BBB+
154	$400,000	Male	84	48.3	Transamerica Life Insurance Company	AA-
155	$10,000,000	Female	84	57.3	American National Insurance Company	A
156	$500,000	Male	84	24.2	West Coast Life Insurance Company	AA-
157	$3,500,000	Female	83	90.2	Jefferson-Pilot Life Insurance Company	AA-
158	$500,000	Male	83	98.3	Metropolitan Life Insurance Company	AA-
159	$1,000,000	Male	83	67.2	Lincoln National Life Insurance Company	AA-
160	$3,000,000	Male	83	39.5	U.S. Financial Life Insurance Company	A+
161	$1,900,000	Male	83	64.3	American National Insurance Company	A
162	$500,000	Male	83	44.8	New York Life Insurance Company	AA+
163	$500,000	Male	83	44.8	New York Life Insurance Company	AA+
164	$5,000,000	Male	83	71.6	AXA Equitable Life Insurance Company	A+
165	$385,000	Male	83	72.2	Metropolitan Life Insurance Company	AA-
166	$500,000	Male	83	72.2	Metropolitan Life Insurance Company	AA-
167	$10,000,000	Male	83	72.9	Lincoln National Life Insurance Company	AA-
168	$250,000	Male	83	31.2	Jackson National Life Insurance Company	AA
169	$1,500,000	Male	83	74.4	Jefferson-Pilot Life Insurance Company	AA-
170	$3,500,000	Female	83	86.1	AXA Equitable Life Insurance Company	A+
171	$5,000,000	Female	83	74.5	Sun Life Assurance Company of Canada (U.S.)	AA-
172	$3,000,000	Female	83	91.4	MetLife Investors USA Insurance Company	AA-
173	$750,000	Male	83	80.2	John Hancock Life Insurance Company (U.S.A)	AA-
174	$4,500,000	Male	83	72.0	AXA Equitable Life Insurance Company	A+
175	$1,250,000	Female	83	59.3	Columbus Life Insurance Company	AA
176	$2,275,000	Male	83	91.2	Voya Retirement Insurance and Annuity Company	A

177	$10,000,000	Male	83	82.4	AXA Equitable Life Insurance Company	A+
178	$2,300,000	Male	83	21.0	American General Life Insurance Company	A+
179	$3,500,000	Male	83	70.7	AXA Equitable Life Insurance Company	A+
180	$6,217,200	Female	83	103.8	Phoenix Life Insurance Company	B+
181	$2,500,000	Female	83	70.3	Voya Retirement Insurance and Annuity Company	A
182	$5,000,000	Female	83	55.4	Massachusetts Mutual Life Insurance Company	AA+
183	$1,500,000	Male	83	24.4	Pacific Life Insurance Company	A+
184	$2,000,000	Female	83	95.4	Jefferson-Pilot Life Insurance Company	AA-
185	$5,000,000	Male	83	82.2	Jefferson-Pilot Life Insurance Company	AA-
186	$3,000,000	Male	82	67.2	Protective Life Insurance Company	AA-
187	$1,500,000	Male	82	67.2	American General Life Insurance Company	A+
188	$2,000,000	Female	82	114.6	Transamerica Life Insurance Company	AA-
189	$1,500,000	Male	82	56.8	Pacific Life Insurance Company	A+
190	$5,000,000	Male	82	108.6	American General Life Insurance Company	A+
191	$250,000	Male	82	147.5	Voya Retirement Insurance and Annuity Company	A
192	$1,995,000	Female	82	78.5	Transamerica Life Insurance Company	AA-
193	$4,000,000	Male	82	55.5	Jefferson-Pilot Life Insurance Company	AA-
194	$10,000,000	Male	82	79.7	New York Life Insurance Company	AA+
195	$5,000,000	Male	82	74.3	Transamerica Life Insurance Company	AA-
196	$2,000,000	Male	82	70.1	Ohio National Life Assurance Corporation	AA-
197	$1,000,000	Male	82	70.1	Ohio National Life Assurance Corporation	AA-
198	$350,000	Male	82	35.3	Reassure America Life Insurance Company	AA
199	$5,000,000	Male	81	91.8	AXA Equitable Life Insurance Company	A+
200	$8,000,000	Male	81	84.9	AXA Equitable Life Insurance Company	A+
201	$550,000	Male	81	103.5	Genworth Life Insurance Company	BBB-
202	$500,000	Male	81	64.2	West Coast Life Insurance Company	AA-
203	$1,680,000	Female	81	68.9	AXA Equitable Life Insurance Company	A+
204	$1,000,000	Female	81	96.5	Jefferson-Pilot Life Insurance Company	AA-
205	$1,250,000	Male	81	100.9	Metropolitan Life Insurance Company	AA-
206	$1,000,000	Male	81	66.1	AXA Equitable Life Insurance Company	A+
207	$1,250,000	Female	81	74.7	Principal Life Insurance Company	A+
208	$1,000,000	Male	81	57.2	AXA Equitable Life Insurance Company	A+
209	$700,000	Male	81	102.3	Banner Life Insurance Company	AA-
210	$3,000,000	Male	81	99.1	John Hancock Life Insurance Company (U.S.A)	AA-
211	$2,000,000	Male	81	41.0	Jefferson-Pilot Life Insurance Company	AA-
212	$10,000,000	Male	81	70.2	Hartford Life and Annuity Insurance Company	BBB+
213	$1,750,000	Male	81	83.4	AXA Equitable Life Insurance Company	A+
214	$5,000,000	Male	81	73.1	AXA Equitable Life Insurance Company	A+
215	$300,000	Female	81	73.7	Hartford Life and Annuity Insurance Company	BBB+
216	$250,000	Male	81	80.6	American General Life Insurance Company	A+
217	$2,502,000	Male	81	151.5	Transamerica Life Insurance Company	AA-
218	$10,000,000	Male	81	114.0	John Hancock Life Insurance Company (U.S.A)	AA-
219	$1,210,000	Male	81	66.7	Lincoln National Life Insurance Company	AA-
220	$3,000,000	Female	81	106.5	West Coast Life Insurance Company	AA-
221	$7,000,000	Male	81	87.2	Genworth Life Insurance Company	BBB-

222	$3,000,000	Male	80	92.5	Voya Retirement Insurance and Annuity Company	A
223	$4,000,000	Male	80	82.6	Jefferson-Pilot Life Insurance Company	AA-
224	$3,000,000	Male	80	151.4	Metropolitan Life Insurance Company	AA-
225	$5,000,000	Male	80	92.6	John Hancock Life Insurance Company (U.S.A)	AA-
226	$800,000	Male	80	80.7	North American Company for Life And Health Insurance	A+
227	$2,000,000	Male	80	28.9	Metropolitan Life Insurance Company	AA-
228	$6,000,000	Male	80	124.6	AXA Equitable Life Insurance Company	A+
229	$320,987	Female	80	106.6	John Hancock Life Insurance Company (U.S.A)	AA-
230	$130,000	Male	80	52.5	Genworth Life Insurance Company	BBB-
231	$1,000,000	Male	80	125.7	Empire General Life Assurance Corporation	AA-
232	$2,000,000	Female	80	90.1	Pacific Life Insurance Company	A+
233	$4,300,000	Female	80	111.6	American National Insurance Company	A
234	$200,000	Male	80	68.8	Kansas City Life Insurance Company	N/A
235	$2,000,000	Female	80	88.8	Transamerica Life Insurance Company	AA-
236	$1,000,000	Male	80	58.6	Pacific Life Insurance Company	A+
237	$3,000,000	Male	80	112.7	Principal Life Insurance Company	A+
238	$200,000	Male	80	47.8	Prudential Life Insurance Company	AA-
239	$500,000	Male	80	49.3	Transamerica Life Insurance Company	AA-
240	$3,000,000	Male	79	44.3	Pacific Life Insurance Company	A+
241	$3,000,000	Male	79	44.3	Minnesota Life Insurance Company	A+
242	$3,000,000	Male	79	44.2	Prudential Life Insurance Company	AA-
243	$5,000,000	Male	79	100.0	Pacific Life Insurance Company	A+
244	$5,000,000	Male	79	100.0	Pacific Life Insurance Company	A+
245	$3,601,500	Male	79	96.1	Transamerica Life Insurance Company	AA-
246	$1,000,000	Male	79	98.5	Sun Life Assurance Company of Canada (U.S.)	AA-
247	$5,000,000	Male	79	91.1	John Hancock Life Insurance Company (U.S.A)	AA-
248	$5,000,000	Male	79	131.4	Principal Life Insurance Company	A+
249	$1,009,467	Male	79	61.0	John Hancock Life Insurance Company (U.S.A)	AA-
250	$7,000,000	Male	79	88.1	Lincoln Benefit Life Company	BBB+
251	$100,000	Male	79	66.1	North American Company for Life And Health Insurance	A+
252	$5,000,000	Male	79	58.8	John Hancock Life Insurance Company (U.S.A)	AA-
253	$476,574	Male	79	74.3	Transamerica Life Insurance Company	AA-
254	$2,250,000	Male	79	96.5	Massachusetts Mutual Life Insurance Company	AA+
255	$775,000	Male	79	126.8	Lincoln National Life Insurance Company	AA-
256	$1,000,000	Female	79	125.9	John Hancock Life Insurance Company (U.S.A)	AA-
257	$1,000,000	Male	79	112.8	Metropolitan Life Insurance Company	AA-
258	$6,000,000	Male	79	109.5	AXA Equitable Life Insurance Company	A+
259	$5,000,000	Female	79	118.9	Voya Retirement Insurance and Annuity Company	A
260	$750,000	Male	79	71.9	Lincoln National Life Insurance Company	AA-
261	$5,000,000	Male	79	184.8	West Coast Life Insurance Company	AA-
262	$3,000,000	Male	79	97.9	Principal Life Insurance Company	A+
263	$5,000,000	Male	78	121.1	Jefferson-Pilot Life Insurance Company	AA-
264	$3,000,000	Male	78	88.4	American General Life Insurance Company	A+
265	$5,000,000	Male	78	81.1	John Hancock Life Insurance Company (U.S.A)	AA-
266	$500,000	Male	78	69.4	John Hancock Life Insurance Company (U.S.A)	AA-

267	$1,000,000	Male	78	117.3	Metropolitan Life Insurance Company	AA-
268	$4,000,000	Male	78	52.3	MetLife Investors USA Insurance Company	AA-
269	$2,500,000	Male	78	90.3	Massachusetts Mutual Life Insurance Company	AA+
270	$2,500,000	Male	78	90.3	Massachusetts Mutual Life Insurance Company	AA+
271	$500,000	Female	78	118.9	Columbus Life Insurance Company	AA
272	$1,750,000	Male	78	65.4	John Hancock Life Insurance Company (U.S.A)	AA-
273	$5,000,000	Male	78	106.5	Transamerica Life Insurance Company	AA-
274	$3,750,000	Male	78	61.5	AXA Equitable Life Insurance Company	A+
275	$2,000,000	Female	78	59.2	Transamerica Life Insurance Company	AA-
276	$2,840,000	Male	77	101.6	Transamerica Life Insurance Company	AA-
277	$4,000,000	Male	77	71.1	Massachusetts Mutual Life Insurance Company	AA+
278	$1,000,000	Female	77	78.3	John Hancock Life Insurance Company (U.S.A)	AA-
279	$2,000,000	Male	77	110.5	Genworth Life Insurance Company	BBB-
280	$490,620	Male	77	90.4	Ameritas Life Insurance Corporation	A+
281	$600,000	Male	77	87.6	Protective Life Insurance Company	AA-
282	$5,000,000	Male	76	153.6	Prudential Life Insurance Company	AA-
283	$3,000,000	Male	76	101.4	Prudential Life Insurance Company	AA-
284	$5,000,000	Male	76	147.1	Massachusetts Mutual Life Insurance Company	AA+
285	$5,000,000	Male	76	147.1	Massachusetts Mutual Life Insurance Company	AA+
286	$3,000,000	Male	76	107.9	Protective Life Insurance Company	AA-
287	$2,000,000	Female	76	123.9	Aviva Life Insurance Company	A-
288	$7,000,000	Female	76	126.8	Pacific Life Insurance Company	A+
289	$850,000	Male	76	72.3	New York Life Insurance Company	AA+
290	$1,000,000	Male	76	87.2	Pacific Life Insurance Company	A+
291	$2,000,000	Male	76	123.8	Transamerica Life Insurance Company	AA-
292	$150,000	Male	76	110.1	Genworth Life Insurance Company	BBB-
293	$5,000,000	Male	76	63.2	West Coast Life Insurance Company	AA-
294	$250,000	Male	75	108.7	Midland National Life Insurance Company	A+
295	$3,000,000	Male	75	59.4	Aviva Life Insurance Company	A-
296	$200,000	Male	75	74.6	Voya Retirement Insurance and Annuity Company	A
297	$3,000,000	Male	75	118.4	John Hancock Life Insurance Company (U.S.A)	AA-
298	$5,000,000	Male	75	118.4	John Hancock Life Insurance Company (U.S.A)	AA-
299	$8,000,000	Male	75	108.1	Metropolitan Life Insurance Company	AA-
300	$4,000,000	Female	75	148.8	American General Life Insurance Company	A+
301	$5,000,000	Male	75	36.4	Lincoln Benefit Life Company	BBB+
302	$3,000,000	Female	75	121.0	General American Life Insurance Company	AA-
303	$1,000,000	Male	74	106.1	Transamerica Life Insurance Company	AA-
304	$500,000	Male	74	114.0	United of Omaha Life Insurance Company	AA-
305	$300,000	Male	74	20.1	Lincoln National Life Insurance Company	AA-
306	$2,000,000	Male	74	104.1	American General Life Insurance Company	A+
307	$10,000,000	Female	74	145.2	Voya Retirement Insurance and Annuity Company	A
308	$500,000	Male	73	41.6	Midland National Life Insurance Company	A+
309	$3,000,000	Male	73	80.2	AXA Equitable Life Insurance Company	A+
310	$2,500,000	Male	73	113.7	John Hancock Life Insurance Company (U.S.A)	AA-
311	$500,000	Male	73	145.4	Prudential Life Insurance Company	AA-

312	$500,000	Male	72	132.8	Ameritas Life Insurance Corporation	A+
313	$370,000	Male	72	132.8	Ameritas Life Insurance Corporation	A+
314	$500,000	Male	72	138.8	Metropolitan Life Insurance Company	AA-
315	$2,500,000	Male	72	115.0	American General Life Insurance Company	A+
316	$300,000	Male	72	121.5	New England Life Insurance Company	AA-
317	$1,167,000	Male	72	32.3	Transamerica Life Insurance Company	AA-
318	$1,500,000	Male	72	118.5	Metropolitan Life Insurance Company	AA-
319	$10,000,000	Male	72	128.6	AXA Equitable Life Insurance Company	A+
320	$3,000,000	Male	71	82.8	John Hancock Life Insurance Company (U.S.A)	AA-
321	$2,000,000	Male	71	109.2	New York Life Insurance Company	AA+
322	$2,000,000	Male	71	109.2	New York Life Insurance Company	AA+
323	$5,000,000	Male	71	138.4	John Hancock Life Insurance Company (U.S.A)	AA-
324	$2,500,000	Male	71	124.5	Lincoln National Life Insurance Company	AA-
325	$2,500,000	Male	71	124.5	John Hancock Life Insurance Company (U.S.A)	AA-
326	$600,000	Male	71	92.6	AXA Equitable Life Insurance Company	A+
327	$420,000	Male	71	132.7	RiverSource Life Insurance Company	A+
328	$650,000	Female	70	81.2	Voya Retirement Insurance and Annuity Company	A
329	$1,250,000	Male	70	109.5	West Coast Life Insurance Company	AA-
330	$500,000	Male	70	100.3	Transamerica Life Insurance Company	AA-
331	$500,000	Male	70	100.3	North American Company for Life And Health Insurance	A+
332	$2,000,000	Male	68	121.8	Transamerica Life Insurance Company	AA-
333	$1,000,000	Male	68	121.8	Genworth Life Insurance Company	BBB-
334	$1,000,000	Male	68	68.9	Protective Life Insurance Company	AA-
335	$156,538	Female	68	114.8	New York Life Insurance Company	AA+
336	$2,000,000	Male	68	56.5	MetLife Investors USA Insurance Company	AA-
337	$2,000,000	Male	68	56.5	MetLife Investors USA Insurance Company	AA-
338	$5,616,468	Male	67	191.2	John Hancock Life Insurance Company (U.S.A)	AA-
339	$3,000,000	Male	66	110.0	Voya Retirement Insurance and Annuity Company	A
340	$2,000,000	Male	66	110.0	AXA Equitable Life Insurance Company	A+
341	$1,000,000	Male	66	53.7	Lincoln National Life Insurance Company	AA-
342	$1,000,000	Male	66	86.7	Transamerica Life Insurance Company	AA-
343	$250,000	Male	66	173.6	Prudential Life Insurance Company	AA-
	$878,881,882

(1)	The insured’s age is current as of the measurement date.
(2)	The insured’s life expectancy estimate, other than for a small face value insurance policy benefit, is the average of two life expectancy estimates provided by independent third-party medical actuarial underwriting firms actuarially adjusted through the measurement date.

ITEM 4.	CONTROLS AND PROCEDURES.

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

As of September 30, 2015, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective.

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

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2015 based on criteria for effective control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), 2013 framework in “Internal Control—Integrated Framework.” Based on this assessment, our management concluded that, as of the evaluation date, we maintained effective internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit
31.1	Section 302 Certification of the Chief Executive Officer (filed herewith).
31.2	Section 302 Certification of the Chief Financial Officer (filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ( filed herewith ).
99.1	Letter from Model Actuarial Pricing Systems, dated October 29, 2015 (filed herewith).
101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Schema Document (filed herewith).
101.CAL	XBRL Calculation Linkbase Document (filed herewith).
101.DEF	XBRL Definition Linkbase Document (filed herewith).
101.LAB	XBRL Label Linkbase Document (filed herewith).
101.PRE	XBRL Presentation Linkbase Document (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GWG HOLDINGS, INC.

Date: November 12, 2015	By:	/s/ Jon R. Sabes
Chief Executive Officer

Date: November 12, 2015	By:	/s/ William B. Acheson
Chief Financial Officer

