Form 10-K
period 2015-12-31
GWG Holdings, Inc.
filed 2016-03-22
CIK 1522690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ________ to ________

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

Common Stock

Securities registered pursuant to Section 12(g) of the Act

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of  March 22, 2016, GWG Holdings, Inc. had 5,941,790 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for our 2016 Annual Meeting of Stockholders which is to be filed within 120 days after the end of the fiscal year ended December 31, 2015, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

GWG HOLDINGS, INC.

Index to Form 10-K

for the Fiscal Year Ended December 31, 2015

PART I

ITEM 1. BUSINESS.

Overview

GWG Holdings, Inc. is a specialty finance company and a leading financial purchaser of life insurance assets in the secondary market. We create opportunities for consumers owning life insurance to obtain significant value for their policies as compared to the traditional options offered by insurance companies. We also create opportunities for investors to participate in alternative asset classes, such as life insurance, not correlated to traditional financial markets. In so doing, we enable investors to take advantage of financial opportunities dominated by banks prior to the 2008 credit crisis.

The life insurance secondary market provides consumers with the opportunity to sell their life insurance policies to financial buyers for a market value, rather than the surrender value offered by insurance carriers. When a life insurance policy is sold, the purchase price will exceed the surrender value, but will be at a discount to the face value of the policy benefit. Since inception, we have purchased approximately $1.85 billion in face value of policy benefits from consumers for over $315.5 million, an amount that exceeded their surrender value by over $294.7 million. Why do consumers choose to sell their life insurance in the secondary market? There are a number of reasons, such as no longer needing or wanting the coverage, no longer being able to afford the premiums, or just wanting to maximize their life insurance investment. We believe that, for consumers 65 years or older and owning life insurance, we provide a unique financial opportunity that is far more valuable than surrendering a policy for a fraction of its market value or allowing it to lapse as worthless.

Market researchers believe that the market opportunity in the life insurance secondary market is significant, with the annual net market potential of $138 billion in face value of policy benefits in 2015. To seize this opportunity, we have built a robust operational platform to offer consumers options based on the market value of their life insurance that include: (i) selling the entire policy benefit for cash, or (ii) selling a portion of the policy benefit and retaining a portion of the benefit with no future premium obligation. When we purchase a life insurance policy, we expect to continue paying the premiums for that policy until the policy benefit is paid upon the mortality of the insured. We believe we are well positioned to capitalize on the market opportunity to serve consumers in the life insurance secondary market.

The life insurance secondary market provides buyers of life insurance policies with the opportunity to purchase an alternative asset that potentially generates attractive investment returns not correlated to traditional financial markets. When a buyer acquires a life insurance asset in the secondary market, that buyer acquires a financial obligation of an insurance carrier to pay the face value of the insurance policy benefit. The potential yield generated from a portfolio of life insurance assets equals the difference between the purchase price of the life insurance assets, plus the premiums and financing costs to maintain those assets, and the face value of the policy benefits received. As of December 31, 2015, our total investment in our portfolio of life insurance assets, including the purchase price and attendant premiums and financing costs was $353 million, and the total face value of life insurance policy benefits of our portfolio was $945 million.

We seek to build a profitable and large portfolio of life insurance assets that are well diversified in terms of insurance companies and insureds. We believe that diversification is a key risk mitigation strategy to provide consistent cash flows and reliable investment returns from our portfolio of life insurance assets. To grow our portfolio and achieve the diversification we seek, we offer investors the opportunity to participate in the yield potentially generated by our portfolio of life insurance assets through a variety of financings and securities offerings. We chose to finance our business in this manner after the 2008 credit crisis, during which banks largely ceased financing alternative asset classes as a result of the regulatory response to the financial crisis. We believe we are well positioned to continue providing investors with yield participation opportunities from alternative asset classes once dominated by the banking sector.

Our business was originally organized in February 2006, and we added our current parent holding company, GWG Holdings Inc., in March 2008. In September 2014, we consummated an initial public offering of our common stock on The Nasdaq Capital Market, where our stock trades under the ticker symbol “GWGH.”

In February 2016, we launched a new operating division in the merchant cash industry through a subsidiary entity, GWG MCA Capital, Inc. (“GWG MCA”). GWG MCA provides secured loans to merchant cash advance funders, and also provides merchant cash advances directly to small businesses across the United States. To begin this operating division, we acquired a $4.3 million portfolio of loans and advances from a subsidiary of Walker Preston Capital. As part of the transaction, we retained the services of Patrick F. Preece as the President and Chief Executive Officer of GWG MCA. Mr. Preece had been the Chief Executive Officer of Walker Preston Capital prior to our acquisition of its loan portfolio and, prior to his work with Walker Preston Capital, Mr. Preece was head of asset securitization for Autobahn Funding, a $6 billion commercial paper conduit for DZ Bank that specialized in financing alternative classes. To finance our GWG MCA portfolio, we intend to offer investors the opportunity to participate in the yield potentially generated by these alternative assets through a variety of securities offerings.

GWG Holdings, Inc. (GWG Holdings) conducts its life insurance related business through a wholly-owned subsidiary, GWG Life, LLC (GWG Life), and GWG Life’s wholly-owned subsidiaries, GWG Trust (Trust), GWG DLP Funding II, LLC (DLP II) and GWG DLP Funding III, LLC (DLP III). As indicated above, GWG Holdings conducts its merchant cash advance activities through GWG MCA. All of these entities are legally organized in Delaware. Unless the context otherwise requires or we specifically so indicate, all references in this report to “we”, “us”, “our”, “our Company”, “GWG”, or the “Company” refer to these entities collectively. Our headquarters are based in Minneapolis, Minnesota.

Markets

Consumers Owning Life Insurance

The potential secondary market for life insurance is large. According to the American Council of Life Insurers Fact Book 2015 (ACLI), individuals owned over $11.0 trillion in face value of life insurance policy benefits in the United States in 2014. This figure includes all types of policies, including term and permanent insurance known as whole life and universal life. The ACLI reports that the lapse and surrender rate of 5.3% for individual life insurance policies, amounting to over $602 billion in face value of policy benefits lapsed and surrendered in 2014 alone. These figures do not include group-owned life insurance, such as employer-provided life insurance, the market for which totaled over $8.2 trillion of face value of life insurance policy benefits in the United States in 2014. Group-owned life insurance exhibits similar lapse and surrender rates to consumer owned life insurance according to the ACLI. Owners of life insurance lapse or surrender their policies for a variety of reasons, including: (i) the insurance coverage is no longer needed; (ii) the internal cash value of the policy is substantially less than was projected due to unrealistic assumptions made about the insurance policy’s earnings when the policy was originally purchased; (iii) the insurance premiums are no longer affordable for the policy owner for a variety of reasons; or (iv) there is a desire to maximize the insurance policy’s investment value in the secondary market.

The life insurance secondary market has developed in response to the large volume of policy lapses and surrenders and inadequate value offered to consumers by the insurance carriers. According to research conducted by a leading actuarial firm, it is estimated that 88% of all universal life insurance policies do not result in the payment of a benefit claim. Rather than allowing a policy to lapse as worthless, or surrendering a life insurance policy at a fraction of its market value, the secondary market can be a source of significant value to consumers. Without the secondary market, insurance carriers maintain monopsony power over consumers who no longer desire to pay the premiums for their life insurance coverage. To illustrate the significance of this value, since our inception we have paid consumers $315.5 million for their life insurance policies as compared to the $20.8 million of cash surrender value offered by insurance carriers for these same policies. The development of a vibrant life insurance secondary market provides consumers with greater flexibility and options for the life insurance assets they own and maintain.

The life insurance secondary market is geared towards consumers, 65 years and older, who own life insurance and are addressing their post-retirement financial options. These consumers represent the fastest growing demographic segment in the United States according to the U.S. Census Bureau. And as these consumers age, they and their families will be faced with a variety of financial needs that can benefit from the value-added options our market offers.

Research by Conning Research & Consulting (Conning) reports that the annual net market potential for life insurance policy benefits sold in the secondary market exceeds $138 billion in 2015. Of that market potential, Conning estimates that investors purchased approximately $1.7 billion in face value of life insurance assets in 2014, indicating that the market is dramatically underserved. And with an aging demographic in the United States, Conning expects the net market potential to grow to an annual $166 billion in face value of life insurance benefits by 2024. We share the belief that the life insurance secondary market represents a both a dramatically underserved market and significant long-term growth opportunity. We further believe that GWG is well organized and positioned to address the market need.

Investors Seeking Alternative Assets

Since the credit crisis of 2008, the flow of capital to a variety of alternative asset classes has undergone a structural shift. Alternative assets, broadly defined, are any non-traditional asset with potential economic value that would not be found in a standard investment portfolio. An asset is generally considered “alternative” if it has some or all of the following characteristics: a limited investment history, not commonly found in portfolios, an illiquid market, different performance characteristics, and requires specialized skill to originate and service the asset. Definitions of traditional assets today extend well beyond stocks and bonds, and can include a variety of assets which may have been better classified as “alternative” a decade ago, i.e., real estate, commodities or natural resources. Thus what is an alternative asset today may largely be considered tomorrow’s mainstream investment asset.

Once dominated by banks, alternative asset markets are in many cases no longer viable for banks to finance due to vast new regulation effected since the crisis, regulation that has in effect reshaped the way in which banks participate in many parts of the economy. At the same time, an increasing number of investors are now turning to alternative asset classes as a means to diversify their investment portfolio to manage risk and volatility, and to obtain greater returns in the low interest rate environment that has persisted since 2008. In fact, according to research published by Goldman Sachs, a significant shift by retail investors in their investments from an average of 4% allocation in alternative asset investments to the 20% allocation favored by institutional investors is expected over the next five to ten years.

The trend of investors seeking access and exposure to alternative investment products is expected to continue as traditional bank sources of capital for these assets continues to retreat and alternative investment product offering innovations occur within the regulated securities markets. Researchers at McKinsey report that U.S. individual investors are expected to be a primary driver of growth in alternative asset investments. McKinsey reports that high net-worth individuals and the mass affluent are increasingly looking to hedge downside risk, protect principal, manage volatility, and generate income – the same reasons institutional investors have favored larger allocations to alternative asset investment classes.

Our Business Model

Our business model is to earn a net profit between the yield generated by the alternative assets we own and the costs we incur to originate and finance the assets. We believe that we are uniquely positioned to acquire life insurance assets directly from consumers needing our services, and to finance our portfolio’s growth by providing investors with the opportunity to participate in the yield we generate from our assets. At the same time, we seek to fill the vacuum created by the widespread disappearance of bank-driven finance in a variety of other alternative asset classes.

To participate and compete in these growing markets, we have spent and intend to continue spending significant resources: (i) developing a robust operational platform and systems for originating and purchasing life insurance policies and other alternative assets; (ii) creating opportunities for investors to participate in the yield generated by alternative assets we own; (iii) recruiting and developing a professional management team; and (iv) establishing strategic relationships for delivering the services we provide.

Originating Life Insurance Assets

We generally purchase life insurance assets directly from policy owners who purchased their life insurance in the primary market. Historically, we have purchased life insurance policies in the secondary market through a network of specialized brokers who assist consumers and financial professionals in accessing the secondary market. We maintain membership affiliations and representation within key industry groups, such as the Life Insurance Settlement Association, where our President, Michael Freedman, serves on the board. We typically attend and sponsor trade events where we maintain contacts and visibility among professionals who submit life insurance policies for our potential purchase.

__________________

1 Goldman Sachs, Retail Liquid Alternatives: The Next Frontier (2013).

A key strategic initiative of ours has been to expand our origination capabilities by marketing directly to consumers and financial professionals. Most recently, we focused these marketing efforts towards financial professionals, namely financial advisors and life insurance agents, through our “Appointed Agent Program.” Our Appointed Agent Program is designed to empower financial professionals to bring the life insurance secondary market’s value proposition to their respective markets. Our Appointed Agent Program emphasizes education, training, regulatory compliance, and marketing support. In the fourth quarter of 2015, we deployed a new marketing effort focused on recruiting life insurance professionals to source life insurance policies directly to us through our Appointed Agent Program. Additionally, we continue to train financial advisors who sell our investment products to become Appointed Agents and market our services within their respective markets. While these efforts are new and still in development, the initial results and early outcomes from our Appointed Agent Program marketing efforts are encouraging and, as a result, we intend to further focus and allocate resources to grow and develop that program.

Underwriting and Purchasing Life Insurance Assets

We focus on purchasing high quality life insurance assets through our origination practices and underwriting procedures. Our origination practices and underwriting procedures strive to meet published guidelines and methodologies for rated securitizations of life insurance portfolios. At the same time, we are looking for innovative value-added tools, services, and methodologies to improve both the accuracy and efficiency with which we acquire life insurance assets.

Our underwriting procedures consist of a careful review and analysis of available materials and information related to a life insurance policy and the insured. The goal of our underwriting procedures is to make an informed purchasing decision. We typically purchase life insurance policies from insureds who are 65 years or older and whose life expectancies are less than 120 months (10 years). The life expectancies we use are estimates, stated in months, which indicate the 50% probability of an individual’s mortality (meaning actuarial analysis predicts half of the individuals with similar age, sex, and medical conditions will experience mortality before that number of months, and half will experience mortality after that number of months). Life expectancies are based on actuarial tables that predict statistical probability of individual mortality.

We obtain life expectancies from independent third-party medical-actuarial underwriting firms, unless the life insurance policy benefit has a face value of $1,000,000 or less (which we generally refer to as a “small face policy”). When we obtain life expectancies from independent third-party medical-actuarial firms, we receive a medical underwriter’s report summarizing the health of the insured based on a review of the insured’s historical medical records. For all life insurance policies we purchase, other than small face policies, we average two life expectancies from two independent medical-actuarial underwriting firms to form the life expectancy we use to price and value our life insurance assets. In some cases, we may obtain more than two life expectancy estimates. In those cases, we average the two life expectancy estimates that we believe are the most reliable of those we have received, based on our own analyses and conclusions. In this regard, the two life expectancy estimates we ultimately choose to average may not always be the most conservative. For small face policies, we use modified procedures to estimate a life expectancy that may, or may not, use life expectancies from independent third-party medical-actuarial underwriting firms. If in the future we believe our business model will benefit from changes in our underwriting process and if such revisions are permitted under our borrowing covenants, we may change our underwriting processes and policies.

We continually seek to improve the process by which we originate our life insurance assets. To this end, we have refined our underwriting procedures in order to more efficiently price small face policies. In 2015, we have reached several milestones, most notably, the time in which it takes to complete a preliminary underwriting. Historically, the preliminary underwriting process to evaluate and price a life insurance policy could take six weeks or more. This lengthy timeline, as well as additional timelines necessary for a complicated closing process, creates barriers for market development and growth. Through our efforts, however, we have been able to reduce the elapsed time to complete a preliminary underwriting from weeks to days and streamline our entire purchasing process, reducing timelines further, from months to weeks.

Finally, we continue to refine and improve our actuarial underwriting. We believe we can continue to improve our service offerings by adopting a multivariate analysis approach to our life expectancy underwriting—in particular for small face policies. Multivariate analysis refers to a technique used to analyze data that arises from more than one variable. The goal of our multivariate underwriting is to augment traditional life expectancy underwriting by either filling gaps, or including new information, shown to be relevant to life expectancy. An example of this approach would be to account for socio-economic factors, such as income levels, in the calculation of life expectancies, which as The Brookings Institute has recently published, has a bearing upon life expectancies. Another example of this approach would be to apply advanced medical testing technologies to our life expectancy calculations, such as genomic testing, that have shown to statistically predict mortality among individuals. These efforts are ongoing and take time to develop and implement. Nevertheless, over time, we believe they hold promise to improve the value of the services we offer.

Value Proposition – Life Insurance as an Alternative Asset

We realize profits from the life insurance assets we own by earning a spread between the investment cost of our life insurance assets and the face value of the policy benefits we receive. Accordingly, if we originate and purchase life insurance assets in the secondary market, and make all the attendant premium payments to maintain those assets in order to receive the policy benefits, the most significant risk factors (among others that we discuss in the “Risk Factors” section of this report) in the performance of those assets are: (i) the predictability of mortality, or longevity risk; and (ii) the creditworthiness of the issuing life insurance company, or credit risk. We believe the value proposition of our investments in the alternative asset of life insurance is our ability to obtain superior risk-adjusted returns.

Longevity Risk. We believe actuarial mortality is the single largest variable affecting the returns on our investments in life insurance assets and impacting the portfolio’s performance over time. Accurately predicting a specific individual’s mortality date is impossible, and the best an actuary can do is provide a set of probabilities of survival over time. Nevertheless, predicting mortality among a group of similarly situated individuals is less difficult—in fact, the larger the group, the more accurate actuarial prediction tends to become. The statistical mathematical concept stating that the results of random events tend to become very predictable as the number of events becomes large is the “Central Limit Theorem” (or more commonly known as the “Law of Large Numbers”). “Mean regression” is another statistical mathematical concept used to describe that, on average, observations (in this case actual mortality of insureds) tend to cluster around the mean observation (in this case our estimate of mortality of insureds as described further under “Value Proposition” below). These statistical mathematical concepts are the basis for many business models, ranging from all types of insurance to the lottery. Insurance carriers, for example, can be very certain of the number of insurance claims to expect when they have spread their risk over a large book of diversified policies. In this way, insurance carriers can price a large number of insurance policies of any type to collect premiums slightly above the level of expected claims, virtually guaranteeing a surplus or profit. Similarly, a lottery can depend on an expected amount of earnings equal to the small advantage built into the odds of the games.

The implications for our business model are two-fold: First, as we accumulate larger numbers of life insurance policies, we should expect our results to increasingly correlate with our expectations. Second, over the long run, we should expect that the actual cash flows will converge with the forecasted cash flows from our portfolio of life insurance assets, and the actual return on our portfolio of life insurance assets will converge with our expected return. In sum, the degree of certainty of this eventual convergence should increase as the portfolio size increases. Although medical advances and life expectancy changes may significantly impact the longevity risk we face and our understanding of that risk, these concepts nevertheless serve as guiding principles as we seek to build, manage, and forecast the performance of our portfolio of life insurance assets.

These expectations are affirmed in research published by A.M. Best and others, that illustrate that as the number of insured lives increase within a portfolio of life insurance policies, there is a corresponding decrease in the standard deviation of the mortality events within the portfolio—i.e., longevity risk decreases as the number of insureds increases. Standard & Poor’s indicates that 1,000 insured lives is required to reach statistical significance (where the relationship, in this context, between mortality projections and actual mortality events is not random). A.M. Best concludes that a portfolio of at least 300 insured lives is statistically significant. Our current portfolio covers 358 insured lives and we believe that both the predictability and actual performance will continue to improve with additional size and diversification. Accordingly, we continue to seek to grow the size and diversification of the portfolio in order to further mitigate risk and improve our profitability.

Credit Risk. We rely on the payment of policy benefit claims by life insurance companies as our most significant source of revenue collection. The life insurance assets we own represent obligations of third-party life insurance companies to pay the benefit amount under the relevant policy upon the mortality of the insured. As a result, we manage this credit risk exposure by generally purchasing policies issued by insurance companies with investment-grade ratings from Standard & Poor’s, and diversifying our portfolio among a number of insurance companies.

Approximately 97.3% of life insurance assets in our portfolio were issued by insurance companies with investment-grade credit ratings from Standard & Poor’s, as of December 31, 2015. Our largest life insurance company credit exposures and their respective Standard & Poor’s credit rating of their respective financial strength and claims paying ability is set forth below:

Rank	Policy Benefits	Percentage of Policy Benefit Amount	Insurance Company	Ins. Co. S&P Rating
1	$132,325,000	14.0%	AXA Equitable Life Insurance Company	A+
2	$120,305,000	12.7%	John Hancock Life Insurance Company (U.S.A.)	AA-
3	$86,070,000	9.1%	Transamerica Life Insurance Company	AA-
4	$62,475,000	6.6%	Voya Retirement Insurance and Annuity Company	A
5	$60,569,000	6.4%	Jefferson-Pilot Life Insurance Company	AA-
6	$46,825,000	5.0%	American General Life Insurance Company	A+
7	$44,846,000	4.7%	Metropolitan Life Insurance Company	AA-
8	$43,750,000	4.6%	Massachusetts Mutual Life Insurance Company	AA+
9	$42,407,000	4.5%	Lincoln National Life Insurance Company	AA-
10	$36,500,000	3.9%	West Coast Life Insurance Company	AA-
	676,072,000	71.5%

The yield to maturity on bonds issued by life insurance carriers reflects, among other things, the credit risk (risk of default) of such insurance carrier.  We follow the yields on certain publicly traded life insurance company bonds as this information is part of the data we consider when valuing our portfolio of life insurance policies for our financial statements according to GAAP.

Name of Bond	Maturity	YTM	Duration (Years)	Bond S&P Rating
AXA 7.125%	12/15/2020	3.29%	5.0	BBB
Manulife Finl 4.9%	9/17/2020	2.54%	4.7	A
Lincoln National Corp Ind 4%	9/1/2023	3.44%	7.7	A-
Amer Intl Grp 5%	4/26/2023	3.23%	7.3	A-
Protective Life 7.375%	10/15/2019	2.85%	3.8	A-
Metlife 3.048%	12/15/2022	2.94%	7.0	A-
Prudential Finl Inc Mtns Book 4.5%	11/16/2021	2.86%	5.9	A
Average yield on insurance bonds		3.02%	5.9

The table above indicates the current yields to maturity (YTM) for the senior bonds of selected life insurance carriers with durations, on average, that our similar to our life insurance portfolio.  The average yield to maturity of these bonds was 3.02% which, we believe, reflects in part the financial market’s judgement that credit risk is low with regard to these carriers’ financial obligations. It should be noted that the obligations of life insurance carriers to pay life insurance policy benefits is senior in rank to any other obligation.  This “super senior” priority is not reflected in the yield to maturity in the table and, if considered, would result in a lower yield to maturity all else being equal. As such, as long as the respective premium payments have been made, it is highly likely that the owner of the insurance policy will collect the insurance policy benefit upon the mortality of the insured.

Value Proposition. We define the value proposition presented by our portfolio of life insurance assets as our ability to earn superior risk-adjusted returns. At any given point in time, we calculate our returns from our life insurance assets based upon (i) our historical results; and (ii) the future cash flows we expect to realize from our statistical forecasts. To forecast our expected future cash flows we use the probabilistic method of analysis. The actuarial software we use produce our expected future cash flows and conduct to our probabilistic analysis was developed by the actuarial firm Milliman and is now owned by Modeling Actuarial Pricing Systems, Inc. (“MAPS”). The expected future cash flow forecasts derived from this probabilistic analysis, in relation to our investment cost basis, provides us with an expected internal rate of return on our portfolio of life insurance assets. As of December 31, 2015, the expected internal rate of return on our portfolio of life insurance assets was 11.11%.

We seek to further enhance our understanding of our expected future cash flow forecast by applying a stochastic analysis, sometimes referred to as a “Monte Carlo simulation,” to provide us with a greater understanding of the variability of our future cash flow projections. The stochastic analysis we perform is built within the MAPS actuarial software and provides internal rate of return calculations for different statistical confidence intervals. The results of our stochastic analysis, in which we run 10,000 random mortality scenarios, demonstrates that the scenario ranking at the 50th percentile of all 10,000 results generates an internal rate of return of 11.08% which is basically equal to our expected internal rate of return of 11.11%. The stochastic analysis results also reveal that our portfolio is expected to generate an internal rate of return of 10.33% or better in 75% of all generated scenarios; and an internal rate of return of 9.70% or better in 90% of all generated scenarios. As the portfolio continues to grow, all else equal, the percentage of observations that result in an internal rate of return at or very near 11.08% (currently our mean, or 50th percentile, internal rate of return expectation) will increase, thereby lowering future cash flow volatility and potentially justifying our use of lower discount rates to value our portfolio.

In sum, we believe our statistical analyses show that, if we can continue to grow and maintain our investments in life insurance assets, then, in the absence of significantly disruptive events negatively affecting our most significant risks, including but not limited to longevity and credit risk, and interest rate and financing risk, those investments will prove to be dependably profitable for our company and provide us with the means to generate attractive returns for our investors.

Portfolio Information

Our portfolio of life insurance policies, owned by our wholly-owned subsidiaries as of December 31, 2015, is summarized below:

Total portfolio face value of policy benefits	$944,844,000
Average face value per policy	$2,386,000
Average face value per insured life	$2,639,000
Average age of insured (yrs.)	82.6
Average life expectancy estimate (yrs.)	6.6
Total number of policies	396
Number of unique lives	358
Demographics	70% Males; 30% Females
Number of smokers	10
Largest policy as % of total portfolio	1.06%
Average policy as % of total portfolio	0.25%
Average annual premium as % of face value	3.41%

Our portfolio of life insurance policies, owned by our wholly-owned subsidiaries as of December 31, 2015, organized by the insured’s current age and the associated policy benefits, is summarized below:

Distribution of Policy Benefits by Current Age of Insured

Min Age	Max Age	Policy Benefits	Weighted Average Life Expectancy (yrs.)	Percentage of Total Policy Benefits
90	95	$72,020,000	2.7	7.6%
85	89	$251,692,000	4.9	26.6%
80	84	$352,176,000	6.7	37.3%
75	79	$179,876,000	8.8	19.0%
70	74	$57,407,000	9.5	6.1%
65	69	$31,673,000	10.5	3.4%
Total		$944,844,000	6.6	100.0%

Our portfolio of life insurance policies, owned by our wholly-owned subsidiaries as of December 31, 2015, organized by the insured’s current age and number of policies owned, is summarized below:

Distribution of Policies by Current Age of Insured

Min Age	Max Age	Policies	Weighted Average Life Expectancy (yrs.)	Percentage of Total Policies
90	95	30	2.7	7.6%
85	89	113	4.9	28.5%
80	84	127	6.7	32.1%
75	79	69	8.8	17.4%
70	74	35	9.5	8.8%
65	69	22	10.5	5.6%
Total		396	6.6	100.0%

Our portfolio of life insurance policies, owned by our wholly-owned subsidiaries as of December 31, 2015, organized by the insured’s estimated life expectancy estimates and associated policy benefits, is summarized below:

Distribution of Policies by Current Life Expectancies of Insured

Min LE (Months)	Max LE (Months)	Policies	Policy Benefits	Percentage of Total Policy Benefits
5	47	93	$180,813,000	19.1%
48	71	108	258,697,000	27.4%
72	95	84	223,506,000	23.7%
96	119	68	166,295,000	17.6%
120	143	27	66,015,000	7.0%
144	197	16	49,518,000	5.2%
Total		396	$944,844,000	100.0%

We track concentrations of pre-existing medical conditions among insured individuals within our portfolio based on information contained in life expectancy reports. We track these medical conditions within the following ten primary disease categories: (1) cancer, (2) cardiovascular, (3) cerebrovascular, (4) dementia, (5) diabetes, (6) multiple, (7) neurological disorders, (8) no disease, (9) other, and (10) respiratory diseases. Our primary disease categories are summary generalizations based on the ICD-9 codes we track on each insured individuals within our portfolio. ICD- 9 codes, published by the World Health Organization, are used worldwide for medical diagnoses and treatment systems, as well as morbidity and mortality statistics. Currently, the only primary disease category within our portfolio that represents a concentration of over 10% is cardiovascular, which constitutes 20.8% of the value of our portfolio.

The complete detail of our portfolio of life insurance policies, owned by our wholly owned subsidiaries as of December 31, 2015, organized by the current age of the insured and the associated policy benefits, sex, estimated life expectancy, issuing insurance carrier, and the credit rating of the issuing insurance carrier, is set forth below.

Life Insurance Portfolio Detail

(as of December 31, 2015)

	Face Amount	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
1	$4,000,000	Male	95	34	MetLife Investors USA Insurance Company	AA-
2	$1,100,000	Male	95	29	Voya Retirement Insurance and Annuity Company	A
3	$1,500,000	Female	95	32	Aviva Life Insurance Company	A-
4	$3,200,000	Male	94	27	West Coast Life Insurance Company	AA-
5	$1,000,000	Female	93	38	Transamerica Life Insurance Company	AA-
6	$264,000	Female	93	25	Lincoln Benefit Life Company	BBB+
7	$3,500,000	Male	92	40	Voya Retirement Insurance and Annuity Company	A
8	$3,000,000	Male	92	40	West Coast Life Insurance Company	AA-
9	$500,000	Male	92	12	John Hancock Life Insurance Company (U.S.A)	AA-
10	$625,000	Female	92	22	Prudential Life Insurance Company	AA-
11	$2,000,000	Female	92	10	Pruco Life Insurance Company	AA-
12	$250,000	Male	92	22	Transamerica Life Insurance Company	AA-
13	$1,682,773	Female	91	49	Hartford Life and Annuity Insurance Company	BBB+
14	$5,000,000	Female	91	51	American General Life Insurance Company	A+
15	$5,000,000	Female	91	29	John Hancock Life Insurance Company (U.S.A)	AA-
16	$300,000	Female	91	30	West Coast Life Insurance Company	AA-
17	$3,845,000	Female	91	45	Pacific Life Insurance Company	A+
18	$5,000,000	Male	90	31	John Hancock Life Insurance Company (U.S.A)	AA-
19	$3,500,000	Female	90	54	John Hancock Life Insurance Company (U.S.A)	AA-
20	$3,100,000	Female	90	32	Lincoln Benefit Life Company	BBB+
21	$1,500,000	Female	90	67	Jefferson-Pilot Life Insurance Company	AA-
22	$2,500,000	Female	90	5	AXA Equitable Life Insurance Company	A+
23	$2,500,000	Female	90	5	AXA Equitable Life Insurance Company	A+
24	$3,000,000	Female	90	32	Jefferson-Pilot Life Insurance Company	AA-
25	$5,000,000	Female	90	38	Voya Retirement Insurance and Annuity Company	A
26	$5,000,000	Female	90	16	Lincoln National Life Insurance Company	AA-
27	$1,000,000	Male	90	8	Voya Retirement Insurance and Annuity Company	A
28	$1,203,520	Male	90	42	Columbus Life Insurance Company	AA
29	$1,350,000	Female	90	34	Jefferson-Pilot Life Insurance Company	AA-
30	$600,000	Female	90	20	Columbus Life Insurance Company	AA
31	$5,000,000	Female	89	48	Massachusetts Mutual Life Insurance Company	AA+
32	$2,500,000	Female	89	46	American General Life Insurance Company	A+
33	$2,500,000	Male	89	53	Pacific Life Insurance Company	A+
34	$1,000,000	Female	89	49	United of Omaha Life Insurance Company	AA-
35	$5,000,000	Male	89	50	AXA Equitable Life Insurance Company	A+
36	$375,000	Male	89	40	Lincoln National Life Insurance Company	AA-
37	$1,103,922	Female	89	57	Sun Life Assurance Company of Canada (U.S.)	AA-
38	$1,500,000	Male	89	41	John Hancock Life Insurance Company (U.S.A)	AA-
39	$1,500,000	Male	89	41	John Hancock Life Insurance Company (U.S.A)	AA-
40	$1,000,000	Female	89	62	Transamerica Life Insurance Company	AA-
41	$250,000	Female	89	62	Transamerica Life Insurance Company	AA-
42	$500,000	Male	89	59	Lincoln National Life Insurance Company	AA-
43	$800,000	Male	89	66	Lincoln National Life Insurance Company	AA-
44	$715,000	Female	89	58	Jefferson-Pilot Life Insurance Company	AA-
45	$2,225,000	Female	89	81	Transamerica Life Insurance Company	AA-
46	$3,000,000	Female	89	79	Massachusetts Mutual Life Insurance Company	AA+
47	$1,500,000	Male	89	44	Union Central Life Insurance Company	A+
48	$3,500,000	Female	89	38	Lincoln National Life Insurance Company	AA-
49	$1,500,000	Male	89	103	Transamerica Life Insurance Company	AA-
50	$3,000,000	Male	89	29	American General Life Insurance Company	A+
51	$500,000	Female	88	64	Sun Life Assurance Company of Canada (U.S.)	AA-
52	$3,000,000	Male	88	45	Transamerica Life Insurance Company	AA-
53	$250,000	Male	88	69	Metropolitan Life Insurance Company	AA-
54	$4,000,000	Female	88	69	Transamerica Life Insurance Company	AA-
55	$1,050,000	Male	88	42	John Hancock Life Insurance Company (U.S.A)	AA-
56	$3,000,000	Male	88	97	Transamerica Life Insurance Company	AA-

	Face Amount	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
57	$1,000,000	Male	88	52	AXA Equitable Life Insurance Company	A+
58	$1,250,000	Male	88	34	Columbus Life Insurance Company	AA
59	$300,000	Male	88	34	Columbus Life Insurance Company	AA
60	$4,785,380	Female	88	43	John Hancock Life Insurance Company (U.S.A)	AA-
61	$2,500,000	Male	88	45	Transamerica Life Insurance Company	AA-
62	$1,000,000	Female	88	47	West Coast Life Insurance Company	AA-
63	$2,000,000	Female	88	47	West Coast Life Insurance Company	AA-
64	$1,803,455	Female	88	47	Metropolitan Life Insurance Company	AA-
65	$1,529,270	Female	88	47	Metropolitan Life Insurance Company	AA-
66	$5,000,000	Male	88	49	John Hancock Life Insurance Company (U.S.A)	AA-
67	$800,000	Male	88	52	National Western Life Insurance Company	A
68	$200,000	Male	88	46	Lincoln Benefit Life Company	BBB+
69	$4,445,467	Male	88	56	Penn Mutual Life Insurance Company	A+
70	$7,500,000	Male	88	46	Jefferson-Pilot Life Insurance Company	AA-
71	$3,600,000	Female	88	55	AXA Equitable Life Insurance Company	A+
72	$1,000,000	Female	88	33	John Hancock Life Insurance Company (U.S.A)	AA-
73	$3,000,000	Male	88	40	Jefferson-Pilot Life Insurance Company	AA-
74	$2,000,000	Male	88	44	John Hancock Life Insurance Company (U.S.A)	AA-
75	$100,000	Female	88	52	American General Life Insurance Company	A+
76	$100,000	Female	88	52	American General Life Insurance Company	A+
77	$2,000,000	Female	88	73	U.S. Financial Life Insurance Company	A+
78	$396,791	Male	88	33	Lincoln National Life Insurance Company	AA-
79	$1,000,000	Male	87	58	John Hancock Life Insurance Company (U.S.A)	AA-
80	$2,000,000	Male	87	58	John Hancock Life Insurance Company (U.S.A)	AA-
81	$5,000,000	Male	87	49	Jefferson-Pilot Life Insurance Company	AA-
82	$5,000,000	Female	87	32	Transamerica Life Insurance Company	AA-
83	$1,200,000	Male	87	70	Transamerica Life Insurance Company	AA-
84	$6,000,000	Female	87	53	Sun Life Assurance Company of Canada (U.S.)	AA-
85	$1,000,000	Female	87	83	Voya Retirement Insurance and Annuity Company	A
86	$3,000,000	Male	87	76	AXA Equitable Life Insurance Company	A+
87	$1,000,000	Female	87	21	State Farm Life Insurance Company	AA-
88	$1,000,000	Female	87	37	New York Life Insurance Company	AA+
89	$10,000,000	Female	87	68	West Coast Life Insurance Company	AA-
90	$8,500,000	Male	87	77	Massachusetts Mutual Life Insurance Company	AA+
91	$500,000	Male	87	78	Metropolitan Life Insurance Company	AA-
92	$347,211	Male	87	38	Prudential Life Insurance Company	AA-
93	$500,000	Female	87	51	Beneficial Life Insurance Company	N/A
94	$5,000,000	Male	87	77	Lincoln National Life Insurance Company	AA-
95	$4,513,823	Female	87	22	Aviva Life Insurance Company	A-
96	$2,000,000	Male	87	91	Voya Retirement Insurance and Annuity Company	A
97	$2,000,000	Male	87	91	Voya Retirement Insurance and Annuity Company	A
98	$2,000,000	Male	87	91	Voya Retirement Insurance and Annuity Company	A
99	$1,365,000	Female	86	90	Transamerica Life Insurance Company	AA-
100	$200,000	Female	86	82	Lincoln National Life Insurance Company	AA-
101	$1,000,000	Male	86	37	Massachusetts Mutual Life Insurance Company	AA+
102	$2,000,000	Male	86	93	Transamerica Life Insurance Company	AA-
103	$1,000,000	Male	86	36	John Hancock Life Insurance Company (U.S.A)	AA-
104	$1,000,000	Male	86	52	AXA Equitable Life Insurance Company	A+
105	$2,328,547	Male	86	41	Metropolitan Life Insurance Company	AA-
106	$2,000,000	Male	86	41	Metropolitan Life Insurance Company	AA-
107	$1,000,000	Male	86	23	Transamerica Life Insurance Company	AA-
108	$2,000,000	Male	86	58	Jefferson-Pilot Life Insurance Company	AA-
109	$3,000,000	Female	86	67	Transamerica Life Insurance Company	AA-
110	$5,000,000	Male	86	69	Voya Retirement Insurance and Annuity Company	A
111	$1,800,000	Male	86	50	John Hancock Variable Life Insurance Company	AA-
112	$2,000,000	Male	86	60	AXA Equitable Life Insurance Company	A+
113	$1,750,000	Male	86	60	AXA Equitable Life Insurance Company	A+
114	$4,000,000	Male	86	48	Metropolitan Life Insurance Company	AA-
115	$2,000,000	Male	86	32	Transamerica Life Insurance Company	AA-
116	$1,425,000	Male	86	75	John Hancock Life Insurance Company (U.S.A)	AA-

	Face Amount	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
117	$1,000,000	Female	85	78	John Hancock Life Insurance Company (U.S.A)	AA-
118	$1,500,000	Male	85	35	Transamerica Life Insurance Company	AA-
119	$1,500,000	Female	85	104	Lincoln Benefit Life Company	BBB+
120	$1,000,000	Female	85	40	Metropolitan Life Insurance Company	AA-
121	$3,750,000	Male	85	72	AXA Equitable Life Insurance Company	A+
122	$2,000,000	Male	85	51	Metropolitan Life Insurance Company	AA-
123	$3,000,000	Male	85	51	Metropolitan Life Insurance Company	AA-
124	$4,000,000	Male	85	33	John Hancock Life Insurance Company (U.S.A)	AA-
125	$1,000,000	Male	85	73	John Hancock Life Insurance Company (U.S.A)	AA-
126	$2,000,000	Female	85	80	AXA Equitable Life Insurance Company	A+
127	$2,000,000	Female	85	93	Lincoln Benefit Life Company	BBB+
128	$1,000,000	Male	85	50	Voya Retirement Insurance and Annuity Company	A
129	$3,000,000	Female	85	79	Sun Life Assurance Company of Canada (U.S.)	AA-
130	$2,400,000	Male	85	34	Genworth Life Insurance Company	BBB-
131	$829,022	Female	85	22	Hartford Life and Annuity Insurance Company	BBB+
132	$1,500,000	Male	85	75	AXA Equitable Life Insurance Company	A+
133	$5,000,000	Male	85	84	Voya Retirement Insurance and Annuity Company	A
134	$1,500,000	Male	85	46	Voya Retirement Insurance and Annuity Company	A
135	$1,500,000	Male	85	46	Voya Retirement Insurance and Annuity Company	A
136	$2,500,000	Female	85	61	American General Life Insurance Company	A+
137	$500,000	Male	85	38	Genworth Life Insurance Company	BBB-
138	$1,000,000	Male	85	43	John Hancock Life Insurance Company (U.S.A)	AA-
139	$4,000,000	Female	85	47	Voya Retirement Insurance and Annuity Company	A
140	$5,000,000	Female	85	88	American General Life Insurance Company	A+
141	$1,703,959	Male	85	63	Jefferson-Pilot Life Insurance Company	AA-
142	$1,000,000	Male	85	54	Hartford Life and Annuity Insurance Company	BBB+
143	$3,500,000	Female	85	102	Lincoln Benefit Life Company	BBB+
144	$5,000,000	Female	84	95	AXA Equitable Life Insurance Company	A+
145	$6,000,000	Female	84	105	American General Life Insurance Company	A+
146	$5,000,000	Male	84	61	AXA Equitable Life Insurance Company	A+
147	$1,433,572	Male	84	51	Security Mutual Life Insurance Company of NY	N/A
148	$1,000,000	Male	84	59	Texas Life Insurance Company	N/A
149	$500,000	Male	84	101	Metropolitan Life Insurance Company	AA-
150	$2,000,000	Male	84	37	National Life Insurance Company	A
151	$2,147,816	Female	84	115	John Hancock Life Insurance Company (U.S.A)	AA-
152	$4,200,000	Female	84	113	Transamerica Life Insurance Company	AA-
153	$750,000	Male	84	83	West Coast Life Insurance Company	AA-
154	$5,000,000	Male	84	69	AXA Equitable Life Insurance Company	A+
155	$2,000,000	Female	84	69	New York Life Insurance Company	AA+
156	$5,000,000	Male	84	70	Jefferson-Pilot Life Insurance Company	AA-
157	$2,700,000	Male	84	57	John Hancock Life Insurance Company (U.S.A)	AA-
158	$1,500,000	Male	84	72	Jefferson-Pilot Life Insurance Company	AA-
159	$3,500,000	Female	84	84	AXA Equitable Life Insurance Company	A+
160	$1,000,000	Female	84	97	West Coast Life Insurance Company	AA-
161	$3,000,000	Female	84	89	MetLife Investors USA Insurance Company	AA-
162	$7,600,000	Female	84	95	Transamerica Life Insurance Company	AA-
163	$250,000	Male	84	48	Transamerica Life Insurance Company	AA-
164	$2,275,000	Male	84	89	Voya Retirement Insurance and Annuity Company	A
165	$2,500,000	Male	84	55	AXA Equitable Life Insurance Company	A+
166	$3,000,000	Male	84	55	Lincoln National Life Insurance Company	AA-
167	$340,000	Female	84	82	Jackson National Life Insurance Company	AA
168	$2,000,000	Male	84	81	Pacific Life Insurance Company	A+
169	$3,000,000	Female	84	40	AXA Equitable Life Insurance Company	A+
170	$1,800,000	Female	84	57	Jefferson-Pilot Life Insurance Company	AA-
171	$3,000,000	Male	84	57	Metropolitan Life Insurance Company	AA-
172	$500,000	Male	84	16	Great Southern Life Insurance Company	N/A
173	$2,247,450	Female	84	56	Transamerica Life Insurance Company	AA-
174	$400,000	Male	84	46	Transamerica Life Insurance Company	AA-
175	$10,000,000	Female	84	56	American National Insurance Company	A
176	$500,000	Male	84	23	West Coast Life Insurance Company	AA-

	Face Amount	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
177	$3,500,000	Female	83	86	Jefferson-Pilot Life Insurance Company	AA-
178	$1,000,000	Male	83	65	Lincoln National Life Insurance Company	AA-
179	$3,000,000	Male	83	38	U.S. Financial Life Insurance Company	A+
180	$5,000,000	Male	83	106	American General Life Insurance Company	A+
181	$1,900,000	Male	83	62	American National Insurance Company	A
182	$500,000	Male	83	43	New York Life Insurance Company	AA+
183	$500,000	Male	83	43	New York Life Insurance Company	AA+
184	$385,000	Male	83	70	Metropolitan Life Insurance Company	AA-
185	$500,000	Male	83	70	Metropolitan Life Insurance Company	AA-
186	$75,000	Male	83	44	Fidelity and Guaranty Insurance Company	AA
187	$10,000,000	Male	83	71	Lincoln National Life Insurance Company	AA-
188	$250,000	Male	83	30	Jackson National Life Insurance Company	AA
189	$5,000,000	Female	83	72	Sun Life Assurance Company of Canada (U.S.)	AA-
190	$750,000	Male	83	78	John Hancock Life Insurance Company (U.S.A)	AA-
191	$4,500,000	Male	83	70	AXA Equitable Life Insurance Company	A+
192	$1,995,000	Female	83	76	Transamerica Life Insurance Company	AA-
193	$4,000,000	Male	83	54	Jefferson-Pilot Life Insurance Company	AA-
194	$1,250,000	Female	83	57	Columbus Life Insurance Company	AA
195	$10,000,000	Male	83	80	AXA Equitable Life Insurance Company	A+
196	$1,000,000	Male	83	67	Hartford Life and Annuity Insurance Company	BBB+
197	$1,000,000	Male	83	67	Jackson National Life Insurance Company	AA
198	$2,300,000	Male	83	20	American General Life Insurance Company	A+
199	$3,500,000	Male	83	69	AXA Equitable Life Insurance Company	A+
200	$6,217,200	Female	83	101	Phoenix Life Insurance Company	B+
201	$2,500,000	Female	83	68	Voya Retirement Insurance and Annuity Company	A
202	$5,000,000	Female	83	53	Massachusetts Mutual Life Insurance Company	AA+
203	$5,000,000	Male	83	72	Transamerica Life Insurance Company	AA-
204	$2,000,000	Female	83	93	Jefferson-Pilot Life Insurance Company	AA-
205	$1,000,000	Male	83	49	American General Life Insurance Company	A+
206	$350,000	Male	83	34	Reassure America Life Insurance Company	AA
207	$5,000,000	Male	83	80	Jefferson-Pilot Life Insurance Company	AA-
208	$3,000,000	Male	82	65	Protective Life Insurance Company	AA-
209	$1,500,000	Male	82	65	American General Life Insurance Company	A+
210	$2,000,000	Female	82	102	Transamerica Life Insurance Company	AA-
211	$550,000	Male	82	101	Genworth Life Insurance Company	BBB-
212	$500,000	Male	82	62	West Coast Life Insurance Company	AA-
213	$1,500,000	Male	82	55	Pacific Life Insurance Company	A+
214	$1,000,000	Female	82	94	Jefferson-Pilot Life Insurance Company	AA-
215	$2,000,000	Male	82	83	New York Life Insurance Company	AA+
216	$250,000	Male	82	144	Voya Retirement Insurance and Annuity Company	A
217	$10,000,000	Male	82	78	New York Life Insurance Company	AA+
218	$417,300	Male	82	98	Jackson National Life Insurance Company	AA
219	$5,000,000	Male	82	71	AXA Equitable Life Insurance Company	A+
220	$300,000	Female	82	71	Hartford Life and Annuity Insurance Company	BBB+
221	$10,000,000	Male	82	112	John Hancock Life Insurance Company (U.S.A)	AA-
222	$2,000,000	Male	82	68	Ohio National Life Assurance Corporation	AA-
223	$1,000,000	Male	82	68	Ohio National Life Assurance Corporation	AA-
224	$7,000,000	Male	82	85	Genworth Life Insurance Company	BBB-
225	$5,000,000	Male	81	90	AXA Equitable Life Insurance Company	A+
226	$8,000,000	Male	81	83	AXA Equitable Life Insurance Company	A+
227	$1,680,000	Female	81	67	AXA Equitable Life Insurance Company	A+
228	$2,000,000	Male	81	28	Metropolitan Life Insurance Company	AA-
229	$1,250,000	Male	81	99	Metropolitan Life Insurance Company	AA-
230	$1,000,000	Male	81	64	AXA Equitable Life Insurance Company	A+
231	$1,250,000	Female	81	73	Principal Life Insurance Company	A+
232	$320,987	Female	81	104	John Hancock Life Insurance Company (U.S.A)	AA-
233	$1,000,000	Male	81	55	AXA Equitable Life Insurance Company	A+
234	$700,000	Male	81	100	Banner Life Insurance Company	AA-
235	$2,000,000	Female	81	88	Pacific Life Insurance Company	A+
236	$3,000,000	Male	81	97	John Hancock Life Insurance Company (U.S.A)	AA-

	Face Amount	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
237	$2,000,000	Male	81	40	Jefferson-Pilot Life Insurance Company	AA-
238	$10,000,000	Male	81	68	Hartford Life and Annuity Insurance Company	BBB+
239	$1,750,000	Male	81	81	AXA Equitable Life Insurance Company	A+
240	$250,000	Male	81	79	American General Life Insurance Company	A+
241	$3,500,000	Male	81	100	Metropolitan Life Insurance Company	AA-
242	$2,502,000	Male	81	149	Transamerica Life Insurance Company	AA-
243	$3,000,000	Male	81	111	Principal Life Insurance Company	A+
244	$1,210,000	Male	81	65	Lincoln National Life Insurance Company	AA-
245	$3,000,000	Female	81	104	West Coast Life Insurance Company	AA-
246	$3,000,000	Male	80	43	Pacific Life Insurance Company	A+
247	$3,000,000	Male	80	43	Minnesota Life Insurance Company	A+
248	$3,000,000	Male	80	43	Prudential Life Insurance Company	AA-
249	$3,000,000	Male	80	90	Voya Retirement Insurance and Annuity Company	A
250	$5,000,000	Male	80	98	Pacific Life Insurance Company	A+
251	$5,000,000	Male	80	98	Pacific Life Insurance Company	A+
252	$4,000,000	Male	80	81	Jefferson-Pilot Life Insurance Company	AA-
253	$3,000,000	Male	80	148	Metropolitan Life Insurance Company	AA-
254	$300,000	Female	80	98	Metropolitan Life Insurance Company	AA-
255	$5,000,000	Male	80	129	Principal Life Insurance Company	A+
256	$5,000,000	Male	80	90	John Hancock Life Insurance Company (U.S.A)	AA-
257	$800,000	Male	80	78	North American Company for Life And Health Insurance	A+
258	$7,000,000	Male	80	86	Lincoln Benefit Life Company	BBB+
259	$1,000,000	Female	80	87	Lincoln Benefit Life Company	BBB+
260	$6,000,000	Male	80	122	AXA Equitable Life Insurance Company	A+
261	$130,000	Male	80	51	Genworth Life Insurance Company	BBB-
262	$1,000,000	Male	80	123	Empire General Life Assurance Corporation	AA-
263	$4,300,000	Female	80	109	American National Insurance Company	A
264	$200,000	Male	80	67	Kansas City Life Insurance Company	N/A
265	$200,000	Male	80	57	Lincoln National Life Insurance Company	AA-
266	$6,000,000	Male	80	107	AXA Equitable Life Insurance Company	A+
267	$2,000,000	Female	80	87	Transamerica Life Insurance Company	AA-
268	$1,000,000	Male	80	56	Pacific Life Insurance Company	A+
269	$200,000	Male	80	46	Prudential Life Insurance Company	AA-
270	$500,000	Male	80	48	Transamerica Life Insurance Company	AA-
271	$5,000,000	Male	79	79	John Hancock Life Insurance Company (U.S.A)	AA-
272	$3,601,500	Male	79	94	Transamerica Life Insurance Company	AA-
273	$1,000,000	Male	79	96	Sun Life Assurance Company of Canada (U.S.)	AA-
274	$5,000,000	Male	79	89	John Hancock Life Insurance Company (U.S.A)	AA-
275	$1,009,467	Male	79	59	John Hancock Life Insurance Company (U.S.A)	AA-
276	$4,000,000	Male	79	51	MetLife Investors USA Insurance Company	AA-
277	$100,000	Male	79	64	North American Company for Life And Health Insurance	A+
278	$5,000,000	Male	79	57	John Hancock Life Insurance Company (U.S.A)	AA-
279	$476,574	Male	79	72	Transamerica Life Insurance Company	AA-
280	$2,250,000	Male	79	94	Massachusetts Mutual Life Insurance Company	AA+
281	$775,000	Male	79	124	Lincoln National Life Insurance Company	AA-
282	$1,000,000	Female	79	123	John Hancock Life Insurance Company (U.S.A)	AA-
283	$1,445,000	Female	79	104	AXA Equitable Life Insurance Company	A+
284	$1,500,000	Female	79	104	AXA Equitable Life Insurance Company	A+
285	$1,000,000	Male	79	87	Lincoln National Life Insurance Company	AA-
286	$325,000	Male	79	43	American General Life Insurance Company	A+
287	$3,750,000	Male	79	60	AXA Equitable Life Insurance Company	A+
288	$1,000,000	Male	79	111	Metropolitan Life Insurance Company	AA-
289	$5,000,000	Female	79	117	Voya Retirement Insurance and Annuity Company	A
290	$750,000	Male	79	70	Lincoln National Life Insurance Company	AA-
291	$5,000,000	Male	79	182	West Coast Life Insurance Company	AA-
292	$3,000,000	Male	79	96	Principal Life Insurance Company	A+
293	$5,000,000	Male	78	119	Jefferson-Pilot Life Insurance Company	AA-
294	$3,000,000	Male	78	86	American General Life Insurance Company	A+
295	$500,000	Male	78	68	John Hancock Life Insurance Company (U.S.A)	AA-
296	$1,000,000	Male	78	115	Metropolitan Life Insurance Company	AA-

	Face Amount	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
297	$3,000,000	Female	78	88	New York Life Insurance Company	AA+
298	$2,500,000	Male	78	88	Massachusetts Mutual Life Insurance Company	AA+
299	$2,500,000	Male	78	88	Massachusetts Mutual Life Insurance Company	AA+
300	$500,000	Female	78	116	Columbus Life Insurance Company	AA
301	$1,750,000	Male	78	64	John Hancock Life Insurance Company (U.S.A)	AA-
302	$5,000,000	Male	78	104	Transamerica Life Insurance Company	AA-
303	$6,250,000	Male	78	197	John Hancock Life Insurance Company (U.S.A)	AA-
304	$2,000,000	Female	78	57	Transamerica Life Insurance Company	AA-
305	$2,840,000	Male	77	99	Transamerica Life Insurance Company	AA-
306	$4,000,000	Male	77	69	Massachusetts Mutual Life Insurance Company	AA+
307	$1,000,000	Female	77	76	John Hancock Life Insurance Company (U.S.A)	AA-
308	$7,000,000	Female	77	124	Pacific Life Insurance Company	A+
309	$2,000,000	Male	77	108	Genworth Life Insurance Company	BBB-
310	$2,000,000	Male	77	121	Transamerica Life Insurance Company	AA-
311	$490,620	Male	77	88	Ameritas Life Insurance Corporation	A+
312	$600,000	Male	77	86	Protective Life Insurance Company	AA-
313	$5,000,000	Male	76	151	Prudential Life Insurance Company	AA-
314	$250,000	Male	76	106	Midland National Life Insurance Company	A+
315	$3,000,000	Male	76	57	Aviva Life Insurance Company	A-
316	$3,000,000	Male	76	99	Prudential Life Insurance Company	AA-
317	$500,000	Male	76	105	AXA Equitable Life Insurance Company	A+
318	$5,000,000	Male	76	144	Massachusetts Mutual Life Insurance Company	AA+
319	$5,000,000	Male	76	144	Massachusetts Mutual Life Insurance Company	AA+
320	$3,000,000	Male	76	106	Protective Life Insurance Company	AA-
321	$2,000,000	Female	76	122	Aviva Life Insurance Company	A-
322	$1,000,000	Male	76	106	Athene Life Insurance Company of New York	A-
323	$5,000,000	Male	76	35	Lincoln Benefit Life Company	BBB+
324	$850,000	Male	76	71	New York Life Insurance Company	AA+
325	$1,000,000	Male	76	85	Pacific Life Insurance Company	A+
326	$150,000	Male	76	108	Genworth Life Insurance Company	BBB-
327	$5,000,000	Male	76	61	West Coast Life Insurance Company	AA-
328	$200,000	Male	75	73	Voya Retirement Insurance and Annuity Company	A
329	$3,000,000	Male	75	116	John Hancock Life Insurance Company (U.S.A)	AA-
330	$5,000,000	Male	75	116	John Hancock Life Insurance Company (U.S.A)	AA-
331	$8,000,000	Male	75	106	Metropolitan Life Insurance Company	AA-
332	$500,000	Male	75	97	AXA Equitable Life Insurance Company	A+
333	$4,000,000	Female	75	146	American General Life Insurance Company	A+
334	$300,000	Male	75	19	Lincoln National Life Insurance Company	AA-
335	$10,000,000	Female	75	142	Voya Retirement Insurance and Annuity Company	A
336	$500,000	Male	75	79	American General Life Insurance Company	A+
337	$3,000,000	Female	75	119	General American Life Insurance Company	AA-
338	$412,839	Male	75	73	Pacific Life Insurance Company	A+
339	$300,000	Female	75	141	Minnesota Life Insurance Company	A+
340	$500,000	Male	74	40	Midland National Life Insurance Company	A+
341	$1,000,000	Male	74	104	Transamerica Life Insurance Company	AA-
342	$3,000,000	Male	74	78	AXA Equitable Life Insurance Company	A+
343	$500,000	Male	74	111	United of Omaha Life Insurance Company	AA-
344	$2,000,000	Male	74	127	Prudential Life Insurance Company	AA-
345	$2,000,000	Male	74	102	American General Life Insurance Company	A+
346	$400,000	Male	74	88	Protective Life Insurance Company	AA-
347	$1,000,000	Female	73	128	United of Omaha Life Insurance Company	AA-
348	$2,500,000	Male	73	111	John Hancock Life Insurance Company (U.S.A)	AA-
349	$500,000	Male	73	143	Prudential Life Insurance Company	AA-
350	$2,500,000	Male	73	112	American General Life Insurance Company	A+
351	$1,500,000	Male	73	134	Lincoln National Life Insurance Company	AA-
352	$1,500,000	Male	73	134	Lincoln National Life Insurance Company	AA-
353	$1,500,000	Male	73	134	Lincoln National Life Insurance Company	AA-
354	$500,000	Male	72	130	Ameritas Life Insurance Corporation	A+
355	$370,000	Male	72	130	Ameritas Life Insurance Corporation	A+
356	$5,000,000	Male	72	136	John Hancock Life Insurance Company (U.S.A)	AA-

	Face Amount	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
357	$2,500,000	Male	72	122	Lincoln National Life Insurance Company	AA-
358	$2,500,000	Male	72	122	John Hancock Life Insurance Company (U.S.A)	AA-
359	$500,000	Male	72	136	Metropolitan Life Insurance Company	AA-
360	$250,000	Male	72	75	American General Life Insurance Company	A+
361	$300,000	Male	72	119	New England Life Insurance Company	AA-
362	$1,167,000	Male	72	31	Transamerica Life Insurance Company	AA-
363	$600,000	Male	72	90	AXA Equitable Life Insurance Company	A+
364	$1,500,000	Male	72	116	Metropolitan Life Insurance Company	AA-
365	$420,000	Male	72	130	RiverSource Life Insurance Company	A+
366	$10,000,000	Male	72	126	AXA Equitable Life Insurance Company	A+
367	$650,000	Female	71	79	Voya Retirement Insurance and Annuity Company	A
368	$3,000,000	Male	71	81	John Hancock Life Insurance Company (U.S.A)	AA-
369	$2,000,000	Male	71	107	New York Life Insurance Company	AA+
370	$2,000,000	Male	71	107	New York Life Insurance Company	AA+
371	$500,000	Male	71	98	Transamerica Life Insurance Company	AA-
372	$500,000	Male	71	98	North American Company for Life And Health Insurance	A+
373	$1,250,000	Male	70	107	West Coast Life Insurance Company	AA-
374	$1,500,000	Female	70	161	Prudential Life Insurance Company	AA-
375	$750,000	Male	69	142	North American Company for Life And Health Insurance	A+
376	$250,000	Female	69	129	Ohio National Life Assurance Corporation	AA-
377	$400,000	Male	69	169	Lincoln National Life Insurance Company	AA-
378	$1,000,000	Male	69	67	Protective Life Insurance Company	AA-
379	$2,500,000	Male	68	169	Prudential Life Insurance Company	AA-
380	$2,500,000	Male	68	169	Prudential Life Insurance Company	AA-
381	$1,000,000	Male	68	94	Protective Life Insurance Company	AA-
382	$2,000,000	Male	68	119	Transamerica Life Insurance Company	AA-
383	$1,000,000	Male	68	119	Genworth Life Insurance Company	BBB-
384	$150,000	Male	68	125	Protective Life Insurance Company	AA-
385	$156,538	Female	68	113	New York Life Insurance Company	AA+
386	$2,000,000	Male	68	55	MetLife Investors USA Insurance Company	AA-
387	$2,000,000	Male	68	55	MetLife Investors USA Insurance Company	AA-
388	$3,000,000	Male	67	108	Voya Retirement Insurance and Annuity Company	A
389	$2,000,000	Male	67	108	AXA Equitable Life Insurance Company	A+
390	$2,000,000	Male	67	108	AXA Equitable Life Insurance Company	A+
391	$750,000	Male	67	169	Northwestern Mutual Life Insurance Company	AA+
392	$5,616,468	Male	67	188	John Hancock Life Insurance Company (U.S.A)	AA-
393	$1,000,000	Male	66	52	Lincoln National Life Insurance Company	AA-
394	$1,000,000	Male	66	84	Transamerica Life Insurance Company	AA-
395	$350,000	Female	66	93	Assurity Life Insurance Company	N/A
396	$250,000	Male	66	171	Prudential Life Insurance Company	AA-
	944,844,471

(1)	The insured’s age is current as of the measurement date.
(2)	The insured’s life expectancy estimate, other than for a small face value insurance policy (i.e., a policy with $1 million in face value benefits or less), is the average of two life expectancy estimates provided by independent third-party medical-actuarial underwriting firms at the time of purchase, actuarially adjusted through the measurement date. Numbers in this column represent months.

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

Government Regulation

Our business is highly regulated at the state level with respect to the purchase of life insurance assets and federal laws and regulations with respect to the issuance of securities. In general, we believe that regulatory and legal environments with respect to the purchase of life insurance assets are well settled. A stable regulatory and legal environment is necessary to give consumers, financial professionals, and investor’s greater confidence and willingness to participate in the development of the life insurance secondary market.

At the state level, many states subject us to laws and regulations requiring us to obtain specific licenses or approvals to be able to purchase life insurance policies in those states. State statutes typically provide state regulatory agencies with significant powers to interpret, administer and enforce the laws relating to the purchase of life insurance policies. Under this authority, state regulators have broad discretionary power and may impose new licensing and other requirements, and interpret or enforce existing regulatory requirements in new and different ways. Any of these new requirements, interpretations or enforcement directives could be adverse to our industry, even in a material way. Furthermore, because the life insurance secondary market is relatively new and because of the history of certain abuses in the industry, we believe it is likely that state regulation will increase and grow more complex in the foreseeable future. We cannot, however, predict what any new regulation would specifically involve or how it might affect our industry or our business.

State regulation more generally affecting life insurance assets (and not necessarily directed at the life insurance secondary market itself) may also affect our industry and business in negative ways. For example, we are aware of recent legislative efforts in some states to mandate the sale or liquidation of life insurance policies as a precondition to eligibility for health care under the Patient Protection and Affordable Care Act. These kinds of laws, if passed, may adversely affect the number of life insurance policies available for purchase.

Although the federal laws and regulations do not directly affect the life insurance secondary market, the settlement (i.e., purchase) of life insurance contracts may in some cases constitute a transaction in “securities” that is governed by federal securities laws. Specifically, several federal court cases have held that the offer and sale of fractionalized life insurance contracts (i.e., selling direct and fractionalized investments in life insurance contracts to investors) is a transaction in securities under the Securities Act of 1933. These cases do not impact the way in which we finance our business since our financing efforts do not involve the fractionalization of any life insurance assets.

These same and other federal court cases, however, have also held that variable life insurance contracts are themselves “securities.” While we presently hold few variable life insurance contracts, our holding of a significant amount of such contracts in the future could cause our company or one of its subsidiaries to be characterized as an “investment company” under the federal Investment Company Act of 1940. The application of that law to all or part of our business—whether due to our purchase of variable life insurance contracts or to the expansion of definition of “securities” under federal securities laws—could require us to comply with detailed and complex regulatory requirements, and cause us to fall out of compliance with certain covenants under our revolving senior credit facility. Such an outcome could negatively affect our liquidity and increase our cost of capital and operational expenses, all of which would adversely affect our operating results. It is possible that such an outcome could even threaten the viability of our business and our ability to satisfy our obligations as they come due.

State Life Settlement License Requirements

State laws differ as to the extent to which purchasers of life insurance policies are required to be licensed. We purchase life insurance policies only in those states in which we are licensed or where no licensure is required. In certain states in which we do not a hold a required license, we purchase life insurance policies through a licensed provider. Although licensing requirements differ from state to state, where they exist they typically require the payment of licensing fees, periodic reporting, and submission to audit by state regulators.

Almost every state has regulation that governs the sale of a life insurance policy, with the exception of eight states that remain unregulated. We hold licenses to purchase policies in 35 states and can also purchase in the eight unregulated states. At times, acting as a fund, we will utilize another licensed life settlement provider for the purchase of a policy in a state where we are not licensed. In the following states, because we are not currently licensed we do not conduct business and do not purchase policies through another licensed life settlement provider: Alaska, New Hampshire, North Dakota, Vermont, and West Virginia.

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

Employees

We employ approximately 50 employees.

Properties

Our principal executive offices are located at 220 South Sixth Street, Suite 1200, Minneapolis, Minnesota 55402. At that location, we lease 17,687 square feet of space for a lease term expiring in 2026. We believe that these facilities are adequate for our current needs and that suitable additional space will be available as needed.

Company Website Access and SEC Filings

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the SEC. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC.

Our general website address is www.gwglife.com. Our website has a wealth of information about our company, its mission, and our specialty finance business. Our website also has tools that could be used by our potential clients, financial advisors and investors alike.

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

Our primary business, the purchase and ownership of life insurance policies acquired in the secondary market, is a relatively new and evolving market. The success of our business and our ability to satisfy our debt obligations depends in large part on the continued development of the secondary market for life insurance, including the accuracy of actuarial forecasting and the solvency of life insurance companies to pay the face value of the life insurance benefits, both of which will critically impact our performance. We expect that the development of the secondary market will be impacted by a variety of factors such as the interpretation of existing laws and regulations (including laws relating to insurable interests), the passage of new legislation and regulations, mortality improvement rates, and actuarial methodologies. Importantly, all of the factors that we believe will most significantly affect the development of the life insurance secondary market are beyond our control. Any material and adverse development in the life insurance secondary market could adversely affect our operating results, our access to capital, our ability to repay our various debt and other obligations, and our business prospects and viability. Because of this, an investment in our securities involves greater risk as compared to investments offered by companies with more diversified business operations in more established markets.

The valuation of our principal assets on our balance sheet requires us to make material assumptions that may ultimately prove to be incorrect. If our assumptions prove incorrect, we could suffer significant losses that materially and adversely affect our results of operations and eventually cause us to be in default of restrictive covenants contained in our borrowing agreements.

Our principal asset is a portfolio of life insurance policies purchased in the secondary market, comprising approximately 90% of our total assets at December 31, 2015, and approximately 88% of our total assets at December 31, 2014. Those assets are considered “Level 3” fair value measurements under ASC 820, Fair Value Measurements and Disclosures, as there is currently no active market where we are able to observe quoted prices for identical assets. As a result, our determination of “fair value” for those assets on our balance sheet incorporates significant inputs that are not observable. Fair value is defined as an exit price representing the amount that would be received if assets were sold or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement determined based on the assumptions market participants would use in pricing an asset or liability.

A Level 3 fair value measurement is inherently uncertain and could create additional volatility in our financial statements that is not necessarily related to the performance of our underlying assets. As of December 31, 2015 and 2014, we estimated the fair value discount rate for our portfolio to be 11.09% and 11.43%, respectively. If in the future we determine that a higher discount rate is required to ascribe fair value to a similarly situated portfolio of life insurance policies, we could experience significant losses materially affecting our results of operations. It is also possible that significant losses of this nature could at some point cause us to be out of compliance with borrowing covenants contained in our various borrowing agreements. This could in turn result in acceleration of our loan balances under the revolving senior credit facility or our Series I Secured Notes and our L Bonds, which we may not be able to repay. As a result, we may be forced to seek additional debt or equity financing to repay such debt amounts, and additional financing may not be available on terms acceptable to us, if at all.

If we are unable to repay our debt when it comes due, then our senior lender or the holders of our Series I Secured Notes and L Bonds, or both, would have the right to foreclose on our assets. For further disclosure relating to the risks associated with the valuation of our assets, see the risk factor below “If actuarial assumptions we obtain from third-party providers . . . .”

Actual results from our life insurance portfolio may not match our expected results, which could adversely affect our ability to service and grow our portfolio for actuarial stability.

Our business model relies on achieving actual results that are in line with the results we expect to attain from our investments in life insurance policy assets. In this regard, we believe that the larger the portfolio we own, the greater the likelihood that we will achieve our expected results. To our knowledge, rating agencies generally suggest that portfolios of life insurance policies containing enough policies on individual lives to achieve actuarial stability in receiving expected cash flows. For instance, in a life settlement securitization methodology published in 2012, A.M. Best concluded that at least 300 lives are necessary to narrow the band of cash flow volatility and achieve actuarial stability, while Standard & Poor’s has indicated that stability is unlikely to be achieved with a pool of less than 1,000 lives. As of December 31, 2015, we owned $945 million in face value of life insurance policies covering 358 lives. Accordingly, while there is a risk with a portfolio of any size that actual yield may be less than expected, we believe that the risk we face is presently more significant given the size of our current portfolio as compared to rating agency recommendations.

Although we plan to expand the number of life insurance policies we own using proceeds raised from our securities offerings, we may be unable to meet this goal if sufficient financing is unavailable or is available only on unfavorable or unacceptable terms. Furthermore, even if our portfolio reaches the size that is actuarially stable, we still may experience differences between the actuarial models we use and actual mortalities. Differences between our expectations and actuarial models, and actual mortality results, could have a materially adverse effect on our operating results and cash flow. In such a case, we may face liquidity problems, including difficulties servicing our remaining portfolio of policies and servicing our outstanding debt obligations. Continued or material failures to meet our expected results could decrease the attractiveness of our securities in the eyes of potential investors, thereby making it even more difficult to obtain capital needed to service our portfolio, grow the portfolio to obtain desired diversification, and service our existing debt.

We critically rely on debt financing for our business. Any inability to borrow could adversely affect our business operations, our ability to satisfy our debt-payment obligations and, ultimately, our prospects and viability.

To date, we have chosen to finance our business principally through the issuance of debt, including debt incurred by DLP III under a senior revolving senior credit facility provided by Autobahn/DZ Bank (which we refer to throughout this report as our “revolving senior credit facility”), our Series I Secured Notes and our L Bonds. Our revolving senior credit facility is secured by all of the assets of DLP III, has a maximum amount of $105 million, and the outstanding balance at December 31, 2015 was approximately $65 million. Obligations under the revolving senior credit facility have a scheduled maturity date of June 30, 2018, and obligations under our Series I Secured Notes and L Bonds have scheduled maturities as indicated below in the risk factor “If a significant number of holders . . . ..” To date, our debt arrangements are the most important sources of financing on which our business has critically relied to grow and maintain our portfolio of life insurance policies.

Our business model relies on continued access to financing to enable us to purchase a large and diversified portfolio of life insurance policies and pay the attendant premiums and costs of maintaining the portfolio, all while satisfying our current interest and principal repayment obligations under our revolving senior credit facility and other indebtedness. We expect that proceeds from our life insurance policies may first be used to satisfy our obligations under that facility, as determined by the agreement governing the revolving senior credit facility. Accordingly, until we achieve sufficient cash flows derived from our portfolio of life insurance policies, we expect to rely on the proceeds from our ongoing securities offerings to satisfy our ongoing financing and liquidity needs. Nevertheless, continued access to financing and liquidity under the revolving senior credit facility or otherwise is not guaranteed. For example, general economic conditions could limit our access to financing, as could regulatory or legal pressures exerted on us, our financiers, or those involved in our general plan of financing such as brokers, dealers, and registered investment advisors. If we are unable to borrow under the revolving senior credit facility or otherwise for any reason, or to renew or replace the revolving senior credit facility when it comes due in June 2018, our business would be adversely impacted and our ability to service and repay our debt obligations would be compromised, thereby negatively affecting our business prospects and perhaps our viability.

Our investments in life insurance policies have inherent risks, including fraud and legal challenges to the validity of the policies, which we will be unable to eliminate and which may adversely affect our results of operations.

When we purchase a life insurance policy, we face certain risks associated with insurance fraud and other legal challenges to the validity of the policy. For example, to the extent the insured is not aware of the existence of the policy, the insured does not exist, or the insurance company does not recognize the policy, the insurance company may cancel or rescind the policy thereby causing the loss of an investment in that policy. In addition, if an insured’s medical records have been altered in such a way as to shorten a life expectancy as reported, this may cause us to overpay for the related policy. Finally, we may experience legal challenges from insurance companies claiming that the insured failed to have an insurable interest at the time the policy was originally purchased or that the policy owner made fraudulent disclosures to the insurer at the time the policy was purchased (e.g., disclosures pertaining to the health status of the insured or the existence or sources of premium financing), or challenges from the beneficiaries of an insurance policy claiming that the sale of the policy to us was invalid.

To mitigate these risks, our origination practices and underwriting procedures include a current verification of coverage from the insurance company, a complete due-diligence investigation of the insured and accompanying medical records, a review of the life insurance policy application, and a requirement that the policy have been in force for at least two years. We also conduct a legal review of any premium financing associated with the policy to determine if an insurable interest existed at the time of its issuance. Nevertheless, these steps will not eliminate the risk of fraud or legal challenges to the life insurance policies we purchase. Furthermore, changes in laws or regulations or the interpretation of existing laws or regulations, may prove our due-diligence and risk-mitigation efforts inadequate. If a significant face amount of policies were invalidated for reasons of fraud or any other reason, our results of operations would be adversely affected, perhaps materially.

Our ownership of life insurance policies issued by insurers that are unable to pay claims presented to them could have a materially adverse effect on our results of operation, our financial condition, or even our overall prospects.

We rely on the payment of policy claims by insurers as our most significant source of revenue collection. In essence, the life insurance assets we own represent the obligations of insurers to pay the benefit amount under the relevant policy upon the mortality of the insured. As a result, in our business, we face the “credit risk” that a particular insurer will be financially unable to pay claims when and as they become due. Depending on how many policies we own that are issued by insurers having financial difficulties at the time a claim is presented for payment, this risk could be significant enough to have a materially adverse effect on our results of operation, our financial condition, or even our overall prospects.

To mitigate this credit risk, we generally purchase policies issued only by insurers with an investment-grade credit rating from one or more of Standard & Poor’s, Moody’s, or A.M. Best Company. As of December 31, 2015, 97.5% of the face value benefits of our life insurance policies were issued by insurers having an investment-grade rating (BBB or better) by Standard & Poor’s. We also review our exposure to credit risk associated with our portfolio of life insurance policies when estimating its fair value. In evaluating the policies’ credit risk we consider items such as insurance company solvency, credit risk indicators, and general economic conditions. Notwithstanding our efforts to mitigate credit risk exposure and to reflect this risk in our portfolio valuation, and we cannot predict with any certainty whether a particular insurer will be in a financial position to satisfy amounts that it owes under life insurance policies it has issued when a claim for payment is presented.

Every acquisition of a life insurance policy necessarily requires us to materially rely on information provided or obtained by third parties. Any misinformation or negligence in the course of obtaining information could materially and adversely affect the value of the policies we own, our results of operation and the value of our securities.

Our acquisition of each life insurance policy is negotiated based on variables and particular facts that are unique to the policy itself and the health of the insured. The facts we obtain about the policies and the insured at the time when the policy was applied for and obtained are based on the insured’s factual representations to the insurance company, and the facts the insurance company independently obtains in the course of its own due-diligence examination, such as facts concerning the health of the insured and whether or not there is an insurable interest present when the policy was issued. Any misinformation or negligence in the course of obtaining information relating to a policy or insured could materially and adversely impact the value of the policies we own and could, in turn, adversely affect our results of operations and the value of our securities.

Our business is subject to state regulation and changes in those laws and regulations, or changes in their interpretation, could negatively affect our results of operation, financial condition and our business prospects.

When we purchase a life insurance policy, we are subject to state insurance regulations. Over the past years, we have seen a dramatic increase in the number of states that have adopted legislation and regulations from model laws promulgated by either the National Association of Insurance Commissioners (NAIC) or by the National Conference of Insurance Legislators (NCOIL). These laws are essentially consumer protection statutes responding to abuses that arose early in the development of our industry, some of which may persist. Today, almost every state has adopted some version of either the NAIC or NCOIL model laws, which generally require the licensing of purchasers of and brokers for life insurance policies, the filing and approval of purchase agreements, and the disclosure of transaction fees. These laws also require various periodic reporting requirements and prohibit certain business practices deemed to be abusive. State statutes typically provide state regulatory agencies with significant powers to interpret, administer, and enforce the laws relating to the purchase of life insurance policies. Under statutory authority, state regulators have broad discretionary power and may impose new licensing requirements, interpret or enforce existing regulatory requirements in different ways, or issue new administrative rules, any of which could be generally adverse to our industry. Because the life insurance secondary market is relatively new and because of the history of certain abuses in the industry, we believe it is likely that state regulation will increase and grow more complex in the foreseeable future. We cannot, however, predict what any new regulation would specifically involve.

Any adverse change in laws or regulations, or their interpretation, in one or more states in which we operate could result in our curtailment or termination of operations in such jurisdictions, or cause us to modify our operations in a way that adversely affects our results of operation. Any such action could have a corresponding material and negative impact on our financial condition and could also negatively affect our general business prospects.

If federal regulators or courts conclude that the purchase of life insurance in the secondary market constitutes, in all cases, a transaction in securities, we could be in violation of existing covenants under our revolving senior credit facility, which could result in significantly diminished access to capital. We could also face increased operational expenses. The materialization of this risk could adversely affect our operating results and financial condition, our ability to repay our debt, and possibly threaten the viability of our business.

On occasion, the SEC has attempted to regulate the purchase of non-variable universal life insurance policies as transactions in securities under federal securities laws. In July 2010, the SEC issued a Staff Report of its Life Settlement Task Force. In that report, the Staff recommended that certain types of purchased insurance policies be classified as securities. The SEC has not taken any position on the Staff Report, and there is no indication if the SEC will take any action to implement the recommendations of the Staff Report. In addition, there have been several federal court cases in which transactions involving the purchase and fractionalization of life insurance contracts have been held to be transactions in securities under the federal Securities Act of 1933.

We believe that the matters discussed in the Staff Report and existing case law do not impact our current business model since our purchases of life settlements are distinguishable from those cases that have been held by courts, and advocated by the Staff Report, to be transactions in securities. For example, neither we nor any of our affiliates are involved in the fractionalization of life insurance policies, and we presently do not purchase significant amounts of variable life insurance policies. As a practical matter, if all or a majority of our life insurance policies were deemed to be “securities” under federal securities laws, either through an expansion of the definition of what constitutes a “security,” the expansion of the types of transactions in life insurance policies that would constitute transactions in “securities,” or the elimination or limitation of available exemptions and exceptions (whether by statutory change, regulatory change, or administrative or court interpretation), then we or one or more of our affiliated entities could become subject to the federal Investment Company Act of 1940. This outcome would likely have a material and negative effect on our company by imposing additional regulations and rules to our governance structure, operations, and our capital structure. In particular, this outcome would likely cause us to be in violation of existing covenants under our revolving senior credit facility requiring us not to operate or be characterized as an “investment company” under the Investment Company Act of 1940. This breach would likely adversely affect our liquidity and increase our cost of capital and operational expenses, all of which would adversely affect our operating results. Such an outcome could also threaten our ability to satisfy our obligations as they come due and the viability of our business.

Our business and prospects may be adversely affected by changes, lack of growth, or increased competition in the life insurance secondary market.

The growth of the life insurance policy secondary market and our expansion within the market may be negatively affected by a variety of factors beyond our control, including: our inability to locate sufficient numbers of life insurance policy sellers or agents to source those sellers; our inability to convince life insurance policy owners of the benefits of selling their policy; competition from other companies in the life insurance secondary market; negative publicity about the life insurance secondary market based on actual or perceived abuses; and the adoption of additional governmental regulation.

The relatively new and evolving nature of the market in which we operate makes the related risks difficult to identify and quantify. Nevertheless, contractions in the secondary market for life insurance policies, whether resulting from general economic conditions, regulatory or legal pressures, or otherwise (including regulatory pressures exerted on us or others involved in the secondary market for life insurance, or involved with participants in that market), could make participation in the market generally less desirable. This could, in turn, depress the prices at which life insurance policies on the secondary market are bought and sold and have a negative impact on the estimated value of the policies we own. If the value of the policies we own decreases, our results of operations and financial condition could suffer.

Changes in general economic conditions could adversely impact our business.

Changes in general economic conditions, including, for example, interest rates, investor sentiment, changes specifically affecting the insurance industry, competition, technological developments, political and diplomatic events, tax laws, and other factors not known to us today, can substantially and adversely affect our business and prospects. For example, changes in interest rates may increase our cost of capital and ability to raise capital, and have a corresponding adverse impact on our operating results. While we may engage in certain hedging activities to mitigate the impact of rising interest rates, none of these risks are or will be within our control.

We are dependent on our information systems for our financial reporting, policy-related databases, communications and other functions.  If our information systems fail or experience major interruptions, including those relating to cybersecurity or arising from cyber-attacks, our business and our financial results could be adversely affected.

We rely on our information systems to effectively manage our operational and financial functions.  Our computer systems, Internet web sites, telecommunications, and data networks are also vulnerable to damage or interruption from power loss, natural disasters and attacks from viruses or hackers, including cybersecurity threats and incidents.  Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to information technology systems to targeted measures directed at the Company, its databases, policies, and/or the subjects of acquired policies.  Although we utilize various procedures and controls to attempt to mitigate our exposure to these risks, attacks are evolving and unpredictable and we cannot guarantee that any risk prevention measures implemented will be successful. System failures or interruptions, including those relating to cybersecurity or arising from cyber-attacks, could breach the security of the personal information of the subjects of the acquired policies and could adversely affect our business, financial condition, and operating results.

If actuarial assumptions we obtain from third-party providers and rely on to calculate our expected returns on our investments in life insurance policies change, our operating results and cash flow could be adversely affected, as well as the value of our collateral and our ability to service our debt obligations.

The expected internal rate of return we calculate is based upon the probability of an insured’s mortality over an actuarial life expectancy estimate. We presently obtain these estimates from third-party medical-actuarial underwriting companies. In the case of small face policies, which we currently define as policies with $1.0 million or less in face value of policy benefits, we may choose not to obtain any estimates, and instead use standard mortality tables or other techniques to develop our own life expectancy for an insured. In addition to actuarial life expectancies, we rely on a pricing and premium forecasting software model developed by a third-party actuarial firm for the valuation of policies we purchase, future mortality revenues, and the calculation of anticipated internal rates of return. These pricing models forecast the estimated future premiums due as well the future mortalities of insureds.

All actuarial life expectancies (and related forecasting software) are subject to interpretation and change based on evolving medical technology, actuarial data, and analytical techniques. Any increase in the actuarial life expectancy estimates of insureds within our portfolio could have a materially adverse effect on our operating results and cash flow. Adverse impacts on the value of our life insurance policy portfolio or our cash flow could in turn impair the value of the collateral we have pledged to our creditors and our ability to service our debt and obligations as they come due.

We rely on estimated rates of mortality when valuing life insurance policies and forecasting the performance of our portfolio, and we also rely on other estimates derived from statistical methodologies for projecting our future cash flows. If any of our estimates prove to be incorrect, it could materially and adversely affect our financial condition and ability to satisfy our debt service and repayment obligations.

If we assume we will receive cash inflows from policies sooner than we actually do, we may not be able to make payment on our debt obligations in a timely manner, or at all. Moreover, a significant medical discovery or advance that results in mortality improvements among seniors, above historically predicted actuarial rates, could have a material adverse effect on the value of our life insurance investments.

For example, we use a modeling method for projecting cash flows known as the “probabilistic method.” This is an actuarial method that uses the probability of an insured’s mortality over time (a mortality curve) to project the flow of policy benefits to us and to project premiums that must be paid. Thus far, we have in fact experienced fewer cash flows from policy benefits than projected in the early stages of ownership of our current life insurance policy portfolio using this method. We had expected to receive approximately $165.7 million cumulative policy benefits as of December 31, 2015, and in fact received $77.8 million. This has resulted in greater than expected premium payments, increasing such expected payments from an expected $104.0 million to $110.9 million. Barring significant mortality improvements (i.e., medical discoveries or advancements relating to the medical conditions of insureds), however, the fact that actual results have differed from the expectations derived from the probabilistic method of projecting cash flows should ordinarily result in greater cash flows later stages of ownership.

We update our projected future cash flows each month using the probabilistic method to reflect the actual experience within our life insurance policy portfolio to date. We use the current future cash flow projection to generate our expected internal rate of return on the life insurance policy portfolio we own. We would expect to change our method of calculating our future cash flows only if leading actuarial firms determined that such a methodology was no longer the most appropriate means of projecting cash flows from a life insurance policy portfolio. Any change to the pricing model, methodology, premium forecasting assumptions, cash flow projections, or the mortality assumptions accompanied therewith that increase the projected cost of insurance premiums or decrease the probability of mortality could have a material and adverse impact on our cash flows and financial condition. Ultimately, this could adversely affect our ability to meet our debt service and repayment obligations and our viability.

Cost-of-insurance (premium) increases could materially and adversely affect our financial condition and our profitability.

We are subject to the risk of increased cost-of-insurance (COI) charges (i.e., premium charges) for the universal life insurance policies we own in our portfolio. Approximately 10% of the policies in our portfolio have premium levels that are guaranteed, under the terms of the policy, to keep the policy’s death benefit in force even in a situation where the policy’s cash account has been wholly depleted. On the remaining 90% of our policies we pay the “non-guaranteed COI charges,” and therefore we are subject to the risk that the insurer could increase the COI charges for the policy. In all cases, the amount of increase is subject to limits set forth in the insurance policy. Because very few of the policies we own have significant cash account value balances, any COI increase will require us to use more cash to satisfy the minimum premium amount required to keep the policy in force.

A COI increase can be expected to impair the value of the affected policy since extra expense (i.e., additional premium amounts) will be required to keep the policy in force, and such extra expense will diminish the economic value, or return, of the policy upon the mortality of the insured. As a result, any widespread COI increases in policies owned in our portfolio would likely have a material and adverse effect on the value of our portfolio, which in turn would materially and adversely affect our financial condition and our results of operation.

Risks Unique to Our Company

We have a relatively limited history of operations and our earnings and cash flows may be volatile, resulting in uncertainty about our ability to service and repay our debt when it comes due and uncertainty about our prospects generally.

We are a company with a limited history, which makes it difficult to accurately forecast our earnings and cash flows. During the year ended December 31, 2015, we incurred a net loss of $7.4 million, and in the year ended December 31, 2014, we incurred a net loss of $6.0 million. Our lack of a significant history and the evolving nature of the market in which we operate make it likely that there are risks inherent to our business that are yet to be recognized by us or others, or not fully appreciated, and that could result in us earning less than we anticipate or even suffering further losses. As a result of the foregoing, an investment in our securities necessarily involves uncertainty about the stability of our earnings, cash flows and, ultimately, our ability to service and repay our debt and our prospects generally. In addition, any earnings volatility we experience may adversely affect the market price of our common stock.

We may not be able to raise the capital that we are seeking from our securities offerings, and may be unable to meet our overall business objective of growing a larger, actuarially diverse portfolio of life insurance.

Our continuous offerings of securities — L Bonds and Redeemable Preferred Stock — are the principal means by which we intend to raise the funds needed to meet our goal of growing a larger and more statistically diverse portfolio of life insurance policies. If we are unable to continue to engage in our continuous offerings for any reason we may be unable to meet our goal. In addition, if holders of our Series I Secured Notes or L Bonds were to fail to renew those securities with the frequency we have historically experienced, and actual cash flows from our portfolio of life insurance policies do not occur as we have forecasted, then we could be forced to sell our investments in life insurance policies in order to service or satisfy our debt-related obligations. If we were forced to sell those investments, we may be unable to sell them at prices we believe are appropriate or that approximate the discount rate we have applied to value our portfolio, particularly if our sale occurs at a time when we are, or are perceived to be, in distress. In any such event, our business and the value of our securities, including our debt securities and our capital stock, would be materially and adversely impacted.

We depend upon cash distributions from our subsidiaries, and contractual restrictions on distributions to us or adverse events at one of our operating subsidiaries could materially and adversely affect our ability to pay our debts and to continue to operate our business.

GWG Holdings is a holding company. As a holding company, we conduct our operations through operating subsidiaries, and as such our most significant assets are cash and our ownership interests in our subsidiaries. Accordingly, our ability to meet our obligations, including our debt-related and dividend-payment obligations, materially depends upon the ability of our subsidiaries to make cash distributions to us. In this regard, we are restricted by certain negative covenants in the agreement governing our revolving senior credit facility from causing certain of our subsidiaries to make distributions up to GWG Holdings. Specifically, our senior lender and its agent must authorize all disbursements from DLP II and DLP III collection and escrow accounts, including any distributions to their immediate parent entity, GWG Life, or ultimate parent entity, GWG Holdings. Under certain circumstances, distributions are limited to an amount that would result in the borrowers (DLP II and DLP III) realizing an annualized rate of return on the equity funded amount for such assets of not more than 18%, as determined by the agent. After such amount is reached, the credit agreement requires that excess funds be used to fund repayments or a reserve account in a certain amount before any additional distributions may be made.

If any of the above limitations (or any other adverse event at the subsidiary level, such as a bankruptcy, liquidation, reorganization or an event of default under our revolving senior credit facility) were to materially impede the flow of cash to GWG Holdings, such fact would materially and adversely affect our ability to service and repay our debt, including obligations under the L Bonds and Series I Secured Notes, and make cash dividend payments to holders of our Redeemable Preferred Stock.

If a significant number of holders of our Series I Secured Notes and L Bonds demand repayment of those instruments upon maturity instead of renewing them, and at such time we do not have sufficient capital on hand to fund those repayments (and do not otherwise have access to sufficient capital), we may be forced to liquidate some of our life insurance policy assets, which could have a material and adverse impact on our results of operations and financial condition.

As of December 31, 2015, GWG Holdings had approximately $282.2 million in principal amount of L Bonds outstanding, and GWG Life had approximately $23.6 million in principal amount of Series I Secured Notes outstanding. By virtue of GWG Life’s full and unconditional guarantee of obligations under the L Bonds, and other agreements contained in or made in connection with the indenture, the L Bonds are pari passu in right of payment and collateral with the Series I Secured Notes. The indenture governing the L Bonds, and the note issuance and security agreement governing the Series I Secured Notes, each provide for cross defaults upon an event of default under the provisions of the other agreement (i.e., an event of default under the note issuance and security agreement will constitute an event of default under the indenture for the L Bonds, and vice versa).

Since we first issued our Series I Secured Notes, we have experienced $150.2 million in maturities, of which $116.1 million has renewed for an additional term, as of December 31, 2015. This has provided us with an historical renewal rate of approximately 77% for investments in our Series I Secured Notes. Since we first issued our L Bonds, we have experienced $155.8 million in maturities, of which $98.4 million has renewed for an additional term, as of December 31, 2015. This has provided us with an historical renewal rate of approximately 63% for investments in our L Bonds. Future contractual maturities of Series I Secured Notes and L Bonds as of December 31, 2015 are as follows:

Years Ending December 31,	Series I Secured Notes	L Bonds	Total
2016	$13,819,000	$94,790,000	$108,609,000
2017	6,180,000	64,589,000	70,769,000
2018	1,427,000	64,372,000	65,799,000
2019	347,000	18,514,000	18,861,000
2020	1,765,000	19,810,000	21,575,000
Thereafter	40,000	20,096,000	20,136,000
	$23,578,000	$282,171,000	$305,749,000

If investors holding existing indebtedness with matures do not elect to renew their investments and we do not at such time have or have access to sufficient capital, then we may need to liquidate some of our investments in life insurance policies earlier than anticipated. In such an event, we may be unable to sell those policies at prices we believe are fair or otherwise appropriate and such sales could have a material and adverse impact on our results of operations and financial condition. See also “We may not be able to raise the capital that we are seeking . . . .”

Because we intend to hold our life insurance policies to their maturity, we therefore measure our debt coverage ratio against our current cost of financing, which may not reflect the sale price of our life insurance policies if we were to liquidate them.

We intend to hold our life insurance policy investments until they are paid out at the mortality of the insured. As a result, we measure our debt coverage ratio based on the portfolio’s gross expected yield against the interest cost of our total debt obligations to finance the portfolio. The debt coverage ratio, expressed as a percentage, is defined as the ratio of (i) total amounts outstanding on interest-bearing debt, over (ii) the net present asset value of all life insurance assets we own, plus any cash held in our accounts. For this purpose, the net present asset value of our life insurance assets is calculated as the present value of the life insurance portfolio’s expected future cash flows discounted at the weighted-average interest rate of the indebtedness for the previous month. Under the indenture governing the L Bonds, the maximum amount of such securities we may issue at any time is limited to an amount such that our debt coverage ratio does not exceed 90%. This limitation is designed to provide some comfort to our L Bond holders that the value of our assets exceeds our obligations to those holders. Nevertheless, the debt coverage ratio (as calculated) is not based on the fair value of our life insurance policies, which may be different — greater or less — than the amount we would receive if we were forced to sell those assets in the marketplace. Furthermore, mere compliance with the debt coverage ratio does not account for the significant transactional costs that could be associated with a sale of all or any significant portion of our portfolio.

Our controlling stockholders and principal executives are involved in litigation “clawback” claims, and it is possible that adverse outcomes from these claims could negatively affect the Company.

Our Chief Executive Officer, Jon R. Sabes, and our corporate secretary and Executive Vice President of Originations and Servicing, Steven F. Sabes, who together beneficially own or control approximately 74% of our common stock, are subject to litigation relating to claims by a bankruptcy trustee for loan payments made to an affiliate, Opportunity Finance, LLC. The litigation stems from the 2010 conviction of an individual operating a fraudulent business, which business filed for bankruptcy in 2008. The bankruptcy trustee alleges that loan repayments to Opportunity Finance were avoidable transfers under preference or other legal theories and seeks to recover amounts for other creditors of the bankruptcy estate. Case No. 08-45257 (U.S. Bankruptcy Court District of Minnesota). Such payments may ultimately be deemed to be avoidable transfers under preference or other legal theories. In addition, GWG Holdings invested $1.0 million in Opportunity Finance, LLC in 2006 and was repaid and received $176,948 of interest income from that investment in 2007. To date no claim has been made against the Company.

While we believe there are numerous meritorious defenses to the claims made by the bankruptcy trustee and others, and we are advised that the defendants in that action will vigorously defend against the trustee’s claims, such defendants may not prevail. If the bankruptcy trustee were to succeed in any effort to sell or transfer the equity interests of Jon R. Sabes or Steven F. Sabes in our company as a result of the litigation, there could be a change in control of the Company, and our company and business could be materially and adversely impacted. Such adverse results would likely arise a breach of negative change-in-control covenants contained in our revolving senior credit facility agreements. In addition, such an event would adversely affect holders of our L Bonds by reducing the number of shares of common stock of GWG Holdings that have been pledged as collateral security for our obligations under those securities. Finally, regardless of the outcome of this litigation, these matters may distract management and reduce the time and attention that they are able to devote to our business.

The loss of the services of our current executives or other key employees, or the failure to attract additional key individuals, would materially adversely affect our business operations and prospects.

Our financial success is significantly dependent upon the efforts of our current executive officers and other key employees. In addition, our revolving senior credit facility requires Messrs. Jon R. Sabes and Steven F. Sabes to generally remain active within the business. We have entered into employment agreements with Messrs. Jon R. Sabes, Steven F. Sabes, Paul A. Siegert, William B. Acheson, Michael D. Freedman and Jon L. Gangelhoff. Nevertheless, there can be no assurance that these individuals will continue to provide services to us. A voluntary or involuntary termination of employment could have a materially adverse effect on our business operations if we were not able to attract qualified replacements in a timely manner. At present, we do not maintain key-man life insurance policies for any of these individuals. In addition, our success and viability is also dependent to a significant extent upon our ability to attract and retain qualified personnel in all areas of our business, especially our sales, policy acquisition, and financial management team. If we were to lose the members of these service teams, we would need to replace them with qualified individuals in a timely manner or our business operations and prospects could be adversely impacted.

Being a public company is expensive and could adversely affect our ability to attract and retain qualified officers and directors.

We have been a public reporting company since January 31, 2012. As such, we are subject to the reporting requirements of the Securities Exchange Act of 1934. These requirements generate significant accounting, legal, and financial compliance costs, and make some activities more difficult, time consuming or costly than they would otherwise be, and may place significant strain on our personnel and resources. These rules and regulations applicable to public companies, and the risks involved in serving as an officer or director of a public company, may also make it more difficult and expensive for us to obtain director and officer liability insurance, and to recruit and retain qualified officers and directors.

We are an “emerging growth company” that has elected to delay adoption of new or revised accounting standards and abide by certain reduced disclosure requirements, which may make our securities in general, and our common stock in particular, less attractive.

As a public reporting company with less than $1.0 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act.

An emerging growth company may take advantage of certain reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. We intend to take advantage of all of the reduced reporting requirements and exemptions available to us, including the longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act. Our election to use the phase-in periods may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the phase-in periods under §107 of the JOBS Act.

Under the JOBS Act, we may take advantage of the above-described reduced reporting requirements and exemptions for up to five years after our initial sale of common equity pursuant to a registration statement declared effective under the Securities Act of 1933, or such earlier time that we no longer meet the definition of an emerging growth company. In this regard, the JOBS Act provides that we would cease to be an “emerging growth company” if we have more than $1.0 billion in annual revenues, have more than $700 million in market value of our common stock held by non-affiliates, or issue more than $1.0 billion in principal amount of non-convertible debt over a three-year period. Even after our cessation to be an emerging growth company, certain of the same reduced disclosure requirement will continue to apply to us for so long as we are a “smaller reporting company” under applicable securities rules. We cannot predict if investors will find our securities less attractive due to our reliance on these exemptions. If investors were to find our securities less attractive as a result of our election, we may have difficulty raising all of the proceeds we seek in our financing efforts, and the market price of our common stock may suffer.

We recently acquired and have commenced operating a merchant cash advance business, which business may present a number of other risks as it grows.

In February 2016, we acquired certain loan and advance assets from a lender to merchant cash advance funders. A merchant cash advance funder provides small businesses with a cash advance that is structured as the purchase of a portion of a small business’s future receipts, and is not characterized or structured as a loan. Small businesses typically seek these advances for working capital purposes to finance their purchase of inventory, equipment, or to otherwise address immediate business needs.

Although our activities in this space are currently not significant to our Company as a whole, as this business grows we expect it will present a number of risks different from those involved in our life insurance business, including that: we will critically rely on certain individuals to operate the business; the merchant cash advance loans and advances we own are relatively illiquid, and may become uncollectible; we may value our merchant cash advance loans and advances on our balance sheet at amounts different from the value we ultimately realize from those assets; we will face significant competition from many companies well established in this space; our growth of this business may be disruptive to its operations and the merchant cash advance business may be significantly influenced by general economic conditions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

Our principal executive offices are located at 220 South Sixth Street, Suite 1200, Minneapolis, Minnesota 55402. At that location, we lease 17,687 square feet of space for a lease term expiring in 2026. We believe that these facilities are adequate for our current needs and that suitable additional space will be available as needed.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On September 24, 2014, we consummated an initial public offering of our common stock resulting in the sale of 800,000 shares of common stock at $12.50 per share. The sale resulted in net proceeds of approximately $8.6 million after the deduction of underwriting commissions, discounts, and expense reimbursements. In connection with this offering, our common stock was listed on The NASDAQ Capital Market under the ticker symbol “GWGH.” As of March 22, 2016, there were 103 record holders of our common stock.

The following table shows the high and low sales for our common stock for the periods indicated, as reported by NASDAQ:

Three Months Ended	High	Low
September 30, 2014	$17.47	$9.51
December 31, 2014	$10.65	$6.30
March 31, 2015	$8.72	$6.05
June 30, 2015	$10.50	$6.77
September 30, 2015	$9.41	$7.10
December 31, 2015	$8.48	$4.65

Securities Authorized for Issuance under Equity Compensation Plans

We maintain our 2013 Stock Incentive Plan (the “2013 Plan”). The purpose of the 2013 Plan is to provide a means by which our employees, directors, officers and consultants may be granted an opportunity to purchase our common stock, to assist in retaining the services of such persons, to secure and retain the services of persons capable of filling such positions and to provide incentives for such persons to exert maximum efforts for our success. Under the 2013 Plan, 1,211,000 shares of our common stock remained unreserved and available for issuance at December 31, 2015.

The 2013 Plan was approved by our stockholders. The following table sets forth certain information as of December 31, 2015 with respect to the 2013 Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plan approved by stockholders:
2013 Stock Incentive Plan(1)	$789,000	$7.76	$1,211,000
Equity compensation plans not approved by stockholders(1)	265,000	$12.50	-
TOTAL	1,054,000	$8.95	1,211,000

(1)	The number of securities reserved for issuance upon exercise of outstanding awards granted under the 2013 Plan includes 789,000 stock options. We also had 265,000 outstanding stock options issued outside of the 2013 Plan.

Unregistered Sales of Securities

In 2015 and 2014, our wholly-owned subsidiary, GWG Life, sold $214,000 and $160,000, respectively, in principal amount of Series I Secured Notes in consideration of reinvested interest and commissions payable on account of earlier issued notes. GWG Holdings is a guarantor of GWG Life’s obligations under the Series I Secured Notes. The notes were offered and sold solely to accredited investors pursuant to a private placement exemption under Section 4(a)(2) of the Securities Act of 1933, and Regulation D/Rule 506 thereunder.

In 2015 and 2014, we issued 98,000 and 111,000 shares, respectively, of Series A Preferred Stock as in-kind dividends payable on account of the preferred stock. The preferred stock was issued solely to accredited investors in a private placement under Section 4(a)(2) of the Securities Act of 1933, and Regulation D/Rule 506 thereunder.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with the consolidated financial statements and accompanying notes and the information contained in other sections of this report. This discussion and analysis is based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The statements in this discussion and analysis concerning expectations regarding our future performance, liquidity and capital resources, as well as other non-historical statements, are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. Our actual results could differ materially from those suggested or implied by any forward-looking statements. Please see “Risk Relating to Forward-Looking Statements” below.

Risk Relating to Forward-Looking Statements

Certain matters discussed in this report are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Nevertheless, these forward-looking statements are subject to risks, uncertainties and assumptions about our operations and the investments we make, including, among other things, factors discussed in the “Risk Factors” section of this report and the following:

●	changes in the secondary market for life insurance;
●	our limited operating history;
●	the valuation of assets reflected on our financial statements;
●	the reliability of assumptions underlying our actuarial models;
●	our reliance on debt financing;
●	risks relating to the validity and enforceability of the life insurance policies we purchase;
●	our reliance on information provided and obtained by third parties;
●	federal, state and FINRA regulatory matters;
●	competition in the secondary market of life insurance;
●	the relative illiquidity of life insurance policies;
●	our ability to satisfy our debt obligations if we were to sell our entire portfolio of life insurance policies;
●	life insurance company credit exposure;
●	general economic outlook, including prevailing interest rates;
●	performance of our investments in life insurance policies;
●	financing requirements;
●	risks associated with our recent entry into the merchant cash advance business;
●	litigation risks; and
●	restrictive covenants contained in borrowing agreements.

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

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012, or JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “ emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 for complying with new or revised accounting standards. This means that an “emerging growth company” can make an election to delay the adoption of certain accounting standards until those standards would apply to private companies. We have elected to delay such adoption of new or revised accounting standards and, as a result, we may not comply with new or revised accounting standards at the same time as other public reporting companies that are not “ emerging growth companies.” This exemption will apply for a period of five years following our first sale of common equity securities under an effective registration statement or until we no longer qualify as an “emerging growth company” as defined under the JOBS Act, whichever is earlier.

Overview

We are a specialty finance company and a leading financial purchaser of life insurance assets in the secondary market. We create opportunities for consumers owning life insurance to obtain significant value for their policies as compared to the traditional options offered by insurance companies. We also create opportunities for investors to participate in alternative asset classes, such as life insurance, not correlated to traditional financial markets. In so doing, we enable investors to take advantage of financial opportunities dominated by banks prior to the 2008 credit crisis.

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

Ownership of Life Insurance Policies—Fair Value Option

We account for the purchase of life insurance policies in accordance with Financial Accounting Standards Board’s Accounting Standards Codification (FASB ASC) 325-30, Investments in Insurance Contracts, which requires us to use either the investment method or the fair value method. We have elected to account for all of our life insurance policies as investments using the fair value method.

The fair value of our life insurance policies is determined as the net present value of the life insurance portfolio’s future expected cash flows (policy benefits received and required premium payments) that incorporates current life expectancy estimates and discount rate assumptions.

We initially record our purchase of life insurance policies at the transaction price, which is the amount paid for the policy, inclusive of all external fees and costs associated with the acquisition. The fair value of our investment in the portfolio of insurance policies is evaluated at the end of each subsequent reporting period. Changes in the fair value of the portfolio of life insurance policies are based on periodic evaluations and are recorded as changes in fair value of life insurance policies in our consolidated and combined statement of operations.

In addition to reporting our results of operations and financial condition based on the fair value of our life insurance policies as required by GAAP, management also makes calculations and evaluates our financial condition based on the weighted average expected internal rate of return of the policies and other non-GAAP financial measures. See “Non-GAAP Financial Measures” below.

Fair Value Components – Medical Underwriting

Unobservable inputs, as discussed below, are a critical component of our estimate for the fair value of our investments in life insurance policies. We currently use a probabilistic method of estimating and valuing the projected cash flows (policy benefits received and required premium payments made) of our portfolio of life insurance policies, which we believe to be the preferred and most prevalent valuation method in the industry. In this regard, the most significant assumptions we make are the life expectancy estimates of the insureds and the discount rate applied to the expected future cash flows to be derived from our portfolio.

Please see the “Underwriting and Purchasing Life Insurance Assets” caption under the description of “Our Business Model” for further details on the medical underwriting process.

Fair Value Components – Required Premium Payments

We must pay the premiums on the life insurance policies within our portfolio in order to collect the policy benefit upon the mortality of the insured. The same probabilistic model and methodologies used to generate expected cash inflows from the life insurance policy benefits over the expected life of the insured are used to estimate cash outflows due to required premium payments. Premiums paid are offset against revenue in the applicable reporting period.

Fair Value Components – Discount Rate

A discount rate is used to calculate the net present value of the expected cash flows. The discount rate represents the internal rate of return we expect to earn on investments in a policy or in the portfolio as a whole at the stated fair value. The discount rate used to calculate fair value of our portfolio incorporates the guidance provided by ASC 820, Fair Value Measurements and Disclosures.

The table below provides the discount rate used to estimate the fair value of our portfolio of life insurance policies for the period ending:

December 31, 2015	December 31, 2014
11.09%	11.43%

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

We engaged a third party, Model Actuarial Pricing Systems (MAPS), to prepare a third-party valuation of our life settlement portfolio. MAPS owns and maintains the portfolio pricing software we use. MAPS processed policy data, future premium data, life expectancy estimate data, and other actuarial information we supplied to calculate a net present value for our portfolio using the specified discount rate of 11.09%. MAPS independently calculated the net present value of our portfolio of 396 policies to be $356.6 million, which is the same fair value estimate we used on the balance sheet as of December 31, 2015, and furnished us with a letter documenting its calculation. A copy of such letter is filed as Exhibit 99.1 to this report.

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

Deferred Financing and Issuance Costs

Financing costs incurred to obtain financing under the revolving senior credit facility have been capitalized and are amortized using the straight-line method over the term of the revolving senior credit facility. The Series I Secured Note obligations are reported net of issuance costs, sales commissions, and other direct expenses, which are amortized using the interest method over the term of each respective borrowing. The L Bonds are reported net of issuance costs, sales commissions, and other direct expenses, which are amortized using the interest method over the term of each respective borrowing. The Series A Preferred Stock is reported net of issuance costs, sales commissions, including the fair value of warrants issued, and other direct expenses, which are amortized using the interest method as interest expense over a three-year redemption period. As of December 31, 2015, these costs have been fully amortized.

Principal Revenue and Expense Items

We earn revenues from the following three primary sources.

●	Policy Benefits Realized. We recognize the difference between the face value of the benefits and carrying values of the policy when an insured event has occurred and determine that settlement and collection of the policy benefits is realizable and reasonably assured. Revenue from a transaction must meet both criteria in order to be recognized. We generally collect the face value of the life insurance policy from the insurance company within 45 days of the insured’s mortality.

●	Change in Fair Value of Life Insurance Policies. We have elected to carry our investments in life insurance policies at fair value in accordance with ASC 325-30, Investments in Life Insurance Contracts. Accordingly, we value our investments in our portfolio of life insurance policies each reporting period in accordance with the fair value principles discussed herein, which includes the expected payment of premiums for future periods.

●	Sale of a Life Insurance Policy or a Portfolio of Life Insurance Policies. In the event of a sale of a policy, we recognize gain or loss as the difference between the sale price and the carrying value of the policy on the date of the receipt of payment on such sale.

Our main components of expense are summarized below.

●	Selling, General and Administrative Expenses. We recognize and record expenses incurred in our business operations, including operations related to the purchasing and servicing of life insurance policies. These expenses include salaries and benefits, sales, marketing, occupancy and other expenditures.

●	Interest and Dividends. We recognize and record interest expenses associated with the costs of financing our life insurance portfolio for the current period. These expenses include interest paid to our senior lender under our revolving senior credit facility, as well as all interest paid on our L Bonds and other outstanding indebtedness such as our Series I Secured Notes and dividends on our Series A Preferred Stock. When we issue long-term indebtedness, we amortize the issuance costs associated with such indebtedness over the outstanding term of the financing, and classify it as interest expense.

Results of Operations — 2015 Compared to 2014

The following is our analysis of the results of operations for the periods indicated below. This analysis should be read in conjunction with our consolidated financial statements and related notes.

Revenue.	Years Ended December 31,
	2015	2014
Revenue recognized from the receipt of policy benefits	$26,721,000	$13,864,000
Revenue recognized from the change in fair value of life insurance policies, net of premiums and carrying costs (1)	12,660,000	16,552,000
Gain on life settlements, net	$39,381,000	$30,416,000
Number of policies matured	9	12
The change in fair value related to new policies acquired during the year	$24,550,000	$8,502,000

(1)	Valuations of future cash flows employ discount rates to reflect the time value of money and the level of risk involved. Calculations utilizing higher discount rates result in lower valuations because the future cash flows are more uncertain and worth less in present value terms. Similarly, calculations using lower discount rates result in higher valuations because the future cash flows are more reliable and worth more in present value terms. The change in the discount rate incorporates current information about discount rates applied by other reporting companies owning portfolios of life insurance policies, discount rates observed by us in the life insurance secondary market, market interest rates, the credit exposure to the issuing insurance companies and our estimate of the risk premium a purchaser would require to receive the future cash flows derived from our portfolio of life insurance policies. The discount rate applied to estimate the fair value of the portfolio of life insurance policies we own was 11.09% as of December 31, 2015, compared to 11.43% as of December 31, 2014. The decrease in discount rate was primarily due to an increase in prices our competitors were purchasing life insurance policies in the secondary market and an increase in the size and diversity of our portfolio that we believe results in a lower risk premium due to an increase in actuarial stability for any potential buyer. The carrying value of policies acquired during each quarterly reporting period are adjusted to their current fair value using the fair value discount rate applied to the entire portfolio as of that reporting date.

Expenses.	Twelve Months Ended December 31,
	2015	2014	Increase
Employee compensation and benefits (1)	$8,010,000	$4,970,000	$3,040,000
Interest expense (including amortization of deferred financing costs and preferred stock dividends) (2)	31,588,000	26,717,000	4,871,000
Legal and professional expenses (3)	3,153,000	2,339,000	814,000
Other expenses (4)	7,784,000	4,815,000	2,969,000
Total expenses	$50,535,000	$38,841,000	$11,694,000

(1)	We hired additional members to our sales, marketing and information technology teams. At the end of 2014 we employed approximately 40 employees, at the end of 2015 our headcount rose to approximately 50 employees.
(2)	The increase was due to the increase in the average debt outstanding.
(3)	Increase is due to SEC filings and other costs related to securities offerings.
(4)	Increase is due to increased sales and marketing costs associated with growing and servicing our financial advisor network as well as increased personnel and infrastructure costs incurred.

Deferred Income Taxes. FASB ASC 740, Income Taxes, requires us to recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance may be established for any portion of deferred tax assets that is not considered more likely than not to be realized.

We have provided a valuation allowance against the deferred tax asset related to a note receivable, which was charged-off for financial reporting purposes, as we believe that, when realized for tax purposes, it will result in a capital loss that will not be utilized within the applicable carry-forward period. We therefore, do not believe that it is more likely than not that the deferred tax asset associated with the financial reporting versus underlying tax basis will be realized.

We have also provided a valuation allowance against the deferred tax asset related to a tax basis capital loss generated with respect to our settlement and subsequent disposal of an earlier investment in Athena Structured Funds PLC (see “Notes to the Consolidated Statements,” Note 9). As we have no expectation of generating capital gains within the applicable carry-forward period, we do not believe it is more likely than not that the deferred tax asset associated with this loss will be realized.

Income Tax Expense. We realized income tax benefits of $3.5 million and $2.4 million in 2015 and 2014, respectively. The effective tax rate for the 12 months ended December 31, 2015 and 2014, was 32.2% and 28.7%, respectively, compared to a statutory rate of 34%. In 2015 and 2014, there were significant permanent differences between income before income taxes and taxable income. The primary permanent differences in those years are the accrual of preferred dividends reported as interest expense for financial reporting purposes and meals and entertainment expenses. The dividends charged to interest expense were $2.1 million and $2.4 million in 2015 and 2014, respectively.

The following table provides a reconciliation of our income tax benefit at the statutory federal tax rate to our actual income tax benefit:

	2015		2014
Statutory federal income tax	$(3,707,000)	34.0%	$(2,844,000)	34.0%
State income taxes, net of federal benefit	(561,000)	5.1%	(374,000)	4.5%
Series A Preferred Stock dividends	703,000	(6.4)%	826,000	(9.9)%
Other permanent differences	55,000	(0.5)%	(10,000)	0.1%
Total income tax expense	$(3,510,000)	32.2%	$(2,402,000)	28.7%

The most significant temporary differences between GAAP net income and taxable net income are the treatment of interest costs with respect to the acquisition of the life insurance policies and revenue recognition with respect to the mark-to-market of life insurance portfolio.

Liquidity and Capital Resources

We finance our business through a combination of policy benefit revenues, origination fees, equity offerings, debt offerings, and a senior revolving credit facility. We have used our debt offerings and a senior revolving credit facility primarily for policy acquisition, policy servicing, and portfolio related financing expenditures. We charge an intercompany origination fee in the amount of one to four percent of the face value of a life insurance policy’s benefit when we acquire the related life insurance policy. The origination fee we charge is included in the total purchase price we pay for a life insurance policy for purposes of our valuation and expected internal rate of return calculations, but is not netted against the purchase price we pay to a seller of an insurance policy. We generated cash flows of $2.2 million and $1.6 million from origination fees in 2015 and 2014, respectively. Profits from intercompany origination fees for life insurance policies retained by the Company are eliminated from our consolidated statements of operations. As such, the origination fees collected under our life insurance policy financing arrangements are reflected in our consolidated statements of cash flows as cash flows from financing activities as they are received from borrowings used to finance the acquisition of life insurance policies. Our revolving bank line allows DLP III to borrow the funds necessary to pay origination fees to GWG Life. Our borrowing agreements allow us to use net proceeds of the L Bonds for policy acquisition, which includes origination fees. If the policy acquisition is not financed, no fees are included in the consolidated cash flows. See “Cash Flows” below for further information. We determine the value of life insurance policies in accordance with ASC 325-30, Investments in Insurance Contracts, using the fair value method. Under the fair value method, the initial investment is recorded at the transaction price. Because the origination fees are paid from a wholly-owned subsidiary to the parent company, these fees are not included in the transaction price as reflected in our consolidated financial statements. For further discussion on our accounting policies for life settlements, please refer to note 1 to our consolidated financial statements.

As of December 31, 2015 and 2014, we had approximately $74.4 million and $51.2 million, respectively, in combined available cash and available borrowing base surplus capacity under our revolving senior credit facility for the purpose of purchasing additional life insurance policies, paying premiums on existing policies, paying portfolio servicing expenses, and paying principal and interest on our outstanding financing obligations.

In November 2009, our wholly-owned subsidiary GWG Life began a private placement of Series I Secured Notes to accredited investors only. This offering was closed in November 2011. As of December 31, 2015 and 2014, we had approximately $23.6 million and $28.0 million, respectively, in principal amount of Series I Secured Notes outstanding.

In September 2012, we concluded a private placement offering of Series A Preferred Stock, having received an aggregate $24.6 million in subscriptions for our Series A Preferred Stock. These subscriptions consisted of $14.0 million in conversions of outstanding Series I Secured Notes and $10.6 million of new investments. As of December 31, 2015 and 2014, we had approximately $20.8 million and $20.5 million of Series A Preferred Stock outstanding.

In January 2015, we registered a $1.0 billion public debt offering of our L Bonds with the SEC. The $1.0 billion L Bond offering was as a follow-on offering to our $250.0 million public debt offering of Renewable Secured Debentures (subsequently renamed L Bonds) that was registered with the SEC and completed January 2015. Through December 31, 2015, the total amount of these L Bonds sold, including renewals, was $437.9 million. As of December 31, 2015 and 2014, we had approximately $282.2 million and $186.4 million, respectively, in principal amount of L Bonds outstanding.

On September 24, 2014, we consummated an initial public offering of our common stock resulting in the sale of 800,000 shares of common stock at $12.50 per share and net proceeds of approximately $8.6 million after the deduction of underwriting commissions, discounts and expense reimbursements.

The weighted-average interest rate of our outstanding Series I Secured Notes as of December 31, 2015 and December 31, 2014 was 8.47% and 8.37%, respectively, and the weighted-average maturity at those dates was 1.06 and 2.01 years, respectively. The Series I Secured Notes have renewal features. Since we first issued our Series I Secured Notes, we have experienced $150.2 million in maturities, of which as of December 31, 2015, $116.1 million has renewed for an additional term. This has provided us with an aggregate renewal rate of approximately 77% for investments in these securities.

The weighted-average interest rate of our outstanding L Bonds as of December 31, 2015 and December 31, 2014 was 7.18% and 7.45%, respectively, and the weighted-average maturity at those dates was 2.02 and 2.01 years, respectively. Our L Bonds have renewal features. Since we first issued our L Bonds, we have experienced $155.8 million in maturities, of which as of December 31, 2015, $98.4 million has renewed for an additional term. This has provided us with an aggregate renewal rate of approximately 63% for investments in these securities.

Future contractual maturities of Series I Secured Notes and L Bonds at December 31, 2015 are:

Years Ending December 31,	Series I Secured Notes	L Bonds	Total
2016	$13,819,000	$94,790,000	$108,609,000
2017	6,180,000	64,589,000	70,769,000
2018	1,427,000	64,372,000	65,799,000
2019	347,000	18,514,000	18,861,000
2020	1,765,000	19,810,000	21,575,000
Thereafter	40,000	20,096,000	20,136,000
	$23,578,000	$282,171,000	$305,749,000

The L Bonds and Series I Secured Notes are secured by all of our assets, and are subordinate to our revolving senior credit facility with Autobahn/DZ Bank. The L Bonds and Series I Secured Notes are pari passu with respect to a security interest in our assets pursuant to an intercreditor agreement (see notes 6 and 7 to our consolidated financial statements).

We maintain a $105 million revolving senior credit facility with Autobahn/DZ Bank through GWG Life’s wholly-owned subsidiaries DLP II and DLP III. The revolving senior credit facility is used to pay the premium expenses related to our portfolio of life insurance policies. As of December 31, 2015 and 2014, we had approximately $65.0 million and $72.2 million, respectively, outstanding under the revolving senior credit facility, and maintained an available borrowing base surplus of $40.0 million and $20.6 million, respectively. Effective May 11, 2015, we amended and restated our senior credit facility to reduce the interest cost and extend the term of the facility to June 2018 (see note 5 to our condensed consolidated financial statements).

We expect to meet our ongoing operational capital needs through a combination of policy benefit revenues, origination fees, and proceeds from financing transactions. We expect to meet our policy acquisition, servicing, and financing capital needs principally from the receipt of policy benefit revenues from our portfolio of life insurance policies, net proceeds from our offering of L Bonds, and from our revolving senior credit facility. Because we only receive origination fees when we purchase a policy, our receipt of those fees is contingent upon our consummation of policy purchases, which is, in turn, contingent upon our receipt of external funding. Despite capital market conditions that are still recovering from the prolonged credit crisis, we have demonstrated continued access to credit and financing markets. Furthermore, we expect that policy benefit payments will increase as the average age of the insureds increase and mortality events occur over time with greater frequency. As a result of the foregoing, we estimate that our liquidity and capital resources are sufficient for our current and projected financial needs. Nevertheless, if we are unable to continue our offerings for any reason (or if we become unsuccessful in selling our securities), and we are unable to obtain capital from other sources, our business will be materially and adversely affected. In addition, our business will be materially and adversely affected if we do not receive the policy benefits we forecast and if holders of our L Bonds or Series I Secured Notes fail to renew with the frequency we have historically experienced. In such a case, we could be forced to sell our investments in life insurance policies to service or satisfy our debt-related and other obligations.

Capital expenditures have historically not been material and we do not anticipate making material capital expenditures in 2016 or beyond.

Debt Financings Summary

We had the following outstanding debt balances as of December 31, 2015:

Issuer/Borrower	Principal Amount Outstanding	Weighted Average Interest Rate
GWG Holdings, Inc. - L Bonds	$282,171,000	7.18%
GWG Life, LLC - Series I Secured Notes	23,578,000	8.47%
GWG DLP Funding III, LLC - Revolving senior credit facility	65,011,000	5.58%
Total	$370,760,000	6.98%

Our total revolving senior credit facility and other indebtedness balance as of December 31, 2015 and December 31, 2014 was $370.8 million and $286.6 million, respectively. At December 31, 2015, the total outstanding face amount under our Series I Secured Notes outstanding was $23.6 million, less unamortized selling costs of $0.3 million, resulting in a carrying amount of $23.3 million. At December 31, 2014, the total outstanding face amount under our Series I Secured Notes outstanding was $28.0 million, less unamortized selling costs of $0.4 million, resulting in a carrying amount of $27.6 million. At December 31, 2015, the total outstanding face amount of L Bonds was $282.2 million plus $3.0 million of subscriptions in process, less unamortized selling costs of $8.2 million resulting in a carrying amount of $277.0 million. At December 31, 2014, the total outstanding face amount of L Bonds was $186.4 million plus $2.3 million of subscriptions in process, less unamortized selling costs of $5.9 million resulting in a carrying amount of $182.8 million.

Portfolio Assets and Secured Indebtedness

At December 31, 2015, the fair value of our investments in life insurance policies of $356.6 million plus our cash balance of $34.4 million and our restricted cash balance of $2.3 million, totaled $393.3 million, representing an excess of portfolio assets over secured indebtedness of $22.5 million. At December 31, 2014, the fair value of our investments in life insurance policies of $282.8 million plus our cash balance of $30.7 million and our restricted cash balance of $4.3 million, totaled $317.8 million, representing an excess of portfolio assets over secured indebtedness of $31.2 million. The L Bonds and Series I Secured Notes are secured by all of our assets and are subordinate to our revolving senior credit facility with Autobahn/DZ Bank. The L Bonds and Series I Secured Notes are pari passu with respect to a security interest in our asset pursuant to an intercreditor agreement.

The following forward-looking table seeks to illustrate the impact of the sale of our portfolio of life insurance assets at various discount rates in order to satisfy our debt obligations as of December 31, 2015. In all cases, the sale of the life insurance assets owned by DLP II and DLP III will be used first to satisfy all amounts owing under the revolving senior credit facility with Autobahn/ DZ Bank. The net sale proceeds remaining after satisfying all obligations under the revolving senior credit facility would be applied to L Bonds and Series I Secured Notes on a pari passu basis.

Portfolio Discount Rate	10%	11%	12%	13%	14%
Value of portfolio	$375,015,000	$358,105,000	$342,508,000	$328,091,000	$314,734,000
Cash and cash equivalents	36,767,000	36,767,000	36,767,000	36,767,000	36,767,000
Total assets	411,782,000	394,872,000	379,275,000	364,858,000	351,501,000
Revolving senior credit facility Autobahn/DZ Bank	65,011,000	65,011,000	65,011,000	65,011,000	65,011,000
Net after revolving senior credit facility	346,771,000	329,861,000	314,264,000	299,847,000	286,490,000
Series I Secured Notes and L Bonds	305,749,000	305,749,000	305,749,000	305,749,000	305,749,000
Net after Series I Secured Notes and L Bonds	41,022,000	24,112,000	8,515,000	(5,902,000)	(19,259,000)
Impairment to Series I Secured Notes and L Bonds	No impairment	No impairment	No impairment	Impairment	Impairment

The table illustrates that our ability to fully satisfy amounts owing under the L Bonds and Series I Secured Notes would likely be impaired upon the sale of all our life insurance assets at a price equivalent to a discount rate of approximately 12.58% or higher. At December 31, 2014, the impairment occurred at a discount rate of approximately 14.09% or higher. The discount rates used to calculate the fair value of our portfolio were 11.09% and 11.43% as of December 31, 2015 and December 31, 2014, respectively.

The table does not include any allowance for transactional fees and expenses associated with a portfolio sale (which expenses and fees could be substantial), and is provided to demonstrate how various discount rates used to value our portfolio could affect our ability to satisfy amounts owing under our debt obligations in light of our senior secured lender’s right to priority payments. You should read the above table in conjunction with the information contained in other sections of this report, including our discussion of discount rates included under the “— Critical Accounting Policies — Fair Value Components – Discount Rate” caption above. This discussion and analysis is based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management.

Amended and Restated Senior Credit Facility

Effective May 11, 2015, GWG Holdings, together with certain of its subsidiaries, entered into a Second Amended and Restated Credit and Security Agreement with Autobahn Funding Company LLC, as the conduit lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, as the committed lender and as the agent on behalf of secured parties under such agreement. The Second Amended and Restated Credit and Security Agreement extends the maturity date of borrowings made by our subsidiaries, DLP II and DLP III, to June 30, 2018. Advances under the senior credit facility made after May 11, 2015 will bear interest at the commercial paper rate of the lender at the time of the advance, or at the lender’s cost of borrowing plus 4.25%, which is 1.75% less than under the previous Credit and Security Agreement executed on January 25, 2013. In addition to the extended term and decreased interest rate and borrowing cost, the Second Amended and Restated Credit and Security Agreement also removes the requirement that we maintain a reserve for certain projected expenditures (including anticipated premium payments required to service its life insurance portfolio), thereby allowing for our full use of the revolving senior credit facility up to its limit of $105,000,000.

In connection with the Second Amended and Restated Credit and Security Agreement, GWG Holdings and its subsidiaries entered into certain other agreements, amendments and restatements of earlier agreements entered into in connection with previous Credit and Security Agreements. Included among these other agreements was an Amended and Restated Performance Guaranty affirming the performance guaranty that GWG Holdings earlier provided in connection with the original and first Amended and Restated Credit and Security Agreements to DZ Bank AG Deutsche Zentral-Genossenschaftsbank, as agent.

Cash Flows

The payment of premiums and servicing costs to maintain life insurance policies represents our most significant requirement for cash disbursement. When a policy is purchased, we are able to calculate the minimum premium payments required to maintain the policy in-force. Over time as the insured ages, premium payments will increase. Nevertheless, the probability of actually needing to pay the premiums decreases since mortality becomes more likely. These scheduled premiums and associated probabilities are factored into our expected internal rate of return and cash-flow modeling. Beyond premiums, we incur policy servicing costs, including annual trustee, tracking costs, and debt servicing costs, including principal and interest payments, all of which are excluded from our internal rate of return calculations. Until we receive a stable amount of proceeds from the policy benefits, we intend to pay these costs from our senior credit facility, when permitted, and through the issuance of debt securities, including the L Bonds, and equity securities including our Redeemable Preferred Stock.

The amount of payments for anticipated premiums and servicing costs that we will be required to make over the next five years to maintain our current portfolio, assuming no mortalities, is set forth in the table below.

Year	Premiums	Servicing	Premiums and Servicing
2016	$32,227,000	$475,000	$32,702,000
2017	35,181,000	475,000	35,656,000
2018	38,204,000	475,000	38,679,000
2019	42,817,000	475,000	43,292,000
2020	47,637,000	475,000	48,112,000
Total	$196,066,000	$2,375,000	$198,441,000

Our anticipated premium expenses are subject to the risk of increased cost-of-insurance (COI) charges (i.e., premium charges) for the universal life insurance policies we own.  In this regard, we are aware of at least one insurer that has notified us of its intent to increase COI charges on certain life insurance policies.  Although we cannot now precisely quantify the impact of the increase upon our costs, or upon the fair value of our portfolio, less than 6% of the fair value of our portfolio is attributable to such policies issued by that insurer.  As a result, we expect that our premium expense will increase and the fair value of our portfolio will be negatively impacted once the insurer has specified and implemented the proposed increases.  At this time, we have not been notified of COI increases by other insurers, but we are aware that COI increases have become more prevalent in the industry.  Thus, we expect that we may see additional insurers implementing COI increases in the future.  See also the Risk Factor section of this report (“Cost-of-insurance (premium) increases could materially and adversely affect our financial condition and our profitability.”).

For the quarter-end dates set forth below, the following table illustrates the total amount of face value of policy benefits owned, and the trailing 12 months of life insurance policy benefits collected and premiums paid on our portfolio. The trailing 12-month benefits/premium coverage ratio indicates the ratio of policy benefits received to premiums paid over the trailing 12-month period from our portfolio of life insurance policies.

Quarter End Date	Portfolio Face Amount	12-Month Trailing Benefits Collected	12-Month Trailing Premiums Paid	12-Month Trailing Benefits/Premium Coverage Ratio
March 31, 2012	$482,455,000	$4,203,000	$14,977,000	28.06%
June 30, 2012	489,255,000	8,703,000	15,412,000	56.47%
September 30, 2012	515,661,000	7,833,000	15,837,000	49.46%
December 31, 2012	572,245,000	7,350,000	16,597,000	44.28%
March 31, 2013	639,755,000	11,350,000	18,044,000	62.90%
June 30, 2013	650,655,000	13,450,000	19,182,000	70.11%
September 30, 2013	705,069,000	18,450,000	20,279,000	90.98%
December 31, 2013	740,648,000	16,600,000	21,733,000	76.38%
March 31, 2014	771,940,000	12,600,000	21,930,000	57.46%
June 30, 2014	784,652,000	6,300,000	22,598,000	27.88%
September 30, 2014	787,964,000	4,300,000	23,121,000	18.60%
December 31, 2014	779,099,000	18,050,000	23,265,000	77.58%
March 31, 2015	754,942,000	46,675,000	23,786,000	196.23%
June 30, 2015	806,274,000	47,125,000	24,348,000	193.55%
September 30, 2015	878,882,000	44,482,000	25,313,000	175.72%
December 31, 2015	944,844,000	31,232,000	26,650,000	117.19%

We believe that the portfolio cash flow results set forth above are consistent with our general investment thesis: that the life insurance policy benefits we receive will continue to increase over time in relation to the premiums we are required to pay on the remaining polices in the portfolio. Nevertheless, we expect that our portfolio cash flow results on a period-to-period basis will remain inconsistent until such time as we achieve our goal of acquiring a larger, more diversified portfolio of life insurance policies. As our receipt of life insurance policy benefits increases, we expect to use these cash flows to begin paying down our outstanding indebtedness and purchase additional life insurance policies.

The life insurance policies owned by DLP II and DLP III are subject to a collateral arrangement with the agent to our revolving credit lender, as described in note 5 to the consolidated financial statements. Under this arrangement, collection and escrow accounts are used to fund purchases and premiums of the insurance policies and to pay interest and other charges under our revolving senior credit facility. The lender and its agent must authorize all disbursements from these accounts, including any distributions to GWG Life or GWG Holdings. If the facility advance rate exceeds 50%, the distributions are limited to an amount that would result in the borrowers (DLP II, DLP III, GWG Life, and GWG Holdings) realizing an annualized rate of return on the equity funded amount for such assets of not more than 18%, as determined by the agent. After such amount is reached, the credit agreement requires that excess funds be used to fund repayments or a reserve account in a certain amount before any additional distributions may be made. In the future, these arrangements may restrict the cash flows available for payment of principal and interest on our debt obligations.

Inflation

Changes in inflation do not necessarily correlate with changes in interest rates. We presently do not foresee any material impact of inflation on our results of operations in the periods presented in our consolidated financial statements.

Off-Balance Sheet Arrangements

GWG Holdings entered into an office lease with U.S. Bank National Association as the landlord. The original lease was for 11,695 square feet of office space located at 220 South Sixth Street, Minneapolis, Minnesota. The original lease agreement was effective April 22, 2012, amended on December 14, 2014 and expired on August 31, 2015. Effective September 14, 2015, GWG Holdings entered into a second amendment to the lease with U.S. Bank National Association (Second Amendment to Lease). The Second Amendment to Lease increases the office space area to 17,687 square feet and extends the lease expiration date by approximately ten years (see note 14 to our condensed consolidated financial statements).

Credit Risk

We review the credit risk associated with our portfolio of life insurance policies when estimating its fair value. In evaluating the policies’ credit risk, we consider insurance company solvency, credit risk indicators, economic conditions, ongoing credit evaluations, and company positions. We attempt to manage our credit risk related to life insurance policies typically by purchasing policies issued only from companies with an investment-grade credit rating by either Standard & Poor’s, Moody’s, or A.M. Best Company. As of December 31, 2015, 97.5% of our life insurance policies, by face value benefits, were issued by companies that maintained an investment-grade rating (BBB or better) by Standard & Poor’s.

Interest Rate Risk

Our senior credit facility is floating-rate financing. In addition, our ability to offer interest rates that attract capital (including in our continuous offering of L Bonds) is generally impacted by prevailing interest rates. Furthermore, while our other indebtedness provides us with fixed-rate financing, our debt coverage ratio is calculated in relation to our total cost of financing. Therefore, fluctuations in interest rates impact our business by increasing our borrowing costs, and reducing availability under our debt financing arrangements. Furthermore, we calculate our portfolio earnings based upon the spread generated between the return on our life insurance portfolio and the cost of our financing. As a result, increases in interest rates will also reduce the earnings we expect to achieve from our investments in life insurance policies.

Non-GAAP Financial Measures

We use non-GAAP financial measures for maintaining compliance with covenants contained in our borrowing agreements and for planning and forecasting purposes. Non-GAAP financial measures disclosed by management are provided as additional information to investors in order to provide an alternative method for assessing our financial condition and operating results. These non-GAAP financial measures are not in accordance with GAAP and may be different from non-GAAP measures used by other companies, including other companies within our industry. This presentation of non-GAAP financial information is not meant to be considered in isolation or as a substitute for comparable amounts prepared in accordance with GAAP. See the notes to our consolidated financial statements and our audited financial statements contained herein.

We have elected to carry our investments in life insurance policies at fair value in accordance with ASC 325-30, Investments in Life Insurance Contracts. Accordingly, we value our investments in life insurance policies at the conclusion of each reporting period in accordance with GAAP fair value accounting principles. In addition to GAAP financial measures, we are required to report non-GAAP financial measures to Autobahn/DZ Bank under certain financial covenants made to that lender under our revolving senior credit facility. We also use non-GAAP financial reporting to manage and evaluate the financial performance of our business.

We use non-GAAP financial measures for evaluating financial results, planning and forecasting, and maintaining compliance with covenants contained in borrowing agreements. The application of current GAAP standards during a period of significant growth in our business, in which period we are building a large and actuarially diverse portfolio of life insurance, results in current period operating performance that may not be reflective of our long-term earnings potential. Management believes that our non-GAAP financial measures permit investors to better focus on this long-term earnings performance without regard to the volatility in GAAP financial results that can occur during this phase of growth.

In addition, management believes that GAAP financial reporting is at odds with one of the key attractions for purchasing and owning a portfolio life insurance policies: the non-correlated nature of the returns to be derived from such policies. Therefore, in contrast to a GAAP-based fair valuation, we seek to measure the accrual of the actuarial gain occurring within the portfolio of life insurance policies at our expected internal rate of return based on statistical mortality probabilities for the insureds (using primarily the insured’s age, sex, health and smoking status). The expected internal rate of return tracks actuarial gain occurring within the policies according to a mortality table as the insureds’ age increases. By comparing the actuarial gain accruing within our portfolio of life insurance policies against our costs during the same period, we can estimate, manage and evaluate the overall financial profitability of our business without regard to mark-to-market volatility. We use this information to balance our life insurance policy purchasing and manage our capital structure, including the issuance of debt and utilization of our other sources of capital, and to monitor our compliance with borrowing covenants. We believe that these non- GAAP financial measures provide information that is useful for investors to understand period-over-period operating results separate and apart from fair value items that may, or could, have a disproportionately positive or negative impact on results in any particular period.

Our senior credit facility requires us to maintain a “positive net income” and “tangible net worth,” each of which are calculated on an adjusted non-GAAP basis on the method described above, without regard to GAAP-based fair value measures. In addition, our revolving senior credit facility requires us to maintain an “excess spread,” which is the difference between (i) the weighted average of our expected internal rate of return of our portfolio of life insurance policies and (ii) the weighted average of our senior credit facility’s interest rate. These calculations are made using non-GAAP measures in the method described below, without regard to GAAP-based fair value measures.

In addition, the indenture under which our L Bonds were and continue to be issued, and the note issuance and security agreement under which our Series I Secured Notes were issued, require us to maintain a “debt coverage ratio” designed to ensure that the expected cash flows from our portfolio of life insurance policies is able to adequately service our total outstanding indebtedness. This ratio is calculated using non-GAAP measures in the method described below, without regard to GAAP-based fair value measures.

Adjusted Non-GAAP Net Income. Our senior credit facility requires us to maintain a positive net income calculated on an adjusted non-GAAP basis. We calculate the adjusted net income by recognizing the actuarial gain accruing within our life insurance policies at the expected internal rate of return of the policies we own without regard to fair value. We net this actuarial gain against our costs during the same period to calculate our net income on a non-GAAP basis.

	Years Ended December 31,
	2015	2014
GAAP net loss	$(7,393,000)	$(5,963,000)
Unrealized fair value gain (1)	(39,371,000)	(39,928,000)
Adjusted cost basis increase (2)	52,069,000	44,833,000
Accrual of unrealized actuarial gain (3)	31,566,000	30,427,000
Total adjusted non-GAAP net income (4)	$36,871,000	$29,369,000

(1)	Reversal of unrealized GAAP fair value gain of life insurance policies for current period.
(2)	Adjusted cost basis is increased to interest, premiums and servicing fees which are expensed under GAAP (the Non-GAAP cost basis).
(3)	Accrual of actuarial gain at expected internal rate of return based on investment cost basis for the period.
(4)	We must maintain an annual positive consolidated net income, calculated on a non-GAAP basis, to maintain compliance with our revolving senior credit facility with DZ Bank/Autobahn.

Adjusted Non-GAAP Tangible Net Worth. Our revolving senior credit facility requires us to maintain a tangible net worth in excess of $45 million calculated on an adjusted non-GAAP basis. We calculate the adjusted tangible net worth by recognizing the actuarial gain accruing within our life insurance policies at the expected internal rate of return of the policies we own without regard to fair value. We net this actuarial gain against our costs during the same period to calculate our tangible net worth on a non-GAAP basis.

	As of December 31, 2015	As of December 31, 2014
GAAP net worth (1)	$16,160,000	$22,390,000
Less intangible assets (2)	(11,562,000)	(8,132,000)
GAAP tangible net worth	4,598,000	14,258,000
Unrealized fair value gain (3)	(194,043,000)	(154,672,000)
Adjusted cost basis increase (4)	190,645,000	147,673,000
Accrual of unrealized actuarial gain (5)	111,355,000	80,122,000
Total adjusted non-GAAP tangible net worth (6)	$112,555,000	$87,381,000

(1)	Includes termination of redeemable member’s interest prior to corporate conversion and preferred stock classified as temporary equity.
(2)	Unamortized portion of deferred financing costs and pre-paid insurance.
(3)	Reversal of cumulative unrealized GAAP fair value gain or loss of life insurance policies.
(4)	Adjusted cost basis is increased to interest, premiums and servicing fees which are expensed under GAAP.
(5)	Accrual of cumulative actuarial gain at expected internal rate of return based on the Non-GAAP cost basis.
(6)	We must maintain a total adjusted non-GAAP tangible net worth of $45 million to maintain compliance with our revolving senior credit facility with DZ Bank/Autobahn.

Excess Spread. Our revolving senior credit facility requires us to maintain a 2.00% “excess spread” between our weighted-average expected internal rate of return of our portfolio of life insurance policies and the revolving senior credit facility’s interest rate. The expected internal rate of return on the portfolio is the rate of return the portfolio would earn if all future cash flows occurred over time in proportion to the likelihood of their occurrence.  Expected future cash flows represent the size of each potential payment (premiums and death benefits), multiplied by the probability of that particular payment occurring.  This calculation is known as the “probabilistic expectation” and it is based on actuarial estimations of life expectancy.  For instance, a required premium payment of $10,000 might be projected for a given policy at a date five years from now.  If there is a 50% chance of survival for the next five years, then that particular expected cash-outflow is calculated at $5,000.  Similarly, if the death benefit amount on the same policy is $1 million, then during the next five years, the probable expected cash-inflow of policy benefits will total $500,000 with the other $500,000 projected to occur over the remaining life of the insured. The rate of return generated by the net of all such future expected cash flows for the portfolio is thus the expected IRR for the portfolio.

A presentation of our excess spread and our total excess spread is set forth below. Management uses the “total excess spread” to gauge expected profitability of our investments, and uses the “excess spread” to monitor compliance with our borrowing.

	As of December 31, 2015	As of December 31, 2014
Expected IRR (1)	11.11%	11.78%
Weighted-average revolving senior credit facility interest rate (2)	5.58%	6.24%
Excess spread (3)	5.53%	5.54%
Total weighted-average interest rate on indebtedness for borrowed money (4)	6.98%	7.24%
Total excess spread (5)	4.13%	4.54%

(1)	This represents the weighted-average expected internal rate of return of the life insurance policies as of the measurement date based upon our Non-GAAP cost basis of the insurance policies and the expected cash flows from the life insurance portfolio.

Investment Cost Basis	As of December 31, 2015	As of December 31, 2014
GAAP fair value	$356,650,000	$282,883,000
Unrealized fair value gain (A)	(194,043,000)	(154,672,000)
Adjusted cost basis increase (B)	190,645,000	147,673,000
Investment cost basis (C)	$353,252,000	$275,884,000

(A)	This represents the reversal of cumulative unrealized GAAP fair value gain of life insurance policies.
(B)	Adjusted cost basis is increased to interest, premiums and servicing fees which are expensed under GAAP.
(C)	This is the non-GAAP cost basis in life insurance policies from which our expected internal rate of return is calculated.

(2)	This is the weighted-average revolving credit relating to our revolving senior credit facility interest rate as of the measurement date.
(3)	We must maintain an excess spread of 2.00% relating to our revolving senior credit facility to maintain compliance under such facility.
(4)	Represents the weighted-average interest rate paid on all interest-bearing indebtedness as of the measurement date, determined as follows:

Indebtedness	As of December 31, 2015	As of December 31, 2014
Revolving senior credit facility	$65,011,000	$72,161,000
Series I Secured Notes	23,578,000	28,047,000
L Bonds	282,171,000	186,377,000
Total	$370,760,000	$286,585,000

Interest Rates on Indebtedness
Revolving senior credit facility	5.58%	6.24%
Series I Secured Notes	8.47%	8.37%
L Bonds	7.18%	7.45%
Weighted-average interest rates on indebtedness	6.98%	7.24%

(5)	Calculated as the weighted average expected IRR (1) minus the weighted-average interest rate on interest-bearing indebtedness for borrowed money (4).

Debt Coverage Ratio and Subordination Ratio. Our L Bond and Series I Secured Notes borrowing covenants require us to maintain a “debt coverage ratio” of less than 90%. The “debt coverage ratio” is calculated by dividing the sum of our total interest-bearing indebtedness by the sum of our cash and cash equivalents and the net present value of the life insurance portfolio. The “subordination ratio” for our L Bonds is calculated by dividing the total interest-bearing indebtedness that is senior to L Bonds and Series I Secured Notes by the sum of the company’s cash and cash equivalents and the net present value of the life insurance portfolio. The “subordination ratio” must be less than 50%. For purposes of both ratio calculations, the net present value of the life insurance portfolio is calculated using a discount rate equal to the weighted average interest rate of all indebtedness. As of the date of this report, the subordination ratio provisions under the indenture have expired.

	As of December 31, 2015	As of December 31, 2014
Life insurance portfolio policy benefits	$944,844,000	$779,099,000
Discount rate of future cash flows	6.98%	7.24%
Net present value of Life insurance portfolio policy benefits	$435,738,000	$347,786,000
Cash and cash equivalents	36,767,000	34,959,000
Total Coverage	472,505,000	382,745,000

Revolving senior credit facility	65,011,000	72,161,000
Series I Secured Notes	23,578,000	28,047,000
L Bonds	282,171,000	186,377,000
Total Indebtedness	$370,760,000	$286,585,000
Debt Coverage Ratio	78.47%	74.88%
Subordination Ratio	13.76%	18.85%

As of December 31, 2015, we were in compliance with both the debt coverage ratio and the subordination ratio as required under our related financing agreements for both the L Bonds and Series I Secured Notes.

Non-GAAP Net Asset Value. The non-GAAP net asset value attempts to measure the economic value of the Company’s common equity by netting interest-bearing debt and the redemption/liquidation value of the Company’s outstanding Series A Preferred Stock against the value of the Company’s portfolio of life insurance (discounted at our weighted-average cost of financing (1)) and cash and cash equivalents at the end of the measurement period. Management believes this is a useful way to view the common equity value attributable to the current yield spread in the Company’s portfolio of life insurance.

	As of December 31,
	2015	2014
Life insurance portfolio policy benefits	$944,844,000	$779,099,000
Discount rate of future cash flows	6.98%	7.24%
Net present value of life insurance policy benefits	$435,738,000	$347,786,000
Cash and cash equivalents	$36,767,000	$34,959,000
Interest bearing debt	$(370,760,000)	$(286,585,000)
Preferred stock redemption value	$(22,949,000)	$(22,596,000)
Non-GAAP net asset value	$78,796,000	$73,564,000
Per share	$13.26	$12.53
Shares outstanding (basic)	5,941,790	5,870,193

Non-GAAP Blended Portfolio Internal Rate of Return. The non-GAAP blended portfolio internal rate of return is calculated as the weighted average (by face amount of policy benefits) of (a) the internal rate of return attained on matured life insurance policy benefits received to date and (b) the expected internal rate of return on life insurance policies held in the portfolio.  By weighting actual and expected results on our portfolio we can better measure and isolate the yield performance of the portfolio over time regardless of our current period GAAP results.  This is especially important during the growth phase of the portfolio when the GAAP earnings from the portfolio may not be scaled relative to the Company’s total cost base.

	As of December 31,
	2015	2014
Life insurance portfolio policy benefits	$945,000,000	$779,099,000
Total number of polices	396	291
Aggregate number of policies matured	36	27
Aggregate life insurance policy benefits received	77,835,000	46,603,000
Non-GAAP Blended IRR	18.46%	18.29%

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

1 The weighted average cost of financing discount rate used in this calculation is separate and distinct from the discount rate used to determine the GAAP fair value of the portfolio of life insurance.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

GWG Holdings, Inc. and Subsidiaries

Minneapolis, MN

We have audited the accompanying consolidated balance sheets of GWG Holdings, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. We also have audited GWG Holdings, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements include examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GWG Holdings, Inc. and Subsidiaries as of December 31, 2015 and 2014 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, GWG Holdings, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework).

/s/ Baker Tilly Virchow Krause, LLP
Minneapolis, Minnesota

March 22, 2016

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
A S S E T S
Cash and cash equivalents	$34,425,105	$30,662,704
Restricted cash	2,341,900	4,296,053
Investment in life settlements, at fair value	356,649,715	282,883,010
Deferred financing costs, net	2,530,481	1,569,400
Policy benefits receivable	-	1,750,000
Other assets	2,218,546	1,909,362
TOTAL ASSETS	$398,165,747	$323,070,529

L I A B I L I T I E S & S T O C K H O L D E R S’ E Q U I T Y
LIABILITIES
Revolving senior credit facility	$65,011,048	$72,161,048
Series I Secured Notes payable	23,287,704	27,616,578
L Bonds	277,024,326	182,782,884
Accounts payable	1,517,440	1,203,575
Interest payable	12,340,061	11,128,519
Other accrued expenses	1,060,786	514,434
Deferred taxes, net	1,763,968	5,273,555
TOTAL LIABILITIES	382,005,333	300,680,593

STOCKHOLDERS’ EQUITY

CONVERTIBLE PREFERRED STOCK
(par value $0.001; shares authorized 40,000,000; shares outstanding 2,781,735 and 2,738,966; liquidation preference of $20,863,000 and $20,542,000 on December 31, 2015 and 2014, respectively)	20,799,841	20,527,866

COMMON STOCK
Common stock (par value $0.001: shares authorized 210,000,000; shares issued and outstanding 5,941,790 and 5,870,193 on December 31, 2015 and 2014)	5,942	5,870
Additional paid-in capital	17,149,391	16,257,686
Accumulated deficit	(21,794,760)	(14,401,486)
TOTAL STOCKHOLDERS’ EQUITY	16,160,414	22,389,936

TOTAL LIABILITIES & EQUITY	$398,165,747	$323,070,529

The accompanying notes are an integral part of these Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2015	December 31, 2014
REVENUE
Gain on life settlements, net	$39,381,003	$30,416,127
Interest and other income	251,249	60,448
TOTAL REVENUE	39,632,252	30,476,575

EXPENSES
Interest expense	31,587,960	26,716,798
Employee compensation and benefits	8,010,020	4,969,636
Legal and professional fees	3,152,783	2,339,235
Other expenses	7,784,350	4,815,434
TOTAL EXPENSES	50,535,113	38,841,103

(LOSS) INCOME BEFORE INCOME TAXES	(10,902,861)	(8,364,528)
Income tax (benefit) expense	(3,509,587)	(2,401,619)

NET LOSS	(7,393,274)	(5,962,909)
Income attributable to preferred shareholders	1,386,110	(138,374)
LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(6,007,164)	$(6,101,283)

NET LOSS PER COMMON SHARE
Basic	$(1.02)	$(1.24)
Diluted	$(1.02)	$(1.24)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,906,761	4,909,657
Diluted	5,906,761	4,909,657

The accompanying notes are an integral part of these Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock	Preferred	Common	Common Stock	Additional Paid-in	Accumulated	Total
	Shares	Stock	Shares	(par)	Capital	Deficit	Equity

Balance, December 31, 2013	-	$-	4,562,000	$4,562	$2,942,000	$(8,438,577)	$(5,492,015)

Net loss	-	-	-	-	-	(5,962,909)	(5,962,909)

Issuance of common stock	-	-	800,000	800	8,642,990	-	8,643,790

Series A Preferred Stock conversion	-	-	508,193	508	4,956,591	-	4,957,099

Reclassification of preferred stock from temporary equity to permanent equity due to initial public offering (*)	2,710,214	20,326,605	-	-	-	-	20,326,605

Issuance of preferred stock	28,752	201,261	-	-	-	-	201,261

Issuance of stock options	-	-	-	-	122,412	-	122,412

Extension of warrants	-	-	-	-	47,120	-	47,120

Accretion of preferred stock to liquidation value	-	-	-	-	(453,427)	-	(453,427)
Balance, December 31, 2014	2,738,966	$20,527,866	5,870,193	$5,870	$16,257,686	$(14,401,486)	$22,389,936

Net loss	-	-	-	-	-	(7,393,274)	(7,393,274)

Issuance of common stock	-	-	60,000	60	581,940	-	582,000

Series A Preferred Stock conversion to common stock	(15,463)	(115,973)	11,597	12	115,961	-	-

Issuance of preferred stock	58,232	387,948	-	-	-	-	387,948

Issuance of stock options	-	-	-	-	193,804	-	193,804
Balance, December 31, 2015	2,781,735	$20,799,841	5,941,790	$5,942	$17,149,391	$(21,794,760)	$16,160,414

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

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended
	December 31, 2015	December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,393,274)	$(5,962,909)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Gain on life settlements, gross	(39,371,059)	(39,928,003)
Amortization of deferred financing and issuance costs	3,712,056	3,804,795
Deferred income taxes	(3,509,587)	(2,401,619)
Preferred stock issued in lieu of cash dividends	683,133	774,085
Preferred stock dividends payable	6,800	(116,207)
(Increase) decrease in operating assets:
Due from related parties	(1,256)	(291)
Policy benefits receivable	1,750,000	(1,750,000)
Other assets	(304,526)	(2,347,050)
Increase in operating liabilities:
Accounts payable	313,864	363,706
Interest payable	2,213,529	4,638,876
Other accrued expenses	2,183,393	70,366

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(39,716,927)	(42,854,251)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	(38,906,934)	(12,292,401)
Proceeds from settlement of life settlements	4,511,289	4,185,813
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(34,395,645)	(8,106,588)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayment of revolving senior credit facility	(7,150,000)	(6,838,952)
Payments for redemption of Series I Secured Notes	(4,891,681)	(2,268,379)
Proceeds from issuance of L Bonds	131,159,348	65,713,297
Payment of deferred issuance costs for L Bonds	(7,499,601)	(4,104,876)
Payments for redemption of L Bonds	(35,984,061)	(14,429,017)
Issuance of common stock	582,000	9,030,000
Proceeds from restricted cash	1,954,153	1,536,916
Payments for redemption of preferred stock	(295,185)	(465,239)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	77,874,973	48,173,750

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,762,401	(2,787,089)

CASH AND CASH EQUIVALENTS
BEGINNING OF YEAR	30,662,704	33,449,793
END OF YEAR	$34,425,105	$30,662,704

The accompanying notes are an integral part of these Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED

	Year Ended December 31,
	2015	2014
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest and preferred dividends paid	$24,027,000	$16,931,000
Premiums paid	$26,650,000	$23,265,000
Stock-based compensation	$194,000	$122,000

NON-CASH INVESTING AND FINANCING ACTIVITIES
Warrants issued to purchase common stock	$-	$47,000
Options issued to purchase common stock	$353,000	$122,000
Series I Secured Notes:
Conversion of accrued interest and commission payable to principal	$203,000	$151,000
L Bonds:
Conversion of accrued interest and commission payable to principal	$806,000	$452,000
Series A Preferred Stock:
Conversion to common stock	$116,000	$4,957,000
Reclassification to permanent equity due to initial public offering	$-	$20,327,000
Issuance of preferred stock in lieu of cash dividends	$683,000	$774,000
Accretion of preferred stock to redemption value	$-	$453,000
Investment in life settlements included in accounts payable	$1,079,000	$50,000

The accompanying notes are an integral part of these Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Nature of business and summary of significant accounting policies

Nature of business - GWG Holdings, Inc. (GWG Holdings), located in Minneapolis, Minnesota, facilitates the purchase of life insurance policies for its own investment portfolio through its wholly-owned subsidiaries, GWG Life, LLC (GWG Life), GWG Life USA, LLC (GWG Life USA) and Wirth Park Agency, LLC, and GWG Life’s own subsidiaries, GWG Trust (Trust), GWG DLP Funding II, LLC (DLP II) and its wholly-owned subsidiary, GWG DLP Master Trust II (the Trust II), and GWG DLP Funding III, LLC (DLP III). GWG Holdings is also involved in the merchant cash advance business through its wholly-owned subsidiary GWG MCA Capital, Inc. (GWG MCA Capital). All of these entities are legally organized in Delaware. Unless the context otherwise requires or we specifically so indicate, all references in this report to "we," "us," "our," "our Company," "GWG," or the "Company" refer to these entities collectively. References to particular entities, such as “GWG Holdings” or “GWG Life” or “GWG MCA Capital,” are meant to refer only to the particular entity referenced.

On September 30, 2015, GWG Holdings formed a wholly-owned subsidiary, Wirth Park Agency, LLC. Wirth Park Agency was formed to convert term life insurance policies into universal, or permanent life insurance. Wirth Park Agency produces commission revenue through this activity.

On December 7, 2015, GWG Holdings formed a wholly-owned subsidiary, GWG MCA, LLC. On January 13, 2016, GWG MCA, LLC was converted to a corporation and became GWG MCA Capital, Inc. GWG MCA Capital, Inc. was formed to engage in the merchant cash advance business.

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

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deposits and initial direct costs advanced on unsettled policy acquisitions are recorded as other assets until policy ownership has been transferred to the Company.  Such deposits and direct cost advances were $31,000 and $27,000 at December 31, 2015 and 2014, respectively.

Deferred financing and issuance costs – Costs incurred to obtain financing under the revolving senior credit facility, as described in note 5, have been capitalized and are amortized using the straight-line method over the term of the revolving senior credit facility. Amortization of deferred financing costs was $727,000 and $358,000 for the years ended December 31, 2015 and 2014, respectively. The future amortization is expected to be $626,000 for the next four months ending April 30, 2016.  The Series I Secured Notes, as described in note 6, are reported net of issuance costs, sales commissions and other direct expenses, which are amortized using the interest method over the term of each respective borrowing. The L Bonds, as described in note 7, are reported net of issuance costs, sales commissions and other direct expenses, which are amortized using the interest method over the term of each respective borrowing. The Series A Preferred Stock, as described in note 8, was also reported net of issuance costs, sales commissions, including the fair value of warrants issued, and other direct expenses, which were amortized using the interest method as interest expense over the three-year redemption period. As of December 31, 2015, those costs were fully amortized.

Earnings (loss) per share - Basic per share earnings (loss) attributable to non-redeemable interests is calculated using the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share is calculated based on the potential dilutive impact, if any, of the Company’s Series A Preferred Stock, and outstanding warrants, and stock options.

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

Recently adopted pronouncements - On April 7, 2015 the FASB issued Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, as part of its simplification initiative. The ASU changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. For public business entities, the guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed for all entities for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted). The Company will adopt ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, during the first quarter of 2016, as required by the standard. The impact of the new ASU on the Company’s balance sheet would be a reduction of approximately $2,288,000 to assets and the corresponding reduction to liabilities. There would be no impact on the Company’s statements of operations.

Reclassification

Certain 2014 amounts have been reclassified to conform to the 2015 presentation. The reclassifications have no effect on the reported amounts of consolidated net income or equity.

(2)       Restrictions on cash

The Company is required by its lenders to maintain collection and escrow accounts. These accounts are used to fund the acquisition, pay annual premiums of insurance policies, pay interest and other charges under the revolving senior credit facility, and collect policy benefits. DZ Bank AG, as agent for Autobahn Funding Company, LLC, the lender for the revolving senior credit facility as described in note 5, authorizes the disbursements from these accounts. At December 31, 2015 and 2014, there was a balance of $2,342,000, and $4,296,000, respectively, maintained in these restricted cash accounts.

(3)      Investment in life insurance policies

The life insurance policies (Level 3 fair value measurements) are valued based on unobservable inputs that are significant to the overall fair value measurement. Changes in the fair value of these instruments are recorded in gain or loss on life insurance policies in the consolidated statements of operations (net of the cash premiums paid on the policies). The fair value is determined on a discounted cash flow basis that incorporates life expectancy assumptions.  Life expectancy reports have been obtained from widely accepted life expectancy providers. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require. As a result of management’s analysis, discount rates of 11.09% and 11.43% were applied to the portfolio as of December 31, 2015 and 2014, respectively.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s life insurance policies accounted for under the fair value method and their estimated maturity dates, based on remaining life expectancy is as follows:

	As of December 31, 2015			As of December 31, 2014
Years Ending December 31,	Number of Contracts	Estimated Fair Value	Face Value	Number of Contracts	Estimated Fair Value	Face Value
2015	-	$-	$-	3	$5,063,000	$6,000,000
2016	5	7,503,000	8,500,000	7	8,144,000	11,550,000
2017	12	12,875,000	17,418,000	17	21,916,000	35,542,000
2018	27	37,109,000	58,428,000	30	41,994,000	76,206,000
2019	51	54,242,000	100,967,000	45	47,303,000	106,973,000
2020	59	64,750,000	137,868,000	41	43,429,000	102,614,000
2021	48	45,724,000	116,805,000	36	29,789,000	90,921,000
Thereafter	194	134,447,000	504,858,000	112	85,245,000	349,293,000
Totals	396	$356,650,000	944,844,000	291	$282,883,000	$779,099,000

The Company recognized insurance benefits of $31,232,000 and $18,050,000 during 2015 and 2014, respectively, related to policies with a carrying value of $4,511,000 and $4,186,000, respectively. The Company recorded realized gains of $26,721,000 and $13,864,000 on such policies.

Reconciliation of gain on life settlements:

	Years Ended December 31,
	2015	2014
Change in fair value	$39,371,000	$39,928,000
Premiums and other annual fees	(26,711,000)	(23,376,000)
Policy maturities	26,721,000	13,864,000
Gain on life settlements, net	$39,381,000	$30,416,000

The estimated expected premium payments and servicing fees to maintain the above life insurance policies in force for the next five years, assuming no mortalities, are as follows:

Years Ending December 31,	Premiums	Servicing	Premiums and Servicing Fees
2016	$32,227,000	$475,000	$32,702,000
2017	35,181,000	475,000	35,656,000
2018	38,204,000	475,000	38,679,000
2019	42,817,000	475,000	43,292,000
2020	47,637,000	475,000	48,112,000
	$196,066,000	$2,375,000	$198,441,000

Management anticipates funding the estimated premium payments as noted above with proceeds from the DZ Bank revolving senior credit facility and through additional debt and equity financing as well as from cash proceeds from maturities of life insurance policies. The proceeds of these capital sources are also intended to be used for the purchase, financing, and maintenance of additional life insurance policies.

(4) Fair value definition and hierarchy

ASC 820 establishes a hierarchical disclosure framework which prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is affected by a number of factors, including the type of investment, the characteristics specific to the investment and the state of the marketplace including the existence and transparency of transactions between market participants. Assets and liabilities with readily available active quoted prices or for which fair value can be measured from actively quoted prices in an orderly market generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. ASC 820 establishes a three-level valuation hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’ s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

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

Level 3 Valuation Process

The estimated fair value of the Company’s portfolio of life settlements is determined on a quarterly basis by the Company’s portfolio management committee, taking into consideration changes in discount rate assumptions, estimated premium payments and life expectancy estimate assumptions, as well as any changes in economic and other relevant conditions. These inputs are then used to estimate the discounted cash flows using the Model Actuarial Pricing System (MAPS), probabilistic portfolio price model, which estimates the cash flows using various probabilities and scenarios. The valuation process includes a review by senior management as of each valuation date. Management has also engaged a third-party expert to independently test the accuracy of the valuations using the inputs provided by management on a quarterly basis.

Life insurance policies, as well as the portfolio taken as a whole, represent financial instruments recorded at fair value on a recurring basis. The following table reconciles the beginning and ending fair value of the Company’s Level 3 investments in its portfolio of life insurance policies for the years ending December 31, as follows:

	Years Ended December 31,
	2015	2014
Beginning balance	$282,883,000	$234,673,000
Purchases	38,907,000	12,468,000
Maturities (cash in excess of carrying value)	(4,511,000)	(4,186,000)
Net change in fair value	39,371,000	39,928,000
Ending balance	$356,650,000	$282,883,000

The fair value of a portfolio of life insurance policies is based on information available to the Company at the reporting date. Fair value is based upon a discounted cash flow model that incorporates life expectancy estimate assumptions. Life expectancy estimates are obtained from independent, third- party widely accepted life expectancy estimate providers at policy acquisition. The life expectancy values of each insured, as determined at policy acquisition, are rolled down monthly for the passage of time by the MAPS actuarial software the Company uses for ongoing valuation of its portfolio of life insurance policies.

During the 4th quarter of 2014, GWG adopted a plan to update the life expectancy reports on the insured lives in our portfolio.  The plan covers all policies with the exception of those policies purchased with small face amount underwriting standards (under $1 million in face amount).  The plan is for each set of life expectancy estimates and medical records to be updated on a continuous rotating three-year cycle.  The records for approximately 1/12th of the portfolio are being updated each quarter.

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

	As of December 31, 2015	As of December 31, 2014
Weighted-average age of insured, years	82.6	82.8
Weighted-average life expectancy, months	79.3	78.4
Average face amount per policy	$2,386,000	$2,677,000
Discount rate	11.09%	11.43%

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

	Change in life expectancy estimates
	minus 8 months	minus 4 months	plus 4 months	plus 8 months

December 31, 2015	$48,339,000	$24,076,000	$(23,501,000)	$(46,482,000)
December 31, 2014	$40,634,000	$20,130,000	$(19,664,000)	$(38,864,000)

	Change in discount rate
	minus 2%	minus 1%	plus 1%	plus 2%

December 31, 2015	$35,024,000	$16,786,000	$(15,485,000)	$(29,803,000)
December 31, 2014	$28,179,000	$13,522,000	$(12,502,000)	$(24,085,000)

Other Fair Value Considerations

Carrying value of receivables, prepaid expenses, accounts payable and accrued expenses approximate fair value due to their short-term maturities and low credit risk. The estimated fair value of the Company’s Series I Secured Notes payable and L Bonds is approximately $307,640,000 based on a weighted-average market interest rate of 7.07% based on an income approach, the combined face value of these notes is $305,749,000 as of December 31, 2015. The carrying value of the revolving senior credit facility reflects interest charged at the commercial paper rate plus an applicable margin. The margin represents our credit risk, and the strength of the portfolio of life insurance policies collateralizing the debt. The overall rate reflects market, and the carrying value of the revolver approximates fair value. All of the financial instruments are Level 3 fair value measurements.

The Company has issued warrants to purchase common stock in connection with the issuance of its convertible preferred stock. Warrants were determined by the Company as permanent equity. The fair value measurements associated with the warrants, measured at issuance represent Level 3 instruments.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2015:

Month issued	Warrants issued	Fair value per share	Risk free rate	Volatility	Term
December 2011	68,937	$0.22	0.42%	25.25%	5 years
March 2012	38,130	$0.52	0.38%	36.20%	5 years
June 2012	161,840	$1.16	0.41%	47.36%	5 years
July 2012	144,547	$1.16	0.41%	47.36%	5 years
September 2012	2,500	$0.72	0.31%	40.49%	5 years
September 2014	16,000	$1.26	1.85%	17.03%	5 years
	431,954

Volatility is based upon the weekly percentage change in the stock price of selected comparable insurance companies. In June 2012, the Company evaluated the comparable companies used, and made certain changes to those used. The percentage change is calculated on the average price of those selected stocks at the weekly close of business for the year preceding the balance sheet date. The Company compares annual volatility based on this weekly information.

(5) Credit facilities

Revolving senior credit facility – Autobahn Funding Company LLC

On July 15, 2008, DLP II entered into a revolving senior credit facility pursuant to a Credit and Security Agreement (Agreement) with Autobahn Funding Company LLC (Autobahn), providing the Company with a maximum borrowing amount of $100,000,000. Autobahn is a commercial paper conduit that issues commercial paper to investors in order to provide funding to DLP II. DZ Bank AG Deutsche Zentral-Genossenschaftsbank (DZ Bank) acts as the agent for Autobahn. The original Agreement was to expire on July 15, 2013. On January 29, 2013, GWG Holdings, together with GWG Life and DLP II, entered into an Amended and Restated Credit and Security Agreement with Autobahn, extending the facility expiration date to December 31, 2014. On May 29, 2014, GWG Holdings, together with GWG Life and DLP II, entered into an Amendment No. 1 to Amended and Restated Credit and Security Agreement with Autobahn and DZ Bank (as committed lender and Agent). The amendment was entered into for the purpose of extending the maturity date for borrowings under the Agreement to December 31, 2016. Effective May 11, 2015, GWG Holdings, together with certain of its subsidiaries, entered into a Second Amended and Restated Credit and Security Agreement with Autobahn Funding Company LLC, as the conduit lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, as the committed lender and as the agent on behalf of secured parties under such agreement. The Second Amended and Restated Credit and Security Agreement extends the maturity date of borrowings made by DLP II and DLP III, to June 30, 2018. Advances under the senior credit facility made after May 11, 2015 will bear interest at the commercial paper rate of the lender at the time of the advance, or at the lender’s cost of borrowing plus 4.25%, which is 1.75% less than under the previous Credit and Security Agreement executed on January 25, 2013. In addition to the extended term and decreased interest rate and borrowing cost, the Second Amended and Restated Credit and Security Agreement also removes the requirement that the Company maintain a reserve for certain projected expenditures (including anticipated premium payments required to service its life insurance portfolio), thereby allowing for the Company’s full use of the senior credit facility up to its limit of $105,000,000.

In connection with the Second Amended and Restated Credit and Security Agreement, GWG Holdings and its subsidiaries entered into certain other agreements and amendments and restatements of earlier agreements entered into in connection with the original and renewal Credit and Security Agreements. Included among these other agreements was an Amended and Restated Performance Guaranty affirming the performance guaranty that GWG Holdings earlier provided in connection with the original and first Amended and Restated Credit and Security Agreements to DZ Bank AG Deutsche Zentral-Genossenschaftsbank, as agent. The amount outstanding under this facility was $65,011,000 and $72,161,000 at December 31, 2015 and December 31, 2014, respectively.

The Agreement requires DLP II to pay, on a monthly basis, interest at the commercial paper rate plus an applicable margin, as defined in the Agreement. The effective rate was 5.58% at December 31, 2015 and 6.24% at December 31, 2014. The Agreement also requires payment of an unused line fee on the unfunded amount under the revolving senior credit facility. The weighted-average effective interest rate (excluding the unused line fee) was 5.74% and 6.22% for the twelve months ended December 31, 2015 and 2014, respectively. The note is secured by substantially all of DLP II’s and DLP III’s assets, which consist primarily of life insurance policies.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Agreement has certain financial and nonfinancial covenants. The Company was in compliance with these covenants at December 31, 2015 and December 31, 2014. The Agreement generally prohibits the Company from:

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

Consolidated Non-GAAP net income and Non-GAAP tangible net worth as of and for the four quarters ended December 31, 2015, as calculated under the Agreement, was $36,871,000 and $112,555,000 respectively.

Advances under the Agreement are subject to a borrowing base formula, which limits the availability of advances based on attributes of policies pledged to the facility. Over-concentration of policies by insurance carrier, over-concentration of policies by insurance carriers with ratings below a AA- rating, and the premiums and facility fees reserve are the three primary factors which might limit availability of funds on the facility. Total funds available for additional borrowings under the borrowing base formula criteria at December 31, 2015 and December 31, 2014, were $39,989,000 and $20,585,000 respectively.

(6) Series I Secured Notes payable

Series I Secured Notes payable have been issued in conjunction with the GWG Series I Secured Notes private placement memorandum dated August 25, 2009 (last revised November 15, 2010). Series I Secured Notes are secured by assets of GWG Life and are subordinate to our revolving senior credit facility (see note 5). On June 14, 2011, the Company closed the offering to additional investors; however, existing investors may elect to continue advancing amounts outstanding upon maturity subject to the Company’s option. Series I Secured Notes have maturity dates ranging from six months to seven years with fixed interest rates varying from 5.65% to 9.55% depending on the term of the note. Interest is payable monthly, quarterly, annually or at maturity depending on the terms of the note. At December 31, 2015 and December 31, 2014, the weighted-average interest rate of Series I Secured Notes was 8.47% and 8.37%, respectively. The notes are secured by assets of GWG Life. The principal amount outstanding under these Series I Secured Notes was $23,578,000 and $28,047,000 at December 31, 2015 and 2014, respectively. The difference between the amount outstanding on the Series I Secured Notes and the carrying amount on the consolidated balance sheet is due to netting of unamortized deferred issuance costs. Overall, interest expense includes amortization of deferred financing and issuance costs of $362,000 and $552,000 in 2015 and 2014, respectively. Future expected amortization of deferred financing costs is $290,000 in total over the next six years.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future contractual maturities of Series I Secured Notes payable and future amortization of their deferred financing costs at December 31, 2015 are as follows:

Years Ending December 31,	Contractual Maturities	Amortization of Deferred Financing Costs
2016	$13,819,000	$67,000
2017	6,180,000	108,000
2018	1,427,000	41,000
2019	347,000	7,000
2020	1,765,000	66,000
2021	40,000	1,000
	$23,578,000	$290,000

(7) L Bonds

The Company registered with the SEC, effective January of 2012, the offer and sale of $250,000,000 of Renewable Secured Debentures (subsequently renamed “L Bonds”). The debt securities are secured by assets of GWG Holdings and GWG Life and are subordinate to our revolving senior credit facility (see note 5). L Bonds have maturity dates ranging from six months to seven years with fixed interest rates varying from 4.25% to 9.50% depending on the term of the note. Interest is payable monthly, annually or at maturity depending on the terms of the debenture.

Effective January 9, 2015, the Company launched a $1 billion follow-on offering of L Bonds. The Company is offering L Bonds on a continuous basis and there is no minimum amount of L Bonds that must be sold before the Company can use proceeds from the sale of L Bonds. Emerson Equity LLC is serving as the managing broker-dealer for the offering, which is being sold through a network of participating dealers and licensed financial advisors and representatives in minimum increments of $25,000. At December 31, 2015 and 2014, the weighted-average interest rate of L Bonds was 7.18% and 7.45%, respectively. The amount outstanding under these L Bonds was $282,171,000 and $186,377,000 at December 31, 2015 and 2014, respectively. The difference between the amount outstanding on the L Bonds and the carrying amount on the consolidated balance sheets is due to netting of unamortized deferred issuance costs and cash receipts for new issuances in process. Amortization of deferred issuance costs was $5,285,000 and $3,537,000 in 2015 and 2014, respectively. Future expected amortization of deferred financing costs as of December 31, 2015 is $8,158,000 in total over the next seven years.

Future contractual maturities of L Bonds and future amortization of their deferred financing costs at December 31, 2015 are as follows:

Years Ending December 31,	Contractual Maturities	Amortization of Deferred Financing Costs
2016	$94,790,000	$785,000
2017	64,589,000	1,834,000
2018	64,372,000	2,694,000
2019	18,514,000	742,000
2020	19,810,000	967,000
Thereafter	20,096,000	1,136,000
	$282,171,000	$8,158,000

The Company entered into an Indenture effective October 19, 2011 with Holdings as obligor, GWG Life as guarantor, and Bank of Utah as trustee for the benefit of the bond holders. The Indenture has certain financial and non-financial covenants. The Company was in compliance with these covenants at December 31, 2015 and 2014.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) Convertible preferred stock

The Company offered 3,333,333 shares of convertible redeemable preferred stock (Series A Preferred Stock) for sale to accredited investors in a private placement on July 31, 2011. The offering of Series A Preferred Stock concluded on September 2, 2012 and resulted in 3,278,000 shares being issued for gross consideration of $24,582,000. As of December 31, 2015, 277,000 shares of Series A Preferred Stock have been issued as a result of conversion of $1,936,681 in dividends, and 678,000 shares of Series A Preferred Stock have been converted to 508,000 shares of the Company’s common stock. The Series A Preferred Stock was sold at an offering price of $7.50 per share. Series A Preferred Stock has a preferred yield of 10% per annum, and each share has the right to convert into 0.75 shares of the Company’s common stock. Series A preferred shareholders also received three-year warrants to purchase, at an exercise price per share of $12.50, one share of common stock for every 40 shares of Series A Preferred Stock purchased. The warrants are exercisable immediately. Effective August 1, 2014, the Board of Directors authorized the extension of the warrant exercise period for an additional two years. In the Certificate of Designations for the Series A Preferred Stock, the Company agreed to permit preferred shareholders to sell their shares back to the Company for the stated value of $7.50 per share, plus accrued dividends, according to the following schedule:

●	Up to 33% of the holder’s unredeemed shares one year after issuance:

●	Up to 66% of the holder’s unredeemed shares two years after issuance; and

●	Up to 100% of the holder’s unredeemed shares three years after issuance.

The Company’s obligation to redeem its Series A Preferred Stock terminated upon the Company completing a registration of its common stock with the SEC, which occurred on September 24, 2014 (see Note 11). As such, the convertible redeemable preferred stock was reclassified from temporary equity to permanent equity. The Company may redeem the Series A Preferred Stock at a price equal to 110% of its liquidation preference ($7.50 per share) at any time. As of December 31, 2015, the Company had redeemed an aggregate of 185,000 shares of Series A Preferred Stock. The Series A Preferred Stock shares (i) were convertible, at the election of the Company, into common stock of the Company in the event of either a registered offering of the Company’s common stock with the SEC aggregating gross proceeds of at least $5.0 million and at a price equal to or greater than $11.00 per share; (ii) remain convertible at the option of each holder; and (iii) are required to be converted upon the consent of shareholders holding at least a majority of the then-outstanding Series A Preferred Stock. In connection with the Company’s initial public offering, the Company elected to cause the conversion of 677,566 shares of preferred stock into 508,193 shares of common stock. As of December 31, 2015, the Company had 2,782,000 shares of Series A Preferred Stock outstanding with gross consideration of $20,800,000 (including cash proceeds, conversion of Series I Secured Notes and accrued interest on Series I notes, and conversion of preferred dividends payable). The Company incurred Series A Preferred Stock issuance costs of $2,838,000, all of which was included as a component of additional paid in capital as of December 31, 2015.

The Company determined that the grant date fair value of the outstanding warrants attached to the Series A Preferred Stock was $428,000 for warrants outstanding as of December 31, 2015. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share upon 30 days written notice to the investors at any time after (i) the Company has completed a registration of its common stock with the SEC and (ii) the volume of weighted-average sale price per share of common stock equals or exceeds $14.00 per share for ten consecutive trading days ending on the third business day prior to proper notice of such redemption.

Total warrants outstanding as of both December 31, 2015 and 2014, were 431,954 with a weighted-average remaining life of 1.43 and 2.43 years, respectively. As of December 31, 2015, none of these warrants have been exercised.

Dividends on the Series A Preferred Stock may be paid in either cash or additional shares of Series A Preferred Stock at the election of the holder and approval of the Company. The dividends are reported as an expense and included in the caption interest expense in the consolidated statements of operations. The Company declared and accrued dividends of $2,069,000 and $2,428,000 in 2015 and 2014, respectively, pursuant to a board resolution declaring the dividend. 98,000 and 111,000 shares of Series A Preferred Stock were issued in lieu of cash dividends in 2015 and 2014, respectively. The shares issued in lieu of cash dividends were issued at $7.00 per share. As of December 31, 2015, GWG Holdings has $520,000 of accrued preferred dividends which were paid or converted to shares of Series A Preferred Stock on January 15, 2016.

(9) Redeemable Preferred Stock

The Company began offering up to 100,000 shares of Redeemable Preferred Stock for sale via Form S-1 registration statement effective November 30, 2015. The proposed maximum offering price per share is $1,000 with a par value per share of $.001. We also registered an indeterminate number of shares of common stock that may be issuable upon the conversion of the Redeemable Preferred Stock. The shares of shares of common stock issuable upon conversion of the Redeemable Preferred Stock will be issued for no additional consideration.

The Redeemable Preferred Stock ranks senior to our common stock, pari passu to our Series A Preferred Stock and senior or pari passu with all other classes and series of our preferred stock with respect to payment of dividends and rights upon liquidation dissolution or winding up. Redeemable Preferred Stock has an annualized yield of 7%.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subject to the limitations described below, holders of Redeemable Preferred Stock will have the option to convert the Redeemable Preferred Stock they purchase from us and hold into common stock at a conversion price equal to the volume-weighted average price of our common stock for the 20 trading days immediately prior to the date on which notice of conversion is delivered to us, subject to a minimum conversion price of $15.00, subject to equitable adjustment. The right of holders to convert their Redeemable Preferred Stock is limited to 15% of the stated value of Redeemable Preferred Stock originally purchased by such holder from us and still held by such holder.

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

We will not be obligated in all cases to redeem shares of Redeemable Preferred Stock, whether upon a redemption request by a holder, at the option of the Company, or upon the death, total disability or bankruptcy of a holder. In particular, we will not redeem or repurchase any preferred shares if we are restricted by applicable law or our Certificate of Incorporation, as amended, from making such redemption or to the extent any such redemption would cause or constitute a default under any borrowing agreements to which we or any of our subsidiaries are a party or otherwise bound. In addition, we will have no obligation to redeem preferred shares upon a redemption request made by a holder if we do not have sufficient funds available to fund that redemption. We have discretion under the Certificate of Designation for the Redeemable Preferred Stock to determine whether we are in possession of “sufficient funds” to fund a redemption request.

As of December 31, 2015 no shares of Redeemable Preferred Stock were issued.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Income taxes

The Company did not have any current income taxes for the years ended December 31, 2015 or 2014. The components of deferred income tax benefit for 2015 and 2014 consisted of the following:

Income tax provision:	2015	2014
Deferred:
Federal	$(2,660,000)	$(1,820,000)
State	(850,000)	(582,000)
Total income tax expense	$(3,510,000)	$(2,402,000)

The following table provides a reconciliation of our income tax expense (benefit) at the statutory federal tax rate to our actual income tax expense (benefit):

	2015		2014
Statutory federal income tax	$(3,707,000)	34.0%	$(2,844,000)	34.0%
State income taxes, net of federal benefit	(561,000)	5.1%	(374,000)	4.5%
Series A Preferred Stock dividends	703,000	(6.4)%	826,000	(9.9)%
Other permanent differences	55,000	(0.5)%	(10,000)	0.1%
Total income tax expense	$(3,510,000)	32.2%	$(2,402,000)	28.7%

The primary differences between the Company’s December 31, 2015 effective tax rate and the statutory federal rate are the accrual of nondeductible preferred stock dividend expense of $2,069,000, state taxes, and other non-deductible expenses. The most significant temporary differences between GAAP net income and taxable net income are the treatment of interest costs with respect to the acquisition of the life insurance policies and revenue recognition with respect to the mark-to-market of life insurance portfolio.

The tax effects of temporary differences that give rise to deferred income taxes were as follows:

	2015	2014
Deferred tax assets :
Note receivable from related party	$2,023,000	$2,023,000
Net operating loss carryforwards	7,049,000	4,517,000
Other assets	375,000	272,000
Subtotal	9,447,000	6,812,000
Valuation allowance	(2,164,000)	(2,164,000)
Net deferred tax asset	7,283,000	4,648,000

Deferred tax liabilities:
Investment in life settlements	(9,046,000)	(9,922,000)
Other	(1,000)	-
Net deferred tax assets	$(1,764,000)	$(5,274,000)

At December 31, 2015 and 2014, the Company had federal net operating loss (NOL) carryforwards of $17,451,000 and $11,163,000, respectively, and aggregate state NOL carryforwards of approximately $17,423,000 and $7,334,000, respectively. The NOL carryforwards will begin to expire in 2031. Future utilization of NOL carryforwards is subject to limitations under Section 382 of the Internal Revenue Code. This section generally relates to a more than 50 percent change in ownership over a three-year period. We currently do not believe that any issuance of common stock has resulted in an ownership change under Section 382.

The Company provides for a valuation allowance when it is not considered more likely than not that our deferred tax assets will be realized. At both December 31, 2015 and 2014 based upon all available evidence, the Company has provided a valuation allowance of $2,164,000, against deferred tax assets related to the likelihood of recovering the tax benefit of a capital loss on a note receivable from a related entity and other capital losses. Management believes all other deferred tax assets are recoverable.

ASC 740, Income Taxes, requires the reporting of certain tax positions which do not meet a threshold of "more-likely-than-not" to be recorded as uncertain tax benefits. It management's responsibility to determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation, based upon the technical merits of the position. Management has reviewed all income tax positions taken or expected to be taken for all open years and determined that the income tax positions are appropriately stated and supported. The Company does not anticipate that the total unrecognized tax benefits will significantly change prior to December 31, 2016.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the Company’s accounting policies, interest and penalties on unrecognized tax benefits, as well as interest received from favorable tax settlements are recognized as components of income tax expense. At December 31, 2015 and 2014, the Company has recorded no accrued interest or penalties related to uncertain tax positions.

The Company’s income tax returns for tax years ended December 31, 2013, 2014 and 2015, when filed, remain open to examination by the Internal Revenue Service and various state taxing jurisdictions. The Company’s tax return for tax year 2012 has now been examined by the IRS (finalized April of 2015) but is open for examination by various state taxing jurisdictions.

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

On June 24, 2015 GWG issued 60,000 restricted shares of common stock at $9.70 per share, determined by closing market price, to a vendor as a form of payment for the services the vendor will provide to the Company in the next three years. The cost of the issued shares is being amortized over a twelve-month period.

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

The Company issued stock options for 1,053,615 shares of common stock to employees, officers, and directors of the Company through December 31, 2015. Options for 483,703 shares have vested, and the remaining options will vest over three years. The options were issued with an exercise price between $6.60 and $10.18 for those owning more than 10% of the Company’s stock and between $6.00 and $10.25 for others, which is equal to the estimated market price of the shares on the date of grant valued using Black-Scholes binomial option pricing model. The expected volatility used in the Black-Scholes model valuation of options issued during the year was 20.59% annualized. The annual volatility rate is based on the standard deviation of the average continuously compounded rate of return of five selected comparable companies over the previous 52 weeks. Forfeiture rate of 15% is based on historical Company information and expected future trend. As of December 31, 2015, stock options for 335,185 shares were forfeited and stock options for 28,001 shares were exercised.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2014, we entered into a stock option agreement (the Agreement) with a new management employee (the Employee) granting the Employee the right to purchase up to 318,000 of the Company’s common stock at an exercise price of $12.50. The grant of such rights to purchase the Company’s common stock was treated as an inducement grant and was issued outside the GWG Holdings Inc. 2013 Stock Incentive Plan. The Agreement specifies that, among other things, options to purchase 159,000 shares of the Company’s common stock will vest with the Employee ratably on the first, second and third anniversary of the date of the Agreement. The remaining 159,000 options will vest quarterly using a formula based upon the closing price of the Company’s common stock on the last business day of such quarter. The maximum number of these remaining options that will vest with the Employee is 53,000 in each successive one-year period beginning on the date of the Agreement. As of December 31, 2015 53,000 of these options were forfeited and 53,000 have vested.

Outstanding stock options:

	Vested	Un-vested	Total
Balance as of December 31, 2013	195,000	210,250	405,250
Granted during the year	64,450	565,901	630,351
Vested during the year	72,089	(72,089)	-
Exercised during the year	(334)	-	(334)
Forfeited during the year	(16,917)	(18,249)	(35,166)
Balance as of December 31, 2014	314,288	685,813	1,000,101
Granted during the year	79,500	273,700	353,200
Vested during the year	238,999	(238,999)	-
Exercised during the year	(27,667)	-	(27,667)
Forfeited during the year	(121,417)	(150,602)	(272,019)
Balance as of December 31, 2015	483,703	569,912	1,053,615

Compensation expense related to un-vested options not yet recognized is $460,000. We expect to recognize this compensation expense over the next three years ($223,000 in 2016, $187,000 in 2017, and 50,000 in 2018). The Company issues new common stock for options exercised.

(13) Net loss per common share

The Company began issuing Series A Preferred Stock September, 1, 2011, as described in note 8. The Series A Preferred Stock is anti-dilutive to the net loss per common share calculation at December 31, 2015 and 2014. The Company has also issued warrants to purchase common stock in conjunction with the sale of convertible preferred stock, discussed in note 8. The warrants and vested stock options are anti-dilutive at December 31, 2015 and 2014 and have not been included in the fully diluted net loss per common share calculation.

(14) Commitments

The Company entered into an office lease with U.S. Bank National Association as the landlord. The lease was effective April 22, 2012 with a term through August 31, 2015. The lease is for 11,695 square feet of office space located at 220 South Sixth Street, Minneapolis, Minnesota. The Company is obligated to pay base rent plus common area maintenance and a share of the building operating costs. Effective September 1, 2015, the Company entered into a Second Amendment to the office lease with US Bank National Association that extended the term of the lease to 120 months from the effective date and expanded to 17,687 square feet. The landlord provided $50 per square foot (a total of $884,350) for tenant improvements to the leased space. The Second Amendment provides the right for us to extend the term of the lease for one three-year term, and a right of first offer on space adjacent to our leased premises.

The Company is obligated to pay base rent plus common area maintenance and a share of the building operating costs. Rent expenses under this agreement were $283,000 and $211,000 during 2015 and 2014, respectively.

Minimum lease payments under the Second Amendment to Lease are as follows:

2016	$173,000
2017	178,000
2018	185,000
2019	191,000
2020	198,000
2021	204,000
2022	210,000
2023	217,000
2024	223,000
2025	230,000
2026	38,000
$2,047,000

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) Contingencies

Litigation - In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

(16) Guarantees of L Bonds

GWG Holdings has registered with the SEC the offer and sale $250,000,000 of L Bonds, and effective January 9, 2015, launched a $1 billion follow-on to its publicly registered L Bond offering as described in note 7. The L Bonds are secured by the assets of GWG Holdings as described in note 7 and a pledge of all the common stock held by the largest individual shareholders. Obligations under the L Bonds are guaranteed by GWG Life. This guarantee involves the grant of a security interest in all the assets of GWG Life. The payment of principal and interest on the L Bonds is fully and unconditional guaranteed by GWG Life. Substantially all of the Company’s life insurance policies are held by DLP III and the Trust. The policies held by DLP III are not collateral for the L Bond obligations as such policies serve as collateral for the senior credit facility.

The consolidating financial statements are presented in lieu of separate financial statements and other related disclosures of the subsidiary guarantors and issuer because management does not believe that separate financial statements and related disclosures would be material to investors. There are currently no significant restrictions on the ability of GWG Holdings or GWG Life, the guarantor subsidiary, to obtain funds from its subsidiaries by dividend or loan, except as follows. DLP II and DLP III are borrowers under a credit agreement with Autobahn, with DZ Bank AG as agent, as described in note 5. The significant majority of insurance policies owned by the Company are subject to a collateral arrangement with DZ Bank AG described in notes 2 and 5. Under this arrangement, collection and escrow accounts are used to fund premiums of the insurance policies and to pay interest and other charges under the revolving senior credit facility. DZ Bank AG and Autobahn must authorize all disbursements from these accounts, including any distributions to GWG Life. Distributions are limited to an amount that would result in the borrowers (DLP II, DLP III, GWG Life and GWG Holdings) realizing an annualized rate of return on the equity funded amount for such assets of not more than 18%, as determined by DZ Bank AG. After such amount is reached, the credit agreement requires that excess funds be used for repayments of borrowings before any additional distributions may be made.

The following represents consolidating financial information as of December 31, 2015 and 2014, with respect to the financial position, and for the years ended December 31, 2015 and 2014 with respect to results of operations and cash flows of GWG Holdings and its subsidiaries. The parent column presents the financial information of GWG Holdings, the primary obligor of the L Bonds. The guarantor subsidiary column presents the financial information of GWG Life, the guarantor subsidiary of the L Bonds, presenting its investment in DLP II, DLP III and Trust under the equity method. The non-guarantor subsidiaries column presents the financial information of all non-guarantor subsidiaries including DLP II, DLP III and Trust.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Balance Sheets

December 31, 2015	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

A S S E T S

Cash and cash equivalents	$32,292,162	$1,982,722	$150,221	$-	$34,425,105
Restricted cash	-	2,102,257	239,643	-	2,341,900
Investment in life settlements, at fair value	-	-	356,649,715	-	356,649,715
Deferred financing costs, net	799,029	1,000,000	731,452	-	2,530,481
Other assets	1,499,575	688,071	30,900	-	2,218,546
Investment in subsidiaries	269,886,254	291,295,951	-	(561,182,205)	-

TOTAL ASSETS	$304,477,020	$297,069,001	$357,801,931	$(561,182,205)	$398,165,747

L I A B I L I T I E S & S T O C K H O L D E R S' E Q U I T Y (D E F I C I T)

LIABILITIES
Revolving senior credit facility	$-	$-	$65,011,048	$-	$65,011,048
Series I Secured Notes payable	-	23,287,704	-	-	23,287,704
L Bonds	277,024,326	-	-	-	277,024,326
Accounts payable	280,988	157,217	1,079,235	-	1,517,440
Interest payable	8,529,959	3,544,626	265,476	-	12,340,061
Other accrued expenses	717,365	343,421	-	-	1,060,786
Deferred taxes	1,763,968	-	-	-	1,763,968
TOTAL LIABILITIES	288,316,606	27,332,968	66,355,759	-	382,005,333

STOCKHOLDERS’ EQUITY (DEFICIT)
Member capital	-	269,736,033	291,446,172	(561,182,205)	-
Convertible preferred stock	20,799,841	-	-	-	20,799,841
Common stock	5,942	-	-	-	5,942
Additional paid-in capital	17,149,391	-	-	-	17,149,391
Accumulated deficit	(21,794,760)	-	-	-	(21,794,760)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	16,160,414	269,736,033	291,446,172	(561,182,205)	16,160,414

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$304,477,020	$297,069,001	$357,801,931	$(561,182,205)	$398,165,747

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Balance Sheets (continued)

December 31, 2014	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

A S S E T S

Cash and cash equivalents	$30,446,473	$216,231	$-	$-	$30,662,704
Restricted cash	-	82,500	4,213,553	-	4,296,053
Investment in life settlements, at fair value	-	-	282,883,010	-	282,883,010
Deferred financing costs, net	569,400	1,000,000	-	-	1,569,400
Policy benefits receivable	-	-	1,750,000	-	1,750,000
Other assets	1,104,328	777,534	27,500	-	1,909,362
Investment in subsidiaries	185,636,417	215,124,779	-	(400,761,196)	-

TOTAL ASSETS	$217,756,618	$217,201,044	$288,874,063	$(400,761,196)	$323,070,529

L I A B I L I T I E S & S T O C K H O L D E R S' E Q U I T Y (D E F I C I T)

LIABILITIES
Revolving senior credit facility	$-	$-	$72,161,048	$-	$72,161,048
Series I Secured Notes payable	-	27,616,578	-	-	27,616,578
L Bonds	182,782,884	-	-	-	182,782,884
Accounts payable	410,895	242,680	550,000	-	1,203,575
Interest payable	6,598,250	3,513,615	1,016,654	-	11,128,519
Other accrued expenses	301,098	191,753	21,583	-	514,434
Deferred taxes	5,273,555	-	-	-	5,273,555
TOTAL LIABILITIES	195,366,682	31,564,626	73,749,285	-	300,680,593

STOCKHOLDERS’ EQUITY (DEFICIT)
Member capital	-	185,636,418	215,124,778	(400,761,196)	-
Convertible preferred stock	20,527,866	-	-	-	20,527,866
Common stock	5,870	-	-	-	5,870
Additional paid-in capital	16,257,686	-	-	-	16,257,686
Accumulated deficit	(14,401,486)	-	-	-	(14,401,486)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	22,389,936	185,636,418	215,124,778	(400,761,196)	22,389,936

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$217,756,618	$217,201,044	$288,874,063	$(400,761,196)	$323,070,529

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Operations

For the year ended December 31, 2015	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Contract servicing fees	$-	$2,217,471	$-	$(2,217,471)	$-
Gain on life settlements, net	-	-	39,381,003	-	39,381,003
Interest and other income	45,613	62,125	143,511		251,249
TOTAL REVENUE	45,613	2,279,596	39,524,514	(2,217,471)	39,632,252

EXPENSES
Origination and servicing fees	-	-	2,217,471	(2,217,471)	-
Interest expense	24,486,093	2,703,124	4,398,743	-	31,587,960
Employee compensation and benefits	6,007,347	2,002,673	-	-	8,010,020
Legal and professional fees	2,115,580	1,037,203	-	-	3,152,783
Other expenses	4,295,085	3,347,294	141,971	-	7,784,350
TOTAL EXPENSES	36,904,105	9,090,294	6,758,185	(2,217,471)	50,535,113

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(36,858,492)	(6,810,698)	32,766,329	-	(10,902,861)

EQUITY IN INCOME OF SUBSIDIARIES	25,955,631	32,766,108	-	(58,721,739)	-

NET INCOME BEFORE INCOME TAXES	(10,902,861)	25,955,410	32,766,329	(58,721,739)	(10,902,861)

INCOME TAX BENEFIT	(3,509,587)	-	-	-	(3,509,587)
NET INCOME (LOSS)	(7,393,274)	25,955,410	32,766,329	(58,721,739)	(7,393,274)
(Income) attributable to preferred shareholders	(1,386,110)	-	-	-	(1,386,110)
LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(6,007,164)	$-	$-	$-	$(6,007,164)

For the year ended December 31, 2014	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Contract servicing fees	$-	$1,615,674	$-	$(1,615,674)	$-
Gain on life settlements, net	-	-	30,416,127	-	30,416,127
Interest and other income	24,037	231,034	33,469	(228,092)	60,448
TOTAL REVENUE	24,307	1,846,708	30,449,596	(1,843,766)	30,476,575

EXPENSES
Origination and servicing fees	-	-	1,615,674	(1,615,674)	-
Interest expense	18,248,599	3,110,165	5,358,034	-	26,716,798
Employee compensation and benefits	3,018,570	1,951,066	-	-	4,969,636
Legal and professional fees	2,021,763	307,386	10,086	-	2,339,235
Other expenses	2,832,867	1,929,557	281,102	(228,092)	4,815,434
TOTAL EXPENSES	26,121,799	7,298,174	7,264,896	(1,843,766)	38,841,103

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(26,097,762)	(5,451,466)	23,184,700	-	(8,364,528)

EQUITY IN INCOME OF SUBSIDIARIES	17,733,234	23,184,700	-	(40,917,934)	-

NET INCOME BEFORE INCOME TAXES	8,364,528	17,733,234	23,184,700	(40,917,934)	(8,364,528)

INCOME TAX BENEFIT	(2,401,619)	-	-	-	(2,401,619)
NET INCOME (LOSS)	(5,962,909)	17,733,234	23,184,700	(40,917,934)	(5,962,909)
(Income) attributable to preferred shareholders	(138,374)	-	-	-	(138,374)
LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(6,101,283)	$-	$-	$-	$(6,101,283)

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows

For the year ended December 31, 2015	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(7,393,274)	$25,955,410	$32,766,329	$(58,721,739)	$(7,393,274)
Adjustments to reconcile net income to net cash flows from operating activities:
(Equity) of subsidiaries	(25,955,632)	(32,766,107)	-	58,721,739	-
Gain on life settlements, gross	-	-	(39,371,059)	-	(39,371,059)
Amortization of deferred financing and issuance costs	4,081,051	362,457	(731,452)	-	3,712,056
Deferred income taxes	(3,509,587)	-	-	-	(3,509,587)
Preferred stock issued in lieu of cash dividends	683,133	-	-	-	683,133
Preferred stock dividends payable	6,800	-	-	-	6,800
(Increase) decrease in operating assets:
Due from related parties	-	(1,256)	-	-	(1,256)
Policy benefits receivable	-	-	1,750,000	-	1,750,000
Other assets	(58,689,451)	(43,314,345)	-	101,699,270	(304,526)
Increase (decrease) in operating liabilities:
Accounts payable	(129,909)	(85,463)	529,236	-	313,864
Interest payable	2,730,921	233,786	(751,178)	-	2,213,529
Other accrued expenses	2,059,136	149,242	(24,985)	-	2,183,393
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(86,116,812)	(49,466,276)	(5,833,109)	101,699,270	(39,716,927)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	-	-	(38,906,934)	-	(38,906,934)
Proceeds from settlement of life settlements	-	-	4,511,289	-	4,511,289
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(34,395,645)	-	(34,395,645)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayment of revolving senior credit facility	-	-	(7,150,000)	-	(7,150,000)
Payments for redemption of Series I Secured Notes	-	(4,891,681)	-	-	(4,891,681)
Proceeds from issuance of L Bonds	131,159,348	-	-	-	131,159,348
Payment of deferred issuance costs for L Bonds	(7,499,601)	-	-	-	(7,499,601)
Payments for redemption of L Bonds	(35,984,061)	-	-	-	(35,984,061)
Issuance of common stock	582,000	-	-	-	582,000
Proceeds (payments) from restricted cash	-	(2,019,757)	3,973,910	-	1,954,153
Payments for redemption of preferred stock	(295,185)	-	-	-	(295,185)
Issuance of member capital	-	58,144,205	43,555,065	(101,699,270)	-
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	87,962,501	51,232,767	40,378,975	(101,699,270)	77,874,973

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,845,689	1,766,491	150,221	-	3,762,401

CASH AND CASH EQUIVALENTS
BEGINNING OF THE PERIOD	30,446,473	216,231	-	-	30,662,704

END OF THE PERIOD	$32,292,162	$1,982,722	$150,221	$-	$34,425,105

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows (continued)

For the year ended December 31, 2014	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,962,909)	$17,733,234	$23,184,700	$(40,917,934)	$(5,962,909)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
(Equity) of subsidiaries	(17,733,234)	(23,184,700)	-	40,917,934	-
Gain on life settlements	-	-	(39,928,003)	-	(39,928,003)
Amortization of deferred financing and issuance costs	2,967,617	479,278	357,900	-	3,804,795
Deferred income taxes	(2,401,619)	-	-	-	(2,401,619)
Preferred stock issued in lieu of cash dividends	774,085	-	-	-	774,085
Convertible, redeemable preferred stock dividends payable	(116,207)	-	-	-	(116,207)
(Increase) decrease in operating assets:
Due from related parties	-	(291)	-	-	(291)
Policy benefits receivable	-	-	(1,750,000)	-	(1,750,000)
Other assets	(39,118,259)	(33,434,321)	-	70,205,530	(2,347,050)
Increase (decrease) in operating liabilities:
Accounts payable	177,681	136,025	50,000	-	363,706
Interest payable	3,359,926	599,419	679,531	-	4,638,876
Other accrued expenses	43,591	16,367	10,408	-	70,366
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(58,009,328)	(37,654,989)	(17,395,464)	70,205,530	(42,854,251)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	-	-	(12,292,401)	-	(12,292,401)
Proceeds from settlement of life settlements	-	-	4,185,813	-	4,185,813
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(8,106,588)	-	(8,106,588)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayment of revolving senior credit facility	-	-	(6,838,952)	-	(6,838,952)
Payments for redemption of Series I Secured Notes	-	(2,268,379)	-	-	(2,268,379)
Proceeds from issuance of L Bonds	65,713,297	-	-	-	65,713,297
Payment of deferred issuance costs for L Bonds	(4,104,876)	-	-	-	(4,104,876)
Payments for redemption of L Bonds	(14,429,017)	-	-	-	(14,429,017)
Issuance of common stock	9,030,000	-	-	-	9,030,000
Proceeds from restricted cash	-	1,337,500	199,416	-	1,536,916
Payments for redemption of preferred stock	(456,239)	-	-	-	(465,239)
Issuance of member capital	-	38,063,942	32,141,588	(70,205,530)	-
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	55,744,165	37,133,063	25,502,052	(70,205,530)	48,173,750

NET INCREASE IN CASH AND CASH EQUIVALENTS	(2,265,163)	(521,926)	-	-	(2,787,089)

CASH AND CASH EQUIVALENTS
BEGINNING OF THE YEAR	32,711,636	738,157	-	-	33,449,793

END OF THE YEAR	$30,446,473	$216,231	$-	$-	$30,662,704

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

	As of December 31,
Life insurance company	2015	2014
AXA Equitable	14.00%	14.55%
John Hancock	12.73%	11.48%

The following summarizes the number of insurance contracts held in specific states exceeding 10% of the total face value held by the Company:

	As of December 31,
State of residence	2015	2014

California	25.25%	28.87%
Florida	19.95%	18.56%

(18) Subsequent events

Subsequent to December 31, 2015, five policies covering five individuals have matured. The combined insurance benefits of these policies were $9,238,000. The Company recorded realized gains of $6,162,000 on these five policies.

Subsequent to December 31, 2015, the Company has issued approximately an additional $30,341,000 in principal amount of L Bonds.

Subsequent to December 31, 2015 the Company has issued approximately $1,423,000 of Redeemable Preferred Stock.

On January 13, 2016, GWG MCA, LLC was converted to a corporation and became GWG MCA Capital, Inc. GWG MCA Capital, Inc. was formed to engage in the merchant cash advance business. Effective February 4, 2016, GWG MCA Capital began to offer for sale up to of 2,000,000 shares of Redeemable Preferred Stock at an offering price of $10 per share in a private placement. Subsequent to December 31, 2015, the Company hasn’t issued any Redeemable Preferred Stock related to this offering. On February 15, 2016, GWG MCA Capital purchased revolving credit arrangements from Walker Preston Capital Holdings, LLC for the amount of $4,354,000. For this purchase, GWG MCA Capital obtained a $2,700,000 loan from GWG Holdings evidenced by a promissory note maturing December 31, 2016, and a $1,760,000 loan from Insurance Strategies Fund, a related party, evidenced by a promissory note maturing December 31, 2016. Both promissory notes accrue interest at a rate of 9% per annum.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’ s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met.

As of December 31, 2015, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with management's evaluation pursuant to Rules 13a- 15(d) or 15d-15(d) of the Securities Exchange Act of 1934 during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 based on criteria for effective control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), 2013 framework in “Internal Control—Integrated Framework.” Based on this assessment, our management concluded that, as of the evaluation date, we maintained effective internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

On February 25, 2016, our Board of Directors approved a program under which up to $2 million of our common stock could be repurchased, and such approval and program was publicly announced through a press release. On March 17, 2016, our Board of Directors rescinded its prior approval to initiate a stock buyback program. As such, we do not at this time anticipate engaging in any repurchases of our common stock.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

The Company has adopted a Code of Ethics specifically applicable to its CEO, CFO, principal accounting officer, and other members of management. The Code of Ethics is also applicable to all employees. The Code of Ethics is available on our website at www.gwglife.com and a copy is available free of charge to anyone requesting it.

ITEM 11. EXECUTIVE COMPENSATION AND RELATED-PARTY TRANSACTION DISCLOSURES

Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Documents filed as part of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2015 and 2014

Consolidated Statements of Operations for the years ended December 31, 2015 and 2014

Consolidated Statements of Changes in Equity for the years ended December 31, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

Financial Statement Schedule:

Not applicable.

Exhibit Index

Exhibit	Description
3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment to Certificate of Incorporation (3)
3.4	Certificate of Designations for Series A Convertible Preferred Stock (3)
3.5	Certificate of Amendment to Certificate of Incorporation (8)
3.5	Amendment No. 1 to Bylaws (9)
3.6	Amendment No. 2 to Bylaws (10)
3.7	Certificate of Designation for Redeemable Preferred Stock (filed herewith)
3.8	Certificate of Amendment to Certificate of Designation for Redeemable Preferred Stock (filed herewith)
4.1	Indenture with Bank of Utah, dated October 19, 2011 (5)
4.2	Pledge and Security Agreement by and among GWG Holdings, Inc., GWG Life, LLC, Jon R. Sabes, Steven F. Sabes, and Bank of Utah, dated October 19, 2011 (5)
4.3	Intercreditor Agreement by and among Bank of Utah, and Lord Securities Corporation, dated October 19, 2011 (5)
4.4	Amendment No. 1 to Indenture with Bank of Utah, dated December 15, 2011 (6)
4.5	Amendment No. 1 to Pledge and Security Agreement, dated December 15, 2011 (6)
4.6	Amendment No. 2 to Indenture with Bank of Utah, dated January 9, 2015 (12)
4.7	Amendment No. 1 to Intercreditor Agreement, dated January 9, 2015 (13)
4.8	Amendment No. 2 to Pledge and Security Agreement , dated January 9, 2015 (13)
4.9	Amendment No. 3 to Indenture with Bank of Utah, dated June 12, 2015 (14)
4.10	Amendment No. 2 to Intercreditor Agreement, dated June 12, 2015 (14)
4.11	Amendment No. 3 to Pledge and Security Agreement, dated June 12, 2015 (14)
10.1	Second Amended and Restated Credit and Security Agreement with DZ Bank AG Deutsche Zentral-Genossenschaftsbank (as agent), and Autobahn Funding Company LLC (as lender), dated effective May 11, 2015 (11)
10.2	Amended and Restated Performance Guaranty of GWG Holdings, LLC dated as of May 11, 2015, delivered in favor of DZ Bank AG Deutsche Zentral-Genossenschaftsbank (as agent) and Autobahn Funding Company LLC (as lender) (11)
10.3	Pledge Agreement dated November 15, 2010, among Jon R. Sabes, Steven F. Sabes, Opportunity Finance, LLC, SFS Trust 1976, SFS Trust 1992 Esther, SFS Trust 1982, Mokeson, LLC (collectively as pledgors), and Lord Securities Corporation (as trustee and pledgee) (3)
10.4	Third Amended and Restated Note Issuance and Security Agreement dated November 1, 2011, with Lord Securities Corporation (as trustee), GWG LifeNotes Trust (as secured party), and noteholders (2)
10.5	Amendment to Third Amended and Restated Note Issuance and Security Agreement, dated as of November 18, 2013, with Lord Securities Corporation (as trustee for the GWG LifeNotes Trust) (9)
10.6	Employment Agreement with Jon R. Sabes, dated June 14, 2011 (4)
10.7	Employment Agreement with Steven F. Sabes, dated June 14, 2011 (4)
10.8	Employment Agreement with Paul A. Siegert, dated June 14, 2011 (4)
10.9	Employment Agreement with William B. Acheson, dated May 30, 2014 (15)
10.10	Employment Agreement with Michael D. Freedman, dated September 22, 2014 (16)
10.11	Stock Option Agreement with Michael D. Freedman, dated September 22, 2014 (16)
10.12	2013 Stock Incentive Plan (17)
10.13	Form of Stock Option Agreement used with 2013 Stock Incentive Plan (15)
21	List of Subsidiaries (filed herewith)
31.1	Section 302 Certification of the Chief Executive Officer (filed herewith)
31.2	Section 302 Certification of the Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ( filed herewith )
99.1	Letter from Model Actuarial Pricing Systems, dated February 1, 2016 (filed herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

(1)	Incorporated by reference to Form S-1 Registration Statement filed on June 14, 2011 (File No. 333-174887).
(2)	Incorporated by reference to Post-Effective Amendment No. 8 to Form S-1/A filed on November 12, 2013 (File No. 333-174887).
(3)	Incorporated by reference to Form S-1/A Registration Statement filed on August 23, 2011 (File No. 333-174887).
(4)	Incorporated by reference to Form S-1/A Registration Statement filed on September 20, 2011 (File No. 333-174887).
(5)	Incorporated by reference to Form S-1/A Registration Statement filed on October 20, 2011 (File No. 333-174887).
(6)	Incorporated by reference to Post-Effective Amendment No. 1 to Form S-1/A filed on April 30, 2012 (File No. 333-174887).
(7)	Incorporated by reference to Current Report on Form 8-K filed on February 1, 2013.
(8)	Incorporated by reference to Quarterly Report on Form 10-Q filed on August 8, 2014.
(9)	Incorporated by reference to Quarterly Report on Form 10-Q filed on November 13, 2014.
(10)	Incorporated by reference to Current Report on Form 8-K filed on June 2, 2015.
(11)	Incorporated by reference to Post-Effective Amendment No. 3 to Form S-1/A filed on May 15, 2015 (File No. 333-197227).
(12)	Incorporated by reference to Form S-1/A Registration Statement filed on November 4, 2014 (File No. 333-197227).
(13)	Incorporated by reference to Form S-1/A Registration Statement filed on January 7, 2015 (File No. 333-197227).
(14)	Incorporated by reference to Form S-1/A Registration Statement filed on June 12, 2015 (File No. 333-203879).
(15)	Incorporated by reference to Form S-1/A Registration Statement filed on June 6, 2014 (File No. 333-195505).
(16)	Incorporated by reference to Form S-1/A Registration Statement filed on December 18, 2014 (File No. 333-197227).
(17)	Incorporated by reference to the registrant’s Definitive Proxy Statement filed on April 30, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GWG HOLDINGS, INC.

Date: March 22, 2016	By:	/s/ Jon R. Sabes
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below, as of March 22, 2016, by the following persons on behalf of the registrant and in the capacities indicated below.

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

