Form 10-Q
period 2016-03-31
GWG Holdings, Inc.
filed 2016-05-13
CIK 1522690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of May 13, 2016, GWG Holdings, Inc. had 5,973,790 shares of common stock outstanding.

GWG HOLDINGS, INC.

Index to Form 10-Q

for the Quarter Ended March 31, 2016

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016 (unaudited)	December 31, 2015
A S S E T S
Cash and cash equivalents	$10,998,625	$34,425,105
Restricted cash	19,828,620	2,341,900
Investment in life insurance contracts, at fair value	387,402,111	356,649,715
Secured MCA advances	4,235,442	-
Policy benefits receivable	15,912,839	-
Other assets	3,224,325	2,461,045
TOTAL ASSETS	$441,601,962	$395,877,765

L I A B I L I T I E S & S T O C K H O L D E R S’ E Q U I T Y
LIABILITIES
Revolving credit facility	$82,304,099	$63,279,596
Series I Secured Notes payable	18,226,541	23,287,704
L Bonds	301,924,332	276,482,796
Notes payable to related parties	1,760,000	-
Accounts payable	2,119,791	1,517,440
Interest payable	12,915,598	12,340,061
Other accrued expenses	1,397,378	1,060,786
Deferred taxes, net	2,819,697	1,763,968
TOTAL LIABILITIES	$423,467,436	$379,732,351

STOCKHOLDERS’ EQUITY

CONVERTIBLE PREFERRED STOCK
(par value $0.001; shares authorized 40,000,000; shares outstanding 2,713,246 and 2,781,735; liquidation preference of $20,349,000 and $20,863,000 on March 31, 2016 and December 31, 2015, respectively)	20,274,155	20,784,841

REDEEMABLE PREFERRED STOCK
(par value $0.001; shares authorized 100,000; shares outstanding 1,449 on March 31, 2016)	1,369,938	-

COMMON STOCK
(par value $0.001: shares authorized 210,000,000; shares issued and outstanding 5,948,290 and 5,941,790 on March 31, 2016 and December 31, 2015)	5,948	5,942
Additional paid-in capital	17,204,940	17,149,391
Accumulated deficit	(20,720,455)	(21,794,760)
TOTAL STOCKHOLDERS’ EQUITY	18,134,526	16,145,414

TOTAL LIABILITIES & EQUITY	$441,601,962	$395,877,765

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
REVENUE
Gain on life insurance contracts, net	$17,713,712	$16,783,409
Interest and other income	190,181	49,296
TOTAL REVENUE	17,903,893	16,832,705

EXPENSES
Interest expense	9,660,386	7,176,534
Employee compensation and benefits	2,466,197	1,727,917
Legal and professional fees	1,206,128	578,144
Other expenses	2,412,160	1,478,848
TOTAL EXPENSES	15,744,871	10,961,443

INCOME BEFORE INCOME TAXES	2,159,022	5,871,262
INCOME TAX EXPENSE	1,084,717	2,609,371

NET INCOME	1,074,305	3,261,891
Income attributable to preferred shareholders	342,962	353,155
INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1,417,267	$3,615,046

NET INCOME PER COMMON SHARE
Basic	$0.24	$0.62
Diluted	$0.18	$0.46

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,942,790	5,870,193
Diluted	7,987,321	7,940,645

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,074,305	$3,261,891
Adjustments to reconcile net income to net
cash flows from operating activities:
(Gain) loss on life insurance contracts	(11,531,553)	1,893,845
Amortization of deferred financing and issuance costs	784,188	(549,030)
Deferred income taxes	1,055,729	2,182,251
Preferred stock dividends payable	163,577	188,812
(Increase) decrease in operating assets:
Policy benefits receivable	(15,912,839)	(17,890,000)
Other assets	173,426	(131,173)
Increase in operating liabilities:
Due to related party	1,712,392	-
Accounts payable and other accrued expenses	1,967,969	2,635,687
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(20,512,806)	(8,407,717)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance contracts	(24,326,322)	(2,446,477)
Proceeds from settlement of life insurance contracts	4,610,479	3,610,595
Investment in Secured MCA advances	(4,353,585)	-
Proceeds from Secured MCA advances	118,143	-
NET CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES	(23,951,285)	1,164,118

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on senior revolving credit facility	20,000,000	-
Payments for redemption of Series I Secured notes payable	(5,237,393)	(1,273,189)
Proceeds from issuance of L Bonds	34,368,889	27,960,297
Payments for issuance and redemption of L Bonds	(10,909,693)	(6,878,122)
Increase in restricted cash	(17,486,720)	(7,037,564)
Issuance of common stock	46,545	-
Proceeds from issuance of preferred stock	1,028,536	-
Payments for issuance and redemption of preferred stock	(772,553)	-
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	21,037,611	12,771,422

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,426,480)	5,527,823

CASH AND CASH EQUIVALENTS
BEGINNING OF THE PERIOD	34,425,105	30,662,704
END OF THE PERIOD	$10,998,625	$36,190,527

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED

(unaudited)

	Three Months Ended
	March 31,	March 31,
	2016	2015
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest and preferred dividends paid	$6,453,000	$6,102,000
Premiums paid	$8,445,000	$6,325,000
Stock-based compensation	$9,000	$33,000

NON-CASH INVESTING AND FINANCING ACTIVITIES
Series I Secured Notes:
Conversion of accrued interest and commission payable to principal	$44,000	$41,000
L Bonds:
Conversion of accrued interest and commission payable to principal	$291,000	$218,000
Series A Preferred Stock:
Issuance of preferred stock in lieu of cash dividends	$168,000	$184,000
Investment in life insurance contracts included in accounts payable	$1,551,000	$87,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Preferred Stock	Preferred	Common	Common Stock	Additional Paid-in	Accumulated	Total
	Shares	Stock	Shares	(par)	Capital	Deficit	Equity

Balance, December 31, 2014	2,738,966	$20,527,866	5,870,193	$5,870	$16,257,686	$(14,401,486)	$22,389,936

Net loss	-	-	-	-	-	(7,393,274)	(7,393,274)

Issuance of common stock	-	-	60,000	60	581,940	-	582,000

Series A Preferred Stock conversion to common stock	(15,463)	(115,973)	11,597	12	115,961	-	-

Issuance of preferred stock	58,232	387,948	-	-	-	-	387,948

Issuance of stock options	-	-	-	-	193,804	-	193,804
Balance, December 31, 2015	2,781,735	$20,799,841	5,941,790	$5,942	$17,149,391	$(21,794,760)	$16,160,414

Net income	-	-	-	-	-	1,074,305	1,074,305

Issuance of common stock	-	-	6,500	6	46,539	-	46,545

Redemption of Series A Preferred Stock	(92,527)	(693,955)				-	(693,955)

Issuance of Series A Preferred Stock	24,038	168,269	-	-		-	168,269

Issuance of redeemable preferred stock	1,028	1,448,536	-	-	-	-	1,448,536

Issuance of stock options	-	-	-	-	9,010	-	9,010
Balance, March 31, 2016	2,714,274	$21,722,691	5,948,290	$5,948	$17,204,940	$(20,720,455)	$18,134,526

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1)   Nature of business and summary of significant accounting policies

Nature of business - GWG Holdings, Inc. (GWG Holdings), located in Minneapolis, Minnesota, facilitates the purchase of life insurance policies for its own investment portfolio through its wholly owned subsidiaries, GWG Life, LLC (GWG Life), GWG Life USA, LLC (GWG Life USA) and Wirth Park Agency, LLC, and GWG Life’s own subsidiaries, GWG Trust (Trust), GWG DLP Funding II, LLC (DLP II) and its wholly owned subsidiary, GWG DLP Master Trust II (the Trust II), and GWG DLP Funding III, LLC (DLP III). GWG Holdings is also involved in the merchant cash advance business through its wholly owned subsidiary GWG MCA Capital, Inc. (GWG MCA). All of these entities are legally organized in Delaware. Unless the context otherwise requires or we specifically so indicate, all references in this report to "we," "us," "our," "our Company," "GWG," or the "Company" refer to these entities collectively. References to particular entities, such as “GWG Holdings” or “GWG Life” or “GWG MCA,” are meant to refer only to the particular entity referenced.

On September 30, 2015, GWG Holdings formed a wholly owned subsidiary, Wirth Park Agency, LLC. Wirth Park Agency was formed to convert term life insurance policies into universal, or permanent life insurance. Wirth Park Agency produces commission revenue through this activity.

On December 7, 2015, GWG Holdings formed a wholly owned subsidiary, GWG MCA, LLC. On January 13, 2016, GWG MCA, LLC was converted to a corporation and became GWG MCA Capital, Inc. GWG MCA was formed to engage in the merchant cash advance business.

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

Life insurance contracts - ASC 325-30, Investments in Insurance Contracts, allows a reporting entity the election to account for its investments in life insurance contracts using either the investment method or the fair value method. The election shall be made on an instrument-by-instrument basis and is irrevocable. Under the investment method, an investor shall recognize the initial investment at the purchase price plus all initial direct costs. Continuing costs (policy premiums and direct external costs, if any) to keep the policy in force shall be capitalized. Under the fair value method, an investor shall recognize the initial investment at the purchase price. In subsequent periods, the investor shall re-measure the investment at fair value in its entirety at each reporting period and shall recognize the change in fair value in current period income net of premiums paid. The Company uses the fair value method to account for all life insurance contracts.

The Company recognizes realized gains (revenue) from life settlement contracts upon one of the two following events:

1)	Receipt of notice or verified mortality of insured; or
2)	Sale of policy and filing of change of ownership forms and receipt of payment

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company recognizes the difference between the policy benefits and carrying values of the policy when an insured’s mortality event has occurred and the Company determines that settlement and ultimate collection of the policy benefits is realizable and reasonably assured. Revenue from a transaction must meet both criteria in order to be recognized. In an event of a sale of a policy, the Company recognizes gain or loss as the difference between the sale price and the carrying value of the policy on the date of the receipt of payment on such sale.

Deposits and initial direct costs advanced on unsettled policy acquisitions are recorded as other assets until policy ownership has been transferred to the Company.  Such deposits and direct cost advances were $526,000 and $31,000 at March 31, 2016 and December 31, 2015, respectively.

Deferred financing and issuance costs – Loans advanced under the Company’s revolving senior credit facility, as described in note 5, have been reported net of financing costs which are amortized using the straight-line method over the term of the revolving senior credit facility.  The Series I Secured Notes, as described in note 6, are reported net of issuance costs, sales commissions and other direct expenses, which are amortized using the interest method over the term of each respective borrowing. The L Bonds, as described in note 7, are reported net of issuance costs, sales commissions and other direct expenses, which are amortized using the interest method over the term of each respective borrowing. The Series A Preferred Stock, as described in note 9, was also reported net of issuance costs, sales commissions, including the fair value of warrants issued, and other direct expenses, which were amortized using the interest method as interest expense over the three-year redemption period. As of December 31, 2015, those costs were fully amortized. Redeemable Preferred Stock, as described in note 10, reported net of issuance costs, sales commissions and other direct expenses.

Earnings (loss) per share - Basic per share earnings (loss) attributable to non-redeemable interests is calculated using the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share is calculated based on the potential dilutive impact, if any, of the Company’s Series A Preferred Stock, Redeemable Preferred Stock, outstanding warrants, and stock options.

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

Recently adopted pronouncements - On April 7, 2015 the FASB issued Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, as part of its simplification initiative. The ASU changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. For public business entities, the guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed for all entities for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted). The Company adopted ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, during the first quarter of 2016, as required by the standard. The impact of the new ASU on the Company’s balance sheet was a reduction of approximately $2,288,000 to assets and the corresponding reduction to liabilities and stockholders’ equity. There was no impact on the Company’s statements of operations.

Reclassification - Certain 2015 amounts have been reclassified to conform to ASU No. 2015-03, as described under “Recently adopted pronouncements” above. The reclassifications have no effect on the reported amounts of consolidated net income.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(2)       Restrictions on cash

The Company is required by its lenders to maintain collection and escrow accounts. These accounts are used to fund the acquisition, pay annual premiums of insurance policies, pay interest and other charges under the revolving senior credit facility, and collect policy benefits. DZ Bank AG, as agent for Autobahn Funding Company, LLC, the lender for the revolving senior credit facility as described in note 5, authorizes the disbursements from these accounts. At March 31, 2016 and December 31, 2015, there was a balance of $19,829,000, and $2,342,000, respectively, maintained in these restricted cash accounts.

(3)      Investment in life insurance policies

The life insurance policies (Level 3 fair value measurements) are valued based on unobservable inputs that are significant to the overall fair value measurement. Changes in the fair value of these instruments are recorded in gain or loss on life insurance policies in the consolidated statements of operations (net of the cash premiums paid on the policies). The fair value is determined on a discounted cash flow basis that incorporates life expectancy assumptions.  Life expectancy reports have been obtained from widely accepted life expectancy providers. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require. As a result of management’s analysis, discount rates of 11.08% and 11.09% were applied to the portfolio as of March 31, 2016 and December 31, 2015, respectively.

In September of 2015, AXA (an insurance company) announced pending cost of insurance rate increases for certain universal life policies.  The effective date of the increases was originally scheduled for January 1, 2016, but was later delayed until March 1, 2016.  GWG identified 14 such policies in the portfolio that are affected. As of April 21, 2016 we were in receipt of the related updated policy illustrations from AXA.  We calculated the change in fair value related to the increased premiums on these 14 policies to be a reduction of $2,395,000 to the MAPS valuation of the portfolio of $389,797,000 resulting in a net valuation of $387,402,000 as of March 31, 2016.

A summary of the Company’s life insurance policies accounted for under the fair value method and their estimated maturity dates, based on remaining life expectancy is as follows:

	As of March 31, 2016			As of December 31, 2015
Years Ending December 31,	Number of Contracts	Estimated Fair Value	Face Value	Number of Contracts	Estimated Fair Value	Face Value
2016	3	$5,440,000	$6,000,000	5	$7,503,000	$8,500,000
2017	11	13,855,000	18,043,000	12	12,875,000	17,418,000
2018	29	32,989,000	50,905,000	27	37,109,000	58,428,000
2019	51	51,866,000	91,707,000	51	54,242,000	100,967,000
2020	70	71,319,000	148,360,000	59	64,750,000	137,868,000
2021	56	53,756,000	130,169,000	48	45,724,000	116,805,000
2022	49	36,273,000	109,262,000	44	38,394,000	116,998,000
Thereafter	196	121,904,000	473,375,000	150	96,053,000	387,860,000
Totals	465	$387,402,000	$1,027,821,000	396	$356,650,000	944,844,000

The Company recognized insurance benefits of $19,238,000 and $28,625,000 during the three months ended March 31, 2016 and 2015, respectively, related to policies with a carrying value of $4,611,000 and $3,611,000, respectively. The Company recorded realized gains of $14,627,000 and $25,014,000 on such policies.

Reconciliation of gain on life insurance contracts:

Three Months Ended:	March 31, 2016	March 31, 2015
Change in fair value	$11,532,000	$(1,894,000)
Premiums and other annual fees	(8,445,000)	(6,337,000)
Policy maturities	14,627,000	25,014,000
Gain on life insurance contracts, net	$17,714,000	$16,783,000

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The estimated expected premium payments and servicing fees to maintain the above life insurance policies in force for the next five years, assuming no mortalities, are as follows:

Years Ending December 31,	Premiums	Servicing	Premiums and Servicing Fees
Nine months ending December 31 ,2016	$25,258,000	$558,000	$25,816,000
2017	36,083,000	558,000	36,641,000
2018	39,398,000	558,000	39,956,000
2019	44,304,000	558,000	44,862,000
2020	49,314,000	558,000	49,872,000
2021	54,825,000	558,000	55,383,000
	$249,182,000	$3,348,000	$252,530,000

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

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Level 3 Valuation Process

The estimated fair value of the Company’s portfolio of life insurance contracts is determined on a quarterly basis by the Company’s portfolio management committee, taking into consideration changes in discount rate assumptions, estimated premium payments and life expectancy estimate assumptions, as well as any changes in economic and other relevant conditions. The discount rate incorporates current information about discount rate applied by other reporting companies owning portfolios of life insurance policies, discount rates observed in the life insurance secondary market, market interest rates, the credit exposure to the insurance company that issued the life insurance policy and management’s estimate of the risk premium a purchaser would require to receive the future cash flows derived from our portfolio of life insurance policies.

These inputs are then used to estimate the discounted cash flows using the Model Actuarial Pricing System (MAPS), probabilistic portfolio price model, which estimates the cash flows using various probabilities and scenarios. The valuation process includes a review by senior management as of each valuation date. Management has also engaged a third-party expert to independently test the accuracy of the valuations using the inputs provided by management on a quarterly basis. See Exhibit 99.1 filed herewith.

Life insurance policies, as well as the portfolio taken as a whole, represent financial instruments recorded at fair value on a recurring basis. The following table reconciles the beginning and ending fair value of the Company’s Level 3 investments in its portfolio of life insurance policies for the years ending December 31, as follows:

	Three Months Ended March 31,
	2016	2015
Beginning balance	$356,650,000	$282,883,000
Purchases	23,831,000	1,016,000
Maturities (cash in excess of carrying value)	(4,611,000)	(3,610,000)
Net change in fair value	11,532,000	(1,894,000)
Ending balance	$387,402,000	$278,395,000

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

During the fourth quarter of 2014, GWG adopted a plan to update the independent life expectancy estimates, where possible, on the insured lives in our portfolio.  The plan covers all policies with the exception of those policies purchased with small face amount underwriting standards (under $1 million in face amount).  The plan is for each set of life expectancy estimates and medical records to be updated on a continuous rotating three-year cycle.  The records for approximately 1/12th of the portfolio are being updated each quarter.

We have been notified of potential cost of insurance increases on certain universal life policies in our portfolio by other life insurance companies.  Although we cannot now precisely quantify the impact of the increase upon our costs, or upon the fair value of our portfolio, less than 4% of the fair value of our portfolio is attributable to such policies. As a result, we expect that our premium expense will increase and the fair value of our portfolio will be negatively impacted once we are in receipt of all of the required information regarding the proposed increases.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The fair value of life insurance policies is estimated using present value calculations of estimated cash flows based on the data specific to each individual life insurance policy. Estimated future policy premium payments are calculated based on the terms of the policy and the premium payment history. The following summarizes the unobservable and other inputs utilized in estimating the fair value of the portfolio of life insurance policies:

	As of March 31, 2016	As of December 31, 2015
Weighted-average age of insured, years	82.4	82.6
Weighted-average life expectancy, months	80.2	79.3
Average face amount per policy	$2,210,000	$2,386,000
Discount rate	11.08%	11.09%

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

Change in Fair Value of the Investment in Life Insurance Policies

	Change in life expectancy estimates
	minus 8 months	minus 4 months	plus 4 months	plus 8 months

March 31, 2016	$52,011,000	$25,901,000	$(25,278,000)	$(49,990,000)
December 31, 2015	$48,339,000	$24,076,000	$(23,501,000)	$(46,482,000)

	Change in discount rate
	minus 2%	minus 1%	plus 1%	plus 2%

March 31, 2016	$38,567,000	$18,477,000	$(17,033,000)	$(32,772,000)
December 31, 2015	$35,024,000	$16,786,000	$(15,485,000)	$(29,803,000)

Other Fair Value Considerations

Carrying value of receivables, prepaid expenses, accounts payable and accrued expenses approximate fair value due to their short-term maturities and low credit risk. The estimated fair value of the Company’s Series I Secured Notes payable and L Bonds is approximately $326,944,000 based on a weighted-average market interest rate of 7.06% based on an income approach, the combined face value of these notes is $325,339,000 as of March 31, 2016. The carrying value of the revolving senior credit facility reflects interest charged at the commercial paper rate plus an applicable margin. The margin represents our credit risk, and the strength of the portfolio of life insurance policies collateralizing the debt. The overall rate reflects market, and the carrying value of the revolver approximates fair value. The carrying value of Secured MCA advances approximates market value, as they were purchased February 15, 2016. All of the financial instruments are Level 3 fair value measurements.

The Company has issued warrants to purchase common stock in connection with the issuance of its convertible preferred stock. Warrants were determined by the Company as permanent equity. The fair value measurements associated with the warrants, measured at issuance represent Level 3 instruments.

As of March 31, 2016:

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

(5)       Credit facilities

Revolving senior credit facility – Autobahn Funding Company LLC

On July 15, 2008, DLP II entered into a revolving senior credit facility pursuant to a Credit and Security Agreement (Agreement) with Autobahn Funding Company LLC (Autobahn), providing the Company with a maximum borrowing amount of $100,000,000. Autobahn is a commercial paper conduit that issues commercial paper to investors in order to provide funding to DLP II. DZ Bank AG Deutsche Zentral-Genossenschaftsbank (DZ Bank) acts as the agent for Autobahn. The original Agreement was to expire on July 15, 2013. On January 29, 2013, GWG Holdings, together with GWG Life and DLP II, entered into an Amended and Restated Credit and Security Agreement with Autobahn, extending the facility expiration date to December 31, 2014. On May 29, 2014, GWG Holdings, together with GWG Life and DLP II, entered into an Amendment No. 1 to Amended and Restated Credit and Security Agreement with Autobahn and DZ Bank (as committed lender and Agent). The amendment was entered into for the purpose of extending the maturity date for borrowings under the Agreement to December 31, 2016. Effective May 11, 2015, GWG Holdings, together with certain of its subsidiaries, entered into a Second Amended and Restated Credit and Security Agreement with Autobahn Funding Company LLC, as the conduit lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, as the committed lender and as the agent on behalf of secured parties under such agreement. The Second Amended and Restated Credit and Security Agreement extends the maturity date of borrowings made by DLP II and DLP III, to June 30, 2018. Advances under the senior credit facility made after May 11, 2015 bear interest at the commercial paper rate of the lender at the time of the advance, or at the lender’s cost of borrowing plus 4.25%, which is 1.75% less than under the previous Credit and Security Agreement executed on January 25, 2013. In addition to the extended term and decreased interest rate and borrowing cost, the Second Amended and Restated Credit and Security Agreement also removes the requirement that the Company maintain a reserve for certain projected expenditures (including anticipated premium payments required to service its life insurance portfolio), thereby allowing for the Company’s full use of the senior credit facility up to its limit of $105,000,000.

In connection with the Second Amended and Restated Credit and Security Agreement, GWG Holdings and its subsidiaries entered into certain other agreements and amendments and restatements of earlier agreements entered into in connection with the original and renewal Credit and Security Agreements. Included among these other agreements was an Amended and Restated Performance Guaranty affirming the performance guaranty that GWG Holdings earlier provided in connection with the original and first Amended and Restated Credit and Security Agreements to DZ Bank AG Deutsche Zentral-Genossenschaftsbank, as agent. The amount outstanding under this facility was $85,011,000 and $65,011,000 at March 31, 2016 and December 31, 2015, respectively.

The Agreement requires DLP III to pay, on a monthly basis, interest at the commercial paper rate plus an applicable margin, as defined in the Agreement. The effective rate was 5.69% at March 31, 2016 and 5.58% at December 31, 2015. The Agreement also requires payment of an unused line fee on the unfunded amount under the revolving senior credit facility. The weighted-average effective interest rate (including the unused line fee) was 5.68% and 6.20% for the three months ended March 31, 2016 and 2015, respectively. The note is secured by the ownership of life insurance policies pledged to DZ Bank by DLP III via Wells Fargo as securities intermediary.

The Agreement has certain financial and nonfinancial covenants. The Company was in compliance with these covenants at March 31, 2016 and December 31, 2015.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company has agreed to maintain (i) a positive consolidated net income on a non-GAAP basis (as defined and calculated under the Agreement) for each complete fiscal year and (ii) a tangible net worth on a non-GAAP basis (again, as defined and calculated under the Agreement) of not less than $45 million, and (iii) maintain cash and eligible investments of $15 million or above.

Consolidated Non-GAAP net income and Non-GAAP tangible net worth as of and for the four quarters ended March 31, 2016, as calculated under the Agreement, was $28,333,000 and $118,922,000 respectively.

Advances under the Agreement are subject to a borrowing base formula, which limits the availability of advances based on attributes of policies pledged to the facility. Over-concentration of policies by insurance carrier, over-concentration of policies by insurance carriers with ratings below a AA- rating, and the premiums and facility fees reserve are the four primary factors which might limit availability of funds on the facility. Total funds available for additional borrowings under the borrowing base formula criteria at March 31, 2016 and December 31, 2015, were $20,000,000 and $39,989,000 respectively.

(6)       Series I Secured Notes payable

Series I Secured Notes payable have been issued in conjunction with the GWG Series I Secured Notes private placement memorandum dated August 25, 2009. Series I Secured Notes are secured by assets of GWG Life and are subordinate to our revolving senior credit facility (see Note 5). On June 14, 2011, the Company closed the Series I Secured Notes offering to additional investors; however, existing investors may elect to continue advancing amounts outstanding through the renewal provisions upon maturity subject to the Company’s option. Series I Secured Notes have maturity dates ranging from six months to seven years with fixed interest rates varying from 5.65% to 9.55% depending on the term of the note. Interest is payable monthly, quarterly, annually or at maturity depending on the terms of the note. At March 31, 2016 and December 31, 2015, the weighted-average interest rate of Series I Secured Notes was 8.61% and 8.47%, respectively. The notes are secured by assets of GWG Life. The principal amount outstanding under these Series I Secured Notes was $18,508,000 and $23,578,000 at March 31, 2016 and December 31, 2015, respectively. The difference between the amount outstanding on the Series I Secured Notes and the carrying amount on the consolidated balance sheet is due to netting of unamortized deferred issuance costs. Overall, interest expense includes amortization of deferred financing and issuance costs of $111,000 and $130,000 for the three months ended March 31, 2016 and 2015, respectively. Future expected amortization of deferred financing costs is $281,000 in total over the next six years.

Future contractual maturities of Series I Secured Notes payable and future amortization of their deferred financing costs at March 31, 2016 are as follows:

Years Ending December 31,	Contractual Maturities	Amortization of Deferred Financing Costs
Nine months ending December 31 ,2016	$6,581,000	$35,000
2017	7,956,000	128,000
2018	1,596,000	41,000
2019	444,000	7,000
2020	1,766,000	63,000
Thereafter	165,000	7,000
	$18,508,000	$281,000

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Effective January 9, 2015, the Company registered a $1 billion follow-on offering of L Bonds. The Company is offering L Bonds on a continuous basis and there is no minimum amount of L Bonds that must be sold before the Company can use proceeds from the sale of L Bonds. Emerson Equity LLC is serving as the managing broker-dealer for the offering, which is being sold through a network of participating dealers and licensed financial advisors and representatives in minimum increments of $25,000. At March 31, 2016 and December 31, 2015, the weighted-average interest rate of L Bonds was 7.14% and 7.18%, respectively. The amount outstanding under these L Bonds was $306,831,000 and $282,171,000 at March 31, 2016 and December 31, 2015, respectively. The difference between the amount outstanding on the L Bonds and the carrying amount on the consolidated balance sheets is due to netting of unamortized deferred issuance costs and cash receipts for new issuances in process. Amortization of deferred issuance costs was $1,568,000 and $974,000 for the three months ended March 31, 2016 and 2015, respectively. Future expected amortization of deferred financing costs as of March 31, 2016 is $9,522,000 in total over the next eight years.

Future contractual maturities of L Bonds and future amortization of their deferred financing costs at March 31, 2016 are as follows:

Years Ending December 31,	Contractual Maturities	Amortization of Deferred Financing Costs
Nine months ending December 31 ,2016	$76,618,000	$562,000
2017	73,736,000	1,734,000
2018	75,804,000	2,976,000
2019	33,648,000	1,521,000
2020	19,602,000	995,000
Thereafter	27,423,000	1,734,000
	$306,831,000	$9,522,000

The Company entered into an Indenture effective October 19, 2011 with Holdings as obligor, GWG Life as guarantor, and Bank of Utah as trustee for the benefit of the bond holders. The Indenture has certain financial and non-financial covenants. The Company was in compliance with these covenants at March 31, 2016 and December 31, 2015.

(8)     Note Payable to Related Party

In February 2016, we acquired certain assets in our wholly owned subsidiary, GWG MCA. To finance this acquisition, GWG MCA borrowed $1,760,000 from Insurance Strategies Fund, LLC (ISF), a related party, under a promissory note dated February 16, 2016. ISF owns 100,000 shares of common stock in GWG Holdings. ISF is owned by SABKA, a trust controlled by Robert Sabes, the father of Jon and Steve Sabes, who beneficially own or control approximately 74% of our common stock. The promissory note accrues interest at an annual rate of 9%, and the obligations under this promissory note are unsecured. The maturity date of this note is the earlier of (i) December 31, 2016 or (ii) 30 calendar days after the date on which the GWG MCA shall have received net financings proceeds from it's private offer and sale of it's preferred stock equaling the amount of debt for borrowed money then outstanding under this promissory note.

(9)     Convertible preferred stock

The Company offered 3,333,333 shares of convertible redeemable preferred stock (Series A Preferred Stock) for sale to accredited investors in a private placement on July 31, 2011. The offering of Series A Preferred Stock concluded on September 2, 2012 and resulted in 3,278,000 shares being issued for gross consideration of $24,582,000. The Series A Preferred Stock was sold at an offering price of $7.50 per share. Series A Preferred Stock has a preferred yield of 10% per annum, and each share has the right to convert into 0.75 shares of the Company’s common stock at $10 per share. As of March 31, 2016, the Company had 2,713,000 shares of Series A Preferred Stock outstanding with gross consideration of $20,274,000 (including cash proceeds, conversion of Series I Secured Notes and accrued interest on Series I notes, and conversion of preferred dividends payable). The Company incurred Series A Preferred Stock issuance costs of $2,838,000, all of which was included as a component of additional paid in capital as of March 31, 2016.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Series A preferred shareholders also received three-year warrants to purchase, at an exercise price per share of $12.50, one share of common stock for every 40 shares of Series A Preferred Stock purchased. The warrants are exercisable immediately. The Company determined that the grant date fair value of the outstanding warrants attached to the Series A Preferred Stock was $428,000 for warrants outstanding as of March 31, 2016. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share upon 30 days written notice to the investors at any time after (i) the Company has completed a registration of its common stock with the SEC and (ii) the volume of weighted-average sale price per share of common stock equals or exceeds $14.00 per share for ten consecutive trading days ending on the third business day prior to proper notice of such redemption. Total warrants outstanding as of both March 31, 2016 and December 31, 2015, were 431,954 with a weighted-average remaining life of 1.18 and 1.43 years, respectively. As of March 31, 2016, none of these warrants have been exercised.

The Company’s obligation to redeem its Series A Preferred Stock terminated upon the Company completing a registration of its common stock with the SEC, which occurred on September 24, 2014 (see Note 11). As such, the convertible redeemable preferred stock was reclassified from temporary equity to permanent equity. The Company may redeem the Series A Preferred Stock at a price equal to 110% of its liquidation preference ($7.50 per share) at any time. As of March 31, 2016, the Company had redeemed an aggregate of 277,000 shares of Series A Preferred Stock.

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

As of March 31, 2016, 398,000 shares of Series A Preferred Stock have been issued as a result of conversion of $2,788,000 in dividends, and 678,000 shares of Series A Preferred Stock have been converted to 508,000 shares of the Company’s common stock.

Dividends on the Series A Preferred Stock may be paid in either cash or additional shares of Series A Preferred Stock at the election of the holder and approval of the Company. The dividends are reported as an expense and included in the caption interest expense in the consolidated statements of operations. The Company declared and accrued dividends of $507,000 and $537,000 for the three months ended March 31, 2016 and 2015, respectively, pursuant to a board resolution declaring the dividend. 24,000 and 26,000 shares of Series A Preferred Stock were issued in lieu of cash dividends in the three months ended March 31, 2016 and 2015, respectively. The shares issued in lieu of cash dividends were issued at $7.00 per share. As of March 31, 2016, GWG Holdings has $507,000 of accrued Series A Preferred Stock dividends which were paid or converted to shares of Series A Preferred Stock on April 15, 2016.

(10)       Redeemable Preferred Stock

The Company began offering up to 100,000 shares of Redeemable Preferred Stock for sale via Form S-1 registration statement effective November 30, 2015. The maximum offering price per share is $1,000 with a par value per share of $.001.

The Redeemable Preferred Stock ranks senior to our common stock and pari passu to our Series A Preferred Stock with respect to payment of dividends and rights upon liquidation dissolution or winding up. Redeemable Preferred Stock has an annualized yield of 7%.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

A holder will have the opportunity to request that we redeem such holder's Redeemable Preferred Stock at a redemption price equal to the stated value of such redeemed shares, plus any accrued but unpaid dividends thereon, less the applicable redemption fee (if any). As a percentage of the aggregate redemption price of a holder’s shares to be redeemed, the redemption fee shall be:

●	12% if the redemption is requested before the first anniversary of the original issuance of the shares; and

●	10% if the redemption is requested on or after the first anniversary and before the second anniversary of the original issuance of such shares; and

●	8% if the redemption is requested on or after the second anniversary and before the third anniversary of the original issuance of such shares.

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

As of March 31, 2016 the Company sold 1,449 shares of the Redeemable Preferred Stock raising approximately $1,449,000. The Company incurred approximately $79,000 of selling costs related to the sale of the Redeemable Preferred Stock.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(11)       Income taxes

The Company has a $29,000 and $0 of current income tax liability as of March 31, 2016 and December 31, 2015. The components of current and deferred income tax expense for the three months ended March 31, 2016 and 2015, respectfully, consisted of the following:

	Three Months Ended
	March 31,	March 31,
	2016	2015
Income tax:
Current:
Federal	$(23,000)	$(324,000)
State	(6,000)	(103,000)
Total current tax expense	(29,000)	(427,000)
Deferred:
Federal	$(806,000)	$(1,654,000)
State	(250,000)	(528,000)
Total deferred tax expense	(1,056,000)	(2,182,000)
Total income tax expense	$(1,085,000)	$(2,609,000)

The primary differences between the Company’s March 31, 2016 effective tax rate and the statutory federal rate are the accrual of nondeductible preferred stock dividend expense of $511,000, state taxes, and other non-deductible expenses. The most significant temporary differences between GAAP net income and taxable net income are the treatment of interest costs with respect to the acquisition of the life insurance policies and revenue recognition with respect to the mark-to-market of life insurance portfolio.

(12)       Common Stock

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

On June 24, 2015 GWG issued 60,000 restricted shares of common stock at $9.70 per share, determined by closing market price, to a vendor as a form of payment for the services the vendor will provide to the Company in the next three years. The cost of the issued shares is being amortized over a twelve-month period. On March 17, 2016 GWG issued 6,500 restricted shares of common stock at an average price of $7.16 per share, determined by closing market price, to the same vendor as a form of payment for additional services the vendor provided to the Company.

(13)       Stock Incentive Plan

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

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company issued stock options for 1,050,615 shares of common stock to employees, officers, and directors of the Company through March 31, 2016. Options for 502,205 shares have vested, and the remaining options will vest over three years. The options were issued with an exercise price between $6.60 and $10.18 for those owning more than 10% of the Company’s stock and between $6.00 and $10.25 for others, which is equal to the estimated market price of the shares on the date of grant valued using Black-Scholes binomial option pricing model. The expected volatility used in the Black-Scholes model valuation of options issued during the year was 20.59% annualized. The annual volatility rate is based on the standard deviation of the average continuously compounded rate of return of five selected comparable companies over the previous 52 weeks. Forfeiture rate of 15% is based on historical Company information and expected future trend. As of March 31, 2016, stock options for 345,685 shares were forfeited and stock options for 28,001 shares were exercised.

In September 2014, we entered into a stock option agreement (the Agreement) with a new management employee (the Employee) granting the Employee the right to purchase up to 318,000 of the Company’s common stock at an exercise price of $12.50. The grant of such rights to purchase the Company’s common stock was treated as an inducement grant and was issued outside the GWG Holdings Inc. 2013 Stock Incentive Plan. The Agreement specifies that, among other things, options to purchase 159,000 shares of the Company’s common stock will vest with the Employee ratably on the first, second and third anniversary of the date of the Agreement. The remaining 159,000 options will vest quarterly using a formula based upon the closing price of the Company’s common stock on the last business day of such quarter. The maximum number of these remaining options that will vest with the Employee is 53,000 in each successive one-year period beginning on the date of the Agreement. As of March 31, 2016 53,000 of these options were forfeited and 53,000 have vested.

Outstanding stock options:

	Vested	Un-vested	Total
Balance as of December 31, 2014	314,288	685,813	1,000,101
Granted during the year	79,500	273,700	353,200
Vested during the year	238,999	(238,999)	-
Exercised during the year	(27,667)	-	(27,667)
Forfeited during the year	(121,417)	(150,602)	(272,019)
Balance as of December 31, 2015	483,703	569,912	1,053,615
Granted during the quarter	7,500	-	7,500
Vested during the quarter	14,092	(14,092)	-
Forfeited during the quarter	(3,090)	(7,410)	(10,500)
Balance as of March 31, 2016	502,205	548,410	1,050,615

Compensation expense related to un-vested options not yet recognized is $451,000. We expect to recognize this compensation expense over the next three years ($214,000 in 2016, $187,000 in 2017, and $50,000 in 2018). The Company issues new common stock for options exercised.

(14)       Net income per common share

The Company began issuing Series A Preferred Stock September, 1, 2011, as described in note 8. The Series A Preferred Stock is dilutive to the net income per common share calculation at both March 31, 2016 and 2015. The Company has also issued warrants to purchase common stock in conjunction with the sale of convertible preferred stock (see Note 9). The warrants and vested stock options are anti-dilutive at both March 31, 2016 and 2015 and have not been included in the fully diluted net loss per common share calculation. The Company’s outstanding stock options are anti-dilutive at both March 31, 2016 and 2015.

(15)       Commitments

The Company entered into an office lease with U.S. Bank National Association as the landlord. The lease was effective April 22, 2012 with a term through August 31, 2015. The lease was for 11,695 square feet of office space located at 220 South Sixth Street, Minneapolis, Minnesota. The Company was obligated to pay base rent plus common area maintenance and a share of the building operating costs. Effective September 1, 2015, the Company entered into a Second Amendment to the office lease with US Bank National Association that extended the term of the lease to 120 months from the effective date and expanded to 17,687 square feet. The Second Amendment provides the right for us to extend the term of the lease for one three-year term, and a right of first offer on space adjacent to our leased premises.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company is obligated to pay base rent plus common area maintenance and a share of the building operating costs. Rent expenses under the above agreements were $224,000 and $68,000 during the three months ended March 2016 and 2015, respectively.

Minimum lease payments under the Second Amendment to Lease are as follows:

Nine months ending December 31, 2016	$130,000
2017	178,000
2018	185,000
2019	191,000
2020	198,000
2021	204,000
2022	210,000
2023	217,000
2024	223,000
2025	230,000
2026	38,000
$2,004,000

GWG MCA entered into a sublease agreement with Wellington Group as tenant. The sublease was effective February 1, 2016 with a term through August 1, 2016. The sublease was for an office space and use of reception, kitchen and common areas of 450 Seventh Avenue, Suite 809, New York, New York. The total rent for the sublease term is $30,000 paid in $5,000 monthly installments. Additional charges for services (utilities and cleaning services) during the sublease term equal to monthly payments of $500.

(16)    Contingencies

Litigation - In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

(17)    Guarantees of L Bonds

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

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following represents consolidating financial information as of March 31, 2016 and December 31, 2015, with respect to the financial position, and for the three months ended March 31, 2016 and 2015 with respect to results of operations and cash flows of GWG Holdings and its subsidiaries. The parent column presents the financial information of GWG Holdings, the primary obligor of the L Bonds. The guarantor subsidiary column presents the financial information of GWG Life, the guarantor subsidiary of the L Bonds, presenting its investment in DLP II, DLP III and Trust under the equity method. The non-guarantor subsidiaries column presents the financial information of all non-guarantor subsidiaries including DLP II, DLP III and Trust.

Condensed Consolidating Balance Sheets

March 31, 2016	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

A S S E T S

Cash and cash equivalents	$6,274,035	$4,340,365	$384,225	$-	$10,998,625
Restricted cash	-	4,807,637	15,020,983	-	19,828,620
Investment in life insurance contracts, at fair value	-	-	387,402,111	-	387,402,111
Secured MCA advances	-	-	4,235,442	-	4,235,442
Policy benefits receivable	-	-	15,912,839	-	15,912,839
Other assets	4,560,495	863,833	530,899	(2,730,902)	3,224,325
Investment in subsidiaries	321,992,234	332,430,230	-	(645,422,464)	-

TOTAL ASSETS	$332,826,764	$342,442,065	$423,486,499	$(657,153,366)	$441,601,962

L I A B I L I T I E S & S T O C K H O L D E R S' E Q U I T Y (D E F I C I T)

LIABILITIES
Revolving senior credit facility	$-	$(2,275,000)	$84,579,099	$-	$82,304,099
Series I Secured Notes payable	-	18,226,541	-	-	18,226,541
L Bonds	301,924,332	-	-	-	301,924,332
Notes payable to related parties	-	-	4,460,000	(2,700,000)	1,760,000
Accounts payable	188,894	365,147	1,565,750	-	2,119,791
Interest payable	8,879,457	3,714,441	352,602	(30,902)	12,915,598
Other accrued expenses	879,858	486,943	30,577	-	1,397,378
Deferred taxes	2,819,697	-	-	-	2,819,697
TOTAL LIABILITIES	314,692,238	20,518,072	90,988,028	(2,730,902)	423,467,436

STOCKHOLDERS’ EQUITY (DEFICIT)
Member capital	-	321,923,993	332,498,471	(654,422,464)	-
Convertible preferred stock	20,274,155	-	-	-	20,274,155
Redeemable preferred stock	1,369,938	-	-	-	1,369,938
Common stock	5,948	-	-	-	5,948
Additional paid-in capital	17,204,940	-	-	-	17,204,940
Accumulated deficit	(20,720,455)	-	-	-	(20,720,455)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	18,134,526	321,923,993	332,498,471	(654,422,464)	18,134,526

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$332,826,764	$342,442,065	$423,486,499	$(657,153,366)	$441,601,962

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Balance Sheets (continued)

December 31, 2015	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

A S S E T S

Cash and cash equivalents	$32,292,162	$1,982,722	$150,221	$-	$34,425,105
Restricted cash	-	2,102,257	239,643	-	2,341,900
Investment in life insurance contracts, at fair value	-	-	356,649,715	-	356,649,715
Other assets	1,742,074	688,071	30,900	-	2,461,045
Investment in subsidiaries	269,886,254	291,295,951	-	(561,182,205)	-

TOTAL ASSETS	$303,920,490	$296,069,001	$357,070,479	$(561,182,205)	$395,877,765

L I A B I L I T I E S & S T O C K H O L D E R S' E Q U I T Y (D E F I C I T)

LIABILITIES
Revolving senior credit facility	$-	$(1,000,000)	$64,279,596	$-	$63,279,596
Series I Secured Notes payable	-	23,287,704	-	-	23,287,704
L Bonds	276,482,796	-	-	-	276,482,796
Accounts payable	280,988	157,217	1,079,235	-	1,517,440
Interest payable	8,529,959	3,544,626	265,476	-	12,340,061
Other accrued expenses	717,365	343,421	-	-	1,060,786
Deferred taxes	1,763,968	-	-	-	1,763,968
TOTAL LIABILITIES	287,775,076	26,332,968	65,624,307	-	379,732,351

STOCKHOLDERS’ EQUITY (DEFICIT)
Member capital	-	269,736,033	291,446,172	(561,182,205)	-
Convertible preferred stock	20,784,841	-	-	-	20,784,841
Common stock	5,942	-	-	-	5,942
Additional paid-in capital	17,149,391	-	-	-	17,149,391
Accumulated deficit	(21,794,760)	-	-	-	(21,794,760)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	16,145,414	269,736,033	291,446,172	(561,182,205)	16,145,414

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$303,920,490	$296,069,001	$357,070,479	$(561,182,205)	$395,877,765

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2016	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Contract servicing fees	$-	$13,417	$-	$(13,417)	$-
Gain on life insurance contracts, net	-	-	17,713,712	-	17,713,712
Interest and other income	34,798	306	185,979	(30,902)	190,181
TOTAL REVENUE	34,798	2,762,748	17,899,691	(44,319)	17,903,893

EXPENSES
Origination and servicing fees	-	-	13,417	(13,417)	-
Interest expense	7,598,824	657,236	1,435,228	(30,902)	9,660,386
Employee compensation and benefits	1,536,430	829,081	100,686	-	2,466,197
Legal and professional fees	594,739	534,650	76,739	-	1,206,128
Other expenses	1,257,977	968,674	185,509	-	2,412,160
TOTAL EXPENSES	10,987,970	2,989,641	1,811,579	(44,319)	15,744,871

INCOME (LOSS) BEFORE EQUITY IN
INCOME OF SUBSIDIARIES	(10,953,172)	(2,975,918)	16,088,112	-	2,159,022

EQUITY IN INCOME OF SUBSIDIARY	13,112,194	16,301,366	-	(29,413,560)	-

NET INCOME BEFORE INCOME TAXES	2,159,022	13,325,448	16,088,112	(29,413,560)	2,159,022

INCOME TAX EXPENSE	1,084,717	-	-	-	1,084,717
NET INCOME (LOSS)	1,074,305	13,325,448	16,088,112	(29,413,560)	1,074,305

For the three months ended March 31, 2015	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Contract servicing fees	$-	$357,486	$-	$(357,486)	$-
Gain on life insurance contracts, net	-	-	16,783,409	-	16,783,409
Interest and other income	7,543	6,450	35,303	-	49,296
TOTAL REVENUE	7,543	363,936	16,818,712	(357,486)	16,832,705

EXPENSES
Origination and servicing fees	-	-	357,486	(357,486)	-
Interest expense	5,249,962	774,086	1,152,486	-	7,176,534
Employee compensation and benefits	1,305,801	422,116	-	-	1,727,917
Legal and professional fees	477,351	100,793	-	-	578,144
Other expenses	951,362	514,902	12,584	-	1,478,848
TOTAL EXPENSES	7,984,476	1,811,897	1,522,556	(357,486)	10,961,443

INCOME (LOSS) BEFORE EQUITY IN
INCOME OF SUBSIDIARIES	(7,976,933)	(1,447,961)	15,296,156	-	5,871,262

EQUITY IN INCOME OF SUBSIDIARY	13,848,195	15,296,105	-	(29,144,300)	-

NET INCOME BEFORE INCOME TAXES	5,871,262	13,848,144	15,296,156	(29,144,300)	5,871,262

INCOME TAX EXPENSE	2,609,371	-	-	-	2,609,371
NET INCOME (LOSS)	3,261,891	13,848,144	15,296,156	(29,144,300)	3,261,891

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2016	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,074,305	$13,325,448	$16,088,112	$(29,413,560)	$1,074,305
Adjustments to reconcile net income to cash flows from operating activities:
Equity of subsidiaries	(13,112,194)	(16,301,366)	-	29,413,560	-
Gain on life insurance contracts	-	-	(11,531,553)	-	(11,531,553)
Amortization of deferred financing and issuance costs	1,648,891	(1,164,206)	299,503	-	784,188
Deferred income taxes	1,055,729	-	-	-	1,055,729
Preferred stock dividends payable	163,577	-	-	-	163,577
(Increase) decrease in operating assets:
Policy benefits receivable	-	-	(15,912,839)	-	(15,912,839)
Other assets	(38,661,205)	(24,992,068)	-	63,826,699	173,426
Increase (decrease) in operating liabilities:
Due to related party	(2,731,001)	(16,607)	4,460,000	-	1,712,392
Accounts payable and other accrued expenses	782,047	586,702	599,220	-	1,967,969
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(49,779,851)	(28,562,097)	(5,997,557)	63,826,699	(20,512,806)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance contracts	-	-	(24,326,322)	-	(24,326,322)
Proceeds from settlement of life insurance contracts	-	-	4,610,479	-	4,610,479
Investments in Secured MCA advances	-	-	(4,353,585)	-	(4,353,585)
Proceeds from Secured MCA advances		-	118,143	-	118,143
NET CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES	-	-	(23,951,285)	-	(23,951,285)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on Senior Revolving Credit Facility	-	-	20,000,000	-	20,000,000
Payments for redemption of Series I Secured notes payable	-	(5,237,393)	-	-	(5,237,393)
Proceeds from issuance of L Bonds	34,368,889	-	-	-	34,368,889
Payments for issuance and redemption of L Bonds	(10,909,693)	-	-	-	(10,909,693)
Increase in restricted cash	-	(2,705,379)	(14,781,341)	-	(17,486,720)
Issuance of common stock	46,545	-	-	-	46,545
Proceeds from issuance of preferred stock	1,028,536	-	-	-	1,028,536
Payments for issuance and redemption of preferred stock	(772,553)	-	-	-	(772,553)
Issuance of member capital	-	38,862,512	24,964,187	(63,826,699)	-
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	23,761,724	30,919,740	30,182,846	(63,826,699)	21,037,611

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(26,018,127)	2,357,643	234,004	-	(23,426,480)

CASH AND CASH EQUIVALENTS
BEGINNING OF THE PERIOD	32,292,162	1,982,722	150,221	-	34,425,105

END OF THE PERIOD	$6,274,035	$4,340,365	$384,225	$-	$10,998,625

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Consolidating Statements of Cash Flows (continued)

For the three months ended March 31, 2015	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,261,891	$13,848,144	$15,296,156	$(29,144,300)	$3,261,891
Adjustments to reconcile net income to cash flows from operating activities:
Equity of subsidiaries	(13,848,196)	(15,296,104)	-	29,144,300	-
Loss on life insurance contracts	-	-	1,893,845	-	1,893,845
Amortization of deferred financing and issuance costs	43,475	130,188	(722,693)	-	(549,030)
Deferred income taxes	2,182,251	-	-	-	2,182,251
Preferred stock dividends payable	188,812	-	-	-	188,812
(Increase) decrease in operating assets:
Policy benefits receivable	-	-	(17,890,000)	-	(17,890,000)
Other assets	(10,874,436)	(5,877,435)	-	16,620,698	(131,173)
Increase in operating liabilities:
Accounts payable and other accrued expenses	2,279,652	738,084	382,049	-	2,635,687
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(16,766,551)	(6,457,123)	(1,804,741)	16,620,698	(8,407,717)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance contracts	-	-	(2,446,477)	-	(2,446,477)
Proceeds from settlement of life insurance contracts	-	-	3,610,595	-	3,610,595
NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	-	-	1,164,118	-	1,164,118

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for redemption of Series I Secured notes payable	-	(1,273,189)	-	-	(1,273,189)
Proceeds from issuance of L Bonds	27,960,297	-	-	-	27,960,297
Payments from issuance and redemption of L Bonds	(6,878,122)	-	-	-	(6,878,122)
Proceeds from restricted cash	-	(1,780,000)	(5,257,564)	-	(7,073,564)
Issuance of member capital	-	10,572,459	6,048,239	(16,620,698)	-
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	21,082,175	7,519,270	790,675	(16,620,698)	12,771,422

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,315,624	1,062,147	150,052	-	5,527,823

CASH AND CASH EQUIVALENTS
BEGINNING OF THE PERIOD	30,446,473	216,231	-	-	30,662,704

END OF THE PERIOD	$34,762,097	$1,278,378	$150,052	$-	$36,190,527

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(18) Concentrations

GWG purchases life insurance policies written by life insurance companies having investment grade ratings by independent rating agencies. As a result there may be certain concentrations of contracts with life insurance companies. The following summarizes the face value of insurance contracts with specific life insurance companies exceeding 10% of the total face value held by the Company.

Life insurance company	March 31,	December 31,
	2016	2015
AXA Equitable	14.01%	14.00%
John Hancock	11.64%	12.73%
Transamerica	10.38%	*

* percentage does not exceed 10% of the total face value.

The following summarizes the number of insurance contracts held in specific states exceeding 10% of the total face value held by the Company:

State of Residence	March 31,	December 31,
	2016	2015
California	23.66%	25.25%
Florida	18.92%	19.25%

(19) Subsequent events

Subsequent to March 31, 2016, the Company has issued approximately an additional $13,863,000 in principal amount of L Bonds.

Subsequent to March 31, 2016, the Company has issued approximately $4,214,000 of Redeemable Preferred Stock.

Subsequent to March 31, 2016, the Company has issued 25,000 restricted shares of common stock at $6.25 per share, determined by closing market price, to a vendor as a form of payment for services the vendor will provide to the Company.

Effective February 4, 2016, GWG MCA began to offer for sale up to of 2,000,000 shares of 9% Preferred Stock at an offering price of $10 per share in a private placement. As of May 13, 2016, GWG MCA had not issued any 9% Preferred Stock in this offering.

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

Risk Relating to Forward-Looking Statements

Certain matters discussed in this report are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Nevertheless, these forward-looking statements are subject to risks, uncertainties and assumptions about our operations and the investments we make, including, among other things, the following:

●	changes in the secondary market for life insurance;
●	our limited operating history;
●	the valuation of assets reflected on our financial statements;
●	the reliability of assumptions underlying our actuarial models;
●	our reliance on debt financing;
●	risks relating to the validity and enforceability of the life insurance policies we purchase;
●	our reliance on information provided and obtained by third parties;
●	federal, state and FINRA regulatory matters;
●	competition in the secondary market of life insurance;
●	the relative illiquidity of life insurance policies;
●	our ability to satisfy our debt obligations if we were to sell our entire portfolio of life insurance policies;
●	life insurance company credit exposure;
●	cost-of-insurance (premium) increases on our life insurance contracts;
●	general economic outlook, including prevailing interest rates;
●	performance of our investments in life insurance policies;
●	financing requirements;
●	risks associated with our recent entry into the merchant cash advance business;
●	litigation risks; and
●	restrictive covenants contained in borrowing agreements.

Forward-looking statements can generally be identified by the use of words like “believes,” “could,” “possibly,” “probably,” “anticipates,” “estimates,” “projects,” “expects,” “may,” “will,” “should,” “seek,” “intend,” “plan,” “expect” or “consider,” or the negative of these expressions or other variations, or by discussions of strategy that involve risks and uncertainties. All forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. We caution you that the forward-looking statements in this report are only estimates and predictions, or statements of current intent. Actual results, outcomes or actions that we ultimately undertake, could differ materially from those anticipated in the forward-looking statements due to risks, uncertainties or actual events differing from the assumptions underlying these statements.

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

Business Update

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

Ownership of Life Insurance Policies—Fair Value Option

We account for the purchase of life insurance policies in accordance with Financial Accounting Standards Board’s Accounting Standards Codification (FASB ASC) 325-30, Investments in Insurance Contracts, which requires us to use either the investment method or the fair value method. We have elected to account for all of our life insurance policies using the fair value method.

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

Fair Value Components – Required Premium Payments

We must pay the premiums on the life insurance policies within our portfolio in order to collect the policy benefit. The same probabilistic model and methodologies used to generate expected cash inflows from the life insurance policy benefits over the expected life of the insured are used to estimate cash outflows due to required premium payments. Premiums paid are offset against revenue in the applicable reporting period.

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

The table below provides the discount rate used to estimate the fair value of our portfolio of life insurance policies for the period ending:

March 31, 2016	December 31, 2015
11.08%	11.09%

The change in the discount rate incorporates current information about discount rates applied by other reporting companies owning portfolios of life insurance policies, discount rates observed by us in the life insurance secondary market, market interest rates, credit exposure to the issuing insurance companies, and our estimate of the risk premium a purchaser would require to receive the future cash flows derived from our portfolio of life insurance policies. Because we use the discount rate to arrive at the fair value of our portfolio, the rate we choose necessarily assumes an orderly and arms-length transaction (i.e., a non-distressed transaction in which neither seller nor buyer is compelled to engage in the transaction). The carrying value of policies acquired during each quarterly reporting period are adjusted to their current fair value using the fair value discount rate applied to the entire portfolio as of that reporting date.

We engaged a third party, Model Actuarial Pricing Systems (MAPS), to prepare a third-party calculation of our life insurance portfolio. MAPS owns and maintains the portfolio pricing software we use. MAPS processed policy data, future premium data, life expectancy estimate data, and other actuarial information we supplied to calculate a net present value for our portfolio using the specified discount rate of 11.08%. MAPS independently calculated the net present value of our portfolio of 465 policies to be $389.8 million and furnished us with a letter documenting its calculation. A copy of such letter is filed as Exhibit 99.1 to this report. After accounting for AXA cost of insurance increase the net present value of our portfolio was adjusted to $387.4 million, which is the same fair value estimate we used on the balance sheet as of March 31, 2016.

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

We have provided a valuation allowance against the deferred tax asset related to a note receivable, which has been charged-off for financial reporting purposes, because we believe that, when realized for tax purposes, it will result in a capital loss that will not be utilized because we have no expectation of generating a capital gain within the applicable carryforward period. Therefore, we do not believe that it is “more likely than not” that the deferred tax asset will be realized.

We have also provided a valuation allowance against the deferred tax asset related to a tax basis capital loss generated with respect to our settlement and subsequent disposal of an earlier investment in Athena Structured Funds PLC. As we have no expectation of generating capital gains with the applicable carry-forward period, we do not believe that it is more likely than not that the deferred asset will be realized.

A valuation allowance is required to be recognized to reduce deferred tax assets to an amount that is more likely than not to be realized. Realization of deferred tax assets depends upon having sufficient past or future taxable income in periods to which the deductible temporary differences are expected to be recovered or within any applicable carryback or carryforward periods. We believe that it is “more likely than not” that we will be able to realize all of our deferred tax assets other than those which are expected to result in a capital loss.

Deferred Financing and Issuance Costs

Financing costs incurred under the revolving senior credit facility have been capitalized and are amortized using the straight-line method over the term of the revolving senior credit facility. The Series I Secured Note obligations are reported net of issuance costs, sales commissions, and other direct expenses, which are amortized using the interest method over the term of each respective borrowing. The L Bonds are reported net of issuance costs, sales commissions, and other direct expenses, which are amortized using the interest method over the term of each respective borrowing. The Series A Preferred Stock, as described in Note 9, was reported net of issuance costs, sales commissions, including the fair value of warrants issued, and other direct expenses, which were amortized using the interest method as interest expense over a three-year redemption period. As of December 31, 2015, these costs have been fully amortized.  Redeemable Preferred Stock, as described in Note 10, reported net of issuance costs, sales commissions and other direct expenses.

Principal Revenue and Expense Items

We earn revenues from the following three primary sources.

●

Policy Benefits Realized. We recognize the difference between the face value of the policy benefits and carrying values when an insured’s mortality event has occurred and determine that settlement and collection of the policy benefits is realizable and reasonably assured. Revenue from a transaction must meet both criteria in order to be recognized. We generally collect the face value of the life insurance policy benefit from the insurance company within 45 days of recognizing the revenue.

●	Change in Fair Value of Life Insurance Policies. We have elected to carry our investments in life insurance policies at fair value in accordance with ASC 325-30, Investments in Life Insurance Contracts. Accordingly, we value our investments in our portfolio of life insurance policies each reporting period in accordance with the fair value principles discussed herein, which includes the expected payment of premiums for future periods.

●	Sale of a Life Insurance Policy or a Portfolio of Life Insurance Policies. In the event of a sale of a policy, we recognize gain or loss as the difference between the sale price and the carrying value of the policy on the date of the receipt of payment on such sale.

Our main components of expense are summarized below.

●	Selling, General and Administrative Expenses. We recognize and record expenses incurred in our business operations, including operations related to the purchasing and servicing of life insurance policies. These expenses include salaries and benefits, sales, marketing, occupancy and other expenditures.

●	Interest and Dividends. We recognize and record interest expenses associated with the costs of financing our life insurance portfolio for the current period. These expenses include interest paid to our senior lender under our revolving senior credit facility, as well as all interest paid on our L Bonds and other outstanding indebtedness such as our Series I Secured Notes and dividends on our Series A Preferred Stock and our Redeemable Preferred Stock. When we issue long-term indebtedness, we amortize the issuance costs associated with such indebtedness over the outstanding term of the financing, and classify it as interest expense.

Results of Operations — Three Months Ended March 31, 2016 Compared to the Same Period in 2015

The following is our analysis of the results of operations for the periods indicated below.  This analysis should be read in conjunction with our consolidated financial statements and related notes.

Revenue.

	Three Months Ended March 31,
	2016	2015
Revenue recognized from the receipt of policy benefits	$14,627,000	$25,014,000
Revenue (loss) recognized from the change in fair value of life insurance policies, net of premiums and carrying costs (1)	3,087,000	(8,231,000)
Gain on life insurance contracts, net	$17,714,000	$16,873,000
Number of policies matured	6	6
The change in fair value related to new policies acquired during the period	$8,019,000	$612,000

(1)	The discount rate applied to estimate the fair value of the portfolio of life insurance policies we own was 11.08% as of March 31, 2016, compared to 11.38% as of March 31, 2015. The carrying value of policies acquired during each quarterly reporting period are adjusted to their current fair value using the fair value discount rate applied to the entire portfolio as of that reporting date (see “Notes to Condensed Consolidated Financial Statements,” Note 4).

Expenses.

	Three Months Ended March 31,
	2016	2015	Increase
Employee compensation and benefits (1)	$2,466,000	$1,728,000	$738,000
Interest expense (including amortization of deferred financing costs and preferred stock dividends) (2)	9,661,000	7,176,000	2,485,000
Legal and professional expenses (3)	1,206,000	578,000	628,000
Other expenses (4)	2,412,000	1,479,000	933,000
Total expenses	$15,745,000	$10,961,000	$4,784,000

(1)	We hired additional members to our sales, marketing and information technology teams. At the end of 2015 we employed approximately 50 employees, and at March 31, 2016 we employed approximately 66 employees.
(2)	The increase in the current period was due to the increase in our average debt outstanding.
(3)	Increase is due to SEC filings and other costs related to securities offerings and compliance.
(4)	Increase is due to increased public relations, sales and marketing costs associated with growing and servicing our network of independent financial advisors.

Income Tax Expense. For the three months ended March 31, 2016, we had $2.2 million of income before income taxes and recorded income tax expense of $1.1 million, or 50.2%. In the same period of 2015, we had $5.9 million of income before income taxes and recorded income tax expense of $2.6 million, or 44.4%. The primary differences between our effective tax rate and the statutory federal rate are the accrual of preferred stock dividend expense, state taxes, and other non-deductible expenses. The primary permanent difference between our effective tax rate and the statutory federal rate are the accrual of preferred stock dividend expense, state income taxes, and other non-deductible expenses. The dividends charged to interest expense were $0.5 million during both the first three month of 2016 and 2015.

The following table provides a reconciliation of our income tax expense at the statutory federal tax rate to our actual income tax expense:

	Three Months Ended		Three Months Ended
	March 31, 2016		March 31, 2015
Statutory federal income tax (benefit)	$734,000	34.0%	$1,998,000	34.0%
State income taxes, net of federal benefit	175,000	8.1%	416,000	7.1%
Series A Preferred Stock dividends	174,000	8.0%	183,000	3.1%
Other permanent and temporary differences	2,000	0.1%	12,000	0.2%
Total income tax expense (benefit)	$1,085,000	50.2%	$2,609,000	44.4%

The most significant temporary differences between GAAP net income and taxable net income are the treatment of interest costs with respect to the acquisition of the life insurance policies and revenue recognition with respect to the fair value of life insurance portfolio.

Liquidity and Capital Resources

We finance our business through a combination of policy benefit revenues, origination fees, equity offerings, debt offerings, and a senior revolving credit facility. We have used our debt offerings and a senior revolving credit facility primarily for policy acquisition, policy servicing, and portfolio related financing expenditures.

As of March 31, 2016 and December 31, 2015, we had approximately $50.8 million and $74.4 million, respectively, in combined available cash and available borrowing base surplus capacity under our revolving credit facility for the purpose of purchasing additional life insurance policies, paying premiums on existing policies, paying portfolio servicing expenses, and paying principal and interest on our outstanding financing obligations.

Debt Financings Summary

We had the following outstanding debt balances as of March 31, 2016:

Issuer/Borrower	Principal Amount Outstanding	Weighted Average Interest Rate
GWG Holdings, Inc. – L Bonds	$306,831,000	7.14%
GWG Life, LLC – Series I Secured Notes	18,508,000	8.61%
GWG DLP Funding II, LLC – Revolving credit facility	85,011,000	5.69%
Total	$410,350,000	6.91%

Our total revolving senior credit facility and other indebtedness balance as of March 31, 2016 and December 31, 2015 was $410.3 million and $370.8 million, respectively. At March 31, 2016, the total outstanding face amount under our Series I Secured Notes outstanding was $18.5 million, less unamortized selling costs of $0.3 million, resulting in a carrying amount of $18.2 million. At December 31, 2015, the total outstanding face amount under our Series I Secured Notes outstanding was $23.6 million, less unamortized selling costs of $0.3 million, resulting in a carrying amount of $23.3 million. At March 31, 2016, the total outstanding face amount of L Bonds was $306.8 million plus $4.6 million of subscriptions in process, less unamortized selling costs of $9.5 million resulting in a carrying amount of $301.9 million. At December 31, 2015, the total outstanding face amount of L Bonds was $282.2 million plus $3.0 million of subscriptions in process, less unamortized selling costs of $8.2 million resulting in a carrying

The weighted-average interest rate of our outstanding Series I Secured Notes as of March 31, 2016 and December 31, 2015 was 8.61% and 8.47%, respectively, and the weighted-average maturity at those dates was 1.27 and 1.06 years, respectively. The Series I Secured Notes have renewal features. Since we first issued our Series I Secured Notes, we have experienced $159.3 million in maturities, of which $120.0 million has renewed for an additional term as of March 31, 2016. This has provided us with an aggregate renewal rate of approximately 75% for investments in these securities.

The weighted-average interest rate of our outstanding L Bonds as of March 31, 2016 and December 31, 2015 was 7.14% and 7.18%, respectively, and the weighted-average maturity at those dates was 2.04 and 2.02 years, respectively. Our L Bonds have renewal features. Since we first issued our L Bonds, we have experienced $189.4 million in maturities, of which $123.9 million has renewed for an additional term as of March 31, 2016. This has provided us with an aggregate renewal rate of approximately 65% for investments in these securities.

Future contractual maturities of Series I Secured Notes and L Bonds at December 31, 2016 are:

Years Ending December 31,	Series I Secured Notes	L Bonds	Total
2016	$6,581,000	$76,618,000	$83,199,000
2017	7,956,000	73,736,000	81,692,000
2018	1,596,000	75,804,000	77,400,000
2019	444,000	33,648,000	34,092,000
2020	1,766,000	19,602,000	21,368,000
Thereafter	165,000	27,423,000	27,588,000
	$18,508,000	$306,831,000	$325,339,000

The L Bonds and Series I Secured Notes are secured by all of our assets, and are subordinate to our revolving senior credit facility with Autobahn/DZ Bank. The L Bonds and Series I Secured Notes are pari passu with respect to a security interest in our assets pursuant to an intercreditor agreement (see “Notes to Condensed Consolidated Financial Statements,” Notes 6 and 7).

We maintain a $105 million revolving senior credit facility with Autobahn/DZ Bank through GWG Life’s wholly owned subsidiaries DLP II and DLP III. The revolving senior credit facility is used to pay the premium expenses related to our portfolio of life insurance policies. As of March 31, 2016 and December 31, 2015, we had approximately $85.0 million and $65.0 million, respectively, outstanding under the revolving senior credit facility, and maintained an available borrowing base surplus of $20.0 million and $40.0 million, respectively. Effective May 11, 2015, we amended and restated our senior credit facility to reduce the interest cost and extend the term of the facility to June 2018 (see “Notes to Condensed Consolidated Financial Statements,” Note 5).

Capital expenditures have historically not been material and we do not anticipate making material capital expenditures in 2016 or beyond.

Corporate Financing History

In November 2009, our wholly owned subsidiary GWG Life offered Series I Secured Notes in a private placement to accredited investors only. This offering was closed in November 2011. As of March 31, 2016 and December 31, 2015, we had approximately $18.5 million and $23.6 million, respectively, in principal amount of Series I Secured Notes outstanding.

In September 2011, we concluded a private placement offering of Series A Preferred Stock, having received an aggregate $24.6 million in subscriptions for our Series A Preferred Stock. These subscriptions consisted of $14.0 million in conversions of outstanding Series I Secured Notes and $10.6 million of new investments. As of March 31, 2016 and December 31, 2015, respectively, we had approximately $20.3 million and $20.8 million of Series A Preferred Stock outstanding.

In January 2012, we began publicly offering up to $250.0 million in debt securities (initially named “Renewable Secured Debentures” and subsequently renamed “L Bonds”) that was completed January 2015.

In September 2014, we consummated an initial public offering of our common stock resulting in the sale of 800,000 shares of common stock at $12.50 per share and net proceeds of approximately $8.6 million after the deduction of underwriting commissions, discounts and expense reimbursements.

In January 2015, we began publicly offering up to $1.0 billion of L Bonds as a follow-on offering to our earlier $250.0 million public debt offering. Through March 31, 2016, the total amount of these L Bonds sold, including renewals, was $496.3 million. As of March 31, 2016 and December 31, 2015, respectively, we had approximately $306.8 million and $282.2 million, respectively, in principal amount of L Bonds outstanding.

In October 2015, we began publicly offering up to 100,000 shares of our Redeemable Preferred Stock at a per-share price of $1,000. As of March 31, 2016 we had issued approximately $1.4 million of Redeemable Preferred Stock.

Portfolio Assets and Secured Indebtedness

At March 31, 2016, the fair value of our investments in life insurance policies of $387.4 million plus our cash balance of $11.0 million, our restricted cash balance of $19.8 million and our policy benefits receivable of $15.9 million, totaled $434.1 million, representing an excess of portfolio assets over secured indebtedness of $23.8 million. At December 31, 2015, the fair value of our investments in life insurance policies of $356.6 million plus our cash balance of $34.4 million and our restricted cash balance of $2.3 million, totaled $393.3 million, representing an excess of portfolio assets over secured indebtedness of $22.5 million. The L Bonds and Series I Secured Notes are secured by all of our assets and are subordinate to our revolving senior credit facility with Autobahn/DZ Bank. The L Bonds and Series I Secured Notes are pari passu with respect to a security interest in our asset pursuant to an intercreditor agreement.

The following forward-looking table seeks to illustrate the impact of the sale of our portfolio of life insurance assets at various discount rates in order to satisfy our debt obligations as of March 31, 2016. In all cases, the sale of the life insurance assets owned by DLP III will be used first to satisfy all amounts owing under the revolving senior credit facility with Autobahn/ DZ Bank. The net sale proceeds remaining after satisfying all obligations under the revolving senior credit facility would be applied to L Bonds and Series I Secured Notes on a pari passu basis.

Portfolio Discount Rate	10%	11%	12%	13%	14%
Value of portfolio	$409,819,000	$391,220,000	$374,077,000	$358,240,000	$343,577,000
Cash, cash equivalents and policy benefits receivable	46,740,000	46,740,000	46,740,000	46,740,000	46,740,000
Total assets	456,559,000	437,960,000	420,817,000	404,980,000	390,317,000
Revolving senior credit facility Autobahn/DZ Bank	85,011,000	85,011,000	85,011,000	85,011,000	85,011,000
Net after revolving senior credit facility	371,548,000	352,949,000	335,806,000	319,969,000	305,306,000
Series I Secured Notes and L Bonds	325,339,000	325,339,000	325,339,000	325,339,000	325,339,000
Net after Series I Secured Notes and L Bonds	46,209,000	27,610,000	10,467,000	(5,370,000)	(20,033,000)
Impairment to Series I Secured Notes and L Bonds	No impairment	No impairment	No impairment	Impairment	Impairment

The table illustrates that our ability to fully satisfy amounts owing under the L Bonds and Series I Secured Notes would likely be impaired upon the sale of all our life insurance assets at a price equivalent to a discount rate of approximately 12.65% or higher. At December 31, 2015, the impairment occurred at a discount rate of approximately 12.58% or higher. The discount rates used to calculate the fair value of our portfolio were 11.08% and 11.09% as of March 31, 2016 and December 31, 2015, respectively.

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

Cash Flows

The payment of premiums and servicing costs to maintain life insurance policies represents our most significant requirement for cash disbursement. When a policy is purchased, we are able to calculate the minimum premium payments required to maintain the policy in-force. Over time as the insured ages, premium payments will increase. Nevertheless, the probability of actually needing to pay the premiums decreases as the probability of mortality increases. These scheduled premiums and associated probabilities are factored into our expected internal rate of return and cash-flow modeling. Beyond premiums, we incur policy servicing costs, including annual trustee, tracking costs, and debt servicing costs, including principal and interest payments, all of which are excluded from our internal rate of return calculations. Until we receive a stable amount of proceeds from the policy benefits, we intend to pay these costs from our senior credit facility, when permitted, and through the issuance of debt securities, including the L Bonds, and equity securities including our Redeemable Preferred Stock.

The amount of payments for anticipated premiums and servicing costs that we will be required to make over the next five years to maintain our current portfolio, assuming no mortalities, is set forth in the table below.

Years Ending December 31,	Premiums	Servicing	Premiums and Servicing Fees
Nine months ending December 31 ,2016	$25,258,000	$558,000	$25,816,000
2017	36,083,000	558,000	36,641,000
2018	39,398,000	558,000	39,956,000
2019	44,304,000	558,000	44,862,000
2020	49,314,000	558,000	49,872,000
2021	54,825,000	558,000	55,383,000
	$249,182,000	$3,348,000	$252,530,000

Our anticipated premium expenses are subject to the risk of increased cost-of-insurance (COI) charges (i.e., premium charges) for the universal life insurance policies we own.  As of April 21, 2016 we were in receipt of updated life insurance policy illustrations reflecting increased COI for certain policies issued by AXA. The change in fair value associated with these policies was $2.4 million. We have been notified of potential cost of insurance increases on certain universal life policies in our portfolio by other life insurance companies.  Although we cannot now precisely quantify the impact of the increase upon our costs, or upon the fair value of our portfolio, less than 4% of the fair value of our portfolio is attributable to such policies. As a result, we expect that our premium expense will increase and the fair value of our portfolio will be negatively impacted once we have the required information regarding the proposed increases.

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

Quarter End Date	Portfolio Face Amount	12-Month Trailing Benefits Collected	12-Month Trailing Premiums Paid	12-Month Trailing Benefits/Premium Coverage Ratio
March 31, 2012	$482,455,000	$4,203,000	$14,977,000	28.1%
June 30, 2012	489,255,000	8,703,000	15,412,000	56.5%
September 30, 2012	515,661,000	7,833,000	15,837,000	49.5%
December 31, 2012	572,245,000	7,350,000	16,597,000	44.3%
March 31, 2013	639,755,000	11,350,000	18,044,000	62.9%
June 30, 2013	650,655,000	13,450,000	19,182,000	70.1%
September 30, 2013	705,069,000	18,450,000	20,279,000	91.0%
December 31, 2013	740,648,000	16,600,000	21,733,000	76.4%
March 31, 2014	771,940,000	12,600,000	21,930,000	57.5%
June 30, 2014	784,652,000	6,300,000	22,598,000	27.9%
September 30, 2014	787,964,000	4,300,000	23,121,000	18.6%
December 31, 2014	779,099,000	18,050,000	23,265,000	77.6%
March 31, 2015	754,942,000	46,675,000	23,786,000	196.2%
June 30, 2015	806,274,000	47,125,000	24,348,000	193.6%
September 30, 2015	878,882,000	44,482,000	25,313,000	175.7%
December 31, 2015	944,844,000	31,232,000	26,650,000	117.2%
March 31, 2016	1,027,821,000	21,845,000	28,771,000	75.9%

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

Off-Balance Sheet Arrangements

GWG Holdings entered into an office lease with U.S. Bank National Association as the landlord. The original lease was for 11,695 square feet of office space located at 220 South Sixth Street, Minneapolis, Minnesota. The original lease agreement was effective April 22, 2012, amended on December 14, 2014 and expired on August 31, 2015. Effective September 14, 2015, GWG Holdings entered into a second amendment to the lease with U.S. Bank National Association (Second Amendment to Lease). The Second Amendment to Lease increases the office space area to 17,687 square feet and extends the lease expiration date by approximately ten years (see “Notes to Condensed Consolidated Financial Statements,” Note 15).

Credit Risk

We review the credit risk associated with our portfolio of life insurance policies when estimating its fair value. In evaluating the policies’ credit risk, we consider insurance company solvency, credit risk indicators, economic conditions, ongoing credit evaluations, and company positions. We attempt to manage our credit risk related to life insurance policies typically by purchasing policies issued only from companies with an investment-grade credit rating by either Standard & Poor’s, Moody’s, or A.M. Best Company. See “Portfolio Credit Risk Management” below.

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

Non-GAAP Financial Measures

We use non-GAAP financial measures for maintaining compliance with covenants contained in our borrowing agreements and for planning and forecasting purposes. Non-GAAP financial measures disclosed by management are provided as additional information to investors in order to provide an alternative method for assessing our financial condition and operating results. These non-GAAP financial measures are not in accordance with GAAP and may be different from non-GAAP measures used by other companies, including other companies within our industry. This presentation of non-GAAP financial information is not meant to be considered in isolation or as a substitute for comparable amounts prepared in accordance with GAAP. Please see the notes to our condensed consolidated financial statements and our financial statements contained herein.

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

Our senior credit facility requires us to maintain a “positive net income” and “tangible net worth,” each of which are calculated on an adjusted non-GAAP basis using the method described above, without regard to GAAP-based fair value measures. In addition, our revolving senior credit facility requires us to maintain an “excess spread,” which is the difference between (i) the weighted average of our expected internal rate of return of our portfolio of life insurance policies and (ii) the weighted average of our senior credit facility’s interest rate. These calculations are made using non-GAAP measures in the method described below, without regard to GAAP-based fair value measures.

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

Three months ended March 31,	2016	2015
GAAP net income	$1,074,000	$3,262,000
Unrealized fair value gain (1)	(11,532,000)	1,894,000
Adjusted cost basis increase (2)	15,367,000	12,229,000
Accrual of unrealized actuarial gain (3)	8,180,000	4,241,000
Total adjusted non-GAAP income (4)	$13,089,000	$21,626,000

(1)	Reversal of unrealized GAAP fair value gain of life insurance policies for current period.
(2)	Adjusted cost basis is increased to include interest, premiums and servicing fees which are not capitalized under GAAP (the non-GAAP cost basis).
(3)	Accrual of actuarial gain at expected internal rate of return based on the non-GAAP cost basis for the period.
(4)	We must maintain an annual positive consolidated net income, calculated on a non-GAAP basis, to maintain compliance with our revolving credit facility with DZ Bank/Autobahn.

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

	As of March 31, 2016	As of December 31, 2015
GAAP net worth (1)	$17,715,000	$16,160,000
Less intangible assets (2)	(12,964,000)	(11,562,000)
GAAP tangible net worth	4,751,000	4,598,000
Unrealized fair value gain (3)	(205,575,000)	(194,043,000)
Adjusted cost basis increase (4)	200,213,000	190,645,000
Accrual of unrealized actuarial gain (5)	119,533,000	111,355,000
Total adjusted non-GAAP tangible net worth (6)	$118,922,000	$112,555,000

(1)	Includes termination of redeemable member’s interest prior to corporate conversion and preferred stock classified as temporary equity.
(2)	Unamortized portion of deferred financing costs and pre-paid insurance.
(3)	Reversal of cumulative unrealized GAAP fair value gain or loss of life insurance policies.
(4)	Adjusted cost basis is increased to include interest, premiums and servicing fees which are not capitalized under GAAP.
(5)	Accrual of cumulative actuarial gain at expected internal rate of return based the non-GAAP cost basis.
(6)	We must maintain a total adjusted non-GAAP tangible net worth of $45 million to maintain compliance with our revolving credit facility with DZ Bank/Autobahn.

Excess Spread. Our revolving senior credit facility requires us to maintain a 2.00% “excess spread” between our weighted-average expected internal rate of return of our portfolio of life insurance policies and the revolving senior credit facility’s interest rate. The expected internal rate of return on the portfolio is the rate of return the portfolio would earn if all future cash flows occurred over time in proportion to the likelihood of their occurrence.  Expected future cash flows represent the size of each potential payment (premiums and policy benefits), multiplied by the probability of that particular payment occurring.  This calculation is known as the “probabilistic expectation” and it is based on actuarial estimations of life expectancy.  For instance, a required premium payment of $10,000 might be projected for a given policy at a date five years from now.  If there is a 50% chance of survival for the next five years, then that particular expected cash-outflow is calculated at $5,000.  Similarly, if the policy benefit amount on the same policy is $1 million, then during the next five years, the probable expected cash-inflow of policy benefits will total $500,000 with the other $500,000 projected to occur over the remaining life of the insured. The rate of return generated by the net of all such future expected cash flows for the portfolio is thus the expected IRR for the portfolio.

A presentation of our excess spread and our total excess spread is set forth below. Management uses the “total excess spread” to gauge expected profitability of our investments, and uses the “excess spread” to monitor compliance with our borrowing.

	As of March 31, 2016	As of December 31, 2015
Weighted-average expected IRR (1)	11.33%	11.11%
Weighted-average revolving credit facility interest rate (2)	5.69%	5.58%
Excess spread (3)	5.64%	5.53%
Total weighted-average interest rate on indebtedness for borrowed money (4)	6.91%	6.98%
Total excess spread (5)	4.42%	4.13%

(1)	This represents the weighted-average expected internal rate of return of the life insurance policies as of the measurement date based upon our Non-GAAP cost basis of the insurance policies and the expected cash flows from the life insurance portfolio.

Investment Cost Basis	As of March 31, 2016	As of December 31, 2015
GAAP fair value	$387,402,000	$356,650,000
Unrealized fair value gain (A)	(205,575,000)	(194,043,000)
Adjusted cost basis increase (B)	200,213,000	190,645,000
Investment cost basis (C)	$382,040,000	$353,252,000

(A)	This represents the reversal of cumulative unrealized GAAP fair value gain of life insurance policies.
(B)	Adjusted cost basis is increased to interest, premiums and servicing fees which are not capitalized under GAAP.
(C)	This is the non-GAAP cost basis in life insurance policies from which our expected internal rate of return is calculated.

(2)	This is the weighted-average revolving senior credit facility interest rate as of the measurement date.
(3)	We must maintain an excess spread of 2.00% relating to our revolving senior credit facility to maintain compliance under such facility.
(4)	Represents the weighted-average interest rate paid on all interest-bearing indebtedness as of the measurement date, determined as follows:

Indebtedness	As of March 31, 2016	As of December 31, 2015
Revolving senior credit facility	$85,011,000	$65,011,000
Series I Secured Notes	18,508,000	23,578,000
L Bonds	306,831,000	282,171,000
Total	$410,350,000	$370,760,000

Interest Rates on Indebtedness
Revolving senior credit facility	5.69%	5.58%
Series I Secured Notes	8.61%	8.47%
L Bonds	7.14%	7.18%
Weighted-average interest rates paid on indebtedness	6.91%	7.20%

(5)	Calculated as the weighted average expected IRR (1) minus the weighted-average interest rate on interest-bearing indebtedness (4).

Debt Coverage Ratio and Subordination Ratio. Our L Bond and Series I Secured Notes borrowing covenants require us to maintain a “debt coverage ratio” of less than 90%. The “debt coverage ratio” is calculated by dividing the sum of our total interest-bearing indebtedness by the sum of our cash and cash equivalents and the net present value of the life insurance portfolio. The “subordination ratio” for our L Bonds is calculated by dividing the total interest-bearing indebtedness that is senior to L Bonds and Series I Secured Notes by the sum of the company’s cash and cash equivalents and the net present value of the life insurance portfolio. The “subordination ratio” must be less than 50%. For purposes of both ratio calculations, the net present value of the life insurance portfolio is calculated using a discount rate equal to the weighted average interest rate paid on all indebtedness. As of the date of this report, the subordination ratio provisions under the indenture have expired.

	As of March 31, 2016	As of December 31, 2015
Life insurance portfolio policy benefits	$1,027,821,000	$944,844,000
Discount rate of future cash flows	6.91%	6.98%
Net present value of Life insurance portfolio policy benefits	$478,483,000	$435,738,000
Cash and cash equivalents	30,827,000	36,767,000
Total Coverage	509,310,000	472,505,000

Revolving credit facility	85,011,000	65,011,000
Series I Secured notes	18,508,000	23,578,000
L Bonds	306,831,000	282,171,000
Total Indebtedness	$410,350,000	$370,760,000

Debt Coverage Ratio	80.57%	78.47%
Subordination Ratio	16.69%	13.76%

As of March 31, 2016, we were in compliance with both the debt coverage ratio and the subordination ratio.

Non-GAAP Net Asset Value. The non-GAAP net asset value attempts to measure the economic value of the Company’s common equity by netting interest-bearing debt and the redemption/liquidation value of the Company’s outstanding Series A Preferred Stock against the value of the Company’s portfolio of life insurance (discounted at our weighted-average interest rate paid on all indebtedness) and cash, cash equivalents and policy benefits receivable, if any, at the end of the measurement period. Management believes this is a useful way to view the common equity value attributable to the current gross yield spread in the Company’s portfolio of life insurance.

	As of March 31,	As of December 31,
	2016	2015
Life insurance portfolio policy benefits	$1,027,821,000	$944,844,000
Discount rate of future cash flows	6.91%	6.98%
Net present value of life insurance policy benefits	$478,483,000	$435,738,000
Cash and cash equivalents	$30,827,000	$36,767,000
Policy benefits receivable	$15,913,000	$-
Interest bearing debt	$(410,350,000)	$(370,760,000)
Preferred stock redemption value	$(22,384,000)	$(22,949,000)
Net asset value	$92,489,000	$78,796,000
Per share	$15.56	$13.26
Shares outstanding (basic)	5,942,790	5,941,790

Non-GAAP Expected Portfolio Internal Rate of Return at Purchase. This measure replaces the Non-GAAP Blended Portfolio Internal Rate of Return previously disclosed. The non-GAAP expected portfolio internal rate of return (IRR) at purchase is calculated as the weighted average (by face amount of policy benefits) of the IRR expected at the time of purchase for all life insurance policies in the portfolio. This non-GAAP measure isolates our IRR expectation at purchase and utilizes our underwriting life expectancy assumptions at the time. This measure does not change with the passage of time as compared to our non-GAAP cost basis that increases with the payment of premiums and financing costs which are used to calculate our expected portfolio IRR.

	As of March 31,	As of December 31,
	2016	2015
Life insurance portfolio policy benefits	$1,027,821,000	$945,000,000
Total number of polices	465	396

Non-GAAP Expected Portfolio Internal Rate of Return at Purchase	15.64%	15.71%

We have in the past reported Non-GAAP Blended Portfolio Internal Rate of Return, which is the weighted average (by face amount of policy benefits) of the IRR attained on policies that have matured and the IRR we expect to earn on our current portfolio. We use this non-GAAP measure to assess the reasonableness of our yield expectation of the portfolio over time. However, since reporting the Blended Internal Rate of Return we realized that when we have significant maturities within a short period of time after purchase (as we did in the three months ending March 31, 2016) the Blended Internal Rate of Return calculation’s effectiveness in characterizing long-term yield expectations of the portfolio is reduced. In addition, the value of reporting the Blended Internal Rate of Return was to illustrate that the ultimate IRR earned on the portfolio is expected to converge near the Expected Internal Rate of Return at Purchase. We expect to continue to report The Non-GAAP Expected Portfolio Internal Rate of Return at Purchase until we have a statistically significant population of maturities within the portfolio to accurately measure this expected convergence.

Additionally, we participate in a new and developing asset class, and as a result will continue to seek better and more useful metrics to measure the value and performance of our portfolio and business over time.

Portfolio Information

Our portfolio of life insurance policies, owned by our subsidiaries as of March 31, 2016, is summarized below:

Life Insurance Portfolio Summary

Total portfolio face value of policy benefits	$1,027,821,000
Average face value per policy	$2,210,000
Average face value per insured life	$2,453,000
Average age of insured (yrs.)*	82.4
Average life expectancy estimate (yrs.)*	6.7
Total number of policies	465
Number of unique lives	419
Demographics	72% Males; 28% Females
Number of smokers	12
Largest policy as % of total portfolio	0.97%
Average policy as % of total portfolio	0.22%
Average annual premium as % of face value	3.31%

* Averages presented in the table are weighted averages.

Our portfolio of life insurance policies, owned by our wholly owned subsidiaries as of March 31, 2016, organized by the insured’s current age and the associated number of policies and policy benefits, is summarized below:

 Distribution of Policies and Policy Benefits by Current Age of Insured

					Percentage of Total
Min Age	Max Age	Policies	Policy Benefits	Wtd. Avg. Life Expectancy (yrs.)	Number of Policies	Policy Benefits
90	95	37	$76,183,000	2.8	8.0%	7.4%
85	89	129	$285,371,000	4.9	27.7%	27.8%
80	84	134	$354,095,000	6.7	28.8%	34.5%
75	79	86	$197,392,000	8.7	18.5%	19.2%
70	74	49	$75,207,000	9.5	10.5%	7.3%
65	69	30	$39,573,000	10.7	6.5%	3.8%
Total		465	$1,027,821,000	6.7	100.0%	100.0%

Our portfolio of life insurance policies, owned by our wholly owned subsidiaries as of March 31, 2016, organized by the insured’s estimated life expectancy estimates and associated policy benefits, is summarized below:

Distribution of Policies by Current Life Expectancies of Insured

				Percentage of Total
Min LE (Months)	Max LE (Months)	Policies	Policy Benefits	Number of Policies	Policy Benefits
5	47	112	$203,437,000	24.1%	19.8%
48	71	121	262,773,000	26.0%	25.6%
72	95	93	243,226,000	20.0%	23.7%
96	119	75	173,001,000	16.1%	16.8%
120	143	41	92,464,000	8.8%	9.0%
144	201	23	52,920,000	5.0%	5.1%
Total		465	$1,027,821,000	100.0%	100.0%

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

Portfolio Credit Risk Management

We rely on the payment of policy benefit claims by life insurance companies as our most significant source of revenue collection. The life insurance assets we own represent obligations of third-party life insurance companies to pay face value of the life insurance policy benefits. As a result, we manage this credit risk exposure by generally purchasing policies issued by insurance companies with investment-grade ratings from Standard & Poor’s, and diversifying our portfolio among a number of insurance companies.

As of March 31, 2016, 97.6% of our life insurance policies, by face value benefits, were issued by insurance companies that maintained an investment-grade rating (BBB- or better) by Standard & Poor’s. Our largest life insurance company credit exposures and their respective Standard & Poor’s credit rating of their respective financial strength and claims paying ability is set forth below:

Rank	Policy Benefits	Percentage of Policy Benefit Amount	Insurance Company	Ins. Co. S&P Rating
1	$143,974,000	14.0%	AXA Equitable Life Insurance Company	A+
2	$119,605,000	11.6%	John Hancock Life Insurance Company (U.S.A.)	AA-
3	$106,729,000	10.5%	Transamerica Life Insurance Company	AA-
4	$64,403,000	6.3%	Voya Retirement Insurance and Annuity Company	A
5	$60,569,000	5.9%	Jefferson-Pilot Life Insurance Company	AA-
6	$53,615,000	5.2%	Lincoln National Life Insurance Company	AA-
7	$50,646,000	4.9%	Metropolitan Life Insurance Company	A+
8	$47,675,000	4.6%	American General Life Insurance Company	A+
9	$44,250,000	4.3%	Massachusetts Mutual Life Insurance Company	AA+
10	$36,000,000	3.5%	West Coast Life Insurance Company	AA-
	727,466,000	70.80%

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

The complete detail of our portfolio of life insurance policies, owned by our wholly owned subsidiaries as of March 31, 2016, organized by the current age of the insured and the associated policy benefits, sex, estimated life expectancy, issuing insurance carrier, and the credit rating of the issuing insurance carrier, is set forth below.

Life Insurance Portfolio Detail

(as of March 31, 2016)

	Face Amount	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
1	$4,000,000	Male	95	33.8	MetLife Investors USA Insurance Company	A+
2	$1,100,000	Male	95	28.4	Voya Retirement Insurance and Annuity Company	A
3	$1,500,000	Female	95	31.3	Aviva Life Insurance Company	A-
4	$1,000,000	Female	94	37.1	Transamerica Life Insurance Company	AA-
5	$3,200,000	Male	94	26.5	West Coast Life Insurance Company	AA-
6	$3,500,000	Male	93	38.8	Voya Retirement Insurance and Annuity Company	A
7	$264,000	Female	93	24.0	Lincoln Benefit Life Company	BBB+
8	$250,000	Male	93	21.3	Transamerica Life Insurance Company	AA-
9	$572,429	Female	92	33.2	Voya Retirement Insurance and Annuity Company	A
10	$3,000,000	Male	92	38.7	West Coast Life Insurance Company	AA-
11	$500,000	Male	92	11.4	John Hancock Life Insurance Company (U.S.A)	AA-
12	$5,000,000	Female	92	49.6	American General Life Insurance Company	A+
13	$2,000,000	Female	92	10.2	Pruco Life Insurance Company	AA-
14	$500,000	Female	92	47.2	Sun Life Assurance Company of Canada (U.S.)	AA-
15	$1,682,773	Female	91	47.7	Hartford Life and Annuity Insurance Company	BBB+
16	$5,000,000	Male	91	30.2	John Hancock Life Insurance Company (U.S.A)	AA-
17	$3,100,000	Female	91	31.3	Lincoln Benefit Life Company	BBB+
18	$500,000	Female	91	61.3	John Hancock Life Insurance Company	AA-
19	$5,000,000	Female	91	28.6	John Hancock Life Insurance Company (U.S.A)	AA-
20	$500,000	Male	91	47.2	Voya Retirement Insurance and Annuity Company	A
21	$1,000,000	Male	91	7.4	Voya Retirement Insurance and Annuity Company	A
22	$300,000	Female	91	29.0	West Coast Life Insurance Company	AA-
23	$3,845,000	Female	91	44.6	Pacific Life Insurance Company	A+
24	$500,000	Male	90	44.9	Massachusetts Mutual Life Insurance Company	AA+
25	$500,000	Female	90	20.7	Lincoln National Life Insurance Company	AA-
26	$1,000,000	Female	90	47.7	United of Omaha Life Insurance Company	AA-
27	$3,500,000	Female	90	68.3	John Hancock Life Insurance Company (U.S.A)	AA-
28	$1,500,000	Female	90	65.4	Jefferson-Pilot Life Insurance Company	AA-
29	$2,500,000	Female	90	4.7	AXA Equitable Life Insurance Company	A+
30	$2,500,000	Female	90	4.7	AXA Equitable Life Insurance Company	A+
31	$3,000,000	Female	90	30.9	Jefferson-Pilot Life Insurance Company	AA-
32	$5,000,000	Female	90	37.4	Voya Retirement Insurance and Annuity Company	A
33	$5,000,000	Female	90	16.0	Lincoln National Life Insurance Company	AA-
34	$715,000	Female	90	57.2	Jefferson-Pilot Life Insurance Company	AA-
35	$1,203,520	Male	90	41.0	Columbus Life Insurance Company	AA
36	$1,350,000	Female	90	33.2	Jefferson-Pilot Life Insurance Company	AA-
37	$600,000	Female	90	19.3	Columbus Life Insurance Company	AA
38	$5,000,000	Female	89	47.2	Massachusetts Mutual Life Insurance Company	AA+
39	$2,500,000	Female	89	44.6	American General Life Insurance Company	A+
40	$2,500,000	Male	89	50.0	Pacific Life Insurance Company	A+
41	$5,000,000	Male	89	49.0	AXA Equitable Life Insurance Company	A+
42	$375,000	Male	89	37.5	Lincoln National Life Insurance Company	AA-
43	$1,103,922	Female	89	55.5	Sun Life Assurance Company of Canada (U.S.)	AA-
44	$1,500,000	Male	89	39.9	John Hancock Life Insurance Company (U.S.A)	AA-
45	$1,500,000	Male	89	39.9	John Hancock Life Insurance Company (U.S.A)	AA-
46	$1,000,000	Female	89	60.4	Transamerica Life Insurance Company	AA-
47	$250,000	Female	89	60.4	Transamerica Life Insurance Company	AA-
48	$1,050,000	Male	89	39.6	John Hancock Life Insurance Company (U.S.A)	AA-
49	$3,000,000	Male	89	94.4	Transamerica Life Insurance Company	AA-
50	$500,000	Male	89	57.6	Lincoln National Life Insurance Company	AA-
51	$4,785,380	Female	89	42.3	John Hancock Life Insurance Company (U.S.A)	AA-
52	$1,803,455	Female	89	45.4	Metropolitan Life Insurance Company	A+
53	$1,529,270	Female	89	45.4	Metropolitan Life Insurance Company	A+
54	$800,000	Male	89	63.1	Lincoln National Life Insurance Company	AA-
55	$5,000,000	Male	89	48.1	John Hancock Life Insurance Company (U.S.A)	AA-
56	$2,225,000	Female	89	79.3	Transamerica Life Insurance Company	AA-
57	$3,000,000	Female	89	77.2	Massachusetts Mutual Life Insurance Company	AA+
58	$1,500,000	Male	89	42.5	Union Central Life Insurance Company	A+
59	$3,500,000	Female	89	37.3	Lincoln National Life Insurance Company	AA-
60	$396,791	Male	89	30.3	Lincoln National Life Insurance Company	AA-
61	$1,500,000	Male	89	100.0	Transamerica Life Insurance Company	AA-
62	$3,000,000	Male	89	28.6	American General Life Insurance Company	A+

	Face Amount	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
63	$248,859	Female	88	29.3	Lincoln National Life Insurance Company	AA-
64	$500,000	Female	88	62.7	Sun Life Assurance Company of Canada (U.S.)	AA-
65	$5,000,000	Female	88	30.8	Transamerica Life Insurance Company	AA-
66	$3,000,000	Male	88	43.4	Transamerica Life Insurance Company	AA-
67	$250,000	Male	88	67.3	Metropolitan Life Insurance Company	A+
68	$6,000,000	Female	88	51.5	Sun Life Assurance Company of Canada (U.S.)	AA-
69	$4,000,000	Female	88	67.0	Transamerica Life Insurance Company	AA-
70	$1,000,000	Female	88	34.0	New York Life Insurance Company	AA+
71	$1,000,000	Male	88	50.8	AXA Equitable Life Insurance Company	A+
72	$1,250,000	Male	88	31.6	Columbus Life Insurance Company	AA
73	$300,000	Male	88	31.6	Columbus Life Insurance Company	AA
74	$10,000,000	Female	88	66.7	West Coast Life Insurance Company	AA-
75	$2,500,000	Male	88	43.8	Transamerica Life Insurance Company	AA-
76	$1,000,000	Female	88	46.1	West Coast Life Insurance Company	AA-
77	$2,000,000	Female	88	46.1	West Coast Life Insurance Company	AA-
78	$800,000	Male	88	50.8	National Western Life Insurance Company	A
79	$500,000	Female	88	45.5	Transamerica Life Insurance Company	AA-
80	$400,000	Female	88	45.5	Lincoln Benefit Life Company	BBB+
81	$1,269,017	Male	88	29.5	Hartford Life and Annuity Insurance Company	BBB+
82	$200,000	Male	88	44.3	Lincoln Benefit Life Company	BBB+
83	$4,445,467	Male	88	54.1	Penn Mutual Life Insurance Company	A+
84	$7,500,000	Male	88	45.1	Jefferson-Pilot Life Insurance Company	AA-
85	$3,600,000	Female	88	53.2	AXA Equitable Life Insurance Company	A+
86	$1,000,000	Female	88	30.1	John Hancock Life Insurance Company (U.S.A)	AA-
87	$4,513,823	Female	88	20.5	Aviva Life Insurance Company	A-
88	$3,000,000	Male	88	38.7	Jefferson-Pilot Life Insurance Company	AA-
89	$309,000	Male	88	31.5	Transamerica Life Insurance Company	AA-
90	$2,000,000	Male	88	42.4	John Hancock Life Insurance Company (U.S.A)	AA-
91	$100,000	Female	88	50.2	American General Life Insurance Company	A+
92	$100,000	Female	88	50.2	American General Life Insurance Company	A+
93	$2,000,000	Female	88	71.0	U.S. Financial Life Insurance Company	A+
94	$1,000,000	Male	87	56.2	John Hancock Life Insurance Company (U.S.A)	AA-
95	$2,000,000	Male	87	56.2	John Hancock Life Insurance Company (U.S.A)	AA-
96	$5,000,000	Male	87	46.3	Jefferson-Pilot Life Insurance Company	AA-
97	$1,200,000	Male	87	67.6	Transamerica Life Insurance Company	AA-
98	$1,000,000	Female	87	81.2	Voya Retirement Insurance and Annuity Company	A
99	$200,000	Female	87	79.6	Lincoln National Life Insurance Company	AA-
100	$3,000,000	Male	87	73.6	AXA Equitable Life Insurance Company	A+
101	$1,000,000	Female	87	20.4	State Farm Life Insurance Company	AA-
102	$209,176	Male	87	86.8	Lincoln National Life Insurance Company	AA-
103	$8,500,000	Male	87	75.7	Massachusetts Mutual Life Insurance Company	AA+
104	$1,000,000	Male	87	22.0	Transamerica Life Insurance Company	AA-
105	$500,000	Male	87	76.3	Metropolitan Life Insurance Company	A+
106	$347,211	Male	87	35.5	Prudential Life Insurance Company	AA-
107	$500,000	Female	87	49.4	Beneficial Life Insurance Company	N/A
108	$5,000,000	Male	87	75.4	Lincoln National Life Insurance Company	AA-
109	$2,000,000	Male	87	88.4	Voya Retirement Insurance and Annuity Company	A
110	$2,000,000	Male	87	88.4	Voya Retirement Insurance and Annuity Company	A
111	$2,000,000	Male	87	88.4	Voya Retirement Insurance and Annuity Company	A
112	$1,365,000	Female	86	87.3	Transamerica Life Insurance Company	AA-
113	$1,000,000	Male	86	35.1	Massachusetts Mutual Life Insurance Company	AA+
114	$3,750,000	Male	86	70.5	AXA Equitable Life Insurance Company	A+
115	$2,000,000	Male	86	90.7	Transamerica Life Insurance Company	AA-
116	$2,000,000	Male	86	48.5	Metropolitan Life Insurance Company	A+
117	$3,000,000	Male	86	48.5	Metropolitan Life Insurance Company	A+
118	$1,000,000	Male	86	33.5	John Hancock Life Insurance Company (U.S.A)	AA-
119	$2,000,000	Female	86	78.0	AXA Equitable Life Insurance Company	A+
120	$3,000,000	Female	86	76.9	Sun Life Assurance Company of Canada (U.S.)	AA-
121	$125,000	Male	86	58.8	Jackson National Life Insurance Company	AA
122	$1,000,000	Male	86	49.8	AXA Equitable Life Insurance Company	A+
123	$2,328,547	Male	86	39.5	Metropolitan Life Insurance Company	A+
124	$2,000,000	Male	86	39.5	Metropolitan Life Insurance Company	A+

	Face Amount	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
125	$2,000,000	Male	86	56.3	Jefferson-Pilot Life Insurance Company	AA-
126	$1,500,000	Male	86	44.0	Voya Retirement Insurance and Annuity Company	A
127	$1,500,000	Male	86	44.0	Voya Retirement Insurance and Annuity Company	A
128	$3,000,000	Female	86	65.1	Transamerica Life Insurance Company	AA-
129	$5,000,000	Male	86	67.3	Voya Retirement Insurance and Annuity Company	A
130	$1,000,000	Male	86	41.9	John Hancock Life Insurance Company (U.S.A)	AA-
131	$1,800,000	Male	86	48.5	John Hancock Variable Life Insurance Company	AA-
132	$5,000,000	Female	86	85.8	American General Life Insurance Company	A+
133	$2,000,000	Male	86	57.3	AXA Equitable Life Insurance Company	A+
134	$1,750,000	Male	86	57.3	AXA Equitable Life Insurance Company	A+
135	$4,000,000	Male	86	45.6	Metropolitan Life Insurance Company	A+
136	$2,000,000	Male	86	30.2	Transamerica Life Insurance Company	AA-
137	$1,425,000	Male	86	71.8	John Hancock Life Insurance Company (U.S.A)	AA-
138	$800,000	Male	86	45.2	Metropolitan Life Insurance Company	A+
139	$5,000,000	Female	85	92.7	AXA Equitable Life Insurance Company	A+
140	$1,000,000	Female	85	76.1	John Hancock Life Insurance Company (U.S.A)	AA-
141	$6,000,000	Female	85	102.8	American General Life Insurance Company	A+
142	$1,433,572	Male	85	48.8	Security Mutual Life Insurance Company of NY	N/A
143	$1,500,000	Male	85	32.6	Transamerica Life Insurance Company	AA-
144	$1,500,000	Female	85	101.4	Lincoln Benefit Life Company	BBB+
145	$1,000,000	Female	85	37.6	Metropolitan Life Insurance Company	A+
146	$4,000,000	Male	85	30.8	John Hancock Life Insurance Company (U.S.A)	AA-
147	$1,000,000	Male	85	71.0	John Hancock Life Insurance Company (U.S.A)	AA-
148	$2,000,000	Female	85	91.2	Lincoln Benefit Life Company	BBB+
149	$1,000,000	Male	85	48.6	Voya Retirement Insurance and Annuity Company	A
150	$2,000,000	Female	85	66.1	New York Life Insurance Company	AA+
151	$2,400,000	Male	85	31.4	Genworth Life Insurance Company	BB
152	$829,022	Female	85	20.2	Hartford Life and Annuity Insurance Company	BBB+
153	$1,500,000	Male	85	72.7	AXA Equitable Life Insurance Company	A+
154	$5,000,000	Male	85	82.2	Voya Retirement Insurance and Annuity Company	A
155	$7,600,000	Female	85	92.6	Transamerica Life Insurance Company	AA-
156	$2,500,000	Female	85	59.2	American General Life Insurance Company	A+
157	$2,500,000	Male	85	53.5	AXA Equitable Life Insurance Company	A+
158	$3,000,000	Male	85	53.5	Lincoln National Life Insurance Company	AA-
159	$500,000	Male	85	36.3	Genworth Life Insurance Company	BB
160	$500,000	Male	85	44.0	New England Life Insurance Company	AA-
161	$4,000,000	Female	85	45.5	Voya Retirement Insurance and Annuity Company	A
162	$3,000,000	Female	85	37.6	AXA Equitable Life Insurance Company	A+
163	$1,703,959	Male	85	61.5	Jefferson-Pilot Life Insurance Company	AA-
164	$500,000	Male	85	14.9	Great Southern Life Insurance Company	N/A
165	$1,000,000	Male	85	52.1	Hartford Life and Annuity Insurance Company	BBB+
166	$3,500,000	Female	85	100	Lincoln Benefit Life Company	BBB+
167	$5,000,000	Male	84	59.4	AXA Equitable Life Insurance Company	A+
168	$1,000,000	Male	84	56.7	Texas Life Insurance Company	N/A
169	$500,000	Male	84	98.1	Metropolitan Life Insurance Company	A+
170	$2,000,000	Male	84	34.9	National Life Insurance Company	A
171	$2,147,816	Female	84	111.9	John Hancock Life Insurance Company (U.S.A)	AA-
172	$4,200,000	Female	84	110.4	Transamerica Life Insurance Company	AA-
173	$850,000	Male	84	53.5	American General Life Insurance Company	A+
174	$750,000	Male	84	80.7	West Coast Life Insurance Company	AA-
175	$5,000,000	Male	84	51.2	AXA Equitable Life Insurance Company	A+
176	$385,000	Male	84	67.2	Metropolitan Life Insurance Company	A+
177	$500,000	Male	84	67.2	Metropolitan Life Insurance Company	A+
178	$5,000,000	Male	84	68.2	Jefferson-Pilot Life Insurance Company	AA-
179	$1,500,000	Male	84	70.4	Jefferson-Pilot Life Insurance Company	AA-
180	$3,500,000	Female	84	81.3	AXA Equitable Life Insurance Company	A+
181	$1,000,000	Female	84	94.4	West Coast Life Insurance Company	AA-
182	$8,500,000	Male	84	102.9	John Hancock Life Insurance Company	AA-
183	$600,000	Male	84	93.9	AXA Equitable Life Insurance Company	A+
184	$3,000,000	Female	84	61.3	MetLife Investors USA Insurance Company	A+
185	$750,000	Male	84	72.4	John Hancock Life Insurance Company (U.S.A)	AA-

	Face Amount	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
186	$4,500,000	Male	84	67.6	AXA Equitable Life Insurance Company	A+
187	$250,000	Male	84	46	Transamerica Life Insurance Company	AA-
188	$2,275,000	Male	84	86.2	Voya Retirement Insurance and Annuity Company	A
189	$340,000	Female	84	79.8	Jackson National Life Insurance Company	AA
190	$2,000,000	Male	84	79.2	Pacific Life Insurance Company	A+
191	$3,500,000	Male	84	66.5	AXA Equitable Life Insurance Company	A+
192	$7,600,000	Male	84	94.8	Transamerica Life Insurance Company	AA-
193	$1,800,000	Female	84	54.0	Jefferson-Pilot Life Insurance Company	AA-
194	$3,000,000	Male	84	55.3	Metropolitan Life Insurance Company	A+
195	$1,275,000	Male	84	49.3	General American Life Insurance Company	A+
196	$2,000,000	Female	84	90.7	Jefferson-Pilot Life Insurance Company	AA-
197	$2,247,450	Female	84	53.4	Transamerica Life Insurance Company	AA-
198	$400,000	Male	84	43.7	Transamerica Life Insurance Company	AA-
199	$3,500,000	Female	83	83.0	Jefferson-Pilot Life Insurance Company	AA-
200	$1,000,000	Male	83	63.1	Lincoln National Life Insurance Company	AA-
201	$3,000,000	Male	83	36.2	U.S. Financial Life Insurance Company	A+
202	$1,500,000	Male	83	53.7	Pacific Life Insurance Company	A+
203	$5,000,000	Male	83	103.9	American General Life Insurance Company	A+
204	$1,900,000	Male	83	59.8	American National Insurance Company	A
205	$500,000	Male	83	41.2	New York Life Insurance Company	AA+
206	$500,000	Male	83	41.2	New York Life Insurance Company	AA+
207	$75,000	Male	83	42.4	Fidelity and Guaranty Insurance Company	AA
208	$10,000,000	Male	83	68.1	Lincoln National Life Insurance Company	AA-
209	$250,000	Male	83	28.0	Jackson National Life Insurance Company	AA
210	$5,000,000	Female	83	70.3	Sun Life Assurance Company of Canada (U.S.)	AA-
211	$1,995,000	Female	83	74.0	Transamerica Life Insurance Company	AA-
212	$4,000,000	Male	83	51.6	Jefferson-Pilot Life Insurance Company	AA-
213	$1,250,000	Female	83	55.1	Columbus Life Insurance Company	AA
214	$10,000,000	Male	83	77.4	AXA Equitable Life Insurance Company	A+
215	$1,000,000	Male	83	64.2	Hartford Life and Annuity Insurance Company	BBB+
216	$1,000,000	Male	83	64.2	Jackson National Life Insurance Company	AA
217	$2,300,000	Male	83	18.5	American General Life Insurance Company	A+
218	$6,217,200	Female	83	98.9	Phoenix Life Insurance Company	B+
219	$2,500,000	Female	83	65.8	Voya Retirement Insurance and Annuity Company	A
220	$5,000,000	Female	83	51.3	Massachusetts Mutual Life Insurance Company	AA+
221	$5,000,000	Male	83	70.0	Transamerica Life Insurance Company	AA-
222	$1,000,000	Male	83	46.7	American General Life Insurance Company	A+
223	$350,000	Male	83	32.2	Reassure America Life Insurance Company	AA
224	$5,000,000	Male	83	77.8	Jefferson-Pilot Life Insurance Company	AA-
225	$3,000,000	Male	82	63.0	Protective Life Insurance Company	AA-
226	$1,500,000	Male	82	63.0	American General Life Insurance Company	A+
227	$2,000,000	Female	82	99.6	Transamerica Life Insurance Company	AA-
228	$5,000,000	Male	82	87.3	AXA Equitable Life Insurance Company	A+
229	$550,000	Male	82	111.6	Genworth Life Insurance Company	BB
230	$500,000	Male	82	59.7	West Coast Life Insurance Company	AA-
231	$1,680,000	Female	82	65.1	AXA Equitable Life Insurance Company	A+
232	$1,000,000	Female	82	91.9	Jefferson-Pilot Life Insurance Company	AA-
233	$2,000,000	Male	82	80.5	New York Life Insurance Company	AA+
234	$250,000	Male	82	141.5	Voya Retirement Insurance and Annuity Company	A
235	$1,250,000	Male	82	96.4	Metropolitan Life Insurance Company	A+
236	$1,000,000	Male	82	62.2	AXA Equitable Life Insurance Company	A+
237	$1,250,000	Female	82	70.4	Principal Life Insurance Company	A+
238	$2,000,000	Male	82	38.0	Jefferson-Pilot Life Insurance Company	AA-
239	$10,000,000	Male	82	75.5	New York Life Insurance Company	AA+
240	$417,300	Male	82	96.0	Jackson National Life Insurance Company	AA
241	$10,000,000	Male	82	65.6	Hartford Life and Annuity Insurance Company	BBB+
242	$5,000,000	Male	82	69.0	AXA Equitable Life Insurance Company	A+

	Face Amount	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
243	$300,000	Female	82	69.0	Hartford Life and Annuity Insurance Company	BBB+
244	$2,502,000	Male	82	145.6	Transamerica Life Insurance Company	AA-
245	$10,000,000	Male	82	109.3	John Hancock Life Insurance Company (U.S.A)	AA-
246	$2,000,000	Male	82	66.0	Ohio National Life Assurance Corporation	AA-
247	$1,000,000	Male	82	66.0	Ohio National Life Assurance Corporation	AA-
248	$3,000,000	Female	82	101.7	West Coast Life Insurance Company	AA-
249	$7,000,000	Male	82	82.7	Genworth Life Insurance Company	BB
250	$3,000,000	Male	81	145.4	Metropolitan Life Insurance Company	A+
251	$6,000,000	Male	81	104.5	Transamerica Life Insurance Company	AA-
252	$8,000,000	Male	81	81.1	AXA Equitable Life Insurance Company	A+
253	$800,000	Male	81	75.9	North American Company for Life And Health Insurance	A+
254	$2,000,000	Male	81	26.4	Metropolitan Life Insurance Company	A+
255	$3,000,000	Female	81	65.9	AXA Equitable Life Insurance Company	A+
256	$320,987	Female	81	101.6	John Hancock Life Insurance Company (U.S.A)	AA-
257	$1,000,000	Male	81	53.6	AXA Equitable Life Insurance Company	A+
258	$700,000	Male	81	97.3	Banner Life Insurance Company	AA-
259	$2,000,000	Female	81	85.6	Pacific Life Insurance Company	A+
260	$3,000,000	Male	81	94.6	John Hancock Life Insurance Company (U.S.A)	AA-
261	$1,750,000	Male	81	79.2	AXA Equitable Life Insurance Company	A+
262	$250,000	Male	81	76.4	American General Life Insurance Company	A+
263	$2,000,000	Female	81	84.3	Transamerica Life Insurance Company	AA-
264	$3,500,000	Male	81	81.5	Metropolitan Life Insurance Company	A+
265	$250,000	Female	81	98.7	Aviva Life Insurance Company	A-
266	$1,000,000	Male	81	54.2	Pacific Life Insurance Company	A+
267	$3,000,000	Male	81	108.5	Principal Life Insurance Company	A+
268	$200,000	Male	81	44.2	Prudential Life Insurance Company	AA-
269	$1,210,000	Male	81	62.4	Lincoln National Life Insurance Company	AA-
270	$3,000,000	Male	80	41.1	Pacific Life Insurance Company	A+
271	$3,000,000	Male	80	41.1	Minnesota Life Insurance Company	A+
272	$3,000,000	Male	80	41.1	Prudential Life Insurance Company	AA-
273	$3,000,000	Male	80	88.0	Voya Retirement Insurance and Annuity Company	A
274	$5,000,000	Male	80	95.0	Pacific Life Insurance Company	A+
275	$5,000,000	Male	80	95.0	Pacific Life Insurance Company	A+
276	$4,000,000	Male	80	78.5	Jefferson-Pilot Life Insurance Company	AA-
277	$3,601,500	Male	80	91.7	Transamerica Life Insurance Company	AA-
278	$300,000	Female	80	95.7	Metropolitan Life Insurance Company	A+
279	$200,000	Male	80	70.4	Protective Life Insurance Company	AA-
280	$150,000	Male	80	70.4	Protective Life Insurance Company	AA-
281	$150,000	Male	80	70.4	Protective Life Insurance Company	AA-
282	$350,000	Male	80	70.4	Lincoln National Life Insurance Company	AA-
283	$5,000,000	Male	80	126.1	Principal Life Insurance Company	A+
284	$5,000,000	Male	80	88.2	John Hancock Life Insurance Company (U.S.A)	AA-
285	$7,000,000	Male	80	83.8	Lincoln Benefit Life Company	BBB+
286	$100,000	Male	80	62.1	North American Company for Life And Health Insurance	A+
287	$6,799,139	Male	80	122.5	AXA Equitable Life Insurance Company	A+
288	$1,000,000	Female	80	84.9	Lincoln Benefit Life Company	BBB+
289	$476,574	Male	80	70.1	Transamerica Life Insurance Company	AA-
290	$6,000,000	Male	80	119.7	AXA Equitable Life Insurance Company	A+
291	$130,000	Male	80	49.4	Genworth Life Insurance Company	BB
292	$1,000,000	Male	80	120.9	Empire General Life Assurance Corporation	AA-
293	$4,000,000	Male	80	92.4	Lincoln National Life Insurance Company	AA-
294	$4,300,000	Female	80	106.7	American National Insurance Company	A
295	$200,000	Male	80	64.2	Kansas City Life Insurance Company	N/A
296	$200,000	Male	80	55.1	Lincoln National Life Insurance Company	AA-
297	$6,000,000	Male	80	104.8	AXA Equitable Life Insurance Company	A+

	Face Amount	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
298	$1,500,000	Female	80	72.9	Protective Life Insurance Company	AA-
299	$750,000	Male	80	67.9	Lincoln National Life Insurance Company	AA-
300	$500,000	Male	80	46.1	Transamerica Life Insurance Company	AA-
301	$5,000,000	Male	79	77.2	John Hancock Life Insurance Company (U.S.A)	AA-
302	$1,000,000	Male	79	93.8	Sun Life Assurance Company of Canada (U.S.)	AA-
303	$5,000,000	Male	79	86.8	John Hancock Life Insurance Company (U.S.A)	AA-
304	$1,250,000	Male	79	96.4	AXA Equitable Life Insurance Company	A+
305	$3,000,000	Female	79	86.0	New York Life Insurance Company	AA+
306	$1,009,467	Male	79	56.9	John Hancock Life Insurance Company (U.S.A)	AA-
307	$4,000,000	Male	79	48.9	MetLife Investors USA Insurance Company	A+
308	$2,500,000	Male	79	86.1	Massachusetts Mutual Life Insurance Company	AA+
309	$2,500,000	Male	79	86.1	Massachusetts Mutual Life Insurance Company	AA+
310	$5,000,000	Male	79	55.2	John Hancock Life Insurance Company (U.S.A)	AA-
311	$2,250,000	Male	79	92.2	Massachusetts Mutual Life Insurance Company	AA+
312	$775,000	Male	79	121.5	Lincoln National Life Insurance Company	AA-
313	$1,000,000	Female	79	120.6	John Hancock Life Insurance Company (U.S.A)	AA-
314	$1,445,000	Female	79	101.8	AXA Equitable Life Insurance Company	A+
315	$1,500,000	Female	79	101.8	AXA Equitable Life Insurance Company	A+
316	$1,000,000	Male	79	84.3	Lincoln National Life Insurance Company	AA-
317	$325,000	Male	79	41.4	American General Life Insurance Company	A+
318	$3,750,000	Male	79	58.0	AXA Equitable Life Insurance Company	A+
319	$1,000,000	Male	79	108.2	Metropolitan Life Insurance Company	A+
320	$5,000,000	Female	79	114.1	Voya Retirement Insurance and Annuity Company	A
321	$5,000,000	Male	79	178.8	West Coast Life Insurance Company	AA-
322	$3,000,000	Male	79	93.6	Principal Life Insurance Company	A+
323	$5,000,000	Male	78	116.4	Jefferson-Pilot Life Insurance Company	AA-
324	$3,000,000	Male	78	83.7	American General Life Insurance Company	A+
325	$500,000	Male	78	65.6	John Hancock Life Insurance Company (U.S.A)	AA-
326	$1,000,000	Male	78	112.3	Metropolitan Life Insurance Company	A+
327	$2,840,000	Male	78	97.2	Transamerica Life Insurance Company	AA-
328	$750,000	Male	78	87.7	North American Company for Life and Health Insurance	A+
329	$1,000,000	Male	78	87.7	John Hancock Life Insurance Company	AA-
330	$500,000	Female	78	114.1	Columbus Life Insurance Company	AA
331	$1,000,000	Female	78	74.2	John Hancock Life Insurance Company (U.S.A)	AA-
332	$2,000,000	Male	78	100.2	Lincoln National Life Insurance Company	AA-
333	$2,000,000	Male	78	100.2	Lincoln National Life Insurance Company	AA-
334	$1,750,000	Male	78	61.7	John Hancock Life Insurance Company (U.S.A)	AA-
335	$5,000,000	Male	78	102.0	Transamerica Life Insurance Company	AA-
336	$1,000,000	Male	78	120.7	Principal Life Insurance Company	A+
337	$550,000	Male	78	77.9	Prudential Life Insurance Company	AA-
338	$300,000	Male	78	77.9	Prudential Life Insurance Company	AA-
339	$6,250,000	Male	78	193.7	John Hancock Life Insurance Company (U.S.A)	AA-
340	$2,000,000	Female	78	55.6	Transamerica Life Insurance Company	AA-
341	$1,000,000	Male	77	103.6	Aviva Life Insurance Company	A-
342	$3,000,000	Male	77	96.5	Prudential Life Insurance Company	AA-
343	$1,100,000	Male	77	138.7	Aviva Life Insurance Company	A-
344	$3,000,000	Male	77	103.3	Protective Life Insurance Company	AA-
345	$4,000,000	Male	77	67.3	Massachusetts Mutual Life Insurance Company	AA+
346	$1,000,000	Female	77	128.4	John Hancock Life Insurance Company (U.S.A)	AA-
347	$7,000,000	Female	77	121.9	Pacific Life Insurance Company	A+
348	$100,946	Female	77	160.5	Genworth Life Insurance Company	BB
349	$2,000,000	Male	77	105.4	Genworth Life Insurance Company	BB
350	$1,000,000	Male	77	83.0	Pacific Life Insurance Company	A+
351	$2,000,000	Male	77	118.9	Transamerica Life Insurance Company	AA-
352	$200,000	Male	77	117.1	Prudential Life Insurance Company	AA-
353	$150,000	Male	77	105.4	Genworth Life Insurance Company	BB

	Face Amount	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
354	$490,620	Male	77	86.0	Ameritas Life Insurance Corporation	A+
355	$600,000	Male	77	83.5	Protective Life Insurance Company	AA-
356	$5,000,000	Male	77	59.5	West Coast Life Insurance Company	AA-
357	$5,000,000	Male	76	148.5	Prudential Life Insurance Company	AA-
358	$250,000	Male	76	103.7	Midland National Life Insurance Company	A+
359	$3,000,000	Male	76	55.7	Aviva Life Insurance Company	A-
360	$500,000	Male	76	102.1	AXA Equitable Life Insurance Company	A+
361	$3,000,000	Male	76	113.3	John Hancock Life Insurance Company (U.S.A)	AA-
362	$5,000,000	Male	76	113.3	John Hancock Life Insurance Company (U.S.A)	AA-
363	$3,000,000	Female	76	106.3	John Hancock Life Insurance Company	AA-
364	$5,000,000	Male	76	141.7	Massachusetts Mutual Life Insurance Company	AA+
365	$5,000,000	Male	76	141.7	Massachusetts Mutual Life Insurance Company	AA+
366	$8,000,000	Male	76	99.1	Metropolitan Life Insurance Company	A+
367	$2,000,000	Female	76	119.1	Aviva Life Insurance Company	A-
368	$1,000,000	Male	76	160.4	Security Mutual Life Insurance Company of NY	N/A
369	$1,000,000	Male	76	103.9	Athene Life Insurance Company of New York	A-
370	$5,000,000	Male	76	33.5	Lincoln Benefit Life Company	BBB+
371	$850,000	Male	76	68.9	New York Life Insurance Company	AA+
372	$1,000,000	Male	76	117.5	Transamerica Life Insurance Company	AA-
373	$1,000,000	Male	75	127.3	Transamerica Life Insurance Company	AA-
374	$200,000	Male	75	70.7	Voya Retirement Insurance and Annuity Company	A
375	$500,000	Male	75	94.8	AXA Equitable Life Insurance Company	A+
376	$500,000	Male	75	108.9	United of Omaha Life Insurance Company	AA-
377	$750,000	Male	75	31.3	North American Company for Life And Health Insurance	A+
378	$4,000,000	Female	75	143.6	American General Life Insurance Company	A+
379	$355,700	Male	75	109.0	Voya Retirement Insurance and Annuity Company	A
380	$300,000	Male	75	17.9	Lincoln National Life Insurance Company	AA-
381	$2,000,000	Male	75	151.9	John Hancock Life Insurance Company	AA-
382	$10,000,000	Female	75	139.8	Voya Retirement Insurance and Annuity Company	A
383	$1,000,000	Female	75	155.4	John Hancock Life Insurance Company (U.S.A)	AA-
384	$500,000	Male	75	77.2	American General Life Insurance Company	A+
385	$3,000,000	Female	75	116.3	General American Life Insurance Company	A+
386	$300,000	Female	75	138.2	Minnesota Life Insurance Company	A+
387	$500,000	Male	74	39.2	Midland National Life Insurance Company	A+
388	$1,000,000	Male	74	101.7	Transamerica Life Insurance Company	AA-
389	$3,000,000	Male	74	76.1	AXA Equitable Life Insurance Company	A+
390	$2,000,000	Male	74	124.6	Prudential Life Insurance Company	AA-
391	$2,000,000	Male	74	99.8	American General Life Insurance Company	A+
392	$400,000	Male	74	85.3	Protective Life Insurance Company	AA-
393	$500,000	Male	73	127.6	Ameritas Life Insurance Corporation	A+
394	$370,000	Male	73	127.6	Ameritas Life Insurance Corporation	A+
395	$1,000,000	Female	73	125.3	United of Omaha Life Insurance Company	AA-
396	$2,500,000	Male	73	108.6	John Hancock Life Insurance Company (U.S.A)	AA-
397	$500,000	Male	73	140.1	Prudential Life Insurance Company	AA-
398	$2,500,000	Male	73	109.9	American General Life Insurance Company	A+
399	$800,000	Male	73	127.3	John Hancock Life Insurance Company	AA-
400	$1,500,000	Male	73	131.2	Lincoln National Life Insurance Company	AA-
401	$1,500,000	Male	73	131.2	Lincoln National Life Insurance Company	AA-
402	$1,500,000	Male	73	131.2	Lincoln National Life Insurance Company	AA-
403	$2,000,000	Male	73	136.6	John Hancock Life Insurance Company	AA-
404	$1,167,000	Male	73	29.8	Transamerica Life Insurance Company	AA-
405	$2,000,000	Male	72	104.6	New York Life Insurance Company	AA+
406	$2,000,000	Male	72	104.6	New York Life Insurance Company	AA+
407	$5,000,000	Male	72	133.7	John Hancock Life Insurance Company (U.S.A)	AA-
408	$2,500,000	Male	72	119.6	Lincoln National Life Insurance Company	AA-
409	$2,500,000	Male	72	119.6	John Hancock Life Insurance Company (U.S.A)	AA-

	Face Amount	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
410	$500,000	Male	72	133.5	Metropolitan Life Insurance Company	A+
411	$2,000,000	Male	72	125.8	Voya Financial	A
412	$1,500,000	Male	72	125.8	Voya Financial	A
413	$300,000	Male	72	118.8	Protective Life Insurance Company	AA-
414	$250,000	Male	72	72.7	American General Life Insurance Company	A+
415	$300,000	Male	72	116.4	New England Life Insurance Company	AA-
416	$600,000	Male	72	88.2	AXA Equitable Life Insurance Company	A+
417	$1,500,000	Male	72	113.9	Metropolitan Life Insurance Company	A+
418	$420,000	Male	72	127.4	RiverSource Life Insurance Company	A+
419	$10,000,000	Male	72	123.5	AXA Equitable Life Insurance Company	A+
420	$250,000	Male	71	54.7	Protective Life Insurance Company	AA-
421	$650,000	Female	71	76.4	Voya Retirement Insurance and Annuity Company	A
422	$500,000	Male	71	125.4	Ohio National Life Assurance Corporation	AA-
423	$2,500,000	Male	71	55.3	Transamerica Life Insurance Company	AA-
424	$400,000	Male	71	201.1	Protective Life Insurance Company	AA-
425	$3,000,000	Male	71	78.8	John Hancock Life Insurance Company (U.S.A)	AA-
426	$750,000	Male	71	130.1	Transamerica Life Insurance Company	AA-
427	$1,250,000	Male	71	104.5	West Coast Life Insurance Company	AA-
428	$500,000	Male	71	96.1	Transamerica Life Insurance Company	AA-
429	$500,000	Male	71	96.1	North American Company for Life And Health Insurance	A+
430	$5,000,000	Male	71	156.7	Metropolitan Life Insurance Company	A+
431	$250,000	Female	70	126.3	Ohio National Life Assurance Corporation	AA-
432	$400,000	Male	70	166.3	Lincoln National Life Insurance Company	AA-
433	$1,500,000	Female	70	158.5	Prudential Life Insurance Company	AA-
434	$1,500,000	Male	70	75.7	Lincoln National Life Insurance Company	AA-
435	$150,000	Male	70	38.0	Protective Life Insurance Company	AA-
436	$750,000	Male	69	139.7	North American Company for Life And Health Insurance	A+
437	$2,000,000	Male	69	117.1	Transamerica Life Insurance Company	AA-
438	$1,000,000	Male	69	117.1	Genworth Life Insurance Company	BB
439	$1,000,000	Male	69	65.0	Protective Life Insurance Company	AA-
440	$1,500,000	Male	69	110.5	Midland National Life Insurance Company	A+
441	$1,000,000	Male	68	143.1	Transamerica Life Insurance Company	AA-
442	$2,500,000	Male	68	166.1	Prudential Life Insurance Company	AA-
443	$2,500,000	Male	68	166.1	Prudential Life Insurance Company	AA-
444	$500,000	Male	68	46.1	Voya Retirement Insurance and Annuity Company	A
445	$1,000,000	Male	68	92.0	Protective Life Insurance Company	AA-
446	$250,000	Female	68	163.2	Protective Life Insurance Company	AA-
447	$150,000	Male	68	122.2	Protective Life Insurance Company	AA-
448	$156,538	Female	68	110.4	New York Life Insurance Company	AA+
449	$2,000,000	Male	68	53.1	MetLife Investors USA Insurance Company	A+
450	$2,000,000	Male	68	53.1	MetLife Investors USA Insurance Company	A+
451	$3,000,000	Male	68	198.4	John Hancock Life Insurance Company	AA-
452	$300,000	Male	68	95.2	Protective Life Insurance Company	AA-
453	$3,000,000	Male	67	105.0	Voya Retirement Insurance and Annuity Company	A
454	$2,000,000	Male	67	105.0	AXA Equitable Life Insurance Company	A+
455	$2,000,000	Male	67	105.0	AXA Equitable Life Insurance Company	A+
456	$750,000	Male	67	166.6	Northwestern Mutual Life Insurance Company	AA+
457	$5,616,468	Male	67	185.7	John Hancock Life Insurance Company (U.S.A)	AA-
458	$400,000	Male	66	196.5	Lincoln National Life Insurance Company	AA-
459	$1,000,000	Male	66	50.0	Lincoln National Life Insurance Company	AA-
460	$1,000,000	Male	66	82.1	Transamerica Life Insurance Company	AA-
461	$350,000	Female	66	90.2	Assurity Life Insurance Company	N/A
462	$350,000	Male	66	102.1	RiverSource Life Insurance Company	A+
463	$250,000	Male	66	168.1	Prudential Life Insurance Company	AA-
464	$750,000	Male	66	133.4	Pacific Life Insurance Company	A+
465	$500,000	Female	65	176.6	Banner Life Insurance Company	AA-
	1,027,820,898

(1)	The insured’s age is current as of the measurement date.
(2)	The insured’s life expectancy estimate, other than for a small face value insurance policy (i.e., a policy with $1 million in face value benefits or less), is the average of two life expectancy estimates provided by independent third-party medical-actuarial underwriting firms at the time of purchase, actuarially adjusted through the measurement date. Numbers in this column represent months.

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

As of March 31, 2016, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective.

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

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2016 based on criteria for effective control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), 2013 framework in “Internal Control—Integrated Framework.” Based on this assessment, our management concluded that, as of the evaluation date, we maintained effective internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit
31.1	Section 302 Certification of the Chief Executive Officer (filed herewith).
31.2	Section 302 Certification of the Chief Financial Officer (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.1	Letter from Model Actuarial Pricing Systems, dated April 21, 2016 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GWG HOLDINGS, INC.

Date: May 13, 2016	By:	/s/ Jon R. Sabes
Chief Executive Officer

Date: May 13, 2016	By:	/s/ William B. Acheson
Chief Financial Officer