Form 10-Q
period 2016-06-30
GWG Holdings, Inc.
filed 2016-08-12
CIK 1522690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of August 12, 2016, GWG Holdings, Inc. had 5,977,240 shares of common stock outstanding.

GWG HOLDINGS, INC.

Index to Form 10-Q

for the Quarter Ended June 30, 2016

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016 (unaudited)	December 31, 2015
A S S E T S
Cash and cash equivalents	$17,379,350	$34,425,105
Restricted cash	11,160,793	2,341,900
Investment in life insurance contracts, at fair value	431,820,437	356,649,715
Secured MCA advances	4,328,317	-
Life insurance contract benefits receivable	6,829,022	-
Other assets	3,510,443	2,461,045
TOTAL ASSETS	$475,028,362	$395,877,765

L I A B I L I T I E S & S T O C K H O L D E R S’ E Q U I T Y
LIABILITIES
Revolving Senior Credit Facility	$77,475,992	$63,279,596
Series I Secured Notes	17,965,653	23,287,704
L Bonds	327,322,906	276,482,796
Accounts payable	2,529,206	1,517,440
Interest payable	13,323,746	12,340,061
Other accrued expenses	1,355,266	1,060,786
Deferred taxes, net	4,670,715	1,763,968
TOTAL LIABILITIES	$444,643,484	$379,732,351

STOCKHOLDERS’ EQUITY

CONVERTIBLE PREFERRED STOCK
(par value $0.001; shares authorized 40,000,000; shares outstanding 2,737,698 and 2,781,735; liquidation preference of $20,533,000 and $20,863,000 on June 30, 2016 and December 31, 2015, respectively)	20,445,320	20,784,841

REDEEMABLE PREFERRED STOCK
(par value $0.001; shares authorized 100,000; shares outstanding 12,222 on June 30, 2016)	12,212,767	-

MCA PREFERRED STOCK
(par value $0.001; shares authorized 2,000,000; shares outstanding 7,155 on June 30, 2016)	71,555	-

COMMON STOCK
(par value $0.001: shares authorized 210,000,000; shares issued and outstanding 5,974,790 and 5,941,790 on June 30, 2016 and December 31, 2015)	5,975	5,942
Additional paid-in capital	16,488,390	17,149,391
Accumulated deficit	(18,839,129)	(21,794,760)
TOTAL STOCKHOLDERS’ EQUITY	30,384,878	16,145,414

TOTAL LIABILITIES & EQUITY	$475,028,362	$395,877,765

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
REVENUE
Gain on life insurance contracts, net	$20,383,347	$8,473,886	$38,097,059	$25,257,295
MCA income	223,255	-	368,216	-
Interest and other income	170,880	90,380	216,100	139,676
TOTAL REVENUE	20,777,482	8,564,266	38,681,375	25,396,971

EXPENSES
Interest expense	10,365,581	7,322,347	20,025,966	14,498,881
Employee compensation and benefits	3,071,507	2,144,725	5,537,705	3,872,642
Legal and professional fees	1,304,353	642,931	2,510,481	1,166,184
Other expenses	2,332,685	1,881,321	4,744,845	3,415,060
TOTAL EXPENSES	17,074,126	11,991,324	32,818,997	22,952,767

INCOME (LOSS) BEFORE INCOME TAXES	3,703,356	(3,427,058)	5,862,378	2,444,204
INCOME TAX EXPENSE (BENEFIT)	1,822,030	(1,176,643)	2,906,747	1,432,728

NET INCOME (LOSS)	$1,881,326	$(2,250,415)	$2,955,631	$1,011,476

Loss attributable to preferred shareholders	429,760	344,847	772,722	698,003
INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$2,311,086	$(1,905,568)	$3,728,353	$1,709,479
NET INCOME (LOSS) PER SHARE
Basic	$0.32	$(0.38)	$0.50	$0.17
Diluted	$0.29	$(0.38)	$0.46	$0.21

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,967,098	5,876,618	5,954,944	5,873,423
Diluted	8,081,895	5,876,618	8,036,501	7,987,923

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

 GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,881,326	$(2,250,415)	$2,955,631	$1,011,476
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Gain on life insurance contracts	(21,241,376)	(14,028,327)	(32,772,929)	(12,134,482)
Amortization of deferred financing and issuance costs	2,527,974	507,026	3,312,162	(42,004)
Deferred income taxes	1,851,018	(930,470)	2,906,747	1,251,781
Preferred stock dividends payable	166,472	146,420	330,049	335,232
(Increase) decrease in operating assets:
Life insurance contract benefits receivable	9,083,817	17,140,000	(6,829,022)	(750,000)
Other assets	(1,210,892)	(225,376)	(1,037,466)	(356,549)
Increase (decrease) in operating liabilities:
Due to related party	(1,814,173)	-	(101,781)	-
Accounts payable and other accrued expenses	(775,213)	(1,333,241)	1,192,756	1,302,446
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(9,531,047)	(974,383)	(30,043,853)	(9,382,100)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance contracts	(24,373,714)	(7,777,541)	(48,700,036)	(10,224,018)
Carrying value of matured life insurance contracts	1,691,764	132,388	6,302,243	3,742,983
Investment in Secured MCA advances	(1,293,829)	-	(5,647,414)	-
Proceeds from Secured MCA advances	907,649	-	1,025,792	-
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(23,068130)	(7,645,153)	(47,019,415)	(6,481,035)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on (repayments of) Senior Revolving Credit Facility	(3,000,000)	(7,150,000)	17,000,000	(7,150,000)
Payments for redemption of Series I Secured Notes	(485,350)	(2,344,355)	(5,722,743)	(3,617,544)
Proceeds from issuance of L Bonds	36,757,771	22,538,059	71,126,660	50,498,356
Payments for issuance and redemption of L Bonds	(11,753,782)	(6,134,935)	(22,663,475)	(13,013,057)
Proceeds from (increase in) restricted cash	8,667,826	3,410,427	(8,818,894)	(3,627,137)
Issuance of common stock	166,125	582,000	212,670	582,000
Proceeds from issuance of preferred stock	9,472,673	-	10,501,209	-
Payments for issuance and redemption of preferred stock	(845,361)	(273,998)	(1,617,914)	(273,998)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	38,979,902	10,627,198	60,017,513	23,398,620

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,380,725	2,007,662	(17,045,755)	7,535,485

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	10,998,625	36,190,527	34,425,105	30,662,704
END OF PERIOD	$17,379,350	$38,198,189	$17,379,350	$38,198,189

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest and preferred dividends paid	$10,714,000	$7,041,000	$17,168,000	$13,143,000
Premiums paid	$8,995,000	$6,141,000	$17,441,000	$12,466,000
Stock-based compensation	$41,000	$-	$50,000	$32,000
NON-CASH INVESTING AND FINANCING ACTIVITIES
Series I Secured Notes:
Conversion of accrued interest and commissions payable to principal	$142,000	$86,000	$187,000	$127,000
L Bonds:
Conversion of accrued interest and commissions payable to principal	$370,000	$219,000	$661,000	$438,000
Issuance of Series A Preferred Stock in lieu of cash dividends	$171,000	$150,000	$339,000	$334,000
Investment in life insurance contracts included in accounts payable	$780,000	$61,000	$780,000	$61,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Preferred Stock	Preferred	Common	Common Stock	Additional Paid-in	Accumulated	Total
	Shares	Stock	Shares	(par)	Capital	Deficit	Equity

Balance, December 31, 2014	2,738,966	$20,527,866	5,870,193	$5,870	$16,257,686	$(14,401,486)	$22,389,936

Net loss	-	-	-	-	-	(7,393,274)	(7,393,274)

Issuance of common stock	-	-	60,000	60	581,940	-	582,000

Series A Preferred Stock conversion to common stock	(15,463)	(115,973)	11,597	12	115,961	-	-

Issuance of preferred stock	58,232	387,948	-	-	-	-	387,948

Issuance of stock options	-	-	-	-	193,804	-	193,804
Balance, December 31, 2015	2,781,735	$20,799,841	5,941,790	$5,942	$17,149,391	$(21,794,760)	$16,160,414

Net income	-	-	-	-	-	2,955,631	2,955,631

Issuance of common stock	-	-	33,000	33	212,637	-	212,670

Redemption of Series A Preferred Stock	(92,527)	(693,955)				-	(693,955)

Issuance of Series A Preferred Stock	48,490	339,433	-	-		-	339,433

Issuance of redeemable preferred stock	12,222	12,212,767	-	-	(916,618)	-	11,296,149

Issuance of MCA preferred stock	7,155	71,556			(7,340)		64,216

Issuance of stock options	-	-	-	-	50,320	-	50,320
Balance, June 30, 2016	2,757,075	$32,729,642	5,974,790	$5,975	$16,488,390	$(18,839,129)	$30,384,878

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1)   Nature of Business and Summary of Significant Accounting Policies

Nature of Business – Through its wholly owned subsidiaries, GWG Holdings, Inc. owns a portfolio of life insurance contracts. As of the date of this report, our portfolio had an aggregate fair value of $431.8 million. We earn income from changes in the fair value of our portfolio and through the benefits we receive upon the mortality of insureds. We are also involved in other lines of business, including a business that collects commissions for facilitating the conversion of term life insurance contracts into universal, or permanent, life insurance, and a business that participates in the merchant cash advance industry by advancing sums to merchants and lending money to businesses that advance sums to merchants. Operating results for the three- and six-month periods included in this report are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

GWG Holdings, Inc. and all of its subsidiaries are incorporated and organized in Delaware. Unless the context otherwise requires or we specifically so indicate, all references in these footnotes to “we,” “us,” “our,” “our Company,” “GWG,” or the “Company” refer to GWG Holdings, Inc. and its subsidiaries collectively and on a consolidated basis. References to the full names of particular entities, such as “GWG Holdings, Inc.” or “GWG Holdings,” are meant to refer only to the particular entity referenced.

Use of Estimates – The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue during the reporting period. The Company regularly evaluates estimates and assumptions, which are based on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. The most significant estimates with regard to these consolidated financial statements relates to (1) the determination of the assumptions used in estimating the fair value of our investments in life insurance contracts, and (2) the value of our deferred tax assets and liabilities.

Cash and Cash Equivalents – We consider cash in demand deposit accounts and temporary investments purchased with an original maturity of three months or less to be cash equivalents. We maintain our cash and cash equivalents with highly rated financial institutions. The balances in our bank accounts may exceed Federal Deposit Insurance Corporation limits. We periodically evaluate the risk of exceeding insured levels and may transfer funds as we deem appropriate.

Life Insurance Contracts – ASC 325-30, Investments in Insurance Contracts (“ASC 325-30”), permits a reporting entity to account for its investments in life insurance contracts using either the investment method or the fair value method. We elected to use the fair value method to account for our life insurance contracts. Under the fair value method we recognize our initial investment at the purchase price. At each subsequent reporting period, we re-measure the investment at fair value in its entirety and recognize the change in fair value as income in the current period income net of premiums paid. We use the term “life insurance contracts” to have the same meaning as “life insurance policies.”

We also recognize realized gain (revenue) from a life insurance contract upon one of the two following events: (1) our receipt of notice or verified mortality of the insured; or (2) our sale of the contract, filing of change-of-ownership forms and receipt of payment. In the case of mortality, the gain (or loss) we recognize is the difference between the contract benefits and the carrying values of the contract once we determine that collection of the contract benefits is realizable and reasonably assured. In the case of a contract sale, the gain (or loss) we recognize is the difference between the sale price and the carrying value of the contract on the date of our receipt of sale proceeds.

In a case where our acquisition of a contract is not complete as of a reporting date, but we have nonetheless advanced direct costs and deposits for the acquisition, those costs and deposits are recorded as “other assets” on our balance sheet until the acquisition is complete and we secured title to the contract. On June 30, 2016 and December 31, 2015, a total of $16,000 and $31,000, respectively, of our “other assets” comprised direct costs and deposits that we advanced for contract acquisitions.

Deferred Financing and Issuance Costs – Loans advanced to us under our revolving senior credit facility, as described in Note 5, are reported net of financing costs, which are amortized using the straight-line method over the term of the facility.  The Series I Secured Notes and L Bonds, as respectively described in Notes 6 and 7, are reported net of issuance costs, sales commissions and other direct expenses, which are amortized using the interest method over the term of those borrowings. The Series A Preferred Stock, as described in Note 9, is reported net of issuance costs, sales commissions (including the fair value of warrants issued) and other direct expenses, all of which were fully amortized using the interest method as of December 31, 2015. Selling and issuance costs of Redeemable Preferred Stock and MCA Preferred Stock, described in Notes 10 and 11, are netted against additional paid-in-capital.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Earnings (loss) per Share – Basic earnings (loss) per share attributable to non-redeemable interests are calculated using the weighted-average number of shares outstanding during the reported period. Diluted earnings (loss) per share are calculated based on the potential dilutive impact of our outstanding Series A Preferred Stock, Redeemable Preferred Stock, warrants and stock options.

Recently Adopted Pronouncements – On April 7, 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), as part of its simplification initiative. ASU 2015-03 changes the presentation of debt issuance costs by presenting those costs in the balance sheet as a direct deduction from the related debt liability. Amortization of the costs is reported as interest expense. We adopted ASU 2015-03 effective January 1, 2016, as required for public reporting entities, and that adoption reduced our assets, together with a corresponding reduction to our liabilities, by approximately $2,288,000 as of December 31, 2015. There was no impact on our statements of operations in 2015.

Reclassification – Certain 2015 amounts have been reclassified to conform to ASU 2015-03, as described above. These reclassifications had no effect on our reported consolidated net income or loss for prior periods.

(2)       Restrictions on Cash

Under the terms of our revolving senior credit facility (discussed in Note 5), we are required to maintain collection and escrow accounts that are used to fund the acquisition of contracts, pay annual contract premiums, pay interest and other charges under the facility, and collect contract benefits. The agent for the lender authorizes the disbursements from these accounts. At June 30, 2016 and December 31, 2015, there was a balance of $11,161,000, and $2,342,000, respectively, in these restricted cash accounts.

(3)      Investment in Life Insurance Contracts

Life insurance contracts are valued based on unobservable inputs that are significant to their overall fair value. Changes in the fair value of these contracts are recorded as gain or loss on life insurance contracts, net of cash premiums paid on those contracts, in our consolidated statements of operations. Fair value is determined on a discounted cash flow basis that incorporates life expectancy assumptions derived from reports obtained from widely accepted life expectancy providers, and assumptions relating to cost-of-insurance (premium) rates. The discount rate we apply incorporates current information about discount rate applied by other reporting companies owning portfolios of life insurance contracts, the discount rates observed in the life insurance secondary market, market interest rates, the credit exposure to the insurance company that issued the life insurance contract and management’s estimate of the risk premium a purchaser would require to receive the future cash flows derived from our portfolio as a whole. As a result of management’s analysis, discount rates of 11.05% and 11.09% were applied to our portfolio as of June 30, 2016 and December 31, 2015, respectively.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A summary of our contracts, organized according to their estimated life expectancy dates as of the date of this report, is as follows:

	As of June 30, 2016			As of December 31, 2015
Years Ending December 31,	Number of Contracts	Estimated Fair Value	Face Value	Number of Contracts	Estimated Fair Value	Face Value
2016	2	$4,535,000	$5,000,000	5	$7,503,000	$8,500,000
2017	13	13,967,000	17,339,000	12	12,875,000	17,418,000
2018	32	38,125,000	54,499,000	27	37,109,000	58,428,000
2019	52	55,547,000	95,808,000	51	54,242,000	100,967,000
2020	79	75,764,000	150,740,000	59	64,750,000	137,868,000
2021	66	58,619,000	138,718,000	48	45,724,000	116,805,000
2022	51	40,488,000	118,010,000	44	38,394,000	116,998,000
Thereafter	252	144,775,000	574,684,000	150	96,053,000	387,860,000
Totals	547	$431,820,000	$1,154,798,000	396	$356,650,000	944,844,000

We recognized life insurance benefits of $9,829,000 and $750,000 during the three months ended June 30, 2016 and 2015, respectively, related to contracts with a carrying value of $1,692,000 and $132,000, respectively, and as a result recorded realized gains of $8,137,000 and $618,000. We recognized life insurance benefits of $29,067,000 and $29,375,000 during the six months ended June 30, 2016 and 2015, respectively, related to contracts with a carrying value of $6,302,000 and $3,743,000, respectively, and as a result recorded realized gains of $22,765,000 and $25,632,000.

Reconciliation of gain on life insurance contracts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Change in fair value	$21,241,000	$14,028,000	$32,773,000	$12,134,000
Premiums and other fees	(8,995,000)	(6,172,000)	(17,441,000)	(12,509,000)
Contract maturities	8,137,000	618,000	22,765,000	25,632,000
Gain on life insurance contracts, net	$20,383,000	$8,474,000	$38,097,000	$25,257,000

We currently estimate that premium payments and servicing fees required to maintain our current portfolio of life insurance contracts in force for the next five years, assuming no mortalities, are as follows:

Years Ending December 31,	Premiums	Servicing	Premiums and Servicing Fees
Six months ending December 31, 2016	$18,708,000	$656,000	$19,364,000
2017	39,266,000	656,000	39,922,000
2018	43,010,000	656,000	43,666,000
2019	48,131,000	656,000	48,787,000
2020	53,558,000	656,000	54,214,000
2021	59,829,000	656,000	60,485,000
	$262,502,000	$3,936,000	$266,438,000

Management anticipates funding the premium payments estimated above with proceeds from our revolving senior credit facility, proceeds from additional debt and equity financing, and proceeds from maturities of life insurance contracts. The proceeds of these capital sources may also be used for the purchase, financing, and maintenance of additional life insurance contracts.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(4)       Fair Value Definition and Hierarchy

ASC 820, Fair Value Measurement (“ASC 820”), establishes a hierarchical disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is affected by a number of factors, including the type of investment, the characteristics specific to the investment and the state of the marketplace, including the existence and transparency of transactions between market participants. Assets and liabilities with readily available and actively quoted prices, or for which fair value can be measured from actively quoted prices in an orderly market, generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. ASC 820 maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring the use of observable inputs whenever available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect assumptions about how market participants price an asset or liability developed based on the best available information. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

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

Level 3 Valuation Process

The estimated fair value of our portfolio of life insurance contracts is determined on a quarterly basis by our portfolio management committee, taking into consideration changes in discount rate assumptions, estimated premium payments and life expectancy estimate assumptions, as well as any changes in economic and other relevant conditions. The discount rate incorporates current information about discount rate applied by other reporting companies owning portfolios of life insurance contracts, the discount rates observed in the life insurance secondary market, market interest rates, the credit exposure to the insurance company that issued the life insurance contract and management’s estimate of the risk premium a purchaser would require to receive the future cash flows derived from our portfolio as a whole.

These inputs are then used to estimate the discounted cash flows from the portfolio using the Model Actuarial Pricing System probabilistic portfolio price model, which estimates the cash flows using various mortality probabilities and scenarios. The valuation process includes a review by senior management as of each valuation date. We also engage a third-party expert to independently test the accuracy of the valuations using the inputs we provide on a quarterly basis. See Exhibit 99.1 filed herewith.

The following table reconciles the beginning and ending fair value of our Level 3 investments in our portfolio of life insurance contracts for the periods ended June 30, as follows:

	Three month ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Beginning balance	$387,402,000	$278,395,000	$356,650,000	$282,883,000
Purchases	24,869,000	9,208,000	48,700,000	10,225,000
Maturities (cash in excess of carrying value)	(1,692,000)	(132,000)	(6,303,000)	(3,743,000)
Net change in fair value	21,241,000	14,028,000	32,773,000	12,134,000
Ending balance (June 30)	$431,820,000	$301,499,000	$431,820,000	$301,499,000

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

We periodically update the independent life expectancy estimates on the insured lives in our portfolio, other than insured lives covered under small face amount contracts (i.e., under $1 million in face amount), on a continuous rotating three-year cycle.  Accordingly, we update life expectancies for approximately one-twelfth of our portfolio each quarter.

The following table summarizes the inputs utilized in estimating the fair value of our portfolio of life insurance contracts:

	As of June 30, 2016	As of December 31, 2015
Weighted-average age of insured, years	82.1	82.6
Weighted-average life expectancy, months	81.3	79.3
Average face amount per contract	$2,111,000	$2,386,000
Discount rate	11.05%	11.09%

These assumptions are, by their nature, inherently uncertain and the effect of changes in estimates may be significant. For example, if the life expectancy estimates were increased or decreased by four and eight months on each outstanding contract, and the discount rates were increased or decreased by 1% and 2%, while all other variables were held constant, the fair value of our investment in life insurance contracts would increase or (decrease) as summarized below:

Change in Fair Value of the Investment in Life Insurance Contracts

	Change in life expectancy estimates
	minus 8 months	minus 4 months	plus 4 months	plus 8 months

June 30, 2016	$58,540,000	$29,087,000	$(28,537,000)	$(56,562,000)
December 31, 2015	$48,339,000	$24,076,000	$(23,501,000)	$(46,482,000)

	Change in discount rate
	minus 2%	minus 1%	plus 1%	plus 2%

June 30, 2016	$45,656,000	$21,871,000	$(20,155,000)	$(38,770,000)
December 31, 2015	$35,024,000	$16,786,000	$(15,485,000)	$(29,803,000)

Other Fair Value Considerations

The carrying value of receivables, prepaid expenses, accounts payable and accrued expenses approximate fair value due to their short-term maturities and low credit risk. Using the income-based valuation approach, the estimated fair value of our Series I Secured Notes payable and L Bonds, having a combined aggregate face value of $352,997,000 as of June 30, 2016, is approximately $354,557,000 based on a weighted-average market interest rate of 7.10%. The carrying value of the revolving senior credit facility reflects interest charged at the commercial paper rate plus an applicable margin. The margin represents our credit risk, and the strength of the portfolio of life insurance contracts collateralizing the debt. The overall rate reflects market, and the carrying value of the facility approximates fair value.

Our wholly owned subsidiary GWG MCA Capital, Inc. (“GWG MCA”) participates in the merchant cash advance by directly advancing sums to merchants and lending money, on a secured basis, to companies that advance sums to merchants. Each quarter, we review the carrying value of these advances and loans, and determine if an impairment reserve is necessary. At June 30, 2016 we determined that one of our secured loans was potentially impaired. The secured loan to Nulook Capital LLC had an outstanding balance of $3,304,000 and a loan loss reserve of $400,000 at June 30, 2016. We deem fair value to be the estimated collectible value on each loan made from GWG MCA. Where we estimate the collectible amount to be less than the outstanding balance, we record a reserve for the difference.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes outstanding warrants as of June 30, 2016:

Month issued	Warrants issued	Fair value per share	Risk free rate	Volatility	Term
December 2011	68,937	$0.22	0.42%	25.25%	5 years
March 2012	38,130	$0.52	0.38%	36.20%	5 years
June 2012	161,840	$1.16	0.41%	47.36%	5 years
July 2012	144,547	$1.16	0.41%	47.36%	5 years
September 2012	2,500	$0.72	0.31%	40.49%	5 years
September 2014	16,000	$1.26	1.85%	17.03%	5 years
	431,954

(5)       Credit Facility – Autobahn Funding Company LLC

Through our subsidiaries GWG DLP Funding II, LLC (“DLP II”) and GWG DLP Funding III, LLC (“DLP III”), we are party to a $105 million revolving senior credit facility with Autobahn Funding Company LLC (“Autobahn”), providing us with a $105 million maximum borrowing amount. The facility is governed by a Credit and Security Agreement (the “Agreement”), and DZ Bank AG Deutsche Zentral-Genossenschaftsbank (“DZ Bank”) acts as the agent for Autobahn under the Agreement. The Agreement was amended and restated for the second time on May 11, 2015, primarily to add DLP III as a party, increase the total borrowing limit from $100 million to $105 million, and extend the maturity date for borrowings under the facility to June 30, 2018.

Advances under the facility bear interest at a commercial paper rate of the lender at the time of the advance, or at the lender’s cost of borrowing plus 4.25%, which is 1.75% less than interest charged under the facility prior to May 11, 2015 amendment. We make interest payments on a monthly basis. The effective rate of interest was 5.48% at June 30, 2016 and 5.58% at December 31, 2015. The weighted-average effective interest rate, after excluding an unused line fee, was 5.47% and 5.37% for the three months ended June 30, 2016 and 2015, respectively, and 5.57% and 6.00% for the six months ended June 30, 2016 and 2015, respectively.

The amount outstanding under this facility was $82,011,000 and $65,011,000 at June 30, 2016 and December 31, 2015, respectively. GWG Holdings is a performance guarantor of the various obligations of GWG Life, LLC (“GWG Life”), as servicer, under the Agreement. Obligations under the facility are secured by our pledge of ownership in our life insurance contracts to DZ Bank through an arrangement under which Wells Fargo serves as a securities intermediary.

The Agreement has certain financial (as described below) and nonfinancial covenants, and we were in compliance with these covenants at June 30, 2016 and December 31, 2015.

The Company has agreed to maintain (i) a positive consolidated net income on a non-GAAP basis (as defined and calculated under the Agreement) for each complete fiscal year, (ii) a tangible net worth on a non-GAAP basis (again, as defined and calculated under the Agreement) of not less than $45 million, and (iii) maintain cash and eligible investments of $15 million or above.

Consolidated non-GAAP net income and non-GAAP tangible net worth as of and for the four quarters ended June 30, 2016, as calculated under the Agreement, was $30,628,000 and $128,454,000, respectively.

Total funds available for additional borrowings under the facility at June 30, 2016 and December 31, 2015, were $22,989,000 and $39,989,000 respectively.

(6)       Series I Secured Notes

Series I Secured Notes (“Notes”) are legal obligations of our subsidiary GWG Life and were privately offered and sold from August 2009 through June 2011. The Notes are secured by the assets of GWG Life and are subordinate to obligations under our revolving senior credit facility (see Note 5). We are party to a Third Amended and Restated Note Issuance and Security Agreement dated November 1, 2011, as amended, under which GWG Life is obligor, GWG Holdings is guarantor, and Lord Securities Corporation serves as trustee of the GWG Life Trust (“Trust”). This agreement contains certain financial and non-financial covenants, and we were in compliance with these covenants at June 30, 2016 and December 31, 2015.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Notes were sold with original maturity dates ranging from six months to seven years, and with fixed interest rates varying from 5.65% to 9.55% depending on the term of the Note. The Notes have renewal features under which we may elect to permit their renewal, subject to the right of bondholders to elect to receive payment at maturity. Effective September 1, 2016, we no longer anticipate renewing the Notes.

Interest on the Notes is payable monthly, quarterly, annually or at maturity depending on the election of the investor. At June 30, 2016 and December 31, 2015, the weighted-average interest rate of our Notes was 8.62% and 8.47%, respectively. The principal amount of Notes outstanding was $18,283,000 and $23,578,000 at June 30, 2016 and December 31, 2015, respectively. The difference between the amount outstanding on the Notes and the carrying amount on our balance sheet is due to netting of unamortized deferred issuance costs. Overall, interest expense includes amortization of deferred financing and issuance costs of $82,000 and $193,000 for the three and six months ended June 30, 2016 and $81,000 and $211,000 for the three and six months ended June 30, 2015. Future expected amortization of deferred financing costs is $317,000 in total over the next six years.

Future contractual maturities of Notes payable and future amortization of their deferred financing costs at June 30, 2016 are as follows:

Years Ending December 31,	Contractual Maturities	Amortization of Deferred Financing Costs
Six months ending December 31, 2016	$3,574,000	$14,000
2017	8,758,000	113,000
2018	2,401,000	56,000
2019	869,000	16,000
2020	1,766,000	59,000
Thereafter	915,000	59,000
	$18,283,000	$317,000

(7)       L Bonds

Our L Bonds are legal obligations of GWG Holdings. Obligations under the L Bonds are secured by the assets of GWG Holdings and by GWG Life, as a guarantor, and are subordinate to the obligations under our revolving senior credit facility (see Note 5). We began publicly offering and selling L Bonds in January 2012 under the name “Renewable Secured Debentures.” These debt securities were re-named “L Bonds” in January 2015. L Bonds are presently being publicly offered and sold on a continuous basis under a registration statement permitting us to sell up to $1.0 billion in principal amount of L Bonds. We are party to an indenture governing the L Bonds and dated October 19, 2011, as amended (“Indenture”), under which GWG Holdings is obligor, GWG Life is guarantor, and Bank of Utah serves as indenture trustee. The Indenture contains certain financial and non-financial covenants, and we were in compliance with these covenants at June 30, 2016 and December 31, 2015.

L Bonds have maturity dates ranging from six months to seven years, and fixed interest rates varying from 4.25% to 9.50% depending on the term of the bond. The bonds have renewal features under which we may elect to permit their renewal, subject to the right of bondholders to elect to receive payment at maturity. Interest is payable monthly or annually depending on the election of the investor.

At June 30, 2016 and December 31, 2015, the weighted-average interest rate of our L Bonds was 7.17% and 7.18%, respectively. The principal amount of L Bonds outstanding was $334,714,000 and $282,171,000 at June 30, 2016 and December 31, 2015, respectively. The difference between the amount of outstanding L Bonds and the carrying amount on our balance sheets is due to netting of unamortized deferred issuance costs and cash receipts for new issuances in process. Amortization of deferred issuance costs was $1,721,000 and $3,289,000 for the three and six months ended June 30, 2016 and $1,366,000 and $2,340,000 for the three and six months ended June 30, 2015. Future expected amortization of deferred financing costs as of June 30, 2016 is $9,960,000 in total over the next eight years.

Effective September 1, 2016, we will cease selling 6-month and 1-year L Bonds until further notice. In addition, effective September 1, 2016, the L Bond interest rates will change to 5.50%, 6.25%, 7.50% and 8.50% for the 2-, 3-, 5- and 7-year L Bonds, respectively.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Future contractual maturities of L Bonds, and future amortization of their deferred financing costs, at June 30, 2016 are as follows:

Years Ending December 31,	Contractual Maturities	Amortization of Deferred Financing Costs
Six months ending December 31, 2016	$58,270,000	$364,000
2017	85,052,000	1,764,000
2018	87,168,000	2,986,000
2019	50,526,000	2,148,000
2020	19,457,000	845,000
Thereafter	34,241,000	1,853,000
	$334,714,000	$9,960,000

(8)     Note Payable to Related Party

In February 2016, GWG MCA acquired certain assets relating to our merchant cash advance business. To finance this acquisition, GWG MCA borrowed $1,760,000 from Insurance Strategies Fund, LLC, as evidenced by an unsecured promissory note dated February 16, 2016. GWG MCA paid off the promissory note in its entirety in June 2016.

(9)     Convertible Preferred Stock

From July 2011 until September 2012, we privately offered shares of Series A Preferred Stock (“Series A”) of GWG Holdings at $7.50 per share. In the offering, we sold an aggregate of 3,278,000 shares for gross consideration of $24,582,000. Holders of Series A are entitled to cumulative dividends at the rate of 10% per annum, paid quarterly. Dividends on the Series A are included as interest expense in the statements of operations. Under certain circumstances described in the Certificate of Designation for the Series A, additional Series A shares may be issued in lieu of cash dividends at the rate of $7.00 per share.

Holders of Series A are entitled to a liquidation preference equal to the stated value of their preferred shares (i.e., $7.50 per share) plus accrued but unpaid dividends. Holders of Series A may presently convert each share of their Series A into 0.75 shares of our common stock.

As of June 30, 2016, we issued an aggregate of 423,000 shares of Series A in satisfaction of $2,959,000 in dividends on the Series A, and an aggregate of 693,000 shares of Series A were converted into 520,000 shares of our common stock. As of June 30, 2016, we had 2,738,000 Series A shares outstanding with respect to which we incurred aggregate issuance costs of $2,838,000, all of which is included as a component of additional paid-in capital.

Purchasers of Series A in our offering received three-year warrants to purchase an aggregate of 431,954 shares of our common stock at an exercise price of $12.50 per share. The grant date fair value of these warrants was $428,000. As of June 30, 2016 and December 31, 2015, none of these warrants were exercised, and the weighted-average remaining life of these warrants was 0.93 and 1.43, respectively.

In September 2012, we completed a public offering of our common stock and, as a result, the Series A was reclassified from temporary equity to permanent equity. We may redeem Series A shares at a price equal to 110% of their liquidation preference ($7.50 per share) at any time. As of June 30, 2016, we have redeemed an aggregate of 277,000 shares of Series A.

 (10)       Redeemable Preferred Stock

Beginning November 30, 2015, we began publicly offering up to 100,000 shares of Redeemable Preferred Stock (“RPS”) at $1,000 per share. Holders of RPS are entitled to cumulative dividends at the rate of 7% per annum, paid monthly. Dividends on the RPS are included as interest expense in the statements of operations. Under certain circumstances described in the Certificate of Designation for the RPS, additional shares of RPS may be issued in lieu of cash dividends.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The RPS ranks senior to our common stock and pari passu with our Series A, and entitles its holders to a liquidation preference equal to the stated value per share (i.e., $1,000) plus accrued but unpaid dividends. Holders of RPS may presently convert their RPS into our common stock at a conversion price equal to the volume-weighted average price of our common stock for the 20 trading days immediately prior to the date of conversion, subject to a minimum conversion price of $15.00 and in an aggregate amount limited to 15% of the stated value of RPS originally purchased by such holder from us and still held by such holder.

Holders of RPS may request that we redeem their RPS at a price equal to their liquidation preference, less an applicable redemption fee, if any. Nevertheless, the Certificate of Designation for RPS permits us to decline requests for redemption in certain circumstances. Subject to certain restrictions and conditions, we may also redeem shares of RPS without a redemption fee upon a holder’s death, total disability or bankruptcy. In addition, after one year from the date of original issuance, we may, at our option, call and redeem shares of RPS at a price equal to their liquidation preference.

As of June 30, 2016, we had sold 12,222 shares of RPS for aggregate gross consideration of $12,213,000, and incurred approximately $917,000 of selling costs related to the sale of those shares.

(11)    GWG MCA Capital, Inc - 9% Preferred Stock

Beginning March 31, 2016, GWG MCA began privately offering up to 2,000,000 shares of GWG MCA 9% Preferred Stock (“MCA Preferred”) at $10.00 per share. Holders of MCA Preferred are entitled to cumulative dividends at a rate of 9% per annum, paid monthly. Dividends on the MCA Preferred are included as interest expense in the statements of operations. Under certain circumstances described in the Certificate of Designation for the MCA Preferred, additional shares of MCA Preferred may be issued in lieu of cash dividends. The MCA Preferred ranks senior to the common stock of MCA (all of which common stock is held by GWG Holdings) and entitles its holders to a liquidation preference equal to the stated value per share (i.e., $10.00) plus accrued but unpaid dividends.

Holders of MCA Preferred may request that GWG MCA redeem their MCA Preferred at a price equal to their liquidation preference, less an applicable redemption fee, if any. Nevertheless, the Certificate of Designation for MCA Preferred permits GWG MCA to decline requests for redemption in certain circumstances. In addition, after one year from the date of original issuance, GWG MCA may, at its option, call and redeem shares of MCA Preferred at a price equal to the stated value per share. As of June 30, 2016, a total of 7,155 shares of MCA Preferred had been sold for aggregate gross consideration of $72,000 and approximately $7,000 of selling costs related to the sale of these shares were incurred.

(12)    Income Taxes

We had a current income tax liability as of $0 as of both June 30, 2016 and December 31, 2015. The components of current and deferred income tax expense for the three and six months ended June 30, 2016 and 2015, respectfully, consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Income tax provision (benefit):
Current:
Federal	$(23,000)	$(182,000)	$-	$141,000
State	$(6,000)	$(64,000)	$-	$40,000
Total current tax expense (benefit)	(29,000)	(246,000)	-	181,000
Deferred:
Federal	$1,397,000	$(670,000)	$2,203,000	$984,000
State	$454,000	$(261,000)	$704,000	$268,000
Total deferred tax expense (benefit)	1,851,000	(931,000)	2,907,000	1,252,000
Total income tax expense (benefit)	1,822,000	(1,177,000)	2,907,000	1,433,000

The primary differences between the June 30, 2016 effective tax rate and the statutory federal rate are the accrual of non-deductible preferred stock dividend expense of $1,112,000, state taxes, and other non-deductible expenses. The most significant temporary differences between GAAP net income and taxable net income are the treatment of interest costs with respect to the acquisition of the life insurance contracts and revenue recognition with respect to the mark-to-market of our life insurance portfolio.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(13)    Common Stock

In September 2014, we consummated an initial public offering of our common stock resulting in the sale of 800,000 shares of common stock at $12.50 per share, and net proceeds of approximately $8.6 million after the payment of underwriting commissions, discounts and expense reimbursements. In connection with this offering, we listed our common stock on the NASDAQ Capital Market under the ticker symbol “GWGH.”

On June 24, 2015 we issued 60,000 restricted common shares at $9.70 per share, determined by the closing market price on the date of grant, to a vendor as payment for services to be rendered over three years. The cost of these shares is amortized over a 12-month period. On March 17, 2016, we issued an additional 6,500 restricted common shares at an average price of $7.16 per share, determined by the closing market price on the date of grant, to this same vendor for additional services provided to us. On April 25, 2016, we issued 25,000 restricted shares of common stock at $6.25 per share, determined by the closing market price on the date of grant, to a vendor as a form of payment for services the vendor is providing to us, which is expensed in the current period.

(14)    Stock Incentive Plan

We adopted our GWG Holdings 2013 Stock Incentive Plan in March 2013. The Compensation Committee of our Board of Directors administers the plan. Incentives under the plan may be granted incentive stock options and non-statutory stock options; stock appreciation rights; stock awards; restricted stock; restricted stock units; and performance shares. Eligible participants include officers and employees of GWG Holdings and its subsidiaries, members of our Board of Directors, and consultants. 2,000,000 common shares are presently issuable under the plan.

Through June 30, 2016, we issued stock options for 1,110,865 shares of common stock to employees, officers, and directors under the plan. Options for 577,196 shares have vested, and the remaining options are scheduled to vest over three years. The options were issued with an exercise price between $6.35 and $10.18 for those beneficially owning more than 10% of our common stock, and between $6.00 and $10.25 for all others, which is equal to the estimated market price of the shares on the date of grant using Black-Scholes binomial option pricing model. The expected annualized volatility used in the Black-Scholes model valuation of options issued during the period was 26.6%. The annual volatility rate is based on the standard deviation of the average continuously compounded rate of return of five selected comparable companies over the previous 52 weeks. A forfeiture rate of 15% is based on historical information and expected future trend. As of June 30, 2016, stock options for 360,685 shares were forfeited and stock options for 28,001 shares were exercised.

Outstanding stock options:

	Vested	Un-vested	Total
Balance as of December 31, 2014	314,288	685,813	1,000,101
Granted during the year	79,500	273,700	353,200
Vested during the year	238,999	(238,999)	-
Exercised during the year	(27,667)	-	(27,667)
Forfeited during the year	(121,417)	(150,602)	(272,019)
Balance as of December 31, 2015	483,703	569,912	1,053,615
Granted during the year	15,000	67,750	82,750
Vested during the year	84,917	(84,917)	-
Forfeited during the year	(6,424)	(19,076)	(25,500)
Balance as of June 30, 2016	577,196	533,669	1,110,865

Compensation expense related to un-vested options not yet recognized is $475,000. We expect to recognize this compensation expense over the next three years ($173,000 in 2016, $208,000 in 2017, $72,000 in 2018, and $22,000 in 2019).

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(15)    Net Income per Common Share

We have outstanding Series A shares, as described in Note 9. The Series A is dilutive to our net income per common share calculation at both June 30, 2016 and 2015. We also issued warrants to purchase common stock in conjunction with the sale of Series A (see Note 9). Both those warrants and our vested stock options are anti-dilutive as of both June 30, 2016 and 2015 and have not been included in the fully diluted net loss per common share calculation. We issued Redeemable Preferred Stock (see Note 10) that is non-dilutive, as the minimum conversion price of $15 per common share is above market price.

(16)    Commitments

We are party to an office lease with U.S. Bank National Association as the landlord. The lease was originally for 11,695 square feet of office space located at 220 South Sixth Street, Minneapolis, Minnesota, began in April 2012 and had an original term expiring August 31, 2015. On September 1, 2015, we entered into an amendment to this lease that expanded the leased space to 17,687 square feet and extended the term through August 31, 2025. Under the amended lease we are obligated to pay base rent plus common area maintenance and a share of building operating costs. Rent expenses under these lease arrangements were $123,000 and $55,000 for the three months ended June 30, 2016 and 2015, respectively, and $232,000 and $122,000 for the six months ended June 30, 2016 and 2015, respectively.

Minimum lease payments under the amended lease are as follows:

Six months ending December 31, 2016	$87,000
2017	178,000
2018	185,000
2019	191,000
2020	198,000
2021	204,000
2022	210,000
2023	217,000
2024	223,000
2025	230,000
2026	38,000
$1,961,000

(17)    Contingencies

Litigation – In the normal course of business, we are involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on our financial position, results of operations or cash flows.

(18)    Guarantee of L Bonds

We are publicly offering and selling L Bond under a registration statement declared effective by the SEC, as described in Note 7. Our obligations under the L Bonds are secured by substantially all the assets of GWG Holdings, a pledge of all the common stock held by our largest individual stockholders, and by a guarantee and corresponding grant of a security interest in substantially all the assets of GWG Life. As a guarantor, GWG Life has fully and unconditionally guaranteed the payment of principal and interest on the L Bonds. Substantially all of GWG’s life insurance contracts are held by DLP III and the Trust. The contracts held by DLP III are not collateral for the L Bond obligations as such contracts serve as collateral for the senior credit facility.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The consolidating financial statements are presented in lieu of separate financial statements and other related disclosures of the subsidiary guarantor and issuer because management does not believe that separate financial statements and related disclosures would be material to investors. There are currently no significant restrictions on the ability of GWG Holdings or GWG Life, the guarantor subsidiary, to obtain funds from its subsidiaries by dividend or loan, except as provided herein. DLP II and DLP III are borrowers under a revolving senior credit facility with Autobahn, under which DZ Bank serves as agent, as described in Note 5. The significant majority of insurance contracts we own are subject to a collateral arrangement with DZ Bank described in Notes 2 and 5. Under this arrangement, collection and escrow accounts are used to fund premiums for the insurance contracts and to pay interest and other charges under the revolving senior credit facility. DZ Bank and Autobahn must authorize all disbursements from these accounts, including any distributions to GWG Life. Distributions are limited to an amount that would result in the borrowers (i.e., DLP II, DLP III, GWG Life and GWG Holdings) realizing an annualized rate of return on mortality benefits for such assets of not more than 18%, as determined by DZ Bank. After such amount is reached, the agreement governing the senior revolving credit facility requires that excess funds be used for repayments of borrowings before any additional distributions may be made.

The following represents consolidating financial information as of June 30, 2016 and December 31, 2015, with respect to the financial position, and for the three and six months ended June 30, 2016 and 2015, with respect to results of operations and cash flows of GWG Holdings and its subsidiaries. The parent column presents the financial information of GWG Holdings, the primary obligor for the L Bonds. The guarantor subsidiary column presents the financial information of GWG Life, the guarantor subsidiary of the L Bonds, presenting its investment in DLP II, DLP III and the Trust under the equity method. The non-guarantor subsidiaries column presents the financial information of all non-guarantor subsidiaries, including DLP II, DLP III and the Trust.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Balance Sheets

June 30, 2016	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

A S S E T S

Cash and cash equivalents	$10,051,621	$6,822,484	$505,245	$-	$17,379,350
Restricted cash	-	4,924,308	6,236,485	-	11,160,793
Investment in life insurance contracts, at fair value	-	-	431,820,437	-	431,820,437
Secured MCA advances	-	-	4,328,317	-	4,328,317
Life insurance contract benefits receivable	-	-	6,829,022	-	6,829,022
Other assets	4,901,911	1,367,483	30,926	(2,789,877)	3,510,443
Investment in subsidiaries	358,804,767	363,647,320	-	(722,452,087)	-

TOTAL ASSETS	$373,758,299	$376,761,595	$449,750,432	$(725,241,964)	$475,028,362

L I A B I L I T I E S & S T O C K H O L D E R S' E Q U I T Y (D E F I C I T)

LIABILITIES
Revolving senior credit facility	$-	$(2,639,306)	$80,115,298	$-	$77,475,992
Series I Secured Notes	-	17,965,653	-	-	17,965,653
L Bonds	327,322,906	-	-	-	327,322,906
Notes payable to related parties	-	-	2,700,000	(2,700,000)	-
Accounts payable	1,270,216	462,220	796,770	-	2,529,206
Interest payable	9,493,254	3,502,812	417,557	(89,877)	13,323,746
Other accrued expenses	680,545	589,682	85,039	-	1,355,266
Deferred taxes, net	4,670,715	-	-	-	4,670,715
TOTAL LIABILITIES	343,437,636	19,881,061	84,114,664	(2,789,877)	444,643,484

STOCKHOLDERS’ EQUITY (DEFICIT)
Member capital	-	356,880,534	365,571,553	(722,452,087)	-
Convertible preferred stock	20,445,320	-	-	-	20,445,320
Redeemable preferred stock	12,212,767	-	-	-	12,212,767
MCA preferred stock	-	-	71,555	-	71,555
Common stock	5,975	-	-	-	5,975
Additional paid-in capital	16,495,730	-	(7,340)	-	16,488,390
Accumulated deficit	(18,839,129)	-	-	-	(18,839,129)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	30,320,663	356,880,534	365,635,768	(722,452,087)	30,384,878

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$373,758,299	$376,761,595	$449,750,432	$(725,241,964)	$475,028,362

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Balance Sheets (continued)

December 31, 2015	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

A S S E T S

Cash and cash equivalents	$32,292,162	$1,982,722	$150,221	$-	$34,425,105
Restricted cash	-	2,102,257	239,643	-	2,341,900
Investment in life insurance contracts, at fair value	-	-	356,649,715	-	356,649,715
Other assets	1,742,074	688,071	30,900	-	2,461,045
Investment in subsidiaries	269,886,254	291,295,951	-	(561,182,205)	-

TOTAL ASSETS	$303,920,490	$296,069,001	$357,070,479	$(561,182,205)	$395,877,765

L I A B I L I T I E S & S T O C K H O L D E R S' E Q U I T Y (D E F I C I T)

LIABILITIES
Revolving senior credit facility	$-	$(1,000,000)	$64,279,596	$-	$63,279,596
Series I Secured Notes	-	23,287,704	-	-	23,287,704
L Bonds	276,482,796	-	-	-	276,482,796
Accounts payable	280,988	157,217	1,079,235	-	1,517,440
Interest payable	8,529,959	3,544,626	265,476	-	12,340,061
Other accrued expenses	717,365	343,421	-	-	1,060,786
Deferred taxes, net	1,763,968	-	-	-	1,763,968
TOTAL LIABILITIES	287,775,076	26,332,968	65,624,307	-	379,732,351

STOCKHOLDERS’ EQUITY (DEFICIT)
Member capital	-	269,736,033	291,446,172	(561,182,205)	-
Convertible preferred stock	20,784,841	-	-	-	20,784,841
Common stock	5,942	-	-	-	5,942
Additional paid-in capital	17,149,391	-	-	-	17,149,391
Accumulated deficit	(21,794,760)	-	-	-	(21,794,760)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	16,145,414	269,736,033	291,446,172	(561,182,205)	16,145,414

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$303,920,490	$296,069,001	$357,070,479	$(561,182,205)	$395,877,765

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Operations

For the six months ended June 30, 2016	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Origination and servicing income	$-	$13,417	$-	$(13,417)	$-
Gain on life insurance contracts, net	-	-	38,097,059	-	38,097,059
MCA income	-	-	368,216	-	368,216
Interest and other income	106,019	1,012	198,946	(89,877)	216,100
TOTAL REVENUE	106,019	14,429	38,664,221	(103,294)	38,681,375

EXPENSES
Origination and servicing fees	-	-	13,417	(13,417)	-
Interest expense	15,730,192	1,301,971	3,083,680	(89,877)	20,025,966
Employee compensation and benefits	3,175,323	2,113,049	249,333	-	5,537,705
Legal and professional fees	1,378,335	1,011,155	120,991	-	2,510,481
Other expenses	2,777,326	1,394,028	573,491	-	4,744,845
TOTAL EXPENSES	23,061,176	5,820,203	4,040,912	(103,294)	32,818,997

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(22,955,157)	(5,805,774)	34,623,309	-	5,862,378

EQUITY IN INCOME OF SUBSIDIARY	28,817,535	35,136,402	-	(63,953,937)	-

INCOME BEFORE INCOME TAXES	5,862,378	29,330,628	34,623,309	(63,953,937)	5,862,378

INCOME TAX EXPENSE	2,906,747	-	-	-	2,906,747
NET INCOME	$2,955,631	$29,330,628	$34,623,309	$(63,953,937)	$2,955,631

For the six months ended June 30, 2015	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Origination and servicing income	$-	$1,018,750	$-	$(1,018,750)	$-
Gain on life insurance contracts, net	-	-	25,257,295	-	25,257,295
Interest and other income	25,023	6,880	107,773	-	139,676
TOTAL REVENUE	25,023	1,025,630	25,365,068	(1,018,750)	25,396,971

EXPENSES
Origination and servicing fees	-	-	1,018,750	(1,018,750)	-
Interest expense	11,031,758	1,458,965	2,008,158	-	14,498,881
Employee compensation and benefits	2,911,596	961,046	-	-	3,872,642
Legal and professional fees	828,858	337,326	-	-	1,166,184
Other expenses	2,056,188	1,302,036	56,836	-	3,415,060
TOTAL EXPENSES	16,828,400	4,059,373	3,083,744	(1,018,750)	22,952,767

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(16,803,377)	(3,033,743)	22,281,324	-	2,444,204

EQUITY IN INCOME OF SUBSIDIARY	19,247,581	22,281,217	-	(41,528,798)	-

INCOME BEFORE INCOME TAXES	2,444,204	19,247,474	22,281,324	(41,528,798)	2,444,204

INCOME TAX EXPENSE	1,432,728	-	-	-	1,432,728
NET INCOME	$1,011,476	$19,247,474	$22,281,324	$(41,528,798)	$1,011,476

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Operations (continued)

For the three months ended June 30, 2016	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Gain on life insurance contracts, net	-	-	20,383,347	-	20,383,347
MCA income	-	-	223,255	-	223,255
Interest and other income	71,222	706	157,927	(58,975)	170,880
TOTAL REVENUE	71,222	706	20,764,529	(58,975)	20,777,482

EXPENSES
Interest expense	8,131,369	644,735	1,648,452	(58,975)	10,365,581
Employee compensation and benefits	1,638,893	1,283,968	148,646	-	3,071,507
Legal and professional fees	783,596	476,505	44,252	-	1,304,353
Other expenses	1,519,349	425,354	387,982	-	2,332,685
TOTAL EXPENSES	12,073,207	2,830,562	2,229,332	(58,975)	17,074,126

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(12,001,985)	(2,829,856)	18,535,197	-	3,703,356

EQUITY IN INCOME OF SUBSIDIARY	15,705,341	18,835,036	-	(34,540,377)	-

INCOME BEFORE INCOME TAXES	3,703,356	16,005,180	18,535,197	(34,540,377)	3,703,356

INCOME TAX BENEFIT	1,822,030	-	-	-	1,822,030
NET INCOME	$1,881,326	$16,005,180	$18,535,197	$(34,540,377)	$1,881,326

For the three months ended June 30, 2015	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Origination and servicing income	$-	$661,264	$-	$(661,264)	$-
Gain on life insurance contracts, net	-	-	8,473,886	-	8,473,886
Interest and other income	17,480	430	72,470	-	90,380
TOTAL REVENUE	17,480	661,694	8,546,356	(661,264)	8,564,266

EXPENSES
Origination and servicing fees	-	-	661,264	(661,264)	-
Interest expense	5,781,796	684,879	855,672	-	7,322,347
Employee compensation and benefits	1,605,795	538,930	-	-	2,144,725
Legal and professional fees	351,507	291,424	-	-	642,931
Other expenses	1,104,826	732,243	44,252	-	1,881,321
TOTAL EXPENSES	8,843,924	2,247,476	1,561,188	(661,264)	11,991,324

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(8,826,444)	(1,585,782)	6,985,168	-	(3,427,058)

EQUITY IN INCOME OF SUBSIDIARY	5,399,386	6,985,112	-	(12,384,498)	-

INCOME BEFORE INCOME TAXES	(3,427,058)	5,399,330	6,985,168	(12,384,498)	(3,427,058)

INCOME TAX BENEFIT	(1,176,643)	-	-	-	(1,176,643)
NET INCOME (LOSS)	$(2,250,415)	$5,399,330	$6,985,168	$(12,384,498)	$(2,250,415)

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2016	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,955,631	$29,330,628	$34,623,309	$(63,953,937)	$2,955,631
Adjustments to reconcile net income to net cash flows from operating activities:
(Equity) of subsidiaries	(28,817,535)	(35,136,402)	-	63,953,937	-
Gain on life insurance contracts	-	-	(32,772,929)	-	(32,772,929)
Amortization of deferred financing and issuance costs	3,909,923	(1,446,463)	848,702	-	3,312,162
Deferred income taxes	2,906,747	-	-	-	2,906,747
Preferred stock dividends payable	330,049	-	-	-	330,049
(Increase) in operating assets:
Life insurance contract benefits receivable	-	-	(6,829,022)		(6,829,022)
Other assets	(60,457,838)	(37,895,574)	-	97,315,946	(1,037,466)
Increase (decrease) in operating liabilities:
Due to related party	(2,802,976)	1,195	2,700,000	-	(101,781)
Accounts payable and accrued expenses	2,240,523	717,298	(1,765,065)	-	1,192,756
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(79,735,476)	(44,429,318)	(3,195,005)	97,315,946	(30,043,853)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance contracts	-	-	(48,700,036)	-	(48,700,036)
Carrying value of matured life insurance contracts	-	-	6,302,243	-	6,302,243
Investment in Secured MCA advances	-	-	(5,647,414)	-	(5,647,414)
Proceeds from Secured MCA advances	-	-	1,025,792	-	1,025,792
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(47,019,415)	-	(47,019,415)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on Senior Revolving Credit Facility	-	-	17,000,000	-	17,000,000
Payments for redemption of Series I Secured Notes	-	(5,722,743)	-	-	(5,722,743)
Proceeds from issuance of L Bonds	71,126,660	-	-	-	71,126,660
Payments for redemption and issuance of L Bonds	(22,663,475)	-	-	-	(22,663,475)
Proceeds from (increase in) restricted cash	-	(2,822,051)	(5,996,843)	-	(8,818,894)
Issuance of common stock	212,670	-	-	-	212,670
Proceeds from issuance of preferred stock	10,429,654	-	71,555	-	10,501,209
Payments for issuance and redemption of preferred stock	(1,610,574)	-	(7,340)	-	(1,617,914)
Issuance of member capital	-	57,813,874	39,502,072	(97,315,946)	-
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	57,494,935	49,269,080	50,569,444	(97,315,946)	60,017,513

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(22,240,541)	4,839,762	355,024	-	(17,045,755)

CASH AND CASH EQUIVALENTS
BEGINNING OF THE PERIOD	32,292,162	1,982,722	150,221	-	34,425,105

END OF THE PERIOD	$10,051,621	$6,822,484	$505,245	$-	$17,379,350

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Consolidating Statements of Cash Flows (continued)

For the six months ended June 30, 2015	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,011,476	$19,247,474	$22,281,324	$(41,528,798)	$1,011,476
Adjustments to reconcile net income to net cash flows from operating activities:
(Equity) of subsidiaries	(19,247,582)	(22,281,216)	-	41,528,798	-
Gain on life insurance contracts	-	-	(12,134,482)	-	(12,134,482)
Amortization of deferred financing and issuance costs	1,729,175	211,116	(1,982,295)	-	(42,004)
Deferred income taxes	1,251,781	-	-	-	1,251,781
Preferred stock dividends payable	335,232	-	-	-	335,232
(Increase) in operating assets:
Life insurance contract benefits receivable	-	-	(750,000)		(750,000)
Other assets	(17,998,823)	(11,114,039)	-	28,756,313	(356,549)
Increase in operating liabilities:
Accounts payable and accrued expenses	2,493,495	228,640	(1,419,689)	-	1,302,446
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(30,425,246)	(13,708,025)	(5,994,858)	28,756,313	(9,382,100)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance contracts	-	-	(10,224,018)	-	(10,224,018)
Carrying value of matured life insurance contracts	-	-	3,742,983	-	3,742,983
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(6,481,035)	-	(6,481,035)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Senior Revolving Credit Facility	-	-	(7,150,000)	-	(7,150,000)
Payments for redemption of Series I Secured Notes	-	(3,617,544)	-	-	(3,617,544)
Proceeds from issuance of L Bonds	50,498,356	-	-	-	50,498,356
Payments for redemption and issuance of L Bonds	(13,013,057)	-	-	-	(13,013,057)
Proceeds from (increase in) restricted cash	-	(102,500)	(3,524,637)	-	(3,627,137)
Issuance of common stock	582,000	-	-	-	582,000
Payments for issuance and redemption of preferred stock	(273,998)	-	-	-	(273,998)
Issuance of member capital	-	17,445,391	11,310,922	(28,756,313)	-
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	37,793,301	13,725,347	636,285	(28,756,313)	23,398,620

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,368,055	17,322	150,108	-	7,535,485

CASH AND CASH EQUIVALENTS
BEGINNING OF THE PERIOD	30,446,473	216,231	-	-	30,662,704

END OF THE PERIOD	$37,814,528	$233,553	$150,108	$-	$38,198,189

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Consolidating Statements of Cash Flows (continued)

For the three months ended June 30, 2016	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,881,326	$16,005,180	$18,535,197	$(34,540,377)	$1,881,326
Adjustments to reconcile net loss to net cash flows from operating activities:
(Equity) of subsidiaries	(15,705,341)	(18,835,036)	-	34,540,377	-
Gain on life insurance contracts	-	-	(21,241,376)	-	(21,241,376)
Amortization of deferred financing and issuance costs	2,261,032	(282,257)	549,199	-	2,527,974
Deferred income taxes	1,851,018	-	-	-	1,851,018
Preferred stock dividends payable	166,472	-	-	-	166,472
(Increase) in operating assets:
Life insurance contract benefits receivable	-	-	9,083,817	-	9,083,817
Other assets	(21,796,633)	(12,903,506)	-	33,489,247	(1,210,892)
Increase (decrease) in operating liabilities:
Due to related party	(71,975)	17,802	(1,760,000)	-	(1,814,173)
Accounts payable and other accrued expenses	1,458,476	130,596	(2,364,285)	-	(775,213)
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(29,955,625)	(15,867,221)	2,802,552	33,489,247	(9,531,047)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance contracts	-	-	(24,373,714)	-	(24,373,714)
Carrying value of matured life insurance contracts	-	-	1,691,764	-	1,691,764
Investment in Secured MCA advances	-	-	(1,293,829)		(1,293,829)
Proceeds from Secured MCA advances	-	-	907,649	-	907,649
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(23,068,130)	-	(23,068,130)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayment of Senior Revolving Credit Facility	-	-	(3,000,000)		(3,000,000)
Payments for redemption of Series I Secured Notes	-	(485,350)	-	-	(485,350)
Proceeds from issuance of L Bonds	36,757,771	-	-	-	36,757,771
Payments for redemption and issuance of L Bonds	(11,753,782)	-	-	-	(11,753,782)
Proceeds from (increase in) restricted cash	-	(116,672)	8,784,498	-	8,667,826
Issuance of member capital	-	18,951,362	14,537,885	(33,489,247)	-
Issuance of common stock	166,125	-	-	-	166,125
Proceeds from issuance of preferred stock	9,401,118	-	71,555	-	9,472,673
Payments for issuance and redemption of preferred stock	(838,021)	-	(7,340)	-	(845,361)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	33,733,211	18,349,340	20,386,598	(33,489,247)	38,979,902

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,777,586	2,482,119	121,020	-	6,380,725

CASH AND CASH EQUIVALENTS
BEGINNING OF THE PERIOD	6,274,035	4,340,365	384,225	-	10,998,625

END OF THE PERIOD	$10,051,621	$6,822,484	$505,245	$-	$17,379,350

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Consolidating Statements of Cash Flows (continued)

For the three months ended June 30, 2015	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,250,415)	$5,399,330	$6,985,168	$(12,384,498)	$(2,250,415)
Adjustments to reconcile net loss to net cash flows from operating activities:
(Equity) of subsidiaries	(5,399,386)	(6,985,112)	-	12,384,498	-
Gain on life insurance contracts	-	-	(14,028,327)	-	(14,028,327)
Amortization of deferred financing and issuance costs	1,685,700	80,928	(1,259,602)	-	507,026
Deferred income taxes	(930,470)	-	-	-	(930,470)
Preferred stock dividends payable	146,420	-	-	-	146,420
(Increase) in operating assets:
Life insurance contract benefits receivable	-	-	17,140,000	-	17,140,000
Other assets	(7,124,387)	(5,236,604)	-	12,135,615	(225,376)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued expenses	213,843	(509,444)	(1,037,640)	-	(1,333,241)
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(13,658,695)	(7,250,902)	7,799,599	12,135,615	(974,383)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance contracts	-	-	(7,777,541)	-	(7,777,541)
Carrying value of matured life insurance contracts	-	-	132,388	-	132,388
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(7,645,153)	-	(7,645,153)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Senior Revolving Credit Facility	-	-	(7,150,000)		(7,150,000)
Payments for redemption of Series I Secured Notes	-	(2,344,355)	-	-	(2,344,355)
Proceeds from issuance of L Bonds	22,538,059	-	-	-	22,538,059
Payments for redemption and issuance of L Bonds	(6,134,935)	-	-	-	(6,134,935)
Proceeds from (increase in) restricted cash	-	1,677,500	1,732,927	-	3,410,427
Issuance of member capital	-	6,872,932	5,262,683	(12,135,615)	-
Issuance of common stock	582,000	-	-	-	582,000
Payments for issuance and redemption of preferred stock	(273,998)	-	-	-	(273,998)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	16,711,126	6,206,077	(154,390)	(12,135,615)	10,627,198

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,052,431	(1,044,825)	56	-	2,007,662

CASH AND CASH EQUIVALENTS
BEGINNING OF THE PERIOD	34,762,097	1,278,378	150,052	-	36,190,527

END OF THE PERIOD	$37,814,528	$233,553	$150,108	$-	$38,198,189

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(19)    Concentrations

We purchase life insurance contracts written by life insurance companies having investment grade ratings by independent rating agencies. As a result, there may be concentrations of contracts with certain life insurance companies. The following summarizes the face value of insurance contracts with specific life insurance companies exceeding 10% of the total face value held by us.

Life insurance company	June 30,	December 31,
	2016	2015
AXA Equitable	15.1%	14.0%
Transamerica	10.8%	*
John Hancock	10.0%	12.7%

* percentage does not exceed 10% of the total face value.

The following summarizes the number of insurance contracts insuring the lives of persons living in specific states exceeding 10% of the total face value held by us:

State of Residence	June 30,	December 31,
	2016	2015
California	21.8%	25.2%
Florida	19.6%	19.2%

(20)    Subsequent events

Subsequent to June 30, 2016, one policy covering one individual matured. The life insurance contract benefit of this policy was $700,000 and we recorded realized gains of $452,000 on this policy.

Subsequent to June 30, 2016, we have issued approximately $19,009,000 in additional principal amount of L Bonds, and 7,336 shares of RPS for gross consideration of approximately $7,336,000.

Subsequent to June 30, 2016 , the Company has issued 500 shares of common stock to a vendor as a form of payment for services the vendor provided to the Company. Also, one of our Series A Preferred Stock holders converted 2,600 shares of preferred stock into 1,950 shares of common stock.

Effective September 1, 2016, we will cease selling 6-month and 1-year L Bonds until further notice. In addition, effective September 1, 2016, the L Bond interest rates will change to 5.50%, 6.25%, 7.50% and 8.50% for the 2-, 3-, 5- and 7-year L Bonds, respectively.

Effective September 1, 2016, we no longer anticipate renewing Series I Secured Notes.

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

Risk Relating to Forward-Looking Statements

This report contains forward-looking statements that reflect our current expectations and projections about future events. Actual results could differ materially from those described in these forward-looking statements.

The words “believe,” “could,” “possibly,” “probably,” “anticipate,” “estimate,” “project,” “expect,” “may,” “will,” “should,” “seek,” “intend,” “plan” or “consider,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from such statements.

Such factors include, but are not limited to:

●	changes in the secondary market for life insurance;
●	our limited operating history;
●	the valuation of assets reflected on our financial statements;
●	the reliability of assumptions underlying our actuarial models;
●	our reliance on debt financing;
●	risks relating to the validity and enforceability of the life insurance contracts we purchase;
●	our reliance on information provided and obtained by third parties;
●	federal, state and FINRA regulatory matters;
●	competition in the secondary market of life insurance;
●	the relative illiquidity of life insurance contracts;
●	our ability to satisfy our debt obligations if we were to sell our entire portfolio of life insurance contracts;
●	life insurance company credit exposure;
●	cost-of-insurance (premium) increases on our life insurance contracts;
●	general economic outlook, including prevailing interest rates;
●	performance of our investments in life insurance contracts;
●	financing requirements;
●	risks associated with our recent entry into the merchant cash advance business;
●	litigation risks; and
●	restrictive covenants contained in borrowing agreements.

We caution you that the foregoing list of factors is not exhaustive. Forward-looking statements are only estimates and predictions, or statements of current intent. Actual results, outcomes or actions that we ultimately undertake, could differ materially from those anticipated in the forward-looking statements due to risks, uncertainties or actual events differing from the assumptions underlying these statements.

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

Overview

GWG Holdings, Inc. is a specialty finance company and a leading financial purchaser of life insurance assets in the secondary market. We create opportunities for consumers owning life insurance to obtain significant value for their contracts as compared to the traditional options offered by insurance companies. We also create opportunities for investors to participate in alternative asset classes, such as life insurance, not correlated to traditional financial markets. In so doing, we enable investors to take advantage of financial opportunities dominated by banks prior to the 2008 credit crisis.

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

Critical Accounting Policies

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with the Generally Accepted Accounting Principles (GAAP) requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our judgments, estimates, and assumptions on historical experience and on various other factors believed to be reasonable under the circumstances. Actual results could differ materially from these estimates. We evaluate our judgments, estimates, and assumptions on a regular basis and make changes accordingly. We believe that the judgments, estimates, and assumptions involved in valuing our investments in life insurance contracts have the greatest potential impact on our consolidated financial statements and accordingly believe these to be our critical accounting estimates. Below we discuss the critical accounting contracts associated with these estimates as well as certain other critical accounting contracts.

Ownership of Life Insurance Contracts—Fair Value Option

We account for the purchase of life insurance contracts in accordance with ASC 325-30, Investments in Insurance Contracts, which requires us to use either the investment method or the fair value method. We have elected to account for all of our life insurance contracts using the fair value method.

The fair value of our life insurance contracts is determined as the net present value of the life insurance portfolio’s future expected cash flows (contract benefits received and required premium payments) that incorporates current life expectancy estimates and discount rate assumptions.

We initially record our purchase of life insurance contracts at the transaction price, which is the amount paid for the contract, inclusive of all external fees and costs associated with the acquisition. The fair value of our investment in our portfolio of insurance contracts is evaluated at the end of each subsequent reporting period. Changes in the fair value of our portfolio are based on periodic evaluations and are recorded in our consolidated and combined statement of operations as changes in fair value of life insurance contracts.

Fair Value Components – Medical Underwriting

Unobservable inputs, as discussed below, are a critical component of our estimate for the fair value of our investments in life insurance contracts. We currently use a probabilistic method of estimating and valuing the projected cash flows of our portfolio, which we believe to be the preferred and most prevalent valuation method in the industry. In this regard, the most significant assumptions we make are the life expectancy estimates of the insureds and the discount rate applied to the expected future cash flows to be derived from our portfolio.

The Society of Actuaries recently finalized the 2015 Valuation Basic Table (“2015 VBT”). The 2015 VBT is based on a much larger dataset of insured lives, face amount of contracts and more current information compared to the dataset underlying the 2008 Valuation Basic Table. The new 2015 VBT dataset includes 266 million contracts compared to the 2008 VBT dataset of 75 million. The experience data in the 2015 VBT dataset includes 2.55 million claims on contracts from 51 insurance carriers. Life expectancies implied by the 2015 VBT are generally longer for male and female nonsmokers between the ages of 65 and 80, while smokers and insureds of both genders over the age of 85 have significantly lower life expectancies. We adopted the 2015 VBT in our valuation process in June 2016, which increased our fair value from $425 million to $432 million as of June 30, 2016 (see Note 4 for more information about our valuation process). The contracts receiving the largest increase in value were the contracts on the oldest insured lives in our portfolio.

In September 2015, Equitable Life Insurance Company (“AXA”) announced pending cost-of-insurance rate increases for certain universal life contracts which were effected on March 1, 2016.  We identified 14 affected contracts in our portfolio. In April 2016, we received updated contract illustrations from AXA and calculated the change in the fair value of our portfolio resulting from the increased premiums to be a reduction of $2,395,000. This reduction was reflected in our balance sheet as of March 31, 2016. Our review of AXA’s cost-of-insurance rate increases is complete as of June 30, 2016. We are aware of pending cost of insurance increases affecting approximately 3.8% of our portfolio by face amount of benefits. We will adjust our premium schedules and resultant valuation when we have received the required information from the related carriers.

Fair Value Components – Required Premium Payments

We must pay the premiums on the life insurance contracts within our portfolio in order to collect the contract benefit. The same probabilistic model and methodologies used to generate expected cash inflows from the life insurance contract benefits over the expected life of the insured are used to estimate cash outflows due to required premium payments. Premiums paid are offset against revenue in the applicable reporting period.

Fair Value Components – Discount Rate

A discount rate is used to calculate the net present value of the expected cash flows. The discount rate represents the internal rate of return we expect to earn on investments in a contract or in the portfolio as a whole at the stated fair value. The discount rate used to calculate fair value of our portfolio incorporates the guidance provided by ASC 820, Fair Value Measurements and Disclosures.

The table below provides the discount rate used to estimate the fair value of our portfolio of life insurance contracts for the period ending:

June 30, 2016	December 31, 2015
11.05%	11.09%

The change in the discount rate incorporates current information about discount rates applied by other reporting companies owning portfolios of life insurance contracts, discount rates observed by us in the life insurance secondary market, market interest rates, credit exposure to the issuing insurance companies, and our estimate of the risk premium a purchaser would require to receive the future cash flows derived from our portfolio of life insurance contracts. Because we use the discount rate to arrive at the fair value of our portfolio, the rate we choose necessarily assumes an orderly and arms-length transaction (i.e., a non-distressed transaction in which neither seller nor buyer is compelled to engage in the transaction). The carrying value of contracts acquired during each quarterly reporting period are adjusted to their current fair value using the fair value discount rate applied to the entire portfolio as of that reporting date.

We engaged Model Actuarial Pricing Systems (“MAPS”), to prepare a calculation of our life insurance portfolio. MAPS owns and maintains the portfolio pricing software we use. MAPS processed contract data, future premium data, life expectancy estimate data, and other actuarial information to calculate a net present value for our portfolio using the specified discount rate of 11.05%. MAPS independently calculated the net present value of our portfolio of 547 contracts to be $431.8 million and furnished us with a letter documenting its calculation. A copy of such letter is filed as Exhibit 99.1 to this report.

Deferred Income Taxes

Under ASC 740, Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established for deferred tax assets that are not considered more likely than not to be realized. Realization of deferred tax assets depends upon having sufficient past or future taxable income in periods to which the deductible temporary differences are expected to be recovered or within any applicable carryback or carryforward periods.

We provided a valuation allowance against the deferred tax asset related to a note receivable, which was charged-off for financial reporting purposes, because we believe that, when realized for tax purposes, it will result in a capital loss that will not be utilized because we have no expectation of generating a capital gain within the applicable carryforward period. Therefore, we do not believe that it is “more likely than not” that the deferred tax asset will be realized.

We also provided a valuation allowance against the deferred tax asset related to a tax basis capital loss generated with respect to our settlement and subsequent disposal of an earlier investment in Athena Structured Funds PLC. As we have no expectation of generating capital gains with the applicable carryforward period, we do not believe that it is “more likely than not” that the deferred asset will be realized.

After assessing the realization of the net deferred tax assets, we believe that it is “more likely than not” that we will be able to realize all of our deferred tax assets other than those which are expected to result in a capital loss.

Deferred Financing and Issuance Costs

Financing costs incurred under the revolving senior credit facility were capitalized and are amortized using the straight-line method over the term of the revolving senior credit facility. The Series I Secured Note obligations are reported net of issuance costs, sales commissions, and other direct expenses, which are amortized using the interest method over the term of each respective borrowing. The L Bonds are reported net of issuance costs, sales commissions, and other direct expenses, which are amortized using the interest method over the term of each respective borrowing. The Series A Preferred Stock, as described in Note 9, was reported net of issuance costs, sales commissions, including the fair value of warrants issued, and other direct expenses, which were amortized using the interest method as interest expense over a three-year redemption period. As of December 31, 2015, these costs have been fully amortized.  Selling and issuance costs of Redeemable Preferred Stock and MCA Preferred Stock, described in Notes 10 and 11, are netted against additional paid-in-capital.

Principal Revenue and Expense Items

We earn revenues from the following three primary sources.

●	Life Insurance Contract Benefits Realized. We recognize the difference between the face value of the contract benefits and carrying values when an insured’s mortality event occurs and determine that settlement and collection of the contract benefits is realizable and reasonably assured. Revenue from a transaction must meet both criteria in order to be recognized. We generally collect the face value of the life insurance contract benefit from the insurance company within 45 days of recognizing the revenue.

●	Change in Fair Value of Life Insurance Contracts. We value our portfolio investments for each reporting period in accordance with the fair value principles discussed herein, which includes the expected payment of premiums for future periods.

●	Sale of a Life Insurance Contract. In the event of a sale of a contract, we recognize gain or loss as the difference between the sale price and the carrying value of the contract on the date of the receipt of payment on such sale.

Our main components of expense are summarized below.

●	Selling, General and Administrative Expenses. We recognize and record expenses incurred in our business operations, including operations related to the purchasing and servicing of life insurance contracts. These expenses include salaries and benefits, sales, marketing, occupancy and other expenditures.

●	Interest and Dividends. We recognize and record interest expenses associated with the costs of financing our life insurance portfolio for the current period. These expenses include interest paid to our senior lender under our revolving senior credit facility, interest paid on our L Bonds and other outstanding indebtedness such as our Series I Secured Notes, and dividends on our Series A Preferred Stock and our Redeemable Preferred Stock. When we issue debt, we amortize the issuance costs associated with such indebtedness over the outstanding term of the financing, and classify it as interest expense.

Results of Operations — Three and Six Months Ended June 30, 2016 Compared to the Same Periods in 2015

The following is our analysis of the results of operations for the periods indicated below.  This analysis should be read in conjunction with our consolidated financial statements and related notes.

Revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue recognized from the receipt of contract benefits	$8,137,000	$618,000	$22,765,000	$25,632,000
Revenue (expense) recognized from the change in fair value of life insurance contracts, net of premiums and carrying costs (1)	12,246,000	7,856,000	15,332,000	(375,000)
Gain on life insurance contracts, net	$20,383,000	$8,474,000	$38,097,000	$25,257,000
Number of contracts matured	6	1	12	7
The change in fair value related to new contracts acquired	$9,822,000	$4,511,000	$17,841,000	$5,123,000

(1)	The discount rate applied to estimate the fair value of the portfolio of life insurance contracts we own was 11.05% as of June 30, 2016, compared to 11.19% as of June 30, 2015. The carrying value of contracts acquired during each quarterly reporting period is adjusted to current fair value using the fair value discount rate applied to the entire portfolio as of that reporting date (see Note 4 to our consolidated financial statements).

Expenses.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Increase	2016	2015	Increase
Employee compensation and benefits (1)	$3,071,000	$2,145,000	$926,000	$5,538,000	$3,873,000	$1,665,000
Interest expense (including amortization of deferred financing costs and preferred stock dividends) (2)	10,366,000	7,322,000	3,044,000	20,026,000	14,499,000	5,527,000
Legal and professional expenses (3)	1,304,000	643,000	661,000	2,510,000	1,166,000	1,344,000
Other expenses (4)	2,333,000	1,881,000	452,000	4,745,000	3,415,000	1,330,000
Total expenses	$17,074,000	$11,991,000	$5,083,000	$32,819,000	$22,953,000	$9,866,000

(1)	We hired additional members to our sales, marketing, legal and information technology teams. At the end of 2015 we employed approximately 50 employees, and at June 30, 2016 we employed approximately 68 employees.
(2)	The increase in the current period was due to the increase in our average debt outstanding.
(3)	Increase is due to SEC filings and other costs related to securities offerings and on-going compliance.
(4)	Increase is due to increased public relations, sales and marketing costs associated with growing and servicing our network of independent financial advisors.

Income Tax Expense.

The following table reconciles our income tax expense at the statutory federal tax rate to our actual income tax expense:

	Three Months Ended				Six Months Ended
	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
Statutory federal income tax (benefit)	$1,316,000	34.0%	$(1,167,000)	34.0%	$2,050,000	34.0%	$831,000	34.0%
State income taxes (benefit), net of federal benefit	291,000	7.5%	(187,000)	5.5%	466,000	7.7%	229,000	9.4%
Series A preferred stock dividends	204,000	5.3%	168,000	(4.9)%	378,000	6.3%	351,000	14.4%
Other permanent differences	11,000	0.3%	10,000	(0.3)%	13,000	0.2%	22,000	0.8%
Total income tax expense (benefit)	$1,822,000	47.1%	$(1,176,000)	34.3%	$2,907,000	48.2%	$1,433,000	58.6%

The most significant temporary differences between GAAP net income and taxable net income are the treatment of interest costs with respect to the acquisition of the life insurance contracts and revenue recognition with respect to the fair value of life insurance portfolio.

The primary permanent difference between our effective tax rate and the statutory federal rate are the accrual of preferred stock dividend expense, state income taxes, and other non-deductible expenses. The dividends charged to interest expense were $0.6 million and $0.5 million during the three months ended June 30, 2016 and 2015, respectively, and $1.1 million and $1.0 million during the six months ended June 30, 2016 and 2015, respectively.

Liquidity and Capital Resources

We finance our business through a combination of life insurance contract benefit receipts, origination fees, equity offerings, debt offerings, and a senior revolving credit facility. We have used our debt offerings and a senior revolving credit facility primarily for contract acquisition, contract servicing, and portfolio-related financing expenditures including paying principal and interest.

As of June 30, 2016 and December 31, 2015, we had approximately $47.2 million and $74.4 million, respectively, in combined available cash and available borrowing base surplus capacity under our revolving credit facility for the purpose of purchasing additional life insurance contracts, paying premiums on existing contracts, paying portfolio servicing expenses, and paying principal and interest on our outstanding financing obligations.

Debt Financings Summary

We had the following outstanding debt balances as of June 30, 2016:

Issuer/Borrower	Principal Amount Outstanding	Weighted Average Interest Rate
GWG Holdings, Inc. – L Bonds	$334,714,000	7.17%
GWG Life, LLC – Series I Secured Notes	18,283,000	8.62%
GWG DLP Funding II, LLC – Revolving credit facility	82,011,000	5.48%
Total	$435,008,000	6.91%

Our total revolving senior credit facility and other indebtedness balance as of June 30, 2016 and December 31, 2015 was $435.0 million and $370.8 million, respectively. At June 30, 2016, the total outstanding face amount under our Series I Secured Notes outstanding was $18.3 million, less unamortized selling costs of $0.3 million, resulting in a carrying amount of $18.0 million. At December 31, 2015, the total outstanding face amount under our Series I Secured Notes outstanding was $23.6 million, less unamortized selling costs of $0.3 million, resulting in a carrying amount of $23.3 million. At June 30, 2016, the total outstanding face amount of L Bonds was $334.7 million plus $2.6 million of subscriptions in process, less unamortized selling costs of $10.0 million resulting in a carrying amount of $327.3 million. At December 31, 2015, the total outstanding face amount of L Bonds was $282.2 million plus $3.0 million of subscriptions in process, less unamortized selling costs of $8.2 million resulting in a carrying amount of $277.0 million.

The weighted-average interest rate of our outstanding Series I Secured Notes as of June 30, 2016 and December 31, 2015 was 8.62% and 8.47%, respectively, and the weighted-average maturity at those dates was 1.45 and 1.06 years, respectively. The Series I Secured Notes have renewal features. Since we first issued our Series I Secured Notes, we experienced $162.6 million in maturities, of which $123.0 million renewed for an additional term as of June 30, 2016. This provided us with an aggregate renewal rate of approximately 76% for investments in these securities.

The weighted-average interest rate of our outstanding L Bonds as of June 30, 2016 and December 31, 2015 was 7.17% and 7.18%, respectively, and the weighted-average maturity at those dates was 2.01 and 2.02 years, respectively. Our L Bonds have renewal features. As of June 30, 2016, $217.1 million L Bonds matured, of which $143.3 million renewed for an additional term. The aggregate renewal rate is approximately 66% for investments in these securities.

Future contractual maturities of Series I Secured Notes and L Bonds at December 31, 2016 are:

Years Ending December 31,	Series I Secured Notes	L Bonds	Total
2016	$3,574,000	$58,270,000	$61,844,000
2017	8,758,000	85,052,000	93,810,000
2018	2,401,000	87,168,000	89,569,000
2019	869,000	50,526,000	51,395,000
2020	1,766,000	19,457,000	21,223,000
Thereafter	915,000	34,241,000	35,156,000
	$18,283,000	$334,714,000	$352,997,000

The L Bonds and Series I Secured Notes are secured by all of our assets, and are subordinate to our revolving senior credit facility with Autobahn/DZ Bank. The L Bonds and Series I Secured Notes are pari passu with respect to a security interest in our assets pursuant to an intercreditor agreement (see Notes 6 and 7 to our consolidated financial statements).

We maintain a $105 million revolving senior credit facility with Autobahn/DZ Bank through GWG Life’s wholly owned subsidiaries DLP II and DLP III. The revolving senior credit facility is used to pay the premium expenses related to our portfolio of life insurance contracts. As of June 30, 2016 and December 31, 2015, we had approximately $82.0 million and $65.0 million, respectively, outstanding under the revolving senior credit facility, and maintained an available borrowing base surplus of $23.0 million and $40.0 million, respectively. Effective May 11, 2015, we amended and restated our senior credit facility to reduce the interest cost and extend the term of the facility to June 2018 (see Note 5 to our consolidated financial statements).

Capital expenditures have historically not been material and we do not anticipate making material capital expenditures in 2016 or beyond.

Corporate Financing History

In November 2009, our wholly owned subsidiary GWG Life offered Series I Secured Notes in a private placement to accredited investors only. This offering was closed in November 2011. As of June 30, 2016 and December 31, 2015, we had approximately $18.3 million and $23.6 million, respectively, in principal amount of Series I Secured Notes outstanding.

In September 2011, we concluded a private placement offering of Series A Preferred Stock, having received an aggregate $24.6 million in subscriptions for our Series A Preferred Stock. These subscriptions consisted of $14.0 million in conversions of outstanding Series I Secured Notes and $10.6 million of new investments. As of June 30, 2016 and December 31, 2015, respectively, we had approximately $20.4 million and $20.8 million of Series A Preferred Stock outstanding.

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

In January 2015, we began publicly offering up to $1.0 billion of L Bonds as a follow-on offering to our earlier $250.0 million public debt offering. Through June 30, 2016, the total amount of these L Bonds sold, including renewals, was $551.9 million. As of June 30, 2016 and December 31, 2015, respectively, we had approximately $334.7 million and $282.2 million, respectively, in principal amount of L Bonds outstanding.

In October 2015, we began publicly offering up to 100,000 shares of our Redeemable Preferred Stock at a per-share price of $1,000. As of June 30, 2016 we had issued approximately $12.2 million of Redeemable Preferred Stock.

Effective February 4, 2016, GWG MCA began to offer for sale up to of 2,000,000 shares of 9% Preferred Stock at an offering price of $10 per share in a private placement. As of June 30, 2016, GWG MCA had issued approximately $72,000 of MCA Preferred Stock.

Portfolio Assets and Secured Indebtedness

At June 30, 2016, the fair value of our investments in life insurance contracts of $431.8 million plus our cash balance of $17.4 million, our restricted cash balance of $11.2 million and our life insurance contract benefits receivable of $6.8 million, totaled $467.2 million, representing an excess of portfolio assets over secured indebtedness of $32.2 million. At December 31, 2015, the fair value of our investments in life insurance contracts of $356.6 million plus our cash balance of $34.4 million and our restricted cash balance of $2.3 million, totaled $393.3 million, representing an excess of portfolio assets over secured indebtedness of $22.5 million. The L Bonds and Series I Secured Notes are secured by all of our assets and are subordinate to our revolving senior credit facility with Autobahn/DZ Bank. The L Bonds and Series I Secured Notes are pari passu with respect to a security interest in our asset pursuant to an intercreditor agreement.

The following forward-looking table seeks to illustrate the impact of the sale of our portfolio of life insurance assets at various discount rates in order to satisfy our debt obligations as of June 30, 2016. In all cases, the sale of the life insurance assets owned by DLP III will be used first to satisfy all amounts owing under the revolving senior credit facility with Autobahn/DZ Bank. The net sale proceeds remaining after satisfying all obligations under the revolving senior credit facility would be applied to L Bonds and Series I Secured Notes on a pari passu basis.

Portfolio Discount Rate	10%	11%	12%	13%	14%
Value of portfolio	$454,883,000	$432,872,000	$412,635,000	$393,947,000	$376,654,000
Cash, cash equivalents and life insurance contract benefits receivable	35,369,000	35,369,000	35,369,000	35,369,000	35,369,000
Total assets	490,202,000	468,241,000	448,004,000	429,316,000	412,023,000
Revolving senior credit facility Autobahn/DZ Bank	82,011,000	82,011,000	82,011,000	82,011,000	82,011,000
Net after revolving senior credit facility	408,191,000	386,230,000	365,993,000	347,305,000	330,012,000
Series I Secured Notes and L Bonds	352,997,000	352,997,000	352,997,000	352,997,000	352,997,000
Net after Series I Secured Notes and L Bonds	55,194,000	33,233,000	12,996,000	(5,692,000)	(22,985,000)
Impairment to Series I Secured Notes and L Bonds	No impairment	No impairment	No impairment	Impairment	Impairment

The table illustrates that our ability to fully satisfy amounts owing under the L Bonds and Series I Secured Notes would likely be impaired upon the sale of all of our life insurance assets at a price equivalent to a discount rate of approximately 12.69% or higher. At December 31, 2015, the impairment occurred at a discount rate of approximately 12.58% or higher. The discount rates used to calculate the fair value of our portfolio were 11.05% and 11.09% as of June 30, 2016 and December 31, 2015, respectively.

The table does not include any allowance for transactional fees and expenses associated with a portfolio sale (which expenses and fees could be substantial), and is provided to demonstrate how various discount rates used to value our portfolio could affect our ability to satisfy amounts owing under our debt obligations in light of our senior secured lender’s right to priority payments. You should read the above table in conjunction with the information contained in other sections of this report, including our discussion of discount rates included under the “Critical Accounting Policies — Fair Value Components – Discount Rate” caption above. This discussion and analysis is based on the beliefs of our management, as well as significant assumptions made by, and information currently available to, our management.

Cash Flows

The payment of premiums and servicing costs to maintain life insurance contracts represents our most significant requirement for cash disbursement. When a contract is purchased, we are able to calculate the minimum premium payments required to maintain the contract in-force. As the insured ages, premium payments increase (see Note 3 to our consolidated financial statements). Nevertheless, the probability of actually needing to pay the premiums decreases as the probability of mortality increases. These scheduled premiums and associated probabilities are factored into our expected internal rate of return and cash-flow modeling. Beyond premiums, we incur contract servicing costs, including annual trustee, tracking costs, and debt servicing costs, including principal and interest payments, all of which are excluded from our internal rate of return calculations. Until we receive a stable amount of proceeds from the contract benefits, we intend to pay these costs from our senior credit facility, when permitted, and through the issuance of debt securities, including the L Bonds, and equity securities including our Redeemable Preferred Stock.

The amount of payments for anticipated premiums and servicing costs (excluding debt servicing costs) that we will be required to make over the next five years to maintain our current portfolio, assuming no mortalities, is set forth in the table below.

Years Ending December 31,	Premiums	Servicing	Premiums and Servicing Fees
Six months ending December 31, 2016	$18,708,000	$656,000	$19,364,000
2017	39,266,000	656,000	39,922,000
2018	43,010,000	656,000	43,666,000
2019	48,131,000	656,000	48,787,000
2020	53,558,000	656,000	54,214,000
2021	59,829,000	656,000	60,485,000
	$262,502,000	$3,936,000	$266,438,000

For the quarter-end dates set forth below, the following table illustrates the total amount of face value of contract benefits owned, and the trailing 12 months of life insurance contract benefits collected and premiums paid on our portfolio. The trailing 12-month benefits/premium coverage ratio indicates the ratio of contract benefits received to premiums paid over the trailing 12-month period from our portfolio of life insurance contracts.

Quarter End Date	Portfolio Face Amount	12-Month Trailing Benefits Collected	12-Month Trailing Premiums Paid	12-Month Trailing Benefits/Premium Coverage Ratio
March 31, 2012	$482,455,000	$4,203,000	$14,977,000	28.1%
June 30, 2012	489,255,000	8,703,000	15,412,000	56.5%
September 30, 2012	515,661,000	7,833,000	15,837,000	49.5%
December 31, 2012	572,245,000	7,350,000	16,597,000	44.3%
March 31, 2013	639,755,000	11,350,000	18,044,000	62.9%
June 30, 2013	650,655,000	13,450,000	19,182,000	70.1%
September 30, 2013	705,069,000	18,450,000	20,279,000	91.0%
December 31, 2013	740,648,000	16,600,000	21,733,000	76.4%
March 31, 2014	771,940,000	12,600,000	21,930,000	57.5%
June 30, 2014	784,652,000	6,300,000	22,598,000	27.9%
September 30, 2014	787,964,000	4,300,000	23,121,000	18.6%
December 31, 2014	779,099,000	18,050,000	23,265,000	77.6%
March 31, 2015	754,942,000	46,675,000	23,786,000	196.2%
June 30, 2015	806,274,000	47,125,000	24,348,000	193.6%
September 30, 2015	878,882,000	44,482,000	25,313,000	175.7%
December 31, 2015	944,844,000	31,232,000	26,650,000	117.2%
March 31, 2016	1,027,821,000	21,845,000	28,771,000	75.9%
June 30, 2016	1,154,798,000	30,924,000	31,891,000	97.0%

We believe that the portfolio cash flow results set forth above are consistent with our general investment thesis: that the life insurance contract benefits we receive will continue to increase over time in relation to the premiums we are required to pay on the remaining polices in the portfolio. Nevertheless, we expect that our portfolio cash flow results on a period-to-period basis will remain inconsistent until such time as we achieve our goal of acquiring a larger, more diversified portfolio of life insurance contracts. As our receipt of life insurance contract benefits increases, we expect to increasingly use these cash flows to begin paying down our outstanding indebtedness and purchase additional life insurance contracts.

Inflation

Changes in inflation do not necessarily correlate with changes in interest rates. We presently do not foresee any material impact of inflation on our results of operations in the periods presented in our consolidated financial statements.

Off-Balance Sheet Arrangements

GWG Holdings is party to an office lease with U.S. Bank National Association as the landlord. The original lease was for 11,695 square feet of office space located at 220 South Sixth Street, Minneapolis, Minnesota. The original lease agreement was effective April 22, 2012, amended on December 14, 2014 and expired on August 31, 2015. Effective September 1, 2015, GWG Holdings entered into a second amendment to the lease with U.S. Bank National Association (Second Amendment to Lease). The Second Amendment to Lease increases the office space area to 17,687 square feet and extends the lease expiration date by approximately ten years (see Note 16 to our consolidated financial statements).

Credit Risk

We review the credit risk associated with our portfolio of life insurance contracts when estimating its fair value. In evaluating the contracts’ credit risk, we consider insurance company solvency, credit risk indicators, economic conditions, ongoing credit evaluations, and company positions. We attempt to manage our credit risk related to life insurance contracts by generally purchasing life insurance contracts issued only from companies with an investment-grade credit rating by Standard & Poor’s, Moody’s, or A.M. Best Company. See “Portfolio Credit Risk Management” below.

Interest Rate Risk

Our senior credit facility is floating-rate financing. In addition, our ability to offer interest rates that attract capital (including in our continuous offering of L Bonds) is generally impacted by prevailing interest rates. Furthermore, while our other indebtedness provides us with fixed-rate financing, our debt coverage ratio is calculated in relation to our total cost of financing. Therefore, rising interest rates could materially impact our business by increasing our borrowing costs, and reducing availability under our debt financing arrangements. Furthermore, we calculate our portfolio earnings based upon the spread generated between the return on our life insurance portfolio and the cost of our financing. As a result, increases in interest rates will reduce the earnings we expect to achieve from our investments in life insurance contracts.

Non-GAAP Financial Measures

Non-GAAP financial measures disclosed by management are provided as additional information to investors in order to provide an alternative method for assessing our financial condition and operating results. These non-GAAP financial measures are not in accordance with GAAP and may be different from non-GAAP measures used by other companies, including other companies within our industry. This presentation of non-GAAP financial information is not meant to be considered in isolation or as a substitute for comparable amounts prepared in accordance with GAAP. Please see the Notes to our consolidated financial statements and our financial statements contained herein.

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

Therefore, in contrast to a GAAP fair valuation (mark-to-market), we seek to measure the accrual of the actuarial gain occurring within the portfolio of life insurance contracts at our expected internal rate of return based on statistical mortality probabilities for the insureds (using primarily the insured’s age, sex, health and smoking status). The expected internal rate of return tracks actuarial gain occurring within the contracts according to a mortality table as the insureds’ age increases. By comparing the actuarial gain accruing within our portfolio of life insurance contracts against our adjusted costs during the same period, we can estimate, manage and evaluate the overall financial profitability of our business without regard to mark-to-market volatility. We use this information to balance our life insurance contract purchasing and manage our capital structure, including the issuance of debt and utilization of our other sources of capital, and to monitor our compliance with borrowing covenants. We believe that these non-GAAP financial measures provide information that is useful for investors to understand period-over-period operating results separate and apart from fair value items that could have a disproportionately positive or negative impact on GAAP results in any particular period.

Our senior credit facility requires us to maintain a “positive net income” and “tangible net worth,” each of which are calculated on an adjusted non-GAAP basis using the method described above, without regard to GAAP-based fair value measures. In addition, our revolving senior credit facility requires us to maintain an “excess spread,” which is the difference between (i) the weighted average of our expected internal rate of return of our portfolio of life insurance contracts and (ii) the weighted average of our senior credit facility’s interest rate. These calculations are made using non-GAAP measures in the method described below, without regard to GAAP-based fair value measures.

In addition, the Indenture under which our L Bonds were and continue to be issued, and the note issuance and security agreement under which our Series I Secured Notes were issued, require us to maintain a “debt coverage ratio” designed to ensure that the expected cash flows from our portfolio of life insurance contracts is able to adequately service our total outstanding indebtedness. This ratio is calculated using non-GAAP measures in the method described below, again without regard to GAAP-based fair value measures.

Adjusted Non-GAAP Net Income. Our senior credit facility requires us to maintain a positive net income calculated on an adjusted non-GAAP basis. We calculate the adjusted net income by recognizing the actuarial gain accruing within our life insurance contracts at the expected internal rate of return of the contracts we own without regard to fair value. We net this actuarial gain against our adjusted costs during the same period to calculate our net income on a non-GAAP basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
GAAP net income (loss)	$1,881,000	$(2,250,000)	$2,956,000	$1,011,000
Unrealized fair value gain (1)	(21,241,000)	(14,028,000)	(32,773,000)	(12,134,000)
Adjusted cost basis increase (2)	16,373,000	12,414,000	31,740,000	24,643,000
Accrual of unrealized actuarial gain (3)	9,391,000	7,974,000	17,570,000	12,216,000
Total adjusted non-GAAP net income (4)	$6,404,000	$4,110,000	$19,493,000	$25,736,000

(1)	Reversal of unrealized GAAP fair value gain of life insurance contracts for current period.
(2)	Adjusted cost basis is increased to include interest, premiums and servicing fees which are not capitalized under GAAP (non-GAAP cost basis).
(3)	Accrual of actuarial gain at expected internal rate of return based on the non-GAAP cost basis for the period.
(4)	We must maintain an annual positive consolidated net income, calculated on a non-GAAP basis, to maintain compliance with our revolving credit facility with Autobahn/DZ Bank.

Adjusted Non-GAAP Tangible Net Worth. Our revolving senior credit facility requires us to maintain a tangible net worth in excess of $45 million calculated on an adjusted non-GAAP basis. We calculate the adjusted tangible net worth by recognizing the actuarial gain accruing within our life insurance contracts at the expected internal rate of return of the contracts we own without regard to fair value. We net this actuarial gain against our adjusted costs during the same period to calculate our tangible net worth on a non-GAAP basis.

	As of June 30, 2016	As of December 31, 2015
GAAP net worth	$30,385,000	$16,160,000
Less intangible assets (1)	(15,970,000)	(11,562,000)
GAAP tangible net worth	14,415,000	4,598,000
Unrealized fair value gain (2)	(226,816,000)	(194,043,000)
Adjusted cost basis increase (3)	211,930,000	190,645,000
Accrual of unrealized actuarial gain (4)	128,925,000	111,355,000
Total adjusted non-GAAP tangible net worth (5)	$128,454,000	$112,555,000

(1)	Unamortized portion of deferred financing costs and pre-paid insurance.
(2)	Reversal of cumulative unrealized GAAP fair value gain on life insurance contracts.
(3)	Adjusted cost basis is increased to include interest, premiums and servicing fees, which are not capitalized under GAAP.
(4)	Accrual of cumulative actuarial gain at expected internal rate of return based the non-GAAP cost basis.
(5)	We must maintain a total adjusted non-GAAP tangible net worth of $45 million to maintain compliance with our revolving credit facility with Autobahn/DZ Bank.

Excess Spread. Our revolving senior credit facility requires us to maintain a 2.00% “excess spread” between our weighted-average expected internal rate of return of our portfolio of life insurance contracts and the revolving senior credit facility’s interest rate. The expected internal rate of return on the portfolio is the rate of return the portfolio would earn if all future cash flows occurred over time in proportion to the likelihood of their projected occurrence.  Expected future cash flows represent the size of each potential payment (premiums and contract benefits), multiplied by the probability of that particular payment occurring.  This calculation is known as the “probabilistic expectation” and it is based on actuarial estimations of life expectancy.  For instance, a required premium payment of $10,000 might be projected for a given contract at a date five years from now.  If there is a 50% chance of survival for the next five years, then that particular expected cash-outflow is calculated at $5,000.  Similarly, if the contract benefit amount on the same contract is $1 million, then during the next five years, the probable expected cash-inflow of contract benefits will total $500,000 with the other $500,000 projected to occur over the remaining life of the insured. The rate of return generated by the net of all such future expected cash flows for the portfolio is thus the expected IRR for the portfolio.

A presentation of our excess spread and our total excess spread is set forth below. Management uses the “total excess spread” to gauge expected profitability of our investments, and uses the “excess spread” to monitor compliance with our borrowing.

	As of June 30, 2016	As of December 31, 2015
Weighted-average expected IRR (1)	11.59%	11.11%
Weighted-average revolving credit facility interest rate (2)	5.48%	5.58%
Excess spread (3)	6.11%	5.53%
Total weighted-average interest rate on indebtedness for borrowed money (4)	6.91%	6.98%
Total excess spread (5)	4.68%	4.13%

(1)	This represents the weighted-average expected internal rate of return of the life insurance contracts as of the measurement date based upon our Non-GAAP cost basis of the insurance contracts and the expected cash flows from the life insurance portfolio.

Investment Cost Basis	As of June 30, 2016	As of December 31, 2015
GAAP fair value	$431,820,000	$356,650,000
Unrealized fair value gain (A)	(226,816,000)	(194,043,000)
Adjusted cost basis increase (B)	211,931,000	190,645,000
Investment cost basis (C)	$416,935,000	$353,252,000

(A)	This represents the reversal of cumulative unrealized GAAP fair value gain of life insurance contracts.
(B)	Adjusted cost basis is increased to include interest, premiums and servicing fees which are not capitalized under GAAP.
(C)	This is the non-GAAP cost basis in life insurance contracts from which our expected internal rate of return is calculated.

(2)	This is the weighted-average revolving senior credit facility interest rate as of the measurement date.
(3)	We must maintain an excess spread of 2.00% relating to our revolving senior credit facility to maintain compliance under such facility.
(4)	Represents the weighted-average interest rate paid on all interest-bearing indebtedness as of the measurement date, determined as follows:

Indebtedness	As of June 30, 2016	As of December 31, 2015
Revolving senior credit facility	$82,011,000	$65,011,000
Series I Secured Notes	18,283,000	23,578,000
L Bonds	334,714,000	282,171,000
Total	$435,008,000	$370,760,000

Interest Rates on Indebtedness
Revolving senior credit facility	5.48%	5.58%
Series I Secured Notes	8.62%	8.47%
L Bonds	7.17%	7.18%
Weighted-average interest rates paid on indebtedness	6.91%	6.98%

(5)	Calculated as the weighted-average expected IRR (1) minus the weighted-average interest rate on interest-bearing indebtedness (4).

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

	As of June 30, 2016	As of December 31, 2015
Life insurance portfolio contract benefits	$1,154,798,000	$944,844,000
Discount rate of future cash flows	6.91%	6.98%
Net present value of Life insurance portfolio contract benefits	$535,915,000	$435,738,000
Cash and cash equivalents	28,540,000	36,767,000
Life insurance contract benefits receivable	6,829,000	-
Total Coverage	571,284,000	472,505,000

Revolving credit facility	82,011,000	65,011,000
Series I Secured Notes	18,283,000	23,578,000
L Bonds	334,714,000	282,171,000
Total Indebtedness	$435,008,000	$370,760,000

Debt Coverage Ratio	76.15%	78.47%
Subordination Ratio	14.36%	13.76%

As of June 30, 2016, we were in compliance with both the debt coverage ratio and the subordination ratio.

Non-GAAP Net Asset Value. The non-GAAP net asset value attempts to measure the economic value of our common equity by netting interest-bearing debt and the redemption/liquidation value of our outstanding preferred stock against the value of our portfolio of life insurance (discounted at our weighted-average interest rate paid on indebtedness) and cash, cash equivalents and life insurance contract benefits receivable, if any, at the end of the measurement period. Management believes this is a useful alternative way to view the common equity value attributable to the current gross yield spread in our portfolio of life insurance.

	As of June 30,	As of December 31,
	2016	2015
Life insurance portfolio contract benefits	$1,154,798,000	$944,844,000
Discount rate of future cash flows	6.91%	6.98%
Net present value of life insurance contract benefits	$535,915,000	$435,738,000
Cash and cash equivalents	$28,540,000	$36,767,000
Life insurance contract benefits receivable	$6,829,000	$-
Interest bearing debt	$(435,008,000)	$(370,760,000)
Preferred stock redemption value	$(24,418,000)	$(22,949,000)
Net asset value	$111,858,000	$78,796,000
Per share	$18.72	$13.26
Shares outstanding (basic)	5,974,790	5,941,790

The discount rate used in this calculation is our weighted-average cost of financing and is separate and distinct from the discount rate used to determine the GAAP fair value of our portfolio of life insurance policies.

The following table illustrates the impact on the non-GAAP net asset value of different discount rates (discounted at our weighted-average interest rate paid on indebtedness) as of June 30, 2016.

Discount rate of future cash flows	5.91%	6.91%	7.91%	8.91%
Net asset value	$143,307,000	$111,858,000	$83,164,000	$56,915,000
Per share	$23.99	$18.72	$13.92	$9.53

Non-GAAP Expected Portfolio Internal Rate of Return at Purchase. The non-GAAP expected portfolio internal rate of return (IRR) at purchase is calculated as the weighted average (by face amount of contract benefits) of the IRR expected at the time of purchase for all life insurance contracts in the portfolio. This non-GAAP measure isolates our IRR expectation at purchase and utilizes our underwriting life expectancy assumptions at the time. This measure does not change with the passage of time as compared to our non-GAAP cost basis that increases with the payment of premiums, financing costs, and the effective life expectancy which changes over time, both of which are used to calculate our expected portfolio IRR.

	As of June 30,	As of December 31,
	2016	2015
Life insurance portfolio contract benefits	$1,154,798,000	$945,000,000
Total number of polices	547	396

Non-GAAP Expected Portfolio Internal Rate of Return at Purchase	15.59%	15.71%

We have in the past reported Non-GAAP Blended Portfolio Internal Rate of Return, which is the weighted average (by face amount of contract benefits) of the IRR attained on contracts that have matured and the IRR we expect to earn on our current portfolio. We use this non-GAAP measure to assess the reasonableness of our yield expectation of the portfolio over time. However, since reporting the Blended Internal Rate of Return we realized that when we have significant maturities within a short period of time after purchase (as we did in the three months ending June 30, 2016) the Blended Internal Rate of Return calculation’s effectiveness in characterizing long-term yield expectations of the portfolio is reduced. In addition, the value of reporting the Blended Internal Rate of Return was to illustrate that the ultimate IRR earned on the portfolio is expected to converge near the Expected Internal Rate of Return at Purchase. We expect to continue to report The Non-GAAP Expected Portfolio Internal Rate of Return at Purchase until we have a statistically significant population of maturities within the portfolio to accurately measure this expected convergence.

Additionally, we participate in a new and developing asset class, and as a result will continue to seek better and more useful metrics to measure the value and performance of our portfolio and business over time.

Portfolio Information

Our portfolio of life insurance contracts, owned by our subsidiaries as of June 30, 2016, is summarized below:

Life Insurance Portfolio Summary

Total portfolio face value of contract benefits	$1,154,798,000
Average face value per contract	$2,111,000
Average face value per insured life	$2,342,000
Average age of insured (yrs.)*	82.1
Average life expectancy estimate (yrs.)*	6.8
Total number of contracts	547
Number of unique lives	493
Demographics	73% Males; 27% Females
Number of smokers	18
Largest contract as % of total portfolio	0.87%
Average contract as % of total portfolio	0.18%
Average annual premium as % of face value	3.25%

* Averages presented in the table are weighted averages.

Our portfolio of life insurance contracts, owned by our wholly owned subsidiaries as of June 30, 2016, organized by the insured’s current age and the associated number of contracts and contract benefits, is summarized below:

 Distribution of Contracts and Contract Benefits by Current Age of Insured

					Percentage of Total
Min Age	Max Age	Contracts	Contract Benefits	Wtd. Avg. Life Expectancy (yrs.)	Number of Contracts	Contract Benefits
90	95	43	$81,533,000	2.4	7.9%	7.1%
85	89	141	$296,388,000	4.7	25.8%	25.7%
80	84	148	$396,632,000	6.8	27.0%	34.3%
75	79	101	$226,984,000	8.9	18.5%	19.7%
70	74	75	$103,093,000	9.7	13.7%	8.9%
65	69	39	$50,168,000	10.7	7.1%	4.3%
Total		547	$1,154,798,000	6.8	100.0%	100.0%

Our portfolio of life insurance contracts, owned by our wholly owned subsidiaries as of June 30, 2016, organized by the insured’s estimated life expectancy estimates and associated contract benefits, is summarized below:

Distribution of Contracts by Current Life Expectancies of Insured

				Percentage of Total
Min LE (Months)	Max LE (Months)	Contracts	Contract Benefits	Number of Contracts	Contract Benefits
6	47	137	$239,047,000	25.0%	20.7%
48	71	130	270,257,000	23.8%	23.4%
72	95	107	243,996,000	19.6%	21.1%
96	119	89	219,415,000	16.3%	19.0%
120	143	50	111,482,000	9.1%	9.7%
144	202	34	70,601,000	6.2%	6.1%
Total		547	$1,154,798,000	100.0%	100.0%

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

Portfolio Credit Risk Management

We rely on the payment of life insurance contract benefit claims by life insurance companies as our most significant source of cash flow. The life insurance assets we own represent obligations of third-party life insurance companies to pay face value of the life insurance contract benefits. As a result, we manage this credit risk exposure by generally purchasing contracts issued by insurance companies with investment-grade ratings from Standard & Poor’s, and diversifying our portfolio among a number of insurance companies.

As of June 30, 2016, 97.6% of our life insurance contracts, by face value benefits, were issued by insurance companies that maintained an investment-grade rating (BBB- or better) by Standard & Poor’s. Our largest life insurance company credit exposures and their respective Standard & Poor’s credit rating of their respective financial strength and claims paying ability is set forth below:

Rank	Contract Benefits	Percentage of Contract Benefit Amount	Insurance Company	Ins. Co. S&P Rating
1	$174,254,000	15.1%	AXA Equitable Life Insurance Company	A+
2	$124,766,000	10.8%	Transamerica Life Insurance Company	AA-
3	$115,605,000	10.0%	John Hancock Life Insurance Company (U.S.A.)	AA-
4	$75,653,000	6.5%	Voya Retirement Insurance and Annuity Company	A
5	$65,806,000	5.7%	Metropolitan Life Insurance Company	A+
6	$58,569,000	5.1%	Jefferson-Pilot Life Insurance Company	AA-
7	$55,204,000	4.8%	Lincoln National Life Insurance Company	AA-
8	$50,675,000	4.4%	American General Life Insurance Company	A+
9	$48,095,000	4.2%	Pacific Life Insurance Company	A+
10	$45,450,000	3.9%	Massachusetts Mutual Life Insurance Company	AA+
	814,077,000	70.5%

The yield to maturity on bonds issued by life insurance carriers reflects, among other things, the credit risk (risk of default) of such insurance carrier.  We track the yields on certain publicly traded life insurance company bonds as this information is part of the data we consider when valuing our portfolio of life insurance contracts for our financial statements according to GAAP.  Also we believe that these yields provide investors a market-based perspective on the financial strength of the largest life insurance companies backing our portfolio.

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

The table above indicates the current yields to maturity (YTM) for the senior bonds of selected life insurance carriers with durations, on average, that our similar to our life insurance portfolio.  The average yield to maturity of these bonds was 3.02%, which, we believe, reflects in part the financial market’s judgement that credit risk is low with regard to these carriers’ financial obligations. It should be noted that the obligations of life insurance carriers to pay life insurance contract benefits is senior in rank to any other obligation.  This “super senior” priority is not reflected in the yield to maturity in the table and, if considered, would result in a lower yield to maturity all else being equal. As such, as long as the respective premium payments have been made, it is highly likely that the owner of the life insurance contract will collect the insurance contract benefit upon the mortality of the insured.

The complete detail of our portfolio of life insurance contracts, owned by our wholly owned subsidiaries as of June 30, 2016, organized by the current age of the insured and the associated contract benefits, sex, estimated life expectancy, issuing insurance carrier, and the credit rating of the issuing insurance carrier, is set forth below.

Life Insurance Portfolio Detail

(as of June 30, 2016)

	Face Amount	Gender	Age (ALB) (1)	LE (mo.) (2)	Insurance Company	S&P Rating
1	$4,000,000	Male	95	25.0	MetLife Investors USA Insurance Company	A+
2	$1,100,000	Male	95	17.4	Voya Retirement Insurance and Annuity Company	A
3	$1,500,000	Female	95	22.4	Aviva Life Insurance Company	A-
4	$3,200,000	Male	95	15.7	West Coast Life Insurance Company	AA-
5	$1,000,000	Female	94	22.5	Transamerica Life Insurance Company	AA-
6	$264,000	Female	94	11.8	Lincoln Benefit Life Company	BBB+
7	$125,000	Female	94	8.0	Lincoln National Life Insurance Company	AA-
8	$250,000	Male	93	24.9	North American Company for Life and Health Insurance	A+
9	$3,500,000	Male	93	30.8	Voya Retirement Insurance and Annuity Company	A
10	$250,000	Male	93	8.5	Transamerica Life Insurance Company	AA-

	Face Amount	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
11	$572,429	Female	92	28.5	Voya Retirement Insurance and Annuity Company	A
12	$3,000,000	Male	92	32.9	West Coast Life Insurance Company	AA-
13	$500,000	Male	92	8.2	John Hancock Life Insurance Company (U.S.A)	AA-
14	$500,000	Female	92	57.8	John Hancock Life Insurance Company	AA-
15	$5,000,000	Female	92	44.3	American General Life Insurance Company	A+
16	$2,000,000	Female	92	8.4	Pruco Life Insurance Company	AA-
17	$400,000	Female	92	61.3	Principal Life Insurance Company	A+
18	$500,000	Female	92	43.4	Sun Life Assurance Company of Canada (U.S.)	AA-
19	$5,000,000	Female	92	25.2	John Hancock Life Insurance Company (U.S.A)	AA-
20	$300,000	Female	92	19.2	West Coast Life Insurance Company	AA-
21	$700,000	Female	91	37.4	Transamerica Life Insurance Company	AA-
22	$1,682,773	Female	91	42.3	Hartford Life and Annuity Insurance Company	BBB+
23	$500,000	Male	91	42.3	Massachusetts Mutual Life Insurance Company	AA+
24	$5,000,000	Male	91	23.8	John Hancock Life Insurance Company (U.S.A)	AA-
25	$3,100,000	Female	91	26.8	Lincoln Benefit Life Company	BBB+
26	$1,500,000	Female	91	56.1	Jefferson-Pilot Life Insurance Company	AA-
27	$3,000,000	Female	91	26.3	Jefferson-Pilot Life Insurance Company	AA-
28	$500,000	Male	91	43.0	Voya Retirement Insurance and Annuity Company	A
29	$1,000,000	Male	91	7.8	Voya Retirement Insurance and Annuity Company	A
30	$600,000	Female	91	16.1	Columbus Life Insurance Company	AA
31	$3,845,000	Female	91	38.0	Pacific Life Insurance Company	A+
32	$500,000	Female	90	17.4	Lincoln Financial Group	AA-
33	$1,000,000	Female	90	42.3	United of Omaha Life Insurance Company	AA-
34	$3,500,000	Female	90	64.6	John Hancock Life Insurance Company (U.S.A)	AA-
35	$375,000	Male	90	35.0	Lincoln National Life Insurance Company	AA-
36	$2,500,000	Female	90	5.7	AXA Equitable Life Insurance Company	A+
37	$2,500,000	Female	90	5.7	AXA Equitable Life Insurance Company	A+
38	$5,000,000	Female	90	32.4	Voya Retirement Insurance and Annuity Company	A
39	$5,000,000	Female	90	13.3	Lincoln National Life Insurance Company	AA-
40	$715,000	Female	90	51.3	Jefferson-Pilot Life Insurance Company	AA-
41	$1,203,520	Male	90	34.9	Columbus Life Insurance Company	AA
42	$1,350,000	Female	90	28.5	Jefferson-Pilot Life Insurance Company	AA-
43	$3,500,000	Female	90	33.9	Lincoln National Life Insurance Company	AA-
44	$5,000,000	Female	89	39.6	Massachusetts Mutual Life Insurance Company	AA+
45	$2,500,000	Female	89	40.1	American General Life Insurance Company	A+
46	$2,500,000	Male	89	47.2	Pacific Life Insurance Company	A+
47	$4,000,000	Female	89	63.1	Transamerica Life Insurance Company	AA-
48	$5,000,000	Male	89	43.8	AXA Equitable Life Insurance Company	A+
49	$1,103,922	Female	89	52.8	Sun Life Assurance Company of Canada (U.S.)	AA-
50	$1,000,000	Female	89	56.5	Transamerica Life Insurance Company	AA-
51	$250,000	Female	89	56.5	Transamerica Life Insurance Company	AA-
52	$1,050,000	Male	89	36.0	John Hancock Life Insurance Company (U.S.A)	AA-
53	$3,000,000	Male	89	87.7	Transamerica Life Insurance Company	AA-
54	$1,000,000	Male	89	45.3	AXA Equitable Life Insurance Company	A+
55	$500,000	Male	89	51.8	Lincoln National Life Insurance Company	AA-
56	$4,785,380	Female	89	33.1	John Hancock Life Insurance Company (U.S.A)	AA-

	Face Amount	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
57	$1,803,455	Female	89	41.2	Metropolitan Life Insurance Company	A+
58	$1,529,270	Female	89	41.2	Metropolitan Life Insurance Company	A+
59	$800,000	Male	89	56.4	Lincoln National Life Insurance Company	AA-
60	$5,000,000	Male	89	42.7	John Hancock Life Insurance Company (U.S.A)	AA-
61	$500,000	Female	89	29.1	Nationwide Life and Annuity Insurance Company	A+
62	$2,225,000	Female	89	76.0	Transamerica Life Insurance Company	AA-
63	$3,000,000	Female	89	72.2	Massachusetts Mutual Life Insurance Company	AA+
64	$1,500,000	Male	89	37.0	Union Central Life Insurance Company	A+
65	$3,000,000	Male	89	34.7	Jefferson-Pilot Life Insurance Company	AA-
66	$2,000,000	Male	89	37.8	John Hancock Life Insurance Company (U.S.A)	AA-
67	$396,791	Male	89	28.3	Lincoln National Life Insurance Company	AA-
68	$1,500,000	Male	89	96.0	Transamerica Life Insurance Company	AA-
69	$1,000,000	Female	88	47.3	MetLife Investors USA Insurance Company	A+
70	$248,859	Female	88	27.4	Lincoln National Life Insurance Company	AA-
71	$500,000	Female	88	59.1	Sun Life Assurance Company of Canada (U.S.)	AA-
72	$5,000,000	Female	88	28.7	Transamerica Life Insurance Company	AA-
73	$3,000,000	Male	88	38.8	Transamerica Life Insurance Company	AA-
74	$1,200,000	Male	88	64.8	Transamerica Life Insurance Company	AA-
75	$250,000	Male	88	61.9	Metropolitan Life Insurance Company	A+
76	$6,000,000	Female	88	48.3	Sun Life Assurance Company of Canada (U.S.)	AA-
77	$330,000	Male	88	62.5	AXA Equitable Life Insurance Company	A+
78	$175,000	Male	88	62.5	Metropolitan Life Insurance Company	A+
79	$335,000	Male	88	62.5	Metropolitan Life Insurance Company	A+
80	$3,000,000	Male	88	68.2	AXA Equitable Life Insurance Company	A+
81	$2,000,000	Female	88	42.6	Beneficial Life Insurance Company	N/A
82	$250,000	Female	88	42.6	John Hancock Life Insurance Company	AA-
83	$1,000,000	Female	88	32.1	New York Life Insurance Company	AA+
84	$1,250,000	Male	88	29.3	Columbus Life Insurance Company	AA
85	$300,000	Male	88	29.3	Columbus Life Insurance Company	AA
86	$10,000,000	Female	88	63.0	West Coast Life Insurance Company	AA-
87	$2,500,000	Male	88	38.8	Transamerica Life Insurance Company	AA-
88	$1,000,000	Female	88	43.2	West Coast Life Insurance Company	AA-
89	$2,000,000	Female	88	43.2	West Coast Life Insurance Company	AA-
90	$800,000	Male	88	45.8	National Western Life Insurance Company	A
91	$500,000	Female	88	43.3	Transamerica Life Insurance Company	AA-
92	$400,000	Female	88	43.3	Lincoln Benefit Life Company	BBB+
93	$1,269,017	Male	88	27.3	Hartford Life and Annuity Insurance Company	BBB+
94	$200,000	Male	88	39.2	Lincoln Benefit Life Company	BBB+
95	$4,445,467	Male	88	48.8	Penn Mutual Life Insurance Company	A+
96	$7,500,000	Male	88	40.9	Jefferson-Pilot Life Insurance Company	AA-
97	$3,600,000	Female	88	49.5	AXA Equitable Life Insurance Company	A+
98	$5,000,000	Male	88	70.5	Lincoln National Life Insurance Company	AA-
99	$4,513,823	Female	88	19.3	Aviva Life Insurance Company	A-
100	$309,000	Male	88	29.3	Transamerica Life Insurance Company	AA-
101	$100,000	Female	88	48.1	American General Life Insurance Company	A+
102	$100,000	Female	88	48.1	American General Life Insurance Company	A+

	Face Amount	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
103	$2,000,000	Female	88	66.0	U.S. Financial Life Insurance Company	A+
104	$1,000,000	Male	87	50.9	John Hancock Life Insurance Company (U.S.A)	AA-
105	$2,000,000	Male	87	50.9	John Hancock Life Insurance Company (U.S.A)	AA-
106	$5,000,000	Male	87	43.3	Jefferson-Pilot Life Insurance Company	AA-
107	$1,365,000	Female	87	84.9	Transamerica Life Insurance Company	AA-
108	$1,000,000	Female	87	78.5	Voya Retirement Insurance and Annuity Company	A
109	$200,000	Female	87	77.1	Lincoln National Life Insurance Company	AA-
110	$1,000,000	Male	87	40.2	Sun Life Assurance Company of Canada (U.S.)	AA-
111	$1,000,000	Male	87	31.3	Massachusetts Mutual Life Insurance Company	AA+
112	$1,000,000	Female	87	20.8	State Farm Life Insurance Company	AA-
113	$2,000,000	Male	87	87.8	Transamerica Life Insurance Company	AA-
114	$209,176	Male	87	83.9	Lincoln National Life Insurance Company	AA-
115	$8,500,000	Male	87	70.4	Massachusetts Mutual Life Insurance Company	AA+
116	$1,000,000	Male	87	25.6	Transamerica Life Insurance Company	AA-
117	$500,000	Male	87	71.2	Metropolitan Life Insurance Company	A+
118	$2,000,000	Male	87	51.6	Jefferson-Pilot Life Insurance Company	AA-
119	$347,211	Male	87	32.9	Prudential Life Insurance Company	AA-
120	$500,000	Female	87	47.3	Beneficial Life Insurance Company	N/A
121	$1,800,000	Male	87	43.1	John Hancock Variable Life Insurance Company	AA-
122	$4,000,000	Male	87	42.9	Metropolitan Life Insurance Company	A+
123	$2,000,000	Male	87	80.6	Voya Retirement Insurance and Annuity Company	A
124	$2,000,000	Male	87	80.6	Voya Retirement Insurance and Annuity Company	A
125	$2,000,000	Male	87	80.6	Voya Retirement Insurance and Annuity Company	A
126	$1,500,000	Male	87	50.7	AXA Equitable Life Insurance Company	A+
127	$1,500,000	Male	86	28.9	Transamerica Life Insurance Company	AA-
128	$3,750,000	Male	86	65.5	AXA Equitable Life Insurance Company	A+
129	$2,000,000	Male	86	45.9	Metropolitan Life Insurance Company	A+
130	$3,000,000	Male	86	45.9	Metropolitan Life Insurance Company	A+
131	$1,000,000	Male	86	31.2	John Hancock Life Insurance Company (U.S.A)	AA-
132	$2,000,000	Female	86	75.3	AXA Equitable Life Insurance Company	A+
133	$3,000,000	Female	86	73.8	Sun Life Assurance Company of Canada (U.S.)	AA-
134	$125,000	Male	86	55.8	Jackson National Life Insurance Company	AA
135	$1,500,000	Male	86	68.4	AXA Equitable Life Insurance Company	A+
136	$1,000,000	Male	86	47.2	AXA Equitable Life Insurance Company	A+
137	$2,328,547	Male	86	35.4	Metropolitan Life Insurance Company	A+
138	$2,000,000	Male	86	35.4	Metropolitan Life Insurance Company	A+
139	$5,000,000	Male	86	77.9	Voya Retirement Insurance and Annuity Company	A
140	$1,500,000	Male	86	39.7	Voya Retirement Insurance and Annuity Company	A
141	$1,500,000	Male	86	39.7	Voya Retirement Insurance and Annuity Company	A
142	$3,000,000	Female	86	73.8	Transamerica Life Insurance Company	AA-
143	$5,000,000	Male	86	62.5	Voya Retirement Insurance and Annuity Company	A
144	$1,000,000	Male	86	38.0	John Hancock Life Insurance Company (U.S.A)	AA-
145	$500,000	Male	86	41.5	New England Life Insurance Company	AA-
146	$4,000,000	Female	86	43.1	Voya Retirement Insurance and Annuity Company	A
147	$5,000,000	Female	86	82.5	American General Life Insurance Company	A+
148	$2,000,000	Male	86	53.5	AXA Equitable Life Insurance Company	A+

	Face Amount	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
149	$1,750,000	Male	86	53.5	AXA Equitable Life Insurance Company	A+
150	$2,000,000	Male	86	26.6	Transamerica Life Insurance Company	AA-
151	$1,425,000	Male	86	66.0	John Hancock Life Insurance Company (U.S.A)	AA-
152	$800,000	Male	86	42.8	Metropolitan Life Insurance Company	A+
153	$5,000,000	Female	85	90.3	AXA Equitable Life Insurance Company	A+
154	$1,000,000	Female	85	73.8	John Hancock Life Insurance Company (U.S.A)	AA-
155	$6,000,000	Female	85	100.1	American General Life Insurance Company	A+
156	$1,433,572	Male	85	45.9	Security Mutual Life Insurance Company of NY	N/A
157	$1,500,000	Female	85	98.3	Lincoln Benefit Life Company	BBB+
158	$1,000,000	Female	85	36.3	Metropolitan Life Insurance Company	A+
159	$750,000	Male	85	77.8	West Coast Life Insurance Company	AA-
160	$4,000,000	Male	85	28.3	John Hancock Life Insurance Company (U.S.A)	AA-
161	$1,000,000	Male	85	67.7	John Hancock Life Insurance Company (U.S.A)	AA-
162	$2,000,000	Female	85	88.3	Lincoln Benefit Life Company	BBB+
163	$1,000,000	Male	85	44.5	Voya Retirement Insurance and Annuity Company	A
164	$2,000,000	Female	85	64.0	New York Life Insurance Company	AA+
165	$5,000,000	Male	85	64.0	Jefferson-Pilot Life Insurance Company	AA-
166	$2,400,000	Male	85	28.9	Genworth Life Insurance Company	BB
167	$3,000,000	Male	85	83.2	Transamerica Life Insurance Company	AA-
168	$600,000	Male	85	91.1	AXA Equitable Life Insurance Company	A+
169	$7,600,000	Female	85	87.1	Transamerica Life Insurance Company	AA-
170	$250,000	Male	85	19.9	Midland National Life Insurance Company	A+
171	$2,500,000	Female	85	54.5	American General Life Insurance Company	A+
172	$2,500,000	Male	85	49.5	AXA Equitable Life Insurance Company	A+
173	$3,000,000	Male	85	49.5	Lincoln National Life Insurance Company	AA-
174	$500,000	Male	85	32.9	Genworth Life Insurance Company	BB
175	$1,980,000	Male	85	42.8	New York Life Insurance Company	AA+
176	$3,000,000	Female	85	37.5	AXA Equitable Life Insurance Company	A+
177	$250,000	Male	85	70.5	Voya Retirement Insurance and Annuity Company	A
178	$1,800,000	Female	85	52.0	Jefferson-Pilot Life Insurance Company	AA-
179	$1,703,959	Male	85	57.1	Jefferson-Pilot Life Insurance Company	AA-
180	$500,000	Male	85	12.0	Great Southern Life Insurance Company	N/A
181	$1,000,000	Male	85	48.2	Hartford Life and Annuity Insurance Company	BBB+
182	$3,500,000	Female	85	97.1	Lincoln Benefit Life Company	BBB+
183	$1,000,000	Male	85	83.6	Lincoln National Life Insurance Company	AA-
184	$1,000,000	Male	85	53.6	Metropolitan Life Insurance Company	A+
185	$5,000,000	Male	84	55.4	AXA Equitable Life Insurance Company	A+
186	$10,000,000	Male	84	118.7	Pacific Life Insurance Company	A+
187	$1,000,000	Male	84	53.7	Texas Life Insurance Company	N/A
188	$500,000	Male	84	95.1	Metropolitan Life Insurance Company	A+
189	$2,000,000	Male	84	44.4	National Life Insurance Company	A
190	$3,000,000	Male	84	31.9	U.S. Financial Life Insurance Company	A+
191	$2,147,816	Female	84	109.3	John Hancock Life Insurance Company (U.S.A)	AA-
192	$4,200,000	Female	84	107.8	Transamerica Life Insurance Company	AA-
193	$325,000	Male	84	55.8	Genworth Life and Annuity Insurance Company	BB
194	$175,000	Male	84	55.8	Genworth Life and Annuity Insurance Company	BB

	Face Amount	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
195	$850,000	Male	84	50.9	American General Life Insurance Company	A+
196	$1,900,000	Male	84	55.9	American National Insurance Company	A
197	$500,000	Male	84	36.9	New York Life Insurance Company	AA+
198	$500,000	Male	84	36.9	New York Life Insurance Company	AA+
199	$5,000,000	Male	84	48.4	AXA Equitable Life Insurance Company	A+
200	$385,000	Male	84	64.1	Metropolitan Life Insurance Company	A+
201	$500,000	Male	84	64.1	Metropolitan Life Insurance Company	A+
202	$75,000	Male	84	40.5	Fidelity and Guaranty Insurance Company	AA
203	$250,000	Male	84	24.5	Jackson National Life Insurance Company	AA
204	$1,500,000	Male	84	69.0	Jefferson-Pilot Life Insurance Company	AA-
205	$3,500,000	Female	84	79.0	AXA Equitable Life Insurance Company	A+
206	$1,000,000	Female	84	91.8	West Coast Life Insurance Company	AA-
207	$8,500,000	Male	84	96.0	John Hancock Life Insurance Company	AA-
208	$3,000,000	Female	84	59.0	MetLife Investors USA Insurance Company	A+
209	$750,000	Male	84	69.6	John Hancock Life Insurance Company (U.S.A)	AA-
210	$4,500,000	Male	84	63.5	AXA Equitable Life Insurance Company	A+
211	$250,000	Male	84	43.1	Transamerica Life Insurance Company	AA-
212	$2,275,000	Male	84	82.8	Voya Retirement Insurance and Annuity Company	A
213	$10,000,000	Male	84	74.1	AXA Equitable Life Insurance Company	A+
214	$340,000	Female	84	77.4	Jackson National Life Insurance Company	AA
215	$2,300,000	Male	84	14.3	American General Life Insurance Company	A+
216	$2,000,000	Male	84	74.9	Pacific Life Insurance Company	A+
217	$3,500,000	Male	84	62.0	AXA Equitable Life Insurance Company	A+
218	$6,217,200	Female	84	96.0	Phoenix Life Insurance Company	B+
219	$7,600,000	Male	84	92.0	Transamerica Life Insurance Company	AA-
220	$3,000,000	Male	84	51.2	Metropolitan Life Insurance Company	A+
221	$1,275,000	Male	84	46.7	General American Life Insurance Company	A+
222	$2,000,000	Female	84	88.1	Jefferson-Pilot Life Insurance Company	AA-
223	$2,247,450	Female	84	51.5	Transamerica Life Insurance Company	AA-
224	$1,000,000	Male	84	43.9	American General Life Insurance Company	A+
225	$750,000	Male	84	80.2	AXA Equitable Life Insurance Company	A+
226	$400,000	Male	84	40.8	Transamerica Life Insurance Company	AA-
227	$5,000,000	Male	84	73.3	Jefferson-Pilot Life Insurance Company	AA-
228	$3,500,000	Male	84	56.2	Pacific Life Insurance Company	A+
229	$2,500,000	Male	84	56.2	AXA Equitable Life Insurance Company	A+
230	$3,000,000	Male	83	58.4	Protective Life Insurance Company	AA-
231	$1,500,000	Male	83	58.4	American General Life Insurance Company	A+
232	$2,000,000	Female	83	96.4	Transamerica Life Insurance Company	AA-
233	$3,500,000	Female	83	80.5	Jefferson-Pilot Life Insurance Company	AA-
234	$1,000,000	Male	83	58.7	Lincoln National Life Insurance Company	AA-
235	$1,500,000	Male	83	61.1	Pacific Life Insurance Company	A+
236	$5,000,000	Male	83	99.3	American General Life Insurance Company	A+
237	$250,000	Male	83	135.0	Voya Retirement Insurance and Annuity Company	A
238	$10,000,000	Male	83	64.9	Lincoln National Life Insurance Company	AA-
239	$1,000,000	Female	83	68.5	American General Life Insurance Company	A+
240	$5,000,000	Female	83	66.9	Sun Life Assurance Company of Canada (U.S.)	AA-

	Face Amount	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
241	$1,995,000	Female	83	71.6	Transamerica Life Insurance Company	AA-
242	$4,000,000	Male	83	51.8	Jefferson-Pilot Life Insurance Company	AA-
243	$1,250,000	Female	83	53.3	Columbus Life Insurance Company	AA
244	$10,000,000	Male	83	70.8	New York Life Insurance Company	AA+
245	$1,000,000	Male	83	61.0	Hartford Life and Annuity Insurance Company	BBB+
246	$1,000,000	Male	83	61.0	Jackson National Life Insurance Company	AA
247	$417,300	Male	83	92.8	Jackson National Life Insurance Company	AA
248	$2,500,000	Female	83	63.7	Voya Retirement Insurance and Annuity Company	A
249	$5,000,000	Female	83	49.7	Massachusetts Mutual Life Insurance Company	AA+
250	$5,000,000	Male	83	68.0	Transamerica Life Insurance Company	AA-
251	$2,000,000	Male	83	61.3	Ohio National Life Assurance Corporation	AA-
252	$1,000,000	Male	83	61.3	Ohio National Life Assurance Corporation	AA-
253	$500,000	Female	83	94.9	AXA Equitable Life Insurance Company	A+
254	$350,000	Male	83	28.0	Reassure America Life Insurance Company	AA
255	$5,000,000	Male	82	82.6	AXA Equitable Life Insurance Company	A+
256	$6,000,000	Male	82	98.8	Transamerica Life Insurance Company	AA-
257	$8,000,000	Male	82	75.1	AXA Equitable Life Insurance Company	A+
258	$850,000	Female	82	91.3	Zurich Life Insurance	AA-
259	$550,000	Male	82	108.8	Genworth Life Insurance Company	BB
260	$500,000	Male	82	56.6	West Coast Life Insurance Company	AA-
261	$1,680,000	Female	82	60.8	AXA Equitable Life Insurance Company	A+
262	$1,000,000	Female	82	88.8	Jefferson-Pilot Life Insurance Company	AA-
263	$2,000,000	Male	82	77.4	New York Life Insurance Company	AA+
264	$1,250,000	Male	82	91.7	Metropolitan Life Insurance Company	A+
265	$1,000,000	Male	82	57.5	AXA Equitable Life Insurance Company	A+
266	$1,250,000	Female	82	80.7	Principal Life Insurance Company	A+
267	$1,000,000	Male	82	48.9	AXA Equitable Life Insurance Company	A+
268	$3,000,000	Male	82	90.0	John Hancock Life Insurance Company (U.S.A)	AA-
269	$10,000,000	Male	82	62.3	Hartford Life and Annuity Insurance Company	BBB+
270	$1,750,000	Male	82	74.6	AXA Equitable Life Insurance Company	A+
271	$5,000,000	Male	82	64.3	AXA Equitable Life Insurance Company	A+
272	$300,000	Female	82	66.7	Hartford Life and Annuity Insurance Company	BBB+
273	$250,000	Male	82	71.7	American General Life Insurance Company	A+
274	$2,502,000	Male	82	139.4	Transamerica Life Insurance Company	AA-
275	$10,000,000	Male	82	104.8	John Hancock Life Insurance Company (U.S.A)	AA-
276	$1,210,000	Male	82	58.2	Lincoln National Life Insurance Company	AA-
277	$3,000,000	Female	82	98.6	West Coast Life Insurance Company	AA-
278	$7,000,000	Male	82	78.3	Genworth Life Insurance Company	BB
279	$8,000,000	Male	81	120.4	Metropolitan Life Insurance Company	A+
280	$3,000,000	Male	81	139.2	Metropolitan Life Insurance Company	A+
281	$300,000	Female	81	93.0	Metropolitan Life Insurance Company	A+
282	$800,000	Male	81	72.6	North American Company for Life And Health Insurance	A+
283	$2,000,000	Male	81	21.7	Metropolitan Life Insurance Company	A+
284	$3,000,000	Female	81	63.6	AXA Equitable Life Insurance Company	A+
285	$1,000,000	Female	81	82.4	Lincoln Benefit Life Company	BBB+
286	$6,000,000	Male	81	115.6	AXA Equitable Life Insurance Company	A+

	Face Amount	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
287	$320,987	Female	81	98.6	John Hancock Life Insurance Company (U.S.A)	AA-
288	$130,000	Male	81	44.6	Genworth Life Insurance Company	BB
289	$700,000	Male	81	94.0	Banner Life Insurance Company	AA-
290	$1,000,000	Male	81	116.5	Empire General Life Assurance Corporation	AA-
291	$2,000,000	Female	81	82.5	Pacific Life Insurance Company	A+
292	$2,000,000	Female	81	84.2	Transamerica Life Insurance Company	AA-
293	$1,500,000	Female	81	70.4	Protective Life Insurance Company	AA-
294	$3,500,000	Male	81	78.5	Metropolitan Life Insurance Company	A+
295	$250,000	Female	81	96.1	Aviva Life and Annuity Company	A-
296	$1,000,000	Male	81	51.1	Pacific Life Insurance Company	A+
297	$3,000,000	Male	81	103.1	Principal Life Insurance Company	A+
298	$200,000	Male	81	41.6	Prudential Life Insurance Company	AA-
299	$500,000	Male	81	41.5	Transamerica Life Insurance Company	AA-
300	$3,000,000	Male	80	36.4	Pacific Life Insurance Company	A+
301	$3,000,000	Male	80	36.4	Minnesota Life Insurance Company	A+
302	$3,000,000	Male	80	36.4	Prudential Life Insurance Company	AA-
303	$3,000,000	Male	80	83.4	Voya Retirement Insurance and Annuity Company	A
304	$5,000,000	Male	80	91.7	Pacific Life Insurance Company	A+
305	$5,000,000	Male	80	91.7	Pacific Life Insurance Company	A+
306	$4,000,000	Male	80	73.6	Jefferson-Pilot Life Insurance Company	AA-
307	$3,601,500	Male	80	87.2	Transamerica Life Insurance Company	AA-
308	$1,000,000	Male	80	89.8	Sun Life Assurance Company of Canada (U.S.)	AA-
309	$200,000	Male	80	66.4	Protective Life Insurance Company	AA-
310	$150,000	Male	80	66.4	Protective Life Insurance Company	AA-
311	$150,000	Male	80	66.4	Protective Life Insurance Company	AA-
312	$350,000	Male	80	66.4	Lincoln National Life Insurance Company	AA-
313	$1,187,327	Male	80	90.9	Transamerica Life Insurance Company	AA-
314	$5,000,000	Male	80	122.7	Principal Life Insurance Company	A+
315	$150,000	Male	80	87.4	Metropolitan Life Insurance Company	A+
316	$5,000,000	Male	80	83.6	John Hancock Life Insurance Company (U.S.A)	AA-
317	$7,000,000	Male	80	79.4	Lincoln Benefit Life Company	BBB+
318	$100,000	Male	80	59.2	North American Company for Life And Health Insurance	A+
319	$6,799,139	Male	80	117.1	AXA Equitable Life Insurance Company	A+
320	$476,574	Male	80	65.8	Transamerica Life Insurance Company	AA-
321	$5,500,000	Male	80	116.0	Metropolitan Life Insurance Company	A+
322	$2,250,000	Male	80	87.9	Massachusetts Mutual Life Insurance Company	AA+
323	$4,000,000	Male	80	89.5	Lincoln National Life Insurance Company	AA-
324	$4,300,000	Female	80	103.6	American National Insurance Company	A
325	$1,000,000	Female	80	117.8	John Hancock Life Insurance Company (U.S.A)	AA-
326	$6,000,000	Male	80	113.6	AXA Equitable Life Insurance Company	A+
327	$200,000	Male	80	60.9	Kansas City Life Insurance Company	N/A
328	$200,000	Male	80	52.0	Lincoln National Life Insurance Company	AA-
329	$6,000,000	Male	80	100.3	AXA Equitable Life Insurance Company	A+
330	$5,000,000	Female	80	110.3	Voya Retirement Insurance and Annuity Company	A
331	$750,000	Male	80	63.5	Lincoln National Life Insurance Company	AA-
332	$3,000,000	Male	80	89.3	Principal Life Insurance Company	A+

	Face Amount	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
333	$5,000,000	Male	79	125.5	Jefferson-Pilot Life Insurance Company	AA-
334	$3,000,000	Male	79	80.4	American General Life Insurance Company	A+
335	$5,000,000	Male	79	72.9	John Hancock Life Insurance Company (U.S.A)	AA-
336	$500,000	Male	79	61.5	John Hancock Life Insurance Company (U.S.A)	AA-
337	$5,000,000	Male	79	82.5	John Hancock Life Insurance Company (U.S.A)	AA-
338	$1,250,000	Male	79	93.6	AXA Equitable Life Insurance Company	A+
339	$3,000,000	Female	79	83.5	New York Life Insurance Company	AA+
340	$1,009,467	Male	79	53.3	John Hancock Life Insurance Company (U.S.A)	AA-
341	$4,000,000	Male	79	44.4	MetLife Investors USA Insurance Company	A+
342	$2,500,000	Male	79	81.6	Massachusetts Mutual Life Insurance Company	AA+
343	$2,500,000	Male	79	81.6	Massachusetts Mutual Life Insurance Company	AA+
344	$5,000,000	Male	79	50.9	John Hancock Life Insurance Company (U.S.A)	AA-
345	$500,000	Female	79	110.3	Columbus Life Insurance Company	AA
346	$775,000	Male	79	118.2	Lincoln National Life Insurance Company	AA-
347	$1,445,000	Female	79	99.2	AXA Equitable Life Insurance Company	A+
348	$1,500,000	Female	79	99.2	AXA Equitable Life Insurance Company	A+
349	$1,000,000	Male	79	80.9	Lincoln National Life Insurance Company	AA-
350	$325,000	Male	79	38.7	American General Life Insurance Company	A+
351	$3,750,000	Male	79	53.9	AXA Equitable Life Insurance Company	A+
352	$1,000,000	Male	79	104.0	Metropolitan Life Insurance Company	A+
353	$550,000	Male	79	75.0	Prudential Life Insurance Company	AA-
354	$300,000	Male	79	75.0	Prudential Life Insurance Company	AA-
355	$5,000,000	Male	79	173.2	West Coast Life Insurance Company	AA-
356	$2,000,000	Female	79	51.8	Transamerica Life Insurance Company	AA-
357	$1,000,000	Male	78	108.8	Metropolitan Life Insurance Company	A+
358	$2,840,000	Male	78	93.1	Transamerica Life Insurance Company	AA-
359	$750,000	Male	78	84.7	North American Company for Life and Health Insurance	A+
360	$1,000,000	Male	78	84.7	John Hancock Life Insurance Company	AA-
361	$500,000	Male	78	84.7	North American Company for Life and Health Insurance	A+
362	$4,000,000	Female	78	88.8	Transamerica Life Insurance Company	AA-
363	$1,000,000	Female	78	70.3	John Hancock Life Insurance Company (U.S.A)	AA-
364	$2,000,000	Male	78	96.7	Lincoln National Life Insurance Company	AA-
365	$2,000,000	Male	78	96.7	Lincoln National Life Insurance Company	AA-
366	$4,000,000	Male	78	142.8	John Hancock Life Insurance Company	AA-
367	$1,750,000	Male	78	57.7	John Hancock Life Insurance Company (U.S.A)	AA-
368	$5,000,000	Male	78	98.0	Transamerica Life Insurance Company	AA-
369	$1,000,000	Male	78	117.9	Principal Life Insurance Company	A+
370	$6,250,000	Male	78	187.6	John Hancock Life Insurance Company (U.S.A)	AA-
371	$600,000	Male	78	79.7	Protective Life Insurance Company	AA-
372	$5,000,000	Male	77	133.6	AXA Equitable Life Insurance Company	A+
373	$1,000,000	Male	77	100.4	Aviva Life and Annuity Company	A-
374	$3,000,000	Male	77	93.3	Prudential Life Insurance Company	AA-
375	$3,000,000	Female	77	103.7	John Hancock Life Insurance Company	AA-
376	$1,100,000	Male	77	135.1	Aviva Life and Annuity Company	A-
377	$3,000,000	Male	77	99.6	Protective Life Insurance Company	AA-
378	$2,000,000	Female	77	114.9	Aviva Life Insurance Company	A-

	Face Amount	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
379	$4,000,000	Male	77	63.4	Massachusetts Mutual Life Insurance Company	AA+
380	$2,500,000	Male	77	136.1	John Hancock Life Insurance Company	AA-
381	$2,500,000	Male	77	136.1	John Hancock Life Insurance Company	AA-
382	$1,000,000	Female	77	125.7	John Hancock Life Insurance Company (U.S.A)	AA-
383	$7,000,000	Female	77	118.1	Pacific Life Insurance Company	A+
384	$100,946	Female	77	157.3	Genworth Life and Annuity Insurance Company	BB
385	$2,000,000	Male	77	102.1	Genworth Life Insurance Company	BB
386	$350,000	Male	77	108.4	AXA Equitable Life Insurance Company	A+
387	$600,000	Male	77	108.4	AXA Equitable Life Insurance Company	A+
388	$1,000,000	Male	77	79.3	Pacific Life Insurance Company	A+
389	$2,000,000	Male	77	115.3	Transamerica Life Insurance Company	AA-
390	$200,000	Male	77	113.4	Prudential Insurance Company of America	AA-
391	$2,000,000	Female	77	164.6	Lincoln Financial Group	AA-
392	$150,000	Male	77	101.8	Genworth Life Insurance Company	BB
393	$490,620	Male	77	82.3	Ameritas Life Insurance Corporation	A+
394	$2,000,000	Male	77	60.4	Athene Annuity & Life Assurance Company	A-
395	$5,000,000	Male	77	56.0	West Coast Life Insurance Company	AA-
396	$5,000,000	Male	76	144.8	Prudential Life Insurance Company	AA-
397	$1,000,000	Male	76	124.5	Transamerica Life Insurance Company	AA-
398	$750,000	Male	76	109.8	Protective Life Insurance Company	AA-
399	$250,000	Male	76	100.5	Midland National Life Insurance Company	A+
400	$3,000,000	Male	76	52.5	Aviva Life Insurance Company	A-
401	$200,000	Male	76	67.3	Voya Retirement Insurance and Annuity Company	A
402	$500,000	Male	76	99.1	AXA Equitable Life Insurance Company	A+
403	$3,000,000	Male	76	110.2	John Hancock Life Insurance Company (U.S.A)	AA-
404	$5,000,000	Male	76	110.2	John Hancock Life Insurance Company (U.S.A)	AA-
405	$5,000,000	Male	76	138.6	Massachusetts Mutual Life Insurance Company	AA+
406	$5,000,000	Male	76	138.6	Massachusetts Mutual Life Insurance Company	AA+
407	$8,000,000	Male	76	96.3	Metropolitan Life Insurance Company	A+
408	$1,000,000	Male	76	157.4	Security Mutual Life Insurance Company of NY	N/A
409	$1,000,000	Male	76	100.8	Athene Life Insurance Company of New York	A-
410	$355,700	Male	76	106.0	Voya Retirement Insurance and Annuity Company	A
411	$5,000,000	Male	76	30.5	Lincoln Benefit Life Company	BBB+
412	$250,000	Male	76	138.2	West Coast Life Insurance Company	AA-
413	$850,000	Male	76	64.4	New York Life Insurance Company	AA+
414	$1,000,000	Male	76	114.6	Transamerica Life Insurance Company	AA-
415	$2,000,000	Male	76	148.8	John Hancock Life Insurance Company	AA-
416	$100,000	Male	76	69.8	Transamerica Life Insurance Company	AA-
417	$500,000	Male	75	92.0	AXA Equitable Life Insurance Company	A+
418	$500,000	Male	75	105.9	United of Omaha Life Insurance Company	AA-
419	$750,000	Male	75	29.1	North American Company for Life And Health Insurance	A+
420	$4,000,000	Female	75	140.1	American General Life Insurance Company	A+
421	$300,000	Male	75	35.4	Lincoln National Life Insurance Company	AA-
422	$172,245	Female	75	56.6	Symetra Life Insurance Company	A
423	$2,000,000	Male	75	121.6	Prudential Life Insurance Company	AA-
424	$5,000,000	Male	75	131.5	American General Life Insurance Company	A+

	Face Amount	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
425	$2,000,000	Male	75	96.4	American General Life Insurance Company	A+
426	$10,000,000	Female	75	136.8	Voya Retirement Insurance and Annuity Company	A
427	$1,000,000	Female	75	152.5	John Hancock Life Insurance Company (U.S.A)	AA-
428	$7,500,000	Female	75	175.7	Voya Retirement Insurance and Annuity Company	A
429	$500,000	Male	75	74.4	American General Life Insurance Company	A+
430	$3,000,000	Female	75	112.2	General American Life Insurance Company	A+
431	$300,000	Female	75	135.3	Minnesota Life Insurance Company	A+
432	$250,000	Male	75	90.7	United of Omaha Life Insurance Company	AA-
433	$370,000	Female	75	127.7	Minnesota Life Insurance Company	A+
434	$500,000	Male	74	89.5	Protective Life Insurance Company	AA-
435	$1,000,000	Male	74	95.2	Voya Financial	A
436	$500,000	Male	74	34.3	Midland National Life Insurance Company	A+
437	$1,000,000	Male	74	98.5	Transamerica Life Insurance Company	AA-
438	$3,000,000	Male	74	73.1	AXA Equitable Life Insurance Company	A+
439	$500,000	Male	74	63.0	William Penn Life Insurance Company of New York	AA-
440	$3,000,000	Male	74	105.5	Transamerica Life Insurance Company	AA-
441	$800,000	Male	74	124.5	John Hancock Life Insurance Company	AA-
442	$190,000	Male	74	105.4	Protective Life Insurance Company	AA-
443	$100,000	Male	74	153.3	Protective Life Insurance Company	AA-
444	$400,000	Male	74	82.5	Protective Life Insurance Company	AA-
445	$250,000	Female	74	174.2	Protective Life Insurance Company	AA-
446	$500,000	Male	73	124.6	Ameritas Life Insurance Corporation	A+
447	$370,000	Male	73	124.6	Ameritas Life Insurance Corporation	A+
448	$1,000,000	Female	73	122.3	United of Omaha Life Insurance Company	AA-
449	$500,000	Male	73	108.6	William Penn Life Insurance Company of New York	AA-
450	$100,000	Male	73	112.5	Protective Life Insurance Company	AA-
451	$500,000	Male	73	130.5	Metropolitan Life Insurance Company	A+
452	$2,500,000	Male	73	105.6	John Hancock Life Insurance Company (U.S.A)	AA-
453	$500,000	Male	73	137.0	Prudential Life Insurance Company	AA-
454	$8,600,000	Male	73	154.3	AXA Equitable Life Insurance Company	A+
455	$2,500,000	Male	73	106.9	American General Life Insurance Company	A+
456	$1,500,000	Male	73	128.3	Lincoln National Life Insurance Company	AA-
457	$1,500,000	Male	73	128.3	Lincoln National Life Insurance Company	AA-
458	$1,500,000	Male	73	128.3	Lincoln National Life Insurance Company	AA-
459	$2,000,000	Male	73	133.5	John Hancock Life Insurance Company	AA-
460	$2,500,000	Male	73	138.4	Banner Life Insurance Company	AA-
461	$300,000	Male	73	113.4	New England Life Insurance Company	AA-
462	$1,167,000	Male	73	51.9	Transamerica Life Insurance Company	AA-
463	$1,500,000	Male	73	110.8	Metropolitan Life Insurance Company	A+
464	$10,000,000	Male	73	120.6	AXA Equitable Life Insurance Company	A+
465	$2,500,000	Male	72	53.2	Transamerica Life Insurance Company	AA-
466	$750,000	Male	72	133.2	Voya Financial	A
467	$3,000,000	Male	72	76.7	John Hancock Life Insurance Company (U.S.A)	AA-
468	$2,000,000	Male	72	101.9	New York Life Insurance Company	AA+
469	$2,000,000	Male	72	101.9	New York Life Insurance Company	AA+
470	$5,000,000	Male	72	130.6	John Hancock Life Insurance Company (U.S.A)	AA-

	Face Amount	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
471	$2,500,000	Male	72	116.6	Lincoln National Life Insurance Company	AA-
472	$2,500,000	Male	72	116.6	John Hancock Life Insurance Company (U.S.A)	AA-
473	$2,000,000	Male	72	123.1	Voya Retirement Insurance and Annuity Company	A
474	$1,500,000	Male	72	123.1	Voya Retirement Insurance and Annuity Company	A
475	$230,000	Male	72	119.3	Transamerica Life Insurance Company	AA-
476	$139,398	Female	72	24.5	Lincoln National Life Insurance Company	AA-
477	$300,000	Male	72	115.8	Protective Life Insurance Company	AA-
478	$190,000	Female	72	194.1	Protective Life Insurance Company	AA-
479	$250,000	Male	72	70.1	American General Life Insurance Company	A+
480	$600,000	Male	72	85.8	AXA Equitable Life Insurance Company	A+
481	$4,000,000	Male	72	143.6	AXA Equitable Life Insurance Company	A+
482	$420,000	Male	72	124.5	RiverSource Life Insurance Company	A+
483	$250,000	Male	71	52.5	Protective Life Insurance Company	AA-
484	$650,000	Female	71	73.8	Voya Retirement Insurance and Annuity Company	A
485	$500,000	Male	71	122.7	Ohio National Life Assurance Corporation	AA-
486	$400,000	Male	71	198.3	Protective Life Insurance Company	AA-
487	$232,000	Male	71	182.2	Protective Life Insurance Company	AA-
488	$750,000	Male	71	127.3	Transamerica Life Insurance Company	AA-
489	$1,250,000	Male	71	101.8	West Coast Life Insurance Company	AA-
490	$1,500,000	Female	71	155.6	Prudential Life Insurance Company	AA-
491	$5,000,000	Male	71	93.4	Transamerica Life Insurance Company	AA-
492	$500,000	Male	71	93.7	Transamerica Life Insurance Company	AA-
493	$500,000	Male	71	93.7	North American Company for Life And Health Insurance	A+
494	$420,000	Male	71	133.9	Protective Life Insurance Company	AA-
495	$100,000	Male	71	46.0	Genworth Life and Annuity Insurance Company	BB
496	$150,000	Male	71	35.7	Protective Life Insurance Company	AA-
497	$150,000	Male	71	35.7	AXA Equitable Life Insurance Company	A+
498	$1,000,000	Male	71	56.1	John Hancock Life Insurance Company	AA-
499	$100,000	Male	71	139.5	Protective Life Insurance Company	AA-
500	$5,000,000	Male	71	153.9	Metropolitan Life Insurance Company	A+
501	$250,000	Female	70	123.0	Ohio National Life Assurance Corporation	AA-
502	$40,000	Male	70	33.2	Banner Life Insurance Company	AA-
503	$400,000	Male	70	163.4	Lincoln National Life Insurance Company	AA-
504	$92,000	Female	70	202.1	Protective Life Insurance Company	AA-
505	$1,500,000	Male	70	73.3	Lincoln National Life Insurance Company	AA-
506	$1,500,000	Male	70	107.9	Midland National Life Insurance Company	A+
507	$202,700	Male	70	119.3	Farmers New World Life Insurance Company	N/A
508	$500,000	Male	70	113.4	Lincoln Benefit Life Company	BBB+
509	$750,000	Male	69	137.0	North American Company for Life And Health Insurance	A+
510	$1,000,000	Male	69	89.1	Protective Life Insurance Company	AA-
511	$2,000,000	Male	69	174.4	John Hancock Life Insurance Company	AA-
512	$2,000,000	Male	69	114.9	Transamerica Life Insurance Company	AA-
513	$1,000,000	Male	69	114.9	Genworth Life Insurance Company	BB
514	$175,000	Female	69	113.6	Lincoln National Life Insurance Company	AA-
515	$1,000,000	Male	69	63.1	Protective Life Insurance Company	AA-
516	$2,000,000	Male	69	52.2	MetLife Investors USA Insurance Company	A+

	Face Amount	Gender	Age (ALB)	LE (mo.)	Insurance Company	S&P Rating
517	$2,000,000	Male	69	52.2	MetLife Investors USA Insurance Company	A+
518	$1,200,000	Male	68	128.5	Massachusetts Mutual Life Insurance Company	AA+
519	$1,000,000	Male	68	140.5	Transamerica Life Insurance Company	AA-
520	$2,500,000	Male	68	163.3	Prudential Life Insurance Company	AA-
521	$2,500,000	Male	68	163.3	Prudential Life Insurance Company	AA-
522	$500,000	Male	68	44.0	Voya Retirement Insurance and Annuity Company	A
523	$750,000	Male	68	163.8	Northwestern Mutual Life Insurance Company	AA+
524	$250,000	Female	68	160.4	Protective Life Insurance Company	AA-
525	$150,000	Male	68	119.9	Protective Life Insurance Company	AA-
526	$156,538	Female	68	108.7	New York Life Insurance Company	AA+
527	$3,000,000	Male	68	195.6	John Hancock Life Insurance Company	AA-
528	$300,000	Male	68	92.0	Protective Life Insurance Company	AA-
529	$400,000	Male	67	193.6	Lincoln National Life Insurance Company	AA-
530	$3,000,000	Male	67	102.5	Voya Retirement Insurance and Annuity Company	A
531	$2,000,000	Male	67	102.5	AXA Equitable Life Insurance Company	A+
532	$2,000,000	Male	67	102.5	AXA Equitable Life Insurance Company	A+
533	$1,000,000	Male	67	49.4	Lincoln National Life Insurance Company	AA-
534	$1,000,000	Male	67	80.3	Transamerica Life Insurance Company	AA-
535	$5,000,000	Male	67	107.2	Athene Annuity & Life Assurance Company	A-
536	$1,000,000	Male	67	151.4	Sun Life Assurance Company of Canada (U.S.)	AA-
537	$1,000,000	Male	67	111.5	Centrian Life Insurance	A-
538	$5,616,468	Male	67	182.9	John Hancock Life Insurance Company (U.S.A)	AA-
539	$320,000	Male	67	164.6	Transamerica Life Insurance Company	AA-
540	$250,000	Male	67	165.5	Prudential Life Insurance Company	AA-
541	$250,000	Male	67	201.4	Zurich Life Insurance	AA-
542	$350,000	Female	66	87.6	Assurity Life Insurance Company	N/A
543	$500,000	Female	66	173.7	Banner Life Insurance Company	AA-
544	$350,000	Male	66	99.7	RiverSource Life Insurance Company	A+
545	$750,000	Male	66	130.8	Pacific Life Insurance Company	A+
546	$500,000	Male	66	138.4	Transamerica Life Insurance Company	AA-
547	$650,000	Male	66	188.2	Lincoln National Life Insurance Company	AA-
	$1,154,797,546

(1)	Person’s age on last birthday (ALB).
(2)	The insured’s life expectancy estimate, other than for a small face value insurance contract (i.e., a contract with $1 million in face value benefits or less), is the average of two life expectancy estimates provided by independent third-party medical-actuarial underwriting firms at the time of purchase, actuarially adjusted through the measurement date. Numbers in this column represent months.

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

As of June 30, 2016, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective.

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

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2016 based on criteria for effective control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), 2013 framework in “Internal Control—Integrated Framework.” Based on this assessment, our management concluded that, as of the evaluation date, we maintained effective internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit
31.1	Section 302 Certification of the Chief Executive Officer (filed herewith).
31.2	Section 302 Certification of the Chief Financial Officer (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.1	Letter from Model Actuarial Pricing Systems, dated July 26, 2016 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GWG HOLDINGS, INC.

Date: August 12, 2016	By:	/s/ Jon R. Sabes
Chief Executive Officer

Date: August 12, 2016	By:	/s/ William B. Acheson
Chief Financial Officer

