Form 10-Q
period 2016-09-30
GWG Holdings, Inc.
filed 2016-11-10
CIK 1522690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 10, 2016, GWG Holdings, Inc. had 5,980,190 shares of common stock outstanding.

GWG HOLDINGS, INC.

Index to Form 10-Q

for the Quarter Ended September 30, 2016

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016 (unaudited)	December 31, 2015
A S S E T S
Cash and cash equivalents	$18,773,828	$34,425,105
Restricted cash	15,688,025	2,341,900
Investment in life insurance contracts, at fair value	477,585,100	356,649,715
Secured MCA advances	6,113,831	-
Life insurance contract benefits receivable	6,129,022	-
Other assets	3,131,107	2,461,045
TOTAL ASSETS	$527,420,913	$395,877,765

L I A B I L I T I E S & S T O C K H O L D E R S’ E Q U I T Y
LIABILITIES
Senior Credit Facilities	$63,699,385	$63,279,596
Series I Secured Notes	17,553,307	23,287,704
L Bonds	379,858,737	276,482,796
Accounts payable	2,442,449	1,517,440
Interest payable	13,633,640	12,340,061
Other accrued expenses	645,343	1,060,786
Deferred taxes, net	3,242,586	1,763,968
TOTAL LIABILITIES	$481,075,447	$379,732,351

STOCKHOLDERS’ EQUITY

CONVERTIBLE PREFERRED STOCK
(par value $0.001; shares authorized 40,000,000; shares outstanding 2,649,665 and 2,781,735; liquidation preference of $19,872,000 and $20,863,000 on September 30, 2016 and December 31, 2015, respectively)	19,772,931	20,784,841

REDEEMABLE PREFERRED STOCK
(par value $0.001; shares authorized 100,000; shares outstanding 33,201; liquidation preference of $33,176,600 on September 30, 2016)	33,176,600	-

COMMON STOCK
(par value $0.001: shares authorized 210,000,000; shares issued and outstanding 5,980,190 and 5,941,790 on September 30, 2016 and December 31, 2015)	5,980	5,942
Additional paid-in capital	15,226,449	17,149,391
Accumulated deficit	(21,836,494)	(21,794,760)
TOTAL STOCKHOLDERS’ EQUITY	46,345,466	16,145,414

TOTAL LIABILITIES & EQUITY	$527,420,913	$395,877,765

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

 GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
REVENUE
Gain on life insurance contracts, net	$13,509,755	$8,189,261	$51,606,815	$33,446,556
MCA income	286,225	-	654,441	-
Interest and other income	124,998	93,841	341,098	233,516
TOTAL REVENUE	13,920,978	8,283,102	52,602,354	33,680,072

EXPENSES
Interest expense	11,983,968	8,650,149	32,009,934	23,149,030
Employee compensation and benefits	2,912,463	2,308,246	8,450,168	6,180,886
Legal and professional fees	586,830	822,077	3,097,312	1,988,261
Other expenses	2,863,212	2,231,341	7,608,057	5,646,402
TOTAL EXPENSES	18,346,473	14,011,813	51,165,471	36,964,579

INCOME (LOSS) BEFORE INCOME TAXES	(4,425,495)	(5,728,711)	1,436,883	(3,284,507)
INCOME TAX EXPENSE (BENEFIT)	(1,428,130)	(2,097,633)	1,478,617	(664,905)

NET LOSS	$(2,997,365)	(3,631,078)	$(41,734)	$(2,619,602)

Loss attributable to preferred shareholders	421,026	343,644	1,103,896	1,041,648
INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,576,339)	(3,287,434)	$1,062,162	$(1,577,954)
NET INCOME (LOSS) PER SHARE
Basic	$(0.50)	(0.61)	$(0.01)	$(0.44)
Diluted	$(0.50)	(0.61)	$0.13	$(0.44)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,978,322	5,937,320	5,962,938	5,894,956
Diluted	5,978,322	5,937,320	8,092,196	5,894,956

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,997,365)	$(3,631,078)	$(41,734)	$(2,619,602)
Adjustments to reconcile net loss to net cash flows from operating activities:
Gain on life insurance contracts	(21,073,226)	(14,516,881)	(53,846,155)	(26,651,363)
Amortization of deferred financing and issuance costs	2,765,743	1,933,776	6,077,905	1,891,772
Deferred income taxes	(1,428,130)	(1,916,686)	1,478,617	(664,905)
Preferred stock dividends payable	333,565	173,993	663,614	509,225
(Increase) decrease in operating assets:
Life insurance contract benefits receivable	700,000	2,142,986	(6,129,022)	1,392,986
Other assets	419,836	(417,990)	(617,630)	(774,539)
Increase (decrease) in operating liabilities:
Due to related party	(80,949)	-	(182,730)	-
Accounts payable and other accrued expenses	(3,216,990)	2,534,269	(2,024,234)	3,836,715
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(24,577,516)	(13,697,611)	(54,621,369)	(23,079,711)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance contracts	(25,770,326)	(13,626,842)	(74,470,362)	(23,850,860)
Carrying value of matured life insurance contracts	1,078,889	80,000	7,381,132	3,822,983
Investment in Secured MCA advances	(1,965,896)	-	(7,613,310)	-
Proceeds from Secured MCA advances	220,911	-	1,246,703	-
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(26,436,422)	(13,546,842)	(73,455,837)	(20,027,877)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on (repayments of) Senior Credit Facilities	(10,761,048)	-	6,238,952	(7,150,000)
Payments for redemption of Series I Secured Notes	(541,275)	(890,586)	(6,264,018)	(4,508,130)
Proceeds from issuance of L Bonds	64,350,430	37,122,127	135,477,090	87,620,483
Payments for issuance and redemption of L Bonds	(14,373,447)	(19,363,047)	(37,036,922)	(32,376,104)
Proceeds from (increase in) restricted cash	(4,527,232)	651,630	(13,346,126)	(2,975,507)
Issuance of common stock	31,515	-	244,185	582,000
Proceeds from issuance of preferred stock	20,786,332	-	31,287,541	-
Payments for issuance and redemption of preferred stock	(2,556,859)	(21,187)	(4,174,773)	(295,185)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	52,408,416	17,498,937	112,425,929	40,897,557

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,394,478	(9,745,516)	(15,651,277)	(2,210,031)

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	17,379,350	38,198,189	34,425,105	30,662,704
END OF PERIOD	$18,773,828	$28,452,673	$18,773,828	$28,452,673

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

 GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest and preferred dividends paid	$11,516,000	$5,385,000	$28,683,000	$18,529,000
Premiums paid	$11,785,000	$6,603,000	$29,225,000	$19,069,000
Stock-based compensation	$162,000	$176,000	$213,000	$208,000
NON-CASH INVESTING AND FINANCING ACTIVITIES
Series I Secured Notes:
Conversion of accrued interest and commissions payable to principal	$47,000	$61,000	$234,000	$188,000
L Bonds:
Conversion of accrued interest and commissions payable to principal	$854,000	$491,000	$1,515,000	$929,000
Issuance of Series A Preferred Stock in lieu of cash dividends	$170,000	$172,000	$509,000	$507,000
Investment in life insurance contracts included in accounts payable	$1,603,000	$559,000	$1,603,000	$559,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

 GWG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Preferred Stock	Preferred	Common	Common Stock	Additional Paid-in	Accumulated	Total
	Shares	Stock	Shares	(par)	Capital	Deficit	Equity

Balance, December 31, 2014	2,738,966	$20,527,866	5,870,193	$5,870	$16,257,686	$(14,401,486)	$22,389,936

Net loss	-	-	-	-	-	(7,393,274)	(7,393,274)

Issuance of common stock	-	-	60,000	60	581,940	-	582,000

Series A Preferred Stock conversion to common stock	(15,463)	(115,973)	11,597	12	115,961	-	-

Issuance of preferred stock	58,232	372,948	-	-	-	-	372,948

Issuance of stock options	-	-	-	-	193,804	-	193,804
Balance, December 31, 2015	2,781,735	$20,784,841	5,941,790	$5,942	$17,149,391	$(21,794,760)	$16,145,414

Net income	-	-	-	-	-	(41,734)	(41,734)

Issuance of common stock	-	-	36,450	36	244,149	-	244,185

Redemption of Series A Preferred Stock	(204,848)	(1,521,358)	1,950	2	19,498	-	(1,501,858)

Issuance of Series A Preferred Stock	72,778	509,448	-	-	-	-	509,448

Issuance of redeemable preferred stock	33,201	33,176,600	-	-	(2,399,219)	-	30,777,381

Issuance of stock options	-	-	-	-	212,630	-	212,630
Balance, September 30, 2016	2,682,866	$52,949,531	5,980,190	$5,980	$15,226,449	$(21,836,494)	$46,345,466

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1)   Nature of Business and Summary of Significant Accounting Policies

Nature of Business – Through its wholly owned subsidiaries, GWG Holdings, Inc. owns a portfolio of life insurance contracts. As of the date of this report, our portfolio had an aggregate fair value of $477.6 million. We earn income from changes in the fair value of our portfolio and through the benefits we receive from the life insurance contracts we own. We are also involved in other lines of business, including a business that collects commissions for facilitating the conversion of term life insurance contracts into universal, or permanent, life insurance, and a business that participates in the merchant cash advance industry by advancing sums to merchants and lending money to businesses that advance sums to merchants. Operating results for the three- and nine-month periods included in this report are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Life Insurance Contracts – ASC 325-30, Investments in Insurance Contracts (“ASC 325-30”), permits a reporting entity to account for its investments in life insurance contracts using either the investment method or the fair value method. We elected to use the fair value method to account for our life insurance contracts. Under the fair value method, we recognize our initial investment at the purchase price. At each subsequent reporting period, we re-measure the investment at fair value in its entirety and recognize the change in fair value as revenue in the current period net of premiums paid. We use the term “life insurance contracts” to have the same meaning as “life insurance policies.”

We also recognize realized gain (revenue) from a life insurance contract upon one of the two following events: (1) our receipt of notice or verified mortality of the insured; or (2) our sale of the contract, filing of change-of-ownership forms and receipt of payment. In the case of mortality, the gain (or loss) we recognize is the difference between the contract benefits and the carrying values of the contract once we receive notice or verify the mortality of the insured. In the case of a contract sale, the gain (or loss) we recognize is the difference between the sale price and the carrying value of the contract on the date of our receipt of sale proceeds.

In a case where our acquisition of a contract is not complete as of a reporting date, but we have nonetheless advanced direct costs and deposits for the acquisition, those costs and deposits are recorded as “other assets” on our balance sheet until the acquisition is complete and we secured title to the contract. On September 30, 2016 and December 31, 2015, a total of $34,000 and $31,000, respectively, of our “other assets” comprised direct costs and deposits that we advanced for contract acquisitions.

Other Assets – GWG acquired the exclusive option to license “DNA Methylation Based Predictor of Mortality” technology from the University of California, Los Angeles (UCLA). The technology was discovered by Dr. Steven Horvath and is featured in the September 2016 edition of Aging. In 2013, Dr. Horvath reported that human cells have a mechanism that records biological aging progression based on DNA methylation that is independent from chronological aging progression. In 2016, Dr. Horvath discovered a specific set of DNA methylation-based bio-markers that are highly predictive of all-cause mortality. The discovery was made through a statistical analysis of bio-markers found in DNA samples from over 13,000 individuals whose health had been studied for decades. The implications of Dr. Horvath’s discovery are simple and profound: A biostatistician can review a specific set of identified bio-markers and develop a highly predictive analytical model of an individual’s lifespan. The cost of entering into this exclusive option agreement is listed as “other assets”.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Deferred Financing and Issuance Costs – Loans advanced to us under our senior credit facilities, as described in Notes 5 and 6, are reported net of financing costs, which are amortized using the straight-line method over the term of the facility.  The Series I Secured Notes and L Bonds, as respectively described in Notes 7 and 8, are reported net of issuance costs, sales commissions and other direct expenses, which are amortized using the interest method over the term of those borrowings. The Series A Preferred Stock, as described in Note 9, is reported net of issuance costs, sales commissions (including the fair value of warrants issued) and other direct expenses, all of which were fully amortized using the interest method as of December 31, 2015. Selling and issuance costs of Redeemable Preferred Stock and MCA Preferred Stock, described in Notes 10 and 11, are netted against additional paid-in-capital.

Earnings (loss) per Share – Basic earnings (loss) per share attributable to non-redeemable interests are calculated using the weighted-average number of shares outstanding during the reported period. Diluted earnings (loss) per share are calculated based on the potential dilutive impact of our outstanding Series A Preferred Stock, Redeemable Preferred Stock, warrants and stock options.

Recently Adopted Pronouncements – On April 7, 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), as part of its simplification initiative. ASU 2015-03 changes the presentation of debt issuance costs by presenting those costs in the balance sheet as a direct deduction from the related debt liability. Amortization of the costs is reported as interest expense. We adopted ASU 2015-03 effective January 1, 2016, as required for public reporting entities.

Reclassification – Certain 2015 amounts have been reclassified to conform to ASU 2015-03, and that adoption reduced our assets, together with a corresponding reduction to our liabilities, by approximately $2,288,000 as of December 31, 2015. There was no impact on our statements of operations in 2015, and these reclassifications had no effect on our reported consolidated net income or loss for prior periods.

(2)       Restrictions on Cash

Under the terms of our senior credit facilities (discussed in Notes 5 and 6), we are required to maintain collection and escrow accounts that are used to fund the acquisition of contracts, pay annual contract premiums, pay interest and other charges under the facility, and collect contract benefits. The agent for the lender authorizes the disbursements from these accounts. At September 30, 2016 and December 31, 2015, there was a balance of $15,688,000, and $2,342,000, respectively, in these restricted cash accounts.

(3)      Investment in Life Insurance Contracts

Life insurance contracts are valued based on unobservable inputs that are significant to their overall fair value. Changes in the fair value of these contracts are recorded as gain or loss on life insurance contracts, net of cash premiums paid on those contracts, in our consolidated statements of operations. Fair value is determined on a discounted cash flow basis that incorporates life expectancy assumptions derived from reports obtained from widely accepted life expectancy providers, assumptions relating to cost-of-insurance (premium) rates and other assumptions. The discount rate we apply incorporates current information about discount rate applied by other reporting companies owning portfolios of life insurance contracts, the discount rates observed in the life insurance secondary market, market interest rates, our credit exposure to the insurance companies that issued the life insurance contracts and management’s estimate of the risk premium a purchaser would require to receive the future cash flows derived from our portfolio as a whole. As a result of management’s analysis, discount rates of 11.07% and 11.09% were applied to our portfolio as of September 30, 2016 and December 31, 2015, respectively.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

We recognized life insurance benefits of $5,300,000 and $357,000 during the three months ended September 30, 2016 and 2015, respectively, related to contracts with a carrying value of $1,078,000 and $80,000, respectively, and as a result recorded realized gains of $4,221,000 and $277,000. We recognized life insurance benefits of $34,367,000 and $29,732,000 during the nine months ended September 30, 2016 and 2015, respectively, related to contracts with a carrying value of $7,381,000 and $3,823,000, respectively, and as a result recorded realized gains of $26,986,000 and $25,909,000.

Reconciliation of gain on life insurance contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Change in fair value	$21,073,000	$14,517,000	$53,846,000	$26,651,000
Premiums and other fees	(11,784,000)	(6,605,000)	(29,225,000)	(19,114,000)
Contract maturities	4,221,000	277,000	26,986,000	25,909,000
Gain on life insurance contracts, net	$13,510,000	$8,189,000	$51,607,000	$33,446,000

We currently estimate that premium payments and servicing fees required to maintain our current portfolio of life insurance contracts in force for the next five years, assuming no mortalities, are as follows:

Years Ending December 31,	Premiums	Servicing	Premiums and Servicing Fees
Three months ending December 31, 2016	$10,449,000	$188,000	$10,637,000
2017	43,155,000	750,000	43,905,000
2018	46,847,000	750,000	47,597,000
2019	50,813,000	750,000	51,563,000
2020	56,633,000	750,000	57,383,000
2021	63,222,000	750,000	63,972,000
	$271,119,000	$3,938,000	$275,057,000

Management anticipates funding the premium payments estimated above with proceeds from our senior credit facilities, proceeds from additional debt and equity financing, and proceeds from maturities of life insurance contracts. The proceeds of these capital sources may also be used for the purchase, financing, and maintenance of additional life insurance contracts.

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

Level 3 Valuation Process

The estimated fair value of our portfolio of life insurance contracts is determined on a quarterly basis by our portfolio management committee, taking into consideration changes in discount rate assumptions, estimated premium payments and life expectancy estimate assumptions, as well as any changes in economic and other relevant conditions. The discount rate incorporates (i) current information about discount rate applied by other reporting companies owning portfolios of life insurance contracts, (ii) the discount rates observed in the life insurance secondary market, (iii) market interest rates, (iv) our credit exposure to the insurance company that issued the life insurance contract and (v) management’s estimate of the risk premium a purchaser would require to receive the future cash flows derived from our portfolio as a whole.

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

The following table reconciles the beginning and ending fair value of our Level 3 investments in our portfolio of life insurance contracts for the periods ended September 30, as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Beginning balance	$431,820,000	$301,499,000	$356,650,000	$282,883,000
Purchases	25,770,000	13,626,000	74,470,000	23,851,000
Maturities (carrying value)	(1,078,000)	(80,000)	(7,381,000)	(3,823,000)
Net change in fair value	21,073,000	14,517,000	53,846,000	26,651,000
Ending balance (September 30)	$477,585,000	$329,562,000	$477,585,000	$329,562,000

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

We periodically update the independent life expectancy estimates on the insured lives in our portfolio, other than insured lives covered under small face amount contracts (i.e., $1 million in face value benefits or less), on a continuous rotating three-year cycle.  Accordingly, we update life expectancies for approximately one-twelfth of our portfolio each quarter.

The following table summarizes the inputs utilized in estimating the fair value of our portfolio of life insurance contracts:

	As of September 30, 2016	As of December 31, 2015
Weighted-average age of insured, years	81.8	82.6
Weighted-average life expectancy, months	81.8	79.3
Average face amount per contract	$2,035,000	$2,386,000
Discount rate	11.07%	11.09%

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

Change in Fair Value of the Investment in Life Insurance Contracts

	Change in life expectancy estimates
	minus 8 months	minus 4 months	plus 4 months	plus 8 months

September 30, 2016	$64,713,000	$32,215,000	$(31,450,000)	$(62,258,000)
December 31, 2015	$48,339,000	$24,076,000	$(23,501,000)	$(46,482,000)

	Change in discount rate
	minus 2%	minus 1%	plus 1%	plus 2%

September 30, 2016	$50,097,000	$23,990,000	$(22,096,000)	$(42,492,000)
December 31, 2015	$35,024,000	$16,786,000	$(15,485,000)	$(29,803,000)

Other Fair Value Considerations

The carrying value of receivables, prepaid expenses, accounts payable and accrued expenses approximate fair value due to their short-term maturities and low credit risk. Using the income-based valuation approach, the estimated fair value of our Series I Secured Notes and L Bonds, having a combined aggregate face value of $402,416,000 as of September 30, 2016, is approximately $414,023,000 based on a weighted-average market interest rate of 6.36%. The carrying value of the senior credit facilities reflects interest charged at the commercial paper rate or 12-month LIBOR, as applicable, plus an applicable margin. The margin represents our credit risk, and the strength of the portfolio of life insurance contracts collateralizing the debt. The overall rate reflects market, and the carrying value of the facility approximates fair value.

Our wholly owned subsidiary GWG MCA Capital, Inc. (“GWG MCA”) participates in the merchant cash advance by directly advancing sums to merchants and lending money, on a secured basis, to companies that advance sums to merchants. Each quarter, we review the carrying value of these advances and loans, and determine if an impairment reserve is necessary. At September 30, 2016, one of our secured loans to Nulook Capital LLC was potentially impaired. The secured loan to Nulook Capital LLC had an outstanding balance of $3,215,000 and a loan loss reserve of $400,000 at September 30, 2016. We deem fair value to be the estimated collectible value on each loan or advance made from GWG MCA. Where we estimate the collectible amount to be less than the outstanding balance, we record a reserve for the difference.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes outstanding warrants as of September 30, 2016:

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
	431,954

(5)       Credit Facility – Autobahn Funding Company LLC

Through our subsidiaries GWG DLP Funding II, LLC (“DLP II”) and GWG DLP Funding III, LLC (“DLP III”), we are party to a $105 million revolving senior credit facility with Autobahn Funding Company LLC (“Autobahn”), with a maturity date of June 30, 2018. The facility is governed by a Credit and Security Agreement (the “Agreement”), and DZ Bank AG Deutsche Zentral-Genossenschaftsbank (“DZ Bank”) acts as the agent for Autobahn under the Agreement. On September 14, 2016, we paid off the revolving senior credit facility in full with funds received from a new senior secured term loan with LNV Corporation as described in Note 6.

Advances under the facility bear interest at a commercial paper rate of the lender at the time of the advance, or at the lender’s cost of borrowing plus 4.25%. We make interest payments on a monthly basis. The effective rate of interest was 5.42% at September 14, 2016 and 5.58% at December 31, 2015. The weighted-average effective interest rate, after excluding an unused line fee, was 5.46% and 5.42% for the three months ended September 30, 2016 and 2015, respectively, and 5.54% and 5.81% for the nine months ended September 30, 2016 and 2015, respectively.

The amount outstanding under this facility was $0 and $65,011,000 at September 30, 2016 and December 31, 2015, respectively. GWG Holdings is a performance guarantor of the various obligations of GWG Life, LLC (“GWG Life”), as servicer, under the Agreement. Obligations under the facility are secured by our pledge of ownership in our life insurance contracts to DZ Bank through an arrangement under which Wells Fargo serves as a securities intermediary.

The Agreement has certain financial (as described below) and non-financial covenants, and we were in compliance with these covenants at September 30, 2016 and December 31, 2015.

We have agreed to maintain (i) a positive consolidated net income on a non-GAAP basis (as defined and calculated under the Agreement) for each complete fiscal year, (ii) a tangible net worth on a non-GAAP basis (again, as defined and calculated under the Agreement) of not less than $45 million, and (iii) maintain cash and eligible investments of $15 million or above. Consolidated non-GAAP net income and non-GAAP tangible net worth as of and for the four quarters ended September 30, 2016, as calculated under the Agreement, was $33,877,000 and $149,361,000, respectively.

Total funds available for additional borrowings under the facility at December 31, 2015, was $39,989,000. At September 30, 2016, the amount outstanding was $0 and there were no policies pledged to the facility.

(6)       Credit Facility – LNV Corporation

On September 14, 2016, we entered into a senior secured term loan with LNV Corporation (“LNV”) as lender through our subsidiary GWG DLP Funding IV, LLC (“DLP IV”) as borrower. The facility is governed by a Loan and Security Agreement (the “Loan Agreement”), with CLMG Corp. (“CLMG”) acting as administrative agent on behalf of the lender under the Loan Agreement. The Loan Agreement makes available a total of up to $172,300,000 in credit with a maturity date of September 14, 2026. Additional quarterly advances are available under the Loan Agreement. Interest will accrue on amounts borrowed under the agreement at an annual interest rate, determined as of each date of borrowing, equal to (A) the greater of 12-month LIBOR or the federal funds rate (as defined in the agreement) plus one-half of one percent per annum, plus (B) 5.75% per annum. Interest payments are made on a quarterly basis.

At September 30, 2016, the amount outstanding under this facility was $71,250,000 and total funds available for additional borrowing, net of required reserve, was $76,629,000.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Obligations under the facility are secured by a security interest in DLP IV’s assets, for the benefit of the lenders under the Loan Agreement, through an arrangement under which Wells Fargo serves as security intermediary.

The Loan Agreement requires DLP IV to maintain a reserve account in an amount sufficient to pay 12 months of servicing, administrative and third party expenses identified under the Loan Agreement, and 12 months of debt service as calculated under the Loan Agreement. As of November 10, 2016, the amount set aside in the reserve account is $27,500,000.

The Agreement has no financial covenants and certain non-financial reporting covenants, and we were in compliance with these covenants at September 30, 2016.

(7)       Series I Secured Notes

Series I Secured Notes (“Notes”) are legal obligations of GWG Life and were privately offered and sold from August 2009 through June 2011. The Notes are secured by the assets of GWG Life and are subordinate to obligations under our senior credit facilities (see Notes 5 and 6). We are party to a Third Amended and Restated Note Issuance and Security Agreement dated November 1, 2011, as amended, under which GWG Life is obligor, GWG Holdings is guarantor, and Lord Securities Corporation serves as trustee of the GWG Life Trust (“Trust”). This agreement contains certain financial and non-financial covenants, and we were in compliance with these covenants at September 30, 2016 and December 31, 2015.

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

Interest on the Notes is payable monthly, quarterly, annually or at maturity depending on the election of the investor. At September 30, 2016 and December 31, 2015, the weighted-average interest rate of our Notes was 8.63% and 8.47%, respectively. The principal amount of Notes outstanding was $17,830,000 and $23,578,000 at September 30, 2016 and December 31, 2015, respectively. The difference between the amount outstanding on the Notes and the carrying amount on our balance sheet is due to netting of unamortized deferred issuance costs. Overall, interest expense includes amortization of deferred financing and issuance costs of $82,000 and $275,000 for the three and nine months ended September 30, 2016 and $49,000 and $260,000 for the three and nine months ended September 30, 2015. Future expected amortization of deferred financing costs is $277,000 in total over the next six years.

Future contractual maturities of Notes payable and future amortization of their deferred financing costs at September 30, 2016 are as follows:

Years Ending December 31,	Contractual Maturities	Amortization of Deferred Financing Costs
Three months ending December 31 ,2016	$1,177,000	$5,000
2017	10,522,000	88,000
2018	2,401,000	49,000
2019	1,023,000	22,000
2020	1,766,000	55,000
Thereafter	941,000	58,000
	$17,830,000	$277,000

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(8)       L Bonds

Our L Bonds are legal obligations of GWG Holdings. Obligations under the L Bonds are secured by the assets of GWG Holdings and by GWG Life, as a guarantor, and are subordinate to the obligations under our senior credit facilities (see Notes 5 and 6). We began publicly offering and selling L Bonds in January 2012 under the name “Renewable Secured Debentures.” These debt securities were re-named “L Bonds” in January 2015. L Bonds are publicly offered and sold on a continuous basis under a registration statement permitting us to sell up to $1.0 billion in principal amount of L Bonds. We are party to an indenture governing the L Bonds dated October 19, 2011, as amended (“Indenture”), under which GWG Holdings is obligor, GWG Life is guarantor, and Bank of Utah serves as indenture trustee. The Indenture contains certain financial and non-financial covenants, and we were in compliance with these covenants at September 30, 2016 and December 31, 2015.

Effective September 1, 2016, we discontinued the sales of 6-month and 1-year L Bonds. In addition, effective September 1, 2016, the L Bond interest rates changed to 5.50%, 6.25%, 7.50% and 8.50% for the 2-, 3-, 5- and 7-year L Bonds, respectively. The bonds have renewal features under which we may elect to permit their renewal, subject to the right of bondholders to elect to receive payment at maturity. Interest is payable monthly or annually depending on the election of the investor.

At September 30, 2016 and December 31, 2015, the weighted-average interest rate of our L Bonds was 7.16% and 7.18%, respectively. The principal amount of L Bonds outstanding was $384,586,000 and $282,171,000 at September 30, 2016 and December 31, 2015, respectively. The difference between the amount of outstanding L Bonds and the carrying amount on our balance sheets is due to netting of unamortized deferred issuance costs and cash receipts for new issuances in process. Amortization of deferred issuance costs was $2,073,000 and $5,362,000 for the three and nine months ended September 30, 2016 and $1,892,000 and $4,232,000 for the three and nine months ended September 30, 2015. Future expected amortization of deferred financing costs as of September 30, 2016 is $11,622,000 in total over the next eight years.

Future contractual maturities of L Bonds, and future amortization of their deferred financing costs, at September 30, 2016 are as follows:

Years Ending December 31,	Contractual Maturities	Amortization of Deferred Financing Costs
Three months ending December 31, 2016	$23,548,000	$115,000
2017	112,987,000	1,708,000
2018	101,130,000	3,106,000
2019	78,098,000	3,222,000
2020	19,291,000	784,000
Thereafter	49,532,000	2,687,000
	$384,586,000	$11,622,000

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

Holders of Series A are entitled to a liquidation preference equal to the stated value of their preferred shares (i.e., $7.50 per share) plus accrued but unpaid dividends. Holders of Series A may presently convert each share of their Series A into 0.75 shares of our common stock at the rate of $10.00 per share.

As of September 30, 2016, we issued an aggregate of 447,000 shares of Series A in satisfaction of $3,129,000 in dividends on the Series A, and an aggregate of 696,000 shares of Series A were converted into 522,000 shares of our common stock. As of September 30, 2016, we had 2,650,000 Series A shares outstanding with respect to which we incurred aggregate issuance costs of $2,838,000, all of which is included as a component of additional paid-in capital.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Purchasers of Series A in our offering received warrants to purchase an aggregate of 431,954 shares of our common stock at an exercise price of $12.50 per share. The grant date fair value of these warrants was $428,000. As of September 30, 2016 and December 31, 2015, none of these warrants were exercised, and the weighted-average remaining life of these warrants was 0.68 and 1.43 years, respectively.

In September 2012, we completed a public offering of our common stock and, as a result, the Series A was reclassified from temporary equity to permanent equity. We may redeem Series A shares under the Certificate of Designation at a price equal to 110% of their liquidation preference ($7.50 per share) at any time. As of September 30, 2016, we have redeemed an aggregate of 277,000 shares of Series A.

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

Holders of RPS may request that we redeem their RPS at a price equal to their liquidation preference at a price equal to their stated value plus accrued but unpaid dividends, less an applicable redemption fee, if any. Nevertheless, the Certificate of Designation for RPS permits us to decline requests for redemption in certain circumstances. Subject to certain restrictions and conditions, we may also redeem shares of RPS without a redemption fee upon a holder’s death, total disability or bankruptcy. In addition, after one year from the date of original issuance, we may, at our option, call and redeem shares of RPS at a price equal to their liquidation preference.

As of September 30, 2016, we had sold 33,201 shares of RPS for aggregate gross consideration of $33,177,000, and incurred approximately $2,399,000 of selling costs related to the sale of those shares.

(11)       GWG MCA Capital, Inc - 9% Preferred Stock

Beginning March 31, 2016, GWG MCA began privately offering up to 2,000,000 shares of GWG MCA 9% Preferred Stock (“MCA Preferred”) at $10.00 per share. Holders of MCA Preferred are entitled to cumulative dividends at a rate of 9% per annum, paid monthly. Dividends on the MCA Preferred are included as interest expense in the statements of operations. As of September 30, 2016, a total of 7,155 shares of MCA Preferred had been sold for aggregate gross consideration of $72,000 and approximately $7,000 of selling costs related to the sale of these shares were incurred.

Holders of MCA Preferred were redeemed as of September 30, 2016 at the stated value of their shares plus accrued but unpaid dividends.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(12)       Income Taxes

We had a current income tax liability of $0 as of both September 30, 2016 and December 31, 2015. The components of current and deferred income tax expense for the three and nine months ended September 30, 2016 and 2015, respectfully, consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Income tax provision (benefit):
Current:
Federal	$-	$(141,000)	$-	$-
State	$-	$(40,000)	$-	$-
Total current tax expense (benefit)	-	(181,000)	-	-
Deferred:
Federal	$(1,082,000)	$(1,488,000)	$1,121,000	$(504,000)
State	$(346,000)	$(429,000)	$358,000	$(161,000)
Total deferred tax expense (benefit)	(1,428,000)	(1,917,000)	1,479,000	(665,000)
Total income tax expense (benefit)	(1,428,000)	(2,098,000)	1,479,000	(665,000)

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

The primary differences between the September 30, 2016 effective tax rate and the statutory federal rate are the accrual of non-deductible preferred stock dividend expense of $2,153,000, state taxes, and other non-deductible expenses. The most significant temporary differences between GAAP net income and taxable net income are the treatment of interest costs with respect to the acquisition of the life insurance contracts and revenue recognition with respect to the mark-to-market of our life insurance portfolio.

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

Stock Options – Through September 30, 2016, we issued stock options for 1,237,000 shares of common stock to employees, officers, and directors under the plan. Options for 687,000 shares have vested, and the remaining options are scheduled to vest over three years. The options were issued with an exercise price between $6.35 and $10.18 for those beneficially owning more than 10% of our common stock, and between $6.00 and $10.25 for all others, which is equal to the estimated market price of the shares on the date of grant using Black-Scholes binomial option pricing model. The expected annualized volatility used in the Black-Scholes model valuation of options issued during the period was 25.5%. The annual volatility rate is based on the standard deviation of the average continuously compounded rate of return of five selected comparable companies over the previous 52 weeks. A forfeiture rate of 15% is based on historical information and expected future trend. As of September 30, 2016, stock options for 415,000 shares were forfeited and stock options for 28,000 shares were exercised.

Outstanding stock options:

	Vested	Un-vested	Total
Balance as of December 31, 2014	314,288	685,813	1,000,101
Granted during the year	79,500	273,700	353,200
Vested during the year	238,999	(238,999)	-
Exercised during the year	(27,667)	-	(27,667)
Forfeited during the year	(121,417)	(150,602)	(272,019)
Balance as of December 31, 2015	483,703	569,912	1,053,615
Granted during the year	22,500	239,948	262,448
Vested during the year	187,473	(187,473)	-
Forfeited during the year	(6,676)	(72,824)	(79,500)
Balance as of September 30, 2016	687,000	549,563	1,236,563

Compensation expense related to un-vested options not yet recognized is $420,000. We expect to recognize this compensation expense over the next three years ($14,000 in 2016, $240,000 in 2017, $109,000 in 2018, and $57,000 in 2019).

Stock Appreciation Rights (SARs) - On September 19, 2016 we issued SARs for 145,388 shares of the common stock to employees. The strike price of the SARs was $8.76, which was equal to the market price of the common stock at the close of business on September 19, 2016. 56,358 of the SARs were vested as of September 30, 2016, on which date the market price of the common stock was $8.82. A forfeiture rate of 15% was used in calculating our liability for the SARs.

Outstanding Stock Appreciation Rights:

	Vested	Un-vested	Total
Balance as of December 31, 2015	-	-	-
Granted during the year	56,358	89,030	145,388
Vested during the year	56,358	89,030	145,388
Forfeited during the year	-	-	-
Balance as of September 30, 2016	56,358	89,030	145,388

A liability for Stock Appreciation Rights - Compensation Expense was recorded on September 30, 2016 in the amount of $3,381 and Compensation Expense was charged for the same amount.

(15)       Net Income per Common Share

We have outstanding Series A, as described in Note 9. The Series A are dilutive to our net income per common share calculation for the nine-month period ended September 30, 2016. They are anti-dilutive for the three-month period ended September 30, 2016 and for both three and nine-month periods ended September 30, 2015. We also issued warrants to purchase common stock in conjunction with the sale of Series A (see Note 9). Both those warrants and our vested stock options are anti-dilutive for both three and nine-month periods ended September 30, 2016 and 2015 and have not been included in the fully diluted net loss per common share calculation. We issued RPS (see Note 10). The RPS is dilutive for the nine-month period ended September 30, 2016 and anti-dilutive for the three-month period ended September 30, 2016.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(16)       Commitments

We are party to an office lease with U.S. Bank National Association as the landlord. On September 1, 2015, we entered into an amendment to our original lease that expanded the leased space to 17,687 square feet and extended the term through August 31, 2025. Under the amended lease, we are obligated to pay base rent plus common area maintenance and a share of building operating costs. Rent expenses under these lease arrangements were $102,000 and $71,000 for the three months ended September 30, 2016 and 2015, respectively, and $306,000 and $193,000 for the nine months ended September 30, 2016 and 2015, respectively.

Minimum lease payments under the amended lease are as follows:

Three months ending December 31, 2016	$44,000
2017	178,000
2018	185,000
2019	191,000
2020	198,000
2021	204,000
2022	210,000
2023	217,000
2024	223,000
2025	230,000
2026	38,000
$1,918,000

(17)       Contingencies

Litigation – In the normal course of business, we are involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on our financial position, results of operations or cash flows.

(18)       Guarantee of L Bonds

We are publicly offering and selling L Bond under a registration statement declared effective by the SEC, as described in Note 8. Our obligations under the L Bonds are secured by substantially all the assets of GWG Holdings, a pledge of all the common stock held individually by our largest stockholders, and by a guarantee and corresponding grant of a security interest in substantially all the assets of GWG Life. As a guarantor, GWG Life has fully and unconditionally guaranteed the payment of principal and interest on the L Bonds. Substantially all of GWG’s life insurance contracts are held by wholly owned subsidiaries of GWG Life: DLP III, DLP IV and the Trust. GWG Life’s equity ownership in these subsidiaries serves as collateral for the L Bond obligation. The life insurance contracts held by DLP III and DLP IV are not direct collateral for the L Bond obligations but do serve as direct collateral for the senior credit facilities.

The consolidating financial statements are presented in lieu of separate financial statements and other related disclosures of the subsidiary guarantor and issuer because management does not believe that separate financial statements and related disclosures would be material to investors. There are currently no significant restrictions on the ability of GWG Holdings or GWG Life, the guarantor subsidiary, to obtain funds from its subsidiaries by dividend or loan, except as provided herein. A majority of insurance contracts we own are subject to a collateral arrangement with LNV described in Note 6. Under this arrangement, collection and escrow accounts are used to fund premiums for the insurance contracts and to pay interest and other charges under the senior credit facility.

The following represents consolidating financial information as of September 30, 2016 and December 31, 2015, with respect to the financial position, and for the three and nine months ended September 30, 2016 and 2015, with respect to results of operations and cash flows of GWG Holdings and its subsidiaries. The parent column presents the financial information of GWG Holdings, the primary obligor for the L Bonds. The guarantor subsidiary column presents the financial information of GWG Life, the guarantor subsidiary of the L Bonds, presenting its investment in DLP III, DLP IV and the Trust under the equity method. The non-guarantor subsidiaries column presents the financial information of all non-guarantor subsidiaries, including DLP III, DLP IV and the Trust.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Balance Sheets

September 30, 2016	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

A S S E T S

Cash and cash equivalents	$13,312,751	$4,372,845	$1,088,232	$-	$18,773,828
Restricted cash	-	4,438,025	11,250,000	-	15,688,025
Investment in life insurance contracts, at fair value	-	-	477,585,100	-	477,585,100
Secured MCA advances	-	-	6,113,831	-	6,113,831
Life insurance contract benefits receivable	-	-	6,129,022	-	6,129,022
Other assets	4,706,121	1,224,386	54,726	(2,854,126)	3,131,107
Investment in subsidiaries	422,185,881	429,441,035	-	(851,626,916)	-

TOTAL ASSETS	$440,204,753	$439,476,291	$502,220,911	$(854,481,042)	$527,420,913

L I A B I L I T I E S & S T O C K H O L D E R S' E Q U I T Y (D E F I C I T)

LIABILITIES
Senior credit facilities	$-	$-	$63,699,385	$-	$63,699,385
Series I Secured Notes	-	17,553,307	-	-	17,553,307
L Bonds	379,858,737	-	-	-	379,858,737
Notes payable to related parties	-	-	2,700,000	(2,700,000)	-
Accounts payable	699,507	99,705	1,643,237	-	2,442,449
Interest payable	9,798,735	3,588,954	400,077	(154,126)	13,633,640
Other accrued expenses	259,722	351,896	33,725	-	645,343
Deferred taxes, net	3,242,586	-	-	-	3,242,586
TOTAL LIABILITIES	393,859,287	21,593,862	68,476,424	(2,854,126)	481,075,447

STOCKHOLDERS’ EQUITY (DEFICIT)
Member capital	-	417,882,429	433,744,487	(851,626,916)	-
Convertible preferred stock	19,772,931	-	-	-	19,772,931
Redeemable preferred stock	33,176,600	-	-	-	33,176,600
Common stock	5,980	-	-	-	5,980
Additional paid-in capital	15,226,449	-	-	-	15,226,449
Accumulated deficit	(21,836,494)	-	-	-	(21,836,494)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	46,345,466	417,882,429	433,744,487	(851,626,916)	46,345,466

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$440,204,753	$439,476,291	$502,220,911	$(854,481,042)	$527,420,913

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Balance Sheets (continued)

December 31, 2015	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

A S S E T S

Cash and cash equivalents	$32,292,162	$1,982,722	$150,221	$-	$34,425,105
Restricted cash	-	2,102,257	239,643	-	2,341,900
Investment in life insurance contracts, at fair value	-	-	356,649,715	-	356,649,715
Other assets	1,742,074	688,071	30,900	-	2,461,045
Investment in subsidiaries	269,886,254	291,295,951	-	(561,182,205)	-

TOTAL ASSETS	$303,920,490	$296,069,001	$357,070,479	$(561,182,205)	$395,877,765

L I A B I L I T I E S & S T O C K H O L D E R S' E Q U I T Y (D E F I C I T)

LIABILITIES
Senior credit facilities	$-	$(1,000,000)	$64,279,596	$-	$63,279,596
Series I Secured Notes	-	23,287,704	-	-	23,287,704
L Bonds	276,482,796	-	-	-	276,482,796
Accounts payable	280,988	157,217	1,079,235	-	1,517,440
Interest payable	8,529,959	3,544,626	265,476	-	12,340,061
Other accrued expenses	717,365	343,421	-	-	1,060,786
Deferred taxes, net	1,763,968	-	-	-	1,763,968
TOTAL LIABILITIES	287,775,076	26,332,968	65,624,307	-	379,732,351

STOCKHOLDERS’ EQUITY (DEFICIT)
Member capital	-	269,736,033	291,446,172	(561,182,205)	-
Convertible preferred stock	20,784,841	-	-	-	20,784,841
Common stock	5,942	-	-	-	5,942
Additional paid-in capital	17,149,391	-	-	-	17,149,391
Accumulated deficit	(21,794,760)	-	-	-	(21,794,760)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	16,145,414	269,736,033	291,446,172	(561,182,205)	16,145,414

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$303,920,490	$296,069,001	$357,070,479	$(561,182,205)	$395,877,765

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Operations

For the nine months ended September 30, 2016	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Origination and servicing income	$-	$13,417	$-	$(13,417)	$-
Gain on life insurance contracts, net	-	-	51,606,815	-	51,606,815
MCA income	-	-	654,441	-	654,441
Interest and other income	181,828	31,137	282,259	(154,126)	341,098
TOTAL REVENUE	181,828	44,554	52,543,515	(167,543)	52,602,354

EXPENSES
Origination and servicing fees	-	-	13,417	(13,417)	-
Interest expense	25,477,320	1,856,909	4,829,831	(154,126)	32,009,934
Employee compensation and benefits	4,894,006	3,151,107	405,055	-	8,450,168
Legal and professional fees	1,642,252	1,308,959	146,101	-	3,097,312
Other expenses	4,241,825	2,197,133	1,169,099	-	7,608,057
TOTAL EXPENSES	36,255,403	8,514,108	6,563,503	(167,543)	51,165,471

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(36,073,575)	(8,469,554)	45,980,012	-	1,436,883

EQUITY IN INCOME OF SUBSIDIARY	37,510,458	46,497,731	-	(84,008,189)	-

INCOME BEFORE INCOME TAXES	1,436,883	38,028,177	45,980,012	(84,008,189)	1,436,883

INCOME TAX EXPENSE	1,478,617	-	-	-	1,478,617
NET INCOME (LOSS)	$(41,734)	$38,028,177	$45,980,012	$(84,008,189)	$(41,734)

For the nine months ended September 30, 2015	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Origination and servicing income	$-	$2,022,774	$-	$(2,022,774)	$-
Gain on life settlements, net	-	-	33,446,556	-	33,446,556
Interest and other income	38,944	61,694	132,878	-	233,516
TOTAL REVENUE	38,944	2,084,468	33,579,434	(2,022,774)	33,680,072

EXPENSES
Origination and servicing fees	-	-	2,022,774	(2,022,774)	-
Interest expense	18,011,890	1,984,356	3,152,784	-	23,149,030
Employee compensation and benefits	4,671,183	1,509,703	-	-	6,180,886
Legal and professional fees	1,427,388	560,873	-	-	1,988,261
Other expenses	3,251,606	2,297,063	97,733	-	5,646,402

TOTAL EXPENSES	27,362,067	6,351,995	5,273,291	(2,022,774)	36,964,579

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(27,323,123)	(4,267,527)	28,306,143	-	(3,284,507)

EQUITY IN INCOME OF SUBSIDIARY	24,038,616	28,305,979	-	(52,344,595)	-

NET INCOME (LOSS) BEFORE INCOME TAXES	(3,284,507)	24,038,452	28,306,143	(52,344,595)	(3,284,507)

INCOME TAX BENEFIT	(664,905)	-	-	-	(664,905)
NET INCOME (LOSS)	$(2,619,602)	$24,038,452	$28,306,143	$(52,344,595)	$(2,619,602)

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Operations (continued)

For the three months ended September 30, 2016	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Gain on life insurance contracts, net	-	-	13,509,755	-	13,509,755
MCA income	-	-	286,225	-	286,225
Interest and other income	75,808	30,126	83,313	(64,249)	124,998
TOTAL REVENUE	75,808	30,126	13,879,293	(64,249)	13,920,978

EXPENSES
Interest expense	9,747,128	554,938	1,746,151	(64,249)	11,983,968
Employee compensation and benefits	1,718,683	1,038,058	155,722	-	2,912,463
Legal and professional fees	263,917	297,804	25,109	-	586,830
Other expenses	1,464,498	803,106	595,608	-	2,863,212
TOTAL EXPENSES	13,194,226	2,693,906	2,522,590	(64,249)	18,346,473

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(13,118,418)	(2,663,780)	11,356,703	-	(4,425,495)

EQUITY IN INCOME OF SUBSIDIARY	8,692,923	11,361,329	-	(20,054,252)	-

INCOME (LOSS) BEFORE INCOME TAXES	(4,425,495)	8,697,549	11,356,703	(20,054,252)	(4,425,495)

INCOME TAX BENEFIT	(1,418,130)	-	-	-	(1,428,130)
NET INCOME (LOSS)	$(2,997,365)	$8,697,549	$11,356,703	$(20,054,252)	$(2,997,365)

For the three months ended September 30, 2015	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Origination and servicing income	$-	$1,004,024	$-	$(1,004,024)	$-
Gain on life settlements, net	-	-	8,189,261	-	8,189,261
Interest and other income	13,922	54,813	25,106	-	93,841
TOTAL REVENUE	13,922	1,058,837	8,214,367	(1,004,024)	8,283,102

EXPENSES
Origination and servicing fees	-	-	1,004,024	(1,004,024)	-
Interest expense	6,980,132	525,391	1,144,626	-	8,650,149
Employee compensation and benefits	1,759,589	548,657	-	-	2,308,246
Legal and professional fees	598,530	223,547	-	-	822,077
Other expenses	1,195,417	995,026	40,898	-	2,231,341

TOTAL EXPENSES	10,533,668	2,292,621	2,189,548	(1,004,024)	14,011,813

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(10,519,746)	(1,233,784)	6,024,819	-	(5,728,711)

EQUITY IN INCOME OF SUBSIDIARY	4,791,035	6,024,762	-	(10,815,797)	-

NET INCOME (LOSS) BEFORE INCOME TAXES	(5,728,711)	4,790,978	6,024,819	(10,815,797)	(5,728,711)

INCOME TAX BENEFIT	(2,097,633)	-	-	-	(2,097,633)
NET INCOME (LOSS)	$(3,631,078)	$4,790,978	$6,024,819	$(10,815,797)	$(3,631,078)

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2016	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(41,734)	$38,028,177	$45,980,012	$(84,008,189)	$(41,734)
Adjustments to reconcile net income to net cash flows from operating activities:
(Equity) of subsidiaries	(37,510,459)	(46,497,730)	-	84,008,189	-
Gain on life insurance contracts	-	-	(53,846,155)	-	(53,846,155)
Amortization of deferred financing and issuance costs	5,982,802	(1,364,614)	1,459,717	-	6,077,905
Deferred income taxes	1,478,617	-	-	-	1,478,617
Preferred stock dividends payable	663,614	-	-	-	663,614
(Increase) in operating assets:
Life insurance contract benefits receivable	-	-	(6,129,022)		(6,129,022)
Other assets	(114,885,990)	(92,168,163)	-	206,436,523	(617,630)
Increase (decrease) in operating liabilities:
Due to related party	(2,867,225)	(15,505)	2,700,000	-	(182,730)
Accounts payable and accrued expenses	2,396,503	2,889,525	(7,310,262)	-	(2,024,234)
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(144,783,872)	(99,128,310)	(17,145,710)	206,436,523	(54,621,369)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance contracts	-	-	(74,470,362)	-	(74,470,362)
Carrying value of matured life insurance contracts	-	-	7,381,132	-	7,381,132
Investment in Secured MCA advances	-	-	(7,613,310)	-	(7,613,310)
Proceeds from Secured MCA advances	-	-	1,246,703	-	1,246,703
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(73,455,837)	-	(73,455,837)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on Senior Credit Facilities	-	-	6,238,952	-	6,238,952
Payments for redemption of Series I Secured Notes	-	(6,264,018)	-	-	(6,264,018)
Proceeds from issuance of L Bonds	135,477,090	-	-	-	135,477,090
Payments for redemption and issuance of L Bonds	(37,036,922)	-	-	-	(37,036,922)
Proceeds from (increase in) restricted cash	-	(2,335,768)	(11,010,358)	-	(13,346,126)
Issuance of common stock	244,185	-	-	-	244,185
Proceeds from issuance of preferred stock	31,215,986	-	71,555	-	31,287,541
Payments for issuance and redemption of preferred stock	(4,095,878)	-	(78,895)	-	(4,174,773)
Issuance of member capital	-	110,118,219	96,318,304	(206,436,523)	-
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	125,804,461	101,518,433	91,539,558	(206,436,523)	112,425,929

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,979,411)	2,390,123	938,011	-	(15,651,277)

CASH AND CASH EQUIVALENTS
BEGINNING OF THE PERIOD	32,292,162	1,982,722	150,221	-	34,425,105

END OF THE PERIOD	$13,312,751	$4,372,845	$1,088,232	$-	$18,773,828

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Consolidating Statements of Cash Flows (continued)

For the nine months ended September 30, 2015	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,619,602)	$24,038,452	$28,306,143	$(52,344,595)	$(2,619,602)
Adjustments to reconcile net income to net cash flows from operating activities:
(Equity) of subsidiaries	(24,038,617)	(28,305,978)	-	52,344,595	-
Gain on life settlements	-	-	(26,651,363)	-	(26,651,363)
Amortization of deferred financing and issuance costs	2,832,487	260,455	(1,201,170)	-	1,891,772
Deferred income taxes	(664,905)	-	-	-	(664,905)
Convertible, redeemable preferred dividends payable	509,225	-	-	-	509,225
(Increase) decrease in operating assets:
Policy benefits receivable	-	-	1,392,986		1,392,986
Other assets	(40,145,769)	(26,745,888)	-	66,117,118	(774,539)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	4,503,624	123,222	(790,131)	-	3,836,715
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(30,425,246)	(30,629,737)	1,056,465	66,117,118	(23,079,711)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	-	-	(23,850,860)	-	(23,850,860)
Carrying value of matured life insurance contracts	-	-	3,822,983	-	3,822,983
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(20,027,877)	-	(20,027,877)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of senior credit facilities	-	-	(7,150,000)	-	(7,150,000)
Payments for redemption of Series I Secured Notes	-	(4,508,130)	-	-	(4,508,130)
Proceeds from issuance of L Bonds	87,620,483	-	-	-	87,620,483
Payments for redemption and issuance of L Bonds	(32,376,104)	-	-	-	(32,376,104)
Payments from restricted cash	-	(2,306,300)	(669,207)	-	(2,975,507)
Issuance of common stock	582,000	-	-	-	582,000
Payments for redemption preferred stock	(295,185)	-	-	-	(295,185)
Issuance of member capital	-	39,176,335	26,940,783	(66,117,118)	-
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	55,531,194	32,361,905	19,121,576	(66,117,118)	40,897,557

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,092,363)	1,732,168	150,164	-	(2,210,031)

CASH AND CASH EQUIVALENTS
BEGINNING OF THE PERIOD	30,446,473	216,231	-	-	30,662,704

END OF THE PERIOD	$26,354,110	$1,948,399	$150,164	$-	$28,452,673

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Consolidating Statements of Cash Flows (continued)

For the three months ended September 30, 2016	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(2,997,365)	$8,697,549	$11,356,703	$(20,054,252)	$(2,997,365)
Adjustments to reconcile net loss to net cash flows from operating activities:
(Equity) of subsidiaries	(8,692,924)	(11,361,328)	-	20,054,252	-
Gain on life insurance contracts	-	-	(21,073,226)	-	(21,073,226)
Amortization of deferred financing and issuance costs	2,072,879	81,849	611,015	-	2,765,743
Deferred income taxes	(1,428,130)	-	-	-	(1,428,130)
Preferred stock dividends payable	333,565	-	-	-	333,565
(Increase) in operating assets:
Life insurance contract benefits receivable	-	-	700,000	-	700,000
Other assets	(54,428,152)	(54,272,589)	-	109,120,577	419,836
Increase (decrease) in operating liabilities:
Due to related party	(64,249)	(16,700)	-	-	(80,949)
Accounts payable and other accrued expenses	155,980	2,172,227	(5,545,197)	-	(3,216,990)
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(65,048,396)	(54,698,992)	(13,950,705)	109,120,577	(24,577,516)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance contracts	-	-	(25,770,326)	-	(25,770,326)
Carrying value of matured life insurance contracts	-	-	1,078,889	-	1,078,889
Investment in Secured MCA advances	-	-	(1,965,896)		(1,965,896)
Proceeds from Secured MCA advances	-	-	220,911	-	220,911
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(26,436,422)	-	(26,436,422)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayment of Senior Credit Facilities	-	-	(10,761,048)		(10,761,048)
Payments for redemption of Series I Secured Notes	-	(541,275)	-	-	(541,275)
Proceeds from issuance of L Bonds	64,350,430	-	-	-	64,350,430
Payments for redemption and issuance of L Bonds	(14,373,447)	-	-	-	(14,373,447)
Proceeds from (increase in) restricted cash	-	486,283	(5,013,515)	-	(4,527,232)
Issuance of member capital	-	52,304,345	56,816,232	(109,120,577)	-
Issuance of common stock	31,515	-	-	-	31,515
Proceeds from issuance of preferred stock	20,786,332	-	-	-	20,786,332
Payments for issuance and redemption of preferred stock	(2,485,304)	-	(71,555)	-	(2,556,859)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	68,309,526	52,249,353	40,970,114	(109,120,577)	52,408,416

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,261,130	(2,449,639)	582,987	-	1,394,478

CASH AND CASH EQUIVALENTS
BEGINNING OF THE PERIOD	10,051,621	6,822,484	505,245	-	17,379,350

END OF THE PERIOD	$13,312,751	$4,372,845	$1,088,232	$-	$18,773,828

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Consolidating Statements of Cash Flows (continued)

For the three months ended September 30, 2015	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,631,078)	$4,790,978	$6,024,819	$(10,815,797)	$(3,631,078)
Adjustments to reconcile net loss to net cash flows from operating activities:
(Equity) of subsidiaries	(4,791,035)	(6,024,762)	-	10,815,797	-
Gain on life settlements	-	-	(14,516,881)	-	(14,516,881)
Amortization of deferred financing and issuance costs	1,103,312	49,339	781,125	-	1,933,776
Deferred income taxes	(1,916,686)	-	-	-	(1,916,686)
Convertible, redeemable preferred stock dividends payable	173,993	-	-	-	173,993
(Increase) decrease in operating assets:
Policy benefits receivable	-	-	2,142,986	-	2,142,986
Other assets	(22,146,946)	(15,631,849)	-	37,360,805	(417,990)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued expenses	2,010,129	(105,418)	629,558	-	2,534,269
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(29,198,311)	(16,921,712)	(4,938,393)	37,360,805	(13,697,611)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life settlements	-	-	(13,626,842)	-	(13,626,842)
Carrying value of matured life insurance contracts	-	-	80,000	-	80,000
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(13,546,842)	-	(13,546,842)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for redemption of Series I Secured Notes	-	(890,586)	-	-	(890,586)
Proceeds from issuance of L Bonds	37,122,127	-	-	-	37,122,127
Payments for redemption and issuance of L Bonds	(19,363,047)	-	-	-	(19,363,047)
Proceeds (payments) from restricted cash	-	(2,203,800)	2,855,430	-	651,630
Issuance of member capital	-	21,730,944	15,629,861	(37,360,805)	-
Payments for redemption preferred stock	(21,187)	-	-	-	(21,187)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	17,737,893	18,636,558	18,485,291	(37,360,805)	17,498,937

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,460,418)	1,714,846	56	-	(9,745,516)

CASH AND CASH EQUIVALENTS
BEGINNING OF THE PERIOD	37,814,528	233,553	150,108	-	38,198,189

END OF THE PERIOD	$26,354,110	$1,948,399	$150,164	$-	$28,452,673

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

Life insurance company	September 30,	December 31,
	2016	2015
AXA Equitable	14.3%	14.0%
John Hancock	13.0%	12.7%
Lincoln National	11.5%	*
Transamerica	10.1%	*

* percentage does not exceed 10% of the total face value.

The following summarizes the number of insurance contracts insuring the lives of persons living in specific states exceeding 10% of the total face value held by us:

State of Residence	September 30,	December 31,
	2016	2015
California	21.1%	25.2%
Florida	19.0%	20.0%

(20)       Subsequent events

Subsequent to September 30, 2016, two policies covering two individual matured. The life insurance contract benefits of these policies were $3,240,000 and we recorded realized gains of $2,539,000 on these policies.

Subsequent to September 30, 2016, we have issued approximately $6,911,000 in additional principal amount of L Bonds, and 7,350 shares of RPS for gross consideration of approximately $7,350,000.

On October 28, 2016, DLP IV completed the closing of the second of two initial advances contemplated under a Loan and Security Agreement with LNV. At this closing, a total of $92,900,000 in loan proceeds were obtained by DLP IV, of which approximately $16,250,000 was used to fund a reserve account required under the Loan and Security Agreement.

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

Overview

GWG Holdings, Inc. is a financial services company participating in the life insurance secondary market. We create opportunities for consumers owning life insurance to obtain significant value for their contracts as compared to the traditional options offered by insurance companies. We also create opportunities for investors to participate in the life insurance alternative investment asset class, not correlated to traditional financial markets. In so doing, we enable investors to take advantage of financial opportunities dominated by banks prior to the 2008 credit crisis.

We seek to build a profitable and large portfolio of life insurance assets that are well diversified in terms of insurance companies and insureds. We believe that diversification is a key risk mitigation strategy to provide consistent cash flows and reliable investment returns from our portfolio. To grow our portfolio and achieve diversification, we offer investors the opportunity to participate in the yield potentially generated by our portfolio of life insurance assets through a variety of financings and securities offerings. We believe we are well positioned to continue providing investors with yield participation opportunities from the life insurance alternative asset class.

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

The Society of Actuaries recently finalized the 2015 Valuation Basic Table (“2015 VBT”). The 2015 VBT is based on a much larger dataset of insured lives, face amount of contracts and more current information compared to the dataset underlying the 2008 Valuation Basic Table. The new 2015 VBT dataset includes 266 million contracts compared to the 2008 VBT dataset of 75 million. The experience data in the 2015 VBT dataset includes 2.55 million claims on contracts from 51 insurance carriers. Life expectancies implied by the 2015 VBT are generally longer for male and female nonsmokers between the ages of 65 and 80, while smokers and insureds of both genders over the age of 85 have significantly lower life expectancies. We adopted the 2015 VBT in our valuation process in June 2016.

In September 2015, Equitable Life Insurance Company (“AXA”) announced pending cost-of-insurance rate increases for certain universal life contracts which were effected on March 1, 2016.  We identified 14 affected contracts in our portfolio. In April 2016, we received updated contract illustrations from AXA and calculated the change in the fair value of our portfolio resulting from the increased premiums to be a reduction of $2,395,000. This reduction was reflected in our balance sheet as of March 31, 2016. Our review of AXA’s cost-of-insurance rate increases is complete as of September 30, 2016.

We are aware of additional pending cost of insurance increases affecting approximately 1.1% of our portfolio by face amount of benefits. We will adjust our premium schedules and resultant valuation when we have received the required information from the related carriers.

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

The table below provides the discount rate used to estimate the fair value of our portfolio of life insurance contracts for the period ending:

September 30, 2016	December 31, 2015
11.07%	11.09%

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

We engaged Model Actuarial Pricing Systems (“MAPS”), to prepare a calculation of our life insurance portfolio. MAPS owns and maintains the portfolio pricing software we use. MAPS processed contract data, future premium data, life expectancy estimate data, and other actuarial information to calculate a net present value for our portfolio using the specified discount rate of 11.07%. MAPS independently calculated the net present value of our portfolio of 625 contracts to be $477.6 million and furnished us with a letter documenting its calculation. A copy of such letter is filed as Exhibit 99.1 to this report.

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

Deferred Financing and Issuance Costs

Financing costs incurred under the senior credit facilities were capitalized and are amortized using the straight-line method over the term of the senior credit facilities. The Series I Secured Note obligations are reported net of issuance costs, sales commissions, and other direct expenses, which are amortized using the interest method over the term of each respective borrowing. The L Bonds are reported net of issuance costs, sales commissions, and other direct expenses, which are amortized using the interest method over the term of each respective borrowing. The Series A, as described in Note 9, was reported net of issuance costs, sales commissions, including the fair value of warrants issued, and other direct expenses, which were amortized using the interest method as interest expense over a three-year redemption period. As of December 31, 2015, these costs have been fully amortized.  Selling and issuance costs of RPS and MCA Preferred Stock, described in Notes 10 and 11, are netted against additional paid-in-capital.

Principal Revenue and Expense Items

We earn revenues from the following three primary sources.

●	Life Insurance Contract Benefits Realized. We recognize the difference between the face value of the contract benefits and carrying value when an insured’s mortality event occurs. We generally collect the face value of the life insurance contract benefit from the insurance company within 45 days of recognizing the revenue.

●	Change in Fair Value of Life Insurance Contracts. We value our portfolio investments for each reporting period in accordance with the fair value principles discussed herein, which includes the expected payment of premiums for future periods as shown in our consolidated financial statements net premium costs.

●	Sale of a Life Insurance Contract. In the event of a sale of a contract, we recognize gain or loss as the difference between the sale price and the carrying value of the contract on the date of the receipt of payment on such sale.

Our main components of expense are summarized below.

●	Selling, General and Administrative Expenses. We recognize and record expenses incurred in our business operations, including operations related to the purchasing and servicing of life insurance contracts. These expenses include salaries and benefits, sales, marketing, occupancy and other expenditures.

●	Interest and Dividends. We recognize and record interest expenses associated with the costs of financing our life insurance portfolio for the current period. These expenses include interest paid to our senior lender under our senior credit facilities, interest paid on our L Bonds and other outstanding indebtedness such as our Series I Secured Notes, and dividends on our Series A and our RPS. When we issue debt, we amortize the issuance costs associated with such indebtedness over the outstanding term of the financing, and classify it as interest expense.

Results of Operations — Three and Nine Months Ended September 30, 2016 Compared to the Same Periods in 2015

The following is our analysis of the results of operations for the periods indicated below.  This analysis should be read in conjunction with our consolidated financial statements and related notes.

Revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue recognized from the receipt of contract benefits	$4,221,000	$277,000	$26,986,000	$25,909,000
Revenue (expense) recognized from the change in fair value of life insurance contracts, net of premiums and carrying costs (1)	9,289,000	7,912,000	24,621,000	7,538,000
Gain on life insurance contracts, net	$13,510,000	$8,189,000	$51,607,000	$33,447,000
Number of contracts matured	4	1	16	8
The change in fair value related to new contracts acquired	$11,668,000	$7,423,000	$29,509,000	$12,546,000

(1)	The discount rate applied to estimate the fair value of the portfolio of life insurance contracts we own was 11.07% as of both September 30, 2016 and September 30, 2015. The carrying value of contracts acquired during each quarterly reporting period is adjusted to current fair value using the fair value discount rate applied to the entire portfolio as of that reporting date (see Note 4 to our condensed consolidated financial statements).

Expenses.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Increase (Decrease)	2016	2015	Increase
Employee compensation and benefits (1)	$2,912,000	$2,308,000	$604,000	$8,450,000	$6,181,000	$2,269,000
Interest expense (including amortization of deferred financing costs and preferred stock dividends) (2)	11,984,000	8,650,000	3,334,000	32,010,000	23,149,000	8,861,000
Legal and professional expenses (3)	587,000	822,000	(235,000)	3,097,000	1,988,000	1,109,000
Other expenses (4)	2,863,000	2,232,000	631,000	7,608,000	5,646,000	1,962,000
Total expenses	$18,346,000	$14,012,000	$4,334,000	$51,165,000	$36,964,000	$14,201,000

(1)	We hired additional members to our sales, marketing, legal and information technology teams. At the end of 2015 we employed approximately 50 employees, and at September 30, 2016 we employed approximately 67 employees.
(2)	The increase in the current period was due to the increase in our average debt outstanding.
(3)	Increase is due to SEC filings and other costs related to securities offerings and on-going compliance.
(4)	Increase is due to increased public relations, sales and marketing costs associated with growing and servicing our network of independent financial advisors.

Income Tax Expense.

The following table reconciles our income tax expense at the statutory federal tax rate to our actual income tax expense:

	Three Months Ended					Nine Months Ended
	September 30, 2016			September 30, 2015		September 30, 2016		September 30, 2015
Statutory federal income tax (benefit)	$(1,561,000)	34.0%		$(1,948,000)	34.0%	$489,000	34.0%	$1,117,000	34.0%
State income taxes (benefit), net of federal benefit	(227,000)	4.	9%	(334,000)	5.8%	240,000	16.7%	(105,000)	3.2%
Series A preferred stock dividends	354,000	(7.7)%		175,000	(3.1)%	732,000	51.0%	526,000	16.0%
Other permanent differences	15,000	(0.3)%		9,000	(0.1)%	18,000	1.3%	31,000	1.0%
Total income tax expense (benefit)	$(1,419,000)	30.9%		$(2,098,000)	36.6%	$1,479,000	102.9%	$665,000	20.2%

The most significant temporary differences between GAAP net income and taxable net income are the treatment of interest costs with respect to the acquisition of the life insurance contracts and revenue recognition with respect to the fair value of life insurance portfolio.

The primary permanent difference between our effective tax rate and the statutory federal rate are the accrual of preferred stock dividend expense, state income taxes, and other non-deductible expenses. The dividends charged to interest expense were $1.0 million and $0.5 million during the three months ended September 30, 2016 and 2015, respectively, and $2.2 million and $1.5 million during the nine months ended September 30, 2016 and 2015, respectively.

Liquidity and Capital Resources

We finance our business through a combination of life insurance contract benefit receipts, origination fees, equity offerings, debt offerings, and our senior credit facilities. We have used our debt offerings and our senior credit facilities primarily for contract acquisition, contract servicing, and portfolio-related financing expenditures including paying principal and interest.

As of September 30, 2016 and December 31, 2015, we had approximately $117.2 million and $74.4 million, respectively, in combined available cash, cash equivalents, policy benefits receivable, if any, and available borrowing base surplus capacity, if any, under our senior credit facilities for the purpose of purchasing additional life insurance contracts, paying premiums on existing contracts, paying portfolio servicing expenses, and paying principal and interest on our outstanding financing obligations.

Debt Financings Summary

We had the following outstanding debt balances as of September 30, 2016 and December 31, 2015:

	As of September 30, 2016		As of December 31, 2015
Issuer/Borrower	Principal Amount Outstanding	Weighted Average Interest Rate	Principal Amount Outstanding	Weighted Average Interest Rate
GWG Holdings, Inc. – L Bonds	$384,586,000	7.16%	$282,171,000	7.18%
GWG Life, LLC – Series I Secured Notes	17,830,000	8.63%	23,578,000	8.47%
Credit Facility – Autobahn Funding Company LLC (See Note 5 to our consolidated financial statements)	-	-	65,011,000	5.58%
Credit Facility – LNV Corporation (See Note 6 to our consolidated financial statements)	71,250,000	6.45%	-	-
Total	$473,666,000	7.10%	$370,760,000	6.98%

Our total senior credit facilities and other indebtedness balance as of September 30, 2016 and December 31, 2015 was $473.7 million and $370.8 million, respectively. At September 30, 2016, the total outstanding face amount of our Series I Secured Notes outstanding was $17.8 million, less unamortized selling costs of $0.3 million, resulting in a carrying amount of $17.5 million. At December 31, 2015, the total outstanding face amount of our Series I Secured Notes outstanding was $23.6 million, less unamortized selling costs of $0.3 million, resulting in a carrying amount of $23.3 million. At September 30, 2016, the total outstanding face amount of L Bonds was $384.6 million plus $6.9 million of subscriptions in process, less unamortized selling costs of $11.6 million resulting in a carrying amount of $379.9 million. At December 31, 2015, the total outstanding face amount of L Bonds was $282.2 million plus $3.0 million of subscriptions in process, less unamortized selling costs of $8.2 million resulting in a carrying amount of $277.0 million.

The weighted-average interest rate of our outstanding Series I Secured Notes as of September 30, 2016 and December 31, 2015 was 8.63% and 8.47%, respectively, and the weighted-average maturity at those dates was 1.31 and 1.06 years, respectively. The Series I Secured Notes have renewal features. Since we first issued our Series I Secured Notes, we experienced $165.1 million in maturities, of which $125.0 million renewed for an additional term as of September 30, 2016. This provided us with an aggregate renewal rate of approximately 76% for investments in these securities. Effective September 1, 2016, we no longer renew the Series I Secured Notes.

The weighted-average interest rate of our outstanding L Bonds as of September 30, 2016 and December 31, 2015 was 7.16% and 7.18%, respectively, and the weighted-average maturity at those dates was 2.10 and 2.02 years, respectively. Our L Bonds have renewal features. As of September 30, 2016, $252.4 million in aggregate principal amount of our L Bonds had matured since issuance, of which $168.3 million renewed for an additional term. The aggregate renewal rate is approximately 67% for investments in these securities.

Future contractual maturities of Series I Secured Notes and L Bonds at December 31, 2016 are:

Years Ending December 31,	Series I Secured Notes	L Bonds	Total
2016	$1,177,000	$23,548,000	$24,725,000
2017	10,522,000	112,987,000	123,509,000
2018	2,401,000	101,130,000	103,531,000
2019	1,023,000	78,098,000	79,121,000
2020	1,766,000	19,291,000	21,057,000
Thereafter	941,000	49,532,000	50,473,000
	$17,830,000	$384,586,000	$402,416,000

The L Bonds and Series I Secured Notes are secured by all of our assets, and are subordinate to our senior credit facilities. The L Bonds and Series I Secured Notes are pari passu with respect to a security interest in our assets pursuant to an intercreditor agreement (see Notes 7 and 8 to our consolidated financial statements).

We maintain a $105 million revolving senior credit facility with Autobahn/DZ Bank through DLP III. The revolving senior credit facility is used to pay the premium expenses related to our portfolio of life insurance contracts. As of September 30, 2016 and December 31, 2015, we had approximately $0 million and $65.0 million, respectively, outstanding under the revolving senior credit facility, and maintained an available borrowing base surplus of $76.6 million and $40.0 million, respectively.

On September 14, 2016, we entered into a $172 million senior secured term loan with LNV Corp. through GWG Funding DLP IV. We intend to use the proceeds from this facility primarily to grow and maintain our portfolio of life insurance contracts, for liquidity and for general corporate purposes. As of September 30, 2016 we had approximately $71.2 million outstanding under the senior credit facility.

Capital expenditures have historically not been material and we do not anticipate making material capital expenditures in 2016 or beyond.

Corporate Financing History

In November 2009, our wholly owned subsidiary GWG Life offered Series I Secured Notes in a private placement to accredited investors only. This offering was closed in November 2011. As of September 30, 2016 and December 31, 2015, we had approximately $17.8 million and $23.6 million, respectively, in principal amount of Series I Secured Notes outstanding.

In September 2011, we concluded a private placement offering of Series A, having received an aggregate $24.6 million in subscriptions for our Series A. These subscriptions consisted of $14.0 million in conversions of outstanding Series I Secured Notes and $10.6 million of new investments. As of September 30, 2016 and December 31, 2015, respectively, we had approximately $19.8 million and $20.8 million stated value of Series A outstanding.

In January 2012, we began publicly offering up to $250.0 million in debt securities (initially named “Renewable Secured Debentures” and subsequently renamed “L Bonds”) that was completed in January 2015.

In September 2014, we consummated an initial public offering of our common stock resulting in the sale of 800,000 shares of common stock at $12.50 per share and net proceeds of approximately $8.6 million after the deduction of underwriting commissions, discounts and expense reimbursements.

In January 2015, we began publicly offering up to $1.0 billion of L Bonds as a follow-on offering to our earlier $250.0 million public debt offering. Through September 30, 2016, the total amount of these L Bonds sold, including renewals, was $637.1 million. As of September 30, 2016 and December 31, 2015, respectively, we had approximately $384.6 million and $282.2 million, respectively, in principal amount of L Bonds outstanding.

In October 2015, we began publicly offering up to 100,000 shares of our RPS at a per-share price of $1,000. As of September 30, 2016 we had issued approximately $33.2 million stated value of RPS.

Portfolio Assets and Secured Indebtedness

At September 30, 2016, the fair value of our investments in life insurance contracts of $477.6 million plus our cash balance of $18.8 million, our restricted cash balance of $15.7 million and our life insurance contract benefits receivable of $6.1 million, totaled $518.2 million, representing an excess of portfolio assets over secured indebtedness of $44.5 million. At December 31, 2015, the fair value of our investments in life insurance contracts of $356.6 million plus our cash balance of $34.4 million and our restricted cash balance of $2.3 million, totaled $393.3 million, representing an excess of portfolio assets over secured indebtedness of $22.5 million. The L Bonds and Series I Secured Notes are secured by all of our assets and are subordinate to our senior credit facilities. The L Bonds and Series I Secured Notes are pari passu with respect to a security interest in our assets pursuant to an intercreditor agreement.

The following forward-looking table seeks to illustrate the impact of the sale of our portfolio of life insurance assets at various discount rates in order to satisfy our debt obligations as of September 30, 2016. In all cases, the sale of the life insurance assets owned by DLP III and DLP IV will be used first to satisfy all amounts owing under the respective senior credit facilities. The net sale proceeds remaining after satisfying all obligations under the senior credit facilities would be applied to L Bonds and Series I Secured Notes on a pari passu basis.

Portfolio Discount Rate	10%	11%	12%	13%	14%
Value of portfolio	$503,331,000	$479,200,000	$456,979,000	$436,470,000	$417,501,000
Cash, cash equivalents and life insurance contract benefits receivable	40,591,000	40,591,000	40,591,000	40,591,000	40,591,000
Total assets	543,922,000	519,791,000	497,570,000	477,061,000	458,092,000
Revolving senior credit facility	71,250,000	71,250,000	71,250,000	71,250,000	71,250,000
Net after revolving senior credit facility	472,672,000	448,541,000	426,320,000	405,811,000	386,842,000
Series I Secured Notes and L Bonds	402,416,000	402,416,000	402,416,000	402,416,000	402,416,000
Net after Series I Secured Notes and L Bonds	70,256,000	46,125,000	23,904,000	3,395,000	(15,574,000)
Impairment to Series I Secured Notes and L Bonds	No impairment	No impairment	No impairment	No impairment	Impairment

The table illustrates that our ability to fully satisfy amounts owing under the L Bonds and Series I Secured Notes would likely be impaired upon the sale of all of our life insurance assets at a price equivalent to a discount rate of approximately 13.18% or higher. At December 31, 2015, the impairment occurred at a discount rate of approximately 12.58% or higher. The discount rates used to calculate the fair value of our portfolio were 11.07% and 11.09% as of September 30, 2016 and December 31, 2015, respectively.

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

Cash Flows

The payment of premiums and servicing costs to maintain life insurance contracts represents our most significant requirement for cash disbursement. When a contract is purchased, we are able to calculate the minimum premium payments required to maintain the contract in-force. As the insured ages, premium payments increase (see Note 3 to our consolidated financial statements). Nevertheless, the probability of actually needing to pay the premiums decreases as the probability of mortality increases. These scheduled premiums and associated probabilities are factored into our expected internal rate of return and cash-flow modeling. Beyond premiums, we incur contract servicing costs, including annual trustee, tracking costs, and debt servicing costs, including principal and interest payments, all of which are excluded from our internal rate of return calculations. Until we receive a stable amount of proceeds from the contract benefits, we intend to pay these costs from our senior credit facilities, when permitted, and through the issuance of debt securities, including the L Bonds, and equity securities including our RPS.

The amount of payments for anticipated premiums and servicing costs (excluding debt servicing costs) that we will be required to make over the next five years to maintain our current portfolio, assuming no mortalities, is set forth in the table below.

Years Ending December 31,	Premiums	Servicing	Premiums and Servicing Fees
Three months ending December 31, 2016	$10,449,000	$188,000	$10,637,000
2017	43,155,000	750,000	43,905,000
2018	46,847,000	750,000	47,597,000
2019	50,813,000	750,000	51,563,000
2020	56,633,000	750,000	57,383,000
2021	63,222,000	750,000	63,972,000
	$271,119,000	$3,938,000	$275,057,000

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

Quarter End Date	Portfolio Face Amount	12-Month Trailing Benefits Collected	12-Month Trailing Premiums Paid	12-Month Trailing Benefits/ Premium Coverage Ratio
December 31, 2013	740,648,000	16,600,000	21,733,000	76.4%
March 31, 2014	771,940,000	12,600,000	21,930,000	57.5%
June 30, 2014	784,652,000	6,300,000	22,598,000	27.9%
September 30, 2014	787,964,000	4,300,000	23,121,000	18.6%
December 31, 2014	779,099,000	18,050,000	23,265,000	77.6%
March 31, 2015	754,942,000	46,675,000	23,786,000	196.2%
June 30, 2015	806,274,000	47,125,000	24,348,000	193.6%
September 30, 2015	878,882,000	44,482,000	25,313,000	175.7%
December 31, 2015	944,844,000	31,232,000	26,650,000	117.2%
March 31, 2016	1,027,821,000	21,845,000	28,771,000	75.9%
June 30, 2016	1,154,798,000	30,924,000	31,891,000	97.0%
September 30, 2016	1,272,078,000	35,867,000	37,055,000	96.8%

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

Interest Rate Risk

Our senior credit facilities are floating-rate financing. In addition, our ability to offer interest rates that attract capital (including in our continuous offering of L Bonds) is generally impacted by prevailing interest rates. Furthermore, while our other indebtedness provides us with fixed-rate financing, our debt coverage ratio is calculated in relation to our total cost of financing. Therefore, rising interest rates could materially impact our business by increasing our borrowing costs, and reducing availability under our debt financing arrangements. Furthermore, we calculate our portfolio earnings based upon the spread generated between the return on our life insurance portfolio and the cost of our financing. As a result, increases in interest rates will reduce the earnings we expect to achieve from our investments in life insurance contracts.

Non-GAAP Financial Measures

Non-GAAP financial measures disclosed by management are provided as additional information to investors in order to provide an alternative method for assessing our financial condition and operating results. These non-GAAP financial measures are not in accordance with GAAP and may be different from non-GAAP measures used by other companies, including other companies within our industry. This presentation of non-GAAP financial information is not meant to be considered in isolation or as a substitute for comparable amounts prepared in accordance with GAAP. Please see our financial statements and related notes contained herein.

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

Our senior credit facility with Autobahn/DZ Bank requires us to maintain a “positive net income” and “tangible net worth,” each of which are calculated on an adjusted non-GAAP basis using the method described above, without regard to GAAP-based fair value measures. In addition, our revolving senior credit facility with Autobahn/DZ Bank requires us to maintain an “excess spread,” which is the difference between (i) the weighted average of our expected internal rate of return of our portfolio of life insurance contracts and (ii) the weighted average of our senior credit facility’s interest rate. These calculations are made using non-GAAP measures in the method described below, without regard to GAAP-based fair value measures.

In addition, the Indenture governing our L Bonds and the note issuance and security agreement governing our Series I Secured Notes require us to maintain a “debt coverage ratio” designed to ensure that the expected cash flows from our portfolio of life insurance contracts is able to adequately service our total outstanding indebtedness. This ratio is calculated using non-GAAP measures in the method described below, again without regard to GAAP-based fair value measures.

Adjusted Non-GAAP Net Income. Our senior credit facility with Autobahn/DZ Bank requires us to maintain a positive net income calculated on an adjusted non-GAAP basis. We calculate the adjusted net income by recognizing the actuarial gain accruing within our life insurance contracts at the expected internal rate of return of the contracts we own without regard to fair value. We net this actuarial gain against our adjusted costs during the same period to calculate our net income on a non-GAAP basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
GAAP net income (loss)	$(2,997,000)	$(3,631,000)	$(42,000)	$(2,620,000)
Unrealized fair value gain (1)	(21,073,000)	(14,517,000)	(53,846,000)	(26,651,000)
Adjusted cost basis increase (2)	19,948,000	13,345,000	51,689,000	37,988,000
Accrual of unrealized actuarial gain (3)	11,769,000	9,201,000	29,339,000	21,417,000
Total adjusted non-GAAP net income (4)	$7,647,000	$4,398,000	$27,140,000	$30,134,000

(1)	Reversal of unrealized GAAP fair value gain of life insurance contracts for current period.
(2)	Adjusted cost basis is increased to include interest, premiums and servicing fees which are not capitalized under GAAP (non-GAAP cost basis).
(3)	Accrual of actuarial gain at expected internal rate of return based on the non-GAAP cost basis for the period.
(4)	We must maintain an annual positive consolidated net income, calculated on a non-GAAP basis, to maintain compliance with our revolving credit facility with Autobahn/DZ Bank.

Adjusted Non-GAAP Tangible Net Worth. Our revolving senior credit facility with Autobahn/DZ Bank requires us to maintain a tangible net worth in excess of $45 million calculated on an adjusted non-GAAP basis. We calculate the adjusted tangible net worth by recognizing the actuarial gain accruing within our life insurance contracts at the expected internal rate of return of the contracts we own without regard to fair value. We net this actuarial gain against our adjusted costs during the same period to calculate our tangible net worth on a non-GAAP basis.

	As of September 31, 2016	As of December 31, 2015
GAAP net worth	$46,345,000	$16,145,000
Less intangible assets (1)	(20,320,000)	(11,562,000)
GAAP tangible net worth	26,025,000	4,583,000
Unrealized fair value gain (2)	(247,889,000)	(194,043,000)
Adjusted cost basis increase (3)	230,532,000	190,645,000
Accrual of unrealized actuarial gain (4)	140,693,000	111,355,000
Total adjusted non-GAAP tangible net worth	$149,361,000	$112,540,000

(1)	Unamortized portion of deferred financing costs and pre-paid insurance.
(2)	Reversal of cumulative unrealized GAAP fair value gain on life insurance contracts.
(3)	Adjusted cost basis is increased to include interest, premiums and servicing fees, which are not capitalized under GAAP.
(4)	Accrual of cumulative actuarial gain at expected internal rate of return based the non-GAAP cost basis.

Excess Spread. Our revolving senior credit facility with Autobahn/DZ Bank requires us to maintain a 2.00% “excess spread” between our weighted-average expected internal rate of return of our portfolio of life insurance contracts and the revolving senior credit facility’s interest rate. The expected internal rate of return on the portfolio is the rate of return the portfolio would earn if all future cash flows occurred over time in proportion to the likelihood of their projected occurrence.  Expected future cash flows represent the size of each potential payment (premiums and contract benefits), multiplied by the probability of that particular payment occurring.  This calculation is known as the “probabilistic expectation” and it is based on actuarial estimations of life expectancy.  For instance, a required premium payment of $10,000 might be projected for a given contract at a date five years from now.  If there is a 50% chance of survival for the next five years, then that particular expected cash-outflow is calculated at $5,000.  Similarly, if the contract benefit amount on the same contract is $1 million, then during the next five years, the probable expected cash-inflow of contract benefits will total $500,000 with the other $500,000 projected to occur over the remaining life of the insured. The rate of return generated by the net of all such future expected cash flows for the portfolio is thus the expected IRR for the portfolio.

A presentation of our excess spread and our total excess spread is set forth below. Management uses the “total excess spread” to gauge expected profitability of our investments, and uses the “excess spread” to monitor compliance with our borrowing.

	As of September 30, 2016	As of December 31, 2015
Weighted-average expected IRR (1)	11.65%	11.11%
Weighted-average senior credit facility interest rate (2)	6.45%	5.58%
Excess spread	5.20%	5.53%
Total weighted-average interest rate on indebtedness for borrowed money (3)	7.10%	6.98%
Total excess spread (4)	4.55%	4.13%

(1)	This represents the weighted-average expected internal rate of return of the life insurance contracts as of the measurement date based upon our non-GAAP cost basis of the insurance contracts and the expected cash flows from the life insurance portfolio.

Investment Cost Basis	As of September 30, 2016	As of December 31, 2015
GAAP fair value	$477,585,000	$356,650,000
Unrealized fair value gain (A)	(247,889,000)	(194,043,000)
Adjusted cost basis increase (B)	230,532,000	190,645,000
Investment cost basis (C)	$460,228,000	$353,252,000

(A)	This represents the reversal of cumulative unrealized GAAP fair value gain of life insurance contracts.
(B)	Adjusted cost basis is increased to include interest, premiums and servicing fees which are not capitalized under GAAP.
(C)	This is the non-GAAP cost basis in life insurance contracts from which our expected internal rate of return is calculated.

(2)	This is the weighted-average interest rate for both senior credit facilities as of the measurement date.

(3)	Represents the weighted-average interest rate paid on all interest-bearing indebtedness as of the measurement date, determined as follows:

Indebtedness	As of September 30, 2016	As of December 31, 2015
Senior credit facilities	$71,250,000	$65,011,000
Series I Secured Notes	17,830,000	23,578,000
L Bonds	384,586,000	282,171,000
Total	$473,666,000	$370,760,000

Interest Rates on Indebtedness
Senior credit facilities	6.45%	5.58%
Series I Secured Notes	8.63%	8.47%
L Bonds	7.16%	7.18%
Weighted-average interest rates paid on indebtedness	7.10%	6.98%

(4)	Calculated as the weighted-average expected IRR (1) minus the weighted-average interest rate on interest-bearing indebtedness (3).

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

	As of September 30, 2016	As of December 31, 2015
Life insurance portfolio contract benefits	$1,272,078,000	$944,844,000
Discount rate of future cash flows	7.10%	6.98%
Net present value of Life insurance portfolio contract benefits	$586,332,000	$435,738,000
Cash and cash equivalents	34,462,000	36,767,000
Life insurance contract benefits receivable	6,129,000	-
Total Coverage	626,923,000	472,505,000

Senior credit facilities	71,250,000	65,011,000
Series I Secured Notes	17,830,000	23,578,000
L Bonds	384,586,000	282,171,000
Total Indebtedness	$473,666,000	$370,760,000

Debt Coverage Ratio	75.55%	78.47%
Subordination Ratio	11.36%	13.76%

As of September 30, 2016, we were in compliance with both the debt coverage ratio and the subordination ratio.

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

	As of September 30,	As of December 31,
	2016	2015
Life insurance portfolio contract benefits	$1,272,078,000	$944,844,000
Total number of polices	625	396

Non-GAAP Expected Portfolio Internal Rate of Return at Purchase	15.70%	15.71%

We have in the past reported non-GAAP net asset value among our other non-GAAP financial measures. We have determined, however, to cease reporting this measure primarily because we do not believe that it is sufficiently additive to our existing non-GAAP measures in aiding users of our financial statements and disclosures to measure and evaluate our financial condition or operating results. Moreover, we are not aware of other reporting companies in our industry that use this measure to evaluate their financial condition or operating results.

Portfolio Information

Our portfolio of life insurance contracts, owned by our subsidiaries as of September 30, 2016, is summarized below:

Life Insurance Portfolio Summary

Total portfolio face value of contract benefits	$1,272,078,000
Average face value per contract	$2,035,000
Average face value per insured life	$2,263,000
Weighted average age of insured (yrs.)*	81.8
Weighted average life expectancy estimate (yrs.)*	6.8
Total number of contracts	625
Number of unique lives	562
Demographics	73% Males; 27% Females
Number of smokers	24
Largest contract as % of total portfolio	0.79%
Average contract as % of total portfolio	0.16%
Average annual premium as % of face value	3.33%

* Averages presented in the table are weighted averages.

Our portfolio of life insurance contracts, owned by our wholly owned subsidiaries as of September 30, 2016, organized by the insured’s current age and the associated number of contracts and contract benefits, is summarized below:

 Distribution of Contracts and Contract Benefits by Current Age of Insured

					Percentage of Total
Min Age	Max Age	Contracts	Contract Benefits	Wtd. Avg. Life Expectancy (yrs.)	Number of Contracts	Contract Benefits
90	96	55	$105,815,000	2.4	8.8%	8.3%
85	89	155	$331,989,000	4.8	24.8%	26.1%
80	84	152	$385,904,000	6.7	24.3%	30.3%
75	79	115	$251,466,000	9.2	18.4%	19.8%
70	74	87	$120,791,000	9.8	13.9%	9.5%
65	69	61	$76,113,000	10.1	9.8%	6.0%
Total		625	$1,272,078,000	6.8	100.0%	100.0%

Our portfolio of life insurance contracts, owned by our wholly owned subsidiaries as of September 30, 2016, organized by the insured’s estimated life expectancy estimates and associated contract benefits, is summarized below:

Distribution of Contracts by Current Life Expectancies of Insured

				Percentage of Total
Min LE (Months)	Max LE (Months)	Contracts	Contract Benefits	Number of Contracts	Contract Benefits
6	47	160	$275,036,000	25.6%	21.6%
48	71	145	300,501,000	23.2%	23.6%
72	95	112	249,118,000	17.9%	19.6%
96	119	97	223,012,000	15.5%	17.6%
120	143	63	134,822,000	10.1%	10.6%
144	202	48	89,589,000	7.7%	7.0%
Total		625	$1,272,078,000	100.0%	100.0%

We track concentrations of pre-existing medical conditions among insured individuals within our portfolio based on information contained in life expectancy reports. We track these medical conditions within the following ten primary disease categories: (1) cancer, (2) cardiovascular, (3) cerebrovascular, (4) dementia, (5) diabetes, (6) multiple, (7) neurological disorders, (8) no disease, (9) other, and (10) respiratory diseases. Our primary disease categories are summary generalizations based on the ICD-9 codes we track on each insured individuals within our portfolio. ICD- 9 codes, published by the World Health Organization, are used worldwide for medical diagnoses and treatment systems, as well as morbidity and mortality statistics. Currently, the only primary disease category within our portfolio that represents a concentration of over 10% is cardiovascular, which constitutes 21.25% of the value of our portfolio.

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

As of September 30, 2016, 97.0% of our life insurance contracts, by face value benefits, were issued by insurance companies that maintained an investment-grade rating (BBB- or better) by Standard & Poor’s. Our largest life insurance company credit exposures and their respective Standard & Poor’s credit rating of their respective financial strength and claims paying ability is set forth below:

Rank	Contract Benefits	Percentage of Contract Benefit Amount	Insurance Company	Ins. Co. S&P Rating
1	$182,494,000	14.3%	AXA Equitable Life Insurance Company	A+
2	$165,255,000	13.0%	John Hancock Life Insurance Company (U.S.A.)	AA-
3	$145,721,000	11.5%	Lincoln National Life Insurance Company	AA-
4	$129,116,000	10.1%	Transamerica Life Insurance Company	AA-
5	$89,806,000	7.1%	Metropolitan Life Insurance Company	A+
6	$57,250,000	4.5%	Massachusetts Mutual Life Insurance Company	AA+
7	$50,975,000	4.0%	American General Life Insurance Company	A+
8	$48,095,000	3.8%	Pacific Life Insurance Company	A+
9	$45,300,000	3.6%	Reliastar Life Insurance Company	A
10	$44,990,000	3.5%	West Coast Life Insurance Company	AA-
	959,002,000	75.4%

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

Name of Bond	Maturity	YTM	Duration (Years)	Bond S&P Rating
AXA 7.125%	12/15/2020	1.54%	4.2	BBB
Manulife Finl 4.15%	3/4/2026	2.83%	9.4	A
Lincoln National Corp Ind 3.35%	3/9/2025	3.05%	8.7	A-
Amer Intl Grp 4.875%	6/1/2022	2.48%	5.7	A-
Protective Life 7.375%	10/15/2019	2.18%	3.0	A-
Metro Life Gbl Fd1 4.75%	9/17/2021	3.01%	5.0	AA-
Prudential Finl Inc Mtns Book 4.5%	5/15/2024	2.97%	7.9	A
Average yield on insurance bonds		2.58%	6.3

The table above indicates the current yields to maturity (YTM) for the senior bonds of selected life insurance carriers with durations, on average, that are similar to our life insurance portfolio.  The average yield to maturity of these bonds was 3.02%, which, we believe, reflects in part the financial market’s judgement that credit risk is low with regard to these carriers’ financial obligations. It should be noted that the obligations of life insurance carriers to pay life insurance contract benefits is senior in rank to any other obligation.  This “super senior” priority is not reflected in the yield to maturity in the table and, if considered, would result in a lower yield to maturity all else being equal. As such, as long as the respective premium payments have been made, it is highly likely that the owner of the life insurance contract will collect the insurance contract benefit upon the mortality of the insured.

The complete detail of our portfolio of life insurance contracts, owned by our wholly owned subsidiaries as of September 30, 2016, organized by the current age of the insured and the associated contract benefits, sex, estimated life expectancy, issuing insurance carrier, and the credit rating of the issuing insurance carrier, is set forth below.

Life Insurance Portfolio Detail

(as of September 30, 2016)

	Face Amount	Gender	Age (ALB) (1)	LE (mo.) (2)	Insurance Company	S&P Rating
1	$1,100,000	Male	96	17	Reliastar Life Insurance Company	A
2	$184,000	Male	95	38	Reliastar Life Insurance Company	A
3	$219,000	Male	95	38	Reliastar Life Insurance Company	A
4	$8,000,000	Female	95	14	Massachusetts Mutual Life Insurance Company	AA+
5	$4,000,000	Male	95	25	Metropolitan Life Insurance Company	A+
6	$1,500,000	Female	95	24	Accordia Life and Annuity Company	A-
7	$3,200,000	Male	95	15	West Coast Life Insurance Company	AA-
8	$1,000,000	Female	94	22	Transamerica Life Insurance Company	AA-
9	$250,000	Male	94	23	North American Company for Life and Health Insurance	A+
10	$264,000	Female	94	11	Lincoln Benefit Life Company	BBB+
11	$125,000	Female	94	6	Lincoln National Life Insurance Company	AA-
12	$3,500,000	Male	93	29	Reliastar Life Insurance Company	A
13	$500,000	Male	93	7	John Hancock Life Insurance Company (U.S.A.)	AA-
14	$2,000,000	Female	93	7	Pruco Life Insurance Company	AA-
15	$500,000	Female	93	41	Sun Life Assurance Company of Canada (U.S.)	AA-
16	$250,000	Male	93	7	Transamerica Life Insurance Company	AA-
17	$1,682,773	Female	92	40	Hartford Life and Annuity Insurance Company	BBB+
18	$572,429	Female	92	26	Reliastar Life Insurance Company	A
19	$3,000,000	Male	92	31	West Coast Life Insurance Company	AA-
20	$500,000	Female	92	55	John Hancock Life Insurance Company (U.S.A.)	AA-
21	$5,000,000	Female	92	43	American General Life Insurance Company	A+
22	$400,000	Female	92	59	Principal Life Insurance Company	A+
23	$5,000,000	Female	92	23	John Hancock Life Insurance Company (U.S.A.)	AA-
24	$1,000,000	Female	92	26	Lincoln National Life Insurance Company	AA-
25	$300,000	Female	92	17	West Coast Life Insurance Company	AA-
26	$3,845,000	Female	92	36	Pacific Life Insurance Company	A+
27	$500,000	Male	91	40	Massachusetts Mutual Life Insurance Company	AA+
28	$5,000,000	Male	91	23	John Hancock Life Insurance Company (U.S.A.)	AA-
29	$500,000	Female	91	15	Lincoln National Life Insurance Company	AA-
30	$3,500,000	Female	91	62	John Hancock Life Insurance Company (U.S.A.)	AA-
31	$3,100,000	Female	91	25	Lincoln Benefit Life Company	BBB+
32	$1,500,000	Female	91	54	Lincoln National Life Insurance Company	AA-
33	$3,000,000	Female	91	25	Lincoln National Life Insurance Company	AA-
34	$5,000,000	Female	91	31	Reliastar Life Insurance Company	A
35	$5,000,000	Female	91	12	Lincoln National Life Insurance Company	AA-
36	$500,000	Male	91	41	Reliastar Life Insurance Company	A
37	$1,000,000	Male	91	7	Voya Retirement Insurance and Annuity Company	A
38	$1,203,520	Male	91	33	Columbus Life Insurance Company	AA
39	$1,350,000	Female	91	27	Lincoln National Life Insurance Company	AA-
40	$600,000	Female	91	15	Columbus Life Insurance Company	AA
41	$5,000,000	Female	90	38	Massachusetts Mutual Life Insurance Company	AA+
42	$2,500,000	Female	90	38	American General Life Insurance Company	A+
43	$2,500,000	Male	90	45	Pacific Life Insurance Company	A+
44	$1,000,000	Female	90	40	United of Omaha Life Insurance Company	AA-
45	$375,000	Male	90	33	Lincoln National Life Insurance Company	AA-
46	$1,103,922	Female	90	51	Sun Life Assurance Company of Canada (U.S.)	AA-

	Face Amount	Gender	Age (ALB) (1)	LE (mo.) (2)	Insurance Company	S&P Rating
47	$1,000,000	Female	90	54	Transamerica Life Insurance Company	AA-
48	$250,000	Female	90	54	Transamerica Life Insurance Company	AA-
49	$500,000	Female	90	34	Transamerica Life Insurance Company	AA-
50	$2,500,000	Female	90	4	AXA Equitable Life Insurance Company	A+
51	$2,500,000	Female	90	4	AXA Equitable Life Insurance Company	A+
52	$500,000	Female	90	27	Nationwide Life and Annuity Insurance Company	A+
53	$715,000	Female	90	45	Lincoln National Life Insurance Company	AA-
54	$2,225,000	Female	90	74	Transamerica Life Insurance Company	AA-
55	$3,500,000	Female	90	32	Lincoln National Life Insurance Company	AA-
56	$1,000,000	Female	89	45	Metropolitan Life Insurance Company	A+
57	$248,859	Female	89	25	Lincoln National Life Insurance Company	AA-
58	$500,000	Female	89	57	Sun Life Assurance Company of Canada (U.S.)	AA-
59	$250,000	Male	89	60	Metropolitan Life Insurance Company	A+
60	$4,000,000	Female	89	61	Transamerica Life Insurance Company	AA-
61	$5,000,000	Male	89	42	AXA Equitable Life Insurance Company	A+
62	$1,200,000	Male	89	42	Massachusetts Mutual Life Insurance Company	AA+
63	$1,200,000	Male	89	42	Massachusetts Mutual Life Insurance Company	AA+
64	$1,050,000	Male	89	34	John Hancock Life Insurance Company (U.S.A.)	AA-
65	$3,000,000	Male	89	85	Transamerica Life Insurance Company	AA-
66	$1,000,000	Male	89	44	AXA Equitable Life Insurance Company	A+
67	$500,000	Male	89	52	Lincoln National Life Insurance Company	AA-
68	$4,785,380	Female	89	32	John Hancock Life Insurance Company (U.S.A.)	AA-
69	$1,803,455	Female	89	55	Metropolitan Life Insurance Company	A+
70	$1,529,270	Female	89	55	Metropolitan Life Insurance Company	A+
71	$800,000	Male	89	54	Lincoln National Life Insurance Company	AA-
72	$5,000,000	Male	89	41	John Hancock Life Insurance Company (U.S.A.)	AA-
73	$500,000	Female	89	41	Transamerica Life Insurance Company	AA-
74	$400,000	Female	89	41	Lincoln Benefit Life Company	BBB+
75	$3,000,000	Female	89	70	Massachusetts Mutual Life Insurance Company	AA+
76	$200,000	Male	89	40	Lincoln Benefit Life Company	BBB+
77	$4,445,467	Male	89	47	Penn Mutual Life Insurance Company	A+
78	$1,500,000	Male	89	35	Union Central Life Insurance Company	A+
79	$7,500,000	Male	89	39	Lincoln National Life Insurance Company	AA-
80	$3,600,000	Female	89	54	AXA Equitable Life Insurance Company	A+
81	$3,000,000	Male	89	33	Lincoln National Life Insurance Company	AA-
82	$2,000,000	Male	89	36	John Hancock Life Insurance Company (U.S.A.)	AA-
83	$100,000	Female	89	46	American General Life Insurance Company	A+
84	$100,000	Female	89	46	American General Life Insurance Company	A+
85	$396,791	Male	89	26	Lincoln National Life Insurance Company	AA-
86	$1,500,000	Male	89	93	Transamerica Life Insurance Company	AA-
87	$1,000,000	Male	88	45	John Hancock Life Insurance Company (U.S.A.)	AA-
88	$2,000,000	Male	88	45	John Hancock Life Insurance Company (U.S.A.)	AA-
89	$5,000,000	Male	88	41	Lincoln National Life Insurance Company	AA-
90	$5,000,000	Female	88	27	Transamerica Life Insurance Company	AA-
91	$3,000,000	Male	88	36	Transamerica Life Insurance Company	AA-
92	$1,200,000	Male	88	62	Transamerica Life Insurance Company	AA-
93	$6,000,000	Female	88	46	Sun Life Assurance Company of Canada (U.S.)	AA-
94	$250,000	Male	88	40	Wilton Reassurance Life Insurance Company	N/A
95	$330,000	Male	88	60	AXA Equitable Life Insurance Company	A+
96	$175,000	Male	88	60	Metropolitan Life Insurance Company	A+
97	$335,000	Male	88	60	Metropolitan Life Insurance Company	A+
98	$3,000,000	Male	88	65	AXA Equitable Life Insurance Company	A+
99	$2,000,000	Female	88	40	Beneficial Life Insurance Company	N/A
100	$250,000	Female	88	40	John Hancock Life Insurance Company (U.S.A.)	AA-
101	$1,000,000	Female	88	30	New York Life Insurance Company	AA+
102	$1,250,000	Male	88	27	Columbus Life Insurance Company	AA
103	$300,000	Male	88	27	Columbus Life Insurance Company	AA
104	$10,000,000	Female	88	61	West Coast Life Insurance Company	AA-
105	$2,500,000	Male	88	37	Transamerica Life Insurance Company	AA-
106	$8,500,000	Male	88	68	Massachusetts Mutual Life Insurance Company	AA+

	Face Amount	Gender	Age (ALB) (1)	LE (mo.) (2)	Insurance Company	S&P Rating
107	$1,000,000	Female	88	41	West Coast Life Insurance Company	AA-
108	$2,000,000	Female	88	41	West Coast Life Insurance Company	AA-
109	$500,000	Female	88	45	Beneficial Life Insurance Company	N/A
110	$800,000	Male	88	44	National Western Life Insurance Company	A
111	$1,269,017	Male	88	25	Hartford Life and Annuity Insurance Company	BBB+
112	$5,000,000	Male	88	68	Lincoln National Life Insurance Company	AA-
113	$4,513,823	Female	88	18	Accordia Life and Annuity Company	A-
114	$2,000,000	Male	88	78	Security Life of Denver Insurance Company	A
115	$2,000,000	Male	88	78	Security Life of Denver Insurance Company	A
116	$2,000,000	Male	88	78	Security Life of Denver Insurance Company	A
117	$309,000	Male	88	27	Transamerica Life Insurance Company	AA-
118	$2,000,000	Female	88	64	U.S. Financial Life Insurance Company	A+
119	$1,365,000	Female	87	82	Transamerica Life Insurance Company	AA-
120	$1,000,000	Female	87	76	Security Life of Denver Insurance Company	A
121	$200,000	Female	87	75	Lincoln National Life Insurance Company	AA-
122	$1,000,000	Male	87	38	Sun Life Assurance Company of Canada (U.S.)	AA-
123	$1,000,000	Male	87	29	Massachusetts Mutual Life Insurance Company	AA+
124	$1,000,000	Female	87	19	State Farm Life Insurance Company	AA-
125	$2,000,000	Male	87	85	Transamerica Life Insurance Company	AA-
126	$209,176	Male	87	81	Lincoln National Life Insurance Company	AA-
127	$2,328,547	Male	87	34	Metropolitan Life Insurance Company	A+
128	$2,000,000	Male	87	34	Metropolitan Life Insurance Company	A+
129	$1,000,000	Male	87	23	Transamerica Life Insurance Company	AA-
130	$500,000	Male	87	69	Metropolitan Life Insurance Company	A+
131	$750,000	Female	87	71	Lincoln National Life Insurance Company	AA-
132	$1,500,000	Female	87	71	Lincoln National Life Insurance Company	AA-
133	$400,000	Female	87	71	Lincoln National Life Insurance Company	AA-
134	$1,250,000	Female	87	71	Lincoln National Life Insurance Company	AA-
135	$2,000,000	Male	87	50	Lincoln National Life Insurance Company	AA-
136	$3,000,000	Female	87	54	Transamerica Life Insurance Company	AA-
137	$347,211	Male	87	30	Pruco Life Insurance Company	AA-
138	$1,800,000	Male	87	41	John Hancock Life Insurance Company (U.S.A.)	AA-
139	$2,000,000	Male	87	51	AXA Equitable Life Insurance Company	A+
140	$1,750,000	Male	87	51	AXA Equitable Life Insurance Company	A+
141	$4,000,000	Male	87	41	Metropolitan Life Insurance Company	A+
142	$2,000,000	Male	87	25	Transamerica Life Insurance Company	AA-
143	$1,425,000	Male	87	63	John Hancock Life Insurance Company (U.S.A.)	AA-
144	$1,500,000	Male	87	48	AXA Equitable Life Insurance Company	A+
145	$1,500,000	Male	86	27	Transamerica Life Insurance Company	AA-
146	$1,500,000	Female	86	96	Lincoln Benefit Life Company	BBB+
147	$3,750,000	Male	86	63	AXA Equitable Life Insurance Company	A+
148	$2,000,000	Male	86	43	Metropolitan Life Insurance Company	A+
149	$3,000,000	Male	86	43	Metropolitan Life Insurance Company	A+
150	$1,000,000	Male	86	29	John Hancock Life Insurance Company (U.S.A.)	AA-
151	$2,000,000	Female	86	73	AXA Equitable Life Insurance Company	A+
152	$1,000,000	Male	86	43	Security Life of Denver Insurance Company	A
153	$3,000,000	Female	86	71	Sun Life Assurance Company of Canada (U.S.)	AA-
154	$125,000	Male	86	53	Jackson National Life Insurance Company	AA
155	$1,500,000	Male	86	66	AXA Equitable Life Insurance Company	A+
156	$1,000,000	Male	86	45	AXA Equitable Life Insurance Company	A+
157	$5,000,000	Male	86	75	Security Life of Denver Insurance Company	A
158	$1,500,000	Male	86	38	Reliastar Life Insurance Company	A
159	$1,500,000	Male	86	38	Reliastar Life Insurance Company	A
160	$5,000,000	Male	86	60	Security Life of Denver Insurance Company	A
161	$500,000	Male	86	31	Genworth Life Insurance Company	BB
162	$1,980,000	Male	86	40	New York Life Insurance Company	AA+
163	$1,000,000	Male	86	36	John Hancock Life Insurance Company (U.S.A.)	AA-
164	$500,000	Male	86	39	New England Life Insurance Company	AA-
165	$4,000,000	Female	86	41	Reliastar Life Insurance Company	A
166	$284,924	Male	86	51	Transamerica Life Insurance Company	AA-
167	$5,000,000	Female	86	80	American General Life Insurance Company	A+

	Face Amount	Gender	Age (ALB) (1)	LE (mo.) (2)	Insurance Company	S&P Rating
168	$500,000	Female	86	25	Transamerica Life Insurance Company	AA-
169	$3,500,000	Female	86	95	Lincoln Benefit Life Company	BBB+
170	$800,000	Male	86	40	Metropolitan Life Insurance Company	A+
171	$5,000,000	Female	85	88	AXA Equitable Life Insurance Company	A+
172	$1,000,000	Female	85	71	John Hancock Life Insurance Company (U.S.A.)	AA-
173	$6,000,000	Female	85	98	American General Life Insurance Company	A+
174	$5,000,000	Male	85	53	AXA Equitable Life Insurance Company	A+
175	$1,433,572	Male	85	44	Security Mutual Life Insurance Company of NY	N/A
176	$2,000,000	Male	85	42	National Life Insurance Company	A
177	$1,000,000	Female	85	34	Metropolitan Life Insurance Company	A+
178	$2,147,816	Female	85	107	John Hancock Life Insurance Company (U.S.A.)	AA-
179	$4,200,000	Female	85	105	Transamerica Life Insurance Company	AA-
180	$750,000	Male	85	75	West Coast Life Insurance Company	AA-
181	$4,000,000	Male	85	26	John Hancock Life Insurance Company (U.S.A.)	AA-
182	$1,000,000	Male	85	65	John Hancock Life Insurance Company (U.S.A.)	AA-
183	$2,000,000	Female	85	86	Lincoln Benefit Life Company	BBB+
184	$2,000,000	Female	85	62	New York Life Insurance Company	AA+
185	$5,000,000	Male	85	62	Lincoln National Life Insurance Company	AA-
186	$2,400,000	Male	85	27	Genworth Life Insurance Company	BB
187	$3,000,000	Male	85	80	Transamerica Life Insurance Company	AA-
188	$8,500,000	Male	85	93	John Hancock Life Insurance Company (U.S.A.)	AA-
189	$600,000	Male	85	88	AXA Equitable Life Insurance Company	A+
190	$7,600,000	Female	85	85	Transamerica Life Insurance Company	AA-
191	$250,000	Male	85	18	Midland National Life Insurance Company	A+
192	$250,000	Male	85	41	Transamerica Life Insurance Company	AA-
193	$2,500,000	Female	85	58	American General Life Insurance Company	A+
194	$2,500,000	Male	85	47	AXA Equitable Life Insurance Company	A+
195	$3,000,000	Male	85	47	Lincoln National Life Insurance Company	AA-
196	$2,000,000	Male	85	73	Pacific Life Insurance Company	A+
197	$7,600,000	Male	85	89	Transamerica Life Insurance Company	AA-
198	$3,000,000	Female	85	36	AXA Equitable Life Insurance Company	A+
199	$250,000	Male	85	68	Voya Retirement Insurance and Annuity Company	A
200	$1,800,000	Female	85	50	Lincoln National Life Insurance Company	AA-
201	$1,703,959	Male	85	58	Lincoln National Life Insurance Company	AA-
202	$3,000,000	Male	85	49	Metropolitan Life Insurance Company	A+
203	$500,000	Male	85	11	Great Southern Life Insurance Company	N/A
204	$2,247,450	Female	85	49	Transamerica Life Insurance Company	AA-
205	$1,000,000	Male	85	46	Hartford Life and Annuity Insurance Company	BBB+
206	$400,000	Male	85	39	Transamerica Life Insurance Company	AA-
207	$1,000,000	Male	85	81	Lincoln National Life Insurance Company	AA-
208	$1,000,000	Male	85	51	Metropolitan Life Insurance Company	A+
209	$3,500,000	Male	85	54	Pacific Life Insurance Company	A+
210	$2,500,000	Male	85	54	AXA Equitable Life Insurance Company	A+
211	$10,000,000	Male	84	116	Pacific Life Insurance Company	A+
212	$87,677	Female	84	47	Protective Life Insurance Company	AA-
213	$1,000,000	Male	84	51	Texas Life Insurance Company	N/A
214	$500,000	Male	84	92	Metropolitan Life Insurance Company	A+
215	$1,000,000	Male	84	57	Lincoln National Life Insurance Company	AA-
216	$3,000,000	Male	84	30	U.S. Financial Life Insurance Company	A+
217	$325,000	Male	84	53	Genworth Life and Annuity Insurance Company	BB
218	$175,000	Male	84	53	Genworth Life and Annuity Insurance Company	BB
219	$850,000	Male	84	48	American General Life Insurance Company	A+
220	$600,000	Male	84	61	Massachusetts Mutual Life Insurance Company	AA+
221	$1,900,000	Male	84	54	American National Insurance Company	A
222	$500,000	Male	84	35	New York Life Insurance Company	AA+
223	$500,000	Male	84	35	New York Life Insurance Company	AA+
224	$5,000,000	Male	84	46	AXA Equitable Life Insurance Company	A+
225	$385,000	Male	84	62	Metropolitan Life Insurance Company	A+
226	$500,000	Male	84	62	Metropolitan Life Insurance Company	A+
227	$75,000	Male	84	39	Fidelity and Guaranty Insurance Company	BBB-
228	$10,000,000	Male	84	62	Lincoln National Life Insurance Company	AA-

	Face Amount	Gender	Age (ALB) (1)	LE (mo.) (2)	Insurance Company	S&P Rating
229	$1,500,000	Male	84	67	Lincoln National Life Insurance Company	AA-
230	$250,000	Male	84	41	The Ohio State Life Insurance Company	N/A
231	$3,500,000	Female	84	77	AXA Equitable Life Insurance Company	A+
232	$1,000,000	Female	84	89	West Coast Life Insurance Company	AA-
233	$1,000,000	Female	84	66	American General Life Insurance Company	A+
234	$5,000,000	Female	84	65	Sun Life Assurance Company of Canada (U.S.)	AA-
235	$3,000,000	Female	84	57	Metropolitan Life Insurance Company	A+
236	$750,000	Male	84	67	John Hancock Life Insurance Company (U.S.A.)	AA-
237	$4,500,000	Male	84	61	AXA Equitable Life Insurance Company	A+
238	$1,250,000	Female	84	51	Columbus Life Insurance Company	AA
239	$2,275,000	Male	84	80	Reliastar Life Insurance Company	A
240	$10,000,000	Male	84	72	AXA Equitable Life Insurance Company	A+
241	$340,000	Female	84	75	Jackson National Life Insurance Company	AA
242	$2,300,000	Male	84	13	American General Life Insurance Company	A+
243	$3,500,000	Male	84	60	AXA Equitable Life Insurance Company	A+
244	$6,217,200	Female	84	94	Phoenix Life Insurance Company	B+
245	$2,500,000	Female	84	62	Reliastar Life Insurance Company	A
246	$5,000,000	Female	84	48	Massachusetts Mutual Life Insurance Company	AA+
247	$1,275,000	Male	84	44	General American Life Insurance Company	A+
248	$2,000,000	Female	84	86	Lincoln National Life Insurance Company	AA-
249	$1,000,000	Male	84	41	American General Life Insurance Company	A+
250	$750,000	Male	84	78	AXA Equitable Life Insurance Company	A+
251	$5,000,000	Male	84	71	Lincoln National Life Insurance Company	AA-
252	$3,000,000	Male	83	56	Protective Life Insurance Company	AA-
253	$1,500,000	Male	83	56	American General Life Insurance Company	A+
254	$2,000,000	Female	83	94	Transamerica Life Insurance Company	AA-
255	$1,500,000	Male	83	61	Pacific Life Insurance Company	A+
256	$2,000,000	Male	83	75	New York Life Insurance Company	AA+
257	$5,000,000	Male	83	97	American General Life Insurance Company	A+
258	$250,000	Male	83	132	Reliastar Life Insurance Company	A
259	$1,995,000	Female	83	69	Transamerica Life Insurance Company	AA-
260	$4,000,000	Male	83	46	Lincoln National Life Insurance Company	AA-
261	$10,000,000	Male	83	69	New York Life Insurance Company	AA+
262	$1,000,000	Male	83	59	Hartford Life and Annuity Insurance Company	BBB+
263	$1,000,000	Male	83	59	Jackson National Life Insurance Company	AA
264	$417,300	Male	83	90	Jackson National Life Insurance Company	AA
265	$5,000,000	Male	83	68	Transamerica Life Insurance Company	AA-
266	$2,000,000	Male	83	59	Ohio National Life Assurance Corporation	AA-
267	$1,000,000	Male	83	59	Ohio National Life Assurance Corporation	AA-
268	$500,000	Female	83	92	AXA Equitable Life Insurance Company	A+
269	$350,000	Male	83	26	Jackson National Life Insurance Company	AA
270	$5,000,000	Female	82	68	Security Mutual Life Insurance Company of NY	N/A
271	$5,000,000	Male	82	80	AXA Equitable Life Insurance Company	A+
272	$6,000,000	Male	82	96	Transamerica Life Insurance Company	AA-
273	$8,000,000	Male	82	73	AXA Equitable Life Insurance Company	A+
274	$850,000	Female	82	89	Zurich Life Insurance Company	AA-
275	$550,000	Male	82	106	Genworth Life Insurance Company	BB
276	$500,000	Male	82	54	West Coast Life Insurance Company	AA-
277	$1,680,000	Female	82	59	AXA Equitable Life Insurance Company	A+
278	$1,000,000	Female	82	86	Lincoln National Life Insurance Company	AA-
279	$1,250,000	Male	82	89	Metropolitan Life Insurance Company	A+
280	$3,000,000	Female	82	61	AXA Equitable Life Insurance Company	A+
281	$1,000,000	Male	82	55	AXA Equitable Life Insurance Company	A+
282	$1,250,000	Female	82	75	Principal Life Insurance Company	A+
283	$1,000,000	Male	82	47	AXA Equitable Life Insurance Company	A+
284	$1,500,000	Male	82	60	Lincoln Benefit Life Company	BBB+
285	$700,000	Male	82	91	Banner Life Insurance Company	AA-
286	$3,000,000	Male	82	88	John Hancock Life Insurance Company (U.S.A.)	AA-
287	$10,000,000	Male	82	60	Hartford Life and Annuity Insurance Company	BBB+
288	$1,750,000	Male	82	72	AXA Equitable Life Insurance Company	A+
289	$5,000,000	Male	82	62	AXA Equitable Life Insurance Company	A+
290	$300,000	Female	82	64	Hartford Life and Annuity Insurance Company	BBB+

	Face Amount	Gender	Age (ALB) (1)	LE (mo.) (2)	Insurance Company	S&P Rating
291	$250,000	Male	82	70	American General Life Insurance Company	A+
292	$3,500,000	Male	82	76	Metropolitan Life Insurance Company	A+
293	$2,502,000	Male	82	136	Transamerica Life Insurance Company	AA-
294	$10,000,000	Male	82	102	John Hancock Life Insurance Company (U.S.A.)	AA-
295	$250,000	Female	82	93	Accordia Life and Annuity Company	A-
296	$3,000,000	Male	82	115	Principal Life Insurance Company	A+
297	$1,700,000	Male	82	54	Lincoln National Life Insurance Company	AA-
298	$1,210,000	Male	82	56	Lincoln National Life Insurance Company	AA-
299	$3,000,000	Female	82	96	West Coast Life Insurance Company	AA-
300	$7,000,000	Male	82	76	Genworth Life Insurance Company	BB
301	$8,000,000	Male	81	118	Metropolitan Life Insurance Company	A+
302	$3,000,000	Male	81	81	Reliastar Life Insurance Company	A
303	$4,000,000	Male	81	72	Lincoln National Life Insurance Company	AA-
304	$500,000	Male	81	46	Genworth Life and Annuity Insurance Company	BB
305	$3,000,000	Male	81	136	Metropolitan Life Insurance Company	A+
306	$300,000	Female	81	90	Metropolitan Life Insurance Company	A+
307	$200,000	Male	81	64	Protective Life Insurance Company	AA-
308	$150,000	Male	81	64	Protective Life Insurance Company	AA-
309	$150,000	Male	81	64	Protective Life Insurance Company	AA-
310	$350,000	Male	81	64	Lincoln National Life Insurance Company	AA-
311	$1,187,327	Male	81	88	Transamerica Life Insurance Company	AA-
312	$5,000,000	Male	81	99	John Hancock Life Insurance Company (U.S.A.)	AA-
313	$800,000	Male	81	70	North American Company for Life And Health Insurance	A+
314	$2,000,000	Male	81	20	Metropolitan Life Insurance Company	A+
315	$1,000,000	Female	81	80	Lincoln Benefit Life Company	BBB+
316	$6,000,000	Male	81	113	AXA Equitable Life Insurance Company	A+
317	$320,987	Female	81	96	John Hancock Life Insurance Company (U.S.A.)	AA-
318	$130,000	Male	81	43	Genworth Life Insurance Company	BB
319	$5,500,000	Male	81	113	Metropolitan Life Insurance Company	A+
320	$1,000,000	Male	81	114	Protective Life Insurance Company	AA-
321	$2,000,000	Female	81	80	Pacific Life Insurance Company	A+
322	$4,000,000	Male	81	87	Lincoln National Life Insurance Company	AA-
323	$2,000,000	Male	81	74	Metropolitan Life Insurance Company	A+
324	$2,000,000	Male	81	74	Metropolitan Life Insurance Company	A+
325	$4,300,000	Female	81	101	American National Insurance Company	A
326	$200,000	Male	81	59	Kansas City Life Insurance Company	N/A
327	$2,000,000	Female	81	67	Transamerica Life Insurance Company	AA-
328	$1,500,000	Female	81	68	Protective Life Insurance Company	AA-
329	$1,000,000	Male	81	49	Pacific Life Insurance Company	A+
330	$200,000	Male	81	40	Pruco Life Insurance Company	AA-
331	$500,000	Male	81	40	Transamerica Life Insurance Company	AA-
332	$3,000,000	Male	80	35	Pacific Life Insurance Company	A+
333	$3,000,000	Male	80	35	Minnesota Life Insurance Company	A+
334	$3,000,000	Male	80	35	Pruco Life Insurance Company	AA-
335	$5,000,000	Male	80	89	Pacific Life Insurance Company	A+
336	$5,000,000	Male	80	89	Pacific Life Insurance Company	A+
337	$3,601,500	Male	80	85	Transamerica Life Insurance Company	AA-
338	$1,000,000	Male	80	87	Sun Life Assurance Company of Canada (U.S.)	AA-
339	$5,000,000	Male	80	80	John Hancock Life Insurance Company (U.S.A.)	AA-
340	$5,000,000	Male	80	120	Principal Life Insurance Company	A+
341	$150,000	Male	80	85	MetLife Insurance Company USA	A+
342	$1,009,467	Male	80	51	John Hancock Life Insurance Company (U.S.A.)	AA-
343	$7,000,000	Male	80	77	Lincoln Benefit Life Company	BBB+
344	$100,000	Male	80	57	North American Company for Life And Health Insurance	A+
345	$1,000,000	Male	80	108	Lincoln National Life Insurance Company	AA-
346	$5,000,000	Male	80	49	John Hancock Life Insurance Company (U.S.A.)	AA-
347	$6,799,139	Male	80	114	AXA Equitable Life Insurance Company	A+
348	$476,574	Male	80	64	Transamerica Life Insurance Company	AA-
349	$2,250,000	Male	80	85	Massachusetts Mutual Life Insurance Company	AA+
350	$775,000	Male	80	115	Lincoln National Life Insurance Company	AA-

	Face Amount	Gender	Age (ALB) (1)	LE (mo.) (2)	Insurance Company	S&P Rating
351	$1,000,000	Female	80	115	John Hancock Life Insurance Company (U.S.A.)	AA-
352	$6,000,000	Male	80	111	AXA Equitable Life Insurance Company	A+
353	$1,445,000	Female	80	97	AXA Equitable Life Insurance Company	A+
354	$1,500,000	Female	80	97	AXA Equitable Life Insurance Company	A+
355	$1,000,000	Male	80	78	Lincoln National Life Insurance Company	AA-
356	$200,000	Male	80	50	Lincoln National Life Insurance Company	AA-
357	$1,000,000	Male	80	102	Metropolitan Life Insurance Company	A+
358	$6,000,000	Male	80	98	AXA Equitable Life Insurance Company	A+
359	$5,000,000	Female	80	108	Reliastar Life Insurance Company	A
360	$750,000	Male	80	61	Lincoln National Life Insurance Company	AA-
361	$5,000,000	Male	80	170	West Coast Life Insurance Company	AA-
362	$3,000,000	Male	80	87	Principal Life Insurance Company	A+
363	$5,000,000	Male	79	129	Lincoln National Life Insurance Company	AA-
364	$3,000,000	Male	79	78	American General Life Insurance Company	A+
365	$5,000,000	Male	79	71	John Hancock Life Insurance Company (U.S.A.)	AA-
366	$500,000	Male	79	60	John Hancock Life Insurance Company (U.S.A.)	AA-
367	$1,000,000	Male	79	106	Metropolitan Life Insurance Company	A+
368	$1,250,000	Male	79	91	AXA Equitable Life Insurance Company	A+
369	$3,000,000	Female	79	81	New York Life Insurance Company	AA+
370	$4,000,000	Male	79	43	Metropolitan Life Insurance Company	A+
371	$2,500,000	Male	79	79	Massachusetts Mutual Life Insurance Company	AA+
372	$2,500,000	Male	79	79	Massachusetts Mutual Life Insurance Company	AA+
373	$500,000	Female	79	108	Columbus Life Insurance Company	AA
374	$4,000,000	Female	79	86	Transamerica Life Insurance Company	AA-
375	$4,000,000	Male	79	140	John Hancock Life Insurance Company (U.S.A.)	AA-
376	$325,000	Male	79	36	American General Life Insurance Company	A+
377	$1,750,000	Male	79	56	John Hancock Life Insurance Company (U.S.A.)	AA-
378	$5,000,000	Male	79	96	Transamerica Life Insurance Company	AA-
379	$3,750,000	Male	79	52	AXA Equitable Life Insurance Company	A+
380	$550,000	Male	79	72	Pruco Life Insurance Company	AA-
381	$300,000	Male	79	72	Pruco Life Insurance Company	AA-
382	$2,000,000	Female	79	50	Transamerica Life Insurance Company	AA-
383	$1,200,000	Female	78	126	Athene Annuity & Life Assurance Company	A-
384	$1,000,000	Male	78	98	Accordia Life and Annuity Company	A-
385	$2,840,000	Male	78	91	Transamerica Life Insurance Company	AA-
386	$750,000	Male	78	82	North American Company for Life and Health Insurance	A+
387	$1,000,000	Male	78	82	John Hancock Life Insurance Company (U.S.A.)	AA-
388	$500,000	Male	78	82	North American Company for Life and Health Insurance	A+
389	$50,000	Male	78	40	Lincoln National Life Insurance Company	AA-
390	$4,000,000	Male	78	62	Massachusetts Mutual Life Insurance Company	AA+
391	$1,000,000	Female	78	68	John Hancock Life Insurance Company (U.S.A.)	AA-
392	$1,000,000	Female	78	123	John Hancock Life Insurance Company (U.S.A.)	AA-
393	$2,000,000	Male	78	94	Lincoln National Life Insurance Company	AA-
394	$2,000,000	Male	78	94	Lincoln National Life Insurance Company	AA-
395	$5,000,000	Male	78	113	Lincoln National Life Insurance Company	AA-
396	$1,000,000	Male	78	115	Principal Life Insurance Company	A+
397	$2,000,000	Male	78	100	Genworth Life Insurance Company	BB
398	$6,250,000	Male	78	185	John Hancock Life Insurance Company (U.S.A.)	AA-
399	$490,620	Male	78	80	Ameritas Life Insurance Corporation	A+
400	$600,000	Male	78	77	Protective Life Insurance Company	AA-
401	$400,000	Male	78	113	John Hancock Life Insurance Company (U.S.A.)	AA-
402	$730,000	Male	77	96	Transamerica Life Insurance Company	AA-
403	$5,000,000	Male	77	142	Pruco Life Insurance Company	AA-
404	$300,000	Male	77	73	Penn Mutual Life Insurance Company	A+
405	$5,000,000	Male	77	131	AXA Equitable Life Insurance Company	A+
406	$3,000,000	Male	77	91	Pruco Life Insurance Company	AA-
407	$3,000,000	Female	77	101	John Hancock Life Insurance Company (U.S.A.)	AA-
408	$5,000,000	Male	77	136	Massachusetts Mutual Life Insurance Company	AA+
409	$5,000,000	Male	77	136	Massachusetts Mutual Life Insurance Company	AA+
410	$200,000	Female	77	139	West Coast Life Insurance Company	AA-
411	$1,100,000	Male	77	133	Accordia Life and Annuity Company	A-
412	$3,000,000	Male	77	97	Protective Life Insurance Company	AA-

	Face Amount	Gender	Age (ALB) (1)	LE (mo.) (2)	Insurance Company	S&P Rating
413	$2,000,000	Female	77	113	Accordia Life and Annuity Company	A-
414	$10,000,000	Male	77	127	AXA Equitable Life Insurance Company	A+
415	$2,500,000	Male	77	134	John Hancock Life Insurance Company (U.S.A.)	AA-
416	$2,500,000	Male	77	134	John Hancock Life Insurance Company (U.S.A.)	AA-
417	$1,000,000	Male	77	98	Athene Annuity & Life Assurance Company of New York	A-
418	$7,000,000	Female	77	116	Pacific Life Insurance Company	A+
419	$100,946	Female	77	154	Genworth Life and Annuity Insurance Company	BB
420	$350,000	Male	77	106	AXA Equitable Life Insurance Company	A+
421	$600,000	Male	77	106	AXA Equitable Life Insurance Company	A+
422	$1,000,000	Male	77	77	Pacific Life Insurance Company	A+
423	$2,000,000	Male	77	113	Transamerica Life Insurance Company	AA-
424	$200,000	Male	77	111	Prudential Insurance Company of America	AA-
425	$2,000,000	Female	77	162	Lincoln National Life Insurance Company	AA-
426	$150,000	Male	77	99	Genworth Life Insurance Company	BB
427	$2,000,000	Male	77	58	Athene Annuity & Life Assurance Company	A-
428	$7,097,434	Male	77	153	Lincoln National Life Insurance Company	AA-
429	$5,000,000	Male	77	54	West Coast Life Insurance Company	AA-
430	$1,000,000	Male	76	122	Transamerica Life Insurance Company	AA-
431	$750,000	Male	76	107	Protective Life Insurance Company	AA-
432	$250,000	Male	76	98	Midland National Life Insurance Company	A+
433	$3,000,000	Male	76	51	Accordia Life and Annuity Company	A-
434	$200,000	Male	76	65	Reliastar Life Insurance Company	A
435	$500,000	Male	76	96	AXA Equitable Life Insurance Company	A+
436	$3,000,000	Male	76	108	John Hancock Life Insurance Company (U.S.A.)	AA-
437	$5,000,000	Male	76	108	John Hancock Life Insurance Company (U.S.A.)	AA-
438	$8,000,000	Male	76	94	Metropolitan Life Insurance Company	A+
439	$100,000	Male	76	53	AXA Equitable Life Insurance Company	A+
440	$4,000,000	Female	76	137	American General Life Insurance Company	A+
441	$500,000	Male	76	88	AIG Life Insurance Company	A+
442	$1,000,000	Male	76	155	Security Mutual Life Insurance Company of NY	N/A
443	$355,700	Male	76	103	Security Life of Denver Insurance Company	A
444	$5,000,000	Male	76	54	Lincoln Benefit Life Company	BBB+
445	$250,000	Male	76	135	West Coast Life Insurance Company	AA-
446	$1,000,000	Male	76	112	Transamerica Life Insurance Company	AA-
447	$2,000,000	Male	76	146	John Hancock Life Insurance Company (U.S.A.)	AA-
448	$7,500,000	Female	76	173	Security Life of Denver Insurance Company	A
449	$3,000,000	Female	76	110	General American Life Insurance Company	A+
450	$100,000	Male	76	67	Transamerica Life Insurance Company	AA-
451	$300,000	Female	76	133	Minnesota Life Insurance Company	A+
452	$250,000	Male	76	88	United of Omaha Life Insurance Company	AA-
453	$600,000	Male	75	69	United of Omaha Life Insurance Company	AA-
454	$500,000	Male	75	87	Protective Life Insurance Company	AA-
455	$1,000,000	Male	75	93	Security Life of Denver Insurance Company	A
456	$1,000,000	Male	75	96	Transamerica Life Insurance Company	AA-
457	$500,000	Male	75	89	AXA Equitable Life Insurance Company	A+
458	$500,000	Male	75	103	United of Omaha Life Insurance Company	AA-
459	$750,000	Male	75	27	North American Company for Life And Health Insurance	A+
460	$8,000,000	Female	75	131	West Coast Life Insurance Company	AA-
461	$250,000	Female	75	155	AXA Equitable Life Insurance Company	A+
462	$300,000	Male	75	36	Lincoln National Life Insurance Company	AA-
463	$172,245	Female	75	54	Symetra Life Insurance Company	A
464	$5,004,704	Male	75	133	American General Life Insurance Company	A+
465	$2,000,000	Male	75	119	Pruco Life Insurance Company	AA-
466	$190,000	Male	75	103	Protective Life Insurance Company	AA-
467	$100,000	Male	75	151	Protective Life Insurance Company	AA-
468	$5,000,000	Male	75	129	AIG Life Insurance Company	A+
469	$4,000,000	Male	75	108	Security Mutual Life Insurance Company of NY	N/A
470	$89,626	Female	75	117	Union Central Life Insurance Company	A+
471	$2,000,000	Male	75	94	American General Life Insurance Company	A+
472	$10,000,000	Female	75	134	Reliastar Life Insurance Company	A

	Face Amount	Gender	Age (ALB) (1)	LE (mo.) (2)	Insurance Company	S&P Rating
473	$1,000,000	Female	75	150	John Hancock Life Insurance Company (U.S.A.)	AA-
474	$500,000	Male	75	72	American General Life Insurance Company	A+
475	$250,000	Male	75	73	Genworth Life and Annuity Insurance Company	BB
476	$500,000	Male	75	95	Delaware Life Insurance Company	BBB+
477	$370,000	Female	75	125	Minnesota Life Insurance Company	A+
478	$500,000	Male	74	33	Midland National Life Insurance Company	A+
479	$3,000,000	Male	74	71	AXA Equitable Life Insurance Company	A+
480	$500,000	Male	74	61	William Penn Life Insurance Company of New York	AA-
481	$2,500,000	Male	74	103	John Hancock Life Insurance Company (U.S.A.)	AA-
482	$500,000	Male	74	134	Pruco Life Insurance Company	AA-
483	$8,600,000	Male	74	152	AXA Equitable Life Insurance Company	A+
484	$3,000,000	Male	74	103	Transamerica Life Insurance Company	AA-
485	$800,000	Male	74	122	John Hancock Life Insurance Company (U.S.A.)	AA-
486	$1,500,000	Male	74	126	Lincoln National Life Insurance Company	AA-
487	$1,500,000	Male	74	126	Lincoln National Life Insurance Company	AA-
488	$1,500,000	Male	74	126	Lincoln National Life Insurance Company	AA-
489	$2,500,000	Male	74	136	Banner Life Insurance Company	AA-
490	$400,000	Male	74	80	Protective Life Insurance Company	AA-
491	$10,000,000	Male	74	144	John Hancock Life Insurance Company (U.S.A.)	AA-
492	$1,784,686	Male	74	153	Transamerica Life Insurance Company	AA-
493	$250,000	Female	74	171	Protective Life Insurance Company	AA-
494	$500,000	Male	73	122	Ameritas Life Insurance Corporation	A+
495	$370,000	Male	73	122	Ameritas Life Insurance Corporation	A+
496	$750,000	Male	73	130	Security Life of Denver Insurance Company	A
497	$1,000,000	Female	73	120	United of Omaha Life Insurance Company	AA-
498	$500,000	Male	73	106	William Penn Life Insurance Company of New York	AA-
499	$250,000	Male	73	18	Security Life of Denver Insurance Company	A
500	$100,000	Male	73	110	Protective Life Insurance Company	AA-
501	$500,000	Male	73	128	Metropolitan Life Insurance Company	A+
502	$2,000,000	Male	73	120	Voya Retirement Insurance and Annuity Company	A
503	$1,500,000	Male	73	120	Voya Retirement Insurance and Annuity Company	A
504	$300,000	Male	73	114	Protective Life Insurance Company	AA-
505	$250,000	Male	73	68	American General Life Insurance Company	A+
506	$2,500,000	Male	73	104	American General Life Insurance Company	A+
507	$2,000,000	Male	73	131	John Hancock Life Insurance Company (U.S.A.)	AA-
508	$800,000	Male	73	84	Commonwealth Annuity and Life Insurance Company	A-
509	$267,988	Male	73	52	Minnesota Life Insurance Company	A+
510	$300,000	Male	73	111	New England Life Insurance Company	AA-
511	$1,167,000	Male	73	50	Transamerica Life Insurance Company	AA-
512	$1,500,000	Male	73	108	Metropolitan Life Insurance Company	A+
513	$1,000,000	Female	73	144	Reliastar Life Insurance Company	A
514	$10,000,000	Male	73	118	AXA Equitable Life Insurance Company	A+
515	$1,000,000	Male	72	130	AIG Life Insurance Company	A+
516	$2,500,000	Male	72	51	Transamerica Life Insurance Company	AA-
517	$400,000	Male	72	195	Protective Life Insurance Company	AA-
518	$3,000,000	Male	72	75	John Hancock Life Insurance Company (U.S.A.)	AA-
519	$2,000,000	Male	72	100	New York Life Insurance Company	AA+
520	$2,000,000	Male	72	100	New York Life Insurance Company	AA+
521	$5,000,000	Male	72	128	John Hancock Life Insurance Company (U.S.A.)	AA-
522	$250,000	Female	72	108	Protective Life Insurance Company	AA-
523	$2,500,000	Male	72	114	Lincoln National Life Insurance Company	AA-
524	$2,500,000	Male	72	114	John Hancock Life Insurance Company (U.S.A.)	AA-
525	$1,350,000	Male	72	100	Lincoln National Life Insurance Company	AA-
526	$230,000	Male	72	117	Transamerica Life Insurance Company	AA-
527	$139,398	Female	72	23	Lincoln National Life Insurance Company	AA-
528	$190,000	Female	72	191	Protective Life Insurance Company	AA-
529	$420,000	Male	72	131	Protective Life Insurance Company	AA-
530	$75,000	Female	72	102	American General Life Insurance Company	A+
531	$600,000	Male	72	84	AXA Equitable Life Insurance Company	A+
532	$4,000,000	Male	72	141	MONY Life Insurance Company of America	A+

	Face Amount	Gender	Age (ALB) (1)	LE (mo.) (2)	Insurance Company	S&P Rating
533	$420,000	Male	72	122	RiverSource Life Insurance Company	A+
534	$100,000	Male	72	137	Protective Life Insurance Company	AA-
535	$250,000	Male	71	50	Protective Life Insurance Company	AA-
536	$650,000	Female	71	72	Security Life of Denver Insurance Company	A
537	$500,000	Male	71	120	Ohio National Life Assurance Corporation	AA-
538	$232,000	Male	71	179	Protective Life Insurance Company	AA-
539	$185,000	Male	71	131	Genworth Life and Annuity Insurance Company	BB
540	$40,000	Male	71	31	Banner Life Insurance Company	AA-
541	$750,000	Male	71	125	Transamerica Life Insurance Company	AA-
542	$1,250,000	Male	71	99	West Coast Life Insurance Company	AA-
543	$1,500,000	Female	71	153	Pruco Life Insurance Company	AA-
544	$5,000,000	Male	71	91	Transamerica Life Insurance Company	AA-
545	$500,000	Male	71	92	Transamerica Life Insurance Company	AA-
546	$500,000	Male	71	92	North American Company for Life And Health Insurance	A+
547	$300,000	Male	71	195	John Hancock Life Insurance Company (U.S.A.)	AA-
548	$100,000	Male	71	44	Genworth Life and Annuity Insurance Company	BB
549	$150,000	Male	71	34	Protective Life Insurance Company	AA-
550	$150,000	Male	71	34	AXA Equitable Life Insurance Company	A+
551	$1,000,000	Male	71	54	John Hancock Life Insurance Company (U.S.A.)	AA-
552	$202,700	Male	71	117	Farmers New World Life Insurance Company	N/A
553	$5,000,000	Male	71	151	Metropolitan Life Insurance Company	A+
554	$250,000	Female	70	120	Ohio National Life Assurance Corporation	AA-
555	$2,000,000	Male	70	172	John Hancock Life Insurance Company (U.S.A.)	AA-
556	$400,000	Male	70	161	Lincoln National Life Insurance Company	AA-
557	$100,000	Male	70	101	Massachusetts Mutual Life Insurance Company	AA+
558	$92,000	Female	70	199	Protective Life Insurance Company	AA-
559	$175,000	Female	70	111	Lincoln National Life Insurance Company	AA-
560	$1,500,000	Male	70	71	Lincoln National Life Insurance Company	AA-
561	$250,000	Male	70	184	Lincoln National Life Insurance Company	AA-
562	$1,500,000	Male	70	105	Midland National Life Insurance Company	A+
563	$500,000	Male	70	111	Lincoln Benefit Life Company	BBB+
564	$700,000	Male	70	116	Massachusetts Mutual Life Insurance Company	AA+
565	$750,000	Male	69	134	North American Company for Life And Health Insurance	A+
566	$1,000,000	Male	69	191	AXA Equitable Life Insurance Company	A+
567	$1,200,000	Male	69	126	Massachusetts Mutual Life Insurance Company	AA+
568	$2,500,000	Male	69	161	Pruco Life Insurance Company	AA-
569	$2,500,000	Male	69	161	Pruco Life Insurance Company	AA-
570	$4,000,000	Male	69	133	MetLife Insurance Company USA	A+
571	$500,000	Male	69	42	Voya Retirement Insurance and Annuity Company	A
572	$1,000,000	Male	69	87	Protective Life Insurance Company	AA-
573	$2,000,000	Male	69	113	Transamerica Life Insurance Company	AA-
574	$1,000,000	Male	69	113	Genworth Life Insurance Company	BB
575	$250,000	Female	69	158	Protective Life Insurance Company	AA-
576	$1,000,000	Male	69	163	Accordia Life and Annuity Company	A-
577	$1,000,000	Male	69	61	Protective Life Insurance Company	AA-
578	$1,000,000	Male	69	131	Transamerica Life Insurance Company	AA-
579	$1,000,000	Male	69	131	Protective Life Insurance Company	AA-
580	$156,538	Female	69	107	New York Life Insurance Company	AA+
581	$2,000,000	Male	69	51	Metropolitan Life Insurance Company	A+
582	$2,000,000	Male	69	51	Metropolitan Life Insurance Company	A+
583	$1,000,000	Male	69	153	John Hancock Life Insurance Company (U.S.A.)	AA-
584	$400,000	Female	69	142	AXA Equitable Life Insurance Company	A+
585	$300,000	Male	69	90	Protective Life Insurance Company	AA-
586	$1,000,000	Male	68	138	Transamerica Life Insurance Company	AA-
587	$250,000	Female	68	75	Transamerica Life Insurance Company	AA-
588	$750,000	Male	68	161	Northwestern Mutual Life Insurance Company	AA+
589	$2,000,000	Male	68	173	John Hancock Life Insurance Company (U.S.A.)	AA-
590	$150,000	Male	68	117	Protective Life Insurance Company	AA-
591	$600,000	Male	68	88	William Penn Life Insurance Company of New York	AA-
592	$5,616,468	Male	68	180	John Hancock Life Insurance Company (U.S.A.)	AA-
593	$1,100,000	Male	68	156	John Hancock Life Insurance Company (U.S.A.)	AA-
594	$3,000,000	Male	68	193	John Hancock Life Insurance Company (U.S.A.)	AA-

	Face Amount	Gender	Age (ALB) (1)	LE (mo.) (2)	Insurance Company	S&P Rating
595	$400,000	Male	67	191	Lincoln National Life Insurance Company	AA-
596	$3,000,000	Male	67	100	Reliastar Life Insurance Company	A
597	$2,000,000	Male	67	100	AXA Equitable Life Insurance Company	A+
598	$2,000,000	Male	67	100	AXA Equitable Life Insurance Company	A+
599	$1,000,000	Male	67	48	Lincoln National Life Insurance Company	AA-
600	$1,000,000	Male	67	78	Transamerica Life Insurance Company	AA-
601	$350,000	Female	67	85	Assurity Life Insurance Company	N/A
602	$5,000,000	Male	67	105	Athene Annuity & Life Assurance Company	A-
603	$1,000,000	Male	67	149	Sun Life Assurance Company of Canada (U.S.)	AA-
604	$800,000	Male	67	129	Lincoln National Life Insurance Company	AA-
605	$800,000	Male	67	129	Lincoln National Life Insurance Company	AA-
606	$229,725	Female	67	107	Hartford Life and Annuity Insurance Company	BBB+
607	$490,000	Male	67	97	AXA Equitable Life Insurance Company	A+
608	$220,581	Male	67	25	American General Life Insurance Company	A+
609	$1,000,000	Male	67	109	The Savings Bank Life Insurance Company of Massachusetts	A-
610	$320,000	Male	67	162	Transamerica Life Insurance Company	AA-
611	$250,000	Male	67	163	Pruco Life Insurance Company	AA-
612	$125,000	Male	67	50	Genworth Life and Annuity Insurance Company	BB
613	$250,000	Male	67	199	Zurich Life Insurance Company	AA-
614	$650,000	Male	67	185	Lincoln National Life Insurance Company	AA-
615	$400,000	Male	66	132	Jackson National Life Insurance Company	AA
616	$500,000	Female	66	171	Banner Life Insurance Company	AA-
617	$350,000	Male	66	97	RiverSource Life Insurance Company	A+
618	$200,000	Male	66	163	Prudential Insurance Company of America	AA-
619	$200,000	Male	66	163	Prudential Insurance Company of America	AA-
620	$750,000	Male	66	128	Pacific Life Insurance Company	A+
621	$500,000	Male	66	136	Transamerica Life Insurance Company	AA-
622	$500,000	Female	66	132	AIG Life Insurance Company	A+
623	$265,000	Male	65	159	Protective Life Insurance Company	AA-
624	$10,000,000	Male	65	65	Lincoln National Life Insurance Company	AA-
625	$540,000	Male	65	172	West Coast Life Insurance Company	AA-
	1,272,077,891

(1)	Person’s age on last birthday (ALB)
(2)	The insured’s life expectancy estimate, other than for a small face value insurance contract (i.e., a contract with $1 million in face value benefits or less), is the average of two life expectancy estimates provided by independent third-party medical-actuarial underwriting firms at the time of purchase, actuarially adjusted through the measurement date. Numbers in this column represent months.

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

As of September 30, 2016, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective.

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

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2016 based on criteria for effective control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework in “Internal Control—Integrated Framework.” Based on this assessment, our management concluded that, as of the evaluation date, we maintained effective internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

Other than as noted below, there are no material changes to the risk factors disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015.

Accuracy of the life expectancy estimates and mortality curves we use for small face contracts could have a material and adverse effect on our results of operation and financial condition.

As of September 30, 2016, we owned 306 “small face” life insurance policies (i.e., a contract with $1 million in face value benefits or less) having $164 million in face value of insurance benefits. The underwriting processes and mortality curves we use to evaluate, price and purchase small face contracts may be different from, and, as a result, may not be as reliable as, the processes we use for life insurance contracts with larger face values of benefits. While we obtain life expectancy reports from third-party evaluators based on medical evidence, the processes used to develop these life expectancy reports are less extensive than traditional methods. Although we have professional actuarial guidance in the use and application of mortality curves to price and value small face contracts, the application of these mortality curves may not be as reliable as or more subject to adjustment than the processes we use for larger face value of benefits. As the face value of our small face contracts increases relative to the size of our total portfolio, the accuracy with which we have estimated life expectancies and mortality curves for these contracts will become increasingly material to our business. Any shortcomings in the processes we have used to evaluate, price, purchase and value the small face contracts we own could have a material and adverse effect on our results of operation and financial condition. Any such outcomes would likely have a negative and possibly material effect on the price of our common stock and our ability to satisfy our debts.

We may in the future rely, in part, on new and unproven technology as part of our underwriting processes. If the mortality predictions we obtain through use of this technology proves inaccurate, our results of operation and financial condition could be materially and adversely affected.

We recently exercised our option to license, on an exclusive basis, new technology that we believe may be applied to assist us with the mortality predictions in the course of underwriting and valuing life insurance contracts. This technology, however, has not yet been commercially applied in the manner we envision, and it possible that we will be unable to elicit more accurate mortality predictions through its use. It is also possible that the mortality predictions we obtain through the use of this technology will prove inaccurate, and perhaps materially so. In such a case, our failure to accurately forecast mortalities could have a material and adverse effect on our results of operation and financial condition, which could in turn materially and negatively affect the price of our common stock and our ability to satisfy our debts.

The technology we license may subject us to claims of infringement or invalidity from third parties, and the magnitude of this risk to our business generally rises if and as we become more successful in employing and relying on the technology. Any such claims would be complex and costly, and adverse outcomes could undermine the competitive advantages we seek.

Our reliance on technology will subject us to the risk that other parties may assert, rightly or wrongly, that our intellectual property rights are invalid or violate the rights of those parties, as well as the risk that our intellectual property rights will be infringed upon by third parties. Any outcome that invalidates our intellectual property rights or that otherwise diminishes the competitive advantages obtained, at least in part, through the use of those rights could have a material and adverse effect on our competitive position and our prospects.

ITEM 5. OTHER INFORMATION

Origination, Underwriting and Technology

We focus on purchasing high quality life insurance assets through our origination practices and underwriting procedures. In general, these practices and procedures strive to meet published guidelines for rated securitizations of life insurance portfolios. At the same time, we seek innovative value-added tools, services, and methodologies to improve both the accuracy and efficiency with which we evaluate and acquire life insurance assets.

Since 2013, we have focused on developing our direct origination channels through which we may purchase life insurance policies without the involvement of a life settlement broker, thereby eliminating commission costs and timing delays in the acquisition. We expect to continue allocating considerable resources towards developing our direct origination channels, primarily by outreach and relationship building with financial advisors (who may also sell our investment securities), life insurance agents, and consumers.

Our success in direct origination has presented us with the opportunity to purchase a greater number of “small face” life insurance policies with a face value benefit of $1,000,000 or less. We believe this opportunity is meaningful since the majority of life insurance policies outstanding are small face policies, and policy diversification is critical in obtaining normalized actuarial performance. Historically, however, small face policies have not been available to purchasers of life insurance contracts because the secondary market industry participants have significantly relied on life settlement brokers who are paid a commission determined as a percentage of the face value benefit of the purchased policy, to present purchase opportunities. Not surprisingly, because larger commissions are associated with larger face value life insurance contracts, brokers have focused on larger contracts and the industry has developed origination practices and underwriting procedures to accommodate such practices. As a result, the industry’s traditional approaches to underwriting and purchasing life insurance assets are ill suited for small face policies. For example, procuring complete medical records, two separate life expectancy reports, and engaging in related activities, can be time consuming and expensive, and these same costs cannot be justified when purchasing smaller life insurance assets.

To more fully realize the potential of the direct origination channel we have built, we have developed what we believe to be an efficient, cost-effective, and reliable method of underwriting and purchasing small face policies. In sum, our method is focused on obtaining enough medical information to generate reliable life expectancy estimates, and thereby make informed purchase decisions. We expect to refine this process over time and, to the extent possible, use new technologies to enhance this process and our overall business.

To that end, we have recently announced the execution of our option to exclusively license “DNA Methylation Based Predictor of Mortality” technology from the University of California, Los Angeles (UCLA) and discovered by Dr. Steven Horvath. In 2013, Dr. Horvath reported that human cells have a mechanism that records “biological age” progression, based on DNA methylation that is independent from “chronological age.” In 2016, Dr. Horvath discovered a specific set of DNA methylation-based bio-markers that are highly predictive of all-cause mortality. The discovery was made through a statistical analysis of bio-markers found in DNA samples from over 13,000 individuals whose health was studied for decades. The implications of Dr. Horvath’s discovery are simple and profound: Individual lifespans can now be estimated with significantly greater precision. We intend to implement aspects of this technology in our underwriting protocols and to explore how this technology may have commercial value to the primary life insurance, long-term care, and annuity businesses.

ITEM 6. EXHIBITS

Exhibit
31.1	Section 302 Certification of the Chief Executive Officer (filed herewith).
31.2	Section 302 Certification of the Chief Financial Officer (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.1	Letter from Model Actuarial Pricing Systems, dated October 14, 2016 (filed herewith).
101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GWG HOLDINGS, INC.

Date: November 10, 2016	By:	/s/ Jon R. Sabes
Chief Executive Officer

Date: November 10, 2016	By:	/s/ William B. Acheson
Chief Financial Officer

EXHIBIT INDEX

31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Letter from Model Actuarial Pricing Systems, dated October 14, 2016
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

