Form 10-K
period 2016-12-31
GWG Holdings, Inc.
filed 2017-03-15
CIK 1522690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of March 15, 2017, GWG Holdings, Inc. had 5,779,745 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year ended December 31, 2016, are incorporated by reference into Part III of this Form 10-K.

GWG HOLDINGS, INC.

Index to Form 10-K

for the Fiscal Year Ended December 31, 2016

PART I

ITEM 1. BUSINESS.

Overview

GWG Holdings, Inc. is a financial services company committed to finding new ways of disrupting and transforming the life insurance and related industries through innovative products and services, business processes, financing strategies, and advanced epigenetic technology. Historically, we have focused on creating opportunities for consumers to obtain significantly more value for their life insurance policies as compared to the traditional options offered by the insurance industry. As part of our business, we create opportunities for investors to receive income and capital appreciation from our various activities.

The life insurance industry provides us with the opportunity to earn non-correlated yield by purchasing life insurance policies in the secondary market at a discount to the face value of the policy benefit. We pay the premiums of the policies that we purchase and collect the policy benefits upon maturity. This practice is disruptive to the life insurance industry since insurance carriers rely on consumer lapse and surrender behavior resulting in the forfeiture of policy benefits. As of December 31, 2016, we had purchased approximately $2.3 billion in face value of policy benefits from consumers for over $398 million, as compared to the $29 million in surrender value offered by insurance carriers on those same policies. As such, we provide unique and valuable services that help meet the financial need of life-insurance-owning consumers 65 years or older.

By purchasing life insurance policies at a discount to the face value of the policy benefit, we have the opportunity to generate attractive investment returns from assets not correlated to traditional financial markets. The potential yield generated from a portfolio of life insurance assets equals the difference between the (i) purchase price of the life insurance assets, plus the premiums and financing costs to maintain those assets; and (ii) the face value of the policy benefits received. As of December 31, 2016, our total investment in our portfolio of life insurance assets, including the purchase price, attendant premiums and financing costs was $494.9 million, and the total face value of our life insurance policy benefits was $1.36 billion.

We seek to build a profitable and large portfolio of life insurance assets that is well diversified in terms of insurance companies and insureds. We believe that diversification is a key factor and risk mitigation strategy to provide consistent cash flows and reliable investment returns. Accordingly, we seek to grow our portfolio and achieve diversification through a variety of financings and securities products offered to investors. We have built a robust operational platform to work with financial advisors and insurance professionals to assist consumers and to access the valuable products and services that we offer.

A critical factor for our overall success is our ability to accurately estimate human life expectancy. Our search for increased precision in estimating human life expectancy led us to a mortality predictive technology developed by Dr. Steve Horvath, a Professor of Human Genetics and Biostatistics at the University of California, Los Angeles (UCLA). We recently exercised an exclusive option to license, for use in the life insurance industry, Dr. Horvath’s “DNA Methylation Based Predictor of Mortality” technology or “M-Panel” technology. We believe M-Panel technology could improve our ability to more precisely predict life expectancy and, in turn, generate more reliable investment returns from our portfolio of the life insurance assets. We are currently in the process of negotiating a license agreement and assessing the intellectual property protection we may receive as a result of such a license.

We believe that M-Panel and related epigenetic technology could revolutionize the life insurance industry’s ability to underwrite insurance risk to more accurately predict human life expectancy. The ability to create more precise, non-invasive underwriting methods that can be delivered in a timely, cost-effective basis could be a significant innovation for the life insurance, long-term care, and annuity industries. Accordingly, we intend to pursue additional lines of business in the life insurance industry that commercialize and capitalize on the use of M-Panel technology. We believe this presents us with significant growth opportunities in what is referred to as the “insurtech” marketplace, where new technologies are disrupting and transforming the historical methods and models of the insurance industry.

To grow our portfolio and achieve the diversification we seek, as well as to pursue additional opportunities in the life insurance and related industries through the use of technology, we offer investors the opportunity to potentially receive income and capital appreciation through a variety of financings and securities offerings.

We are dedicated to finding new ways of disrupting and transforming the life insurance industry, both as it relates to our historical secondary life insurance business and now with the application of advanced epigenetic technology. Today, we provide consumers additional value for their life insurance policies by disrupting the status quo of high policy lapse rates and low surrender values that life insurance carriers have enjoyed for years. In the future, we intend to disrupt the industry further by providing consumers with additional innovative products and services that benefit from the use of advanced epigenetic technologies, such as M-Panel technology we are seeking to license. We believe this advanced epigenetic technology will permit us to reimagine the way in which risk is assessed, selected and priced in the life insurance industry, and possibly also the long-term care and annuity industries.

Our business was originally organized in February 2006. We added our current parent holding company, GWG Holdings Inc., in March 2008, and in September 2014 we consummated an initial public offering of our common stock on The NASDAQ Capital Market, where our stock trades under the ticker symbol “GWGH.”

GWG Holdings, Inc. (“GWG Holdings”) conducts its life insurance related business through a wholly owned subsidiary, GWG Life, LLC (“GWG Life”), and GWG Life’s wholly owned subsidiaries, GWG Life Trust, GWG DLP Funding III, LLC, and GWG DLP Funding IV, LLC. All of these entities are legally organized in Delaware, other than GWG Life Trust, which is governed by the laws of the State of Utah. Actüa Life & Annuity Ltd. is a new wholly owned subsidiary of GWG Holdings formed to engage in the various life insurance related businesses and activities. Unless the context otherwise requires or we specifically so indicate, all references in this prospectus to “we,” “us,” “our,” “our Company,” “GWG,” or the “Company” refer to these entities collectively. Our headquarters are based in Minneapolis, Minnesota.

In February 2016, we launched a new operating division in the merchant cash industry through a subsidiary entity, GWG MCA Capital, Inc. (“GWG MCA”). GWG MCA provides secured loans to merchant cash advance funders, and also provides merchant cash advances directly to small businesses across the United States. To begin this operating division, we acquired a $4.3 million portfolio of loans and advances from a subsidiary of Walker Preston Capital. GWG MCA is serviced by Saratov Capital, LLC.

Markets

Consumers Owning Life Insurance and the Life Insurance Secondary Market

The market for life insurance is large. According to the American Council of Life Insurers Fact Book 2016 (ACLI), individual consumers owned over $10.3 trillion in face value of life insurance policy benefits in the United States in 2015. In that same year, the ACLI reports individual consumers purchased an aggregate of $1.6 trillion of new life insurance policy benefits. This figure includes all types of policies, including term insurance and permanent insurance known as whole life and universal life.

The secondary market for life insurance exists as a result of consumer lapse behaviors and inadequate surrender values offered to consumers by the insurance carriers. The ACLI reports that the lapse and surrender rate for individual life insurance policies is 5.4%, amounting to over $638.5 billion in face value of policy benefits lapsed and surrendered in 2015 alone. According to testimony by Gottlieb & Smetters, it is estimated that nearly 88% of all universal life insurance policies sold in the United States do not result in the payment of a benefit claim.

The life insurance secondary market is geared towards consumers, 65 years and older, who own life insurance and are addressing their retirement financial needs. These consumers represent the fastest growing demographic segment in the United States according to the U.S. Census Bureau. And as these consumers age, they and their families will be faced with a variety of financial needs that can benefit from the value-added products and services we offer. Our life insurance secondary market products and services address the convergence of three major trends: under-saving for retirement, longer life expectancies, and high and rising medical expenses. Our approach to the life insurance secondary market allows consumers to more efficiently access an illiquid asset to offset these costs.

Research by Conning Research & Consulting (Conning) reports that the annual net market potential for life insurance policy benefits sold in the secondary market exceeds $141 billion face value of policy benefits in 2016. Of that market potential, Conning estimates that investors purchased approximately $1.7 billion in face value of life insurance benefits in 2015, indicating that the market is dramatically underserved. And with an aging demographic in the United States, Conning expects the net market potential to grow to an annual $170 billion in face value of life insurance benefits by 2025. We share the belief that the life insurance secondary market represents both a dramatically underserved market and a significant long-term growth opportunity. We further believe that GWG is well positioned to address the market need.

Technology and the Life Insurance Industry

The opportunity to apply technology to transform the life insurance industry is significant. According to industry consultants at KPMG, Accenture, and Ernst & Young, there is a major movement afoot to transform the insurance industry through the use and application of advanced technologies. This movement, commonly referred to as “insurtech,” suggests a new era of disruptive entrants into the traditional insurance marketplace that have the potential to upend the insurance industry’s historical approach to assessing and selecting acceptable risks.

We intend to participate in the life insurance industry’s insurtech movement, initially through the advanced epigenetic technology developed by Dr. Steve Horvath. We began working with Dr. Horvath in 2015 after he reported that human cells have an internal “biological age” and “biological clock” at the DNA molecular level that is indicative of the aging process. The study of chemical modifications of methylation levels to the DNA molecule that reveal aging, and upon which the M-Panel technology is based, is part of the epigenetics field. Epigenetics is the study of how the DNA molecule’s instructions are translated into the production of proteins that make us who we are. Dr. Horvath’s epigenetic research has focused on methylation levels on our DNA in order to study the determinants of aging and mortality. For example, epigenetic methylation levels may be indicative of an individual’s exposure to smoking, cancer, cardiovascular, or other diseases.

In 2016, Dr. Horvath reported a discovery upon the completion of a statistical meta-analysis of over 13,000 individual DNA samples that was reported in the September 2016 issue of Aging. His research identified specific sets of DNA methylation-based bio-markers that was predictive of individual risk of all-cause mortality. We believe the implications of this discovery are simple and profound: individual lifespans can now be estimated with significantly greater precision across large groups of people. We are currently working to translate this technology into an actuarial underwriting methodology that we believe could prove revolutionary to traditional underwriting practices of the life insurance industry.

Investors Seeking Yield from Alternative Assets

Since the credit crisis of 2008, the flow of capital to a variety of alternative asset classes has undergone a structural shift. Alternative assets, broadly defined, are any non-traditional asset with potential economic value that would not be found in a standard investment portfolio. An asset is generally considered “alternative” if it has some or all of the following characteristics: a limited investment history, not commonly found in portfolios, an illiquid market, different performance characteristics, and requires specialized skill to originate and service the asset. Definitions of traditional assets today extend well beyond stocks and bonds, and can include a variety of assets which may have been better classified as “alternative” a decade ago, i.e., real estate, commodities or natural resources. Thus, what is an alternative asset today may largely be considered tomorrow’s mainstream investment asset.

Once dominated by banks, alternative asset markets are in many cases no longer viable for banks to finance due to vast new regulation effected since the crisis, regulation that has in effect reshaped the way in which banks participate in many parts of the economy. At the same time, an increasing number of investors are now turning to alternative asset classes as a means to diversify their investment portfolio and manage risk and volatility, and to obtain greater returns in the low interest rate environment that has persisted since 2008. According to research published by Goldman Sachs, retail investors are expected to shift a significant allocation of their investments towards alternative assess from a current average of 4% to the 20% allocation favored by institutional investors over the next five to ten years (see Goldman Sachs, Retail Liquid Alternatives: The Next Frontier (2013)).

The trend of investors seeking access and exposure to alternative investment products is expected to continue as traditional bank sources of capital for these assets continues to retreat and alternative investment product offering innovations occur within the regulated securities markets. Researchers at McKinsey report that U.S. individual investors are expected to be a primary driver of growth in alternative asset investments. McKinsey reports that high net-worth individuals and the mass affluent are increasingly looking to hedge downside risk, protect principal, manage volatility, and generate income– the same reason institutional investors have favored larger allocations to alternative asset investment classes.

Our Business Model

Our business model is to earn a net profit between the yield generated by the assets we own and the costs we incur to originate and finance those assets. We believe that we are uniquely positioned to acquire life insurance assets in the secondary market directly from consumers needing our services, and to finance our portfolio’s growth by providing investors with the opportunity to participate in the yield we generate from those assets. In addition, upon our implementation of M-Panel or other similar technology, we believe that we will be uniquely positioned to create even more opportunities for capital appreciation by obtaining a competitive edge in our current market space, integrating our technologies in other insurance-related industries, and continuing to bring disruptive and innovative products and services to those industries.

To participate and compete in, and expand, our markets, we spend significant resources: (i) recruiting and developing a professional management team; (ii) establishing strategic relationships for delivering the services we provide; (iii) creating opportunities for investors to participate in the yield and capital appreciation generated by the alternative life insurance assets and technology we own; (iv) creating innovative growth opportunities to participate in the life insurance industry through the use of technology; and (v) developing a robust operational platform and systems for originating life insurance policies and other alternative assets.

Originating Life Insurance Assets

We generally purchase life insurance assets in the secondary market directly from policy owners who purchased their life insurance in the primary market. Historically, we have purchased these life insurance policies through a network of specialized brokers who assist consumers and financial professionals in accessing the secondary market. We maintain membership affiliations and representation within key industry groups, such as the Life Insurance Settlement Association. We typically attend and sponsor trade events where we maintain contacts and visibility among professionals who submit life insurance policies for our potential purchase.

A key strategic initiative of ours has been to expand our origination capabilities by marketing our products and services directly to consumers through financial professionals. Most recently, we focused these efforts towards financial professionals, namely financial advisors and life insurance agents, through our “Appointed Agent Program.” Our Appointed Agent Program is designed to empower financial professionals to bring the life insurance secondary market’s value proposition to their respective markets. Our Appointed Agent Program emphasizes education, training, regulatory compliance, and marketing support. We have built an extensive team capable of marketing our products and services directly to life insurance professionals. We expect to continue allocating considerable resources towards the development and support of our direct origination team. We believe these resources will be of particular value as we seek to expand our business into other, more conventional, insurance-related industries.

Underwriting and Purchasing Life Insurance Assets

We focus on investing in high quality life insurance assets through our origination practices and underwriting procedures. These practices and procedures strive to meet guidelines and methodologies published by rating agency A.M. Best. At the same time, we seek innovative value-added tools, services, and methodologies to improve both the accuracy and efficiency with which we acquire life insurance assets.

Our secondary market underwriting procedures consist of a careful review and analysis of available materials and information related to a life insurance policy and the insured. The goal of our underwriting procedures is to make an informed purchasing decision. We typically purchase life insurance policies from insureds who are 65 years or older and whose life expectancies are less than 120 months (ten years). The life expectancies we use are estimates, stated in months, which indicate the 50% probability of an individual’s mortality (meaning actuarial analysis predicts half of the individuals with similar age, sex, and medical conditions will experience mortality before that number of months, and half will experience mortality after that number of months). Life expectancies are based on actuarial tables that predict statistical probability of individual mortality.

We obtain life expectancies from independent third-party medical-actuarial underwriting firms, unless the life insurance policy benefit has a face value of $1,000,000 or less (which we generally refer to as a “small face policy”). When we obtain life expectancies from independent third-party medical-actuarial firms, we receive a medical underwriter’s report summarizing the health of the insured based on a review of the insured’s historical medical records. For all life insurance policies we purchase, other than small face policies, we average two life expectancies from two independent medical-actuarial underwriting firms to form the life expectancy we use to price and value our life insurance assets. In some cases, we may obtain more than two life expectancy estimates. In those cases, we average the two life expectancy estimates that we believe are the most reliable of those we have received, based on our own analyses and conclusions. In this regard, the two life expectancy estimates we ultimately choose to average may not always be the most conservative. For small face policies, we use modified procedures to estimate a life expectancy that may, or may not, use life expectancies from independent third-party medical-actuarial underwriting firms. As a result, our practices and procedures for small face policies may not meet the guidelines and methodologies published by the rating agency A.M. Best. If in the future we believe our business model will benefit from changes in our underwriting process and if such revisions are permitted under our borrowing covenants, we may change our underwriting processes and policies.

Our success with our Appointed Agent Program, and in designing and implementing small face policy underwriting procedures, has presented us with the opportunity to purchase a greater number of small face life insurance policies. We believe this opportunity is meaningful since the majority of life insurance policies outstanding are small face policies, and policy diversification is critical in obtaining normalized actuarial performance. Historically, however, small face policies have not been available to purchasers of life insurance policies because secondary market industry participants have significantly relied on life insurance brokers who are paid a commission determined as a percentage of the face value benefit of the purchased policy, to present purchase opportunities. Not surprisingly, because larger commissions are associated with larger face value life insurance policies, brokers have focused on larger policies and the industry has developed origination practices and underwriting procedures to accommodate such practices. As a result, the industry’s traditional approaches to underwriting and purchasing life insurance assets are ill suited for small face policies. For example, procuring complete medical records, two separate life expectancy reports, and engaging in related activities, can be time consuming and expensive, and these same costs cannot be justified when purchasing smaller life insurance assets. In sum, our method is focused on obtaining enough medical information to generate reliable life expectancy estimates, and thereby make informed purchase decisions. Our streamlined procedures have made it possible to complete a preliminary underwriting in a number of days (as opposed to weeks), and complete the entire purchasing process in a number of weeks (as opposed to months).

We expect to further refine our underwriting processes for large- and small-face policies over time and, to the extent possible, use new technologies to enhance this process and our overall business. In 2015 we began an initiative to re-examine the way in which we approached underwriting. Our initiative included a review of new advanced medical technologies capable of predicting aging and related mortality more accurately than traditional methods. One of these technologies uses new developments in the examination of epigenetic biomarkers, and was pioneered by Dr. Steve Horvath, Professor of Human Genetics and Biostatistics at the University of California, Los Angeles (UCLA). Dr. Horvath is a recognized expert on aging who has focused his research on the root causes of aging encoded in the chemical modifications of the DNA molecule.

Value Proposition – Life Insurance as an Alternative Asset

We realize profits from the life insurance assets we own by earning a spread between the investment cost of our life insurance assets and the face value of the policy benefits we receive. Accordingly, if we purchase life insurance assets in the secondary market, and make all the attendant premium payments to maintain those assets in order to receive the policy benefits, the most significant risk factors (among others that we discuss in the “Risk Factors” section of this report) in the performance of those assets are: (i) the predictability of mortality, or longevity risk; and (ii) the creditworthiness of the issuing life insurance company, or credit risk. We believe the value proposition of our investments in the alternative asset of life insurance is our ability to obtain superior risk-adjusted returns.

Longevity Risk. We believe actuarial mortality is the single largest variable affecting the returns on our investments in life insurance assets and impacting our life insurance portfolio’s performance over time. Accurately predicting an individual’s mortality date is impossible, and the best an actuary can do is provide a set of probabilities of survival over time. Nevertheless, predicting mortality among a group of similarly situated individuals is less difficult—in fact, the larger the group, the more accurate actuarial predictions tend to become. The statistical mathematical concept stating that the results of random events tend to become very predictable as the number of events becomes large is the “Central Limit Theorem” (or more commonly known as the “Law of Large Numbers”). “Mean regression” is another statistical mathematical concept used to describe that, on average, observations (in this case, the actual mortality of insureds) tend to cluster around the mean observation (i.e., our estimate of mortality of insureds as described further under “Value Proposition” below). These statistical mathematical concepts are the basis for many business models, ranging from insurance to the lottery. Insurance carriers, for example, can be very certain of the number of insurance claims they can expect when they have spread their risk over a large book of diversified policies. In this way, insurance carriers can price a large number of insurance policies of any type to collect premiums slightly above the level of expected claims, and thereby expect to earn a surplus or profit. Similarly, a lottery can depend on an expected amount of earnings equal to the small advantage built into the odds of the games.

The implications for our business model are two-fold: first, as we accumulate larger numbers of life insurance policies, we should expect our results to increasingly correlate with our expectations; second, over the long run, we should expect that the actual cash flows will converge with the forecasted cash flows from our portfolio of life insurance assets, and the actual return on our portfolio of life insurance assets will converge with our expected return. Although medical advances and life expectancy changes may significantly impact the longevity risk we face and our understanding of that risk, these concepts nevertheless serve as guiding principles as we seek to build, manage, and forecast the performance of our portfolio of life insurance assets.

These expectations are affirmed in research published by A.M. Best and others, illustrating that as the number of insured lives increase within a portfolio of life insurance policies, there is a corresponding decrease in the standard deviation of the mortality events within the portfolio—i.e., longevity risk decreases as the number of insureds increases. Standard & Poor’s indicates that 1,000 insured lives are required to reach statistical “significance” (where the relationship, in this context, between mortality projections and actual mortality events is not random). A.M. Best concludes that a portfolio of at least 300 insured lives is statistically significant. Our current portfolio covers 622 insured lives and we believe that both the predictability and actual performance will continue to improve with additional size and diversification. Accordingly, we continue to seek to grow the size and diversification of the portfolio in order to mitigate risk and improve our profitability.

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

Approximately 96.3% of life insurance assets in our portfolio were issued by insurance companies with investment-grade credit ratings from Standard & Poor’s, as of December 31, 2016. Our largest life insurance company credit exposures and the Standard & Poor’s credit rating of their respective financial strength and claims-paying ability is set forth below:

Rank	Policy Benefits	Percentage of Policy Benefit Amount	Insurance Company	Ins. Co. S&P Rating
1	$195,555,000	14.4%	John Hancock Life Insurance Company (U.S.A.)	AA-
2	$182,744,000	13.4%	AXA Equitable Life Insurance Company	A+
3	$152,755,000	11.2%	Lincoln National Life Insurance Company	AA-
4	$130,965,000	9.6%	Transamerica Life Insurance Company	AA-
5	$89,941,000	6.6%	Metropolitan Life Insurance Company	AA-
6	$58,250,000	4.3%	Massachusetts Mutual Life Insurance Company	AA+
7	$51,425,000	3.8%	American General Life Insurance Company	A+
8	$48,670,000	3.6%	Reliastar Life Insurance Company	A
9	$44,250,000	3.2%	Pacific Life Insurance Company	AA-
10	$41,790,000	3.1%	West Coast Life Insurance Company	AA-
	$996,347,000	73.2%

The yield to maturity on bonds issued by life insurance carriers reflects, among other things, the credit risk (risk of default) of such insurance carrier. We follow the yields on certain publicly traded life insurance company bonds since this information is part of the data we consider when valuing our portfolio of life insurance policies for our financial statements.

Name of Bond	Maturity	YTM	Duration (Years)	Bond S&P Rating
AXA 7.125%	12/15/2020	1.69%	4.0	BBB
Manulife Finl 4.15%	3/4/2026	3.67%	9.2	A
Lincoln National Corp Ind 3.35%	3/9/2025	3.59%	8.7	A-
Amer Intl Grp 4.875%	6/1/2022	3.12%	5.4	A-
Protective Life 7.375%	10/15/2019	2.62%	2.8	A-
Metlife 3.048%	12/15/2022	2.93%	6.0	AA-
Prudential Finl Inc Mtns Book 3.5%	5/15/2024	3.52%	7.9	A
Average yield on insurance bonds		2.58%	6.3

The table above indicates the current yields to maturity (YTM) for the senior bonds of selected life insurance carriers with durations, on average, that are similar to our life insurance portfolio. The average yield to maturity of these bonds was 2.58%, which we believe reflects, in part, the financial market’s judgment that credit risk is low with regard to these carriers’ financial obligations. It should be noted that the obligations of life insurance carriers to pay life insurance policy benefits ranks senior to all of their other financial obligations, such as the bonds they issue. This “super senior” priority is not reflected in the yield to maturity in the table and, if considered, would result in a lower yield to maturity all else being equal. As such, as long as the respective premium payments have been made, it is highly likely that the owner of the insurance policy will collect the insurance policy benefit upon the mortality of the insured.

Value Proposition. We define the value proposition presented by our portfolio of life insurance assets as our ability to earn superior risk-adjusted returns. At any time, we calculate our returns from our life insurance assets based upon (i) our historical results; and (ii) the future cash flows we expect to realize from our statistical forecasts. To forecast our expected future cash flows, we use the probabilistic method of analysis. The actuarial software we use to produce our expected future cash flows and conduct our probabilistic analysis was developed by the actuarial firm Milliman and is now owned by Modeling Actuarial Pricing Systems, Inc. (“MAPS”). The expected internal rate of return of our portfolio is based upon future cash flow forecasts derived from a probabilistic analysis of our policy benefits received in relation to our investment cost basis. As of December 31, 2016, the expected internal rate of return on our portfolio of life insurance assets was 11.34% based on our portfolio benefits of $1.362 billion and our investment cost basis of $494.9 million (including purchase price, premiums paid, and financing costs incurred to date).

We seek to further enhance our understanding of our expected future cash flow forecast by applying a stochastic analysis, sometimes referred to as a “Monte Carlo simulation,” to provide us with a greater understanding of the variability of our future cash flow projections. The stochastic analysis we perform is built within the MAPS actuarial software and provides internal rate of return calculations for different statistical confidence intervals. The results of our stochastic analysis, in which we run 10,000 random mortality scenarios, demonstrates that the scenario ranking at the 50th percentile of all 10,000 results generates an internal rate of return of 11.29%, which is near to our expected internal rate of return of 11.34%. The stochastic analysis results also reveal that our portfolio is expected to generate an internal rate of return of 10.75% or better in 75% of all generated scenarios; and an internal rate of return of 10.30% or better in 90% of all generated scenarios. As the portfolio continues to grow, all else equal, the percentage of observations that result in an internal rate of return at or very near 11.29% (currently our median, or 50th percentile, internal rate of return expectation) is expected to increase, thereby lowering future cash flow volatility and potentially justifying our use of lower discount rates to value our portfolio.

In sum, we believe our statistical analyses show that, if we can continue to grow and maintain our investments in life insurance assets, then, in the absence of significant negative events affecting our most significant risks, including but not limited to longevity and credit risk, and interest rate and financing risk, those investments will provide superior risk-adjusted returns for our company and provide us with the means to generate attractive returns for our investors.

Portfolio Information

Our portfolio of life insurance policies, owned by our subsidiaries as of December 31, 2016, is summarized below:

Total portfolio face value of policy benefits	$1,361,675,000
Average face value per policy	$1,973,000
Average face value per insured life	$2,189,000
Average age of insured (yrs.)	81.6
Average life expectancy estimate (yrs.)	6.9
Total number of policies	690
Number of unique lives	622
Demographics	73% Males; 27% Females
Number of smokers	29
Largest policy as % of total portfolio	0.97%
Average policy as % of total portfolio	0.14%
Average annual premium as % of face value	3.29%

Our portfolio of life insurance policies, owned by our subsidiaries as of December 31, 2016, organized by the insured’s current age and the associated policy benefits, is summarized below:

Distribution of Policy Benefits by Current Age of Insured

Min Age	Max Age	Policy Benefits	Weighted Average Life Expectancy (yrs.)	Percentage of Total Policy Benefits
90	96	$123,491,000	2.6	9.1%
85	89	$355,249,000	4.8	26.1%
80	84	$381,592,000	6.5	28.0%
75	79	$253,761,000	9.2	18.6%
70	74	$150,403,000	10.1	11.1%
65	69	$97,179,000	11.2	7.1%
Total		$1,361,675,000	6.9	100.0%

Our portfolio of life insurance policies, owned by our subsidiaries as of December 31, 2016, organized by the insured’s current age and number of policies owned, is summarized below:

Distribution of Policies by Current Age of Insured

Min Age	Max Age	Policies	Weighted Average Life Expectancy (yrs.)	Percentage of Total Policies
90	95	67	2.6	9.7%
85	89	171	4.8	24.8%
80	84	152	6.5	22.0%
75	79	130	9.2	18.8%
70	74	102	10.1	14.8%
65	69	68	11.2	9.9%
Total		690	6.9	100.0%

Our portfolio of life insurance policies, owned by our subsidiaries as of December 31, 2016, organized by the insured’s estimated life expectancy estimates and associated policy benefits, is summarized below:

Distribution of Policies by Current Life Expectancies of Insured

Min LE (Months)	Max LE (Months)	Policies	Policy Benefits	Percentage of Total Policy Benefits
3	47	177	$303,598,000	22.3%
48	71	156	308,318,000	22.6%
72	95	133	269,022,000	19.8%
96	119	103	224,796,000	16.5%
120	143	66	141,918,000	10.4%
144	205	55	114,023,000	8.4%
Total		690	$1,361,675,000	100.0%

We track concentrations of pre-existing medical conditions among insured individuals within our portfolio based on information contained in life expectancy reports. We track these medical conditions within the following ten primary disease categories: (1) cancer, (2) cardiovascular, (3) cerebrovascular, (4) dementia, (5) diabetes, (6) multiple, (7) neurological disorders, (8) no disease, (9) other, and (10) respiratory diseases. Our primary disease categories are summary generalizations based on the ICD-9 codes we track on each insured individuals within our portfolio. ICD-9 codes, published by the World Health Organization, are used worldwide for medical diagnoses and treatment systems, as well as morbidity and mortality statistics. Currently, the only primary disease category within our portfolio that represents a concentration of over 10% is cardiovascular, which constitutes 20.3% of the face amount of insured benefits of our portfolio as at December 31, 2016.

The complete detail of our portfolio of life insurance policies, owned by our subsidiaries as of December 31, 2016, organized by the current age of the insured and the associated policy benefits, sex, estimated life expectancy, issuing insurance carrier, and the credit rating of the issuing insurance carrier, is set forth below.

Life Insurance Portfolio Detail

(as of December 31, 2016)

	Face Amount	Gender	Age (ALB) (1)	LE (mo.) (2)	Insurance Company	S&P Rating
1	$4,000,000	Male	96	24	Metropolitan Life Insurance Company	AA-
2	$1,100,000	Male	96	16	Reliastar Life Insurance Company	A
3	$184,000	Male	95	36	Reliastar Life Insurance Company	A
4	$219,000	Male	95	36	Reliastar Life Insurance Company	A
5	$1,500,000	Female	95	22	Accordia Life and Annuity Company	A-
6	$125,000	Female	95	4	Lincoln National Life Insurance Company	AA-
7	$1,000,000	Female	94	21	Transamerica Life Insurance Company	AA-
8	$250,000	Male	94	21	North American Company for Life and Health Insurance	A+
9	$8,000,000	Female	94	13	Massachusetts Mutual Life Insurance Company	AA+
10	$264,000	Female	94	11	Lincoln Benefit Life Company	BBB+
11	$572,429	Female	93	24	Reliastar Life Insurance Company	A
12	$3,500,000	Male	93	27	Reliastar Life Insurance Company	A
13	$3,000,000	Male	93	28	West Coast Life Insurance Company	AA-
14	$500,000	Male	93	5	John Hancock Life Insurance Company (U.S.A.)	AA-
15	$2,000,000	Female	93	5	Pruco Life Insurance Company	AA-
16	$500,000	Female	93	39	Sun Life Assurance Company of Canada (U.S.)	AA-
17	$250,000	Male	93	6	Transamerica Life Insurance Company	AA-
18	$1,682,773	Female	92	39	Hartford Life and Annuity Insurance Company	BBB+
19	$500,000	Female	92	53	John Hancock Life Insurance Company (U.S.A.)	AA-
20	$5,000,000	Female	92	44	American General Life Insurance Company	A+
21	$400,000	Female	92	57	Principal Life Insurance Company	A+
22	$5,000,000	Female	92	22	John Hancock Life Insurance Company (U.S.A.)	AA-
23	$1,000,000	Female	92	24	Lincoln National Life Insurance Company	AA-
24	$500,000	Male	92	38	Reliastar Life Insurance Company	A

	Face Amount	Gender	Age (ALB) (1)	LE (mo.) (2)	Insurance Company	S&P Rating
25	$300,000	Female	92	15	West Coast Life Insurance Company	AA-
26	$500,000	Male	91	38	Massachusetts Mutual Life Insurance Company	AA+
27	$5,000,000	Male	91	21	John Hancock Life Insurance Company (U.S.A.)	AA-
28	$3,500,000	Female	91	59	John Hancock Life Insurance Company (U.S.A.)	AA-
29	$3,100,000	Female	91	24	Lincoln Benefit Life Company	BBB+
30	$1,500,000	Female	91	53	Lincoln National Life Insurance Company	AA-
31	$2,500,000	Female	91	3	AXA Equitable Life Insurance Company	A+
32	$2,500,000	Female	91	3	AXA Equitable Life Insurance Company	A+
33	$3,000,000	Female	91	23	Lincoln National Life Insurance Company	AA-
34	$5,000,000	Female	91	29	Reliastar Life Insurance Company	A
35	$144,000	Male	91	48	Lincoln National Life Insurance Company	AA-
36	$5,000,000	Female	91	11	Lincoln National Life Insurance Company	AA-
37	$1,000,000	Female	91	61	Lincoln National Life Insurance Company	AA-
38	$1,000,000	Male	91	9	Voya Retirement Insurance and Annuity Company	A
39	$1,203,520	Male	91	32	Columbus Life Insurance Company	AA
40	$1,350,000	Female	91	25	Lincoln National Life Insurance Company	AA-
41	$600,000	Female	91	13	Columbus Life Insurance Company	AA
42	$1,000,000	Female	91	37	Pan-American Assurance Company	N/A
43	$5,000,000	Female	90	36	Massachusetts Mutual Life Insurance Company	AA+
44	$2,500,000	Female	90	36	American General Life Insurance Company	A+
45	$2,500,000	Male	90	43	Pacific Life Insurance Company	AA-
46	$1,000,000	Female	90	39	United of Omaha Life Insurance Company	AA-
47	$5,000,000	Male	90	40	AXA Equitable Life Insurance Company	A+
48	$1,200,000	Male	90	39	Massachusetts Mutual Life Insurance Company	AA+
49	$1,200,000	Male	90	39	Massachusetts Mutual Life Insurance Company	AA+
50	$375,000	Male	90	30	Lincoln National Life Insurance Company	AA-
51	$1,103,922	Female	90	49	Sun Life Assurance Company of Canada (U.S.)	AA-
52	$1,000,000	Female	90	52	Transamerica Life Insurance Company	AA-
53	$250,000	Female	90	52	Transamerica Life Insurance Company	AA-
54	$500,000	Female	90	32	Transamerica Life Insurance Company	AA-
55	$5,000,000	Male	90	41	AIG Life Insurance Company	A+
56	$500,000	Male	90	50	Lincoln National Life Insurance Company	AA-
57	$800,000	Male	90	51	Lincoln National Life Insurance Company	AA-
58	$400,000	Male	90	35	Lincoln National Life Insurance Company	AA-
59	$977,000	Male	90	33	New York Life Insurance Company	AA+
60	$2,000,000	Male	90	30	John Hancock Life Insurance Company (U.S.A.)	AA-
61	$500,000	Female	90	24	Nationwide Life and Annuity Insurance Company	A+
62	$715,000	Female	90	43	Lincoln National Life Insurance Company	AA-
63	$2,225,000	Female	90	72	Transamerica Life Insurance Company	AA-
64	$3,000,000	Female	90	68	Massachusetts Mutual Life Insurance Company	AA+
65	$1,500,000	Male	90	34	Union Central Life Insurance Company	N/A
66	$3,500,000	Female	90	30	Lincoln National Life Insurance Company	AA-
67	$1,500,000	Male	90	90	Transamerica Life Insurance Company	AA-
68	$1,000,000	Female	89	42	Metropolitan Life Insurance Company	AA-
69	$248,859	Female	89	23	Lincoln National Life Insurance Company	AA-
70	$500,000	Female	89	55	Sun Life Assurance Company of Canada (U.S.)	AA-
71	$3,000,000	Male	89	34	Transamerica Life Insurance Company	AA-
72	$250,000	Male	89	58	Metropolitan Life Insurance Company	AA-

	Face Amount	Gender	Age (ALB) (1)	LE (mo.) (2)	Insurance Company	S&P Rating
73	$4,000,000	Female	89	59	Transamerica Life Insurance Company	AA-
74	$2,000,000	Female	89	38	Beneficial Life Insurance Company	N/A
75	$250,000	Female	89	38	John Hancock Life Insurance Company (U.S.A.)	AA-
76	$1,050,000	Male	89	32	John Hancock Life Insurance Company (U.S.A.)	AA-
77	$3,000,000	Male	89	82	Transamerica Life Insurance Company	AA-
78	$1,000,000	Male	89	42	AXA Equitable Life Insurance Company	A+
79	$1,250,000	Male	89	25	Columbus Life Insurance Company	AA
80	$300,000	Male	89	25	Columbus Life Insurance Company	AA
81	$4,785,380	Female	89	30	John Hancock Life Insurance Company (U.S.A.)	AA-
82	$2,500,000	Male	89	44	Transamerica Life Insurance Company	AA-
83	$1,000,000	Female	89	39	West Coast Life Insurance Company	AA-
84	$2,000,000	Female	89	39	West Coast Life Insurance Company	AA-
85	$1,803,455	Female	89	59	Metropolitan Life Insurance Company	AA-
86	$1,529,270	Female	89	59	Metropolitan Life Insurance Company	AA-
87	$5,000,000	Male	89	39	John Hancock Life Insurance Company (U.S.A.)	AA-
88	$800,000	Male	89	42	National Western Life Insurance Company	A
89	$500,000	Female	89	38	Transamerica Life Insurance Company	AA-
90	$400,000	Female	89	38	Lincoln Benefit Life Company	BBB+
91	$200,000	Male	89	38	Lincoln Benefit Life Company	BBB+
92	$4,445,467	Male	89	45	Penn Mutual Life Insurance Company	A+
93	$7,500,000	Male	89	37	Lincoln National Life Insurance Company	AA-
94	$3,600,000	Female	89	55	AXA Equitable Life Insurance Company	A+
95	$300,000	Male	89	37	John Hancock Life Insurance Company (U.S.A.)	AA-
96	$3,000,000	Male	89	31	Lincoln National Life Insurance Company	AA-
97	$2,000,000	Male	89	34	John Hancock Life Insurance Company (U.S.A.)	AA-
98	$100,000	Female	89	44	American General Life Insurance Company	A+
99	$100,000	Female	89	44	American General Life Insurance Company	A+
100	$2,000,000	Female	89	62	U.S. Financial Life Insurance Company	N/A
101	$396,791	Male	89	24	Lincoln National Life Insurance Company	AA-
102	$1,000,000	Male	88	38	John Hancock Life Insurance Company (U.S.A.)	AA-
103	$2,000,000	Male	88	38	John Hancock Life Insurance Company (U.S.A.)	AA-
104	$5,000,000	Male	88	38	Lincoln National Life Insurance Company	AA-
105	$5,000,000	Female	88	26	Transamerica Life Insurance Company	AA-
106	$1,200,000	Male	88	60	Transamerica Life Insurance Company	AA-
107	$6,000,000	Female	88	45	Sun Life Assurance Company of Canada (U.S.)	AA-
108	$250,000	Male	88	37	Wilton Reassurance Life Insurance Company	N/A
109	$1,000,000	Female	88	74	Security Life of Denver Insurance Company	A
110	$330,000	Male	88	57	AXA Equitable Life Insurance Company	A+
111	$175,000	Male	88	57	Metropolitan Life Insurance Company	AA-
112	$335,000	Male	88	57	Metropolitan Life Insurance Company	AA-
113	$3,000,000	Male	88	63	AXA Equitable Life Insurance Company	A+
114	$1,000,000	Female	88	18	State Farm Life Insurance Company	AA
115	$1,000,000	Female	88	28	New York Life Insurance Company	AA+
116	$209,176	Male	88	79	Lincoln National Life Insurance Company	AA-
117	$10,000,000	Female	88	59	West Coast Life Insurance Company	AA-
118	$8,500,000	Male	88	66	Massachusetts Mutual Life Insurance Company	AA+
119	$500,000	Male	88	67	Metropolitan Life Insurance Company	AA-
120	$347,211	Male	88	28	Pruco Life Insurance Company	AA-

	Face Amount	Gender	Age (ALB) (1)	LE (mo.) (2)	Insurance Company	S&P Rating
121	$500,000	Female	88	43	Beneficial Life Insurance Company	N/A
122	$1,269,017	Male	88	23	Hartford Life and Annuity Insurance Company	BBB+
123	$1,000,000	Male	88	32	Security Life of Denver Insurance Company	A
124	$5,000,000	Male	88	66	Lincoln National Life Insurance Company	AA-
125	$120,500	Male	88	27	New England Life Insurance Company	A+
126	$4,513,823	Female	88	17	Accordia Life and Annuity Company	A-
127	$2,000,000	Male	88	75	Security Life of Denver Insurance Company	A
128	$2,000,000	Male	88	75	Security Life of Denver Insurance Company	A
129	$2,000,000	Male	88	75	Security Life of Denver Insurance Company	A
130	$309,000	Male	88	25	Transamerica Life Insurance Company	AA-
131	$1,500,000	Male	88	46	AXA Equitable Life Insurance Company	A+
132	$1,365,000	Female	87	80	Transamerica Life Insurance Company	AA-
133	$200,000	Female	87	72	Lincoln National Life Insurance Company	AA-
134	$1,000,000	Male	87	35	Sun Life Assurance Company of Canada (U.S.)	AA-
135	$1,000,000	Male	87	28	Massachusetts Mutual Life Insurance Company	AA+
136	$1,000,000	Female	87	60	AXA Equitable Life Insurance Company	A+
137	$2,000,000	Male	87	82	Transamerica Life Insurance Company	AA-
138	$1,000,000	Male	87	27	John Hancock Life Insurance Company (U.S.A.)	AA-
139	$1,000,000	Male	87	42	AXA Equitable Life Insurance Company	A+
140	$2,328,547	Male	87	32	Metropolitan Life Insurance Company	AA-
141	$2,000,000	Male	87	32	Metropolitan Life Insurance Company	AA-
142	$1,000,000	Male	87	22	Transamerica Life Insurance Company	AA-
143	$750,000	Female	87	68	Lincoln National Life Insurance Company	AA-
144	$1,500,000	Female	87	68	Lincoln National Life Insurance Company	AA-
145	$400,000	Female	87	68	Lincoln National Life Insurance Company	AA-
146	$1,250,000	Female	87	68	Lincoln National Life Insurance Company	AA-
147	$2,000,000	Male	87	48	Lincoln National Life Insurance Company	AA-
148	$3,000,000	Female	87	51	Transamerica Life Insurance Company	AA-
149	$5,000,000	Male	87	58	Security Life of Denver Insurance Company	A
150	$1,800,000	Male	87	40	John Hancock Life Insurance Company (U.S.A.)	AA-
151	$284,924	Male	87	48	Transamerica Life Insurance Company	AA-
152	$2,000,000	Male	87	49	AXA Equitable Life Insurance Company	A+
153	$1,750,000	Male	87	49	AXA Equitable Life Insurance Company	A+
154	$4,000,000	Male	87	38	Metropolitan Life Insurance Company	AA-
155	$2,000,000	Male	87	24	Transamerica Life Insurance Company	AA-
156	$1,425,000	Male	87	60	John Hancock Life Insurance Company (U.S.A.)	AA-
157	$800,000	Male	87	38	Metropolitan Life Insurance Company	AA-
158	$1,000,000	Female	86	69	John Hancock Life Insurance Company (U.S.A.)	AA-
159	$1,500,000	Male	86	24	Transamerica Life Insurance Company	AA-
160	$1,500,000	Female	86	114	Lincoln Benefit Life Company	BBB+
161	$1,000,000	Female	86	32	Metropolitan Life Insurance Company	AA-
162	$3,750,000	Male	86	61	AXA Equitable Life Insurance Company	A+
163	$2,000,000	Male	86	41	Metropolitan Life Insurance Company	AA-
164	$3,000,000	Male	86	41	Metropolitan Life Insurance Company	AA-
165	$4,000,000	Male	86	24	John Hancock Life Insurance Company (U.S.A.)	AA-
166	$1,000,000	Male	86	63	John Hancock Life Insurance Company (U.S.A.)	AA-
167	$2,000,000	Female	86	71	AXA Equitable Life Insurance Company	A+
168	$2,000,000	Female	86	84	Lincoln Benefit Life Company	BBB+

	Face Amount	Gender	Age (ALB) (1)	LE (mo.) (2)	Insurance Company	S&P Rating
169	$1,000,000	Male	86	41	Security Life of Denver Insurance Company	A
170	$5,000,000	Female	86	46	Security Life of Denver Insurance Company	A
171	$3,000,000	Female	86	69	Sun Life Assurance Company of Canada (U.S.)	AA-
172	$2,400,000	Male	86	25	Genworth Life Insurance Company	BB
173	$3,000,000	Male	86	77	Transamerica Life Insurance Company	AA-
174	$125,000	Male	86	51	Jackson National Life Insurance Company	AA
175	$1,500,000	Male	86	64	AXA Equitable Life Insurance Company	A+
176	$5,000,000	Male	86	73	Security Life of Denver Insurance Company	A
177	$1,500,000	Male	86	36	Reliastar Life Insurance Company	A
178	$1,500,000	Male	86	36	Reliastar Life Insurance Company	A
179	$1,000,000	Male	86	52	Lincoln National Life Insurance Company	AA-
180	$450,000	Male	86	52	American General Life Insurance Company	A+
181	$2,500,000	Female	86	63	American General Life Insurance Company	A+
182	$500,000	Male	86	30	Genworth Life Insurance Company	BB
183	$1,980,000	Male	86	38	New York Life Insurance Company	AA+
184	$1,000,000	Male	86	34	John Hancock Life Insurance Company (U.S.A.)	AA-
185	$500,000	Male	86	37	New England Life Insurance Company	A+
186	$4,000,000	Female	86	39	Reliastar Life Insurance Company	A
187	$5,000,000	Female	86	78	American General Life Insurance Company	A+
188	$1,703,959	Male	86	57	Lincoln National Life Insurance Company	AA-
189	$1,000,000	Male	86	44	Hartford Life and Annuity Insurance Company	BBB+
190	$2,000,000	Female	86	74	John Hancock Life Insurance Company (U.S.A.)	AA-
191	$500,000	Female	86	23	Transamerica Life Insurance Company	AA-
192	$3,500,000	Female	86	92	Lincoln Benefit Life Company	BBB+
193	$5,000,000	Female	85	86	AXA Equitable Life Insurance Company	A+
194	$6,000,000	Female	85	95	American General Life Insurance Company	A+
195	$1,433,572	Male	85	41	Security Mutual Life Insurance Company of NY	N/A
196	$10,000,000	Male	85	113	Pacific Life Insurance Company	AA-
197	$1,000,000	Male	85	49	Texas Life Insurance Company	N/A
198	$500,000	Male	85	90	Metropolitan Life Insurance Company	AA-
199	$2,000,000	Male	85	51	National Life Insurance Company	A
200	$2,147,816	Female	85	104	John Hancock Life Insurance Company (U.S.A.)	AA-
201	$4,200,000	Female	85	103	Transamerica Life Insurance Company	AA-
202	$850,000	Male	85	46	American General Life Insurance Company	A+
203	$750,000	Male	85	72	West Coast Life Insurance Company	AA-
204	$5,000,000	Male	85	44	AXA Equitable Life Insurance Company	A+
205	$2,000,000	Female	85	59	New York Life Insurance Company	AA+
206	$5,000,000	Male	85	60	Lincoln National Life Insurance Company	AA-
207	$1,500,000	Male	85	66	Lincoln National Life Insurance Company	AA-
208	$250,000	Male	85	39	Ohio State Insurance Company	N/A
209	$3,500,000	Female	85	74	AXA Equitable Life Insurance Company	A+
210	$1,000,000	Female	85	87	West Coast Life Insurance Company	AA-
211	$8,500,000	Male	85	90	John Hancock Life Insurance Company (U.S.A.)	AA-
212	$600,000	Male	85	86	AXA Equitable Life Insurance Company	A+
213	$3,000,000	Female	85	54	Metropolitan Life Insurance Company	AA-
214	$7,600,000	Female	85	83	Transamerica Life Insurance Company	AA-
215	$250,000	Male	85	16	Midland National Life Insurance Company	A+
216	$250,000	Male	85	39	Transamerica Life Insurance Company	AA-

	Face Amount	Gender	Age (ALB) (1)	LE (mo.) (2)	Insurance Company	S&P Rating
217	$2,275,000	Male	85	78	Reliastar Life Insurance Company	A
218	$2,500,000	Male	85	46	AXA Equitable Life Insurance Company	A+
219	$3,000,000	Male	85	46	Lincoln National Life Insurance Company	AA-
220	$300,000	Female	85	92	AXA Equitable Life Insurance Company	A+
221	$500,000	Female	85	92	AXA Equitable Life Insurance Company	A+
222	$340,000	Female	85	72	Jackson National Life Insurance Company	AA
223	$2,000,000	Male	85	71	Pacific Life Insurance Company	AA-
224	$7,600,000	Male	85	86	Transamerica Life Insurance Company	AA-
225	$3,000,000	Female	85	34	AXA Equitable Life Insurance Company	A+
226	$250,000	Male	85	65	Voya Retirement Insurance and Annuity Company	A
227	$1,800,000	Female	85	47	Lincoln National Life Insurance Company	AA-
228	$3,000,000	Male	85	47	Metropolitan Life Insurance Company	AA-
229	$1,275,000	Male	85	42	General American Life Insurance Company	AA-
230	$500,000	Male	85	10	Great Southern Life Insurance Company	N/A
231	$2,247,450	Female	85	47	Transamerica Life Insurance Company	AA-
232	$500,000	Female	85	83	Metropolitan Life Insurance Company	AA-
233	$400,000	Male	85	37	Transamerica Life Insurance Company	AA-
234	$1,000,000	Male	85	78	Lincoln National Life Insurance Company	AA-
235	$1,000,000	Male	85	48	Metropolitan Life Insurance Company	AA-
236	$300,000	Male	85	48	New England Life Insurance Company	A+
237	$3,500,000	Male	85	51	Pacific Life Insurance Company	AA-
238	$2,500,000	Male	85	51	AXA Equitable Life Insurance Company	A+
239	$80,000	Female	84	45	Protective Life Insurance Company	AA-
240	$1,000,000	Male	84	56	Lincoln National Life Insurance Company	AA-
241	$3,000,000	Male	84	29	U.S. Financial Life Insurance Company	N/A
242	$325,000	Male	84	51	Genworth Life and Annuity Insurance Company	BB
243	$175,000	Male	84	51	Genworth Life and Annuity Insurance Company	BB
244	$600,000	Male	84	59	Massachusetts Mutual Life Insurance Company	AA+
245	$5,000,000	Male	84	95	American General Life Insurance Company	A+
246	$1,900,000	Male	84	52	American National Insurance Company	A
247	$500,000	Male	84	34	New York Life Insurance Company	AA+
248	$500,000	Male	84	34	New York Life Insurance Company	AA+
249	$385,000	Male	84	59	Metropolitan Life Insurance Company	AA-
250	$500,000	Male	84	59	Metropolitan Life Insurance Company	AA-
251	$75,000	Male	84	37	Fidelity and Guaranty Insurance Company	BBB-
252	$10,000,000	Male	84	60	Lincoln National Life Insurance Company	AA-
253	$1,000,000	Female	84	64	American General Life Insurance Company	A+
254	$5,000,000	Female	84	63	Sun Life Assurance Company of Canada (U.S.)	AA-
255	$750,000	Male	84	64	John Hancock Life Insurance Company (U.S.A.)	AA-
256	$4,500,000	Male	84	59	AXA Equitable Life Insurance Company	A+
257	$1,995,000	Female	84	67	Transamerica Life Insurance Company	AA-
258	$4,000,000	Male	84	44	Lincoln National Life Insurance Company	AA-
259	$10,000,000	Male	84	69	AXA Equitable Life Insurance Company	A+
260	$1,000,000	Male	84	56	Hartford Life and Annuity Insurance Company	BBB+
261	$1,000,000	Male	84	56	Jackson National Life Insurance Company	AA
262	$2,300,000	Male	84	12	American General Life Insurance Company	A+
263	$3,500,000	Male	84	58	AXA Equitable Life Insurance Company	A+
264	$6,217,200	Female	84	91	Phoenix Life Insurance Company	BB-

	Face Amount	Gender	Age (ALB) (1)	LE (mo.) (2)	Insurance Company	S&P Rating
265	$2,500,000	Female	84	60	Reliastar Life Insurance Company	A
266	$5,000,000	Female	84	46	Massachusetts Mutual Life Insurance Company	AA+
267	$5,000,000	Male	84	66	Transamerica Life Insurance Company	AA-
268	$2,000,000	Female	84	83	Lincoln National Life Insurance Company	AA-
269	$500,000	Female	84	90	AXA Equitable Life Insurance Company	A+
270	$1,000,000	Male	84	39	American General Life Insurance Company	A+
271	$750,000	Male	84	75	AXA Equitable Life Insurance Company	A+
272	$350,000	Male	84	25	Jackson National Life Insurance Company	AA
273	$5,000,000	Male	84	69	Lincoln National Life Insurance Company	AA-
274	$3,000,000	Male	83	54	Protective Life Insurance Company	AA-
275	$1,500,000	Male	83	54	American General Life Insurance Company	A+
276	$2,000,000	Female	83	91	Transamerica Life Insurance Company	AA-
277	$5,000,000	Female	83	65	Security Mutual Life Insurance Company of NY	N/A
278	$550,000	Male	83	103	Genworth Life Insurance Company	BB
279	$500,000	Male	83	52	West Coast Life Insurance Company	AA-
280	$1,500,000	Male	83	59	Pacific Life Insurance Company	AA-
281	$1,000,000	Female	83	78	Lincoln National Life Insurance Company	AA-
282	$2,000,000	Male	83	72	New York Life Insurance Company	AA+
283	$250,000	Male	83	129	Reliastar Life Insurance Company	A
284	$1,000,000	Male	83	140	Reliastar Life Insurance Company	A
285	$1,500,000	Male	83	57	Lincoln Benefit Life Company	BBB+
286	$2,000,000	Female	83	74	Lincoln National Life Insurance Company	AA-
287	$10,000,000	Male	83	66	New York Life Insurance Company	AA+
288	$417,300	Male	83	88	Jackson National Life Insurance Company	AA
289	$5,000,000	Male	83	60	AXA Equitable Life Insurance Company	A+
290	$300,000	Female	83	62	Hartford Life and Annuity Insurance Company	BBB+
291	$10,000,000	Male	83	100	John Hancock Life Insurance Company (U.S.A.)	AA-
292	$2,000,000	Male	83	57	Ohio National Life Assurance Corporation	AA-
293	$1,000,000	Male	83	57	Ohio National Life Assurance Corporation	AA-
294	$7,000,000	Male	83	74	Genworth Life Insurance Company	BB
295	$5,000,000	Male	82	78	AXA Equitable Life Insurance Company	A+
296	$6,000,000	Male	82	93	Transamerica Life Insurance Company	AA-
297	$8,000,000	Male	82	71	AXA Equitable Life Insurance Company	A+
298	$850,000	Female	82	86	Zurich Life Insurance Company	AA-
299	$1,680,000	Female	82	57	AXA Equitable Life Insurance Company	A+
300	$600,000	Male	82	42	Lincoln National Life Insurance Company	AA-
301	$2,000,000	Male	82	19	Metropolitan Life Insurance Company	AA-
302	$1,250,000	Male	82	87	Metropolitan Life Insurance Company	AA-
303	$3,000,000	Female	82	59	AXA Equitable Life Insurance Company	A+
304	$1,000,000	Male	82	54	AXA Equitable Life Insurance Company	A+
305	$1,250,000	Female	82	73	Principal Life Insurance Company	A+
306	$320,987	Female	82	94	John Hancock Life Insurance Company (U.S.A.)	AA-
307	$1,000,000	Male	82	45	AXA Equitable Life Insurance Company	A+
308	$700,000	Male	82	89	Banner Life Insurance Company	AA-
309	$2,000,000	Female	82	78	Pacific Life Insurance Company	AA-
310	$3,000,000	Male	82	85	John Hancock Life Insurance Company (U.S.A.)	AA-
311	$10,000,000	Male	82	58	Hartford Life and Annuity Insurance Company	BBB+
312	$1,750,000	Male	82	70	AXA Equitable Life Insurance Company	A+

	Face Amount	Gender	Age (ALB) (1)	LE (mo.) (2)	Insurance Company	S&P Rating
313	$250,000	Male	82	67	American General Life Insurance Company	A+
314	$3,500,000	Male	82	73	Metropolitan Life Insurance Company	AA-
315	$2,502,000	Male	82	133	Transamerica Life Insurance Company	AA-
316	$170,000	Female	82	52	Reliastar Life Insurance Company	A
317	$240,000	Male	82	33	Lincoln National Life Insurance Company	AA-
318	$250,000	Female	82	91	Accordia Life and Annuity Company	A-
319	$3,000,000	Male	82	112	Principal Life Insurance Company	A+
320	$1,700,000	Male	82	52	Lincoln National Life Insurance Company	AA-
321	$1,210,000	Male	82	54	Lincoln National Life Insurance Company	AA-
322	$3,000,000	Female	82	94	West Coast Life Insurance Company	AA-
323	$8,000,000	Male	81	115	Metropolitan Life Insurance Company	AA-
324	$3,000,000	Male	81	33	Pacific Life Insurance Company	AA-
325	$3,000,000	Male	81	33	Minnesota Life Insurance Company	A+
326	$3,000,000	Male	81	33	Pruco Life Insurance Company	AA-
327	$3,000,000	Male	81	79	Reliastar Life Insurance Company	A
328	$5,000,000	Male	81	87	Pacific Life Insurance Company	AA-
329	$5,000,000	Male	81	87	Pacific Life Insurance Company	AA-
330	$4,000,000	Male	81	70	Lincoln National Life Insurance Company	AA-
331	$500,000	Male	81	44	Genworth Life and Annuity Insurance Company	BB
332	$3,000,000	Male	81	133	Metropolitan Life Insurance Company	AA-
333	$300,000	Female	81	88	Metropolitan Life Insurance Company	AA-
334	$200,000	Male	81	62	Protective Life Insurance Company	AA-
335	$150,000	Male	81	62	Protective Life Insurance Company	AA-
336	$150,000	Male	81	62	Protective Life Insurance Company	AA-
337	$350,000	Male	81	62	Lincoln National Life Insurance Company	AA-
338	$1,187,327	Male	81	86	Transamerica Life Insurance Company	AA-
339	$5,000,000	Male	81	117	Principal Life Insurance Company	A+
340	$5,000,000	Male	81	96	John Hancock Life Insurance Company (U.S.A.)	AA-
341	$800,000	Male	81	68	North American Company for Life And Health Insurance	A+
342	$7,000,000	Male	81	75	Lincoln Benefit Life Company	BBB+
343	$8,000,000	Female	81	96	John Hancock Life Insurance Company (U.S.A.)	AA-
344	$1,000,000	Female	81	77	Lincoln Benefit Life Company	BBB+
345	$1,000,000	Male	81	82	Penn Mutual Life Insurance Company	A+
346	$250,000	Male	81	86	AXA Equitable Life Insurance Company	A+
347	$6,000,000	Male	81	111	AXA Equitable Life Insurance Company	A+
348	$130,000	Male	81	42	Genworth Life Insurance Company	BB
349	$5,500,000	Male	81	110	Metropolitan Life Insurance Company	AA-
350	$1,000,000	Male	81	89	John Hancock Life Insurance Company (U.S.A.)	AA-
351	$1,000,000	Male	81	112	Protective Life Insurance Company	AA-
352	$4,000,000	Male	81	84	Lincoln National Life Insurance Company	AA-
353	$2,000,000	Male	81	71	Metropolitan Life Insurance Company	AA-
354	$2,000,000	Male	81	71	Metropolitan Life Insurance Company	AA-
355	$4,300,000	Female	81	99	American National Insurance Company	A
356	$100,000	Male	81	75	Prudential Insurance Company of America	AA-
357	$200,000	Male	81	56	Kansas City Life Insurance Company	N/A
358	$200,000	Male	81	47	Lincoln National Life Insurance Company	AA-
359	$6,000,000	Male	81	96	AXA Equitable Life Insurance Company	A+
360	$2,000,000	Female	81	65	Transamerica Life Insurance Company	AA-

	Face Amount	Gender	Age (ALB) (1)	LE (mo.) (2)	Insurance Company	S&P Rating
361	$1,500,000	Female	81	66	Protective Life Insurance Company	AA-
362	$1,000,000	Male	81	47	Pacific Life Insurance Company	AA-
363	$200,000	Male	81	38	Pruco Life Insurance Company	AA-
364	$500,000	Male	81	38	Transamerica Life Insurance Company	AA-
365	$5,000,000	Male	80	69	John Hancock Life Insurance Company (U.S.A.)	AA-
366	$3,601,500	Male	80	83	Transamerica Life Insurance Company	AA-
367	$1,000,000	Male	80	85	Sun Life Assurance Company of Canada (U.S.)	AA-
368	$5,000,000	Male	80	78	John Hancock Life Insurance Company (U.S.A.)	AA-
369	$150,000	Male	80	82	MetLife Insurance Company USA	AA-
370	$1,009,467	Male	80	49	John Hancock Life Insurance Company (U.S.A.)	AA-
371	$4,000,000	Male	80	41	Metropolitan Life Insurance Company	AA-
372	$100,000	Male	80	56	North American Company for Life And Health Insurance	A+
373	$1,000,000	Male	80	105	Lincoln National Life Insurance Company	AA-
374	$5,000,000	Male	80	47	John Hancock Life Insurance Company (U.S.A.)	AA-
375	$6,799,139	Male	80	111	AXA Equitable Life Insurance Company	A+
376	$476,574	Male	80	61	Transamerica Life Insurance Company	AA-
377	$2,250,000	Male	80	83	Massachusetts Mutual Life Insurance Company	AA+
378	$775,000	Male	80	113	Lincoln National Life Insurance Company	AA-
379	$1,000,000	Female	80	112	John Hancock Life Insurance Company (U.S.A.)	AA-
380	$6,000,000	Male	80	108	AXA Equitable Life Insurance Company	A+
381	$1,445,000	Female	80	94	AXA Equitable Life Insurance Company	A+
382	$1,500,000	Female	80	94	AXA Equitable Life Insurance Company	A+
383	$1,000,000	Male	80	76	Lincoln National Life Insurance Company	AA-
384	$325,000	Male	80	34	American General Life Insurance Company	A+
385	$3,750,000	Male	80	50	AXA Equitable Life Insurance Company	A+
386	$1,000,000	Male	80	99	Metropolitan Life Insurance Company	AA-
387	$5,000,000	Female	80	106	Reliastar Life Insurance Company	A
388	$750,000	Male	80	59	Lincoln National Life Insurance Company	AA-
389	$5,000,000	Male	80	167	West Coast Life Insurance Company	AA-
390	$3,000,000	Male	80	85	Principal Life Insurance Company	A+
391	$5,000,000	Male	79	126	Lincoln National Life Insurance Company	AA-
392	$3,000,000	Male	79	76	American General Life Insurance Company	A+
393	$70,000	Male	79	41	Pioneer Mutual Life Insurance Company	N/A
394	$500,000	Male	79	58	John Hancock Life Insurance Company (U.S.A.)	AA-
395	$500,000	Male	79	126	Prudential Insurance Company of America	AA-
396	$1,000,000	Male	79	104	Metropolitan Life Insurance Company	AA-
397	$1,250,000	Male	79	88	AXA Equitable Life Insurance Company	A+
398	$3,000,000	Female	79	79	New York Life Insurance Company	AA+
399	$2,500,000	Male	79	77	Massachusetts Mutual Life Insurance Company	AA+
400	$2,500,000	Male	79	77	Massachusetts Mutual Life Insurance Company	AA+
401	$500,000	Female	79	105	Columbus Life Insurance Company	AA
402	$4,000,000	Female	79	84	Transamerica Life Insurance Company	AA-
403	$2,000,000	Male	79	92	Lincoln National Life Insurance Company	AA-
404	$2,000,000	Male	79	92	Lincoln National Life Insurance Company	AA-
405	$4,000,000	Male	79	137	John Hancock Life Insurance Company (U.S.A.)	AA-
406	$1,750,000	Male	79	54	John Hancock Life Insurance Company (U.S.A.)	AA-
407	$5,000,000	Male	79	93	Transamerica Life Insurance Company	AA-
408	$1,000,000	Male	79	112	Principal Life Insurance Company	A+

	Face Amount	Gender	Age (ALB) (1)	LE (mo.) (2)	Insurance Company	S&P Rating
409	$500,000	Female	79	131	Ohio National Life Assurance Corporation	AA-
410	$550,000	Male	79	70	Pruco Life Insurance Company	AA-
411	$300,000	Male	79	70	Pruco Life Insurance Company	AA-
412	$1,200,000	Female	79	102	AXA Equitable Life Insurance Company	A+
413	$6,250,000	Male	79	182	John Hancock Life Insurance Company (U.S.A.)	AA-
414	$750,000	Male	79	107	General American Life Insurance Company	AA-
415	$2,000,000	Female	79	48	Transamerica Life Insurance Company	AA-
416	$300,000	Male	78	70	Penn Mutual Life Insurance Company	A+
417	$1,200,000	Female	78	124	Athene Annuity & Life Assurance Company	A-
418	$1,000,000	Male	78	95	Accordia Life and Annuity Company	A-
419	$2,840,000	Male	78	89	Transamerica Life Insurance Company	AA-
420	$750,000	Male	78	80	North American Company for Life and Health Insurance	A+
421	$1,000,000	Male	78	80	John Hancock Life Insurance Company (U.S.A.)	AA-
422	$500,000	Male	78	80	North American Company for Life and Health Insurance	A+
423	$200,000	Female	78	136	West Coast Life Insurance Company	AA-
424	$50,000	Male	78	38	Lincoln National Life Insurance Company	AA-
425	$4,000,000	Male	78	60	Massachusetts Mutual Life Insurance Company	AA+
426	$1,000,000	Female	78	66	John Hancock Life Insurance Company (U.S.A.)	AA-
427	$1,000,000	Female	78	120	John Hancock Life Insurance Company (U.S.A.)	AA-
428	$5,000,000	Male	78	110	Lincoln National Life Insurance Company	AA-
429	$7,000,000	Female	78	113	Pacific Life Insurance Company	AA-
430	$100,946	Female	78	152	Genworth Life and Annuity Insurance Company	BB
431	$2,000,000	Male	78	97	Genworth Life Insurance Company	BB
432	$350,000	Male	78	103	AXA Equitable Life Insurance Company	A+
433	$600,000	Male	78	103	AXA Equitable Life Insurance Company	A+
434	$2,000,000	Male	78	110	Transamerica Life Insurance Company	AA-
435	$200,000	Male	78	109	Prudential Insurance Company of America	AA-
436	$490,620	Male	78	78	Ameritas Life Insurance Corporation	A+
437	$600,000	Male	78	75	Protective Life Insurance Company	AA-
438	$400,000	Male	78	110	John Hancock Life Insurance Company (U.S.A.)	AA-
439	$1,000,000	Male	77	76	Metropolitan Life Insurance Company	AA-
440	$730,000	Male	77	94	Transamerica Life Insurance Company	AA-
441	$5,000,000	Male	77	140	Pruco Life Insurance Company	AA-
442	$250,000	Male	77	96	Midland National Life Insurance Company	A+
443	$5,000,000	Male	77	128	AXA Equitable Life Insurance Company	A+
444	$3,000,000	Male	77	49	Accordia Life and Annuity Company	A-
445	$1,000,000	Male	77	140	AXA Equitable Life Insurance Company	A+
446	$3,000,000	Male	77	88	Pruco Life Insurance Company	AA-
447	$500,000	Male	77	94	AXA Equitable Life Insurance Company	A+
448	$3,000,000	Female	77	98	John Hancock Life Insurance Company (U.S.A.)	AA-
449	$5,000,000	Male	77	133	Massachusetts Mutual Life Insurance Company	AA+
450	$5,000,000	Male	77	133	Massachusetts Mutual Life Insurance Company	AA+
451	$1,100,000	Male	77	130	Accordia Life and Annuity Company	A-
452	$3,000,000	Male	77	95	Protective Life Insurance Company	AA-
453	$2,000,000	Female	77	110	Accordia Life and Annuity Company	A-
454	$1,000,000	Male	77	87	Transamerica Life Insurance Company	AA-
455	$2,200,000	Female	77	132	Reliastar Life Insurance Company	A
456	$10,000,000	Male	77	125	AXA Equitable Life Insurance Company	A+

	Face Amount	Gender	Age (ALB) (1)	LE (mo.) (2)	Insurance Company	S&P Rating
457	$2,500,000	Male	77	131	John Hancock Life Insurance Company (U.S.A.)	AA-
458	$2,500,000	Male	77	131	John Hancock Life Insurance Company (U.S.A.)	AA-
459	$1,000,000	Male	77	96	Athene Annuity & Life Assurance Company of New York	A-
460	$5,000,000	Male	77	80	Lincoln Benefit Life Company	BBB+
461	$250,000	Male	77	133	West Coast Life Insurance Company	AA-
462	$1,000,000	Male	77	109	Transamerica Life Insurance Company	AA-
463	$1,000,000	Male	77	75	Pacific Life Insurance Company	AA-
464	$2,000,000	Female	77	159	Lincoln National Life Insurance Company	AA-
465	$150,000	Male	77	97	Genworth Life Insurance Company	BB
466	$2,000,000	Male	77	56	Athene Annuity & Life Assurance Company	A-
467	$7,097,434	Male	77	150	Lincoln National Life Insurance Company	AA-
468	$5,000,000	Male	77	52	West Coast Life Insurance Company	AA-
469	$1,000,000	Male	76	119	Transamerica Life Insurance Company	AA-
470	$750,000	Male	76	105	Protective Life Insurance Company	AA-
471	$100,000	Male	76	113	Transamerica Life Insurance Company	AA-
472	$200,000	Male	76	64	Reliastar Life Insurance Company	A
473	$200,000	Male	76	64	Metropolitan Life Insurance Company	AA-
474	$100,000	Male	76	64	Metropolitan Life Insurance Company	AA-
475	$3,000,000	Male	76	105	John Hancock Life Insurance Company (U.S.A.)	AA-
476	$5,000,000	Male	76	105	John Hancock Life Insurance Company (U.S.A.)	AA-
477	$8,000,000	Male	76	91	Metropolitan Life Insurance Company	AA-
478	$100,000	Male	76	50	AXA Equitable Life Insurance Company	A+
479	$500,000	Male	76	87	AXA Equitable Life Insurance Company	A+
480	$750,000	Male	76	25	North American Company for Life And Health Insurance	A+
481	$4,000,000	Female	76	135	American General Life Insurance Company	A+
482	$500,000	Male	76	86	AIG Life Insurance Company	A+
483	$1,000,000	Male	76	152	Security Mutual Life Insurance Company of NY	N/A
484	$355,700	Male	76	101	Security Life of Denver Insurance Company	A
485	$300,000	Male	76	34	Lincoln National Life Insurance Company	AA-
486	$750,000	Female	76	77	Delaware Life Insurance Company	BBB+
487	$5,004,704	Male	76	130	American General Life Insurance Company	A+
488	$1,000,000	Male	76	97	General American Life Insurance Company	AA-
489	$2,000,000	Male	76	143	John Hancock Life Insurance Company (U.S.A.)	AA-
490	$10,000,000	Female	76	131	Reliastar Life Insurance Company	A
491	$1,000,000	Female	76	147	John Hancock Life Insurance Company (U.S.A.)	AA-
492	$7,500,000	Female	76	170	Security Life of Denver Insurance Company	A
493	$500,000	Male	76	70	American General Life Insurance Company	A+
494	$3,000,000	Female	76	107	General American Life Insurance Company	AA-
495	$100,000	Male	76	65	Transamerica Life Insurance Company	AA-
496	$300,000	Female	76	130	Minnesota Life Insurance Company	A+
497	$250,000	Male	76	86	United of Omaha Life Insurance Company	AA-
498	$600,000	Male	75	67	United of Omaha Life Insurance Company	AA-
499	$500,000	Male	75	84	Protective Life Insurance Company	AA-
500	$1,000,000	Male	75	90	Security Life of Denver Insurance Company	A
501	$500,000	Male	75	32	Midland National Life Insurance Company	A+
502	$1,000,000	Male	75	94	Transamerica Life Insurance Company	AA-
503	$3,000,000	Male	75	69	AXA Equitable Life Insurance Company	A+
504	$1,000,000	Male	75	136	John Hancock Life Insurance Company (U.S.A.)	AA-

	Face Amount	Gender	Age (ALB) (1)	LE (mo.) (2)	Insurance Company	S&P Rating
505	$500,000	Male	75	101	United of Omaha Life Insurance Company	AA-
506	$8,000,000	Female	75	128	West Coast Life Insurance Company	AA-
507	$250,000	Female	75	152	AXA Equitable Life Insurance Company	A+
508	$172,245	Female	75	52	Symetra Life Insurance Company	A
509	$2,000,000	Male	75	116	Pruco Life Insurance Company	AA-
510	$190,000	Male	75	100	Protective Life Insurance Company	AA-
511	$100,000	Male	75	148	Protective Life Insurance Company	AA-
512	$5,000,000	Male	75	126	AIG Life Insurance Company	A+
513	$4,000,000	Male	75	106	Security Mutual Life Insurance Company of NY	N/A
514	$89,626	Female	75	115	Union Central Life Insurance Company	N/A
515	$2,000,000	Male	75	92	American General Life Insurance Company	A+
516	$400,000	Male	75	78	Protective Life Insurance Company	AA-
517	$250,000	Male	75	70	Genworth Life and Annuity Insurance Company	BB
518	$500,000	Male	75	92	Delaware Life Insurance Company	BBB+
519	$100,000	Male	75	140	Genworth Life Insurance Company	BB
520	$370,000	Female	75	122	Minnesota Life Insurance Company	A+
521	$1,000,000	Female	74	117	United of Omaha Life Insurance Company	AA-
522	$1,000,000	Male	74	148	John Hancock Life Insurance Company (U.S.A.)	AA-
523	$150,000	Male	74	101	Genworth Life Insurance Company	BB
524	$500,000	Male	74	58	William Penn Life Insurance Company of New York	AA-
525	$2,500,000	Male	74	101	John Hancock Life Insurance Company (U.S.A.)	AA-
526	$500,000	Male	74	132	Pruco Life Insurance Company	AA-
527	$8,600,000	Male	74	149	AXA Equitable Life Insurance Company	A+
528	$485,000	Male	74	150	Metropolitan Life Insurance Company	AA-
529	$2,500,000	Male	74	102	American General Life Insurance Company	A+
530	$100,000	Male	74	39	Voya Retirement Insurance and Annuity Company	A
531	$3,000,000	Male	74	91	Transamerica Life Insurance Company	AA-
532	$800,000	Male	74	119	John Hancock Life Insurance Company (U.S.A.)	AA-
533	$1,500,000	Male	74	123	Lincoln National Life Insurance Company	AA-
534	$1,500,000	Male	74	123	Lincoln National Life Insurance Company	AA-
535	$1,500,000	Male	74	123	Lincoln National Life Insurance Company	AA-
536	$2,500,000	Male	74	134	Banner Life Insurance Company	AA-
537	$800,000	Male	74	82	Commonwealth Annuity and Life Insurance Company	A-
538	$450,000	Male	74	115	Jackson National Life Insurance Company	AA
539	$10,000,000	Male	74	141	John Hancock Life Insurance Company (U.S.A.)	AA-
540	$1,784,686	Male	74	151	Transamerica Life Insurance Company	AA-
541	$250,000	Female	74	169	Protective Life Insurance Company	AA-
542	$500,000	Male	73	120	Ameritas Life Insurance Corporation	A+
543	$370,000	Male	73	120	Ameritas Life Insurance Corporation	A+
544	$750,000	Male	73	128	Security Life of Denver Insurance Company	A
545	$500,000	Male	73	95	Lincoln National Life Insurance Company	AA-
546	$5,000,000	Male	73	126	John Hancock Life Insurance Company (U.S.A.)	AA-
547	$500,000	Male	73	103	William Penn Life Insurance Company of New York	AA-
548	$100,000	Male	73	107	Protective Life Insurance Company	AA-
549	$2,500,000	Male	73	112	Lincoln National Life Insurance Company	AA-
550	$2,500,000	Male	73	112	John Hancock Life Insurance Company (U.S.A.)	AA-
551	$500,000	Male	73	125	Metropolitan Life Insurance Company	AA-
552	$2,000,000	Male	73	118	Voya Retirement Insurance and Annuity Company	A

	Face Amount	Gender	Age (ALB) (1)	LE (mo.) (2)	Insurance Company	S&P Rating
553	$1,500,000	Male	73	118	Voya Retirement Insurance and Annuity Company	A
554	$230,000	Male	73	114	Transamerica Life Insurance Company	AA-
555	$500,000	Male	73	77	Phoenix Life Insurance Company	BB-
556	$300,000	Male	73	111	Protective Life Insurance Company	AA-
557	$190,000	Female	73	188	Protective Life Insurance Company	AA-
558	$250,000	Male	73	66	American General Life Insurance Company	A+
559	$2,000,000	Male	73	128	John Hancock Life Insurance Company (U.S.A.)	AA-
560	$267,988	Male	73	50	Minnesota Life Insurance Company	A+
561	$75,000	Female	73	99	American General Life Insurance Company	A+
562	$300,000	Male	73	108	New England Life Insurance Company	A+
563	$1,167,000	Male	73	48	Transamerica Life Insurance Company	AA-
564	$600,000	Male	73	82	AXA Equitable Life Insurance Company	A+
565	$1,500,000	Male	73	106	Metropolitan Life Insurance Company	AA-
566	$4,000,000	Male	73	138	MONY Life Insurance Company of America	A+
567	$1,000,000	Female	73	141	Reliastar Life Insurance Company	A
568	$420,000	Male	73	119	RiverSource Life Insurance Company	A+
569	$10,000,000	Male	73	115	AXA Equitable Life Insurance Company	A+
570	$650,000	Female	72	69	Security Life of Denver Insurance Company	A
571	$1,000,000	Male	72	127	AIG Life Insurance Company	A+
572	$500,000	Male	72	117	Ohio National Life Assurance Corporation	AA-
573	$2,500,000	Male	72	49	Transamerica Life Insurance Company	AA-
574	$400,000	Male	72	193	Protective Life Insurance Company	AA-
575	$232,000	Male	72	177	Protective Life Insurance Company	AA-
576	$3,000,000	Male	72	157	John Hancock Life Insurance Company (U.S.A.)	AA-
577	$2,000,000	Male	72	97	New York Life Insurance Company	AA+
578	$2,000,000	Male	72	97	New York Life Insurance Company	AA+
579	$250,000	Female	72	106	Protective Life Insurance Company	AA-
580	$1,350,000	Male	72	98	Lincoln National Life Insurance Company	AA-
581	$139,398	Female	72	21	Lincoln National Life Insurance Company	AA-
582	$500,000	Male	72	90	Transamerica Life Insurance Company	AA-
583	$500,000	Male	72	90	North American Company for Life And Health Insurance	A+
584	$420,000	Male	72	128	Protective Life Insurance Company	AA-
585	$160,000	Male	72	89	RiverSource Life Insurance Company	A+
586	$5,000,000	Male	72	112	John Hancock Life Insurance Company (U.S.A.)	AA-
587	$5,000,000	Male	72	112	John Hancock Life Insurance Company (U.S.A.)	AA-
588	$100,000	Male	72	134	Protective Life Insurance Company	AA-
589	$250,000	Male	71	48	Protective Life Insurance Company	AA-
590	$57,500	Male	71	92	Lincoln National Life Insurance Company	AA-
591	$185,000	Male	71	129	Genworth Life and Annuity Insurance Company	BB
592	$750,000	Male	71	122	Transamerica Life Insurance Company	AA-
593	$1,250,000	Male	71	97	West Coast Life Insurance Company	AA-
594	$1,500,000	Female	71	150	Pruco Life Insurance Company	AA-
595	$5,000,000	Male	71	88	Transamerica Life Insurance Company	AA-
596	$10,000,000	Male	71	165	Principal Life Insurance Company	A+
597	$300,000	Male	71	192	John Hancock Life Insurance Company (U.S.A.)	AA-
598	$100,000	Male	71	42	Genworth Life and Annuity Insurance Company	BB
599	$250,000	Male	71	97	Massachusetts Mutual Life Insurance Company	AA+
600	$150,000	Male	71	32	Protective Life Insurance Company	AA-

	Face Amount	Gender	Age (ALB) (1)	LE (mo.) (2)	Insurance Company	S&P Rating
601	$150,000	Male	71	32	AXA Equitable Life Insurance Company	A+
602	$1,000,000	Male	71	52	John Hancock Life Insurance Company (U.S.A.)	AA-
603	$250,000	Male	71	181	Lincoln National Life Insurance Company	AA-
604	$202,700	Male	71	114	Farmers New World Life Insurance Company	N/A
605	$700,000	Male	71	114	Massachusetts Mutual Life Insurance Company	AA+
606	$5,000,000	Male	71	148	Metropolitan Life Insurance Company	AA-
607	$750,000	Male	70	132	North American Company for Life And Health Insurance	A+
608	$250,000	Female	70	118	Ohio National Life Assurance Corporation	AA-
609	$1,000,000	Male	70	188	AXA Equitable Life Insurance Company	A+
610	$1,000,000	Male	70	85	AXA Equitable Life Insurance Company	A+
611	$2,000,000	Male	70	169	John Hancock Life Insurance Company (U.S.A.)	AA-
612	$400,000	Male	70	158	Lincoln National Life Insurance Company	AA-
613	$100,000	Male	70	98	Massachusetts Mutual Life Insurance Company	AA+
614	$5,000,000	Male	70	114	John Hancock Life Insurance Company (U.S.A.)	AA-
615	$92,000	Female	70	196	Protective Life Insurance Company	AA-
616	$175,000	Female	70	108	Lincoln National Life Insurance Company	AA-
617	$1,500,000	Male	70	69	Lincoln National Life Insurance Company	AA-
618	$1,000,000	Male	70	160	Accordia Life and Annuity Company	A-
619	$1,000,000	Male	70	60	Protective Life Insurance Company	AA-
620	$1,500,000	Male	70	103	Midland National Life Insurance Company	A+
621	$400,000	Female	70	139	AXA Equitable Life Insurance Company	A+
622	$500,000	Male	70	108	Lincoln Benefit Life Company	BBB+
623	$1,200,000	Male	69	123	Massachusetts Mutual Life Insurance Company	AA+
624	$1,000,000	Male	69	135	Transamerica Life Insurance Company	AA-
625	$2,500,000	Male	69	158	Pruco Life Insurance Company	AA-
626	$2,500,000	Male	69	158	Pruco Life Insurance Company	AA-
627	$4,000,000	Male	69	131	MetLife Insurance Company USA	AA-
628	$3,000,000	Male	69	144	Genworth Life Insurance Company	BB
629	$500,000	Male	69	40	Voya Retirement Insurance and Annuity Company	A
630	$1,000,000	Male	69	84	Protective Life Insurance Company	AA-
631	$200,000	Male	69	177	Protective Life Insurance Company	AA-
632	$2,000,000	Male	69	110	Transamerica Life Insurance Company	AA-
633	$1,000,000	Male	69	110	Genworth Life Insurance Company	BB
634	$2,000,000	Male	69	170	John Hancock Life Insurance Company (U.S.A.)	AA-
635	$250,000	Female	69	155	Protective Life Insurance Company	AA-
636	$150,000	Male	69	115	Protective Life Insurance Company	AA-
637	$13,250,000	Male	69	205	TIAA-CREF Life Insurance Company	AA+
638	$500,000	Male	69	118	Lincoln National Life Insurance Company	AA-
639	$1,000,000	Male	69	129	Transamerica Life Insurance Company	AA-
640	$1,000,000	Male	69	129	Protective Life Insurance Company	AA-
641	$156,538	Female	69	104	New York Life Insurance Company	AA+
642	$2,000,000	Male	69	49	Metropolitan Life Insurance Company	AA-
643	$2,000,000	Male	69	49	Metropolitan Life Insurance Company	AA-
644	$1,000,000	Male	69	150	John Hancock Life Insurance Company (U.S.A.)	AA-
645	$3,000,000	Male	69	190	John Hancock Life Insurance Company (U.S.A.)	AA-
646	$300,000	Male	69	89	Protective Life Insurance Company	AA-
647	$1,000,000	Male	68	157	Lincoln National Life Insurance Company	AA-
648	$250,000	Female	68	73	Transamerica Life Insurance Company	AA-

	Face Amount	Gender	Age (ALB) (1)	LE (mo.) (2)	Insurance Company	S&P Rating
649	$3,000,000	Male	68	98	Reliastar Life Insurance Company	A
650	$2,000,000	Male	68	98	AXA Equitable Life Insurance Company	A+
651	$2,000,000	Male	68	98	AXA Equitable Life Insurance Company	A+
652	$750,000	Male	68	158	Northwestern Mutual Life Insurance Company	AA+
653	$600,000	Male	68	85	William Penn Life Insurance Company of New York	AA-
654	$229,725	Female	68	105	Hartford Life and Annuity Insurance Company	BBB+
655	$5,616,468	Male	68	178	John Hancock Life Insurance Company (U.S.A.)	AA-
656	$125,000	Male	68	48	Genworth Life and Annuity Insurance Company	BB
657	$1,100,000	Male	68	153	John Hancock Life Insurance Company (U.S.A.)	AA-
658	$400,000	Male	67	188	Lincoln National Life Insurance Company	AA-
659	$1,000,000	Male	67	46	Lincoln National Life Insurance Company	AA-
660	$1,000,000	Male	67	76	Transamerica Life Insurance Company	AA-
661	$350,000	Female	67	83	Assurity Life Insurance Company	N/A
662	$5,000,000	Male	67	102	Athene Annuity & Life Assurance Company	A-
663	$1,000,000	Male	67	146	Sun Life Assurance Company of Canada (U.S.)	AA-
664	$846,510	Male	67	126	Lincoln National Life Insurance Company	AA-
665	$846,210	Male	67	126	Lincoln National Life Insurance Company	AA-
666	$490,000	Male	67	95	AXA Equitable Life Insurance Company	A+
667	$105,798	Female	67	132	Lincoln Benefit Life Company	BBB+
668	$67,602	Female	67	132	Allstate Life Insurance Company of New York	A+
669	$220,581	Male	67	23	American General Life Insurance Company	A+
670	$1,000,000	Male	67	106	The Savings Bank Life Insurance Company of Massachusetts	A-
671	$350,000	Male	67	95	RiverSource Life Insurance Company	A+
672	$320,000	Male	67	159	Transamerica Life Insurance Company	AA-
673	$250,000	Male	67	160	Pruco Life Insurance Company	AA-
674	$250,000	Male	67	196	Zurich Life Insurance Company	AA-
675	$650,000	Male	67	183	Lincoln National Life Insurance Company	AA-
676	$750,000	Male	66	83	Massachusetts Mutual Life Insurance Company	AA+
677	$500,000	Male	66	74	Transamerica Life Insurance Company	AA-
678	$265,000	Male	66	157	Protective Life Insurance Company	AA-
679	$400,000	Male	66	130	Jackson National Life Insurance Company	AA
680	$500,000	Female	66	168	Banner Life Insurance Company	AA-
681	$540,000	Male	66	170	West Coast Life Insurance Company	AA-
682	$200,000	Male	66	161	Prudential Insurance Company of America	AA-
683	$200,000	Male	66	161	Prudential Insurance Company of America	AA-
684	$750,000	Male	66	126	Pacific Life Insurance Company	AA-
685	$500,000	Male	66	133	Transamerica Life Insurance Company	AA-
686	$500,000	Female	66	130	AIG Life Insurance Company	A+
687	$2,000,000	Female	65	173	Metropolitan Life Insurance Company	AA-
688	$3,500,000	Male	65	197	Prudential Insurance Company of America	AA-
689	$250,000	Male	65	118	Transamerica Life Insurance Company	AA-
690	$10,000,000	Male	65	62	Lincoln National Life Insurance Company	AA-
	$1,361,675,334

(1)	Person’s age on last birthday (ALB).
(2)	The insured’s life expectancy estimate, other than for a small face value insurance policy (i.e., a policy with $1 million in face value benefits or less), is the average of two life expectancy estimates provided by independent third-party medical-actuarial underwriting firms at the time of purchase, actuarially adjusted through the measurement date. Numbers in this column represent months.

Competition

We encounter significant competition from numerous companies in the life insurance secondary market, including hedge funds, investment banks, secured lenders, specialty life insurance finance companies and life insurance companies. Many of these competitors have greater financial and other resources than we do and may have significantly lower cost of funds because they have greater access to insured deposits or the capital markets. Moreover, some of these competitors have significant cash reserves and can better fund shortfalls in collections that might have a more pronounced impact on companies such as ours. They may also have greater market share. In the event that better-financed life insurance companies make a significant effort to compete against our business or the secondary market in general, we would experience significant challenges with our business model.

Competition can take many forms, including the pricing of the financing, transaction structuring, timeliness and responsiveness in processing a seller’s application, and customer service. Some competitors may outperform us in these areas. Some competitors target the same type of life insurance clients as we do and generally have operated in the markets we service for a longer period of time. Increased competition may result in increased costs of purchasing policies or may affect the availability and quality of policies that are available for our purchase. These factors could adversely affect our profitability by reducing our return on investment or increasing our risk.

As we enter new markets, we expect to experience significant competition from incumbent market participants. Our ability to compete in these markets will be dependent upon our ability to deliver value-added products and services to the customers we serve. Even still, our competitors in these markets may have greater financial, market share and other resources than we do. These factors could adversely affect our profitability by reducing our return on investment or increasing our risk as we enter these markets.

Government Regulation

Our business is highly regulated at the state level with respect to life insurance assets, and at the federal level with respect to the issuance of securities. At the state level, states generally subject us to laws and regulations requiring us to obtain specific licenses or approvals to purchase or issue life insurance policies in those states. State statutes typically provide state regulatory agencies with significant powers to interpret, administer and enforce the laws relating to the life insurance industry. Under this authority, state regulators have broad discretionary power and may impose new licensing and other requirements, and interpret or enforce existing regulatory requirements in new and different ways. Any of these new requirements, interpretations or enforcement directives could be adverse to our industry, even in a material way. Furthermore, because the life insurance secondary market is relatively new and because of the history of certain abuses in the industry, we believe it is likely that state regulation will increase and grow more complex in the foreseeable future. We cannot, however, predict what any new regulation would specifically involve or how it might affect our industry or our business.

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

Although the federal laws and regulations do not directly affect life insurance, in some cases the purchase of a variable life insurance policy may constitute a transaction involving a “security” that is governed by federal securities laws. While we presently hold few variable life insurance policies, our holding of a significant amount of such policies in the future could cause our company or one of our subsidiaries to be characterized as an “investment company” under the federal Investment Company Act of 1940. The application of that law to all or part of our businesses – whether due to our purchase of life insurance policies or to the expansion of the definition of “securities” under federal securities laws – could require us to comply with detailed and complex regulatory requirements, and cause us to fall out of compliance with certain covenants under our senior credit facilities. Such an outcome could negatively affect our liquidity and increase our cost of capital and operational expenses, all of which would adversely affect our operating results. It is possible that such an outcome could even threaten the viability of our business and our ability to satisfy our obligations as they come due.

We hold licenses to purchase life insurance policies in 37 states and can also purchase in the eight unregulated states. At times, we may work with licensed entities to purchase a policy in a state where we are not licensed.

Health Insurance Portability and Accountability Act (HIPAA)

HIPAA requires that holders of medical records maintain such records and implement procedures designed to assure the privacy of patient records. In order to carry out our business, we receive medical records and obtain a release to share such records with a defined group of persons, take on the responsibility for preserving the privacy of that information, and use the information only for purposes related to the life insurance policies we own.

The Genetic Information Nondiscrimination Act of 2008 (GINA)

GINA is a federal law that protects people from genetic discrimination in health insurance and employment. GINA prohibits health insurers from: (i) requesting, requiring, or using genetic information to make decisions about eligibility for health insurance; or (ii) making decisions on the health insurance premium, contribution amounts, or coverage terms they offer to consumers. This means it is against the law for health insurance companies to use a genetic test result or family health history to deny health insurance, or to decide how much to charge for health insurance. In addition, GINA makes it against the law for health insurers to consider family history or a genetic test result, a pre-existing condition, require a genetic test, or use any genetic information, to discriminate coverage, even if the health insurance company did not mean to collect such genetic information.

GINA does not apply to the life insurance, long-term care or annuity industries. The life insurance, long-term care or annuity industries are founded on medical-evidenced underwriting principles in which specific medical conditions are taken into account when assessing and pricing risk. The regulation of genomic data is relatively new, and we believe it is likely that regulation will increase and grow more complex in the foreseeable future. We cannot, however, predict what any new law or regulation would specifically involve or how it might affect our industry, our business, or our future plans.

Employees

We employ approximately 70 employees.

Properties

Our principal executive offices are located at 220 South Sixth Street, Suite 1200, Minneapolis, Minnesota 55402. At that location, we lease 17,687 square feet of space for a lease term expiring in 2025. We believe that these facilities are adequate for our current needs and that suitable additional space will be available as needed.

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

Our general website address is www.gwgh.com. Our website has a wealth of information about our company, its mission, and our specialty finance business. Our website also has tools that could be used by our potential clients, financial advisors and investors alike.

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

Our primary business, the purchase and ownership of life insurance policies acquired in the secondary market, is a relatively new and evolving market. The success of our business and our ability to satisfy our debt obligations depends in large part on the continued development of the secondary market for life insurance, including the accuracy of actuarial forecasting and the solvency of life insurance companies to pay the face value of the life insurance benefits, both of which will critically impact our performance. We expect that the development of the secondary market will be impacted by a variety of factors such as the interpretation of existing laws and regulations (including laws relating to insurable interests), the passage of new legislation and regulations, mortality improvement rates, updated actuarial methodologies, and mortality tables. Importantly, all of the factors that we believe will most significantly affect the development of the life insurance secondary market are beyond our control. Any material and adverse development in the life insurance secondary market could adversely affect our operating results, our access to capital, our ability to repay our various debt and other obligations, and our business prospects and viability. Because of this, an investment in our securities involves greater risk as compared to investments offered by companies with more diversified business operations in more established markets.

The valuation of our principal assets on our balance sheet requires us to make material assumptions that may ultimately prove to be incorrect. If our assumptions prove incorrect, we could suffer significant losses that materially and adversely affect our results of operations and eventually cause us to be in default of restrictive covenants contained in our borrowing agreements.

Our principal asset is a portfolio of life insurance policies purchased in the secondary market, comprising approximately 79% of our total assets at December 31, 2016, and approximately 90% of our total assets at December 31, 2015. Those assets are considered “Level 3” fair value measurements under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), as there is currently no active market where we are able to observe quoted prices for identical assets. As a result, our determination of “fair value” for those assets on our balance sheet incorporates significant inputs that are not observable. Fair value is defined as an exit price representing the amount that would be received if assets were sold or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement determined based on the assumptions market participants would use in pricing an asset or liability.

A Level 3 fair value measurement is inherently uncertain and could create additional volatility in our financial statements that is not necessarily related to the performance of our underlying assets. As of December 31, 2016 and 2015, we estimated the fair value discount rate for our portfolio to be 10.96% and 11.09%, respectively. If in the future we determine that a higher discount rate is required to ascribe fair value to a similarly situated portfolio of life insurance policies, we could experience significant losses materially affecting our results of operations. It is also possible that significant losses of this nature could at some point cause us to be out of compliance with borrowing covenants contained in our various borrowing agreements. This could in turn result in acceleration of our loan balances under the senior credit facilities or our Series I Secured Notes and our L Bonds, which we may not be able to repay. As a result, we may be forced to seek additional debt or equity financing to repay such debt amounts, and additional financing may not be available on terms acceptable to us, if at all.

If we are unable to repay our debt when it comes due, then our senior lenders or the holders of our Series I Secured Notes and L Bonds, or both, would have the right to foreclose on our assets. For further disclosure relating to the risks associated with the valuation of our assets, see the risk factor below “If actuarial assumptions we obtain from third-party providers . . . .”

Actual results from our life insurance portfolio may not match our expected results, which could adversely affect our ability to service and grow our portfolio to achieve actuarial stability.

Our business model relies on achieving actual results that are in line with the results we expect to attain from our investments in life insurance policy assets. In this regard, we believe that the larger the portfolio we own, the greater the likelihood that we will achieve our expected results. To our knowledge, rating agencies generally suggest that portfolios of life insurance policies contain enough policies on individual lives to achieve actuarial stability in receiving expected cash flows. For instance, in a life insurance securitization methodology published in 2012, A.M. Best concluded that at least 300 lives are necessary to achieve actuarial stability, while Standard & Poor’s has indicated that stability is unlikely to be achieved with less than 1,000 lives. As of December 31, 2016, we owned $1.362 million in face value of life insurance policies covering 622 lives. Accordingly, while there is a risk with a portfolio of any size that actual cash flows and yield may be less than expected, we believe that the risk we face is presently more significant given the size of our current portfolio as compared to rating agency recommendations.

Although we plan to expand the number of life insurance policies we own using proceeds raised from our securities offerings, we may be unable to do so if sufficient financing is unavailable or is available only on unfavorable or unacceptable terms. Furthermore, even if our portfolio reaches a size that is actuarially stable, we still may experience differences between the actuarial models we use and actual mortalities. Differences between our expectations and actuarial models, and actual mortality results, could have a materially adverse effect on our operating results and cash flow. In such a case, we may face liquidity problems, including difficulties servicing our remaining portfolio of policies and servicing our outstanding debt obligations. Continued or material failures to meet our expected results could decrease the attractiveness of our securities in the eyes of potential investors, thereby making it even more difficult to obtain capital needed to service our portfolio, grow the portfolio to obtain desired diversification, and service our existing debt.

We critically rely on debt financing for our business. Any inability to borrow could adversely affect our business operations, our ability to satisfy our debt-payment obligations and, ultimately, our prospects and viability.

To date, we have chosen to finance our business principally through the issuance of debt, including debt incurred by our subsidiaries GWG DLP Funding III, LLC (“DLP III”) under a revolving senior credit facility provided by Autobahn/DZ Bank (see Note 5) and GWG DLP Funding IV, LLC (“DLP IV”) under a senior secured term loan with LNV Corporation (see Note 6) (individually, referred to as a “senior credit facility” and together, referred to as our “senior credit facilities”), our Series I Secured Notes and our L Bonds. Our senior credit facility with Autobahn/DZ Bank is secured by all of the assets of DLP III, has a maximum amount of $105 million, and the outstanding balance at December 31, 2016 and 2015 was $0 and $65 million, respectively. Our senior credit facility with LNV Corporation is secured by all of the assets of DLP IV, has a maximum amount of $172.3 million, and the outstanding balance at December 31, 2016 was $162.7 million. Obligations under the Autobahn/DZ Bank credit facility have a scheduled maturity date of June 30, 2018, and obligations under the LNV Corporation credit facility have a maturity date of September 14, 2026. Our Series I Secured Notes and L Bonds have scheduled maturities as indicated below in the risk factor “If a significant number of holders . . . ..” To date, our debt arrangements are the most important sources of financing on which our business has critically relied to grow and maintain our portfolio of life insurance policies.

Our business model relies on continued access to financing to enable us to purchase a large and diversified portfolio of life insurance policies and pay the attendant premiums and costs of maintaining the portfolio, all while satisfying our current interest and principal repayment obligations under our senior credit facilities and other indebtedness. We expect that proceeds from our life insurance policies may first be used to satisfy our obligations, as determined by the agreement governing the senior credit facilities. Accordingly, until we achieve sufficient cash flows derived from our portfolio of life insurance policies, we expect to rely on the proceeds from our ongoing securities offerings to satisfy our ongoing financing and liquidity needs. Nevertheless, continued access to financing and liquidity under the senior credit facilities or otherwise is not guaranteed. For example, general economic conditions could limit our access to financing, as could regulatory or legal pressures exerted on us, our financiers, or those involved in the procurement of financing such as brokers, dealers, and registered investment advisors. If we are unable to borrow under the senior credit facilities or otherwise for any reason, or to renew or replace the senior credit facilities when they come due, our business would be adversely impacted and our ability to service and repay our debt obligations would be compromised, thereby negatively affecting our business prospects and perhaps our viability.

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

To mitigate these risks, our origination practices and underwriting procedures include a current verification of coverage from the insurance company, a complete due-diligence investigation of the insured and accompanying medical records, a review of the life insurance policy application, and a requirement that the policy has been in force for at least two years. We also conduct a legal review of any premium financing associated with the policy to determine if an insurable interest existed at the time of its issuance. Nevertheless, these steps will not eliminate the risk of fraud or legal challenges to the life insurance policies we purchase. Furthermore, changes in laws or regulations or the interpretation of existing laws or regulations, may prove our due-diligence and risk-mitigation efforts inadequate. If a significant face amount of policies were invalidated for reasons of fraud or any other reason, our results of operations would be materially adversely affected.

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

To mitigate this credit risk, we generally purchase policies issued only by insurers with an investment-grade credit rating from one or more of Standard & Poor’s, Moody’s, or A.M. Best Company. As of December 31, 2016, 96.3% of the face value benefits of our life insurance policies were issued by insurers having an investment-grade rating (BBB or better) by Standard & Poor’s. We also review our exposure to credit risk associated with our portfolio of life insurance policies when estimating its fair value. In evaluating the policies’ credit risk we consider items such as insurance company solvency, credit risk indicators, and general economic conditions. Notwithstanding our efforts to mitigate credit risk exposure and to reflect this risk in our portfolio valuation, we cannot predict with any certainty whether a particular insurer will be in a financial position to satisfy amounts that it owes under life insurance policies it has issued when a claim for payment is presented.

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

If federal regulators or courts conclude that the purchase of life insurance in the secondary market constitutes, in all cases, a transaction in securities, we could be in violation of existing covenants under our senior credit facilities, which could result in significantly diminished access to capital. We could also face increased operational expenses. The materialization of this risk could adversely affect our operating results and financial condition, our ability to repay our debt, and possibly threaten the viability of our business.

On occasion, the SEC has attempted to regulate the purchase of non-variable universal life insurance policies as transactions in securities under federal securities laws. In July 2010, the SEC issued a Staff Report of its Life Settlement Task Force. In that report, the Staff recommended that certain types of purchased insurance policies be classified as securities. The SEC has not taken any position on the Staff Report, and there is no indication if the SEC will take any action to implement the recommendations of the Staff Report. In addition, there have been several federal court cases in which transactions involving the purchase and fractionalization of life insurance policies have been held to be transactions in securities under the federal Securities Act of 1933.

We believe that the matters discussed in the Staff Report and existing case law do not impact our current business model since our purchases of life insurance policies are distinguishable from those cases that have been held by courts, and advocated by the Staff Report, to be transactions in securities. For example, neither we nor any of our affiliates are involved in the fractionalization of life insurance policies, and we presently do not purchase significant amounts of variable life insurance policies. As a practical matter, if all or a majority of our life insurance policies were deemed to be “securities” under federal securities laws, either through an expansion of the definition of what constitutes a “security,” the expansion of the types of transactions in life insurance policies that would constitute transactions in “securities,” or the elimination or limitation of available exemptions and exceptions (whether by statutory change, regulatory change, or administrative or court interpretation), then we or one or more of our affiliated entities could become subject to the federal Investment Company Act of 1940. This outcome would likely have a material and negative effect on our company by imposing additional regulations and rules to our governance structure, operations, and our capital structure. In particular, this outcome would likely cause us to be in violation of existing covenants under our senior credit facilities requiring us not to operate or be characterized as an “investment company” under the Investment Company Act of 1940. This breach would likely adversely affect our liquidity and increase our cost of capital and operational expenses, all of which would adversely affect our operating results. Such an outcome could also threaten our ability to satisfy our obligations as they come due and the viability of our business.

If actuarial assumptions we obtain from third-party providers and rely on to calculate our expected returns on our investments in life insurance policies change, our operating results and cash flow could be adversely affected, as well as the value of our collateral and our ability to service our debt obligations.

The expected internal rate of return we calculate is based upon the probability of an insured’s mortality over an actuarial life expectancy estimate. We presently obtain these estimates from third-party medical-actuarial underwriting companies. In the case of small face policies, which we currently define as policies with $1.0 million or less in face value of policy benefits, we may choose not to obtain any estimates, and instead use proprietary mortality tables or other techniques to develop our own life expectancy for an insured. In addition to actuarial life expectancies, we rely on a pricing and premium forecasting software model developed by a third-party actuarial firm for the valuation of policies we purchase, future mortality revenues, and the calculation of anticipated internal rates of return. These pricing models forecast the estimated future premiums due as well the future mortalities of insureds.

All actuarial life expectancies (and related forecasting software) are subject to interpretation and change based on evolving medical technology, actuarial data, and analytical techniques. Additionally, we are required under the borrowing agreements for our $172 million credit facility to update life expectancy estimates for the applicable policies once every two years (as opposed to our current practice of updating those estimates once every three years). We cannot be certain what impact those updates will have. Nevertheless, our prior experience in updating life expectancies has generally resulted in longer life expectancies for most, but not all, of the insureds within our portfolio. Any increase in the actuarial life expectancy estimates of insureds within our portfolio could have a materially adverse effect on our operating results and cash flow, and our balance sheet. Adverse impacts on the value of our life insurance policy portfolio or our cash flow could in turn impair the value of the collateral we have pledged to our creditors and our ability to service our debt and obligations as they come due.

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

For example, we use a modeling method for projecting cash flows known as the “probabilistic method.” This is an actuarial method that uses the probability of an insured’s mortality over time (a mortality curve) to project the flow of policy benefits to us and to project premiums that must be paid. Thus far, we have in fact experienced fewer cash flows from policy benefits than projected in the early stages of ownership of our current life insurance policy portfolio using this method. We had expected to receive approximately $242.4 million cumulative policy benefits as of December 31, 2016, and in fact received $126.3 million. This has resulted in greater than expected premium payments, increasing such expected payments from an expected $142.5 million to $151.4 million. Barring significant mortality improvements (i.e., medical discoveries or advancements relating to the medical conditions of insureds), however, the fact that actual results have differed from the expectations derived from the probabilistic method of projecting cash flows should ordinarily result in greater cash flows in later stages of ownership.

We update our projected future cash flows each month using the probabilistic method to reflect the actual experience within our life insurance policy portfolio to date. We use the current future cash flow projection to generate our expected internal rate of return on the life insurance policy portfolio we own. We would expect to change our method of calculating our future cash flows only if leading actuarial firms determined that such a methodology was no longer the most appropriate means of projecting cash flows from a life insurance policy portfolio. Any change to the pricing model, methodology, premium forecasting assumptions, cash flow projections, or the mortality assumptions accompanied therewith that increase the projected cost-of-insurance premiums or decrease the probability of mortality could have a material and adverse impact on our cash flows and financial condition. Ultimately, this could adversely affect our ability to meet our debt service and repayment obligations and our viability.

Cost-of-insurance (premium) increases could materially and adversely affect our financial condition and our profitability.

We are subject to the risk of increased cost-of-insurance (“COI”) charges (i.e., premium charges) for the universal life insurance policies we own in our portfolio. Approximately 16% of the policies in our portfolio have premium levels that are guaranteed, under the terms of the policy, to keep the policy’s death benefit in force even in a situation where the policy’s cash account has been wholly depleted. On the remaining 84% of our policies we pay the “non-guaranteed COI charges,” and therefore we are subject to the risk that the insurer could increase the COI charges for the policy. In all cases, the amount of increase is subject to limits set forth in the insurance policy. Because very few of the policies we own have significant cash account value balances, any COI increase will require us to use more cash to satisfy the minimum premium amount required to keep the policy in force.

A COI increase can be expected to impair the value of the affected policy since extra expense (i.e., additional premium amounts) will be required to keep the policy in force, and such extra expense will diminish the economic value, or return, of the policy upon the mortality of the insured. As a result, any widespread COI increases in policies owned in our portfolio would likely have a material and adverse effect on the value of our portfolio, which in turn would materially and adversely affect our financial condition and our profitability.

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

We rely on our information systems to effectively manage our operational and financial functions.  Our computer systems, Internet web sites, telecommunications, and data networks are also vulnerable to damage or interruption from power loss, natural disasters and attacks from viruses or hackers, including cybersecurity threats and incidents.  Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to information technology systems to targeted measures directed at us, our databases, policies, and/or the subjects of acquired policies.  Although we utilize various procedures and controls to attempt to mitigate our exposure to these risks, attacks are evolving and unpredictable and we cannot guarantee that any risk prevention measures implemented will be successful. System failures or interruptions, including those relating to cybersecurity or arising from cyber-attacks, could breach the security of the personal information of the subjects of the acquired policies and could adversely affect our reputation, business, financial condition, and operating results.

Risks Unique to Our Company

We have a relatively limited history of operations and our earnings and cash flows may be volatile, resulting in uncertainty about our ability to service and repay our debt when it comes due and uncertainty about our prospects generally.

We are a company with a limited history, which makes it difficult to accurately forecast our earnings and cash flows. During the year ended December 31, 2016, we incurred a net loss of $3.1 million, and in the year ended December 31, 2015, we incurred a net loss of $7.4 million. Our lack of a significant history and the evolving nature of the market in which we operate make it likely that there are risks inherent to our business that are yet to be recognized by us or others, or not fully appreciated, and that could result in us earning less than we anticipate or even suffering further losses. As a result of the foregoing, an investment in our securities necessarily involves uncertainty about the stability of our earnings, cash flows and, ultimately, our ability to service and repay our debt and our prospects generally. In addition, any earnings volatility we experience may adversely affect the market price of our common stock.

We may in the future rely, in part, on new and unproven technology as part of our underwriting processes. If the mortality predictions we obtain through use of this technology proves inaccurate, our results of operation and financial condition could be materially and adversely affected.

We recently exercised our option to license, on an exclusive basis for use in the life insurance industry, new technology (which we call “M-Panel” technology) that we believe may be applied to assist us with the mortality predictions in the course of underwriting and valuing life insurance policies. This M-Panel technology, however, has not yet been commercially applied in the manner we envision, and it is possible that we will be unable to elicit more accurate mortality predictions through its use. It is also possible that the mortality predictions we obtain through the use of this M-Panel technology will prove inaccurate, and perhaps materially so. In such a case, our failure to accurately forecast mortalities could have a material and adverse effect on our results of operation and financial condition, which could in turn materially and negatively affect the price of our common stock and our ability to satisfy our debts.

We may be unable to enter into a license prohibiting competitors from using the M-Panel technology, and we may be required to obtain additional licenses from other parties prior to our use of that technology. If we encounter difficulties in these regards, we may be forced to develop our own proprietary processes, the success of which may not be certain. Difficulties we encounter in our efforts to use or develop, and protect, intellectual property may prove costly and affect our results of operations.

Although we recently exercised our option to exclusively license M-Panel technology for use in the life insurance industry, we have not yet entered into a written license agreement for this purpose. We continue, however, negotiating the terms and conditions of that written license agreement and assessing the scope of protection we would obtain through such an agreement. The intellectual property rights (relating to the M-Panel technology) that we have a right to license are the subject of a provisional patent, and no patent protection will be afforded those rights unless and until a non-provisional patent application is filed with the U.S. Patent and Trademark Office, which filing is beyond our control. If the patent for the M-Panel technology were to issue and we were to enter into the license agreement, we would be legally entitled to prevent third parties from using any part of the technology that is both covered by the claims of the patent and licensed to us. If, on the other hand, no patent is ultimately granted with respect to the M-Panel technology (or the scope of claims is too narrow to afford us with meaningful protection), or if we are unable to enter into a license agreement, we may be unable to prevent third parties from using the M-Panel technology. This outcome may severely diminish any competitive advantage we hope to obtain through our use of the M-Panel technology.

We are aware that other patent applications pending in the U.S. Patent and Trademark Office may have scopes of claims that overlap with the claims contained in the provisional patent application filed with respect to the M-Panel technology. If those other patents were to issue with scopes of claims that in fact overlap with the claims in any patent application for the M-Panel technology, we would likely be required to enter into a license agreement with other third parties before we could use processes that are covered by those overlapping claims. We may be unable, however, to procure such a license, and even if we are able to procure such a license it may prove too costly for us. Alternatively, we would ourselves be required to develop other processes that would not overlap with other patent claims. Our own development of these processes could be costly and time consuming and may ultimately prove unsuccessful.

In sum, any difficulties we encounter in our efforts to use (through a license), or develop, and ultimately protect, intellectual property from which we hope to gain a competitive advantage and enter into new insurance-related markets could prove costly and time-consuming enough to materially and adversely affect our results of operations.

The technology we license may subject us to claims of infringement or invalidity from third parties, and the magnitude of this risk to our business generally rises if and as we become more successful in employing and relying on the technology. Any such claims would be complex and costly, and adverse outcomes could undermine the competitive advantages we seek.

Our reliance on M-Panel technology (or any other technology we own or license) will subject us to the risk that other parties may assert, rightly or wrongly, that our intellectual property rights are invalid or violate the rights of those parties, as well as the risk that our intellectual property rights will be infringed upon by third parties. Any outcome that invalidates our intellectual property rights or that otherwise diminishes the competitive advantages obtained, at least in part, through the use of those rights could have a material and adverse effect on our competitive position and our prospects.

Commercializing the M-Panel or other technology may require significant expenses, may cause us to incur losses, and may ultimately prove ineffective in disrupting the life insurance and related industries in which we operate.

We intend to pursue new business models and business strategies in the insurance industry with M-Panel or similar technology. This M-Panel technology, however, has not yet been commercially applied in the manner we envision, and it is possible that we will incur losses as a result of these operations. The mortality predictions we obtain through M-Panel technology may prove inaccurate. In such a case, our failure to accurately forecast mortalities could have a material and adverse effect on our results of operation and financial condition, which could in turn materially and negatively affect the price of our common stock and our ability to satisfy our debts.

We may not be able to raise the capital that we are seeking from our securities offerings, and may be unable to meet our overall business objective of growing a larger, actuarially diverse portfolio of life insurance.

Our offer and sale of preferred stock (e.g., our Series A Convertible Preferred Stock, our Redeemable Preferred Stock and our Series 2 Redeemable Preferred Stock) and our L Bond offerings are the principal means by which we intend to raise funds needed to meet our goal of growing a larger and more statistically diverse portfolio likely to meet our cash flow projections. While we plan to continue financing our business, if we are unable to continue to do so for any reason we may be unable to meet our goal. In addition, if actual cash flows from our portfolio of life insurance policies do not occur as our actuarial projections have forecasted, we could be forced to sell our investments in life insurance policies in order to service or satisfy our debt-related obligations. If we are forced to sell investments in life insurance policies or our entire portfolio, we may be unable to sell them at prices we believe are optimal, and may not be able to sell them at prices that approximate the discount rate we have applied to value our portfolio, particularly if our sale of policies occurs at a time when we are (or are perceived to be) in distress. In any such event, our business and the value of our securities, including preferred shares, may be materially and adversely impacted.

Accuracy of the life expectancy estimates and mortality curves we use for small face policies could have a material and adverse effect on our results of operation and financial condition.

As of December 31, 2016, we owned 359 “small face” life insurance policies (i.e., a policy with $1 million in face value benefits or less) having $193 million in face value of insurance benefits. The underwriting processes and mortality curves we use to evaluate, price and purchase small face policies are different from, and may not be as reliable as, the processes we use for life insurance policies with larger face values of benefits. In particular, the processes used to develop these life expectancy reports are less extensive than traditional methods. Although we have professional actuarial guidance in the use and application of mortality curves to price and value small face policies, the application of these mortality curves may not be as reliable as or more subject to adjustment than the processes we use for larger face value of benefits. As the face value of our small face policies increases relative to the size of our total portfolio, the accuracy with which we have estimated life expectancies and mortality curves for these policies will become increasingly material to our business. Any shortcomings in the processes we have used to evaluate, price, purchase and value the small face policies we own could have a material and adverse effect on our results of operation and financial condition. Any such outcomes would likely have a negative and possibly material effect on the price of our common stock and our ability to satisfy our debts.

We depend upon cash distributions from our subsidiaries, and contractual restrictions on distributions to us or adverse events at one of our operating subsidiaries could materially and adversely affect our ability to pay our debts and to continue to operate our business.

GWG Holdings is a holding company. As a holding company, we conduct our operations through operating subsidiaries, and as such our most significant assets are cash and our ownership interests in our subsidiaries. Accordingly, our ability to meet our obligations, including our debt-related and dividend-payment obligations, materially depends upon the ability of our subsidiaries to make cash distributions to us. In this regard, the ability of our subsidiaries to make distributions to us is, and will continue to be, restricted by certain negative covenants in the agreement governing our revolving senior credit facilities.

If any of these contractual limitations were to materially impede the flow of cash to us, such circumstance would materially and adversely affect our ability to service and repay our debt, including obligations under the L Bonds and Series I Secured Notes, and make cash dividend payments to holders of our preferred stock offerings.

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

As of December 31, 2016, we had approximately $387.1 million in principal amount of L Bonds outstanding, and approximately $16.6 million in principal amount of Series I Secured Notes outstanding. By virtue of GWG Life’s full and unconditional guarantee of obligations under the L Bonds, and other agreements contained in or made in connection with the indenture, the L Bonds are pari passu in right of payment and collateral with the Series I Secured Notes. The indenture governing the L Bonds, and the note issuance and security agreement governing the Series I Secured Notes, each provide for cross defaults upon an event of default under the provisions of the other agreement (i.e., an event of default under the note issuance and security agreement will constitute an event of default under the indenture for the L Bonds, and vice versa).

Since we first issued our Series I Secured Notes, we have experienced $166.3 million in maturities, of which $125.0 million has renewed for an additional term, as of December 31, 2016. This has provided us with an historical renewal rate of approximately 75% for investments in our Series I Secured Notes. Since we first issued our L Bonds, we have experienced $282.1 million in maturities, of which $181.5 million has renewed for an additional term, as of December 31, 2016. This has provided us with an historical renewal rate of approximately 64% for investments in our L Bonds. Future contractual maturities of Series I Secured Notes and L Bonds as of December 31, 2016 are as follows:

Years Ending December 31,	Series I Secured Notes	L Bonds	Total
2017	$10,523,000	$106,955,000	$117,478,000
2018	2,401,000	109,407,000	111,808,000
2019	1,024,000	90,463,000	91,487,000
2020	1,725,000	20,679,000	22,404,000
2021	941,000	28,923,000	29,864,000
Thereafter	-	30,640,000	30,640,000
	$16,614,000	$387,067,000	$403,681,000

If investors holding existing indebtedness which matures do not elect to renew their investments and we do not at such time have or have access to sufficient capital, then we may need to liquidate some of our investments in life insurance policies earlier than anticipated. In such an event, we may be unable to sell those policies at prices we believe are fair or otherwise appropriate and such sales could have a material and adverse impact on our results of operations and financial condition. See also “We may not be able to raise the capital that we are seeking . . . .”

Because we intend to hold our life insurance policies to their maturity, we therefore measure our debt coverage ratio against the interest cost of our debt obligations, which may not reflect the sale price of our life insurance policies if we were to liquidate them.

We intend to hold our life insurance policy investments until they are paid out at the mortality of the insured. As a result, we measure our debt coverage ratio based on the portfolio’s gross expected yield against the interest cost of our total debt obligations to finance the portfolio. The debt coverage ratio, expressed as a percentage, is defined as the ratio of (i) total amounts outstanding on interest-bearing debt, over (ii) the net present asset value of all life insurance assets we own, plus any cash held in our accounts. For this purpose, the net present asset value of our life insurance assets is calculated as the present value of the life insurance portfolio’s expected future cash flows discounted at the weighted-average interest rate of the interest bearing indebtedness for the previous month. Under the indenture governing the L Bonds, the maximum amount of such securities we may issue at any time is limited to an amount such that our debt coverage ratio does not exceed 90%. This limitation is designed to provide some comfort to our L Bond holders that the value of our assets exceeds our obligations to those holders. Nevertheless, the debt coverage ratio (as calculated) is not based on the fair value of our life insurance policies, which may be different — greater or less — than the amount we would receive if we were forced to sell those assets in the marketplace. Furthermore, mere compliance with the debt coverage ratio does not account for the significant transactional costs that could be associated with a sale of all or any significant portion of our portfolio.

Our controlling stockholders and principal executives are involved in litigation “clawback” claims, and it is possible that adverse outcomes from these claims could negatively affect us.

Our Chief Executive Officer, Jon R. Sabes, and our corporate secretary and Executive Vice President of Originations and Servicing, Steven F. Sabes, who together beneficially own or control approximately 70% of our common stock, are subject to litigation relating to claims by a bankruptcy trustee for loan payments made to an affiliate, Opportunity Finance, LLC. The litigation stems from the 2010 conviction of an individual operating a fraudulent business, which business filed for bankruptcy in 2008. The bankruptcy trustee alleges that loan repayments to Opportunity Finance were avoidable transfers under preference or other legal theories and seeks to recover amounts for other creditors of the bankruptcy estate. Case No. 08-45257 (U.S. Bankruptcy Court District of Minnesota). Such payments may ultimately be deemed to be avoidable transfers under preference or other legal theories. In addition, GWG Holdings invested $1.0 million in Opportunity Finance, LLC in 2006 and was repaid and received $176,948 of interest income from that investment in 2007. To date no claim has been made against GWG.

While we believe there are numerous meritorious defenses to the claims made by the bankruptcy trustee and others, and we are advised that the defendants in that action will vigorously defend against the trustee’s claims, such defendants may not prevail. If the bankruptcy trustee were to succeed in any effort to sell or transfer the equity interests of Jon R. Sabes or Steven F. Sabes in our company as a result of the litigation, there could be a change in control of our company, and our company and business could be materially and adversely impacted. Such adverse results would likely arise a breach of negative change-in-control covenants contained in our senior credit facility agreements. In addition, such an event would adversely affect holders of our L Bonds by reducing the number of shares of common stock of GWG Holdings that have been pledged as collateral security for our obligations under those securities. Finally, regardless of the outcome of this litigation, these matters may distract management and reduce the time and attention that they are able to devote to our business.

The loss of the services of our current executives or other key employees, or the failure to attract additional key individuals, would materially adversely affect our business operations and prospects.

Our financial success is significantly dependent upon the efforts of our current executive officers and other key employees. In addition, our senior credit facility with Autobahn/DZ Bank requires Messrs. Jon R. Sabes and Steven F. Sabes to generally remain active within the business. We have entered into employment agreements with Messrs. Jon R. Sabes, Steven F. Sabes, William B. Acheson, Michael D. Freedman and Jon L. Gangelhoff. Nevertheless, there can be no assurance that these individuals will continue to provide services to us. A voluntary or involuntary termination of employment could have a materially adverse effect on our business operations if we were not able to attract qualified replacements in a timely manner. At present, we do not maintain key-man life insurance policies for any of these individuals. In addition, our success and viability is also dependent to a significant extent upon our ability to attract and retain qualified personnel in all areas of our business, especially our sales, policy acquisition, and financial management team. If we were to lose the members of these service teams, we would need to replace them with qualified individuals in a timely manner or our business operations and prospects could be adversely impacted.

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

We are an “emerging growth company” under federal securities laws, and the reduced reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements normally applicable to public companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a non-binding advisory vote on executive compensation, and delayed adoption of new or revised financial accounting standards. We could be an emerging growth company through 2019, although certain circumstances could cause us to lose that status earlier. It is possible that investors will find our common stock less attractive due to our use of these reduced reporting requirements. If some investors do in fact find our common stock less attractive, there may be a less active trading market for our common stock and our stock price may be more volatile.

We have a merchant cash advance business that presents a number of unique risks.

In February 2016, we acquired certain loan and advance assets from a lender to merchant cash advance funders. A merchant cash advance funder provides small businesses with one or more cash advances structured as the purchase of a portion of a small business’s future receipts. This type of transaction is not characterized or structured as a loan. Small businesses typically seek these advances for working capital purposes to finance their purchase of inventory, equipment, or to otherwise address immediate business needs.

Our activities in this space are currently not significant to our Company as a whole. Nevertheless, this business presents a number of unique risks, including the illiquidity of the cash advance loans and advances; our critical reliance on certain individuals to operate the business; collection issues and challenges given that the merchant cash advances are typically unsecured; and sensitivity to general economic conditions.

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

Our common stock is listed on The NASDAQ Capital Market under the ticker symbol “GWGH.” As of March 15, 2017, there were 93 record holders of our common stock.

The following table shows the high and low sales for our common stock for the periods indicated, as reported by NASDAQ:

Three Months Ended	High	Low
March 31, 2015	$8.72	$6.05
June 30, 2015	$10.50	$6.77
September 30, 2015	$9.41	$7.10
December 31, 2015	$8.48	$4.65
March 31, 2016	$7.19	$4.21
June 30, 2016	$8.75	$5.96
September 30, 2016	$11.56	$6.22
December 31, 2016	$9.65	$7.32

Securities Authorized for Issuance under Equity Compensation Plans

We maintain our 2013 Stock Incentive Plan. The purpose of the 2013 Stock Incentive Plan is to provide a means by which our employees, directors, officers and consultants may be granted an opportunity to purchase our common stock, to assist in retaining the services of such persons, to secure and retain the services of persons capable of filling such positions and to provide incentives for such persons to exert maximum efforts for our success. Under the 2013 Stock Incentive Plan, 616,000 shares of our common stock remain unreserved and available for issuance at December 31, 2016.

The 2013 Stock Incentive Plan was approved by our stockholders. The following table sets forth certain information as of December 31, 2016 with respect to securities authorized for issuance under compensation arrangements.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plan approved by stockholders:
2013 Stock Incentive Plan(1)	$1,384,000	$8.01	$616,000
Equity compensation plans not approved by stockholders(1)	199,000	$12.50	-
TOTAL	1,583,000	$8.57	616,000

(1)	The number of securities reserved for issuance upon exercise of outstanding awards granted under the 2013 Stock Incentive Plan includes 1,384,000 stock options. We also had 199,000 outstanding stock options issued outside of the 2013 Stock Incentive Plan.

Unregistered Sales of Securities

In 2016, we issued 99,000 shares of Series A Preferred Stock as in-kind dividends payable on account of the Series A Preferred Stock. These shares were in reliance on the private placement exemption under Section 4(a)(2) of the Securities Act of 1933.

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

The words “believe,” “could,” “possibly,” “probably,” “anticipate,” “estimate,” “project,” “expect,” “may,” “will,” “should,” “seek,” “intend,” “plan,” “expect,” or “consider” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from such statements.

●	changes in the secondary market for life insurance;
●	changes resulting from the evolution of our business model and strategy with respect to the life insurance industry;
●	our limited operating history;
●	the valuation of assets reflected on our financial statements;
●	the reliability of assumptions underlying our actuarial models, including our life expectancy estimates;
●	our reliance on debt financing;
●	risks relating to the validity and enforceability of the life insurance policies we purchase;
●	risks relating to our ability to license and effectively apply technologies to improve and expand the scope of our business;
●	our reliance on information provided and obtained by third parties;
●	federal, state and FINRA regulatory matters;
●	competition in the secondary market of life insurance;
●	the relative illiquidity of life insurance policies;
●	our ability to satisfy our debt obligations if we were to sell our entire portfolio of life insurance policies;
●	life insurance company credit exposure;
●	cost-of-insurance (premium) increases on our life insurance policies;
●	general economic outlook, including prevailing interest rates;
●	performance of our investments in life insurance policies;
●	financing requirements;
●	risks associated with the merchant cash advance business;
●	litigation risks;
●	restrictive covenants contained in borrowing agreements; and
●	our ability to make cash distributions in satisfaction of dividend obligations and redemption requests.

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

Overview

We are a financial services company committed to finding new ways of disrupting and transforming the life insurance and related industries through innovative products and services, business processes, financing strategies, and advanced genomic technology. Historically, we have focused on creating opportunities for consumers to obtain significantly more value for their life insurance policies as compared to the traditional options offered by the insurance industry. As part of our business, we create opportunities for investors to receive income and capital appreciation from our various activities in the life insurance and related industries.

Critical Accounting Policies

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with the Generally Accepted Accounting Principles (GAAP) requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our judgments, estimates, and assumptions on historical experience and on various other factors believed to be reasonable under the circumstances. Actual results could differ materially from these estimates. We evaluate our judgments, estimates, and assumptions on a regular basis and make changes accordingly. We believe that the judgments, estimates, and assumptions involved in valuing our investments in life insurance policies have the greatest potential impact on our consolidated financial statements and accordingly believe these to be our critical accounting estimates. Below we discuss the critical accounting policies associated with these estimates as well as certain other critical accounting policies.

Ownership of Life Insurance Policies—Fair Value Option

We account for the purchase of life insurance policies in accordance with ASC 325-30, Investments in Insurance Contracts (“ASC 325-30”), which requires us to use either the investment method or the fair value method. We have elected to account for all of our life insurance policies using the fair value method.

The fair value of our life insurance policies is determined as the net present value of the life insurance portfolio’s future expected cash flows (policy benefits received and required premium payments) that incorporates current life expectancy estimates and discount rate assumptions.

We initially record our purchase of life insurance policies at the transaction price, which is the amount paid for the policy, inclusive of all external fees and costs associated with the acquisition. The fair value of our investment in our portfolio of insurance policies is evaluated at the end of each subsequent reporting period. Changes in the fair value of our portfolio are based on periodic evaluations and are recorded in our consolidated and combined statement of operations as changes in fair value of life insurance policies.

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

The Society of Actuaries recently finalized the 2015 Valuation Basic Table (“2015 VBT”). The 2015 VBT is based on a much larger dataset of insured lives, face amount of policies and more current information compared to the dataset underlying the 2008 Valuation Basic Table. The new 2015 VBT dataset includes 266 million policies compared to the 2008 VBT dataset of 75 million. The experience data in the 2015 VBT dataset includes 2.55 million claims on policies from 51 insurance carriers. Life expectancies implied by the 2015 VBT are generally longer for male and female nonsmokers between the ages of 65 and 80, while smokers and insureds of both genders over the age of 85 have significantly lower life expectancies. We adopted the 2015 VBT in our valuation process in June 2016.

In the past, we attempted to update the independent life expectancy estimates on the insured lives in our portfolio, other than insured lives covered under small face amount policies (i.e., $1 million in face value benefits or less), on a continuous rotating three-year cycle. Under the terms of our senior credit facility with LNV Corporation, however, we are required to attempt to update life expectancies on a rotating two-year cycle. Our prior experience in updating life expectancies has generally resulted in longer life expectancies for most, but not all, of the insureds within our portfolio. For more information about life expectancy estimates and their impact upon our business and financial statements, please see Risk Factors (“If actuarial assumptions we obtain from third-party providers . . . .”), and Note 4 to our financial statements.

During 2016 we identified 46 policies with combined face value of $109.9 million in our portfolio that were subject to COI rate changes. These increased charges resulted in a $6.5 million reduction in the fair value of our portfolio.

We are aware of one additional pending COI increase affecting our portfolio.

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

The table below provides the discount rate used to estimate the fair value of our portfolio of life insurance policies for the period ending:

December 31, 2016	December 31, 2015
10.96%	11.09%

The change in the discount rate incorporates current information about discount rates applied by other reporting companies owning portfolios of life insurance policies, discount rates observed by us in the life insurance secondary market, market interest rates, credit exposure to the issuing insurance companies, and our estimate of the risk premium a purchaser would require to receive the future cash flows derived from our portfolio of life insurance policies. The discount rate we choose assumes an orderly and arms-length transaction (i.e., a non-distressed transaction in which neither seller nor buyer is compelled to engage in the transaction), which is consistent with related GAAP guidance. The carrying value of policies acquired during each quarterly reporting period are adjusted to their current fair value using the fair value discount rate applied to the entire portfolio as of that reporting date.

We engaged MAPS to prepare a calculation of our life insurance portfolio. MAPS owns and maintains the portfolio pricing software we use. MAPS processed policy data, future premium data, life expectancy estimate data, and other actuarial information to calculate a net present value for our portfolio using the specified discount rate of 10.96%. MAPS independently calculated the net present value of our portfolio of 690 policies to be $511.2 million and furnished us with a letter documenting its calculation. A copy of such letter is filed as Exhibit 99.1 to this report.

Deferred Income Taxes

Under ASC 740, Income Taxes (“ASC 740”), deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established for deferred tax assets that are not considered “more likely than not” to be realized. Realization of deferred tax assets depends upon having sufficient past or future taxable income in periods to which the deductible temporary differences are expected to be recovered or within any applicable carryback or carryforward periods. After assessing the realization of the net deferred tax assets, we believe that it is “more likely than not” that we will be able to realize all of our deferred tax assets other than those which are expected to result in a capital loss.

Deferred Financing and Issuance Costs

Financing costs, which include issuance costs, sales commissions and other direct expenses, incurred under the senior credit facilities were capitalized and are amortized using the straight-line method over the term of the senior credit facilities. The Series I Secured Note obligations are reported net of financing costs, which are amortized using the interest method over the term of each respective borrowing. The L Bonds are reported net of financing costs, which are amortized using the interest method over the term of each respective borrowing.

Principal Revenue and Expense Items

We earn revenues from the following three primary sources.

●	Life Insurance Policy Benefits Realized. We recognize the difference between the face value of the policy benefits and carrying value when an insured event has occurred and determine that settlement and collection of the policy benefits is realizable and reasonably assured. Revenue from a transaction must meet both criteria in order to be recognized. We generally collect the face value of the life insurance policy from the insurance company within 45 days of the insured’s mortality.

●	Change in Fair Value of Life Insurance Policies. We value our portfolio investments for each reporting period in accordance with the fair value principles discussed herein, which reflects the expected payment of premiums for future periods as shown in our consolidated financial statements net premium costs.

●	Sale of a Life Insurance Policy. In the event of a sale of a policy, we recognize gain or loss as the difference between the sale price and the carrying value of the policy on the date of the receipt of payment on such sale.

Our main components of expense are summarized below.

●	Selling, General and Administrative Expenses. We recognize and record expenses incurred in our business operations, including operations related to the purchasing and servicing of life insurance policies. These expenses include salaries and benefits, sales, marketing, occupancy and other expenditures.

●	Interest and Dividends. We recognize and record interest expenses associated with the costs of financing our life insurance portfolio for the current period. These expenses include interest paid to our senior lender under our senior credit facilities, interest paid on our L Bonds and other outstanding indebtedness such as our Series I Secured Notes. When we issue debt, we amortize the financing costs associated with such indebtedness over the outstanding term of the financing, and classify it as interest expense.

Results of Operations — 2016 Compared to 2015

The following is our analysis of the results of operations for the periods indicated below. This analysis should be read in conjunction with our consolidated financial statements and related notes.

Revenue.	Years Ended December 31,
	2016	2015
Revenue recognized from the receipt of policy benefits	$37,459,000	$26,721,000
Revenue recognized from the change in fair value of life insurance policies, net of premiums and carrying costs (1)	30,343,000	12,660,000
Gain on life insurance policies, net	$67,802,000	$39,381,000
Number of policies matured	23	9
The change in fair value related to new policies acquired during the year	$38,205,000	$24,550,000

(1)	The discount rate applied to estimate the fair value of the portfolio of life insurance policies we own was 10.96% and 11.09% as of December 31, 2016 and 2015, respectively. The carrying value of policies acquired during each quarterly reporting period is adjusted to current fair value using the fair value discount rate applied to the entire portfolio as of that reporting date.

Expenses.
	2016	2015	Increase
Employee compensation and benefits (1)	$11,784,000	$8,010,000	$3,774,000
Interest expense (including amortization of deferred financing costs) (2)	42,343,000	29,519,000	12,824,000
Legal and professional expenses (3)	3,947,000	3,153,000	794,000
Other expenses (4)	10,677,000	7,784,000	2,893,000
Total expenses	$68,751,000	$48,466,000	$20,285,000

(1)	We hired additional members to our sales, marketing and information technology teams. At the end of 2015 we employed approximately 50 employees, at the end of 2016 our headcount rose to approximately 70 employees.
(2)	The increase was due to the increase in the average debt and preferred stock outstanding from approximately $332.8 million in 2015 to approximately $471.4 million in 2016.
(3)	Increase is due to SEC filings and other costs related to securities offerings and on-going compliance.
(4)	Increase is due to increased insurance, investor relations, marketing and business development expenses.

Deferred Income Taxes. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance may be established for any portion of deferred tax assets that is not considered “more likely than not” to be realized. Realization of deferred tax assets depends upon having sufficient past or future taxable income in periods to which the deductible temporary differences are expected to be recovered or within any applicable carryback or carryforward periods. After assessing the realization of net deferred tax assets, we believe that it is “more likely than not” that we will be able to realize all of our deferred tax assets other than those which are expected to result in a capital loss.

We also provided a valuation allowance against the deferred tax asset related to tax basis capital loss generated with respect to our settlement and subsequent disposal of an earlier investment. As we have no expectation of generating offsetting capital gains with the applicable carryforward period, we do not believe that it is “more likely than not” that the deferred asset will be realized.

Income Tax Expense. We incurred income tax expense of $0.3 million in 2016 and realized income tax benefits of $3.5 million in 2015. The effective tax rate for the 12 months ended December 31, 2016 and 2015, was 46% and 39.7%, respectively, compared to a statutory rate of 34%.

The following table provides a reconciliation of our income tax benefit at the statutory federal tax rate to our actual income tax benefit:

	2016		2015
Statutory federal income tax	$247,000	34.0%	$(3,004,000)	34.0%
State income taxes, net of federal benefit	56,000	7.8%	(561,000)	6.3%
Other permanent differences	30,000	4.2%	55,000	(0.6)%
Total income tax expense	$333,000	46.0%	$(3,510,000)	39.7%

The most significant temporary differences between GAAP net income and taxable net income are the treatment of interest costs with respect to the acquisition of the life insurance policies and revenue recognition with respect to the mark-to-market of life insurance portfolio.

Liquidity and Capital Resources

We finance our business through a combination of life insurance policy benefit receipts, origination fees, equity offerings, debt offerings, and our senior credit facilities. We have used our debt offerings and our senior credit facilities primarily for policy acquisition, policy servicing, and portfolio-related financing expenditures including paying principal and interest.

As of December 31, 2016 and December 31, 2015, we had approximately $121.7 million and $74.4 million, respectively, in combined available cash, cash equivalents, policy benefits receivable, if any, and available borrowing base surplus capacity, if any, under our senior credit facilities for the purpose of purchasing additional life insurance policies, paying premiums on existing policies, paying portfolio servicing expenses, and paying principal and interest on our outstanding financing obligations.

Financings Summary

We had the following outstanding debt balances as of December 31, 2016 and December 31, 2015:

	As of December 31, 2016		As of December 31, 2015
Issuer/Borrower	Principal Amount Outstanding	Weighted Average Interest Rate	Principal Amount Outstanding	Weighted Average Interest Rate
GWG Holdings, Inc. – L Bonds	$387,067,000	7.23%	$282,171,000	7.18%
GWG Life, LLC – Series I Secured Notes	16,614,000	8.68%	23,578,000	8.47%
GWG DLP Funding III, LLC; IV, LLC – Senior credit facilities	162,725,000	7.34%	65,011,000	5.58%
Total	$566,406,000	7.30%	$370,760,000	6.98%

In November 2009, our wholly owned subsidiary GWG Life began a private placement of Series I Secured Notes to accredited investors only. This offering was closed in November 2011. As of December 31, 2016 and 2015, we had approximately $16.6 million and $23.6 million, respectively, in principal amount of Series I Secured Notes outstanding.

In September 2011, we concluded a private placement offering of Series A, having received an aggregate $24.6 million in subscriptions for our Series A. These subscriptions consisted of $14.0 million in conversions of outstanding Series I Secured Notes and $10.6 million of new investments. As of December 31, 2016 and 2015, we had approximately $19.7 million and $20.8 million of Series A outstanding.

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

In January 2015, we began publicly offering up to $1.0 billion of L Bonds as a follow-on to our earlier $250.0 million public debt offering. Through December 31, 2016, the total amount of these L Bonds sold, including renewals, was $669.2 million. As of December 31, 2016 and December 31, 2015, respectively, we had approximately $387.1 million and $282.2 million in principal amount of L Bonds outstanding.

In October 2015, we began publicly offering up to 100,000 shares of our RPS at a per-share price of $1,000. As of December 31, 2016 we had issued approximately $59.0 million stated value of RPS.

On February 14, 2017, we began publicly offering up to 150,000 shares of RPS 2 at a per-share price of $1,000. As of the date of this report we had not sold shares of RPS 2.

The weighted-average interest rate of our outstanding Series I Secured Notes as of December 31, 2016 and December 31, 2015 was 8.68% and 8.47%, respectively, and the weighted-average maturity at those dates was 1.14 and 1.06 years, respectively. The Series I Secured Notes have renewal features. Since we first issued our Series I Secured Notes, we have experienced $166.3 million in maturities, of which as of December 31, 2016, $125.0 million has renewed for an additional term. This has provided us with an aggregate renewal rate of approximately 75% for investments in these securities. Effective September 1, 2016, we no longer renew the Series I Secured Notes.

The weighted-average interest rate of our outstanding L Bonds as of December 31, 2016 and December 31, 2015 was 7.23% and 7.18%, respectively, and the weighted-average maturity at those dates was 2.13 and 2.02 years, respectively. Our L Bonds have renewal features. Since we first issued our L Bonds, we have experienced $282.1 million in maturities, of which $181.5 million has renewed through December 31, 2016 for an additional term. This has provided us with an aggregate renewal rate of approximately 64% for investments in these securities. Effective September 1, 2016, we discontinued the sales and renewals of 6-month and 1-year L Bonds.

Future contractual maturities of Series I Secured Notes and L Bonds at December 31, 2016 are:

Years Ending December 31,	Series I Secured Notes	L Bonds	Total
2017	$10,523,000	$106,955,000	$117,478,000
2018	2,401,000	109,407,000	111,808,000
2019	1,024,000	90,463,000	91,487,000
2020	1,725,000	20,679,000	22,404,000
2021	941,000	28,923,000	29,864,000
Thereafter	-	30,640,000	30,640,000
	$16,614,000	$387,067,000	$403,681,000

The L Bonds and Series I Secured Notes are secured by all of our assets, and are subordinate to our senior credit facilities. The L Bonds and Series I Secured Notes are pari passu with respect to a security interest in our assets pursuant to an intercreditor agreement (see Notes 7 and 8).

We maintain a $105 million senior credit facility with Autobahn/DZ Bank through DLP III. The senior credit facility is used to pay the premium expenses related to our portfolio of life insurance policies. As of December 31, 2016 and 2015, we had approximately $0 million and $65.0 million, respectively, outstanding under the senior credit facility, and maintained an available borrowing base surplus of $0 million and $40 million, respectively. On September 14, 2016, we paid off the senior credit facility in full with funds received from a new senior credit facility with LNV Corporation as described in Note 6.

On September 14, 2016, we entered into a $172 million senior credit facility with LNV Corporation through DLP IV. We intend to use the proceeds from this facility to grow and maintain our portfolio of life insurance policies, for liquidity and for general corporate purposes. As of December 31, 2016 we had approximately $162.7 million outstanding under the senior credit facility.

We expect to meet our ongoing operational capital needs through a combination of policy benefit receipts, origination fees, and proceeds from financing transactions. We expect to meet our policy acquisition, servicing, and financing capital needs principally from the receipt of policy benefit revenues from our portfolio of life insurance policies, net proceeds from our offering of L Bonds, RPS and RPS 2, and from our senior credit facilities. Because we only receive origination fees when we purchase a policy, our receipt of those fees is contingent upon our consummation of policy purchases, which is, in turn, contingent upon our receipt of external funding. Despite capital market conditions that are still recovering from the prolonged credit crisis, we have demonstrated continued access to credit and financing markets. Furthermore, we expect that policy benefit receipts will increase as the average age of the insureds increase and mortality events occur over time with greater frequency. As a result of the foregoing, we estimate that our liquidity and capital resources are sufficient for our current and projected financial needs. Nevertheless, if we are unable to continue our offerings for any reason (or if we become unsuccessful in selling our securities), and we are unable to obtain capital from other sources, our business will be materially and adversely affected. In addition, our business will be materially and adversely affected if we do not receive the policy benefits we forecast and if holders of our L Bonds or Series I Secured Notes fail to renew with the frequency we have historically experienced. In such a case, we could be forced to sell our investments in life insurance policies to service or satisfy our debt-related and other obligations.

Capital expenditures have historically not been material and we do not anticipate making material capital expenditures in 2016 or beyond.

Debt Financings Summary

The table below reconciles the face amount of our outstanding debt to the carrying value shown on our balance sheet:

	As of December 31, 2016	As of December 31, 2015
Total senior facilities and other indebtedness
Face amount outstanding	$162,725,000	$65,011,000
Unamortized selling costs	$(6,660,000)	$(1,731,000)
Carrying amount	$156,065,000	$63,280,000

Series I Secured Notes:
Face amount outstanding	$16,614,000	$23,578,000
Unamortized selling costs	$(209,000)	$(290,000)
Carrying amount	$16,405,000	$23,288,000

L Bonds:
Face amount outstanding	$387,067,000	$282,171,000
Subscriptions in process	$5,882,000	$2,470,000
Unamortized selling costs	$(11,636,000)	$(8,158,000)
Carrying amount	$381,313,000	$276,483,000

Portfolio Assets and Secured Indebtedness

At December 31, 2016, the fair value of our investments in life insurance policies of $511.2 million plus our cash balance of $78.5 million and our restricted cash balance of $37.8 million, plus matured policy benefits receivable of $5.3 million, totaled $632.9 million representing an excess of portfolio assets over secured indebtedness of $66.4 million. At December 31, 2015, the fair value of our investments in life insurance policies of $356.6 million plus our cash balance of $34.4 million and our restricted cash balance of $2.3 million, totaled $393.3 million, representing an excess of portfolio assets over secured indebtedness of $22.5 million.

The following forward-looking table seeks to illustrate the impact of the sale of our portfolio of life insurance assets at various discount rates on our ability to satisfy our debt obligations as of December 31, 2016. In all cases, the sale of the life insurance assets owned by DLP III and DLP IV will be used first to satisfy all amounts owing under the respective senior credit facilities. The net sale proceeds remaining after satisfying all obligations under the senior credit facilities would be applied to L Bonds and Series I Secured Notes on a pari passu basis.

Portfolio Discount Rate	10%	11%	12%	13%	14%
Value of portfolio	$533,372,000	$507,733,000	$484,146,000	$462,397,000	$442,299,000
Cash, cash equivalents and policy benefits receivable	121,659,000	121,659,000	121,659,000	121,659,000	121,659,000
Total assets	655,031,000	629,392,000	605,805,000	584,056,000	563,958,000
Senior credit facilities	162,725,000	162,725,000	162,725,000	162,725,000	162,725,000
Net after senior credit facilities	492,306,000	466,667,000	443,080,000	421,331,000	401,233,000
Series I Secured Notes and L Bonds	403,681,000	403,681,000	403,681,000	403,681,000	403,681,000
Net after Series I Secured Notes and L Bonds	88,625,000	62,986,000	39,399,000	17,650,000	(2,448,000)
Impairment to Series I Secured Notes and L Bonds	No impairment	No impairment	No impairment	No impairment	Impairment

The table illustrates that our ability to fully satisfy amounts owing under the L Bonds and Series I Secured Notes would likely be impaired upon the sale of all our life insurance assets at a price equivalent to a discount rate of approximately 13.94% or higher. At December 31, 2015, the impairment occurred at a discount rate of approximately 14.09% or higher. The discount rates used to calculate the fair value of our portfolio were 10.96% and 11.09% as of December 31, 2016 and December 31, 2015, respectively.

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

Entry into Credit Facility

Effective September 14, 2016, DLP IV entered into a Loan and Security Agreement with LNV Corporation, as lender, and CLMG Corp., as the administrative agent on behalf of the lenders under the agreement. The Loan and Security Agreement makes available a total of up to $172,300,000 in credit to DLP IV with a maturity date of September 14, 2026. Interest will accrue on amounts borrowed under the agreement at an annual interest rate, determined as of each date of borrowing or quarterly if there is no borrowing, equal to (A) the greater of LIBOR or the federal funds rate (as defined in the agreement) plus one-half of one percent per annum, plus (B) 5.75% per annum.

Under the Loan and Security Agreement, DLP IV has granted the administrative agent, for the benefit of the lenders under the agreement, a security interest in all of DLP IV’s assets. As with prior collateral arrangements relating to the senior secured debt of GWG Holdings and its subsidiaries (on a consolidated basis), GWG Holdings’ equity ownership in DLP IV continues to serve as collateral for the obligations of GWG Holdings under the L Bonds (although the life insurance assets owned by DLP IV will not themselves serve directly as collateral for those obligations).

The Loan and Security Agreement, among other things, requires the borrower to maintain a reserve account to pay anticipated servicing fees for maintaining the borrower’s pledged policies, debt service and reasonable administrative and third-party expenses identified under the agreement for 12 months. The approximate amount set aside in the reserve account as of December 31, 2016 is $27 million.

Cash Flows

The payment of premiums and servicing costs to maintain life insurance policies represents our most significant requirement for cash disbursement. When a policy is purchased, we are able to calculate the minimum premium payments required to maintain the policy in-force. Over time as the insured ages, premium payments will increase. Nevertheless, the probability of actually needing to pay the premiums decreases since mortality becomes more likely. These scheduled premiums and associated probabilities are factored into our expected internal rate of return and cash-flow modeling. Beyond premiums, we incur policy servicing costs, including annual trustee, tracking costs, and debt servicing costs, including principal and interest payments all of which are excluded from our internal rate of return calculations. Until we receive a sufficient amount of proceeds from the policy benefits, we intend to pay these costs from our senior credit facilities, when permitted, and through the issuance of debt securities, including the L Bonds, and equity securities including our preferred stock.

The amount of payments for anticipated premiums and servicing costs that we will be required to make over the next five years to maintain our current portfolio, assuming no mortalities, is set forth in the table below.

Years Ending December 31,	Premiums	Servicing	Premiums and Servicing Fees
2017	$44,787,000	$534,000	$45,321,000
2018	50,165,000	534,000	50,699,000
2019	55,685,000	534,000	56,219,000
2020	60,561,000	534,000	61,095,000
2021	67,824,000	534,000	68,358,000
	$279,022,000	$2,670,000	$281,692,000

Our anticipated premium expenses are subject to the risk of increased COI charges (i.e., premium charges) for the universal life insurance policies we own.  In this regard, we are aware of one insurer that has notified us of its intent to increase COI charges on certain life insurance policies.   As a result, we expect that our premium expense will increase and the fair value of our portfolio will be negatively impacted once the insurer has specified and implemented the proposed increases.  Except as noted above, we are not aware of COI increases by other insurers, but we are aware that COI increases have become more prevalent in the industry.  Thus, we expect that we may see additional insurers implementing COI increases in the future.  See also the Risk Factor section of this report (“Cost-of-insurance (premium) increases could materially and adversely affect our financial condition and our profitability.”).

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

Quarter End Date	Portfolio Face Amount ($)	12-Month Trailing Benefits Collected ($)	12-Month Trailing Premiums Paid ($)	12-Month Trailing Benefits/Premium Coverage Ratio
March 31, 2012	482,455,000	4,203,000	14,977,000	28.1%
June 30, 2012	489,255,000	8,703,000	15,412,000	56.5%
September 30, 2012	515,661,000	7,833,000	15,837,000	49.5%
December 31, 2012	572,245,000	7,350,000	16,597,000	44.3%
March 31, 2013	639,755,000	11,350,000	18,044,000	62.9%
June 30, 2013	650,655,000	13,450,000	19,182,000	70.1%
September 30, 2013	705,069,000	18,450,000	20,279,000	91.0%
December 31, 2013	740,648,000	16,600,000	21,733,000	76.4%
March 31, 2014	771,940,000	12,600,000	21,930,000	57.5%
June 30, 2014	784,652,000	6,300,000	22,598,000	27.9%
September 30, 2014	787,964,000	4,300,000	23,121,000	18.6%
December 31, 2014	779,099,000	18,050,000	23,265,000	77.6%
March 31, 2015	754,942,000	46,675,000	23,786,000	196.2%
June 30, 2015	806,274,000	47,125,000	24,348,000	193.5%
September 30, 2015	878,882,000	44,482,000	25,313,000	175.7%
December 31, 2015	944,844,000	31,232,000	26,650,000	117.2%
March 31, 2016	1,027,821,000	21,845,000	28,771,000	75.9%
June 30, 2016	1,154,798,000	30,924,000	31,891,000	97.0%
September 30, 2016	1,272,078,000	35,867,000	37,055,000	96.8%
December 31, 2016	1,361,675,000	48,452,000	40,240,000	120.4%

We believe that the portfolio cash flow results set forth above are consistent with our general investment thesis: that the life insurance policy benefits we receive will continue to increase over time in relation to the premiums we are required to pay on the remaining polices in the portfolio. Nevertheless, we expect that our portfolio cash flow on a period-to-period basis will remain inconsistent until such time as we achieve our goal of acquiring a larger, more diversified portfolio of life insurance policies. As our receipt of life insurance policy benefits increases, we expect to use these cash flows to begin paying down our outstanding indebtedness and purchase additional life insurance policies.

The life insurance policies owned by DLP III is subject to a collateral arrangement with the agent to the revolving credit lender, as described in Note 5. Under this arrangement, collection and escrow accounts are used to fund purchases and premiums of the insurance policies and to pay interest and other charges under our senior credit facilities. The lender and its agent must authorize all disbursements from these accounts, including any distributions to GWG Life or GWG Holdings. If the facility advance rate exceeds 50%, the distributions are limited to an amount that would result in the borrowers (DLP III, GWG Life, and GWG Holdings) realizing an annualized rate of return on the equity funded amount for such assets of not more than 18%, as determined by the agent. After such amount is reached, the credit agreement requires that excess funds be used to fund repayments or a reserve account in a certain amount before any additional distributions may be made. In the future, these arrangements may restrict the cash flows available for payment of principal and interest on our debt obligations.

Inflation

Changes in inflation do not necessarily correlate with changes in interest rates. We presently do not foresee any material impact of inflation on our results of operations in the periods presented in our consolidated financial statements.

Off-Balance Sheet Arrangements

We are party to an office lease with U.S. Bank National Association as the landlord. On September 1, 2015, we entered into an amendment that expanded the leased space to 17,687 square feet and extended the term through August 31, 2025 (see Note 17).

Credit Risk

We review the credit risk associated with our portfolio of life insurance policies when estimating its fair value. In evaluating the policies’ credit risk, we consider insurance company solvency, credit risk indicators, economic conditions, ongoing credit evaluations, and company positions. We attempt to manage our credit risk related to life insurance policies typically by purchasing policies issued only from companies with an investment-grade credit rating by either Standard & Poor’s, Moody’s, or A.M. Best Company. As of December 31, 2016, 96.3% of our life insurance policies, by face value benefits, were issued by companies that maintained an investment-grade rating (BBB or better) by Standard & Poor’s.

Interest Rate Risk

Our senior credit facilities are floating-rate financing. In addition, our ability to offer interest and dividend rates that attract capital (including in our continuous offering of L Bonds, RPS and RPS 2) is generally impacted by prevailing interest rates. Furthermore, while our L Bond, RPS and RPS 2 offerings provide us with fixed-rate debt and equity financing, our debt coverage ratio is calculated in relation to our total cost of debt financing. Therefore, fluctuations in interest rates impact our business by increasing our borrowing costs, and reducing availability under our debt financing arrangements. Furthermore, we calculate our portfolio earnings based upon the spread generated between the return on our life insurance portfolio and the cost of our financing. As a result, increases in interest rates will also reduce the earnings we expect to achieve from our investments in life insurance policies.

Non-GAAP Financial Measures

Non-GAAP financial measures disclosed by our management are provided as additional information to investors in order to provide an alternative method for assessing our financial condition and operating results. These non-GAAP financial measures are not in accordance with GAAP and may be different from non-GAAP measures used by other companies, including other companies within our industry. This presentation of non-GAAP financial information is not meant to be considered in isolation or as a substitute for comparable amounts prepared in accordance with GAAP. See our consolidated financial statements and our audited financial statements contained herein.

We use non-GAAP financial measures for maintaining compliance with covenants contained in our borrowing agreement with Autobahn/DZ Bank and for planning and forecasting purposes. The application of current GAAP standards during a period of significant growth in our business, in which period we are building a large and actuarially diverse portfolio of life insurance, results in current period operating performance that may not be reflective of our long-term earnings potential. Management believes that our non-GAAP financial measures permit investors to better focus on this long-term earnings performance without regard to the volatility in GAAP financial results that can and has occurred during this phase of growth.

Therefore, in contrast to a GAAP fair valuation (mark-to-market), we seek to measure the accrual of the actuarial gain occurring within the portfolio of life insurance policies at our expected internal rate of return based on statistical mortality probabilities for the insureds (using primarily the insured’s age, sex, health and smoking status). The expected internal rate of return tracks actuarial gain occurring within the policies according to a mortality table as the insureds’ age increases. By comparing the actuarial gain accruing within our portfolio of life insurance policies against our adjusted costs during the same period, we can estimate, manage and evaluate the overall financial profitability of our business without regard to mark-to-market volatility. We use this information to balance our life insurance policy purchasing and manage our capital structure, including the issuance of debt and utilization of our other sources of capital, and to monitor our compliance with borrowing covenants. We believe that these non-GAAP financial measures provide information that is useful for investors to understand period-over-period operating results separate and apart from fair value items that could have a disproportionately positive or negative impact on GAAP results in any particular period.

Our senior credit facility with Autobahn/DZ Bank requires us to maintain a “positive net income” and “tangible net worth,” each of which are calculated on an adjusted non-GAAP basis using the method described above, without regard to GAAP-based fair value measures. In addition, our senior credit facility with Autobahn/DZ Bank requires us to maintain an “excess spread,” which is the difference between (i) the weighted average of our expected internal rate of return of our portfolio of life insurance policies and (ii) the weighted average of the Autobahn/DZ Bank senior credit facility’s interest rate.

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

	Years Ended December 31,
	2016	2015
GAAP net loss attributable to common shareholders	$(3,145,000)	$(7,393,000)
Unrealized fair value gain (1)	(70,582,000)	(39,371,000)
Adjusted cost basis increase (2)	72,818,000	52,069,000
Accrual of unrealized actuarial gain (3)	39,551,000	31,566,000
Total adjusted non-GAAP net income (4)	$38,642,000	$36,871,000

(1)	Reversal of unrealized GAAP fair value gain of life insurance policies for current period.
(2)	Adjusted cost basis is increased to include interest, premiums and servicing fees which are not capitalized under GAAP (non-GAAP investment cost basis).
(3)	Accrual of actuarial gain at expected internal rate of return based on the non-GAAP investment cost basis for the period.
(4)	We must maintain an annual positive consolidated net income, calculated on a non-GAAP basis, to maintain compliance with our senior credit facility with Autobahn/DZ Bank.

Adjusted Non-GAAP Tangible Net Worth. We calculate the adjusted tangible net worth by recognizing the actuarial gain accruing within our life insurance policies at the expected internal rate of return of the policies we own without regard to fair value. We net this actuarial gain against our costs during the same period to calculate our tangible net worth on a non-GAAP basis. Our senior credit facility with Autobahn/DZ Bank requires us to maintain a tangible net worth in excess of $45 million calculated on an adjusted non-GAAP basis.

	As of December 31, 2016	As of December 31, 2015
GAAP net worth	$67,298,000	$16,160,000
Less intangible assets (1)	(19,442,000)	(11,562,000)
GAAP tangible net worth	47,856,000	4,598,000
Unrealized fair value gain (2)	(264,625,000)	(194,043,000)
Adjusted cost basis increase (3)	248,377,000	190,645,000
Accrual of unrealized actuarial gain (4)	150,906,000	111,355,000
Total adjusted non-GAAP tangible net worth	$182,514,000	$112,555,000

(1)	Unamortized portion of deferred financing costs and pre-paid insurance.
(2)	Reversal of cumulative unrealized GAAP fair value gain or loss of life insurance policies.
(3)	Adjusted cost basis is increased to interest, premiums and servicing fees which are not capitalized under GAAP.
(4)	Accrual of cumulative actuarial gain at expected internal rate of return based on the non-GAAP investment cost basis.

Excess Spread. The expected internal rate of return on the portfolio is the rate of return the portfolio would earn if all future cash flows occurred over time in proportion to the likelihood of their occurrence.  Expected future cash flows represent the size of each potential payment (premiums and death benefits), multiplied by the probability of that particular payment occurring.  This calculation is known as the “probabilistic expectation” and it is based on actuarial estimations of life expectancy.  For instance, a required premium payment of $10,000 might be projected for a given policy at a date five years from now.  If there is a 50% chance of survival for the next five years, then that particular expected cash-outflow is calculated at $5,000.  Similarly, if the death benefit amount on the same policy is $1 million, then during the next five years, the probable expected cash-inflow of policy benefits will total $500,000 with the other $500,000 projected to occur over the remaining life of the insured. The rate of return generated by the net of all such future expected cash flows for the portfolio is thus the expected IRR for the portfolio. Our senior credit facility with Autobahn/DZ Bank requires us to maintain a 2.00% “excess spread” between our weighted-average expected internal rate of return of our portfolio of life insurance policies and the senior credit facility’s interest rate.

A presentation of our excess spread and our total excess spread is set forth below. Management uses the “total excess spread” to gauge expected profitability of our investments, and uses the “excess spread” to monitor compliance with our borrowing covenants.

	As of December 31, 2016	As of December 31, 2015
Weighted average expected IRR (1)	11.34%	11.11%
Weighted-average senior credit facility interest rate (2)	7.34%	5.58%
Excess spread	4.00%	5.53%
Total weighted-average interest rate on indebtedness for borrowed money (3)	7.30%	6.98%
Total excess spread (4)	4.04%	4.13%

(1)	This represents the weighted-average expected internal rate of return of the life insurance policies as of the measurement date based upon our non-GAAP investment cost basis of the insurance policies and the expected cash flows from the life insurance portfolio.

Non-GAAP Investment Cost Basis	As of December 31, 2016	As of December 31, 2015
GAAP fair value	$511,192,000	$356,650,000
Unrealized fair value gain (A)	(264,625,000)	(194,043,000)
Adjusted cost basis increase (B)	248,377,000	190,645,000
Investment cost basis (C)	$494,944,000	$353,252,000

(A)	This represents the reversal of cumulative unrealized GAAP fair value gain of life insurance policies.
(B)	Adjusted cost basis is increased to interest, premiums and servicing fees which are expensed under GAAP.
(C)	This is the non-GAAP investment cost basis in life insurance policies from which our expected internal rate of return is calculated.

(2)	This is the weighted-average revolving credit for both senior credit facilities as of the measurement date.
(3)	Represents the weighted-average interest rate paid on all interest-bearing indebtedness as of the measurement date, determined as follows:

Indebtedness	As of December 31, 2016	As of December 31, 2015
Senior credit facilities	$162,725,000	$65,011,000
Series I Secured Notes	16,614,000	23,578,000
L Bonds	387,067,000	282,171,000
Total	$566,406,000	$370,760,000

Interest Rates on Indebtedness
Senior credit facilities	7.34%	5.58%
Series I Secured Notes	8.68%	8.47%
L Bonds	7.23%	7.18%
Weighted-average interest rates on indebtedness	7.30%	6.98%

(4)	Calculated as the weighted average expected IRR (1) minus the weighted-average interest rate on interest-bearing indebtedness (3).

Debt Coverage Ratio and Subordination Ratio. Our L Bond and Series I Secured Notes borrowing covenants require us to maintain a “debt coverage ratio” of less than 90%. The “debt coverage ratio” is calculated by dividing the sum of our total interest-bearing indebtedness by the sum of our cash, cash equivalents, policy benefits receivable, if any, and the net present value of the life insurance portfolio. The “subordination ratio” for our L Bonds is calculated by dividing the total interest-bearing indebtedness that is senior to L Bonds and Series I Secured Notes by the sum of our cash, cash equivalents, policy benefits receivable, if any, and the net present value of the life insurance portfolio. The “subordination ratio” was required to be less than 50%. For purposes of both ratio calculations, the net present value of the life insurance portfolio is calculated using a discount rate equal to the weighted average interest rate of all indebtedness. As of the date of this report, the subordination ratio provisions under the Indenture have expired.

	As of December 31, 2016	As of December 31, 2015
Life insurance portfolio policy benefits	$1,361,675,000	$944,844,000
Discount rate of future cash flows	7.30%	6.98%
Net present value of life insurance portfolio policy benefits	$614,908,000	$435,738,000
Cash, cash equivalents and policy benefits receivable	121,659,000	36,767,000
Total Coverage	736,567,000	472,505,000

Senior credit facilities	162,725,000	65,011,000
Series I Secured Notes	16,614,000	23,578,000
L Bonds	387,067,000	282,171,000
Total Indebtedness	$566,406,000	$370,760,000
Debt Coverage Ratio	76.90%	78.47%
Subordination Ratio	n/a	13.76%

As of December 31, 2016, we were in compliance with the debt coverage ratio.

Non-GAAP Expected Portfolio Internal Rate of Return at Purchase. The non-GAAP expected portfolio internal rate of return (“IRR”) at purchase is calculated as the weighted average (by face amount of policy benefits) of the IRR expected at the time of purchase for all life insurance policies held in the portfolio.  This non-GAAP measure isolates our IRR expectation at purchase utilizing our underwriting life expectancy assumptions at that time. This measure does not change with the passage of time as compared to our non-GAAP investment cost basis that increases with the payment of premiums, financing costs, and the effective life expectancy which changes over time, both of which are used to calculate our expected portfolio IRR.

	As of December 31,
	2016	2015
Life insurance portfolio policy benefits	$1,361,675,000	$944,844,000
Total number of polices	690	396

Non-GAAP Expected Portfolio Internal Rate of Return at Purchase	15.64%	15.71%

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

Reclassification

During the fourth quarter of 2016, we corrected an immaterial error related to the presentation of preferred stock dividends on the statement of operations and the statement of changes in shareholders’ equity. We had previously incorrectly included preferred stock dividends as a component of interest expense. As corrected, preferred stock dividends are presented as a reduction of paid in capital. We also corrected an immaterial error in the “as converted” method of calculating fully diluted earnings per share.

The effects of these corrections on each of the quarters and periods during 2016 as previously reported by us are presented below:

	Three months ended			Six months ended	Nine months ended
	March 31	June 30	September 30	June 30	September 30
As reported:
Net Income (Loss)	$1,074,305	$1,881,326	$(2,997,365)	$2,955,631	$(41,734)
Net income (loss) attributable to common shareholders	$1,417,267	$2,311,086	$(2,576,339)	$3,728,353	$1,062,162
Paid-in Capital	$17,204,940	$16,488,390	$15,226,449	$16,488,390	$15,226,449
Accumulated Deficit	$(20,720,455)	$(18,839,129)	$(21,836,494)	$(18,839,129)	$(21,836,494)
Basic	$0.24	$0.32	$(0.50)	$0.50	$(0.01)
Diluted	$0.18	$0.29	$(0.50)	$0.46	$0.13
As reclassified:
Net Income (Loss)	$1,585,536	$2,482,250	$(1,956,187)	$4,067,786	$2,111,599
Net income (loss) attributable to common shareholders	$1,074,305	$1,881,326	$(2,997,365)	$2,955,631	$(41,734)
Paid-in Capital	$14,108,152	$12,790,678	$10,487,559	$12,790,678	$10,487,559
Accumulated Deficit	$(17,623,667)	$(15,141,417)	$(17,097,604)	$(15,141,417)	$(17,097,604)
Basic	$0.18	$0.32	$(0.50)	$0.50	$(0.01)
Diluted	$0.18	$0.30	$(0.50)	$0.49	$(0.01)

The effects of this correction on each of the quarters and periods during 2015 as we previously reported are presented below:

	Three months ended			Six months ended	Nine months ended
	March 31	June 30	September 30	June 30	September 30
As reported:
Net Income (Loss)	$3,261,891	$(2,250,415)	$(3,631,078)	$1,011,476	$(2,619,602)
Net income (loss) attributable to common shareholders	$3,615,046	$(1,905,568)	$(3,287,434)	$1,709,479	$(1,577,954)
Paid-in Capital	$16,290,266	$16,900,193	$17,163,249	$16,900,193	$17,163,249
Accumulated Deficit	$(11,139,595)	$(13,390,010)	$(17,021,088)	$(13,390,010)	$(17,021,088)
Basic	$0.62	$(0.32)	$(0.55)	$0.17	$(0.44)
Diluted	$0.46	$(0.32)	$(0.55)	$0.21	$(0.44)
As reclassified:
Net Income (Loss)	$3,799,253	$(1,755,342)	$(3,115,033)	$2,043,911	$(1,071,122)
Net income (loss) attributable to common shareholders	$3,261,891	$(2,250,415)	$(3,631,078)	$1,011,476	$(2,619,602)
Paid-in Capital	$15,236,589	$15,351,443	$15,098,454	$15,351,443	$15,098,454
Accumulated Deficit	$(10,085,918)	$(11,841,260)	$(14,956,293)	$(11,841,260)	$(14,956,293)
Basic	$0.56	$(0.38)	$(0.61)	$0.17	$(0.44)
Diluted	$0.48	$(0.38)	$(0.61)	$0.17	$(0.44)

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

GWG Holdings, Inc. and Subsidiaries

Minneapolis, MN

We have audited the accompanying consolidated balance sheets of GWG Holdings, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. We also have audited GWG Holdings, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). The company’s management is responsible for these consolidated financial statements, for maintaining effective control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GWG Holdings, Inc. and Subsidiaries as of December 31, 2016 and 2015 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, GWG Holdings, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework).

/s/ Baker Tilly Virchow Krause, LLP
Minneapolis, Minnesota

March 15, 2017

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
A S S E T S
Cash and cash equivalents	$78,486,982	$34,425,105
Restricted cash	37,826,596	2,341,900
Investment in life insurance policies, at fair value	511,192,354	356,649,715
Secured MCA advances	5,703,147	-
Life insurance policy benefits receivable	5,345,000	-
Other assets	4,688,103	2,461,045
TOTAL ASSETS	$643,242,182	$395,877,765

L I A B I L I T I E S & S T O C K H O L D E R S’ E Q U I T Y
LIABILITIES
Senior credit facilities	$156,064,818	$63,279,596
Series I Secured Notes	16,404,836	23,287,704
L Bonds	381,312,587	276,482,796
Accounts payable	2,226,712	1,517,440
Interest payable	16,160,599	12,340,061
Other accrued expenses	1,676,761	1,060,786
Deferred taxes, net	2,097,371	1,763,968
TOTAL LIABILITIES	$575,943,684	$379,732,351

STOCKHOLDERS’ EQUITY

CONVERTIBLE PREFERRED STOCK – Series A
(par value $0.001; shares authorized 40,000,000; shares outstanding 2,640,521 and 2,781,735; liquidation preference of $19,804,000 and $20,863,000 as of December 31, 2016 and 2015, respectively)	19,701,133	20,784,841

REDEEMABLE PREFERRED STOCK - RPS
(par value $0.001; shares authorized 100,000; shares outstanding 59,183 as of December 31, 2016)	59,025,164	-

COMMON STOCK
(par value $0.001: shares authorized 210,000,000; shares issued and outstanding 5,980,190 and 5,941,790 as of December 31, 2016 and 2015, respectively)	5,980	5,942
Additional paid-in capital	7,383,515	14,563,834
Accumulated deficit	(18,817,294)	(19,209,203)
TOTAL STOCKHOLDERS’ EQUITY	67,298,498	16,145,414

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$643,242,182	$395,877,765

The accompanying notes are an integral part of these Consolidated Financial Statements.

 GWG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2016	December 31, 2015
REVENUE
Gain on life insurance policies, net	$67,801,565	$39,381,003
MCA income	929,303	-
Interest and other income	746,466	251,249
TOTAL REVENUE	69,477,334	39,632,252

EXPENSES
Interest expense	42,343,374	29,518,718
Employee compensation and benefits	11,784,296	8,010,020
Legal and professional fees	3,947,376	3,152,783
Other expenses	10,676,976	7,784,350
TOTAL EXPENSES	68,752,022	48,465,871

INCOME (LOSS) BEFORE INCOME TAXES	725,312	(8,833,619)
Income tax expense (benefit)	333,403	(3,509,587)

NET INCOME (LOSS)	391,909	(5,324,032)
Preferred stock dividends	(3,537,287)	(2,069,242)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,145,378)	$(7,393,274)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS
Basic	$(0.53)	$(1.25)
Diluted	$(0.53)	$(1.25)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,967,274	5,906,761
Diluted	5,967,274	5,906,761

The accompanying notes are an integral part of these Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock	Preferred	Common	Common Stock	Additional Paid-in	Accumulated	Total
	Shares	Stock	Shares	(par)	Capital	Deficit	Equity
Balance, December 31, 2014	2,738,966	$20,527,866	5,870,193	$5,870	$15,741,371	$(13,885,171)	$22,389,936

Net loss	-	-	-	-	-	(5,324,032)	(5,324,032)

Issuance of common stock	-	-	60,000	60	581,940	-	582,000

Series A Preferred Stock conversion to common stock	(15,463)	(115,973)	11,597	12	115,961	-	-

Issuance of preferred stock	58,232	372,948	-	-	-	-	372,948

Preferred stock dividends	-	-	-	-	(2,069,242)	-	(2,069,242)

Stock-based compensation	-	-	-	-	193,804	-	193,804
Balance, December 31, 2015	2,781,735	$20,784,841	5,941,790	$5,942	$14,563,834	$(19,209,203)	$16,145,414

Net loss	-	-	-	-	-	391,909	391,909

Issuance of common stock	-	-	36,450	36	244,149	-	244,185

Redemption of Series A Preferred Stock	(239,749)	(1,788,451)	1,950	2	19,498	-	(1,768,951)

Issuance of Series A Preferred Stock	98,535	704,743	-	-	-	-	704,743

Issuance Redeemable Preferred Stock	59,183	59,025,164	-	-	(4,133,525)	-	54,891,639

Preferred stock dividends	-	-	-	-	(3,537,288)	-	(3,537,288)

Issuance of stock options	-	-	-	-	226,847	-	226,847
Balance, December 31, 2016	2,699,704	$78,726,297	5,980,190	$5,980	$7,383,515	$(18,817,294)	$67,298,498

The accompanying notes are an integral part of these Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended
	December 31, 2016	December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$391,909	$(5,324,032)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Gain on life insurance policies	(48,988,406)	(39,371,059)
Amortization of deferred financing and issuance costs	8,445,252	3,712,056
Deferred income taxes	333,402	(3,509,587)
Preferred stock issued in lieu of cash dividends	689,742	683,133
Preferred stock dividends payable	302,972	6,800
(Increase) decrease in operating assets:
Due from related parties	1,169	(1,256)
Life insurance policy benefits receivable	(5,345,000)	1,750,000
Other assets	(23,022,962)	(304,526)
Increase in operating liabilities:
Accounts payable	709,272	313,864
Interest payable	4,868,196	2,213,529
Other accrued expenses	(4,399,443)	2,183,393

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(66,013,897)	(37,647,685)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	(94,952,879)	(38,906,934)
Carrying value of matured life insurance policies	10,992,624	4,511,289
Investment in Secured MCA advances	(8,727,924)	-
Proceeds from Secured MCA advances	2,553,466	-
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(90,134,713)	(34,395,645)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on (repayments of) Senior Credit Facilities	97,713,952	(7,150,000)
Payments for redemption of Series I Secured Notes	(7,469,462)	(4,891,681)
Proceeds from issuance of L Bonds	153,874,402	131,159,348
Payments for issuance and redemption of L Bonds	(10,149,316)	(7,499,601)
Payments for redemption of L Bonds	(45,754,691)	(35,984,061)
Proceeds from (increase in) restricted cash	(35,484,697)	1,954,153
Issuance of common stock	244,185	582,000
Proceeds from issuance of preferred stock	57,112,501	-
Payments for issuance costs of preferred stock	(4,140,866)	-
Payments for redemption of preferred stock	(2,198,233)	(295,185)
Payments of preferred stock dividends	(3,537,288)	(2,069,242)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	200,210,487	75,805,731

NET INCREASE IN CASH AND CASH EQUIVALENTS	44,061,877	3,762,401

CASH AND CASH EQUIVALENTS
BEGINNING OF YEAR	34,425,105	30,662,704
END OF YEAR	$78,486,982	$34,425,105

The accompanying notes are an integral part of these Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED

	Year Ended December 31,
	2016	2015
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$34,607,000	$22,648,000
Premiums paid	$40,240,000	$26,650,000
Stock-based compensation	$227,000	$194,000

NON-CASH INVESTING AND FINANCING ACTIVITIES
Options issued to purchase common stock	638,000	353,000
Series I Secured Notes:
Conversion of accrued interest and commission payable to principal	$234,000	$203,000
L Bonds:
Conversion of accrued interest and commission payable to principal	$1,988,000	$806,000
Series A Preferred Stock:
Conversion to common stock	$39,000	$116,000
Issuance of preferred stock in lieu of cash dividends	$690,000	$683,000
Investment in life insurance policies included in accounts payable	$605,000	$1,079,000

The accompanying notes are an integral part of these Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Nature of Business and Summary of Significant Accounting Policies

Nature of Business – We are a financial services company committed to finding new ways of disrupting and transforming the life insurance and related industries through innovative products and services, business processes, financing strategies, and advanced epigenetic technology. Historically, we have focused on creating opportunities for consumers to obtain significantly more value for their life insurance policies as compared to the traditional options offered by the insurance industry. As part of our business, we create opportunities for investors to receive income and capital appreciation from our various activities in the life insurance and related industries. Through its wholly owned subsidiaries, GWG Holdings, Inc. owns a portfolio of life insurance policies. As of the date of this report, our portfolio had an aggregate fair value of $511.2 million. We earn income from changes in the fair value of our portfolio and through the benefits we receive upon the mortality of insureds.

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

On August 25, 2016, GWG Holdings formed a wholly owned subsidiary, Actüa Life & Annuity Ltd. to engage in various life insurance related businesses and activities.

Use of Estimates – The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue during the reporting period. We regularly evaluate estimates and assumptions, which are based on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances. The actual results that we experience may differ materially and adversely from our estimates. The most significant estimates with regard to these consolidated financial statements relate to (1) the determination of the assumptions used in estimating the fair value of our investments in life insurance policies, and (2) the value of our deferred tax assets and liabilities.

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

Life Insurance Policies – ASC 325-30 permits a reporting entity to account for its investments in life insurance policies using either the investment method or the fair value method. We elected to use the fair value method to account for our life insurance policies. Under the fair value method we recognize our initial investment at the purchase price. At each subsequent reporting period, we re-measure the investment at fair value in its entirety and recognize the change in fair value as revenue in the current period net of premiums paid.

We also recognize realized gain (revenue) from a life insurance policy upon one of the two following events: (1) our receipt of notice or verified mortality of the insured; or (2) our sale of the policy, filing of change-of-ownership forms and receipt of payment. In the case of mortality, the gain (or loss) we recognize is the difference between the policy benefits and the carrying values of the policy once we determine that collection of the policy benefits is realizable and reasonably assured. In the case of a policy sale, the gain (or loss) we recognize is the difference between the sale price and the carrying value of the policy on the date of our receipt of sale proceeds.

In a case where our acquisition of a policy is not complete as of a reporting date, but we have nonetheless advanced direct costs and deposits for the acquisition, those costs and deposits are recorded as “other assets” on our balance sheet until the acquisition is complete and we have secured title to the policy. On December 31, 2016 and 2015, a total of $42,000 and $31,000, respectively, of our “other assets” comprised direct costs and deposits that we advanced for policy acquisitions.

Other Assets – Actüa Life & Annuity Ltd. (“Actüa”) is a new wholly-owned subsidiary of GWG Holdings engaged in various life insurance businesses and activities. In August 2016, Actüa entered into an exclusive option agreement with the Regents of the University of California to explore the use of predictive mortality forecasting using an epigenetic mortality predictor invented by Dr. Steve Horvath. The cost of entering into this exclusive option agreement is listed as “other assets.”

Stock-Based Compensation: We measure and recognize compensation expense for all stock-based payments at fair value over the requisite service period. We use the Black-Scholes option pricing model to determine the weighted average fair value of options. For restricted stock grants, fair value is determined as the average price of our common stock on the date of grant. Equity-based compensation expense is recorded in administrative expenses based on the classification of the employee or vendor. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as by assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The expected terms of the options are based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at grant date. Volatility is based on historical and expected future volatility of our stock. To date, we have not paid any dividends on our common stock. Forfeitures for both option and restricted stock grants are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from estimates.

Deferred Financing and Issuance Costs – Loans advanced to us under our senior credit facilities, as described in Notes 5 and 6, are reported net of financing costs, which include issuance costs, sales commissions and other direct expenses, which are amortized using the straight-line method over the term of the facility.  The Series I Secured Notes and L Bonds, as respectively described in Notes 7 and 8, are reported net of financing costs, which are amortized using the interest method over the term of those borrowings. The Series A, as described in Note 9, is reported net of financing costs (including the fair value of warrants issued), all of which were fully amortized using the interest method as of December 31, 2016. Selling and issuance costs of RPS and Series 2 Redeemable Preferred Stock (“RPS 2”), described in Notes 10 and 11, are netted against additional paid-in-capital.

Earnings (loss) per Share – Basic earnings (loss) per share attributable to common shareholders are calculated using the weighted-average number of shares outstanding during the reported period. Diluted earnings (loss) per share are calculated based on the potential dilutive impact of our outstanding Series A, RPS, warrants and stock options. Due to our net loss for years ended December 31, 2016 and 2015, there are no dilutive securities.

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

On February 25, 2016, the FASB issued ASU 2016-02 Leases ("ASU 2016-02"). The new guidance is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 provides more transparency and comparability in the financial statements of lessees by recognizing all leases with a term greater than twelve months on the balance sheet. Leasees will also be required to disclose key information about their leases. Early adoption is permitted. We have not adopted ASU 2016-02 as of December 31, 2016.

(2)   Restrictions on Cash

Under the terms of our senior credit facilities (discussed in Notes 5 and 6), we are required to maintain collection and escrow accounts that are used to fund the acquisition of policies, pay annual policy premiums, pay interest and other charges under the facility, and collect policy benefits. The agent for the lender authorizes the disbursements from these accounts. At December 31, 2016 and December 31, 2015, there was a balance of $37,827,000, and $2,342,000, respectively, in these restricted cash accounts.

(3)   Investment in Life Insurance Policies

Life insurance policies are valued based on unobservable inputs that are significant to their overall fair value. Changes in the fair value of these policies are recorded as gain or loss on life insurance policies, net of cash premiums paid on those policies, in our consolidated statements of operations. Fair value is determined on a discounted cash flow basis that incorporates life expectancy assumptions generally derived from reports obtained from widely accepted life expectancy providers, assumptions relating to cost-of-insurance (premium) rates and other assumptions. The discount rate we apply incorporates current information about discount rate applied by other reporting companies owning portfolios of life insurance policies, the discount rates observed in the life insurance secondary market, market interest rates, the credit exposure to the insurance companies that issued the life insurance policies and management’s estimate of the risk premium a purchaser would require to receive the future cash flows derived from our portfolio as a whole. As a result of management’s analysis, discount rates of 10.96% and 11.09% were applied to our portfolio as of December 31, 2016 and December 31, 2015, respectively.

A summary of our policies, organized according to their estimated life expectancy dates as of the dates indicated, is as follows:

	As of December 31, 2016			As of December 31, 2015
Years Ending December 31,	Number of Policies	Estimated Fair Value	Face Value	Number of Policies	Estimated Fair Value	Face Value
2016	-	$-	$-	5	$7,503,000	$8,500,000
2017	11	14,837,000	16,939,000	12	12,875,000	17,418,000
2018	23	30,830,000	42,564,000	27	37,109,000	58,428,000
2019	55	57,556,000	88,858,000	51	54,242,000	100,967,000
2020	93	85,414,000	159,814,000	59	64,750,000	137,868,000
2021	86	73,825,000	158,744,000	48	45,724,000	116,805,000
2022	66	56,909,000	147,222,000	44	38,394,000	116,998,000
Thereafter	356	191,821,000	747,534,000	150	96,053,000	387,860,000
Totals	690	$511,192,000	1,361,675,000	396	$356,650,000	$944,844,000

We recognized life insurance benefits of $48,452,000 and $31,232,000 during 2016 and 2015, respectively, related to policies with a carrying value of $10,993,000 and $4,511,000, respectively, and as a result recorded realized gains of $37,459,000 and $26,721,000.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of gain on life insurance policies:

	Years Ended December 31,
	2016	2015
Change in fair value	$70,582,000	$39,371,000
Premiums and other annual fees	(40,240,000)	(26,711,000)
Policy maturities	37,460,000	26,721,000
Gain on life insurance policies, net	$67,802,000	$39,381,000

We currently estimate that premium payments and servicing fees required to maintain our current portfolio of life insurance policies in force for the next five years, assuming no mortalities, are as follows:

Years Ending December 31,	Premiums	Servicing	Premiums and Servicing Fees
2017	$44,787,000	$534,000	$45,321,000
2018	50,165,000	534,000	50,699,000
2019	55,685,000	534,000	56,219,000
2020	60,561,000	534,000	61,095,000
2021	67,824,000	534,000	68,358,000
	$279,022,000	$2,670,000	$281,692,000

Management anticipates funding the premium payments estimated above with proceeds from our senior credit facilities, proceeds from additional debt and equity financing, and proceeds from maturities of life insurance policies. The proceeds of these capital sources may also be used for the purchase, financing, and maintenance of additional life insurance policies.

(4)   Fair Value Definition and Hierarchy

ASC 820 establishes a hierarchical disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is affected by a number of factors, including the type of investment, the characteristics specific to the investment and the state of the marketplace, including the existence and transparency of transactions between market participants. Assets and liabilities with readily available and actively quoted prices, or for which fair value can be measured from actively quoted prices in an orderly market, generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. ASC 820 maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring the use of observable inputs whenever available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect assumptions about how market participants price an asset or liability developed based on the best available information. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

The hierarchy is broken down into three levels based on the observability of inputs as follows:

●	Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Since valuations are based quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

●	Level 2 - Valuations based on one or more quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

●	Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 3 Valuation Process

The estimated fair value of our portfolio of life insurance policies is determined on a quarterly basis by our portfolio management committee, taking into consideration changes in discount rate assumptions, estimated premium payments and life expectancy estimate assumptions, as well as any changes in economic and other relevant conditions. The discount rate incorporates current information about discount rate applied by other reporting companies owning portfolios of life insurance policies, the discount rates observed in the life insurance secondary market, market interest rates, the credit exposure to the insurance company that issued the life insurance policy and management’s estimate of the risk premium a purchaser would require to receive the future cash flows derived from our portfolio as a whole.

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

The following table reconciles the beginning and ending fair value of our Level 3 investments in our portfolio of life insurance policies for the periods ended December 31, as follows:

	Years Ended December 31,
	2016	2015
Beginning balance	$356,650,000	$282,883,000
Purchases	94,953,000	38,907,000
Maturities (initial cost basis)	(10,993,000)	(4,511,000)
Net change in fair value	70,582,000	39,371,000
Ending balance	$511,192,000	$356,650,000

In the past, we periodically updated the independent life expectancy estimates on the insured lives in our portfolio, other than insured lives covered under small face amount policies (i.e., $1 million in face value benefits or less), on a continuous rotating three-year cycle, and through that effort attempted to update life expectancies for approximately one-twelfth of our portfolio each quarter. Nevertheless, the terms of our senior credit facility with LNV Corporation currently requires us to attempt to update life expectancies on a rotating two-year cycle.

The following table summarizes the inputs utilized in estimating the fair value of our portfolio of life insurance policies:

	As of December 31, 2016	As of December 31, 2015
Weighted-average age of insured, years	81.6	82.6
Weighted-average life expectancy, months	83.2	79.3
Average face amount per policy	$1,973,000	$2,386,000
Discount rate	10.96%	11.09%

These assumptions are, by their nature, inherently uncertain and the effect of changes in estimates may be significant. For example, if the life expectancy estimates were increased or decreased by four and eight months on each outstanding policy, and the discount rates were increased or decreased by 1% and 2%, while all other variables were held constant, the fair value of our investment in life insurance policies would increase or (decrease) as summarized below:

Change in Fair Value of the Investment in Life Insurance Policies

	Change in life expectancy estimates
	minus 8 months	minus 4 months	plus 4 months	plus 8 months

December 31, 2016	$69,253,000	$34,601,000	$(33,846,000)	$(67,028,000)
December 31, 2015	$48,339,000	$24,076,000	$(23,501,000)	$(46,482,000)

	Change in discount rate
	minus 2%	minus 1%	plus 1%	plus 2%

December 31, 2016	$53,764,000	$25,728,000	$(23,668,000)	$(45,491,000)
December 31, 2015	$35,024,000	$16,786,000	$(15,485,000)	$(29,803,000)

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Fair Value Considerations

The carrying value of receivables, prepaid expenses, accounts payable and accrued expenses approximate fair value due to their short-term maturities and low credit risk. Using the income-based valuation approach, the estimated fair value of our Series I Secured Notes and L Bonds, having a combined aggregate face value of $403,681,000 as of December 31, 2016, is approximately $414,419,000 based on a weighted-average market interest rate of 6.45%. The carrying value of the senior credit facilities reflects interest charged at the commercial paper rate or 12-month LIBOR, as applicable, plus an applicable margin. The margin represents our credit risk, and the strength of the portfolio of life insurance policies collateralizing the debt. The overall rate reflects market, and the carrying value of the facility approximates fair value.

GWG MCA participates in the merchant cash advance industry by directly advancing sums to merchants and lending money, on a secured basis, to companies that advance sums to merchants. Each quarter, we review the carrying value of these advances and loans, and determine if an impairment reserve is necessary. At December 31, 2016 one of our secured loans was potentially impaired. The secured loan to Nulook Capital LLC had an outstanding balance of $2,527,000 and a loan loss reserve of $600,000 at December 31, 2016. We deem fair value to be the estimated collectible value on each loan or advance made from GWG MCA. Where we estimate the collectible amount to be less than the outstanding balance, we record a reserve for the difference.

The following table summarizes outstanding warrants as of December 31, 2016:

Month issued	Warrants issued	Fair value per share	Risk free rate	Volatility	Term
March 2012	38,130	$0.52	0.38%	36.20%	5 years
June 2012	161,840	$1.16	0.41%	47.36%	5 years
July 2012	144,547	$1.16	0.41%	47.36%	5 years
September 2012	2,500	$0.72	0.31%	40.49%	5 years
September 2014	16,000	$1.26	1.85%	17.03%	5 years
	363,017

(5)   Credit Facility – Autobahn Funding Company LLC

Through DLP III, we are party to a $105 million senior credit facility with Autobahn Funding Company LLC (“Autobahn”), with a maturity date of June 30, 2018. The facility is governed by a Credit and Security Agreement (the “Agreement”), and DZ Bank AG Deutsche Zentral-Genossenschaftsbank (“DZ Bank”) acts as the agent for Autobahn under the Agreement. On September 14, 2016, we paid off the senior credit facility in full with funds received from a new senior credit facility with LNV Corporation as described in Note 6.

Advances under the facility bear interest at a commercial paper rate of the lender at the time of the advance, or at the lender’s cost of borrowing plus 4.25%. We make interest payments on a monthly basis. The effective rate of interest was 5.42% at September 14, 2016 and 5.58% at December 31, 2015.

The amount outstanding under this facility was $0 and $65,011,000 at December 31, 2016 and December 31, 2015, respectively. GWG Holdings is a performance guarantor of the various obligations of GWG Life, as servicer, under the Agreement. Obligations under the facility are secured by our pledge of ownership in our life insurance policies to DZ Bank through an arrangement under which Wells Fargo serves as a securities intermediary.

The Agreement has certain financial (as described below) and nonfinancial covenants, and we were in compliance with these covenants at both December 31, 2016 and 2015.

We have agreed to maintain (i) a positive consolidated net income on a non-GAAP basis (as defined and calculated under the Agreement) for each complete fiscal year, (ii) a tangible net worth on a non-GAAP basis (again, as defined and calculated under the Agreement) of not less than $45 million, and (iii) maintain cash and eligible investments of $15 million or above.

Consolidated non-GAAP net income and non-GAAP tangible net worth as of and for the four quarters ended December 31, 2016, as calculated under the Agreement, was $38,642,000 and $182,514,000, respectively.

Total funds available for additional borrowings under the facility at December 31, 2016 and 2015, were $0 and $39,989,000, respectively.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)   Credit Facility – CSG Investments, Inc.

On September 14, 2016, we entered into a senior credit facility with LNV Corporation as lender through our subsidiary GWG DLP Funding IV, LLC (“DLP IV”). The facility is governed by a Loan and Security Agreement (the “Loan Agreement”), with CLMG Corp. acting as administrative agent on behalf of the lenders under the Loan Agreement. The Loan Agreement makes available a total of up to $172,300,000 in credit with a maturity date of September 14, 2026. Additional quarterly advances are available under the Loan Agreement at the LIBOR rate as defined by the lender. Interest will accrue on amounts borrowed under the agreement at an annual interest rate, determined as of each date of borrowing or quarterly if there is no borrowing, equal to (A) the greater of 12-month LIBOR or the federal funds rate (as defined in the agreement) plus one-half of one percent per annum, plus (B) 5.75% per annum. Interest payments are made on a quarterly basis.

The amount outstanding under this facility was $162,725,000 at December 31, 2016. Obligations under the facility are secured by a security interest in DLP IV’s assets, for the benefit of the lenders under the Loan Agreement, through an arrangement under which Wells Fargo serves as security intermediary. The life insurance policies owned by DLP IV do not serve as direct collateral for the obligations of GWG Holdings under its L Bonds or Series I Secured Notes. The difference between the outstanding balance as of December 31, 2016 and the carrying amount relates to unamortized debt issuance costs.

The Loan Agreement requires DLP IV to maintain a reserve account in an amount sufficient to pay 12 months of servicing, administrative and third party expenses identified under the Loan Agreement, and 12 months of debt service as calculated under the Loan Agreement. As of December 31, 2016, the amount set aside in the reserve account was $27,500,000.

The Agreement has certain financial and nonfinancial covenants, and we were in compliance with these covenants at December 31, 2016.

Total funds available for additional borrowings under the facility at December 31, 2016 was $0.

(7)   Series I Secured Notes

Series I Secured Notes (“Series I”) are legal obligations of GWG Life and were privately offered and sold from August 2009 through June 2011. The Series I are secured by the assets of GWG Life and are subordinate to obligations under our senior credit facilities (see Notes 5 and 6). We are party to a Third Amended and Restated Note Issuance and Security Agreement dated November 1, 2011, as amended, under which GWG Life is obligor, GWG Holdings is guarantor, and Lord Securities Corporation serves as trustee of the GWG Life Trust (“Trust”). This agreement contains certain financial and non-financial covenants, and we were in compliance with these covenants at both December 31, 2016 and 2015.

The Series I were sold with original maturity dates ranging from six months to seven years, and with fixed interest rates varying from 5.65% to 9.55% depending on the term of the note. The Series I have renewal features under which we may elect to permit their renewal, subject to the right of bondholders to elect to receive payment at maturity. Effective September 1, 2016, we no longer renew the Series I.

Interest on the Series I is payable monthly, quarterly, annually or at maturity depending on the election of the investor. At December 31, 2016 and 2015, the weighted-average interest rate of our Series I was 8.68% and 8.47%, respectively. The principal amount of Series I outstanding was $16,614,000 and $23,578,000 at December 31, 2016 and 2015, respectively. The difference between the amount outstanding on the Series I and the carrying amount on our balance sheet is due to netting of unamortized deferred issuance costs. Overall, interest expense includes amortization of deferred financing and issuance costs of $332,000 and $362,000 in 2016 and 2015, respectively. Future expected amortization of deferred financing costs is $209,000 in total over the next five years.

Future contractual maturities of Series I payable and future amortization of their deferred financing costs at December 31, 2016 are as follows:

Years Ending December 31,	Contractual Maturities	Amortization of Deferred Financing Costs
2017	$10,523,000	$41,000
2018	2,401,000	41,000
2019	1,024,000	20,000
2020	1,725,000	52,000
2021	941,000	55,000
	$16,614,000	$209,000

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)   L Bonds

Our L Bonds are legal obligations of GWG Holdings. Obligations under the L Bonds are secured by the assets of GWG Holdings and by GWG Life, as a guarantor, and are subordinate to the obligations under our senior credit facilities (see Notes 5 and 6). We began publicly offering and selling L Bonds in January 2012 under the name “Renewable Secured Debentures.” These debt securities were re-named “L Bonds” in January 2015. L Bonds are publicly offered and sold on a continuous basis under a registration statement permitting us to sell up to $1.0 billion in principal amount of L Bonds. We are party to an indenture governing the L Bonds dated October 19, 2011, as amended (“Indenture”), under which GWG Holdings is obligor, GWG Life is guarantor, and Bank of Utah serves as indenture trustee. The Indenture contains certain financial and non-financial covenants, and we were in compliance with these covenants at December 31, 2016 and 2015.

Effective September 1, 2016, we ceased selling 6-month and 1-year L Bonds until further notice. In addition, effective September 1, 2016, the L Bond interest rates changed to 5.50%, 6.25%, 7.50% and 8.50% for the 2-, 3-, 5- and 7-year L Bonds, respectively. The bonds have renewal features under which we may elect to permit their renewal, subject to the right of bondholders to elect to receive payment at maturity. Interest is payable monthly or annually depending on the election of the investor.

At December 31, 2016 and 2015, the weighted-average interest rate of our L Bonds was 7.23% and 7.16%, respectively. The principal amount of L Bonds outstanding was $387,067,000 and $282,171,000 at December 31, 2016 and 2015, respectively. The difference between the amount of outstanding L Bonds and the carrying amount on our balance sheets is due to netting of unamortized deferred issuance costs and cash receipts for new issuances in process. Amortization of deferred issuance costs was $7,099,000 and $5,285,000 in 2016 and 2015, respectively. Future expected amortization of deferred financing costs as of December 31, 2016 is $11,636,000 in total over the next eight years.

Future contractual maturities of L Bonds, and future amortization of their deferred financing costs, at December 31, 2016 are as follows:

Years Ending December 31,	Contractual Maturities	Amortization of Deferred Financing Costs
2017	$106,955,000	$1,178,000
2018	109,407,000	3,000,000
2019	90,463,000	3,450,000
2020	20,679,000	809,000
2021	28,923,000	1,512,000
Thereafter	30,640,000	1,687,000
	$387,067,000	$11,636,000

(9)   Series A Convertible Preferred Stock

From July 2011 until September 2012, we privately offered shares of Series A of GWG Holdings at $7.50 per share. In the offering, we sold an aggregate of 3,278,000 shares for gross consideration of $24,582,000. Holders of Series A are entitled to cumulative dividends at the rate of 10% per annum, paid quarterly. Dividends on the Series A are accumulating and are recorded as a reduction to additional paid-in capital. Under certain circumstances described in the Certificate of Designation for the Series A, additional Series A shares may be issued in lieu of cash dividends at the rate of $7.00 per share.

Holders of Series A are entitled to a liquidation preference equal to the stated value of their preferred shares (i.e., $7.50 per share) plus accrued but unpaid dividends. Holders of Series A may presently convert each share of their Series A into 0.75 shares of our common stock at a price of $10.00 per share.

As of December 31, 2016, we issued an aggregate of 473,000 shares of Series A in satisfaction of $3,310,000 in dividends on the Series A, and an aggregate of 696,000 shares of Series A were converted into 522,000 shares of our common stock. As of December 31, 2016, we had 2,640,000 Series A shares outstanding with respect to which we incurred aggregate issuance costs of $2,838,000, all of which is included as a component of additional paid-in capital.

Purchasers of Series A in our offering received warrants to purchase an aggregate of 431,954 shares of our common stock at an exercise price of $12.50 per share. The grant date fair value of these warrants was $428,000. As of December 31, 2016, none of these warrants were exercised, 69,000 warrants have expired. The weighted-average remaining life of these warrants was 0.56 and 1.43 years at December 31, 2016 and 2015, respectively.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2014, we completed, at our discretion, a public offering of our common stock and, as a result, the Series A was reclassified from temporary equity to permanent equity. We may redeem Series A shares at a price equal to 110% of their liquidation preference ($7.50 per share) at any time. As of December 31, 2016, we have redeemed an aggregate of 277,000 shares of Series A.

(10)   Redeemable Preferred Stock

Beginning November 30, 2015, we began publicly offering up to 100,000 shares of Redeemable Preferred Stock (“RPS”) at $1,000 per share. Holders of RPS are entitled to cumulative dividends at the rate of 7% per annum, paid monthly. Dividends on the RPS are recorded as a reduction to additional paid-in capital. Under certain circumstances described in the Certificate of Designation for the RPS, additional shares of RPS may be issued in lieu of cash dividends.

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

Holders of RPS may request that we redeem their RPS at a price equal to their stated value plus accrued but unpaid dividends, less an applicable redemption fee, if any. Nevertheless, the Certificate of Designation for RPS permits us complete discretion to grant redemption requests. Subject to certain restrictions and conditions, we may also redeem shares of RPS without a redemption fee upon a holder’s death, total disability or bankruptcy. In addition, after one year from the date of original issuance, we may, at our option, call and redeem shares of RPS at a price equal to their liquidation preference.

As of December 31, 2016, we had sold 59,183 shares of RPS for aggregate gross consideration of $59,025,000, and incurred approximately $4,134,000 of selling costs related to the sale of those shares.

At the time of its issuance, we determined that the RPS contained two embedded features: (1) optional redemption by the holder at our discretion and (2) optional conversion by the holder. We determined that each of the embedded features met the definition of a derivative and that the RPS should be considered an equity host for the purposes of assessing the embedded derivatives for potential bifurcation. Based on our assessment under ASC 470 “Debt” we do not believe bifurcation of either the holder’s redemption or conversion feature is appropriate.

(11)   Series 2 Redeemable Preferred Stock

On February 14, 2017, our public offering up to 150,000 shares of Series 2 Redeemable Preferred Stock (“RPS 2”) at $1,000 per share was declared effective. Holders of RPS 2 are entitled to cumulative dividends at the rate of 7% per annum, paid monthly. Dividends on the RPS 2, when payable, will be recorded as a reduction to additional paid-in capital. Under certain circumstances described in the Certificate of Designation for the RPS 2, additional shares of RPS 2 may be issued in lieu of cash dividends.

The RPS 2 ranks senior to our common stock and pari passu with our Series A and RPS, and entitles its holders to a liquidation preference equal to the stated value per share (i.e., $1,000) plus accrued but unpaid dividends. Holders of RPS 2 may, less an applicable conversion discount, if any, convert their RPS 2 into our common stock at a conversion price equal to the volume-weighted average price of our common stock for the 20 trading days immediately prior to the date of conversion, subject to a minimum conversion price of $12.75 and in an aggregate amount limited to 10% of the stated value of RPS 2 originally purchased from us.

Holders of RPS 2 may request that we redeem their RPS 2 at a price equal to their liquidation preference at a price equal to their stated value plus accrued but unpaid dividends, less an applicable redemption fee, if any. Nevertheless, the Certificate of Designation for RPS 2 permits us complete discretion to decline requests for redemption. Subject to certain restrictions and conditions, we may also redeem shares of RPS 2 without a redemption fee upon a holder’s death, total disability or bankruptcy. In addition, we may, at our option, call and redeem shares of RPS 2 at a price equal to their liquidation preference (subject to a minimum redemption price, in the event of redemptions occurring less than one year after issuance, of 107% of the stated value of the shares being redeemed).

We have not sold any shares of RPS 2.

(12)   GWG MCA Capital, Inc - 9% Preferred Stock

Beginning March 31, 2016, GWG MCA began privately offering up to 2,000,000 shares of GWG MCA 9% Preferred Stock (“MCA Preferred”) at $10.00 per share. Holders of MCA Preferred are entitled to cumulative dividends at a rate of 9% per annum, paid monthly. Dividends on the MCA Preferred are included as interest expense in the statements of operations. As of December 31, 2016, a total of 7,155 shares of MCA Preferred had been sold for aggregate gross consideration of $72,000 and approximately $7,000 of selling costs related to the sale of these shares were incurred.

Holders of MCA Preferred were redeemed as of December 31, 2016 at the stated value of their shares plus accrued but unpaid dividends.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13)   Income Taxes

We had a current income tax liability of $0 as of both December 31, 2016 and 2015. The components of deferred income tax expense (benefit) for 2016 and 2015, respectfully, consisted of the following:

Income tax provision:	2016	2015
Deferred:
Federal	$252,000	$(2,660,000)
State	81,000	(850,000)
Total income tax expense (benefit)	$333,000	$(3,510,000)

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

We also provided a valuation allowance against the deferred tax asset related to a tax basis capital loss generated with respect to our settlement and subsequent disposal of an earlier investment. As we have no expectation of generating capital gains with the applicable carryforward period, we do not believe that it is “more likely than not” that the deferred asset will be realized.

The primary differences between the December 31, 2016 effective tax rate and the statutory federal rate are state taxes, and other non-deductible expenses. The most significant temporary differences between GAAP net income and taxable net income are the treatment of interest costs with respect to the acquisition of the life insurance policies and revenue recognition with respect to the mark-to-market of our life insurance portfolio.

The following table provides a reconciliation of our income tax expense (benefit) at the statutory federal tax rate to our actual income tax expense (benefit):

	2016		2015
Statutory federal income tax	$247,000	34.0%	$(3,004,000)	34.0%
State income taxes, net of federal benefit	56,000	7.8%	(561,000)	6.3%
Other permanent differences	30,000	4.2%	55,000	(0.6)%
Total income tax expense	$333,000	46.0%	$(3,510,000)	39.7%

The tax effects of temporary differences that give rise to deferred income taxes were as follows:

	2016	2015
Deferred tax assets :
Note receivable from related party	$2,023,000	$2,023,000
Net operating loss carryforwards	10,781,000	7,049,000
Other assets	1,130,000	375,000
Subtotal	13,934,000	9,447,000
Valuation allowance	(2,164,000)	(2,164,000)
Deferred tax assets	11,770,000	7,283,000

Deferred tax liabilities:
Investment in life insurance policies	(13,867,000)	(9,046,000)
Other	-	(1,000)
Net deferred tax liability	$(2,097,000)	$(1,764,000)

At December 31, 2016 and 2015, we had federal net operating loss (“NOL”) carryforwards of $26,642,000 and $17,451,000, respectively, and aggregate state NOL carryforwards of approximately $26,616,000 and $17,423,000, respectively. The NOL carryforwards will begin to expire in 2031. Future utilization of NOL carryforwards is subject to limitations under Section 382 of the Internal Revenue Code. This section generally relates to a more than 50 percent change in ownership over a three-year period. We currently do not believe that any issuance of common stock has resulted in an ownership change under Section 382.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We provide for a valuation allowance when it is not considered “more likely than not” that our deferred tax assets will be realized. At both December 31, 2016 and 2015 based upon all available evidence, we provided a valuation allowance of $2,164,000, against deferred tax assets related to the likelihood of recovering the tax benefit of a capital loss on a note receivable from a related entity and other capital losses. Management believes all other deferred tax assets are recoverable.

ASC 740 requires the reporting of certain tax positions that do not meet a threshold of “more-likely-than-not” to be recorded as uncertain tax benefits. It management's responsibility to determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation, based upon the technical merits of the position. Management has reviewed all income tax positions taken or expected to be taken for all open years and determined that the income tax positions are appropriately stated and supported. We do not anticipate that the total unrecognized tax benefits will significantly change prior to December 31, 2016.

Under our accounting policies, interest and penalties on unrecognized tax benefits, as well as interest received from favorable tax settlements are recognized as components of income tax expense. At December 31, 2016 and 2015, we recorded no accrued interest or penalties related to uncertain tax positions.

Our income tax returns for tax years ended December 31, 2013, 2014, 2015 and 2016, when filed, remain open to examination by the Internal Revenue Service and various state taxing jurisdictions. Our tax return for tax year 2012 has now been examined by the IRS (finalized April of 2015) but is open for examination by various state taxing jurisdictions.

(14)   Common Stock

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

(15)   Stock Incentive Plan

We adopted our 2013 Stock Incentive Plan in March 2013. The Compensation Committee of our Board of Directors is responsible for the administration the plan. Incentives under the plan may be granted incentive stock options and non-statutory stock options; stock appreciation rights; stock awards; restricted stock; restricted stock units; and performance shares. Eligible participants include officers and employees of GWG Holdings and its subsidiaries, members of our Board of Directors, and consultants. 2,000,000 common shares are presently issuable under the plan.

In September 2014, we entered into a stock option agreement with a new management employee granting the employee the right to purchase up to 318,000 of our common stock at an exercise price of $12.50. The grant of such rights to purchase our common stock was treated as an inducement grant and was issued outside the GWG Holdings Inc. 2013 Stock Incentive Plan.

Through December 31, 2016, we had issued stock options for 2,048,000 shares of common stock to employees, officers, and directors under the plan. Options for 738,000 shares have vested, and the remaining options are scheduled to vest over three years. The options were issued with an exercise price between $6.35 and $10.18 for those beneficially owning more than 10% of our common stock, and between $6.00 and $10.25 for all others, which is equal to the estimated market price of the shares on the date of grant. The expected annualized volatility used in the Black-Scholes model valuation of options issued during the period was 25.9%. The annual volatility rate is based on the standard deviation of the average continuously compounded rate of return of five selected comparable companies over the previous 52 weeks. A forfeiture rate of 15% is based on historical information and expected future trend. As of December 31, 2016, stock options for 437,000 shares were forfeited and stock options for 28,000 shares were exercised.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Outstanding stock options:

	Vested	Un-vested	Total
Balance as of December 31, 2014	314,288	685,813	1,000,101
Granted during the year	79,500	273,700	353,200
Vested during the year	238,999	(238,999)	-
Exercised during the year	(27,667)	-	(27,667)
Forfeited during the year	(121,417)	(150,602)	(272,019)
Balance as of December 31, 2015	483,703	569,912	1,053,615
Granted during the year	22,500	608,350	630,850
Vested during the year	251,788	(251,788)	-
Forfeited during the year	(19,926)	(82,140)	(102,066)
Balance as of December 31, 2016	738,065	844,334	1,582,399

Compensation expense related to un-vested options not yet recognized is $525,000. We expect to recognize this compensation expense over the next three years ($265,000 in 2017, $157,000 in 2018, and $103,000 in 2019).

Stock Appreciation Rights (SARs) - On September 19, 2016 we issued SARs for 145,388 shares of the common stock to employees. The strike price of the SARs was $8.76, which was equal to the market price of the common stock at the close of business on September 19, 2016. 56,358 of the SARs were vested as of December 31, 2016, on which date the market price of the common stock was $8.82. A forfeiture rate of 15% was used in calculating our liability for the SARs.

Outstanding Stock Appreciation Rights:

	Vested	Un-vested	Total
Balance as of December 31, 2015	-	-	-
Granted during the year	106,608	133,127	239,735
Forfeited during the year	-	-	-
Balance as of December 31, 2016	106,608	133,127	239,735

A liability for Stock Appreciation Rights - Compensation Expense was recorded on December 31, 2016 in the amount of $4,266 and Compensation Expense was charged for the same amount.

(16)   Net Loss per Common Share

We have outstanding Series A and RPS, as described in Notes 9 and 10. The Series A and RPS are anti-dilutive to our net loss attributable to common shareholders calculation for the years ended December 31, 2016 and December 31, 2015. We also issued warrants to purchase common stock in conjunction with the sale of Series A (see Note 9). Both those warrants and our vested stock options are anti-dilutive at December 31, 2016 and 2015 and have not been included in the fully diluted net loss per common share calculation.

(17)   Commitments

We are party to an office lease with U.S. Bank National Association as the landlord. On September 1, 2015, we entered into an amendment to our original lease that expanded the leased space to 17,687 square feet and extended the term through 2026. Under the amended lease we are obligated to pay base rent plus common area maintenance and a share of building operating costs. Rent expenses under this agreement were $415,000 and $283,000 during 2016 and 2015, respectively.

Minimum lease payments under the amended lease are as follows:

2017	178,000
2018	185,000
2019	191,000
2020	198,000
2021	204,000
2022	210,000
2023	217,000
2024	223,000
2025	230,000
$1,836,000

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(18)   Contingencies

Litigation – In the normal course of business, we are involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on our financial position, results of operations or cash flows.

(19)   Guarantee of L Bonds

We are publicly offering and selling L Bonds under a registration statement declared effective by the SEC, as described in Note 8. Our obligations under the L Bonds are secured by substantially all the assets of GWG Holdings, a pledge of all our common stock held individually by our largest stockholders, and by a guarantee and corresponding grant of a security interest in substantially all the assets of GWG Life. As a guarantor, GWG Life has fully and unconditionally guaranteed the payment of principal and interest on the L Bonds. Substantially all of our life insurance policies are held by DLP III, DLP IV and the Trust. The policies held by DLP III and DLP IV are not collateral for the L Bond obligations as such policies serve as direct collateral for the senior credit facilities.

The consolidating financial statements are presented in lieu of separate financial statements and other related disclosures of the subsidiary guarantor and issuer because management does not believe that separate financial statements and related disclosures would be material to investors. There are currently no significant restrictions on the ability of GWG Holdings or GWG Life, the guarantor subsidiary, to obtain funds from its subsidiaries by dividend or loan, except as described in these notes. A majority of insurance policies we own are subject to a collateral arrangement with LNV described in Note 6. Under this arrangement, collection and escrow accounts are used to fund premiums for the insurance policies and to pay interest and other charges under the senior credit facility.

The following represents consolidating financial information as of December 31, 2016 and December 31, 2015, with respect to the financial position, and as of December 31, 2016 and 2015, with respect to results of operations and cash flows of GWG Holdings and its subsidiaries. The parent column presents the financial information of GWG Holdings, the primary obligor for the L Bonds. The guarantor subsidiary column presents the financial information of GWG Life, the guarantor subsidiary of the L Bonds, presenting its investment in DLP III, DLP IV and the Trust under the equity method. The non-guarantor subsidiaries column presents the financial information of all non-guarantor subsidiaries, including DLP III, DLP IV and the Trust.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating  Balance Sheets

December 31, 2016	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

A S S E T S

Cash and cash equivalents	$28,481,047	$49,360,952	$644,983	$-	$78,486,982
Restricted cash	-	2,117,649	35,708,947	-	37,826,596
Investment in life insurance policies, at fair value	-	41,277,896	469,914,458	-	511,192,354
Secured MCA advances	-	-	5,703,147	-	5,703,147
Life insurance policy benefits receivable	-	-	5,345,000	-	5,345,000
Other assets	3,854,233	2,056,822	810,640	(2,033,592)	4,688,103
Investment in subsidiaries	429,971,148	352,337,037	-	(782,308,185)	-

TOTAL ASSETS	$462,306,428	$447,150,356	$518,127,175	$(784,341,777)	$643,242,182

L I A B I L I T I E S & S T O C K H O L D E R S' E Q U I T Y

LIABILITIES
Senior credit facilities	$-	$-	$156,064,818	$-	$156,064,818
Series I Secured Notes	-	16,404,836	-	-	16,404,836
L Bonds	381,312,587	-	-	-	381,312,587
Accounts payable	853,470	731,697	641,545	-	2,226,712
Interest payable	9,882,133	3,743,277	2,535,189	-	16,160,599
Other accrued expenses	862,369	544,032	2,303,952	(2,033,592)	1,676,761
Deferred taxes, net	2,097,371	-	-	-	2,097,371
TOTAL LIABILITIES	395,007,930	21,423,842	161,545,504	(2,033,592)	575,943,684

STOCKHOLDERS’ EQUITY (DEFICIT)
Member capital	-	425,726,514	356,581,671	(782,308,185)	-
Convertible preferred stock	19,701,133	-	-	-	19,701,133
Redeemable preferred stock	59,025,164	-	-	-	59,025,164
Common stock	5,980	-	-	-	5,980
Additional paid-in capital	7,383,515	-	-	-	7,383,515
Accumulated deficit	(18,817,294)	-	-	-	(18,817,294)
TOTAL STOCKHOLDERS’ EQUITY	67,298,498	425,726,514	356,581,671	(782,308,185)	67,298,498

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$462,306,428	$447,150,356	$518,127,175	$(784,341,777)	$643,242,182

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Balance Sheets (continued)

December 31, 2015	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

A S S E T S

Cash and cash equivalents	$32,292,162	$1,982,722	$150,221	$-	$34,425,105
Restricted cash	-	2,102,257	239,643	-	2,341,900
Investment in life insurance policies, at fair value	-	-	356,649,715	-	356,649,715
Other assets	1,742,074	688,071	30,900	-	2,461,045
Investment in subsidiaries	269,886,254	291,295,951	-	(561,182,205)	-

TOTAL ASSETS	$303,920,490	$296,069,001	$357,070,479	$(561,182,205)	$395,877,765

L I A B I L I T I E S & S T O C K H O L D E R S' E Q U I T Y

LIABILITIES
Senior credit facilities	$-	$(1,000,000)	$64,279,596	$-	$63,279,596
Series I Secured Notes	-	23,287,704	-	-	23,287,704
L Bonds	276,482,796	-	-	-	276,482,796
Accounts payable	280,988	157,217	1,079,235	-	1,517,440
Interest payable	8,529,959	3,544,626	265,476	-	12,340,061
Other accrued expenses	717,365	343,421	-	-	1,060,786
Deferred taxes, net	1,763,968	-	-	-	1,763,968
TOTAL LIABILITIES	287,775,076	26,332,968	65,624,307	-	379,732,351

STOCKHOLDERS’ EQUITY (DEFICIT)
Member capital	-	269,736,033	291,446,172	(561,182,205)	-
Convertible preferred stock	20,784,841	-	-	-	20,784,841
Common stock	5,942	-	-	-	5,942
Additional paid-in capital	14,563,834	-	-	-	17,149,391
Accumulated deficit	(19,209,203)	-	-	-	(19,209,203)
TOTAL STOCKHOLDERS’ EQUITY	16,145,414	269,736,033	291,446,172	(561,182,205)	16,145,414

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$303,920,490	$296,069,001	$357,070,479	$(561,182,205)	$395,877,765

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Operations

For the year ended December 31, 2016	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Policy servicing fees	$-	$13,417	$-	$(13,417)	$-
Gain on life insurance policies, net	-	379,405	67,422,160	-	67,801,565
MCA income	-	-	929,303	-	929,303
Interest and other income	260,087	59,340	639,414	(212,375)	746,466
TOTAL REVENUE	260,087	452,162	68,990,877	(225,792)	69,477,334

EXPENSES
Origination and servicing fees	-	-	13,417	(13,417)	-
Interest expense	32,149,577	2,311,819	8,094,353	(212,375)	42,343,374
Employee compensation and benefits	6,874,368	4,358,406	551,522	-	11,784,296
Legal and professional fees	2,107,053	1,628,408	211,915	-	3,947,376
Other expenses	5,822,621	2,871,318	1,983,037	-	10,676,976
TOTAL EXPENSES	46,953,619	11,169,951	10,854,244	(225,792)	68,752,022

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(46,693,532)	(10,717,789)	58,136,633	-	725,312

EQUITY IN INCOME OF SUBSIDIARIES	47,418,844	58,822,543	-	(106,241,387)	-

NET INCOME BEFORE INCOME TAXES	725,312	48,104,754	58,136,633	(106,241,387)	725,312

INCOME TAX EXPENSE	333,403	-	-	-	333,403
NET INCOME	391,909	48,104,754	58,136,633	(106,241,387)	391,909
Preferred stock dividends	(3,537,287)	-	-	-	(3,537,287)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,145,378)	$-	$-	$-	$(3,145,378)

For the year ended December 31, 2015	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Policy servicing fees	$-	$2,217,471	$-	$(2,217,471)	$-
Gain on life insurance policies, net	-	-	39,381,003	-	39,381,003
Interest and other income	45,613	62,125	143,511		251,249
TOTAL REVENUE	45,613	2,279,596	39,524,514	(2,217,471)	39,632,252

EXPENSES
Origination and servicing fees	-	-	2,217,471	(2,217,471)	-
Interest expense	22,416,821	2,703,124	4,398,743	-	29,518,718
Employee compensation and benefits	6,007,347	2,002,673	-	-	8,010,020
Legal and professional fees	2,115,580	1,037,203	-	-	3,152,783
Other expenses	4,295,085	3,347,294	141,971	-	7,784,350
TOTAL EXPENSES	34,834,863	9,090,294	6,758,185	(2,217,471)	48,465,871

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(34,789,250)	(6,810,698)	32,766,329	-	(8,833,619)

EQUITY IN INCOME OF SUBSIDIARIES	25,955,631	32,766,108	-	(58,721,739)	-

NET INCOME (LOSS) BEFORE INCOME TAXES	(8,833,619)	25,955,410	32,766,329	(58,721,739)	(8,833,619)

INCOME TAX BENEFIT	(3,509,587)	-	-	-	(3,509,587)
NET INCOME (LOSS)	(5,324,032)	25,955,410	32,766,329	(58,721,739)	(5,324,032)
Preferred stock dividends	(2,069,242)	-	-	-	(2,069,242)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(7,393,274)	$-	$-	$-	$(7,393,274)

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows

For the year ended December 31, 2016	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$391,909	$48,104,754	$58,136,633	$(106,241,387)	$391,909
Adjustments to reconcile net income to net cash flows from operating activities:
(Equity) of subsidiaries	(47,418,845)	(58,822,542)	-	106,241,387	-
Gain on life insurance policies, gross	-	-	(48,988,406)	-	(48,988,406)
Amortization of deferred financing and issuance costs	7,720,065	(1,307,640)	2,032,827	-	8,445,252
Deferred income taxes	333,402	-	-	-	333,402
Preferred stock issued in lieu of cash dividends	689,742	-	-	-	689,742
Preferred stock dividends payable	302,972	-	-	-	302,972
(Increase) decrease in operating assets:
Life insurance policy benefits receivable	-	-	(5,345,000)	-	(5,345,000)
Due from related parties	-	1,169	-	-	1,169
Other assets	(112,725,117)	(44,866,357)	19,683,919	114,884,593	(23,022,962)
Increase (decrease) in operating liabilities:
Due to related party	(2,033,592)	-	2,033,592	-	-
Accounts payable	572,483	574,481	(437,692)	-	709,272
Interest payable	2,191,113	420,259	2,256,824	-	4,868,196
Other accrued expenses	706,718	2,873,233	(7,979,395)	-	(4,399,444)
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(149,269,149)	(53,022,643)	21,393,302	114,884,593	(66,013,897)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	-	-	(94,952,879)	-	(94,952,879)
Carrying value of matured life insurance policies	-	-	10,992,624	-	10,992,624
Investment in Secured MCA advances	-	-	(8,727,924)	-	(8,727,924)
Proceeds from Secured MCA advances	-	-	2,553,466	-	2,553,466
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(90,134,713)	-	(90,134,713)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on senior credit facilities	-	-	97,713,952	-	97,713,952
Payments for redemption of Series I Secured Notes	-	(7,469,462)	-	-	(7,469,462)
Proceeds from issuance of L Bonds	153,874,402	-	-	-	153,874,402
Payment of deferred issuance costs for L Bonds	(10,149,316)	-	-	-	(10,149,316)
Payments for redemption of L Bonds	(45,754,691)	-	-	-	(45,754,691)
Issuance of common stock	244,185	-	-	-	244,185
Proceeds (payments) from restricted cash	-	(15,392)	(35,469,305)	-	(35,484,697)
Proceeds from issuance of preferred stock	57,040,946	-	71,555	-	57,112,501
Payments for issuance costs of preferred stock	(4,133,526)	-	(7,340)	-	(4,140,866)
Payments for redemption of preferred stock	(2,126,678)	-	(71,555)	-	(2,198,233)
Payments of preferred stock dividends	(3,537,288)	-	-	-	(3,537,288)
Issuance of member capital	-	107,885,727	6,998,866	(114,884,593)	-
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	145,458,034	100,400,873	69,236,173	(114,884,593)	200,210,487

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,811,115)	47,378,230	494,762	-	44,061,877

CASH AND CASH EQUIVALENTS
BEGINNING OF THE PERIOD	32,292,162	1,982,722	150,221	-	34,425,105

END OF THE PERIOD	$28,481,047	$49,360,952	$644,983	$-	$78,486,982

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows (continued)

For the year ended December 31, 2015	Parent	Guarantor Sub	Non-Guarantor Sub	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,324,032)	$25,955,410	$32,766,329	$(58,721,739)	$(5,324,032)
Adjustments to reconcile net income to net cash flows from operating activities:
(Equity) of subsidiaries	(25,955,632)	(32,766,107)	-	58,721,739	-
Gain on life insurance policies, gross	-	-	(39,371,059)	-	(39,371,059)
Amortization of deferred financing and issuance costs	4,081,051	362,457	(731,452)	-	3,712,056
Deferred income taxes	(3,509,587)	-	-	-	(3,509,587)
Preferred stock issued in lieu of cash dividends	683,133	-	-	-	683,133
Preferred stock dividends payable	6,800	-	-	-	6,800
(Increase) decrease in operating assets:
Due from related parties	-	(1,256)	-	-	(1,256)
Life insurance policy benefits receivable	-	-	1,750,000	-	1,750,000
Other assets	(58,689,451)	(43,314,345)	-	101,699,270	(304,526)
Increase (decrease) in operating liabilities:
Accounts payable	(129,909)	(85,463)	529,236	-	313,864
Interest payable	2,730,921	233,786	(751,178)	-	2,213,529
Other accrued expenses	2,059,136	149,242	(24,985)	-	2,183,393
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(84,047,570)	(49,466,276)	(5,833,109)	101,699,270	(37,647,685)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	-	-	(38,906,934)	-	(38,906,934)
Proceeds from settlement of life insurance policies	-	-	4,511,289	-	4,511,289
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(34,395,645)	-	(34,395,645)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayment of senior credit facilities	-	-	(7,150,000)	-	(7,150,000)
Payments for redemption of Series I Secured Notes	-	(4,891,681)	-	-	(4,891,681)
Proceeds from issuance of L Bonds	131,159,348	-	-	-	131,159,348
Payment of deferred issuance costs for L Bonds	(7,499,601)	-	-	-	(7,499,601)
Payments for redemption of L Bonds	(35,984,061)	-	-	-	(35,984,061)
Proceeds (payments) from restricted cash	-	(2,019,757)	3,973,910	-	1,954,153
Issuance of common stock	582,000	-	-	-	582,000
Payments for redemption of preferred stock	(295,185)	-	-	-	(295,185)
Payments of preferred stock dividends	(2,069,242)	-	-	-	(2,069,242)
Issuance of member capital	-	58,144,205	43,555,065	(101,699,270)	-
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	85,893,259	51,232,767	40,378,975	(101,699,270)	75,805,731

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,845,689	1,766,491	150,221	-	3,762,401

CASH AND CASH EQUIVALENTS
BEGINNING OF THE PERIOD	30,446,473	216,231	-	-	30,662,704

END OF THE PERIOD	$32,292,162	$1,982,722	$150,221	$-	$34,425,105

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(20) Concentration

We purchase life insurance policies written by life insurance companies having investment-grade ratings by independent rating agencies. As a result, there may be certain concentrations of policies with life insurance companies. The following summarizes the face value of insurance policies with specific life insurance companies exceeding 10% of the total face value held by us.

	As of December 31,
Life insurance company	2016	2015
John Hancock	14.36%	12.73%
AXA Equitable	13.42%	14.00%
Lincoln National	11.22%	*

* percentage does not exceed 10% of the total face value.

The following summarizes the number of insurance policies held in specific states exceeding 10% of the total face value held by us:

	As of December 31,
State of residence	2016	2015

California	20.72%	25.25%
Florida	19.42%	19.95%

(21) Subsequent Events

Subsequent to December 31, 2016, eight policies covering seven individuals have matured. The combined insurance benefits of these policies were $15,975,000. We recorded realized gains of $13,956,000 on these seven policies.

Subsequent to December 31, 2016, we have issued approximately an additional $15,318,000 in principal amount of L Bonds.

Subsequent to December 31, 2016 we have issued approximately $16,871,000 of RPS.

On February 9, 2017, we declared a special cash dividend in the amount of $2.50 per share, payable on or about April 14, 2017, to the holders of RPS of record as of the close of business on April 5, 2017.

On February 14, 2017, we began a public offering of up to 150,000 shares of RPS 2 at $1,000 per share. As of the date of this report, we have not sold any shares of RPS 2.

Effective February 16, 2017, Paul Siegert, Director and Executive Chairman, voluntarily resigned from the Board of Directors. As part of his resignation, we agreed to repurchase Mr. Siegert’s 200,445 shares of GWG common stock for an aggregate of approximately $1.604 million. As a separation payment, Mr. Siegert will continue to receive his regular salary payments (annualized to approximately $201,000) through December 31, 2017 and he forfeited all options, both unvested and vested, to purchase shares of GWG common stock. Following his resignation, the Board of Directors appointed Mark Schwarzmann as a director of the Board and Jon Sabes was appointed Chairman of the Board.

(22) Reclassification of Preferred Stock Dividends

For the quarter ended December 31, 2016, we identified an error relating to prior periods in the classification of preferred stock dividends on the consolidated statement of operations and balance sheet. Preferred stock dividends have been classified as interest expense since the third quarter of 2014, when our initial public offering became effective. As a result, dividend cost resulted in an increase of the accumulated deficit on the balance sheet. The preferred stock dividends should have been charged directly to additional paid-in capital and are separately reflected as preferred stock dividends on the consolidated statement of operations. The reclassification of preferred stock dividends did not result in any changes to total equity in any of the periods effected. Additionally, the reclassification did not result in any changes to net loss attributable to common shareholders or net loss per common share for the year ended December 31, 2015.

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

As of December 31, 2016, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

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

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 based on criteria for effective control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission, 2013 framework in “Internal Control—Integrated Framework.” Based on this assessment, our management concluded that, as of the evaluation date, we maintained effective internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION AND RELATED-PARTY TRANSACTION DISCLOSURES.

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

50

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Documents filed as part of this Form 10-K:

Financial Statement Schedule:

Not applicable.

Exhibit Index

Exhibit	Description
3.1	Certificate of Incorporation (1)
3.2	Bylaws as amended (filed herewith)
3.3	Certificate of Amendment to Certificate of Incorporation (3)
3.4	Certificate of Designations for Series A Convertible Preferred Stock (3)
3.5	Certificate of Amendment to Certificate of Incorporation (7)
3.6	Certificate of Designation for Redeemable Preferred Stock (17)
3.7	Certificate of Amendment to Certificate of Designation for Redeemable Preferred Stock (17)
3.8	Certificate of Designation for Series 2 Redeemable Preferred Stock (20)
4.1	Indenture with Bank of Utah, dated October 19, 2011 (5)
4.2	Pledge and Security Agreement by and among GWG Holdings, Inc., GWG Life, LLC, Jon R. Sabes, Steven F. Sabes, and Bank of Utah, dated October 19, 2011 (5)
4.3	Intercreditor Agreement by and among Bank of Utah, and Lord Securities Corporation, dated October 19, 2011 (5)
4.4	Amendment No. 1 to Indenture with Bank of Utah, dated December 15, 2011 (6)
4.5	Amendment No. 1 to Pledge and Security Agreement, dated December 15, 2011 (6)
4.6	Amendment No. 2 to Indenture with Bank of Utah, dated January 9, 2015 (10)
4.7	Amendment No. 1 to Intercreditor Agreement, dated January 9, 2015 (11)
4.8	Amendment No. 2 to Pledge and Security Agreement, dated January 9, 2015 (11)
4.9	Amendment No. 3 to Indenture with Bank of Utah, dated June 12, 2015 (12)
4.10	Amendment No. 2 to Intercreditor Agreement, dated June 12, 2015 (12)
4.11	Amendment No. 3 to Pledge and Security Agreement, dated June 12, 2015 (12)
4.12	Form of Subscription Agreement for Redeemable Preferred Stock (16)
4.13	Form of Subscription Agreement for Series 2 Redeemable Preferred Stock (19)
10.1	Second Amended and Restated Credit and Security Agreement with DZ Bank AG Deutsche Zentral-Genossenschaftsbank (as agent), and Autobahn Funding Company LLC (as lender), dated effective May 11, 2015 (9)
10.2	Amended and Restated Performance Guaranty of GWG Holdings, LLC dated as of May 11, 2015, delivered in favor of DZ Bank AG Deutsche Zentral-Genossenschaftsbank (as agent) and Autobahn Funding Company LLC (as lender) (9)
10.3	Pledge Agreement dated November 15, 2010, among Jon R. Sabes, Steven F. Sabes, Opportunity Finance, LLC, SFS Trust 1976, SFS Trust 1992 Esther, SFS Trust 1982, Mokeson, LLC (collectively as pledgors), and Lord Securities Corporation (as trustee and pledgee) (3)
10.4	Third Amended and Restated Note Issuance and Security Agreement dated November 1, 2011, with Lord Securities Corporation (as trustee), GWG LifeNotes Trust (as secured party), and noteholders (2)
10.5	Amendment to Third Amended and Restated Note Issuance and Security Agreement, dated as of November 18, 2013, with Lord Securities Corporation (as trustee for the GWG LifeNotes Trust) (8)
10.6	Loan and Security Agreement with GWG DLP Funding IV, LLC (as borrower), CLMG Corp. (as agent) and LNV Corporation (as lender), dated September 14, 2016 (18)
10.7	Employment Agreement with Jon R. Sabes, dated June 14, 2011 (4)
10.8	Employment Agreement with Steven F. Sabes, dated June 14, 2011 (4)
10.9	Employment Agreement with Paul A. Siegert, dated June 14, 2011 (4)
10.10	Employment Agreement with William B. Acheson, dated May 30, 2014 (13)
10.11	Employment Agreement with Michael D. Freedman, dated September 22, 2014 (14)
10.12	Stock Option Agreement with Michael D. Freedman, dated September 22, 2014 (14)
10.13	2013 Stock Incentive Plan (15)
10.14	Form of Stock Option Agreement used with 2013 Stock Incentive Plan (13)
21	List of Subsidiaries (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1	Section 302 Certification of the Chief Executive Officer (filed herewith)
31.2	Section 302 Certification of the Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ( filed herewith )
99.1	Letter from Model Actuarial Pricing Systems, dated January 30, 2017 (filed herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

(1)	Incorporated by reference to Form S-1 Registration Statement filed on June 14, 2011 (File No. 333-174887).
(2)	Incorporated by reference to Post-Effective Amendment No. 8 to Form S-1/A filed on November 22, 2013 (File No. 333-174887).

(3)	Incorporated by reference to Form S-1/A Registration Statement filed on August 23, 2011 (File No. 333-174887).
(4)	Incorporated by reference to Form S-1/A Registration Statement filed on September 20, 2011 (File No. 333-174887).
(5)	Incorporated by reference to Form S-1/A Registration Statement filed on October 20, 2011 (File No. 333-174887).
(6)	Incorporated by reference to Post-Effective Amendment No. 1 to Form S-1/A filed on April 30, 2012 (File No. 333-174887).
(7)	Incorporated by reference to Quarterly Report on Form 10-Q filed on August 8, 2014.
(8)	Incorporated by reference to Post-Effective Amendment No. 8 to Form S-1/A filed on November 22, 2013 (File No. 333-174887).
(9)	Incorporated by reference to Post-Effective Amendment No. 3 to Form S-1/A filed on May 15, 2015 (File No. 333-197227).
(10)	Incorporated by reference to Form S-1/A Registration Statement filed on November 4, 2014 (File No. 333-197227).
(11)	Incorporated by reference to Form S-1/A Registration Statement filed on January 7, 2015 (File No. 333-197227).
(12)	Incorporated by reference to Form S-1/A Registration Statement filed on June 12, 2015 (File No. 333-203879).
(13)	Incorporated by reference to Form S-1/A Registration Statement filed on June 6, 2014 (File No. 333-195505).
(14)	Incorporated by reference to Form S-1/A Registration Statement filed on December 19, 2014 (File No. 333-197227).
(15) (16)

Incorporated by reference to the registrant’s Definitive Proxy Statement filed on April 30, 2015.

Incorporated by reference to Form S-1/A Registration Statement filed on October 23, 2015 (File No. 333-206626).

(17)	Incorporated by reference to Annual Report on Form 10-K filed on March 22, 2016.
(18)	Incorporated by reference to Current Report on Form 8-K filed on September 19, 2016.
(19)	Incorporated by reference to Form S-1/A Registration Statement filed on February 7, 2017 (File No. 333-214896).
(20)	Incorporated by reference to Current Report on Form 8-K filed on February 22, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GWG HOLDINGS, INC.

Date: March 15, 2017	By:	/s/ Jon R. Sabes
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below, as of March 15, 2017, by the following persons on behalf of the registrant and in the capacities indicated below.

Signature	Title

/s/ Jon R. Sabes	Chief Executive Officer, Director and Executive Chairman
Jon R. Sabes	(Principal Executive Officer)

/s/ William B. Acheson	Chief Financial Officer
William B. Acheson	(Principal Financial and Accounting Officer)

/s/ Steven F. Sabes	Executive Vice President, Director and Secretary
Steven F. Sabes

/s/ Mark Schwarzmann	Director
Mark Schwarzmann

/s/ David H. Abramson	Director
David H. Abramson

/s/ Shawn R. Gensch	Director
Shawn R. Gensch

/s/ Charles H. Maguire III	Director
Charles H. Maguire III

/s/ Jeffrey L. McGregor	Director
Jeffrey L. McGregor

