Form 10-Q
period 2017-03-31
GWG Holdings, Inc.
filed 2017-05-12
CIK 1522690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No

As of May 12, 2017, GWG Holdings, Inc. had 5,779,745 shares of common stock outstanding.

GWG HOLDINGS, INC.

Index to Form 10-Q

for the Quarter Ended March 31, 2017

		Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of March 31, 2017, and December 31, 2016	1

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016	2

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016	3 - 4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Qualitative and Quantitative Disclosures About Market Risk

Item 4.	Controls and Procedures	54

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 5.	Other Information	55

Item 6.	Exhibits	56

SIGNATURES		57

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(unaudited)
A S S E T S
Cash and cash equivalents	$49,933,336	$78,486,982
Restricted cash	48,091,589	37,826,596
Investment in life insurance policies, at fair value	545,396,546	511,192,354
Secured MCA advances	5,005,400	5,703,147
Life insurance policy benefits receivable	8,975,000	5,345,000
Other assets	3,317,692	4,688,103
TOTAL ASSETS	$660,719,563	$643,242,182

L I A B I L I T I E S & S T O C K H O L D E R S’ E Q U I T Y
LIABILITIES
Senior credit facilities	$153,387,813	$156,064,818
Series I Secured Notes	11,000,368	16,404,836
L Bonds	383,315,514	381,312,587
Accounts payable	2,684,919	2,226,712
Interest and dividends payable	16,287,918	16,160,599
Other accrued expenses	1,991,281	1,676,761
Deferred taxes, net	2,096,871	2,097,371
TOTAL LIABILITIES	$570,764,684	$575,943,684

STOCKHOLDERS’ EQUITY
CONVERTIBLE PREFERRED STOCK – Series A
(par value $0.001; shares authorized 40,000,000; shares outstanding 2,651,565 and 2,640,521; liquidation preference of $19,887,000 and $19,804,000 as of March 31, 2017 and December 31, 2016, respectively)	19,771,744	19,701,133
REDEEMABLE PREFERRED STOCK – RPS
(par value $0.001; shares authorized 100,000; shares outstanding 87,131 and 59,183 as of March 31, 2017 and December 31, 2016, respectively)	87,130,977	59,025,164

COMMON STOCK
Common stock (par value $0.001: shares authorized 210,000,000; shares issued and outstanding 5,779,745 and 5,980,190 as of March 31, 2017 and December 31, 2016, respectively)	5,780	5,980
Additional paid-in capital	1,908,774	7,383,515
Accumulated deficit	(18,862,396)	(18,817,294)
TOTAL STOCKHOLDERS’ EQUITY	89,954,879	67,298,498

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$660,719,563	$643,242,182

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
REVENUE
Gain on life insurance policies, net	$19,399,819	$17,713,712
MCA income	246,577	144,961
Interest and other income	441,949	45,220
TOTAL REVENUE	20,088,345	17,903,893

EXPENSES
Interest expense	13,244,215	9,149,155
Employee compensation and benefits	3,163,062	2,466,197
Legal and professional fees	946,348	1,206,128
Other expenses	2,780,322	2,412,160
TOTAL EXPENSES	20,133,947	15,233,640

INCOME (LOSS) BEFORE INCOME TAXES	(45,602)	2,670,253
Income tax expense (benefit)	(500)	1,084,717

NET INCOME (LOSS)	(45,102)	1,585,536
Preferred stock dividends	1,867,760	511,231
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,912,862)	$1,074,305

NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS
Basic	$(0.32)	$0.18
Diluted	$(0.32)	$0.18

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,912,946	5,942,790
Diluted	5,912,946	5,942,790

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(45,102)	$1,585,536
Adjustments to reconcile net income to net cash flows used in operating activities:
Change in fair value of life insurance policies	(13,883,833)	(11,531,553)
Amortization of deferred financing and issuance costs	2,666,203	784,188
Deferred income taxes	(500)	1,055,729
Preferred stock dividends payable	336,789	163,577
(Increase) decrease in operating assets:
Life insurance policy benefits receivable	(3,630,000)	(15,912,839)
Other assets	1,426,318	173,426
Increase in operating liabilities:
Due to related party	(7,815)	1,712,392
Accounts payable and other accrued expenses	1,217,232	1,967,969
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(11,920,708)	(20,001,575)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	(22,689,333)	(24,326,322)
Carrying value of matured life insurance policies	2,368,974	4,610,479
Investment in Secured MCA advances	-	(4,353,585)
Proceeds from Secured MCA advances	770,387	118,143
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(19,549,972)	(23,951,285)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on (repayments of) Senior Credit Facilities	(3,368,794)	20,000,000
Payments for redemption of Series I Secured Notes	(5,449,889)	(5,237,393)
Proceeds from issuance of L Bonds	24,868,659	34,368,889
Payments for issuance and redemption of L Bonds	(24,171,597)	(10,909,693)
Payments to restricted cash	(10,264,993)	(17,486,720)
Issuance (repurchase) of common stock	(1,603,560)	46,545
Proceeds from issuance of preferred stock	27,179,194	1,028,536
Payments for issuance and redemption of preferred stock	(2,404,226)	(772,553)
Payments of preferred stock dividends	(1,867,760)	(511,231)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	2,917,034	20,526,380

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(28,553,646)	(23,426,480)

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	78,486,982	34,425,105
END OF PERIOD	$49,933,336	$10,998,625

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$10,471,000	$6,453,000
Premiums paid	$10,960,000	$8,445,000
Stock-based compensation	$303,000	$9,000

NON-CASH INVESTING AND FINANCING ACTIVITIES
Series I Secured Notes:
Conversion of accrued interest and commission payable to principal	$-	$44,000
L Bonds:
Conversion of accrued interest and commission payable to principal	$508,000	$291,000
Series A Preferred Stock:
Issuance of preferred stock in lieu of cash dividends	$171,000	$168,000
Investment in life insurance policies included in accounts payable	$1,237,000	$1,551,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock	Preferred	Common	Common Stock	Additional Paid-in	Accumulated	Total
	Shares	Stock	Shares	(par)	Capital	Deficit	Equity

Balance, December 31, 2015	2,781,735	$20,784,841	5,941,790	$5,942	$14,563,834	$(19,209,203)	$16,145,414

Net income	-	-	-	-	-	391,909	391,909

Issuance of common stock	-	-	36,450	36	244,149	-	244,185

Redemption of Series A Preferred Stock	(239,749)	(1,788,451)	1,950	2	19,498	-	(1,768,951)

Issuance of Series A Preferred Stock	98,535	704,743	-	-	-	-	704,743

Issuance of Redeemable Preferred Stock	59,183	59,025,164	-	-	(4,133,525)	-	54,891,639

Preferred stock dividends	-	-	-	-	(3,537,288)	-	(3,537,288)

Issuance of stock options	-	-	-	-	226,847	-	226,847
Balance, December 31, 2016	2,699,704	$78,726,297	5,980,190	$5,980	$7,383,515	$(18,817,294)	$67,298,498

Net loss	-	-	-	-	-	(45,102)	(45,102)

Redemption of common stock	-	-	(200,445)	(200)	(1,603,360)	-	(1,603,560)

Redemption of Series A Preferred Stock	(13,395)	(100,462)	-	-	-	-	(100,462)

Issuance of Series A Preferred Stock	24,439	171,073	-	-	-	-	171,073

Issuance of Redeemable Preferred Stock	28,392	28,392,090	-	-	(2,017,487)	-	26,374,603

Redemption of Redeemable Preferred Stock	(444)	(286,277)	-	-	-	-	(286,277)

Preferred stock dividends	-	-	-	-	(1,867,760)	-	(1,867,760)

Issuance of stock options	-	-	-	-	13,866	-	13,866
Balance, March 31, 2017	2,738,696	$106,902,721	5,779,745	$5,780	$1,908,774	$(18,862,396)	$89,954,879

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Nature of business and summary of significant accounting policies

Nature of Business – We are a financial services company committed to finding new ways of disrupting and transforming the life insurance and related industries. We built our business by creating opportunities for consumers to obtain significantly more value for their life insurance policies as compared to the traditional options offered by the insurance industry by creating a secondary market. We are enhancing and extending these activities through innovation in our products and services, business processes, financing strategies, and advanced epigenetic technologies. At the same time, we are creating opportunities for investors to receive income and capital appreciation from our investment activities in the life insurance and related industries.

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

On September 30, 2015, GWG Holdings formed a wholly owned subsidiary, Wirth Park Agency, LLC. Wirth Park Agency was formed to transact life insurance policy sales on behalf of life insurance agents.

On December 7, 2015, GWG Holdings formed a wholly owned subsidiary, GWG MCA, LLC. On January 13, 2016, GWG MCA, LLC was converted to a corporation and became GWG MCA Capital, Inc. GWG MCA Capital, Inc. was formed to provide cash advances to small businesses.

On August 25, 2016, GWG Holdings formed a wholly owned subsidiary, Actüa Life & Annuity Ltd., to engage in various life insurance related businesses and activities related to its exclusive license for “DNA Methylation Based Predictor of Mortality” technology.

Use of Estimates – The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue during the reporting period. We regularly evaluate estimates and assumptions, which are based on current facts, historical experience, and various other factors that we believe to be reasonable under the circumstances. Our actual results may differ materially and adversely from our estimates. The most significant estimates with regard to these consolidated financial statements relate to (1) the determination of the assumptions used in estimating the fair value of our investments in life insurance policies, and (2) the value of our deferred tax assets and liabilities.

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

Life Insurance Policies – ASC 325-30 permits a reporting entity to account for its investments in life insurance policies using either the investment method or the fair value method. We elected to use the fair value method to account for our life insurance policies. We initially record our purchase of life insurance policies at the transaction price, which is the amount paid for the policy, inclusive of all external fees and costs associated with the acquisition. At each subsequent reporting period, we re-measure the investment at fair value in its entirety and recognize the change in fair value as unrealized gain (revenue) in the current period, net of premiums paid.

In a case where our acquisition of a policy is not complete as of a reporting date, but we have nonetheless advanced direct costs and deposits for the acquisition, those costs and deposits are recorded as “other assets” on our balance sheet until the acquisition is complete and we have secured title to the policy. On both March 31, 2017 and December 31, 2016, a total of $42,000 of our “other assets” comprised direct costs and deposits that we advanced for policy acquisitions.

We also recognize realized gain (or loss) from a life insurance policy upon one of the two following events: (1) our receipt of notice or verified mortality of the insured; or (2) our sale of the policy, filing of change-of-ownership forms and receipt of payment. In the case of mortality, the gain (or loss) we recognize is the difference between the policy benefits and the carrying values of the policy once we determine that collection of the policy benefits is realizable and reasonably assured. In the case of a policy sale, the gain (or loss) we recognize is the difference between the sale price and the carrying value of the policy on the date we receive sale proceeds.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Other Assets – Actüa Life & Annuity Ltd. (“Actüa”) is a wholly owned subsidiary of GWG Holdings engaged in various life insurance businesses and activities related to its exclusive license for the “DNA Methylation Based Predictor of Mortality” technology for the life insurance industry. The cost of entering into this license agreement is listed as “other assets.”

Stock-Based Compensation: We measure and recognize compensation expense for all stock-based payments at fair value over the requisite service period. We use the Black-Scholes option pricing model to determine the weighted-average fair value of options. For restricted stock grants, fair value is determined as of the closing price of our common stock on the date of grant. Stock-based compensation expense is recorded in general and administrative expenses based on the classification of the employee or vendor. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as by assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

The expected terms of the options are based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at grant date. Volatility is based on the standard deviation of the average continuously compounded rate of return of five selected comparable companies over the previous 52 weeks. We have not historically issued any common stock dividends and do not expect to do so in the foreseeable future. Forfeitures for both option and restricted stock grants are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from estimates.

Deferred Financing and Issuance Costs – Loans advanced to us under our senior credit facilities, as described in Notes 5 and 6, are reported net of financing costs, including issuance costs, sales commissions and other direct expenses, which are amortized using the straight-line method over the term of the facility.  The Series I Secured Notes and L Bonds, as respectively described in Notes 7 and 8, are reported net of financing costs, which are amortized using the interest method over the term of those borrowings. The Series A, as described in Note 9, is reported net of financing costs (including the fair value of warrants issued), all of which were fully amortized using the interest method as of March 31, 2017. Selling and issuance costs of Redeemable Preferred Stock (“RPS”) and Series 2 Redeemable Preferred Stock (“RPS 2”), described in Notes 10 and 11, are netted against additional paid-in-capital.

Earnings (loss) per Share – Basic earnings (loss) per share attributable to common shareholders are calculated using the weighted-average number of shares outstanding during the reported period. Diluted earnings (loss) per share are calculated based on the potential dilutive impact of our outstanding Series A, RPS, warrants and stock options. Due to our net loss for the three months ended March 31, 2017, there are no dilutive securities.

Recently Issued Accounting Pronouncements – On April 7, 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), as part of its simplification initiative. ASU 2015-03 changes the presentation of debt issuance costs by presenting those costs in the balance sheet as a direct deduction from the related debt liability. Amortization of the costs is reported as interest expense. We adopted ASU 2015-03 effective January 1, 2016, as required for public reporting entities.

On February 25, 2016, the FASB issued ASU 2016-02 Leases (“ASU 2016-02”). The new guidance is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 provides more transparency and comparability in the financial statements of lessees by recognizing all leases with a term greater than twelve months on the balance sheet. Lessees will also be required to disclose key information about their leases. Early adoption is permitted. We are currently evaluating the impact of the adoption of this pronouncement and have not yet adopted ASU 2016-02 as of March 31, 2017.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(2) Restrictions on cash

Under the terms of our senior credit facilities (discussed in Notes 5 and 6), we are required to maintain collection and escrow accounts that are used to fund the acquisition of policies, pay annual policy premiums, pay interest and other charges under the facility, and collect policy benefits. The agents for the lenders authorize the disbursements from these accounts. At March 31, 2017 and December 31, 2016, there was a balance of $48,092,000, and $37,827,000, respectively, in these restricted cash accounts.

(3) Investment in life insurance policies

Life insurance policies are valued based on unobservable inputs that are significant to their overall fair value. Changes in the fair value of these policies are recorded as gain or loss on life insurance policies, net of premiums paid on those policies, in our consolidated statements of operations. Fair value is determined on a discounted cash flow basis that incorporates life expectancy assumptions generally derived from reports obtained from widely accepted life expectancy providers, other than insured lives covered under small face amount policies (i.e., $1 million in face value benefits or less), assumptions relating to cost-of-insurance (premium) rates and other assumptions. The discount rate we apply incorporates current information about discount rate applied by other reporting companies owning portfolios of life insurance policies, the discount rates observed in the life insurance secondary market, market interest rates, the credit exposure to the insurance companies that issued the life insurance policies and management’s estimate of the risk premium a purchaser would require to receive the future cash flows derived from our portfolio as a whole. As a result of management’s analysis, a discount rate of 10.96% was applied to our portfolio as of both March 31, 2017 and December 31, 2016.

A summary of our life insurance policies accounted for under the fair value method, and their estimated maturity dates, based on remaining life expectancy is as follows:

	As of March 31, 2017			As of December 31, 2016
Years Ending December 31,	Number of Contracts	Estimated Fair Value	Face Value	Number of Contracts	Estimated Fair Value	Face Value
2017	6	3,861,000	4,375,000	11	14,837,000	16,939,000
2018	19	27,200,000	35,893,000	23	30,830,000	42,564,000
2019	70	74,557,000	112,510,000	55	57,556,000	88,858,000
2020	87	79,279,000	143,812,000	93	85,414,000	159,814,000
2021	91	80,357,000	166,349,000	86	73,825,000	158,744,000
2022	74	62,786,000	153,016,000	66	56,909,000	147,222,000
2023	72	49,018,000	142,501,000	64	44,953,000	128,581,000
Thereafter	334	168,339,000	689,102,000	292	146,868,000	618,953,000
Totals	753	$545,397,000	$1,447,558,000	690	$511,192,000	1,361,675,000

We recognized life insurance benefits of $18,975,000 and $19,238,000 during the three months ended March 31, 2017 and 2016, respectively, related to policies with a carrying value of $2,369,000 and $4,611,000, respectively, and as a result recorded realized gains of $16,606,000 and $14,627,000, respectively.

Reconciliation of gain on life insurance policies:

Three Months Ended:	March 31, 2017	March 31, 2016
Change in fair value	$13,884,000	$11,532,000
Premiums and other annual fees	(11,090,000)	(8,445,000)
Policy maturities	16,606,000	14,627,000
Gain on life settlements, net	$19,400,000	$17,714,000

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

We currently estimate that premium payments and servicing fees required to maintain our current portfolio of life insurance policies in force for the next five years, assuming no mortalities, are as follows:

Years Ending December 31,	Premiums	Servicing	Premiums and Servicing Fees
Nine months ending December 31, 2017	$35,228,000	$654,000	$35,882,000
2018	51,895,000	654,000	52,549,000
2019	57,632,000	654,000	58,286,000
2020	62,464,000	654,000	63,118,000
2021	70,222,000	654,000	70,876,000
2022	78,953,000	654,000	79,607,000
	$356,394,000	$3,924,000	$360,318,000

Management anticipates funding the premium payments estimated above with proceeds from the receipt of policy benefits from our portfolio of life insurance policies, net proceeds from our offering of L Bonds and RPS 2, and from our senior credit facilities. The proceeds of these capital sources may also be used for the purchase, financing, and maintenance of additional life insurance policies.

(4) Fair value definition and hierarchy

ASC 820 establishes a hierarchical disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is affected by a number of factors, including the type of investment, the characteristics specific to the investment and the state of the marketplace, including the existence and transparency of transactions between market participants. Assets and liabilities with readily available and actively quoted prices, or for which fair value can be measured from actively quoted prices in an orderly market, generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. ASC 820 maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring the use of observable inputs whenever available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect assumptions about how market participants price an asset or liability based on the best available information. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

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

The following table reconciles the beginning and ending fair value of our Level 3 investments in our portfolio of life insurance policies for the periods ended March 31, as follows:

	Three Months Ended March 31,
	2017	2016
Beginning balance	$511,192,000	$356,650,000
Purchases	22,690,000	23,831,000
Maturities (initial cost basis)	(2,369,000)	(4,611,000)
Net change in fair value	13,884,000	11,532,000
Ending balance	$545,397,000	$387,402,000

In the past, we periodically updated the independent life expectancy estimates on the insured lives in our portfolio, other than insured lives covered under small face amount policies (i.e., $1 million in face value benefits or less), on a continuous rotating three-year cycle, and through that effort attempted to update life expectancies for approximately one-twelfth of our portfolio each quarter. Currently, however, the terms of our senior credit facility with LNV Corporation require us to attempt to update life expectancies on a rotating two-year cycle.

The following table summarizes the inputs utilized in estimating the fair value of our portfolio of life insurance policies:

	As of March 31, 2017	As of December 31, 2016
Weighted-average age of insured, years	81.5	81.6
Weighted-average life expectancy, months	83.0	83.2
Average face amount per policy	$1,922,000	$1,973,000
Discount rate	10.96%	10.96%

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

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Change in Fair Value of the Investment in Life Insurance Policies

	Change in life expectancy estimates
	minus 8 months	minus 4 months	plus 4 months	plus 8 months

March 31, 2017	$74,249,000	$36,972,000	$(36,277,000)	$(71,802,000)
December 31, 2016	$69,253,000	$34,601,000	$(33,846,000)	$(67,028,000)

	Change in discount rate
	minus 2%	minus 1%	plus 1%	plus 2%

March 31, 2017	$57,001,000	$27,278,000	$(25,096,000)	$(48,239,000)
December 31, 2016	$53,764,000	$25,728,000	$(23,668,000)	$(45,491,000)

Other Fair Value Considerations

The carrying value of receivables, prepaid expenses, accounts payable and accrued expenses approximate fair value due to their short-term maturities and low credit risk. Using the income-based valuation approach, the estimated fair value of our Series I Secured Notes and L Bonds, having a combined aggregate face value of $402,500,000 as of March 31, 2017, is approximately $413,074,000 based on a weighted-average market interest rate of 6.55%. The carrying value of the senior credit facilities reflects interest charged at the commercial paper rate or 12-month LIBOR, as applicable, plus an applicable margin. The margin represents our credit risk, and the strength of the portfolio of life insurance policies collateralizing the debt. The overall rate reflects market, and the carrying value of the facility approximates fair value.

GWG MCA participates in the merchant cash advance industry by directly advancing sums to merchants and lending money, on a secured basis, to companies that advance sums to merchants. Each quarter, we review the carrying value of these advances and loans, and determine if an impairment reserve is necessary. At March 31, 2017 one of our secured loans was potentially impaired. The secured loan to Nulook Capital LLC had an outstanding balance of $2,105,000 and a loan loss reserve of $600,000 at March 31, 2017. We deem fair value to be the estimated collectible value on each loan or advance made from GWG MCA. Where we estimate the collectible amount to be less than the outstanding balance, we record a reserve for the difference.

The following table summarizes outstanding warrants as of March 31, 2017:

Month issued	Warrants issued	Fair value per share	Risk free rate	Volatility	Term
June 2012	161,840	$1.16	0.41%	47.36%	5 years
July 2012	144,547	$1.16	0.41%	47.36%	5 years
September 2012	2,500	$0.72	0.31%	40.49%	5 years
September 2014	16,000	$1.26	1.85%	17.03%	5 years
	324,887

(5) Credit Facility – Autobahn Funding Company LLC

Through GWG DLP Funding III, LLC (“DLP III”) we are party to a $105 million senior credit facility with Autobahn Funding Company LLC (“Autobahn”), with a maturity date of June 30, 2018. The facility is governed by a Credit and Security Agreement (the “Agreement”), and DZ Bank AG Deutsche Zentral-Genossenschaftsbank (“DZ Bank”) acts as the agent for Autobahn under the Agreement. On September 14, 2016, we paid off this senior credit facility in full with funds received from a new senior credit facility with LNV Corporation as described in Note 6.

Advances under the facility bear interest at a commercial paper rate of the lender at the time of the advance, or at the lender’s cost of borrowing plus 4.25%.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The amount outstanding under this facility was $0 at both March 31, 2017 and December 31, 2016, respectively. GWG Holdings is a performance guarantor of the various obligations of GWG Life, as servicer, under the Agreement. Obligations under the facility are secured by our pledge of ownership in our life insurance policies to DZ Bank through an arrangement under which Wells Fargo serves as securities intermediary.

The Agreement has certain financial (as described below) and non-financial covenants, and we were in compliance with these covenants at both March 31, 2017 and December 31, 2016.

We have agreed to maintain (i) a positive consolidated net income on a non-GAAP basis (as defined and calculated under the Agreement) for each complete fiscal year, (ii) a tangible net worth on a non-GAAP basis (again, as defined and calculated under the Agreement) of not less than $45 million, and (iii) cash and eligible investments of $15 million or above.

Consolidated non-GAAP net income and non-GAAP tangible net worth for the four quarters ended and as of March 31, 2017, as calculated under the Agreement, was $28,710,000 and $192,518,000, respectively.

No life insurance policies were pledged and no funds were available for additional borrowings under the facility at March 31, 2017 and December 31, 2016.

(6) Credit Facility – LNV Corporation

On September 14, 2016, we entered into a senior credit facility with LNV Corporation as lender through our subsidiary GWG DLP Funding IV, LLC (“DLP IV”). The facility is governed by a Loan and Security Agreement (the “Loan Agreement”), with CLMG Corp. acting as administrative agent on behalf of the lenders under the Loan Agreement. The Loan Agreement makes available a total of up to $172,300,000 in credit with a maturity date of September 14, 2026. Additional quarterly advances are available under the Loan Agreement at the LIBOR rate as defined in the agreement. Interest will accrue on amounts borrowed under the agreement at an annual interest rate, determined as of each date of borrowing or quarterly if there is no borrowing, equal to (A) the greater of 12-month LIBOR or the federal funds rate (as defined in the agreement) plus one-half of one percent per annum, plus (B) 5.75% per annum. Interest payments are made on a quarterly basis.

The amount outstanding under this facility was $159,470,000 at March 31, 2017. Obligations under the facility are secured by a security interest in DLP IV’s assets, for the benefit of the lenders under the Loan Agreement, through an arrangement under which Wells Fargo serves as securities intermediary. The life insurance policies owned by DLP IV do not serve as direct collateral for the obligations of GWG Holdings under its L Bonds or Series I Secured Notes. The difference between the outstanding balance as of March 31, 2017 and the carrying amount relates to unamortized debt issuance costs.

The Loan Agreement requires DLP IV to maintain a reserve account in an amount sufficient to pay 12 months of servicing, administrative and third party expenses identified under the Loan Agreement, and 12 months of debt service as calculated under the Loan Agreement. As of March 31, 2017, the amount set aside in this specific reserve account was $27,504,000.

The Agreement has certain financial and nonfinancial covenants, and we were in compliance with these covenants at March 31, 2017 and December 31, 2016.

No funds were available for additional borrowings under the facility at March 31, 2017.

(7) Series I Secured Notes

Series I Secured Notes (“Series I”) are legal obligations of GWG Life and were privately offered and sold from August 2009 through June 2011. The Series I are secured by the assets of GWG Life and are subordinate to obligations under our senior credit facilities (see Notes 5 and 6). We are party to a Third Amended and Restated Note Issuance and Security Agreement dated November 1, 2011, as amended, under which GWG Life is obligor, GWG Holdings is guarantor, and Lord Securities Corporation serves as trustee of the GWG Life Trust (“Trust”). This agreement contains certain financial and non-financial covenants, and we were in compliance with these covenants at both March 31, 2017 and December 31, 2016.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Series I were sold with original maturity dates ranging from six months to seven years, and with fixed interest rates varying from 5.65% to 9.55% depending on the term of the note. The Series I have renewal features under which we may elect to permit their renewal, subject to the right of noteholders to elect to receive payment at maturity. Since September 1, 2016, we are no longer renewing the Series I.

Interest on the Series I is payable monthly, quarterly, annually or at maturity depending on the election of the investor. At March 31, 2017 and December 31, 2016, the weighted-average interest rate of our Series I was 8.82% and 8.68%, respectively. The principal amount of Series I outstanding was $10,629,000 and $16,614,000 at March 31, 2017 and December 31, 2016, respectively. The difference between the amount outstanding on the Series I and the carrying amount on our balance sheet is due to netting of unamortized deferred issuance costs and including redemptions in process. Overall, interest expense includes amortization of deferred financing and issuance costs of $45,000 and $111,000 for the three months ended March 31, 2017 and 2016, respectively. Future expected amortization of deferred financing costs is $163,000 in total over the next five years.

Future contractual maturities of Series I payable, and future amortization of their deferred financing costs, at March 31, 2017 are as follows:

Years Ending December 31,	Contractual Maturities	Amortization of Deferred Financing Costs
Nine months ending December 31, 2017	$4,538,000	$11,000
2018	2,401,000	34,000
2019	1,024,000	18,000
2020	1,725,000	48,000
2021	941,000	52,000
	$10,629,000	$163,000

(8) L Bonds

Our L Bonds are legal obligations of GWG Holdings. Obligations under the L Bonds are secured by the assets of GWG Holdings and by GWG Life, as a guarantor, and are subordinate to the obligations under our senior credit facilities (see Notes 5 and 6). We began publicly offering and selling L Bonds in January 2012 under the name “Renewable Secured Debentures.” These debt securities were re-named “L Bonds” in January 2015. L Bonds are publicly offered and sold on a continuous basis under a registration statement permitting us to sell up to $1.0 billion in principal amount of L Bonds. We are party to an indenture governing the L Bonds dated October 19, 2011, as amended (“Indenture”), under which GWG Holdings is obligor, GWG Life is guarantor, and Bank of Utah serves as indenture trustee. The Indenture contains certain financial and non-financial covenants, and we were in compliance with these covenants at March 31, 2017 and December 31, 2016.

Effective September 1, 2016, we ceased selling 6-month and 1-year L Bonds until further notice. In addition, effective September 1, 2016, the L Bond interest rates that we offer changed to 5.50%, 6.25%, 7.50% and 8.50% for the 2-, 3-, 5- and 7-year L Bonds, respectively. The bonds have renewal features under which we may elect to permit their renewal, subject to the right of bondholders to elect to receive payment at maturity. Interest is payable monthly or annually depending on the election of the investor.

At March 31, 2017 and December 31, 2016, the weighted-average interest rate of our L Bonds was 7.28% and 7.23%, respectively. The principal amount of L Bonds outstanding was $391,871,000 and $387,067,000 at March 31, 2017 and December 31, 2016, respectively. The difference between the amount of outstanding L Bonds and the carrying amount on our balance sheets is due to netting of unamortized deferred issuance costs and cash receipts for new issuances and payments of redemptions in process. Amortization of deferred issuance costs was $1,929,000 and $1,568,000 for the three months ended March 31, 2017 and 2016, respectively. Future expected amortization of deferred financing costs as of March 31, 2017 is $12,197,000 in total over the next seven years.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Future contractual maturities of L Bonds, and future amortization of their deferred financing costs, at March 31, 2017 are as follows:

Years Ending December 31,	Contractual Maturities	Amortization of Deferred Financing Costs
Nine months ending December 31, 2017	$70,454,000	$670,000
2018	109,034,000	2,511,000
2019	103,420,000	3,643,000
2020	37,055,000	1,565,000
2021	28,901,000	1,438,000
Thereafter	43,007,000	2,370,000
	$391,871,000	$12,197,000

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

As of March 31, 2017, we issued an aggregate of 497,000 shares of Series A in satisfaction of $3,481,000 in dividends on the Series A, and an aggregate of 696,000 shares of Series A were converted into 522,000 shares of our common stock. As of March 31, 2017, we had 2,652,000 Series A shares outstanding with respect to which we incurred aggregate issuance costs of $2,838,000, all of which is included as a component of additional paid-in capital.

Purchasers of Series A in our offering received warrants to purchase an aggregate of 431,954 shares of our common stock at an exercise price of $12.50 per share. The grant date fair value of these warrants was $428,000. As of March 31, 2017, none of these warrants had been exercised and 107,000 warrants have expired. The weighted-average remaining life of these warrants was 0.35 and 0.56 years at March 31, 2017 and December 31, 2016, respectively.

In September 2014, we completed, at our discretion, a public offering of our common stock and, as a result, the Series A was reclassified from temporary equity to permanent equity. We may redeem Series A shares at a price equal to 110% of their liquidation preference ($7.50 per share) at any time. As of March 31, 2017, we have redeemed an aggregate of 435,365 shares of Series A.

(10) Redeemable Preferred Stock

On November 30, 2015, our public offering of up to 100,000 shares of Redeemable Preferred Stock (“RPS”) at $1,000 per share was declared effective. Holders of RPS are entitled to cumulative dividends at the rate of 7% per annum, paid monthly. Dividends on the RPS are recorded as a reduction to additional paid-in capital. Under certain circumstances described in the Certificate of Designation for the RPS, additional shares of RPS may be issued in lieu of cash dividends.

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

Holders of RPS may request that we redeem their RPS at a price equal to their stated value plus accrued but unpaid dividends, less an applicable redemption fee, if any. Nevertheless, the Certificate of Designation for RPS permits us complete discretion to grant or decline redemption requests. Subject to certain restrictions and conditions, we may also redeem shares of RPS without a redemption fee upon a holder’s death, total disability or bankruptcy. In addition, after one year from the date of original issuance, we may, at our option, call and redeem shares of RPS at a price equal to their liquidation preference.

As of March 31, 2017, we had sold 87,131 shares of RPS for aggregate gross consideration of $87,131,000, and incurred approximately $6,092,000 of selling costs related to the sale of those shares. Subsequent to March 31, 2017, we closed the RPS offering to additional investors.

At the time of its issuance, we determined that the RPS contained two embedded features: (1) optional redemption by the holder and (2) optional conversion by the holder. We determined that each of the embedded features met the definition of a derivative and that the RPS should be considered an equity host for the purposes of assessing the embedded derivatives for potential bifurcation. Based on our assessment under ASC 470 “Debt” we do not believe bifurcation of either the holder’s redemption or conversion feature is appropriate.

(11) Series 2 Redeemable Preferred Stock

On February 14, 2017, our public offering of up to 150,000 shares of Series 2 Redeemable Preferred Stock (“RPS 2”) at $1,000 per share was declared effective. Holders of RPS 2 are entitled to cumulative dividends at the rate of 7% per annum, paid monthly. Dividends on the RPS 2, when payable, will be recorded as a reduction to additional paid-in capital. Under certain circumstances described in the Certificate of Designation for the RPS 2, additional shares of RPS 2 may be issued in lieu of cash dividends.

The RPS 2 ranks senior to our common stock and pari passu with our Series A and RPS, and entitles its holders to a liquidation preference equal to the stated value per share (i.e., $1,000) plus accrued but unpaid dividends. Holders of RPS 2 may, less an applicable conversion discount, if any, convert their RPS 2 into our common stock at a conversion price equal to the volume-weighted average price of our common stock for the 20 trading days immediately prior to the date of conversion, subject to a minimum conversion price of $12.75 and in an aggregate amount limited to 10% of the stated value of RPS 2.

Holders of RPS 2 may request that we redeem their RPS 2 shares at a price equal to their liquidation preference, less an applicable redemption fee, if any. Nevertheless, the Certificate of Designation for RPS 2 permits us complete discretion to grant or decline requests for redemption. Subject to certain restrictions and conditions, we may also redeem shares of RPS 2 without a redemption fee upon a holder’s death, total disability or bankruptcy. In addition, we may, at our option, call and redeem shares of RPS 2 at a price equal to their liquidation preference (subject to a minimum redemption price, in the event of redemptions occurring less than one year after issuance, of 107% of the stated value of the shares being redeemed).

As of March 31, 2017 we had not sold any shares of RPS 2.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(12) Income Taxes

We had a current income tax liability of $0 as of both March 31, 2017 and December 31, 2016. The components of deferred income tax expense (benefit) for the three months ended March 31, 2017 and 2016, respectfully, consisted of the following:

	Three Months Ended
	March 31, 2017	March 31, 2016
Income tax:
Current:
Federal	$27,000	$23,000
State	7,500	6,000
Total current tax expense	34,500	29,000
Deferred:
Federal	$(20,000)	$806,000
State	(15,000)	250,000
Total deferred tax expense (benefit)	(36,000)	1,056,000
Total income tax expense (benefit)	$(500)	$1,085,000

We provide for a valuation allowance when it is not considered “more likely than not” that our deferred tax assets will be realized. At both March 31, 2017 and December 31, 2016, based upon all available evidence, we provided a valuation allowance of $2,164,000 against deferred tax assets related to the likelihood of recovering the tax benefit of a capital loss on a note receivable from a related entity and other capital losses. Management believes all other deferred tax assets are recoverable.

ASC 740 requires the reporting of certain tax positions that do not meet a threshold of “more-likely-than-not” to be recorded as uncertain tax benefits. It is management’s responsibility to determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation, based upon the technical merits of the position. Management has reviewed all income tax positions taken or expected to be taken for all open years and determined that the income tax positions are appropriately stated and supported. We do not anticipate that the total unrecognized tax benefits will significantly change prior to March 31, 2017.

Under our accounting policies, interest and penalties on unrecognized tax benefits, as well as interest received from favorable tax settlements, are recognized as components of income tax expense. At March 31, 2017 and December 31, 2016, we recorded no accrued interest or penalties related to uncertain tax positions.

Our income tax returns for tax years ended December 31, 2013, 2014, 2015 and 2016 remain open to examination by the Internal Revenue Service and various state taxing jurisdictions. Our tax return for tax year 2012 has now been examined by the IRS (finalized April of 2015) but is open for examination by various state taxing jurisdictions.

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

On February 16, 2017, GWG Holdings, Inc. entered into a Separation Agreement with Mr. Paul Siegert. Under this agreement, Mr. Siegert retired and resigned his position on our Board of Directors, including his role as Chairman of the Board. In addition, we agreed to and did repurchase in cash Mr. Siegert’s 200,445 shares of GWG common stock at a negotiated price of $8 per share for an aggregate price of approximately $1,604,000.

(14) Stock Incentive Plan

We adopted our 2013 Stock Incentive Plan in March 2013. The Compensation Committee of our Board of Directors is responsible for the administration of the plan. Participants under the plan may be granted incentive stock options and non-statutory stock options; stock appreciation rights; stock awards; restricted stock; restricted stock units; and performance shares. Eligible participants include officers and employees of GWG Holdings and its subsidiaries, members of our Board of Directors, and consultants. As of March 31, 2017, 2,000,000 common stock options are issuable under the plan.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock Options

Through March 31, 2017, we had issued stock options for 1,565,000 shares of common stock to employees, officers, and directors under the plan. Options for 753,000 shares have vested, and the remaining options are scheduled to vest over three years. The options were issued with an exercise price between $6.35 and $10.18 for those beneficially owning more than 10% of our common stock, and between $4.83 and $10.25 for all others, which is equal to the estimated market price of the shares on the date of grant. The expected annualized volatility used in the Black-Scholes model valuation of options issued during the period was 23.4%. The annual volatility rate is based on the standard deviation of the average continuously compounded rate of return of five selected comparable companies over the previous 52 weeks. A forfeiture rate of 15% is based on historical information and expected future trend. As of March 31, 2017, stock options for 480,000 shares had been forfeited and stock options for 28,000 shares had been exercised.

Outstanding stock options:

	Vested	Unvested	Total
Balance as of December 31, 2015	483,703	569,912	1,053,615
Granted during the year	22,500	608,350	630,850
Vested during the year	251,788	(251,788)	-
Forfeited during the year	(19,926)	(82,140)	(102,066)
Balance as of December 31, 2016	738,065	844,334	1,582,399
Granted during the quarter	17,100	7,800	24,900
Vested during the quarter	33,640	(33,640)	-
Forfeited during the quarter	(36,119)	(6,665)	(42,784)
Balance as of March 31, 2017	752,686	811,829	1,564,515

Compensation expense related to unvested options not yet recognized is $512,000. We expect to recognize this compensation expense over the next three years ($251,000 in 2017, $158,000 in 2018, and $103,000 in 2019).

Stock Appreciation Rights (SARs)

As of March 31, 2017, we have issued SARs for 249,797 shares of common stock to employees. The strike price of the SARs was between $7.84 and $8.76, which was equal to the market price of the common stock at the date of issuance. As of March 31, 2017, 107,857 of the SARs were vested. On March 31, 2017 the market price of GWG’s common stock was $11.10.

Outstanding Stock Appreciation Rights:

	Vested	Unvested	Total
Balance as of December 31, 2015	-	-	-
Granted during the year	106,608	133,127	239,735
Forfeited during the year	-	-	-
Balance as of December 31, 2016	106,608	133,127	239,735
Granted during the quarter	-	10,062	10,062
Vested during the quarter	1,249	(1,249)	-
Balance as of March 31, 2017	107,857	141,940	249,797

A liability for the SARs was recorded on March 31, 2017 in the amount of $294,000 and compensation expense was charged for the amount of $289,000. Our SARs entitle the participant to a payment in cash.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(15) Net income per common share

We have outstanding Series A and RPS, as described in Notes 9 and 10. The Series A and RPS are anti-dilutive to our net loss or income attributable to common shareholders calculation at both March 31, 2017 and 2016. We also issued warrants to purchase common stock in conjunction with the sale of Series A (see Note 9). Both those warrants and our vested stock options are anti-dilutive at both March 31, 2017 and 2016 and have not been included in the fully diluted net loss per common share calculation.

(16) Commitments

We are party to an office lease with U.S. Bank National Association as the landlord. On September 1, 2015, we entered into an amendment to our original lease that expanded the leased space to 17,687 square feet and extended the term through 2026. Under the amended lease we are obligated to pay base rent plus common area maintenance and a share of building operating costs. Rent expenses under this agreement were $113,000 and $224,000 during the three months ended March 2017 and 2016, respectively.

Minimum lease payments under the amended lease are as follows:

Nine months ending December 31, 2017	$135,000
2018	185,000
2019	191,000
2020	198,000
2021	204,000
2022	210,000
2023	217,000
2024	223,000
2025	230,000
$1,793,000

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

The consolidating financial statements are presented in lieu of separate financial statements and other related disclosures of the subsidiary guarantor and issuer because management does not believe that separate financial statements and related disclosures would be material to investors. There are currently no significant restrictions on the ability of GWG Holdings or GWG Life, the guarantor subsidiary, to obtain funds from its subsidiaries by dividend or loan, except as described in these notes. A majority of insurance policies we own are subject to a collateral arrangement with LNV Corporation described in Note 6. Under this arrangement, collection and escrow accounts are used to fund premiums for the insurance policies and to pay interest and other charges under the senior credit facility.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following represents consolidating financial information as of March 31, 2017 and December 31, 2016, with respect to the financial position, and as of March 31, 2017 and 2016, with respect to results of operations and cash flows of GWG Holdings and its subsidiaries. The parent column presents the financial information of GWG Holdings, the primary obligor for the L Bonds. The guarantor subsidiary column presents the financial information of GWG Life, the guarantor subsidiary of the L Bonds, presenting its investment in DLP III, DLP IV and the Trust under the equity method. The non-guarantor subsidiaries column presents the financial information of all non-guarantor subsidiaries, including DLP III, DLP IV and the Trust.

Condensed Consolidating Balance Sheets

March 31, 2017	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

A S S E T S

Cash and cash equivalents	$46,110,677	$2,851,438	$971,221	$-	$49,933,336
Restricted cash	-	3,560,333	44,531,256	-	48,091,589
Investment in life insurance policies, at fair value	-	41,841,894	503,554,652	-	545,396,546
Secured MCA advances	-	-	5,005,400	-	5,005,400
Life insurance policy benefits receivable	-	600,000	8,375,000	-	8,975,000
Other assets	2,841,802	1,760,967	55,420	(1,340,497)	3,317,692
Investment in subsidiaries	438,054,807	398,737,862	-	(836,792,669)	-

TOTAL ASSETS	$487,007,286	$449,352,494	$562,492,949	$(838,133,166)	$660,719,563

L I A B I L I T I E S & S T O C K H O L D E R S’ E Q U I T Y

LIABILITIES
Senior credit facilities	$-	$-	$153,387,813	$-	$153,387,813
Series I Secured Notes	-	11,000,368	-	-	11,000,368
L Bonds	383,315,514	-	-	-	383,315,514
Accounts payable	589,962	614,243	1,480,714	-	2,684,919
Interest and dividends payable	9,786,908	3,524,097	2,983,818	(6,905)	16,287,918
Other accrued expenses	1,263,152	721,931	1,339,790	(1,333,592)	1,991,281
Deferred taxes, net	2,096,871	-	-	-	2,096,871
TOTAL LIABILITIES	397,052,407	15,860,639	159,192,135	(1,340,497)	570,764,684

STOCKHOLDERS’ EQUITY
Member’s capital	-	433,491,855	403,300,814	(836,792,669)	-
Convertible preferred stock	19,771,744	-	-	-	19,771,744
Redeemable preferred stock	87,130,977	-	-	-	87,130,977
Common stock	5,780	-	-	-	5,780
Additional paid-in capital	1,908,774	-	-	-	1,908,774
Accumulated deficit	(18,862,396)	-	-	-	(18,862,396)
TOTAL STOCKHOLDERS’ EQUITY	89,954,879	433,491,855	403,300,814	(836,792,669)	89,954,879

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$487,007,286	$449,352,494	$562,492,949	$(838,133,166)	$660,719,563

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Balance Sheets (continued)

December 31, 2016	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

A S S E T S

Cash and cash equivalents	$28,481,047	$49,360,952	$644,983	$-	$78,486,982
Restricted cash	-	2,117,649	35,708,947	-	37,826,596
Investment in life insurance policies, at fair value	-	41,277,896	469,914,458	-	511,192,354
Secured MCA advances	-	-	5,703,147	-	5,703,147
Life insurance policy benefits receivable	-	-	5,345,000	-	5,345,000
Other assets	3,854,233	2,056,822	810,640	(2,033,592)	4,688,103
Investment in subsidiaries	429,971,148	352,337,037	-	(782,308,185)	-

TOTAL ASSETS	$462,306,428	$447,150,356	$518,127,175	$(784,341,777)	$643,242,182

L I A B I L I T I E S & S T O C K H O L D E R S’ E Q U I T Y

LIABILITIES
Senior credit facilities	$-	$-	$156,064,818	$-	$156,064,818
Series I Secured Notes	-	16,404,836	-	-	16,404,836
L Bonds	381,312,587	-	-	-	381,312,587
Accounts payable	853,470	731,697	641,545	-	2,226,712
Interest and dividends payable	9,882,133	3,743,277	2,535,189	-	16,160,599
Other accrued expenses	862,369	544,032	2,303,952	(2,033,592)	1,676,761
Deferred taxes, net	2,097,371	-	-	-	2,097,371
TOTAL LIABILITIES	395,007,930	21,423,842	161,545,504	(2,033,592)	575,943,684

STOCKHOLDERS’ EQUITY
Member’s capital	-	425,726,514	356,581,671	(782,308,185)	-
Convertible preferred stock	19,701,133	-	-	-	19,701,133
Redeemable preferred stock	59,025,164	-	-	-	59,025,164
Common stock	5,980	-	-	-	5,980
Additional paid-in capital	7,383,515	-	-	-	7,383,515
Accumulated deficit	(18,817,294)	-	-	-	(18,817,294)
TOTAL STOCKHOLDERS’ EQUITY	67,298,498	425,726,514	356,581,671	(782,308,185)	67,298,498

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$462,306,428	$447,150,356	$518,127,175	$(784,341,777)	$643,242,182

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2017	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Policy servicing income	$-	$53,025	$-	$(53,025)	$-
Gain on life insurance policies, net	-	1,499,327	17,900,492	-	19,399,819
MCA income	-	-	246,577	-	246,577
Interest and other income	85,008	18,875	379,086	(41,020)	441,949
TOTAL REVENUE	85,008	1,571,227	18,526,155	(94,045)	20,088,345

EXPENSES
Policy servicing fees	-	-	53,025	(53,025)	-
Interest expense	9,262,034	286,354	3,736,847	(41,020)	13,244,215
Employee compensation and benefits	1,928,796	1,221,582	12,684	-	3,163,062
Legal and professional fees	492,816	261,087	192,445	-	946,348
Other expenses	1,663,002	882,731	234,589	-	2,780,322
TOTAL EXPENSES	13,346,648	2,651,754	4,229,590	(94,045)	20,133,947

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(13,261,640)	(1,080,527)	14,296,565	-	(45,602)

EQUITY IN INCOME OF SUBSIDIARIES	13,216,038	14,064,207	-	(27,280,245)	-

NET INCOME (LOSS) BEFORE INCOME TAXES	(45,602)	12,983,680	14,296,565	(27,280,245)	(45,602)

INCOME TAX BENEFIT	(500)	-	-	-	(500)
NET INCOME (LOSS)	(45,102)	12,983,680	14,296,565	(27,280,245)	(45,102)
Preferred stock dividends	(1,867,760)	-	-	-	(1,867,760)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,912,862)	$12,983,680	$14,296,565	$(27,280,245)	$(1,912,862)

For the three months ended March 31, 2016	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Policy servicing income	$-	$13,417	$-	$(13,417)	$-
Gain on life insurance policies, net	-	-	17,713,712	-	17,713,712
MCA income	-	-	144,961	-	144,961
Interest and other income	34,798	306	41,018	(30,902)	45,220
TOTAL REVENUE	34,798	13,723	17,899,691	(44,319)	17,903,893

EXPENSES
Policy servicing fees	-	-	13,417	(13,417)	-
Interest expense	7,087,593	657,236	1,435,228	(30,902)	9,149,155
Employee compensation and benefits	1,536,430	829,081	100,686	-	2,466,197
Legal and professional fees	594,739	534,650	76,739	-	1,206,128
Other expenses	1,257,977	968,674	185,509	-	2,412,160
TOTAL EXPENSES	10,476,739	2,989,641	1,811,579	(44,319)	15,233,640

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(10,441,941)	(2,975,918)	16,088,112	-	2,670,253

EQUITY IN INCOME OF SUBSIDIARIES	13,112,194	16,301,366	-	(29,413,560)	-

NET INCOME BEFORE INCOME TAXES	2,670,253	13,325,448	16,088,112	(29,413,560)	2,670,253

INCOME TAX EXPENSE	1,084,717	-	-	-	1,084,717
NET INCOME	1,585,536	13,325,448	16,088,112	(29,413,560)	1,585,536
Preferred stock dividends	(511,231)	-	-	-	(511,231)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1,074,305	$13,325,448	$16,088,112	$(29,413,560)	$1,074,305

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2017	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(45,102)	$12,983,680	$14,296,565	$(27,280,245)	$(45,102)
Adjustments to reconcile net income to net cash flows from operating activities:
(Equity) of subsidiaries	(13,216,038)	(14,064,207)	-	27,280,245	-
Change in fair value of life insurance policies	-	(1,059,422)	(12,824,411)	-	(13,883,833)
Amortization of deferred financing and issuance costs	1,928,993	45,420	691,790	-	2,666,203
Deferred income taxes	(500)	-	-	-	(500)
Preferred stock dividends payable	336,789	-	-	-	336,789
(Increase) decrease in operating assets:
Life insurance policy benefits receivable	-	(600,000)	(3,030,000)	-	(3,630,000)
Other assets	5,507,945	(32,041,085)	755,219	27,204,239	1,426,318
Increase (decrease) in operating liabilities:
Due to related party	691,865	320	(700,000)	-	(7,815)
Accounts payable and other accrued expenses	424,968	(158,732)	950,996	-	1,217,232
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(4,371,080)	(34,894,026)	140,159	27,204,239	(11,920,708)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	-	-	(22,689,333)	-	(22,689,333)
Carrying value of matured life insurance policies	-	495,424	1,873,550	-	2,368,974
Proceeds from Secured MCA advances		-	770,387	-	770,0387
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	495,424	(20,045,396)	-	(19,549,972)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments of senior credit facilities	-	-	(3,368,794)	-	(3,368,794)
Payments for redemption of Series I Secured Notes	-	(5,449,889)	-	-	(5,449,889)
Proceeds from issuance of L Bonds	24,868,659	-	-	-	24,868,659
Payment for redemption and issuance of L Bonds	(24,171,597)	-	-	-	(24,171,597)
Payments to restricted cash	-	(1,442,684)	(8,822,309)	-	(10,264,993)
Repurchase of common stock	(1,603,560)	-	-	-	(1,603,560)
Proceeds from issuance of preferred stock	27,179,194	-	-	-	27,179,194
Payments for issuance and redemption of preferred stock	(2,404,226)	-	-	-	(2,404,226)
Payments of preferred stock dividends	(1,867,760)				(1,867,760)
Issuance of member capital	-	(5,218,339)	32,422,578	(27,204,239)	-
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	22,000,710	(12,110,912)	20,231,475	(27,204,239)	2,917,034

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,629,630	(46,509,514)	326,238	-	(28,553,646)

CASH AND CASH EQUIVALENTS
BEGINNING OF THE PERIOD	28,481,047	49,360,952	644,983	-	78,486,982

END OF THE PERIOD	$46,110,677	$2,851,438	$971,221	$-	$49,933,336

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Consolidating Statements of Cash Flows (continued)

For the three months ended March 31, 2016	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,585,536	$13,325,448	$16,088,112	$(29,413,560)	$1,585,536
Adjustments to reconcile net income to net cash flows from operating activities:
(Equity) of subsidiaries	(13,112,194)	(16,301,366)	-	29,413,560	-
Change in fair value of life insurance policies	-	-	(11,531,553)	-	(11,531,553)
Amortization of deferred financing and issuance costs	1,648,891	(1,164,206)	299,503	-	784,188
Deferred income taxes	1,055,729	-	-	-	1,055,729
Preferred stock dividends payable	163,577	-	-	-	163,577
(Increase) decrease in operating assets:
Life insurance policy benefits receivable	-	-	(15,912,839)	-	(15,912,839)
Other assets	(38,661,205)	(24,992,068)	-	63,826,699	173,426
Increase (decrease) in operating liabilities:
Due to related party	(2,731,001)	(16,607)	4,460,000	-	1,712,392
Accounts payable and other accrued expenses	782,047	586,702	599,220	-	1,967,969
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(49,268,620)	(28,562,097)	(5,997,557)	63,826,699	(20,001,575)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	-	-	(24,326,322)	-	(24,326,322)
Carrying value of matured life insurance policies	-	-	4,610,479	-	4,610,479
Investments in Secured MCA advances	-	-	(4,353,585)	-	(4,353,585)
Proceeds from Secured MCA advances		-	118,143	-	118,143
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(23,951,285)	-	(23,951,285)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on senior credit facilities	-	-	20,000,000	-	20,000,000
Payments for redemption of Series I Secured Notes	-	(5,237,393)	-	-	(5,237,393)
Proceeds from issuance of L Bonds	34,368,889	-	-	-	34,368,889
Payment issuance and redemption of L Bonds	(10,909,693)	-	-	-	(10,909,693)
Payments to restricted cash	-	(2,705,379)	(14,781,341)	-	(17,486,720)
Issuance of common stock	46,545	-	-	-	46,545
Proceeds from issuance of preferred stock	1,028,536	-	-	-	1,028,536
Payments for issuance and redemption of preferred stock	(772,553)	-	-	-	(772,553)
Payments of preferred stock dividends	(511,231)				(511,231)
Issuance of member capital	-	38,862,512	24,964,187	(63,826,699)	-
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	23,250,493	30,919,740	30,182,846	(63,826,699)	20,526,380

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(26,018,127)	2,357,643	234,004	-	(23,426,480)

CASH AND CASH EQUIVALENTS
BEGINNING OF THE PERIOD	32,292,162	1,982,722	150,221	-	34,425,105

END OF THE PERIOD	$6,274,035	$4,340,365	$384,225	$-	$10,998,625

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(19) Concentration

We purchase life insurance policies written by life insurance companies having investment-grade ratings by independent rating agencies. As a result, there may be certain concentrations of policies with life insurance companies. The following summarizes the face value of insurance policies with specific life insurance companies exceeding 10% of the total face value of our portfolio.

	March 31,	December 31,
Life insurance company	2017	2016
John Hancock	14.68%	14.36%
AXA Equitable	12.96%	13.42%
Lincoln National	11.43%	11.22%
Transamerica	10.11%	*

* percentage does not exceed 10% of the total face value.

The following summarizes the number of insurance policies held in specific states exceeding 10% of the total face value held by us:

	March 31,	December 31,
State of residence	2017	2016

California	20.05%	20.72%
Florida	19.92%	19.42%

(20) Subsequent Events

Subsequent to March 31, 2017, we have issued approximately an additional $9,817,000 in principal amount of L Bonds.

Subsequent to March 31, 2017 we have issued approximately $11,691,000 of RPS. Our RPS offering was sold out subsequent to March 31, 2017.

Subsequent to March 31, 2017 we have issued approximately $7,359,000 of RPS 2.

On April 17, 2017, Jon Gangelhoff, Chief Operating Officer, voluntarily resigned. As a separation payment, Mr. Gangelhoff will continue to receive his regular salary payments (annualized to approximately $250,000) through April 2018. All of Mr. Gangelhoff’s unvested outstanding common stock options at the time of his separation were vested under the separation agreement.

On April 17, 2017, we announced the voluntary resignation of Michael Freedman, President, which will be effective May 15, 2017. As a separation payment, Mr. Freedman will receive compensation through the term of his Employment Agreement ending September 22, 2017 (aggregating to $258,000). Mr. Freedman will surrender all of his vested and unvested options to purchase our common stock.

Subsequent to March 31, 2017 an additional 27,000 of stock options were exercised.

On April 26, 2017, we entered into an exclusive license for the “DNA Methylation Based Predictor of Mortality” technology from the University of California, Los Angeles (“UCLA”), for application within the life insurance and related industries.

On May 5, 2017, our stockholders approved a 1,000,000-share increase in the number of shares of common stock reserved and available for issuance under our 2013 Stock Incentive Plan. As a result, an aggregate of 3,000,000 shares of common stock are now reserved and available for issuance under that plan.

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

We caution you that the foregoing list of factors is not exhaustive. Forward-looking statements are only estimates and predictions, or statements of current intent. Actual results, outcomes or actions that we ultimately undertake could differ materially from those anticipated in the forward-looking statements due to risks, uncertainties or actual events differing from the assumptions underlying these statements.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012, or JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 for complying with new or revised accounting standards. This means that an “emerging growth company” can make an election to delay the adoption of certain accounting standards until those standards would apply to private companies. We are an emerging growth company and have elected to delay our adoption of new or revised accounting standards and, as a result, we may not comply with new or revised accounting standards at the same time as other public reporting companies that are not “emerging growth companies.” This exemption will apply for a period of five years following our first sale of common equity securities under an effective registration statement (September 2019) or until we no longer qualify as an “emerging growth company” as defined under the JOBS Act, whichever is earlier.

Overview

We are a financial services company disrupting and transforming the life insurance industry and related industries. We built our business by creating opportunities for consumers to obtain significantly more value for their life insurance policies as compared to the traditional options offered by the insurance industry by creating a secondary market. We are enhancing and extending these activities through innovation in our products and services, business processes, financing strategies, and advanced epigenetic technologies. At the same time, we are creating opportunities for investors to receive income and capital appreciation from our investment activities in the life insurance and related industries.

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

In the past, we attempted to update the independent life expectancy estimates on the insured lives in our portfolio, other than insured lives covered under small face amount policies (i.e., $1 million in face value benefits or less), on a continuous rotating three-year cycle. Currently, however, we are required to attempt to update life expectancies on a rotating two-year cycle under the terms of our senior credit facility with LNV Corporation. Our prior experience in updating life expectancies has generally resulted in shorter life expectancies of the insureds within our portfolio, but often not as short as we earlier projected. For more information about life expectancy estimates and their impact upon our business and financial statements, see Note 4 to our consolidated financial statements.

We are aware of one additional pending cost of insurance (i.e., premium) increase affecting policies in our portfolio.

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

The table below provides the discount rate used to estimate the fair value of our portfolio of life insurance policies for the period ending:

March 31, 2017	December 31, 2016
10.96%	10.96%

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

We engaged Model Actuarial Pricing System, Inc. (“MAPS”) to prepare a calculation of our life insurance portfolio. MAPS owns and maintains the portfolio pricing software we use. MAPS processed policy data, future premium data, life expectancy estimate data, and other actuarial information to calculate a net present value for our portfolio using the specified discount rate of 10.96%. MAPS independently calculated the net present value of our portfolio of 753 policies to be $545.4 million and furnished us with a letter documenting its calculation. A copy of such letter is filed as Exhibit 99.1 to this report.

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

Principal Revenue and Expense Items

We earn revenues from the following three primary sources.

●	Life Insurance Policy Benefits Realized. We recognize the difference between the face value of the policy benefits and carrying value when an insured event has occurred and determine that settlement and collection of the policy benefits is realizable and reasonably assured. Revenue from a transaction must meet both criteria in order to be recognized. We generally collect the face value of the life insurance policy from the insurance company within 45 days of our notification of the insured’s mortality.

●	Change in Fair Value of Life Insurance Policies. We value our portfolio investments for each reporting period in accordance with the fair value principles discussed herein, which reflects the expected receipt of policy benefits in future periods as shown in our consolidated financial statements, net premium costs.

●	Sale of a Life Insurance Policy. In the event of a sale of a policy, we recognize gain or loss as the difference between the sale price and the carrying value of the policy on the date of the receipt of payment on such sale.

Our main components of expense are summarized below.

●	Selling, General and Administrative Expenses. We recognize and record expenses incurred in our business operations, including operations related to the purchasing and servicing of life insurance policies. These expenses include salaries and benefits, sales, marketing, occupancy and other expenditures.

●	Interest Expense. We recognize and record interest expenses associated with the costs of financing our life insurance portfolio for the current period. These expenses include interest paid to our senior lenders under our senior credit facilities, interest paid on our L Bonds and other outstanding indebtedness such as our Series I Secured Notes. When we issue debt, we amortize the financing costs associated with such indebtedness over the outstanding term of the financing, and classify it as interest expense.

Results of Operations — Three Months Ended March 31, 2017 Compared to the Same Period in 2016

The following is our analysis of the results of operations for the periods indicated below.  This analysis should be read in conjunction with our consolidated financial statements and related notes.

Revenue.

	Three Month Ended March 31,
	2017	2016
Revenue recognized from the receipt of policy benefits	$16,606,000	$14,627,000
Revenue recognized from the change in fair value of life insurance policies, net of premiums and carrying costs (1)	2,794,000	3,087,000
Gain on life settlements, net	$19,400,000	$17,714,000
Number of policies matured	10	6
The change in fair value related to new policies acquired during the period	$10,602,000	$8,019,000

(1)	The discount rate applied to estimate the fair value of the portfolio of life insurance policies we own was 10.96% as of March 31, 2017, compared to 11.08% as of March 31, 2016. The carrying value of policies acquired during each quarterly reporting period is adjusted to current fair value using the fair value discount rate applied to the entire portfolio as of that reporting date.

Expenses.

	Three Months Ended March 31,		Increase /
	2017	2016	(Decrease)
Employee compensation and benefits (1)	$3,163,000	$2,466,000	$697,000
Interest expense (including amortization of deferred financing costs) (2)	13,244,000	9,150,000	4,094,000
Legal and professional expenses (3)	947,000	1,206,000	(259,000)
Other expenses (4)	2,780,000	2,412,000	368,000
Total expenses	$20,134,000	$15,234,000	$4,900,000

(1)	We hired additional members to our sales, marketing and information technology teams. On March 31, 2016 we employed approximately 66 employees. On March 31, 2017, we employed approximately 70 employees.
(2)	The increase was due to the increase in the average debt outstanding and higher weighted average interest rate on our borrowings.
(3)	Decrease is due to fewer SEC filings and lower costs related to the filings.
(4)	Increase is due to increased sales and marketing costs associated with growing and servicing our financial advisor network as well as increased personnel and infrastructure costs.

Deferred Income Taxes.

We also provided a valuation allowance against the deferred tax asset related to tax basis capital loss generated with respect to our settlement and subsequent disposal of an earlier investment. As we have no expectation of generating offsetting capital gains with the applicable carryforward period, we do not believe that it is “more likely than not” that the deferred asset will be realized.

Income Tax Expense. For the three months ended March 31, 2017, we realized income tax benefits of $0.1 million. In the same period of 2016, we had an income tax expense of $1.1 million. The effective tax rate for the three months ended March 31, 2017 and 2016, was 1.1% and 40.6%, respectively, compared to a statutory rate of 34%.

The following table provides a reconciliation of our income tax expense at the statutory federal tax rate to our actual income tax expense:

	Three Months Ended
	March 31, 2017		March 31, 2016
Statutory federal income tax	$(15,500)	34.0%	$908,000	34.0%
State income taxes, net of federal benefit	(1,000)	3.1%	175,000	6.5%
Other permanent differences	16,000	(36.0)%	2,000	0.1%
Total income tax expense	$(500)	1.1%	$1,085,000	40.6%

The most significant temporary differences between GAAP net income and taxable net income are the treatment of interest costs with respect to the acquisition of the life insurance policies and revenue recognition with respect to the mark-to-market of the life insurance portfolio.

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

As of March 31, 2017 and December 31, 2016, we had approximately $107.0 million and $121.7 million, respectively, in combined available cash, cash equivalents, policy benefits receivable, if any, and available borrowing base surplus capacity, if any, under our senior credit facilities for the purpose of purchasing additional life insurance policies, paying premiums on existing policies, paying portfolio servicing expenses, and paying principal and interest on our outstanding financing obligations.

Financings Summary

We had the following outstanding debt balances as of March 31, 2017 and December 31, 2016:

	As of March 31, 2017		As of December 31, 2016
Issuer/Borrower	Principal Amount Outstanding	Weighted Average Interest Rate	Principal Amount Outstanding	Weighted Average Interest Rate
GWG Holdings, Inc. – L Bonds	$391,871,000	7.29%	$387,067,000	7.23%
GWG Life, LLC – Series I Secured Notes	10,629,000	8.86%	16,614,000	8.68%
GWG DLP Funding IV, LLC – Senior credit facilities	159,470,000	7.47%	162,725,000	7.34%
Total	$561,970,000	7.37%	$566,406,000	7.30%

In November 2009, our wholly owned subsidiary GWG Life began a private placement of Series I Secured Notes to accredited investors only. This offering was closed in November 2011. As of March 31, 2017 and December 31, 2016, we had approximately $10.6 million and $16.6 million, respectively, in principal amount of Series I Secured Notes outstanding.

In June 2011, we concluded a private placement offering of Series A for new investors, having received an aggregate $24.6 million in subscriptions for our Series A. These subscriptions consisted of $14.0 million in conversions of outstanding Series I Secured Notes and $10.6 million of new investments. As of March 31, 2017 and December 31, 2016, we had approximately $19.8 million and $19.7 million of Series A stated value outstanding.

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

In January 2015, we began publicly offering up to $1.0 billion of L Bonds as a follow-on to our earlier $250.0 million public debt offering. Through March 31, 2017, the total amount of these L Bonds sold, including renewals, was $710.3 million. As of March 31, 2017 and December 31, 2016, respectively, we had approximately $391.9 million and $387.1 million in principal amount of L Bonds outstanding.

In October 2015, we began publicly offering up to 100,000 shares of our RPS at a per-share price of $1,000. As of March 31, 2017 we had issued approximately $87.1 million stated value of RPS.

On February 14, 2017, we began publicly offering up to 150,000 shares of RPS 2 at a per-share price of $1,000. As of the date of this report we have sold 7,359 shares of RPS 2.

The weighted-average interest rate of our outstanding Series I Secured Notes as of March 31, 2017 and December 31, 2016 was 8.82% and 8.68%, respectively, and the weighted-average maturity at those dates was 1.46 and 1.14 years, respectively. The Series I Secured Notes have renewal features. Since we first issued our Series I Secured Notes, we have experienced $172.3 million in maturities, of which as of March 31, 2017, $125.0 million has renewed for an additional term. This has provided us with an aggregate renewal rate of approximately 73% for investments in these securities. Effective September 1, 2016, we no longer renew the Series I Secured Notes.

The weighted-average interest rate of our outstanding L Bonds as of March 31, 2017 and December 31, 2016 was 7.28% and 7.23%, respectively, and the weighted-average maturity at those dates was 2.23 and 2.13 years, respectively. Our L Bonds have renewal features. Since we first issued our L Bonds, we have experienced $318.4 million in maturities, of which $196.8 million has renewed through March 31, 2017 for an additional term. This has provided us with an aggregate renewal rate of approximately 62% for investments in these securities. Effective September 1, 2016, we discontinued the sales and renewals of 6-month and 1-year L Bonds.

Future contractual maturities of Series I Secured Notes and L Bonds at March 31, 2017 are:

Years Ending December 31,	Series I Secured Notes	L Bonds	Total
Nine months ending December 31, 2017	$4,538,000	$70,454,000	$74,992,000
2018	2,401,000	109,034,000	111,435,000
2019	1,024,000	103,419,000	104,443,000
2020	1,725,000	37,055,000	38,780,000
2021	941,000	28,901,000	29,842,000
2022	-	18,801,000	18,801,000
Thereafter	-	24,207,000	24,207,000
	$10,629,000	$391,871,000	$402,500,000

The L Bonds and Series I Secured Notes are secured by all of our assets, and are subordinate to our senior credit facilities. The L Bonds and Series I Secured Notes are pari passu with respect to a security interest in our assets pursuant to an intercreditor agreement (see Notes 7 and 8).

We maintain a $105 million senior credit facility with Autobahn/DZ Bank through DLP III. The senior credit facility is used to pay the premium expenses related to our portfolio of life insurance policies. As of both March 31, 2017 and December 31, 2016, we had no amounts outstanding under that senior credit facility, no life insurance policies were pledged, and we maintained an available borrowing base of $0 million. On September 14, 2016, we paid off the senior credit facility in full with funds received under a new senior credit facility with LNV Corporation as described in Note 6.

On September 14, 2016, we entered into a $172 million senior credit facility with LNV Corporation in which DLP IV is the borrower. We intend to use the proceeds from this facility to grow and maintain our portfolio of life insurance policies, for liquidity and for general corporate purposes. As of March 31, 2017 we had approximately $159.5 million outstanding under the senior credit facility.

We expect to meet our ongoing operational capital needs through a combination of the receipt of policy benefits from our portfolio of life insurance policies and net proceeds from our L Bonds and RPS 2 offerings. We expect to meet our policy acquisition, servicing, and financing capital needs principally from the receipt of policy benefits from our portfolio of life insurance policies, net proceeds from our offering of L Bonds and RPS 2, and from our senior credit facilities. We estimate that our liquidity and capital resources are sufficient for our current and projected financial needs for at least the next twelve months. Nevertheless, if we are unable to continue our offerings for any reason (or if we become unsuccessful in selling our securities), and we are unable to obtain capital from other sources, our business will be materially and adversely affected. In addition, our business will be materially and adversely affected if we do not receive the policy benefits we forecast and if holders of our L Bonds or Series I Secured Notes fail to renew with the frequency we have historically experienced. In such a case, we could be forced to sell our investments in life insurance policies to service or satisfy our debt-related and other obligations.

Capital expenditures have historically not been material and we do not anticipate making material capital expenditures in 2017 or beyond.

Debt Financings Summary

The table below reconciles the face amount of our outstanding debt to the carrying value shown on our balance sheet:

	As of March 31, 2017	As of December 31, 2016
Total senior facilities and other indebtedness
Face amount outstanding	$159,470,000	$162,725,000
Unamortized selling costs	(6,082,000)	(6,660,000)
Carrying amount	$153,388,000	$156,065,000

Series I Secured Notes:
Face amount outstanding	$10,629,000	$16,614,000
Redemptions in process	534,000	-
Unamortized selling costs	(163,000)	(209,000)
Carrying amount	$11,000,000	$16,405,000

L Bonds:
Face amount outstanding	$391,871,000	$387,067,000
Subscriptions in process	3,642,000	5,882,000
Unamortized selling costs	$(12,197,000)	$(11,636,000)
Carrying amount	$383,316,000	$381,313,000

Portfolio Assets and Secured Indebtedness

At March 31, 2017, the fair value of our investments in life insurance policies of $545.4 million plus our cash balance of $49.9 million and our restricted cash balance of $48.1 million, plus matured policy benefits receivable of $9.0 million, totaled $652.4 million representing an excess of portfolio assets over secured indebtedness of $90.4 million. At December 31, 2016, the fair value of our investments in life insurance policies of $511.2 million plus our cash balance of $78.5 million and our restricted cash balance of $37.8 million, plus matured policy benefits receivable of $5.3 million, totaled $632.9 million, representing an excess of portfolio assets over secured indebtedness of $66.4 million.

The following forward-looking table seeks to illustrate the impact that a hypothetical sale of our portfolio of life insurance assets at various discount rates would have on our ability to satisfy our debt obligations as of March 31, 2017. In all cases, the sale of the life insurance assets owned by DLP III and DLP IV will be used first to satisfy all amounts owing, if any, under the respective senior credit facilities. The net sale proceeds remaining after satisfying all obligations under the senior credit facilities would be applied to L Bonds and Series I Secured Notes on a pari passu basis.

Portfolio Discount Rate	10%	11%	12%	13%	14%	15%	16%
Value of portfolio	$572,050,000	$544,815,000	$519,751,000	$496,631,000	$475,257,000	$455,455,000	$437,071,000
Cash, cash equivalents and policy benefits receivable	107,000,000	107,000,000	107,000,000	107,000,000	107,000,000	107,000,000	107,000,000
Total assets	679,050,000	651,815,000	626,751,000	603,631,000	582,257,000	562,455,000	544,071,000
Senior credit facilities	159,471,000	159,471,000	159,471,000	159,471,000	159,471,000	159,471,000	159,471,000
Net after senior credit facilities	519,579,000	492,344,000	467,280,000	444,160,000	422,786,000	402,984,000	384,600,000
Series I Secured Notes and L Bonds	402,500,000	402,500,000	402,500,000	402,500,000	402,500,000	402,500,000	402,500,000
Net after Series I Secured Notes and L Bonds	117,079,000	89,844,000	64,780,000	41,660,000	20,286,000	484,000	(17,900,000)
Impairment to Series I Secured Notes and L Bonds	No impairment	No impairment	No impairment	No impairment	No impairment	No impairment	Impairment

The table illustrates that our ability to fully satisfy amounts owing under the L Bonds and Series I Secured Notes would likely be impaired upon the sale of all our life insurance assets at a price equivalent to a discount rate of approximately 15.03% or higher. At December 31, 2016, the impairment occurred at a discount rate of approximately 13.94% or higher. The discount rate used to calculate the fair value of our portfolio was 10.96% at both March 31, 2017 and December 31, 2016.

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

Years Ending December 31,	Premiums	Servicing	Premiums and Servicing Fees
Nine months ending December 31, 2017	$35,228,000	$654,000	$35,882,000
2018	51,895,000	654,000	52,549,000
2019	57,632,000	654,000	58,286,000
2020	62,464,000	654,000	63,118,000
2021	70,222,000	654,000	70,876,000
2022	78,953,000	654,000	79,607,000
	$356,394,000	$3,924,000	$360,318,000

Our anticipated premium expenses are subject to the risk of increased cost of insurance charges (i.e., “COI” or premium charges) for the universal life insurance policies we own.  In this regard, we are aware of one insurer that has notified us of its intent to increase COI charges on certain life insurance policies.  As a result, we expect that our premium expense will increase and the fair value of our portfolio will be negatively impacted once the insurer has specified and implemented the proposed increases.  Except as noted above, we are not aware of COI increases by other insurers, but we are aware that COI increases have become more prevalent in the industry.  Thus, we expect that we may see additional insurers implementing COI increases in the future.

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

Quarter End Date	Portfolio Face Amount	12-Month Trailing Benefits Collected	12-Month Trailing Premiums Paid	12-Month Trailing Benefits/Premium Coverage Ratio
December 31, 2014	779,099,000	18,050,000	23,265,000	77.6%
March 31, 2015	754,942,000	46,675,000	23,786,000	196.2%
June 30, 2015	806,274,000	47,125,000	24,348,000	193.5%
September 30, 2015	878,882,000	44,482,000	25,313,000	175.7%
December 31, 2015	944,844,000	31,232,000	26,650,000	117.2%
March 31, 2016	1,027,821,000	21,845,000	28,771,000	75.9%
June 30, 2016	1,154,798,000	30,924,000	31,891,000	97.0%
September 30, 2016	1,272,078,000	35,867,000	37,055,000	96.8%
December 31, 2016	1,361,675,000	48,452,000	40,240,000	120.4%
March 31, 2017	1,447,558,000	48,189,000	42,753,000	112.7%

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

Off-Balance Sheet Arrangements

We are party to an office lease with U.S. Bank National Association as the landlord. On September 1, 2015, we entered into an amendment that expanded the leased space to 17,687 square feet and extended the term through August 31, 2025 (see Note 16).

Credit Risk

We review the credit risk associated with our portfolio of life insurance policies when estimating its fair value. In evaluating the policies’ credit risk, we consider insurance company solvency, credit risk indicators, economic conditions, ongoing credit evaluations, and company positions. We attempt to manage our credit risk related to life insurance policies typically by purchasing policies issued only from companies with an investment-grade credit rating by either Standard & Poor’s, Moody’s, or A.M. Best Company. As of March 31, 2017, 96.3 % of our life insurance policies, by face value benefits, were issued by companies that maintained an investment-grade rating (BBB or better) by Standard & Poor’s.

Interest Rate Risk

Our senior credit facilities are floating-rate financing. In addition, our ability to offer interest and dividend rates that attract capital (including in our continuous offering of L Bonds, RPS and RPS 2) is generally impacted by prevailing interest rates. Furthermore, while our L Bond, RPS and RPS 2 offerings provide us with fixed-rate debt and equity financing, our debt coverage ratio is calculated in relation to the interest rate of our debt financing. Therefore, fluctuations in interest rates impact our business by increasing our borrowing costs, and reducing availability under our debt financing arrangements. We calculate our portfolio earnings based upon the spread generated between the return on our life insurance portfolio and the cost of our financing. As a result, increases in interest rates will reduce the earnings we expect to achieve from our investments in life insurance policies.

Non-GAAP Financial Measures

Non-GAAP financial measures disclosed by our management are provided as additional information to investors in order to provide an alternative method for assessing our financial condition and operating results. These non-GAAP financial measures are not in accordance with GAAP and may be different from non-GAAP measures used by other companies, including other companies within our industry. This presentation of non-GAAP financial information is not meant to be considered in isolation or as a substitute for comparable amounts prepared in accordance with GAAP. See our consolidated financial statements and our financial statements contained herein.

We use non-GAAP financial measures for maintaining compliance with covenants contained in our borrowing agreement with Autobahn/DZ Bank and for management’s assessment of our financial condition and operating results without regard to GAAP fair value standards. The application of current GAAP fair value standards, especially during a period of significant portfolio growth may result in current period GAAP financial results that may not be reflective of our long-term earnings potential or overall financial condition. Management believes that our non-GAAP financial measures permit investors to understand long-term earnings performance without regard to the volatility in GAAP financial results that can and do occur with the application of portfolio fair value (mark-to-market) accounting principles.

Therefore, in contrast to a GAAP fair valuation (mark-to-market), we seek to measure the accrual of the actuarial gain occurring within the portfolio of life insurance policies at our expected internal rate of return based on statistical mortality probabilities for the insureds (using primarily the insured’s age, sex, health and smoking status). The expected internal rate of return tracks actuarial gain occurring within the policies according to a mortality table as the insureds’ age increases. By comparing the actuarial gain accruing within our portfolio of life insurance policies against our adjusted operating costs during the same period, we can estimate, manage and evaluate the overall financial performance of our business without regard to mark-to-market volatility. We use this information to balance our life insurance policy purchasing and manage our capital structure, including the issuance of debt and utilization of our other sources of capital, and to monitor our compliance with borrowing covenants. We believe that these non-GAAP financial measures provide information that is useful for investors to understand period-over-period operating results separate and apart from fair value items that can have a disproportionately positive or negative impact on GAAP results in any particular period.

Our senior credit facility with Autobahn/DZ Bank requires us to maintain a “positive net income” and “tangible net worth,” each of which are calculated on an adjusted non-GAAP basis using the method described below, without regard to GAAP-based fair value (mark-to-market) measures. In addition, our senior credit facility with Autobahn/DZ Bank requires us to maintain an “excess spread,” which is the difference between (i) the weighted average of our expected internal rate of return of our portfolio of life insurance policies; and (ii) the weighted average of the Autobahn/DZ Bank senior credit facility’s interest rate.

In addition, the Indenture governing our L Bonds and the note issuance and security agreement governing our Series I Secured Notes require us to maintain a “debt coverage ratio” designed to ensure that the expected cash flows from our portfolio of life insurance policies is reasonably expected to be able to adequately service our total outstanding indebtedness. This ratio is calculated using non-GAAP measures in the method described below, again without regard to GAAP-based fair value measures.

Adjusted Non-GAAP Net Income. We calculate our adjusted non-GAAP net income by recognizing the actuarial gain accruing within our life insurance portfolio at the expected internal rate of return against our adjusted cost basis without regard to fair value. We net this actuarial gain against our adjusted operating costs during the same period to calculate our net income on a non-GAAP basis. Our senior credit facility with Autobahn/DZ Bank requires us to maintain a positive net income calculated on an adjusted non-GAAP basis.

Three months ended March 31,	2017	2016
GAAP net income (loss) attributable to common shareholders	$(1,913,000)	$1,074,000
Unrealized fair value gain (1)	(13,884,000)	(11,532,000)
Adjusted cost basis increase (2)	21,722,000	15,367,000
Accrual of unrealized actuarial gain (3)	4,910,000	6,067,000
Total adjusted non-GAAP net income (4)	$10,835,000	$10,976,000

(1)	Reversal of unrealized fair value gain of life insurance policies for current period.
(2)	Adjusted cost basis is increased to include interest, premiums and servicing fees that are expensed under GAAP.
(3)	Accrual of actuarial gain at expected internal rate of return based on non-GAAP investment cost basis for the period.
(4)	We must maintain an annual positive consolidated net income, calculated on a non-GAAP basis, to maintain compliance with our revolving credit facility with DZ Bank/Autobahn.

Adjusted Non-GAAP Tangible Net Worth. We calculate our adjusted non-GAAP tangible net worth by recognizing the actuarial gain accruing within our life insurance policies at the expected internal rate of return of the policies we own without regard to fair value. We net this actuarial gain against our costs during the same period to calculate our adjusted tangible net worth on a non-GAAP basis. Our senior credit facility with Autobahn/DZ Bank requires us to maintain a tangible net worth in excess of $45 million calculated on an adjusted non-GAAP basis.

	As of March 31, 2017	As of December 31, 2016
GAAP net worth	$89,955,000	$67,298,000
Less intangible assets (1)	(19,094,000)	(19,442,000)
GAAP tangible net worth	70,861,000	47,856,000
Unrealized fair value gain (2)	(278,509,000)	(264,625,000)
Adjusted cost basis increase (3)	262,448,000	248,377,000
Accrual of unrealized actuarial gain (4)	137,718,000	132,808,000
Total adjusted non-GAAP tangible net worth	$192,518,000	$164,416,000

(1)	Unamortized portion of deferred financing costs and pre-paid insurance.
(2)	Reversal of cumulative unrealized GAAP fair value gain or loss of life insurance policies.
(3)	Adjusted cost basis is increased to include interest, premiums and servicing fees that are not expensed under GAAP.
(4)	Accrual of cumulative actuarial gain at expected internal rate of return based on the non-GAAP investment cost basis.

Excess Spread. Our senior credit facility with Autobahn/DZ Bank requires us to maintain a 2.00% “excess spread” between our weighted-average expected internal rate of return (“IRR”) of our portfolio of life insurance policies and the senior credit facility’s interest rate. The expected IRR of our portfolio is based upon future cash flow forecasts derived from a probabilistic analysis of our policy benefits received and policy premiums paid in relation to our non-GAAP investment cost basis.

A presentation of our excess spread and our total excess spread is set forth below. Management uses the “total excess spread” to gauge expected profitability of our investments and uses the “excess spread” to monitor compliance with our borrowing covenants.

	As of March 31, 2017	As of December 31, 2016
Weighted-average expected IRR (1)	11.42%	11.34%
Weighted-average revolving credit facility interest rate (2)	7.47%	7.34%
Excess spread	3.95%	4.00%
Total weighted-average interest rate on indebtedness for borrowed money (3)	7.37%	7.30%
Total excess spread (4)	4.05%	4.04%

(1)	This represents the weighted-average expected internal rate of return of the life insurance policies as of the measurement date based upon our non-GAAP investment cost basis in our insurance policies and the expected cash flows from the life insurance portfolio.

Non-GAAP Investment Cost Basis	As of March 31, 2017	As of December 31, 2016
GAAP fair value	$545,397,000	$511,192,000
Unrealized fair value gain (A)	(278,509,000)	(264,625,000)
Adjusted cost basis increase (B)	262,448,000	248,377,000
Non-GAAP investment cost basis (C)	$529,336,000	$494,944,000

(A)	This represents the reversal of cumulative unrealized GAAP fair value gain of life insurance policies.
(B)	Adjusted cost basis is increased to include interest, premiums and servicing fees that are expensed under GAAP.
(C)	This is the non-GAAP cost basis in life insurance policies from which our expected internal rate of return is calculated.

(2)	This is the weighted-average interest rate for both revolving senior credit facilities as of the measurement date.
(3)	Represents the weighted-average interest rate paid on all interest-bearing indebtedness as of the measurement date, determined as follows:

Indebtedness	As of March 31, 2017	As of December 31, 2016
Senior credit facilities	$159,470,000	$162,725,000
Series I Secured Notes	10,629,000	16,614,000
L Bonds	391,871,000	387,067,000
Total	$561,970,000	$566,406,000

Interest Rates on Indebtedness
Senior credit facilities	7.47%	7.34%
Series I Secured Notes	8.82%	8.68%
L Bond	7.28%	7.23%
Weighted-average interest rates on indebtedness	7.37%	7.30%

(4)	Calculated as the weighted average expected IRR (1) minus the weighted-average interest rate on interest-bearing indebtedness (3).

Debt Coverage Ratio. Our L Bond and Series I Secured Notes borrowing covenants require us to maintain a debt coverage ratio of less than 90%. The debt coverage ratio is calculated by dividing the sum of our total interest-bearing indebtedness by the sum of our cash, cash equivalents, policy benefits receivable, if any, and the net present value of the life insurance portfolio.

	As of March 31, 2017	As of December 31, 2016
Life insurance portfolio policy benefits	$1,447,558,000	$1,361,675,000
Discount rate of future cash flows	7.37%	7.30%
Net present value of life insurance portfolio policy benefits	$656,084,000	$614,908,000
Cash, cash equivalents and policy benefits receivable	107,000,000	121,659,000
Total Coverage	763,084,000	736,567,000

Senior credit facilities	159,470,000	162,725,000
Series I Secured Notes	10,629,000	16,614,000
L Bonds	391,871,000	387,067,000
Total Indebtedness	$561,970,000	$566,406,000

Debt Coverage Ratio	73.64%	76.90%

As of March 31, 2017, we were in compliance with the debt coverage ratio.

Non-GAAP Expected Portfolio Internal Rate of Return at Purchase. Non-GAAP expected portfolio IRR at purchase is calculated as the weighted average (by face amount of policy benefits) of the IRR expected at the time of purchase for all life insurance policies held in the portfolio.  This non-GAAP measure isolates our IRR expectation at purchase utilizing our underwriting life expectancy assumptions at that time. This measure does not change with the passage of time as compared to our non-GAAP investment cost basis that increases with the payment of premiums, financing costs, and the effective life expectancy which changes over time, both of which are used to calculate our expected portfolio IRR.

	As of March 31, 2017	As of December 31, 2016
Life insurance portfolio policy benefits	$1,447,558,000	$1,361,675,000
Total number of polices	753	690

Non-GAAP Expected Portfolio Internal Rate of Return at Purchase	15.69%	15.64%

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

Portfolio Information

Our portfolio of life insurance policies, owned by our subsidiaries as of March 31, 2017, is summarized below:

Life Insurance Portfolio Summary

Total portfolio face value of policy benefits	$1,447,558,000
Average face value per policy	$1,922,000
Average face value per insured life	$2,145,000
Average age of insured (yrs.)*	81.5
Average life expectancy estimate (yrs.)*	6.9
Total number of policies	753
Number of unique lives	675
Demographics	73% Males 27% Females
Number of smokers	29
Largest policy as % of total portfolio	0.92%
Average policy as % of total portfolio	0.13%
Average annual premium as % of face value	3.28%

*Averages presented in the table are weighted averages.

Our portfolio of life insurance policies, owned by our wholly owned subsidiaries as of March 31, 2017, organized by the insured’s current age and the associated number of policies and policy benefits, is summarized below:

Distribution of Policies and Policy Benefits by Current Age of Insured

					Percentage of Total
Min Age	Max Age	Policies	Policy Benefits	Wtd. Avg. Life Expectancy (yrs.)	Number of Policies	Policy Benefits
95	99	7	8,128,000	1.8	0.9%	0.6%
90	94	69	$133,727,000	2.8	9.2%	9.2%
85	89	179	$361,613,000	4.8	23.8%	25.0%
80	84	165	$396,772,000	6.3	21.9%	27.4%
75	79	139	$263,357,000	9.2	18.5%	18.2%
70	74	120	$178,541,000	10.1	15.9%	12.3%
60	69	74	$105,420,000	11.1	9.8%	7.3%
Total		753	$1,447,558,000	6.9	100.0%	100.0%

Our portfolio of life insurance policies, owned by our wholly owned subsidiaries as of March 31, 2017, organized by the insured’s estimated life expectancy estimates and associated policy benefits, is summarized below:

Distribution of Policies by Current Life Expectancies of Insured

				Percentage of Total
Min LE (Months)	Max LE (Months)	Policies	Policy Benefits	Number of Policies	Policy Benefits
2	47	202	$326,803,000	26.8%	22.6%
48	71	156	313,717,000	20.7%	21.7%
72	95	149	295,904,000	19.8%	20.4%
96	119	107	219,780,000	14.2%	15.2%
120	143	72	154,668,000	9.6%	10.7%
144	202	67	136,687,000	8.9%	9.4%
Total		753	$1,447,558,000	100.0%	100.0%

We track concentrations of pre-existing medical conditions among insured individuals within our portfolio based on information contained in life expectancy reports. We track these medical conditions within the following ten primary disease categories: (1) cancer, (2) cardiovascular, (3) cerebrovascular, (4) dementia, (5) diabetes, (6) multiple, (7) neurological disorders, (8) no disease, (9) other, and (10) respiratory diseases. Our primary disease categories are summary generalizations based on the ICD-9 codes we track on each insured individuals within our portfolio. ICD-9 codes, published by the World Health Organization, are used worldwide for medical diagnoses and treatment systems, as well as morbidity and mortality statistics. Currently, the primary disease categories within our portfolio that represent a concentration of over 10% are multiple, cardiovascular, and other which constitute 26.7%, 20.0%, and 11.9%, respectively, of the face amount of insured benefits of our portfolio as at March 31, 2017.

Portfolio Credit Risk Management

We rely on the payment of policy benefit claims by life insurance companies as our most significant source of cash flows. The life insurance assets we own represent obligations of third-party life insurance companies to pay the benefit amount under the relevant policy upon the mortality of the insured. As a result, we manage this credit risk exposure by generally purchasing policies issued by insurance companies with investment-grade ratings from Standard & Poor’s, and diversifying our portfolio among a number of insurance companies.

Approximately 96.3% of life insurance assets in our portfolio were issued by insurance companies with investment-grade credit ratings from Standard & Poor’s, as of March 31, 2017. Our largest life insurance company credit exposures and the Standard & Poor’s credit rating of their respective financial strength and claims-paying ability is set forth below:

Rank	Policy Benefits	Percentage of Policy Benefit Amount	Insurance Company	Ins. Co. S&P Rating
1	$212,471,000	14.7%	John Hancock Life Insurance Company (U.S.A.)	AA-
2	$187,557,000	13.0%	AXA Equitable Life Insurance Company	AA-
3	$165,446,000	11.4%	Lincoln National Life Insurance Company	AA-
4	$146,354,000	10.1%	Transamerica Life Insurance Company	AA-
5	$89,941,000	6.2%	Metropolitan Life Insurance Company	AA-
6	$58,625,000	4.0%	American General Life Insurance Company	A+
7	$58,250,000	4.0%	Massachusetts Mutual Life Insurance Company	AA+
8	$47,390,000	3.3%	West Coast Life Insurance Company	AA-
9	$45,670,000	3.1%	Reliastar Life Insurance Company	A
10	$44,250,000	3.1%	Pacific Life Insurance Company	AA-
	1,055,955,000	72.9%

The yield to maturity on bonds issued by life insurance carriers reflects, among other things, the credit risk (risk of default) of such insurance carrier. We follow the yields on certain publicly traded life insurance company bonds since this information is part of the data we consider when valuing our portfolio of life insurance policies for our financial statements.

Name of Bond	Maturity	YTM	Duration (Years)	Bond S&P Rating
AXA 1.125%	5/15/2028	1.04%	11.1	A
Manulife Finl 4.15%	3/4/2026	3.28%	8.9	A
Lincoln National Corp Ind 3.625%	12/12/2026	3.52%	9.7	A
Amer Intl Grp 4.875%	6/1/2022	3.09%	5.2	BBB+
Protective Life 7.375%	10/15/2019	2.17%	2.5	A-
Metlife 3.048%	12/15/2022	2.60%	5.7	A-
Prudential Finl Inc Mtns Book 3.5%	5/15/2024	2.83%	7.1	A
Average yield on insurance bonds		2.65%	7.2

The table above indicates the current yields to maturity (YTM) for the senior bonds of selected life insurance carriers with durations, on average, that are similar to our life insurance portfolio. As of March 31, 2017, the average yield to maturity of these bonds was 2.65%, which we believe reflects, in part, the financial market’s judgment that credit risk is low with regard to these carriers’ financial obligations. It should be noted that the obligations of life insurance carriers to pay life insurance policy benefits ranks senior to all of their other financial obligations, such as the bonds they issue. This “super senior” priority is not reflected in the yield to maturity in the table and, if considered, would result in a lower yield to maturity all else being equal. As such, as long as the respective premium payments have been made, it is highly likely that the owner of the insurance policy will collect the insurance policy benefit upon the mortality of the insured.

Value Proposition. We define the value proposition presented by our portfolio of life insurance assets as our ability to earn superior risk-adjusted returns. At any time, we calculate our returns from our life insurance assets based upon (i) our historical results; and (ii) the future cash flows we expect to realize from our statistical forecasts. To forecast our expected future cash flows, we use the probabilistic method of analysis. The actuarial software we use to produce our expected future cash flows and conduct our probabilistic analysis was developed by the actuarial firm Milliman and is now owned by MAPS. The expected internal rate of return of our portfolio is based upon future cash flow forecasts derived from a probabilistic analysis of our policy benefits received and policy premiums paid in relation to our non-GAAP investment cost basis. As of March 31, 2017, the expected internal rate of return on our portfolio of life insurance assets was 11.42% based on our portfolio benefits of $1.448 billion and our non-GAAP investment cost basis of $529.3 million (including purchase price, premiums paid, and financing costs incurred to date).

We seek to further enhance our understanding of our expected future cash flow forecast by applying a stochastic analysis, sometimes referred to as a “Monte Carlo simulation,” to provide us with a greater understanding of the variability of our future cash flow projections. The stochastic analysis we perform is built within the MAPS actuarial software and provides internal rate of return calculations for different statistical confidence intervals. The results of our stochastic analysis, in which we run 10,000 random mortality scenarios, demonstrates that the scenario ranking at the 50th percentile of all 10,000 results generates an internal rate of return of 11.37%, which is near to our expected internal rate of return of 11.42%. The stochastic analysis results also reveal that our portfolio is expected to generate an internal rate of return of 10.84% or better in 75% of all generated scenarios; and an internal rate of return of 10.38% or better in 90% of all generated scenarios. As the portfolio continues to grow, all else equal, the percentage of observations that result in an internal rate of return at or very near 11.37% (currently our median, or 50th percentile, internal rate of return expectation) is expected to increase, thereby lowering future cash flow volatility and potentially justifying our use of lower discount rates to value our portfolio.

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

The complete detail of our portfolio of life insurance policies, owned by our wholly owned subsidiaries as of March 31, 2017, organized by the current age of the insured and the associated policy benefits, sex, estimated life expectancy, issuing insurance carrier, and the credit rating of the issuing insurance carrier, is set forth below.

Life Insurance Portfolio Detail

(as of March 31, 2017)

	Face Amount	Gender	Age (ALB)	LE (mo.) (1)	Insurance Company	S&P Rating
1	$4,000,000	M	96	24	Metropolitan Life Insurance Company	AA-
2	$1,100,000	M	96	16	Reliastar Life Insurance Company	A
3	$1,500,000	F	96	21	Accordia Life and Annuity Company	A-
4	$1,000,000	F	95	21	Transamerica Life Insurance Company	AA-
5	$184,000	M	95	34	Reliastar Life Insurance Company	A
6	$219,000	M	95	34	Reliastar Life Insurance Company	A
7	$125,000	F	95	2	Lincoln National Life Insurance Company	AA-
8	$250,000	M	94	19	North American Company for Life and Health Insurance	A+
9	$8,000,000	F	94	12	Massachusetts Mutual Life Insurance Company	AA+
10	$3,500,000	M	94	26	Reliastar Life Insurance Company	A
11	$264,000	F	94	11	Lincoln Benefit Life Company	BBB+
12	$250,000	M	94	5	Transamerica Life Insurance Company	AA-
13	$572,429	F	93	22	Reliastar Life Insurance Company	A
14	$3,000,000	M	93	27	West Coast Life Insurance Company	AA-
15	$500,000	M	93	4	John Hancock Life Insurance Company (U.S.A.)	AA-
16	$5,000,000	F	93	41	American General Life Insurance Company	A+
17	$2,000,000	F	93	4	Pruco Life Insurance Company	AA-
18	$500,000	F	93	37	Sun Life Assurance Company of Canada (U.S.)	AA-
19	$1,682,773	F	92	37	Hartford Life and Annuity Insurance Company	BBB+
20	$5,000,000	M	92	20	John Hancock Life Insurance Company (U.S.A.)	AA-
21	$3,100,000	F	92	22	Lincoln Benefit Life Company	BBB+
22	$500,000	F	92	51	John Hancock Life Insurance Company (U.S.A.)	AA-
23	$400,000	F	92	54	Principal Life Insurance Company	A+
24	$144,000	M	92	46	Lincoln National Life Insurance Company	AA-
25	$5,000,000	F	92	21	John Hancock Life Insurance Company (U.S.A.)	AA-
26	$1,000,000	F	92	22	Lincoln National Life Insurance Company	AA-
27	$500,000	M	92	36	Reliastar Life Insurance Company	A
28	$1,000,000	M	92	7	Voya Retirement Insurance and Annuity Company	A
29	$300,000	F	92	14	West Coast Life Insurance Company	AA-
30	$500,000	M	91	36	Massachusetts Mutual Life Insurance Company	AA+
31	$1,000,000	F	91	37	United of Omaha Life Insurance Company	AA-
32	$3,500,000	F	91	57	John Hancock Life Insurance Company (U.S.A.)	AA-
33	$500,000	M	91	36	Allianz Life Insurance Company of North America	AA
34	$1,500,000	F	91	51	Lincoln National Life Insurance Company	AA-
35	$5,000,000	M	91	29	John Hancock Life Insurance Company (U.S.A.)	AA-
36	$3,000,000	F	91	22	Lincoln National Life Insurance Company	AA-
37	$500,000	F	91	25	Lincoln National Life Insurance Company	AA-
38	$5,000,000	F	91	27	Reliastar Life Insurance Company	A
39	$5,000,000	F	91	9	Lincoln National Life Insurance Company	AA-
40	$715,000	F	91	40	Lincoln National Life Insurance Company	AA-
41	$1,000,000	F	91	58	Lincoln National Life Insurance Company	AA-
42	$1,203,520	M	91	46	Columbus Life Insurance Company	AA
43	$1,350,000	F	91	24	Lincoln National Life Insurance Company	AA-
44	$1,000,000	F	91	35	Pan-American Assurance Company	N/A
45	$5,000,000	F	90	34	Massachusetts Mutual Life Insurance Company	AA+
46	$100,000	M	90	24	American General Life Insurance Company	A+
47	$2,500,000	F	90	35	American General Life Insurance Company	A+
48	$2,500,000	M	90	40	Pacific Life Insurance Company	AA-
49	$5,000,000	M	90	39	AXA Equitable Life Insurance Company	AA-
50	$1,200,000	F	90	28	Massachusetts Mutual Life Insurance Company	AA+

	Face Amount	Gender	Age (ALB)	LE (mo.) (1)	Insurance Company	S&P Rating
51	$1,200,000	F	90	28	Massachusetts Mutual Life Insurance Company	AA+
52	$375,000	M	90	28	Lincoln National Life Insurance Company	AA-
53	$1,103,922	F	90	47	Sun Life Assurance Company of Canada (U.S.)	AA-
54	$1,000,000	F	90	50	Transamerica Life Insurance Company	AA-
55	$250,000	F	90	50	Transamerica Life Insurance Company	AA-
56	$500,000	F	90	29	Transamerica Life Insurance Company	AA-
57	$1,050,000	M	90	31	John Hancock Life Insurance Company (U.S.A.)	AA-
58	$5,000,000	M	90	38	AIG Life Insurance Company	A+
59	$3,000,000	M	90	79	Transamerica Life Insurance Company	AA-
60	$500,000	M	90	47	Lincoln National Life Insurance Company	AA-
61	$4,785,380	F	90	29	John Hancock Life Insurance Company (U.S.A.)	AA-
62	$1,803,455	F	90	57	Metropolitan Life Insurance Company	AA-
63	$1,529,270	F	90	57	Metropolitan Life Insurance Company	AA-
64	$800,000	M	90	48	Lincoln National Life Insurance Company	AA-
65	$400,000	M	90	33	Lincoln National Life Insurance Company	AA-
66	$977,000	M	90	31	New York Life Insurance Company	AA+
67	$2,000,000	M	90	28	John Hancock Life Insurance Company (U.S.A.)	AA-
68	$5,000,000	M	90	38	John Hancock Life Insurance Company (U.S.A.)	AA-
69	$500,000	F	90	22	Nationwide Life and Annuity Insurance Company	A+
70	$2,225,000	F	90	69	Transamerica Life Insurance Company	AA-
71	$3,000,000	F	90	66	Massachusetts Mutual Life Insurance Company	AA+
72	$1,500,000	M	90	32	Union Central Life Insurance Company	N/A
73	$300,000	M	90	35	John Hancock Life Insurance Company (U.S.A.)	AA-
74	$3,500,000	F	90	29	Lincoln National Life Insurance Company	AA-
75	$396,791	M	90	22	Lincoln National Life Insurance Company	AA-
76	$1,500,000	M	90	87	Transamerica Life Insurance Company	AA-
77	$1,000,000	F	89	40	Metropolitan Life Insurance Company	AA-
78	$248,859	F	89	21	Lincoln National Life Insurance Company	AA-
79	$1,000,000	F	89	48	General American Life Insurance Company	AA-
80	$500,000	F	89	53	Sun Life Assurance Company of Canada (U.S.)	AA-
81	$5,000,000	F	89	24	Transamerica Life Insurance Company	AA-
82	$3,000,000	M	89	32	Transamerica Life Insurance Company	AA-
83	$250,000	M	89	56	Metropolitan Life Insurance Company	AA-
84	$6,000,000	F	89	43	Sun Life Assurance Company of Canada (U.S.)	AA-
85	$4,000,000	F	89	57	Transamerica Life Insurance Company	AA-
86	$2,000,000	F	89	35	Beneficial Life Insurance Company	N/A
87	$250,000	F	89	35	John Hancock Life Insurance Company (U.S.A.)	AA-
88	$1,000,000	F	89	26	New York Life Insurance Company	AA+
89	$1,000,000	M	89	29	AXA Equitable Life Insurance Company	AA-
90	$1,250,000	M	89	23	Columbus Life Insurance Company	AA
91	$300,000	M	89	23	Columbus Life Insurance Company	AA
92	$10,000,000	F	89	57	West Coast Life Insurance Company	AA-
93	$649,026	F	89	57	Midland National Life Insurance Company	A+
94	$2,500,000	M	89	50	Transamerica Life Insurance Company	AA-
95	$1,000,000	F	89	38	West Coast Life Insurance Company	AA-
96	$2,000,000	F	89	38	West Coast Life Insurance Company	AA-
97	$800,000	M	89	40	National Western Life Insurance Company	A
98	$500,000	F	89	36	Transamerica Life Insurance Company	AA-
99	$400,000	F	89	36	Lincoln Benefit Life Company	BBB+
100	$1,269,017	M	89	21	Hartford Life and Annuity Insurance Company	BBB+

	Face Amount	Gender	Age (ALB)	LE (mo.) (1)	Insurance Company	S&P Rating
101	$1,500,000	F	89	39	Transamerica Life Insurance Company	AA-
102	$500,000	F	89	39	Transamerica Life Insurance Company	AA-
103	$200,000	M	89	36	Lincoln Benefit Life Company	BBB+
104	$4,445,467	M	89	43	Penn Mutual Life Insurance Company	A+
105	$7,500,000	M	89	35	Lincoln National Life Insurance Company	AA-
106	$3,600,000	F	89	53	AXA Equitable Life Insurance Company	AA-
107	$4,513,823	F	89	23	Accordia Life and Annuity Company	A-
108	$3,000,000	M	89	29	Lincoln National Life Insurance Company	AA-
109	$309,000	M	89	23	Transamerica Life Insurance Company	AA-
110	$2,000,000	M	89	33	John Hancock Life Insurance Company (U.S.A.)	AA-
111	$100,000	F	89	42	American General Life Insurance Company	A+
112	$100,000	F	89	42	American General Life Insurance Company	A+
113	$2,000,000	F	89	60	U.S. Financial Life Insurance Company	N/A
114	$1,000,000	M	89	29	Lincoln National Life Insurance Company	AA-
115	$1,000,000	M	88	36	John Hancock Life Insurance Company (U.S.A.)	AA-
116	$2,000,000	M	88	36	John Hancock Life Insurance Company (U.S.A.)	AA-
117	$5,000,000	M	88	36	Lincoln National Life Insurance Company	AA-
118	$1,200,000	M	88	57	Transamerica Life Insurance Company	AA-
119	$1,000,000	M	88	63	AXA Equitable Life Insurance Company	AA-
120	$5,000,000	F	88	54	Lincoln National Life Insurance Company	AA-
121	$250,000	M	88	34	Wilton Reassurance Life Insurance Company	N/A
122	$1,000,000	F	88	72	Security Life of Denver Insurance Company	A
123	$200,000	F	88	70	Lincoln National Life Insurance Company	AA-
124	$330,000	M	88	55	AXA Equitable Life Insurance Company	AA-
125	$175,000	M	88	55	Metropolitan Life Insurance Company	AA-
126	$335,000	M	88	55	Metropolitan Life Insurance Company	AA-
127	$3,000,000	M	88	60	AXA Equitable Life Insurance Company	AA-
128	$1,000,000	F	88	17	State Farm Life Insurance Company	AA
129	$209,176	M	88	76	Lincoln National Life Insurance Company	AA-
130	$8,500,000	M	88	72	Massachusetts Mutual Life Insurance Company	AA+
131	$5,000,000	M	88	84	West Coast Life Insurance Company	AA-
132	$1,000,000	M	88	20	Transamerica Life Insurance Company	AA-
133	$500,000	M	88	65	Metropolitan Life Insurance Company	AA-
134	$500,000	F	88	42	Beneficial Life Insurance Company	N/A
135	$1,000,000	M	88	29	Security Life of Denver Insurance Company	A
136	$5,000,000	M	88	64	Lincoln National Life Insurance Company	AA-
137	$120,500	M	88	25	New England Life Insurance Company	A+
138	$2,000,000	M	88	72	Security Life of Denver Insurance Company	A
139	$2,000,000	M	88	72	Security Life of Denver Insurance Company	A
140	$2,000,000	M	88	72	Security Life of Denver Insurance Company	A
141	$1,500,000	M	88	43	AXA Equitable Life Insurance Company	AA-
142	$1,365,000	F	87	77	Transamerica Life Insurance Company	AA-
143	$1,000,000	M	87	33	Sun Life Assurance Company of Canada (U.S.)	AA-
144	$1,000,000	M	87	27	Massachusetts Mutual Life Insurance Company	AA+
145	$1,000,000	F	87	58	AXA Equitable Life Insurance Company	AA-
146	$2,000,000	M	87	80	Transamerica Life Insurance Company	AA-
147	$2,000,000	M	87	39	Metropolitan Life Insurance Company	AA-
148	$3,000,000	M	87	39	Metropolitan Life Insurance Company	AA-
149	$1,000,000	M	87	25	John Hancock Life Insurance Company (U.S.A.)	AA-
150	$2,000,000	F	87	69	AXA Equitable Life Insurance Company	AA-
151	$5,000,000	F	87	44	Security Life of Denver Insurance Company	A
152	$3,000,000	F	87	67	Sun Life Assurance Company of Canada (U.S.)	AA-
153	$125,000	M	87	49	Jackson National Life Insurance Company	AA
154	$1,000,000	M	87	40	AXA Equitable Life Insurance Company	AA-
155	$2,328,547	M	87	31	Metropolitan Life Insurance Company	AA-
156	$2,000,000	M	87	31	Metropolitan Life Insurance Company	AA-
157	$750,000	F	87	65	Lincoln National Life Insurance Company	AA-
158	$1,500,000	F	87	65	Lincoln National Life Insurance Company	AA-
159	$400,000	F	87	65	Lincoln National Life Insurance Company	AA-
160	$1,250,000	F	87	65	Lincoln National Life Insurance Company	AA-

	Face Amount	Gender	Age (ALB)	LE (mo.) (1)	Insurance Company	S&P Rating
161	$2,000,000	M	87	46	Lincoln National Life Insurance Company	AA-
162	$3,000,000	F	87	49	Transamerica Life Insurance Company	AA-
163	$5,000,000	M	87	56	Security Life of Denver Insurance Company	A
164	$347,211	F	87	24	Pruco Life Insurance Company	AA-
165	$1,000,000	M	87	33	John Hancock Life Insurance Company (U.S.A.)	AA-
166	$1,800,000	M	87	38	John Hancock Life Insurance Company (U.S.A.)	AA-
167	$284,924	M	87	45	Transamerica Life Insurance Company	AA-
168	$5,000,000	F	87	76	American General Life Insurance Company	A+
169	$2,000,000	M	87	47	AXA Equitable Life Insurance Company	AA-
170	$1,750,000	M	87	47	AXA Equitable Life Insurance Company	AA-
171	$2,000,000	F	87	72	John Hancock Life Insurance Company (U.S.A.)	AA-
172	$500,000	F	87	21	Transamerica Life Insurance Company	AA-
173	$4,000,000	M	87	36	Metropolitan Life Insurance Company	AA-
174	$2,000,000	M	87	22	Transamerica Life Insurance Company	AA-
175	$1,425,000	M	87	42	John Hancock Life Insurance Company (U.S.A.)	AA-
176	$800,000	M	87	36	Metropolitan Life Insurance Company	AA-
177	$5,000,000	F	86	83	AXA Equitable Life Insurance Company	AA-
178	$1,000,000	F	86	67	John Hancock Life Insurance Company (U.S.A.)	AA-
179	$694,487	M	86	61	Lincoln National Life Insurance Company	AA-
180	$6,000,000	F	86	105	American General Life Insurance Company	A+
181	$1,433,572	M	86	39	Security Mutual Life Insurance Company of NY	N/A
182	$1,500,000	M	86	23	Transamerica Life Insurance Company	AA-
183	$1,500,000	F	86	111	Lincoln Benefit Life Company	BBB+
184	$1,000,000	F	86	30	Metropolitan Life Insurance Company	AA-
185	$4,000,000	M	86	22	John Hancock Life Insurance Company (U.S.A.)	AA-
186	$1,000,000	M	86	60	John Hancock Life Insurance Company (U.S.A.)	AA-
187	$2,000,000	F	86	81	Lincoln Benefit Life Company	BBB+
188	$1,000,000	M	86	39	Security Life of Denver Insurance Company	A
189	$2,000,000	F	86	57	New York Life Insurance Company	AA+
190	$2,400,000	M	86	23	Genworth Life Insurance Company	BB-
191	$3,000,000	M	86	74	Transamerica Life Insurance Company	AA-
192	$1,500,000	M	86	62	AXA Equitable Life Insurance Company	AA-
193	$5,000,000	M	86	71	Security Life of Denver Insurance Company	A
194	$7,600,000	F	86	81	Transamerica Life Insurance Company	AA-
195	$250,000	M	86	14	Midland National Life Insurance Company	A+
196	$1,000,000	M	86	49	Lincoln National Life Insurance Company	AA-
197	$450,000	M	86	49	American General Life Insurance Company	A+
198	$2,500,000	F	86	60	American General Life Insurance Company	A+
199	$2,500,000	M	86	44	AXA Equitable Life Insurance Company	AA-
200	$3,000,000	M	86	44	Lincoln National Life Insurance Company	AA-
201	$500,000	M	86	28	Genworth Life Insurance Company	BB-
202	$1,980,000	M	86	36	New York Life Insurance Company	AA+
203	$500,000	M	86	34	New England Life Insurance Company	A+
204	$4,000,000	F	86	52	Reliastar Life Insurance Company	A
205	$3,000,000	F	86	32	AXA Equitable Life Insurance Company	AA-
206	$1,703,959	M	86	55	Lincoln National Life Insurance Company	AA-
207	$500,000	M	86	9	Great Southern Life Insurance Company	N/A
208	$1,000,000	M	86	43	Hartford Life and Annuity Insurance Company	BBB+
209	$3,500,000	F	86	90	Lincoln Benefit Life Company	BBB+
210	$1,000,000	M	86	75	Lincoln National Life Insurance Company	AA-

	Face Amount	Gender	Age (ALB)	LE (mo.) (1)	Insurance Company	S&P Rating
211	$500,000	M	86	40	Hartford Life and Annuity Insurance Company	BBB+
212	$300,000	M	86	46	New England Life Insurance Company	A+
213	$10,000,000	M	85	110	Pacific Life Insurance Company	AA-
214	$1,000,000	M	85	47	Texas Life Insurance Company	N/A
215	$500,000	M	85	87	Metropolitan Life Insurance Company	AA-
216	$2,000,000	M	85	48	National Life Insurance Company	A+
217	$2,147,816	F	85	101	John Hancock Life Insurance Company (U.S.A.)	AA-
218	$4,200,000	F	85	100	Transamerica Life Insurance Company	AA-
219	$325,000	M	85	48	Genworth Life and Annuity Insurance Company	BB-
220	$175,000	M	85	48	Genworth Life and Annuity Insurance Company	BB-
221	$850,000	M	85	44	American General Life Insurance Company	A+
222	$750,000	M	85	70	West Coast Life Insurance Company	AA-
223	$5,000,000	M	85	41	AXA Equitable Life Insurance Company	AA-
224	$385,000	M	85	57	Metropolitan Life Insurance Company	AA-
225	$500,000	M	85	57	Metropolitan Life Insurance Company	AA-
226	$5,000,000	M	85	58	Lincoln National Life Insurance Company	AA-
227	$1,500,000	M	85	64	Lincoln National Life Insurance Company	AA-
228	$250,000	M	85	37	Ohio State Insurance Company	N/A
229	$3,500,000	F	85	72	AXA Equitable Life Insurance Company	AA-
230	$1,000,000	F	85	84	West Coast Life Insurance Company	AA-
231	$8,500,000	M	85	87	John Hancock Life Insurance Company (U.S.A.)	AA-
232	$600,000	M	85	83	AXA Equitable Life Insurance Company	AA-
233	$3,000,000	F	85	52	Metropolitan Life Insurance Company	AA-
234	$4,500,000	M	85	57	AXA Equitable Life Insurance Company	AA-
235	$250,000	M	85	36	Transamerica Life Insurance Company	AA-
236	$2,275,000	M	85	75	Reliastar Life Insurance Company	A
237	$300,000	F	85	90	AXA Equitable Life Insurance Company	AA-
238	$500,000	F	85	90	AXA Equitable Life Insurance Company	AA-
239	$340,000	F	85	70	Jackson National Life Insurance Company	AA
240	$2,000,000	M	85	77	Pacific Life Insurance Company	AA-
241	$3,500,000	M	85	64	AXA Equitable Life Insurance Company	AA-
242	$7,600,000	M	85	84	Transamerica Life Insurance Company	AA-
243	$2,000,000	M	85	60	American National Insurance Company	A
244	$250,000	M	85	63	Voya Retirement Insurance and Annuity Company	A
245	$1,800,000	F	85	45	Lincoln National Life Insurance Company	AA-
246	$3,000,000	M	85	46	Metropolitan Life Insurance Company	AA-
247	$1,275,000	M	85	40	General American Life Insurance Company	AA-
248	$2,000,000	F	85	81	Lincoln National Life Insurance Company	AA-
249	$2,247,450	F	85	45	Transamerica Life Insurance Company	AA-
250	$750,000	M	85	72	AXA Equitable Life Insurance Company	AA-
251	$500,000	F	85	81	Metropolitan Life Insurance Company	AA-
252	$400,000	M	85	34	Transamerica Life Insurance Company	AA-
253	$1,000,000	M	85	45	Metropolitan Life Insurance Company	AA-
254	$3,500,000	M	85	49	Pacific Life Insurance Company	AA-
255	$2,500,000	M	85	49	AXA Equitable Life Insurance Company	AA-
256	$80,000	F	84	43	Protective Life Insurance Company	AA-
257	$1,000,000	M	84	54	Lincoln National Life Insurance Company	AA-
258	$3,000,000	M	84	27	U.S. Financial Life Insurance Company	N/A
259	$1,500,000	M	84	57	Pacific Life Insurance Company	AA-
260	$600,000	M	84	56	Massachusetts Mutual Life Insurance Company	AA+
261	$5,000,000	M	84	92	American General Life Insurance Company	A+
262	$1,900,000	M	84	50	American National Insurance Company	A
263	$500,000	M	84	32	New York Life Insurance Company	AA+
264	$500,000	M	84	32	New York Life Insurance Company	AA+
265	$75,000	M	84	35	Fidelity and Guaranty Insurance Company	BBB-
266	$10,000,000	M	84	58	Lincoln National Life Insurance Company	AA-
267	$1,000,000	M	84	137	Reliastar Life Insurance Company	A
268	$1,000,000	F	84	61	American General Life Insurance Company	A+
269	$750,000	M	84	62	John Hancock Life Insurance Company (U.S.A.)	AA-
270	$1,995,000	F	84	65	Transamerica Life Insurance Company	AA-

	Face Amount	Gender	Age (ALB)	LE (mo.) (1)	Insurance Company	S&P Rating
271	$4,000,000	M	84	41	Lincoln National Life Insurance Company	AA-
272	$838,542	M	84	106	Transamerica Life Insurance Company	AA-
273	$120,000	F	84	75	Lincoln National Life Insurance Company	AA-
274	$77,000	F	84	75	Lincoln National Life Insurance Company	AA-
275	$10,000,000	M	84	67	AXA Equitable Life Insurance Company	AA-
276	$900,000	M	84	59	Hartford Life and Annuity Insurance Company	BBB+
277	$1,000,000	M	84	54	Hartford Life and Annuity Insurance Company	BBB+
278	$1,000,000	M	84	54	Jackson National Life Insurance Company	AA
279	$2,300,000	M	84	11	American General Life Insurance Company	A+
280	$6,217,200	F	84	89	Phoenix Life Insurance Company	BB-
281	$2,500,000	F	84	57	Reliastar Life Insurance Company	A
282	$5,000,000	F	84	44	Massachusetts Mutual Life Insurance Company	AA+
283	$5,000,000	M	84	63	Transamerica Life Insurance Company	AA-
284	$500,000	F	84	87	AXA Equitable Life Insurance Company	AA-
285	$1,000,000	M	84	37	American General Life Insurance Company	A+
286	$2,400,000	M	84	58	Phoenix Life Insurance Company	BB-
287	$350,000	M	84	24	Jackson National Life Insurance Company	AA
288	$5,000,000	M	84	67	Lincoln National Life Insurance Company	AA-
289	$3,000,000	M	83	52	Protective Life Insurance Company	AA-
290	$1,500,000	M	83	52	American General Life Insurance Company	A+
291	$2,000,000	F	83	89	Transamerica Life Insurance Company	AA-
292	$5,000,000	F	83	63	Security Mutual Life Insurance Company of NY	N/A
293	$5,000,000	M	83	74	AXA Equitable Life Insurance Company	AA-
294	$850,000	F	83	83	Zurich Life Insurance Company	A
295	$550,000	M	83	101	Genworth Life Insurance Company	BB-
296	$500,000	M	83	50	West Coast Life Insurance Company	AA-
297	$1,680,000	F	83	55	AXA Equitable Life Insurance Company	AA-
298	$1,000,000	F	83	76	Lincoln National Life Insurance Company	AA-
299	$2,000,000	M	83	70	New York Life Insurance Company	AA+
300	$250,000	M	83	126	Reliastar Life Insurance Company	A
301	$1,250,000	M	83	85	Metropolitan Life Insurance Company	AA-
302	$1,000,000	M	83	52	AXA Equitable Life Insurance Company	AA-
303	$1,000,000	M	83	44	American General Life Insurance Company	A+
304	$1,500,000	M	83	55	Lincoln Benefit Life Company	BBB+
305	$10,000,000	F	83	52	Transamerica Life Insurance Company	AA-
306	$2,000,000	F	83	71	Lincoln National Life Insurance Company	AA-
307	$10,000,000	M	83	64	New York Life Insurance Company	AA+
308	$417,300	M	83	85	Jackson National Life Insurance Company	AA
309	$10,000,000	M	83	55	Hartford Life and Annuity Insurance Company	BBB+
310	$5,000,000	M	83	58	AXA Equitable Life Insurance Company	AA-
311	$300,000	F	83	60	Hartford Life and Annuity Insurance Company	BBB+
312	$2,502,000	M	83	130	Transamerica Life Insurance Company	AA-
313	$170,000	F	83	50	Reliastar Life Insurance Company	A
314	$240,000	M	83	31	Lincoln National Life Insurance Company	AA-
315	$10,000,000	M	83	98	John Hancock Life Insurance Company (U.S.A.)	AA-
316	$2,000,000	M	83	55	Ohio National Life Assurance Corporation	A+
317	$1,000,000	M	83	55	Ohio National Life Assurance Corporation	A+
318	$3,000,000	F	83	91	West Coast Life Insurance Company	AA-
319	$7,000,000	M	83	72	Genworth Life Insurance Company	BB-
320	$8,000,000	M	82	112	Metropolitan Life Insurance Company	AA-
321	$3,000,000	M	82	130	Metropolitan Life Insurance Company	AA-
322	$6,000,000	M	82	90	Transamerica Life Insurance Company	AA-
323	$8,000,000	M	82	69	AXA Equitable Life Insurance Company	AA-
324	$600,000	M	82	40	Lincoln National Life Insurance Company	AA-
325	$800,000	M	82	65	North American Company for Life And Health Insurance	A+
326	$2,000,000	M	82	18	Metropolitan Life Insurance Company	AA-
327	$3,000,000	F	82	54	AXA Equitable Life Insurance Company	AA-
328	$3,000,000	F	82	54	AXA Equitable Life Insurance Company	AA-
329	$320,987	F	82	91	John Hancock Life Insurance Company (U.S.A.)	AA-
330	$1,000,000	M	82	43	AXA Equitable Life Insurance Company	AA-

	Face Amount	Gender	Age (ALB)	LE (mo.) (1)	Insurance Company	S&P Rating
331	$50,000	M	82	72	Transamerica Life Insurance Company	AA-
332	$700,000	M	82	86	Banner Life Insurance Company	AA-
333	$1,000,000	M	82	86	John Hancock Life Insurance Company (U.S.A.)	AA-
334	$2,000,000	F	82	76	Pacific Life Insurance Company	AA-
335	$3,000,000	M	82	95	John Hancock Life Insurance Company (U.S.A.)	AA-
336	$1,750,000	M	82	68	AXA Equitable Life Insurance Company	AA-
337	$250,000	M	82	65	American General Life Insurance Company	A+
338	$2,000,000	F	82	62	Transamerica Life Insurance Company	AA-
339	$3,500,000	M	82	71	Metropolitan Life Insurance Company	AA-
340	$250,000	F	82	88	Accordia Life and Annuity Company	A-
341	$1,000,000	M	82	44	Pacific Life Insurance Company	AA-
342	$3,000,000	M	82	109	Principal Life Insurance Company	A+
343	$200,000	M	82	37	Pruco Life Insurance Company	AA-
344	$1,700,000	M	82	49	Lincoln National Life Insurance Company	AA-
345	$1,210,000	M	82	52	Lincoln National Life Insurance Company	AA-
346	$3,000,000	M	81	32	Pacific Life Insurance Company	AA-
347	$3,000,000	M	81	32	Minnesota Life Insurance Company	A+
348	$3,000,000	M	81	32	Pruco Life Insurance Company	AA-
349	$3,000,000	M	81	77	Reliastar Life Insurance Company	A
350	$5,000,000	M	81	84	Pacific Life Insurance Company	AA-
351	$5,000,000	M	81	84	Pacific Life Insurance Company	AA-
352	$4,000,000	M	81	67	Lincoln National Life Insurance Company	AA-
353	$500,000	M	81	42	Genworth Life and Annuity Insurance Company	BB-
354	$250,000	M	81	63	United of Omaha Life Insurance Company	AA-
355	$3,601,500	M	81	81	Transamerica Life Insurance Company	AA-
356	$300,000	F	81	85	Metropolitan Life Insurance Company	AA-
357	$200,000	M	81	60	Protective Life Insurance Company	AA-
358	$150,000	M	81	60	Protective Life Insurance Company	AA-
359	$150,000	M	81	60	Protective Life Insurance Company	AA-
360	$350,000	M	81	60	Lincoln National Life Insurance Company	AA-
361	$1,187,327	M	81	83	Transamerica Life Insurance Company	AA-
362	$5,000,000	M	81	115	Principal Life Insurance Company	A+
363	$150,000	M	81	79	MetLife Insurance Company USA	A+
364	$5,000,000	M	81	94	John Hancock Life Insurance Company (U.S.A.)	AA-
365	$100,000	M	81	98	Protective Life Insurance Company	AA-
366	$7,000,000	M	81	73	Lincoln Benefit Life Company	BBB+
367	$8,000,000	F	81	93	John Hancock Life Insurance Company (U.S.A.)	AA-
368	$100,000	M	81	54	North American Company for Life And Health Insurance	A+
369	$1,000,000	M	81	102	Lincoln National Life Insurance Company	AA-
370	$6,799,139	M	81	108	AXA Equitable Life Insurance Company	AA-
371	$1,000,000	F	81	75	Lincoln Benefit Life Company	BBB+
372	$476,574	M	81	59	Transamerica Life Insurance Company	AA-
373	$1,000,000	M	81	80	Penn Mutual Life Insurance Company	A+
374	$250,000	M	81	83	AXA Equitable Life Insurance Company	AA-
375	$6,000,000	M	81	108	AXA Equitable Life Insurance Company	AA-
376	$130,000	M	81	40	Genworth Life Insurance Company	BB-
377	$5,500,000	M	81	108	Metropolitan Life Insurance Company	AA-
378	$1,000,000	M	81	119	Protective Life Insurance Company	AA-
379	$4,000,000	M	81	82	Lincoln National Life Insurance Company	AA-
380	$2,000,000	M	81	69	Metropolitan Life Insurance Company	AA-
381	$2,000,000	M	81	69	Metropolitan Life Insurance Company	AA-
382	$4,300,000	F	81	96	American National Insurance Company	A
383	$100,000	M	81	72	Prudential Insurance Company of America	AA-
384	$6,000,000	M	81	105	AXA Equitable Life Insurance Company	AA-
385	$200,000	M	81	54	Kansas City Life Insurance Company	N/A
386	$200,000	M	81	45	Lincoln National Life Insurance Company	AA-
387	$1,029,871	M	81	127	Principal Life Insurance Company	A+
388	$6,000,000	M	81	93	AXA Equitable Life Insurance Company	AA-
389	$1,500,000	F	81	63	Protective Life Insurance Company	AA-
390	$750,000	M	81	57	Lincoln National Life Insurance Company	AA-

	Face Amount	Gender	Age (ALB)	LE (mo.) (1)	Insurance Company	S&P Rating
391	$180,000	F	81	80	Midland National Life Insurance Company	A+
392	$500,000	M	81	37	Transamerica Life Insurance Company	AA-
393	$70,000	M	80	39	Pioneer Mutual Life Insurance Company	N/A
394	$800,000	F	80	88	Prudential Insurance Company of America	AA-
395	$5,000,000	M	80	67	John Hancock Life Insurance Company (U.S.A.)	AA-
396	$1,000,000	M	80	83	Sun Life Assurance Company of Canada (U.S.)	AA-
397	$5,000,000	M	80	76	John Hancock Life Insurance Company (U.S.A.)	AA-
398	$1,250,000	M	80	86	AXA Equitable Life Insurance Company	AA-
399	$3,000,000	F	80	76	New York Life Insurance Company	AA+
400	$1,009,467	M	80	47	John Hancock Life Insurance Company (U.S.A.)	AA-
401	$4,000,000	M	80	40	Metropolitan Life Insurance Company	AA-
402	$2,500,000	M	80	75	Massachusetts Mutual Life Insurance Company	AA+
403	$2,500,000	M	80	75	Massachusetts Mutual Life Insurance Company	AA+
404	$5,000,000	M	80	46	John Hancock Life Insurance Company (U.S.A.)	AA-
405	$1,000,000	M	80	73	Transamerica Life Insurance Company	AA-
406	$500,000	M	80	99	Transamerica Life Insurance Company	AA-
407	$2,250,000	M	80	81	Massachusetts Mutual Life Insurance Company	AA+
408	$775,000	M	80	110	Lincoln National Life Insurance Company	AA-
409	$1,000,000	F	80	110	John Hancock Life Insurance Company (U.S.A.)	AA-
410	$1,445,000	F	80	91	AXA Equitable Life Insurance Company	AA-
411	$1,500,000	F	80	91	AXA Equitable Life Insurance Company	AA-
412	$1,000,000	M	80	73	Lincoln National Life Insurance Company	AA-
413	$325,000	M	80	33	American General Life Insurance Company	A+
414	$3,750,000	M	80	37	AXA Equitable Life Insurance Company	AA-
415	$1,000,000	M	80	97	Metropolitan Life Insurance Company	AA-
416	$800,000	M	80	87	Minnesota Life Insurance Company	A+
417	$5,000,000	F	80	103	Reliastar Life Insurance Company	A
418	$1,200,000	F	80	100	AXA Equitable Life Insurance Company	AA-
419	$5,000,000	M	80	164	West Coast Life Insurance Company	AA-
420	$3,000,000	M	80	83	Principal Life Insurance Company	A+
421	$5,000,000	M	79	124	Lincoln National Life Insurance Company	AA-
422	$3,000,000	M	79	73	American General Life Insurance Company	A+
423	$500,000	M	79	56	John Hancock Life Insurance Company (U.S.A.)	AA-
424	$500,000	M	79	123	Prudential Insurance Company of America	AA-
425	$1,000,000	M	79	101	Metropolitan Life Insurance Company	AA-
426	$1,200,000	F	79	121	Athene Annuity & Life Assurance Company	A-
427	$2,840,000	M	79	86	Transamerica Life Insurance Company	AA-
428	$750,000	M	79	77	North American Company for Life and Health Insurance	A+
429	$1,000,000	M	79	77	John Hancock Life Insurance Company (U.S.A.)	AA-
430	$500,000	M	79	77	North American Company for Life and Health Insurance	A+
431	$500,000	F	79	103	Columbus Life Insurance Company	AA
432	$4,000,000	F	79	81	Transamerica Life Insurance Company	AA-
433	$1,000,000	F	79	64	John Hancock Life Insurance Company (U.S.A.)	AA-
434	$2,000,000	M	79	89	Lincoln National Life Insurance Company	AA-
435	$2,000,000	M	79	89	Lincoln National Life Insurance Company	AA-
436	$4,000,000	M	79	135	John Hancock Life Insurance Company (U.S.A.)	AA-
437	$300,000	M	79	70	Lincoln National Life Insurance Company	AA-
438	$1,750,000	M	79	52	John Hancock Life Insurance Company (U.S.A.)	AA-
439	$5,000,000	M	79	91	Transamerica Life Insurance Company	AA-
440	$1,000,000	M	79	110	Principal Life Insurance Company	A+
441	$500,000	F	79	129	Ohio National Life Assurance Corporation	A+
442	$550,000	M	79	68	Pruco Life Insurance Company	AA-
443	$300,000	M	79	68	Pruco Life Insurance Company	AA-
444	$6,250,000	M	79	179	John Hancock Life Insurance Company (U.S.A.)	AA-
445	$750,000	M	79	104	General American Life Insurance Company	AA-
446	$2,000,000	F	79	46	Transamerica Life Insurance Company	AA-
447	$400,000	M	79	108	John Hancock Life Insurance Company (U.S.A.)	AA-
448	$300,000	M	78	68	Penn Mutual Life Insurance Company	A+
449	$1,000,000	M	78	93	Accordia Life and Annuity Company	A-
450	$3,000,000	M	78	86	Pruco Life Insurance Company	AA-

	Face Amount	Gender	Age (ALB)	LE (mo.) (1)	Insurance Company	S&P Rating
451	$200,000	F	78	134	West Coast Life Insurance Company	AA-
452	$1,100,000	M	78	128	Accordia Life and Annuity Company	A-
453	$3,000,000	M	78	93	Protective Life Insurance Company	AA-
454	$50,000	M	78	35	Lincoln National Life Insurance Company	AA-
455	$4,000,000	M	78	58	Massachusetts Mutual Life Insurance Company	AA+
456	$1,000,000	F	78	118	John Hancock Life Insurance Company (U.S.A.)	AA-
457	$5,000,000	M	78	108	Lincoln National Life Insurance Company	AA-
458	$7,000,000	F	78	111	Pacific Life Insurance Company	AA-
459	$100,946	F	78	149	Genworth Life and Annuity Insurance Company	BB-
460	$2,000,000	M	78	94	Genworth Life Insurance Company	BB-
461	$350,000	M	78	100	AXA Equitable Life Insurance Company	AA-
462	$600,000	M	78	100	AXA Equitable Life Insurance Company	AA-
463	$1,000,000	M	78	73	Pacific Life Insurance Company	AA-
464	$2,000,000	M	78	108	Transamerica Life Insurance Company	AA-
465	$200,000	M	78	106	Prudential Insurance Company of America	AA-
466	$2,000,000	F	78	156	Lincoln National Life Insurance Company	AA-
467	$150,000	M	78	95	Genworth Life Insurance Company	BB-
468	$490,620	M	78	76	Ameritas Life Insurance Corporation	A+
469	$600,000	M	78	73	Protective Life Insurance Company	AA-
470	$2,000,000	M	78	54	Athene Annuity & Life Assurance Company	A-
471	$5,000,000	M	78	51	West Coast Life Insurance Company	AA-
472	$1,000,000	M	77	73	Metropolitan Life Insurance Company	AA-
473	$730,000	M	77	91	Transamerica Life Insurance Company	AA-
474	$5,000,000	M	77	137	Pruco Life Insurance Company	AA-
475	$750,000	M	77	103	Protective Life Insurance Company	AA-
476	$250,000	M	77	93	Midland National Life Insurance Company	A+
477	$5,000,000	M	77	125	AXA Equitable Life Insurance Company	AA-
478	$3,000,000	M	77	47	Accordia Life and Annuity Company	A-
479	$1,000,000	M	77	137	AXA Equitable Life Insurance Company	AA-
480	$500,000	M	77	91	AXA Equitable Life Insurance Company	AA-
481	$3,000,000	M	77	103	John Hancock Life Insurance Company (U.S.A.)	AA-
482	$5,000,000	M	77	103	John Hancock Life Insurance Company (U.S.A.)	AA-
483	$1,000,000	M	77	117	Security Life of Denver Insurance Company	A
484	$3,000,000	F	77	96	John Hancock Life Insurance Company (U.S.A.)	AA-
485	$5,000,000	M	77	131	Massachusetts Mutual Life Insurance Company	AA+
486	$5,000,000	M	77	131	Massachusetts Mutual Life Insurance Company	AA+
487	$8,000,000	M	77	89	Metropolitan Life Insurance Company	AA-
488	$2,000,000	F	77	108	Accordia Life and Annuity Company	A-
489	$1,000,000	M	77	85	Transamerica Life Insurance Company	AA-
490	$2,200,000	F	77	130	Reliastar Life Insurance Company	A
491	$10,000,000	M	77	122	AXA Equitable Life Insurance Company	AA-
492	$2,500,000	M	77	129	John Hancock Life Insurance Company (U.S.A.)	AA-
493	$2,500,000	M	77	129	John Hancock Life Insurance Company (U.S.A.)	AA-
494	$1,000,000	M	77	149	Security Mutual Life Insurance Company of NY	N/A
495	$1,000,000	M	77	93	Athene Annuity & Life Assurance Company of New York	A-
496	$5,000,000	M	77	78	Lincoln Benefit Life Company	BBB+
497	$250,000	M	77	130	West Coast Life Insurance Company	AA-
498	$1,000,000	M	77	95	General American Life Insurance Company	AA-
499	$1,000,000	M	77	107	Transamerica Life Insurance Company	AA-
500	$100,000	M	77	63	Transamerica Life Insurance Company	AA-
501	$7,097,434	M	77	147	Lincoln National Life Insurance Company	AA-
502	$250,000	M	76	90	Lincoln Benefit Life Company	BBB+
503	$600,000	M	76	64	United of Omaha Life Insurance Company	AA-
504	$1,000,000	M	76	116	Transamerica Life Insurance Company	AA-
505	$100,000	M	76	110	Transamerica Life Insurance Company	AA-
506	$200,000	M	76	62	Reliastar Life Insurance Company	A
507	$3,000,000	F	76	145	Security Life of Denver Insurance Company	A
508	$200,000	M	76	62	Metropolitan Life Insurance Company	AA-
509	$100,000	M	76	62	Metropolitan Life Insurance Company	AA-
510	$2,000,000	M	76	101	Protective Life Insurance Company	AA-

	Face Amount	Gender	Age (ALB)	LE (mo.) (1)	Insurance Company	S&P Rating
511	$1,500,000	M	76	101	Protective Life Insurance Company	AA-
512	$100,000	M	76	48	AXA Equitable Life Insurance Company	AA-
513	$500,000	M	76	85	AXA Equitable Life Insurance Company	AA-
514	$500,000	M	76	98	United of Omaha Life Insurance Company	AA-
515	$750,000	M	76	24	North American Company for Life And Health Insurance	A+
516	$4,000,000	F	76	132	American General Life Insurance Company	A+
517	$300,000	M	76	74	AIG Life Insurance Company	A+
518	$500,000	M	76	83	AIG Life Insurance Company	A+
519	$355,700	M	76	98	Security Life of Denver Insurance Company	A
520	$300,000	M	76	32	Lincoln National Life Insurance Company	AA-
521	$750,000	F	76	74	Delaware Life Insurance Company	BBB+
522	$5,004,704	M	76	128	American General Life Insurance Company	A+
523	$4,000,000	M	76	103	Security Mutual Life Insurance Company of NY	N/A
524	$2,000,000	M	76	141	John Hancock Life Insurance Company (U.S.A.)	AA-
525	$10,000,000	F	76	129	Reliastar Life Insurance Company	A
526	$1,000,000	F	76	144	John Hancock Life Insurance Company (U.S.A.)	AA-
527	$7,500,000	F	76	167	Security Life of Denver Insurance Company	A
528	$500,000	M	76	67	American General Life Insurance Company	A+
529	$3,000,000	F	76	105	General American Life Insurance Company	AA-
530	$300,000	F	76	127	Minnesota Life Insurance Company	A+
531	$4,547,770	F	75	170	Principal Life Insurance Company	A+
532	$500,000	M	75	82	Protective Life Insurance Company	AA-
533	$1,000,000	M	75	87	Security Life of Denver Insurance Company	A
534	$500,000	M	75	32	Midland National Life Insurance Company	A+
535	$1,000,000	M	75	145	John Hancock Life Insurance Company (U.S.A.)	AA-
536	$1,000,000	M	75	92	Transamerica Life Insurance Company	AA-
537	$3,000,000	M	75	67	AXA Equitable Life Insurance Company	AA-
538	$1,000,000	F	75	137	Companion Life Insurance Company	AA-
539	$1,000,000	M	75	133	John Hancock Life Insurance Company (U.S.A.)	AA-
540	$500,000	M	75	56	William Penn Life Insurance Company of New York	AA-
541	$8,000,000	F	75	125	West Coast Life Insurance Company	AA-
542	$100,000	M	75	37	Voya Retirement Insurance and Annuity Company	A
543	$250,000	F	75	150	AXA Equitable Life Insurance Company	AA-
544	$172,245	F	75	50	Symetra Life Insurance Company	A
545	$2,000,000	M	75	114	Pruco Life Insurance Company	AA-
546	$190,000	M	75	97	Protective Life Insurance Company	AA-
547	$415,000	M	75	110	AIG Life Insurance Company	A+
548	$100,000	M	75	145	Protective Life Insurance Company	AA-
549	$2,000,072	M	75	162	American General Life Insurance Company	A+
550	$5,000,000	M	75	123	AIG Life Insurance Company	A+
551	$89,626	F	75	112	Union Central Life Insurance Company	N/A
552	$2,000,000	M	75	90	American General Life Insurance Company	A+
553	$400,000	M	75	75	Protective Life Insurance Company	AA-
554	$250,000	M	75	68	Genworth Life and Annuity Insurance Company	BB-
555	$500,000	M	75	89	Delaware Life Insurance Company	BBB+
556	$1,784,686	M	75	148	Transamerica Life Insurance Company	AA-
557	$667,738	M	75	79	MONY Life Insurance Company of America	AA-
558	$100,000	M	75	137	Genworth Life Insurance Company	BB-
559	$370,000	F	75	120	Minnesota Life Insurance Company	A+
560	$500,000	M	74	117	Ameritas Life Insurance Corporation	A+
561	$370,000	M	74	117	Ameritas Life Insurance Corporation	A+
562	$1,000,000	F	74	114	United of Omaha Life Insurance Company	AA-
563	$150,000	M	74	98	Genworth Life Insurance Company	BB-
564	$100,000	M	74	105	Protective Life Insurance Company	AA-
565	$2,500,000	M	74	98	John Hancock Life Insurance Company (U.S.A.)	AA-
566	$500,000	M	74	129	Pruco Life Insurance Company	AA-
567	$1,000,000	M	74	101	John Hancock Life Insurance Company (U.S.A.)	AA-
568	$8,600,000	M	74	146	AXA Equitable Life Insurance Company	AA-
569	$485,000	M	74	147	Metropolitan Life Insurance Company	AA-
570	$2,500,000	M	74	100	American General Life Insurance Company	A+

	Face Amount	Gender	Age (ALB)	LE (mo.) (1)	Insurance Company	S&P Rating
571	$3,000,000	M	74	88	Transamerica Life Insurance Company	AA-
572	$500,000	M	74	94	New York Life Insurance Company	AA+
573	$800,000	M	74	117	John Hancock Life Insurance Company (U.S.A.)	AA-
574	$1,500,000	M	74	120	Lincoln National Life Insurance Company	AA-
575	$1,500,000	M	74	120	Lincoln National Life Insurance Company	AA-
576	$1,500,000	M	74	120	Lincoln National Life Insurance Company	AA-
577	$1,500,000	M	74	122	American General Life Insurance Company	A+
578	$1,500,000	M	74	122	American General Life Insurance Company	A+
579	$2,000,000	M	74	126	John Hancock Life Insurance Company (U.S.A.)	AA-
580	$2,500,000	M	74	131	Banner Life Insurance Company	AA-
581	$800,000	M	74	79	Commonwealth Annuity and Life Insurance Company	A-
582	$1,167,000	M	74	45	Transamerica Life Insurance Company	AA-
583	$450,000	M	74	113	Jackson National Life Insurance Company	AA
584	$10,000,000	M	74	139	John Hancock Life Insurance Company (U.S.A.)	AA-
585	$250,000	F	74	166	Protective Life Insurance Company	AA-
586	$750,000	M	73	125	Security Life of Denver Insurance Company	A
587	$500,000	M	73	92	Lincoln National Life Insurance Company	AA-
588	$2,000,000	M	73	95	New York Life Insurance Company	AA+
589	$2,000,000	M	73	95	New York Life Insurance Company	AA+
590	$5,000,000	M	73	124	John Hancock Life Insurance Company (U.S.A.)	AA-
591	$250,000	F	73	103	Protective Life Insurance Company	AA-
592	$500,000	M	73	101	William Penn Life Insurance Company of New York	AA-
593	$2,500,000	M	73	110	Lincoln National Life Insurance Company	AA-
594	$2,500,000	M	73	110	John Hancock Life Insurance Company (U.S.A.)	AA-
595	$500,000	M	73	123	Metropolitan Life Insurance Company	AA-
596	$2,000,000	M	73	115	Voya Retirement Insurance and Annuity Company	A
597	$1,500,000	M	73	115	Voya Retirement Insurance and Annuity Company	A
598	$390,025	M	73	140	Genworth Life and Annuity Insurance Company	BB-
599	$230,000	M	73	112	Transamerica Life Insurance Company	AA-
600	$500,000	M	73	75	Phoenix Life Insurance Company	BB-
601	$300,000	M	73	109	Protective Life Insurance Company	AA-
602	$190,000	F	73	186	Protective Life Insurance Company	AA-
603	$250,000	M	73	64	American General Life Insurance Company	A+
604	$160,000	M	73	87	RiverSource Life Insurance Company	AA-
605	$267,988	M	73	48	Minnesota Life Insurance Company	A+
606	$75,000	F	73	97	American General Life Insurance Company	A+
607	$300,000	M	73	106	New England Life Insurance Company	A+
608	$600,000	M	73	80	AXA Equitable Life Insurance Company	AA-
609	$1,500,000	M	73	104	Metropolitan Life Insurance Company	AA-
610	$4,000,000	M	73	136	MONY Life Insurance Company of America	AA-
611	$1,000,000	F	73	139	Reliastar Life Insurance Company	A
612	$420,000	M	73	117	RiverSource Life Insurance Company	AA-
613	$10,000,000	M	73	113	AXA Equitable Life Insurance Company	AA-
614	$4,000,000	M	73	141	AXA Equitable Life Insurance Company	AA-
615	$250,000	M	72	46	Protective Life Insurance Company	AA-
616	$650,000	F	72	67	Security Life of Denver Insurance Company	A
617	$1,000,000	M	72	124	AIG Life Insurance Company	A+
618	$500,000	M	72	115	Ohio National Life Assurance Corporation	A+
619	$2,500,000	M	72	47	Transamerica Life Insurance Company	AA-
620	$400,000	M	72	190	Protective Life Insurance Company	AA-
621	$232,000	M	72	174	Protective Life Insurance Company	AA-
622	$3,000,000	M	72	154	John Hancock Life Insurance Company (U.S.A.)	AA-
623	$185,000	M	72	126	Genworth Life and Annuity Insurance Company	BB-
624	$750,000	M	72	120	Transamerica Life Insurance Company	AA-
625	$1,350,000	M	72	95	Lincoln National Life Insurance Company	AA-
626	$139,398	F	72	19	Lincoln National Life Insurance Company	AA-
627	$1,250,000	M	72	95	West Coast Life Insurance Company	AA-
628	$500,000	M	72	31	North American Company for Life and Health Insurance	A+
629	$600,000	M	72	31	West Coast Life Insurance Company	AA-
630	$5,000,000	M	72	175	John Hancock Life Insurance Company (U.S.A.)	AA-

	Face Amount	Gender	Age (ALB)	LE (mo.) (1)	Insurance Company	S&P Rating
631	$5,000,000	M	72	86	Transamerica Life Insurance Company	AA-
632	$500,000	M	72	88	Transamerica Life Insurance Company	AA-
633	$500,000	M	72	88	North American Company for Life And Health Insurance	A+
634	$420,000	M	72	126	Protective Life Insurance Company	AA-
635	$100,000	M	72	41	Genworth Life and Annuity Insurance Company	BB-
636	$300,000	M	72	41	Genworth Life Insurance Company	BB-
637	$1,000,000	M	72	50	John Hancock Life Insurance Company (U.S.A.)	AA-
638	$5,000,000	M	72	110	John Hancock Life Insurance Company (U.S.A.)	AA-
639	$5,000,000	M	72	110	John Hancock Life Insurance Company (U.S.A.)	AA-
640	$1,000,000	F	72	153	American General Life Insurance Company	A+
641	$100,000	M	72	131	Protective Life Insurance Company	AA-
642	$5,000,000	M	72	146	Metropolitan Life Insurance Company	AA-
643	$250,000	F	71	116	Ohio National Life Assurance Corporation	A+
644	$57,500	M	71	89	Lincoln National Life Insurance Company	AA-
645	$1,000,000	M	71	164	Protective Life Insurance Company	AA-
646	$1,000,000	M	71	151	Transamerica Life Insurance Company	AA-
647	$400,000	M	71	155	Lincoln National Life Insurance Company	AA-
648	$1,500,000	F	71	147	Pruco Life Insurance Company	AA-
649	$10,000,000	M	71	162	Principal Life Insurance Company	A+
650	$92,000	F	71	194	Protective Life Insurance Company	AA-
651	$300,000	M	71	190	John Hancock Life Insurance Company (U.S.A.)	AA-
652	$1,500,000	M	71	67	Lincoln National Life Insurance Company	AA-
653	$250,000	M	71	94	Massachusetts Mutual Life Insurance Company	AA+
654	$150,000	M	71	30	Protective Life Insurance Company	AA-
655	$150,000	M	71	30	AXA Equitable Life Insurance Company	AA-
656	$500,000	M	71	156	Protective Life Insurance Company	AA-
657	$250,000	M	71	179	Lincoln National Life Insurance Company	AA-
658	$202,700	M	71	111	Farmers New World Life Insurance Company	N/A
659	$700,000	M	71	111	Massachusetts Mutual Life Insurance Company	AA+
660	$750,000	M	70	129	North American Company for Life And Health Insurance	A+
661	$1,532,043	M	70	148	John Hancock Life Insurance Company (U.S.A.)	AA-
662	$1,000,000	M	70	182	AXA Equitable Life Insurance Company	AA-
663	$1,000,000	M	70	82	AXA Equitable Life Insurance Company	AA-
664	$200,000	M	70	174	Protective Life Insurance Company	AA-
665	$2,000,000	M	70	166	John Hancock Life Insurance Company (U.S.A.)	AA-
666	$2,000,000	M	70	108	Transamerica Life Insurance Company	AA-
667	$1,000,000	M	70	108	Genworth Life Insurance Company	BB-
668	$100,000	M	70	96	Massachusetts Mutual Life Insurance Company	AA+
669	$5,000,000	M	70	112	John Hancock Life Insurance Company (U.S.A.)	AA-
670	$4,000,000	M	70	112	AXA Equitable Life Insurance Company	AA-
671	$2,000,000	M	70	155	Hartford Life and Annuity Insurance Company	BBB+
672	$175,000	F	70	106	Lincoln National Life Insurance Company	AA-
673	$1,000,000	M	70	158	Accordia Life and Annuity Company	A-
674	$1,000,000	M	70	58	Protective Life Insurance Company	AA-
675	$1,000,000	M	70	126	Transamerica Life Insurance Company	AA-
676	$1,000,000	M	70	126	Protective Life Insurance Company	AA-
677	$1,500,000	M	70	100	Midland National Life Insurance Company	A+
678	$400,000	F	70	137	AXA Equitable Life Insurance Company	AA-
679	$500,000	M	70	106	Lincoln Benefit Life Company	BBB+
680	$1,000,000	M	69	41	AXA Equitable Life Insurance Company	AA-
681	$250,000	M	69	144	State Farm Life Insurance Company	AA
682	$200,000	M	69	144	State Farm Life Insurance Company	AA
683	$1,200,000	M	69	121	Massachusetts Mutual Life Insurance Company	AA+
684	$1,000,000	M	69	133	Transamerica Life Insurance Company	AA-
685	$250,000	F	69	70	Transamerica Life Insurance Company	AA-
686	$2,500,000	M	69	155	Pruco Life Insurance Company	AA-
687	$2,500,000	M	69	155	Pruco Life Insurance Company	AA-
688	$4,000,000	M	69	128	MetLife Insurance Company USA	A+
689	$3,000,000	M	69	143	Genworth Life Insurance Company	BB-
690	$1,200,000	M	69	143	Genworth Life Insurance Company	BB-

	Face Amount	Gender	Age (ALB)	LE (mo.) (1)	Insurance Company	S&P Rating
691	$500,000	M	69	39	Voya Retirement Insurance and Annuity Company	A
692	$1,000,000	M	69	82	Protective Life Insurance Company	AA-
693	$2,000,000	M	69	167	John Hancock Life Insurance Company (U.S.A.)	AA-
694	$250,000	F	69	152	Protective Life Insurance Company	AA-
695	$150,000	M	69	113	Protective Life Insurance Company	AA-
696	$13,250,000	M	69	202	TIAA-CREF Life Insurance Company	AA+
697	$500,000	M	69	115	Lincoln National Life Insurance Company	AA-
698	$156,538	F	69	102	New York Life Insurance Company	AA+
699	$2,000,000	M	69	48	Metropolitan Life Insurance Company	AA-
700	$2,000,000	M	69	48	Metropolitan Life Insurance Company	AA-
701	$1,000,000	M	69	148	John Hancock Life Insurance Company (U.S.A.)	AA-
702	$560,000	M	69	111	AXA Equitable Life Insurance Company	AA-
703	$1,100,000	M	69	149	John Hancock Life Insurance Company (U.S.A.)	AA-
704	$3,000,000	M	69	188	John Hancock Life Insurance Company (U.S.A.)	AA-
705	$300,000	M	69	87	Protective Life Insurance Company	AA-
706	$1,000,000	M	68	154	Lincoln National Life Insurance Company	AA-
707	$3,000,000	M	68	96	Reliastar Life Insurance Company	A
708	$2,000,000	M	68	96	AXA Equitable Life Insurance Company	AA-
709	$2,000,000	M	68	96	AXA Equitable Life Insurance Company	AA-
710	$750,000	M	68	156	Northwestern Mutual Life Insurance Company	AA+
711	$5,000,000	M	68	100	Athene Annuity & Life Assurance Company	A-
712	$1,000,000	M	68	143	Sun Life Assurance Company of Canada (U.S.)	AA-
713	$846,510	M	68	124	Lincoln National Life Insurance Company	AA-
714	$846,210	M	68	124	Lincoln National Life Insurance Company	AA-
715	$5,000,000	M	68	116	Lincoln National Life Insurance Company	AA-
716	$600,000	M	68	83	William Penn Life Insurance Company of New York	AA-
717	$229,725	F	68	102	Hartford Life and Annuity Insurance Company	BBB+
718	$100,000	M	68	118	Phoenix Life Insurance Company	BB-
719	$5,616,468	M	68	175	John Hancock Life Insurance Company (U.S.A.)	AA-
720	$4,383,532	M	68	193	John Hancock Life Insurance Company (U.S.A.)	AA-
721	$400,000	M	67	185	Lincoln National Life Insurance Company	AA-
722	$1,000,000	M	67	45	Lincoln National Life Insurance Company	AA-
723	$1,000,000	M	67	74	Transamerica Life Insurance Company	AA-
724	$350,000	F	67	81	Assurity Life Insurance Company	N/A
725	$492,547	M	67	92	AXA Equitable Life Insurance Company	AA-
726	$105,798	F	67	130	Lincoln Benefit Life Company	BBB+
727	$67,602	F	67	130	Allstate Life Insurance Company of New York	A+
728	$320,581	M	67	21	American General Life Insurance Company	A+
729	$1,000,000	M	67	104	The Savings Bank Life Insurance Company of Massachusetts	A-
730	$350,000	M	67	93	RiverSource Life Insurance Company	AA-
731	$320,000	M	67	157	Transamerica Life Insurance Company	AA-
732	$200,000	M	67	158	Prudential Insurance Company of America	AA-
733	$200,000	M	67	158	Prudential Insurance Company of America	AA-
734	$250,000	M	67	158	Pruco Life Insurance Company	AA-
735	$750,000	M	67	123	Pacific Life Insurance Company	AA-
736	$250,000	M	67	193	Zurich Life Insurance Company	A
737	$20,000	F	67	16	Nationwide Life and Annuity Insurance Company	A+
738	$500,000	F	67	127	AIG Life Insurance Company	A+
739	$650,000	M	67	180	Lincoln National Life Insurance Company	AA-
740	$2,000,000	F	66	170	Metropolitan Life Insurance Company	AA-

	Face Amount	Gender	Age (ALB)	LE (mo.) (1)	Insurance Company	S&P Rating
741	$750,000	M	66	80	Massachusetts Mutual Life Insurance Company	AA+
742	$250,000	F	66	173	Principal Life Insurance Company	A+
743	$500,000	M	66	72	Transamerica Life Insurance Company	AA-
744	$265,000	M	66	154	Protective Life Insurance Company	AA-
745	$10,000,000	M	66	60	Lincoln National Life Insurance Company	AA-
746	$400,000	M	66	127	Jackson National Life Insurance Company	AA
747	$500,000	F	66	166	Banner Life Insurance Company	AA-
748	$540,000	M	66	167	West Coast Life Insurance Company	AA-
749	$500,000	M	66	131	Transamerica Life Insurance Company	AA-
750	$350,000	M	65	118	Hartford Life and Annuity Insurance Company	BBB+
751	$3,500,000	M	65	194	Prudential Insurance Company of America	AA-
752	$250,000	M	65	115	Transamerica Life Insurance Company	AA-
753	$150,000	M	60	93	Jackson National Life Insurance Company	AA
	$1,447,557,987

(ALB)	Age Last Birthday - the insured’s age is current as of the measurement date.
(1)	The insured’s life expectancy estimate, other than for a small face value insurance policy (i.e., a policy with $1 million in face value benefits or less), is the average of two life expectancy estimates provided by independent third-party medical-actuarial underwriting firms at the time of purchase, actuarially adjusted through the measurement date. Numbers in this column represent months.

ITEM 4.	CONTROLS AND PROCEDURES.

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

As of March 31, 2017, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective.

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

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2017 based on criteria for effective control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission, 2013 framework in “Internal Control—Integrated Framework.” Based on this assessment, our management concluded that, as of the evaluation date, we maintained effective internal control over financial reporting.

ITEM 5.	OTHER INFORMATION

M-Panel Technology Update

We recently announced the execution of our exclusive license of “DNA Methylation Based Predictor of Mortality” technology from the University of California, Los Angeles (UCLA) for the life insurance and related industries. The technology is based on the DNA methylation research of Dr. Steve Horvath, who in 2013 reported that through DNA methylation, human cells have a mechanism that records “biological age” independent from “chronological age.” In 2016, Dr. Horvath discovered a specific set of DNA methylation based biomarkers that are highly predictive of all-cause mortality. The discovery was made through a meta-analysis study of epigenetic biomarkers in over 13,000 individuals whose health and mortality was studied for decades. Dr. Horvath’s breakthrough research identified specific epigenetic biomarkers and an associated predictive algorithm called extrinsic epigenetic age acceleration (“EEAA”) to estimate individual life expectancies. We have licensed EEAA from the University of California, Los Angeles for use in the development of commercialized epigenetic testing that is predictive of aging, all-cause mortality, and other conditions. We refer to the development of our commercialized epigenetic test as M-Panel technology.

In the most basic terms, epigenetic tests measure chemical changes that occur along the human epigenome. The human epigenome refers to the physical area above the human gene (a.k.a. DNA). Researchers have found that a wide range of factors, such as aging and the environment, impact chemical changes occurring in the epigenome. M-Panel technology measures methylation based chemical changes along the gene (a.k.a. methylation based biomarkers). In general, one can think about a methylated gene as a gene that is “turned off” because of aging or environmental factors. To illustrate, a human can have a disease-causing gene, but not develop the associated disease if the gene is methylated and “turned off” in the epigenome. Similarly, a human can have the correct gene yet develop a disease, if the correct gene becomes methylated and “turned off” because of aging or environment. This is a very simple illustration of complex human biology, but it demonstrates the basics of what methylation based biomarker testing “is” measuring and what it “is not” measuring. M-Panel technology does not measure the DNA genetic code that you have at birth. From a business perspective, we are particularly interested in research that indicates that methylation levels change in response to a variety of specific environmental factors. As a result, the measurement of these specific methylation patterns allow for the development of predictive algorithms that are indicative of a wide range of human behaviors and conditions. This is the basis of Dr. Horvath’s research and the identification of both the “biological age” and EEAA. We believe that we are the first company to identify the application of the epigenetic technology to life insurance and related businesses.

In order to better assess the applications of EEAA and epigenetic testing to the life insurance and related industries, we retained a leading global consultancy firm and an insurance technology expert to research and report on the value of M-Panel technology and to evaluate associated market opportunities. The conclusion of the research report, at a high level, found that (i) M-Panel technology has the potential to revolutionize the insurance and annuity industries; (ii) there are a range of deployment models of M-Panel technology that depend on factors including the amount of funding we apply towards the opportunity and the acceptance of the technology by customers, insurance companies, and reinsurance companies; and (iii) there are multiple actions that we can take to strengthen the technology, explore partnerships, and commercialize the opportunity.

The initial goal of the research was to convert EEAA’s methylation factors and hazard ratios into actuarial mortality curves and to estimate the implied changes to an individual’s life insurance pricing. The research concluded that using M-Panel analysis could reveal life expectancy changes of two or more years for approximately 25% of the population. In addition, the research concluded that M-Panel analysis could result in changes to life insurance pricing that would put the test on par with other major life expectancy underwriting factors, such as gender and smoking. The research concluded that M-Panel technology produces an ability to better predict life expectancy of individuals across large populations and creates the opportunity to better select and price risk associated with customers of life insurance and annuity products. Another goal of the research was to identify additional business opportunities to pursue with a commercialized M-Panel test. One identified opportunity is the ability of M-Panel technology to streamline the underwriting process. Specifically, traditional life insurance underwriting (which involves medical exams and collecting blood and urine) could be replaced by collecting saliva samples. This, the report concludes, could save weeks of time, cut the costs in half, and improve the overall accuracy of underwriting methodologies. Finally, the research indicates that continued increases in computing power could drive down the cost of DNA methylation quantification for our M-Panel analysis. The research asserts that these factors could make the epigenetic analysis employed by M-Panel increasingly economical to leverage on a global basis. We continue to work towards the commercialization of a high-volume, low-cost M-Panel test that produces predictive analytics and add value to the life insurance and related industries.

ITEM 6.	EXHIBITS

Exhibit
31.1	Section 302 Certification of the Chief Executive Officer (filed herewith).
31.2	Section 302 Certification of the Chief Financial Officer (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.1	Letter from Model Actuarial Pricing Systems, dated April 26, 2017 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GWG HOLDINGS, INC.

Date: May 12, 2017	By:	/s/ Jon R. Sabes
Chief Executive Officer

Date: May 12, 2017	By:	/s/ William B. Acheson
Chief Financial Officer

EXHIBIT INDEX

Exhibit
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Letter from Model Actuarial Pricing Systems, dated April 26, 2017
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document