Form 10-Q
period 2017-06-30
GWG Holdings, Inc.
filed 2017-08-10
CIK 1522690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of August 10, 2017, GWG Holdings, Inc. had 5,783,555 shares of common stock outstanding.

GWG HOLDINGS, INC.

Index to Form 10-Q

for the Quarter Ended June 30, 2017

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017 (unaudited)	December 31, 2016
A S S E T S
Cash and cash equivalents	$52,293,472	$78,486,982
Restricted cash	46,159,631	37,826,596
Investment in life insurance policies, at fair value	577,049,552	511,192,354
Secured MCA advances	3,525,381	5,703,147
Life insurance policy benefits receivable	6,970,000	5,345,000
Deferred taxes, net	1,620,303	-
Other assets	3,875,810	4,688,103
TOTAL ASSETS	$691,494,149	$643,242,182

L I A B I L I T I E S & S T O C K H O L D E R S’ E Q U I T Y
LIABILITIES
Senior Credit Facilities	$149,008,826	$156,064,818
Series I Secured Notes	6,680,961	16,404,836
L Bonds	400,832,308	381,312,587
Accounts payable	4,160,097	2,226,712
Interest payable	14,387,044	16,160,599
Other accrued expenses	2,535,674	1,676,761
Deferred taxes, net	-	2,097,371
TOTAL LIABILITIES	577,604,910	575,943,684

STOCKHOLDERS’ EQUITY

CONVERTIBLE PREFERRED STOCK
(par value $0.001; shares authorized 40,000,000; shares outstanding 2,671,663 and 2,640,521; liquidation preference of $20,037,000 and $19,804,000 as of June 30, 2017 and December 31, 2016, respectively)	19,732,262	19,701,133

REDEEMABLE PREFERRED STOCK
(par value $0.001; shares authorized 100,000; shares outstanding 99,127 and 59,183; liquidation preference of $99,127,000 and $59,183,000 as of June 30, 2017 and December 31, 2016, respectively)	97,728,821	59,025,164

SERIES 2 REDEEMABLE PREFERRED STOCK
(par value $0.001; shares authorized 150,000; shares outstanding 22,536 and 0; liquidation preference of $22,536,000 and $0 as of June 30, 2017 and December 31, 2016, respectively)	20,979,019	-

COMMON STOCK
(par value $0.001: shares authorized 210,000,000; shares issued and outstanding 5,783,555 and 5,980,190 as of June 30, 2017 and December 31, 2016, respectively)	5,784	5,980
Additional paid-in capital	-	7,383,515
Accumulated deficit	(24,556,647)	(18,817,294)
TOTAL STOCKHOLDERS’ EQUITY	113,889,239	67,298,498

TOTAL LIABILITIES & EQUITY	$691,494,149	$643,242,182

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

 GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
REVENUE
Gain on life insurance policies, net	$11,296,266	$20,383,347	$30,696,086	$38,097,059
MCA income	133,583	223,255	380,159	368,216
Interest and other income	237,737	170,880	679,686	216,100
TOTAL REVENUE	11,667,586	20,777,482	31,755,931	38,681,375

EXPENSES
Interest expense	12,246,025	9,764,657	25,490,241	18,913,811
Employee compensation and benefits	3,741,299	3,071,507	6,904,360	5,537,705
Legal and professional fees	1,330,589	1,304,353	2,276,937	2,510,481
Provision for MCA advances	878,000	300,000	878,000	400,000
Other expenses	2,883,098	2,032,685	5,663,420	4,344,845
TOTAL EXPENSES	21,079,011	16,473,202	41,212,958	31,706,842

INCOME (LOSS) BEFORE INCOME TAXES	(9,411,425)	4,304,280	(9,457,027)	6,974,533
INCOME TAX EXPENSE (BENEFIT)	(3,717,174)	1,822,030	(3,717,674)	2,906,747

NET INCOME (LOSS)	(5,694,251)	2,482,250	(5,739,353)	4,067,786

Preferred stock dividends	2,031,097	600,924	3,898,857	1,112,155
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(7,725,348)	$1,881,326	$(9,638,210)	$2,955,631
NET INCOME (LOSS) PER SHARE
Basic	$(1.34)	$0.32	$(1.69)	$0.50
Diluted	$(1.34)	$0.30	$(1.69)	$0.49

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,777,724	5,967,098	5,710,909	5,954,944
Diluted	5,777,724	8,017,349	5,710,909	8,002,335

 The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,694,251)	$2,482,250	$(5,739,353)	$4,067,786
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Change in fair value of life insurance policies	(15,235,502)	(21,241,376)	(29,119,335)	(32,772,929)
Amortization of deferred financing and issuance costs	1,497,948	2,527,974	4,164,151	3,312,162
Deferred income taxes	(3,717,174)	1,851,018	(3,717,674)	2,906,747
Preferred stock dividends payable	363,959	166,472	700,748	330,049
(Increase) decrease in operating assets:
Life insurance policy benefits receivable	2,005,000	9,083,817	(1,625,000)	(6,829,022)
Other assets	(557,988)	(1,210,892)	868,330	(1,037,466)
Increase (decrease) in operating liabilities:
Due to related party	(1,970)	(1,814,173)	(9,785)	(101,781)
Accounts payable and other accrued expenses	1,038,855	(775,213)	2,256,087	1,192,756
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(20,301,123)	(8,930,123)	(32,221,831)	(28,931,698)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	(19,432,338)	(24,373,714)	(42,121,671)	(48,700,036)
Carrying value of matured life insurance policies	3,014,834	1,691,764	5,383,808	6,302,243
Investment in Secured MCA advances	(39,671)	(1,293,829)	(39,671)	(5,647,414)
Proceeds from Secured MCA advances	653,315	907,649	1,423,702	1,025,792
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(15,803,860)	(23,068,130)	(35,353,832)	(47,019,415)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on (repayments of) Senior Credit Facilities	(3,845,037)	(3,000,000)	(7,099,537)	17,000,000
Payments for issuance of senior debt	(1,076,118)	-	(1,190,412)	-
Payments for redemption of Series I Secured Notes	(4,348,372)	(485,350)	(9,798,261)	(5,722,743)
Proceeds from issuance of L Bonds	31,875,811	36,757,771	56,744,470	71,126,660
Payments for issuance and redemption of L Bonds	(15,025,566)	(11,753,782)	(39,197,163)	(22,663,475)
Transfer from (payments to) restricted cash	1,931,958	8,667,826	(8,333,035)	(8,818,894)
Issuance (repurchase) of common stock	4	166,125	(1,603,556)	212,670
Proceeds from issuance of preferred stock	34,301,747	9,472,673	61,480,941	10,501,209
Payment for issuance and redemption of preferred stock	(3,318,211)	(845,361)	(5,722,437)	(1,617,914)
Payment of preferred stock dividends	(2,031,097)	(600,924)	(3,898,857)	(1,112,155)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	38,465,119	38,378,978	41,382,153	58,905,358

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,360,136	6,380,725	(26,193,510)	(17,045,755)

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	49,933,336	10,998,625	78,486,982	34,425,105
END OF PERIOD	$52,293,472	$17,379,350	$52,293,472	$17,379,350

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

 GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$14,323,000	$10,294,000	$26,548,000	$16,399,000
Premiums paid	$11,646,000	$8,995,000	$22,606,000	$17,441,000
Stock-based compensation	$89,000	$41,000	$406,000	$50,000
NON-CASH INVESTING AND FINANCING ACTIVITIES
Series I Secured Notes:
Conversion of accrued interest and commissions payable to principal	$-	$142,000	$-	$187,000
L Bonds:
Conversion of accrued interest and commissions payable to principal	$397,000	$370,000	$905,000	$661,000
Series A Preferred Stock:
Issuance of Series A Preferred Stock in lieu of cash dividends	$166,000	$171,000	$337,000	$339,000
Investment in life insurance policies included in accounts payable	$1,296,000	$780,000	$1,296,000	$780,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

 GWG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Preferred Stock	Preferred	Common	Common Stock	Additional Paid-in	Accumulated	Total
	Shares	Stock	Shares	(par)	Capital	Deficit	Equity

Balance, December 31, 2015	2,781,735	$20,784,841	5,941,790	$5,942	$14,563,834	$(19,209,203)	$16,145,414

Net income (loss)	-	-	-	-	-	391,909	391,909

Issuance of common stock	-	-	36,450	36	244,149	-	244,185

Redemption of Series A Preferred Stock	(239,749)	(1,788,451)	1,950	2	19,498	-	(1,768,951)

Issuance of Series A Preferred Stock	98,535	704,743	-	-	-	-	704,743

Issuance of Redeemable Preferred Stock	59,183	59,025,164			(4,133,525)		54,891,639

Preferred stock dividends					(3,537,288)		(3,537,288)

Issuance of stock options	-	-	-	-	226,847	-	226,847
Balance, December 31, 2016	2,699,704	$78,726,297	5,980,190	$5,980	$7,383,515	$(18,817,294)	$67,298,498

Net income (loss)	-	-	-	-	-	(5,739,353)	(5,739,353)

Redemption of common stock	-	-	(200,445)	(200)	(1,603,360)	-	(1,603,560)

Redemption of Series A Preferred Stock	(17,033)	(126,997)	3,810	4	-	-	(126,993)

Issuance of Series A Preferred Stock	48,175	210,230			-		210,230

Issuance of Redeemable Preferred Stock and Series 2 Redeemable Preferred Stock, net of costs	63,041	60,247,764			(2,017,487)		58,230,277

Redemption of Redeemable Preferred Stock and Series 2 Redeemable Preferred Stock	(561)	(561,277)					(561,277)

Preferred stock dividends*		(122,323)			(3,776,534)		(3,898,857)

Issuance of stock options		66,408			13,866		80,274
Balance, June 30, 2017	2,793,326	$138,440,102	5,783,555	$5,784	$-	$(24,556,647)	$113,889,239

*Preferred stock dividends were paid from additional paid-in capital until the latter was exhausted in the second quarter of 2017. Subsequent dividends were charged against the carrying values of the respective series of the Company’s preferred stock resulting in a difference between the Company’s preferred stock book balances and liquidation preference of the respective series of preferred stock.

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

On December 7, 2015, GWG Holdings formed a wholly owned subsidiary, GWG MCA, LLC. On January 13, 2016, GWG MCA, LLC was converted to a corporation and became GWG MCA Capital, Inc. GWG MCA Capital, Inc. (“GWG MCA”) was formed to provide cash advances to small businesses.

On August 25, 2016, GWG Holdings formed a wholly owned subsidiary, Actüa Life & Annuity Ltd. (“Actüa”), to engage in various life insurance related businesses and activities related to its exclusive license for “DNA Methylation Based Predictor of Mortality” technology.

Use of Estimates – The preparation of our consolidated financial statements in conformity with GAAP requires management to make significant estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue during the reporting period. We regularly evaluate estimates and assumptions, which are based on current facts, historical experience, management’s judgment, and various other factors that we believe to be reasonable under the circumstances. Our actual results may differ materially and adversely from our estimates. The most significant estimates with regard to these consolidated financial statements relate to (1) the determination of the assumptions used in estimating the fair value of our investments in life insurance policies, and (2) the value of our deferred tax assets and liabilities.

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

Life Insurance Policies – Accounting Standards Codification 325-30, Investments in Insurance Contracts (“ASC 325-30”), permits a reporting entity to account for its investments in life insurance policies using either the investment method or the fair value method. We elected to use the fair value method to account for our life insurance policies. We initially record our purchase of life insurance policies at the transaction price, which is the amount paid for the policy, inclusive of all external fees and costs associated with the acquisition. At each subsequent reporting period, we re-measure the investment at fair value in its entirety and recognize the change in fair value as unrealized gain (revenue) in the current period, net of premiums paid.

In a case where our acquisition of a policy is not complete as of a reporting date, but we have nonetheless advanced direct costs and deposits for the acquisition, those costs and deposits are recorded as “other assets” on our balance sheet until the acquisition is complete and we have secured title to the policy. On June 30, 2017 and December 31, 2016, a total of $339,000 and $42,000, respectively, of our “other assets” comprised direct costs and deposits that we had advanced for policy acquisitions.

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

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Other Assets – Actüa is engaged in various life insurance related businesses and activities related to its exclusive license for the “DNA Methylation Based Predictor of Mortality” technology for the life insurance industry. The cost of entering into this license agreement is listed as “other assets.”

Stock-Based Compensation – We measure and recognize compensation expense for all stock-based payments at fair value over the requisite service period. We use the Black-Scholes option pricing model to determine the weighted-average fair value of options. For restricted stock grants, fair value is determined as of the closing price of our common stock on the date of grant. Stock-based compensation expense is recorded in general and administrative expenses based on the classification of the employee or vendor. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as by assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

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

Deferred Financing and Issuance Costs – Loans advanced to us under our senior credit facilities, as described in Notes 5 and 6, are reported net of financing costs, including issuance costs, sales commissions and other direct expenses, which are amortized using the straight-line method over the term of the facility.  The Series I Secured Notes and L Bonds, as respectively described in Notes 7 and 8, are reported net of financing costs, which are amortized using the interest method over the term of those borrowings. The Series A Convertible Preferred Stock (“Series A”), as described in Note 9, is reported net of financing costs (including the fair value of warrants issued), all of which were fully amortized using the interest method as of June 30, 2017. Selling and issuance costs of Redeemable Preferred Stock (“RPS”) and Series 2 Redeemable Preferred Stock (“RPS 2”), described in Notes 10 and 11, are netted against additional paid-in-capital and against the principal balance of the preferred stock.

Earnings (loss) per Share – Basic earnings (loss) per share attributable to common shareholders are calculated using the weighted-average number of shares outstanding during the reported period. Diluted earnings (loss) per share are calculated based on the potential dilutive impact of our Series A, RPS, RPS 2, warrants and stock options. Due to our net loss for the three and six months ended June 30, 2017, there are no dilutive securities.

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

On February 25, 2016, the FASB issued Accounting Standards Update 2016-02 Leases (“ASU 2016-02”). The new guidance is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 provides more transparency and comparability in the financial statements of lessees by recognizing all leases with a term greater than twelve months on the balance sheet. Lessees will also be required to disclose key information about their leases. Early adoption is permitted. We are currently evaluating the impact of the adoption of this pronouncement and have not yet adopted ASU 2016-02 as of June 30, 2017.

In March 2016, the FASB issued Accounting Standards Update 2016-09 (“ASU 2016-09”) to simplify the accounting for stock compensation related to the following items: income tax accounting, award classification, estimation of forfeitures, and cash flow presentation. The new guidance is effective for fiscal years beginning after December 15, 2016. We are currently in the process of adopting this pronouncement.

(2)	Restrictions on Cash

Under the terms of our senior credit facilities (discussed in Notes 5 and 6), we are required to maintain collection and escrow accounts that are used to fund the acquisition of policies, pay annual policy premiums, pay interest and other charges under the facility, and collect policy benefits. The agents for the lenders authorize disbursements from these accounts. At June 30, 2017 and December 31, 2016, there was a balance of $46,160,000, and $37,827,000, respectively, in these restricted cash accounts.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(3)	Investment in Life Insurance Policies

Life insurance policies are valued based on unobservable inputs that are significant to their overall fair value. Changes in the fair value of these policies are recorded as gain or loss on life insurance policies, net of premiums paid on those policies, in our consolidated statements of operations. Fair value is determined on a discounted cash flow basis that incorporates life expectancy assumptions generally derived from reports obtained from widely accepted life expectancy providers, other than insured lives covered under small face amount policies (i.e., $1 million in face value benefits or less), assumptions relating to cost-of-insurance (premium) rates and other assumptions. The discount rate we apply incorporates current information about discount rates applied by other reporting companies owning portfolios of life insurance policies, the discount rates observed in the life insurance secondary market, market interest rates, the credit exposure to the insurance companies that issued the life insurance policies and management’s estimate of the risk premium a purchaser would require to receive the future cash flows derived from our portfolio as a whole. Management has discretion regarding the combination of these and other factors when determining the discount rate. As a result of management’s analysis, a discount rate of 10.81% was applied to our portfolio as of June 30, 2017 as compared to 10.96% as of December 31, 2016.

A summary of our policies, organized according to their estimated life expectancy dates as of the reporting date, is as follows:

	As of June 30, 2017			As of December 31, 2016
Years Ending December 31,	Number of Policies	Estimated Fair Value	Face Value	Number of Policies	Estimated Fair Value	Face Value
2017	4	$3,044,000	$3,375,000	11	$14,837,000	$16,939,000
2018	11	16,462,000	20,853,000	23	30,830,000	42,564,000
2019	61	64,377,000	92,676,000	55	57,556,000	88,858,000
2020	96	92,535,000	159,203,000	93	85,414,000	159,814,000
2021	85	71,872,000	142,961,000	86	73,825,000	158,744,000
2022	88	80,308,000	184,162,000	66	56,909,000	147,222,000
2023	80	58,506,000	166,527,000	64	44,953,000	128,581,000
Thereafter	368	189,946,000	755,606,000	292	146,868,000	618,953,000
Totals	793	$577,050,000	$1,525,363,000	690	$511,192,000	1,361,675,000

We recognized life insurance benefits of $10,935,000 and $9,829,000 during the three months ended June 30, 2017 and 2016, respectively, related to policies with a carrying value of $3,014,000 and $1,692,000, respectively, and as a result recorded realized gains of $7,920,000 and $8,137,000, respectively. We recognized life insurance benefits of $29,910,000 and $29,067,000 during the six months ended June 30, 2017 and 2016, respectively, related to policies with a carrying value of $5,384,000 and $6,302,000, respectively, and as a result recorded realized gains of $24,526,000 and $22,765,000, respectively.

Reconciliation of gain on life insurance policies:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Change in estimated probabilistic cash flows	$16,446,000	$17,972,000	$32,849,000	$27,425,000
Unrealized gain on acquisitions	8,044,000	9,822,000	18,646,000	17,841,000
Premiums and other annual fees	(11,859,000)	(8,995,000)	(22,949,000)	(17,441,000)
Change in discount rates(1)	4,143,000	629,000	4,143,000	838,000
Change in life expectancy evaluation (2)	(6,662,000)	(1,545,000)	(8,604,000)	(914,000)
Realized gain on maturities	7,920,000	8,137,000	24,526,000	22,765,000
Fair value of matured policies	(6,736,000)	(5,637,000)	(17,915,000)	(12,417,000)
Gain on life insurance policies, net	$11,296,000	$20,383,000	$30,696,000	$38,097,000

(1) The discount rate applied to estimate the fair value of the portfolio of life insurance policies we own was 10.81% as of June 30, 2017, compared to 10.96% as of December 31, 2016 and 11.05% as of June 30, 2016.  The carrying value of policies acquired during each quarterly reporting period is adjusted to current fair value using the fair value discount rate applied to the entire portfolio as of that reporting date.

(2) The change in fair value due to updating independent life expectancy estimates on certain life insurance policies in our portfolio.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

We currently estimate that premium payments and servicing fees required to maintain our current portfolio of life insurance policies in force for the next five years, assuming no mortalities, are as follows:

Years Ending December 31,	Premiums	Servicing	Premiums and Servicing Fees
Six months ending December 31, 2017	$24,455,000	$654,000	$25,109,000
2018	52,611,000	654,000	53,265,000
2019	58,206,000	654,000	58,860,000
2020	65,722,000	654,000	66,376,000
2021	74,105,000	654,000	74,759,000
2022	83,310,000	654,000	83,964,000
	$358,409,000	$3,924,000	$362,333,000

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

Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”) establishes a hierarchical disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is affected by a number of factors, including the type of investment, the characteristics specific to the investment and the state of the marketplace, including the existence and transparency of transactions between market participants. Assets and liabilities with readily available and actively quoted prices, or for which fair value can be measured from actively quoted prices in an orderly market, generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. ASC 820 maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring the use of observable inputs whenever available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect assumptions about how market participants price an asset or liability based on the best available information. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

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

Level 3 Valuation Process

The estimated fair value of our portfolio of life insurance policies is determined on a quarterly basis by our portfolio management committee, taking into consideration changes in discount rate assumptions, estimated premium payments and life expectancy estimate assumptions, as well as any changes in economic and other relevant conditions. The discount rate incorporates current information about discount rates applied by other reporting companies owning portfolios of life insurance policies, the discount rates observed in other competitive purchases in the life insurance secondary market, market interest rates, the credit exposure to the insurance company that issued the life insurance policy and management’s estimate of the risk premium a purchaser would require to receive the future cash flows derived from our portfolio as a whole. Management has discretion regarding the combination of these and other factors when determining the discount rate.

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

The following table reconciles the beginning and ending fair value of our Level 3 investments in our portfolio of life insurance policies for the periods ended June 30, as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Beginning balance	$545,397,000	$387,402,000	$511,192,000	$356,650,000
Purchases	19,432,000	24,869,000	42,122,000	48,700,000
Maturities (initial cost basis)	(3,014,000)	(1,692,000)	(5,384,000)	(6,303,000)
Net change in fair value	15,235,000	21,241,000	29,120,000	32,773,000
Ending balance	$577,050,000	$431,820,000	$577,050,000	$431,820,000

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

The following table summarizes the inputs utilized in estimating the fair value of our portfolio of life insurance policies:

	As of June 30, 2017	As of December 31, 2016
Weighted-average age of insured, years *	81.5	81.6
Weighted-average life expectancy, months *	82.6	83.2
Average face amount per policy	$1,924,000	$1,973,000
Discount rate	10.81%	10.96%

(*) Weighted average by face amount of policy benefits

Life expectancy estimates and market discount rates are, by their nature, inherently uncertain and the effect of changes in estimates may be significant. For example, if the life expectancy estimates were increased or decreased by four and eight months on each outstanding policy, and the discount rates were increased or decreased by 1% and 2%, while all other variables were held constant, the fair value of our investment in life insurance policies would increase or decrease as summarized below:

Change in Fair Value of the Investment in Life Insurance Policies

	Change in life expectancy estimates
	minus 8 months	minus 4 months	plus 4 months	plus 8 months

June 30, 2017	$78,665,000	$39,075,000	$(38,334,000)	$(75,932,000)
December 31, 2016	$69,253,000	$34,601,000	$(33,846,000)	$(67,028,000)

	Change in discount rate
	minus 2%	minus 1%	plus 1%	plus 2%

June 30, 2017	$60,606,488	$29,002,000	$(26,678,000)	$(51,277,000)
December 31, 2016	$53,764,000	$25,728,000	$(23,668,000)	$(45,491,000)

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Other Fair Value Considerations

The carrying value of receivables, prepaid expenses, accounts payable and accrued expenses approximate fair value due to their short-term maturities and low credit risk. Using the income-based valuation approach, the estimated fair value of our Series I Secured Notes and L Bonds, having a combined aggregate face value of $414,666,000 as of June 30, 2017, is approximately $424,793,000 based on a weighted-average market interest rate of 6.60%. The carrying value of the senior credit facilities reflects interest charged at the commercial paper rate or 12-month LIBOR, as applicable, plus an applicable margin. The margin represents our credit risk, and the strength of the portfolio of life insurance policies collateralizing the debt. The overall rate reflects market, and the carrying value of the facility approximates fair value.

GWG MCA participates in the merchant cash advance industry by directly advancing sums to merchants and lending money, on a secured basis, to companies that advance sums to merchants. Each quarter, we review the carrying value of these advances and loans, and determine if an impairment reserve is necessary. At June 30, 2017 one of our secured loans was potentially impaired. The secured loan to Nulook Capital LLC had an outstanding balance of $2,060,000 and a loan loss reserve of $1,478,000 at June 30, 2017. We deem fair value to be the estimated collectible value on each loan or advance made from GWG MCA. Where we estimate the collectible amount to be less than the outstanding balance, we record a reserve for the difference. We recorded an impairment charge of $870,000 for the quarter ended June 30, 2017.

The following table summarizes outstanding warrants related to our Series A offering (see Note 9) and the Company’s initial public offering as of June 30, 2017:

Month issued	Warrants issued	Fair value per share	Risk free rate	Volatility	Term
September 2012	2,500	$0.72	0.31%	40.49%	5 years
September 2014	16,000	$1.26	1.85%	17.03%	5 years
	18,500

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

The amount outstanding under this facility was $0 at both June 30, 2017 and December 31, 2016, respectively. GWG Holdings is a performance guarantor of the various obligations of GWG Life, as servicer, under the Agreement. Obligations under the facility are secured by our pledge of ownership in our life insurance policies to DZ Bank through an arrangement under which Wells Fargo serves as securities intermediary.

The Agreement has certain financial (as described below) and non-financial covenants, and we were in compliance with these covenants at both June 30, 2017 and December 31, 2016.

We have agreed to maintain (i) a positive consolidated net income on a non-GAAP basis (as defined and calculated under the Agreement) for each complete fiscal year, (ii) a tangible net worth on a non-GAAP basis (again, as defined and calculated under the Agreement) of not less than $45 million, and (iii) cash and eligible investments of $15 million or above.

Consolidated non-GAAP net income and non-GAAP tangible net worth for the four quarters ended and as of June 30, 2017, as calculated under the Agreement, was $29,590,000 and $225,661,000, respectively.

No life insurance policies were pledged and no funds were available for additional borrowings under the facility at June 30, 2017 and December 31, 2016.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(6)	Credit Facility – LNV Corporation

On September 14, 2016, we entered into a senior credit facility with LNV Corporation as lender through our subsidiary GWG DLP Funding IV, LLC. The Loan Agreement governing the facility makes available a total of up to $172,300,000 in credit with a maturity date of September 14, 2026. Additional quarterly advances are available under the Loan Agreement at the LIBOR rate as defined in the Loan Agreement. Interest will accrue on amounts borrowed under the Loan Agreement at an annual interest rate, determined as of each date of borrowing or quarterly if there is no borrowing, equal to (A) the greater of 12-month LIBOR or the federal funds rate (as defined in the agreement) plus one-half of one percent per annum, plus (B) 5.75% per annum. The effective rate at June 30, 2017 was 7.59%. Interest payments are made on a quarterly basis.

The amount outstanding under this facility was $155,625,000 at June 30, 2017 and $162,725,000 at December 31, 2016. Obligations under the facility are secured by a security interest in DLP IV’s assets, for the benefit of the lenders under the Loan Agreement, through an arrangement under which Wells Fargo serves as securities intermediary. The life insurance policies owned by DLP IV do not serve as direct collateral for the obligations of GWG Holdings under its L Bonds or Series I Secured Notes. The difference between the outstanding balance as of June 30, 2017 and the carrying amount relates to unamortized debt issuance costs.

The Loan Agreement requires DLP IV to maintain a reserve account in an amount sufficient to pay 12 months of servicing, administrative and third party expenses identified under the Loan Agreement, and 12 months of debt service as calculated under the Loan Agreement. As of June 30, 2017, the amount set aside in this specific reserve account was $27,523,000.

The Loan Agreement has certain financial and nonfinancial covenants, and we were in compliance with these covenants at June 30, 2017 and December 31, 2016.

No funds were available for additional borrowings under the facility at June 30, 2017.

(7)	Series I Secured Notes

Series I Secured Notes (“Series I”) are legal obligations of GWG Life and were privately offered and sold from August 2009 through June 2011. The Series I are secured by the assets of GWG Life and are subordinate to obligations under our senior credit facilities (see Notes 5 and 6). We are party to a Third Amended and Restated Note Issuance and Security Agreement dated November 1, 2011, as amended, under which GWG Life is obligor, GWG Holdings is guarantor, and Lord Securities Corporation serves as trustee of the GWG Life Trust (“Trust”). This agreement contains certain financial and non-financial covenants, and we were in compliance with these covenants at both June 30, 2017 and December 31, 2016.

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

Interest on the Series I is payable monthly, quarterly, annually or at maturity depending on the election of the investor. At June 30, 2017 and December 31, 2016, the weighted-average interest rate of our Series I was 8.72% and 8.68%, respectively. The principal amount of Series I outstanding was $6,815,000 and $16,614,000 at June 30, 2017 and December 31, 2016, respectively. The difference between the amount outstanding on the Series I and the carrying amount on our balance sheet is due to netting of unamortized deferred issuance costs and including redemptions in process. Overall, interest expense includes amortization of deferred financing and issuance costs of $29,000 and $74,000 for the three and six months ended June 30, 2017 and $82,000 and $193,000 for the three and six months ended June 30, 2016. Future expected amortization of deferred financing costs is $134,000 in total over the next five years.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Future contractual maturities of Series I payable, and future amortization of their deferred financing costs, at June 30, 2017 are as follows:

Years Ending December 31,	Contractual Maturities	Amortization of Deferred Financing Costs
Six months ending December 31 ,2017	$749,000	$3,000
2018	2,376,000	25,000
2019	1,024,000	17,000
2020	1,725,000	41,000
2021	941,000	48,000
	$6,815,000	$134,000

(8)	L Bonds

Our L Bonds are legal obligations of GWG Holdings. Obligations under the L Bonds are secured by the assets of GWG Holdings and by GWG Life, as a guarantor, and are subordinate to the obligations under our senior credit facilities (see Notes 5 and 6). We began publicly offering and selling L Bonds in January 2012 under the name “Renewable Secured Debentures.” These debt securities were re-named “L Bonds” in January 2015. L Bonds are publicly offered and sold on a continuous basis under a registration statement permitting us to sell up to $1.0 billion in principal amount of L Bonds. We are party to an indenture governing the L Bonds dated October 19, 2011, as amended (“Indenture”), under which GWG Holdings is obligor, GWG Life is guarantor, and Bank of Utah serves as indenture trustee. The Indenture contains certain financial and non-financial covenants, and we were in compliance with these covenants at June 30, 2017 and December 31, 2016.

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

At June 30, 2017 and December 31, 2016, the weighted-average interest rate of our L Bonds was 7.30% and 7.23%, respectively. The principal amount of L Bonds outstanding was $407,850,000 and $387,067,000 at June 30, 2017 and December 31, 2016, respectively. The difference between the amount of outstanding L Bonds and the carrying amount on our balance sheets is due to netting of unamortized deferred issuance costs, cash receipts for new issuances and payments of redemptions in process. Amortization of deferred issuance costs was $927,000 and $2,856,000 for the three and six months ended June 30, 2017 and $1,721,000 and $3,289,000 for the three and six months ended June 30, 2016. Future expected amortization of deferred financing costs as of June 30, 2017 is $13,539,000 in total over the next seven years.

Future contractual maturities of L Bonds, and future amortization of their deferred financing costs, at June 30, 2017 are as follows:

Years Ending December 31,	Contractual Maturities	Amortization of Deferred Financing Costs
Six months ending December 31, 2017	$47,068,000	$353,000
2018	108,772,000	2,181,000
2019	116,767,000	4,128,000
2020	49,062,000	2,147,000
2021	28,753,000	1,411,000
Thereafter	57,428,000	3,319,000
	$407,850,000	$13,539,000

(9)	Series A Convertible Preferred Stock

From July 2011 through September 2012, we privately offered shares of Series A of GWG Holdings at $7.50 per share. In the offering, we sold an aggregate of 3,278,000 shares for gross consideration of $24,582,000. Holders of Series A are entitled to cumulative dividends at the rate of 10% per annum, paid quarterly. Dividends on the Series A are accumulating and are recorded as a reduction to additional paid-in capital. Under certain circumstances described in the Certificate of Designation for the Series A, additional Series A shares may be issued in lieu of cash dividends at the rate of $7.00 per share.

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

As of June 30, 2017, we issued an aggregate of 521,000 shares of Series A in satisfaction of $3,647,000 in dividends on the Series A, and an aggregate of 696,000 shares of Series A were converted into 522,000 shares of our common stock. As of June 30, 2017, we had 2,672,000 Series A shares outstanding with respect to which we incurred aggregate issuance costs of $2,838,000, all of which is included as a component of additional paid-in capital.

Purchasers of Series A in our offering received warrants to purchase an aggregate of 431,954 shares of our common stock at an exercise price of $12.50 per share. The grant date fair value of these warrants was $428,000. As of June 30, 2017, none of these warrants had been exercised and 413,000 warrants have expired. The weighted-average remaining life of these warrants was 1.94 and 0.56 years at June 30, 2017 and December 31, 2016, respectively.

In September 2014, we completed, at our discretion, a public offering of our common stock and, as a result, the Series A was reclassified from temporary equity to permanent equity. We may redeem Series A shares at a price equal to 110% of their liquidation preference ($7.50 per share) at any time. As of June 30, 2017, we have redeemed an aggregate of 439,000 shares of Series A.

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

As of June 30, 2017, we had sold 99,127 shares of RPS for aggregate gross consideration of $99,127,000, and incurred approximately $7,019,000 of selling costs related to the sale of those shares. On March 31, 2017, we closed the RPS offering to investors.

At the time of its issuance, we determined that the RPS contained two embedded features: (1) optional redemption by the holder and (2) optional conversion by the holder. We determined that each of the embedded features met the definition of a derivative and that the RPS should be considered an equity host for the purposes of assessing the embedded derivatives for potential bifurcation. Based on our assessment under Accounting Standards Codification 470 “Debt” (“ASC 470”) we do not believe bifurcation of either the holder’s redemption or conversion feature is appropriate.

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

The RPS 2 ranks senior to our common stock and pari passu with our Series A and RPS, and entitles its holders to a liquidation preference equal to the stated value per share (i.e., $1,000) plus accrued but unpaid dividends. Holders of RPS 2 may, less an applicable conversion discount, if any, convert their RPS 2 into our common stock at a conversion price equal to the volume-weighted average price of our common stock for the 20 trading days immediately prior to the date of conversion, subject to a minimum conversion price of $12.75 and in an aggregate amount limited to 10% of the stated value of RPS 2 originally purchased by such holder from us and still held by such holder.

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

As of June 30, 2017, we had sold 22,536 shares of RPS 2 for aggregate gross consideration of $22,536,000, and incurred approximately $1,078,000 of selling costs related to the sale of those shares.

At the time of its issuance, we determined that the RPS 2 contained two embedded features: (1) optional redemption by the holder and (2) optional conversion by the holder. We determined that each of the embedded features met the definition of a derivative and that the RPS 2 should be considered an equity host for the purposes of assessing the embedded derivatives for potential bifurcation. Based on our assessment under ASC 470 we do not believe bifurcation of either the holder’s redemption or conversion feature is appropriate.

(12)	Income Taxes

We had a current income tax liability of $0 as of both June 30, 2017 and December 31, 2016. The components of deferred income tax expense (benefit) for the three and six months ended June 30, 2017 and 2016, respectfully, consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Income tax provision (benefit):
Current:
Federal	$(27,000)	$(23,000)	$-	$-
State	$(7,000)	$(6,000)	$-	$-
Total current tax expense (benefit)	(34,000)	(29,000)		-
Deferred:
Federal	$(2,798,000)	$1,397,000	$(2,818,000)	$2,203,000
State	$(885,000)	$454,000	$(900,000)	$704,000
Total deferred tax expense (benefit)	(3,683,000)	1,851,000	(3,718,000)	2,907,000
Total income tax expense (benefit)	(3,717,000)	1,822,000	(3,718,000)	2,907,000

We provide for a valuation allowance when it is not considered “more likely than not” that our deferred tax assets will be realized. At both June 30, 2017 and December 31, 2016, based upon all available evidence, we provided a valuation allowance of $2,164,000 against deferred tax assets related to the likelihood of recovering the tax benefit of a capital loss on a note receivable from a related entity and other capital losses.

The Company is engaged in acquiring of life insurance policies and holding them to maturity. Due to the nature of holding policies and the aging of the underlying insureds, it will be more likely than not that the Company will recognize taxable income as the policies in our portfolio start maturing at an accelerated rate in the near future. Due to this we believe that sufficient taxable income will be recognized during the net operating loss carryover period to utilize the reported deferred tax asset, and that no additional valuation allowance, other than that already recorded, is required.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Accounting Standards Codification 740, Income Taxes (“ASC 740”) requires the reporting of certain tax positions that do not meet a threshold of “more likely than not” to be recorded as uncertain tax benefits. It is management’s responsibility to determine whether it is “more likely than not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation, based upon the technical merits of the position. Management has reviewed all income tax positions taken or expected to be taken for all open years and determined that the income tax positions are appropriately stated and supported. We do not anticipate that the total unrecognized tax benefits will significantly change prior to June 30, 2017.

Under our accounting policies, interest and penalties on unrecognized tax benefits, as well as interest received from favorable tax settlements, are recognized as components of income tax expense. At June 30, 2017 and December 31, 2016, we recorded no accrued interest or penalties related to uncertain tax positions.

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

We adopted our 2013 Stock Incentive Plan in March 2013. The Compensation Committee of our Board of Directors is responsible for the administration of the plan. Participants under the plan may be granted incentive stock options and non-statutory stock options; stock appreciation rights; stock awards; restricted stock; restricted stock units; and performance shares. Eligible participants include officers and employees of GWG Holdings and its subsidiaries, members of our Board of Directors, and consultants. As of June 30, 2017, 3,000,000 common stock options are issuable under the plan.

Stock Options

Through June 30, 2017, we had issued stock options for 1,532,000 shares of common stock to employees, officers, and directors under the plan. Options for 740,000 shares have vested, and the remaining options are scheduled to vest over three years. The options were issued with an exercise price between $6.35 and $10.38 for those beneficially owning more than 10% of our common stock, and between $4.83 and $10.76 for all others, which is equal to the estimated market price of the shares on the date of grant. The expected annualized volatility used in the Black-Scholes model valuation of options issued during the period was 20.0%. The annual volatility rate is based on the standard deviation of the average continuously compounded rate of return of five selected comparable companies over the previous 52 weeks. A forfeiture rate of 15% is based on historical information and expected future trend. As of June 30, 2017, stock options for 679,000 shares had been forfeited and stock options for 70,000 shares had been exercised.

On April 17, 2017, GWG Holdings, Inc. entered into a Separation Agreement with Mr. Jon Gangelhoff. Under this agreement, Mr. Gangelhoff retired and resigned his position as Chief Operating Officer. In addition, all of Mr. Gangelhoff’s unvested outstanding common stock options at the time of his separation were vested under the Separation Agreement.

Outstanding stock options:

	Vested	Un-vested	Total
Balance as of December 31, 2015	483,703	569,912	1,053,615
Granted during the year	22,500	608,350	630,850
Vested during the year	251,788	(251,788)	-
Exercised during the year
Forfeited during the year	(19,926)	(82,140)	(102,066)
Balance as of December 31, 2016	738,065	844,334	1,582,399
Granted year-to-date	20,100	213,300	233,400
Vested year-to-date	165,783	(165,783)	-
Exercised year-to-date	(42,000)	-	(42,000)
Forfeited year-to-date	(142,119)	(99,415)	(241,534)
Balance as of June 30, 2017	739,829	792,436	1,532,265

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Compensation expense related to unvested options not yet recognized is $541,000. We expect to recognize this compensation expense over the next three years ($89,000 in 2017, $217,000 in 2018, $167,000 in 2019, and $68,000 in 2020).

Stock Appreciation Rights (SARs)

As of June 30, 2017, we have issued SARs for 280,472 shares of common stock to employees. The strike price of the SARs was between $7.84 and $10.38, which was equal to the market price of the common stock at the date of issuance. As of June 30, 2017, 114,031 of the SARs were vested. On June 30, 2017 the market price of GWG’s common stock was $10.58.

Outstanding Stock Appreciation Rights:

	Vested	Un-vested	Total
Balance as of December 31, 2015	-	-	-
Granted during the year	106,608	133,127	239,735
Forfeited during the year	-	-	-
Balance as of December 31, 2016	106,608	133,127	239,735
Granted during the year	4,063	36,674	40,737
Vested during the year	3,360	(3,360)
Forfeited during the year	-	-	-
Balance as of June 30, 2017	114,031	166,441	280,472

A liability for the SARs was recorded on June 30, 2017 in the amount of $316,000 and compensation expense was charged for the amount of $312,000.

Upon the exercise of SARs, the Company is obligated to make cash payment equal to the positive difference between the fair market value of the Company’s common stock on the date of exercise less the fair market value of the common stock on the date of grant.

(15)	Net Loss per Common Share

We have outstanding Series A, RPS and RPS 2, as described in Notes 9, 10 and 11. The Series A, RPS and RPS 2 are anti-dilutive to our net loss or income attributable to common shareholders calculation at both June 30, 2017 and 2016. We also issued warrants to purchase common stock in conjunction with the sale of Series A (see Note 9). Both those warrants and our vested stock options are anti-dilutive at both June 30, 2017 and 2016 and have not been included in the fully diluted net loss per common share calculation.

(16)	Commitments

We are party to an office lease with U.S. Bank National Association as the landlord. On September 1, 2015, we entered into an amendment to our original lease that expanded the leased space to 17,687 square feet and extended the term through 2025. Under the amended lease we are obligated to pay base rent plus common area maintenance and a share of building operating costs. Rent expenses under this agreement were $110,000 and $223,000 during the three and six months ended June 30, 2017 and $123,000 and $232,000 for the three and six months ended June 30, 2016.

Minimum lease payments under the amended lease are as follows:

Six months ending December 31, 2017	$90,000
2018	185,000
2019	191,000
2020	198,000
2021	204,000
2022	210,000
2023	217,000
2024	223,000
2025	230,000
$1,748,000

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

We are publicly offering and selling L Bonds under a registration statement declared effective by the SEC, as described in Note 8. Our obligations under the L Bonds are secured by substantially all the assets of GWG Holdings, a pledge of all our common stock held individually by our largest stockholders, and by a guarantee and corresponding grant of a security interest in substantially all the assets of GWG Life. As a guarantor, GWG Life has fully and unconditionally guaranteed the payment of principal and interest on the L Bonds. Substantially all of our life insurance policies are held by DLP III, DLP IV and the Trust. GWG Life’s equity in DLP III and DLP IV serve as collateral for our L Bond obligations. The policies held by DLP III and DLP IV are not collateral for the L Bond obligations as such policies serve as direct collateral for the senior credit facilities.

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

The following represents consolidating financial information as of June 30, 2017 and December 31, 2016, with respect to the financial position, and for the three and six months ended June 30, 2017 and 2016, with respect to results of operations and cash flows of GWG Holdings and its subsidiaries. The parent column presents the financial information of GWG Holdings, the primary obligor for the L Bonds. The guarantor subsidiary column represents the financial information of GWG Life, the guarantor subsidiary of the L Bonds, presenting its investment in DLP III, DLP IV and the Trust under the equity method. The non-guarantor subsidiaries column presents the financial information of all non-guarantor subsidiaries, including DLP III, DLP IV and the Trust.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Balance Sheets

June 30, 2017	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

A S S E T S

Cash and cash equivalents	$49,632,850	$1,451,260	$1,209,362	$-	$52,293,472
Restricted cash	-	4,454,226	41,705,405	-	46,159,631
Investment in life insurance policies, at fair value	-	41,720,141	535,329,411	-	577,049,552
Secured MCA advances	-	-	3,525,381	-	3,525,381
Life insurance policy benefits receivable	-	-	6,970,000	-	6,970,000
Deferred taxes, net	1,620,303	-	-	-	1,620,303
Other assets	3,030,391	1,435,297	352,461	(942,339)	3,875,810
Investment in subsidiaries	473,239,085	429,798,593	-	(903,037,678)	-

TOTAL ASSETS	$527,522,629	$478,859,517	$589,092,020	$(903,980,017)	$691,494,149

L I A B I L I T I E S & S T O C K H O L D E R S’ E Q U I T Y

LIABILITIES
Senior credit facilities	$-	$(1,076,118)	$150,084,944	$-	$149,008,826
Series I Secured Notes	-	6,680,961	-	-	6,680,961
L Bonds	400,832,308	-	-	-	400,832,308
Accounts payable	1,166,827	1,377,121	1,616,149	-	4,160,097
Interest and dividends payable	10,312,340	1,087,782	2,995,669	(8,747)	14,387,044
Other accrued expenses	1,321,915	990,255	1,157,096	(933,592)	2,535,674
TOTAL LIABILITIES	413,633,390	9,060,001	155,853,858	(942,339)	577,604,910

STOCKHOLDERS’ EQUITY
Member’s capital	-	469,799,516	433,238,162	(903,037,678)	-
Convertible preferred stock	19,732,262	-	-	-	19,732,262
Redeemable preferred stock and Series 2 redeemable preferred stock	118,707,840	-	-	-	118,707,840
Common stock	5,784	-	-	-	5,784
Accumulated deficit	(24,556,647)	-	-	-	(24,556,647)
TOTAL STOCKHOLDERS’ EQUITY	113,889,239	469,799,516	433,238,162	(903,037,678)	113,889,239

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$527,522,629	$478,859,517	$589,092,020	$(903,980,017)	$691,494,149

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

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Operations

For the three months ended June 30, 2017	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Policy servicing income	$-	$133,250	$-	$(133,250)	$-
Gain on life insurance policies, net	-	201,685	11,094,581	-	11,296,266
MCA income	-	-	133,583	-	133,583
Interest and other income	69,221	30,134	164,558	(26,176)	237,737
TOTAL REVENUE	69,221	365,069	11,392,722	(159,426)	11,667,586

EXPENSES
Policy servicing fees	-	-	133,250	(133,250)	-
Interest expense	8,325,874	391,061	3,555,266	(26,176)	12,246,025
Employee compensation and benefits	2,109,562	1,529,188	102,549	-	3,741,299
Legal and professional fees	284,756	179,461	866,372	-	1,330,589
Provision for MCA advances	-	-	878,000	-	878,000
Other expenses	1,885,146	650,320	347,632	-	2,883,098
TOTAL EXPENSES	12,605,338	2,750,030	5,883,069	(159,426)	21,079,011

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(12,536,117)	(2,384,961)	5,509,653	-	(9,411,425)

EQUITY IN INCOME OF SUBSIDIARIES	3,124,692	7,241,779	-	(10,366,471)	-

INCOME (LOSS) BEFORE INCOME TAXES	(9,411,425)	4,856,818	5,509,653	(10,366,471)	(9,411,425)

INCOME TAX BENEFIT	(3,717,174)	-	-	-	(3,717,174)
NET INCOME (LOSS)	(5,694,251)	4,856,818	5,509,653	(10,366,471)	(5,694,251)
Preferred stock dividends	2,031,097	-	-	-	2,031,097
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(7,725,348)	$4,856,818	$5,509,653	$(10,366,471)	$(7,725,348)

For the three months ended June 30, 2016	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Policy servicing income	$-	$-	$-	$-	$-
Gain on life insurance policies, net	-	-	20,383,347	-	20,383,347
MCA income	-	-	223,255	-	223,255
Interest and other income	71,222	706	157,927	(58,975)	170,880
TOTAL REVENUE	71,222	706	20,764,529	(58,975)	20,777,482

EXPENSES
Policy servicing fees	-	-	-	-	-
Interest expense	7,530,444	644,735	1,648,452	(58,975)	9,764,656
Employee compensation and benefits	1,638,893	1,283,968	148,646	-	3,071,507
Legal and professional fees	783,596	476,505	44,252	-	1,304,353
Other expenses	1,519,349	425,354	387,982	-	2,332,685
TOTAL EXPENSES	11,472,282	2,830,562	2,229,332	(58,975)	16,473,201

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(11,401,060)	(2,829,856)	18,535,197	-	4,304,281

EQUITY IN INCOME OF SUBSIDIARIES	15,705,341	18,835,036	-	(34,540,377)	-

INCOME BEFORE INCOME TAXES	4,304,281	16,005,180	18,535,197	(34,540,377)	4,340,281

INCOME TAX EXPENSE	1,822,030	-	-	-	1,822,030
NET INCOME	2,482,250	16,005,180	18,535,197	(34,540,377)	2,482,250
Preferred stock dividends	600,924	-	-	-	600,924
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1,881,326	$16,005,180	$18,535,197	$(34,540,377)	$1,881,326

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Operations (continued)

For the six months ended June 30, 2017	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Policy servicing income	$-	$186,275	$-	$(186,275)	$-
Gain on life insurance policies, net	-	1,701,012	28,995,074	-	30,696,086
MCA income	-	-	380,159	-	380,159
Interest and other income	154,228	49,010	543,643	(67,195)	679,686
TOTAL REVENUE	154,228	1,936,297	29,918,876	(253,470)	31,755,931

EXPENSES
Policy servicing fees	-	-	186,275	(186,275)	-
Interest expense	17,587,908	677,415	7,292,113	(67,195)	25,490,241
Employee compensation and benefits	4,038,357	2,750,770	115,232	-	6,904,359
Legal and professional fees	777,571	440,549	1,058,817	-	2,276,937
Provision for MCA advances	-	-	878,000	-	878,000
Other expenses	3,548,149	1,533,051	582,221	-	5,663,421
TOTAL EXPENSES	25,951,985	5,401,785	10,112,658	(253,470)	41,212,958

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(25,797,757)	(3,465,488)	19,806,218	-	(9,457,027)

EQUITY IN INCOME OF SUBSIDIARIES	16,340,730	21,305,986	-	(37,646,716)	-

INCOME (LOSS) BEFORE INCOME TAXES	(9,457,027)	17,840,498	19,806,218	(37,646,716)	(9,457,027)

INCOME TAX BENEFIT	(3,717,674)	-	-	-	(3,717,674)
NET INCOME (LOSS)	(5,739,353)	17,840,498	19,806,218	(37,646,716)	(5,739,353)
Preferred stock dividends	(3,898,857)	-	-	-	(3,898,857)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(9,638,210)	$17,840,498	$19,806,218	$(37,646,716)	$(9,638,210)

For the six months ended June 30, 2016	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Policy servicing income	$-	$13,417	$-	$(13,417)	$-
Gain on life insurance policies, net	-	-	38,097,059	-	38,097,059
MCA income	-	-	368,216	-	368,216
Interest and other income	106,019	1,012	198,946	(89,877)	216,100
TOTAL REVENUE	106,019	14,429	38,664,221	(103,294)	38,681,375

EXPENSES
Policy servicing fees	-	-	13,417	(13,417)	-
Interest expense	14,618,037	1,301,971	3,083,680	(89,877)	18,913,811
Employee compensation and benefits	3,175,323	2,113,049	249,333	-	5,537,705
Legal and professional fees	1,378,335	1,011,155	120,991	-	2,510,481
Other expenses	2,777,326	1,394,028	573,491	-	4,744,845
TOTAL EXPENSES	21,949,021	5,820,203	4,040,912	(103,294)	31,706,842

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(21,843,002)	(5,805,774)	34,623,309	-	6,974,533

EQUITY IN INCOME OF SUBSIDIARIES	28,817,535	35,136,402	-	(63,953,937)	-

INCOME BEFORE INCOME TAXES	6,974,533	29,330,628	34,623,309	(63,953,937)	6,974,533

INCOME TAX EXPENSE	2,906,747	-	-	-	2,906,747
NET INCOME	4,067,786	29,330,628	34,623,309	(63,953,937)	4,067,786
Preferred stock dividends	(1,112,155)	-	-	-	(1,112,155)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$2,955,631	$29,330,628	$34,623,309	$(63,953,937)	$2,955,631

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Cash Flows

For the three months ended June 30, 2017	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,694,251)	$4,856,818	$5,509,653	$(10,366,471)	$(5,694,251)
Adjustments to reconcile net income to net cash flows from operating activities:
Equity of subsidiaries	(3,124,692)	(7,241,779)	-	10,366,471	-
Change in fair value of life insurance policies	-	(134,399)	(15,101,103)	-	(15,235,502)
Amortization of deferred financing and issuance costs	926,816	28,964	542,168	-	1,497,948
Deferred income taxes	(3,717,174)	-	-	-	(3,717,174)
Preferred stock dividends payable	363,959	-	-	-	363,959
(Increase) decrease in operating assets:
Life insurance policy benefits receivable	-	600,000	1,405,000	-	2,005,000
Other assets	(32,646,205)	(23,493,280)	(297,040)	55,878,537	(557,988)
Increase (decrease) in operating liabilities:
Due to related party	398,030	-	(400,000)	-	(1,970)
Accounts payable and accrued expenses	1,213,002	(1,405,114)	1,230,967	-	1,038,855
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(42,280,515)	(26,788,790)	(7,110,355)	55,878,537	(20,301,123)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	-	-	(19,432,338)	-	(19,432,338)
Carrying value of matured life insurance policies	-	256,152	2,758,682	-	3,014,834
Investment in Secured MCA advances	-	-	(39,671)	-	(39,671)
Proceeds from Secured MCA advances	-	-	653,315	-	653,315
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	256,152	(16,060,012)	-	(15,803,860)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on senior credit facilities	-	-	(3,845,037)	-	(3,845,037)
Payments for issuance of senior debt	-	(1,076,118)	-	-	(1,076,118)
Payments for redemption of Series I Secured Notes	-	(4,348,372)	-	-	(4,348,372)
Proceeds from issuance of L Bonds	31,875,811	-	-	-	31,875,811
Payments for issuance and redemption of L Bonds	(15,025,566)	-	-	-	(15,025,566)
Payments to restricted cash	-	(893,893)	2,825,851	-	1,931,958
Issuance of member capital	-	31,450,843	24,427,694	(55,878,537)	-
Issuance of common stock	4	-	-	-	4
Proceeds from issuance of preferred stock	34,301,747	-	-	-	34,301,747
Payments for issuance and redemption of preferred stock	(3,318,211)	-	-	-	(3,318,211)
Payments of preferred stock dividends	(2,031,097)	-	-	-	(2,031,097)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	45,802,688	25,132,460	23,408,508	(55,878,537)	38,465,119

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,522,173	(1,400,178)	238,141		2,360,136

CASH AND CASH EQUIVALENTS
BEGINNING OF THE PERIOD	46,110,677	2,851,438	971,221	-	49,933,336

END OF THE PERIOD	$49,632,850	$1,451,260	$1,209,362	$-	$52,293,472

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Consolidating Statements of Cash Flows (continued)

For the three months ended June 30, 2016	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,482,250	$16,005,180	$18,535,197	$(34,540,377)	$2,482,250
Adjustments to reconcile net loss to net cash flows from operating activities:
Equity of subsidiaries	(15,705,341)	(18,835,036)	-	34,540,377	-
Change in fair value of life insurance policies	-	-	(21,241,376)	-	(21,241,376)
Amortization of deferred financing and issuance costs	2,261,032	(282,257)	549,199	-	2,527,974
Deferred income taxes	1,851,018	-	-	-	1,851,018
Preferred stock dividends payable	166,472	-	-	-	166,472
(Increase) decrease in operating assets:
Life insurance policy benefits receivable	-	-	9,083,817	-	9,083,817
Other assets	(21,796,633)	(12,903,506)	-	33,489,247	(1,210,892)
Increase (decrease) in operating liabilities:
Due to related party	(71,975)	17,802	(1,760,000)	-	(1,814,173)
Accounts payable and other accrued expenses	1,458,476	130,596	(2,364,285)	-	(775,213)
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(29,354,701)	(15,867,221)	2,802,552	33,489,247	(8,930,123)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	-	-	(24,373,714)	-	(24,373,714)
Carrying value of matured life insurance policies	-	-	1,691,764	-	1,691,764
Investment in Secured MCA advances	-	-	(1,293,829)		(1,293,829)
Proceeds from Secured MCA advances	-	-	907,649	-	907,649
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(23,068,130)	-	(23,068,130)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayment of senior credit facilities	-	-	(3,000,000)		(3,000,000)
Payments for redemption of Series I Secured Notes	-	(485,350)	-	-	(485,350)
Proceeds from issuance of L Bonds	36,757,771	-	-	-	36,757,771
Payments for issuance and redemption of L Bonds	(11,753,782)	-	-	-	(11,753,782)
Payments to restricted cash	-	(116,672)	8,784,498	-	8,667,826
Issuance of member capital	-	18,951,362	14,537,885	(33,489,247)	-
Issuance of common stock	166,125	-	-	-	166,125
Proceeds from issuance of preferred stock	9,401,118	-	71,555	-	9,472,673
Payments for issuance and redemption of preferred stock	(838,021)	-	(7,340)	-	(845,361)
Payments of preferred stock dividends	(600,924)	-	-	-	(600,924)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	33,132,287	18,349,340	20,386,598	(33,489,247)	38,378,978

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,777,586	2,482,119	121,020	-	6,380,725

CASH AND CASH EQUIVALENTS
BEGINNING OF THE PERIOD	6,274,035	4,340,365	384,225	-	10,998,625

END OF THE PERIOD	$10,051,621	$6,822,484	$505,245	$-	$17,379,350

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Consolidating Statements of Cash Flows (continued)

For the six months ended June 30, 2017	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,739,353)	$17,840,498	$19,806,218	$(37,646,716)	$(5,739,353)
Adjustments to reconcile net loss to net cash flows from operating activities:
Equity of subsidiaries	(16,340,730)	(21,305,986)	-	37,646,716	-
Change in fair value of life insurance policies	-	(1,193,821)	(27,925,514)	-	(29,119,335)
Amortization of deferred financing and issuance costs	2,855,809	74,384	1,233,958	-	4,164,151
Deferred income taxes	(3,717,674)	-	-	-	(3,717,674)
Preferred stock dividends payable	700,748	-	-	-	700,748
(Increase) decrease in operating assets:
Life insurance policy benefits receivable	-	-	(1,625,000)	-	(1,625,000)
Other assets	(27,138,260)	(55,534,365)	458,179	83,082,776	868,330
Increase (decrease) in operating liabilities:
Due to related party	1,089,895	320	(1,100,000)	-	(9,785)
Accounts payable and other accrued expenses	1,637,970	(1,563,846)	2,181,963	-	2,256,087
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(46,651,595)	(61,682,816)	(6,970,196)	83,082,776	(32,221,831)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	-	-	(42,121,671)	-	(42,121,671)
Carrying value of matured life insurance policies	-	751,576	4,632,232	-	5,383,808
Investment in Secured MCA advances	-	-	(39,671)	-	(39,671)
Proceeds from Secured MCA advances	-	-	1,423,702	-	1,423,702
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	751,576	(36,105,408)	-	(35,353,832)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayment of senior credit facilities	-	-	(7,099,537)	-	(7,099,537)
Payments for issuance of senior debt		(1,076,118)	(114,294)	-	(1,190,412)
Payments for redemption of Series I Secured Notes	-	(9,798,261)	-	-	(9,798,261)
Proceeds from issuance of L Bonds	56,744,470	-	-	-	56,744,470
Payments for issuance and redemption of L Bonds	(39,197,163)	-	-	-	(39,197,163)
Payments to restricted cash	-	(2,336,577)	(5,996,458)	-	(8,333,035)
Issuance of member capital	-	26,232,504	56,850,272	(83,082,776)	-
Payments for issuance and redemption of common stock	(1,603,556)	-	-	-	(1,603,556)
Proceeds from issuance of preferred stock	61,480,941	-	-	-	61,480,941
Payments for issuance and redemption of preferred stock	(5,722,437)	-	-	-	(5,722,437)
Payments of preferred stock dividends	(3,898,857)	-	-	-	(3,898,857)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	67,803,398	13,021,548	43,639,983	(83,082,776)	41,382,153

NET INCREASE IN CASH AND CASH EQUIVALENTS	21,151,803	(47,909,692)	564,379	-	(26,193,510)

CASH AND CASH EQUIVALENTS
BEGINNING OF THE PERIOD	28,481,047	49,360,952	644,983	-	78,486,982

END OF THE PERIOD	$49,632,850	$1,451,260	$1,209,362	$-	$52,293,472

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Consolidating Statements of Cash Flows (continued)

For the six months ended June 30, 2016	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,067,786	$29,330,628	$34,623,309	$(63,953,937)	$4,067,786
Adjustments to reconcile net income to net cash flows from operating activities:
Equity of subsidiaries	(28,817,535)	(35,136,402)	-	63,953,937	-
Change in fair value of life insurance policies	-	-	(32,772,929)	-	(32,772,929)
Amortization of deferred financing and issuance costs	3,909,923	(1,446,463)	848,702	-	3,312,162
Deferred income taxes	2,906,747	-	-	-	2,906,747
Preferred stock dividends payable	330,049	-	-	-	330,049
(Increase) decrease in operating assets:
Life insurance policy benefits receivable	-	-	(6,829,022)		(6,829,022)
Other assets	(60,457,838)	(37,895,574)	-	97,315,946	(1,037,466)
Increase in operating liabilities:
Due to related party	(2,802,976)	1,195	2,700,000	-	(101,781)
Accounts payable and accrued expenses	2,240,523	717,298	(1,765,065)	-	1,192,756
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(78,623,321)	(44,429,318)	(3,195,005)	97,315,946	(28,931,698)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	-	-	(48,700,036)	-	(48,700,036)
Carrying value of matured life insurance policies	-	-	6,302,243	-	6,302,243
Investment in Secured MCA advances	-	-	(5,647,414)	-	(5,647,414)
Proceeds from Secured MCA advances	-	-	1,025,792	-	1,025,792
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(47,019,415)	-	(47,019,415)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on senior credit facilities	-	-	17,000,000	-	17,000,000
Payments for redemption of Series I Secured Notes	-	(5,722,743)	-	-	(5,722,743)
Proceeds from issuance of L Bonds	71,126,660	-	-	-	71,126,660
Payments for issuance and redemption of L Bonds	(22,663,475)	-	-	-	(22,663,475)
Payments to restricted cash	-	(2,822,051)	(5,996,843)	-	(8,818,894)
Issuance of common stock	212,670	-	-	-	212,670
Proceeds from issuance of preferred stock	10,429,654	-	71,555	-	10,501,209
Payments for issuance and redemption of preferred stock	(1,610,574)	-	(7,340)	-	(1,617,914)
Payments of preferred stock dividends	(1,112,155)	-		-	(1,112,155)
Issuance of member capital	-	57,813,874	39,502,072	(97,315,946)	-
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	56,382,780	49,269,080	50,569,444	(97,315,946)	58,905,358

NET INCREASE IN CASH AND CASH EQUIVALENTS	(22,240,541)	4,839,762	355,024	-	(17,045,755)

CASH AND CASH EQUIVALENTS
BEGINNING OF THE PERIOD	32,292,162	1,982,722	150,221	-	34,425,105

END OF THE PERIOD	$10,051,621	$6,822,484	$505,245	$-	$17,379,350

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(19)	Concentrations

We purchase life insurance policies written by life insurance companies having investment-grade ratings by independent rating agencies. As a result, there may be certain concentrations of policies with life insurance companies. The following summarizes the face value of insurance policies with specific life insurance companies exceeding 10% of the total face value of our portfolio.

Life insurance company	June 30,	December 31,
	2017	2016
John Hancock	14.13%	14.36%
AXA Equitable	12.69%	13.42%
Lincoln National	10.86%	11.22%
Transamerica	10.31%	*

* percentage does not exceed 10% of the total face value.

The following summarizes the number of insurance policies held in specific states exceeding 10% of the total face value of our portfolio:

State of Residence	June 30,	December 31,
	2017	2016
Florida	20.30%	19.42%
California	19.29%	20.72%

(20)	Subsequent events

Since June 30, 2017, we have issued approximately $15,789,000 of L Bonds.

Since June 30, 2017, we have issued approximately $12,762,000 of RPS 2.

As of the date of this report, we exercised our contractual rights to call for the redemption of our Series I Secured Notes and our Series A Preferred Stock and all outstanding warrants related to our Series A offering.

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

The words “believe,” “could,” “possibly,” “probably,” “anticipate,” “estimate,” “project,” “expect,” “may,” “will,” “should,” “seek,” “intend,” “plan,” “expect,” or “consider” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from such statements.  Many of the forward-looking statements contained in this report can be found in our MD&A discussion and in the updates we provide in Part II, Item 5 “Other Information.”

●	changes in the secondary market for life insurance;
●	changes resulting from the evolution of our business model and strategy with respect to the life insurance industry;
●	our limited operating history;
●	the valuation of assets reflected on our financial statements;
●	the reliability of assumptions underlying our actuarial models, including our life expectancy estimates;
●	our reliance on debt financing;
●	risks relating to the validity and enforceability of the life insurance policies we purchase;
●	risks relating to our ability to license and effectively apply technologies to improve and expand the scope of our business;
●	our reliance on information provided and obtained by third parties;
●	federal, state and FINRA regulatory matters;
●	competition in the secondary market of life insurance;
●	the relative illiquidity of life insurance policies;
●	our ability to satisfy our debt obligations if we were to sell our entire portfolio of life insurance policies;
●	life insurance company credit exposure;
●	cost-of-insurance (premium) increases on our life insurance policies;
●	general economic outlook, including prevailing interest rates;
●	performance of our investments in life insurance policies;
●	financing requirements;
●	risks associated with the merchant cash advance business;
●	the various risks associated with our attempts to commercialize our M-Panel technology;
●	litigation risks;
●	restrictive covenants contained in borrowing agreements; and
●	our ability to make cash distributions in satisfaction of dividend obligations and redemption requests.

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

Overview

We are a financial services company disrupting and transforming the life insurance industry and related industries with innovative products and services. We built our business by creating opportunities for consumers to obtain significantly more value for their life insurance policies as compared to the traditional options offered by the insurance industry by creating a secondary market. We are enhancing and extending these activities through innovation in our products and services, business processes, financing strategies, and advanced epigenetic technologies that we expect will improve insurance predictive underwriting analytics. At the same time, we are creating opportunities for investors to receive income and capital appreciation from our life insurance investment activities and the businesses we create in the life insurance and related industries.

Critical Accounting Policies

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with the Generally Accepted Accounting Principles (GAAP) requires us to make significant judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our judgments, estimates, and assumptions on historical experience and on various other factors believed to be reasonable under the circumstances. Actual results could differ materially from these estimates. We evaluate our judgments, estimates, and assumptions on a regular basis and make changes accordingly. We believe that the judgments, estimates, and assumptions involved in valuing our investments in life insurance policies have the greatest potential impact on our consolidated financial statements and accordingly believe these to be our critical accounting estimates. Below we discuss the critical accounting policies associated with these estimates as well as certain other critical accounting policies.

Ownership of Life Insurance Policies—Fair Value Option

We account for the purchase of life insurance policies in accordance with ASC 325-30, which requires us to use either the investment method or the fair value method. We have elected to account for all of our life insurance policies using the fair value method.

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

The 2015 Valuation Basic Table (“2015 VBT”) finalized by the Society of Actuaries is based on a much larger dataset of insured lives, face amount of policies and more current information compared to the dataset underlying the 2008 Valuation Basic Table. The new 2015 VBT dataset includes 266 million policies compared to the 2008 VBT dataset of 75 million. The experience data in the 2015 VBT dataset includes 2.55 million claims on policies from 51 insurance carriers. Life expectancies implied by the 2015 VBT are generally longer for male and female nonsmokers between the ages of 65 and 80, while smokers and insureds of both genders over the age of 85 have significantly lower life expectancies. We adopted the 2015 VBT in our valuation process in June 2016.

For life insurance policies with face amounts greater than $1 million and that are not pledged under any senior credit facility (approximately 30% of our portfolio by face amount of policy benefits) we attempt to update the independent life expectancy estimates on a continuous rotating three year cycle. For life insurance policies with face amounts greater than $750,000 that are pledged under the LNV senior credit facility (approximately 58% of our portfolio by face amount of policy benefits) we are presently required to update the independent life expectancy estimates every two years.

Our prior experience in updating independent life expectancy estimates has generally resulted in shorter life expectancies of the updated insureds within our portfolio, but often not as short as we had projected. This has resulted in reductions to the fair value of our portfolio in the amounts of $6.7 million and $8.6 million for the three and six months ended June 30, 2017, respectively. As our life insurance portfolio continues to grow, we may experience additional and material adjustments to the fair value of our portfolio due to updating independent life expectancy estimates.

In July 2017, Lincoln National Life Insurance Company announced pending cost-of-insurance rate (i.e., premium) increases for certain life insurance policies which were effected on August 1, 2017. We identified two affected policies in our portfolio. We have requested updated policy illustrations in order to calculate the change in fair value resulting from the expected increased premiums. In August 2017, Transamerica Life Insurance Company announced pending cost-of-insurance rate increases for certain life insurance policies that will be effected on the policy anniversary dates. We identified three affected policies in our portfolio. We are aware of one additional pending cost-of-insurance increase affecting one other policy in our portfolio.

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

Fair Value Components – Discount Rate

A discount rate is used to calculate the net present value of the expected cash flows. The discount rate used to calculate fair value of our portfolio incorporates the guidance provided by ASC 820.

The table below provides the discount rate used to estimate the fair value of our portfolio of life insurance policies for the period ending:

June 30, 2017	December 31, 2016
10.81%	10.96%

The change in the discount rate incorporates current information about discount rates applied by other reporting companies owning portfolios of life insurance policies, discount rates observed by us in the life insurance secondary market, market interest rates, credit exposure to the issuing insurance companies, and our estimate of the risk premium a purchaser would require to receive the future cash flows derived from our portfolio of life insurance policies. Management has discretion regarding the combination of these and other factors when determining the discount rate. The discount rate we choose assumes an orderly and arms-length transaction (i.e., a non-distressed transaction in which neither seller nor buyer is compelled to engage in the transaction), which is consistent with related GAAP guidance. The carrying value of policies acquired during each quarterly reporting period are adjusted to their current fair value using the fair value discount rate applied to the entire portfolio as of that reporting date.

We engaged Model Actuarial Pricing System, Inc. (“MAPS”) to prepare a calculation of our life insurance portfolio. MAPS owns and maintains the portfolio pricing software we use. MAPS processed policy data, future premium data, life expectancy estimate data, and other actuarial information to calculate a net present value for our portfolio using the specified discount rate of 10.81%. MAPS independently calculated the net present value of our portfolio of 793 policies to be $577.0 million and furnished us with a letter documenting its calculation. A copy of such letter is filed as Exhibit 99.1 to this report.

Deferred Income Taxes

Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established for deferred tax assets that are not considered “more likely than not” to be realized. Realization of deferred tax assets depends upon having sufficient past or future taxable income in periods to which the deductible temporary differences are expected to be recovered or within any applicable carryback or carryforward periods. After assessing the realization of the net deferred tax assets, we believe that it is “more likely than not” that we will be able to realize all of our deferred tax assets other than those which have resulted from capital losses.

Deferred Financing and Issuance Costs

Financing costs, which include issuance costs, sales commissions and other direct expenses incurred under the senior credit facilities, were capitalized and are amortized using the straight-line method over the term of the senior credit facilities. The Series I Secured Note obligations are reported net of financing costs, which are amortized using the interest method over the term of each respective borrowing. The L Bonds are reported net of financing costs, which are amortized using the interest method over the term of each respective borrowing.

Principal Revenue and Expense Items

We earn revenues from the following three primary sources.

●	Life Insurance Policy Benefits Realized. We recognize the difference between the face value of the policy benefits and carrying value when an insured event has occurred and we determine that settlement and collection of the policy benefits is realizable and reasonably assured. Revenue from a transaction must meet both criteria in order to be recognized. We generally collect the face value of the life insurance policy from the insurance company within 45 days of our notification of the insured’s mortality.

●	Change in Fair Value of Life Insurance Policies. We value our portfolio investments for each reporting period in accordance with the fair value principles discussed herein, which reflects the expected receipt of policy benefits in future periods as shown in our consolidated financial statements, net premium costs.

●	Sale of a Life Insurance Policy. In the event of a sale of a policy, we recognize gain or loss as the difference between the sale price and the carrying value of the policy on the date of the receipt of payment on such sale.

Our main components of expense are summarized below.

●	Selling, General and Administrative Expenses. We recognize and record expenses incurred in our business operations, including operations related to the purchasing and servicing of life insurance policies. These expenses include salaries and benefits, sales, marketing, occupancy and other expenditures.

●	Interest Expense. We recognize and record interest expenses associated with the costs of financing our life insurance portfolio for the current period. These expenses include interest paid to our senior lenders under our senior credit facilities, interest paid on our L Bonds and other outstanding indebtedness such as our Series I Secured Notes. When we issue debt, we amortize the financing costs associated with such indebtedness over the outstanding term of the financing, and classify it as interest expense.

Results of Operations — Three and Six Months Ended June 30, 2017 Compared to the Same Periods in 2016

The following is our analysis of the results of operations for the periods indicated below. This analysis should be read in conjunction with our consolidated financial statements and related notes.

Revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue recognized from maturities of life insurance contracts	7,920,000	8,137,000	24,526,000	22,765,000
Revenue recognized from change in fair value of life insurance contracts	$15,235,000	$21,241,000	$29,119,000	$32,773,000
Premiums and other annual fees	(11,859,000)	(8,995,000)	(22,949,000)	(17,441,000)
Gain on life insurance contracts, net	$11,296,000	$20,383,000	$30,696,000	$38,097,000
Other income	372,000	394,000	1,060,000	584,000
Total revenue	$11,668,000	$20,777,000	$31,756,000	$38,681,000

Number of policies matured	9	6	19	12
Face value of matured policies	$10,935,000	$19,238,000	$29,910,000	$29,067,000
The change in fair value related to new policies acquired during the period	$8,044,000	$9,822,000	$18,645,000	$17,841,000

(1)	The discount rate applied to estimate the fair value of the portfolio of life insurance policies we own was 10.81% as of June 30, 2017, compared to 10.96% as of December 31, 2016 and 11.05% as of June 30, 2016. The carrying value of policies acquired during each quarterly reporting period is adjusted to current fair value using the fair value discount rate applied to the entire portfolio as of that reporting date.

Expenses.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Increase/ Decrease	2017	2016	Increase/ Decrease
Employee compensation and benefits (1)	$3,741,000	$3,071,000	$670,000	$6,904,000	$5,538,000	$1,366,000
Interest expense (including amortization of deferred financing costs) (2)	12,246,000	9,765,000	2,481,000	25,490,000	18,914,000	6,576,000
Legal and professional expenses (3)	1,331,000	1,304,000	27,000	2,277,000	2,510,000	(233,000)
Provision for MCA loans (4)	878,000	300,000	578,000	878,000	400,000	478,000
Other expenses (5)	2,883,000	2,033,000	850,000	5,664,000	4,345,000	1,319,000
Total expenses	$21,079,000	$16,473,000	$4,606,000	$41,213,000	$31,707,000	$9,506,000

(1)	We hired additional members to our sales, marketing and policy acquisition teams. At June 30, 2017 we employed 76 employees and on June 30, 2016, we employed 66 employees.
(2)	Increase in all periods was due to the increase in our average debt outstanding.
(3)	Increase for the three months ended June 30, 2017 over the same period of 2016 is due to increased legal fees associated with MCA collections. Decrease for the six months ended June 30, 2017 over the same period of 2016 is due to fewer SEC filings.
(4)	Increase is due to further impairment of the Nulook loan due to decreased recovery estimates.
(5)	Increase is due to public relations, sales and marketing costs associated with growing and servicing our network of independent financial advisors and appointed agents.

Deferred Income Taxes.

The Company is engaged in acquiring of life insurance policies and holding them to maturity. Due to the nature of holding policies and the aging of the underlying insureds, it will be more likely than not that the Company will recognize taxable income as the policies in our portfolio start maturing at an accelerated rate in the near future. Due to this, we believe that sufficient taxable income will be recognized during the net operating loss carryover period to utilize the reported deferred tax asset, and that no additional valuation allowance, other than that already recorded, is required.

Income Tax Expense. For both the three and six months ended June 30, 2017, we realized income tax benefits of $3.7 million. In the three and six months ended June 30, 2016, we had an income tax expense of $1.8 million and $2.9 million, respectively. The effective tax rate for the three and six months ended June 30, 2017 was 39.5% and 39.3% and for the three and six months ended June 30, 2016, was 42.3% and 41.7%, respectively.

The following table provides a reconciliation of our income tax expense at the statutory federal tax rate to our actual income tax expense:

	Three Months Ended				Six Months Ended
	June 30, 2017		June 30, 2016		June 30, 2017		June 30, 2016
Statutory federal income tax (benefit)	$(3,200,000)	34.0%	$1,463,000	34.0%	$(3,215,000)	34.0%	$2,371,000	34.0%
State income taxes (benefit), net of federal benefit	(607,000)	6.5%	281,000	6.5%	(609,000)	6.4%	456,000	6.5%
Other permanent differences	90,000	(1.0)%	78,000	1.8%	106,000	(1.1)%	80,000	1.2%
Total income tax expense (benefit)	$(3,717,000)	39.5%	$1,822,000	42.3%	$(3,718,000)	39.3%	$2.907,000	41.7%

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

Under the terms of our senior credit facilities (discussed in Notes 5 and 6), we are required to maintain collection and escrow accounts that are used to fund the acquisition of policies, pay annual policy premiums, pay interest and other charges under the facility, and collect policy benefits. The agents for the lenders authorize disbursements from these accounts. At June 30, 2017 and December 31, 2016, there was a balance of $46,160,000, and $37,827,000, respectively, in these restricted cash accounts.

As of June 30, 2017 and December 31, 2016, we had approximately $105.4 million and $121.7 million, respectively, in combined available cash, cash equivalents, policy benefits receivable, if any, and available borrowing base surplus capacity, if any, under our senior credit facilities for the purpose of purchasing additional life insurance policies, paying premiums on existing policies, paying portfolio servicing expenses, and paying principal and interest on our outstanding financing obligations.

Financings Summary

We had the following outstanding debt balances as of June 30, 2017 and December 31, 2016:

	As of June 30, 2017		As of December 31, 2016
Issuer/Borrower	Principal Amount Outstanding	Weighted Average Interest Rate	Principal Amount Outstanding	Weighted Average Interest Rate
GWG Holdings, Inc. – L Bonds	$407,850,000	7.30%	$387,067,000	7.23%
GWG Life, LLC – Series I Secured Notes	6,815,000	8.72%	16,614,000	8.68%
GWG DLP Funding IV, LLC – Senior credit facilities	155,625,000	7.59%	162,725,000	7.34%
Total	$570,290,000	7.40%	$566,406,000	7.30%

In November 2009, our wholly owned subsidiary GWG Life began a private placement of Series I Secured Notes to accredited investors only. This offering was closed in November 2011. As of June 30, 2017 and December 31, 2016, we had approximately $6.8 million and $16.6 million, respectively, in principal amount of Series I Secured Notes outstanding. Effective as of the date of this report, we exercised our contractual right to call for the redemption of the Series I Secured Notes. We expect that our redemption of outstanding Series I Secured Notes will occur on or about September 8, 2017 and require us to pay an aggregate of approximately $6.6 million.

In June 2011, we concluded a private placement offering of Series A for new investors, having received an aggregate $24.6 million in subscriptions for our Series A. These subscriptions consisted of $14.0 million in conversions of outstanding Series I Secured Notes and $10.6 million of new investments.

As of both June 30, 2017 and December 31, 2016, we had approximately $19.7 million of Series A stated value outstanding. As of the date of this report, we exercised our contractual right to call for the redemption of the Series A Preferred Stock and all related outstanding warrants. We expect that our redemption of outstanding Series A Preferred Stock and related warrants will occur on or about October 9, 2017 and require us to pay an aggregate of approximately $22.2 million.

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

In January 2015, we began publicly offering up to $1.0 billion of L Bonds as a follow-on to our earlier $250.0 million public debt offering. Through June 30, 2017, the total amount of these L Bonds sold, including renewals, was $749.8 million. As of June 30, 2017 and December 31, 2016, respectively, we had approximately $407.9 million and $387.1 million in principal amount of L Bonds outstanding.

In October 2015, we began publicly offering up to 100,000 shares of our RPS at a per-share price of $1,000. As of June 30, 2017, we had issued approximately $99.1 million stated value of RPS. As of June 30, 2017, we no longer offer RPS.

On February 14, 2017, we began publicly offering up to 150,000 shares of RPS 2 at a per-share price of $1,000. As of June 30, 2017, we have issued approximately $22.5 million stated value of RPS 2.

The weighted-average interest rate of our outstanding Series I Secured Notes as of June 30, 2017 and December 31, 2016 was 8.72% and 8.68%, respectively, and the weighted-average maturity at those dates was 1.96 and 1.14 years, respectively. Effective September 1, 2016, we no longer renew the Series I Secured Notes.

The weighted-average interest rate of our outstanding L Bonds as of June 30, 2017 and December 31, 2016 was 7.30% and 7.23%, respectively, and the weighted-average maturity at those dates was 2.27 and 2.13 years, respectively. Our L Bonds have renewal features. Since we first issued our L Bonds, we have experienced $341.9 million in maturities, of which $207.8 million has renewed through June 30, 2017 for an additional term. This has provided us with an aggregate renewal rate of approximately 61% for investments in these securities. Effective September 1, 2016, we discontinued the sales and renewals of 6-month and 1-year L Bonds.

Future contractual maturities of Series I Secured Notes and L Bonds at June 30, 2017 are:

Years Ending December 31,	Series I Secured Notes	L Bonds	Total
Six months ending December 31, 2017	$749,000	$47,068,000	$47,817,000
2018	2,376,000	108,772,000	111,148,000
2019	1,024,000	116,767,000	117,791,000
2010	1,725,000	49,062,000	50,787,000
2021	941,000	28,753,000	29,694,000
2022	-	24,773,000	24,773,000
Thereafter	-	32,655,000	32,655,000
	$6,815,000	$407,850,000	$414,665,000

The L Bonds and Series I Secured Notes are secured by all of our assets, and are subordinate to our senior credit facilities. The L Bonds and Series I Secured Notes are pari passu with respect to a security interest in our assets pursuant to an intercreditor agreement (see Notes 7 and 8).

We maintain a $105 million senior credit facility with Autobahn/DZ Bank through DLP III. The senior credit facility is used to pay the premium expenses related to our portfolio of life insurance policies. As of both June 30, 2017 and December 31, 2016, we had no amounts outstanding under that senior credit facility, no life insurance policies were pledged, and we maintained an available borrowing base of $0 million. On September 14, 2016, we paid off the Autobahn/DZ Bank senior credit facility in full with funds received under a new senior credit facility with LNV Corporation as described in Note 6.

On September 14, 2016, we entered into a $172 million senior credit facility with LNV Corporation in which DLP IV is the borrower. We intend to use the proceeds from this facility to grow and maintain our portfolio of life insurance policies, for liquidity and for general corporate purposes. As of June 30, 2017 we had approximately $155.6 million outstanding under the LNV senior credit facility.

We expect to meet our ongoing operational capital needs through a combination of the receipt of policy benefits from our portfolio of life insurance policies and net proceeds from our L Bonds and RPS 2 offerings. We expect to meet our policy acquisition, servicing, and financing capital needs principally from the receipt of policy benefits from our portfolio of life insurance policies, net proceeds from our offering of L Bonds and RPS 2, and from our senior credit facilities. We estimate that our liquidity and capital resources are sufficient for our current and projected financial needs for at least the next twelve months given current assumptions. However, if we are unable to continue our offerings for any reason (or if we become unsuccessful in selling our securities), and we are unable to obtain capital from other sources, our business will be materially and adversely affected. In addition, our business will be materially and adversely affected if we do not receive the policy benefits we forecast and if holders of our L Bonds or Series I Secured Notes fail to renew with the frequency we have historically experienced. In such a case, we could be forced to sell our investments in life insurance policies to service or satisfy our debt-related and other obligations.

Capital expenditures have historically not been material and we do not anticipate making material capital expenditures in 2017 or beyond.

Debt Financing Summary

The table below reconciles the face amount of our outstanding debt to the carrying value shown on our balance sheet:

	As of June 30, 2017	As of December 31, 2016
Total senior facilities and other indebtedness
Face amount outstanding	$155,626,000	$162,725,000
Unamortized selling costs	(6,617,000)	(6,660,000)
Carrying amount	$149,009,000	$156,065,000

Series I Secured Notes:
Face amount outstanding	$6,815,000	$16,614,000
Unamortized selling costs	(134,000)	(209,000)
Carrying amount	$6,681,000	$16,405,000

L Bonds:
Face amount outstanding	$407,850,000	$387,067,000
Subscriptions in process	6,521,000	5,882,000
Unamortized selling costs	$(13,539,000)	$(11,636,000)
Carrying amount	$400,832,000	$381,313,000

Portfolio Assets and Secured Indebtedness

At June 30, 2017, the fair value of our investments in life insurance policies of $577.0 million plus our cash balance of $52.3 million and our restricted cash balance of $46.2 million, plus matured policy benefits receivable of $7.0 million, totaled $682.5 million representing an excess of portfolio assets over secured indebtedness of $105.4 million. At December 31, 2016, the fair value of our investments in life insurance policies of $511.2 million plus our cash balance of $78.5 million and our restricted cash balance of $37.8 million, plus matured policy benefits receivable of $5.3 million, totaled $632.9 million, representing an excess of portfolio assets over secured indebtedness of $66.4 million.

The following forward-looking table seeks to illustrate the impact that a hypothetical sale of our portfolio of life insurance assets at various discount rates would have on our ability to satisfy our debt obligations as of June 30, 2017. In all cases, the sale of the life insurance assets owned by DLP III and DLP IV will be used first to satisfy all amounts owing, if any, under the respective senior credit facilities. The net sale proceeds remaining after satisfying all obligations under the senior credit facilities would be applied to L Bonds and Series I Secured Notes on a pari passu basis.

Portfolio Discount Rate	10%	11%	12%	13%	14%	15%	16%
Value of portfolio	$599,960,000	$571,539,000	$545,377,000	$521,240,000	$498,920,000	$478,238,000	$459,034,000
Cash, cash equivalents and policy benefits receivable	105,423,000	105,423,000	105,423,000	105,423,000	105,423,000	105,423,000	105,423,000
Total assets	705,383,000	676,962,000	650,800,000	626,663,000	604,343,000	583,661,000	564,457,000
Senior credit facilities	155,625,000	155,625,000	155,625,000	155,625,000	155,625,000	155,625,000	155,625,000
Net after senior credit facilities	549,758,000	521,337,000	495,175,000	471,038,000	448,718,000	428,036,000	408,832,000
Series I Secured Notes and L Bonds	414,665,000	414,665,000	414,665,000	414,665,000	414,665,000	414,665,000	414,665,000
Net after Series I Secured Notes and L Bonds	135,093,000	106,672,000	80,510,000	56,373,000	34,053,000	13,371,000	(5,833,000)
Impairment to Series I Secured Notes and L Bonds	No impairment	No impairment	No impairment	No impairment	No impairment	No impairment	Impairment

The table illustrates that our ability to fully satisfy amounts owing under the L Bonds and Series I Secured Notes would likely be impaired upon the sale of all our life insurance assets at a price equivalent to a discount rate of approximately 15.69% or higher. At December 31, 2016, the likely impairment occurred at a discount rate of approximately 13.94% or higher. The discount rate used to calculate the fair value of our portfolio was 10.81% and 10.96% at June 30, 2017 and December 31, 2016, respectively.

The table does not include any allowance for transactional fees and expenses associated with a portfolio sale (which expenses and fees could be substantial), and is provided to demonstrate how various discount rates used to value our portfolio could affect our ability to satisfy amounts owing under our debt obligations in light of our senior secured lender’s right to priority payments. This table also does not include the yield maintenance fee, which could be substantial, we are required to pay in certain circumstances under our senior credit facility with LNV Corporation. You should read the above table in conjunction with the information contained in other sections of this report, including our discussion of discount rates included under the “Critical Accounting Policies — Fair Value Components – Discount Rate” caption above. This discussion and analysis is based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management.

Cash Flows

The payment of premiums and servicing costs to maintain life insurance policies represents our most significant requirement for cash disbursement. When a policy is purchased, we are able to calculate the minimum premium payments required to maintain the policy in-force. Over time as the insured ages, premium payments will increase. Nevertheless, the probability we will actually be required to pay the premiums decreases as mortality becomes more likely. These scheduled premiums and associated probabilities are factored into our expected internal rate of return and cash-flow modeling. Beyond premiums, we incur policy servicing costs, including annual trustee, tracking costs, and debt servicing costs, including principal and interest payments all of which are excluded from our internal rate of return (“IRR”) calculations. Until we receive a sufficient amount of proceeds from the policy benefits, we intend to pay these costs from our senior credit facilities, when permitted, and through the issuance of debt securities, including the L Bonds, and equity securities including our preferred stock offerings.

The amount of payments for anticipated premiums and servicing costs that we will be required to make over the next five years to maintain our current portfolio, assuming no mortalities, is set forth in the table below.

Years Ending December 31,	Premiums	Servicing	Premiums and Servicing Fees
Six months ending December 31, 2017	$24,455,000	$654,000	$25,109,000
2018	52,611,000	654,000	53,265,000
2019	58,206,000	654,000	58,860,000
2020	65,722,000	654,000	66,376,000
2021	74,105,000	654,000	74,759,000
2022	83,310,000	654,000	83,964,000
	$358,409,000	$3,924,000	$362,333,000

Our anticipated premium expenses are subject to the risk of increased cost-of-insurance charges (i.e., premium charges) for the universal life insurance policies we own. In July 2017, Lincoln National Life Insurance Company announced pending cost-of-insurance rate increases for certain life insurance policies which were effected on August 1, 2017. We identified two affected policies in our portfolio. We have requested updated policy illustrations and in order to calculate the change in fair value resulting from the expected increased premiums. In August 2017, Transamerica Life Insurance Company announced pending cost-of-insurance rate increases for certain life insurance policies that will be effected on the policy anniversary dates. We identified three affected policies in our portfolio. We are aware of one additional pending cost-of-insurance increase affecting one other policy in our portfolio. As a result, we expect that our premium expense will increase and the fair value of the policy and our portfolio will be negatively impacted once the insurer has specified and implemented the proposed increases. Except as noted above, we are not aware of cost-of-insurance increases by other insurers, but we are aware that cost-of-insurance increases have become more prevalent in the industry. Thus, we may see additional insurers implementing cost-of-insurance increases in the future.

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

Quarter End Date	Portfolio Face Amount	12-Month Trailing Benefits Collected	12-Month Trailing Premiums Paid	12-Month Trailing Benefits/ Premium Coverage Ratio
December 31, 2014	779,099,000	18,050,000	23,265,000	77.6%
March 31, 2015	754,942,000	46,675,000	23,786,000	196.2%
June 30, 2015	806,274,000	47,125,000	24,348,000	193.5%
September 30, 2015	878,882,000	44,482,000	25,313,000	175.7%
December 31, 2015	944,844,000	31,232,000	26,650,000	117.2%
March 31, 2016	1,027,821,000	21,845,000	28,771,000	75.9%
June 30, 2016	1,154,798,000	30,924,000	31,891,000	97.0%
September 30, 2016	1,272,078,000	35,867,000	37,055,000	96.8%
December 31, 2016	1,361,675,000	48,452,000	40,240,000	120.4%
March 31, 2017	1,447,558,000	48,189,000	42,753,000	112.7%
June 30, 2017	1,525,363,000	49,295,000	45,414,000	108.5%

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

Off-Balance Sheet Arrangements

We are party to an office lease with U.S. Bank National Association as the landlord. On September 1, 2015, we entered into an amendment that expanded the leased space to 17,687 square feet and extended the term through August 31, 2026 (see Note 16).

Credit Risk

We review the credit risk associated with our portfolio of life insurance policies when estimating its fair value. In evaluating the policies’ credit risk, we consider insurance company solvency, credit risk indicators, economic conditions, ongoing credit evaluations, and company positions. We attempt to manage our credit risk related to life insurance policies typically by purchasing policies issued only from companies with an investment-grade credit rating by either Standard & Poor’s, Moody’s, or A.M. Best Company. As of June 30, 2017, 96.3% of our life insurance policies, by face value benefits, were issued by companies that maintained an investment-grade rating (BBB or better) by Standard & Poor’s.

Interest Rate Risk

Our senior credit facilities are floating-rate financing. In addition, our ability to offer interest and dividend rates that attract capital (including in our continuous offering of L Bonds and RPS 2) is generally impacted by prevailing interest rates. Furthermore, while our L Bond and RPS 2 offerings provide us with fixed-rate debt and equity financing, our debt coverage ratio is calculated in relation to the interest rate of our debt financing. Therefore, fluctuations in interest rates impact our business by increasing our borrowing costs, and reducing availability under our debt financing arrangements. We calculate our portfolio earnings based upon the spread generated between the return on our life insurance portfolio and the total cost of our financing. As a result, increases in interest rates will reduce the earnings we expect to achieve from our investments in life insurance policies.

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

We use non-GAAP financial measures for maintaining compliance with covenants contained in our borrowing agreement with Autobahn/DZ Bank and for management’s assessment of our financial condition and operating results without regard to GAAP fair value standards. The application of current GAAP fair value standards, especially during a period of significant growth of our portfolio and our company may result in current period GAAP financial results that may not be reflective of our long-term earnings potential or overall financial condition. Management believes that our non-GAAP financial measures permit investors to understand long-term earnings performance without regard to the volatility in GAAP financial results that can and does occur during this stage of our portfolio and company growth.

Therefore, in contrast to a GAAP fair valuation (mark-to-market), we seek to measure the accrual of the actuarial gain occurring within the portfolio of life insurance policies at our expected internal rate of return based on statistical mortality probabilities for the insureds (using primarily the insured’s age, sex, health and smoking status). The expected internal rate of return tracks actuarial gain occurring within the policies according to a mortality table as the insureds’ age increases. By comparing the actuarial gain accruing within our portfolio of life insurance policies against our adjusted operating costs during the same period, we can estimate, manage and evaluate the overall financial performance of our business without regard to mark-to-market (fair value) volatility. We use this information to balance our life insurance policy purchasing and manage our capital structure, including the issuance of debt and utilization of our other sources of capital, and to monitor our compliance with borrowing covenants. We believe that these non-GAAP financial measures provide information that is useful for investors to understand period-over-period operating results separate and apart from fair value items that can have a disproportionately positive or negative impact on GAAP results in any particular reporting period.

Our senior credit facility with Autobahn/DZ Bank requires us to maintain a “positive net income” and “tangible net worth,” each of which are calculated on an adjusted non-GAAP basis using the method described below, without regard to GAAP-based fair value measures. In addition, our senior credit facility with Autobahn/DZ Bank requires us to maintain an “excess spread,” which is the difference between (i) the weighted average of our expected internal rate of return of our portfolio of life insurance policies; and (ii) the weighted average of the Autobahn/DZ Bank senior credit facility’s interest rate. These non-GAAP measures (i.e., positive net income, tangible net worth, and an excess spread) are common non-GAAP measures of financial performance and condition in the industry.

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

Non-GAAP Investment Cost Basis	As of June 30, 2017	As of December 31, 2016
GAAP fair value	$577,050,000	$511,192,000
Unrealized fair value gain (A)	(293,745,000)	(264,625,000)
Adjusted cost basis increase (B)	281,924,000	248,377,000
Non-GAAP investment cost basis (C)	$565,229,000	$494,944,000

(A)	This represents the reversal of cumulative unrealized GAAP fair value gain of life insurance policies.
(B)	Adjusted cost basis is increased to include interest, premiums and servicing fees that are expensed under GAAP.
(C)	This is the non-GAAP cost basis in life insurance policies from which our expected internal rate of return is calculated.

Excess Spread. Management uses the “total excess spread” to gauge expected profitability of our investments. The expected IRR of our portfolio is based upon future cash flow forecasts derived from a probabilistic analysis of our policy benefits received and policy premiums paid in relation to our non-GAAP investment cost basis (“Expected IRR”).

	As of June 30, 2017	As of December 31, 2016
Expected IRR	11.05%	11.34%
Total weighted-average interest rate on indebtedness for borrowed money (1)	7.40%	7.30%
Total excess spread (2)	3.65%	4.04%

(1)	Represents the weighted-average interest rate paid on all interest-bearing indebtedness as of the measurement date, determined as follows:

Indebtedness	As of June 30, 2017	As of December 31, 2016
Senior credit facilities	$155,626,000	$162,725,000
Series I Secured Notes	6,815,000	16,614,000
L Bonds	407,850,000	387,067,000
Total	$570,291,000	$566,406,000

Interest Rates on Indebtedness
Senior credit facilities	7.59%	7.34%
Series I Secured Notes	8.72%	8.68%
L Bonds	7.30%	7.23%
Weighted-average interest rates paid on indebtedness	7.40%	7.30%

(2)	Calculated as the Expected IRR minus the weighted-average interest rate on interest-bearing indebtedness (1).

Adjusted Non-GAAP Net Income. We calculate our adjusted non-GAAP net income by recognizing the actuarial gain accruing within our life insurance portfolio at the Expected IRR against our adjusted cost basis without regard to fair value. We net this actuarial gain against our adjusted operating costs during the same period to calculate our net income on a non-GAAP basis. Our senior credit facility with Autobahn/DZ Bank requires us to maintain a positive net income calculated on an adjusted non-GAAP basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
GAAP net income (loss) attributable to common shareholders	$(7,725,000)	$1,881,000	$(9,638,000)	$2,956,000
Unrealized fair value gain (1)	(15,235,000)	(21,241,000)	(29,119,000)	(32,773,000)
Adjusted cost basis increase (2)	22,739,000	16,373,000	44,461,000	31,740,000
Accrual of unrealized actuarial gain (3)	7,505,000	7,460,000	12,415,000	13,527,000
Total adjusted non-GAAP net income (loss) (4)	$7,284,000	$4,473,000	$18,119,000	$15,450,000

(1)	Reversal of unrealized GAAP fair value gain of life insurance policies for current period.
(2)	Adjusted cost basis is increased to include interest, premiums and servicing fees that are expensed under GAAP.
(3)	Accrual of actuarial gain at the Expected IRR.
(4)	We must maintain an annual positive consolidated net income, calculated on a non-GAAP basis, to maintain compliance with our senior credit facility with Autobahn/DZ Bank.

Adjusted Non-GAAP Tangible Net Worth. We calculate our adjusted non-GAAP tangible net worth by recognizing the actuarial gain accruing within our life insurance policies at the Expected IRR of the policies we own without regard to fair value. We net this actuarial gain against our costs during the same period to calculate our adjusted tangible net worth on a non-GAAP basis. Our senior credit facility with Autobahn/DZ Bank requires us to maintain a tangible net worth in excess of $45 million calculated on an adjusted non-GAAP basis.

	As of June 30, 2017	As of December 31, 2016
GAAP net worth	$113,889,000	$67,298,000
Less intangible assets (1)	(21,630,000)	(19,442,000)
GAAP tangible net worth	92,259,000	47,856,000
Unrealized fair value gain (2)	(293,745,000)	(264,625,000)
Adjusted cost basis increase (3)	281,924,000	248,377,000
Accrual of unrealized actuarial gain (4)	145,223,000	132,808,000
Total adjusted non-GAAP tangible net worth	$225,661,000	$164,416,000

(1)	Unamortized portion of deferred financing costs and pre-paid insurance.
(2)	Reversal of cumulative unrealized GAAP fair value gain on life insurance policies.
(3)	Adjusted cost basis is increased to include interest, premiums and servicing fees that are expensed under GAAP.
(4)	Accrual of cumulative actuarial gain at the Expected IRR.

Debt Coverage Ratio. Our L Bond and Series I Secured Notes borrowing covenants require us to maintain a debt coverage ratio of less than 90%. The debt coverage ratio is calculated by dividing the sum of our total interest-bearing indebtedness by the sum of our cash, cash equivalents, policy benefits receivable, if any, and the net present value of the life insurance portfolio.

	As of June 30, 2017	As of December 31, 2016
Life insurance portfolio policy benefits (5)	$1,525,363,000	$1,361,675,000
Discount rate of future cash flows	7.40%	7.30%
Net present value of life insurance portfolio policy benefits	$686,490,000	$614,908,000
Cash and cash equivalents	98,453,000	121,659,000
Life insurance policy benefits receivable	6,970,000	-
Total Coverage	791,913,000	736,567,000

Senior credit facilities	155,626,000	162,725,000
Series I Secured Notes	6,815,000	16,614,000
L Bonds	407,850,000	387,067,000
Total Indebtedness	$570,291,000	$566,406,000

Debt Coverage Ratio	72.01%	76.90%

(5) Weighted-average interest rate paid on indebtedness.

As of June 30, 2017, we were in compliance with the debt coverage ratio.

Expected Portfolio Internal Rate of Return at Purchase. Expected portfolio IRR at purchase is calculated as the weighted average (by face amount of policy benefits) derived from a probabilistic analysis of policy benefits received and policy premiums paid relative to our purchase price for all life insurance policies in the portfolio. This non-GAAP measure isolates our IRR expectation at purchase utilizing our underwriting life expectancy assumptions at that time. This measure does not change with the passage of time as compared to our non-GAAP investment cost basis that increases with the payment of premiums, financing costs, and the effective life expectancy which changes over time, both of which are used to calculate our Expected IRR.

	As of June 30,	As of December 31,
	2017	2016
Life insurance portfolio policy benefits	$1,525,363,000	$1,361,675,000
Total number of policies	793	690

Non-GAAP Expected Portfolio Internal Rate of Return at Purchase	15.60%	15.64%

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

Portfolio Information

Our portfolio of life insurance policies, owned by our subsidiaries as of June 30, 2017, is summarized below:

Life Insurance Portfolio Summary

Total portfolio face value of policy benefits	$1,525,363,000
Average face value per policy	$1,924,000
Average face value per insured life	$2,151,000
Average age of insured (yrs.)*	81.5
Average life expectancy estimate (yrs.)*	6.9
Total number of policies	793
Number of unique lives	709
Demographics	74% Males; 26% Females
Number of smokers	30
Largest policy as % of total portfolio	0.87%
Average policy as % of total portfolio	0.13%
Average annual premium as % of face value	3.21%

* Averages presented in the table are weighted averages.

Our portfolio of life insurance policies, owned by our wholly owned subsidiaries as of June 30, 2017, organized by the insured’s current age and the associated number of policies and policy benefits, is summarized below:

Distribution of Policies and Policy Benefits by Current Age of Insured

					Percentage of Total
Min Age	Max Age	Policies	Policy Benefits	Wtd. Avg. Life Expectancy (yrs.)	Number of Policies	Policy Benefits
95	99	8	$12,392,000	1.1	1.0%	0.8%
90	94	71	$135,898,000	2.9	8.9%	8.9%
85	89	195	$393,983,000	4.7	24.6%	25.8%
80	84	171	$401,496,000	6.3	21.6%	26.3%
75	79	144	$270,779,000	9.0	18.2%	17.8%
70	74	133	$210,775,000	10.2	16.8%	13.8%
60	69	71	$100,040,000	11.3	8.9%	6.6%
Total		793	$1,525,363,000	6.9	100.0%	100.0%

Our portfolio of life insurance policies, owned by our wholly owned subsidiaries as of June 30, 2017, organized by the insured’s estimated life expectancy and associated policy benefits, is summarized below:

Distribution of Policies by Current Life Expectancies of Insured

				Percentage of Total
Min LE (Months)	Max LE (Months)	Policies	Policy Benefits	Number of Policies	Policy Benefits
2	47	212	$334,511,000	26.7%	21.9%
48	71	175	372,072,000	22.1%	24.4%
72	95	147	289,037,000	18.5%	19.0%
96	119	117	235,105,000	14.8%	15.4%
120	143	77	158,601,000	9.7%	10.4%
144	199	65	136,037,000	8.2%	8.9%
Total		793	$1,525,363,000	100.0%	$100.0%

We track concentrations of pre-existing medical conditions among insured individuals within our portfolio based on information contained in life expectancy reports. We track these medical conditions within the following ten primary categories: (1) cancer, (2) cardiovascular, (3) cerebrovascular, (4) dementia, (5) diabetes, (6) multiple, (7) neurological disorders, (8) no disease, (9) other, and (10) respiratory diseases. Our primary categories are summary generalizations based on the ICD-9 codes we track on each insured individuals within our portfolio. ICD-9 codes, published by the World Health Organization, are used worldwide for medical diagnoses and treatment systems, as well as morbidity and mortality statistics. Currently, the primary disease categories within our portfolio that represent a concentration of over 10% are multiple, cardiovascular, and other which constitute 27.6%, 19.9%, and 12.4%, respectively, of the face amount of insured benefits of our portfolio as at June 30, 2017.

Portfolio Credit Risk Management

We rely on the payment of policy benefit claims by life insurance companies as our most significant source of cash flows. The life insurance assets we own represent obligations of third-party life insurance companies to pay the benefit amount under the relevant policy upon the mortality of the insured. As a result, we manage this credit risk exposure by generally purchasing policies issued by insurance companies with investment-grade ratings from Standard & Poor manage this credit risk exposure by generally purchasing policies issued.

Approximately 96.3% of life insurance assets in our portfolio were issued by insurance companies with investment-grade credit ratings from Standard & Poor’s, as of June 30, 2017. Our largest life insurance company credit exposures and the Standard & Poor’s credit rating of their respective financial strength and claims-paying ability is set forth below:

Rank	Policy Benefits	Percentage of Policy Benefit Amount	Insurance Company	Ins. Co. S&P Rating
1	$215,471,000	14.1%	John Hancock Life Insurance Company (U.S.A.)	AA-
2	$193,557,000	12.7%	AXA Equitable Life Insurance Company	AA-
3	$165,580,000	10.9%	Lincoln National Life Insurance Company	AA-
4	$157,254,000	10.3%	Transamerica Life Insurance Company	AA-
5	$103,642,000	6.8%	Metropolitan Life Insurance Company	AA-
6	$62,293,000	4.1%	Massachusetts Mutual Life Insurance Company	AA+
7	$61,025,000	4.0%	American General Life Insurance Company	A+
8	$56,422,000	3.7%	Pacific Life Insurance Company	AA-
9	$47,390,000	3.1%	West Coast Life Insurance Company	AA-
10	$45,670,000	3.0%	Reliastar Life Insurance Company	A
	1,108,304,000	72.7%

The yield to maturity on bonds issued by life insurance carriers reflects, among other things, the credit risk (risk of default) of such insurance carrier. We follow the yields on certain publicly traded life insurance company bonds since this information is part of the data we consider when valuing our portfolio of life insurance policies for our financial statements.

Name of Bond	Maturity	YTM	Duration (Years)	Bond S&P Rating
AXA 1.125%	5/15/2028	1.04%	10.9	A
Manulife Finl 4.15%	3/4/2026	3.18%	8.7	A
Lincoln National Corp Ind 3.625%	12/12/2026	3.68%	9.5	A-
Amer Intl Grp 4.875%	6/1/2022	2.71%	4.9	BBB+
Protective Life 7.375%	10/15/2019	2.31%	2.3	A-
Metlife 3.048%	12/15/2022	2.60%	5.5	A-
Prudential Finl Inc Mtns Book 3.5%	5/15/2024	2.85%	6.9	A
Average yield on insurance bonds		2.62%	6.9

The table above indicates the current yields to maturity (YTM) for the senior bonds of selected life insurance carriers with durations, on average, that are similar to the life expectancy estimates of our life insurance portfolio. As of June 30, 2017, the average yield to maturity of these bonds was 2.62%, which we believe reflects, in part, the financial market’s judgment that credit risk is low with regard to these carriers’ financial obligations. It should be noted that the obligations of life insurance carriers to pay life insurance policy benefits ranks senior to all of their other financial obligations, such as the bonds they issue. This “super senior” priority is not reflected in the yield to maturity in the table and, if considered, would result in a lower yield to maturity all else being equal. Thus, as long as the respective premium payments have been made, it is highly likely that the owner of the insurance policy will collect the insurance policy benefit upon the mortality of the insured.

Value Proposition. We define the value proposition presented by our portfolio of life insurance assets as our ability to earn superior risk-adjusted returns. At any time, we calculate our returns from our life insurance assets based upon (i) our historical results; and (ii) the future cash flows we expect to realize from our statistical forecasts. To forecast our expected future cash flows, we use the probabilistic method of analysis. The actuarial software we use to produce our expected future cash flows and conduct our probabilistic analysis was developed by the actuarial firm Milliman and is now owned by MAPS. The expected internal rate of return of our portfolio is based upon future cash flow forecasts derived from a probabilistic analysis of our policy benefits received and policy premiums paid in relation to our non-GAAP investment cost basis. As of June 30, 2017, the expected internal rate of return on our portfolio of life insurance assets was 11.05% based on our portfolio benefits of $1.525 billion and our non-GAAP investment cost basis of $565.2 million (including purchase price, premiums paid, and financing costs incurred to date).

We seek to further enhance our understanding of our expected future cash flow forecast by applying a stochastic analysis, sometimes referred to as a “Monte Carlo simulation,” to provide us with a greater understanding of the variability of our future cash flow projections. The stochastic analysis we perform is built within the MAPS actuarial software and provides internal rate of return calculations for different statistical confidence intervals. The results of our stochastic analysis, in which we run 10,000 random mortality scenarios, demonstrates that the scenario ranking at the 50th percentile of all 10,000 results generates an internal rate of return of 11.01%, which is near to our Expected IRR of 11.05%. The stochastic analysis results also reveal that our portfolio is expected to generate an internal rate of return of 10.49% or better in 75% of all generated scenarios; and an internal rate of return of 10.04% or better in 90% of all generated scenarios. As the portfolio continues to grow, all else equal, the percentage of observations that result in an internal rate of return at or very near 11.01% (currently our median, or 50th percentile, internal rate of return expectation) is expected to increase, thereby lowering future cash flow volatility and potentially justifying our use of lower discount rates to value our portfolio.

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

The complete detail of our portfolio of life insurance policies, owned by our wholly owned subsidiaries as of June 30, 2017, organized by the current age of the insured and the associated policy benefits, sex, estimated life expectancy, issuing insurance carrier, and the credit rating of the issuing insurance carrier, is set forth below.

Life Insurance Portfolio Detail

(as of June 30, 2017)

	Face Amount	Gender	Age (ALB)	LE (mo.) (1)	Insurance Company	S&P Rating
1	$8,000,000	F	99	10	Massachusetts Mutual Life Insurance Company	AA+
2	$184,000	M	96	33	Reliastar Life Insurance Company	A
3	$219,000	M	96	33	Reliastar Life Insurance Company	A
4	$1,100,000	M	96	16	Reliastar Life Insurance Company	A
5	$1,500,000	F	96	19	Accordia Life and Annuity Company	A-
6	$1,000,000	F	95	20	Transamerica Life Insurance Company	AA-
7	$264,000	F	95	10	Lincoln Benefit Life Company	BBB+
8	$125,000	F	95	2	Lincoln National Life Insurance Company	AA-
9	$250,000	M	94	18	North American Company for Life and Health Insurance	A+
10	$3,500,000	M	94	25	Reliastar Life Insurance Company	A
11	$250,000	M	94	5	Transamerica Life Insurance Company	AA-
12	$572,429	F	93	21	Reliastar Life Insurance Company	A
13	$3,000,000	M	93	25	West Coast Life Insurance Company	AA-
14	$500,000	F	93	49	John Hancock Life Insurance Company (U.S.A.)	AA-
15	$5,000,000	F	93	40	American General Life Insurance Company	A+
16	$2,000,000	F	93	3	Pruco Life Insurance Company	AA-
17	$400,000	F	93	52	Principal Life Insurance Company	A+
18	$500,000	F	93	36	Sun Life Assurance Company of Canada (U.S.)	AA-
19	$5,000,000	F	93	20	John Hancock Life Insurance Company (U.S.A.)	AA-
20	$1,000,000	F	93	20	Lincoln National Life Insurance Company	AA-
21	$300,000	F	93	13	West Coast Life Insurance Company	AA-
22	$1,682,773	F	92	36	Hartford Life and Annuity Insurance Company	BBB+
23	$500,000	M	92	34	Massachusetts Mutual Life Insurance Company	AA+
24	$5,000,000	M	92	19	John Hancock Life Insurance Company (U.S.A.)	AA-
25	$3,100,000	F	92	20	Lincoln Benefit Life Company	BBB+
26	$1,500,000	F	92	49	Lincoln National Life Insurance Company	AA-
27	$3,000,000	F	92	23	Lincoln National Life Insurance Company	AA-
28	$144,000	M	92	44	Lincoln National Life Insurance Company	AA-
29	$500,000	M	92	34	Reliastar Life Insurance Company	A
30	$1,000,000	M	92	6	Voya Retirement Insurance and Annuity Company	A
31	$1,000,000	F	92	32	Pan-American Assurance Company	N/A
32	$1,000,000	F	91	35	United of Omaha Life Insurance Company	AA-
33	$3,500,000	F	91	55	John Hancock Life Insurance Company (U.S.A.)	AA-
34	$500,000	M	91	33	Allianz Life Insurance Company of North America	AA
35	$1,200,000	F	91	26	Massachusetts Mutual Life Insurance Company	AA+
36	$1,200,000	F	91	26	Massachusetts Mutual Life Insurance Company	AA+
37	$375,000	M	91	26	Lincoln National Life Insurance Company	AA-
38	$5,000,000	M	91	27	John Hancock Life Insurance Company (U.S.A.)	AA-
39	$500,000	F	91	22	Lincoln National Life Insurance Company	AA-
40	$5,000,000	F	91	37	Reliastar Life Insurance Company	A
41	$5,000,000	F	91	14	Lincoln National Life Insurance Company	AA-
42	$1,000,000	F	91	56	Lincoln National Life Insurance Company	AA-
43	$1,203,520	M	91	44	Columbus Life Insurance Company	AA
44	$1,350,000	F	91	25	Lincoln National Life Insurance Company	AA-

	Face Amount	Gender	Age (ALB)	LE (mo.) (1)	Insurance Company	S&P Rating
45	$3,500,000	F	91	27	Lincoln National Life Insurance Company	AA-
46	$5,000,000	F	90	33	Massachusetts Mutual Life Insurance Company	AA+
47	$100,000	M	90	22	American General Life Insurance Company	A+
48	$2,500,000	F	90	33	American General Life Insurance Company	A+
49	$2,500,000	M	90	38	Pacific Life Insurance Company	AA-
50	$4,000,000	F	90	55	Transamerica Life Insurance Company	AA-
51	$5,000,000	M	90	37	AXA Equitable Life Insurance Company	AA-
52	$1,103,922	F	90	45	Sun Life Assurance Company of Canada (U.S.)	AA-
53	$1,000,000	F	90	48	Transamerica Life Insurance Company	AA-
54	$250,000	F	90	48	Transamerica Life Insurance Company	AA-
55	$500,000	F	90	27	Transamerica Life Insurance Company	AA-
56	$1,050,000	M	90	29	John Hancock Life Insurance Company (U.S.A.)	AA-
57	$5,000,000	M	90	36	AIG Life Insurance Company	A+
58	$3,000,000	M	90	76	Transamerica Life Insurance Company	AA-
59	$1,000,000	M	90	27	AXA Equitable Life Insurance Company	AA-
60	$500,000	M	90	46	Lincoln National Life Insurance Company	AA-
61	$649,026	F	90	54	Midland National Life Insurance Company	A+
62	$4,785,380	F	90	28	John Hancock Life Insurance Company (U.S.A.)	AA-
63	$1,803,455	F	90	54	Metropolitan Life Insurance Company	AA-
64	$1,529,270	F	90	54	Metropolitan Life Insurance Company	AA-
65	$800,000	M	90	46	Lincoln National Life Insurance Company	AA-
66	$400,000	M	90	31	Lincoln National Life Insurance Company	AA-
67	$977,000	M	90	29	New York Life Insurance Company	AA+
68	$2,000,000	M	90	26	John Hancock Life Insurance Company (U.S.A.)	AA-
69	$5,000,000	M	90	36	John Hancock Life Insurance Company (U.S.A.)	AA-
70	$500,000	F	90	20	Nationwide Life and Annuity Insurance Company	A+
71	$2,225,000	F	90	67	Transamerica Life Insurance Company	AA-
72	$3,000,000	F	90	64	Massachusetts Mutual Life Insurance Company	AA+
73	$1,500,000	M	90	31	Union Central Life Insurance Company	N/A
74	$300,000	M	90	33	John Hancock Life Insurance Company (U.S.A.)	AA-
75	$3,000,000	M	90	28	Lincoln National Life Insurance Company	AA-
76	$2,000,000	M	90	31	John Hancock Life Insurance Company (U.S.A.)	AA-
77	$396,791	M	90	20	Lincoln National Life Insurance Company	AA-
78	$1,500,000	M	90	85	Transamerica Life Insurance Company	AA-
79	$1,000,000	F	90	64	Lincoln National Life Insurance Company	AA-
80	$1,000,000	F	89	38	Metropolitan Life Insurance Company	AA-
81	$248,859	F	89	19	Lincoln National Life Insurance Company	AA-
82	$1,000,000	F	89	46	General American Life Insurance Company	AA-
83	$500,000	F	89	51	Sun Life Assurance Company of Canada (U.S.)	AA-
84	$5,000,000	F	89	22	Transamerica Life Insurance Company	AA-
85	$3,000,000	M	89	30	Transamerica Life Insurance Company	AA-
86	$1,200,000	M	89	55	Transamerica Life Insurance Company	AA-
87	$1,000,000	M	89	60	AXA Equitable Life Insurance Company	AA-
88	$250,000	M	89	61	Metropolitan Life Insurance Company	AA-
89	$6,000,000	F	89	41	Sun Life Assurance Company of Canada (U.S.)	AA-
90	$330,000	M	89	52	AXA Equitable Life Insurance Company	AA-
91	$175,000	M	89	52	Metropolitan Life Insurance Company	AA-
92	$335,000	M	89	52	Metropolitan Life Insurance Company	AA-
93	$3,000,000	M	89	58	AXA Equitable Life Insurance Company	AA-
94	$2,000,000	F	89	33	Beneficial Life Insurance Company	N/A
95	$250,000	F	89	33	John Hancock Life Insurance Company (U.S.A.)	AA-
96	$1,000,000	F	89	24	New York Life Insurance Company	AA+
97	$1,250,000	M	89	21	Columbus Life Insurance Company	AA
98	$300,000	M	89	21	Columbus Life Insurance Company	AA
99	$10,000,000	F	89	71	West Coast Life Insurance Company	AA-
100	$2,500,000	M	89	47	Transamerica Life Insurance Company	AA-
101	$1,000,000	F	89	36	West Coast Life Insurance Company	AA-
102	$2,000,000	F	89	36	West Coast Life Insurance Company	AA-

	Face Amount	Gender	Age (ALB)	LE (mo.) (1)	Insurance Company	S&P Rating
103	$5,000,000	M	89	81	West Coast Life Insurance Company	AA-
104	$800,000	M	89	39	National Western Life Insurance Company	A
105	$500,000	F	89	34	Transamerica Life Insurance Company	AA-
106	$400,000	F	89	34	Lincoln Benefit Life Company	BBB+
107	$1,269,017	M	89	19	Hartford Life and Annuity Insurance Company	BBB+
108	$1,500,000	F	89	37	Transamerica Life Insurance Company	AA-
109	$500,000	F	89	37	Transamerica Life Insurance Company	AA-
110	$1,000,000	M	89	27	Security Life of Denver Insurance Company	A
111	$200,000	M	89	33	Lincoln Benefit Life Company	BBB+
112	$4,445,467	M	89	42	Penn Mutual Life Insurance Company	A+
113	$7,500,000	M	89	34	Lincoln National Life Insurance Company	AA-
114	$3,600,000	F	89	50	AXA Equitable Life Insurance Company	AA-
115	$5,000,000	M	89	62	Lincoln National Life Insurance Company	AA-
116	$4,513,823	F	89	21	Accordia Life and Annuity Company	A-
117	$309,000	M	89	21	Transamerica Life Insurance Company	AA-
118	$100,000	F	89	40	American General Life Insurance Company	A+
119	$100,000	F	89	40	American General Life Insurance Company	A+
120	$2,000,000	F	89	58	U.S. Financial Life Insurance Company	N/A
121	$1,000,000	M	89	26	Lincoln National Life Insurance Company	AA-
122	$1,000,000	M	88	33	John Hancock Life Insurance Company (U.S.A.)	AA-
123	$2,000,000	M	88	33	John Hancock Life Insurance Company (U.S.A.)	AA-
124	$5,000,000	M	88	34	Lincoln National Life Insurance Company	AA-
125	$1,365,000	F	88	75	Transamerica Life Insurance Company	AA-
126	$5,000,000	F	88	51	Lincoln National Life Insurance Company	AA-
127	$250,000	M	88	31	Wilton Reassurance Life Insurance Company	N/A
128	$1,000,000	F	88	69	Security Life of Denver Insurance Company	A
129	$200,000	F	88	68	Lincoln National Life Insurance Company	AA-
130	$1,000,000	M	88	31	Sun Life Assurance Company of Canada (U.S.)	AA-
131	$1,000,000	M	88	25	Massachusetts Mutual Life Insurance Company	AA+
132	$1,000,000	F	88	16	State Farm Life Insurance Company	AA
133	$2,000,000	M	88	77	Transamerica Life Insurance Company	AA-
134	$209,176	M	88	74	Lincoln National Life Insurance Company	AA-
135	$8,500,000	M	88	69	Massachusetts Mutual Life Insurance Company	AA+
136	$1,000,000	M	88	19	Transamerica Life Insurance Company	AA-
137	$500,000	M	88	63	Metropolitan Life Insurance Company	AA-
138	$750,000	F	88	63	Lincoln National Life Insurance Company	AA-
139	$1,500,000	F	88	63	Lincoln National Life Insurance Company	AA-
140	$400,000	F	88	63	Lincoln National Life Insurance Company	AA-
141	$1,250,000	F	88	63	Lincoln National Life Insurance Company	AA-
142	$2,000,000	M	88	34	Lincoln National Life Insurance Company	AA-
143	$200,000	M	88	54	AIG Life Insurance Company	A+
144	$500,000	F	88	40	Beneficial Life Insurance Company	N/A
145	$2,000,000	M	88	64	Lincoln National Life Insurance Company	AA-
146	$1,800,000	M	88	36	John Hancock Life Insurance Company (U.S.A.)	AA-
147	$120,500	M	88	23	New England Life Insurance Company	A+
148	$4,000,000	M	88	34	Metropolitan Life Insurance Company	AA-
149	$2,000,000	M	88	70	Security Life of Denver Insurance Company	A
150	$2,000,000	M	88	70	Security Life of Denver Insurance Company	A
151	$2,000,000	M	88	70	Security Life of Denver Insurance Company	A
152	$1,500,000	M	88	41	AXA Equitable Life Insurance Company	AA-
153	$1,500,000	M	87	21	Transamerica Life Insurance Company	AA-
154	$1,000,000	F	87	55	AXA Equitable Life Insurance Company	AA-
155	$2,000,000	M	87	37	Metropolitan Life Insurance Company	AA-
156	$3,000,000	M	87	37	Metropolitan Life Insurance Company	AA-
157	$1,000,000	M	87	23	John Hancock Life Insurance Company (U.S.A.)	AA-
158	$2,000,000	F	87	66	AXA Equitable Life Insurance Company	AA-
159	$5,000,000	F	87	41	Security Life of Denver Insurance Company	A
160	$3,000,000	F	87	65	Sun Life Assurance Company of Canada (U.S.)	AA-

	Face Amount	Gender	Age (ALB)	LE (mo.) (1)	Insurance Company	S&P Rating
161	$125,000	M	87	46	Jackson National Life Insurance Company	AA
162	$2,500,000	M	87	49	Metropolitan Life Insurance Company	AA-
163	$1,500,000	M	87	67	AXA Equitable Life Insurance Company	AA-
164	$1,000,000	M	87	38	AXA Equitable Life Insurance Company	AA-
165	$2,328,547	M	87	32	Metropolitan Life Insurance Company	AA-
166	$2,000,000	M	87	32	Metropolitan Life Insurance Company	AA-
167	$5,000,000	M	87	69	Security Life of Denver Insurance Company	A
168	$3,000,000	F	87	46	Transamerica Life Insurance Company	AA-
169	$5,000,000	M	87	54	Security Life of Denver Insurance Company	A
170	$347,211	F	87	23	Pruco Life Insurance Company	AA-
171	$1,000,000	M	87	31	John Hancock Life Insurance Company (U.S.A.)	AA-
172	$500,000	M	87	32	New England Life Insurance Company	A+
173	$4,000,000	F	87	50	Reliastar Life Insurance Company	A
174	$284,924	M	87	43	Transamerica Life Insurance Company	AA-
175	$5,000,000	F	87	73	American General Life Insurance Company	A+
176	$2,000,000	M	87	45	AXA Equitable Life Insurance Company	AA-
177	$1,750,000	M	87	45	AXA Equitable Life Insurance Company	AA-
178	$2,000,000	F	87	69	John Hancock Life Insurance Company (U.S.A.)	AA-
179	$500,000	F	87	19	Transamerica Life Insurance Company	AA-
180	$2,000,000	M	87	21	Transamerica Life Insurance Company	AA-
181	$1,425,000	M	87	40	John Hancock Life Insurance Company (U.S.A.)	AA-
182	$500,000	M	87	37	Hartford Life and Annuity Insurance Company	BBB+
183	$800,000	M	87	34	Metropolitan Life Insurance Company	AA-
184	$5,000,000	F	86	81	AXA Equitable Life Insurance Company	AA-
185	$1,000,000	F	86	65	John Hancock Life Insurance Company (U.S.A.)	AA-
186	$694,487	M	86	59	Lincoln National Life Insurance Company	AA-
187	$6,000,000	F	86	102	American General Life Insurance Company	A+
188	$1,433,572	M	86	37	Security Mutual Life Insurance Company of NY	N/A
189	$1,500,000	F	86	109	Lincoln Benefit Life Company	BBB+
190	$1,000,000	F	86	29	Metropolitan Life Insurance Company	AA-
191	$1,000,000	M	86	43	Columbus Life Insurance Company	AA
192	$750,000	M	86	67	West Coast Life Insurance Company	AA-
193	$4,000,000	M	86	21	John Hancock Life Insurance Company (U.S.A.)	AA-
194	$1,000,000	M	86	58	John Hancock Life Insurance Company (U.S.A.)	AA-
195	$2,000,000	F	86	79	Lincoln Benefit Life Company	BBB+
196	$1,000,000	M	86	37	Security Life of Denver Insurance Company	A
197	$2,000,000	F	86	55	New York Life Insurance Company	AA+
198	$5,000,000	M	86	68	Lincoln National Life Insurance Company	AA-
199	$2,400,000	M	86	21	Genworth Life Insurance Company	BB-
200	$3,000,000	M	86	71	Transamerica Life Insurance Company	AA-
201	$600,000	M	86	80	AXA Equitable Life Insurance Company	AA-
202	$7,600,000	F	86	79	Transamerica Life Insurance Company	AA-
203	$250,000	M	86	12	Midland National Life Insurance Company	A+
204	$1,000,000	M	86	47	Lincoln National Life Insurance Company	AA-
205	$450,000	M	86	47	American General Life Insurance Company	A+
206	$2,500,000	F	86	58	American General Life Insurance Company	A+
207	$2,500,000	M	86	42	AXA Equitable Life Insurance Company	AA-
208	$3,000,000	M	86	42	Lincoln National Life Insurance Company	AA-
209	$500,000	M	86	27	Genworth Life Insurance Company	BB-
210	$1,980,000	M	86	34	New York Life Insurance Company	AA+
211	$3,000,000	F	86	31	AXA Equitable Life Insurance Company	AA-
212	$2,000,000	M	86	57	American National Insurance Company	A
213	$250,000	M	86	60	Voya Retirement Insurance and Annuity Company	A
214	$1,800,000	F	86	43	Lincoln National Life Insurance Company	AA-
215	$1,703,959	M	86	52	Lincoln National Life Insurance Company	AA-
216	$2,000,000	M	86	39	Metropolitan Life Insurance Company	AA-

	Face Amount	Gender	Age (ALB)	LE (mo.) (1)	Insurance Company	S&P Rating
217	$500,000	M	86	8	Great Southern Life Insurance Company	N/A
218	$1,000,000	M	86	41	Hartford Life and Annuity Insurance Company	BBB+
219	$3,500,000	F	86	82	Lincoln Benefit Life Company	BBB+
220	$1,000,000	M	86	72	Lincoln National Life Insurance Company	AA-
221	$1,000,000	M	86	42	Metropolitan Life Insurance Company	AA-
222	$300,000	M	86	43	New England Life Insurance Company	A+
223	$200,000	M	85	57	John Hancock Life Insurance Company (U.S.A.)	AA-
224	$10,000,000	M	85	107	Pacific Life Insurance Company	AA-
225	$80,000	F	85	40	Protective Life Insurance Company	AA-
226	$1,000,000	M	85	44	Texas Life Insurance Company	N/A
227	$500,000	M	85	84	Metropolitan Life Insurance Company	AA-
228	$2,000,000	M	85	46	National Life Insurance Company	A+
229	$3,000,000	M	85	26	U.S. Financial Life Insurance Company	N/A
230	$2,147,816	F	85	99	John Hancock Life Insurance Company (U.S.A.)	AA-
231	$4,200,000	F	85	98	Transamerica Life Insurance Company	AA-
232	$325,000	M	85	46	Genworth Life and Annuity Insurance Company	BB-
233	$175,000	M	85	46	Genworth Life and Annuity Insurance Company	BB-
234	$850,000	M	85	41	American General Life Insurance Company	A+
235	$1,900,000	M	85	48	American National Insurance Company	A
236	$500,000	M	85	30	New York Life Insurance Company	AA+
237	$500,000	M	85	30	New York Life Insurance Company	AA+
238	$5,000,000	M	85	39	AXA Equitable Life Insurance Company	AA-
239	$385,000	M	85	55	Metropolitan Life Insurance Company	AA-
240	$500,000	M	85	55	Metropolitan Life Insurance Company	AA-
241	$75,000	M	85	34	Fidelity and Guaranty Insurance Company	BBB-
242	$1,500,000	M	85	63	Lincoln National Life Insurance Company	AA-
243	$250,000	M	85	35	Ohio State Insurance Company	N/A
244	$5,000,000	M	85	84	Banner Life Insurance Company	AA-
245	$3,500,000	F	85	70	AXA Equitable Life Insurance Company	AA-
246	$1,000,000	F	85	82	West Coast Life Insurance Company	AA-
247	$8,500,000	M	85	84	John Hancock Life Insurance Company (U.S.A.)	AA-
248	$3,000,000	F	85	50	Metropolitan Life Insurance Company	AA-
249	$750,000	M	85	59	John Hancock Life Insurance Company (U.S.A.)	AA-
250	$4,500,000	M	85	55	AXA Equitable Life Insurance Company	AA-
251	$250,000	M	85	35	Transamerica Life Insurance Company	AA-
252	$2,275,000	M	85	73	Reliastar Life Insurance Company	A
253	$120,000	F	85	73	Lincoln National Life Insurance Company	AA-
254	$77,000	F	85	73	Lincoln National Life Insurance Company	AA-
255	$10,000,000	M	85	64	AXA Equitable Life Insurance Company	AA-
256	$5,000,000	M	85	59	Transamerica Life Insurance Company	AA-
257	$300,000	F	85	87	AXA Equitable Life Insurance Company	AA-
258	$500,000	F	85	87	AXA Equitable Life Insurance Company	AA-
259	$900,000	M	85	56	Hartford Life and Annuity Insurance Company	BBB+
260	$340,000	F	85	68	Jackson National Life Insurance Company	AA
261	$2,000,000	M	85	75	Pacific Life Insurance Company	AA-
262	$3,500,000	M	85	62	AXA Equitable Life Insurance Company	AA-
263	$6,217,200	F	85	103	Phoenix Life Insurance Company	BB-
264	$7,600,000	M	85	81	Transamerica Life Insurance Company	AA-
265	$3,000,000	M	85	44	Metropolitan Life Insurance Company	AA-
266	$1,275,000	M	85	37	General American Life Insurance Company	AA-
267	$2,000,000	F	85	79	Lincoln National Life Insurance Company	AA-
268	$2,247,450	F	85	43	Transamerica Life Insurance Company	AA-
269	$1,000,000	M	85	35	American General Life Insurance Company	A+
270	$750,000	M	85	70	AXA Equitable Life Insurance Company	AA-
271	$500,000	F	85	78	Metropolitan Life Insurance Company	AA-
272	$400,000	M	85	32	Transamerica Life Insurance Company	AA-
273	$3,500,000	M	85	46	Pacific Life Insurance Company	AA-
274	$2,500,000	M	85	46	AXA Equitable Life Insurance Company	AA-

	Face Amount	Gender	Age (ALB)	LE (mo.) (1)	Insurance Company	S&P Rating
275	$3,000,000	M	84	50	Protective Life Insurance Company	AA-
276	$1,500,000	M	84	50	American General Life Insurance Company	A+
277	$2,000,000	F	84	86	Transamerica Life Insurance Company	AA-
278	$1,000,000	M	84	52	Lincoln National Life Insurance Company	AA-
279	$1,500,000	M	84	55	Pacific Life Insurance Company	AA-
280	$600,000	M	84	54	Massachusetts Mutual Life Insurance Company	AA+
281	$5,000,000	M	84	90	American General Life Insurance Company	A+
282	$250,000	M	84	123	Reliastar Life Insurance Company	A
283	$10,000,000	M	84	55	Lincoln National Life Insurance Company	AA-
284	$1,000,000	M	84	134	Reliastar Life Insurance Company	A
285	$1,000,000	F	84	59	American General Life Insurance Company	A+
286	$2,000,000	F	84	69	Lincoln National Life Insurance Company	AA-
287	$1,995,000	F	84	63	Transamerica Life Insurance Company	AA-
288	$838,542	M	84	103	Transamerica Life Insurance Company	AA-
289	$10,000,000	M	84	62	New York Life Insurance Company	AA+
290	$1,000,000	M	84	51	Hartford Life and Annuity Insurance Company	BBB+
291	$1,000,000	M	84	51	Jackson National Life Insurance Company	AA
292	$417,300	M	84	82	Jackson National Life Insurance Company	AA
293	$2,300,000	M	84	10	American General Life Insurance Company	A+
294	$2,500,000	F	84	55	Reliastar Life Insurance Company	A
295	$5,000,000	F	84	42	Massachusetts Mutual Life Insurance Company	AA+
296	$5,000,000	M	84	61	Transamerica Life Insurance Company	AA-
297	$2,000,000	M	84	53	Ohio National Life Assurance Corporation	A+
298	$1,000,000	M	84	53	Ohio National Life Assurance Corporation	A+
299	$500,000	F	84	85	AXA Equitable Life Insurance Company	AA-
300	$2,400,000	M	84	55	Phoenix Life Insurance Company	BB-
301	$350,000	M	84	22	Jackson National Life Insurance Company	AA
302	$5,000,000	M	84	74	Lincoln National Life Insurance Company	AA-
303	$5,000,000	F	83	61	Security Mutual Life Insurance Company of NY	N/A
304	$5,000,000	M	83	71	AXA Equitable Life Insurance Company	AA-
305	$6,000,000	M	83	87	Transamerica Life Insurance Company	AA-
306	$8,000,000	M	83	67	AXA Equitable Life Insurance Company	AA-
307	$850,000	F	83	81	Zurich Life Insurance Company	A
308	$550,000	M	83	98	Genworth Life Insurance Company	BB-
309	$500,000	M	83	47	West Coast Life Insurance Company	AA-
310	$1,680,000	F	83	53	AXA Equitable Life Insurance Company	AA-
311	$1,000,000	F	83	74	Lincoln National Life Insurance Company	AA-
312	$2,000,000	M	83	67	New York Life Insurance Company	AA+
313	$1,250,000	M	83	83	Metropolitan Life Insurance Company	AA-
314	$1,000,000	M	83	62	AXA Equitable Life Insurance Company	AA-
315	$1,000,000	M	83	41	American General Life Insurance Company	A+
316	$1,600,000	M	83	68	John Hancock Life Insurance Company (U.S.A.)	AA-
317	$1,700,000	M	83	68	John Hancock Life Insurance Company (U.S.A.)	AA-
318	$1,000,000	M	83	51	AXA Equitable Life Insurance Company	AA-
319	$1,500,000	M	83	52	Lincoln Benefit Life Company	BBB+
320	$10,000,000	F	83	50	Transamerica Life Insurance Company	AA-
321	$50,000	M	83	69	Transamerica Life Insurance Company	AA-
322	$3,000,000	M	83	92	John Hancock Life Insurance Company (U.S.A.)	AA-
323	$10,000,000	M	83	53	Hartford Life and Annuity Insurance Company	BBB+
324	$1,750,000	M	83	66	AXA Equitable Life Insurance Company	AA-
325	$5,000,000	M	83	61	AXA Equitable Life Insurance Company	AA-
326	$300,000	F	83	58	Hartford Life and Annuity Insurance Company	BBB+
327	$250,000	M	83	80	American General Life Insurance Company	A+
328	$2,502,000	M	83	128	Transamerica Life Insurance Company	AA-
329	$170,000	F	83	48	Reliastar Life Insurance Company	A
330	$240,000	M	83	29	Lincoln National Life Insurance Company	AA-

	Face Amount	Gender	Age (ALB)	LE (mo.) (1)	Insurance Company	S&P Rating
331	$10,000,000	M	83	95	John Hancock Life Insurance Company (U.S.A.)	AA-
332	$10,000,000	M	83	88	Pacific Life Insurance Company	AA-
333	$1,210,000	M	83	50	Lincoln National Life Insurance Company	AA-
334	$3,000,000	F	83	89	West Coast Life Insurance Company	AA-
335	$7,000,000	M	83	69	Genworth Life Insurance Company	BB-
336	$8,000,000	M	82	109	Metropolitan Life Insurance Company	AA-
337	$500,000	M	82	39	Genworth Life and Annuity Insurance Company	BB-
338	$3,000,000	M	82	127	Metropolitan Life Insurance Company	AA-
339	$300,000	F	82	83	Metropolitan Life Insurance Company	AA-
340	$600,000	M	82	38	Lincoln National Life Insurance Company	AA-
341	$800,000	M	82	63	North American Company for Life And Health Insurance	A+
342	$8,000,000	F	82	90	John Hancock Life Insurance Company (U.S.A.)	AA-
343	$2,000,000	M	82	17	Metropolitan Life Insurance Company	AA-
344	$3,000,000	F	82	52	AXA Equitable Life Insurance Company	AA-
345	$3,000,000	F	82	52	AXA Equitable Life Insurance Company	AA-
346	$1,000,000	F	82	73	Lincoln Benefit Life Company	BBB+
347	$1,000,000	M	82	77	Penn Mutual Life Insurance Company	A+
348	$6,000,000	M	82	106	AXA Equitable Life Insurance Company	AA-
349	$320,987	F	82	89	John Hancock Life Insurance Company (U.S.A.)	AA-
350	$130,000	M	82	38	Genworth Life Insurance Company	BB-
351	$700,000	M	82	84	Banner Life Insurance Company	AA-
352	$1,000,000	M	82	84	John Hancock Life Insurance Company (U.S.A.)	AA-
353	$1,000,000	M	82	117	Protective Life Insurance Company	AA-
354	$2,000,000	F	82	74	Pacific Life Insurance Company	AA-
355	$2,000,000	M	82	66	Metropolitan Life Insurance Company	AA-
356	$2,000,000	M	82	66	Metropolitan Life Insurance Company	AA-
357	$218,362	M	82	113	Lincoln National Life Insurance Company	AA-
358	$100,000	M	82	69	Prudential Insurance Company of America	AA-
359	$1,029,871	M	82	124	Principal Life Insurance Company	A+
360	$2,000,000	F	82	60	Transamerica Life Insurance Company	AA-
361	$1,500,000	F	82	61	Protective Life Insurance Company	AA-
362	$3,500,000	M	82	68	Metropolitan Life Insurance Company	AA-
363	$687,006	M	82	66	The State Life Insurance Company	AA-
364	$250,000	F	82	86	Accordia Life and Annuity Company	A-
365	$3,000,000	M	82	106	Principal Life Insurance Company	A+
366	$200,000	M	82	35	Pruco Life Insurance Company	AA-
367	$1,700,000	M	82	47	Lincoln National Life Insurance Company	AA-
368	$180,000	F	82	78	Midland National Life Insurance Company	A+
369	$500,000	M	82	35	Transamerica Life Insurance Company	AA-
370	$3,000,000	M	81	30	Pacific Life Insurance Company	AA-
371	$3,000,000	M	81	30	Minnesota Life Insurance Company	A+
372	$3,000,000	M	81	30	Pruco Life Insurance Company	AA-
373	$3,000,000	M	81	75	Reliastar Life Insurance Company	A
374	$5,000,000	M	81	81	Pacific Life Insurance Company	AA-
375	$5,000,000	M	81	81	Pacific Life Insurance Company	AA-
376	$4,000,000	M	81	66	Lincoln National Life Insurance Company	AA-
377	$250,000	M	81	60	United of Omaha Life Insurance Company	AA-
378	$3,601,500	M	81	80	Transamerica Life Insurance Company	AA-
379	$1,000,000	M	81	80	Sun Life Assurance Company of Canada (U.S.)	AA-
380	$200,000	M	81	58	Protective Life Insurance Company	AA-
381	$150,000	M	81	58	Protective Life Insurance Company	AA-
382	$150,000	M	81	58	Protective Life Insurance Company	AA-
383	$350,000	M	81	58	Lincoln National Life Insurance Company	AA-
384	$1,187,327	M	81	80	Transamerica Life Insurance Company	AA-
385	$5,000,000	M	81	112	Principal Life Insurance Company	A+
386	$150,000	M	81	77	MetLife Insurance Company USA	A+
387	$500,000	M	81	65	American General Life Insurance Company	A+
388	$5,000,000	M	81	91	John Hancock Life Insurance Company (U.S.A.)	AA-

	Face Amount	Gender	Age (ALB)	LE (mo.) (1)	Insurance Company	S&P Rating
389	$100,000	M	81	95	Protective Life Insurance Company	AA-
390	$7,000,000	M	81	71	Lincoln Benefit Life Company	BBB+
391	$100,000	M	81	52	North American Company for Life And Health Insurance	A+
392	$1,000,000	M	81	99	Lincoln National Life Insurance Company	AA-
393	$6,799,139	M	81	105	AXA Equitable Life Insurance Company	AA-
394	$476,574	M	81	58	Transamerica Life Insurance Company	AA-
395	$250,000	M	81	80	AXA Equitable Life Insurance Company	AA-
396	$5,500,000	M	81	105	Metropolitan Life Insurance Company	AA-
397	$2,250,000	M	81	79	Massachusetts Mutual Life Insurance Company	AA+
398	$4,000,000	M	81	79	Lincoln National Life Insurance Company	AA-
399	$4,300,000	F	81	94	American National Insurance Company	A
400	$1,000,000	F	81	107	John Hancock Life Insurance Company (U.S.A.)	AA-
401	$6,000,000	M	81	103	AXA Equitable Life Insurance Company	AA-
402	$200,000	M	81	52	Kansas City Life Insurance Company	N/A
403	$200,000	M	81	43	Lincoln National Life Insurance Company	AA-
404	$6,000,000	M	81	92	AXA Equitable Life Insurance Company	AA-
405	$5,000,000	F	81	101	Reliastar Life Insurance Company	A
406	$750,000	M	81	55	Lincoln National Life Insurance Company	AA-
407	$3,000,000	M	81	80	Principal Life Insurance Company	A+
408	$5,000,000	M	80	121	Lincoln National Life Insurance Company	AA-
409	$3,000,000	M	80	71	American General Life Insurance Company	A+
410	$70,000	M	80	37	Pioneer Mutual Life Insurance Company	N/A
411	$800,000	F	80	85	Prudential Insurance Company of America	AA-
412	$5,000,000	M	80	65	John Hancock Life Insurance Company (U.S.A.)	AA-
413	$500,000	M	80	54	John Hancock Life Insurance Company (U.S.A.)	AA-
414	$5,000,000	M	80	74	John Hancock Life Insurance Company (U.S.A.)	AA-
415	$200,000	M	80	84	Lincoln National Life Insurance Company	AA-
416	$1,250,000	M	80	83	AXA Equitable Life Insurance Company	AA-
417	$1,000,000	M	80	107	Transamerica Life Insurance Company	AA-
418	$800,000	M	80	107	Columbus Life Insurance Company	AA
419	$3,000,000	F	80	74	New York Life Insurance Company	AA+
420	$1,009,467	M	80	45	John Hancock Life Insurance Company (U.S.A.)	AA-
421	$4,000,000	M	80	55	Metropolitan Life Insurance Company	AA-
422	$2,500,000	M	80	73	Massachusetts Mutual Life Insurance Company	AA+
423	$2,500,000	M	80	73	Massachusetts Mutual Life Insurance Company	AA+
424	$5,000,000	M	80	44	John Hancock Life Insurance Company (U.S.A.)	AA-
425	$1,000,000	M	80	70	Transamerica Life Insurance Company	AA-
426	$500,000	M	80	96	Transamerica Life Insurance Company	AA-
427	$500,000	F	80	109	Columbus Life Insurance Company	AA
428	$775,000	M	80	108	Lincoln National Life Insurance Company	AA-
429	$929,975	M	80	63	Lincoln National Life Insurance Company	AA-
430	$1,445,000	F	80	89	AXA Equitable Life Insurance Company	AA-
431	$1,500,000	F	80	89	AXA Equitable Life Insurance Company	AA-
432	$1,000,000	M	80	71	Lincoln National Life Insurance Company	AA-
433	$325,000	M	80	31	American General Life Insurance Company	A+
434	$3,750,000	M	80	35	AXA Equitable Life Insurance Company	AA-
435	$1,000,000	M	80	95	Metropolitan Life Insurance Company	AA-
436	$550,000	M	80	65	Pruco Life Insurance Company	AA-
437	$300,000	M	80	65	Pruco Life Insurance Company	AA-
438	$800,000	M	80	85	Minnesota Life Insurance Company	A+
439	$1,000,000	M	80	87	Massachusetts Mutual Life Insurance Company	AA+
440	$1,200,000	F	80	97	AXA Equitable Life Insurance Company	AA-
441	$5,000,000	M	80	161	West Coast Life Insurance Company	AA-
442	$2,000,000	F	80	45	Transamerica Life Insurance Company	AA-
443	$1,000,000	M	80	65	Ameritas Life Insurance Corporation	A+
444	$2,000,000	M	80	65	Metropolitan Life Insurance Company	AA-

	Face Amount	Gender	Age (ALB)	LE (mo.) (1)	Insurance Company	S&P Rating
445	$1,358,500	M	80	65	Metropolitan Life Insurance Company	AA-
446	$500,000	M	79	121	Prudential Insurance Company of America	AA-
447	$1,000,000	M	79	99	Metropolitan Life Insurance Company	AA-
448	$1,200,000	F	79	118	Athene Annuity & Life Assurance Company	A-
449	$2,840,000	M	79	78	Transamerica Life Insurance Company	AA-
450	$750,000	M	79	75	North American Company for Life and Health Insurance	A+
451	$1,000,000	M	79	75	John Hancock Life Insurance Company (U.S.A.)	AA-
452	$500,000	M	79	75	North American Company for Life and Health Insurance	A+
453	$50,000	M	79	33	Lincoln National Life Insurance Company	AA-
454	$4,000,000	F	79	79	Transamerica Life Insurance Company	AA-
455	$1,000,000	F	79	62	John Hancock Life Insurance Company (U.S.A.)	AA-
456	$2,000,000	M	79	87	Lincoln National Life Insurance Company	AA-
457	$2,000,000	M	79	87	Lincoln National Life Insurance Company	AA-
458	$5,000,000	M	79	105	Lincoln National Life Insurance Company	AA-
459	$4,000,000	M	79	132	John Hancock Life Insurance Company (U.S.A.)	AA-
460	$300,000	M	79	67	Lincoln National Life Insurance Company	AA-
461	$1,750,000	M	79	51	John Hancock Life Insurance Company (U.S.A.)	AA-
462	$5,000,000	M	79	89	Transamerica Life Insurance Company	AA-
463	$1,000,000	M	79	107	Principal Life Insurance Company	A+
464	$500,000	F	79	126	Ohio National Life Assurance Corporation	A+
465	$6,250,000	M	79	176	John Hancock Life Insurance Company (U.S.A.)	AA-
466	$750,000	M	79	102	General American Life Insurance Company	AA-
467	$600,000	M	79	71	Protective Life Insurance Company	AA-
468	$400,000	M	79	105	John Hancock Life Insurance Company (U.S.A.)	AA-
469	$300,000	M	78	65	Penn Mutual Life Insurance Company	A+
470	$500,000	F	78	141	Accordia Life and Annuity Company	A-
471	$5,000,000	M	78	123	AXA Equitable Life Insurance Company	AA-
472	$1,000,000	M	78	90	Accordia Life and Annuity Company	A-
473	$3,000,000	M	78	84	Pruco Life Insurance Company	AA-
474	$3,000,000	F	78	93	John Hancock Life Insurance Company (U.S.A.)	AA-
475	$200,000	F	78	131	West Coast Life Insurance Company	AA-
476	$250,000	M	78	121	Accordia Life and Annuity Company	A-
477	$1,100,000	M	78	125	Accordia Life and Annuity Company	A-
478	$3,000,000	M	78	91	Protective Life Insurance Company	AA-
479	$2,000,000	F	78	105	Accordia Life and Annuity Company	A-
480	$2,200,000	F	78	127	Reliastar Life Insurance Company	A
481	$4,000,000	M	78	56	Massachusetts Mutual Life Insurance Company	AA+
482	$10,000,000	M	78	119	AXA Equitable Life Insurance Company	AA-
483	$2,500,000	M	78	126	John Hancock Life Insurance Company (U.S.A.)	AA-
484	$2,500,000	M	78	126	John Hancock Life Insurance Company (U.S.A.)	AA-
485	$1,000,000	F	78	115	John Hancock Life Insurance Company (U.S.A.)	AA-
486	$1,000,000	F	78	118	American General Life Insurance Company	A+
487	$7,000,000	F	78	108	Pacific Life Insurance Company	AA-
488	$100,946	F	78	146	Genworth Life and Annuity Insurance Company	BB-
489	$2,000,000	M	78	92	Genworth Life Insurance Company	BB-
490	$350,000	M	78	98	AXA Equitable Life Insurance Company	AA-
491	$600,000	M	78	98	AXA Equitable Life Insurance Company	AA-
492	$1,000,000	M	78	71	Pacific Life Insurance Company	AA-
493	$2,000,000	M	78	105	Transamerica Life Insurance Company	AA-
494	$200,000	M	78	104	Prudential Insurance Company of America	AA-
495	$2,000,000	F	78	153	Lincoln National Life Insurance Company	AA-
496	$150,000	M	78	92	Genworth Life Insurance Company	BB-
497	$490,620	M	78	74	Ameritas Life Insurance Corporation	A+
498	$2,000,000	M	78	52	Athene Annuity & Life Assurance Company	A-
499	$7,097,434	M	78	144	Lincoln National Life Insurance Company	AA-
500	$5,000,000	M	78	49	West Coast Life Insurance Company	AA-
501	$1,000,000	M	77	71	Metropolitan Life Insurance Company	AA-
502	$730,000	M	77	88	Transamerica Life Insurance Company	AA-

	Face Amount	Gender	Age (ALB)	LE (mo.) (1)	Insurance Company	S&P Rating
503	$5,000,000	M	77	135	Pruco Life Insurance Company	AA-
504	$1,000,000	M	77	114	Transamerica Life Insurance Company	AA-
505	$750,000	M	77	100	Protective Life Insurance Company	AA-
506	$250,000	M	77	91	Midland National Life Insurance Company	A+
507	$3,000,000	M	77	46	Accordia Life and Annuity Company	A-
508	$1,000,000	M	77	135	AXA Equitable Life Insurance Company	AA-
509	$200,000	M	77	60	Reliastar Life Insurance Company	A
510	$500,000	M	77	89	AXA Equitable Life Insurance Company	AA-
511	$3,000,000	M	77	100	John Hancock Life Insurance Company (U.S.A.)	AA-
512	$5,000,000	M	77	100	John Hancock Life Insurance Company (U.S.A.)	AA-
513	$1,000,000	M	77	114	Security Life of Denver Insurance Company	A
514	$5,000,000	M	77	128	Massachusetts Mutual Life Insurance Company	AA+
515	$5,000,000	M	77	128	Massachusetts Mutual Life Insurance Company	AA+
516	$8,000,000	M	77	86	Metropolitan Life Insurance Company	AA-
517	$1,000,000	M	77	82	Transamerica Life Insurance Company	AA-
518	$1,000,000	M	77	146	Security Mutual Life Insurance Company of NY	N/A
519	$1,000,000	M	77	91	Athene Annuity & Life Assurance Company of New York	A-
520	$355,700	M	77	96	Security Life of Denver Insurance Company	A
521	$6,500,000	F	77	64	General American Life Insurance Company	AA-
522	$5,000,000	M	77	75	Lincoln Benefit Life Company	BBB+
523	$250,000	M	77	127	West Coast Life Insurance Company	AA-
524	$750,000	F	77	72	Delaware Life Insurance Company	BBB+
525	$1,000,000	M	77	92	General American Life Insurance Company	AA-
526	$1,000,000	M	77	104	Transamerica Life Insurance Company	AA-
527	$2,000,000	M	77	138	John Hancock Life Insurance Company (U.S.A.)	AA-
528	$250,000	M	76	87	Lincoln Benefit Life Company	BBB+
529	$600,000	M	76	62	United of Omaha Life Insurance Company	AA-
530	$100,000	M	76	107	Transamerica Life Insurance Company	AA-
531	$3,000,000	F	76	142	Security Life of Denver Insurance Company	A
532	$200,000	M	76	59	Metropolitan Life Insurance Company	AA-
533	$100,000	M	76	59	Metropolitan Life Insurance Company	AA-
534	$3,172,397	M	76	65	Pacific Life Insurance Company	AA-
535	$2,000,000	M	76	99	Protective Life Insurance Company	AA-
536	$1,500,000	M	76	99	Protective Life Insurance Company	AA-
537	$100,000	M	76	46	AXA Equitable Life Insurance Company	AA-
538	$500,000	M	76	82	AXA Equitable Life Insurance Company	AA-
539	$500,000	M	76	96	United of Omaha Life Insurance Company	AA-
540	$750,000	M	76	22	North American Company for Life And Health Insurance	A+
541	$4,000,000	F	76	130	American General Life Insurance Company	A+
542	$300,000	M	76	71	AIG Life Insurance Company	A+
543	$500,000	M	76	81	AIG Life Insurance Company	A+
544	$300,000	M	76	30	Lincoln National Life Insurance Company	AA-
545	$172,245	F	76	48	Symetra Life Insurance Company	A
546	$5,004,704	M	76	125	American General Life Insurance Company	A+
547	$2,000,000	M	76	111	Pruco Life Insurance Company	AA-
548	$415,000	M	76	107	AIG Life Insurance Company	A+
549	$5,000,000	M	76	121	AIG Life Insurance Company	A+
550	$4,000,000	M	76	100	Security Mutual Life Insurance Company of NY	N/A
551	$2,000,000	M	76	92	American General Life Insurance Company	A+
552	$10,000,000	F	76	126	Reliastar Life Insurance Company	A
553	$1,000,000	F	76	141	John Hancock Life Insurance Company (U.S.A.)	AA-
554	$7,500,000	F	76	164	Security Life of Denver Insurance Company	A
555	$500,000	M	76	65	American General Life Insurance Company	A+
556	$250,000	M	76	66	Genworth Life and Annuity Insurance Company	BB-
557	$3,000,000	F	76	103	General American Life Insurance Company	AA-
558	$300,000	F	76	124	Minnesota Life Insurance Company	A+

	Face Amount	Gender	Age (ALB)	LE (mo.) (1)	Insurance Company	S&P Rating
559	$667,738	M	76	77	MONY Life Insurance Company of America	AA-
560	$370,000	F	76	117	Minnesota Life Insurance Company	A+
561	$4,547,770	F	75	167	Principal Life Insurance Company	A+
562	$500,000	M	75	80	Protective Life Insurance Company	AA-
563	$2,000,000	M	75	101	Phoenix Life Insurance Company	BB-
564	$1,000,000	M	75	85	Security Life of Denver Insurance Company	A
565	$500,000	M	75	31	Midland National Life Insurance Company	A+
566	$1,000,000	M	75	143	John Hancock Life Insurance Company (U.S.A.)	AA-
567	$750,000	M	75	141	Lincoln Benefit Life Company	BBB+
568	$150,000	M	75	95	Genworth Life Insurance Company	BB-
569	$1,000,000	M	75	90	Transamerica Life Insurance Company	AA-
570	$3,000,000	M	75	65	AXA Equitable Life Insurance Company	AA-
571	$1,000,000	F	75	135	Companion Life Insurance Company	AA-
572	$1,000,000	M	75	131	John Hancock Life Insurance Company (U.S.A.)	AA-
573	$500,000	M	75	54	William Penn Life Insurance Company of New York	AA-
574	$8,000,000	F	75	122	West Coast Life Insurance Company	AA-
575	$100,000	M	75	35	Voya Retirement Insurance and Annuity Company	A
576	$250,000	F	75	147	AXA Equitable Life Insurance Company	AA-
577	$3,000,000	M	75	104	Transamerica Life Insurance Company	AA-
578	$500,000	M	75	104	New York Life Insurance Company	AA+
579	$500,000	M	75	104	New York Life Insurance Company	AA+
580	$800,000	M	75	114	John Hancock Life Insurance Company (U.S.A.)	AA-
581	$190,000	M	75	95	Protective Life Insurance Company	AA-
582	$100,000	M	75	142	Protective Life Insurance Company	AA-
583	$2,000,072	M	75	159	American General Life Insurance Company	A+
584	$89,626	F	75	109	Union Central Life Insurance Company	N/A
585	$400,000	M	75	73	Protective Life Insurance Company	AA-
586	$500,000	M	75	87	Delaware Life Insurance Company	BBB+
587	$1,784,686	M	75	145	Transamerica Life Insurance Company	AA-
588	$100,000	M	75	134	Genworth Life Insurance Company	BB-
589	$250,000	F	75	163	Protective Life Insurance Company	AA-
590	$8,000,000	M	74	160	Metropolitan Life Insurance Company	AA-
591	$500,000	M	74	115	Ameritas Life Insurance Corporation	A+
592	$370,000	M	74	115	Ameritas Life Insurance Corporation	A+
593	$1,000,000	F	74	112	United of Omaha Life Insurance Company	AA-
594	$500,000	M	74	90	Lincoln National Life Insurance Company	AA-
595	$1,841,877	M	74	112	Metropolitan Life Insurance Company	AA-
596	$500,000	M	74	98	William Penn Life Insurance Company of New York	AA-
597	$100,000	M	74	102	Protective Life Insurance Company	AA-
598	$500,000	M	74	120	Metropolitan Life Insurance Company	AA-
599	$2,500,000	M	74	96	John Hancock Life Insurance Company (U.S.A.)	AA-
600	$500,000	M	74	126	Pruco Life Insurance Company	AA-
601	$1,000,000	M	74	99	John Hancock Life Insurance Company (U.S.A.)	AA-
602	$500,000	M	74	73	Phoenix Life Insurance Company	BB-
603	$8,600,000	M	74	143	AXA Equitable Life Insurance Company	AA-
604	$485,000	M	74	145	Metropolitan Life Insurance Company	AA-
605	$2,500,000	M	74	97	American General Life Insurance Company	A+
606	$100,000	M	74	96	Transamerica Life Insurance Company	AA-
607	$1,500,000	M	74	118	Lincoln National Life Insurance Company	AA-
608	$1,500,000	M	74	118	Lincoln National Life Insurance Company	AA-
609	$1,500,000	M	74	118	Lincoln National Life Insurance Company	AA-
610	$1,500,000	M	74	119	American General Life Insurance Company	A+
611	$1,500,000	M	74	119	American General Life Insurance Company	A+
612	$2,000,000	M	74	123	John Hancock Life Insurance Company (U.S.A.)	AA-
613	$2,500,000	M	74	129	Banner Life Insurance Company	AA-
614	$800,000	M	74	77	Commonwealth Annuity and Life Insurance Company	A-

	Face Amount	Gender	Age (ALB)	LE (mo.) (1)	Insurance Company	S&P Rating
615	$300,000	M	74	103	New England Life Insurance Company	A+
616	$1,167,000	M	74	44	Transamerica Life Insurance Company	AA-
617	$3,042,627	M	74	103	Massachusetts Mutual Life Insurance Company	AA+
618	$450,000	M	74	110	Jackson National Life Insurance Company	AA
619	$1,500,000	M	74	102	Metropolitan Life Insurance Company	AA-
620	$10,000,000	M	74	136	John Hancock Life Insurance Company (U.S.A.)	AA-
621	$10,000,000	M	74	110	AXA Equitable Life Insurance Company	AA-
622	$2,500,000	M	73	45	Transamerica Life Insurance Company	AA-
623	$750,000	M	73	122	Security Life of Denver Insurance Company	A
624	$1,000,000	M	73	95	Accordia Life and Annuity Company	A-
625	$3,000,000	M	73	152	John Hancock Life Insurance Company (U.S.A.)	AA-
626	$2,000,000	M	73	93	New York Life Insurance Company	AA+
627	$2,000,000	M	73	93	New York Life Insurance Company	AA+
628	$5,000,000	M	73	121	John Hancock Life Insurance Company (U.S.A.)	AA-
629	$250,000	F	73	101	Protective Life Insurance Company	AA-
630	$2,500,000	M	73	107	Lincoln National Life Insurance Company	AA-
631	$2,500,000	M	73	107	John Hancock Life Insurance Company (U.S.A.)	AA-
632	$2,000,000	M	73	113	Voya Retirement Insurance and Annuity Company	A
633	$1,500,000	M	73	113	Voya Retirement Insurance and Annuity Company	A
634	$390,025	M	73	137	Genworth Life and Annuity Insurance Company	BB-
635	$230,000	M	73	109	Transamerica Life Insurance Company	AA-
636	$139,398	F	73	18	Lincoln National Life Insurance Company	AA-
637	$500,000	M	73	29	North American Company for Life and Health Insurance	A+
638	$600,000	M	73	29	West Coast Life Insurance Company	AA-
639	$300,000	M	73	107	Protective Life Insurance Company	AA-
640	$190,000	F	73	183	Protective Life Insurance Company	AA-
641	$250,000	M	73	61	American General Life Insurance Company	A+
642	$160,000	M	73	85	RiverSource Life Insurance Company	AA-
643	$267,988	M	73	46	Minnesota Life Insurance Company	A+
644	$75,000	F	73	94	American General Life Insurance Company	A+
645	$600,000	M	73	78	AXA Equitable Life Insurance Company	AA-
646	$4,000,000	M	73	133	MONY Life Insurance Company of America	AA-
647	$1,000,000	F	73	151	American General Life Insurance Company	A+
648	$1,000,000	F	73	136	Reliastar Life Insurance Company	A
649	$420,000	M	73	114	RiverSource Life Insurance Company	AA-
650	$4,000,000	M	73	139	AXA Equitable Life Insurance Company	AA-
651	$250,000	M	72	44	Protective Life Insurance Company	AA-
652	$650,000	F	72	65	Security Life of Denver Insurance Company	A
653	$1,000,000	M	72	122	AIG Life Insurance Company	A+
654	$500,000	M	72	112	Ohio National Life Assurance Corporation	A+
655	$400,000	M	72	187	Protective Life Insurance Company	AA-
656	$232,000	M	72	171	Protective Life Insurance Company	AA-
657	$185,000	M	72	123	Genworth Life and Annuity Insurance Company	BB-
658	$750,000	M	72	117	Transamerica Life Insurance Company	AA-
659	$1,350,000	M	72	93	Lincoln National Life Insurance Company	AA-
660	$1,250,000	M	72	93	West Coast Life Insurance Company	AA-
661	$5,000,000	M	72	172	John Hancock Life Insurance Company (U.S.A.)	AA-
662	$1,500,000	F	72	145	Pruco Life Insurance Company	AA-
663	$5,000,000	M	72	84	Transamerica Life Insurance Company	AA-
664	$2,400,000	M	72	85	Transamerica Life Insurance Company	AA-
665	$500,000	M	72	86	Transamerica Life Insurance Company	AA-
666	$500,000	M	72	86	North American Company for Life And Health Insurance	A+
667	$10,000,000	M	72	160	Principal Life Insurance Company	A+
668	$420,000	M	72	123	Protective Life Insurance Company	AA-
669	$100,000	M	72	39	Genworth Life and Annuity Insurance Company	BB-
670	$300,000	M	72	39	Genworth Life Insurance Company	BB-
671	$314,000	M	72	131	Genworth Life Insurance Company	BB-
672	$250,000	M	72	131	Genworth Life Insurance Company	BB-

	Face Amount	Gender	Age (ALB)	LE (mo.) (1)	Insurance Company	S&P Rating
673	$150,000	M	72	28	Protective Life Insurance Company	AA-
674	$150,000	M	72	28	AXA Equitable Life Insurance Company	AA-
675	$1,000,000	M	72	48	John Hancock Life Insurance Company (U.S.A.)	AA-
676	$5,000,000	M	72	107	John Hancock Life Insurance Company (U.S.A.)	AA-
677	$5,000,000	M	72	107	John Hancock Life Insurance Company (U.S.A.)	AA-
678	$100,000	M	72	129	Protective Life Insurance Company	AA-
679	$5,000,000	M	72	143	Metropolitan Life Insurance Company	AA-
680	$250,000	F	71	113	Ohio National Life Assurance Corporation	A+
681	$57,500	M	71	87	Lincoln National Life Insurance Company	AA-
682	$1,000,000	M	71	161	Protective Life Insurance Company	AA-
683	$6,000,000	M	71	186	AXA Equitable Life Insurance Company	AA-
684	$1,000,000	M	71	148	Transamerica Life Insurance Company	AA-
685	$400,000	M	71	153	Lincoln National Life Insurance Company	AA-
686	$100,000	M	71	93	Massachusetts Mutual Life Insurance Company	AA+
687	$92,000	F	71	191	Protective Life Insurance Company	AA-
688	$300,000	M	71	187	John Hancock Life Insurance Company (U.S.A.)	AA-
689	$2,000,000	M	71	152	Hartford Life and Annuity Insurance Company	BBB+
690	$1,500,000	M	71	65	Lincoln National Life Insurance Company	AA-
691	$250,000	M	71	92	Massachusetts Mutual Life Insurance Company	AA+
692	$500,000	M	71	154	Protective Life Insurance Company	AA-
693	$250,000	M	71	176	Lincoln National Life Insurance Company	AA-
694	$1,500,000	M	71	98	Midland National Life Insurance Company	A+
695	$202,700	M	71	109	Farmers New World Life Insurance Company	N/A
696	$500,000	M	71	103	Lincoln Benefit Life Company	BBB+
697	$700,000	M	71	109	Massachusetts Mutual Life Insurance Company	AA+
698	$3,000,000	M	70	147	Guardian Life Insurance Company of America	AA+
699	$385,741	M	70	93	Security Life of Denver Insurance Company	A
700	$750,000	M	70	127	North American Company for Life And Health Insurance	A+
701	$100,000	F	70	157	North American Company for Life and Health Insurance	A+
702	$1,532,043	M	70	145	John Hancock Life Insurance Company (U.S.A.)	AA-
703	$1,000,000	M	70	179	AXA Equitable Life Insurance Company	AA-
704	$1,000,000	M	70	80	AXA Equitable Life Insurance Company	AA-
705	$4,000,000	M	70	125	MetLife Insurance Company USA	A+
706	$1,000,000	M	70	80	Protective Life Insurance Company	AA-
707	$200,000	M	70	172	Protective Life Insurance Company	AA-
708	$2,000,000	M	70	164	John Hancock Life Insurance Company (U.S.A.)	AA-
709	$2,000,000	M	70	106	Transamerica Life Insurance Company	AA-
710	$1,000,000	M	70	106	Genworth Life Insurance Company	BB-
711	$5,000,000	M	70	110	John Hancock Life Insurance Company (U.S.A.)	AA-
712	$4,000,000	M	70	110	AXA Equitable Life Insurance Company	AA-
713	$175,000	F	70	103	Lincoln National Life Insurance Company	AA-
714	$1,000,000	M	70	155	Accordia Life and Annuity Company	A-
715	$1,000,000	M	70	56	Protective Life Insurance Company	AA-
716	$1,000,000	M	70	123	Transamerica Life Insurance Company	AA-
717	$1,000,000	M	70	123	Protective Life Insurance Company	AA-
718	$2,000,000	M	70	74	Metropolitan Life Insurance Company	AA-
719	$2,000,000	M	70	74	Metropolitan Life Insurance Company	AA-
720	$1,000,000	M	70	145	John Hancock Life Insurance Company (U.S.A.)	AA-
721	$400,000	F	70	134	AXA Equitable Life Insurance Company	AA-
722	$500,000	M	70	152	Lincoln National Life Insurance Company	AA-
723	$1,000,000	M	69	39	AXA Equitable Life Insurance Company	AA-
724	$250,000	M	69	142	State Farm Life Insurance Company	AA
725	$200,000	M	69	142	State Farm Life Insurance Company	AA
726	$1,200,000	M	69	118	Massachusetts Mutual Life Insurance Company	AA+
727	$1,000,000	M	69	130	Transamerica Life Insurance Company	AA-
728	$1,000,000	M	69	151	Lincoln National Life Insurance Company	AA-
729	$250,000	F	69	68	Transamerica Life Insurance Company	AA-
730	$2,500,000	M	69	153	Pruco Life Insurance Company	AA-

	Face Amount	Gender	Age (ALB)	LE (mo.) (1)	Insurance Company	S&P Rating
731	$2,500,000	M	69	153	Pruco Life Insurance Company	AA-
732	$3,000,000	M	69	141	Genworth Life Insurance Company	BB-
733	$1,200,000	M	69	141	Genworth Life Insurance Company	BB-
734	$500,000	M	69	37	Voya Retirement Insurance and Annuity Company	A
735	$750,000	M	69	153	Northwestern Mutual Life Insurance Company	AA+
736	$2,000,000	M	69	164	John Hancock Life Insurance Company (U.S.A.)	AA-
737	$250,000	F	69	149	Protective Life Insurance Company	AA-
738	$150,000	M	69	111	Protective Life Insurance Company	AA-
739	$3,000,000	M	69	139	Transamerica Life Insurance Company	AA-
740	$100,000	M	69	116	Phoenix Life Insurance Company	BB-
741	$13,250,000	M	69	199	TIAA-CREF Life Insurance Company	AA+
742	$500,000	M	69	112	Lincoln National Life Insurance Company	AA-
743	$156,538	F	69	100	New York Life Insurance Company	AA+
744	$560,000	M	69	109	AXA Equitable Life Insurance Company	AA-
745	$1,100,000	M	69	146	John Hancock Life Insurance Company (U.S.A.)	AA-
746	$3,000,000	M	69	185	John Hancock Life Insurance Company (U.S.A.)	AA-
747	$300,000	M	69	86	Protective Life Insurance Company	AA-
748	$400,000	M	68	183	Lincoln National Life Insurance Company	AA-
749	$3,000,000	M	68	94	Reliastar Life Insurance Company	A
750	$2,000,000	M	68	94	AXA Equitable Life Insurance Company	AA-
751	$2,000,000	M	68	94	AXA Equitable Life Insurance Company	AA-
752	$1,000,000	M	68	43	Lincoln National Life Insurance Company	AA-
753	$1,000,000	M	68	73	Transamerica Life Insurance Company	AA-
754	$5,000,000	M	68	97	Athene Annuity & Life Assurance Company	A-
755	$1,000,000	M	68	141	Sun Life Assurance Company of Canada (U.S.)	AA-
756	$900,000	M	68	172	American General Life Insurance Company	A+
757	$846,510	M	68	121	Lincoln National Life Insurance Company	AA-
758	$846,210	M	68	121	Lincoln National Life Insurance Company	AA-
759	$5,000,000	M	68	113	Lincoln National Life Insurance Company	AA-
760	$600,000	M	68	80	William Penn Life Insurance Company of New York	AA-
761	$229,725	F	68	99	Hartford Life and Annuity Insurance Company	BBB+
762	$105,798	F	68	127	Lincoln Benefit Life Company	BBB+
763	$67,602	F	68	127	Allstate Life Insurance Company of New York	A+
764	$1,000,000	M	68	102	The Savings Bank Life Insurance Company of Massachusetts	A-
765	$5,616,468	M	68	174	John Hancock Life Insurance Company (U.S.A.)	AA-
766	$4,383,532	M	68	174	John Hancock Life Insurance Company (U.S.A.)	AA-
767	$320,000	M	68	154	Transamerica Life Insurance Company	AA-
768	$250,000	M	68	155	Pruco Life Insurance Company	AA-
769	$250,000	M	68	190	Zurich Life Insurance Company	A
770	$750,000	M	67	78	Massachusetts Mutual Life Insurance Company	AA+
771	$350,000	F	67	79	Assurity Life Insurance Company	N/A
772	$492,547	M	67	90	AXA Equitable Life Insurance Company	AA-
773	$320,581	M	67	20	American General Life Insurance Company	A+
774	$400,000	M	67	125	Jackson National Life Insurance Company	AA
775	$500,000	F	67	163	Banner Life Insurance Company	AA-
776	$350,000	M	67	91	RiverSource Life Insurance Company	AA-
777	$989,361	M	67	142	General American Life Insurance Company	AA-
778	$200,000	M	67	155	Prudential Insurance Company of America	AA-
779	$200,000	M	67	155	Prudential Insurance Company of America	AA-
780	$750,000	M	67	121	Pacific Life Insurance Company	AA-
781	$500,000	F	67	124	AIG Life Insurance Company	A+
782	$650,000	M	67	177	Lincoln National Life Insurance Company	AA-
783	$250,000	M	66	140	Conseco Life Insurance Company	BBB+
784	$2,000,000	F	66	168	Metropolitan Life Insurance Company	AA-
785	$250,000	F	66	171	Principal Life Insurance Company	A+
786	$500,000	M	66	69	Transamerica Life Insurance Company	AA-

	Face Amount	Gender	Age (ALB)	LE (mo.) (1)	Insurance Company	S&P Rating
787	$265,000	M	66	151	Protective Life Insurance Company	AA-
788	$250,000	M	66	113	Transamerica Life Insurance Company	AA-
789	$10,000,000	M	66	58	Lincoln National Life Insurance Company	AA-
790	$540,000	M	66	164	West Coast Life Insurance Company	AA-
791	$350,000	M	65	116	Hartford Life and Annuity Insurance Company	BBB+
792	$3,500,000	M	65	192	Prudential Insurance Company of America	AA-
793	$150,000	M	60	90	Jackson National Life Insurance Company	AA
	$1,525,362,833

(ALB)	Age Last Birthday - the insured’s age is current as of the measurement date.
(1)	The insured’s life expectancy estimate, other than for a small face value insurance policy (i.e., a policy with $1 million in face value benefits or less), is the average of two life expectancy estimates provided by independent third-party medical-actuarial underwriting firms at the time of purchase, actuarially adjusted through the measurement date. Numbers in this column represent months.

ITEM 4.	CONTROLS AND PROCEDURES.

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

As of June 30, 2017, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective.

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

Life Insurance Secondary Market Update

This quarter we experienced a noticeable increase in activity and interest in the life insurance secondary market across the entire spectrum of market constituents. This increased activity and interest was marked by the National Association of Insurance Commissioners (“NAIC”) policy bulletin issued July 19, 2017 in support of products we provide that the bulletin described as “innovative private market solutions for financing Americans’ long-term care needs.” The NAIC, citing GWG’s August 25, 2016 presentation, discussed how consumers could exchange the market value of their life insurance policies for products designed to fund long-term care expenses. The use of a life insurance policy to generate resources to fund long-term care was pioneered by our Executive Vice President, Chris Orestis. Today, we are the only company in the life insurance industry that provides this innovative product to pay for long-term care expenses.

We have been working to create an innovative product suite for consumers based on the market value of their life insurance policy. To deliver this product suite, we are establishing partnerships with life insurance sales organizations seeking to deliver long-term care “point of need” product solutions. The interest among life insurance sales organizations for the product solutions we provide is strong and appears to be increasing. This recent market experience leads us to believe that the life insurance secondary market may be reaching an important stage in its overall development and growth potential.

We remain committed to developing and delivering an innovative suite of financial products based upon the market value of life insurance. At this time, we believe we are uniquely situated with the strategy, infrastructure and market position necessary to lead the development of a more robust life insurance secondary market. Our focus for the remainder of 2017 will be to continue building a profitable portfolio of life insurance policies; refining the product suite we offer consumers owning life insurance; and partnering with life insurance sales organizations that will ultimately provide us with life insurance policies for evaluation, consideration, and purchase.

M-Panel Technology Update

This quarter we made advances in our wholly owned “insurtech” M-Panel technology division, which we have renamed as Life Epigenetics Inc. This division was founded on the belief that advanced technology can meaningfully improve the accuracy of life expectancy underwriting for our life insurance secondary market policy purchases. We continue to press ahead with the development and use of a commercialized epigenetic test based upon the “DNA Methylation Based Predictor of Mortality” technology we exclusively licensed in May 2017 from the University of California, Los Angeles (UCLA). In the process of refining our understanding of our M-Panel technology, we are now of the belief that our proprietary epigenetic testing has the potential to significantly impact underwriting for the entire life insurance industry. In order to commercialize this technology and fully explore the opportunity within the life insurance industry, we retained insurance innovation expert Tom Nodine to lead this division as our Executive Vice President. Mr. Nodine is now charged with commercializing our proprietary epigenetic technology applications and applying it the entire life insurance industry. As such, our priority has been to firm up our ability to provide scaled epigenetic testing and refine the predictive outputs derived from our proprietary epigenetic tests.

This quarter we strengthened our M-Panel technology by working with top actuarial consultants to analyze our process of translating our “DNA Methylation Based Predictor of Mortality” into individual actuarial mortality profiles. The actuarial consultants reported that the process we developed was “acceptable and consistent with established actuarial principles,” an important confirmation of our strategy. In addition, we identified and are solidifying relationships with key laboratory partners who can support scaled testing for the global life insurance industry. Finally, we refined our life expectancy predictor and made significant progress in adding additional epigenetic biomarkers that are predictive of other key life insurance underwriting parameters. The focus of this division for the remainder of 2017 will be to meet with insurance companies, reinsurance companies, and other potential partners to conduct scaled trials and explore how our M-Panel technology can best serve their global life insurance needs and how we can create the most shareholder value therefrom.

ITEM 6.	EXHIBITS

Exhibit
31.1	Section 302 Certification of the Chief Executive Officer (filed herewith).
31.2	Section 302 Certification of the Chief Financial Officer (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.1	Letter from Model Actuarial Pricing Systems, dated July 17, 2017 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GWG HOLDINGS, INC.

Date: August 10, 2017	By:	/s/ Jon R. Sabes
Chief Executive Officer

Date: August 10, 2017	By:	/s/ William B. Acheson
Chief Financial Officer

EXHIBIT INDEX

Exhibit
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Letter from Model Actuarial Pricing Systems, dated July 17, 2017
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document