Form 10-Q
period 2017-09-30
GWG Holdings, Inc.
filed 2017-11-09
CIK 1522690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 9, 2017, GWG Holdings, Inc. had 5,813,555 shares of common stock outstanding.

GWG HOLDINGS, INC.

Index to Form 10-Q

for the Quarter Ended September 30, 2017

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(unaudited)
A S S E T S
Cash and cash equivalents	$115,345,481	$78,486,982
Restricted cash	5,819,230	37,826,596
Investment in life insurance policies, at fair value	620,097,938	511,192,354
Secured MCA advances	2,623,657	5,703,147
Life insurance policy benefits receivable	14,597,000	5,345,000
Deferred taxes, net	4,384,546	-
Other assets	3,824,200	4,688,103
TOTAL ASSETS	$766,692,052	$643,242,182

L I A B I L I T I E S & S T O C K H O L D E R S’ E Q U I T Y
LIABILITIES
Senior Credit Facilities	$201,978,580	$156,064,818
Series I Secured Notes	-	16,404,836
L Bonds	413,060,517	381,312,587
Accounts payable	3,715,236	2,226,712
Interest payable	13,521,174	16,160,599
Other accrued expenses	2,792,521	1,676,761
Deferred taxes, net	-	2,097,371
TOTAL LIABILITIES	635,068,028	575,943,684

STOCKHOLDERS’ EQUITY

CONVERTIBLE PREFERRED STOCK
(par value $0.001; shares authorized 40,000,000; shares outstanding 2,694,725 and 2,640,521; liquidation preference of $20,210,000 and $19,804,000 as of September 30, 2017 and December 31, 2016, respectively)	19,408,980	19,701,133

REDEEMABLE PREFERRED STOCK
(par value $0.001; shares authorized 100,000; shares outstanding 99,080 and 59,183; liquidation preference of $99,080,000 and $59,183,000 as of September 30, 2017 and December 31, 2016, respectively)	96,106,633	59,025,164

SERIES 2 REDEEMABLE PREFERRED STOCK
(par value $0.001; shares authorized 150,000; shares outstanding 48,316 and 0; liquidation preference of $48,316,000 and $0 as of September 30, 2017 and December 31, 2016, respectively)	44,721,747	-

COMMON STOCK
(par value $0.001: shares authorized 210,000,000; shares issued and outstanding 5,813,555 and 5,980,190 as of September 30, 2017 and December 31, 2016, respectively)	5,814	5,980
Additional paid-in capital	-	7,383,515
Accumulated deficit	(28,619,150)	(18,817,294)
TOTAL STOCKHOLDERS’ EQUITY	131,624,024	67,298,498

TOTAL LIABILITIES & EQUITY	$766,692,052	$643,242,182

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Page | 1

 GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
REVENUE
Gain on life insurance policies, net	$14,421,353	$13,509,755	$45,117,438	$51,606,815
MCA income	100,367	286,225	480,526	654,441
Interest and other income	175,323	124,998	855,009	341,098
TOTAL REVENUE	14,697,043	13,920,978	46,452,973	52,602,354

EXPENSES
Interest expense	13,275,407	10,942,790	38,765,647	29,856,601
Employee compensation and benefits	3,792,096	2,912,463	10,696,455	8,450,168
Legal and professional fees	1,657,090	586,830	3,934,027	3,097,312
Provision for MCA advances	28,000	-	906,000	400,000
Other expenses	2,771,196	2,863,212	8,434,617	7,208,057
TOTAL EXPENSES	21,523,789	17,305,295	62,736,746	49,012,138

INCOME (LOSS) BEFORE INCOME TAXES	(6,826,746)	(3,384,317)	(16,283,773)	3,590,216
INCOME TAX EXPENSE (BENEFIT)	(2,764,243)	(1,428,130)	(6,481,917)	1,478,617

NET INCOME (LOSS)	(4,062,503)	(1,956,187)	(9,801,856)	2,111,599

Preferred stock dividends	3,548,165	1,041,178	7,447,022	2,153,333
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(7,610,668)	$(2,997,365)	$(17,248,878)	$(41,734)
NET INCOME (LOSS) PER SHARE
Basic	$(1.31)	$(0.50)	$(2.96)	$(0.01)
Diluted	$(1.31)	$(0.50)	$(2.96)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,797,800	5,978,322	5,829,808	5,962,938
Diluted	5,797,800	5,978,322	5,829,808	5,962,938

 The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Page | 2

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,062,503)	$(1,956,187)	$(9,801,856)	$2,111,599
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Change in fair value of life insurance policies	(20,181,732)	(21,073,226)	(49,301,067)	(53,846,155)
Amortization of deferred financing and issuance costs	2,344,541	2,765,743	6,508,692	6,077,905
Deferred income taxes	(2,764,243)	(1,428,130)	(6,481,917)	1,478,617
Preferred stock dividends payable	333,391	333,565	1,034,139	663,614
(Increase) decrease in operating assets:
Life insurance policy benefits receivable	(7,627,000)	700,000	(9,252,000)	(6,129,022)
Other assets	102,437	419,836	970,767	(617,630)
Increase (decrease) in operating liabilities:
Due to related party	(3,429)	(80,949)	(13,214)	(182,730)
Accounts payable and other accrued expenses	(415,471)	(3,216,990)	1,840,616	(2,024,234)
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(32,274,009)	(23,536,338)	(64,495,840)	(52,468,036)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	(25,199,692)	(25,770,326)	(67,321,363)	(74,470,362)
Carrying value of matured life insurance policies	2,333,039	1,078,889	7,716,847	7,381,132
Investment in Secured MCA advances	-	(1,965,896)	(39,671)	(7,613,310)
Proceeds from Secured MCA advances	826,621	220,911	2,250,323	1,246,703
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(22,040,032)	(26,436,422)	(57,393,864)	(73,455,837)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on (repayments of) Senior Credit Facilities	56,887,491	(10,761,048)	49,787,954	6,238,952
Payments for issuance of senior debt	(3,937,907)	-	(5,128,319)	-
Payments for redemption of Series I Secured Notes	(6,815,406)	(541,275)	(16,613,667)	(6,264,018)
Proceeds from issuance of L Bonds	30,271,873	64,350,430	87,016,343	135,477,090
Payments for issuance and redemption of L Bonds	(19,752,717)	(14,373,447)	(58,949,880)	(37,036,922)
Transfer from (payments to) restricted cash	40,340,401	(4,527,232)	32,007,366	(13,346,126)
Issuance (repurchase) of common stock	30	31,515	(1,603,526)	244,185
Proceeds from issuance of preferred stock	25,211,870	20,786,332	86,692,811	31,287,541
Payment for issuance and redemption of preferred stock	(1,291,420)	(2,556,859)	(7,013,857)	(4,174,773)
Payment of preferred stock dividends	(3,548,165)	(1,041,178)	(7,447,022)	(2,153,333)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	117,366,050	51,367,238	158,748,203	110,272,596

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	63,052,009	1,394,478	36,858,499	(15,651,277)

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	52,293,472	17,379,350	78,486,982	34,425,105
END OF PERIOD	$115,345,481	$18,773,828	$115,345,481	$18,773,828

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Page | 3

 GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$17,478,000	$10,808,000	$45,101,000	$27,207,000
Premiums paid	$12,927,000	$11,785,000	$35,533,000	$29,225,000
Stock-based compensation	$270,000	$162,000	$350,000	$213,000
Payments for exercised stock options	$164,000	$-	$264,000	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Series I Secured Notes:
Conversion of accrued interest and commissions payable to principal	$-	$47,000	$-	$234,000
L Bonds:
Conversion of accrued interest and commissions payable to principal	$477,000	$854,000	$1,382,000	$1,515,000
Series A Preferred Stock:
Issuance of Series A Preferred Stock in lieu of cash dividends	$161,000	$170,000	$499,000	$509,000
Investment in life insurance policies included in accounts payable	$966,000	$1,603,000	$966,000	$1,603,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Page | 4

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Preferred Stock	Preferred	Common	Common Stock	Additional Paid-in	Accumulated	Total
	Shares	Stock	Shares	(par)	Capital	Deficit	Equity

Balance, December 31, 2015	2,781,735	$20,784,841	5,941,790	$5,942	$14,563,834	$(19,209,203)	$16,145,414

Net loss	-	-	-	-	-	391,909	391,909

Issuance of common stock	-	-	36,450	36	244,149	-	244,185

Redemption of Series A Preferred Stock	(239,749)	(1,788,451)	1,950	2	19,498	-	(1,768,951)

Issuance of Series A Preferred Stock	98,535	704,743	-	-	-	-	704,743

Issuance of Redeemable Preferred Stock	59,183	59,025,164	-	-	(4,133,525)	-	54,891,639

Preferred stock dividends	-	-	-	-	(3,537,288)	-	(3,537,288)

Issuance of stock options	-	-	-	-	226,847	-	226,847
Balance, December 31, 2016	2,699,704	$78,726,297	5,980,190	$5,980	$7,383,515	$(18,817,294)	$67,298,498

Net income	-	-	-	-	-	(9,801,856)	(9,801,856)

Issuance of common stock	-	-	33,810	34	320,970	-	321,004

Redemption of common stock	-	-	(200,445)	(200)	(1,603,360)	-	(1,603,560)

Issuance of Series A Preferred Stock	71,237	498,659	-	-	-	--	498,659

Redemption of Series A Preferred Stock	(17,033)	(126,997)	-	-	-	-	(126,997)

Issuance of redeemable preferred stock	88,822	85,082,425	-	-	(2,338,457)	-	82,743,968

Redemption of redeemable preferred stock	(609)	(608,777)	-	-	-	-	(608,777)

Dividends paid		(3,670,488)	-	-	(3,776,534)	-	(7,447,022)

Issuance of stock options		336,241	-	-	13,866	-	350,107
Balance, September 30, 2017	2,842,121	$160,237,360	5,813,555	$5,814	$-	$(28,619,150)	$131,624,024

*Preferred stock dividends were paid from additional paid-in capital until the latter was exhausted in the second quarter of 2017. Subsequent dividends were charged against the carrying values of the respective series of the Company’s preferred stock, resulting in a difference between the Company’s preferred stock book balances and liquidation preference of the respective series of preferred stock.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Page | 5

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1)	Nature of Business and Summary of Significant Accounting Policies

Nature of Business – We are a financial services company committed to disrupting and transforming the life insurance industry and related industries. We built our business by creating opportunities for consumers to obtain significantly more value for their life insurance policies in a secondary market as compared to the traditional options offered by the insurance industry. We are enhancing and extending these activities through innovation in our products and services, business processes, financing strategies, and advanced epigenetic technologies. At the same time, we are creating opportunities for investors to receive income and capital appreciation from our investment activities in the life insurance and related industries.

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

On August 25, 2016, GWG Holdings formed a wholly owned subsidiary, Actüa Life & Annuity Ltd., renamed to Life Epigenetics Inc. (“Life Epigenetics”) in August 2017, to engage in various life insurance related businesses and activities related to its exclusive license for “DNA Methylation Based Predictor of Mortality” technology.

Use of Estimates – The preparation of our consolidated financial statements in conformity with GAAP requires management to make significant estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue during the reporting period. We regularly evaluate estimates and assumptions, which are based on current facts, historical experience, management’s judgment, and various other factors that we believe to be reasonable under the circumstances. Our actual results may differ materially and adversely from our estimates. The most significant estimates with regard to these consolidated financial statements relate to (1) the determination of the assumptions used in estimating the fair value of our investments in life insurance policies and (2) the value of our deferred tax assets and liabilities.

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

Life Insurance Policies – Accounting Standards Codification 325-30, Investments in Insurance Contracts permits a reporting entity to account for its investments in life insurance policies using either the investment method or the fair value method. We elected to use the fair value method to account for our life insurance policies. We initially record our purchase of life insurance policies at the transaction price, which is the amount paid for the policy, inclusive of all external fees and costs associated with the acquisition. At each subsequent reporting period, we re-measure the investment at fair value in its entirety and recognize the change in fair value as unrealized gain (revenue) in the current period, net of premiums paid.

In a case where our acquisition of a policy is not complete as of a reporting date, but we have nonetheless advanced direct costs and deposits for the acquisition, those costs and deposits are recorded as “other assets” on our balance sheet until the acquisition is complete and we have secured title to the policy. On September 30, 2017 and December 31, 2016, a total of $0 and $42,000, respectively, of our “other assets” comprised direct costs and deposits that we had advanced for life insurance policy acquisitions.

We also recognize realized gain (or loss) from a life insurance policy upon one of the two following events: (1) our receipt of notice or verified mortality of the insured; or (2) our sale of the policy (upon filing of change-of-ownership forms and receipt of payment). In the case of mortality, the gain (or loss) we recognize is the difference between the policy benefits and the carrying values of the policy once we determine that collection of the policy benefits is realizable and reasonably assured. In the case of a policy sale, the gain (or loss) we recognize is the difference between the sale price and the carrying value of the policy on the date we receive sale proceeds.

Page | 6

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Other Assets – Life Epigenetics is engaged in various life insurance related businesses and activities related to its exclusive license for the “DNA Methylation Based Predictor of Mortality” technology for the life insurance industry. The cost of entering into this license agreement is included in “other assets.”

Stock-Based Compensation – We measure and recognize compensation expense for all stock-based payments at fair value over the requisite service period. We use the Black-Scholes option pricing model to determine the weighted-average fair value of options. For restricted stock grants, fair value is determined as of the closing price of our common stock on the date of grant. Stock-based compensation expense is recorded in general and administrative expenses based on the classification of the employee or vendor. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as by assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards.

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

Deferred Financing and Issuance Costs – Loans advanced to us under our senior credit facility with LNV Corporation, as described in Note 6, are reported net of financing costs, including issuance costs, sales commissions and other direct expenses, which are amortized using the straight-line method over the term of the facility.  We had no loans advanced to us under our senior credit facility with Autobahn Funding Company during the nine months ended September 30, 2017, as described in Note 5. The Series I and L Bonds, as respectively described in Notes 7 and 8, are reported net of financing costs, which are amortized using the interest method over the term of those borrowings. The Series A Convertible Preferred Stock (“Series A”), as described in Note 9, is reported net of financing costs (including the fair value of warrants issued), all of which were fully amortized using the interest method as of September 30, 2017. Selling and issuance costs of Redeemable Preferred Stock (“RPS”) and Series 2 Redeemable Preferred Stock (“RPS 2”), described in Notes 10 and 11, are netted against additional paid-in-capital, if any, and then against the outstanding balance of the preferred stock.

Earnings (loss) per Share – Basic earnings (loss) per share attributable to common shareholders are calculated using the weighted-average number of shares outstanding during the reported period. Diluted earnings (loss) per share are calculated based on the potential dilutive impact of our Series A, RPS, RPS 2, warrants and stock options. Due to our net loss for the three and nine months ended September 30, 2017 and 2016, there are no dilutive securities.

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

On February 25, 2016, the FASB issued Accounting Standards Update 2016-02 Leases (“ASU 2016-02”). The new guidance is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 provides more transparency and comparability in the financial statements of lessees by recognizing all leases with a term greater than twelve months on the balance sheet. Lessees will also be required to disclose key information about their leases. Early adoption is permitted. We are currently evaluating the impact of the adoption of this pronouncement and have not yet adopted ASU 2016-02 as of September 30, 2017.

In March 2016, the FASB issued Accounting Standards Update 2016-09 (“ASU 2016-09”) to simplify the accounting for stock compensation related to the following items: income tax accounting, award classification, estimation of forfeitures, and cash flow presentation. The new guidance is effective for fiscal years beginning after December 15, 2016. We adopted ASU 2016-09 effective January 1, 2017. The impact of the adoption was not material to the financial statements.

(2)	Restrictions on Cash

Under the terms of our senior credit facility with LNV Corporation (discussed in Note 6), we are required to maintain a collection account that is used to collect policy benefits from pledged policies, pay interest and other charges under the facility, and distribute funds to pay down the facility. The agents for the lenders authorize disbursements from these accounts. At September 30, 2017 and December 31, 2016, there was a balance of $5,819,000, and $37,827,000, respectively, in these restricted cash accounts.

Page | 7

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(3)	Investment in Life Insurance Policies

Life insurance policies are valued based on unobservable inputs that are significant to their overall fair value. Changes in the fair value of these policies are recorded as gain or loss on life insurance policies, net of premiums paid on those policies, in our consolidated statements of operations. Fair value is determined on a discounted cash flow basis that incorporates life expectancy assumptions generally derived from reports obtained from widely accepted life expectancy providers, other than insured lives covered under small face amount policies (i.e., $1 million in face value benefits or less), assumptions relating to cost-of-insurance (premium) rates and other assumptions. The discount rate we apply incorporates current information about discount rates applied by other public reporting companies owning portfolios of life insurance policies, the discount rates observed in the life insurance secondary market, market interest rates, the estimated credit exposure to the insurance companies that issued the life insurance policies and management’s estimate of the operational risk premium a purchaser would require to receive the future cash flows derived from our portfolio as a whole. Management has discretion regarding the combination of these and other factors when determining the discount rate. As a result of management’s analysis, a discount rate of 10.54% was applied to our portfolio as of September 30, 2017 as compared to 10.96% as of December 31, 2016.

A summary of our policies, organized according to their estimated life expectancy dates as of the reporting date, is as follows:

	As of September 30, 2017			As of December 31, 2016
Years Ending December 31,	Number of Policies	Estimated Fair Value	Face Value	Number of Policies	Estimated Fair Value	Face Value
2017	2	$2,016,000	$2,125,000	11	$14,837,000	$16,939,000
2018	9	13,222,000	16,564,000	23	30,830,000	42,564,000
2019	57	63,926,000	88,967,000	55	57,556,000	88,858,000
2020	94	88,281,000	148,908,000	93	85,414,000	159,814,000
2021	88	87,710,000	162,525,000	86	73,825,000	158,744,000
2022	91	78,940,000	174,699,000	66	56,909,000	147,222,000
2023	84	63,439,000	168,821,000	64	44,953,000	128,581,000
Thereafter	425	222,564,000	860,018,000	292	146,868,000	618,953,000
Totals	850	$620,098,000	$1,622,627,000	690	$511,192,000	1,361,675,000

We recognized life insurance benefits of $9,747,000 and $5,300,000 during the three months ended September 30, 2017 and 2016, respectively, related to policies with a carrying value of $2,333,000 and $1,078,000, respectively, and as a result recorded realized gains of $7,414,000 and $4,222,000, respectively. We recognized life insurance benefits of $39,657,000 and $34,367,000 during the nine months ended September 30, 2017 and 2016, respectively, related to policies with a carrying value of $7,716,000 and $7,381,000, respectively, and as a result recorded realized gains of $31,941,000 and $26,986,000.

Reconciliation of gain on life insurance policies:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Change in estimated probabilistic cash flows	$12,568,000	$12,955,000	$40,033,000	$34,078,000
Unrealized gain on acquisitions	7,217,000	11,668,000	25,863,000	29,509,000
Premiums and other annual fees	(13,174,000)	(11,784,000)	(36,124,000)	(29,225,000)
Change in discount rates (1)	7,987,000	(378,000)	12,130,000	460,000
Change in life expectancy evaluation (2)	(5,370,000)	(2,285,000)	(13,974,000)	(3,199,000)
Face value of matured policies	9,747,000	5,300,000	39,657,000	34,367,000
Fair value of matured policies	(4,554,000)	(1,966,000)	(22,468,000)	(14,383,000)
Gain on life insurance policies, net	$14,421,000	$13,510,000	$45,117,000	$51,607,000

(1) The discount rate applied to estimate the fair value of the portfolio of life insurance policies we own was 10.54% as of September 30, 2017, compared to 10.96% as of December 31, 2016 and 11.07% as of September 30, 2016.  The carrying value of policies acquired during each quarterly reporting period is adjusted to current fair value using the fair value discount rate applied to the entire portfolio as of that reporting date.

(2) The change in fair value due to updating independent life expectancy estimates on certain life insurance policies in our portfolio.

Page | 8

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

We currently estimate that premium payments and servicing fees required to maintain our current portfolio of life insurance policies in force for the next five years, assuming no mortalities, are as follows:

Years Ending December 31,	Premiums	Servicing	Premiums and Servicing Fees
Three months ending December 31, 2017	$16,915,000	$1,587,000	$18,502,000
2018	54,931,000	1,587,000	56,518,000
2019	60,916,000	1,587,000	62,503,000
2020	68,728,000	1,587,000	70,315,000
2021	77,522,000	1,587,000	79,109,000
2022	87,424,000	1,587,000	89,011,000
	$366,436,000	$9,522,000	$375,958,000

Management anticipates funding the majority of the premium payments estimated above with additional borrowing capacity, created as the premiums and servicing costs of pledged life insurance policies become due, under the amended and restated senior credit facility with LNV Corporation as described in Note 6. Management anticipates funding premiums and servicing costs of non-pledged life insurance policies from proceeds from the receipt of policy benefits from our portfolio of life insurance policies and net proceeds from our offering of L Bonds and RPS 2. The proceeds of these capital sources may also be used for the purchase, financing, and maintenance of additional life insurance policies.

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

Level 3 Valuation Process

The estimated fair value of our portfolio of life insurance policies is determined on a quarterly basis by our portfolio management committee, taking into consideration changes in discount rate assumptions, estimated premium payments and life expectancy estimate assumptions, as well as any changes in economic and other relevant conditions. The discount rate incorporates current information about discount rates applied by other reporting companies owning portfolios of life insurance policies, the discount rates observed in the life insurance secondary market, market interest rates, the estimated credit exposure to the insurance company that issued the life insurance policy and management’s estimate of the operational risk premium a purchaser would require to receive the future cash flows derived from our portfolio as a whole. Management has discretion regarding the combination of these and other factors when determining the discount rate.

Page | 9

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

The following table reconciles the beginning and ending fair value of our Level 3 investments in our portfolio of life insurance policies for the periods ended September 30, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning balance	$577,050,000	$431,820,000	$511,192,000	$356,650,000
Purchases	25,199,000	25,770,000	67,321,000	74,470,000
Maturities (initial cost basis)	(2,333,000)	(1,078,000)	(7,716,000)	(7,381,000)
Net change in fair value	20,182,000	21,073,000	49,301,000	53,846,000
Ending balance	$620,098,000	$477,585,000	$620,098,000	$477,585,000

In the past, we periodically updated the independent life expectancy estimates on the insured lives in our portfolio, other than insured lives covered under small face amount policies (i.e., $1 million in face value benefits or less), on a continuous rotating three-year cycle, and through that effort attempted to update life expectancies for approximately one-twelfth of our portfolio each quarter. Currently, however, the terms of our senior credit facility with LNV Corporation require us to update the independent life expectancy estimates every two years beginning from the date of the amended facility.

The following table summarizes the inputs utilized in estimating the fair value of our portfolio of life insurance policies:

	As of September 30, 2017	As of December 31, 2016
Weighted-average age of insured, years *	81.7	81.6
Weighted-average life expectancy, months *	82.6	83.2
Average face amount per policy	$1,909,000	$1,973,000
Discount rate	10.54%	10.96%

(*) Weighted average by face amount of policy benefits

Life expectancy estimates and market discount rates for a portfolio of life insurance policies are inherently uncertain and the effect of changes in estimates may be significant. For example, if the life expectancy estimates were increased or decreased by four and eight months on each outstanding policy, and the discount rates were increased or decreased by 1% and 2%, while all other variables were held constant, the fair value of our investment in life insurance policies would increase or decrease as summarized below:

Change in Fair Value of the Investment in Life Insurance Policies

	Change in life expectancy estimates
	minus 8 months	minus 4 months	plus 4 months	plus 8 months

September 30, 2017	$83,536,000	$41,411,000	$(40,893,000)	$(81,069,000)
December 31, 2016	$69,253,000	$34,601,000	$(33,846,000)	$(67,028,000)

	Change in discount rate
	minus 2%	minus 1%	plus 1%	plus 2%

September 30, 2017	$65,263,000	$31,222,000	$(28,708,000)	$(55,167,000)
December 31, 2016	$53,764,000	$25,728,000	$(23,668,000)	$(45,491,000)

Page | 10

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Other Fair Value Considerations

The carrying value of receivables, prepaid expenses, accounts payable and accrued expenses approximate fair value due to their short-term maturities and low credit risk. Using the income-based valuation approach, the estimated fair value of our L Bonds, having an aggregate face value of $424,778,000 as of September 30, 2017, is approximately $434,374,000 based on a weighted-average market interest rate of 6.68%. The carrying value of the senior credit facility reflects interest charged at the commercial paper rate or 12-month LIBOR, as applicable, plus an applicable margin. The margin represents our credit risk, and the strength of the portfolio of life insurance policies pledged against the debt. The overall rate reflects market, and the carrying value of the facility approximates fair value.

GWG MCA participated in the merchant cash advance industry by directly advancing sums to merchants and lending money, on a secured basis, to companies that advance sums to merchants. Each quarter, we review the carrying value of these advances and loans, and determine if an impairment reserve is necessary. At September 30, 2017 one of our secured loans was potentially impaired. Specifically, the secured loan to Nulook Capital LLC had an outstanding balance of $2,001,000 and a loan loss reserve of $1,506,000 at September 30, 2017. We deem fair value to be the estimated collectible value on each loan or advance made from GWG MCA. Where we estimate the collectible amount to be less than the outstanding balance, we record a reserve for the difference, referred to as an impairment charge. We recorded an impairment charge of $28,000 and $906,000 for the three and nine months ended September 30, 2017, respectively.

The following table summarizes outstanding warrants related to the Company’s initial public offering as of September 30, 2017:

Month issued	Warrants issued	Fair value per share	Risk free rate	Volatility	Term
September 2014	16,000	$1.26	1.85%	17.03%	5 years
	16,000

(5)	Credit Facility – Autobahn Funding Company LLC

On September 12, 2017, we terminated our $105 million senior credit facility with Autobahn Funding Company LLC, the Credit and Security Agreement governing the facility as well as the related pledge agreement, pursuant to which our obligations under the facility were secured. We had paid off in full all obligations under the facility on September 14, 2016, and since that date, we have had no amounts outstanding under the facility.

The Credit and Security Agreement contained certain financial and non-financial covenants, and we were in compliance with these covenants during the nine months ended September 30, 2017 until the date of termination.

(6)	Credit Facility – LNV Corporation

On September 27, 2017, we entered into an amended and restated senior credit facility with LNV Corporation as lender through our subsidiary GWG DLP Funding IV, LLC. The Amended and Restated Loan Agreement governing the facility makes available a total of up to $300,000,000 in credit with a maturity date of September 27, 2029. Additional advances are available under the Amended and Restated Loan Agreement at the LIBOR rate as defined in the Amended and Restated Loan Agreement. Advances are available as the result of additional borrowing base capacity, created as the premiums and servicing costs of pledged life insurance policies become due. Interest will accrue on amounts borrowed under the Amended and Restated Loan Agreement at an annual interest rate, determined as of each date of borrowing or quarterly if there is no borrowing, equal to (A) the greater of 12-month LIBOR or the federal funds rate (as defined in the agreement) plus one-half of one percent per annum, plus (B) 7.50% per annum. The effective rate at September 30, 2017 was 7.52%. The interest rate effective October 1, 2017 was 9.31%. Interest payments are made on a quarterly basis.

As of September 30, 2017, approximately 86.6% of the total face value of our portfolio is pledged to LNV Corporation. The amount outstanding under this facility was $212,513,000 at September 30, 2017 and $162,725,000 at December 31, 2016. Obligations under the facility are secured by a security interest in DLP IV’s assets, for the benefit of the lenders under the Amended and Restated Loan Agreement, through an arrangement under which Wells Fargo serves as securities intermediary. The life insurance policies owned by DLP IV do not serve as direct collateral for the obligations of GWG Holdings under the L Bonds. The difference between the outstanding balance as of September 30, 2017 and the carrying amount relates to unamortized debt issuance costs.

The Amended and Restated Loan Agreement does not require DLP IV to maintain a reserve account for future premiums.

The Amended and Restated Loan Agreement has certain financial and nonfinancial covenants, and we were in compliance with these covenants at September 30, 2017 and with the covenants in the original Loan Agreement at December 31, 2016.

(7)	Series I Secured Notes

Series I Secured Notes were legal obligations of GWG Life and were privately offered and sold from August 2009 through June 2011. On September 8, 2017, we redeemed all outstanding Series I Secured Notes for an aggregate of $6,815,000.

The Series I Secured Notes were governed by an Intercreditor Agreement, a Third Amended and Restated Note Issuance and Security Agreement dated November 1, 2011, as amended, and a related Pledge Agreement. Upon the redemption of the Series I Secured Notes and the termination of all obligations outstanding thereunder, those agreements were terminated effective as of September 8, 2017.

Page | 11

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(8)	L Bonds

Our L Bonds are legal obligations of GWG Holdings. Obligations under the L Bonds are secured by the assets of GWG Holdings and by GWG Life, as a guarantor, and are subordinate to the obligations under our senior credit facilities (see Notes 5 and 6). We began publicly offering and selling L Bonds in January 2012 under the name “Renewable Secured Debentures.” These debt securities were re-named “L Bonds” in January 2015. L Bonds are publicly offered and sold on a continuous basis under a registration statement permitting us to sell up to $1.0 billion in principal amount of L Bonds. We are party to an indenture governing the L Bonds dated October 19, 2011, as amended (“Indenture”), under which GWG Holdings is obligor, GWG Life is guarantor, and Bank of Utah serves as indenture trustee. The Indenture contains certain financial and non-financial covenants, and we were in compliance with these covenants at September 30, 2017 and December 31, 2016.

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

At September 30, 2017 and December 31, 2016, the weighted-average interest rate of our L Bonds was 7.35% and 7.23%, respectively. The principal amount of L Bonds outstanding was $424,778,000 and $387,067,000 at September 30, 2017 and December 31, 2016, respectively. The difference between the amount of outstanding L Bonds and the carrying amount on our balance sheets is due to netting of unamortized deferred issuance costs, cash receipts for new issuances and payments of redemptions in process. Amortization of deferred issuance costs was $2,076,000 and $4,931,000 for the three and nine months ended September 30, 2017 and $2,073,000 and $5,362,000 for the three and nine months ended September 30, 2016. Future expected amortization of deferred financing costs as of September 30, 2017 is $14,462,000 in total over the next seven years.

Future contractual maturities of L Bonds, and their related unamortized deferred financing costs, at September 30, 2017 are as follows:

Years Ending December 31,	Contractual Maturities	Unamortized Deferred Financing Costs
Three months ending December 31, 2017	$17,059,000	$104,000
2018	108,717,000	1,652,000
2019	133,174,000	4,294,000
2020	63,523,000	2,763,000
2021	28,703,000	1,350,000
Thereafter	73,602,000	4,299,000
	$424,778,000	$14,462,000

(9)	Series A Convertible Preferred Stock

From July 2011 through September 2012, we privately offered shares of Series A of GWG Holdings at $7.50 per share. In the offering, we sold an aggregate of 3,278,000 shares for gross consideration of $24,582,000. Holders of Series A were entitled to cumulative dividends at the rate of 10% per annum, paid quarterly.

As of September 30, 2017, we issued an aggregate of 544,000 shares of Series A in satisfaction of $3,808,000 in dividends on the Series A, and an aggregate of 696,000 shares of Series A were converted into 522,000 shares of our common stock. As of September 30, 2017, we had 2,695,000 Series A shares outstanding with respect to which we incurred aggregate issuance costs of $2,838,000, all of which is included as a component of additional paid-in capital.

Purchasers of Series A in our offering received warrants to purchase an aggregate of 416,000 shares of our common stock at an exercise price of $12.50 per share. The grant date fair value of these warrants was $428,000. As of September 30, 2017, all of these warrants have expired and none of them had been exercised.

The terms of the Series A permit us to redeem Series A shares at a price equal to 110% of their liquidation preference ($7.50 per share) at any time.

On October 9, 2017 all shares of Series A were redeemed with a redemption payment equal to the sum of: (i) $8.25 per Series A share and (ii) all accrued but unpaid dividends.

Page | 12

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(10)	Redeemable Preferred Stock

On November 30, 2015, our public offering of up to 100,000 shares of Redeemable Preferred Stock (“RPS”) at $1,000 per share was declared effective. Holders of RPS are entitled to cumulative dividends at the rate of 7% per annum, paid monthly. Dividends on the RPS are recorded as a reduction to additional paid-in capital, if any, then to the outstanding balance of the preferred stock if additional paid-in-capital has been exhausted. Under certain circumstances described in the Certificate of Designation for the RPS, additional shares of RPS may be issued in lieu of cash dividends.

The RPS ranks senior to our common stock and pari passu with our Series A and RPS 2, and entitles its holders to a liquidation preference equal to the stated value per share (i.e., $1,000) plus accrued but unpaid dividends. Holders of RPS may presently convert their RPS into our common stock at a conversion price equal to the volume-weighted average price of our common stock for the 20 trading days immediately prior to the date of conversion, subject to a minimum conversion price of $15.00 and in an aggregate amount limited to 15% of the stated value of RPS originally purchased by such holder from us and still held by such holder.

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

On March 31, 2017, we closed the RPS offering to investors having sold 99,127 shares of RPS for an aggregate gross consideration of $99,127,000 and incurred approximately $7,019,000 of related selling costs.

At the time of its issuance, we determined that the RPS contained two embedded features: (1) optional redemption by the holder; and (2) optional conversion by the holder. We determined that each of the embedded features met the definition of a derivative and that the RPS should be considered an equity host for the purposes of assessing the embedded derivatives for potential bifurcation. Based on our assessment under Accounting Standards Codification 470 “Debt” (“ASC 470”) we do not believe bifurcation of either the holder’s redemption or conversion feature is appropriate.

(11)	Series 2 Redeemable Preferred Stock

On February 14, 2017, our public offering of up to 150,000 shares of Series 2 Redeemable Preferred Stock (“RPS 2”) at $1,000 per share was declared effective. Holders of RPS 2 are entitled to cumulative dividends at the rate of 7% per annum, paid monthly. Dividends on the RPS 2, when payable, will be recorded as a reduction to additional paid-in capital, if any, then to the outstanding balance of the preferred stock if additional paid-in-capital has been exhausted. Under certain circumstances described in the Certificate of Designation for the RPS 2, additional shares of RPS 2 may be issued in lieu of cash dividends.

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

As of September 30, 2017, we had sold 48,316 shares of RPS 2 for aggregate gross consideration of $48,316,000, and incurred approximately $2,322,000 of selling costs related to the sale of those shares.

At the time of its issuance, we determined that the RPS 2 contained two embedded features: (1) optional redemption by the holder; and (2) optional conversion by the holder. We determined that each of the embedded features met the definition of a derivative and that the RPS 2 should be considered an equity host for the purposes of assessing the embedded derivatives for potential bifurcation. Based on our assessment under ASC 470 we do not believe bifurcation of either the holder’s redemption or conversion feature is appropriate.

Page | 13

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(12)	Income Taxes

We had a current income tax liability of $0 as of both September 30, 2017 and December 31, 2016. The components of deferred income tax expense (benefit) for the three and nine months ended September 30, 2017 and 2016, respectfully, consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Deferred:
Federal	$(2,095,000)	$(1,082,000)	$(4,912,000)	$1,121,000
State	(669,000)	(346,000)	(1,570,000)	358,000
Total income tax expense (benefit)	$(2,764,000)	$(1,428,000)	$(6,482,000)	$1,479,000

We provide for a valuation allowance when it is not considered “more likely than not” that our deferred tax assets will be realized. At both September 30, 2017 and December 31, 2016, based upon all available evidence, we provided a valuation allowance of $2,164,000 against deferred tax assets related to the likelihood of recovering the tax benefit of a capital loss on a note receivable from a related entity and other capital losses.

The Company is engaged in acquiring of life insurance policies and holding them to maturity. Due to the nature of holding policies and the aging of the underlying insureds, Management believes the Company likely will recognize taxable income as the policies in our portfolio start maturing at an accelerated rate in the near future. Management has evaluated and concluded on the material accuracy of our deferred tax carrying amounts.

Accounting Standards Codification 740, Income Taxes requires the reporting of certain tax positions that do not meet a threshold of “more likely than not” to be recorded as uncertain tax benefits. It is management’s responsibility to determine whether it is “more likely than not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation, based upon the technical merits of the position. Management has reviewed all income tax positions taken or expected to be taken for all open years and determined that the income tax positions are appropriately stated and supported.

Under our accounting policies, interest and penalties on unrecognized tax benefits, as well as interest received from favorable tax settlements, are recognized as components of income tax expense. At September 30, 2017 and December 31, 2016, we recorded no accrued interest or penalties related to uncertain tax positions.

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

In conjunction with the initial public offering our Company issued warrants to purchase 16,000 shares of our common stock at an exercise price of $15.63 per share. As of September 30, 2017 none of these warrants had been exercised. The weighted average remaining life of these warrants at September 30, 2017 was 2.0 years.

Page | 14

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(14)	Stock Incentive Plan

We adopted our 2013 Stock Incentive Plan in March 2013, as amended on June 1, 2015 and May 5, 2017. The Compensation Committee of our Board of Directors is responsible for the administration of the plan. Participants under the plan may be granted incentive stock options and non-statutory stock options; stock appreciation rights; stock awards; restricted stock; restricted stock units; and performance shares. Eligible participants include officers and employees of GWG Holdings and its subsidiaries, members of our Board of Directors, and consultants. As of September 30, 2017, 3,000,000 common stock options are issuable under the plan.

Stock Options

Through September 30, 2017, we had outstanding stock options for 1,514,000 shares of common stock to employees, officers, and directors under the plan. Options for 762,000 shares have vested, and the remaining options are scheduled to vest over three years. The options were issued with an exercise price between $6.35 and $10.38 for those beneficially owning more than 10% of our common stock, and between $4.83 and $10.76 for all others, which is equal to the estimated market price of the shares on the date of grant. The expected annualized volatility used in the Black-Scholes model valuation of options issued during the period was 34.9%. The annual volatility rate is based on the standard deviation of the average continuously compounded rate of return of five selected comparable companies over the previous 52 weeks. As of September 30, 2017, stock options for 682,000 shares had been forfeited and stock options for 120,000 shares had been exercised.

Outstanding stock options:

	Vested	Un-vested	Total
Balance as of December 31, 2015	483,703	569,912	1,053,615
Granted during the year	22,500	608,350	630,850
Vested during the year	251,788	(251,788)	-
Exercised during the year
Forfeited during the year	(19,926)	(82,140)	(102,066)
Balance as of December 31, 2016	738,065	844,334	1,582,399
Granted year-to-date	40,100	228,300	268,400
Vested year-to-date	218,218	(218,218)	-
Exercised year-to-date	(92,000)	-	(92,000)
Forfeited year-to-date	(142,119)	(102,315)	(244,434)
Balance as of September 30, 2017	762,264	752,101	1,514,365

Compensation expense related to unvested options not yet recognized is $488,000. We expect to recognize this compensation expense over the next three years ($103,000 in 2017, $267,000 in 2018, $103,000 in 2019, and $15,000 in 2020).

Stock Appreciation Rights (SARs)

As of September 30, 2017, we have issued SARs for 280,472 shares of common stock to employees. The strike price of the SARs was between $7.84 and $10.38, which was equal to the market price of the common stock at the date of issuance. As of September 30, 2017, 149,000 of the SARs were vested. On September 30, 2017 the market price of GWG’s common stock was $10.07.

Outstanding Stock Appreciation Rights:

	Vested	Un-vested	Total
Balance as of December 31, 2015	-	-	-
Granted during the year	106,608	133,127	239,735
Forfeited during the year	-	-	-
Balance as of December 31, 2016	106,608	133,127	239,735
Granted during the year	4,063	36,674	40,737
Vested during the year	38,197	(38,197)	-
Forfeited during the year	-	-	-
Balance as of September 30, 2017	148,868	131,604	280,472

The liability for the SARs as of September 30, 2017, recorded within Other accrued expenses, was $307,000. Employee compensation and benefits expense for SARs of ($9,000) and $303,000 was recorded during the three and nine months ended September 30, 2017.

Upon the exercise of SARs, the Company is obligated to make cash payment equal to the positive difference between the fair market value of the Company’s common stock on the date of exercise less the fair market value of the common stock on the date of grant.

Page | 15

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(15)	Other Expenses

The components of “Other expenses” on our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Contract Labor	$130,041	$218,884	$311,314	$717,111
Marketing	485,510	423,041	1,686,943	1,234,372
Information Technology	410,903	194,653	1,093,011	522,552
Servicing and Facility Fees	276,826	520,235	855,928	680,208
Travel and Entertainment	249,684	272,785	767,958	838,111
Insurance and Regulatory	415,817	452,814	1,239,670	1,107,088
Charitable Contributions	42,093	277,508	462,103	279,682
General and Administrative	760,322	503,292	2,017,690	1,828,933
	$2,771,196	$2,863,212	$8,434,617	$7,208,057

(16)	Net Loss per Common Share

We have outstanding Series A, RPS and RPS 2, as respectively described in Notes 9, 10 and 11. The Series A, RPS and RPS 2 are anti-dilutive to our net loss or income attributable to common shareholders calculation at both September 30, 2017 and 2016. We also issued warrants to purchase common stock in conjunction with the sale of Series A (see Note 9), which have expired as of September 30, 2017. Both those warrants and our vested stock options are anti-dilutive at both September 30, 2017 and 2016.

(17)	Commitments

We are party to an office lease with U.S. Bank National Association as the landlord. On September 1, 2015, we entered into an amendment to our original lease that expanded the leased space to 17,687 square feet and extended the term through October 2025. Under the amended lease we are obligated to pay base rent plus common area maintenance and a share of building operating costs. Rent expenses under this agreement were $121,000 and $344,000 during the three and nine months ended September 30, 2017 and $102,000 and $306,000 for the three and nine months ended September 30, 2016.

Minimum lease payments under the amended lease are as follows:

Three months ending December 31, 2017	$64,000
2018	266,000
2019	275,000
2020	284,000
2021	293,000
2022	302,000
Thereafter	904,000
$2,388,000

(18)	Contingencies

Litigation – In the normal course of business, we are involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on our financial position, results of operations or cash flows.

Page | 16

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(19)	Guarantee of L Bonds

We are publicly offering and selling L Bonds under a registration statement declared effective by the SEC, as described in Note 8. Our obligations under the L Bonds are secured by substantially all the assets of GWG Holdings, a pledge of all our common stock held individually by our largest stockholders, and by a guarantee and corresponding grant of a security interest in substantially all the assets of GWG Life. As a guarantor, GWG Life has fully and unconditionally guaranteed the payment of principal and interest on the L Bonds. GWG Life’s equity in DLP IV serve as collateral for our L Bond obligations. Substantially all of our life insurance policies are held by DLP IV and the Trust. The policies held by DLP IV are not collateral for the L Bond obligations as such policies are pledged to the senior credit facility with LNV Corporation.

The consolidating financial statements are presented in lieu of separate financial statements and other related disclosures of the subsidiary guarantor and issuer, because management does not believe that separate financial statements and related disclosures would be material to investors. There are currently no significant restrictions on the ability of GWG Holdings or GWG Life, the guarantor subsidiary, to obtain funds from its subsidiaries by dividend or loan, except as described in these notes. A substantial majority of insurance policies we currently own are subject to a collateral arrangement with LNV Corporation described in Note 6. Under this arrangement, we are required to maintain a collection account that is used to collect policy benefits from pledged policies, pay interest and other charges under the facility, and distribute funds to pay down the facility.

The following represents consolidating financial information as of September 30, 2017 and December 31, 2016, with respect to the financial position, and for the three and nine months ended September 30, 2017 and 2016, with respect to results of operations and cash flows of GWG Holdings and its subsidiaries. The parent column presents the financial information of GWG Holdings, the primary obligor for the L Bonds. The guarantor subsidiary column represents the financial information of GWG Life, the guarantor subsidiary of the L Bonds, presenting its investment in DLP IV and the Trust under the equity method. The non-guarantor subsidiaries column presents the financial information of all non-guarantor subsidiaries, including DLP IV and the Trust.

Page | 17

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Balance Sheets

September 30, 2017	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

A S S E T S

Cash and cash equivalents	$31,382,104	$82,587,231	$1,376,146	$-	$115,345,481
Restricted cash	-	2,647,121	3,172,109	-	5,819,230
Investment in life insurance policies, at fair value	-	45,962,331	574,135,607	-	620,097,938
Secured MCA advances	-	-	2,623,657	-	2,623,657
Life insurance policy benefits receivable	-	-	14,597,000	-	14,597,000
Deferred taxes, net	4,384,546	-	-	-	4,384,546
Other assets	1,883,433	2,013,796	61,584	(134,613)	3,824,200
Investment in subsidiaries	519,803,823	385,753,794	-	(905,557,617)	-

TOTAL ASSETS	$557,453,906	$518,964,273	$595,966,103	$(905,692,230)	$766,692,052

L I A B I L I T I E S & S T O C K H O L D E R S' E Q U I T Y

LIABILITIES
Senior credit facility	$-	$-	$201,978,580	$-	$201,978,580
L Bonds	413,060,517	-	-	-	413,060,517
Accounts payable	1,062,708	1,259,708	1,392,820	-	3,715,236
Interest and dividends payable	10,541,613	-	2,980,582	(1,021)	13,521,174
Other accrued expenses	1,165,044	1,351,379	409,690	(133,592)	2,792,521
TOTAL LIABILITIES	425,829,882	2,611,087	206,761,672	(134,613)	635,068,028

STOCKHOLDERS’ EQUITY
Member’s capital	-	516,353,186	389,204,431	(905,557,617)	-
Convertible preferred stock	19,408,980	-	-	-	19,408,980
Redeemable preferred stock and Series 2 redeemable preferred stock	140,828,380	-	-	-	140,828,380
Common stock	5,814	-	-	-	5,814
Accumulated deficit	(28,619,150)	-	-	-	(28,619,150)
TOTAL STOCKHOLDERS’ EQUITY	131,624,024	516,353,186	389,204,431	(905,557,617)	131,624,024

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$557,453,906	$518,964,273	$595,966,103	$(905,692,230)	$766,692,052

Page | 18

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

Page | 19

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Operations

For the three months ended September 30, 2017	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Policy servicing income	$-	$125,525	$-	$(105,525)	$20,000
Gain on life insurance policies, net	-	2,780,544	11,640,809	-	14,421,353
MCA income	-	-	100,367	-	100,367
Interest and other income	40,044	(12,115)	139,498	(12,104)	155,323
TOTAL REVENUE	40,044	2,893,954	11,880,674	(117,629)	14,697,043

EXPENSES
Policy servicing fees	-	-	105,525	(105,525)	-
Interest expense	9,907,959	253,422	3,126,130	(12,104)	13,275,407
Employee compensation and benefits	2,140,675	1,413,103	238,318	-	3,792,096
Legal and professional fees	746,939	246,691	663,460	-	1,657,090
Provision for MCA advances	-	-	28,000	-	28,000
Other expenses	1,743,730	711,528	315,938	-	2,771,196
TOTAL EXPENSES	14,539,303	2,624,744	4,477,371	(117,629)	21,523,789

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(14,499,259)	269,210	7,403,303	-	(6,826,746)

EQUITY IN INCOME OF SUBSIDIARIES	7,672,513	8,263,120	-	(15,935,633)	-

INCOME (LOSS) BEFORE INCOME TAXES	(6,826,746)	8,532,330	7,403,303	(15,935,633)	(6,826,746)

INCOME TAX BENEFIT	(2,764,243)	-	-	-	(2,764,243)
NET INCOME (LOSS)	(4,062,503)	8,532,330	7,403,303	(15,935,633)	(4,062,503)
Preferred stock dividends	3,548,165	-	-	-	3,548,165
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(7,610,668)	$8,532,330	$7,403,303	$(15,935,633)	$(7,610,668)

For the three months ended September 30, 2016	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Policy servicing income	$-	$-	$-	$-	$-
Gain on life insurance policies, net	-	-	13,509,755	-	13,509,755
MCA income	-	-	286,225	-	286,225
Interest and other income	75,808	30,126	83,313	(64,249)	124,998
TOTAL REVENUE	75,808	30,126	13,879,293	(64,249)	13,920,978

EXPENSES
Policy servicing fees	-	-	-	-	-
Interest expense	8,705,950	554,938	1,746,151	(64,249)	10,942,790
Employee compensation and benefits	1,718,683	1,038,058	155,722	-	2,912,463
Legal and professional fees	263,917	297,804	25,109	-	586,830
Other expenses	1,464,498	803,106	595,608	-	2,863,212
TOTAL EXPENSES	12,153,048	2,693,906	2,522,590	(64,249)	17,305,295

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(12,077,240)	(2,663,780)	11,356,703	-	(3,384,317)

EQUITY IN INCOME OF SUBSIDIARIES	8,692,923	11,361,329	-	(20,054,252)	-

INCOME BEFORE INCOME TAXES	(3,384,317)	8,697,549	11,356,703	(20,054,252)	(3,384,317)

INCOME TAX BENEFIT	(1,428,130)	-	-	-	(1,428,130)
NET INCOME	(1,956,187)	8,697,549	11,356,703	(20,054,252)	(1,956,187)
Preferred stock dividends	1,041,178	-	-	-	1,041,178
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,997,365)	$8,697,549	$11,356,703	$(20,054,252)	$(2,997,365)

Page | 20

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Operations (continued)

For the nine months ended September 30, 2017	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Policy servicing income	$-	$311,800	$-	$(291,800)	$20,000
Gain on life insurance policies, net	-	4,481,555	40,635,883	-	45,117,438
MCA income	-	-	480,526	-	480,526
Interest and other income	194,273	36,895	683,141	(79,300)	835,009
TOTAL REVENUE	194,273	4,830,250	41,799,550	(371,100)	46,452,973

EXPENSES
Policy servicing fees	-	-	291,800	(291,800)	-
Interest expense	27,495,867	930,837	10,418,243	(79,300)	38,765,647
Employee compensation and benefits	6,179,032	4,163,873	353,550	-	10,696,455
Legal and professional fees	1,524,510	687,240	1,722,277	-	3,934,027
Provision for MCA advances	-	-	906,000	-	906,000
Other expenses	5,291,881	2,244,577	898,159	-	8,434,617
TOTAL EXPENSES	40,491,290	8,026,527	14,590,029	(371,100)	62,736,746

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(40,297,017)	(3,196,277)	27,209,521	-	(16,283,773)

EQUITY IN INCOME OF SUBSIDIARIES	24,013,244	29,569,105	-	(53,582,349)	-

INCOME (LOSS) BEFORE INCOME TAXES	(16,283,773)	26,372,828	27,209,521	(53,582,349)	(16,283,773)

INCOME TAX BENEFIT	(6,481,917)	-	-	-	(6,481,917)
NET INCOME (LOSS)	(9,801,856)	26,372,828	27,209,521	(53,582,349)	(9,801,856)
Preferred stock dividends	7,447,022	-	-	-	7,447,022
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(17,248,878)	$26,372,828	$27,209,521	$(53,582,349)	$(17,248,878)

For the nine months ended September 30, 2016	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Policy servicing income	$-	$13,417	$-	$(13,417)	$-
Gain on life insurance policies, net	-	-	51,606,815	-	51,606,815
MCA income	-	-	654,441	-	654,441
Interest and other income	181,828	31,137	282,259	(154,126)	341,098
TOTAL REVENUE	181,828	44,554	52,543,515	(167,543)	52,602,354

EXPENSES
Policy servicing fees	-	-	13,417	(13,417)	-
Interest expense	23,323,987	1,856,909	4,829,831	(154,126)	29,856,601
Employee compensation and benefits	4,894,006	3,151,107	405,055	-	8,450,168
Legal and professional fees	1,642,252	1,308,959	146,101	-	3,097,312
Other expenses	4,241,825	2,197,133	1,169,099	-	7,608,057
TOTAL EXPENSES	34,102,070	8,514,108	6,563,503	(167,543)	49,012,138

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(33,920,242)	(8,469,554)	45,980,012	-	3,590,216

EQUITY IN INCOME OF SUBSIDIARIES	37,510,458	46,497,731	-	(84,008,189)	-

INCOME BEFORE INCOME TAXES	3,590,216	38,028,177	45,980,012	(84,008,189)	3,590,216

INCOME TAX EXPENSE	1,478,617	-	-	-	1,478,617
NET INCOME	2,111,599	38,028,177	45,980,012	(84,008,189)	2,111,599
Preferred stock dividends	2,153,333	-	-	-	2,153,333
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(41,734)	$38,028,177	$45,980,012	$(84,008,189)	$(41,734)

Page | 21

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Cash Flows

For the three months ended September 30, 2017	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,062,503)	$8,532,330	$7,403,303	$(15,935,633)	$(4,062,503)
Adjustments to reconcile net income to net cash flows from operating activities:
Equity of subsidiaries	(7,672,513)	(8,263,120)	-	15,935,633	-
Change in fair value of life insurance policies	-	(3,609,194)	(16,572,538)	-	(20,181,732)
Amortization of deferred financing and issuance costs	2,075,632	134,445	134,464	-	2,344,541
Deferred income taxes	(2,764,243)	-	-	-	(2,764,243)
Preferred stock dividends payable	333,391	-	-	-	333,391
(Increase) decrease in operating assets:
Life insurance policy benefits receivable	-	-	(7,627,000)	-	(7,627,000)
Other assets	(38,552,777)	51,740,361	330,547	(13,415,694)	102,437
Increase (decrease) in operating liabilities:
Due to related party	807,511	(10,940)	(800,000)	-	(3,429)
Accounts payable and accrued expenses	693,285	(844,072)	(264,684)	-	(415,471)
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(49,142,217)	47,679,810	(17,395,908)	(13,415,694)	(32,274,009)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	-	-	(25,199,692)	-	(25,199,692)
Carrying value of matured life insurance policies	-	505,000	1,828,039	-	2,333,039
Proceeds from Secured MCA advances	-	-	826,621	-	826,621
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	505,000	(22,545,032)	-	(22,040,032)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on senior credit facilities	-	-	56,887,491	-	56,887,491
Payments for issuance of senior debt	-		(3,937,907)	-	(3,937,907)
Payments for redemption of Series I Secured Notes	-	(6,815,406)	-	-	(6,815,406)
Proceeds from issuance of L Bonds	30,271,873	-	-	-	30,271,873
Payments for issuance and redemption of L Bonds	(19,752,717)	-	-	-	(19,752,717)
Payments to restricted cash	-	1,807,105	38,533,296	-	40,340,401
Issuance of member capital	-	37,959,462	(51,375,156)	13,415,694	--
Issuance of common stock	30	-	-	-	30
Proceeds from issuance of preferred stock	25,211,870	-	-	-	25,211,870
Payments for issuance and redemption of preferred stock	(1,291,420)	-	-	-	(1,291,420)
Payments of preferred stock dividends	(3,548,165)	-	-	-	(3,548,165)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	30,891,471	32,951,161	40,107,724	13,415,694	117,366,050

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,250,746)	81,135,971	166,784		63,052,009

CASH AND CASH EQUIVALENTS
BEGINNING OF THE PERIOD	49,632,850	1,451,260	1,209,362	-	52,293,472

END OF THE PERIOD	$31,382,104	$82,587,231	$1,376,146	$-	$115,345,481

Page | 22

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Consolidating Statements of Cash Flows (continued)

For the three months ended September 30, 2016	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(1,956,187)	$8,697,549	$11,356,703	$(20,054,252)	$(1,956,187)
Adjustments to reconcile net loss to net cash flows from operating activities:
Equity of subsidiaries	(8,692,924)	(11,361,328)	-	20,054,252	-
Change in fair value of life insurance policies	-	-	(21,073,226)	-	(21,073,226)
Amortization of deferred financing and issuance costs	2,072,879	81,849	611,015	-	2,765,743
Deferred income taxes	(1,428,130)	-	-	-	(1,428,130)
Preferred stock dividends payable	333,565	-	-	-	333,565
(Increase) decrease in operating assets:
Life insurance policy benefits receivable	-	-	700,000	-	700,000
Other assets	(54,428,152)	(54,272,589)	-	109,120,577	419,836
Increase (decrease) in operating liabilities:
Due to related party	(64,249)	(16,700)	-	-	(80,949)
Accounts payable and other accrued expenses	155,980	2,172,227	(5,545,197)	-	(3,216,990)
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(64,007,218)	(54,698,992)	(13,950,705)	109,120,577	(23,536,338)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	-	-	(25,770,326)	-	(25,770,326)
Carrying value of matured life insurance policies	-	-	1,078,889	-	1,078,889
Investment in Secured MCA advances	-	-	(1,965,896)		(1,965,896)
Proceeds from Secured MCA advances	-	-	220,911	-	220,911
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(26,436,422)	-	(26,436,422)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayment of senior credit facilities	-	-	(10,761,048)	-	(10,761,048)
Payments for redemption of Series I Secured Notes	-	(541,275)	-	-	(541,275)
Proceeds from issuance of L Bonds	64,350,430	-	-	-	64,350,430
Payments for issuance and redemption of L Bonds	(14,373,447)	-	-	-	(14,373,447)
Payments to restricted cash	-	486,283	(5,013,515)	-	(4,527,232)
Issuance of member capital	-	52,304,345	56,816,232	(109,120,577)	-
Issuance of common stock	31,515	-	-	-	31,515
Proceeds from issuance of preferred stock	20,786,332	-	-	-	20,786,332
Payments for issuance and redemption of preferred stock	(2,485,304)	-	(71,555)	-	(2,556,859)
Payments of preferred stock dividends	(1,041,178)	-	-	-	(1,041,178)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	67,268,348	52,249,353	40,970,114	(109,120,577)	51,367,238

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,261,130	(2,449,639)	582,987	-	1,394,478

CASH AND CASH EQUIVALENTS
BEGINNING OF THE PERIOD	10,051,621	6,822,484	505,245	-	17,379,350

END OF THE PERIOD	$13,312,751	$4,372,845	$1,088,232	$-	$18,773,828

Page | 23

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Consolidating Statements of Cash Flows (continued)

For the nine months ended September 30, 2017	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(9,801,856)	$26,372,828	$27,209,521	$(53,582,349)	$(9,801,856)
Adjustments to reconcile net loss to net cash flows from operating activities:
Equity of subsidiaries	(24,013,243)	(29,569,106)	-	53,582,349	-
Change in fair value of life insurance policies	-	(4,803,015)	(44,498,052)	-	(49,301,067)
Amortization of deferred financing and issuance costs	4,931,441	208,829	1,368,422	-	6,508,692
Deferred income taxes	(6,481,917)	-	-	-	(6,481,917)
Preferred stock dividends payable	1,034,139	-	-	-	1,034,139
(Increase) decrease in operating assets:
Life insurance policy benefits receivable	-	-	(9,252,000)	-	(9,252,000)
Other assets	(65,691,037)	(3,794,004)	788,726	69,667,082	970,767
Increase (decrease) in operating liabilities:
Due to related party	1,897,406	(10,620)	(1,900,000)	-	(13,214)
Accounts payable and other accrued expenses	2,331,255	(2,407,918)	1,917,279	-	1,840,616
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(95,793,812)	(14,003,006)	(24,366,104)	69,667,082	(64,495,840)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	-	-	(67,321,363)	-	(67,321,363)
Carrying value of matured life insurance policies	-	1,256,576	6,460,271	-	7,716,847
Investment in Secured MCA advances	-	-	(39,671)	-	(39,671)
Proceeds from Secured MCA advances	-	-	2,250,323	-	2,250,323
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	1,256,576	(58,650,440)	-	(57,393,864)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayment of senior credit facilities	-	-	49,787,954	-	49,787,954
Payments for issuance of senior debt		(1,076,118)	(4,052,201)	-	(5,128,319)
Payments for redemption of Series I Secured Notes	-	(16,613,667)	-	-	(16,613,667)
Proceeds from issuance of L Bonds	87,016,343	-	-	-	87,016,343
Payments for issuance and redemption of L Bonds	(58,949,880)	-	-	-	(58,949,880)
Payments to restricted cash	-	(529,472)	32,536,838	-	32,007,366
Issuance of member capital	-	64,191,966	5,475,116	(69,667,082)	-
Payments for issuance and redemption of common stock	(1,603,526)	-	-	-	(1,603,526)
Proceeds from issuance of preferred stock	86,692,811	-	-	-	86,692,811
Payments for issuance and redemption of preferred stock	(7,013,857)	-	-	-	(7,013,857)
Payments of preferred stock dividends	(7,447,022)	-	-	-	(7,447,022)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	98,694,869	45,972,709	83,747,707	(69,667,082)	158,748,203

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,901,057	33,226,279	731,163	-	36,858,499

CASH AND CASH EQUIVALENTS
BEGINNING OF THE PERIOD	28,481,047	49,360,952	644,983	-	78,486,982

END OF THE PERIOD	$31,382,104	$82,587,231	$1,376,146	$-	$115,345,481

Page | 24

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Consolidating Statements of Cash Flows (continued)

For the nine months ended September 30, 2016	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,111,599	$38,028,177	$45,980,012	$(84,008,189)	$2,111,599
Adjustments to reconcile net income to net cash flows from operating activities:
Equity of subsidiaries	(37,510,459)	(46,497,730)	-	84,008,189	-
Change in fair value of life insurance policies	-	-	(53,846,155)	-	(53,846,155)
Amortization of deferred financing and issuance costs	5,982,802	(1,364,614)	1,459,717	-	6,077,905
Deferred income taxes	1,478,617	-	-	-	1,478,617
Preferred stock dividends payable	663,614	-	-	-	663,614
(Increase) decrease in operating assets:
Life insurance policy benefits receivable	-	-	(6,129,022)		(6,129,022)
Other assets	(114,885,990)	(92,168,163)	-	206,436,523	(617,630)
Increase in operating liabilities:
Due to related party	(2,867,225)	(15,505)	2,700,000	-	(182,730)
Accounts payable and accrued expenses	2,396,503	2,889,525	(7,310,262)	-	(2,024,234)
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(142,630,539)	(99,128,310)	(17,145,710)	206,436,523	(52,468,036)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	-	-	(74,470,362)	-	(74,470,362)
Carrying value of matured life insurance policies	-	-	7,381,132	-	7,381,132
Investment in Secured MCA advances	-	-	(7,613,310)	-	(7,613,310)
Proceeds from Secured MCA advances	-	-	1,246,703	-	1,246,703
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(73,455,837)	-	(73,455,837)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on senior credit facilities	-	-	6,238,952	-	6,238,952
Payments for redemption of Series I Secured Notes	-	(6,264,018)	-	-	(6,264,018)
Proceeds from issuance of L Bonds	135,477,090	-	-	-	135,477,090
Payments for issuance and redemption of L Bonds	(37,036,922)	-	-	-	(37,036,922)
Payments to restricted cash	-	(2,335,768)	(11,010,358)	-	(13,346,126)
Issuance of common stock	244,185	-	-	-	244,185
Proceeds from issuance of preferred stock	31,215,986	-	71,555	-	31,287,541
Payments for issuance and redemption of preferred stock	(4,095,878)	-	(78,895)	-	(4,174,773)
Payments of preferred stock dividends	(2,153,333)	-	-	-	(2,153,333)
Issuance of member capital	-	110,118,219	96,318,304	(206,436,523)	-
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	123,651,128	101,518,433	91,539,558	(206,436,523)	110,272,596

NET INCREASE IN CASH AND CASH EQUIVALENTS	(18,979,411)	2,390,123	938,011	-	(15,651,277)

CASH AND CASH EQUIVALENTS
BEGINNING OF THE PERIOD	32,292,162	1,982,722	150,221	-	34,425,105

END OF THE PERIOD	$13,312,751	$4,372,845	$1,088,232	$-	$18,773,828

Page | 25

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(20)	Concentrations

We mostly purchase life insurance policies written by life insurance companies having investment-grade ratings by independent rating agencies. As a result, there may be certain concentrations of policies with life insurance companies. The following summarizes the face value of insurance policies with specific life insurance companies exceeding 10% of the total face value of our portfolio.

Life insurance company	September 30,	December 31,
	2017	2016
John Hancock	14.92%	14.36%
AXA Equitable	12.24%	13.42%
Lincoln National	11.27%	11.22%

The following summarizes the number of insurance policies held in specific states exceeding 10% of the total face value of our portfolio:

State of Residence	September 30,	December 31,
	2017	2016
Florida	19.76%	19.42%
California	19.06%	20.72%

(21)	Subsequent Events

Since September 30, 2017, eight policies covering seven individuals have matured. The combined life insurance benefits of these policies were $14,953,000.

Since September 30, 2017, we have issued approximately $18,277,000 of L Bonds.

Since September 30, 2017, we have issued approximately $13,037,000 of RPS 2.

On October 9, 2017, all shares of Series A were redeemed with a redemption payment equal to the sum of (i) $8.25 per share of Series A and (ii) all accrued but unpaid dividends calculated at an annual rate of $0.75 per share, for an aggregate of $22,252,000.

On October 23, 2017, we entered into an Amended and Restated Indenture with GWG Life, LLC, as guarantor, and Bank of Utah, as trustee, for the purposes of (i) eliminating references to the Series I Secured Notes that had been governed by the original indenture and were fully paid off as described in this report (and replacing those references, where appropriate, with general references to pari passu debt that may be incurred in the future), (ii) eliminating references to an intercreditor agreement that had been entered into for the benefit of the holders of the Series I Secured Notes, and (iii) updating and otherwise clarifying certain provisions of the original Indenture. Our L Bonds are presently the only securities that have been issued under the Amended and Restated Indenture.

Also on October 23, 2017, we entered into an Amended and Restated Pledge and Security Agreement with GWG Life, LLC, Jon R. Sabes and Steven F. Sabes, each as a grantor, and Bank of Utah, as the collateral trustee, for the purposes of (i) amending and restating the terms under which it and the other grantors have granted a security interest for the obligations owing in respect of the L Bonds issued under the Amended and Restated Indenture to be consistent with the Amended and Restated Indenture described above, and (ii) updating and otherwise clarifying certain provisions of the original Pledge and Security Agreement.

Page | 26

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

Such risks and uncertainties include, but are not limited to:

●	changes in the secondary market for life insurance;
●	changes resulting from the evolution of our business model and strategy with respect to the life insurance industry;
●	our limited operating history;
●	the valuation of assets reflected on our financial statements;
●	the reliability of assumptions underlying our actuarial models, including our life expectancy estimates;
●	our reliance on debt financing and continued access to the capital markets;
● ●	our history of operating losses; risks relating to the validity and enforceability of the life insurance policies we purchase;
●	risks relating to our ability to license and effectively apply technologies to improve and expand the scope of our business;
●	our reliance on information provided and obtained by third parties;
●	federal, state and FINRA regulatory matters;
●	competition in the secondary market of life insurance;
●	the relative illiquidity of life insurance policies;
●	our ability to satisfy our debt obligations if we were to sell our entire portfolio of life insurance policies;
●	life insurance company credit exposure;
●	cost-of-insurance (premium) increases on our life insurance policies;
●	general economic outlook, including prevailing interest rates;
●	performance of our investments in life insurance policies;
●	financing requirements;
●	risks associated with the merchant cash advance business;
●	the various risks associated with our attempts to commercialize our M-Panel technology;
●	litigation risks;
●	restrictive covenants contained in borrowing agreements; and
●	our ability to make cash distributions in satisfaction of dividend obligations and redemption requests.

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

Page | 27

Overview

We are a financial services company committed to disrupting and transforming the life insurance industry and related industries. We built our business by creating opportunities for consumers to obtain significantly more value for their life insurance policies in a secondary market as compared to the traditional options offered by the insurance industry. We are enhancing and extending these activities through innovation in our products and services, business processes, financing strategies, and advanced epigenetic technologies. At the same time, we are creating opportunities for investors to receive income and capital appreciation from our investment activities in the life insurance and related industries.

Critical Accounting Policies

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with the Generally Accepted Accounting Principles (GAAP) requires us to make significant judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our judgments, estimates, and assumptions on historical experience and on various other factors believed to be reasonable under the circumstances. Actual results could differ materially from these estimates. We evaluate our judgments, estimates, and assumptions on a regular basis and make changes accordingly. We believe that the judgments, estimates, and assumptions involved in valuing our investments in life insurance policies and evaluating deferred taxes have the greatest potential impact on our consolidated financial statements and accordingly believe these to be our critical accounting estimates. Below we discuss the critical accounting policies associated with these estimates as well as certain other critical accounting policies.

Ownership of Life Insurance Policies—Fair Value Option

We account for the purchase of life insurance policies in accordance with Accounting Standards Codification 325-30, Investments in Insurance Contracts, which requires us to use either the investment method or the fair value method. We have elected to account for all of our life insurance policies using the fair value method.

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

The 2015 Valuation Basic Table (“2015 VBT”) finalized by the Society of Actuaries is based on a much larger dataset of insured lives, face amount of policies and more current information compared to the dataset underlying the 2008 Valuation Basic Table. The 2015 VBT dataset includes 266 million policies compared to the 2008 VBT dataset of 75 million. The experience data in the 2015 VBT dataset includes 2.55 million claims on policies from 51 insurance carriers. Life expectancies implied by the 2015 VBT are generally longer for male and female nonsmokers between the ages of 65 and 80, while smokers and insureds of both genders over the age of 85 have significantly lower life expectancies. We adopted the 2015 VBT in our valuation process in June 2016.

For life insurance policies with face amounts greater than $1 million and that are not pledged under any senior credit facility (approximately 9% of our portfolio by face amount of policy benefits) we attempt to update the independent life expectancy estimates on a continuous rotating three year cycle. For life insurance policies with face amounts greater than $750,000 that are pledged under the LNV senior credit facility (approximately 82% of our portfolio by face amount of policy benefits) we are presently required to update the independent life expectancy estimates every two years beginning from the date of the amended facility.

We conduct medical underwriting on the life insurance policies we own with life expectancy reports produced by independent third-party medical-actuarial underwriting firms.  Each life expectancy report summarizes the underlying insured person’s medical history based on the underwriter’s review of recent and historical medical records. We obtain two such life expectancy reports for almost all policies, except for small face value insurance policies (i.e., a policy with $1 million in face value benefits or less). For valuation purposes, we average the life expectancy estimates, expressed as the number of months at which the individual will have a 50% probability of mortality.

Our prior experience in updating independent life expectancy estimates has generally resulted in shorter life expectancies of the updated insureds within our portfolio, but often not as short as we had projected. This has resulted in reductions to the fair value of our portfolio in the amounts of $5.4 million and $14.0 million for the three and nine months ended September 30, 2017, respectively. As our life insurance portfolio continues to grow, we may experience additional and material adjustments to the fair value of our portfolio due to updating independent life expectancy estimates.

Page | 28

In August 2017, Phoenix Life Insurance Company announced pending cost-of-insurance rate increases for certain life insurance policies that will be effected on the policy anniversary dates after November 2017. We identified two affected policies in our portfolio. We are aware of one additional pending cost-of-insurance increase affecting one other policy in our portfolio.

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

Fair Value Components – Discount Rate

A discount rate is used to calculate the net present value of the expected cash flows. The discount rate used to calculate fair value of our portfolio incorporates the guidance provided by Accounting Standards Codification 820, Fair Value Measurements and Disclosures.

The table below provides the discount rate used to estimate the fair value of our portfolio of life insurance policies for the period ending:

September 30, 2017	December 31, 2016
10.54%	10.96%

The change in the discount rate incorporates current information about discount rates applied by other reporting companies owning portfolios of life insurance policies, discount rates observed by us in the life insurance secondary market, market interest rates, credit exposure to the issuing insurance companies, and our estimate of the operational risk premium a purchaser would require to receive the future cash flows derived from our portfolio of life insurance policies. Management has discretion regarding the combination of these and other factors when determining the discount rate. The discount rate we choose assumes an orderly and arms-length transaction (i.e., a non-distressed transaction in which neither seller nor buyer is compelled to engage in the transaction), which is consistent with related GAAP guidance. The carrying value of policies acquired during each quarterly reporting period are adjusted to their current fair value using the fair value discount rate applied to the entire portfolio as of that reporting date.

We engaged Model Actuarial Pricing System, Inc. (“MAPS”) to prepare a calculation of our life insurance portfolio. MAPS owns and maintains the portfolio pricing software we use. MAPS processed policy data, future premium data, life expectancy estimate data, and other actuarial information to calculate a net present value for our portfolio using the specified discount rate of 10.54%. MAPS independently calculated the net present value of our portfolio of 850 policies to be $620.1 million and furnished us with a letter documenting its calculation. A copy of such letter is filed as Exhibit 99.1 to this report.

Deferred Income Taxes

Under Accounting Standards Codification 740, Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established for deferred tax assets that are not considered “more likely than not” to be realized. Realization of deferred tax assets depends upon having sufficient past or future taxable income in periods to which the deductible temporary differences are expected to be recovered or within any applicable carryback or carryforward periods or sufficient tax planning strategies.

Page | 29

Principal Revenue and Expense Items

We earn revenues from the following three primary sources.

●	Life Insurance Policy Benefits Realized. We recognize the difference between the face value of the policy benefits and carrying value when an insured mortality event has occurred and we determine that collection of the policy benefits is realizable and reasonably assured. Revenue from a transaction must meet both criteria in order to be recognized. We generally collect the face value of the life insurance policy from the insurance company within 45 days of our notification of the insured’s mortality.

●	Change in Fair Value of Life Insurance Policies. We value our portfolio investments for each reporting period in accordance with the fair value principles discussed herein, which reflects the expected receipt of policy benefits in future periods as shown in our consolidated financial statements, net premium costs.

●	Sale of a Life Insurance Policy. In the event of a sale of a policy, we recognize gain or loss as the difference between the sale price and the carrying value of the policy on the date of the receipt of payment on such sale.

Our main components of expense are summarized below.

●	Selling, General and Administrative Expenses. We recognize and record expenses incurred in our business operations, including operations related to the purchasing and servicing of life insurance policies. These expenses include salaries and benefits, sales, marketing, occupancy and other expenditures.

●	Interest Expense. We recognize and record interest expenses associated with the costs of financing our life insurance portfolio for the current period. These expenses include interest paid to our senior lenders under our senior credit facilities, interest paid on our L Bonds and other outstanding indebtedness. When we issue debt, we amortize the financing costs (commissions and other fees) associated with such indebtedness over the outstanding term of the financing, and classify it as interest expense.

Results of Operations — Three and Nine Months Ended September 30, 2017 Compared to the Same Periods in 2016

The following is our analysis of the results of operations for the periods indicated below. This analysis should be read in conjunction with our consolidated financial statements and related notes.

Revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue recognized from maturities of life insurance contracts	$7,414,000	$4,222,000	$31,941,000	$26,986,000
Revenue recognized from change in fair value of life insurance contracts	20,182,000	21,073,000	49,300,000	53,846,000
Premiums and other annual fees	(13,175,000)	(11,785,000)	(36,124,000)	(29,225,000)
Gain on life insurance contracts, net	$14,121,000	$13,510,000	$45,117,000	$51,607,000
Other income	276,000	411,000	1,336,000	995,000
Total revenue	$14,697,000	$13,921,000	$46,453,000	$52,602,000

Number of policies matured	8	4	27	16
Face value of matured policies	$9,747,000	$5,300,000	$39,657,000	$34,367,000
The change in fair value related to new policies acquired during the period	$7,217,000	$11,668,000	$25,863,000	$29,509,000

The discount rate applied to estimate the fair value of the portfolio of life insurance policies we own was 10.54% as of September 30, 2017, compared to 10.96% as of December 31, 2016 and 11.07% as of September 30, 2016. The carrying value of policies acquired during each quarterly reporting period is adjusted to current fair value using the fair value discount rate applied to the entire portfolio as of that reporting date.

Page | 30

Expenses.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Increase/ Decrease		2017	2016	Increase/ Decrease
Interest expense (including amortization of deferred financing costs)	13,275,000	10,943,000	2,332,000	(1)	38,766,000	29,857,000	8,909,000	(1)
Employee compensation and benefits	$3,792,000	$2,912,000	$880,000	(2)	$10,696,000	$8,450,000	$2,246,000	(2)
Legal and professional expenses	1,657,000	587,000	1,070,000	(3)	3,934,000	3,097,000	837,000	(3)
Provision for MCA loans	28,000	-	28,000	(4)	906,000	400,000	506,000	(4)
Other expenses	2,772,000	2,863,000	(91,000	)(5)	8,435,000	7,208,000	1,227,000	(5)
Total expenses	$21,524,000	$17,305,000	$4,219,000		$62,737,000	$49,012,000	$13,725,000

(1)	Increase is due to the increase in our average debt outstanding.
(2)	Increase is due to hiring of additional members to our sales and policy acquisition teams. At September 30, 2017 we employed 73 employees and on September 30, 2016 we employed 67 employees.
(3)	Increase is due to increased legal fees associated with MCA collections.
(4)	Increase is due to impairment of the Nulook loan due to decreased recovery estimates.
(5)	Increase is due to sales and marketing costs associated with growing and servicing our network of independent financial advisors and appointed agents.

Deferred Income Taxes.

The Company is engaged in acquiring of life insurance policies and holding them to maturity. Due to the nature of holding policies and the aging of the underlying insureds, Management believes the Company likely will recognize taxable income as the policies in our portfolio start maturing at an accelerated rate in the near future. Management has evaluated and concluded on the material accuracy of our deferred tax carrying amounts.

The following table provides a reconciliation of our income tax expense at the statutory federal tax rate to our actual income tax expense:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Statutory federal income tax (benefit)	$(2,321,000)	34.0%	$(1,151,000)	34.0%	$(5,537,000)	34.0%	$1,221,000	34.0%
State income taxes (benefit), net of federal benefit	(440,000)	6.5%	(216,000)	6.4%	(1,049,000)	6.4%	240,000	6.7%
Other permanent differences	(3,000)	0.0%	(61,000)	1.8%	104,000	(0.6)%	18,000	0.5%
Total income tax expense (benefit)	$(2,764,000)	40.5%	$(1,428,000)	42.2%	$(6,482,000)	39.8%	$1,479,000	41.2%

The most significant temporary differences between GAAP net income and taxable net income are the treatment of interest costs and premiums with respect to the acquisition and servicing of the life insurance policies and revenue recognition with respect to the fair value of the life insurance portfolio.

Page | 31

Liquidity and Capital Resources

We finance our business through a combination of life insurance policy benefit receipts, equity offerings, debt offerings, and our senior credit facility. We have used our debt offerings and our senior credit facility primarily for policy acquisition, policy servicing, and portfolio-related financing expenditures including paying principal and interest.

As of September 30, 2017 and December 31, 2016, we had approximately $135.8 million and $121.7 million, respectively, in combined available cash, cash equivalents, and policy benefits receivable for the purpose of purchasing additional life insurance policies, paying premiums on existing policies, paying portfolio servicing expenses, and paying principal and interest on our maturing, outstanding financing obligations. Additional future borrowing base capacity for premiums and servicing costs, created as the premiums and servicing costs of pledged life insurance policies become due, exists under the amended and restated senior credit facility with LNV Corporation. As of the same periods, we had no amounts under our senior credit facility with Autobahn Funding Company.

Financings Summary

We had the following outstanding debt balances as of September 30, 2017 and December 31, 2016:

	As of September 30, 2017		As of December 31, 2016
Issuer/Borrower	Principal Amount Outstanding	Weighted Average Interest Rate	Principal Amount Outstanding	Weighted Average Interest Rate
GWG Holdings, Inc. – L Bonds	$424,778,000	7.35%	$387,067,000	7.23%
GWG Life, LLC – Series I Secured Notes	-		16,614,000	8.68%
GWG DLP Funding III, LLC – Autobahn credit facility (see Note 5)	-	N/A	-	N/A
GWG DLP Funding IV, LLC – LNV senior credit facility (see Note 6) (1)	212,513,000	7.52%	162,725,000	7.34%
Total	$637,291,000	7.40%	$566,406,000	7.30%

(1)	Weighted average interest rate effective October 1, 2017 is 9.31%.

On September 8, 2017, we redeemed all of the outstanding Series I Secured Notes for an aggregate of $6.8 million.

The Series I Secured Notes were governed by an Intercreditor Agreement, a Third Amended and Restated Note Issuance and Security Agreement dated November 1, 2011, as amended, and a related Pledge Agreement. Upon the redemption of the Series I Secured Notes and the termination of all obligations outstanding thereunder, those agreements were terminated effective as of September 8, 2017.

In June 2011, we concluded a private placement offering of Series A for new investors, having received an aggregate $24.6 million in subscriptions for our Series A. These subscriptions consisted of $14.0 million in conversions of outstanding Series I Secured Notes into Series A and $10.6 million of new investments.

As of September 30, 2017 and December 31, 2016, respectively, we had approximately $20.1 million and $19.7 million of Series A stated value outstanding. On October 9, 2017, we exercised our contractual right to call for the redemption of the Series A Preferred Stock and all related outstanding warrants and paid an aggregate of approximately $22.2 million.

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

In January 2015, we began publicly offering up to $1.0 billion of L Bonds as a follow-on to our earlier $250.0 million public debt offering. Through September 30, 2017, the total amount of these L Bonds sold, including renewals, was $799.4 million. As of September 30, 2017 and December 31, 2016, respectively, we had approximately $424.8 million and $387.1 million in principal amount of L Bonds outstanding.

In October 2015, we began publicly offering up to 100,000 shares of our RPS at a per-share price of $1,000. As of September 30, 2017, we had issued approximately $99.1 million stated value of RPS. As of September 30, 2017, we no longer offer RPS.

Page | 32

On February 14, 2017, we began publicly offering up to 150,000 shares of RPS 2 at a per-share price of $1,000. As of September 30, 2017, we have issued approximately $48.3 million stated value of RPS 2.

The weighted-average interest rate of our outstanding Series I Secured Notes as of December 31, 2016 was 8.68%, and the weighted-average maturity was 1.14 years.  As of September 8, 2017, all of the Series I Secured Notes had been paid in full and all obligations thereunder had been terminated.

The weighted-average interest rate of our outstanding L Bonds as of September 30, 2017 and December 31, 2016 was 7.35% and 7.23%, respectively, and the weighted-average maturity at those dates was 2.35 and 2.13 years, respectively. Our L Bonds have renewal features. Since we first issued our L Bonds, we have experienced $374.6 million in maturities, of which $223.7 million has renewed through September 30, 2017 for an additional term. This has provided us with an aggregate renewal rate of approximately 60% for investments in these securities. Effective September 1, 2016, we discontinued the sales and renewals of 6-month and 1-year L Bonds.

Future contractual maturities of L Bonds at September 30, 2017 are:

Years Ending December 31,	L Bonds
Three months ending December 31, 2017	$17,059,000
2018	108,717,000
2019	133,174,000
2010	63,523,000
2021	28,703,000
2022	31,755,000
Thereafter	41,847,000
$424,778,000

The L Bonds are secured by all of our assets, and are subordinate to our senior credit facility with LNV Corporation (and senior credit facility with Autobahn Funding Company until its termination on September 12, 2017).

On September 12, 2017, we terminated our $105 million senior credit facility with Autobahn Funding Company LLC. We had paid off in full all obligations under the facility on September 14, 2016, and since that date, we had no balances outstanding on the facility.

On September 27, 2017, we entered into a $300 million amended and restated senior credit facility with LNV Corporation in which DLP IV is the borrower. We intend to use the proceeds from this facility to grow and maintain our portfolio of life insurance policies, for liquidity and for general corporate purposes. As of September 30, 2017 we had approximately $212.5 million outstanding under the LNV senior credit facility.

We expect to meet our ongoing operational capital needs through a combination of the receipt of policy benefits from our portfolio of life insurance policies and net proceeds from our L Bonds and RPS 2 offerings. We expect to meet our policy acquisition, servicing, and financing capital needs principally from the receipt of policy benefits from our portfolio of life insurance policies, net proceeds from our offering of L Bonds and RPS 2, and from our senior credit facility with LNV Corporation. We estimate that our liquidity and capital resources are sufficient for our current and projected financial needs for at least the next twelve months given current assumptions. However, if we are unable to continue our offerings for any reason (or if we become unsuccessful in selling our securities), and we are unable to obtain capital from other sources, our business will be materially and adversely affected. In addition, our business will be materially and adversely affected if we do not receive the policy benefits we forecast and if holders of our L Bonds fail to renew with the frequency we have historically experienced. In such a case, we could be forced to sell our investments in life insurance policies to service or satisfy our debt-related and other obligations. A sale under such circumstances may result in significant impairment of the realized value of our portfolio.

Capital expenditures have historically not been material and we do not anticipate making material capital expenditures in 2017 or beyond.

Page | 33

Debt Financing Summary

The table below reconciles the face amount of our outstanding debt to the carrying value shown on our balance sheet:

	As of September 30, 2017	As of December 31, 2016
Total senior facilities and other indebtedness
Face amount outstanding	$212,513,000	$162,725,000
Unamortized selling costs	(10,535,000)	(6,660,000)
Carrying amount	$201,978,000	$156,065,000

Series I Secured Notes:
Face amount outstanding	$-	$16,614,000
Unamortized selling costs	-	(209,000)
Carrying amount	$-	$16,405,000

L Bonds:
Face amount outstanding	$424,778,000	$387,067,000
Subscriptions in process	2,744,000	5,882,000
Unamortized selling costs	$(14,462,000)	$(11,636,000)
Carrying amount	$413,060,000	$381,313,000

Portfolio Assets and Secured Indebtedness

At September 30, 2017, the fair value of our investments in life insurance policies of $620.1 million plus our cash balance of $115.3 million and our restricted cash balance of $5.8 million, plus matured policy benefits receivable of $14.6 million, totaled $755.9 million representing an excess of portfolio assets over secured indebtedness of $118.6 million. At December 31, 2016, the fair value of our investments in life insurance policies of $511.2 million plus our cash balance of $78.5 million and our restricted cash balance of $37.8 million, plus matured policy benefits receivable of $5.3 million, totaled $632.9 million, representing an excess of portfolio assets over secured indebtedness of $66.4 million.

The following forward-looking table seeks to illustrate the impact that a hypothetical sale of our portfolio of life insurance assets at various discount rates would have on our ability to satisfy our debt obligations as of September 30, 2017. In all cases, the sale of the life insurance assets owned by DLP IV will be used first to satisfy all amounts owing, if any, under our senior credit facility with LNV Corporation (as of September 12, 2017, we terminated our credit facility with Autobahn Funding Company). The net sale proceeds remaining after satisfying all obligations under the senior credit facility with LNV Corporation would be applied to L Bonds on a pari passu basis.

Portfolio Discount Rate	10%	11%	12%	13%	14%	15%	16%
Value of portfolio	$636,627,000	$606,597,000	$578,955,000	$553,450,000	$529,864,000	$508,007,000	$487,710,000
Cash, cash equivalents and policy benefits receivable	135,762,000	135,762,000	135,762,000	135,762,000	135,762,000	135,762,000	135,762,000
Total assets	772,389,000	742,359,000	714,717,000	689,212,000	665,626,000	643,769,000	623,472,000
Senior credit facility	212,513,000	212,513,000	212,513,000	212,513,000	212,513,000	212,513,000	212,513,000
Net after senior credit facility	559,876,000	529,846,000	502,204,000	476,699,000	453,113,000	431,256,000	410,959,000
L Bonds	424,778,000	424,778,000	424,778,000	424,778,000	424,778,000	424,778,000	424,778,000
Net after L Bonds	135,098,000	105,068,000	77,426,000	51,921,000	28,335,000	6,478,000	(13,819,000)
Impairment to L Bonds	No impairment	No impairment	No impairment	No impairment	No impairment	No impairment	Impairment

Page | 34

The table illustrates that our ability to fully satisfy amounts owing under the L Bonds would likely be impaired upon the sale of all our life insurance assets at a price equivalent to a discount rate of approximately 15.32% or higher. At December 31, 2016, the likely impairment occurred at a discount rate of approximately 13.94% or higher. The discount rate used to calculate the fair value of our portfolio was 10.54% and 10.96% at September 30, 2017 and December 31, 2016.

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

Cash Flows

The payment of premiums and servicing costs to maintain life insurance policies represents our most significant requirement for cash disbursement. When a policy is purchased, we are able to calculate the minimum premium payments required to maintain the policy in-force. Over time as the insured ages, premium payments will increase. Nevertheless, the probability we will actually be required to pay the premiums decreases as mortality becomes more likely. These scheduled premiums and associated probabilities are factored into our expected internal rate of return and cash-flow modeling. Beyond premiums, we incur policy servicing costs, including annual trustee, tracking costs, and debt servicing costs, including principal and interest payments all of which are excluded from our internal rate of return (“IRR”) calculations. Until we receive a sufficient amount of proceeds from the policy benefits, we intend to pay these costs from our senior credit facility with LNV Corporation, when permitted, and through the issuance of debt securities, including the L Bonds, and equity securities including our preferred stock offerings.

The amount of payments for anticipated premiums and servicing costs that we will be required to make over the next five years to maintain our current portfolio, assuming no mortalities, is set forth in the table below.

Years Ending December 31,	Premiums	Servicing	Premiums and Servicing Fees
Three months ending December 31, 2017	$16,915,000	$1,587,000	$18,502,000
2018	54,931,000	1,587,000	56,518,000
2019	60,916,000	1,587,000	62,503,000
2020	68,728,000	1,587,000	70,315,000
2021	77,522,000	1,587,000	79,109,000
2022	87,424,000	1,587,000	89,011,000
	$366,436,000	$9,522,000	$375,958,000

Our anticipated premium expenses are subject to the risk of increased cost-of-insurance charges (i.e., premium charges) for the universal life insurance policies we own. In August 2017, Phoenix Life Insurance Company announced pending cost-of-insurance rate increases for certain life insurance policies that will be effected on the policy anniversary dates after November 2017. We identified two affected policies in our portfolio. We are aware of one additional pending cost-of-insurance increase affecting one other policy in our portfolio. As a result, we expect that our premium expense will increase and the fair value of the policy and our portfolio will be negatively impacted once the insurer has specified and implemented the proposed increases. Except as noted above, we are not aware of cost-of-insurance increases by other insurers, but we are aware that cost-of-insurance increases have become more prevalent in the industry. Thus, we may see additional insurers implementing cost-of-insurance increases in the future.

Page | 35

For the quarter-end dates set forth below, the following table illustrates the total amount of face value of policy benefits owned, and the trailing 12 months of life insurance policy benefits realized and premiums paid on our portfolio. The trailing 12-month benefits/premium coverage ratio indicates the ratio of policy benefits realized to premiums paid over the trailing 12-month period from our portfolio of life insurance policies.

Quarter End Date	Portfolio Face Amount	12-Month Trailing Benefits Realized	12-Month Trailing Premiums Paid	12-Month Trailing Benefits/ Premium Coverage Ratio
December 31, 2014	779,099,000	18,050,000	23,265,000	77.6%
March 31, 2015	754,942,000	46,675,000	23,786,000	196.2%
June 30, 2015	806,274,000	47,125,000	24,348,000	193.5%
September 30, 2015	878,882,000	44,482,000	25,313,000	175.7%
December 31, 2015	944,844,000	31,232,000	26,650,000	117.2%
March 31, 2016	1,027,821,000	21,845,000	28,771,000	75.9%
June 30, 2016	1,154,798,000	30,924,000	31,891,000	97.0%
September 30, 2016	1,272,078,000	35,867,000	37,055,000	96.8%
December 31, 2016	1,361,675,000	48,452,000	40,240,000	120.4%
March 31, 2017	1,447,558,000	48,189,000	42,753,000	112.7%
June 30, 2017	1,525,363,000	49,295,000	45,414,000	108.5%
September 30, 2017	1,622,627,000	53,742,000	46,559,000	115.4%

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

Off-Balance Sheet Arrangements

We are party to an office lease with U.S. Bank National Association as the landlord. On September 1, 2015, we entered into an amendment that expanded the leased space to 17,687 square feet and extended the term through October 31, 2025 (see Note 17).

Credit Risk

We review the credit risk associated with our portfolio of life insurance policies when estimating its fair value. In evaluating the policies’ credit risk, we consider insurance company solvency, credit risk indicators, economic conditions, ongoing credit evaluations, and company positions. We attempt to manage our credit risk related to life insurance policies typically by purchasing policies issued only from companies with an investment-grade credit rating by either Standard & Poor’s, Moody’s, or A.M. Best Company. As of September 30, 2017, 96.5% of our life insurance policies, by face value benefits, were issued by companies that maintained an investment-grade rating (BBB or better) by Standard & Poor’s.

Page | 36

Interest Rate Risk

Our senior credit facilities are floating-rate financing. In addition, our ability to offer interest and dividend rates that attract capital (including in our continuous offering of L Bonds and RPS 2) is generally impacted by prevailing interest rates. Furthermore, while our L Bond and RPS 2 offerings provide us with fixed-rate debt and equity financing, our debt coverage ratio is calculated in relation to the interest rate on all of our debt financing. Therefore, fluctuations in interest rates impact our business by increasing our borrowing costs, and reducing availability under our debt financing arrangements. We calculate our portfolio earnings based upon the spread generated between the return on our life insurance portfolio and the total cost of our financing. As a result, increases in interest rates will reduce the earnings we expect to achieve from our investments in life insurance policies.

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

We use non-GAAP financial measures for management’s assessment of our financial condition and operating results without regard to GAAP fair value standards. The application of current GAAP fair value standards, especially during a period of significant growth of our portfolio and our company may result in current period GAAP financial results that may not be reflective of our long-term earnings potential or overall financial condition. Management believes that our non-GAAP financial measures permit investors to understand long-term earnings performance without regard to the volatility in GAAP financial results that can, and does, occur during this stage of our portfolio and company growth.

Therefore, in contrast to a GAAP fair valuation, we seek to measure the accrual of the actuarial gain occurring within the portfolio of life insurance policies at our expected internal rate of return (exclusive of future interest costs) based on statistical mortality probabilities for the insureds (using primarily the insured’s age, sex, health and smoking status). The expected internal rate of return tracks actuarial gain occurring within the policies according to a mortality table as the insureds’ age increases. By comparing the actuarial gain accruing within our portfolio of life insurance policies against our adjusted operating costs during the same period, we can estimate, manage and evaluate the overall financial performance of our business without regard to fair value volatility. We use this information to balance our life insurance policy purchasing and manage our capital structure, including the issuance of debt and utilization of our other sources of capital, and to monitor our compliance with borrowing covenants. We believe that these non-GAAP financial measures provide information that is useful for investors to understand period-over-period operating results separate and apart from fair value items that can have a disproportionately positive or negative impact on GAAP results in any particular reporting period.

Our senior credit facility with Autobahn/DZ Bank, which we terminated effective as of September 12, 2017, required us to maintain a “positive net income” and “tangible net worth,” each of which were calculated on an adjusted non-GAAP basis using the method described below, without regard to GAAP-based fair value measures. In addition, our senior credit facility with Autobahn/DZ Bank required us to maintain an “excess spread,” which is the difference between (i) the weighted average of our expected internal rate of return of our portfolio of life insurance policies; and (ii) the weighted average of the Autobahn/DZ Bank senior credit facility’s interest rate.

Page | 37

In addition, the note issuance and security agreement governing our Series I Secured Notes, which we terminated effective as of September 8, 2017, and the Indenture governing our L Bonds requires us to maintain a “debt coverage ratio” designed to provide reasonable assurance that the buy and hold value of our portfolio plus certain short term assets exceed our total outstanding indebtedness. This ratio is calculated using non-GAAP measures in the method described below, again without regard to GAAP-based fair value measures.

Non-GAAP Investment Cost Basis	As of September 30, 2017	As of December 31, 2016
GAAP fair value	$620,098,000	$511,192,000
Unrealized fair value gain (1)	(313,926,000)	(264,625,000)
Adjusted cost basis increase (2)	303,941,000	248,377,000
Non-GAAP investment cost basis (3)	$610,113,000	$494,944,000

(1)	This represents the reversal of cumulative unrealized GAAP fair value gain of life insurance policies.
(2)	Adjusted cost basis is increased to include interest, premiums and servicing fees that are expensed under GAAP.
(3)	This is the non-GAAP cost basis in life insurance policies from which our expected internal rate of return is calculated.

Excess Spread. Management uses the “total excess spread” to gauge expected profitability of our investments. The expected IRR of our portfolio is based upon future cash flow forecasts derived from a probabilistic analysis of our policy benefits received and policy premiums paid in relation to our non-GAAP investment cost basis (“Expected IRR”).

	As of September 30, 2017	As of December 31, 2016
Expected IRR (1)	10.55%	11.34%
Total weighted-average interest rate on indebtedness for borrowed money (2)	7.40%	7.30%
Total excess spread (3)	3.15%	4.04%

(1)	Excludes IRR realized on matured life insurance policies which are substantial.
(2)	Represents the weighted-average interest rate paid on all interest-bearing indebtedness as of the measurement date, determined as follows:

Indebtedness	As of September 30, 2017	As of December 31, 2016
Senior credit facility with LNV Corporation	$212,513,000	$162,725,000
Series I Secured Notes	-	16,614,000
L Bonds	424,778,000	387,067,000
Total	$637,291,000	$566,406,000

Interest Rates on Indebtedness
Senior credit facility with LNV Corporation	7.52%	7.34%
Series I Secured Notes	-	8.68%
L Bonds	7.35%	7.23%
Weighted-average interest rates paid on indebtedness	7.40%	7.30%

(3)	Calculated as the Expected IRR minus the weighted-average interest rate on interest-bearing indebtedness (2).

Adjusted Non-GAAP Net Income. We calculate our adjusted non-GAAP net income by recognizing the actuarial gain accruing within our life insurance portfolio at the Expected IRR against our adjusted cost basis without regard to fair value. We net this actuarial gain against our adjusted operating costs during the same period to calculate our net income on a non-GAAP basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
GAAP net income (loss) attributable to common shareholders	$(7,611,000)	$(2,997,000)	$(17,249,000)	$(42,000)
Unrealized fair value gain (1)	(20,182,000)	(21,073,000)	(49,301,000)	(53,846,000)
Adjusted cost basis increase (2)	24,207,000	19,948,000	68,667,000	51,689,000
Accrual of unrealized actuarial gain (3)	9,032,000	11,769,000	21,448,000	29,339,000
Total adjusted non-GAAP net income (loss)	$5,446,000	$7,647,000	$23,565,000	$27,140,000

(1)	Reversal of unrealized GAAP fair value gain of life insurance policies for current period.
(2)	Adjusted cost basis is increased to include interest, premiums and servicing fees that are expensed under GAAP.
(3)	Accrual of actuarial gain at the Expected IRR.

Page | 38

Adjusted Non-GAAP Tangible Net Worth. We calculate our adjusted non-GAAP tangible net worth by recognizing the actuarial gain accruing within our life insurance policies at the Expected IRR of the policies we own without regard to fair value. We net this actuarial gain against our costs during the same period to calculate our adjusted tangible net worth on a non-GAAP basis.

	As of September 30, 2017	As of December 31, 2016
GAAP net worth	$131,624,000	$67,298,000
Less intangible assets (1)	(26,139,000)	(19,442,000)
GAAP tangible net worth	105,485,000	47,856,000
Unrealized fair value gain (2)	(313,926,000)	(264,625,000)
Adjusted cost basis increase (3)	303,941,000	248,377,000
Accrual of unrealized actuarial gain (4)	154,255,000	132,808,000
Total adjusted non-GAAP tangible net worth	$249,755,000	$164,416,000

(1)	Unamortized portion of deferred financing costs and pre-paid insurance.
(2)	Reversal of cumulative unrealized GAAP fair value gain on life insurance policies.
(3)	Adjusted cost basis is increased to include interest, premiums and servicing fees that are expensed under GAAP.
(4)	Accrual of cumulative actuarial gain at the Expected IRR.

Debt Coverage Ratio. Our L Bond and Series I Secured Notes borrowing covenants require us to maintain a debt coverage ratio of less than 90%. The debt coverage ratio is calculated by dividing the sum of our total interest-bearing indebtedness by the sum of our cash, cash equivalents, policy benefits receivable, if any, and the net present value of the life insurance portfolio.

	As of September 30, 2017		As of December 31, 2016
Life insurance portfolio policy benefits	$1,622,627,000		$1,361,675,000
Discount rate of future cash flows (1)	7.40	%(2)	7.30%
Net present value of life insurance portfolio policy benefits	$723,547,000		$614,908,000
Cash and cash equivalents	121,165,000		121,659,000
Life insurance policy benefits receivable	14,597,000		-
Total Coverage	859,309,000		736,567,000

Senior credit facilities	212,513,000		162,725,000
Series I Secured Notes	-		16,614,000
L Bonds	424,778,000		387,067,000
Total Indebtedness	$637,291,000		$566,406,000

Debt Coverage Ratio	74.16	%(2)	76.90%

(1)	Weighted-average interest rate paid on indebtedness.

(2)	Effective October 1, 2017, the rate on our senior credit facility with LNV Corporation increased to 9.31%. As a result, the above amounts would be 8.00% and 76.20%, respectively.

Page | 39

As of September 30, 2017, we were in compliance with the debt coverage ratio.

Expected Portfolio Internal Rate of Return at Purchase. Expected portfolio IRR at purchase is calculated as the weighted average (by face amount of policy benefits) derived from a probabilistic analysis of policy benefits received and policy premiums paid relative to our purchase price for all life insurance policies in the portfolio. This non-GAAP measure isolates our IRR expectation at purchase utilizing our underwriting life expectancy assumptions at the time of purchase. This measure does not change with the passage of time as compared to our non-GAAP investment cost basis that increases with the payment of premiums, financing costs, and the effective life expectancy which changes over time, both of which are used to calculate our Expected IRR.

	As of September 30,	As of December 31,
	2017	2016
Life insurance portfolio policy benefits	$1,622,627,000	$1,361,675,000
Total number of policies	850	690
Non-GAAP Expected Portfolio Internal Rate of Return at Purchase	15.42%	15.64%

Portfolio Information

Our portfolio of life insurance policies, owned by our subsidiaries as of September 30, 2017, is summarized below:

Life Insurance Portfolio Summary

Total portfolio face value of policy benefits	$1,622,627,000
Average face value per policy	$1,909,000
Average face value per insured life	$2,135,000
Average age of insured (yrs.)*	81.7
Average life expectancy estimate (yrs.)*	6.9
Total number of policies	850
Number of unique lives	760
Demographics	74% Males; 26% Females
Number of smokers	34
Largest policy as % of total portfolio	0.82%
Average policy as % of total portfolio	0.12%
Average annual premium as % of face value	3.51%

* Averages presented in the table are weighted averages.

Page | 40

Our portfolio of life insurance policies, owned by our wholly owned subsidiaries as of September 30, 2017, organized by the insured’s current age and the associated number of policies and policy benefits, is summarized below:

Distribution of Policies and Policy Benefits by Current Age of Insured

					Percentage of Total
Min Age	Max Age	Policies	Policy Benefits	Wtd. Avg. Life Expectancy (yrs.)	Number of Policies	Policy Benefits
95	99	9	$12,642,000	1.2	1.0%	0.8%
90	94	83	$155,515,000	2.8	9.8%	9.5%
85	89	199	$434,311,000	4.7	23.4%	26.8%
80	84	186	$414,508,000	6.6	21.9%	25.5%
75	79	159	$306,210,000	9.2	18.7%	18.9%
70	74	145	$215,788,000	10.6	17.1%	13.3%
60	69	69	$83,653,000	10.2	8.1%	5.2%
Total		850	$1,622,627,000	6.9	100.0%	100.0%

Our portfolio of life insurance policies, owned by our wholly owned subsidiaries as of September 30, 2017, organized by the insured’s estimated life expectancy and associated policy benefits, is summarized below:

Distribution of Policies by Current Life Expectancies of Insured

				Percentage of Total
Min LE (Months)	Max LE (Months)	Policies	Policy Benefits	Number of Policies	Policy Benefits
2	47	221	$354,855,000	26.0%	21.9%
48	71	184	374,980,000	21.7%	23.1%
72	95	166	331,697,000	19.5%	20.4%
96	119	125	242,156,000	14.7%	14.9%
120	143	86	168,746,000	10.1%	10.4%
144	197	68	150,193,000	8.0%	9.3%
Total		850	$1,622,627,000	100.0%	$100.0%

We track concentrations of pre-existing medical conditions among insured individuals within our portfolio based on information contained in life expectancy reports. We track these medical conditions within the following ten primary categories: (1) cancer, (2) cardiovascular, (3) cerebrovascular, (4) dementia, (5) diabetes, (6) multiple, (7) neurological disorders, (8) no disease, (9) other, and (10) respiratory diseases. Our primary categories are summary generalizations based on the ICD-9 codes we track on each insured individual within our portfolio. ICD-9 codes, published by the World Health Organization, are used worldwide for medical diagnoses and treatment systems, as well as morbidity and mortality statistics. Currently, the primary disease categories within our portfolio that represent a concentration of over 10% are multiple, cardiovascular, and other which constitute 26.4%, 20.5%, and 12.9%, respectively, of the face amount of insured benefits of our portfolio as at September 30, 2017.

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

Approximately 96.5% of life insurance assets in our portfolio were issued by insurance companies with investment-grade credit ratings from Standard & Poor’s, as of September 30, 2017. Our largest life insurance company credit exposures and the Standard & Poor’s credit rating of their respective financial strength and claims-paying ability is set forth below:

Rank	Policy Benefits	Percentage of Policy Benefit Amount	Insurance Company	Ins. Co. S&P Rating
1	$242,128,000	14.9%	John Hancock Life Insurance Company (U.S.A.)	AA-
2	$198,657,000	12.2%	AXA Equitable Life Insurance Company	A+
3	$182,827,000	11.3%	Lincoln National Life Insurance Company	AA-
4	$160,754,000	9.9%	Transamerica Life Insurance Company	AA-
5	$118,934,000	7.3%	Metropolitan Life Insurance Company	AA-
6	$61,025,000	3.8%	American General Life Insurance Company	A+
7	$57,293,000	3.6%	Massachusetts Mutual Life Insurance Company	AA+
8	$57,207,000	3.5%	Pacific Life Insurance Company	AA-
9	$53,106,000	3.3%	Security Life of Denver Insurance Company	A
10	$47,390,000	2.9%	West Coast Life Insurance Company	AA-
	1,179,321,000	72.7%

Page | 41

The yield to maturity on bonds issued by life insurance carriers reflects, among other things, the credit risk (risk of default) of such insurance carrier. We follow the yields on certain publicly traded life insurance company bonds since this information is part of the data we consider when valuing our portfolio of life insurance policies for our financial statements.

Name of Bond	Maturity	YTM	Duration (Years)	Bond S&P Rating
AXA 1.125%	5/15/2028	0.92%	10.6	A
Manulife Finl 4.15%	3/4/2026	3.31%	8.4	A
Lincoln National Corp Ind 3.625%	12/12/2026	3.42%	9.2	A-
Amer Intl Grp 4.125%	2/15/2024	2.95%	6.4	BBB+
Protective Life 7.375%	10/15/2019	2.06%	2.0	A-
Metlife 3.048%	12/15/2022	2.52%	5.2	A-
Prudential Finl Inc Mtns Book 3.5%	5/15/2024	2.81%	6.6	A
Average yield on insurance bonds		2.57%	6.9

The table above indicates the current yields to maturity (YTM) for the senior bonds of selected life insurance carriers with durations, on average, that are similar to the life expectancy estimates of our life insurance portfolio. As of September 30, 2017, the average yield to maturity of these bonds was 2.57%, which we believe reflects, in part, the financial market’s judgment that credit risk is low with regard to these carriers’ financial obligations. It should be noted that the obligations of life insurance carriers to pay life insurance policy benefits ranks senior to all of their other financial obligations, such as the bonds they issue. This “super senior” priority is not reflected in the yield to maturity in the table and, if considered, would result in a lower yield to maturity all else being equal. Thus, as long as the respective premium payments have been made, it is highly likely that the owner of the insurance policy will collect the insurance policy benefit upon the mortality of the insured.

Portfolio Return Modelling

We define the value proposition presented by our portfolio of life insurance assets as our ability to earn superior risk-adjusted returns. At any time, we calculate our returns from our life insurance assets based upon (i) our historical results; and (ii) the future cash flows we expect to realize from our statistical forecasts. To forecast our expected future cash flows, we use the probabilistic method of analysis. The actuarial software we use to produce our expected future cash flows and conduct our probabilistic analysis was developed by the actuarial firm Milliman and is now owned by MAPS. The expected internal rate of return of our portfolio is based upon future cash flow forecasts derived from a probabilistic analysis of our policy benefits received and policy premiums paid in relation to our non-GAAP investment cost basis. As of September 30, 2017, the expected internal rate of return on our portfolio of life insurance assets was 10.55% based on our portfolio benefits of $1.623 billion and our non-GAAP investment cost basis of $610.1 million (including purchase price, premiums paid, and financing costs incurred to date).

We seek to further enhance our understanding of our expected future cash flow forecast by applying a stochastic analysis, sometimes referred to as a “Monte Carlo simulation,” to provide us with a greater understanding of the variability of our future cash flow projections. The stochastic analysis we perform is built within the MAPS actuarial software and provides internal rate of return calculations for different statistical confidence intervals. The results of our stochastic analysis, in which we run 10,000 random mortality scenarios, demonstrates that the scenario ranking at the 50th percentile of all 10,000 results generates an internal rate of return of 10.50%, which is near to our Expected IRR of 10.55%. The stochastic analysis results also reveal that our portfolio is expected to generate an internal rate of return of 10.02% or better in 75% of all generated scenarios; and an internal rate of return of 9.59% or better in 90% of all generated scenarios. As the portfolio continues to grow, all else equal, the percentage of observations that result in an internal rate of return at or very near 10.50% (currently our median, or 50th percentile, internal rate of return expectation) is expected to increase, thereby lowering future cash flow volatility and potentially justifying our use of lower discount rates to value our portfolio.

Page | 42

In sum, we believe our statistical analyses show that, if we can continue to grow and maintain our investments in life insurance assets, then, in the absence of significant negative events affecting our most significant risks, including but not limited to longevity and credit risk, and interest rate and financing risk, those investments will potentially provide superior risk-adjusted returns for our company and provide us with the means to generate attractive returns for our investors.

The complete detail of our portfolio of life insurance policies, owned by our wholly owned subsidiaries as of September 30, 2017, organized by the current age of the insured and the associated policy benefits, sex, estimated life expectancy, issuing insurance carrier, and the credit rating of the issuing insurance carrier, is set forth below.

Life Insurance Portfolio Detail

(as of September 30, 2017)

	Face Amount	Gender	Age (ALB) (1)	LE (mo.) (2)	Insurance Company	S&P Rating
1	$8,000,000	F	99	13	Massachusetts Mutual Life Insurance Company	AA+
2	$1,100,000	M	97	15	Reliastar Life Insurance Company	A
3	$184,000	M	96	32	Reliastar Life Insurance Company	A
4	$219,000	M	96	32	Reliastar Life Insurance Company	A
5	$1,500,000	F	96	18	Accordia Life and Annuity Company	A-
6	$1,000,000	F	95	21	Transamerica Life Insurance Company	AA-
7	$250,000	M	95	17	North American Company for Life and Health Insurance	A+
8	$264,000	F	95	10	Lincoln Benefit Life Company	BBB+
9	$125,000	F	95	2	Lincoln National Life Insurance Company	AA-
10	$3,500,000	M	94	25	Reliastar Life Insurance Company	A
11	$2,000,000	F	94	2	Pruco Life Insurance Company	AA-
12	$500,000	F	94	34	Sun Life Assurance Company of Canada (U.S.)	AA-
13	$250,000	M	94	5	Transamerica Life Insurance Company	AA-
14	$1,682,773	F	93	34	Hartford Life and Annuity Insurance Company	BBB+
15	$572,429	F	93	19	Reliastar Life Insurance Company	A
16	$3,000,000	M	93	24	West Coast Life Insurance Company	AA-
17	$500,000	F	93	47	John Hancock Life Insurance Company (U.S.A.)	AA-
18	$5,000,000	F	93	39	American General Life Insurance Company	A+
19	$400,000	F	93	50	Principal Life Insurance Company	A+
20	$5,000,000	F	93	19	John Hancock Life Insurance Company (U.S.A.)	AA-
21	$1,000,000	F	93	18	Lincoln National Life Insurance Company	AA-
22	$300,000	F	93	12	West Coast Life Insurance Company	AA-
23	$500,000	M	92	32	Massachusetts Mutual Life Insurance Company	AA+
24	$5,000,000	M	92	18	John Hancock Life Insurance Company (U.S.A.)	AA-
25	$3,500,000	F	92	53	John Hancock Life Insurance Company (U.S.A.)	AA-
26	$3,100,000	F	92	19	Lincoln Benefit Life Company	BBB+
27	$1,500,000	F	92	48	Lincoln National Life Insurance Company	AA-
28	$3,000,000	F	92	21	Lincoln National Life Insurance Company	AA-
29	$5,000,000	F	92	36	Reliastar Life Insurance Company	A
30	$144,000	M	92	42	Lincoln National Life Insurance Company	AA-
31	$5,000,000	F	92	12	Lincoln National Life Insurance Company	AA-
32	$500,000	M	92	32	Reliastar Life Insurance Company	A

Page | 43

	Face Amount	Gender	Age (ALB) (1)	LE (mo.) (2)	Insurance Company	S&P Rating
33	$1,000,000	F	92	54	Lincoln National Life Insurance Company	AA-
34	$1,000,000	M	92	4	Voya Retirement Insurance and Annuity Company	A
35	$1,203,520	M	92	43	Columbus Life Insurance Company	AA
36	$1,350,000	F	92	23	Lincoln National Life Insurance Company	AA-
37	$1,000,000	F	92	30	Pan-American Assurance Company	N/A
38	$5,000,000	F	91	32	Massachusetts Mutual Life Insurance Company	AA+
39	$2,500,000	F	91	31	American General Life Insurance Company	A+
40	$2,500,000	M	91	36	Pacific Life Insurance Company	AA-
41	$1,000,000	F	91	34	United of Omaha Life Insurance Company	AA-
42	$500,000	M	91	31	Allianz Life Insurance Company of North America	AA
43	$1,200,000	F	91	24	Massachusetts Mutual Life Insurance Company	AA+
44	$1,200,000	F	91	24	Massachusetts Mutual Life Insurance Company	AA+
45	$375,000	M	91	24	Lincoln National Life Insurance Company	AA-
46	$1,103,922	F	91	43	Sun Life Assurance Company of Canada (U.S.)	AA-
47	$1,000,000	F	91	46	Transamerica Life Insurance Company	AA-
48	$250,000	F	91	46	Transamerica Life Insurance Company	AA-
49	$500,000	F	91	25	Transamerica Life Insurance Company	AA-
50	$5,000,000	M	91	26	John Hancock Life Insurance Company (U.S.A.)	AA-
51	$500,000	F	91	20	Lincoln National Life Insurance Company	AA-
52	$400,000	M	91	28	Lincoln National Life Insurance Company	AA-
53	$2,000,000	M	91	23	John Hancock Life Insurance Company (U.S.A.)	AA-
54	$500,000	F	91	18	Nationwide Life and Annuity Insurance Company	A+
55	$2,225,000	F	91	65	Transamerica Life Insurance Company	AA-
56	$3,500,000	F	91	25	Lincoln National Life Insurance Company	AA-
57	$1,000,000	F	90	36	Metropolitan Life Insurance Company	AA-
58	$100,000	M	90	20	American General Life Insurance Company	A+
59	$248,859	F	90	18	Lincoln National Life Insurance Company	AA-
60	$1,000,000	F	90	43	General American Life Insurance Company	AA-
61	$500,000	F	90	49	Sun Life Assurance Company of Canada (U.S.)	AA-
62	$250,000	M	90	60	Metropolitan Life Insurance Company	AA-
63	$4,000,000	F	90	53	Transamerica Life Insurance Company	AA-
64	$5,000,000	M	90	36	AXA Equitable Life Insurance Company	A+
65	$1,050,000	M	90	28	John Hancock Life Insurance Company (U.S.A.)	AA-
66	$5,000,000	M	90	33	AIG Life Insurance Company	A+
67	$3,000,000	M	90	73	Transamerica Life Insurance Company	AA-
68	$1,000,000	M	90	25	AXA Equitable Life Insurance Company	A+
69	$500,000	M	90	44	Lincoln National Life Insurance Company	AA-
70	$649,026	F	90	51	Midland National Life Insurance Company	A+
71	$4,785,380	F	90	25	John Hancock Life Insurance Company (U.S.A.)	AA-
72	$1,803,455	F	90	51	Metropolitan Life Insurance Company	AA-
73	$1,529,270	F	90	51	Metropolitan Life Insurance Company	AA-
74	$800,000	M	90	44	Lincoln National Life Insurance Company	AA-

Page | 44

	Face Amount	Gender	Age (ALB) (1)	LE (mo.) (2)	Insurance Company	S&P Rating
75	$5,000,000	M	90	35	John Hancock Life Insurance Company (U.S.A.)	AA-
76	$500,000	F	90	32	Transamerica Life Insurance Company	AA-
77	$400,000	F	90	32	Lincoln Benefit Life Company	BBB+
78	$3,000,000	F	90	69	Massachusetts Mutual Life Insurance Company	AA+
79	$200,000	M	90	31	Lincoln Benefit Life Company	BBB+
80	$4,445,467	M	90	40	Penn Mutual Life Insurance Company	A+
81	$1,500,000	M	90	29	Union Central Life Insurance Company	N/A
82	$7,500,000	M	90	32	Lincoln National Life Insurance Company	AA-
83	$3,600,000	F	90	48	AXA Equitable Life Insurance Company	A+
84	$300,000	M	90	30	John Hancock Life Insurance Company (U.S.A.)	AA-
85	$3,000,000	M	90	27	Lincoln National Life Insurance Company	AA-
86	$2,000,000	M	90	33	John Hancock Life Insurance Company (U.S.A.)	AA-
87	$100,000	F	90	38	American General Life Insurance Company	A+
88	$100,000	F	90	38	American General Life Insurance Company	A+
89	$396,791	M	90	19	Lincoln National Life Insurance Company	AA-
90	$1,000,000	F	90	43	Metropolitan Life Insurance Company	AA-
91	$1,500,000	M	90	82	Transamerica Life Insurance Company	AA-
92	$1,000,000	F	90	62	Lincoln National Life Insurance Company	AA-
93	$1,000,000	M	89	31	John Hancock Life Insurance Company (U.S.A.)	AA-
94	$2,000,000	M	89	31	John Hancock Life Insurance Company (U.S.A.)	AA-
95	$5,000,000	M	89	32	Lincoln National Life Insurance Company	AA-
96	$5,000,000	F	89	33	Transamerica Life Insurance Company	AA-
97	$3,000,000	M	89	28	Transamerica Life Insurance Company	AA-
98	$1,200,000	M	89	53	Transamerica Life Insurance Company	AA-
99	$1,000,000	M	89	57	AXA Equitable Life Insurance Company	A+
100	$5,000,000	F	89	49	Lincoln National Life Insurance Company	AA-
101	$6,000,000	F	89	39	Sun Life Assurance Company of Canada (U.S.)	AA-
102	$250,000	M	89	29	Wilton Reassurance Life Insurance Company	N/A
103	$330,000	M	89	50	AXA Equitable Life Insurance Company	A+
104	$175,000	M	89	50	Metropolitan Life Insurance Company	AA-
105	$335,000	M	89	50	Metropolitan Life Insurance Company	AA-
106	$3,000,000	M	89	55	AXA Equitable Life Insurance Company	A+
107	$2,000,000	F	89	31	Beneficial Life Insurance Company	N/A
108	$250,000	F	89	31	John Hancock Life Insurance Company (U.S.A.)	AA-
109	$1,000,000	F	89	22	New York Life Insurance Company	AA+
110	$1,250,000	M	89	19	Columbus Life Insurance Company	AA
111	$300,000	M	89	19	Columbus Life Insurance Company	AA
112	$10,000,000	F	89	69	West Coast Life Insurance Company	AA-
113	$2,500,000	M	89	44	Transamerica Life Insurance Company	AA-
114	$1,000,000	F	89	34	West Coast Life Insurance Company	AA-
115	$2,000,000	F	89	34	West Coast Life Insurance Company	AA-
116	$5,000,000	M	89	78	West Coast Life Insurance Company	AA-

Page | 45

	Face Amount	Gender	Age (ALB) (1)	LE (mo.) (2)	Insurance Company	S&P Rating
117	$200,000	M	89	52	AIG Life Insurance Company	A+
118	$500,000	F	89	38	Beneficial Life Insurance Company	N/A
119	$800,000	M	89	37	National Western Life Insurance Company	A
120	$1,269,017	M	89	17	Hartford Life and Annuity Insurance Company	BBB+
121	$2,000,000	M	89	61	Lincoln National Life Insurance Company	AA-
122	$1,500,000	F	89	34	Transamerica Life Insurance Company	AA-
123	$500,000	F	89	34	Transamerica Life Insurance Company	AA-
124	$1,000,000	M	89	25	Security Life of Denver Insurance Company	A
125	$5,000,000	M	89	60	Lincoln National Life Insurance Company	AA-
126	$4,513,823	F	89	20	Accordia Life and Annuity Company	A-
127	$2,000,000	M	89	67	Security Life of Denver Insurance Company	A
128	$2,000,000	M	89	67	Security Life of Denver Insurance Company	A
129	$2,000,000	M	89	67	Security Life of Denver Insurance Company	A
130	$309,000	M	89	19	Transamerica Life Insurance Company	AA-
131	$1,000,000	M	89	24	Lincoln National Life Insurance Company	AA-
132	$1,365,000	F	88	73	Transamerica Life Insurance Company	AA-
133	$1,000,000	F	88	67	Security Life of Denver Insurance Company	A
134	$200,000	F	88	66	Lincoln National Life Insurance Company	AA-
135	$1,000,000	M	88	29	Sun Life Assurance Company of Canada (U.S.)	AA-
136	$1,000,000	M	88	24	Massachusetts Mutual Life Insurance Company	AA+
137	$1,000,000	F	88	14	State Farm Life Insurance Company	AA
138	$2,000,000	M	88	75	Transamerica Life Insurance Company	AA-
139	$209,176	M	88	71	Lincoln National Life Insurance Company	AA-
140	$1,500,000	M	88	30	Lincoln National Life Insurance Company	AA-
141	$1,000,000	F	88	59	Transamerica Life Insurance Company	AA-
142	$8,500,000	M	88	67	Massachusetts Mutual Life Insurance Company	AA+
143	$2,328,547	M	88	31	Metropolitan Life Insurance Company	AA-
144	$2,000,000	M	88	31	Metropolitan Life Insurance Company	AA-
145	$1,000,000	M	88	19	Transamerica Life Insurance Company	AA-
146	$500,000	M	88	61	Metropolitan Life Insurance Company	AA-
147	$750,000	F	88	60	Lincoln National Life Insurance Company	AA-
148	$1,500,000	F	88	60	Lincoln National Life Insurance Company	AA-
149	$400,000	F	88	60	Lincoln National Life Insurance Company	AA-
150	$1,250,000	F	88	60	Lincoln National Life Insurance Company	AA-
151	$2,000,000	M	88	32	Lincoln National Life Insurance Company	AA-
152	$3,000,000	F	88	44	Transamerica Life Insurance Company	AA-
153	$347,211	F	88	21	Pruco Life Insurance Company	AA-
154	$1,800,000	M	88	35	John Hancock Life Insurance Company (U.S.A.)	AA-
155	$2,000,000	M	88	44	AXA Equitable Life Insurance Company	A+
156	$1,750,000	M	88	44	AXA Equitable Life Insurance Company	A+
157	$4,000,000	M	88	33	Metropolitan Life Insurance Company	AA-

Page | 46

	Face Amount	Gender	Age (ALB) (1)	LE (mo.) (2)	Insurance Company	S&P Rating
158	$2,000,000	M	88	24	Transamerica Life Insurance Company	AA-
159	$1,425,000	M	88	38	John Hancock Life Insurance Company (U.S.A.)	AA-
160	$1,500,000	M	88	39	AXA Equitable Life Insurance Company	A+
161	$694,487	M	87	56	Lincoln National Life Insurance Company	AA-
162	$1,500,000	M	87	19	Transamerica Life Insurance Company	AA-
163	$300,000	F	87	74	Accordia Life and Annuity Company	A-
164	$1,500,000	F	87	106	Lincoln Benefit Life Company	BBB+
165	$1,000,000	F	87	53	AXA Equitable Life Insurance Company	A+
166	$2,000,000	M	87	34	Metropolitan Life Insurance Company	AA-
167	$3,000,000	M	87	34	Metropolitan Life Insurance Company	AA-
168	$1,000,000	M	87	21	John Hancock Life Insurance Company (U.S.A.)	AA-
169	$2,000,000	F	87	64	AXA Equitable Life Insurance Company	A+
170	$1,000,000	M	87	36	Security Life of Denver Insurance Company	A
171	$5,000,000	F	87	39	Security Life of Denver Insurance Company	A
172	$3,000,000	F	87	63	Sun Life Assurance Company of Canada (U.S.)	AA-
173	$125,000	M	87	45	Jackson National Life Insurance Company	AA
174	$2,500,000	M	87	46	Metropolitan Life Insurance Company	AA-
175	$1,500,000	M	87	65	AXA Equitable Life Insurance Company	A+
176	$1,000,000	M	87	36	AXA Equitable Life Insurance Company	A+
177	$500,000	M	87	38	Lincoln National Life Insurance Company	AA-
178	$4,000,000	F	87	83	John Hancock Life Insurance Company (U.S.A.)	AA-
179	$5,000,000	M	87	60	Security Life of Denver Insurance Company	A
180	$5,000,000	M	87	67	Security Life of Denver Insurance Company	A
181	$1,000,000	M	87	44	Lincoln National Life Insurance Company	AA-
182	$450,000	M	87	44	American General Life Insurance Company	A+
183	$500,000	M	87	25	Genworth Life Insurance Company	BB-
184	$1,980,000	M	87	31	New York Life Insurance Company	AA+
185	$1,000,000	M	87	30	John Hancock Life Insurance Company (U.S.A.)	AA-
186	$500,000	M	87	30	New England Life Insurance Company	A+
187	$1,500,000	M	87	46	Voya Retirement Insurance and Annuity Company	A
188	$4,000,000	F	87	48	Reliastar Life Insurance Company	A
189	$284,924	M	87	41	Transamerica Life Insurance Company	AA-
190	$5,000,000	F	87	71	American General Life Insurance Company	A+
191	$2,000,000	F	87	66	John Hancock Life Insurance Company (U.S.A.)	AA-
192	$500,000	F	87	17	Transamerica Life Insurance Company	AA-
193	$3,500,000	F	87	79	Lincoln Benefit Life Company	BBB+
194	$500,000	M	87	35	Hartford Life and Annuity Insurance Company	BBB+
195	$800,000	M	87	31	Metropolitan Life Insurance Company	AA-
196	$5,000,000	F	86	79	AXA Equitable Life Insurance Company	A+
197	$1,000,000	F	86	63	John Hancock Life Insurance Company (U.S.A.)	AA-
198	$6,000,000	F	86	100	American General Life Insurance Company	A+
199	$1,433,572	M	86	35	Security Mutual Life Insurance Company of NY	N/A

Page | 47

	Face Amount	Gender	Age (ALB) (1)	LE (mo.) (2)	Insurance Company	S&P Rating
200	$2,000,000	M	86	44	National Life Insurance Company	A+
201	$1,000,000	F	86	27	Metropolitan Life Insurance Company	AA-
202	$1,000,000	M	86	40	Columbus Life Insurance Company	AA
203	$2,147,816	F	86	97	John Hancock Life Insurance Company (U.S.A.)	AA-
204	$4,200,000	F	86	96	Transamerica Life Insurance Company	AA-
205	$750,000	M	86	65	West Coast Life Insurance Company	AA-
206	$4,000,000	M	86	20	John Hancock Life Insurance Company (U.S.A.)	AA-
207	$1,000,000	M	86	56	John Hancock Life Insurance Company (U.S.A.)	AA-
208	$2,000,000	F	86	77	Lincoln Benefit Life Company	BBB+
209	$2,000,000	F	86	53	New York Life Insurance Company	AA+
210	$5,000,000	M	86	66	Lincoln National Life Insurance Company	AA-
211	$2,400,000	M	86	20	Genworth Life Insurance Company	BB-
212	$3,000,000	M	86	68	Transamerica Life Insurance Company	AA-
213	$3,250,000	F	86	81	Metropolitan Life Insurance Company	AA-
214	$3,075,000	F	86	81	Metropolitan Life Insurance Company	AA-
215	$8,500,000	M	86	81	John Hancock Life Insurance Company (U.S.A.)	AA-
216	$600,000	M	86	78	AXA Equitable Life Insurance Company	A+
217	$10,000,000	M	86	47	Lincoln National Life Insurance Company	AA-
218	$7,600,000	F	86	77	Transamerica Life Insurance Company	AA-
219	$250,000	M	86	11	Midland National Life Insurance Company	A+
220	$250,000	M	86	33	Transamerica Life Insurance Company	AA-
221	$2,500,000	F	86	55	American General Life Insurance Company	A+
222	$2,500,000	M	86	40	AXA Equitable Life Insurance Company	A+
223	$3,000,000	M	86	40	Lincoln National Life Insurance Company	AA-
224	$2,000,000	M	86	72	Pacific Life Insurance Company	AA-
225	$7,600,000	M	86	79	Transamerica Life Insurance Company	AA-
226	$3,000,000	F	86	29	AXA Equitable Life Insurance Company	A+
227	$2,000,000	M	86	55	American National Insurance Company	A
228	$250,000	M	86	58	Voya Retirement Insurance and Annuity Company	A
229	$1,800,000	F	86	41	Lincoln National Life Insurance Company	AA-
230	$1,703,959	M	86	49	Lincoln National Life Insurance Company	AA-
231	$3,000,000	M	86	42	Metropolitan Life Insurance Company	AA-
232	$2,000,000	M	86	36	Metropolitan Life Insurance Company	AA-
233	$500,000	M	86	7	Great Southern Life Insurance Company	N/A
234	$2,247,450	F	86	41	Transamerica Life Insurance Company	AA-
235	$1,000,000	M	86	39	Hartford Life and Annuity Insurance Company	BBB+
236	$400,000	M	86	30	Transamerica Life Insurance Company	AA-
237	$1,000,000	M	86	69	Lincoln National Life Insurance Company	AA-
238	$1,000,000	M	86	39	Metropolitan Life Insurance Company	AA-
239	$300,000	M	86	41	New England Life Insurance Company	A+
240	$3,500,000	M	86	44	Pacific Life Insurance Company	AA-
241	$2,500,000	M	86	44	AXA Equitable Life Insurance Company	A+

Page | 48

	Face Amount	Gender	Age (ALB) (1)	LE (mo.) (2)	Insurance Company	S&P Rating
242	$200,000	M	85	55	John Hancock Life Insurance Company (U.S.A.)	AA-
243	$402,500	M	85	63	John Hancock Life Insurance Company (U.S.A.)	AA-
244	$10,000,000	M	85	104	Pacific Life Insurance Company	AA-
245	$80,000	F	85	39	Protective Life Insurance Company	AA-
246	$1,000,000	M	85	42	Texas Life Insurance Company	N/A
247	$500,000	M	85	82	Metropolitan Life Insurance Company	AA-
248	$1,000,000	M	85	50	Lincoln National Life Insurance Company	AA-
249	$3,000,000	M	85	25	U.S. Financial Life Insurance Company	N/A
250	$325,000	M	85	44	Genworth Life and Annuity Insurance Company	BB-
251	$175,000	M	85	44	Genworth Life and Annuity Insurance Company	BB-
252	$850,000	M	85	39	American General Life Insurance Company	A+
253	$600,000	M	85	51	Massachusetts Mutual Life Insurance Company	AA+
254	$1,900,000	M	85	46	American National Insurance Company	A
255	$500,000	M	85	28	New York Life Insurance Company	AA+
256	$500,000	M	85	28	New York Life Insurance Company	AA+
257	$5,000,000	M	85	37	AXA Equitable Life Insurance Company	A+
258	$385,000	M	85	53	Metropolitan Life Insurance Company	AA-
259	$500,000	M	85	53	Metropolitan Life Insurance Company	AA-
260	$75,000	M	85	32	Fidelity and Guaranty Insurance Company	BBB-
261	$10,000,000	M	85	53	Lincoln National Life Insurance Company	AA-
262	$1,500,000	M	85	71	Lincoln National Life Insurance Company	AA-
263	$5,000,000	M	85	81	Banner Life Insurance Company	AA-
264	$3,500,000	F	85	74	AXA Equitable Life Insurance Company	A+
265	$1,000,000	F	85	79	West Coast Life Insurance Company	AA-
266	$1,000,000	F	85	57	American General Life Insurance Company	A+
267	$3,000,000	F	85	48	Metropolitan Life Insurance Company	AA-
268	$750,000	M	85	57	John Hancock Life Insurance Company (U.S.A.)	AA-
269	$4,500,000	M	85	53	AXA Equitable Life Insurance Company	A+
270	$2,275,000	M	85	71	Reliastar Life Insurance Company	A
271	$120,000	F	85	70	Lincoln National Life Insurance Company	AA-
272	$77,000	F	85	70	Lincoln National Life Insurance Company	AA-
273	$10,000,000	M	85	62	AXA Equitable Life Insurance Company	A+
274	$5,000,000	M	85	57	Transamerica Life Insurance Company	AA-
275	$300,000	F	85	85	AXA Equitable Life Insurance Company	A+
276	$500,000	F	85	85	AXA Equitable Life Insurance Company	A+
277	$900,000	M	85	54	Hartford Life and Annuity Insurance Company	BBB+
278	$340,000	F	85	65	Jackson National Life Insurance Company	AA
279	$2,300,000	M	85	17	American General Life Insurance Company	A+
280	$3,500,000	M	85	60	AXA Equitable Life Insurance Company	A+
281	$6,217,200	F	85	100	Phoenix Life Insurance Company	BB
282	$2,500,000	F	85	53	Reliastar Life Insurance Company	A
283	$1,275,000	M	85	35	General American Life Insurance Company	AA-

Page | 49

	Face Amount	Gender	Age (ALB) (1)	LE (mo.) (2)	Insurance Company	S&P Rating
284	$2,000,000	F	85	89	Lincoln National Life Insurance Company	AA-
285	$1,000,000	M	85	33	American General Life Insurance Company	A+
286	$750,000	M	85	67	AXA Equitable Life Insurance Company	A+
287	$500,000	F	85	75	Metropolitan Life Insurance Company	AA-
288	$2,400,000	M	85	52	Phoenix Life Insurance Company	BB
289	$5,000,000	M	85	80	Lincoln National Life Insurance Company	AA-
290	$10,000,310	F	85	82	Security Life of Denver Insurance Company	A
291	$2,214,691	F	85	82	Security Life of Denver Insurance Company	A
292	$1,500,000	M	84	75	General American Life Insurance Company	AA-
293	$3,000,000	M	84	48	Protective Life Insurance Company	AA-
294	$1,500,000	M	84	48	American General Life Insurance Company	A+
295	$2,000,000	F	84	84	Transamerica Life Insurance Company	AA-
296	$1,500,000	M	84	53	Pacific Life Insurance Company	AA-
297	$2,000,000	M	84	65	New York Life Insurance Company	AA+
298	$5,000,000	M	84	88	American General Life Insurance Company	A+
299	$250,000	M	84	120	Reliastar Life Insurance Company	A
300	$1,000,000	M	84	131	Reliastar Life Insurance Company	A
301	$1,000,000	M	84	39	American General Life Insurance Company	A+
302	$1,000,000	M	84	60	Security Mutual Life Insurance Company of NY	N/A
303	$2,000,000	F	84	66	Lincoln National Life Insurance Company	AA-
304	$1,995,000	F	84	89	Transamerica Life Insurance Company	AA-
305	$838,529	M	84	100	Transamerica Life Insurance Company	AA-
306	$10,000,000	M	84	60	New York Life Insurance Company	AA+
307	$700,000	M	84	80	Hartford Life and Annuity Insurance Company	BBB+
308	$1,000,000	M	84	49	Hartford Life and Annuity Insurance Company	BBB+
309	$1,000,000	M	84	49	Jackson National Life Insurance Company	AA
310	$417,300	M	84	80	Jackson National Life Insurance Company	AA
311	$5,000,000	M	84	58	Transamerica Life Insurance Company	AA-
312	$2,000,000	M	84	51	Ohio National Life Assurance Corporation	A+
313	$1,000,000	M	84	51	Ohio National Life Assurance Corporation	A+
314	$500,000	F	84	82	AXA Equitable Life Insurance Company	A+
315	$350,000	M	84	21	Jackson National Life Insurance Company	AA
316	$5,000,000	F	83	58	Security Mutual Life Insurance Company of NY	N/A
317	$5,000,000	M	83	69	AXA Equitable Life Insurance Company	A+
318	$6,000,000	M	83	84	Transamerica Life Insurance Company	AA-
319	$3,528,958	F	83	87	Lincoln National Life Insurance Company	AA-
320	$8,000,000	M	83	66	AXA Equitable Life Insurance Company	A+
321	$850,000	F	83	79	Zurich Life Insurance Company	A
322	$550,000	M	83	95	Genworth Life Insurance Company	BB-
323	$500,000	M	83	45	West Coast Life Insurance Company	AA-
324	$1,680,000	F	83	51	AXA Equitable Life Insurance Company	A+
325	$1,000,000	F	83	72	Lincoln National Life Insurance Company	AA-

Page | 50

	Face Amount	Gender	Age (ALB) (1)	LE (mo.) (2)	Insurance Company	S&P Rating
326	$1,250,000	M	83	80	Metropolitan Life Insurance Company	AA-
327	$3,000,000	F	83	49	AXA Equitable Life Insurance Company	A+
328	$3,000,000	F	83	49	AXA Equitable Life Insurance Company	A+
329	$1,000,000	M	83	59	AXA Equitable Life Insurance Company	A+
330	$1,600,000	M	83	66	John Hancock Life Insurance Company (U.S.A.)	AA-
331	$1,700,000	M	83	66	John Hancock Life Insurance Company (U.S.A.)	AA-
332	$1,000,000	M	83	49	AXA Equitable Life Insurance Company	A+
333	$1,500,000	M	83	50	Lincoln Benefit Life Company	BBB+
334	$10,000,000	F	83	48	Transamerica Life Insurance Company	AA-
335	$50,000	M	83	66	Transamerica Life Insurance Company	AA-
336	$700,000	M	83	81	Banner Life Insurance Company	AA-
337	$3,000,000	M	83	90	John Hancock Life Insurance Company (U.S.A.)	AA-
338	$10,000,000	M	83	51	Hartford Life and Annuity Insurance Company	BBB+
339	$1,750,000	M	83	64	AXA Equitable Life Insurance Company	A+
340	$5,000,000	M	83	59	AXA Equitable Life Insurance Company	A+
341	$300,000	F	83	56	Hartford Life and Annuity Insurance Company	BBB+
342	$250,000	M	83	78	American General Life Insurance Company	A+
343	$3,500,000	M	83	66	Metropolitan Life Insurance Company	AA-
344	$2,502,000	M	83	125	Transamerica Life Insurance Company	AA-
345	$170,000	F	83	45	Reliastar Life Insurance Company	A
346	$240,000	M	83	27	Lincoln National Life Insurance Company	AA-
347	$10,000,000	M	83	93	John Hancock Life Insurance Company (U.S.A.)	AA-
348	$10,000,000	M	83	85	Pacific Life Insurance Company	AA-
349	$250,000	F	83	83	Accordia Life and Annuity Company	A-
350	$3,000,000	M	83	104	Principal Life Insurance Company	A+
351	$1,700,000	M	83	45	Lincoln National Life Insurance Company	AA-
352	$1,210,000	M	83	48	Lincoln National Life Insurance Company	AA-
353	$3,000,000	F	83	87	West Coast Life Insurance Company	AA-
354	$7,000,000	M	83	67	Genworth Life Insurance Company	BB-
355	$8,000,000	M	82	107	Metropolitan Life Insurance Company	AA-
356	$3,000,000	M	82	80	Reliastar Life Insurance Company	A
357	$4,000,000	M	82	64	Lincoln National Life Insurance Company	AA-
358	$500,000	M	82	37	Genworth Life and Annuity Insurance Company	BB-
359	$3,000,000	M	82	124	Metropolitan Life Insurance Company	AA-
360	$300,000	F	82	80	Metropolitan Life Insurance Company	AA-
361	$200,000	M	82	55	Protective Life Insurance Company	AA-
362	$150,000	M	82	55	Protective Life Insurance Company	AA-
363	$150,000	M	82	55	Protective Life Insurance Company	AA-
364	$350,000	M	82	55	Lincoln National Life Insurance Company	AA-
365	$1,187,327	M	82	78	Transamerica Life Insurance Company	AA-
366	$5,000,000	M	82	88	John Hancock Life Insurance Company (U.S.A.)	AA-
367	$100,000	M	82	93	Protective Life Insurance Company	AA-

Page | 51

	Face Amount	Gender	Age (ALB) (1)	LE (mo.) (2)	Insurance Company	S&P Rating
368	$600,000	M	82	35	Lincoln National Life Insurance Company	AA-
369	$800,000	M	82	61	North American Company for Life And Health Insurance	A+
370	$8,000,000	F	82	88	John Hancock Life Insurance Company (U.S.A.)	AA-
371	$785,000	M	82	95	Pacific Life Insurance Company	AA-
372	$2,000,000	M	82	17	Metropolitan Life Insurance Company	AA-
373	$1,000,000	F	82	70	Lincoln Benefit Life Company	BBB+
374	$1,000,000	M	82	75	Penn Mutual Life Insurance Company	A+
375	$6,000,000	M	82	103	AXA Equitable Life Insurance Company	A+
376	$320,987	F	82	87	John Hancock Life Insurance Company (U.S.A.)	AA-
377	$130,000	M	82	37	Genworth Life Insurance Company	BB-
378	$5,500,000	M	82	102	Metropolitan Life Insurance Company	AA-
379	$2,000,000	M	82	80	Transamerica Life Insurance Company	AA-
380	$1,000,000	M	82	81	John Hancock Life Insurance Company (U.S.A.)	AA-
381	$1,000,000	M	82	114	Protective Life Insurance Company	AA-
382	$2,000,000	F	82	71	Pacific Life Insurance Company	AA-
383	$4,000,000	M	82	77	Lincoln National Life Insurance Company	AA-
384	$2,000,000	M	82	64	Metropolitan Life Insurance Company	AA-
385	$2,000,000	M	82	64	Metropolitan Life Insurance Company	AA-
386	$218,362	M	82	110	Lincoln National Life Insurance Company	AA-
387	$4,300,000	F	82	92	American National Insurance Company	A
388	$100,000	M	82	67	Prudential Insurance Company of America	AA-
389	$200,000	M	82	50	Kansas City Life Insurance Company	N/A
390	$1,029,871	M	82	121	Principal Life Insurance Company	A+
391	$2,000,000	F	82	58	Transamerica Life Insurance Company	AA-
392	$1,500,000	F	82	59	Protective Life Insurance Company	AA-
393	$687,006	M	82	64	The State Life Insurance Company	AA-
394	$750,000	M	82	48	Security Life of Denver Insurance Company	A
395	$2,500,000	M	82	101	AXA Equitable Life Insurance Company	A+
396	$2,500,000	M	82	101	AXA Equitable Life Insurance Company	A+
397	$200,000	M	82	34	Pruco Life Insurance Company	AA-
398	$180,000	F	82	75	Midland National Life Insurance Company	A+
399	$500,000	M	82	33	Transamerica Life Insurance Company	AA-
400	$3,000,000	M	81	41	Pacific Life Insurance Company	AA-
401	$3,000,000	M	81	41	Minnesota Life Insurance Company	A+
402	$3,000,000	M	81	41	Pruco Life Insurance Company	AA-
403	$5,000,000	M	81	79	Pacific Life Insurance Company	AA-
404	$5,000,000	M	81	79	Pacific Life Insurance Company	AA-
405	$800,000	F	81	83	Prudential Insurance Company of America	AA-
406	$250,000	M	81	58	United of Omaha Life Insurance Company	AA-
407	$3,601,500	M	81	78	Transamerica Life Insurance Company	AA-
408	$1,000,000	M	81	78	Sun Life Assurance Company of Canada (U.S.)	AA-
409	$5,000,000	M	81	72	John Hancock Life Insurance Company (U.S.A.)	AA-

Page | 52

	Face Amount	Gender	Age (ALB) (1)	LE (mo.) (2)	Insurance Company	S&P Rating
410	$5,000,000	M	81	110	Principal Life Insurance Company	A+
411	$150,000	M	81	74	MetLife Insurance Company USA	A+
412	$500,000	M	81	63	American General Life Insurance Company	A+
413	$1,000,000	M	81	104	Transamerica Life Insurance Company	AA-
414	$800,000	M	81	104	Columbus Life Insurance Company	AA
415	$1,009,467	M	81	43	John Hancock Life Insurance Company (U.S.A.)	AA-
416	$7,000,000	M	81	69	Lincoln Benefit Life Company	BBB+
417	$100,000	M	81	50	North American Company for Life And Health Insurance	A+
418	$1,000,000	M	81	96	Lincoln National Life Insurance Company	AA-
419	$1,000,000	M	81	124	Metropolitan Life Insurance Company	AA-
420	$5,000,000	M	81	42	John Hancock Life Insurance Company (U.S.A.)	AA-
421	$6,799,139	M	81	102	AXA Equitable Life Insurance Company	A+
422	$1,000,000	M	81	68	Transamerica Life Insurance Company	AA-
423	$500,000	M	81	93	Transamerica Life Insurance Company	AA-
424	$476,574	M	81	56	Transamerica Life Insurance Company	AA-
425	$250,000	M	81	78	AXA Equitable Life Insurance Company	A+
426	$2,250,000	M	81	77	Massachusetts Mutual Life Insurance Company	AA+
427	$775,000	M	81	105	Lincoln National Life Insurance Company	AA-
428	$1,000,000	F	81	105	John Hancock Life Insurance Company (U.S.A.)	AA-
429	$6,000,000	M	81	100	AXA Equitable Life Insurance Company	A+
430	$1,445,000	F	81	86	AXA Equitable Life Insurance Company	A+
431	$1,500,000	F	81	86	AXA Equitable Life Insurance Company	A+
432	$500,000	M	81	126	Transamerica Life Insurance Company	AA-
433	$200,000	M	81	41	Lincoln National Life Insurance Company	AA-
434	$1,000,000	M	81	92	Metropolitan Life Insurance Company	AA-
435	$6,000,000	M	81	89	AXA Equitable Life Insurance Company	A+
436	$5,000,000	F	81	98	Reliastar Life Insurance Company	A
437	$300,000	F	81	67	Columbus Life Insurance Company	AA
438	$750,000	M	81	53	Lincoln National Life Insurance Company	AA-
439	$5,000,000	M	81	158	West Coast Life Insurance Company	AA-
440	$3,000,000	M	81	78	Principal Life Insurance Company	A+
441	$5,000,000	M	80	118	Lincoln National Life Insurance Company	AA-
442	$3,000,000	M	80	68	American General Life Insurance Company	A+
443	$70,000	M	80	35	Pioneer Mutual Life Insurance Company	N/A
444	$5,000,000	M	80	63	John Hancock Life Insurance Company (U.S.A.)	AA-
445	$500,000	M	80	52	John Hancock Life Insurance Company (U.S.A.)	AA-
446	$100,000	M	80	46	AXA Equitable Life Insurance Company	A+
447	$1,000,000	M	80	96	Metropolitan Life Insurance Company	AA-
448	$200,000	M	80	82	Lincoln National Life Insurance Company	AA-
449	$1,250,000	M	80	81	AXA Equitable Life Insurance Company	A+
450	$3,000,000	F	80	71	New York Life Insurance Company	AA+
451	$4,000,000	M	80	53	Metropolitan Life Insurance Company	AA-

Page | 53

	Face Amount	Gender	Age (ALB) (1)	LE (mo.) (2)	Insurance Company	S&P Rating
452	$6,805,007	M	80	186	Metropolitan Life Insurance Company	AA-
453	$2,500,000	M	80	84	Massachusetts Mutual Life Insurance Company	AA+
454	$2,500,000	M	80	84	Massachusetts Mutual Life Insurance Company	AA+
455	$500,000	F	80	106	Columbus Life Insurance Company	AA
456	$4,000,000	F	80	76	Transamerica Life Insurance Company	AA-
457	$4,000,000	M	80	129	John Hancock Life Insurance Company (U.S.A.)	AA-
458	$323,027	F	80	142	Lincoln National Life Insurance Company	AA-
459	$929,975	M	80	60	Lincoln National Life Insurance Company	AA-
460	$1,000,000	M	80	69	Lincoln National Life Insurance Company	AA-
461	$325,000	M	80	29	American General Life Insurance Company	A+
462	$1,750,000	M	80	49	John Hancock Life Insurance Company (U.S.A.)	AA-
463	$5,000,000	M	80	77	Transamerica Life Insurance Company	AA-
464	$3,750,000	M	80	34	AXA Equitable Life Insurance Company	A+
465	$500,000	F	80	123	Ohio National Life Assurance Corporation	A+
466	$550,000	M	80	63	Pruco Life Insurance Company	AA-
467	$300,000	M	80	63	Pruco Life Insurance Company	AA-
468	$800,000	M	80	82	Minnesota Life Insurance Company	A+
469	$1,000,000	M	80	85	Massachusetts Mutual Life Insurance Company	AA+
470	$1,200,000	F	80	94	AXA Equitable Life Insurance Company	A+
471	$300,000	M	80	60	Lincoln National Life Insurance Company	AA-
472	$750,000	M	80	99	General American Life Insurance Company	AA-
473	$2,000,000	F	80	43	Transamerica Life Insurance Company	AA-
474	$1,220,000	M	80	89	Reliastar Life Insurance Company of New York	A
475	$1,000,000	M	80	63	Ameritas Life Insurance Corporation	A+
476	$2,000,000	M	80	63	Metropolitan Life Insurance Company	AA-
477	$1,358,500	M	80	63	Metropolitan Life Insurance Company	AA-
478	$5,000,000	F	79	81	John Hancock Life Insurance Company (U.S.A.)	AA-
479	$500,000	M	79	118	Prudential Insurance Company of America	AA-
480	$1,200,000	F	79	116	Athene Annuity & Life Assurance Company	A-
481	$1,000,000	M	79	88	Accordia Life and Annuity Company	A-
482	$2,840,000	M	79	75	Transamerica Life Insurance Company	AA-
483	$750,000	M	79	72	North American Company for Life and Health Insurance	A+
484	$1,000,000	M	79	72	John Hancock Life Insurance Company (U.S.A.)	AA-
485	$500,000	M	79	72	North American Company for Life and Health Insurance	A+
486	$250,000	M	79	118	Accordia Life and Annuity Company	A-
487	$50,000	M	79	31	Lincoln National Life Insurance Company	AA-
488	$4,000,000	M	79	54	Massachusetts Mutual Life Insurance Company	AA+
489	$1,000,000	F	79	60	John Hancock Life Insurance Company (U.S.A.)	AA-
490	$1,000,000	F	79	112	John Hancock Life Insurance Company (U.S.A.)	AA-
491	$2,000,000	M	79	85	Lincoln National Life Insurance Company	AA-
492	$2,000,000	M	79	85	Lincoln National Life Insurance Company	AA-
493	$5,000,000	M	79	102	Lincoln National Life Insurance Company	AA-

Page | 54

	Face Amount	Gender	Age (ALB) (1)	LE (mo.) (2)	Insurance Company	S&P Rating
494	$300,000	M	79	65	Lincoln National Life Insurance Company	AA-
495	$1,000,000	M	79	104	Principal Life Insurance Company	A+
496	$2,000,000	M	79	90	Genworth Life Insurance Company	BB-
497	$6,250,000	M	79	173	John Hancock Life Insurance Company (U.S.A.)	AA-
498	$490,620	M	79	72	Ameritas Life Insurance Corporation	A+
499	$600,000	M	79	69	Protective Life Insurance Company	AA-
500	$400,000	M	79	102	John Hancock Life Insurance Company (U.S.A.)	AA-
501	$730,000	M	78	86	Transamerica Life Insurance Company	AA-
502	$5,000,000	M	78	132	Pruco Life Insurance Company	AA-
503	$300,000	M	78	63	Penn Mutual Life Insurance Company	A+
504	$500,000	F	78	138	Accordia Life and Annuity Company	A-
505	$5,000,000	M	78	120	AXA Equitable Life Insurance Company	A+
506	$1,000,000	M	78	132	AXA Equitable Life Insurance Company	A+
507	$3,000,000	M	78	81	Pruco Life Insurance Company	AA-
508	$1,000,000	M	78	112	Security Life of Denver Insurance Company	A
509	$3,000,000	F	78	91	John Hancock Life Insurance Company (U.S.A.)	AA-
510	$5,000,000	M	78	125	Massachusetts Mutual Life Insurance Company	AA+
511	$5,000,000	M	78	125	Massachusetts Mutual Life Insurance Company	AA+
512	$200,000	F	78	128	West Coast Life Insurance Company	AA-
513	$1,100,000	M	78	123	Accordia Life and Annuity Company	A-
514	$3,000,000	M	78	88	Protective Life Insurance Company	AA-
515	$2,000,000	F	78	103	Accordia Life and Annuity Company	A-
516	$2,200,000	F	78	124	Reliastar Life Insurance Company	A
517	$10,000,000	M	78	116	AXA Equitable Life Insurance Company	A+
518	$2,500,000	M	78	124	John Hancock Life Insurance Company (U.S.A.)	AA-
519	$2,500,000	M	78	124	John Hancock Life Insurance Company (U.S.A.)	AA-
520	$1,000,000	M	78	88	Athene Annuity & Life Assurance Company of New York	A-
521	$162,000	M	78	65	Metropolitan Life Insurance Company	AA-
522	$1,000,000	F	78	116	American General Life Insurance Company	A+
523	$7,000,000	F	78	106	Pacific Life Insurance Company	AA-
524	$854,980	M	78	92	John Hancock Life Insurance Company (U.S.A.)	AA-
525	$100,946	F	78	144	Genworth Life and Annuity Insurance Company	BB-
526	$350,000	M	78	95	AXA Equitable Life Insurance Company	A+
527	$600,000	M	78	95	AXA Equitable Life Insurance Company	A+
528	$1,000,000	M	78	69	Pacific Life Insurance Company	AA-
529	$2,000,000	M	78	103	Transamerica Life Insurance Company	AA-
530	$200,000	M	78	101	Prudential Insurance Company of America	AA-
531	$2,000,000	F	78	151	Lincoln National Life Insurance Company	AA-
532	$150,000	M	78	90	Genworth Life Insurance Company	BB-
533	$220,000	M	78	97	Lincoln National Life Insurance Company	AA-
534	$260,000	M	78	97	Lincoln National Life Insurance Company	AA-
535	$1,400,000	F	78	126	John Hancock Life Insurance Company (U.S.A.)	AA-

Page | 55

	Face Amount	Gender	Age (ALB) (1)	LE (mo.) (2)	Insurance Company	S&P Rating
536	$2,000,000	M	78	50	Athene Annuity & Life Assurance Company	A-
537	$7,097,434	M	78	141	Lincoln National Life Insurance Company	AA-
538	$5,000,000	M	78	47	West Coast Life Insurance Company	AA-
539	$1,000,000	M	77	68	Metropolitan Life Insurance Company	AA-
540	$250,000	M	77	85	Lincoln Benefit Life Company	BBB+
541	$1,000,000	M	77	111	Transamerica Life Insurance Company	AA-
542	$750,000	M	77	98	Protective Life Insurance Company	AA-
543	$250,000	M	77	88	Midland National Life Insurance Company	A+
544	$100,000	M	77	105	Transamerica Life Insurance Company	AA-
545	$3,000,000	M	77	44	Accordia Life and Annuity Company	A-
546	$200,000	M	77	58	Reliastar Life Insurance Company	A
547	$3,000,000	F	77	140	Security Life of Denver Insurance Company	A
548	$200,000	M	77	57	Metropolitan Life Insurance Company	AA-
549	$100,000	M	77	57	Metropolitan Life Insurance Company	AA-
550	$500,000	M	77	87	AXA Equitable Life Insurance Company	A+
551	$3,000,000	M	77	98	John Hancock Life Insurance Company (U.S.A.)	AA-
552	$5,000,000	M	77	98	John Hancock Life Insurance Company (U.S.A.)	AA-
553	$8,000,000	M	77	84	Metropolitan Life Insurance Company	AA-
554	$100,000	M	77	45	AXA Equitable Life Insurance Company	A+
555	$1,000,000	M	77	80	Transamerica Life Insurance Company	AA-
556	$4,000,000	F	77	127	American General Life Insurance Company	A+
557	$500,000	M	77	78	AIG Life Insurance Company	A+
558	$1,000,000	M	77	144	Security Mutual Life Insurance Company of NY	N/A
559	$355,700	M	77	93	Security Life of Denver Insurance Company	A
560	$6,500,000	F	77	61	General American Life Insurance Company	AA-
561	$5,000,000	M	77	73	Lincoln Benefit Life Company	BBB+
562	$250,000	M	77	125	West Coast Life Insurance Company	AA-
563	$750,000	F	77	69	Delaware Life Insurance Company	BBB+
564	$1,500,000	M	77	58	Security Life of Denver Insurance Company	A
565	$1,000,000	M	77	89	General American Life Insurance Company	AA-
566	$1,000,000	M	77	102	Transamerica Life Insurance Company	AA-
567	$2,000,000	M	77	136	John Hancock Life Insurance Company (U.S.A.)	AA-
568	$7,500,000	F	77	162	Security Life of Denver Insurance Company	A
569	$3,000,000	F	77	97	General American Life Insurance Company	AA-
570	$300,000	F	77	122	Minnesota Life Insurance Company	A+
571	$600,000	M	76	59	United of Omaha Life Insurance Company	AA-
572	$500,000	M	76	77	Protective Life Insurance Company	AA-
573	$1,000,000	M	76	83	Security Life of Denver Insurance Company	A
574	$3,172,397	M	76	62	Pacific Life Insurance Company	AA-
575	$2,000,000	M	76	96	Protective Life Insurance Company	AA-
576	$1,500,000	M	76	96	Protective Life Insurance Company	AA-
577	$1,000,000	M	76	88	Transamerica Life Insurance Company	AA-

Page | 56

	Face Amount	Gender	Age (ALB) (1)	LE (mo.) (2)	Insurance Company	S&P Rating
578	$1,000,000	F	76	132	Companion Life Insurance Company	AA-
579	$500,000	M	76	80	AXA Equitable Life Insurance Company	A+
580	$500,000	M	76	94	United of Omaha Life Insurance Company	AA-
581	$750,000	M	76	21	North American Company for Life And Health Insurance	A+
582	$300,000	M	76	69	AIG Life Insurance Company	A+
583	$8,000,000	F	76	120	West Coast Life Insurance Company	AA-
584	$250,000	F	76	144	AXA Equitable Life Insurance Company	A+
585	$300,000	M	76	29	Lincoln National Life Insurance Company	AA-
586	$172,245	F	76	46	Symetra Life Insurance Company	A
587	$5,004,704	M	76	123	American General Life Insurance Company	A+
588	$2,000,000	M	76	109	Pruco Life Insurance Company	AA-
589	$190,000	M	76	93	Protective Life Insurance Company	AA-
590	$415,000	M	76	105	AIG Life Insurance Company	A+
591	$100,000	M	76	140	Protective Life Insurance Company	AA-
592	$2,000,072	M	76	156	American General Life Insurance Company	A+
593	$5,000,000	M	76	118	AIG Life Insurance Company	A+
594	$4,000,000	M	76	98	Security Mutual Life Insurance Company of NY	N/A
595	$89,626	F	76	107	Union Central Life Insurance Company	N/A
596	$2,000,000	M	76	174	American General Life Insurance Company	A+
597	$10,000,000	F	76	123	Reliastar Life Insurance Company	A
598	$1,000,000	F	76	139	John Hancock Life Insurance Company (U.S.A.)	AA-
599	$500,000	M	76	63	American General Life Insurance Company	A+
600	$250,000	M	76	63	Genworth Life and Annuity Insurance Company	BB-
601	$500,000	M	76	85	Delaware Life Insurance Company	BBB+
602	$667,738	M	76	74	MONY Life Insurance Company of America	A+
603	$100,000	M	76	132	Genworth Life Insurance Company	BB-
604	$370,000	F	76	114	Minnesota Life Insurance Company	A+
605	$8,000,000	M	75	157	Metropolitan Life Insurance Company	AA-
606	$4,547,770	F	75	164	Principal Life Insurance Company	A+
607	$2,000,000	M	75	99	Phoenix Life Insurance Company	BB
608	$500,000	M	75	30	Midland National Life Insurance Company	A+
609	$1,000,000	M	75	140	John Hancock Life Insurance Company (U.S.A.)	AA-
610	$750,000	M	75	139	Lincoln Benefit Life Company	BBB+
611	$150,000	M	75	93	Genworth Life Insurance Company	BB-
612	$184,000	M	75	104	Protective Life Insurance Company	AA-
613	$3,000,000	M	75	64	AXA Equitable Life Insurance Company	A+
614	$1,000,000	M	75	128	John Hancock Life Insurance Company (U.S.A.)	AA-
615	$500,000	M	75	52	William Penn Life Insurance Company of New York	AA-
616	$2,500,000	M	75	94	John Hancock Life Insurance Company (U.S.A.)	AA-
617	$750,000	M	75	115	Midland National Life Insurance Company	A+
618	$500,000	M	75	124	Pruco Life Insurance Company	AA-
619	$8,600,000	M	75	141	AXA Equitable Life Insurance Company	A+

Page | 57

	Face Amount	Gender	Age (ALB) (1)	LE (mo.) (2)	Insurance Company	S&P Rating
620	$100,000	M	75	33	Voya Retirement Insurance and Annuity Company	A
621	$3,000,000	M	75	101	Transamerica Life Insurance Company	AA-
622	$500,000	M	75	101	New York Life Insurance Company	AA+
623	$500,000	M	75	101	New York Life Insurance Company	AA+
624	$800,000	M	75	111	John Hancock Life Insurance Company (U.S.A.)	AA-
625	$1,000,000	M	75	111	John Hancock Life Insurance Company (U.S.A.)	AA-
626	$1,500,000	M	75	111	John Hancock Life Insurance Company (U.S.A.)	AA-
627	$1,500,000	M	75	115	Lincoln National Life Insurance Company	AA-
628	$1,500,000	M	75	115	Lincoln National Life Insurance Company	AA-
629	$1,500,000	M	75	115	Lincoln National Life Insurance Company	AA-
630	$1,500,000	M	75	116	American General Life Insurance Company	A+
631	$1,500,000	M	75	116	American General Life Insurance Company	A+
632	$2,500,000	M	75	126	Banner Life Insurance Company	AA-
633	$400,000	M	75	71	Protective Life Insurance Company	AA-
634	$10,000,000	M	75	133	John Hancock Life Insurance Company (U.S.A.)	AA-
635	$1,784,686	M	75	143	Transamerica Life Insurance Company	AA-
636	$250,000	F	75	160	Protective Life Insurance Company	AA-
637	$500,000	M	74	112	Ameritas Life Insurance Corporation	A+
638	$370,000	M	74	112	Ameritas Life Insurance Corporation	A+
639	$1,150,000	M	74	56	Penn Mutual Life Insurance Company	A+
640	$750,000	M	74	120	Security Life of Denver Insurance Company	A
641	$1,000,000	F	74	109	United of Omaha Life Insurance Company	AA-
642	$500,000	M	74	87	Lincoln National Life Insurance Company	AA-
643	$1,841,877	M	74	110	Metropolitan Life Insurance Company	AA-
644	$500,000	M	74	96	William Penn Life Insurance Company of New York	AA-
645	$500,000	M	74	143	Protective Life Insurance Company	AA-
646	$100,000	M	74	100	Protective Life Insurance Company	AA-
647	$500,000	M	74	118	Metropolitan Life Insurance Company	AA-
648	$2,000,000	M	74	110	Voya Retirement Insurance and Annuity Company	A
649	$1,500,000	M	74	110	Voya Retirement Insurance and Annuity Company	A
650	$1,000,000	M	74	96	John Hancock Life Insurance Company (U.S.A.)	AA-
651	$500,000	M	74	70	Phoenix Life Insurance Company	BB
652	$300,000	M	74	105	Protective Life Insurance Company	AA-
653	$485,000	M	74	142	Metropolitan Life Insurance Company	AA-
654	$250,000	M	74	59	American General Life Insurance Company	A+
655	$2,500,000	M	74	95	American General Life Insurance Company	A+
656	$100,000	M	74	93	Transamerica Life Insurance Company	AA-
657	$2,000,000	M	74	121	John Hancock Life Insurance Company (U.S.A.)	AA-
658	$800,000	M	74	75	Commonwealth Annuity and Life Insurance Company	A-
659	$267,988	M	74	44	Minnesota Life Insurance Company	A+
660	$500,000	M	74	116	Protective Life Insurance Company	AA-
661	$300,000	M	74	101	New England Life Insurance Company	A+

Page | 58

	Face Amount	Gender	Age (ALB) (1)	LE (mo.) (2)	Insurance Company	S&P Rating
662	$1,167,000	M	74	42	Transamerica Life Insurance Company	AA-
663	$3,042,627	M	74	100	Massachusetts Mutual Life Insurance Company	AA+
664	$450,000	M	74	107	Jackson National Life Insurance Company	AA
665	$1,500,000	M	74	100	Metropolitan Life Insurance Company	AA-
666	$1,000,000	F	74	133	Reliastar Life Insurance Company	A
667	$10,000,000	M	74	108	AXA Equitable Life Insurance Company	A+
668	$1,000,000	M	73	119	AIG Life Insurance Company	A+
669	$2,500,000	M	73	43	Transamerica Life Insurance Company	AA-
670	$10,000,000	F	73	197	John Hancock Life Insurance Company (U.S.A.)	AA-
671	$400,000	M	73	184	Protective Life Insurance Company	AA-
672	$1,000,000	M	73	93	Accordia Life and Annuity Company	A-
673	$3,000,000	M	73	149	John Hancock Life Insurance Company (U.S.A.)	AA-
674	$2,141,356	M	73	91	New York Life Insurance Company	AA+
675	$2,000,000	M	73	91	New York Life Insurance Company	AA+
676	$5,000,000	M	73	119	John Hancock Life Insurance Company (U.S.A.)	AA-
677	$250,000	F	73	98	Protective Life Insurance Company	AA-
678	$2,500,000	M	73	105	Lincoln National Life Insurance Company	AA-
679	$2,500,000	M	73	105	John Hancock Life Insurance Company (U.S.A.)	AA-
680	$390,025	M	73	135	Genworth Life and Annuity Insurance Company	BB-
681	$1,350,000	M	73	90	Lincoln National Life Insurance Company	AA-
682	$230,000	M	73	107	Transamerica Life Insurance Company	AA-
683	$139,398	F	73	17	Lincoln National Life Insurance Company	AA-
684	$500,000	M	73	27	North American Company for Life and Health Insurance	A+
685	$600,000	M	73	27	West Coast Life Insurance Company	AA-
686	$2,400,000	M	73	82	Transamerica Life Insurance Company	AA-
687	$190,000	F	73	180	Protective Life Insurance Company	AA-
688	$420,000	M	73	121	Protective Life Insurance Company	AA-
689	$250,000	M	73	73	U.S. Financial Life Insurance Company	N/A
690	$160,000	M	73	83	RiverSource Life Insurance Company	AA-
691	$75,000	F	73	92	American General Life Insurance Company	A+
692	$600,000	M	73	76	AXA Equitable Life Insurance Company	A+
693	$4,000,000	M	73	131	MONY Life Insurance Company of America	A+
694	$1,000,000	F	73	148	American General Life Insurance Company	A+
695	$3,500,000	M	73	148	Ameritas Life Insurance Corporation	A+
696	$1,500,000	M	73	148	Ameritas Life Insurance Corporation	A+
697	$420,000	M	73	112	RiverSource Life Insurance Company	AA-
698	$100,000	M	73	126	Protective Life Insurance Company	AA-
699	$4,000,000	M	73	136	AXA Equitable Life Insurance Company	A+
700	$250,000	M	72	43	Protective Life Insurance Company	AA-
701	$650,000	F	72	63	Security Life of Denver Insurance Company	A
702	$500,000	M	72	110	Ohio National Life Assurance Corporation	A+
703	$232,000	M	72	168	Protective Life Insurance Company	AA-

Page | 59

	Face Amount	Gender	Age (ALB) (1)	LE (mo.) (2)	Insurance Company	S&P Rating
704	$185,000	M	72	121	Genworth Life and Annuity Insurance Company	BB-
705	$315,577	F	72	133	Lincoln National Life Insurance Company	AA-
706	$750,000	M	72	115	Transamerica Life Insurance Company	AA-
707	$6,000,000	M	72	183	AXA Equitable Life Insurance Company	A+
708	$1,250,000	M	72	90	West Coast Life Insurance Company	AA-
709	$5,000,000	M	72	169	John Hancock Life Insurance Company (U.S.A.)	AA-
710	$1,500,000	F	72	142	Pruco Life Insurance Company	AA-
711	$1,000,000	M	72	147	Nationwide Life and Annuity Insurance Company	A+
712	$5,000,000	M	72	81	Transamerica Life Insurance Company	AA-
713	$500,000	M	72	84	Transamerica Life Insurance Company	AA-
714	$500,000	M	72	84	North American Company for Life And Health Insurance	A+
715	$10,000,000	M	72	157	Principal Life Insurance Company	A+
716	$300,000	M	72	184	John Hancock Life Insurance Company (U.S.A.)	AA-
717	$250,000	M	72	90	Massachusetts Mutual Life Insurance Company	AA+
718	$314,000	M	72	128	Genworth Life Insurance Company	BB-
719	$250,000	M	72	128	Genworth Life Insurance Company	BB-
720	$150,000	M	72	27	Protective Life Insurance Company	AA-
721	$150,000	M	72	27	AXA Equitable Life Insurance Company	A+
722	$1,000,000	M	72	46	John Hancock Life Insurance Company (U.S.A.)	AA-
723	$5,000,000	M	72	104	John Hancock Life Insurance Company (U.S.A.)	AA-
724	$5,000,000	M	72	104	John Hancock Life Insurance Company (U.S.A.)	AA-
725	$202,700	M	72	107	Farmers New World Life Insurance Company	N/A
726	$5,000,000	M	72	141	Metropolitan Life Insurance Company	AA-
727	$385,741	M	71	90	Security Life of Denver Insurance Company	A
728	$250,000	F	71	111	Ohio National Life Assurance Corporation	A+
729	$57,500	M	71	84	Lincoln National Life Insurance Company	AA-
730	$650,000	M	71	125	Protective Life Insurance Company	AA-
731	$1,000,000	M	71	159	Protective Life Insurance Company	AA-
732	$2,000,000	M	71	161	John Hancock Life Insurance Company (U.S.A.)	AA-
733	$1,000,000	M	71	146	Transamerica Life Insurance Company	AA-
734	$400,000	M	71	150	Lincoln National Life Insurance Company	AA-
735	$100,000	M	71	91	Massachusetts Mutual Life Insurance Company	AA+
736	$5,000,000	M	71	123	John Hancock Life Insurance Company (U.S.A.)	AA-
737	$4,000,000	M	71	123	AXA Equitable Life Insurance Company	A+
738	$92,000	F	71	188	Protective Life Insurance Company	AA-
739	$2,000,000	M	71	149	Hartford Life and Annuity Insurance Company	BBB+
740	$1,000,000	M	71	87	Protective Life Insurance Company	AA-
741	$800,000	M	71	109	National Life Insurance Company	A+
742	$175,000	F	71	101	Lincoln National Life Insurance Company	AA-
743	$1,500,000	M	71	63	Lincoln National Life Insurance Company	AA-
744	$500,000	M	71	151	Protective Life Insurance Company	AA-
745	$250,000	M	71	173	Lincoln National Life Insurance Company	AA-

Page | 60

	Face Amount	Gender	Age (ALB) (1)	LE (mo.) (2)	Insurance Company	S&P Rating
746	$1,500,000	M	71	96	Midland National Life Insurance Company	A+
747	$500,000	M	71	101	Lincoln Benefit Life Company	BBB+
748	$700,000	M	71	107	Massachusetts Mutual Life Insurance Company	AA+
749	$500,000	M	71	150	Lincoln National Life Insurance Company	AA-
750	$750,000	M	71	140	USAA Life Insurance Company	AA+
751	$3,000,000	M	70	144	Guardian Life Insurance Company of America	AA+
752	$750,000	M	70	124	North American Company for Life And Health Insurance	A+
753	$100,000	F	70	154	North American Company for Life and Health Insurance	A+
754	$300,000	M	70	98	Farmers New World Life Insurance Company	N/A
755	$1,532,043	M	70	142	John Hancock Life Insurance Company (U.S.A.)	AA-
756	$1,000,000	M	70	176	AXA Equitable Life Insurance Company	A+
757	$1,200,000	M	70	116	Massachusetts Mutual Life Insurance Company	AA+
758	$2,500,000	M	70	150	Pruco Life Insurance Company	AA-
759	$2,500,000	M	70	150	Pruco Life Insurance Company	AA-
760	$1,000,000	M	70	78	AXA Equitable Life Insurance Company	A+
761	$4,000,000	M	70	123	MetLife Insurance Company USA	A+
762	$500,000	M	70	36	Voya Retirement Insurance and Annuity Company	A
763	$1,000,000	M	70	78	Protective Life Insurance Company	AA-
764	$200,000	M	70	169	Protective Life Insurance Company	AA-
765	$2,000,000	M	70	104	Transamerica Life Insurance Company	AA-
766	$1,000,000	M	70	104	Genworth Life Insurance Company	BB-
767	$250,000	F	70	147	Protective Life Insurance Company	AA-
768	$13,250,000	M	70	196	TIAA-CREF Life Insurance Company	AA+
769	$1,000,000	M	70	152	Accordia Life and Annuity Company	A-
770	$500,000	M	70	110	Lincoln National Life Insurance Company	AA-
771	$1,000,000	M	70	54	Protective Life Insurance Company	AA-
772	$1,000,000	M	70	121	Transamerica Life Insurance Company	AA-
773	$1,000,000	M	70	121	Protective Life Insurance Company	AA-
774	$156,538	F	70	98	New York Life Insurance Company	AA+
775	$2,000,000	M	70	72	Metropolitan Life Insurance Company	AA-
776	$2,000,000	M	70	72	Metropolitan Life Insurance Company	AA-
777	$1,000,000	M	70	142	John Hancock Life Insurance Company (U.S.A.)	AA-
778	$400,000	F	70	131	AXA Equitable Life Insurance Company	A+
779	$500,000	M	70	139	United of Omaha Life Insurance Company	AA-
780	$1,000,000	M	70	139	Lincoln Benefit Life Company	BBB+
781	$300,000	M	70	84	Protective Life Insurance Company	AA-
782	$1,000,000	M	69	37	AXA Equitable Life Insurance Company	A+
783	$250,000	M	69	139	State Farm Life Insurance Company	AA
784	$200,000	M	69	139	State Farm Life Insurance Company	AA
785	$1,000,000	M	69	128	Transamerica Life Insurance Company	AA-
786	$1,000,000	M	69	150	Lincoln National Life Insurance Company	AA-
787	$250,000	F	69	65	Transamerica Life Insurance Company	AA-

Page | 61

	Face Amount	Gender	Age (ALB) (1)	LE (mo.) (2)	Insurance Company	S&P Rating
788	$3,000,000	M	69	138	Genworth Life Insurance Company	BB-
789	$1,200,000	M	69	138	Genworth Life Insurance Company	BB-
790	$750,000	M	69	151	Northwestern Mutual Life Insurance Company	AA+
791	$300,000	M	69	93	Lincoln National Life Insurance Company	AA-
792	$2,000,000	M	69	162	John Hancock Life Insurance Company (U.S.A.)	AA-
793	$150,000	M	69	108	Protective Life Insurance Company	AA-
794	$3,000,000	M	69	136	Transamerica Life Insurance Company	AA-
795	$600,000	M	69	78	William Penn Life Insurance Company of New York	AA-
796	$219,686	M	69	86	Sunset Life Insurance Company of America	N/A
797	$100,000	M	69	113	Phoenix Life Insurance Company	BB
798	$5,616,468	M	69	172	John Hancock Life Insurance Company (U.S.A.)	AA-
799	$4,383,532	M	69	172	John Hancock Life Insurance Company (U.S.A.)	AA-
800	$560,000	M	69	106	AXA Equitable Life Insurance Company	A+
801	$1,100,000	M	69	144	John Hancock Life Insurance Company (U.S.A.)	AA-
802	$3,000,000	M	69	182	John Hancock Life Insurance Company (U.S.A.)	AA-
803	$400,000	M	68	180	Lincoln National Life Insurance Company	AA-
804	$3,000,000	M	68	92	Reliastar Life Insurance Company	A
805	$2,000,000	M	68	92	AXA Equitable Life Insurance Company	A+
806	$2,000,000	M	68	92	AXA Equitable Life Insurance Company	A+
807	$1,000,000	M	68	42	Lincoln National Life Insurance Company	AA-
808	$1,000,000	M	68	86	Transamerica Life Insurance Company	AA-
809	$350,000	F	68	77	Assurity Life Insurance Company	N/A
810	$5,000,000	M	68	95	Athene Annuity & Life Assurance Company	A-
811	$1,000,000	M	68	138	Sun Life Assurance Company of Canada (U.S.)	AA-
812	$900,000	M	68	170	American General Life Insurance Company	A+
813	$846,510	M	68	119	Lincoln National Life Insurance Company	AA-
814	$846,210	M	68	119	Lincoln National Life Insurance Company	AA-
815	$5,000,000	M	68	111	Lincoln National Life Insurance Company	AA-
816	$229,725	F	68	97	Hartford Life and Annuity Insurance Company	BBB+
817	$492,547	M	68	88	AXA Equitable Life Insurance Company	A+
818	$105,798	F	68	124	Lincoln Benefit Life Company	BBB+
819	$67,602	F	68	124	Allstate Life Insurance Company of New York	A+
820	$320,581	M	68	19	American General Life Insurance Company	A+
821	$1,000,000	M	68	79	The Savings Bank Life Insurance Company of Massachusetts	A-
822	$320,000	M	68	151	Transamerica Life Insurance Company	AA-
823	$250,000	M	68	153	Pruco Life Insurance Company	AA-
824	$250,000	M	68	188	Zurich Life Insurance Company	A
825	$650,000	M	68	175	Lincoln National Life Insurance Company	AA-
826	$750,000	M	67	76	Massachusetts Mutual Life Insurance Company	AA+
827	$1,000,000	M	67	105	Prudential Insurance Company of America	AA-
828	$400,000	M	67	122	Jackson National Life Insurance Company	AA
829	$1,500,000	M	67	144	John Hancock Life Insurance Company (U.S.A.)	AA-

Page | 62

	Face Amount	Gender	Age (ALB) (1)	LE (mo.) (2)	Insurance Company	S&P Rating
830	$500,000	F	67	161	Banner Life Insurance Company	AA-
831	$350,000	M	67	89	RiverSource Life Insurance Company	AA-
832	$250,000	M	67	152	AIG Life Insurance Company	A+
833	$989,361	M	67	140	General American Life Insurance Company	AA-
834	$200,000	M	67	153	Prudential Insurance Company of America	AA-
835	$200,000	M	67	153	Prudential Insurance Company of America	AA-
836	$750,000	M	67	119	Pacific Life Insurance Company	AA-
837	$500,000	F	67	122	AIG Life Insurance Company	A+
838	$500,000	M	66	140	Protective Life Insurance Company	AA-
839	$250,000	M	66	138	Conseco Life Insurance Company	N/A
840	$2,000,000	F	66	165	Metropolitan Life Insurance Company	AA-
841	$250,000	F	66	168	Principal Life Insurance Company	A+
842	$500,000	M	66	67	Transamerica Life Insurance Company	AA-
843	$265,000	M	66	149	Protective Life Insurance Company	AA-
844	$350,000	M	66	113	Hartford Life and Annuity Insurance Company	BBB+
845	$3,500,000	M	66	189	Prudential Insurance Company of America	AA-
846	$250,000	M	66	110	Transamerica Life Insurance Company	AA-
847	$10,000,000	M	66	56	Lincoln National Life Insurance Company	AA-
848	$540,000	M	66	162	West Coast Life Insurance Company	AA-
849	$1,000,000	M	65	172	John Hancock Life Insurance Company (U.S.A.)	AA-
850	$150,000	M	60	88	Jackson National Life Insurance Company	AA
	1,622,627,412

(1)	Age Last Birthday - the insured’s age is current as of the measurement date.
(2)	The insured’s life expectancy estimate, other than for a small face value insurance policy (i.e., a policy with $1 million in face value benefits or less), is the average of two life expectancy estimates provided by independent third-party medical-actuarial underwriting firms at the time of purchase, actuarially adjusted through the measurement date. Numbers in this column represent months.

Page | 63

ITEM 4.	CONTROLS AND PROCEDURES.

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

As of September 30, 2017, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective.

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

Page | 64

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

Life Insurance Secondary Market Update

Over the past several years, we have endeavored to identify and execute a strategy that leads to high volume originations of life insurance policies for direct purchase by our company. Insurance researcher Conning estimated that in 2016 the annual volume of secondary market transactions totaled $2.1 billion in face value for that year, as compared to their current estimated annual market potential of $187 billion in face value. Exactly how to capitalize on this opportunity has long challenged industry participants. Stemming from our earlier efforts, including the development of our “Appointed Agent Program,” this quarter we executed a revised strategy to develop a greater secondary market opportunity. This strategy, which we call D100, pulls together initiatives we have developed over the past years into a cohesive, organized effort to work with independent insurance distribution market participants. While we are early in the execution of our D100 strategy, we are encouraged by the initial response and engagement we received from our independent insurance distribution market participants. We expect to be able to report tangible results from the execution of our D100 strategy for the first time in March 2018. We believe our D100 strategy will succeed as a result of the existing need for innovative product solutions that support consumer needs for post-retirement financial solutions. In addition, we have seen continued interest and demand from the investor community for exposure to the life insurance asset class. These factors give us reason for continued optimism for growth prospects to create shareholder value.

Page | 65

ITEM 6.	EXHIBITS

Exhibit
31.1	Section 302 Certification of the Chief Executive Officer (filed herewith).
31.2	Section 302 Certification of the Chief Financial Officer (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.1	Letter from Model Actuarial Pricing Systems, dated November 3, 2017 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Page | 66

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GWG HOLDINGS, INC.

Date: November 9, 2017	By:	/s/ Jon R. Sabes
Chief Executive Officer

Date: November 9, 2017	By:	/s/ William B. Acheson
Chief Financial Officer

Page | 67

EXHIBIT INDEX

Exhibit
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Letter from Model Actuarial Pricing Systems, dated November 3, 2017
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Page | 68