Form 10-K
period 2017-12-31
GWG Holdings, Inc.
filed 2018-03-29
CIK 1522690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

_______________

FORM 10-K

_______________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-36615

_______________

GWG HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

_______________

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

__________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates was $16,531,000 as of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), based on a total of 1,562,500 shares of common stock held by non-affiliates and a closing price of $10.58 as reported on the Nasdaq Capital Market on June 30, 2017. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners, are, in fact, affiliates of the registrant.

As of March 29, 2018, GWG Holdings, Inc. had 5,813,555 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year ended December 31, 2017, are incorporated by reference into Part III of this Form 10-K.

GWG HOLDINGS, INC.

Index to Form 10-K

for the Fiscal Year Ended December 31, 2017

i

PART I

ITEM 1. BUSINESS.

Overview

We are a financial services company committed to transforming the life insurance industry with disruptive and innovative products and services. We built our business by creating opportunities for consumers to obtain significantly more value for their life insurance policies in a secondary market as compared to the traditional options offered by the insurance industry. We are working to enhance and extend our business in the life insurance industry through continued innovation in our products and services, including the application of advanced technology. Finally, we entered into a strategic relationship with The Beneficient Company Group, L.P. that we expect to provide a significant increase in assets, common shareholder equity and earnings.

Our core life insurance secondary market business is designed to serve consumers 65 years or older owning life insurance. We seek to earn non-correlated yield from life insurance policies that we purchase in the secondary market. We purchase these policies at a discount to the face value of the policy’s benefit and continue to pay the premiums in order to collect the policy benefits. The secondary market opportunity exists because the incumbent life insurance industry offers consumers inadequate surrender values for the policies they sell. Since inception, we have purchased over $2.7 billion in face value of policy benefits from consumers for over $477 million, as compared to the $35 million in surrender value offered by insurance carriers on those same policies. Our products provide unique and valuable services to the senior consumers that we serve.

The opportunity to earn non-correlated yield generated from a portfolio of life insurance is potentially generated from the difference between the (i) purchase price of the life insurance assets over time, plus the premiums and financing costs to maintain those assets; and (ii) the face value of the policy benefits received. As of December 31, 2017, the total face value of the life insurance policy benefits that we own was $1.68 billion, and the total investment in our portfolio of life insurance assets, including the purchase price, attendant premiums and financing costs was $644 million.

The goal of our secondary life insurance business has been to build a profitable, large and well-diversified portfolio of life insurance assets. We believe that scale and diversification are key factors and risk mitigation strategies to provide consistent cash flows and reliable investment returns. We believe that we are reaching this goal in terms of acquiring portfolio size and diversification. Our other key goal has been to build an operational platform to work with financial advisors and insurance professionals to assist consumers in accessing our products and services. We believe originating life insurance policies for the secondary market is a key source of value for our business.

More recently, we have been working to further innovate in the primary life insurance market with products and services built using our advanced epigenetic technology. On April 26, 2017 we exclusively licensed the patent pending “DNA Methylation Based Predictor of Mortality” discovered by Dr. Steve Horvath from the University of California, Los Angeles (UCLA). We refer to the technology developed by Dr. Horvath as M-Panel technology because it measures methylation patterns along the human epigenome. The “DNA Methylation Based Predictor of Mortality” established an all-cause mortality hazard ratio estimate based upon a pattern of methylation along the human epigenome. The science, known as epigenetics, is a facet of biology that reflects certain aspects of one’s interactions with environmental and physiological conditions at a molecular level. We believe epigenetics provides a foundational science for improving the traditional factors measured by the life insurance industry in underwriting, as well as providing new insights into health and wellness. To that end, we recently filed patents for our proprietary M-Panel Smoking and Alcohol consumption Tests. We are in the process of applying this advanced epigenetic technology into commercial applications that will permit us to reimagine the way in which risk is assessed, selected and priced in the life insurance, long-term care insurance and annuity industries.

On January 12, 2018, we entered into a strategic relationship through a Master Exchange Agreement (as it may be amended from time to time, the “Master Agreement”), among GWG Holdings, GWG Life, The Beneficient Company Group, L.P., a Delaware limited partnership (“Beneficient”), MHT Financial SPV, L.L.C., a Delaware limited liability company (“MHT SPV”), and certain related trusts (the “Seller Trusts”). The transactions contemplated by the Master Agreement are collectively referred to in this report as the “Exchange Transaction.” Information regarding Beneficient and the Exchange Transaction is set forth below and in Item 1A (Risk Factors) of this report under the caption “Risks Related to the Pending Exchange Transaction.”

Our business was originally organized in February 2006. We added our current parent holding company, GWG Holdings Inc., in March 2008, and in September 2014 we consummated an initial public offering of our common stock on The NASDAQ Capital Market where our stock trades under the ticker symbol “GWGH.”

GWG Holdings, Inc. (“GWG Holdings”) conducts its life insurance secondary market business through a wholly owned subsidiary, GWG Life, LLC (“GWG Life”), and GWG Life’s wholly owned subsidiaries, GWG Life Trust and GWG DLP Funding IV, LLC. All of these entities are legally organized in Delaware, other than GWG Life Trust, which is governed by the laws of the State of Utah. GWG Holdings’ wholly owned subsidiary, Life Epigenetics Inc. (formerly named Actüa Life & Annuity Ltd.), was formed to engage in various life insurance related businesses and activities related to its exclusive license for “DNA Methylation Based Predictor of Mortality” technology. Unless the context otherwise requires or we specifically so indicate, all references in this report to “we,” “us,” “our,” “our Company,” “GWG,” or the “Company” refer to these entities collectively. Our headquarters are based in Minneapolis, Minnesota.

On December 7, 2015, GWG Holdings formed a wholly owned subsidiary, GWG MCA, LLC. On January 13, 2016, GWG MCA, LLC was converted to a corporation and became GWG MCA Capital, Inc. GWG MCA Capital, Inc. was formed to provide cash advances to small businesses.

Markets

Secondary Life Insurance Market

The market for life insurance is large. According to the American Council of Life Insurers Fact Book 2017 (ACLI), consumers owned approximately $12 trillion in face value of individual life insurance policy benefits in the United States in 2016. In that same year, the ACLI reports that individual consumers purchased an aggregate of $1.7 trillion of new individual life insurance policy benefits. This figure includes all types of individual life policies, including term insurance and permanent insurance known as whole life and universal life.

The secondary market for life insurance exists as a result of consumer lapse behaviors and surrender values far below economic value offered to consumers for their life insurance by the issuing insurance carriers. The ACLI reports that the annual lapse and surrender rate for individual life insurance policies is 5.2% of the in-force face value of benefits, amounting to over $624 billion in face value of policy benefits lapsed and surrendered in 2016 alone. According to Milliman (2004), a leading actuarial consulting firm, nearly 88% of all universal life insurance policies issued in the United States ultimately do not terminate with the payment of a death claim.

The life insurance secondary market primarily serves consumers, 65 years and older, and their families who own life insurance. These consumers represent the fastest growing demographic segment in the United States, estimated to be over 49 million in 2016, according to the U.S. Census Bureau in its 2015 report “Projections and the Size and Composition of the U.S. Population: 2014 to 2060”. As these consumers age, they and their families will be faced with a variety of financial needs that can be met from the value-added products and services we offer. Our life insurance secondary market products and services address the convergence of major trends that include: increased lifetime estate tax exemptions, changing needs for life insurance protection, the disappearance of traditional long-term care insurance protection, under-saving for retirement, and increasing medical expenses. Our approach to the life insurance secondary market allows consumers to efficiently access the value of an illiquid life insurance asset, which may otherwise lapse or be surrendered, to offset the costs associated with retirement and aging.

This year we experienced a noticeable increase in activity and interest in the life insurance secondary market across the entire spectrum of market constituents. This increased activity and interest was marked by the National Association of Insurance Commissioners (“NAIC”) policy bulletin issued July 19, 2017 in support of products we provide that the bulletin described as “innovative private market solutions for financing Americans’ long-term care needs.” The NAIC, citing the Company’s August 25, 2016 presentation, discussing how consumers could exchange the market value of their life insurance policies for products designed to fund long-term care expenses. The use of a life insurance policy to generate resources to fund long-term care was pioneered by our Executive Vice President, Chris Orestis. Today, we are the only company in the life insurance industry that provides this innovative product to pay for long-term care expenses.

Primary Life Insurance Market and Technology (“Insurtech”)

The opportunity to apply technology to transform the insurance industry is significant. According to leading industry consultancy firms such as KPMG, Accenture, and Ernst & Young, there is a major movement afoot to transform the insurance industry through the use and application of advanced technology. This movement, commonly referred to as “insurtech,” suggests a new era of disruptive entrants into the traditional insurance marketplace that have the potential to upend the insurance industry’s historical approach to assessing and selecting acceptable underwriting risks.

We have identified advanced epigenetic technology as a means to improve underwriting systems in the primary life insurance market. Our M-Panel technology provides innovative insights into individual all-cause mortality and may have market-wide application to traditional life insurance underwriting. In addition, we have filed patent applications for our Smoking and Alcohol Tests. We believe these tests will provide more accuracy and precision in assessing the key factors used in the traditional life insurance underwriting process. We intend to commercialize and apply our tests to the primary market of life insurance and believe that our initial tests, and additional testing we plan to develop, may have applications outside of the insurance industry.

Our Business

Our business was founded to acquire life insurance policies in the secondary market and earn a profit from those assets. We believe that we are uniquely positioned in the life insurance secondary market, particularly as the need for our products and services grows. Over the past year we have been expanding our business with products and services built from intellectual property based on epigenetic science. In addition, we recently announced our pending transaction with The Beneficient Company Group, L.P. that will serve to expand our business to include a greater, more diversified portfolio of assets.

To participate in our industry and deliver our products and services in the markets we serve, we intend to spend significant resources: (i) recruiting and developing professional management; (ii) establishing strategic relationships for delivering the services we provide; (iii) creating opportunities for investors to participate in the yield and capital appreciation from the life insurance assets and intellectual property we own; (iv) developing innovative products from epigenetic technology; and (v) developing an operational platform and systems for originating life insurance.

Secondary Life Insurance

Secondary Life Insurance — Origination

We generally purchase life insurance assets in the secondary market directly from policy owners who purchased their life insurance in the primary market. Historically, we have purchased these life insurance policies through a network of specialized life settlement brokers who assist consumers and financial professionals in accessing the secondary market. One of our key strategic initiatives has been to expand our ability to originate and purchase life insurance policies directly from consumers by working with their financial or insurance advisor. We refer to this strategy as our “D100” initiative because we seek to acquire 100% of the life insurance policies that we purchase directly from consumers without the aid of a broker. Our D100 initiative is focused on bringing our products and services to consumers through partnerships with independent life insurance distribution organizations, which we believe is critical to achieve the growth potential of the life insurance secondary market.

Secondary Life Insurance Underwriting

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

Our secondary market underwriting procedures consist of a careful review and analysis of available materials and information related to a life insurance policy and the insured. The goal of our underwriting procedures is to make an informed purchasing decision. We typically purchase life insurance policies from insureds who are 65 years or older and whose life expectancies are less than 144 months (twelve years). The life expectancies we use are estimates, stated in months, which indicate the 50% probability of an individual’s mortality (meaning actuarial analysis predicts half of the individuals with similar age, sex, and medical conditions will experience mortality before that number of months, and half will experience mortality after that number of months). Life expectancies are based on actuarial tables that predict statistical probability of individual mortality.

We obtain life expectancies from independent third-party medical-actuarial underwriting firms, unless the life insurance policy benefit has a face value of $1,000,000 or less (which we generally refer to as a “small face policy”).

Secondary Life Insurance – Value Proposition

The value proposition of owning a life insurance asset purchased in the secondary market is the opportunity to earn a spread between the investment cost of the life insurance assets and the face value of the policy benefits. Accordingly, if we purchase life insurance assets in the secondary market, and make all the attendant premium payments to maintain those assets in order to receive the policy benefits, the most significant risk factors (among others that we discuss in the “Risk Factors” section of this report) in the performance of those assets are: (i) the predictability of mortality, or longevity risk; and (ii) the creditworthiness of the issuing life insurance company, or credit risk. We believe the value proposition of our investments in the life insurance assets is our ability to obtain superior risk-adjusted returns.

We believe actuarial mortality is the single largest variable affecting the returns on our investments in life insurance assets over time. Accurately predicting an individual’s mortality date is impossible, and the best an actuary can do is provide a set of probabilities of survival over time. Nevertheless, predicting mortality among a group of similarly situated individuals is less difficult — in fact, the larger the group, the more accurate actuarial predictions tend to become. The statistical mathematical concept stating that the results of random events tend to become very predictable as the number of events becomes large is the “Central Limit Theorem” (or more commonly known as the “Law of Large Numbers”). This statistical mathematical concept is the basis for many business models, ranging from insurance to the lottery. Insurance carriers, for example, can be very certain of the number of insurance claims they can expect when they have spread their risk over a large pool of diversified policies. In this way, insurance carriers can price a large number of insurance policies of any type to collect premiums slightly above the level of expected claims, and thereby expect to earn a surplus or profit. Similarly, a lottery can depend on an expected amount of earnings equal to the small advantage built into the odds of the games.

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

These expectations are affirmed in research published by A.M. Best and others, illustrating that as the number of insured lives increase within a portfolio of life insurance policies, there is a corresponding decrease in the standard deviation of the mortality events within the portfolio — i.e., longevity risk decreases as the number of insureds increases. Standard & Poor’s indicates that 1,000 insured lives are required to reach statistical “significance” (where the relationship, in this context, between mortality projections and actual mortality events is not random). A.M. Best concludes that a portfolio of at least 300 insured lives is statistically significant. Our current portfolio covers 804 insured lives and we believe that both the predictability and actual performance will continue to improve with additional size and diversification. Accordingly, we continue to seek to grow the size and diversification of the portfolio in order to mitigate risk and improve our profitability.

We rely on the payment of policy benefit claims by life insurance companies as a significant source of cash inflow. The life insurance assets we own represent obligations of third-party life insurance companies to pay the benefit amount under the policy upon the mortality of the insured. As a result, we manage this credit risk exposure by generally purchasing policies issued by insurance companies with investment-grade ratings from Standard & Poor’s, and diversifying our portfolio among a number of insurance companies.

The yield to maturity on bonds issued by life insurance carriers reflects, among other things, the credit risk (risk of default) of such insurance carrier. We follow the yields on certain publicly traded life insurance company bonds because this information is part of the data we consider when valuing our portfolio of life insurance policies for our financial statements.

The average yield to maturity of publicly traded life insurance company bonds data we consider when valuing our portfolio of life insurance policies was 2.71% as of December 31, 2017. We believe that this reflects, in part, the financial market’s judgment that credit risk is low with regard to these carriers’ financial obligations. It should be noted that the obligations of life insurance carriers to pay life insurance policy benefits ranks senior to all of their other financial obligations, such as the aforementioned senior bonds they issue. As of December 31, 2017, approximately 96.7% of the face value of policy benefits in our life insurance portfolio were issued by insurance companies with investment-grade credit ratings from Standard & Poor’s.

Secondary Life Insurance Assets

Our portfolio of life insurance policies, owned by our subsidiaries as of December 31, 2017, is summarized below:

Life Insurance Portfolio Summary

Total portfolio face value of policy benefits	$1,676,148,000
Average face value per policy	$1,867,000
Average face value per insured life	$2,085,000
Average age of insured (yrs.)*	81.7
Average life expectancy estimate (yrs.)*	6.9
Total number of policies	898
Number of unique lives	804
Demographics	75% Males; 25% Females
Number of smokers	36
Largest policy as % of total portfolio	0.79%
Average policy as % of total portfolio	0.11%
Average annual premium as % of face value	2.92%

____________

*         Averages presented in the table are weighted averages.

Our portfolio of life insurance policies, owned by our wholly owned subsidiaries as of December 31, 2017, organized by the insured’s current age and the associated number of policies and policy benefits, is summarized below:

Distribution of Policies and Policy Benefits by Current Age of Insured

Min Age	Max Age	Policy Benefits	Weighted Average Life Expectancy (years)	Number of Policies	Percentage of Total Policy Benefits
95	100	$11,139,000	1.2	6	0.7%
90	94	$166,518,000	2.8	94	9.9%
85	89	$440,672,000	4.8	202	26.3%
80	84	$425,070,000	6.5	192	25.4%
75	79	$311,667,000	8.8	170	18.6%
70	74	$240,709,000	10.8	160	14.3%
60	69	$80,373,000	9.7	74	4.8%
Total		$1,676,148,000	6.9	898	100.00%

Our portfolio of life insurance policies, owned by our subsidiaries as of December 31, 2017, organized by the insured’s estimated life expectancy estimates and associated policy benefits, is summarized below:

Distribution of Policies by Current Life Expectancies of Insured

Minimum Life Expectancy (Months)	Maximum Life Expectancy (Months)	Policies	Policy Benefits	Percentage of Total Policy Benefits
1	47	225	$367,529,000	21.9%
48	71	195	367,908,000	21.9%
72	95	180	357,059,000	21.3%
96	119	136	262,733,000	15.7%
120	143	90	163,732,000	9.8%
144	179	59	109,340,000	6.5%
180	206	13	47,847,000	2.9%
Total		898	$1,676,148,000	100.0%

We track concentrations of pre-existing medical conditions among insured individuals within our portfolio based on information contained in life expectancy reports including the underwriter’s designation of primary impairment. We track these medical conditions within the following ten primary categories: (1) cancer, (2) cardiovascular, (3) cerebrovascular, (4) dementia, (5) diabetes, (6) multiple, (7) neurological disorders, (8) respiratory disease, (9) other, and (10) no diseases. Currently, the primary disease categories within our portfolio that represent a concentration of over 10% are multiple, cardiovascular, and other which constitute 26.2%, 20.5%, and 13.2%, respectively, of the face amount of insured benefits of our portfolio as of December 31, 2017.

As of December 31, 2017, approximately 96.7% of the face value of policy benefits in our life insurance portfolio were issued by insurance companies with investment-grade credit ratings from Standard & Poor’s. Our ten largest life insurance company credit exposures and the Standard & Poor’s credit rating of their respective financial strength and claims-paying ability is set forth below:

Distribution of Policy Benefits by Top 10 Insurance Companies

Rank	Policy Benefits	Percentage of Policy Benefit Amount	Insurance Company	Insurance Company S&P Rating
1	$260,928,000	15.6%	John Hancock Life Insurance Company (U.S.A.)	AA-
2	$199,202,000	11.9%	AXA Equitable Life Insurance Company	A+
3	$181,003,000	10.8%	Lincoln National Life Insurance Company	AA-
4	$167,254,000	10.0%	Transamerica Life Insurance Company	AA-
5	$118,472,000	7.1%	Metropolitan Life Insurance Company	AA-
6	$65,089,000	3.9%	American General Life Insurance Company	A+
7	$62,457,000	3.7%	Pacific Life Insurance Company	AA-
8	$57,293,000	3.4%	Massachusetts Mutual Life Insurance Company	AA+
9	$53,106,000	3.1%	Security Life of Denver Insurance Company	A
10	$50,140,000	3.0%	West Coast Life Insurance Company	AA-
Total	1,214,944,000	72.5%

Secondary Life Insurance — Portfolio Return Modeling

Our portfolio of life insurance assets is to earn superior risk-adjusted returns. At any time, we calculate our returns from our life insurance assets based upon (i) our historical results; and (ii) the future cash flows we expect to realize from our statistical forecasts. To forecast our expected future cash flows and returns, we use the probabilistic method of analysis. The expected internal rate of return of our portfolio is based upon future cash flow forecasts derived from a probabilistic analysis of policy benefits received and policy premiums paid in relation to our non-GAAP (Generally Accepted Accounting Principles in the United States of America, or “GAAP”) investment cost basis. As of December 31, 2017, the expected internal rate of return on our portfolio of life insurance assets was 10.48% based on our portfolio benefits of $1.68 billion and our non-GAAP investment cost basis of $644.2 million (including purchase price, premiums paid, and financing costs incurred to date). This calculation excludes returns realized from our matured policy benefits which are substantial.

We seek to further enhance our understanding of our expected future cash flow and returns by using a stochastic analysis, sometimes referred to as a “Monte Carlo simulation,” to provide us with a greater understanding of the variability of our projections. The stochastic analysis we perform provides internal rates of return calculations for different statistical confidence intervals. The results of our stochastic analysis, in which we run 10,000 random mortality scenarios, demonstrates that the scenario ranking at the 50th percentile of all 10,000 results generates an internal rate of return (“IRR”) of 10.46%, which is very near to our expected IRR (“Expected IRR”) of our portfolio of 10.48%. Our Expected IRR is based upon future cash flow forecasts derived from a probabilistic analysis of our policy benefits received and policy premiums paid in relation to our non-GAAP investment cost basis. The stochastic analysis results also reveal that our portfolio is expected to generate an internal rate of return of 9.98% or better in 75% of all generated scenarios; and an internal rate of return of 9.56% or better in 90% of all generated scenarios. As the portfolio continues to grow in size and diversity, all else equal, the scenario results cluster closer to each other around our median, or 50th percentile, internal rate of return expectation, thereby lowering future cash flow volatility and potentially justifying our use of lower discount rates to value our portfolio.

In sum, we believe our statistical analyses show that, if we can continue to grow and maintain our investments in life insurance assets, then, in the absence of material negative events affecting our most significant risks, including but not limited to longevity, credit risk, interest rate and financing risk, those investments will potentially provide superior risk-adjusted returns for our Company.

The complete detail of our portfolio of life insurance policies, owned by our wholly owned subsidiaries as of December 31, 2017, organized by the current age of the insured and the associated policy benefits, sex, estimated life expectancy, issuing insurance carrier, and the credit rating of the issuing insurance carrier, is set in Exhibit 99.2 to this report.

Primary Life Insurance and Technology (“Insurtech”)

We believe life insurance underwriting will transform due to advancements in science and technology. As part of that transformational change, we believe that the science of epigenetics will serve as a foundational science to this advancement for the life insurance industry. The life insurance industry is striving to achieve more automated underwriting and improve the overall customer experience. However, for a large number of life insurance policies issued today, the industry requires the collection of blood and urine to measure traditional health underwriting factors. Epigenetics not only offers a less invasive saliva-based solution, but promises to provide greater accuracy and precision to these traditional underwriting factors.

Science Overview — Genetics vs. Epigenetics

The science of epigenetics differs materially from genetics. Genetic science is the study of human DNA, or genes, that consist of over three billion base pairs consisting of Adenine (A), Guanine (G), Thymine (T) and Cytosine(C). The Human Genome Project reports that the first human genomes were fully mapped and sequenced in 2003 at a cost of $2.7 billion. Since then, the cost of genetic sequencing has decreased exponentially where “next-generation sequencing” has brought this cost down even faster than Moore’s Law would have predicted. Several companies, such as Helix, now measure targeted sections of the genome as a service directly to consumers for under $100.

Epigenetic science is the study of how gene expression changes through the addition or removal of biochemical markers rather than alterations in the genetic DNA code itself. Unlike the genome, which basically stays the same throughout a person’s lifetime, studies show that the epigenome changes dramatically over a person’s lifetime based on age, behaviors and other environmental factors. This means that the epigenome is reacting to an individual’s behavior or environment, such as smoking, alcohol consumption, or running marathons. Among the most studied epigenetic processes is DNA methylation, wherein chemical molecules called methyl groups attach or detach to cytosines along the genome, thereby affecting gene expression. By measuring unique methylation signatures along the genome, we believe we can identify health conditions or disease states that are traditionally used to underwrite life insurance with greater accuracy and precision.

While our technology is scientifically verified, the science of epigenetics is still nascent. As a result, we anticipate our technology to evolve rapidly in a way that adds to its core benefits over time. In particular, we believe that once our technology is commercialized for use and more lives are underwritten, we will have more data to further refine our technology and enhance its underwriting benefit. We also expect that the costs and the time required to process our tests will continue to fall due to technological advances, economies of scale and process improvements. The anticipated strengthening of these core benefits gives us confidence that epigenetic testing will become an integral part of life insurance underwriting and a driving force of the industry’s transformation.

Epigenetic Testing — All-Cause M-Panel Mortality Test

We believe epigenetics not only promises to improve upon many traditional factors used in underwriting with greater accuracy and precision, but also opens up new factors in underwriting itself. In 2013, Dr. Steve Horvath published his landmark paper on the “Epigenetic Clock,” which demonstrated that epigenetic data can be used to estimate human age. In late 2016, an international effort led by Dr. Horvath and Dr. Brian Chen, our Chief Science Officer, established that a new epigenetic clock could be used to “predict all-cause mortality above and beyond chronological age and traditional risk factors.” The meta-analysis study completed by Dr. Horvath and Dr. Chen on DNA methylation and mortality prediction, involved more than 13,000 people from multiple countries that were followed for a number of years. In April of 2017, we secured an exclusive global license from UCLA to use Dr. Horvath’s patent pending all-cause mortality predictive technology for the life insurance and related industries. We call the technology to conduct our all-cause M-Panel Mortality Test technology after the methylation signatures used in the analysis to identify individual risk of all-cause mortality.

The research behind our all-cause M-Panel Mortality Test suggests that the information it provides about an individual’s risk of mortality is a new important independent factor that should be considered in life insurance underwriting. With the help of actuarial consultants, we have translated the all-cause mortality hazard ratios reported in Dr. Horvath’s research into individual actuarial mortality factors. The actuarial consultants reported that the process we developed was “acceptable and consistent with established actuarial principles,” an important confirmation of the proposed application of an all-cause M-Panel Mortality Test. We are in process of conducting our first large scale pilot test to analyze the independent and significance of our all-case M-Panel Mortality Test.

Epigenetic Testing — M-Panel Smoking Test

We recently filed for patent protection for our proprietary M-Panel Smoking Test. Environmental factors, such as smoking tobacco, impact the epigenome and can be measured through distinct epigenetic patterns. Given the large difference in life insurance premiums between smokers and non-smokers, and the shortcomings of current testing methodologies for testing smoking status, we have developed our proprietary M-Panel Smoking Test. The current gold-standard for measuring smoking status used by the life insurance industry measures cotinine collected from saliva, blood or urine. The half-life of cotinine in the human body is 16-19 hours, which means that >95% of cotinine is eliminated from the human body after about 3 days, making it easy for smokers to appear as non-smokers.

In contrast, our patent pending M-Panel Smoking Test analyzes methylation patterns in saliva to assess a variety of smoking patterns, including short-term and long-term effects of smoking on the epigenome. The test is based on a rich body of scientific evidence that identified specific epigenetic signatures for different smoking patterns. Several studies have reported individual epigenetic markers that may be used to estimate: (i) the amounts of cigarettes smoked, (ii) whether someone has regularly smoked within the past decade, and (iii) whether someone is a currently smoking or not. Building upon these findings, we developed a proprietary algorithm that selects the optimal combination of epigenetic markers to determine an individual’s smoking habits. Using a single biological sample (e.g., saliva), the M-Panel Smoking Test identifies four categories of smokers: current smokers, recent quitters, long-term quitters, and never smokers. In addition to these four classifications, the M-Panel Smoking Test can also estimate the amount of cigarettes a current smoker likely smokes. Both amount and duration of smoking in one’s lifetime plays a dramatic role in determining one’s risk for morbidity and mortality. We believe our M-Panel Smoking Test will provide new features and details of individual smoking behavior that are not currently on the market. For a discussion of risks attendant to our M-Panel Smoking Test, see Risk Factors (“Commercializing the M-Panel or other technology…”).

Epigenetic Testing — M-Panel Alcohol Test

We recently filed for patent protection for our proprietary M-Panel Alcohol Test. Similar to smoking tobacco, alcohol consumption leads to changes in the epigenome which may be useful in life insurance underwriting decisions. Today, quantification of alcohol intake is currently limited to self-reporting, as well as a limited number of biomarkers that have their own strengths and limitations. Current biomarkers to detect alcohol consumption are able to measure recent alcohol use (e.g., ethyl glucuronide), moderate use (e.g., PeTH), longer term use (e.g., carbohydrate-deficient transferrin), and chronic alcohol intake (e.g., severe liver damage, alanine aminotransferase). However, each of these biomarkers have limitations that include their cost and accuracy, particularly for the biomarkers that detect moderate and longer term use. We believe there is a great need for a single test that integrates information across self-report and multiple biomarkers and epigenetics may offer such a test. Our patent pending M-Panel Alcohol Test is based on scientific research that identifies specific methylation signatures for different drinking patterns. Building upon these findings, the proprietary algorithm underlying our M-Panel Alcohol Test identifies three types of alcohol consumption patterns with a single biological sample (e.g., from saliva): heavy drinkers, moderate drinkers, and light/non-drinkers. For a discussion of risks attendant to our M-Panel Alcohol Test, see Risk Factors (“Commercializing the M-Panel or other technology…”).

Epigenetics — Research and Development

We are engaged in several research and development efforts to further validate, refine and expand our epigenetic M-Panel testing capabilities. In particular, we are working with leading researchers in smoking and alcohol consumption to enhance and further validate our technology. We expect our research and development will support and enhance the efficacy of our M-Panel testing technology. We are in the final stages of readying our first scaled research pilot that will run concurrent M-Panel testing and life insurance underwriting analysis on up to 10,000 unique insurance applicants. We will compare and analyze the standard underwriting information against a detailed epigenetic scan of methylation patterns on each insurance applicant.

One of the first analyses that we conduct will be to compare the standard overall underwriting conclusion for each applicant to our all-cause M-Panel Mortality Test. This analysis will determine the relationship between our all-cause M-Panel Mortality Test and traditional underwriting conclusions. We seek to discover the correlation between our all-cause M-Panel Mortality Test results and traditional underwriting conclusions and risk classifications. A strong correlation will indicate that the all-cause M-Panel Mortality Test can be used to capture some or all of the current underwriting process, and a non-correlation will indicate that the all-cause M-Panel Mortality Test captures a new underwriting factor to be considered. This is critical for understanding the value proposition of our all-cause M-Panel Mortality Test to life insurance underwriting.

We also expect to finalize our M-Panel Smoking and Alcohol Tests for commercialization with the pilot. The pilot will allow us to compare the standard smoking test laboratory results currently used by the life insurance industry with a “ground truth” smoking measure based on a panel of biomarkers. With this information, we seek to demonstrate the accuracy of the current practice of measuring smoking in life insurance against “gold standard” biomarkers and the results of our M-Panel Smoking Test. We plan to run a similar process with respect to testing alcohol consumption using “gold standard” measurements. We expect we will emerge from the pilot with a quantitative understanding of the accuracy of our M-Panel Smoking and Alcohol Tests that will be critical in understanding the value proposition and commercialization of these tests for the life insurance industry.

The Beneficient Company Group, L.P. Strategic Transaction

On January 12, 2018, we entered into a strategic transaction through a Master Exchange Agreement (as it may be amended from time to time, the “Master Agreement”), among GWG Holdings, GWG Life, The Beneficient Company Group, L.P., a Delaware limited partnership (“Beneficient”), MHT Financial SPV, L.L.C., a Delaware limited liability company (“MHT SPV”), and certain related trusts (the “Seller Trusts”). Information regarding Beneficient and the Exchange Transaction is set forth below and in Item 1A (Risk Factors) of this report under the caption “Risks Related to the Pending Exchange Transaction.” We expect that this transaction will increase our common shareholder equity, diversify our balance sheet, income statement and cash flow sources while creating opportunities to leverage existing infrastructure and capabilities.

Description of The Beneficient Company Group, L.P.

Beneficient is a privately-held company organized as a Delaware master limited partnership, the general partner of which is Beneficient Management, a Delaware limited liability company. Subject to receipt of its regulatory trust charters from the State of Texas, Beneficient intends to register its common units with the SEC in the future and to apply for listing on a national stock exchange. If so registered and listed, Beneficient would be considered a publicly traded partnership for Internal Revenue Service purposes. There can be no assurance as to the timing or effectiveness, if any, of the proposed SEC registration and stock exchange listing of the common units.

Subject to receipt of its regulatory charters, Beneficient plans to provide to mid-to-high net worth individuals (i.e., individuals having a net worth of between $5 million and $30 million) trust services and related liquidity products and loans for the alternative assets and illiquid investment funds those individuals may own, as well as a variety of other financial services, including custody and clearing of alternative assets, fund and trust administration, and insurance services for covering risks attendant to owning or managing alternative assets.

In addition, Beneficient is developing a third business segment, referred to as financial technologies and online platforms, designed to offer clients online financial technologies and platforms for direct access to Beneficient’s liquidity products and services as well as specialized reporting tools. To expand this segment, Beneficient has acquired assets of ACE Portal Inc. (“ACE”), which was previously financed in part by the New York Stock Exchange in order to develop and operate a centralized platform for accredited and qualified investors to access the private markets for private placements of equity, debt and fund interests marketed by SEC-registered broker-dealers. Beneficient’s acquisition of the ACE closed in the first quarter of 2018.

Description of the Overall Exchange Transaction

The Seller Trusts are expected to own up to 82% of Beneficient’s issued and outstanding common units in the limited partnership. Pursuant to the Master Agreement, we will acquire the Beneficient common units held by the Seller Trusts in exchange for consideration valued at up to $800 million, which will be comprised of a combination of our common stock and five-year L Bonds valued, collectively, at up to $650 million, and $150 million in cash. The exact number of outstanding common units of Beneficient that we will purchase from the Seller Trusts, and the exact number of shares of our common stock and L Bonds that we will issue to the Seller Trusts as consideration therefor, will be determined approximately five business days prior to the closing of the Exchange Transaction. The Master Agreement provides, however, that the aggregate value of the consideration (consisting of our common stock, L Bonds and cash) provided to the Seller Trusts will not be less than $550 million nor more than $800 million.

As part of the Exchange Transaction, we may elect, in our sole discretion, to issue and sell to MHT SPV a combination of additional shares of common stock (at a purchase price of $10.00 per share) and additional L Bonds for aggregate cash proceeds of $150 million. We would use the proceeds from the sale of these additional securities to facilitate our payment of the cash consideration to the Seller Trusts.

Also as part of the Exchange Transaction, GWG Life will make a commercial loan to Beneficient in a principal amount between $275 million and $400 million. The expected terms of the commercial loan are described below under “—  Other Agreements — Commercial Loan Agreement.”

Below is a diagram of the Exchange Transaction:

We have ascribed a minimum value of $10.00 per unit to the common units of Beneficient that we will acquire in the Exchange Transaction. If valuation opinions are secured from nationally recognized valuation firms stating that the common units of Beneficient will have, as of the closing date of the Exchange Transaction, a fair value of less than $9.00 per common unit, and such opinion is subsequently confirmed by a separate valuation opinion, Beneficient will cause its existing security holders to transfer additional common units to us at the closing as shall be necessary to provide an aggregate value to us equal to $10.00 per unit.

The Exchange Transaction is expected to close in the second quarter of 2018, subject to the satisfaction of various closing conditions set forth in the Master Agreement.

Proposed Listing of Beneficient Common Units; Redemption

In the Master Agreement, Beneficient has agreed to use its commercial best efforts to pursue and obtain a listing of its common units on a nationally recognized stock exchange (a “listing”) on or prior to the 40-month anniversary of the closing of the Exchange Transaction. If Beneficient does not (i) file a registration statement with the SEC in connection with a listing within 24 months after the closing of the Exchange Transaction, or (ii) secure a listing on or prior to the 40-month anniversary of the closing of the Exchange Transaction, then the Master Agreement provides that we may, at our election, cause Beneficient to adopt a strategy to redeem all of the common units of Beneficient held by us. If we were to make such an election, Beneficient would be obligated to repurchase our common units at a redemption price equal to the greater of $11.00 per unit or the book value per unit as of the date of redemption.

In adopting its redemption strategy, Beneficient will be obligated to use no less than 75% of its distributable cash flow (calculated quarterly as cash flows derived from operations, plus cash inflows from financings, less mandatory tax distributions) to satisfy our redemption election and any redemption elections that may be made by the holders of other interests in Beneficient that have redemption rights. If we were to elect redemption, then Beneficient will be obligated under the Master Agreement to use a percentage of its distributable cash flow (as defined above), each quarter, equal to the percentage that the common units held by us on the date of our election bears to the total number of outstanding common units (on an undiluted basis) as of the date of our election, until such time as all of our common units shall have been redeemed.

Other Agreements

The Master Agreement contemplates a number of other agreements that will be executed and delivered between the date of the Master Agreement and closing, or at the closing, in furtherance of the Exchange Transaction. None of these other agreements have been fully negotiated, reduced to writing, executed and delivered. Generally, the Master Agreement requires the proposed parties to these other agreements to use some level of effort to arrive at terms reasonably acceptable to the parties, or to enter into these other agreements in customary but negotiated form or substance reasonably acceptable to the parties. In all cases, however, the Master Agreement itself provides some of the material terms and conditions that will be included in these other agreements. Descriptions under the captions below summarize certain of the material terms and conditions that the Master Agreement specifies for these other agreements.

Commercial Loan Agreement

As required by the Master Agreement, at the closing of the Exchange Transaction, GWG Life, as the lender, will enter into a commercial loan agreement (the “Commercial Loan Agreement”) with Beneficient, as the borrower. The proceeds of the loan are intended to be used by Beneficient for working capital and to facilitate the delivery of trust products and services of Beneficient. The principal amount of the loan is expected to be $275 million, but may be increased by agreement of the parties up to an aggregate maximum amount of $400 million. Simple interest will accrue on the principal amount at the rate of 5% per annum, one-half of which will be due and payable in cash on a monthly basis, and one-half of which will accrue and become due on the maturity date. The loan will have a four-year term, and the maturity date will be the 48-month anniversary of the Commercial Loan Agreement. The outstanding principal amount of the commercial loan, together with interest thereon, may be prepaid in cash at any time or from time to time without penalty. The amounts owing in connection with the Commercial Loan Agreement will rank junior only to Beneficient’s bank debt and the NPC-B Unit Accounts of Beneficient Company Holdings, L.P., the subsidiary limited partnership of Beneficient. We expect that, in addition to the above, the Commercial Loan Agreement will contain certain financial covenants and other terms and conditions that are customary for commercial agreements of this type.

Registration Rights Agreements; Lock-Up Provisions

In connection with the closing of the Exchange Transaction, and as contemplated in the Master Agreement, we will enter into two different registration rights agreements, one of which will grant resale registration rights to us with respect to the common units of Beneficient we will receive at the closing, and the other of which will involve our grant of resale registration rights to the Seller Trusts with respect to the shares of common stock and L Bonds we issue to the Seller Trusts at the closing. These registration rights agreements are intended to provide the parties with the legal right to resell the securities they receive in the Exchange Transaction in compliance with the Securities Act of 1933. Notwithstanding the registration rights to be granted to the Seller Trusts, the ability of the Seller Trusts to resell the shares of our common stock they receive in the Exchange Transaction will be limited by the contractual provisions of the Orderly Marketing Agreement discussed below.

MHT SPV has agreed that, until the earlier of (i) the listing of the common units of Beneficient on a nationally recognized stock exchange and (ii) 40 months from the date of closing, it will not directly or indirectly sell, transfer, distribute, pledge or otherwise dispose of any shares it receives in the Exchange Transaction without our prior written consent.

Orderly Marketing Agreement

The Master Agreement obligates us and the Seller Trusts to negotiate in good faith the terms of an agreement (the “Orderly Marketing Agreement”) with one or more nationally recognized investment banks for the orderly marketing and resale of the shares of our common stock that we issue to the Seller Trusts under the Master Agreement. The purpose of the Orderly Marketing Agreement is to manage the timing and amount of our common shares that are publicly resold in the market since the number of shares of our common stock to be issued under the Master Agreement will substantially increase the total number of our issued and outstanding shares. However, the terms of that Orderly Marketing Agreement have not yet been determined. There is no assurance that the Orderly Marketing Agreement will accomplish its purpose of maintaining a stable market for our common stock.

Shareholders’ Agreement

The Master Agreement contemplates and requires the delivery at closing of a shareholders’ agreement (the “Shareholders’ Agreement”) among the Seller Trusts, MHT SPV and GWG. The purpose of the Shareholders’ Agreement is to limit the voting power of the Seller Trusts and MHT SPV and the control they would otherwise be entitled to exercise over GWG. To that end, the Shareholders’ Agreement will provide that all voting securities of GWG over which the Seller Trusts and MHT SPV (and their respective transferees) have voting control will be voted solely in proportion with the votes cast by all other holders of voting securities of GWG on any matter put before them. In addition, until the earlier of (i) one year from the closing of the Exchange Transaction and (ii) the termination of the Orderly Marketing Agreement, the Seller Trusts (including their assignees and transferees, and their respective affiliates) will be subject to certain standstill restrictions. These restrictions will prohibit the Seller Trusts from, among other things, acquiring any voting securities of GWG or any of its subsidiaries, seeking or proposing to influence or control our management, Board of Directors, or policies, and submitting a proposal for any merger, recapitalization, reorganization, business combination, or other extraordinary transaction involving GWG.

No Control of the Business and Affairs of Beneficient

Beneficient is a limited partnership organized in the State of Delaware and its business and affairs are managed by its general partner. Although we will become the owner of up to 82% of the issued and outstanding common units in Beneficient upon consummation of the Exchange Transaction, owners of common units of Beneficient have only limited voting rights relating to certain matters under applicable state law and Beneficient’s partnership agreement Therefore, we will have limited or no ability to influence Beneficient’s management’s decisions regarding its business.

Competitive and Regulatory Framework

Competition

We encounter significant competition from numerous companies in the products and services we provide and seek to develop in the life insurance industry. Many of these competitors have greater financial and other resources than we do and may have significantly lower cost of funds than us because they have access to insured deposits or greater access to the capital markets, for example. Moreover, some of these competitors have significant cash reserves and can better fund shortfalls in collections that might have a more pronounced impact on companies such as ours. They may also have greater market share. In the event that these or other competitors make a significant effort to compete against our businesses, we would experience significant challenges with our business model.

Competition can take many forms, including the pricing, technology, financing resources, transaction structuring, timeliness and customer service. Some competitors may outperform us in these areas. These factors could adversely affect our profitability by reducing our return on investment or increasing our risk.

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

Government Regulation

Our business is highly regulated at the state level with respect to the life insurance industry, and at the federal level with respect to the issuance of our  securities offerings. At the state level, states generally subject us to laws and regulations requiring us to obtain specific licenses or approvals to purchase life insurance policies in those states. State statutes typically provide state regulatory agencies with significant powers to interpret, administer and enforce the laws relating to the life insurance industry. Under this authority, state regulators have broad discretionary power and may impose new licensing and other requirements, and interpret or enforce existing regulatory requirements in new and different ways. Any of these new requirements, interpretations or enforcement directives could be materially adverse to our industry. Furthermore, because the areas of business in which we participate are relatively new, we believe it is likely that state regulation will increase and grow more complex in the foreseeable future. We cannot, however, predict what any new regulation would specifically involve or how it might affect our industry or our business.

The state regulatory landscape for the use of genetic and epigenetic testing in life insurance underwriting is such that genetic and epigenetic testing is generally permitted. A few states require informed consent for use of genetic testing in life insurance underwriting. Epigenetic testing is distinguishable from genetic testing and we believe epigenetic testing does not raise the ethical issue found with genetic testing of denying insurance coverage to applicants based on immutable inherited characteristics. While well-informed policymakers and regulators should have little reason to consider expanding current definitions of genetic testing to include epigenetic testing, or to increase restrictions on life insurance underwriting using epigenetic test results, we can provide no such assurances.

Although the federal securities laws and regulations do not directly affect life insurance, in some cases the purchase of a variable life insurance policy may constitute a transaction involving a “security” that is governed by federal securities laws. While we presently hold few variable life insurance policies, our holding of a significant amount of such policies in the future could cause our Company or one of our subsidiaries to be characterized as an “investment company” under the federal Investment Company Act of 1940. The application of that law to all or part of our businesses — whether due to our purchase of life insurance policies or to the expansion of the definition of “securities” under federal securities laws — could require us to comply with detailed and complex regulatory requirements, and cause us to fall out of compliance with certain covenants under our senior credit facility with LNV Corporation. Such an outcome could negatively affect our liquidity and increase our cost of capital and operational expenses, all of which would adversely affect our operating results. It is possible that such an outcome could even threaten the viability of our business and our ability to satisfy our obligations as they come due.

We hold licenses to purchase life insurance policies in 38 states and can also purchase in the eight unregulated states. At times, we may work with licensed entities to purchase a policy in a state where we are not licensed.

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

GINA does not apply to the life insurance, long-term care or annuity industries. The life insurance, long-term care or annuity industries operate on medical-evidenced underwriting principles in which specific medical conditions are taken into account when assessing and pricing risk. The regulation of genomic data is relatively new, and we believe it is likely that regulation will increase and grow more complex in the foreseeable future. We cannot, however, predict what any new law or regulation would specifically involve or how it might affect our industry, our business, or our future plans.

The Tax Cuts and Jobs Act

On December 22, 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act (“Tax Reform Bill”). The Tax Reform Bill changed existing United States tax law and includes provisions that will affect our results of operations, financial position and cash flows. The Tax Reform Bill reduced the U.S. corporate income tax rate and changed business-related exclusions, deductions and credits.

Employees

We employ approximately 65 employees.

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

Our general website address is www.gwgh.com. Our website has a wealth of information about our Company, its mission, and our specialty finance business. Our website also has tools that could be used by our potential clients, financial advisors and investors alike. We maintain the website www.gwglife.com for consumers and life insurance professionals seeking our life insurance secondary market products and services. We also maintain the website www.lifeegx.com for our insurtech initiative of bringing commercialized epigenetic testing to the life insurance industry.

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

The valuation of our principal assets on our balance sheet requires us to make material assumptions that may ultimately prove to be incorrect. If our assumptions prove incorrect, we could suffer significant losses that materially and adversely affect our results of operations.

Our principal asset is a portfolio of life insurance policies purchased in the secondary and tertiary markets, comprising approximately 79% of our total assets as of both December 31, 2017 and 2016. Those assets are considered “Level 3” fair value measurements under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), as there is currently no active market where we are able to observe quoted prices for identical assets. As a result, our determination of “fair value” for those assets on our balance sheet incorporates significant inputs that are not observable. Fair value is defined as an exit price representing the amount that would be received if assets were sold or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement determined based on the assumptions market participants would use in pricing an asset or liability.

A Level 3 fair value measurement is inherently uncertain and could create additional volatility in our financial statements that is not necessarily related to the performance of our underlying assets. As of December 31, 2017 and 2016, we estimated the fair value discount rate for our portfolio to be 10.45% and 10.96%, respectively. Life expectancy estimates are also a significant component within our fair value measurement. If in the future we determine that a higher discount rate is required to ascribe fair value to a similarly situated portfolio of life insurance policies or that life expectancy estimates materially differ from actuarial estimates, we could experience significant losses materially affecting our results of operations. It is also possible that significant losses of this nature could at some point cause us to be out of compliance with borrowing covenants contained in our various borrowing agreements. This could in turn result in acceleration of our L Bonds, which we may not be able to repay. As a result, we may be forced to seek additional debt or equity financing to repay such debt amounts, and additional financing may not be available on terms acceptable to us, if at all.

If we are unable to repay our debt when it comes due, then our senior lender or the holders of our L Bonds, or both, would have the right to foreclose on our assets. For further disclosure relating to the risks associated with the valuation of our assets, see the risk factors below “If actuarial assumptions we obtain from third-party providers . . . ..” and “Inaccuracies in the life expectancy estimates we use for small face policies . . .. .”

Actual results from our life insurance portfolio may not match our expected results, which could adversely affect our ability to service and grow our portfolio to achieve actuarial stability.

Our business model relies on achieving actual results that are in line with the results we expect to attain from our investments in life insurance policy assets. In this regard, we believe that the larger the portfolio we own, the greater the likelihood that we will achieve our expected results. To our knowledge, rating agencies generally suggest that portfolios of life insurance policies contain enough policies on individual lives to achieve actuarial stability in receiving expected cash flows. For instance, in a life insurance securitization methodology published in 2016, A.M. Best concluded that at least 300 lives are necessary to achieve actuarial stability, while Standard & Poor’s has indicated that stability is unlikely to be achieved with less than 1,000 lives. As of December 31, 2017, we owned $1.68 billion in face value of life insurance policies covering 804 lives.

Although we plan to expand the number of life insurance policies we own using proceeds raised from our securities offerings, we may change our strategy or be unable to do so if sufficient financing is unavailable or is available only on unfavorable or unacceptable terms. Furthermore, even if our portfolio reaches a size that is actuarially stable, we still may experience differences between the actuarial models we use and actual mortalities. Differences between our expectations and actuarial models, and actual mortality results, could have a materially adverse effect on our operating results and cash flow. In such a case, we may face liquidity problems, including difficulties servicing our remaining portfolio of policies and servicing our outstanding debt obligations. Continued or material failures to meet our expected results could decrease the attractiveness of our securities in the eyes of potential investors, thereby making it even more difficult to obtain capital needed to service our portfolio, grow the portfolio to obtain desired diversification, and service our existing debt.

We critically rely on debt financing for our business. Any inability to borrow could adversely affect our business operations, our ability to satisfy our debt-payment obligations and, ultimately, our prospects and viability.

To date, we have chosen to finance our business principally through the issuance of debt, including debt incurred by our subsidiary GWG DLP Funding IV, LLC (“DLP IV”) under a senior secured term loan with LNV Corporation (see Note 6) (referred to as our “senior credit facility”) and our L Bonds. Our senior credit facility with LNV Corporation is secured by all of the assets of DLP IV, has a maximum amount of $300 million, and the outstanding balance at December 31, 2017 was $222.5 million. Obligations under the senior credit facility with LNV Corporation have a maturity date of September 27, 2029. Our L Bonds have scheduled maturities as indicated below in the risk factor “If a significant number of holders . . . .” To date, our debt arrangements are the most important sources of financing on which our business has critically relied to grow and maintain our portfolio of life insurance policies as well as service existing debt.

Our business model relies on continued access to financing to enable us to purchase a large and diversified portfolio of life insurance policies and pay the attendant premiums and costs of maintaining the portfolio, all while satisfying our current interest and principal repayment obligations under our senior credit facility and other indebtedness. We expect that proceeds from our life insurance policies will first be used to satisfy our obligations, as determined by the agreement governing the senior credit facility. Accordingly, until we achieve sufficient cash flows derived from our portfolio of life insurance policies, we expect to rely on the proceeds from our ongoing to satisfy our ongoing financing and liquidity needs. Nevertheless, continued access to financing and liquidity under the senior credit facility (other than premium payments on existing policies pledged) or otherwise is not guaranteed. For example, general economic conditions could limit our access to financing, as could regulatory or legal pressures exerted on us, our financiers, or those involved in the procurement of financing such as brokers, dealers, and registered investment advisors. If we are unable to borrow under the senior credit facility with LNV Corporation or otherwise for any reason, or to renew or replace the senior credit facility when it comes due, our business would be adversely impacted and our ability to service and repay our debt obligations would be compromised, thereby negatively affecting our business prospects and perhaps our viability.

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

To mitigate this credit risk, we generally purchase policies issued only by insurers with an investment-grade credit rating from one or more of Standard & Poor’s, Moody’s, or A.M. Best Company. As of December 31, 2017, 96.7% of the face value benefits of our life insurance policies were issued by insurers having an investment-grade rating (BBB or better) by Standard & Poor’s. We also review our exposure to credit risk associated with our portfolio of life insurance policies when estimating its fair value. In evaluating the policies’ credit risk we consider items such as insurance company solvency, credit risk indicators, and general economic conditions. Notwithstanding our efforts to mitigate credit risk exposure and to reflect this risk in our portfolio valuation, we cannot predict with any certainty whether a particular insurer will be in a financial position to satisfy amounts that it owes under life insurance policies it has issued when a claim for payment is presented.

Every acquisition of a life insurance policy necessarily requires us to materially rely on information provided or obtained by third parties. Any misinformation or negligence in the course of obtaining information could materially and adversely affect the value of the policies we own, our results of operation and the value of our securities.

Our acquisition of each life insurance policy is negotiated based on variables and particular facts that are unique to the policy itself and the health of the insured. The facts we obtain about the policies and the insured at the time when the policy was applied for and obtained are based on the insured’s factual representations to the insurance company, and the facts the insurance company independently obtains in the course of its own due-diligence examination, such as facts concerning the health of the insured and whether or not there is an insurable interest present when the policy was issued. Any misinformation or negligence in the course of obtaining information relating to a policy or insured could materially and adversely impact the value of the policies we own and could in turn adversely affect our results of operations and the value of our securities.

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

If federal regulators or courts conclude that the purchase of life insurance in the secondary market constitutes, in all cases, a transaction in securities, we could be in violation of existing covenants under our senior credit facility with LNV Corporation, which could result in significantly diminished access to capital. We could also face increased operational expenses. The materialization of this risk could adversely affect our operating results and financial condition, our ability to repay our debt, and possibly threaten the viability of our business.

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

We believe that the matters discussed in the Staff Report and existing case law do not impact our current business model because our purchases of life insurance policies are distinguishable from those cases that have been held by courts, and advocated by the Staff Report, to be transactions in securities. For example, neither we nor any of our affiliates are involved in the fractionalization of life insurance policies, and we presently do not purchase significant amounts of variable life insurance policies. As a practical matter, if all or a majority of our life insurance policies were deemed to be “securities” under federal securities laws, either through an expansion of the definition of what constitutes a “security,” the expansion of the types of transactions in life insurance policies that would constitute transactions in “securities,” or the elimination or limitation of available exemptions and exceptions (whether by statutory change, regulatory change, or administrative or court interpretation), then we or one or more of our affiliated entities could become subject to the federal Investment Company Act of 1940. This outcome would likely have a material and negative effect on our Company by imposing additional regulations and rules to our governance structure, operations, and our capital structure. In particular, this outcome would likely cause us to be in violation of existing covenants under our senior credit facility with LNV Corporation requiring us not to operate or be characterized as an “investment company” under the Investment Company Act of 1940. This breach would likely adversely affect our liquidity and increase our cost of capital and operational expenses, all of which would adversely affect our operating results. Such an outcome could also threaten our ability to satisfy our obligations as they come due and the viability of our business.

If actuarial assumptions we obtain from third-party providers and rely on to calculate our expected returns on our investments in life insurance policies change, our operating results and cash flow could be adversely affected, as well as the value of our collateral and our ability to service our debt obligations.

The expected internal rate of return we calculate is based upon the probability of an insured’s mortality over an actuarial life expectancy estimate. We presently obtain these estimates from third-party medical-actuarial underwriting companies. In the case of small face policies (i.e., policies having $1.0 million or less in face value of policy benefits), we may choose not to obtain any third party estimates, and instead use proprietary mortality tables or other techniques to develop our own life expectancy for an insured. In addition to actuarial life expectancies, we rely on a pricing and premium forecasting software model developed by a third-party actuarial firm for the valuation of policies we purchase, future mortality revenues, and the calculation of anticipated internal rates of return. These pricing models forecast the estimated future premiums due as well the future mortalities of insureds.

All actuarial life expectancies (and related forecasting software) are subject to interpretation and change based on evolving medical technology, actuarial data, and analytical techniques. Additionally, we are required under the borrowing agreement for our senior credit facility with LNV Corporation to update life expectancy estimates for life insurance policies with face amounts greater than $750,000 every two years. Our prior experience in updating life expectancies has generally resulted in longer life expectancies for most, but not all, of the insureds within our portfolio. Any increase in the actuarial life expectancy estimates of insureds within our portfolio could have a materially adverse effect on our operating results and cash flow, and our balance sheet. Adverse impacts on the value of our life insurance policy portfolio or our cash flow could in turn impair the value of the collateral we have pledged to our creditors and our ability to service our debt and obligations as they come due.

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

If we project we will receive cash inflows from policies sooner than we actually do, we may not be able to make payment on our debt obligations in a timely manner, or at all. Moreover, a significant medical discovery or advance that results in mortality improvements among seniors, above historically predicted actuarial rates, could have a material adverse effect on the value of our life insurance investments.

For example, we use a modeling method for projecting cash flows known as the “probabilistic method.” This is an actuarial method that uses the probability of an insured’s mortality over time (a mortality curve) to project the flow of policy benefits to us and to project premiums that must be paid. Thus far, we have in fact experienced fewer cash flows from policy benefits than projected in the early stages of ownership of our current life insurance policy portfolio using this method. We had expected to receive approximately $339.7 million cumulative policy benefits as of December 31, 2017, and in fact received $191.2 million. This has resulted in greater than expected premium payments, increasing such expected payments from an expected $172.1 million to $203.5 million. Barring significant mortality improvements (i.e., medical discoveries or advancements relating to the medical conditions of insureds), however, the fact that actual results have differed from the expectations derived from the probabilistic method of projecting policy benefits should ordinarily result in greater policy benefits in later stages of ownership.

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

Cost-of-insurance (premium) increases could materially and adversely affect our profitability and financial condition.

We are subject to the risk of increased cost-of-insurance (“COI”) charges (i.e., premium charges) for the universal life insurance policies we own in our portfolio. As of December 31, 2017, approximately 24% of the policies in our portfolio have premium levels that are guaranteed under the terms of the policy to keep the policy’s death benefit in force even in a situation where the policy’s cash account has been wholly depleted. On the remaining approximately 76% of our policies, we pay “non-guaranteed COI charges” and are subject to the risk that the insurer could increase the COI charges for the policy. In all cases, the amount of increase is subject to any limits that may be set forth in the insurance policy. Because very few of the policies we own have significant cash account value balances, any COI increase will require us to use more cash to satisfy the minimum premium amount required to keep the related policy in force, and this could materially and adversely affect our profitability.

A COI increase can also be expected to impair the value of the affected policy because extra expense (i.e., additional premium amounts) will be required to keep the policy in force, and such extra expense will diminish the economic value, or return, of the policy realized upon the mortality of the insured. As a result, any widespread COI increases in policies we own would likely have a material and adverse effect on the value of our portfolio, which in turn would materially and adversely affect our profitability and financial condition.

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

The relatively new and evolving nature of the market in which we operate makes the related risks difficult to identify and quantify. Nevertheless, contractions in the secondary market for life insurance policies, whether resulting from general economic conditions, regulatory or legal pressures, or otherwise (including regulatory pressures exerted on us or others involved in the secondary market for life insurance), could make participation in the market generally less desirable. This could in turn depress the prices at which life insurance policies on the secondary market are bought and sold and have a negative impact on the estimated value of the policies we own. If the value of the policies we own decreases, our results of operation and financial condition could suffer.

Changes in general economic conditions could adversely impact our business.

Changes in general economic conditions, including, for example, interest rates, investor sentiment, changes specifically affecting the insurance industry, competition, technological developments, political and diplomatic events, tax laws, and other factors not known to us today, can substantially and adversely affect our business and prospects. For example, changes in interest rates may increase our cost of capital and ability to raise capital and have a corresponding adverse impact on our operating results. While we may engage in certain hedging activities to mitigate the impact of rising interest rates, none of these risks are or will be within our control.

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

Risks Unique to Our Company

We have a relatively limited history of operations and our earnings and cash flows may be volatile, resulting in uncertainty about our ability to service and repay our debt when it comes due, redeem preferred stock when requested and uncertainty about our prospects generally.

We are a company with a limited history, which makes it difficult to accurately forecast our earnings and cash flows. We incurred a net loss attributable to common shareholders of $33.3 million and $3.1 million in the years ended December 31, 2017 and 2016, respectively. Our lack of a significant history and the evolving nature of the market in which we operate make it likely that there are risks inherent to our business that are yet to be recognized by us or others, or not fully appreciated, and that could result in us earning less than we anticipate or even suffering further losses. As a result of the foregoing, an investment in our securities necessarily involves uncertainty about the stability of our earnings, cash flows and, ultimately, our ability to service and repay our debt and our prospects generally. In addition, any earnings volatility we experience may adversely affect the market price of our common stock.

We may in the future rely, in part, on new and unproven technology as part of our underwriting processes. If the mortality predictions we obtain through use of this technology proves inaccurate, our results of operation and financial condition could be materially and adversely affected.

We recently exercised our option to license, on an exclusive basis for use in the life insurance industry, new technology (which we call “M-Panel” technology) that we believe may be applied to assist us with the mortality predictions in the course of underwriting and valuing life insurance policies. This M-Panel technology, however, has not yet been commercially applied in the manner we envision, and it is possible that we will be unable to obtain more accurate mortality predictions through its use. It is also possible that the mortality predictions we obtain through use of the M-Panel technology will prove inaccurate, and perhaps materially so. In such a case, our failure to accurately forecast mortalities could have a material and adverse effect on our results of operation and financial condition, which could in turn materially and negatively affect the price of our common stock and our ability to satisfy our debts.

Although we have entered into a written license agreement for the M-Panel technology, we may have difficulties preventing third parties from using that technology, and we may be required to obtain additional licenses from other parties prior to our commercial use of that technology. We may be forced to develop our own proprietary processes, the success of which would be uncertain. Difficulties we encounter in our efforts to use or develop, and protect, intellectual property may prove costly and affect our results of operation.

The M-Panel technology rights we have licensed are the subject of a provisional patent application, but no patent protection will be afforded those rights unless and until a non-provisional patent application is filed with the U.S. Patent and Trademark Office, which filing is beyond our control. If the patent for the M-Panel technology ultimately were to issue, we would be legally entitled to prevent third parties from using any part of the technology that is both covered by the claims of the patent and licensed to us. If, on the other hand, no patent is ultimately granted with respect to the M-Panel technology (or the scope of claims is too narrow to afford us with meaningful protection), then we may be unable to prevent third parties from using the M-Panel technology. This outcome may severely diminish any competitive advantage we hope to obtain through our use of the M-Panel technology.

We are aware that other patent applications pending in the U.S. Patent and Trademark Office may have scopes of claims that overlap with the claims contained in the provisional patent application filed with respect to the M-Panel technology. If those other patents were to issue with scopes of claims that in fact overlap with the claims in any patent application for the M-Panel technology, we would likely be required to enter into a license agreement with other third parties before we could use processes that are covered by those overlapping claims. Nevertheless, we may be unable to procure such a license, and even if we are able to procure such a license it may prove too costly for us. Alternatively, we would ourselves be required to develop other processes that would not overlap with other patent claims. Our own development of these processes could be costly and time consuming and may ultimately prove unsuccessful.

In sum, any difficulties we encounter in our efforts to use (through a license), or develop, and ultimately protect, intellectual property from which we hope to gain a competitive advantage and enter into new insurance-related markets could prove costly and time-consuming enough to materially and adversely affect our results of operation.

The M-Panel technology we license may subject us to claims of infringement or invalidity from third parties, and the magnitude of this risk to our business generally rises if and as we become more successful in employing and relying on the technology. Any such claims would be complex and costly, and adverse outcomes could undermine the competitive advantages we seek.

Our reliance on M-Panel technology (or any other technology we own or license) will subject us to the risk that other parties may assert, rightly or wrongly, that our intellectual property rights are invalid or violate the rights of those parties, as well as the risk that our intellectual property rights will be infringed upon by third parties. Any outcome invalidating our intellectual property rights or otherwise diminishing the competitive advantages obtained, at least in part, through the use of those rights could have a material and adverse effect on our competitive position and our prospects.

Commercializing the M-Panel or other technology may require significant expenses, may cause us to incur losses, and may ultimately prove ineffective or fail to create profitable business lines in the life insurance and related industries in which we operate.

We intend to pursue new business models and business strategies in the insurance industry with M-Panel or similar technology. This M-Panel technology, however, has not yet been commercially applied in the manner we envision, and it is possible that we will incur losses as a result of these efforts. It is also possible that we will be unable to effectively commercialize M-Panel or similar technology, or unsuccessful in disrupting the life insurance industry. One or more competitors, however, may ultimately succeed in applying technology to the life insurance industry in a manner that provides them with a significant competitive advantage or that disrupts the marketplace. Any such outcome could have a material and adverse effect on our prospects, which could in turn materially and negatively affect the price of our common stock and our ability to satisfy our debts.

We are in the final stages of readying our first scaled research pilot that will run concurrent M-Panel testing and life insurance underwriting analysis on insurance applicants. On each insurance applicant, we will compare and analyze the standard underwriting protocol against a detailed epigenetic scan of methylation patterns. Although we expect we will emerge from the pilot with a quantitative understanding of the accuracy of our M-Panel Smoking Test and Alcohol Test that will be critical in commercializing our tests for the life insurance industry, we have not yet validated the claims that we believe to be true in a large-scale study. Further, although we invest in the insurtech business overall and in research and development specifically, these activities do not guarantee that we will develop or obtain intellectual property necessary for profitable operations. Costs involved in developing and protecting rights in intellectual property may have a negative impact on our business.

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be harmed. In addition, defending our intellectual property rights might entail significant expense. Any of our patents or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Although we have U.S. patent applications pending, we may be unable to obtain patent protection for the technology covered in our patent applications. In addition, any patents issued in the future may not provide us with competitive advantages or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain.

We might be required to spend significant resources to monitor and protect our intellectual property rights. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel.

We may not be able to raise the capital that we are seeking from our securities offerings and may be unable to meet our overall business objective of growing a larger, actuarially diverse portfolio of life insurance.

Our offer and sale of our Series 2 Redeemable Preferred Stock and our L Bond offerings are the principal means by which we intend to raise funds needed to meet our goal of growing a larger and more statistically diverse portfolio. While we plan to continue financing our business, if we are unable to continue to do so for any reason we may be unable to meet our goal. In addition, if actual cash flows from our portfolio of life insurance policies do not occur as our actuarial projections have forecasted, which has thus far been the case, we could be forced to sell our investments in life insurance policies in order to service or satisfy our debt-related obligations. If we are forced to sell some or all of our investments in life insurance policies, or our entire portfolio, we may be unable to sell them at prices we believe are optimal or that approximate the discount rate we have applied to value our portfolio, particularly if our sale of policies occurs at a time when we are (or are perceived to be) in distress. In any such event, our business and the value of our securities would likely be materially and adversely impacted.

Inaccuracies in the life expectancy estimates we use for small face policies could have a material and adverse effect on our results of operation and financial condition.

As of December 31, 2017, we owned 502 “small face” life insurance policies (i.e., policies having $1 million in face value of benefits or less) having $279.9 million in aggregate face value of benefits. We expect that the proportion of our total portfolio of life insurance policies consisting of small face policies will continue to increase in the future.

The underwriting processes we use to evaluate, price and purchase small face policies are different from, and may not be as reliable as, the processes we use for life insurance policies with larger face values of benefits. In particular, the processes we use to develop or obtain life expectancy estimates and the related mortality curves for small face policies are less extensive than traditional methods. These processes include obtaining either a single fully underwritten or simplified report as opposed to two fully underwritten reports. A simplified third-party underwriting report is based on a self-reported medical interview and may be supplemented with additional information obtained from a pharmacy benefit manager database which is provided to one or more medical-actuarial underwriting firms to obtain a simplified life expectancy report. Although we obtain professional actuarial guidance regarding these processes, our simplified underwriting methodology may not be as reliable as the processes we use for policies with larger (i.e., greater than $1 million) face value of benefits where two fully underwritten life expectancy reports are obtained.

As the face value attributable to our small face policies increases relative to the total face value of our portfolio, the accuracy with which we have estimated life expectancies for these policies will become increasingly material to our business. Any shortcomings in the processes we use to evaluate, price, purchase and value our small face policies, or significant inaccuracies in the life expectancy estimates relating to those policies, could have a material and adverse effect on our results of operation and financial condition. Any such outcomes could have a negative and possibly material effect on our ability to satisfy our debts.

We depend upon cash distributions from our subsidiaries, and contractual restrictions on distributions to us or adverse events at one of our operating subsidiaries could materially and adversely affect our ability to pay our debts, redeem preferred stock when requested and continue operating our business.

GWG Holdings, Inc. is a holding company. As a holding company, we conduct our operations through operating subsidiaries, and as such our most significant assets are cash and our ownership interests in our subsidiaries. Accordingly, our ability to meet our obligations, including our debt-related and dividend-payment obligations, materially depends upon the ability of our subsidiaries to distribute cash to us. In this regard, the ability of our subsidiaries to distribute cash to us is, and will continue to be, restricted by certain negative covenants in the agreement governing our senior credit facility. If any of these limitations were to materially impede the flow of cash to us, our ability to service and repay our debt, including obligations under the L Bonds, and make cash dividend payments to holders of our preferred stock offerings would be materially and adversely affected. In addition, any adverse corporate event at the subsidiary level, such as a declaration of bankruptcy, liquidation or reorganization or an event of default under our senior credit facility, could adversely affect the ability of our subsidiaries to distribute cash to us, and thereby materially and adversely affect our ability to service and repay our debt and make cash dividend payments, and negatively impact our ability to continue operations.

The collateral granted as security for our obligations under the L Bonds may be insufficient to repay the indebtedness upon an event of default.

GWG Holdings (the issuer of the L Bonds) and GWG Life (the guarantor of obligations under the L Bonds, and the wholly owned subsidiary of GWG Holdings) have each granted a security interest in substantially all of their respective assets to serve as collateral security for obligations under the L Bonds. Importantly, DLP IV owns substantially all of our life insurance policies and is the borrower under our senior credit facility with LNV Corporation. As the borrower under that senior credit facility, all of its assets — including all of its life insurance policy assets — serve as collateral for our obligations under the facility.

The most significant assets of each of GWG Holdings and GWG Life are their cash and investments in their respective subsidiaries. At December 31, 2017, GWG Holdings’ total assets were approximately $594.5 million, of which approximately $112.0 million was cash and approximately $480.7 million was its investment in subsidiaries. On that same date, GWG Life’s total assets were approximately $480.7 million, of which approximately $1.5 million was cash and approximately $415.2 million was its investment in subsidiaries. Approximately $51.1 million in fair value of life insurance policies was directly owned by GWG Life at December 31, 2017.

Because of the fact that substantially all of our life insurance assets are held in our DLP IV subsidiary, and all of those assets serve as collateral security for our obligations under our senior credit facility, L Bond holders risk the possibility that the collateral security that has been granted for our obligations under the L Bonds may be insufficient to repay holders upon an event of default. Furthermore, while the indenture governing the L Bonds limits the amount of debt we and our subsidiaries can incur, the indenture permits us and our subsidiaries to incur additional secured debt (subject to the debt coverage ratio) that may be senior to the L Bonds.

If a significant number of holders of our L Bonds demand repayment of those instruments upon maturity instead of renewing them, and at such time we do not have sufficient capital on hand to fund those repayments (and do not otherwise have access to sufficient capital), we may be forced to liquidate some of our life insurance policy assets, which could have a material and adverse impact on our results of operation and financial condition.

As of December 31, 2017, we had approximately $461.4 million in principal amount of L Bonds outstanding. Since we first issued our L Bonds, we have experienced $394.9 million in maturities, of which $234.7 million has renewed for an additional term, as of December 31, 2017. This has provided us with an historical renewal rate of approximately 59.4% for investments in our L Bonds. Future contractual maturities of L Bonds as of December 31, 2017 are as follows:

Years Ending December 31,	L Bonds
2018	$105,916,000
2019	151,689,000
2020	78,402,000
2021	30,759,000
2022	40,018,000
Thereafter	54,643,000
$461,427,000

If investors holding existing indebtedness which matures do not elect to renew their investments and we do not at such time have or have access to sufficient capital, then we may need to liquidate some of our investments in life insurance policies earlier than anticipated. In such an event, we may be unable to sell those policies at prices we believe are fair or otherwise appropriate and such sales could have a material and adverse impact on our results of operations and financial condition. See also “We may not be able to raise the capital that we are seeking . . . ..”

Subordination provisions contained in the indenture will restrict the ability of the trustee or the L Bond holders to enforce their rights against us under the indenture, including the right to payment on the L Bonds, if a default then exists under a senior credit facility.

The L Bonds will be subordinate in right of payment to any claims of our senior lender under the senior credit facility. In this regard, subordination provisions limiting the right of L Bond holders to enforce their rights are contained in the indenture. These provisions include:

•         a prohibition on challenging any enforcement action taken by a senior lender, or interfering with any legal action or suits undertaken by a senior lender, against us and our affiliates;

•         a 180-day standstill period during which there may not be brought any action against us or our affiliates to enforce rights respecting collateral unless our senior credit facility with LNV Corporation has been repaid in full, which period may be extended if the senior lender takes action during such standstill period; and

•         a prohibition on filing a bankruptcy or insolvency case against us or our affiliates for at least one year plus one day after any senior lender has been paid in full.

In the event of a default on a senior credit facility, the indenture prohibits us from making any payment, direct or indirect (whether for interest, principal, as a result of any redemption or repayment at maturity, on default, or otherwise), on the L Bonds and any other indebtedness unless and until: (i) the default respecting the senior credit facility has been cured or waived or has ceased to exist; or (ii) in the case of a non-payment default that permits a senior lender to declare as due and payable all amounts owing under a senior credit facility (but where that senior lender has not yet so declared amounts as being due and payable), the end of the period commencing on the date the trustee receives written notice of default from the senior lender and ending on the earliest of (1) our discharge of the default (or other cure), (2) the trustee’s receipt of a valid waiver of default from the senior lender, or (3) a written notice from the senior lender terminating the payment prohibition.

During any payment prohibition period, neither the holders of the L Bonds nor the trustee will have the right, directly or indirectly, to sue to enforce the indenture or the L Bonds. Other provisions of the indenture do permit the trustee to take action to enforce the payment rights of L Bond holders after 179 days have passed since the trustee’s receipt of notice of default from a senior lender, but in such case any funds paid as a result of any such suit or enforcement action shall be applied toward the senior credit facility until the facility is indefeasibly paid in full before being applied to the L Bonds.

These subordination provisions present the risk that, upon any default by us on obligations owed to our senior lender, the holders of the L Bonds will be unable to enforce their rights to payment.

If the 180-day standstill period noted above, or any other limitation on the rights of the trustee or L Bond holders to assert their rights to payment of principal or interest under the indenture, is ultimately determined to conflict with provisions of the Trust Indenture Act of 1939 (most notably sections 316(b) and 317(a) of that Act), then the trustee, as well as any holder who shall not have earlier consented to such subordination provisions, will (notwithstanding such provision contained in the indenture) be authorized to institute a lawsuit for the enforcement of any payment of principal or interest after their respective due dates.

The debt coverage ratio, designed to provide some assurance that the value of our assets exceeds our obligations to the holders of L Bonds, values our life insurance policy assets in a manner that may not be representative of the amount we would actually receive upon a sale of those assets.

Under the indenture governing the L Bonds, as amended on March 27, 2018 (see Item 9B), the maximum amount of L Bonds we may issue at any time is limited to an amount such that our debt coverage ratio does not exceed 90%. This limitation is designed to provide a basis to ensure that the net present value of policy benefits from our life insurance assets, along with the value of our other asset, are able to cover the obligations to our L Bond holders. Conceptually, and because we intend to hold our life insurance policies until we receive the related policy benefits, the debt coverage ratio is based on the future receipt of our portfolio’s gross expected yield (i.e., our expected gains) as measured against the future interest cost of our total debt obligations to finance the portfolio to maturity. Expressed as a percentage, the debt coverage ratio is calculated as the ratio of (i) the total amounts outstanding on interest-bearing debt over (ii) the net present asset value of all life insurance assets we own, plus any cash and cash equivalents held in our accounts, policy benefit receivables and, without duplication, the value of all other assets of the Company as reflected on our most recently available balance sheet prepared in accordance with GAAP. For this purpose, the net present asset value of our life insurance assets is calculated as the present value of the life insurance portfolio’s expected future cash flows discounted at the weighted-average interest rate of the interest-bearing indebtedness for the previous month.

Although the debt coverage ratio is designed to provide a basis to ensure that our assets will be sufficient to meet our obligations to the holders of L Bonds, the “net present value” of our life insurance assets used in the debt coverage ratio is not the same as the “fair value” of those assets on our balance sheet. Accordingly, the “net present value” and the “fair value” of our life insurance assets may be different — greater or less — and as a result the debt coverage ratio is not informative of the amount we and holders of L Bonds would actually receive if we were forced to sell or liquidate our life insurance assets. Furthermore, any sale or liquidation of all or a significant portion of our life insurance assets would incur significant transactional costs. As a result, our mere compliance with the debt coverage ratio in the indenture will not guarantee that the value of our life insurance assets, if sold or liquidated, would in all cases exceed the amount of our obligations to the holders of L Bonds.

Our controlling stockholders and principal executives are involved in litigation “clawback” claims, and it is possible that adverse outcomes from these claims could negatively affect us.

Our Chief Executive Officer, Jon R. Sabes, and our corporate secretary and Chief Operating Officer — Life Epigenetics Inc., Steven F. Sabes, who together beneficially own or control approximately 72% of our common stock, are subject to clawback litigation relating to loan payments made to Opportunity Finance, LLC. The litigation stems from loan payments received by Opportunity Finance, LLC (owned by Jon R. Sabes and Steve F. Sabes) from a borrower who filed for bankruptcy in 2008. The bankruptcy trustee alleges that loan repayments to Opportunity Finance were voidable transfers under preference or other legal theories and seeks to recover amounts for other creditors of the bankruptcy estate Case No. 08-45257 (U.S. Bankruptcy Court District of Minnesota). Such loan repayments may ultimately be deemed to be voidable transfers under preference or other legal theories. To date, no claim has been made against us.

While we believe there are numerous meritorious defenses to the claims made by the bankruptcy trustee, and we are advised that the defendants in that action will vigorously defend against the trustee’s claims, the defendants may not prevail. If the bankruptcy trustee were to succeed in any effort to sell or transfer the equity interests of Jon R. Sabes or Steven F. Sabes in our Company as a result of the litigation, there could be a change in control of our Company. Such an event could adversely affect holders of our L Bonds by reducing the number of shares of common stock of GWG Holdings that have been pledged as collateral security for our obligations under those securities. Finally, regardless of the outcome of this litigation, these matters may distract management and reduce the time and attention that they are able to devote to our business.

The loss of the services of our current executives or other key employees, or the failure to attract additional key individuals, would materially adversely affect our business operations and prospects.

Our financial success is significantly dependent upon the efforts of our current executive officers and other key employees. We have entered into employment agreements with Messrs. Jon R. Sabes and William B. Acheson. Nevertheless, there can be no assurance that these individuals will continue to provide services to us. A voluntary or involuntary termination of employment could have a materially adverse effect on our business operations if we were not able to attract qualified replacements in a timely manner. At present, we do not maintain key-man life insurance policies for any of these individuals. In addition, our success and viability is also dependent to a significant extent upon our ability to attract and retain qualified personnel in all areas of our business, especially our sales, policy acquisition, and financial management team. If we were to lose the members of these service teams, we would need to replace them with qualified individuals in a timely manner or our business operations and prospects could be adversely impacted.

We have the discretion to purchase assets, including life insurance assets, through different subsidiaries, and to transfer assets among our subsidiaries. Any decision to purchase or hold title to assets in one subsidiary, as opposed to a different subsidiary, may affect the value of collateral security for our debts.

We may at our discretion direct the purchase of policies by, and the sale of policies and other assets amongst, different subsidiaries of GWG Holdings. Purchases of assets in, or movements of assets amongst, different subsidiaries could affect the value of the collateral security for obligations under the L Bonds. For example, purchases through, or transfers of life insurance policies to, DLP IV would cause the policies acquired or transferred to become collateral for our senior credit facility with LNV Corporation, whereas purchases through, or transfers of life insurance policies to, GWG Life would cause the policies acquired by GWG Life to become collateral for the L Bonds. Accordingly, purchases of assets through, or transfers of assets to, different subsidiaries may affect the value of collateral security for different classes of holders of our debt.

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

We are an “emerging growth company” under federal securities laws, and the reduced reporting requirements applicable to emerging growth companies may make it more difficult to compare our financial statements to those of other issuers that are not emerging growth companies.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements normally applicable to public companies, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a non-binding advisory vote on executive compensation, and delayed adoption of new or revised financial accounting standards. We could be an emerging growth company through 2019, although certain circumstances could cause us to lose that status earlier. It is possible that these reduced reporting requirements could make it more difficult for investors to compare our results of operations and financial condition with those of other companies that are not emerging growth companies.

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

Our activities in this space are currently not significant to our Company as a whole and do we intend to originate any additional cash advances. Nevertheless, this business presents a number of unique risks, including the illiquidity of the cash advances; our critical reliance on certain individuals to operate the business; collection and cash advance repayment issues and challenges given that the merchant cash advances are typically unsecured; and sensitivity to general economic conditions.

Risks Related to the Pending Exchange Transaction

We may not complete the Exchange Transaction within our anticipated timeframe or at all, or on the terms and conditions presently set forth in the Master Exchange Agreement.

We have entered into a Master Exchange Agreement (the “Master Agreement”) to govern our contemplated securities exchange transaction with The Beneficient Company Group, L.P. (“Beneficient”) and certain other parties (the “Exchange Transaction”). Completion of the Exchange Transaction is subject to various conditions. These conditions include, among other things, the negotiation and entry into various ancillary agreements, obtaining requisite third party consents, receipt by our Board of Directors of a reasonably acceptable valuation opinion and a fairness opinion, and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvement Acts of 1976. Although we anticipate consummating the Exchange Transaction during the second quarter of 2018, there is no guarantee that it will be completed on this timeframe or at all. If the Exchange Transaction is not completed for any reason, we will not realize the anticipated benefits of the Exchange Transaction described elsewhere in this report. Further, the price of our common stock may decline to the extent that the current market price reflects an assumption that the Exchange Transaction will be completed. In addition, significant costs related to the Exchange Transaction, such as legal, accounting, financial valuation and filing fees, must be paid and expended even if the Exchange Transaction is not completed. Many of these costs, which we expect to capitalize upon consummation of the Exchange Transaction, must be expensed by us if the Exchange Transaction is not completed. Such expenses will have a negative impact on our consolidated financial results, which may further depress the market price of our common stock.

Beneficient may be unable to operate its business successfully, which would negatively impact its ability to generate distributable cash flow and increase the value of its common units.

Beneficient plans to provide to mid-to-high net worth individuals (i.e., individuals having a net worth of between $5 million and $30 million) with trust services and related liquidity products and loans (collectively, “trust services and liquidity products”) for the alternative assets and illiquid investment funds those individuals may own, and a variety of other financial services, including custody and clearing of alternative assets, fund and trust administration, retirement funds and insurance services for covering risks attendant to owning or managing alternative assets. The success of the Exchange Transaction from our perspective will depend, in part, on Beneficient’s ability to operate its business successfully, generate distributable cash flow and increase the value of its common units. If Beneficient is unable to do so, such inability will negatively impact the value of our investment in Beneficient.

Beneficient’s operations will impact our financial performance.

We expect to account for our acquisition of common units of Beneficient using the equity method of accounting. As a result, following the closing of the Exchange Transaction, we will recognize a share of the profits and losses of Beneficient in the periods when such profits and losses are earned or incurred by Beneficient. Because common units of Beneficient will represent a significant percent of our assets, the impact on our financial statements of Beneficient’s financial performance may be material.

Beneficient may be unable to obtain a listing of its common units on a nationally recognized stock exchange, which would hinder Beneficient’s ability to successfully pursue its current business plans.

Beneficient is a privately-held company organized as a Delaware master limited partnership. Subject to receipt of regulatory trust charters from the State of Texas, which is not a certainty, Beneficient intends to register its common units with the Securities and Exchange Commission and to apply for listing on a national stock exchange (a “listing”), after which it would be considered a publicly traded partnership for IRS purposes. There can be no assurance as to the timing or effectiveness, if any, of the proposed listing. Because Beneficient’s current business plans are based in part on obtaining a listing, failure to do so may materially and adversely impact its financial performance and prospects, which would likely decrease the value of Beneficient’s common units. As a potential significant holder of Beneficient common units, such a decrease would have a corresponding negative impact on the value of our assets and the price of our common stock.

Under the Master Agreement, Beneficient has agreed to use its commercial best efforts to pursue and obtain a listing following the closing of the Exchange Transaction. If Beneficient fails to file a registration statement with the SEC in connection with a listing within 24 months after such closing, or secure a listing on or prior to the 40-month anniversary of such closing, then the Master Agreement provides that we may, at our election, cause Beneficient to adopt a strategy to redeem all of the common units of Beneficient then held by us at a redemption price equal to the greater of $11.00 per unit or the book value per unit as of the redemption date. Under this strategy, Beneficient would be required to use a portion of its distributable cash flow to satisfy our redemption election (together with all other redemption elections that may be made by the holders of other interests in Beneficient or interests convertible into interests of Beneficient). However, there is no assurance that Beneficient’s distributable cash flow will be sufficient to affect a redemption within a particular period of time or at all. If Beneficient is ultimately unable to satisfy its redemption obligation, we may not be able to recoup our investment in Beneficient common units.

We will have limited or no ability to influence Beneficient’s management’s decisions regarding its business.

Although we will own a significant percentage of Beneficient’s outstanding common units upon consummation of the Exchange Transaction, Beneficient’s general partner is authorized to perform all acts that it determines to be necessary or appropriate to carry out Beneficient’s purposes and to conduct its business. As a result, we will have only limited voting rights relating to certain matters and, as is contemplated by the terms of Beneficient’s limited partnership agreement (which we will be required to become a party to upon consummation of the Exchange Transaction), any person or group that acquires beneficial ownership of 20% or more of Beneficient’s common limited partnership units (including GWG) will lose voting rights associated with all of its common units and such common units may not be voted on any matter. Further, any person or group (other than Beneficient’s general partner and its affiliates, or a direct or subsequently approved transferee of the general partner or its affiliates or such person or group has the prior approval of the board of directors of the general partner of Beneficient) who acquires, in the aggregate, beneficial ownership of 20% or more of Beneficient’s common units (including GWG), will lose voting rights associated with all of its common units and such common units may not be voted on any matter and will not be considered to be outstanding when sending notices of a meeting of limited partners, calculating required votes, determining the presence of a quorum or for other similar purposes. In addition, prior to a listing, if any, of Beneficient’s common units on a national stock exchange or, in lieu thereof, quotation of the common units in an automated quotation system, the executive committee of the board of directors of the general partner of Beneficient will be entitled to cast all of the votes that the limited partners would otherwise be entitled to cast, and no limited partner, in its capacity as such, will be permitted to vote in respect of its common units. As a result, we will have limited or no ability to influence Beneficient’s management’s decisions regarding its business.

Beneficient’s partnership agreement eliminates fiduciary duties that might otherwise be owed to us under Delaware law.

Beneficient’s business and affairs are managed by Beneficient Management, LLC, its general partner (“Beneficient Management”). Beneficient’s partnership agreement eliminates the fiduciary duties that might otherwise be owed by the Beneficient Management under Delaware law and replaces them with the duties expressly set forth in such agreement. Beneficient’s partnership agreement provides that, when the general partner is permitted or required to make a decision in its “discretion” or pursuant to a provision not subject to an express standard of “good faith,” in making such decision, the general partner has no duty to give any consideration to any interest of or factors affecting Beneficient or any other person. If a decision under Beneficient’s partnership agreement is subject to an express standard of “good faith,” such decision will not constitute a breach of the agreement if the decision is approved by (i) a majority of the members of the conflicts committee of the board of directors of the general partner of Beneficient, (ii) holders of a majority of the voting power of the Beneficient’s common units entitled to vote (excluding voting common units owned by the general partner and its affiliates), or (iii) the general partner acting without a subjective belief that such decision was adverse to the interests of Beneficient. Potential conflicts of interest may arise among the general partner and its affiliates, on the one hand, and Beneficient, on the other hand, and the general partner may be able to favor its own interest to the detriment of Beneficient and the holders of the common units.

Our percentage ownership in Beneficient may be diluted.

Upon consummation of the Exchange Transaction, we will become the owner of up to 82% of the issued and outstanding common units in Beneficient. Our percentage ownership does not take into account (i) approximately 125,657,883 limited partner interests that may be issued upon the conversion of outstanding securities issued by Beneficient or its affiliates, or (ii) additional limited partner interests that may be issued after the closing of the Exchange Transaction. Importantly, the general partner of Beneficient has discretion to cause Beneficient to issue additional limited partner interests from time to time, and Beneficient’s partnership agreement contains no meaningful restrictions on this authority. Moreover, the Beneficient organizational structure permits the future issuance of additional securities that can, upon certain circumstances or at the discretion of their holders, be converted into additional limited partner interests in Beneficient. As a result, our percentage ownership in Beneficient may be diluted in the future.

The resale of our common stock issued in the Exchange Transaction could put downward pressure on the market price of our common stock and result in a destabilized trading market for our common stock.

We may issue up to 40 million shares of our common stock upon closing of the Exchange Transaction, which would represent approximately 688% of the 5,813,555 shares of our common stock outstanding as of March 29, 2018. Upon issuance, the shares of common stock we issue in the Exchange Transaction will be subject to resale restrictions applicable to “restricted securities” under applicable federal securities. The Master Agreement and related ancillary agreements require that we register the resale of the shares issued to the Seller Trusts (up to 29.1 million shares) to the extent permitted by applicable SEC rules and regulations. The shares of our common stock that we may issue in the Exchange Transaction to MHT SPV are not contemplated to be included among the securities to be registered for resale, and such shares will subject to a lock-up provision that will prohibit MHT SPV from reselling them until 40 months following the closing of the Exchange Transaction or, if earlier, the listing of the common units of Beneficient on a nationally recognized stock exchange. Upon the effectiveness of such registration, or the lapse of applicable resale restrictions under applicable securities laws or applicable lock-up restrictions, the shares of our common stock issued in the Exchange Transaction will be available for resale in the public equity markets. We cannot predict the effect, if any, that future sales of these shares or the availability of these shares for future sale will have on the market price of our common stock.

The Master Agreement obligates us and the Seller Trusts to negotiate in good faith the terms of an Orderly Marketing Agreement with one or more nationally recognized investment banks, and enter into that agreement at the closing, for the orderly marketing and resale of the shares of our common stock that we issue to the Seller Trusts in the Exchange Transaction. The purpose of this Orderly Marketing Agreement is to manage the timing and amount of our common shares that are publicly resold in the market because the number of shares of our common stock to be issued in the Exchange Transaction will substantially increase the total number of our issued and outstanding shares. However, the terms of that Orderly Marketing Agreement have not yet been determined. There is no assurance that the Orderly Marketing Agreement will accomplish its purpose of maintaining a stable market for our common stock.

Upon consummation of the Exchange Transaction, the Seller Trusts and MHT SPV, collectively, will own a substantial majority of our outstanding common stock.

At the closing of the Exchange Transaction, we may issue up to 29.1 million shares of our common stock to the Seller Trusts and up to 12.5 million additional shares of our common stock to MHT SPV. Upon issuance, such shares will represent a substantial majority of our outstanding common stock. The Master Agreement contemplates and requires the delivery at closing of a shareholders’ agreement (the “Shareholders’ Agreement”) among the Seller Trusts, MHT SPV and GWG Holdings. The purpose of the Shareholders’ Agreement is to limit the voting power of the Seller Trusts and MHT SPV and the control they would otherwise be entitled to exercise over our Company. To that end, the Shareholders’ Agreement will provide that all voting securities of GWG Holdings over which the Seller Trusts and MHT SPV (and their respective transferees) have voting control will be voted solely in proportion with the votes cast by all other holders of voting securities of GWG on any matter put before them. In addition, until the earlier of (i) one year from the closing of the Exchange Transaction and (ii) the termination of the Orderly Marketing Agreement, the Seller Trusts (including their assignees and transferees, and their respective affiliates) will be subject to certain standstill restrictions that will prohibit the Seller Trusts from, among other things, acquiring any of our voting securities, seeking or proposing to influence or control our management, Board of Directors, or policies, and submitting a proposal for any merger, recapitalization, reorganization, business combination, or other extraordinary transaction involving our Company. Following expiration of the standstill period, however, the Seller Trusts, to the extent they continue to hold shares of our common stock, may engage in such activities.

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

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on The NASDAQ Capital Market under the ticker symbol “GWGH.”

The following table shows the high and low sales for our common stock for the periods indicated, as reported by NASDAQ:

Three Months Ended	High	Low
March 31, 2016	$7.19	$4.21
June 30, 2016	$8.75	$5.96
September 30, 2016	$11.56	$6.22
December 31, 2016	$9.65	$7.32
March 31, 2017	$11.24	$10.80
June 30, 2017	$10.58	$10.45
September 30, 2017	$10.20	$9.90
December 31, 2017	$10.42	$8.24

As of March 29, 2018, there were 90 record holders of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder. As of March 29, 2018, we had -two beneficial holders of our common stock.

We have not historically issued any common stock dividends and do not expect to do so in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with the consolidated financial statements and accompanying notes and the information contained in other sections of this report. This discussion and analysis is based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Subject to completion of the pending Exchange Transaction contemplated by the Master Exchange Agreement with Beneficient, among others, we intend to account for our acquisition of common units of Beneficient under the equity method of accounting. However, this discussion and analysis does not take into account the potential impact that such pending Exchange Transaction may have on our future financial condition and the results of our future obligations.

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

Such risks and uncertainties include, but are not limited to:

•         changes in the secondary market for life insurance;

•         changes resulting from the evolution of our business model and strategy with respect to the life insurance industry;

•         our limited operating history;

•         the valuation of assets reflected on our financial statements;

•         the reliability of assumptions underlying our actuarial models, including our life expectancy estimates;

•         our reliance on debt financing and continued access to the capital markets;

•         our history of operating losses;

•         risks relating to the validity and enforceability of the life insurance policies we purchase;

•         risks relating to our ability to license and effectively apply technologies to improve and expand the scope of our business;

•         our reliance on information provided and obtained by third parties;

•         federal, state and FINRA regulatory matters;

•         competition in the secondary market of life insurance;

•         the relative illiquidity of life insurance policies;

•         our ability to satisfy our debt obligations if we were to sell our entire portfolio of life insurance policies;

•         life insurance company credit exposure;

•         cost-of-insurance (premium) increases on our life insurance policies;

•         general economic outlook, including prevailing interest rates;

•         performance of our investments in life insurance policies;

•         financing requirements;

•         risks associated with the merchant cash advance business;

•         risks associated with our attempts to commercialize our M-Panel technology;

•         risks associated with our ability to protect our intellectual property rights;

•         litigation risks;

•         restrictive covenants contained in borrowing agreements; and

•         our ability to make cash distributions in satisfaction of dividend obligations and redemption requests.

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

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012, or JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 for complying with new or revised accounting standards. This means that an “emerging growth company” can make an election to delay the adoption of certain accounting standards until those standards would apply to private companies. We are an emerging growth company and have elected to delay our adoption of new or revised accounting standards and, as a result, we may not comply with new or revised accounting standards at the same time as other public reporting companies that are not “emerging growth companies.” This exemption will apply for a period of five years following our first sale of common equity securities under an effective registration statement (which will occur in September 2019) or until we no longer qualify as an “emerging growth company” as defined under the JOBS Act, whichever is earlier.

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

Critical Accounting Policies

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with the GAAP requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our judgments, estimates, and assumptions on historical experience and on various other factors believed to be reasonable under the circumstances. Actual results could differ materially from these estimates. We evaluate our judgments, estimates, and assumptions on a regular basis and make changes accordingly. We believe that the judgments, estimates, and assumptions involved in valuing our investments in life insurance policies and evaluating deferred taxes have the greatest potential impact on our consolidated financial statements and accordingly believe these to be our critical accounting estimates. Below we discuss the critical accounting policies associated with these estimates as well as certain other critical accounting policies.

Ownership of Life Insurance Policies — Fair Value Option

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

We initially record our purchase of life insurance policies at the transaction price, which is the amount paid for the policy, inclusive of all external fees and costs associated with the acquisition. At each subsequent reporting period, we re-measure the investment at fair value in its entirety and recognize the change in fair value as unrealized gain (revenue) in the current period, net of premiums paid. Changes in the fair value of our portfolio are based on periodic evaluations and are recorded in our consolidated statements of operations as changes in fair value of life insurance policies.

Fair Value Components — Medical Underwriting

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

For life insurance policies with face amounts greater than $1 million and that are not pledged under any senior credit facility (approximately 11% of our portfolio by face amount of policy benefits) we attempt to update the independent life expectancy estimates on a continuous rotating three year cycle. For life insurance policies with face amounts greater than $750,000 that are pledged under the senior credit facility with LNV Corporation (approximately 82.6% of our portfolio by face amount of policy benefits) we are presently required to update the independent life expectancy estimates every two years beginning from the date of the amended facility.

We conduct medical underwriting on the life insurance policies we own with life expectancy reports produced by independent third-party medical-actuarial underwriting firms. Each life expectancy report summarizes the underlying insured person’s medical history based on the underwriter’s review of recent and historical medical records. We obtain two such life expectancy reports for almost all policies, except for small face value insurance policies (i.e., a policy with $1 million in face value benefits or less) for which we have obtained at least one fully underwritten or simplified third-party report. A simplified third-party underwriting report is based on a medical interview, which may be supplemented with additional information obtained from a pharmacy benefit manager database. For valuation purposes, we use the life expectancy estimate, using the average in the case of multiple reports, expressed as the number of months at which the individual will have a 50% probability of mortality.

Our prior experience in updating independent life expectancy estimates has generally resulted in shorter life expectancies of the updated insureds within our portfolio, but often not as short as we had projected. As our life insurance portfolio continues to grow, we may experience additional and material adjustments to the fair value of our portfolio due to updating independent life expectancy estimates. For more information about life expectancy estimates and their impact upon our business and financial statements, please see Risk Factors (“If actuarial assumptions we obtain from third-party providers . . . ..”), and Note 4 to our consolidated financial statements.

During 2017 we received notice of, or support for, COI rate changes on 8 policies with combined face value of $23.5 million in our portfolio. These increased charges resulted in a $1.9 million reduction in the fair value of our portfolio.

We are aware of additional pending COI increases affecting three policies in our portfolio for which we are in receipt of notice and expect to quantify and recognize in the following months. We have requested additional information and policy illustrations reflecting the increased rates from the insurers which will enable us to revise our projections and valuations on the affected policies.

Fair Value Components — Required Premium Payments

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

Fair Value Components — Discount Rate

A discount rate is used to calculate the net present value of the expected cash flows. The discount rate used to calculate fair value of our portfolio incorporates the guidance provided by ASC 820, Fair Value Measurements and Disclosures.

The table below provides the discount rate used to estimate the fair value of our portfolio of life insurance policies for the period ending:

December 31, 2017	December 31, 2016
10.45%	10.96%

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

We engaged Model Actuarial Pricing Systems, LP (“MAPS”), owner of the actuarial portfolio pricing software we use, to prepare a calculation of our life insurance portfolio. MAPS processed policy data, future premium data, life expectancy estimate data, and other actuarial information to calculate a net present value for our portfolio using the specified discount rate of 10.45%. MAPS independently calculated the net present value of our portfolio of 898 policies to be $650.5 million and furnished us with a letter documenting its calculation. A copy of such letter is filed as Exhibit 99.1 to this report.

Deferred Income Taxes

Under Accounting Standards Codification 740, Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established for deferred tax assets that are not considered “more likely than not” to be realized. Realization of deferred tax assets depends upon having sufficient past or future taxable income in periods to which the deductible temporary differences are expected to be recovered or within any applicable carryback or carryforward periods or sufficient tax planning strategies. After assessing the realization of the net deferred tax assets, we believe that there is substantial uncertainty that our net deferred tax asset will be realized during the applicable carryover period. As such, a valuation allowance has been established against the total net deferred tax asset as of December 31, 2017.

Principal Revenue and Expense Items

We earn revenues from the following three primary sources.

•         Life Insurance Policy Benefits Realized. We recognize the difference between the face value of the policy benefits and carrying value when an insured event has occurred and determine that settlement and collection of the policy benefits is realizable and reasonably assured. Revenue from a transaction must meet both criteria in order to be recognized. We generally collect the face value of the life insurance policy from the insurance company within 45 days of our notification of the insured’s mortality.

•         Change in Fair Value of Life Insurance Policies. We value our portfolio investments for each reporting period in accordance with the fair value principles discussed herein, which reflects the expected receipt of policy benefits in future periods, net of premium costs, as shown in our consolidated financial statements.

•         Sale of a Life Insurance Policy. In the event of a sale of a policy, we recognize gain or loss as the difference between the sale price and the carrying value of the policy on the date of the receipt of payment on such sale.

Our main components of expense are summarized below.

•         Selling, General and Administrative Expenses. We recognize, and record expenses incurred in our business operations, including operations related to the purchasing and servicing of life insurance policies. These expenses include salaries and benefits, sales, marketing, occupancy and other expenditures.

•         Interest Expense. We recognize, and record interest expenses associated with the costs of financing our life insurance portfolio for the current period. These expenses include interest paid to our senior lender under our senior credit facility with LNV Corporation, interest paid on our L Bonds and other outstanding indebtedness. When we issue debt, we amortize the financing costs (commissions and other fees) associated with such indebtedness over the outstanding term of the financing and classify it as interest expense.

Results of Operations — 2017 Compared to 2016

The following is our analysis of the results of operations for the periods indicated below. This analysis should be read in conjunction with our consolidated financial statements and related notes.

Revenue	Years Ended December 31,
	2017	2016
Revenue recognized from maturities of life insurance contracts	$48,649,000	$37,459,000
Revenue recognized from change in fair value of life insurance contracts	66,761,000	70,582,000
Premiums and other annual fees	(53,296,000)	(40,239,000)
Gain on life insurance policies, net	62,114,000	67,802,000
Other income	2,020,000	1,675,000
Total revenue	$64,134,000	$69,477,000

Number of policies matured	47	23
Face value of matured policies	$64,719,000	$48,452,000
The change in fair value related to new policies acquired during the year	$31,019,000	$38,205,000

The discount rate applied to estimate the fair value of the portfolio of life insurance policies we own was 10.45% and 10.96% as of December 31, 2017 and 2016, respectively.

Expenses

	2017	2016	Increase
Interest expense (including amortization of deferred financing costs)	$54,419,000	$42,343,000	$12,076,000	(1)
Employee compensation and benefits	14,870,000	11,784,000	3,086,000	(2)
Legal and professional expenses	5,096,000	3,948,000	1,148,000	(3)
Provision for MCA advances	1,308,000	600,000	708,000	(4)
Other expenses	11,171,000	10,077,000	1,094,000	(5)
Total expenses	$86,864,000	$68,752,000	$18,112,000

____________

(1)      Increase is primarily due to the increase in the average debt outstanding from $471.4 million in 2016 to $597.5 million in 2017, contributing $11.4 million of interest expense.

(2)      Increase is primarily due to increases of $2.1 million for expense attributable to stock options and SARs and $0.8 million in severance payments made to several former executives.

(3)      Increase is due to legal fees associated with MCA collections as well as increased costs related to securities offerings and on-going compliance.

(4)      Increase is due to continued impairment of the Nulook loan due to decreased recovery estimates.

(5)      Increase is primarily due to increases of $0.5 million for sales and marketing costs associated with growing and servicing our network of independent financial advisors and appointed agents and $0.8 million in technology costs.

Deferred Income Taxes

Under ASC 740, Income Taxes (“ASC 740”), deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established for deferred tax assets that are not considered “more likely than not” to be realized. Realization of deferred tax assets depends upon having sufficient past or future taxable income in periods to which the deductible temporary differences are expected to be recovered or within any applicable carryback or carryforward periods. After assessing the realization of the net deferred tax assets, we believe that there is substantial uncertainty that our net deferred tax asset will be realized during the applicable carryover period. As such, a valuation allowance has been established against the total net deferred tax asset as of December 31, 2017.

Income Tax Expense

We realized a net income tax benefit of $2.1 million for the year ended December 31, 2017 and a net income tax expense of $0.3 million for the year ended December 31, 2016. The effective rate for the years ended December 31, 2017 and 2016 was 9.2% and 46.0%, respectively, compared to an expected statutory rate of 34%.

The following table provides a reconciliation of our income tax expense at the statutory federal tax rate to our actual income tax expense:

	2017		2016
Statutory federal income tax (benefit)	$(7,728,000)	34.0%	$247,000	34.0%
State income taxes (benefit), net of federal benefit	(1,433,000)	6.3%	56,000	7.8%
Impact of change in enacted rate	2,605,000	(11.4)%	—	—
Change in valuation allowance	4,222,000	(18.6)%	—	—
Other permanent differences	237,000	(1.1)%	30,000	4.2%
Total income tax expense (benefit)	$(2,097,000)	9.2%	$333,000	46.0%

The Tax Reform Bill enacted by the U.S. federal government in December 2017 changed existing tax law including a reduction of the U.S. corporate income tax rate. The Company re-measured deferred taxes as of the date of enactment, resulting in a $2,605,000 reduction of net deferred income tax assets and a corresponding decrease to earnings in 2017. With the Tax Reform Bill, we expect our effective tax rate in 2018 will be approximately 28.7%.

The most significant temporary differences between GAAP net income (loss) and taxable net income (loss) are the treatment of interest costs with respect to the acquisition of the life insurance policies and revenue recognition with respect to the mark-to-market of our life insurance portfolio.

Liquidity and Capital Resources

We finance our business through a combination of life insurance policy benefit receipts, equity offerings, debt offerings, and our senior credit facility. We have used our debt offerings and our senior credit facility primarily for policy acquisition, policy servicing, and portfolio-related financing expenditures including paying principal and interest.

As of December 31, 2017 and December 31, 2016, we had approximately $159.4 million and $121.7 million, respectively, in combined available cash, cash equivalents, and policy benefits receivable for the purpose of purchasing additional life insurance policies, paying premiums on existing policies, paying portfolio servicing expenses, and paying principal and interest on our outstanding financing obligations. Additional future borrowing base capacity for premiums and servicing costs, created as the premiums and servicing costs of pledged life insurance policies become due and by additional policy pledges to the facility or not, exists under the amended and restated senior credit facility with LNV Corporation.

Financings Summary

We had the following outstanding debt balances as of December 31, 2017 and December 31, 2016:

	As of December 31, 2017		As of December 31, 2016
Issuer/Borrower	Principal Amount Outstanding	Weighted Average Interest Rate	Principal Amount Outstanding	Weighted Average Interest Rate
GWG Holdings, Inc. – L Bonds (see Note 8)	$461,427,000	7.29%	$387,067,000	7.23%
GWG Life, LLC – Series I Secured Notes	—	N/A	16,614,000	8.68%
GWG DLP Funding IV, LLC – senior credit facility with LNV Corporation (see Note 6)	222,525,000	9.31%	162,725,000	7.34%
Total	$683,952,000	7.95%	$566,406,000	7.30%

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

In June 2011, we concluded a private placement offering of Series A Preferred Stock for new investors, having received an aggregate $24.6 million in subscriptions for our Series A Preferred Stock. These subscriptions consisted of $14.0 million in conversions of outstanding Series I Secured Notes into Series A Preferred Stock and $10.6 million of new investments.

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

In January 2015, we began publicly offering up to $1.0 billion of L Bonds as a follow-on to our earlier $250.0 million public debt offering. Through December 31, 2017, the total amount of these L Bonds sold, including renewals, was $856.3 million. As of December 31, 2017 and December 31, 2016, respectively, we had approximately $461.4 million and $387.1 million in principal amount of L Bonds outstanding.

In October 2015, we began publicly offering up to 100,000 shares of our Redeemable Preferred Stock (RPS) at a per-share price of $1,000. As of December 31, 2017, we had issued approximately $99.1 million stated value of RPS and have terminated that offering.

On February 14, 2017, we began publicly offering up to 150,000 shares of Series 2 Redeemable Preferred Stock (RPS 2) at a per-share price of $1,000. As of December 31, 2017, we have issued approximately $88.7 million stated value of RPS 2.

On January 2, 2018, we began publicly offering up to $1.0 billion L Bonds as a follow-on to our earlier $1.0 billion L Bond offering. As of December 31, 2017, we have not issued any L Bonds in our follow-on offering.

The weighted-average interest rate of our outstanding L Bonds as of December 31, 2017 and December 31, 2016 was 7.29% and 7.23%, respectively, and the weighted-average maturity at those dates was 2.38 and 2.13 years, respectively. Our L Bonds have renewal features. Since we first issued our L Bonds, we have experienced $394.9 million in maturities, of which $234.7 million has renewed through December 31, 2017 for an additional term. This has provided us with an aggregate renewal rate of approximately 59.4% for investments in these securities.

Future contractual maturities of L Bonds at December 31, 2017 are:

Years Ending December 31,	L Bonds
2018	$105,916,000
2019	151,689,000
2020	78,402,000
2021	30,759,000
2022	40,018,000
Thereafter	54,643,000
$461,427,000

The L Bonds are secured by all of our assets and are subordinate to our senior credit facility with LNV Corporation.

On September 27, 2017, we entered into a $300 million amended and restated senior credit facility with LNV Corporation in which DLP IV is the borrower. We intend to use the proceeds from this facility to grow and maintain our portfolio of life insurance policies, for liquidity and for general corporate purposes. As of December 31, 2017 we had approximately $222.5 million outstanding under the senior credit facility with LNV Corporation.

We expect to meet our ongoing operational capital needs through a combination of the receipt of policy benefits from our portfolio of life insurance policies and net proceeds from our L Bonds and RPS 2 offerings. We expect to meet our policy acquisition, servicing, and financing capital needs principally from the receipt of policy benefits from our portfolio of life insurance policies, net proceeds from our offering of L Bonds and RPS 2, and from our senior credit facility with LNV Corporation. We estimate that our liquidity and capital resources are sufficient for our current and projected financial needs for at least the next twelve months given current assumptions. However, if we are unable to continue our offerings for any reason (or if we become unsuccessful in selling our securities), and we are unable to obtain capital from other sources, our business will be materially and adversely affected. In addition, our business will be materially and adversely affected if we do not receive the policy benefits we forecast and if holders of our L Bonds fail to renew with the frequency we have historically experienced. In such a case, we could be forced to sell our investments in life insurance policies to service or satisfy our debt-related and other obligations. A sale under such circumstances may result in significant impairment of the recognized value of our portfolio.

Capital expenditures have historically not been material and we do not anticipate making material capital expenditures in 2018 or beyond.

Debt Financings Summary

The table below reconciles the face amount of our outstanding debt to the carrying value shown on our balance sheet:

	As of December 31, 2017	As of December 31, 2016
Total senior facilities and other indebtedness:
Face amount outstanding	$222,525,000	$162,725,000
Unamortized selling costs	(10,287,000)	(6,660,000)
Carrying amount	$212,238,000	$156,065,000

Series I Secured Notes:
Face amount outstanding	$—	$16,614,000
Unamortized selling costs	—	(209,000)
Carrying amount	$—	$16,405,000

L Bonds:
Face amount outstanding	$461,427,000	$387,067,000
Subscriptions in process	1,560,000	5,882,000
Unamortized selling costs	(15,593,000)	(11,636,000)
Carrying amount	$447,394,000	$381,313,000

Portfolio Assets and Secured Indebtedness

At December 31, 2017, the fair value of our investments in life insurance policies of $650.5 million plus our cash balance of $114.4 million and our restricted cash balance of $28.3 million, plus matured policy benefits receivable of $16.7 million, totaled $809.9 million, representing an excess of portfolio assets over secured indebtedness of $126.0 million. At December 31, 2016, the fair value of our investments in life insurance policies of $511.2 million plus our cash balance of $78.5 million and our restricted cash balance of $37.8 million, plus matured policy benefits receivable of $5.3 million, totaled $632.9 million representing an excess of portfolio assets over secured indebtedness of $66.4 million.

The following forward-looking table seeks to illustrate the impact that a hypothetical sale of our portfolio of life insurance assets at various discount rates would have on our ability to satisfy our debt obligations as of December 31, 2017. In all cases, the sale of the life insurance assets owned by DLP IV will be used first to satisfy all amounts owing under the respective senior credit facility with LNV Corporation. The net sale proceeds remaining after satisfying all obligations under the senior credit facility with LNV Corporation would be applied to L Bonds on a pari passu basis.

Portfolio Discount Rate	10%	11%	12%	13%	14%	15%	16%
Value of portfolio	$664,849,000	$633,741,000	$605,099,000	$578,666,000	$554,216,000	$531,554,000	$510,506,000
Cash, cash equivalents and policy benefits receivable	159,430,000	159,430,000	159,430,000	159,430,000	159,430,000	159,430,000	159,430,000
Total assets	824,279,000	793,171,000	764,529,000	738,096,000	713,646,000	690,984,000	669,936,000
Senior credit facility	222,525,000	222,525,000	222,525,000	222,525,000	222,525,000	222,525,000	222,525,000
Net after senior credit facility	601,754,000	570,646,000	542,004,000	515,571,000	491,121,000	468,459,000	447,411,000
L Bonds	461,427,000	461,427,000	461,427,000	461,427,000	461,427,000	461,427,000	461,427,000
Net after L Bonds	140,327,000	109,219,000	80,577,000	54,144,000	29,694,000	7,032,000	(14,016,000)
Impairment to L Bonds	No impairment	No impairment	No impairment	No impairment	No impairment	No impairment	Impairment

The table illustrates that our ability to fully satisfy amounts owing under the L Bonds would likely be impaired upon the sale of all our life insurance assets at a price equivalent to a discount rate of approximately 15.04% or higher. At December 31, 2016, the likely impairment occurred at a discount rate of approximately 13.94% or higher. The discount rates used to calculate the fair value of our portfolio were 10.45% and 10.96% as of December 31, 2017 and December 31, 2016, respectively.

The table does not include any allowance for transactional fees and expenses associated with a portfolio sale (which expenses and fees could be substantial) and is provided to demonstrate how various discount rates used to value our portfolio could affect our ability to satisfy amounts owing under our debt obligations in light of our senior secured lender’s right to priority payments. This table also does not include the yield maintenance fee, which could be substantial, we are required to pay in certain circumstances under our senior credit facility with LNV Corporation. You should read the above table in conjunction with the information contained in other sections of this report, including our discussion of discount rates included under the “Critical Accounting Policies — Fair Value Components — Discount Rate” caption above.

Amendment of Credit Facility

Effective September 27, 2017, DLP IV entered into an Amended and Restated Loan and Security Agreement with LNV Corporation, as lender, and CLMG Corp., as the administrative agent on behalf of the lenders under the agreement. The Loan and Security Agreement makes available a total of up to $300,000,000 in credit to DLP IV with a maturity date of September 27, 2029. Additional advances are available under the Amended and Restated Loan Agreement at the LIBOR rate as defined in the Amended and Restated Loan Agreement. Advances are available as the result of additional borrowing base capacity, created as the premiums and servicing costs of pledged life insurance policies become due and by additional policy pledges to the facility or not. Interest will accrue on amounts borrowed under the Amended and Restated Loan Agreement at an annual interest rate, determined as of each date of borrowing or quarterly if there is no borrowing, equal to (A) the greater of 12-month LIBOR or the federal funds rate (as defined in the agreement) plus one-half of one percent per annum, plus (B) 7.50% per annum. The effective rate at December 31, 2017 was 9.31%. Interest payments are made on a quarterly basis.

Under the Amended and Restated Loan and Security Agreement, DLP IV has granted the administrative agent, for the benefit of the lenders under the agreement, a security interest in all of DLP IV’s assets. As with prior collateral arrangements relating to the senior secured debt of GWG Holdings and its subsidiaries (on a consolidated basis), GWG Holdings’ equity ownership in DLP IV continues to serve as collateral for the obligations of GWG Holdings under the L Bonds (although the life insurance assets owned by DLP IV will not themselves serve directly as collateral for those obligations).

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

Years Ending December 31,	Premiums	Servicing	Premiums and Servicing Fees
2018	$53,548,000	$1,102,000	$54,650,000
2019	61,125,000	1,102,000	62,227,000
2020	69,886,000	1,102,000	70,988,000
2021	79,081,000	1,102,000	80,183,000
2022	89,102,000	1,102,000	90,204,000
	$352,742,000	$5,510,000	$358,252,000

Our anticipated premium expenses are subject to the risk of increased cost-of-insurance charges (i.e., premium charges) for the universal life insurance policies we own. We are aware of additional pending COI increases affecting three policies in our portfolio that we have received notice on and expect to quantify and recognize in the following months. As a result, we expect that our premium expense will increase and the fair value of the affected policies and our portfolio will be negatively impacted once we receive additional information and policy illustrations reflecting the increased rates from the insurers to revise our projections and valuations. Except as noted above, we are not aware of COI increases by other insurers, but we are aware that COI increases have become more prevalent in the industry. Thus, we may see additional insurers implementing COI increases in the future. See also the Risk Factor section of this report (“Cost-of-insurance (premium) increases could materially and adversely affect our profitability and financial condition.”).

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

Quarter End Date	Portfolio Face Amount ($)	12-Month Trailing Benefits Realized	12-Month Trailing Premiums Paid	12-Month Trailing Benefits/Premium Coverage Ratio
March 31, 2015	754,942,000	46,675,000	23,786,000	196.2%
June 30, 2015	806,274,000	47,125,000	24,348,000	193.5%
September 30, 2015	878,882,000	44,482,000	25,313,000	175.7%
December 31, 2015	944,844,000	31,232,000	26,650,000	117.2%
March 31, 2016	1,027,821,000	21,845,000	28,771,000	75.9%
June 30, 2016	1,154,798,000	30,924,000	31,891,000	97.0%
September 30, 2016	1,272,078,000	35,867,000	37,055,000	96.8%
December 31, 2016	1,361,675,000	48,452,000	40,239,000	120.4%
March 31, 2017	1,447,558,000	48,189,000	42,753,000	112.7%
June 30, 2017	1,525,363,000	49,295,000	45,414,000	108.5%
September 30, 2017	1,622,627,000	53,742,000	46,559,000	115.4%
December 31, 2017	1,676,148,000	64,719,000	52,263,000	123.8%

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

Off-Balance Sheet Arrangements

We are party to an office lease with U.S. Bank National Association as the landlord. On September 1, 2015, we entered into an amendment that expanded the leased space to 17,687 square feet and extended the term through October 2025 (see Note 17 to the Consolidated Financial Statements).

Credit Risk

We review the credit risk associated with our portfolio of life insurance policies when estimating its fair value. In evaluating the policies’ credit risk, we consider insurance company solvency, credit risk indicators, economic conditions, ongoing credit evaluations, and company positions. We attempt to manage our credit risk related to life insurance policies typically by purchasing policies issued only from companies with an investment-grade credit rating by either Standard & Poor’s, Moody’s, or A.M. Best Company. As of December 31, 2017, 96.7% of our life insurance policies, by face value benefits, were issued by companies that maintained an investment-grade rating (BBB or better) by Standard & Poor’s.

Interest Rate Risk

Our senior credit facility with LNV Corporation is floating-rate financing. In addition, our ability to offer interest and dividend rates that attract capital (including in our continuous offering of L Bonds and RPS 2) is generally impacted by prevailing interest rates. Furthermore, while our L Bond and RPS 2 offerings provide us with fixed-rate debt and equity financing, respectively, our debt coverage ratio is calculated in relation to the interest rate on all of our debt financing. Therefore, fluctuations in interest rates impact our business by increasing our borrowing costs and reducing availability under our debt financing arrangements. We calculate our portfolio earnings based upon the spread generated between the return on our life insurance portfolio and the total cost of our financing. As a result, increases in interest rates will reduce the earnings we expect to achieve from our investments in life insurance policies.

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

Our senior credit facility with Autobahn/DZ Bank, which we terminated effective as of September 12, 2017, required us to maintain a “positive net income” and “tangible net worth,” each of which were calculated on an adjusted non-GAAP basis using the method described below, without regard to GAAP-based fair value measures. In addition, our senior credit facility with Autobahn/DZ Bank required us to maintain an “excess spread,” which is the difference between (i) the weighted average of our expected internal rate of return of our portfolio of life insurance policies; and (ii) the weighted average of the senior credit facility with Autobahn/DZ Bank’s interest rate.

In addition, the note issuance and security agreement governing our Series I Secured Notes, which we terminated effective as of September 8, 2017, and the Indenture governing our L Bonds requires us to maintain a “debt coverage ratio” designed to provide reasonable assurance that the buy and hold value of our portfolio plus certain short-term assets exceed our total outstanding indebtedness. This ratio is calculated using non-GAAP measures in the method described below, again without regard to GAAP-based fair value measures.

Non-GAAP Investment Cost Basis	As of December 31, 2017	As of December 31, 2016
GAAP fair value	$650,527,000	$511,192,000
Unrealized fair value gain(1)	(331,386,000)	(264,625,000)
Adjusted cost basis increase(2)	325,100,000	248,377,000
Investment cost basis(3)	$644,241,000	$494,944,000

____________

(1)      This represents the reversal of cumulative unrealized GAAP fair value gain of life insurance policies.

(2)      Adjusted cost basis is increased to interest, premiums and servicing fees that are expensed under GAAP.

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

	As of December 31, 2017	As of December 31, 2016
Expected IRR(1)	10.48%	11.34%
Total weighted-average interest rate on indebtedness for borrowed money(2)	7.95%	7.30%
Total excess spread(3)	2.53%	4.04%

____________

(1)      Excludes IRR realized on matured life insurance policies – which are substantial.

(2)      Represents the weighted-average interest rate paid on all interest-bearing indebtedness as of the measurement date, determined as follows:

Indebtedness	As of December 31, 2017	As of December 31, 2016
Senior credit facility with LNV Corporation	$222,525,000	$162,725,000
Series I Secured Notes	—	16,614,000
L Bonds	461,427,000	387,067,000
Total	$683,952,000	$566,406,000

Interest Rates on Indebtedness
Senior credit facility with LNV Corporation	9.31%	7.34%
Series I Secured Notes	—	8.68%
L Bonds	7.29%	7.23%
Weighted-average interest rates on indebtedness	7.95%	7.30%

____________

(3)      Calculated as the Expected IRR minus the weighted-average interest rate on interest-bearing indebtedness(2).

Adjusted Non-GAAP Net Income. We calculate our adjusted non-GAAP net income by recognizing the actuarial gain accruing within our life insurance portfolio at the Expected IRR against our adjusted cost basis without regard to fair value. We net this actuarial gain against our adjusted operating costs during the same period to calculate our net income on a non-GAAP basis.

	Years Ended December 31,
	2017	2016
GAAP net (loss) attributable to common shareholders	$(33,335,000)	$(3,145,000)
Unrealized fair value gain(1)	(66,761,000)	(70,582,000)
Adjusted cost basis increase(2)	99,320,000	72,818,000
Accrual of unrealized actuarial gain(3)	25,434,000	31,873,000
Total adjusted non-GAAP net income attributable to common shareholders	$24,658,000	$30,964,000

____________

(1)      Reversal of unrealized GAAP fair value gain on life insurance policies for current period.

(2)      Adjusted cost basis is increased to include interest, premiums and servicing fees that are expensed under GAAP.

(3)      Accrual of actuarial gain at Expected IRR.

Adjusted Non-GAAP Tangible Net Worth. We calculate our adjusted non-GAAP tangible net worth by recognizing the actuarial gain accruing within our life insurance policies at the Expected IRR of the policies we own without regard to fair value. We net this actuarial gain against our costs during the same period to calculate our adjusted tangible net worth on a non-GAAP basis.

	As of December 31, 2017	As of December 31, 2016
GAAP net worth	$133,672,000	$67,298,000
Less intangible assets(1)	(30,354,000)	(19,442,000)
GAAP tangible net worth	103,318,000	47,856,000
Unrealized fair value gain(2)	(331,386,000)	(264,625,000)
Adjusted cost basis increase(3)	325,100,000	248,377,000
Accrual of unrealized actuarial gain(4)	158,241,000	132,808,000
Total adjusted non-GAAP tangible net worth	$255,273,000	$164,416,000

____________

(1)      Unamortized portion of deferred financing costs and pre-paid insurance.

(2)      Reversal of cumulative unrealized GAAP fair value gain or loss of life insurance policies.

(3)      Adjusted cost basis is increased to include interest, premiums and servicing fees that are expensed under GAAP.

(4)      Accrual of cumulative actuarial gain at Expected IRR.

Debt Coverage Ratio. Our L Bonds borrowing covenants require us to maintain a debt coverage ratio of less than 90%. The debt coverage ratio is calculated by dividing the sum of our total interest-bearing indebtedness by the sum of our cash, cash equivalents, and policy benefits receivable by the net present value of the life insurance portfolio, and, without duplication, the value of all of our other assets as reflected on our most recently available balance sheet prepared in accordance with GAAP (see Item 9B).

	As of December 31, 2017		As of December 31, 2016
Life insurance portfolio policy benefits	$1,676,148,000		$1,361,675,000
Discount rate of future cash flows(1)	7.95	%(1)	7.30	%(1)
Net present value of life insurance portfolio policy benefits	$737,625,000		$614,908,000
Cash, cash equivalents	142,771,000		116,314,000
Life insurance policy benefits receivable	16,659,000		5,345,000
Total Coverage	$897,055,000		$736,567,000

Senior credit facilities	$222,525,000		$162,725,000
Series I Secured Notes	—		16,614,000
L Bonds	461,427,000		387,067,000
Total Indebtedness	$683,952,000		$566,406,000

Debt Coverage Ratio	76.24%		76.90%

____________

(1)      Weighted average-interest rate paid on indebtedness.

As of December 31, 2017, we were in compliance with the debt coverage ratio.

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

	2017	2016
Life insurance portfolio policy benefits	$1,676,148,000	$1,361,675,000
Total number of polices	898	690
Non-GAAP Expected Portfolio Internal Rate of Return at Purchase	15.32%	15.64%

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of GWG Holdings, Inc. and Subsidiaries:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of GWG Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework: (2013) issued by COSO.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Baker Tilly Virchow Krause, LLP
Minneapolis, Minnesota

We have served as the Company’s auditor since 2013.

March 29, 2018

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$114,421,491	$78,486,982
Restricted cash	28,349,685	37,826,596
Investment in life insurance policies, at fair value	650,527,353	511,192,354
Secured MCA advances	1,661,774	5,703,147
Life insurance policy benefits receivable	16,658,761	5,345,000
Other assets	7,237,110	4,688,103
TOTAL ASSETS	$818,856,174	$643,242,182

LIABILITIES & STOCKHOLDERS’ EQUITY
LIABILITIES
Senior Credit Facilities	$212,238,192	$156,064,818
Series I Secured Notes	—	16,404,836
L Bonds	447,393,568	381,312,587
Accounts payable	6,394,439	2,226,712
Interest and dividends payable	15,427,509	16,160,599
Other accrued expenses	3,730,723	1,676,761
Deferred taxes, net	—	2,097,371
TOTAL LIABILITIES	$685,184,431	$575,943,684

STOCKHOLDERS’ EQUITY

CONVERTIBLE PREFERRED STOCK – SERIES A
(par value $0.001; shares authorized 40,000,000; shares outstanding 0 and 2,640,521; liquidation preference of $0 and $19,804,000 as of December 31, 2017 and 2016, respectively)	—	19,701,133

REDEEMABLE PREFERRED STOCK
(par value $0.001; shares authorized 100,000; shares outstanding 98,611 and 59,183; liquidation preference of $99,186,000 and $59,183,000 as of December 31, 2017 and 2016, respectively)	92,840,243	59,025,164

SERIES 2 REDEEMABLE PREFERRED STOCK
(par value $0.001; shares authorized 150,000; shares outstanding 88,709 and 0; liquidation preference of $89,208,000 and $0 as of December 31, 2017 and 2016, respectively)	80,275,204	—
COMMON STOCK
(par value $0.001: shares authorized 210,000,000; shares issued and outstanding 5,813,555 and 5,980,190 as of December 31, 2017 and 2016, respectively)	5,813	5,980
Additional paid-in capital	—	7,383,515
Accumulated deficit	(39,449,517)	(18,817,294)
TOTAL STOCKHOLDERS’ EQUITY	133,671,743	67,298,498

TOTAL LIABILITIES & EQUITY	$818,856,174	$643,242,182

The accompanying notes are an integral part of these Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2017	December 31, 2016
REVENUE
Gain on life insurance policies, net	$62,114,403	$67,801,565
MCA income	554,341	929,303
Interest and other income	1,465,174	746,466
TOTAL REVENUE	64,133,918	69,477,334

EXPENSES
Interest expense	54,419,444	42,343,374
Employee compensation and benefits	14,869,749	11,784,296
Legal and professional fees	5,095,643	3,947,376
Provision for MCA advances	1,308,000	600,000
Other expenses	11,170,676	10,076,976
TOTAL EXPENSES	86,863,512	68,752,022

INCOME (LOSS) BEFORE INCOME TAXES	(22,729,594)	725,312
Income tax expense (benefit)	(2,097,371)	333,403

NET INCOME (LOSS)	(20,632,223)	391,909

Preferred stock dividends	12,702,341	3,537,287
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(33,334,564)	$(3,145,378)

NET LOSS PER SHARE
Basic	$(5.72)	$(0.53)
Diluted	$(5.72)	$(0.53)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,826,033	5,967,274
Diluted	5,826,033	5,967,274

The accompanying notes are an integral part of these Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock	Preferred	Common	Common Stock	Additional Paid-in	Accumulated	Total
	Shares	Stock	Shares	(par)	Capital	Deficit	Equity
Balance, December 31, 2015	2,781,735	$20,784,841	5,941,790	$5,942	$14,563,834	$(19,209,203)	$16,145,414

Net income	—	—	—	—	—	391,909	391,909

Issuance of common stock	—	—	36,450	36	244,149	—	244,185

Redemption of Series A Preferred Stock	(239,749)	(1,788,451)	1,950	2	19,498	—	(1,768,951)

Issuance of Series A Preferred Stock	98,535	704,743	—	—	—	—	704,743

Issuance of Redeemable Preferred Stock	59,183	59,025,164	—	—	(4,133,526)	—	54,891,638

Preferred stock dividends	—	—	—	—	(3,537,287)	—	(3,537,287)

Stock-based compensation	—	—	—	—	226,847	—	226,847

Balance, December 31, 2016	2,699,704	$78,726,297	5,980,190	$5,980	$7,383,515	$(18,817,294)	$67,298,498

Net loss	—	—	—	—	—	(20,632,223)	(20,632,223)

Issuance of common stock	—	—	33,810	33	320,970	—	321,003

Redemption of common stock	—	—	(200,445)	(200)	(1,603,360)	—	(1,603,560)

Issuance of Series A preferred stock	71,237	498,659	—	—	—	—	498,659

Redemption of Series A preferred stock	(2,711,916)	(20,199,792)	—	—	—	—	(20,199,792)

Issuance of redeemable preferred stock	129,622	122,933,106	—	—	(2,338,457)	—	120,594,649

Redemption of redeemable preferred stock	(1,328)	(1,327,776)	—	—	—	—	(1,327,776)

Preferred stock dividends	—	(8,925,807)	—	—	(3,776,534)	—	(12,702,341)

Stock-based compensation	—	1,410,760	—	—	13,866	—	1,424,626

Balance, December 31, 2017	187,319	$173,115,447	5,813,555	$5,813	$—	$(39,449,517)	$133,671,743
The accompanying notes are an integral part of these Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2017	December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(20,632,223)	$391,909
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Change in fair value of life insurance policies	(66,760,811)	(70,582,383)
Amortization of deferred financing and issuance costs	8,780,847	8,445,252
Provision for MCA advances	1,308,000	600,000
Deferred income taxes	(2,097,371)	333,402
Preferred stock issued in lieu of cash dividends	498,659	689,742
(Increase) decrease in operating assets:
Life insurance policy benefits receivable	(11,313,761)	(5,345,000)
Other assets	(3,088,071)	(1,427,816)
Increase (decrease) in operating liabilities:
Accounts payable	4,167,728	709,272
Interest and dividends payable	2,708,623	5,171,168
Other accrued expenses	2,622,822	(4,999,443)

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(83,805,558)	(66,013,897)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	(88,643,819)	(94,952,879)
Carrying value of matured life insurance policies	16,069,632	10,992,624
Investment in Secured MCA advances	—	(8,727,924)
Proceeds from Secured MCA advances	2,762,784	2,553,466
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(69,811,403)	(90,134,713)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on Senior Credit Facilities	59,799,649	104,825,508
Payments for issuance costs of senior debt	(4,510,388)	(7,111,556)
Payments for redemption of Series I Secured Notes	(16,613,667)	(7,469,462)
Proceeds from issuance of L Bonds	131,796,220	153,874,402
Payments for issuance costs of L Bonds	(10,896,925)	(10,149,316)
Payments for redemption of L Bonds	(60,848,460)	(45,754,691)
Proceeds from (increase in) restricted cash	9,476,911	(35,484,697)
(Redemption) issuance of common stock	(1,603,560)	244,185
Proceeds from issuance of preferred stock	127,279,847	57,112,501
Payments for issuance costs of preferred stock	(9,027,190)	(4,140,867)
Payments for redemption of preferred stock	(22,598,626)	(2,198,233)
Preferred stock dividends	(12,702,341)	(3,537,287)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	189,551,470	200,210,487

NET INCREASE IN CASH AND CASH EQUIVALENTS	35,934,509	44,061,877

CASH AND CASH EQUIVALENTS
BEGINNING OF YEAR	78,486,982	34,425,105
END OF YEAR	$114,421,491	$78,486,982

The accompanying notes are an integral part of these Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED

	Year Ended December 31,
	2017	2016
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$45,990,000	$34,607,000
Premiums paid, including prepaid	$55,471,000	$40,239,000
Stock-based compensation	$1,425,000	$227,000
Payments for exercised stock options	$346,000	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Options and stock appreciation rights issued	534,000	638,000
Series I Secured Notes:
Conversion of accrued interest and commission payable to principal	$—	$234,000
L Bonds:
Conversion of accrued interest and commission payable to principal	$1,756,000	$1,988,000
Series A Preferred Stock:
Conversion to common stock	$—	$39,000
Common stock issued for vendor services	$321,003	$—
Investment in life insurance policies included in accounts payable	$3,913,000	$605,000

The accompanying notes are an integral part of these Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business and Summary of Significant Accounting Policies

Nature of Business — We are a financial services company committed to disrupting and transforming the life insurance industry and related industries. We built our business by creating opportunities for consumers to obtain significantly more value for their life insurance policies in a secondary market as compared to the traditional options offered by the insurance industry. We are enhancing and extending these activities through innovation in our products and services, business processes, financing strategies, and advanced epigenetic technologies. At the same time, we are creating opportunities for investors to receive income and capital appreciation from our investment activities in the life insurance and related industries.

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

Use of Estimates — The preparation of our consolidated financial statements in conformity with the Generally Accepted Accounting Principles in the United States of America (GAAP) requires management to make significant estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue during the reporting period. We regularly evaluate estimates and assumptions, which are based on current facts, historical experience, management’s judgment, and various other factors that we believe to be reasonable under the circumstances. Our actual results may differ materially and adversely from our estimates. The most significant estimates with regard to these consolidated financial statements relate to (1) the determination of the assumptions used in estimating the fair value of our investments in life insurance policies and (2) the value of our deferred tax assets and liabilities.

Cash and Cash Equivalents — We consider cash in demand deposit accounts and temporary investments purchased with an original maturity of three months or less to be cash equivalents. We maintain our cash and cash equivalents with highly rated financial institutions. The balances in our bank accounts may exceed Federal Deposit Insurance Corporation limits. We periodically evaluate the risk of exceeding insured levels and may transfer funds as we deem appropriate.

Life Insurance Policies — Accounting Standards Codification 325-30, Investments in Insurance Contracts permits a reporting entity to account for its investments in life insurance policies using either the investment method or the fair value method. We elected to use the fair value method to account for our life insurance policies. We initially record our purchase of life insurance policies at the transaction price, which is the amount paid for the policy, inclusive of all external fees and costs associated with the acquisition. At each subsequent reporting period, we re-measure the investment at fair value in its entirety and recognize the change in fair value as unrealized gain or loss in the current period, net of premiums paid, within Gain on life insurance policies, net in our consolidated statements of operations.

In a case where our acquisition of a policy is not complete as of a reporting date, but we have nonetheless advanced direct costs and deposits for the acquisition, those costs and deposits are recorded as “other assets” on our balance sheet until the acquisition is complete and we have secured title to the policy. On December 31, 2017 and December 31, 2016, a total of $0 and $42,000, respectively, of our “other assets” comprised direct costs and deposits that we had advanced for life insurance policy acquisitions.

We also recognize realized gain (or loss) from a life insurance policy upon one of the two following events: (1) our receipt of notice or verified mortality of the insured; or (2) our sale of the policy (upon filing of change-of-ownership

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business and Summary of Significant Accounting Policies (cont.)

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

Other Assets — Life Epigenetics is engaged in various life insurance related businesses and activities related to its exclusive license for the “DNA Methylation Based Predictor of Mortality” technology for the life insurance industry. The cost of entering into this license agreement is included in “other assets.”

Stock-Based Compensation — We measure and recognize compensation expense for all stock-based payments at fair value over the requisite service period. We use the Black-Scholes option pricing model to determine the weighted-average fair value of options. For restricted stock grants, fair value is determined as of the closing price of our common stock on the date of grant. Stock-based compensation expense is recorded in general and administrative expenses based on the classification of the employee or vendor. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as by assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards.

The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at grant date. Volatility is based on the standard deviation of the average continuously compounded rate of return of five selected comparable companies. We have not historically issued any common stock dividends and do not expect to do so in the foreseeable future.

Deferred Financing and Issuance Costs — Loans advanced to us under our senior credit facility with LNV Corporation, as described in Note 6, are reported net of financing costs, including issuance costs, sales commissions and other direct expenses, which are amortized using the straight-line method over the term of the facility. We had no loans advanced to us under our senior credit facility with Autobahn Funding Company during the year ended December 31, 2017, as described in Note 5. The Series I and L Bonds, as respectively described in Notes 7 and 8, are reported net of financing costs, which are amortized using the interest method over the term of those borrowings. The Series A Convertible Preferred Stock (“Series A”), as described in Note 9, is reported net of financing costs (including the fair value of warrants issued), all of which were fully amortized using the interest method as of December 31, 2017. Selling and issuance costs of Redeemable Preferred Stock (“RPS”) and Series 2 Redeemable Preferred Stock (“RPS 2”), described in Notes 10 and 11, are netted against additional paid-in-capital, if any, and then against the outstanding balance of the preferred stock.

Earnings (loss) per Share — Basic earnings (loss) per share attributable to common shareholders are calculated using the weighted-average number of shares outstanding during the reported period. Diluted earnings (loss) per share are calculated based on the potential dilutive impact of our Series A, RPS, RPS 2, warrants and stock options. Due to our net loss attributable to common shareholders for the years ended December 31, 2017 and 2016, there are no dilutive securities.

Recently Issued Accounting Pronouncements — On April 7, 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), as part of its simplification initiative. ASU 2015-03 changes the presentation of debt issuance costs by presenting those costs in the balance sheet as a direct deduction from the related debt liability. Amortization of the costs is reported as interest expense. We adopted ASU 2015-03 effective January 1, 2016, as required for public reporting entities.

On February 25, 2016, the FASB issued Accounting Standards Update 2016-02 Leases (“ASU 2016-02”). The new guidance is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 provides more transparency and comparability in the financial statements of lessees by recognizing all leases with a term greater than twelve months on the balance sheet. Lessees will also be required to disclose key information about their leases. Early adoption is permitted. We are currently evaluating the impact of the adoption of this pronouncement and have not yet adopted ASU 2016-02 as of December 31, 2017.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business and Summary of Significant Accounting Policies (cont.)

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

In November 2016, the FASB issued Accounting Standards Update 2016-18 (“ASU 2016-18”), which amends ASC 230 Statement of Cash Flows to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The guidance, to be applied retrospectively when adopted, requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. We will adopt ASU 2016-18 in the first quarter of 2018. The impact of the adoption is not expected to be material to the financial statements.

(2) Restrictions on Cash

Under the terms of our senior credit facility with LNV Corporation (discussed in Note 6), we are required to maintain collection account that is used to collect policy benefits from pledged policies, pay interest and other charges under the facility, and distribute funds to pay down the facility. The agents for the lenders authorize the disbursements from these accounts. At December 31, 2017 and December 31, 2016, there was a balance of $28,350,000 and $37,827,000, respectively, in these restricted cash accounts.

(3) Investment in Life Insurance Policies

Life insurance policies are valued based on unobservable inputs that are significant to their overall fair value. Changes in the fair value of these policies are recorded as gain or loss on life insurance policies, net of premiums paid on those policies, in our consolidated statements of operations. Fair value is determined on a discounted cash flow basis that incorporates life expectancy assumptions generally derived from reports obtained from widely accepted life expectancy providers, other than insured lives covered under small face amount policies (i.e., $1 million in face value benefits or less), assumptions relating to cost-of-insurance (premium) rates and other assumptions. The discount rate we apply incorporates current information about discount rates applied by other public reporting companies owning portfolios of life insurance policies, the discount rates observed in the life insurance secondary market, market interest rates, the estimated credit exposure to the insurance companies that issued the life insurance policies and management’s estimate of the operational risk premium a purchaser would require to receive the future cash flows derived from our portfolio as a whole. Management has discretion regarding the combination of these and other factors when determining the discount rate. As a result of management’s analysis, discount rates of 10.45% and 10.96% were applied to our portfolio as of December 31, 2017 and December 31, 2016, respectively.

A summary of our policies, organized according to their estimated life expectancy dates as of the reporting date, is as follows:

	As of December 31, 2017			As of December 31, 2016
Years Ending December 31,	Number of Policies	Estimated Fair Value	Face Value	Number of Policies	Estimated Fair Value	Face Value
2017	—	$—	$—	11	$14,837,000	$16,939,000
2018	8	4,398,000	4,689,000	23	30,830,000	42,564,000
2019	48	63,356,000	83,720,000	55	57,556,000	88,858,000
2020	87	79,342,000	127,373,000	93	85,414,000	159,814,000
2021	98	96,154,000	170,695,000	86	73,825,000	158,744,000
2022	90	85,877,000	181,120,000	66	56,909,000	147,222,000
2023	93	69,467,000	175,458,000	64	44,953,000	128,581,000
Thereafter	474	251,933,000	933,093,000	292	146,868,000	618,953,000
Totals	898	$650,527,000	$1,676,148,000	690	$511,192,000	$1,361,675,000

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Investment in Life Insurance Policies (cont.)

We recognized life insurance benefits of $64,719,000 and $48,452,000 during 2017 and 2016, respectively, related to policies with a carrying value of $16,070,000 and $10,993,000, respectively, and as a result recorded realized gains of $48,649,000 and $37,459,000.

Reconciliation of gain on life insurance policies:

	Years Ended December 31,
	2017	2016
Change in estimated probabilistic cash flows	$63,241,000	$46,515,000
Unrealized gain on acquisitions	31,019,000	38,205,000
Premiums and other annual fees	(53,296,000)	(40,239,000)
Change in discount rates(1)	14,931,000	3,188,000
Change in life expectancy evaluation(2)	(20,257,000)	(6,029,000)
Face value of matured policies	64,719,000	48,452,000
Fair value of matured policies	(38,243,000)	(22,290,000)
Gain on life insurance policies, net	$62,114,000	$67,802,000

____________

(1)      The discount rate applied to estimate the fair value of the portfolio of life insurance policies we own was 10.45% as of December 31, 2017, compared to 10.96% as of December 31, 2016. The carrying value of policies acquired during each quarterly reporting period is adjusted to current fair value using the fair value discount rate applied to the entire portfolio as of that reporting date.

(2)      The change in fair value due to updating independent life expectancy estimates on certain life insurance policies in our portfolio.

We currently estimate that premium payments and servicing fees required to maintain our current portfolio of life insurance policies in force for the next five years, assuming no mortalities, are as follows:

Years Ending December 31,	Premiums	Servicing	Premiums and Servicing Fees
2018	$53,548,000	$1,102,000	$54,650,000
2019	61,125,000	1,102,000	62,227,000
2020	69,886,000	1,102,000	70,988,000
2021	79,081,000	1,102,000	80,183,000
2022	89,102,000	1,102,000	90,204,000
	$352,742,000	$5,510,000	$358,252,000

Management anticipates funding the majority of the premium payments estimated above with additional borrowing capacity, created as the premiums and servicing costs of pledged life insurance policies become due, under the amended and restated senior credit facility with LNV Corporation as described in Note 6. Management anticipates funding premiums and servicing costs of non-pledged life insurance policies from proceeds from the receipt of policy benefits from our portfolio of life insurance policies and net proceeds from our offering of L Bonds and RPS 2. The proceeds of these capital sources may also be used for the purchase, financing, and maintenance of additional life insurance policies as well as servicing the interest, dividends and principal on existing and future capital.

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

(4) Fair Value Definition and Hierarchy (cont.)

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

The hierarchy is broken down into three levels based on the observability of inputs as follows:

•         Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Because valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

•         Level 2 — Valuations based on one or more quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

•         Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

These inputs are then used to estimate the discounted cash flows from the portfolio using the MAPS probabilistic portfolio price model, which estimates the cash flows using various mortality probabilities and scenarios. The valuation process includes a review by senior management as of each valuation date. We also engage MAPS to independently test the accuracy of the valuations using the inputs we provide on a quarterly basis. See Exhibit 99.1 filed herewith.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Fair Value Definition and Hierarchy (cont.)

The following table reconciles the beginning and ending fair value of our Level 3 investments in our portfolio of life insurance policies for the periods ended December 31, as follows:

	Years Ended December 31,
	2017	2016
Beginning balance	$511,192,000	$356,650,000
Purchases	88,644,000	94,953,000
Maturities (initial cost basis)	(16,070,000)	(10,993,000)
Net change in fair value	66,761,000	70,582,000
Ending balance	$650,527,000	$511,192,000

In the past, we periodically updated the independent life expectancy estimates on the insured lives in our portfolio, other than insured lives covered under small face amount policies (i.e., $1 million in face value benefits or less), on a continuous rotating three-year cycle, and through that effort attempted to update life expectancies for approximately one-twelfth of our portfolio each quarter. Currently, however, the terms of our senior credit facility with LNV Corporation require us update the independent life expectancy estimates every two years beginning from the date of the amended facility.

The following table summarizes the inputs utilized in estimating the fair value of our portfolio of life insurance policies:

	As of December 31, 2017	As of December 31, 2016
Weighted-average age of insured, years*	81.7	81.6
Weighted-average life expectancy, months*	82.4	83.2
Average face amount per policy	$1,867,000	$1,973,000
Discount rate	10.45%	10.96%

____________

(*)      Weighted-average by face amount of policy benefits

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

Change in Fair Value of the Investment in Life Insurance Policies

	Change in life expectancy estimates
	minus 8 months	minus 4 months	plus 4 months	plus 8 months
December 31, 2017	$86,391,000	$42,886,000	$(42,481,000)	$(84,238,000)
December 31, 2016	$69,253,000	$34,601,000	$(33,846,000)	$(67,028,000)

			Change in discount rate
	minus 2%	minus 1%	plus 1%	plus 2%

December 31, 2017	$68,117,000	$32,587,000	$(29,964,000)	$(57,583,000)
December 31, 2016	$53,764,000	$25,728,000	$(23,668,000)	$(45,491,000)

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Fair Value Definition and Hierarchy (cont.)

Other Fair Value Considerations

The carrying value of receivables, prepaid expenses, accounts payable and accrued expenses approximate fair value due to their short-term maturities and low credit risk. Using the income-based valuation approach, the estimated fair value of our L Bonds, having an aggregate face value of $461,427,000 as of December 31, 2017, is approximately $470,672,000 based on a weighted-average market interest rate of 6.70%. The carrying value of the senior credit facility with LNV Corporation reflects interest charged at 12-month LIBOR plus an applicable margin. The margin represents our credit risk, and the strength of the portfolio of life insurance policies collateralizing the debt. The overall rate reflects market, and the carrying value of the facility approximates fair value.

GWG MCA participates in the merchant cash advance industry by directly advancing sums to merchants and lending money, on a secured basis, to companies that advance sums to merchants. Each quarter, we review the carrying value of these cash advances, and determine if an impairment reserve is necessary. At December 31, 2017 one of our secured cash advances was impaired. Specifically, the secured loan to Nulook Capital LLC had an outstanding balance of $1,954,000 and a loan loss reserve of $1,908,000 at December 31, 2017. We deem fair value to be the estimated collectible value on each loan or advance made from GWG MCA. Where we estimate the collectible amount to be less than the outstanding balance, we record a reserve for the difference, referred to as an impairment charge. We recorded an impairment charge of $1,308,000 and $600,000 for the years ended December 31, 2017 and 2016, respectively.

The following table summarizes outstanding warrants as of December 31, 2017:

Month issued	Warrants issued	Fair value per share	Risk free rate	Volatility	Term
September 2014	16,000	$1.26	1.85%	17.03%	5 years
	16,000

(5) Credit Facility — Autobahn Funding Company LLC

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

The Credit and Security Agreement contained certain financial and non-financial covenants, and we were in compliance with these covenants during the year ended December 31, 2017 until the date of termination.

(6) Credit Facility — LNV Corporation

On September 27, 2017, we entered into an amended and restated senior credit facility with LNV Corporation as lender through our subsidiary GWG DLP Funding IV, LLC (“DLP IV”). The Amended and Restated Loan Agreement governing the facility makes available a total of up to $300,000,000 in credit with a maturity date of September 27, 2029. Additional advances are available under the Amended and Restated Loan Agreement at the LIBOR rate as defined in the Amended and Restated Loan Agreement. Advances are available as the result of additional borrowing base capacity, created as the premiums and servicing costs of pledged life insurance policies become due. Interest will accrue on amounts borrowed under the Amended and Restated Loan Agreement at an annual interest rate, determined as of each date of borrowing or quarterly if there is no borrowing, equal to (A) the greater of 12-month LIBOR or the federal funds rate (as defined in the agreement) plus one-half of one percent per annum, plus (B) 7.50% per annum. The effective rate at December 31, 2017 was 9.31%. Interest payments are made on a quarterly basis.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Credit Facility — LNV Corporation (cont.)

As of December 31, 2017, approximately 82.6% of the total face value of our portfolio is pledged to LNV Corporation. The amount outstanding under this facility was $222,525,000 and $162,725,000 at December 31, 2017 and 2016, respectively. Obligations under the facility are secured by a security interest in DLP IV’s assets, for the benefit of the lenders under the Amended and Restated Loan Agreement, through an arrangement under which Wells Fargo serves as securities intermediary. The life insurance policies owned by DLP IV do not serve as direct collateral for the obligations of GWG Holdings under the L Bonds. The difference between the amount outstanding and the carrying amount on our balance sheet is due to netting of unamortized debt issuance costs.

The Amended and Restated Loan Agreement does not require DLP IV to maintain a reserve account for future premiums.

The Amended and Restated Loan Agreement has certain financial and nonfinancial covenants, and we were in compliance with these covenants at December 31, 2017, and with the covenants in the original Loan Agreement at December 31, 2016.

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

(8) L Bonds

Our L Bonds are legal obligations of GWG Holdings. Obligations under the L Bonds are secured by the assets of GWG Holdings and by GWG Life, as a guarantor, and are subordinate to the obligations under our senior credit facility (see Note 6). We began publicly offering and selling L Bonds in January 2012 under the name “Renewable Secured Debentures”. These debt securities were re-named “L Bonds” in January 2015. L Bonds are publicly offered and sold on a continuous basis under a registration statement permitting us to sell up to $1.0 billion in principal amount of L Bonds. We are party to an indenture governing the L Bonds dated October 19, 2011, as amended (“Indenture”), under which GWG Holdings is obligor, GWG Life is guarantor, and Bank of Utah serves as indenture trustee. The Indenture contains certain financial and non-financial covenants, and we were in compliance with these covenants at December 31, 2017 and 2016.

On December 1, 2017, an additional public offering sold on a continuous basis of L Bonds permitting us to sell up to $1.0 billion in principal amount of L Bonds was declared effective. The new offering is a follow-on to the previous L Bond offering and contains the same terms and features.

The bonds have renewal features under which we may elect to permit their renewal, subject to the right of bondholders to elect to receive payment at maturity. Interest is payable monthly or annually depending on the election of the investor.

At December 31, 2017 and 2016, the weighted-average interest rate of our L Bonds was 7.29% and 7.23%, respectively. The principal amount of L Bonds outstanding was $461,427,000 and $387,067,000 at December 31, 2017 and 2016, respectively. The difference between the amount of outstanding L Bonds and the carrying amount on our balance sheets is due to netting of unamortized deferred issuance costs, cash receipts for new issuances and payments of redemptions in process. Amortization of deferred issuance costs was $6,940,000 and $7,099,000 in 2017 and 2016, respectively. Future expected amortization of deferred financing costs as of December 31, 2017 is $15,593,000 in total over the next seven years.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) L Bonds (cont.)

Future contractual maturities of L Bonds, and future amortization of their deferred financing costs, at December 31, 2017 are as follows:

Years Ending December 31,	Contractual Maturities	Amortization of Deferred Financing Costs
2018	$105,916,000	$1,182,000
2019	151,689,000	4,485,000
2020	78,402,000	3,297,000
2021	30,759,000	1,331,000
2022	40,018,000	2,137,000
Thereafter	54,643,000	3,161,000
	$461,427,000	$15,593,000

(9) Series A Convertible Preferred Stock

From July 2011 through September 2012, we privately offered shares of Series A of GWG Holdings at $7.50 per share. In the offering, we sold an aggregate of 3,278,000 shares for gross consideration of $24,582,000. Holders of Series A were entitled to cumulative dividends at the rate of 10% per annum, paid quarterly. The Series A Convertible Preferred Stock were only redeemable at our option.

Purchasers of Series A in our offering received warrants to purchase an aggregate of 416,000 shares of our common stock at an exercise price of $12.50 per share. As of December 31, 2017, all of these warrants have expired and none of them had been exercised.

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

The RPS ranks senior to our common stock and pari passu with our RPS 2 and entitles its holders to a liquidation preference equal to the stated value per share (i.e., $1,000) plus accrued but unpaid dividends. Holders of RPS may presently convert their RPS into our common stock at a conversion price equal to the volume-weighted average price of our common stock for the 20 trading days immediately prior to the date of conversion, subject to a minimum conversion price of $15.00 and in an aggregate amount limited to 15% of the stated value of RPS originally purchased by such holder from us and still held by such holder.

Holders of RPS may request that we redeem their RPS at a price equal to their stated value plus accrued but unpaid dividends, less an applicable redemption fee, if any. Nevertheless, the Certificate of Designation for RPS permits us sole discretion to grant or decline redemption requests. Subject to certain restrictions and conditions, we may also redeem shares of RPS without a redemption fee upon a holder’s death, total disability or bankruptcy. In addition, after one year from the date of original issuance, we may, at our option, call and redeem shares of RPS at a price equal to their liquidation preference.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Redeemable Preferred Stock (cont.)

As of March 31, 2017, we closed the RPS offering to investors having sold 99,127 shares of RPS for an aggregate gross consideration of $99,127,000 and incurred approximately $7,019,000 of related selling costs.

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

(11) Series 2 Redeemable Preferred Stock

On February 14, 2017, our public offering up to 150,000 shares of Series 2 Redeemable Preferred Stock (“RPS 2”) at $1,000 per share was declared effective. Holders of RPS 2 are entitled to cumulative dividends at the rate of 7% per annum, paid monthly. Dividends on the RPS 2 are recorded as a reduction to additional paid-in capital, if any, then to the outstanding balance of the preferred stock if additional paid-in capital has been exhausted. Under certain circumstances described in the Certificate of Designation for the RPS 2, additional shares of RPS 2 may be issued in lieu of cash dividends.

The RPS 2 ranks senior to our common stock and pari passu with our RPS and entitles its holders to a liquidation preference equal to the stated value per share (i.e., $1,000) plus accrued but unpaid dividends. Holders of RPS 2 may, less an applicable conversion discount, if any, convert their RPS 2 into our common stock at a conversion price equal to the volume-weighted average price of our common stock for the 20 trading days immediately prior to the date of conversion, subject to a minimum conversion price of $12.75 and in an aggregate amount limited to 10% of the stated value of RPS 2 originally purchased by such holder from us and still held by such holder.

Holders of RPS 2 may request that we redeem their RPS 2 shares at a price equal to their liquidation preference, less an applicable redemption fee, if any. Nevertheless, the Certificate of Designation for RPS 2 permits us sole discretion to grant or decline requests for redemption. Subject to certain restrictions and conditions, we may also redeem shares of RPS 2 without a redemption fee upon a holder’s death, total disability or bankruptcy. In addition, we may, at our option, call and redeem shares of RPS 2 at a price equal to their liquidation preference (subject to a minimum redemption price, in the event of redemptions occurring less than one year after issuance, of 107% of the stated value of the shares being redeemed).

The selling broker dealer has agreed to sell the RPS 2 shares to qualified accounts with a selling commission of 6.0% of the gross proceeds from the RPS 2 shares sold by the selling broker dealer which will result in a sales price of $940 per RPS 2 share. The net proceeds to the Company from the sales to qualified accounts will not be affected by the reduction in the selling broker dealer’s commissions.

As of December 31, 2017, we had sold 88,709 shares of RPS 2 for aggregate gross consideration of $88,709,000 and incurred approximately $6,142,000 of selling costs related to the sale of those shares.

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

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Income Taxes

We had a current income tax liability of $0 as of both December 31, 2017 and 2016. The components of our income tax expense (benefit) and the reconciliation at the statutory federal tax rate to our actual income tax expense (benefit) for the years ended December 31, 2017 and 2016 consisted of the following:

	2017		2016
Statutory federal income tax (benefit)	$(7,728,000)	34.0%	$247,000	34.0%
State income taxes (benefit), net of federal benefit	(1,433,000)	6.3%	56,000	7.8%
Impact of change in enacted rate	2,605,000	(11.4)%	—	—
Change in valuation allowance	4,222,000	(18.6)%	—	—
Other permanent differences	237,000	(1.1)%	30,000	4.2%
Total income tax expense (benefit)	$(2,097,000)	9.2%	$333,000	46.0%

The tax effects of temporary differences that give rise to deferred income taxes were as follows:

	As of December 31, 2017	As of December 31, 2016
Deferred tax assets:
Note Receivable from related party	$1,437,000	$2,023,000
Net operating loss carryforwards	9,995,000	10,781,000
Other assets	1,724,000	1,130,000
Subtotal	$13,156,000	$13,934,000
Valuation allowance	(6,386,000)	(2,164,000)
Deferred tax assets	$6,770,000	$11,770,000

Deferred tax liabilities:
Investment in life insurance policies	$(6,630,000)	$(13,867,000)
Other liabilities	(140,000)	—
Net deferred tax asset/(liability)	$—	$(2,097,000)

At December 31, 2017 and 2016, we had federal net operating loss (“NOL”) carryforwards of $34,775,000 and $26,642,000, respectively, and aggregate state NOL carryforwards of approximately $34,749,000 and $26,616,000, respectively. The NOL carryforwards will begin to expire in 2031. Future utilization of NOL carryforwards is subject to limitations under Section 382 of the Internal Revenue Code. This section generally relates to a more than 50 percent change in ownership over a three-year period. We currently do not believe that any prior issuance of common stock has resulted in an ownership change under Section 382 through December 31, 2017.

We provide for a valuation allowance when it is not considered “more likely than not” that our deferred tax assets will be realized. As of December 31, 2017, based on all available evidence, we have provided a valuation allowance against our total net deferred tax asset of $6,386,000 due to uncertainty as to the realization of our deferred tax assets during the carryover periods. As of December 31, 2016, we had provided a valuation allowance of $2,164,000 against deferred tax assets related to the likelihood of recovering the tax benefit of a capital loss on a note receivable from a related entity and other capital losses.

On December 22, 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act (“Tax Reform Bill”). The Tax Reform Bill changed existing United States tax law, including a reduction of the U.S. corporate income tax rate. The Company re-measured deferred taxes as of the date of enactment, resulting in a $2,605,000 reduction of net deferred income tax assets. The Company’s measurement of the income tax effects of the Tax Reform Bill for the year ended December 31, 2017 is reasonably estimated and, therefore, included in these financial statements in accordance with SEC Staff Accounting Bulletin No. 118.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Income Taxes (cont.)

ASC 740 requires the reporting of certain tax positions that do not meet a threshold of “more-likely-than-not” to be recorded as uncertain tax benefits. It is management’s responsibility to determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation, based upon the technical merits of the position. Management has reviewed all income tax positions taken or expected to be taken for all open years and has determined that the income tax positions are appropriately stated and supported. We do not anticipate that the total unrecognized tax benefits will significantly change prior to December 31, 2018.

Under our accounting policies, interest and penalties on unrecognized tax benefits, as well as interest received from favorable tax settlements are recognized as components of income tax expense. At December 31, 2017 and 2016, we recorded no accrued interest or penalties related to uncertain tax positions.

Our income tax returns for tax years ended December 31, 2014, 2015, 2016 and 2017, when filed, remain open to examination by the Internal Revenue Service and various state taxing jurisdictions. Our income tax return for tax year ended December 31, 2013 also remains open to examination by various state taxing jurisdictions.

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

In conjunction with the initial public offering our Company issued warrants to purchase 16,000 shares of common stock at an exercise price of $15.63 per share. As of December 31, 2017, none of these warrants had been exercised. The remaining life of these warrants at December 31, 2017 was 1.8 years.

(14) Stock Incentive Plan

We adopted our 2013 Stock Incentive Plan in March 2013, as amended on June 1, 2015 and May 5, 2017. The Compensation Committee of our Board of Directors is responsible for the administration of the plan. Participants under the plan may be granted incentive stock options and non-statutory stock options; stock appreciation rights; stock awards; restricted stock; restricted stock units; and performance shares. Eligible participants include officers and employees of GWG Holdings and its subsidiaries, members of our Board of Directors, and consultants. Awards generally expire 10 years from the date of grant. As of December 31, 2017, 3,000,000 common stock options are authorized under the plan, of which 866,000 remain available for issuance.

Stock Options

Through December 31, 2017, we had outstanding stock options for 1,637,000 shares of common stock to employees, officers, and directors under the plan. Options for 857,000 shares have vested, and the remaining options are scheduled to vest over three years. The options were issued with an exercise price between $6.35 and $10.38 for those beneficially owning more than 10% of our common stock, and between $4.83 and $11.00 for all others, which is equal to the market price of the shares on the date of grant. The expected annualized volatility used in the Black-Scholes model valuation of options issued during the period ranged from 19.7% to 29.0%. The annual volatility rate is based on the standard deviation of the average continuously compounded rate of return of five selected comparable companies. As of December 31, 2017, stock options for 685,000 shares had been forfeited and stock options for 154,000 shares had been exercised.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) Stock Incentive Plan (cont.)

Outstanding stock options:

	Vested	Un-vested	Total
Balance as of December 31, 2015	483,703	569,912	1,053,615
Granted during the year	22,500	608,350	630,850
Vested during the year	251,788	(251,788)	—
Forfeited during the year	(19,926)	(82,140)	(102,066)
Balance as of December 31, 2016	738,065	844,334	1,582,399
Granted during the year	61,099	367,500	428,599
Vested during the year	327,061	(327,061)	—
Exercised during the year	(126,498)	—	(126,498)
Forfeited during the year	(142,535)	(105,017)	(247,552)
Balance as of December 31, 2017	857,192	779,756	1,636,948

As of December 31, 2017, unrecognized compensation expense related to un-vested options is $1,096,000. We expect to recognize this compensation expense over the next three years ($577,000 in 2018, $397,000 in 2019, and $122,000 in 2020).

Stock Appreciation Rights (SARs)

As of December 31, 2017, we have issued SARs for 343,000 shares of the common stock to employees. The strike price of the SARs was between $7.84 and $10.38, which was equal to the market price of the common stock at the date of issuance. As of December 31, 2017, 189,000 of the SARs were vested. On December 31, 2017, the market price of GWG’s common stock was $8.32.

Outstanding SARs:

	Vested	Un-vested	Total
Balance as of December 31, 2015	—	—	—
Granted during the year	106,608	133,127	239,735
Balance as of December 31, 2016	106,608	133,127	239,735
Granted during the year	13,001	91,986	104,987
Vested during the year	69,444	(69,444)	—
Forfeited during the year	—	(1,750)	(1,750)
Balance as of December 31, 2017	189,053	153,919	342,972

The liability for the SARs as of December 31, 2017, recorded within other accrued expenses, was $551,000. Employee compensation and benefits expense for SARs of $547,000 and $4,000 was recorded for the years ending December 31, 2017 and 2016, respectively.

Upon the exercise of SARs, the Company is obligated to make cash payment equal to the positive difference between the fair market value of the Company’s common stock on the date of exercise less the fair market value of the common stock on the date of grant.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) Stock Incentive Plan (cont.)

The following summarizes information concerning outstanding shares issuable under the 2013 Stock Incentive Plan:

	December 31, 2017
	Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Life (years)	Weighted-Average Fair Value at Grant Date
Vested
Stock Options	857,192	$8.05	6.17	$1.76
SARs	189,053	$8.54	5.86	$1.90
Total Vested	1,046,245	$8.14	6.11	$1.78

Unvested
Stock Options	779,756	$9.21	7.50	$2.17
SARs	153,919	$9.16	6.24	$2.02
Total Unvested	933,675	$9.21	7.30	$2.15

	December 31, 2016
	Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Life (years)	Weighted-Average Fair Value at Grant Date
Vested
Stock Options	745,565	$8.41	7.00	$1.64
SARs	106,608	$8.35	6.81	$1.83
Total Vested	852,173	$8.40	6.98	$1.66

Unvested
Stock Options	844,334	$8.72	7.04	$1.82
SARs	133,127	$8.41	6.82	$2.00
Total Unvested	977,461	$8.68	7.01	$1.84

(15) Other Expenses

The components of “Other expenses” in our consolidated statements of operations for the years ended December 31, 2017 and 2016 are as follows:

	2017	2016
Contract labor	$550,000	$913,000
Marketing	2,226,000	1,702,000
Information technology	1,555,000	739,000
Servicing and facility fees	1,226,000	1,159,000
Travel and entertainment	1,047,000	1,092,000
Insurance and regulatory	1,591,000	1,729,000
Charitable contributions	462,000	280,000
General and administrative	2,514,000	2,463,000
Total other expenses	$11,171,000	$10,077,000

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) Net Loss Attributable to Common Shareholders

We have outstanding RPS and RPS 2, as described in Notes 10 and 11. RPS and RPS 2 are anti-dilutive to our net loss attributable to common shareholders calculation for the years ended December 31, 2017 and December 31, 2016. Our vested and un-vested stock options are anti-dilutive at both December 31, 2017 and 2016.

(17) Commitments

We are party to an office lease with U.S. Bank National Association as the landlord. On September 1, 2015, we entered into an amendment to our original lease that expanded the leased space to 17,687 square feet and extended the term through October 2025. Under the amended lease we are obligated to pay base rent plus common area maintenance and a share of building operating costs. Rent expenses under this agreement were $442,000 and $415,000 for the years ended December 31, 2017 and 2016, respectively.

Minimum lease payments under the amended lease are as follows:

2018	$266,000
2019	275,000
2020	284,000
2021	293,000
2022	302,000
Thereafter	904,000
$2,324,000

(18) Contingencies

Litigation — In the normal course of business, we are involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on our financial position, results of operations or cash flows.

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

The following represents consolidating financial information as of December 31, 2017 and December 31, 2016, with respect to the financial position, and for the years ended December 31, 2017 and 2016, with respect to results of operations and cash flows of GWG Holdings and its subsidiaries. The parent column presents the financial information of GWG Holdings, the primary obligor for the L Bonds. The guarantor subsidiary column presents the financial information of GWG Life, the guarantor subsidiary of the L Bonds, presenting its investment in DLP IV and the Trust under the equity method. The non-guarantor subsidiaries column presents the financial information of all non-guarantor subsidiaries, including DLP IV and the Trust.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(19) Guarantee of L Bonds (cont.)

Consolidating Balance Sheets

December 31, 2017	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Cash and cash equivalents	$111,952,829	$1,486,623	$982,039	$—	$114,421,491
Restricted cash	—	9,367,410	18,982,275	—	28,349,685
Investment in life insurance policies, at fair value	—	51,093,362	599,433,991	—	650,527,353
Secured MCA advances	—	—	1,661,774	—	1,661,774
Life insurance policy benefits receivable	—	1,500,000	15,158,761	—	16,658,761
Other assets	1,912,203	1,986,312	3,338,595	—	7,237,110
Investment in subsidiaries	480,659,789	415,235,212	—	(895,895,001)	—

TOTAL ASSETS	$594,524,821	$480,668,919	$639,557,435	$(895,895,001)	$818,856,174

LIABILITIES & STOCKHOLDERS’ EQUITY

LIABILITIES
Senior Credit Facilities	$—	$—	$212,238,192	$—	$212,238,192
L Bonds	447,393,568	—	—	—	447,393,568
Accounts payable	1,434,623	844,899	4,114,917	—	6,394,439
Interest and dividends payable	10,296,584	—	5,130,925	—	15,427,509
Other accrued expenses	1,728,303	1,610,773	391,647	—	3,730,723
TOTAL LIABILITIES	460,853,078	2,455,672	221,875,681	—	685,184,431

STOCKHOLDERS’ EQUITY
Member capital	—	478,213,247	417,681,754	(895,895,001)	—
Redeemable preferred stock and Series 2 redeemable preferred stock	173,115,447	—	—	—	173,115,447
Common stock	5,813	—	—	—	5,813
Accumulated deficit	(39,449,517)	—	—	—	(39,449,517)
TOTAL STOCKHOLDERS’ EQUITY	133,671,743	478,213,247	417,681,754	(895,895,001)	133,671,743

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$594,524,821	$480,668,919	$639,557,435	$(895,895,001)	$818,856,174

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(19) Guarantee of L Bonds (cont.)

Consolidating Balance Sheets (continued)

December 31, 2016	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Cash and cash equivalents	$28,481,047	$49,360,952	$644,983	$—	$78,486,982
Restricted cash	—	2,117,649	35,708,947	—	37,826,596
Investment in life insurance policies, at fair value	—	41,277,896	469,914,458	—	511,192,354
Secured MCA advances	—	—	5,703,147	—	5,703,147
Life insurance policy benefits receivable	—	—	5,345,000	—	5,345,000
Other assets	3,854,233	2,056,822	810,640	(2,033,592)	4,688,103
Investment in subsidiaries	429,971,148	352,337,037	—	(782,308,185)	—

TOTAL ASSETS	$462,306,428	$447,150,356	$518,127,175	$(784,341,777)	$643,242,182

LIABILITIES & STOCKHOLDERS’ EQUITY

LIABILITIES
Senior Credit Facilities	$—	$—	$156,064,818	$—	$156,064,818
Series I Secured Notes	—	16,404,836	—	—	16,404,836
L Bonds	381,312,587	—	—	—	381,312,587
Accounts payable	853,470	731,697	641,545	—	2,226,712
Interest and dividends payable	9,882,133	3,743,277	2,535,189	—	16,160,599
Other accrued expenses	862,369	544,032	2,303,952	(2,033,592)	1,676,761
Deferred taxes, net	2,097,371	—	—	—	2,097,371
TOTAL LIABILITIES	395,007,930	21,423,842	161,545,504	(2,033,592)	575,943,684

STOCKHOLDERS’ EQUITY (DEFICIT)
Member capital	—	425,726,514	356,581,671	(782,308,185)	—
Convertible preferred stock	19,701,133	—	—	—	19,701,133
Redeemable preferred stock	59,025,164	—	—	—	59,025,164
Common stock	5,980	—	—	—	5,980
Additional paid-in capital	7,383,515	—	—	—	7,383,515
Accumulated deficit	(18,817,294)	—	—	—	(18,817,294)
TOTAL STOCKHOLDERS’ EQUITY	67,298,498	425,726,514	356,581,671	(782,308,185)	67,298,498

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$462,306,428	$447,150,356	$518,127,175	$(784,341,777)	$643,242,182

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(19) Guarantee of L Bonds (cont.)

Consolidating Statements of Operations

For the year ended December 31, 2017	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Gain on life insurance policies, net	$—	$6,979,773	$55,134,630	$—	$62,114,403
MCA income	—	—	554,341	—	554,341
Interest and other income	244,202	496,886	1,199,457	(475,371)	1,465,174
TOTAL REVENUE	244,202	7,476,659	56,888,428	(475,371)	64,133,918

EXPENSES
Interest expense	37,754,984	930,837	15,813,944	(80,321)	54,419,444
Employee compensation and benefits	9,043,509	5,310,498	515,742	—	14,869,749
Legal and professional fees	1,937,714	962,778	2,195,151	—	5,095,643
Provision for MCA advances	—	—	1,308,000	—	1,308,000
Other expenses	7,058,209	2,715,374	1,792,143	(395,050)	11,170,676
TOTAL EXPENSES	55,794,416	9,919,487	21,624,980	(475,371)	86,863,512

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(55,550,214)	(2,442,828)	35,263,448	—	(22,729,594)

EQUITY IN INCOME OF SUBSIDIARIES	32,820,620	38,392,230	—	(71,212,850)	—

INCOME (LOSS) BEFORE INCOME TAXES	(22,729,594)	35,949,402	35,263,448	(71,212,850)	(22,729,594)

INCOME TAX BENEFIT	(2,097,371)	—	—	—	(2,097,371)
NET INCOME (LOSS)	(20,632,223)	35,949,402	35,263,448	(71,212,850)	(20,632,223)
Preferred stock dividends	12,702,341	—	—	—	12,702,341
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(33,334,564)	$35,949,402	$35,263,448	$(71,212,850)	$(33,334,564)

For the year ended December 31, 2016	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Gain on life insurance policies, net	$—	$379,405	$67,422,160	$—	$67,801,565
MCA income	—	—	929,303	—	929,303
Interest and other income	260,087	72,757	639,414	(225,792)	746,466
TOTAL REVENUE	260,087	452,162	68,990,877	(225,792)	69,477,334
EXPENSES
Interest expense	32,149,577	2,311,819	8,094,353	(212,375)	42,343,374
Employee compensation and benefits	6,874,368	4,358,406	551,522	—	11,784,296
Legal and professional fees	2,107,053	1,628,408	211,915	—	3,947,376
Provision for MCA advances	—	—	600,000	—	600,000
Other expenses	5,822,621	2,871,318	1,396,454	(13,417)	10,076,976
TOTAL EXPENSES	46,953,619	11,169,951	10,854,244	(225,792)	68,752,022

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(46,693,532)	(10,717,789)	58,136,633	—	725,312

EQUITY IN INCOME OF SUBSIDIARIES	47,418,844	58,822,543	—	(106,241,387)	—

INCOME (LOSS) BEFORE INCOME TAXES	725,312	48,104,754	58,136,633	(106,241,387)	725,312

INCOME TAX EXPENSE	333,403	—	—	—	333,403
NET INCOME (LOSS)	391,909	48,104,754	58,136,633	(106,241,387)	391,909
Preferred stock dividends	3,537,287	—	—	—	3,537,287
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,145,378)	$48,104,754	$58,136,633	$(106,241,387)	$(3,145,378)

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(19) Guarantee of L Bonds (cont.)

Consolidating Statements of Cash Flows

For the year ended December 31, 2017	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(20,632,223)	$35,949,402	$35,263,448	$(71,212,850)	$(20,632,223)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Equity of subsidiaries	(32,820,620)	(38,392,230)	—	71,212,850	—
Change in fair value of life insurance policies	—	(7,746,744)	(59,014,067)	—	(66,760,811)
Amortization of deferred financing and issuance costs	6,939,841	208,829	1,632,177	—	8,780,847
Provision for MCA advances	—	—	1,308,000	—	1,308,000
Deferred income taxes	(2,097,371)	—	—	—	(2,097,371)
Preferred stock issued in lieu of cash dividends	498,659	—	—	—	498,659
(Increase) decrease in operating assets:
Life insurance policy benefits receivable	—	(1,500,000)	(9,813,761)	—	(11,313,761)
Other assets	(15,870,956)	(24,497,313)	(5,155,644)	42,435,842	(3,088,071)
Increase (decrease) in operating liabilities:
Accounts payable	581,153	113,202	3,473,373	—	4,167,728
Interest and dividends payable	3,771,709	(3,743,277)	2,680,191	—	2,708,623
Other accrued expenses	1,702,625	1,066,743	(146,546)	—	2,622,822
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(57,927,183)	(38,541,388)	(29,772,829)	42,435,842	(83,805,558)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	—	(3,022,439)	(85,621,380)	—	(88,643,819)
Carrying value of matured life insurance policies	—	2,091,713	13,977,919	—	16,069,632
Proceeds from Secured MCA advances	—	—	2,762,784	—	2,762,784
NET CASH FLOWS USED IN INVESTING ACTIVITIES	—	(930,726)	(68,880,677)	—	(69,811,403)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on Senior Credit Facilities	—	—	59,799,649	—	59,799,649
Payments for issuance costs of senior debt	—	(1,076,118)	(3,434,270)	—	(4,510,388)
Payments for redemption of Series I Secured Notes	—	(16,613,667)	—	—	(16,613,667)
Proceeds from issuance of L Bonds	131,796,220	—	—	—	131,796,220
Payments for issuance costs of L Bonds	(10,896,925)	—	—	—	(10,896,925)
Payments for redemption of L Bonds	(60,848,460)	—	—	—	(60,848,460)
Proceeds from (increase in) restricted cash	—	(7,249,761)	16,726,672	—	9,476,911
Issuance of member capital	—	16,537,331	25,898,511	(42,435,842)	—
Redemption of common stock	(1,603,560)	—	—	—	(1,603,560)
Proceeds from issuance of preferred stock	127,279,847	—	—	—	127,279,847
Payments for issuance costs of preferred stock	(9,027,190)	—	—	—	(9,027,190)
Payments for redemption of preferred stock	(22,598,626)	—	—	—	(22,598,626)
Preferred stock dividends	(12,702,341)	—	—	—	(12,702,341)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	141,398,965	(8,402,215)	98,990,562	(42,435,842)	189,551,470

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	83,471,782	(47,874,329)	337,056	—	35,934,509

CASH AND CASH EQUIVALENTS
BEGINNING OF THE PERIOD	28,481,047	49,360,952	644,983	—	78,486,982

END OF THE PERIOD	$111,952,829	$1,486,623	$982,039	$—	$114,421,491

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(19) Guarantee of L Bonds (cont.)

Consolidating Statements of Cash Flows (continued)

For the year ended December 31, 2016	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$391,909	$48,104,754	$58,136,633	$(106,241,387)	$391,909
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Equity of subsidiaries	(47,418,844)	(58,822,543)	—	106,241,387	—
Change in fair value of life insurance policies	—	(900,808)	(69,681,575)	—	(70,582,383)
Amortization of deferred financing and issuance costs	7,720,065	(1,307,640)	2,032,827	—	8,445,252
Provision for MCA advances	—	—	600,000	—	600,000
Deferred income taxes	333,402	—	—	—	333,402
Preferred stock issued in lieu of cash dividends	689,742	—	—	—	689,742
(Increase) decrease in operating assets:
Life insurance policy benefits receivable	—	—	(5,345,000)	—	(5,345,000)
Other assets	(114,758,710)	(43,964,379)	42,410,680	114,884,593	(1,427,816)
Increase (decrease) in operating liabilities:
Accounts payable	572,483	574,481	(437,692)	—	709,272
Interest and dividends payable	2,494,085	420,259	2,256,824	—	5,171,168
Other accrued expenses	706,719	2,873,233	(8,579,395)	—	(4,999,443)
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(149,269,149)	(53,022,643)	21,393,302	114,884,593	(66,013,897)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	—	—	(94,952,879)	—	(94,952,879)
Carrying value of matured life insurance policies	—	—	10,992,624	—	10,992,624
Investment in Secured MCA advances	—	—	(8,727,924)	—	(8,727,924)
Proceeds from Secured MCA advances	—	—	2,553,466	—	2,553,466
NET CASH FLOWS USED IN INVESTING ACTIVITIES	—	—	(90,134,713)	—	(90,134,713)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on Senior Credit Facilities	—	—	104,825,508	—	104,825,508
Payments for issuance costs of senior debt	—	—	(7,111,556)		(7,111,556)
Payments for redemption of Series I Secured Notes	—	(7,469,462)	—	—	(7,469,462)
Proceeds from issuance of L Bonds	153,874,402	—	—	—	153,874,402
Payments for issuance costs of L Bonds	(10,149,316)	—	—	—	(10,149,316)
Payments for redemption of L Bonds	(45,754,691)	—	—	—	(45,754,691)
Issuance of member capital	—	107,885,727	6,998,866	(114,884,593)	—
Increase in restricted cash	—	(15,392)	(35,469,305)	—	(35,484,697)
Issuance of common stock	244,185	—	—	—	244,185
Proceeds from issuance of preferred stock	57,040,946	—	71,555	—	57,112,501
Payments for issuance costs of preferred stock	(4,133,527)	—	(7,340)	—	(4,140,867)
Payments for redemption of preferred stock	(2,126,678)	—	(71,555)	—	(2,198,233)
Preferred stock dividends	(3,537,287)	—	—	—	(3,537,287)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	145,458,034	100,400,873	69,236,173	(114,884,593)	200,210,487

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,811,115)	47,378,230	494,762	—	44,061,877

CASH AND CASH EQUIVALENTS
BEGINNING OF THE PERIOD	32,292,162	1,982,722	150,221	—	34,425,105

END OF THE PERIOD	$28,481,047	$49,360,952	$644,983	$—	$78,486,982

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(20) Concentration

We mostly purchase life insurance policies written by life insurance companies having investment-grade ratings by independent rating agencies. As a result, there may be certain concentrations of policies with life insurance companies. The following summarizes the face value of insurance policies with specific life insurance companies exceeding 10% of the total face value held by our portfolio.

	As of December 31,
Life insurance company	2017	2016
John Hancock	15.57%	14.36%
AXA Equitable	11.88%	13.42%
Lincoln National	10.80%	11.22%

The following summarizes the number of insurance policies held in specific states exceeding 10% of the total face value held by us:

	As of December 31,
State of residence	2017	2016
Florida	20.16%	19.42%
California	18.60%	20.72%

(21) Subsequent Events

Subsequent to December 31, 2017, thirteen policies covering thirteen individuals have matured. The combined insurance benefits of these policies were $10,704,000.

Subsequent to December 31, 2017, we have issued approximately $34,493,000 of L Bonds.

Subsequent to December 31, 2017, we have issued approximately $46,260,000 of RPS 2.

On January 12, 2018, we entered into a Master Exchange Agreement, pursuant to which we have agreed to issue an aggregate of up to 29.1 million shares of GWG common stock as partial consideration in exchange for our receipt of outstanding common units of The Beneficient Company Group, L.P., a Delaware limited partnership, we will receive from certain related trusts (“Seller Trusts”). Our common stock will be issued in the exchange to the Seller Trusts at a deemed purchase price of $10.00 per share. In addition to shares of our common stock, the aggregate consideration to the Seller Trusts will consist of up to $359 million of our L Bonds and payment of $150 million in cash. We may also issue and sell, in our sole discretion, a combination of common stock (at a purchase price of $10.00 per share) and L Bonds to MHT Financial SPV, L.L.C., a Delaware limited liability company, for an aggregate purchase price of $150 million in cash. Such combination will represent at least 10.9 million additional shares of common stock (including $41 million in L Bonds) but no more than 12.5 million additional shares of our common stock (including $25 million in L Bonds). The Exchange Transaction is expected to close in the second quarter of 2018, subject to the satisfaction of various closing conditions set forth in the Master Agreement.

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

As of December 31, 2017, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 during the fourth quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 based on criteria for effective control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission, 2013 framework in “Internal Control — Integrated Framework.” Based on this assessment, our management concluded that, as of the evaluation date, we maintained effective internal control over financial reporting.

The Company’s independent registered public accounting firm has audited the Company’s internal control over financial reporting as of December 31, 2017, as stated in the Report of Independent Registered Public Accounting Firm, appearing under Item 8.

ITEM 9B. OTHER INFORMATION.

On March 27, 2018, with the approval of a majority in interest of the holders of our L Bonds as of February 9, 2018, we amended the Amended and Restated Indenture as of October 23, 2017 by and among GWG Holdings, Inc., as obligor, GWG Life, as guarantor, and Bank of Utah, as trustee (the “Indenture”). The Indenture requires that we maintain a “Debt Coverage Ratio” that does not exceed 90%. The Debt Coverage Ratio is designed to provide comfort to the holders of our L Bond that the value of our assets exceeds the value of our obligations under those L Bonds. Under the Indenture, the Debt Coverage Ratio is calculated as (i) the total amount outstanding on our interest-bearing debt (including that of our subsidiaries), over (ii) the net present asset value of all of our life insurance assets (including those of our subsidiaries), plus all of our cash and cash equivalents (including those of our subsidiaries). For this purpose, the net present asset value of life insurance assets is calculated as the present value of the life insurance portfolio’s expected future cash flows, discounted at the weighted-average interest rate of the interest bearing indebtedness for the previous month.

Because the Indenture only took into account the net present asset value of our life insurance assets and the amount of our cash and equivalents when calculating the Debt Coverage Ratio, the value of our other assets was not taken into account in calculating the Debt Coverage Ratio. In order to provide a more accurate reflection of our assets that support the obligations owed to holders of securities issued under the Indenture, the amendment to the Indenture amends the definition of Debt Coverage Ratio to take into account all other assets reflected on our most recently available consolidated balance sheet prepared in the accordance with GAAP when calculating the Debt Coverage Ratio.

The description the Indenture and the amendment thereto set forth above is only a summary and is qualified in its entirety by the compete terms and conditions of the of the actual Indenture and amendment, copies of which are incorporated by reference filed as Exhibits 4.1 and 4.9 to this report, respectively.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans

We maintain our 2013 Stock Incentive Plan. The purpose of the 2013 Stock Incentive Plan is to provide a means by which our employees, directors, officers and consultants may be granted an opportunity to purchase our common stock, to assist in retaining the services of such persons, to secure and retain the services of persons capable of filling such positions and to provide incentives for such persons to exert maximum efforts for our success. 3,000,000 shares of our common stock have been approved for issuance under the 2013 Stock Incentive Plan, of which 866,000 shares remained available for issuance pursuant to future grants at December 31, 2017.

The 2013 Stock Incentive Plan was approved by our stockholders. The following table sets forth certain information as of December 31, 2017 with respect to securities authorized for issuance under compensation arrangements.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights
Equity compensation plan approved by stockholders:
Stock Options	1,637,000	$8.60
Stock Appreciation Rights	343,000	$8.82
2013 Stock Incentive Plan Total	1,980,000	$8.64

Additional information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Documents filed as part of this Form 10-K:

Financial Statement Schedule:

Not applicable.

Exhibit Index

Exhibit	Description
3.1	Certificate of Incorporation(1)
3.2	Bylaws as amended(6)
3.3	Certificate of Amendment to Certificate of Incorporation(3)
3.4	Certificate of Amendment to Certificate of Incorporation(7)
3.5	Certificate of Designation for Redeemable Preferred Stock(8)
3.6	Certificate of Amendment to Certificate of Designation for Redeemable Preferred Stock(8)
3.7	Certificate of Designation for Series 2 Redeemable Preferred Stock(10)
4.1	Amended and Restated Indenture with Bank of Utah, dated October 23, 2017(5)
4.2	Amended and Restated Pledge and Security Agreement by and among GWG Holdings, Inc., GWG Life, LLC, Jon R. Sabes, Steven F. Sabes, and Bank of Utah, dated October 23, 2017(5)
4.3	Form of Subscription Agreement for Redeemable Preferred Stock(11)
4.4	Form of Subscription Agreement for Series 2 Redeemable Preferred Stock(14)
4.5

Pledge Agreement dated November 15, 2010, among Jon R. Sabes, Steven F. Sabes, Opportunity Finance, LLC, SFS Trust 1976, SFS Trust 1992 Esther, SFS Trust 1982, Mokeson, LLC (collectively as pledgors), and Lord Securities Corporation (as trustee and pledgee)(3)

4.6	Amendment No. 1 to Amended and Restated Indenture with Bank of Utah, dated March 27, 2018 (filed herewith)
10.1	Amended and Restated Loan and Security Agreement with GWG DLP Funding IV, LLC (as borrower), CLMG Corp. (as agent) and LNV Corporation (as lender), dated September 27, 2017(2)
10.2	Employment Agreement with Jon R. Sabes, dated June 14, 2011(4)
10.3	Employment Agreement with Steven F. Sabes, dated June 14, 2011(4)
10.4	Employment Agreement with William B. Acheson, dated June 30, 2017(9)
10.5	2013 Stock Incentive Plan(12)
10.6	Form of Stock Option Agreement used with 2013 Stock Incentive Plan(13)
21	List of Subsidiaries (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.1	Section 302 Certification of the Chief Executive Officer (filed herewith)
31.2	Section 302 Certification of the Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99.1	Letter from Model Actuarial Pricing Systems, LP, dated March 7, 2018 (filed herewith)
99.2	Portfolio of Life Insurance Policies as of December 31, 2017 (filed herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

____________

(1)      Incorporated by reference to Form S-1 Registration Statement filed on June 14, 2011 (File No. 333-174887).

(2)      Incorporated by reference to Current Report on Form 8-K filed on September 29, 2017.

(3)      Incorporated by reference to Form S-1/A Registration Statement filed on August 23, 2011 (File No. 333-174887).

(4)      Incorporated by reference to Form S-1/A Registration Statement filed on September 20, 2011 (File No. 333-174887).

(5)      Incorporated by reference to Current Report on Form 8-K filed on October 26, 2017.

(6)      Incorporated by reference to Annual Report on Form 10-K filed on March 15, 2017.

(7)      Incorporated by reference to Quarterly Report on Form 10-Q filed on August 8, 2014.

(8)      Incorporated by reference to Annual Report on Form 10-K filed on March 22, 2016.

(9)      Incorporated by reference to Current Report on Form 8-K filed on June 30, 2017.

(10)   Incorporated by reference to Current Report on Form 8-K filed on February 22, 2017.

(11)   Incorporated by reference to Form S-1/A Registration Statement filed on October 23, 2015 (File No. 333-206626).

(12)   Incorporated by reference to Current Report on Form 8-K filed on May 10, 2017.

(13)   Incorporated by reference to Form S-1/A Registration Statement filed on June 6, 2014 (File No. 333-195505).

(14)   Incorporated by reference to Form S-1/A Registration Statement filed on February 7, 2017 (File No. 333-214896).

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GWG HOLDINGS, INC.

Date: March 29, 2018	By:	/s/ Jon R. Sabes
Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jon R. Sabes and William B. Acheson, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her, and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below, as of March 29, 2018, by the following persons on behalf of the registrant and in the capacities indicated below.

Signature	Title

/s/ Jon R. Sabes	Chief Executive Officer, Director and Executive Chairman
Jon R. Sabes	(Principal Executive Officer)

/s/ William B. Acheson	Chief Financial Officer
William B. Acheson	(Principal Financial and Accounting Officer)

/s/ Steven F. Sabes	Chief Operating Officer — Life Epigenetics Inc., Director and Secretary
Steven F. Sabes

/s/ Mark Schwarzmann	Director
Mark Schwarzmann

/s/ David H. Abramson	Director
David H. Abramson

/s/ Shawn R. Gensch	Director
Shawn R. Gensch

/s/ Charles H. Maguire III	Director
Charles H. Maguire III

/s/ Jeffrey L. McGregor	Director
Jeffrey L. McGregor