Form 10-Q
period 2018-03-31
GWG Holdings, Inc.
filed 2018-05-11
CIK 1522690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

________________

FORM 10-Q

________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from _________ to ________

Commission File Number: None

________________

GWG HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

________________

Delaware	26-2222607
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 South Sixth Street, Suite 1200

Minneapolis, MN 55402

(Address of principal executive offices, including zip code)

(612) 746-1944

(Registrant’s telephone number, including area code)

________________

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

As of May 11, 2018, GWG Holdings, Inc. had 5,813,555 shares of common stock outstanding.

GWG HOLDINGS, INC.

Index to Form 10-Q

for the Quarter Ended March 31, 2018

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Cash and cash equivalents	$141,212,907	$114,421,491
Restricted cash	16,552,256	28,349,685
Investment in life insurance policies, at fair value	687,389,479	650,527,353
Secured MCA advances	1,639,818	1,661,774
Life insurance policy benefits receivable	12,302,730	16,658,761
Other assets	7,402,317	7,237,110
TOTAL ASSETS	$866,499,507	$818,856,174

LIABILITIES & STOCKHOLDERS’ EQUITY
LIABILITIES
Senior credit facility with LNV Corporation	$209,447,613	$212,238,192
L Bonds	469,729,977	447,393,568
Accounts payable	3,611,900	6,394,439
Interest and dividends payable	15,896,267	15,427,509
Other accrued expenses	4,066,763	3,730,723
TOTAL LIABILITIES	$702,752,520	$685,184,431

STOCKHOLDERS’ EQUITY

REDEEMABLE PREFERRED STOCK
(par value $0.001; shares authorized 100,000; shares outstanding 98,358 and 98,611; liquidation preference of $98,932,000 and $99,186,000 as of March 31, 2018 and December 31, 2017, respectively)	90,915,026	92,840,243

SERIES 2 REDEEMABLE PREFERRED STOCK
(par value $0.001; shares authorized 150,000; shares outstanding 134,951 and 88,709; liquidation preference of $135,712,000 and $89,208,000 as of March 31, 2018 and December 31, 2017, respectively)	121,454,205	80,275,204
COMMON STOCK
(par value $0.001: shares authorized 210,000,000; shares issued and outstanding 5,813,555 as of both March 31, 2018 and December 31, 2017)	5,813	5,813
Additional paid-in capital	—	—
Accumulated deficit	(48,628,057)	(39,449,517)
TOTAL STOCKHOLDERS’ EQUITY	163,746,987	133,671,743

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$866,499,507	$818,856,174

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
REVENUE
Gain on life insurance policies, net	$13,868,745	$19,399,819
MCA income	66,810	246,577
Interest and other income	606,117	441,949
TOTAL REVENUE	14,541,672	20,088,345

EXPENSES
Interest expense	16,063,337	13,244,215
Employee compensation and benefits	3,742,669	3,163,062
Legal and professional fees	1,173,629	946,348
Other expenses	2,740,577	2,780,322
TOTAL EXPENSES	23,720,212	20,133,947

INCOME (LOSS) BEFORE INCOME TAXES	(9,178,540)	(45,602)
INCOME TAX EXPENSE (BENEFIT)	—	(500)

NET INCOME (LOSS)	(9,178,540)	(45,102)

Preferred stock dividends	3,704,484	1,867,760
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(12,883,024)	$(1,912,862)

NET INCOME (LOSS) PER SHARE
Basic	$(2.22)	$(0.32)
Diluted	$(2.22)	$(0.32)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,813,555	5,912,946
Diluted	5,813,555	5,912,946

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(9,178,540)	$(45,102)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Change in fair value of life insurance policies	(16,645,594)	(13,883,833)
Amortization of deferred financing and issuance costs	2,263,188	2,666,203
Deferred income taxes	—	(500)
Preferred stock issued in lieu of cash dividends	—	336,789
(Increase) decrease in operating assets:
Life insurance policy benefits receivable	4,356,031	(3,630,000)
Other assets	(165,207)	1,426,318
Increase (decrease) in operating liabilities:
Accounts payable and other accrued expenses	(1,545,208)	1,209,417
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(20,915,330)	(11,920,708)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	(25,299,825)	(22,689,333)
Carrying value of matured life insurance policies	5,083,294	2,368,974
Proceeds from Secured MCA advances	88,766	770,387
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(20,127,765)	(19,549,972)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on (repayments of) Senior Credit Facilities	(3,054,335)	(3,254,500)
Payments for issuance of senior debt	—	(114,294)
Payments for redemption of Series I Secured Notes	—	(5,449,889)
Proceeds from issuance of L Bonds	36,661,099	24,868,659
Payments for issuance and redemption of L Bonds	(12,245,448)	(24,171,597)
Repurchase of common stock	—	(1,603,560)
Proceeds from issuance of preferred stock	41,865,169	27,179,194
Payment for issuance of preferred stock	(3,157,695)	(2,017,487)
Payment for redemption of preferred stock	(327,224)	(386,739)
Preferred stock dividends	(3,704,484)	(1,867,760)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	56,037,082	13,182,027

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,993,987	(18,288,653)

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
BEGINNING OF PERIOD	142,771,176	116,313,578
END OF PERIOD	$157,765,163	$98,024,925

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED

(unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$13,475,000	$10,471,000
Premiums paid, including prepaid	$11,833,000	$10,960,000
Stock-based compensation	$213,000	$303,000
Payments for exercised stock options	$37,000	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
L Bonds:
Conversion of accrued interest and commissions payable to principal	$342,000	$508,000
Conversion of maturing L Bonds to redeemable preferred stock	$4,421,000	$—
Series A Preferred Stock:
Issuance of Series A Preferred Stock in lieu of cash dividends	$—	$171,000
Investment in life insurance policies included in accounts payable	$1,350,000	$1,237,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Preferred Stock Shares	Preferred Stock	Common Shares	Common Stock (par)	Additional Paid-in Capital	Accumulated Deficit	Total Equity
Balance, December 31, 2016	2,699,704	$78,726,297	5,980,190	$5,980	$7,383,515	$(18,817,294)	$67,298,498

Net loss	—	—	—	—	—	(20,632,223)	(20,632,223)

Issuance of common stock	—	—	33,810	33	320,970	—	321,003

Redemption of common stock	—	—	(200,445)	(200)	(1,603,360)	—	(1,603,560)

Issuance of Series A preferred stock	71,237	498,659	—	—	—	—	498,659

Redemption of Series A preferred stock	(2,711,916)	(20,199,792)	—	—	—	—	(20,199,792)

Issuance of redeemable preferred stock	129,622	122,933,106	—	—	(2,338,457)	—	120,594,649

Redemption of redeemable preferred stock	(1,328)	(1,327,776)	—	—	—	—	(1,327,776)

Preferred stock dividends	—	(8,925,807)	—	—	(3,776,534)	—	(12,702,341)

Stock-based compensation	—	1,410,760	—	—	13,866	—	1,424,626

Balance, December 31, 2017	187,319	$173,115,447	5,813,555	$5,813	$—	$(39,449,517)	$133,671,743

Net income	—	—	—	—	—	(9,178,540)	(9,178,540)

Issuance of redeemable preferred stock	46,317	43,159,571	—	—	—	—	43,159,571

Redemption of redeemable preferred stock	(327)	(327,224)	—	—	—	—	(327,224)

Preferred stock dividends	—	(3,704,484)	—	—	—	—	(3,704,484)

Stock-based compensation	—	125,921	—	—	—	—	125,921

Balance, March 31, 2018	233,309	$212,369,231	5,813,555	$5,813	$—	$(48,628,057)	$163,746,987

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Nature of Business and Summary of Significant Accounting Policies

Nature of Business — We are a financial services company committed to disrupting and transforming the life insurance and related industries. We built our business by creating opportunities for consumers to obtain significantly more value for their life insurance policies in a secondary market as compared to the traditional options offered by the insurance industry. We are enhancing and extending our activities in the life insurance industry through innovation in our products and services, business processes, financing strategies, and advanced epigenetic technologies. At the same time, we are creating opportunities for investors to receive income and capital appreciation from our investment activities in the life insurance and related industries.

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

Use of Estimates — The preparation of our condensed consolidated financial statements in conformity with the Generally Accepted Accounting Principles in the United States of America (GAAP) requires management to make significant estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of revenue during the reporting period. We regularly evaluate estimates and assumptions, which are based on current facts, historical experience, management’s judgment, and various other factors that we believe to be reasonable under the circumstances. Our actual results may differ materially and adversely from our estimates. The most significant estimates with regard to these condensed consolidated financial statements relate to (1) the determination of the assumptions used in estimating the fair value of our investments in life insurance policies and (2) the value of our deferred tax assets and liabilities.

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

Life Insurance Policies — Accounting Standards Codification 325-30, Investments in Insurance Contracts permits a reporting entity to account for its investments in life insurance policies using either the investment method or the fair value method. We elected to use the fair value method to account for our life insurance policies. We initially record our purchase of life insurance policies at the transaction price, which is the amount paid for the policy, inclusive of all external fees and costs associated with the acquisition. At each subsequent reporting period, we re-measure the investment at fair value in its entirety and recognize the change in fair value as unrealized gain or loss in the current period, net of premiums paid, within gain on life insurance policies, net in our condensed consolidated statements of operations.

In a case where our acquisition of a policy is not complete as of a reporting date, but we have nonetheless advanced direct costs and deposits for the acquisition, those costs and deposits are recorded as other assets on our condensed consolidated balance sheets until the acquisition is complete and we have secured title to the policy. On both March 31, 2018 and December 31, 2017, a total of $0 of our other assets comprised direct costs and deposits that we had advanced for life insurance policy acquisitions.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Nature of Business and Summary of Significant Accounting Policies (cont.)

We also recognize realized gain (or loss) from a life insurance policy upon one of the two following events: (1) our receipt of notice or verified mortality of the insured; or (2) our sale of the policy (upon filing of change-of-ownership forms and receipt of payment). In the case of mortality, the gain (or loss) we recognize is the difference between the policy benefits and the carrying value of the policy once we determine that collection of the policy benefits is realizable and reasonably assured. In the case of a policy sale, the gain (or loss) we recognize is the difference between the sale price and the carrying value of the policy on the date we receive sale proceeds.

Other Assets — Life Epigenetics is engaged in various life insurance related businesses and activities related to its exclusive license for the “DNA Methylation Based Predictor of Mortality” technology for the life insurance industry. The cost of entering into this license agreement is included in other assets on our condensed consolidated balance sheets.

To maintain the Company’s life insurance provider licenses in certain states, we are required to keep cash security deposits with the states’ licensing authorities. Security deposits included in other assets were $575,000 at both March 31, 2018 and December 31, 2017.

Stock-Based Compensation — We measure and recognize compensation expense for all stock-based payments at fair value on the grant date over the requisite service period. We use the Black-Scholes option pricing model to determine the weighted-average fair value of options. For restricted stock grants, fair value is determined as of the closing price of our common stock on the date of grant. Stock-based compensation expense is recorded in general and administrative expenses based on the classification of the employee or vendor. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as by assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards and the expected duration.

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

Deferred Financing and Issuance Costs — Loans advanced to us under our senior credit facility with LNV Corporation, as described in Note 6, are reported net of financing costs, including issuance costs, sales commissions and other direct expenses, which are amortized using the straight-line method over the term of the facility. We had no loans advanced to us under our senior credit facility with Autobahn Funding Company during the year ended December 31, 2017, as described in Note 5. The Series I Secured Notes and L Bonds, as respectively described in Notes 7 and 8, are reported net of financing costs, which are amortized using the interest method over the term of those borrowings. The Series A Convertible Preferred Stock (“Series A”), as described in Note 9, was reported net of financing costs (including the fair value of warrants issued), all of which were fully amortized using the interest method as of December 31, 2017. Selling and issuance costs of Redeemable Preferred Stock (“RPS”) and Series 2 Redeemable Preferred Stock (“RPS 2”), described in Notes 10 and 11, are netted against additional paid-in-capital, if any, and then against the outstanding balance of the preferred stock.

Earnings (loss) per Share — Basic earnings (loss) per share attributable to common shareholders are calculated using the weighted-average number of shares outstanding during the reported period. Diluted earnings (loss) per share are calculated based on the potential dilutive impact of our Series A, RPS, RPS 2, warrants and stock options. Due to our net loss attributable to common shareholders for the three months ended March 31, 2018, there are no dilutive securities.

Recently Issued Accounting Pronouncements — On February 25, 2016, the FASB issued Accounting Standards Update 2016-02 Leases (“ASU 2016-02”). The new guidance is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 provides more transparency and comparability in the financial statements of lessees by recognizing all leases with a term greater than twelve months on the balance sheet. Lessees will also be required to disclose key information about their leases. Early adoption is permitted. We are currently evaluating the impact of the adoption of this pronouncement and have not yet adopted ASU 2016-02 as of March 31, 2018.

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

In November 2016, the FASB issued Accounting Standards Update 2016-18 (“ASU 2016-18”), which amends ASC 230 Statement of Cash Flows to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The guidance, to be applied retrospectively when adopted, requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. We adopted ASU 2016-18 as of March 31, 2018. The impact of the adoption was not material to the financial statements.

(2) Restrictions on Cash

Under the terms of our senior credit facility with LNV Corporation (discussed in Note 6), we are required to maintain collection and payment accounts that are used to collect policy benefits from pledged policies, pay annual policy premiums, interest and other charges under the facility, and distribute funds to pay down the facility. The agents for the lender authorize the disbursements from these accounts. At March 31, 2018 and December 31, 2017, there was a balance of $11,735,000 and $19,967,000, respectively, in these collection and payment accounts.

To fund the Company’s acquisition of life insurance policies, we are required to maintain escrow accounts. Distributions from these accounts are made according to life insurance policy purchase contracts. At March 31, 2018 and December 31, 2017, there was a balance of $4,818,000 and $8,383,000, respectively, in the Company’s escrow accounts.

(3) Investment in Life Insurance Policies

Life insurance policies are valued based on unobservable inputs that are significant to their overall fair value. Changes in the fair value of these policies, net of premiums paid, are recorded in gain on life insurance policies, net in our condensed consolidated statements of operations. Fair value is determined on a discounted cash flow basis that incorporates life expectancy assumptions generally derived from reports obtained from widely accepted life expectancy providers, other than insured lives covered under small face amount policies (i.e., $1 million in face value benefits or less), assumptions relating to cost-of-insurance (premium) rates and other assumptions. The discount rate we apply incorporates current information about discount rates applied by other public reporting companies owning portfolios of life insurance policies, the discount rates observed in the life insurance secondary market, market interest rates, the estimated credit exposure to the insurance companies that issued the life insurance policies and management’s estimate of the operational risk premium a purchaser would require to receive the future cash flows derived from our portfolio as a whole. Management has discretion regarding the combination of these and other factors when determining the discount rate. As a result of management’s analysis, a discount rate of 10.45% was applied to our portfolio as of both March 31, 2018 and December 31, 2017.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(3) Investment in Life Insurance Policies (cont.)

A summary of our policies, organized according to their estimated life expectancy dates as of the reporting date, is as follows:

	As of March 31, 2018			As of December 31, 2017
Years Ending December 31,	Number of Policies	Estimated Fair Value	Face Value	Number of Policies	Estimated Fair Value	Face Value
2018	7	$4,584,000	$4,889,000	8	$4,398,000	$4,689,000
2019	39	48,373,000	62,030,000	48	63,356,000	83,720,000
2020	82	82,265,000	129,005,000	87	79,342,000	127,373,000
2021	95	95,308,000	164,094,000	98	96,154,000	170,695,000
2022	113	102,343,000	202,210,000	90	85,877,000	181,120,000
2023	93	74,048,000	181,905,000	93	69,467,000	175,458,000
2024	103	78,156,000	225,134,000	100	77,638,000	228,188,000
Thereafter	410	202,312,000	788,799,000	374	174,295,000	704,905,000
Totals	942	687,389,000	1,758,066,000	898	$650,527,000	$1,676,148,000

We recognized life insurance benefits of $14,504,000 and $18,975,000 during the three months ended March 31, 2018 and 2017, respectively, related to policies with a carrying value of $5,083,000 and $2,369,000, respectively, and as a result recorded realized gains of $9,421,000 and $16,606,000.

Reconciliation of gain on life insurance policies:

	March 31, 2018	March 31, 2017
Change in estimated probabilistic cash flows	$19,005,000	$14,034,000
Unrealized gain on acquisitions	6,974,000	10,602,000
Premiums and other annual fees	(12,197,000)	(11,090,000)
Change in discount rates(1)	—	—
Change in life expectancy evaluation(2)	(4,868,000)	(1,942,000)
Face value of matured policies	14,504,000	18,975,000
Fair value of matured policies	(9,549,000)	(11,179,000)
Gain on life insurance policies, net	$13,869,000	$19,400,000

____________

(1)      The discount rate applied to estimate the fair value of the portfolio of life insurance policies we own was 10.45% as of March 31, 2018 and 10.96% as of March 31, 2017. The carrying value of policies acquired during each quarterly reporting period is adjusted to current fair value using the fair value discount rate applied to the entire portfolio as of that reporting date.

(2)      The change in fair value due to updating life expectancy estimates on certain life insurance policies in our portfolio.

We currently estimate that premium payments and servicing fees required to maintain our current portfolio of life insurance policies in force for the next five years, assuming no mortalities, are as follows:

Years Ending December 31,	Premiums	Servicing	Premiums and Servicing Fees
Nine months ending December 31, 2018	$41,177,000	995,000	42,172,000
2019	61,480,000	1,327,000	62,807,000
2020	70,661,000	1,327,000	71,988,000
2021	80,949,000	1,327,000	82,276,000
2022	92,191,000	1,327,000	93,518,000
2023	102,177,000	1,327,000	103,504,000
	$448,635,000	7,630,000	456,265,000

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(3) Investment in Life Insurance Policies (cont.)

Management anticipates funding the majority of the premium payments estimated above with additional borrowing capacity, created as the premiums and servicing costs of pledged life insurance policies become due, under the amended and restated senior credit facility with LNV Corporation as described in Note 6 and the net proceeds from our offering of L Bonds as described in Note 8. Management anticipates funding premiums and servicing costs of non-pledged life insurance policies with proceeds from the receipt of policy benefits from our portfolio of life insurance policies and net proceeds from our offering of L Bonds. The proceeds of these capital sources may also be used for the purchase, policy premiums and servicing costs of additional life insurance policies as well as for other working capital and financing expenditures including paying principal, interest and dividends.

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

Level 3 Valuation Process

The estimated fair value of our portfolio of life insurance policies is determined on a quarterly basis by management  taking into consideration changes in discount rate assumptions, estimated premium payments and life expectancy estimate assumptions, as well as any changes in economic and other relevant conditions. The discount rate incorporates current information about discount rates applied by other reporting companies owning portfolios of life insurance policies, the discount rates observed in the life insurance secondary market, market interest rates, the estimated credit

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(4) Fair Value Definition and Hierarchy (cont.)

exposure to the insurance company that issued the life insurance policy and management’s estimate of the operational risk premium a purchaser would require to receive the future cash flows derived from our portfolio as a whole. Management has discretion regarding the combination of these and other factors when determining the discount rate.

These inputs are then used to estimate the discounted cash flows from the portfolio using the Model Actuarial Pricing System (“MAPS”) probabilistic and stochastic portfolio pricing model, which estimates the expected cash flows using various mortality probabilities and scenarios. The valuation process includes a review by senior management as of each valuation date. We also engage MAPS to independently test the accuracy of the valuations using the inputs we provide on a quarterly basis. A copy of a letter documenting the MAPS calculation is filed as Exhibit 99.1 to this report.

The following table reconciles the beginning and ending fair value of our Level 3 investments in our portfolio of life insurance policies for the periods ended March 31, as follows:

	Three Months Ended
	March 31, 2018	March 31, 2017
Beginning balance	$650,527,000	$511,192,000
Purchases	25,300,000	22,690,000
Maturities (initial cost basis)	(5,083,000)	(2,369,000)
Net change in fair value	16,645,000	13,884,000
Ending balance	$687,389,000	$545,397,000

In the past, we periodically updated the life expectancy estimates on the insured lives in our portfolio, other than insured lives covered under small face amount policies (i.e., $1 million in face value benefits or less), on a continuous rotating three-year cycle, and through that effort attempted to update life expectancies for approximately one-twelfth of our portfolio each quarter. Currently, however, the terms of our senior credit facility with LNV Corporation require us to update the life expectancy estimates every two years, on policies pledged to them, beginning from the date of the amended facility.

The following table summarizes the inputs utilized in estimating the fair value of our portfolio of life insurance policies:

	As of March 31, 2018	As of December 31, 2017
Weighted-average age of insured, years*	81.9	81.7
Weighted-average life expectancy, months*	82.3	82.4
Average face amount per policy	$1,866,000	$1,867,000
Discount rate	10.45%	10.45%

____________

(*)      Weighted-average by face amount of policy benefits

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(4) Fair Value Definition and Hierarchy (cont.)

Life expectancy estimates and market discount rates for a portfolio of life insurance policies are inherently uncertain and the effect of changes in estimates may be significant. For example, if the life expectancy estimates were increased or decreased by four and eight months on each outstanding policy, and the discount rates were increased or decreased by 1% and 2%, with all other variables held constant, the fair value of our investment in life insurance policies would increase or decrease as summarized below:

Change in Fair Value of the Investment in Life Insurance Policies

	Change in life expectancy estimates
	minus 8 months	minus 4 months	plus 4 months	plus 8 months
March 31, 2018	$91,196,000	$45,252,000	$(44,850,000)	$(88,987,000)
December 31, 2017	$86,391,000	$42,886,000	$(42,481,000)	$(84,238,000)

	Change in discount rate
	minus 2%	minus 1%	plus 1%	plus 2%
March 31, 2018	$71,950,000	$34,419,000	$(31,645,000)	$(60,809,000)
December 31, 2017	$68,117,000	$32,587,000	$(29,964,000)	$(57,583,000)

Other Fair Value Considerations

The carrying value of receivables, prepaid expenses, accounts payable and accrued expenses approximate fair value due to their short-term maturities and low credit risk. Using the income-based valuation approach, the estimated fair value of our L Bonds, having an aggregate face value of $483,782,000 as of March 31, 2018, is approximately $491,724,000 based on a weighted-average market interest rate of 6.74%. The carrying value of the senior credit facility with LNV Corporation reflects interest charged at 12-month LIBOR plus an applicable margin. The margin represents our credit risk, and the strength of the portfolio of life insurance policies collateralizing the debt. The overall rate reflects market, and the carrying value of the facility approximates fair value.

GWG MCA participates in the merchant cash advance industry by directly advancing sums to merchants and lending money, on a secured basis, to companies that advance sums to merchants. Each quarter, we review the carrying value of these cash advances, and determine if an impairment reserve is necessary. At March 31, 2018 one of our secured cash advances was impaired. Specifically, the secured loan to Nulook Capital LLC had an outstanding balance of $1,938,000 and a loan loss reserve of $1,908,000 at March 31, 2018. We deem fair value to be the estimated collectible value on each loan or advance made from GWG MCA. Where we estimate the collectible amount to be less than the outstanding balance, we record a reserve for the difference, referred to as an impairment charge. We did not record an impairment charge in the three months periods ended March 31, 2018 or March 31, 2017.

The following table summarizes outstanding warrants (discussed in Note 13) as of March 31, 2018:

Month issued	Warrants issued	Fair value per share	Risk free rate	Volatility	Term
September 2014	16,000	$1.26	1.85%	17.03%	5 years
	16,000

 (5) Credit Facility — Autobahn Funding Company LLC

On September 12, 2017, we terminated our $105 million senior credit facility with Autobahn Funding Company LLC, the Credit and Security Agreement governing the facility as well as the related pledge agreement, pursuant to which our obligations under the facility were secured. We paid off in full all obligations under the facility on September 14, 2016, and since that date, we have had no amounts outstanding under the facility.

The Credit and Security Agreement contained certain financial and non-financial covenants, and we were in compliance with these covenants during the year ended December 31, 2017 until the date of termination.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(6) Credit Facility — LNV Corporation

On September 27, 2017, we entered into an amended and restated senior credit facility with LNV Corporation as lender through our subsidiary GWG DLP Funding IV, LLC (“DLP IV”). The Amended and Restated Loan Agreement governing the facility makes available a total of up to $300,000,000 in credit with a maturity date of September 27, 2029. Additional advances are available under the Amended and Restated Loan Agreement at the LIBOR rate as defined in the Amended and Restated Loan Agreement. Advances are available as the result of additional borrowing base capacity, created as the premiums and servicing costs of pledged life insurance policies become due. Interest will accrue on amounts borrowed under the Amended and Restated Loan Agreement at an annual interest rate, determined as of each date of borrowing or quarterly if there is no borrowing, equal to (A) the greater of 12-month LIBOR or the federal funds rate (as defined in the agreement) plus one-half of one percent per annum, plus (B) 7.50% per annum. The effective rate at March 31, 2018 was 9.63%. Interest payments are made on a quarterly basis.

As of March 31, 2018, approximately 78.1% of the total face value of our portfolio is pledged to LNV Corporation. The amount outstanding under this facility was $219,470,000 and $222,525,000 at March 31, 2018 and December 31, 2017, respectively. Obligations under the facility are secured by a security interest in DLP IV’s assets, for the benefit of the lenders under the Amended and Restated Loan Agreement, through an arrangement under which Wells Fargo serves as securities intermediary. The life insurance policies owned by DLP IV do not serve as direct collateral for the obligations of GWG Holdings under the L Bonds. The difference between the amount outstanding and the carrying amount on our condensed consolidated balance sheets is due to netting of unamortized debt issuance costs.

The Amended and Restated Loan Agreement has certain financial and nonfinancial covenants, and we were in compliance with these covenants at March 31, 2018 and December 31, 2017.

(7) Series I Secured Notes

Series I Secured Notes were legal obligations of GWG Life and were privately offered and sold from August 2009 through June 2011. On September 8, 2017, we redeemed all outstanding Series I Secured Notes for an aggregate of $6,815,000.

(8) L Bonds

Our L Bonds are legal obligations of GWG Holdings. Obligations under the L Bonds are secured by the assets of GWG Holdings and by GWG Life, as a guarantor, and are subordinate to the obligations under our senior credit facility (see Note 6). We began publicly offering and selling L Bonds in January 2012 under the name “Renewable Secured Debentures”. These debt securities were re-named “L Bonds” in January 2015. L Bonds are publicly offered and sold on a continuous basis under a registration statement permitting us to sell up to $1.0 billion in principal amount of L Bonds. On December 1, 2017, an additional public offering was declared effective permitting us to sell up to $1.0 billion in principal amount of L Bonds on a continuous basis. The new offering is a follow-on to the previous L Bond offering and contains the same terms and features. We are party to an indenture governing the L Bonds dated October 19, 2011, as amended (“Indenture”), under which GWG Holdings is obligor, GWG Life is guarantor, and Bank of Utah serves as indenture trustee. The Indenture contains certain financial and non-financial covenants, and we were in compliance with these covenants at March 31, 2018 and December 31, 2017.

The bonds have renewal features under which we may elect to permit their renewal, subject to the right of bondholders to elect to receive payment at maturity. Interest is payable monthly or annually depending on the election of the investor.

At March 31, 2018 and December 31, 2017, the weighted-average interest rate of our L Bonds was 7.24% and 7.29%, respectively. The principal amount of L Bonds outstanding was $483,782,000 and $461,427,000 at March 31, 2018 and December 31, 2017, respectively. The difference between the amount of outstanding L Bonds and the carrying amount on our condensed consolidated balance sheets is due to netting of unamortized deferred issuance costs, cash receipts for new issuances and payments of redemptions in process. Amortization of deferred issuance costs were $1,999,000 and $1,929,000 for the three months ended March 31, 2018 and 2017, respectively. Future expected amortization of deferred financing costs as of March 31, 2018 is $16,214,000 in total over the next seven years.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(8) L Bonds (cont.)

Future contractual maturities of L Bonds, and future amortization of their deferred financing costs, at March 31, 2018 are as follows:

Years Ending December 31,	Contractual Maturities	Amortization of Deferred Financing Costs
Nine months ending December 31, 2018	$80,988,000	$699,000
2019	151,102,000	3,753,000
2020	93,940,000	3,605,000
2021	44,460,000	1,934,000
2022	39,938,000	2,015,000
2023	26,389,000	1,402,000
Thereafter	46,965,000	2,806,000
	$483,782,000	$16,214,000

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

Purchasers of Series A in our offering received warrants to purchase an aggregate of 416,000 shares of our common stock at an exercise price of $12.50 per share. As of March 31, 2018 and December 31, 2017, all of these warrants have expired and none of them had been exercised.

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

As of March 31, 2018, we had sold 135,276 shares of RPS 2 for aggregate gross consideration of $135,276,000 and incurred approximately $9,300,000 of selling costs related to the sale of those shares. Subsequent to March 31, 2018, we closed the RPS 2 offering to additional investors in April 2018.

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

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(12) Income Taxes

We had a current income tax liability of $0 as of both March 31, 2018 and December 31, 2017. The components of our income tax expense (benefit) and the reconciliation at the statutory federal tax rate to our actual income tax expense (benefit) for the three months ended March 31, 2018 and 2017 consisted of the following:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
Statutory federal income tax (benefit)	$(1,928,000)	21.0%	$(15,500)	34.0%
State income taxes (benefit), net of federal benefit	(701,000)	7.6%	(1,000)	3.1%
Change in valuation allowance	2,604,000	(28.4)%	—	-%
Other permanent differences	25,000	(0.2)%	16,000	(36.0)%
Total income tax expense (benefit)	$—	—	$(500)	1.1%

The tax effects of temporary differences that give rise to deferred income taxes were as follows:

	As of March 31, 2018	As of December 31, 2017
Deferred tax assets:
Note Receivable from related party	$1,437,000	$1,437,000
Net operating loss carryforwards	11,445,000	9,995,000
Other assets	1,641,000	1,724,000
Subtotal	$14,523,000	$13,156,000
Valuation allowance	(8,990,000)	(6,386,000)
Deferred tax assets	$5,533,000	$6,770,000

Deferred tax liabilities:
Investment in life insurance policies	$(5,414,000)	$(6,630,000)
Other liabilities	(119,000)	(140,000)
Net deferred tax asset (liability)	$—	$—

At March 31, 2018 and December 31, 2017, we had federal net operating loss (“NOL”) carryforwards of $39,820,000 and $34,775,000, respectively. The NOL carryforwards will begin to expire in 2031. Future utilization of NOL carryforwards is subject to limitations under Section 382 of the Internal Revenue Code. This section generally relates to a more than 50 percent change in ownership over a three-year period. We currently do not believe that any prior issuance of common stock has resulted in an ownership change under Section 382 through March 31, 2018.

We provide for a valuation allowance when it is not considered “more likely than not” that our deferred tax assets will be realized. As of March 31, 2018, based on all available evidence, we have provided a valuation allowance against our total net deferred tax asset of $8,990,000 due to uncertainty as to the realization of our deferred tax assets during the carryforward periods.

On December 22, 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act (“Tax Reform Bill”). The Tax Reform Bill changed existing United States tax law, including a reduction of the U.S. corporate income tax rate. The Company re-measured deferred taxes as of the date of enactment, reflecting those changes within deferred tax assets as of December 31, 2017.

ASC 740 requires the reporting of certain tax positions that do not meet a threshold of “more-likely-than-not” to be recorded as uncertain tax benefits. It is management’s responsibility to determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation, based upon the technical merits of the position. Management has reviewed all income tax positions taken or expected to be

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(12) Income Taxes (cont.)

taken for all open years and has determined that the income tax positions are appropriately stated and supported. We do not anticipate that the total unrecognized tax benefits will significantly change prior to December 31, 2018.

Under our accounting policies, interest and penalties on unrecognized tax benefits, as well as interest received from favorable tax settlements are recognized as components of income tax expense. At March 31, 2018 and December 31, 2017, we recorded no accrued interest or penalties related to uncertain tax positions.

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

In conjunction with the initial public offering our Company issued warrants to purchase 16,000 shares of common stock at an exercise price of $15.63 per share. As of March 31, 2018, none of these warrants had been exercised. The remaining life of these warrants at March 31, 2018 was 1.5 years.

(14) Stock Incentive Plan

We adopted our 2013 Stock Incentive Plan in March 2013, as amended on June 1, 2015 and May 5, 2017. The Compensation Committee of our Board of Directors is responsible for the administration of the plan. Participants under the plan may be granted incentive stock options and non-statutory stock options; stock appreciation rights; stock awards; restricted stock; restricted stock units; and performance shares. Eligible participants include officers and employees of GWG Holdings and its subsidiaries, members of our Board of Directors, and consultants. Awards generally expire 10 years from the date of grant. As of March 31, 2018, 3,000,000 common stock options are authorized under the plan, of which 869,830 remain available for issuance.

On May 8, 2018 our common shareholders approved an amendment to our 2013 Stock Incentive Plan increasing the total awards issuable under the plan to 6,000,000.

Stock Options

As of March 31, 2018, we had outstanding stock options for 1,609,000 shares of common stock to employees, officers, and directors under the plan. Options for 945,000 shares have vested, and the remaining options are scheduled to vest over three years. The options were issued with an exercise price between $6.35 and $10.38 for those beneficially owning more than 10% of our common stock, and between $4.83 and $11.00 for all others, which is equal to the market price of the shares on the date of grant. The expected annualized volatility used in the Black-Scholes model valuation of options issued during the three months ended March 31, 2018 was 20.5%. The annual volatility rate is based on the standard deviation of the average continuously compounded rate of return of five selected comparable companies. As of March 31, 2018, stock options for 693,000 shares had been forfeited and stock options for 178,000 shares had been exercised.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(14) Stock Incentive Plan (cont.)

Outstanding stock options:

	Vested	Un-vested	Total
Balance as of December 31, 2016	738,065	844,334	1,582,399
Granted during the year	61,099	367,500	428,599
Vested during the year	327,061	(327,061)	—
Exercised during the year	(126,498)	—	(126,498)
Forfeited during the year	(142,535)	(105,017)	(247,552)
Balance as of December 31, 2017	857,192	779,756	1,636,948
Granted during the quarter	1,000	3,000	4,000
Vested during the quarter	111,006	(111,006)	—
Exercised during the quarter	(23,834)	—	(23,834)
Forfeited during the quarter	(750)	(7,499)	(8,249)
Balance as of March 31, 2018	944,614	664,251	1,608,865

As of March 31, 2018, unrecognized compensation expense related to un-vested options is $935,000. We expect to recognize this compensation expense over the next three years ($410,000 in 2018, $399,000 in 2019, $125,000 in 2020, and $1,000 in 2021).

Stock Appreciation Rights (SARs)

As of March 31, 2018, we had outstanding SARs for 343,000 shares of the common stock to employees. The strike price of the SARs was between $7.84 and $10.38, which was equal to the market price of the common stock at the date of issuance. As of March 31, 2018, 194,000 of the SARs were vested. On March 31, 2018, the market price of GWG’s common stock was $8.50.

Outstanding SARs:

	Vested	Un-vested	Total
Balance as of December 31, 2016	106,608	133,127	239,735
Granted during the year	13,001	91,986	104,987
Vested during the year	69,444	(69,444)	—
Forfeited during the year	—	(1,750)	(1,750)
Balance as of December 31, 2017	189,053	153,919	342,972
Granted during the quarter	—	—	—
Vested during the quarter	13,392	(13,392)	—
Forfeited during the quarter	—	—	—
Balance as of March 31, 2018	202,445	140,527	342,972

The liability for the SARs as of March 31, 2018 and December 31, 2017 was $601,000 and $551,000, respectively, and was recorded within other accrued expenses on the condensed consolidated balance sheets. Employee compensation and benefits expense for SARs of $50,000 and $289,000 was recorded for the three months ended March 31, 2018 and 2017, respectively.

Upon the exercise of SARs, the Company is obligated to make cash payment equal to the positive difference between the fair market value of the Company’s common stock on the date of exercise less the fair market value of the common stock on the date of grant.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(14) Stock Incentive Plan (cont.)

The following summarizes information concerning outstanding shares issuable under the 2013 Stock Incentive Plan:

	March 31, 2018
	Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Life (years)	Fair Value at Grant Date
Vested
Stock Options	944,614	$8.13	6.07	$1.78
SARs	202,445	$8.62	5.63	$1.89
Total Vested	1,147,059	$8.22	5.99	$1.80

Unvested
Stock Options	664,251	$9.32	7.21	$2.21
SARs	140,527	$9.11	6.01	$2.06
Total Unvested	804,778	$9.28	7.00	$2.19

	December 31, 2017
	Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Life (years)	Fair Value at Grant Date
Vested
Stock Options	857,192	$8.05	6.17	$1.76
SARs	189,053	$8.54	5.86	$1.90
Total Vested	1,046,245	$8.14	6.11	$1.78

Unvested
Stock Options	779,756	$9.21	7.50	$2.17
SARs	153,919	$9.16	6.24	$2.02
Total Unvested	933,675	$9.21	7.30	$2.15

 (15) Other Expenses

The components of other expenses in our condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended
	March 31, 2018	March 31, 2017
Contract labor	$300,000	$95,000
Marketing	421,000	552,000
Information technology	500,000	331,000
Servicing and facility fees	394,000	227,000
Travel and entertainment	217,000	235,000
Insurance and regulatory	367,000	378,000
Charitable contributions	—	331,000
General and administrative	542,000	631,000
Total other expenses	$2,741,000	$2,780,000

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(16) Net Loss Attributable to Common Shareholders

We have outstanding RPS and RPS 2, as described in Notes 10 and 11. RPS and RPS 2 are anti-dilutive to our net loss attributable to common shareholders calculation for both the three months ended March 31, 2018 and 2017. Our vested and un-vested stock options are anti-dilutive for both the three months ended March 31, 2018 and 2017.

(17) Commitments

We are party to an office lease with U.S. Bank National Association as the landlord. On September 1, 2015, we entered into an amendment to our original lease that expanded the leased space to 17,687 square feet and extended the term through October 2025. Under the amended lease we are obligated to pay base rent plus common area maintenance and a share of building operating costs. Rent expenses under this agreement were $104,000 and $113,000 during the three months ended March 31, 2018 and 2017, respectively.

Minimum lease payments under the amended lease are as follows:

Nine months ending December 31, 2018	$199,000
2019	275,000
2020	284,000
2021	293,000
2022	302,000
2023	311,000
Thereafter	593,000
$2,257,000

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

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(19) Guarantee of L Bonds (cont.)

The following represents condensed consolidating financial information as of March 31, 2018 and December 31, 2017, with respect to the financial position, and as of March 31, 2018 and 2017, with respect to results of operations and cash flows of GWG Holdings and its subsidiaries. The parent column presents the financial information of GWG Holdings, the primary obligor for the L Bonds. The guarantor subsidiary column presents the financial information of GWG Life, the guarantor subsidiary of the L Bonds, presenting its investment in DLP IV and the Trust under the equity method. The non-guarantor subsidiaries column presents the financial information of all non-guarantor subsidiaries, including DLP IV and the Trust.

Condensed Consolidating Balance Sheets

March 31, 2018	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Cash and cash equivalents	$139,933,398	$341,297	$938,212	$—	$141,212,907
Restricted cash	—	4,817,673	11,734,583	—	16,552,256
Investment in life insurance policies, at fair value	—	51,965,002	635,424,477	—	687,389,479
Secured MCA advances	—	—	1,639,818	—	1,639,818
Life insurance policy benefits receivable	—	200,000	12,102,730	—	12,302,730
Other assets	2,161,944	1,987,778	3,252,595	—	7,402,317
Investment in subsidiaries	505,032,023	446,192,147	—	(951,224,170)	—

TOTAL ASSETS	$647,127,365	$505,503,897	$665,092,415	$(951,224,170)	$866,499,507

LIABILITIES & STOCKHOLDERS’ EQUITY

LIABILITIES
Senior credit facility with LNV Corporation	$—	$—	$209,447,613	$—	$209,447,613
L Bonds	469,729,977	—	—	—	469,729,977
Accounts payable	1,162,330	755,163	1,694,407	—	3,611,900
Interest and dividends payable	10,719,337	—	5,176,930	—	15,896,267
Other accrued expenses	1,768,734	1,788,077	509,952	—	4,066,763
TOTAL LIABILITIES	483,380,378	2,543,240	216,828,902	—	702,752,520

STOCKHOLDERS’ EQUITY
Member capital	—	502,960,657	448,263,513	(951,224,170)	—
Redeemable preferred stock and Series 2 redeemable preferred stock	212,369,231	—	—	—	212,369,231
Common stock	5,813	—	—	—	5,813
Accumulated deficit	(48,628,057)	—	—	—	(48,628,057)
TOTAL STOCKHOLDERS’ EQUITY	163,746,987	502,960,657	448,263,513	(951,224,170)	163,746,987

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$647,127,365	$505,503,897	$665,092,415	$(951,224,170)	$866,499,507

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(19) Guarantee of L Bonds (cont.)

Condensed Consolidating Balance Sheets (continued)

December 31, 2017	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Cash and cash equivalents	$111,952,829	$1,486,623	$982,039	$—	$114,421,491
Restricted cash	—	9,367,410	18,982,275	—	28,349,685
Investment in life insurance policies, at fair value	—	51,093,362	599,433,991	—	650,527,353
Secured MCA advances	—	—	1,661,774	—	1,661,774
Life insurance policy benefits receivable	—	1,500,000	15,158,761	—	16,658,761
Other assets	1,912,203	1,986,312	3,338,595	—	7,237,110
Investment in subsidiaries	480,659,789	415,235,212	—	(895,895,001)	—

TOTAL ASSETS	$594,524,821	$480,668,919	$639,557,435	$(895,895,001)	$818,856,174

LIABILITIES & STOCKHOLDERS’ EQUITY

LIABILITIES
Senior credit facility with LNV Corporation	$—	$—	$212,238,192	$—	$212,238,192
L Bonds	447,393,568	—	—	—	447,393,568
Accounts payable	1,434,623	844,899	4,114,917	—	6,394,439
Interest and dividends payable	10,296,584	—	5,130,925	—	15,427,509
Other accrued expenses	1,728,303	1,610,773	391,647	—	3,730,723
TOTAL LIABILITIES	460,853,078	2,455,672	221,875,681	—	685,184,431

STOCKHOLDERS’ EQUITY
Member capital	—	478,213,247	417,681,754	(895,895,001)	—
Redeemable preferred stock and Series 2 redeemable preferred stock	173,115,447	—	—	—	173,115,447
Common stock	5,813	—	—	—	5,813
Accumulated deficit	(39,449,517)	—	—	—	(39,449,517)
TOTAL STOCKHOLDERS’ EQUITY	133,671,743	478,213,247	417,681,754	(895,895,001)	133,671,743

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$594,524,821	$480,668,919	$639,557,435	$(895,895,001)	$818,856,174

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(19) Guarantee of L Bonds (cont.)

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2018	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Gain on life insurance policies, net	$—	$1,393,455	$12,475,290	$—	$13,868,745
MCA income	—	—	66,810	—	66,810
Interest and other income	452,039	8,726	145,352	—	606,117
TOTAL REVENUE	452,039	1,402,181	12,687,452	—	14,541,672

EXPENSES
Interest expense	10,622,652	—	5,440,685	—	16,063,337
Employee compensation and benefits	1,922,733	1,475,731	344,205	—	3,742,669
Legal and professional fees	407,312	231,650	534,667	—	1,173,629
Other expenses	1,794,480	464,607	481,490	—	2,740,577
TOTAL EXPENSES	14,747,177	2,171,988	6,801,047	—	23,720,212

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(14,295,138)	(769,807)	5,886,405	—	(9,178,540)

EQUITY IN INCOME OF SUBSIDIARIES	5,116,598	6,864,200	—	(11,980,798)	—

NET INCOME (LOSS) BEFORE INCOME TAXES	(9,178,540)	6,094,393	5,886,405	(11,980,798)	(9,178,540)

INCOME TAX BENEFIT	—	—	—	—	—
NET INCOME (LOSS)	(9,178,540)	6,094,393	5,886,405	(11,980,798)	(9,178,540)
Preferred stock dividends	3,704,484	—	—	—	3,704,484
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(12,883,024)	$6,094,393	$5,886,405	$(11,980,798)	$(12,883,024)

For the three months ended March 31, 2017	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Gain on life insurance policies, net	$—	$1,499,327	$17,900,492	$—	$19,399,819
MCA income	—	—	246,577	—	246,577
Interest and other income	85,008	71,900	379,086	(94,045)	441,949
TOTAL REVENUE	85,008	1,571,227	18,526,155	(94,045)	20,088,345

EXPENSES
Interest expense	9,262,034	286,354	3,736,847	(41,020)	13,244,215
Employee compensation and benefits	1,928,796	1,221,582	12,684	—	3,163,062
Legal and professional fees	492,816	261,087	192,445	—	946,348
Other expenses	1,663,002	882,731	287,614	(53,025)	2,780,322
TOTAL EXPENSES	13,346,648	2,651,754	4,229,590	(94,045)	20,133,947

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(13,261,640)	(1,080,527)	14,296,565	—	(45,602)

EQUITY IN INCOME OF SUBSIDIARIES	13,216,038	14,064,207	—	(27,280,245)	—

NET INCOME (LOSS) BEFORE INCOME TAXES	(45,602)	12,983,680	14,296,565	(27,280,245)	(45,602)

INCOME TAX BENEFIT	(500)	—	—	—	(500)
NET INCOME (LOSS)	(45,102)	12,983,680	14,296,565	(27,280,245)	(45,102)
Preferred stock dividends	1,867,760	—	—	—	1,867,760
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,912,862)	$12,983,680	$14,296,565	$(27,280,245)	$(1,912,862)

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(19) Guarantee of L Bonds (cont.)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2018	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(9,178,540)	$6,094,393	$5,886,405	$(11,980,798)	$(9,178,540)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Equity of subsidiaries	(5,116,598)	(6,864,200)	—	11,980,798	—
Changes in fair value of life insurance policies	—	(1,512,185)	(15,133,409)	—	(16,645,594)
Amortization of deferred financing and issuance costs	1,999,433	—	263,755	—	2,263,188
(Increase) decrease in operating assets:
Life insurance policy benefits receivable	—	1,300,000	3,056,031	—	4,356,031
Other assets	(19,505,377)	(24,094,201)	86,000	43,348,371	(165,207)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued expenses	690,234	87,568	(2,323,010)	—	(1,545,208)
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(31,110,848)	(24,988,625)	(8,164,228)	43,348,371	(20,915,330)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	—	—	(25,299,825)	—	(25,299,825)
Carrying value of matured life insurance policies	—	640,545	4,442,749	—	5,083,294
Proceeds from Secured MCA advances	—	—	88,766	—	88,766
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	640,545	(20,768,310)	—	(20,127,765)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments of senior credit facility	—	—	(3,054,335)	—	(3,054,335)
Proceeds from issuance of L Bonds	36,661,099	—	—	—	36,661,099
Payment for redemption and issuance of L Bonds	(12,245,448)	—	—	—	(12,245,448)
Proceeds from issuance of preferred stock	41,865,169	—	—	—	41,865,169
Payments for issuance of preferred stock	(3,157,695)	—	—	—	(3,157,695)
Payments for redemption of preferred stock	(327,224)	—	—	—	(327,224)
Preferred stock dividends	(3,704,484)	—	—	—	(3,704,484)
Issuance of member capital	—	18,653,017	24,695,354	(43,348,371)	—
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	59,091,417	18,653,017	21,641,019	(43,348,371)	56,037,082

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,980,569	(5,695,063)	(7,291,519)	—	14,993,987

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
BEGINNING OF THE PERIOD	111,952,829	10,854,033	19,964,314	—	142,771,176

END OF THE PERIOD	$139,933,398	$5,158,970	$12,672,795	$—	$157,765,163

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(19) Guarantee of L Bonds (cont.)

Condensed Consolidating Statements of Cash Flows (continued)

For the three months ended March 31, 2017	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(45,102)	$12,983,680	$14,296,565	$(27,280,245)	$(45,102)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
(Equity) of subsidiaries	(13,216,038)	(14,064,207)	—	27,280,245	—
Changes in fair value of life insurance policies	—	(1,059,422)	(12,824,411)	—	(13,883,833)
Amortization of deferred financing and issuance costs	1,928,993	45,420	691,790	—	2,666,203
Deferred income taxes	(500)	—	—	—	(500)
(Increase) decrease in operating assets:
Life insurance policy benefits receivable	—	(600,000)	(3,030,000)	—	(3,630,000)
Other assets	5,507,945	(32,041,085)	755,219	27,204,239	1,426,318
Increase (decrease) in operating liabilities:
Accounts payable and other accrued expenses	1,453,622	(158,412)	250,996	—	1,546,206
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(4,371,080)	(34,894,026)	140,159	27,204,239	(11,920,708)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	—	—	(22,689,333)	—	(22,689,333)
Carrying value of matured life insurance policies	—	495,424	1,873,550	—	2,368,974
Proceeds from Secured MCA advances		—	770,387	—	770,387
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	495,424	(20,045,396)	—	(19,549,972)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments of senior credit facility	—	—	(3,368,794)	—	(3,368,794)
Payments for redemption of Series I Secured Notes	—	(5,449,889)	—	—	(5,449,889)
Proceeds from issuance of L Bonds	24,868,659	—	—	—	24,868,659
Payment for redemption and issuance of L Bonds	(24,171,597)	—	—	—	(24,171,597)
Repurchase of common stock	(1,603,560)	—	—	—	(1,603,560)
Proceeds from issuance of preferred stock	27,179,194	—	—	—	27,179,194
Payments for issuance of preferred stock	(2,017,487)	—	—	—	(2,017,487)
Payments for redemption of preferred stock	(386,739)	—	—	—	(386,739)
Preferred stock dividends	(1,867,760)	—	—	—	(1,867,760)
Issuance of member capital	—	(5,218,339)	32,422,578	(27,204,239)	—
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	22,000,710	(10,668,228)	29,053,784	(27,204,239)	13,182,027

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,629,630	(45,066,830)	9,148,547	—	(18,288,653)

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
BEGINNING OF THE PERIOD	28,481,047	51,478,601	36,353,930	—	116,313,578

END OF THE PERIOD	$46,110,677	$6,411,771	$45,502,477	$—	$98,024,925

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

Life insurance company	March 31, 2018	December 31, 2017
John Hancock	15.13%	15.57%
AXA Equitable	11.55%	11.88%
Lincoln National	11.07%	10.80%

The following summarizes the number of insured state of residence exceeding 10% of the total face value held by us:

State of residence	March 31, 2018	December 31, 2017
Florida	20.17%	20.16%
California	18.58%	18.60%

 (21) Subsequent Events

Subsequent to March 31, 2018, two policies covering two individuals have matured. The combined insurance benefits of these policies were $1,495,000.

Subsequent to March 31, 2018, we have issued approximately $26,006,000 of L Bonds.

Subsequent to March 31, 2018, we have issued approximately $14,312,000 of RPS 2. We closed the RPS 2 offering to additional investors in April 2018.

On April 30, 2018, we entered into a First Amendment to the Master Exchange Agreement with The Beneficient Company Group, L.P., MHT Financial SPV, LLC, and various related trusts. Prior to the amendment under the Master Exchange Agreement, we, on the one hand, and The Beneficient Company Group, L.P., MHT Financial SPV, LLC, and the various related trusts, on the other hand, could terminate the Master Exchange Agreement prior to the closing under certain circumstances, including if the conditions to closing of the transaction had not been fulfilled by April 30, 2018 (the “Closing Conditions Date”). The amendment extended the Closing Conditions Date until June 30, 2018. All other terms remain the same. The Master Exchange Agreement, as amended and restated on January 18, 2018 with effect from January 12, 2018, and the First Amendment to the Master Exchange Agreement are filed herewith.

On May 9, 2018 we learned that John Hancock Life Insurance Company (“John Hancock”) has begun sending notices of cost-of-insurance increases on Performance UL policies issued between 2003 and 2010. We currently hold 15 of such issued policies representing a total of $49,500,000 in policy benefits and accounting for 3.7% of the fair value of our portfolio as of March 31, 2018. We have not received any notices from John Hancock and will continue to monitor carrier communications to identify affected policies for further analysis.

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

The words “believe,” “could,” “possibly,” “probably,” “anticipate,” “estimate,” “project,” “expect,” “may,” “will,” “should,” “seek,” “intend,” “plan,” “expect,” or “consider” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from such statements. Many of the forward-looking statements contained in this report can be found in our MD&A discussion.

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

•         the various risks associated with our attempts to commercialize our M-Panel technology;

•         risks associated with our ability to protect our intellectual property rights;

•         litigation risks;

•         restrictive covenants contained in borrowing agreements;

•         our ability to make cash distributions in satisfaction of dividend obligations and redemption requests; and

•         our ability to complete our contemplated securities exchange transaction with The Beneficent Company Group, L.P. within our anticipated timeframe or at all, or on the terms and conditions presently set forth in the Master Exchange Agreement that governs the transaction.

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

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012, or JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 for complying with new or revised accounting standards. This means that an “emerging growth company” can make an election to delay the adoption of certain accounting standards until those standards would apply to private companies. We are an emerging growth company and have elected to delay our adoption of new or revised accounting standards and, as a result, we may not comply with new or revised accounting standards at the same time as other public reporting companies that are not “emerging growth companies.” This exemption will apply for a period of five years following our first sale of common equity securities under an effective registration statement or until we no longer qualify as an “emerging growth company” (September 2019) as defined under the JOBS Act, whichever is earlier.

Overview

We are a financial services company committed to disrupting and transforming the life insurance and related industries. We built our business by creating opportunities for consumers to obtain significantly more value for their life insurance policies in a secondary market as compared to the traditional options offered by the insurance industry. We are enhancing and extending our activities in the life insurance industry through innovation in our products and services, business processes, financing strategies, and advanced epigenetic technologies. At the same time, we are creating opportunities for investors to receive income and capital appreciation from our investment activities in the life insurance and related industries.

In January 2018, we entered into a Master Exchange Agreement (as it may be amended from time to time, the “Master Agreement”) to govern a strategic relationship with The Beneficient Company Group, L.P. (“Beneficient”), among others, that we expect will provide a significant increase in our assets, common shareholder equity and earnings. We collectively refer in this report to the transactions contemplated by the Master Agreement as the “Exchange Transaction.” Information regarding Beneficient and the Exchange Transaction is set forth in Item 1 (Business) of our Annual Report on Form 10-K for the year ended December 31, 2017, and in Item 1A (Risk Factors) of such Annual Report under the caption “Risks Related to the Pending Exchange Transaction.”

On April 30, 2018, we entered into a First Amendment to the Master Exchange Agreement. Prior to the amendment, we and Beneficient, among others, could terminate the Master Agreement prior to the closing under certain circumstances, including if the conditions to closing of the transaction had not been fulfilled by April 30, 2018 (the “Closing Conditions Date”). The First Amendment extended the Closing Conditions Date until June 30, 2018. The Exchange Transaction is currently expected to close in the second quarter of 2018.

Critical Accounting Policies

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with the Generally Accepted Accounting Principles in the United States of America (GAAP) requires us to make significant judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our judgments, estimates, and assumptions on historical experience and on various other factors believed to be reasonable under the circumstances. Actual results could differ materially from these estimates. We evaluate our judgments, estimates, and assumptions on a regular basis and make changes accordingly. We believe that the judgments, estimates, and assumptions involved in valuing our investments in life insurance policies and evaluating deferred taxes have the greatest potential impact on our consolidated financial statements and accordingly believe these to be our critical accounting estimates. Below we discuss the critical accounting policies associated with these estimates as well as certain other critical accounting policies.

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

Fair Value Components — Life Expectancies

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

The 2015 Valuation Basic Table (“2015 VBT”) finalized by the Society of Actuaries is based on a much larger dataset of insured lives, face amount of policies and more current information compared to the dataset underlying the 2008 Valuation Basic Table. The 2015 VBT dataset includes 266 million policies compared to the 2008 VBT dataset of 75 million. The experience data in the 2015 VBT dataset includes 2.55 million claims on policies from 51 insurance carriers. Life expectancies implied by the 2015 VBT are generally longer for male and female nonsmokers between the ages of 65 and 80, while smokers and insureds of both genders over the age of 85 have significantly lower life expectancies. We adopted the 2015 VBT in our valuation process in 2016.

For life insurance policies with face amounts greater than $1 million and that are not pledged under any senior credit facility (approximately 14.6% of our portfolio by face amount of policy benefits) we attempt to update the life expectancy estimates on a continuous rotating three year cycle. For life insurance policies that are pledged under the LNV senior credit facility (approximately 78.1% of our portfolio by face amount of policy benefits) we are presently required to update the life expectancy estimates every two years beginning from the date of the amended facility. For the remaining small face insurance policies (i.e., a policy with $1 million in face value benefits or less) we may employ a range of methods and timeframes to update life expectancy estimates.

We conduct medical underwriting on the life insurance policies we own with life expectancy reports produced by independent third-party medical-actuarial underwriting firms. Each life expectancy report summarizes the underlying insured person’s medical history based on the underwriter’s review of recent and historical medical records. We obtain two such life expectancy reports for almost all policies, except for small face value insurance policies (i.e., a policy with $1 million in face value benefits or less) for which we have obtained at least one fully underwritten or simplified third-party report. A simplified third-party underwriting report is based on a medical interview, which may be supplemented with additional information obtained from a pharmacy benefit manager database. For valuation purposes, we use the life expectancy estimate, using the average, in the case of multiple reports, expressed as the number of months at which the individual will have a 50% probability of mortality.

Our prior experience in updating life expectancy estimates has generally resulted in shorter life expectancies of the updated insureds within our portfolio, but often not as short as we had projected. This has resulted in reductions to the fair value of our portfolio in the amounts of $4.9 million and $1.9 million for the three months ended March 31, 2018 and 2017, respectively. As our life insurance portfolio continues to grow, we may experience additional and material adjustments to the fair value of our portfolio due to updating life expectancy estimates.

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

The table below provides the discount rate used to estimate the fair value of our portfolio of life insurance policies for the period ending:

March 31, 2018	December 31, 2017
10.45%	10.45%

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

We engaged Model Actuarial Pricing System, LP. (“MAPS”), owner of the actuarial portfolio pricing software we use, to prepare a calculation of our life insurance portfolio. MAPS processed policy data, future premium data, life expectancy estimate data, and other actuarial information to calculate a net present value for our portfolio using the specified discount rate of 10.45%. MAPS independently calculated the net present value of our portfolio of 942 policies to be $687.4 million and furnished us with a letter documenting its calculation. A copy of such letter is filed as Exhibit 99.1 to this report.

Deferred Income Taxes

Under Accounting Standards Codification 740, Income Taxes (“ASC 740”), deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established for deferred tax assets that are not considered “more likely than not” to be realized. Realization of deferred tax assets depends upon having sufficient past or future taxable income in periods to which the deductible temporary differences are expected to be recovered or within any applicable carryback or carryforward periods or sufficient tax planning strategies. After assessing the realization of the net deferred tax assets, we believe that there is substantial uncertainty that our net deferred tax asset will be realized during the applicable carryforward period. As such, a valuation allowance has been established against the total net deferred tax asset as of March 31, 2018 and December 31, 2017, respectively.

Principal Revenue and Expense Items

We earn revenues from the following three primary sources.

•         Life Insurance Policy Benefits Realized. We recognize the difference between the face value of the policy benefits and carrying value when an insured event has occurred and determine that collection of the policy benefits is realizable and reasonably assured. Revenue from a transaction must meet both criteria in order to be recognized. We generally collect the face value of the life insurance policy from the insurance company within 45 days of our notification of the insured’s mortality.

•         Change in Fair Value of Life Insurance Policies. We value our portfolio investments for each reporting period in accordance with the fair value principles discussed herein, which reflects the expected receipt of policy benefits in future periods, net of premium costs, as shown in our condensed consolidated financial statements.

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

•         Interest Expense. We recognize, and record interest expenses associated with the costs of financing our life insurance portfolio for the current period. These expenses include interest paid to our senior lenders under our senior credit facility with LNV Corporation, interest paid on our L Bonds and other outstanding indebtedness. When we issue debt, we amortize the financing costs (commissions and other fees) associated with such indebtedness over the outstanding term of the financing and classify it as interest expense.

Results of Operations — Three Months Ended March 31, 2018 Compared to the Same Period in 2017

The following is our analysis of the results of operations for the periods indicated below. This analysis should be read in conjunction with our condensed consolidated financial statements and related notes.

Revenue.

	Three Months Ended March 31,
	2018	2017
Revenue recognized from maturities of life insurance policies	$9,421,000	$16,606,000
Revenue recognized from change in fair value of life insurance policies	16,645,000	13,884,000
Premiums and other annual fees	$(12,197,000)	$(11,090,000)
Gain on life insurance policies, net	13,869,000	19,400,000
Other income	673,000	688,000
Total revenue	$14,542,000	$20,088,000

Number of policies matured	15	10
Face value of matured policies	$14,504,000	$18,975,000
The change in fair value related to new policies acquired during the period	$6,974,000	$10,602,000

The discount rate applied to estimate the fair value of the portfolio of life insurance policies we own was 10.45% and 10.96% as of March 31, 2018 and 2017, respectively. The carrying value of policies acquired during each quarterly reporting period is adjusted to current fair value using the fair value discount rate applied to the entire portfolio as of that reporting date.

Expenses.

	Three Months Ended March 31,
	2018	2017	Increase/Decrease
Interest expense (including amortization of deferred financing costs)	$16,063,000	$13,244,000	$2,819,000	(1)
Employee compensation and benefits	3,743,000	3,163,000	580,000	(2)
Legal and professional expenses	1,173,000	947,000	226,000	(3)
Other expenses	2,741,000	2,780,000	(39,000	)(4)
Total expenses	$23,720,000	$20,134,000	$3,586,000

____________

(1)      Increase is due to the increase in our average debt outstanding from approximately $560.1 million during the three months ended March 31, 2017 to approximately $690.4 million during the same period of 2018, as well as the increase of the senior credit facility with LNV Corporation interest rate from 7.47% to 9.63% for the three months ended March 31, 2017 and 2018, respectively.

(2)      Increase is due to hiring of additional members to our sales and policy acquisition teams. At March 31, 2018 we employed 63 employees and on March 31, 2017 we employed 70 employees.

(3)      Increase is due to increased legal fees associated with MCA collections.

(4)      Increased costs in information technology, servicing and facility fees, and contract labor costs were offset by a reduction in charitable contributions and marketing costs. See Note 15 for detailed breakdown.

Deferred Income Taxes.

Under ASC 740, Income Taxes (“ASC 740”), deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established for deferred tax assets that are not considered “more likely than not” to be realized. Realization of deferred tax assets depends upon having sufficient past or future taxable income in periods to which the deductible temporary differences are expected to be recovered or within any applicable carryback or carryforward periods. After assessing the realization of the net deferred tax assets, we believe that there is substantial uncertainty that our net deferred tax asset will be realized during the applicable carryforward period. As such, a valuation allowance has been established against the total net deferred tax asset as of March 31, 2018 and December 31, 2017.

Income Tax Expense.

We realized income tax benefit of $0 and $500 for the three months ended March 31, 2018 and 2017, respectively. The effective rate for the three months ended March 31, 2018 and 2017 were 0% and 1.1%, respectively, compared to expected statutory rate of 21.0% and 34.0%, respectively.

The following table provides a reconciliation of our income tax expense at the statutory federal tax rate to our actual income tax expense:

	Three Months Ended March 31,
	2018		2017
Statutory federal income tax (benefit)	$(1,928,000)	21.0%	$(15,500)	34.0%
State income taxes (benefit), net of federal benefit	(701,000)	7.6%	(1,000)	3.1%
Valuation allowance	2,604,000	(28.4)%	—	%
Other permanent differences	25,000	(0.2)%	16,000	(36.0)%
Total income tax expense (benefit)	$—	0.0%	$(500)	1.1%

The Tax Reform Bill enacted by U.S. Federal government in December 2017 changed existing tax law including a reduction of the U.S. Corporate tax rate. The Company re-measured deferred taxes as of the date of enactment, reflecting these changes within deferred tax assets as of December 31, 2017.

The most significant temporary differences between GAAP net income (loss) and taxable net income (loss) are the treatment of interest costs, policy premiums and servicing costs with respect to the acquisition and maintenance of the life insurance policies and revenue recognition with respect to the fair value of the life insurance portfolio.

Liquidity and Capital Resources

We finance our businesses through a combination of life insurance policy benefit receipts, equity offerings, debt offerings, and our senior credit facility. We have used our debt offerings and our senior credit facility for policy acquisition, policy premiums and servicing costs, working capital and financing expenditures including paying principal, interest and dividends.

As of March 31, 2018 and December 31, 2017, we had approximately $170.1 million and $159.4 million, respectively, in combined available cash, cash equivalents, and policy benefits receivable for the purpose of purchasing additional life insurance policies, paying premiums on existing policies, paying portfolio servicing expenses, and paying principal, interest and dividends on our outstanding debt and equity securities. Additional future borrowing base capacity for premiums and servicing costs, created as the premiums and servicing costs of pledged life insurance policies become due and by additional policy pledges to the facility or not, exists under the amended and restated senior credit facility with LNV Corporation.

Financings Summary

We had the following outstanding debt balances as of March 31, 2018 and December 31, 2017:

	As of March 31, 2018		As of December 31, 2017
Issuer/Borrower	Principal Amount Outstanding	Weighted Average Interest Rate	Principal Amount Outstanding	Weighted Average Interest Rate
GWG Holdings, Inc. – L Bonds (see Note 8)	$483,782,000	7.24%	$461,427,000	7.29%
GWG DLP Funding IV, LLC – LNV senior credit facility (see Note 6)	219,470,000	9.63%	222,525,000	9.31%
Total	$703,252,000	7.99%	$683,952,000	7.95%

In November 2011, we began offering Series I Secured Notes, which were governed by an Intercreditor Agreement, a Third Amended and Restated Note Issuance and Security Agreement dated November 1, 2011, as amended, and a related Pledge Agreement. In September 2017, all of the Series I Secured Notes were paid in full and all obligations thereunder were terminated.

In June 2011, we concluded a private placement offering of Series A Preferred Stock for new investors, having received an aggregate $24.6 million in subscriptions for our Series A Preferred Stock. These subscriptions consisted of $14.0 million in conversions of outstanding Series I Secured Notes into Series A Preferred Stock and $10.6 million of new investments. In October 2017, we exercised our contractual right to call for the redemption of the Series A Preferred Stock and all related outstanding warrants and paid an aggregate of approximately $22.2 million.

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

In January 2015, we began publicly offering up to $1.0 billion of L Bonds as a follow-on to our earlier $250.0 million public debt offering. In January 2018, we began publicly offering up to $1.0 billion L Bonds as a follow-on to our earlier L Bond offering. Through March 31, 2018, the total amount of these L Bonds sold, including renewals, was $900.6 million. As of March 31, 2018 and December 31, 2017, respectively, we had approximately $483.8 million and $461.4 million in principal amount of L Bonds outstanding.

In October 2015, we began publicly offering up to 100,000 shares of our Redeemable Preferred Stock (“RPS”) at a per-share price of $1,000. As of December 31, 2017, we had issued approximately $99.1 million stated value of RPS and terminated that offering.

In February 2017, we began publicly offering up to 150,000 shares of Series 2 Redeemable Preferred Stock (RPS 2) at a per-share price of $1,000. As of March 31, 2018, we have issued approximately $135.0 million stated value of RPS 2. Subsequent to March 31, 2018, we closed the RPS 2 offering to additional investors in April 2018.

The weighted-average interest rate of our outstanding L Bonds as of March 31, 2018 and December 31, 2017 was 7.24% and 7.29%, respectively, and the weighted-average maturity at those dates was 2.42 and 2.38 years, respectively. Our L Bonds have renewal features. Since we first issued our L Bonds, we have experienced $416.8 million in maturities, of which $247.1 million has renewed through March 31, 2018 for an additional term. This has provided us with an aggregate renewal rate of approximately 59.3% for investments in these securities.

Future contractual maturities of L Bonds at March 31, 2018 are:

Years Ending December 31,	L Bonds
Nine months ending December 31, 2018	$80,988,000
2019	151,102,000
2020	93,940,000
2021	44,460,000
2022	39,938,000
2023	26,389,000
Thereafter	46,965,000
$483,782,000

The principal amount of L Bonds outstanding will be significantly increased if we consummate the Exchange Transaction on the terms and conditions contemplated by the Master Agreement.

The L Bonds are secured by all of our assets and are subordinate to our senior credit facility with LNV Corporation.

On September 27, 2017, we entered into a $300 million amended and restated senior credit facility with LNV Corporation in which DLP IV is the borrower. We intend to use the proceeds from this facility to grow and maintain our portfolio of life insurance policies, for liquidity and for general corporate purposes. As of March 31, 2018 we had approximately $219.5 million outstanding under the senior credit facility with LNV Corporation.

We expect to meet our ongoing operational capital needs for policy acquisition, policy premiums and servicing costs, working capital and financing expenditures including paying principal, interest and dividends through a combination of the receipt of policy benefits from our portfolio of life insurance policies, net proceeds from our L Bond offering, and funding available from our senior credit facility with LNV Corporation. We estimate that our liquidity and capital resources are sufficient for our current and projected financial needs for at least the next twelve months given current assumptions. However, if we are unable to continue our offering for any reason (or if we become unsuccessful in selling our securities), and we are unable to obtain capital from other sources, our business will be materially and adversely affected. In addition, our business will be materially and adversely affected if we do not receive the policy benefits we forecast and if holders of our L Bonds fail to renew with the frequency we have historically experienced. In such a case, we could be forced to sell our investments in life insurance policies to service or satisfy our debt-related and other obligations. A sale under such circumstances may result in significant impairment of the recognized value of our portfolio.

Capital expenditures have historically not been material and we do not anticipate making material capital expenditures in 2018 or beyond.

Debt Financings Summary

The table below reconciles the face amount of our outstanding debt to the carrying value shown on our balance sheet:

	As of March 31, 2018	As of December 31, 2017
Total senior facility with LNV Corporation and other indebtedness
Face amount outstanding	$219,470,000	$222,525,000
Unamortized selling costs	(10,022,000)	(10,287,000)
Carrying amount	$209,448,000	$212,238,000

L Bonds:
Face amount outstanding	$483,782,000	$461,427,000
Subscriptions in process	2,162,000	1,560,000
Unamortized selling costs	$(16,214,000)	$(15,593,000)
Carrying amount	$469,730,000	$447,394,000

Portfolio Assets and Secured Indebtedness

At March 31, 2018, the fair value of our investments in life insurance policies of $687.4 million plus our cash balance of $141.2 million and our restricted cash balance of $16.6 million, plus matured policy benefits receivable of $12.3 million, totaled $857.5 million, representing an excess of portfolio assets over secured indebtedness of $154.2 million. At December 31, 2017, the fair value of our investments in life insurance policies of $650.5 million plus our cash balance of $114.4 million and our restricted cash balance of $28.3 million, plus matured policy benefits receivable of $16.7 million, totaled $809.9 million, representing an excess of portfolio assets over secured indebtedness of $126.0 million.

The following forward-looking table seeks to illustrate the impact that a hypothetical sale of our portfolio of life insurance assets at various discount rates would have on our ability to satisfy our debt obligations as of March 31, 2018. In all cases, the sale of the life insurance assets owned by DLP IV will be used first to satisfy all amounts owing under the respective senior credit facility with LNV Corporation. The net sale proceeds remaining after satisfying all obligations under the senior credit facility with LNV Corporation would be applied to L Bonds on a pari passu basis.

Portfolio Discount Rate	10%	11%	12%	13%	14%	15%	16%	17%
Value of portfolio	$702,516,000	$669,661,000	$639,415,000	$611,504,000	$585,690,000	$561,765,000	$539,545,000	$518,868,000
Cash, cash equivalents and policy benefits receivable	170,068,000	170,068,000	170,068,000	170,068,000	170,068,000	170,068,000	170,068,000	170,068,000
Total assets	872,584,000	839,729,000	809,483,000	781,572,000	755,758,000	731,833,000	709,613,000	688,936,000
Senior credit facility	219,470,000	219,470,000	219,470,000	219,470,000	219,470,000	219,470,000	219,470,000	219,470,000
Net after senior credit facility	653,114,000	620,259,000	590,013,000	562,102,000	536,288,000	512,363,000	490,143,000	469,466,000
L Bonds	483,782,000	483,782,000	483,782,000	483,782,000	483,782,000	483,782,000	483,782,000	483,782,000
Net after L Bonds	169,332,000	136,477,000	106,231,000	78,320,000	52,506,000	28,581,000	6,361,000	(14,316,000)
Impairment to L Bonds	No impairment	No impairment	No impairment	No impairment	No impairment	No impairment	No Impairment	Impairment

The table illustrates that our ability to fully satisfy amounts owing under the L Bonds would likely be impaired upon the sale of all our life insurance assets at a price equivalent to a discount rate of approximately 16.30% or higher. At December 31, 2017, the likely impairment occurred at a discount rate of approximately 15.04% or higher. The discount rates used to calculate the fair value of our portfolio were 10.45% as of both March 31, 2018 and December 31, 2017.

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

Amendment of Credit Facility

Effective September 27, 2017, DLP IV entered into an Amended and Restated Loan and Security Agreement with LNV Corporation, as lender, and CLMG Corp., as the administrative agent on behalf of the lenders under the agreement. The Loan and Security Agreement makes available a total of up to $300,000,000 in credit to DLP IV with a maturity date of September 27, 2029. Additional advances are available under the Amended and Restated Loan Agreement at the LIBOR rate as defined in the Amended and Restated Loan Agreement. Advances are available as the result of additional borrowing base capacity, created as the premiums and servicing costs of pledged life insurance policies become due and by additional policy pledges to the facility or not. Interest will accrue on amounts borrowed under the Amended and Restated Loan Agreement at an annual interest rate, determined as of each date of borrowing or quarterly if there is no borrowing, equal to (A) the greater of 12-month LIBOR or the federal funds rate (as defined in the agreement) plus one-half of one percent per annum, plus (B) 7.50% per annum. The effective rate at March 31, 2018 was 9.63%. Interest payments are made on a quarterly basis.

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

Cash Flows

The payment of premiums and servicing costs to maintain life insurance policies represents our most significant requirement for cash disbursement. When a policy is purchased, we are able to calculate the minimum premium payments required to maintain the policy in-force. Over time as the insured ages, premium payments will increase. Nevertheless, the probability we will actually be required to pay the premiums decreases as mortality becomes more likely. These scheduled premiums and associated probabilities are factored into our expected internal rate of return and cash-flow modeling. Beyond premiums, we incur policy servicing costs, including annual trustee, policy administration and tracking costs. Additionally, we incur financing costs, including principal, interest and dividends. Both policy servicing costs and financing costs are excluded from our internal rate of return calculations. Until we receive a sufficient amount of proceeds from the policy benefits, we intend to pay these costs from our senior credit facility with LNV Corporation, when permitted, and through the issuance of L Bonds.

The amount of payments for anticipated premiums, including the requirement by our senior credit facility with LNV Corporation to maintain a two month cost-of-insurance threshold within each policy cash value account, and servicing costs that we will be required to make over the next five years to maintain our current portfolio, assuming no mortalities, is set forth in the table below.

Years Ending December 31,	Premiums	Servicing	Premiums and Servicing Fees
Nine months ending December 31, 2018	$41,177,000	995,000	42,172,000
2019	61,480,000	1,327,000	62,807,000
2020	70,661,000	1,327,000	71,988,000
2021	80,949,000	1,327,000	82,276,000
2022	92,191,000	1,327,000	93,518,000
2023	102,177,000	1,327,000	103,504,000
	$448,635,000	7,630,000	456,265,000

Our anticipated premium expenses are subject to the risk of increased cost-of-insurance charges (i.e., “COI” or premium charges) for the life insurance policies we own. In August 2017, Phoenix Life Insurance Company notified us of pending cost-of-insurance rate increases for certain life insurance policies in our portfolio that will be effective on the policy anniversary dates after November 2017. We identified two affected policies in our portfolio and completed our analysis and incorporation for the revision to our expected premium charges for these two policies as of March 31, 2018. We recently received notice of one additional pending cost-of-insurance increase affecting one other policy in our portfolio. As a result, we expect that our premium expense will increase and the fair value of the policy and our portfolio will be negatively impacted once the insurer has specified and implemented, and we have analyzed and incorporated, the proposed increases. On May 9, 2018 we learned that John Hancock Life Insurance Company (“John Hancock”) has begun sending notices of cost-of-insurance increases on Performance UL policies issued between 2003 and 2010. We currently hold 15 of such issued policies representing a total of $49,500,000 in policy benefits and accounting for 3.7% of the fair value of our portfolio as of March 31, 2018. We have not received any notices from John Hancock and will continue to monitor carrier communications to identify affected policies for further analysis. Except as noted above, we have no pending cost-of-insurance increases on any other policies in our portfolio, but we are aware that cost-of-insurance increases have become more prevalent in the industry. Thus, we may see additional insurers implementing cost-of-insurance increases in the future.

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

Quarter End Date	Portfolio Face Amount ($)	12-Month Trailing Benefits Realized ($)	12-Month Trailing Premiums Paid ($)	12-Month Trailing Benefits/Premium Coverage Ratio
March 31, 2015	754,942,000	46,675,000	23,786,000	196.2%
June 30, 2015	806,274,000	47,125,000	24,348,000	193.5%
September 30, 2015	878,882,000	44,482,000	25,313,000	175.7%
December 31, 2015	944,844,000	31,232,000	26,650,000	117.2%
March 31, 2016	1,027,821,000	21,845,000	28,771,000	75.9%
June 30, 2016	1,154,798,000	30,924,000	31,891,000	97.0%
September 30, 2016	1,272,078,000	35,867,000	37,055,000	96.8%
December 31, 2016	1,361,675,000	48,452,000	40,239,000	120.4%
March 31, 2017	1,447,558,000	48,189,000	42,753,000	112.7%
June 30, 2017	1,525,363,000	49,295,000	45,414,000	108.5%
September 30, 2017	1,622,627,000	53,742,000	46,559,000	115.4%
December 31, 2017	1,676,148,000	64,719,000	52,263,000	123.8%
March 31, 2018	1,758,066,000	60,248,000	53,169,000	113.3%

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

Off-Balance Sheet Arrangements

We are party to an office lease with U.S. Bank National Association as the landlord. On September 1, 2015, we entered into an amendment that expanded the leased space to 17,687 square feet and extended the term through October 2025 (see Note 17 to the condensed consolidated financial statements).

Credit Risk

We review the credit risk associated with our portfolio of life insurance policies when estimating its fair value. In evaluating the policies’ credit risk, we consider insurance company solvency, credit risk indicators, economic conditions, ongoing credit evaluations, and company positions. We attempt to manage our credit risk related to life insurance policies typically by purchasing policies issued only from companies with an investment-grade credit rating by either Standard & Poor’s, Moody’s, or A.M. Best Company. As of March 31, 2018, 96.6% of our life insurance policies, by face value benefits, were issued by companies that maintained an investment-grade rating (BBB or better) by Standard & Poor’s.

Interest Rate Risk

Our senior credit facility with LNV Corporation is floating-rate financing. In addition, our ability to offer interest and dividend rates that attract capital (including in our continuous offering of L Bonds) is generally impacted by prevailing interest rates. Furthermore, while our L Bond offering provides us with fixed-rate debt financing, our Debt Coverage Ratio is calculated in relation to the interest rate on all of our debt financing. Therefore, fluctuations in interest rates impact our business by increasing our borrowing costs and reducing availability under our debt financing arrangements. We calculate our portfolio earnings based upon the spread generated between the return on our life insurance portfolio and the total cost of our financing. As a result, increases in interest rates will reduce the earnings we expect to achieve from our investments in life insurance policies.

Non-GAAP Financial Measures

Non-GAAP financial measures disclosed by our management are provided as additional information to investors in order to provide an alternative method for assessing our financial condition and operating results. These non-GAAP financial measures are not in accordance with GAAP and may be different from non-GAAP measures used by other companies, including other companies within our industry. This presentation of non-GAAP financial information is not meant to be considered in isolation or as a substitute for comparable amounts prepared in accordance with GAAP. See our condensed consolidated financial statements and our financial statements contained herein.

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

Therefore, in contrast to a GAAP fair valuation, we seek to measure the accrual of the actuarial gain occurring within the portfolio of life insurance policies at our expected internal rate of return (exclusive of future interest costs) based on statistical mortality probabilities for the insureds (using primarily the insured’s age, sex, health and smoking status). The expected internal rate of return tracks actuarial gain occurring within the policies according to a mortality table as the insureds’ age increases. By comparing the actuarial gain accruing within our portfolio of life insurance policies against our adjusted operating costs during the same period, we can estimate the overall financial performance of our business without regard to fair value volatility. We use this information to balance our life insurance policy purchasing and manage our capital structure, including the issuance of debt and utilization of our other sources of capital, and to monitor our compliance with borrowing covenants. We believe that these non-GAAP financial measures provide information that is useful for investors to understand period-over-period operating results separate and apart from fair value items that can have a disproportionately positive or negative impact on GAAP results in any particular reporting period.

In addition, the Indenture governing our L Bonds requires us to maintain a “Debt Coverage Ratio” designed to provide reasonable assurance that the buy and hold value of our life insurance portfolio plus the value of all our other assets exceed our total outstanding indebtedness. This ratio is calculated using non-GAAP measures in the method described below, again without regard to GAAP-based fair value measures.

Non-GAAP Investment Cost Basis	As of March 31, 2018	As of December 31, 2017
GAAP investment in life insurance policies, at fair value	$687,389,000	$650,527,000
Unrealized fair value gain(1)	(348,032,000)	(331,386,000)
Adjusted cost basis increase(2)	345,673,000	325,100,000
Non-GAAP investment cost basis(3)	$685,030,000	$644,241,000

____________

(1)      This represents the reversal of cumulative unrealized GAAP fair value gain of life insurance policies.

(2)      Adjusted cost basis is increased to interest, premiums and servicing fees that are expensed under GAAP.

(3)      This is the non-GAAP investment cost basis in life insurance policies from which our expected internal rate of return is calculated.

Excess Spread. Management uses the “total excess spread” to gauge expected profitability of our investments. The Expected IRR of our portfolio is based upon future cash flow forecasts derived from a probabilistic analysis of our policy benefits received and policy premiums paid in relation to our non-GAAP investment cost basis.

	As of March 31, 2018	As of December 31, 2017
Expected IRR(1)	10.35%	10.48%
Total weighted-average interest rate on indebtedness for borrowed money(2)	7.99%	7.95%
Total excess spread(3)	2.36%	2.53%

____________

(1)      Excludes IRR realized on matured life insurance policies — which are substantial.

(2)      Represents the weighted-average interest rate paid on all interest-bearing indebtedness as of the measurement date, determined as follows:

Indebtedness	As of March 31, 2018	As of December 31, 2017
Senior credit facility with LNV Corporation	$219,470,000	$222,525,000
L Bonds	483,782,000	461,427,000
Total	$703,252,000	$683,952,000

Interest Rates on Indebtedness
Senior credit facility with LNV Corporation	9.63%	9.31%
L Bonds	7.24%	7.29%
Weighted-average interest rates paid on indebtedness	7.99%	7.95%

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

	Three Months Ended March 31,
	2018	2017
GAAP net (loss) attributable to common shareholders	$(12,883,000)	$(1,913,000)
Unrealized fair value gain(1)	(16,645,000)	(13,884,000)
Adjusted cost basis increase(2)	25,997,000	21,722,000
Accrual of unrealized actuarial gain(3)	6,601,000	4,910,000
Total adjusted non-GAAP net income attributable to common shareholders	$3,070,000	$10,835,000

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

	As of March 31, 2018	As of December 31, 2017
GAAP net worth	$163,747,000	$133,672,000
Less intangible assets(1)	(30,662,000)	(30,354,000)
GAAP tangible net worth	133,085,000	103,318,000
Unrealized fair value gain(2)	(348,032,000)	(331,386,000)
Adjusted cost basis increase(3)	345,673,000	325,100,000
Accrual of unrealized actuarial gain(4)	164,844,000	158,241,000
Total adjusted non-GAAP tangible net worth	$295,570,000	$255,273,000

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

	As of March 31, 2018		As of December 31, 2017
Life insurance portfolio policy benefits	$1,758,066,000		$1,676,148,000
Discount rate of future cash flows (1)	7.99	%(1)	7.95	%(1)
Net present value of life insurance portfolio policy benefits	$777,753,000		$737,625,000
Cash and cash equivalents	157,765,000		142,771,000
Life insurance policy benefits receivable	12,303,000		16,659,000
Total Coverage	$947,821,000		$897,055,000

Senior credit facility	$219,470,000		$222,525,000
L Bonds	483,782,000		461,427,000
Total Indebtedness	$703,252,000		$683,952,000

Debt Coverage Ratio	74.20%		76.24%

____________

(1)      Weighted-average interest rate paid on indebtedness.

As of March 31, 2018 and December 31, 2017, we were in compliance with the Debt Coverage Ratio.

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

	As of March 31, 2018	As of December 31, 2017
Life insurance portfolio policy benefits	$1,758,066,000	$1,676,148,000
Total number of policies	942	898
Non-GAAP Expected Portfolio Internal Rate of Return at Purchase	15.25%	15.32%

Portfolio Information

Our portfolio of life insurance policies, owned by our subsidiaries as of March 31, 2018, is summarized below:

Life Insurance Portfolio Summary

Total portfolio face value of policy benefits	$1,758,066,000
Average face value per policy	$1,866,000
Average face value per insured life	$2,088,000
Average age of insured (yrs.)*	81.9
Average life expectancy estimate (yrs.)*	6.9
Total number of policies	942
Number of unique lives	842
Demographics	75% Males; 25% Females
Number of smokers	37
Largest policy as % of total portfolio	0.75%
Average policy as % of total portfolio	0.11%
Average annual premium as % of face value	2.88%

____________

*         Averages presented in the table are weighted averages.

Our portfolio of life insurance policies, owned by our wholly owned subsidiaries as of March 31, 2018, organized by the insured’s current age and the associated number of policies and policy benefits, is summarized below:

Distribution of Policies and Policy Benefits by Current Age of Insured

					Percentage of Total
Min Age	Max Age	Number of Policies	Policy Benefits	Wtd. Avg. LE (yrs.)	Number of Policies	Policy Benefits
95	100	11	16,154,000	1.3	1.2%	0.9%
90	94	102	194,996,000	2.8	10.8%	11.1%
85	89	203	440,490,000	4.9	21.6%	25.1%
80	84	206	447,747,000	6.6	21.9%	25.5%
75	79	181	320,696,000	8.9	19.2%	18.2%
70	74	167	258,110,000	10.7	17.7%	14.7%
60	69	72	79,873,000	9.6	7.6%	4.5%
Total		942	1,758,066,000	6.9	100.0%	100.0%

Our portfolio of life insurance policies, owned by our subsidiaries as of March 31, 2018, organized by the insured’s estimated life expectancy and associated policy benefits, is summarized below:

Distribution of Policies by Current Life Expectancies (LE) of Insured

				Percentage of Total
Min LE (Months)	Max LE (Months)	Number of Policies	Policy Benefits	Number of Policies	Policy Benefits
1	47	248	406,012,000	26.3%	23.1%
48	71	192	351,218,000	20.4%	20.0%
72	95	192	387,652,000	20.4%	22.0%
96	119	150	298,579,000	15.9%	17.0%
120	143	85	145,376,000	9.0%	8.3%
144	179	64	124,882,000	6.8%	7.1%
180	206	11	44,347,000	1.2%	2.5%
Total		942	1,758,066,000	100.0%	$100.0%

We track concentrations of pre-existing medical conditions among insured individuals within our portfolio based on information contained in life expectancy reports including the underwriter’s designation of primary impairment. We track these medical conditions within the following ten primary categories: (1) cancer, (2) cardiovascular, (3) cerebrovascular, (4) dementia, (5) diabetes, (6) multiple conditions, (7) neurological disorders, (8) respiratory disease, (9) other, and (10) no diseases. Currently, the primary disease categories within our portfolio that represent a concentration of over 10% are multiple conditions, cardiovascular, and other which constitute 25.9%, 21.4%, and 13.0%, respectively, of the face amount of insured benefits of our portfolio as of March 31, 2018.

The yield to maturity on bonds issued by life insurance carriers reflects, among other things, the credit risk (risk of default) of such insurance carrier. We follow the yields on certain publicly traded life insurance company bonds because this information is part of the data we consider when valuing our portfolio of life insurance policies for our financial statements.

The average yield to maturity of publicly traded life insurance company bonds data we consider when valuing our portfolio of life insurance policies was 3.80% as of March 31, 2018. We believe that this reflects, in part, the financial market’s judgment that credit risk is low with regard to these carriers’ financial obligations. It should be noted that the obligations of life insurance carriers to pay life insurance policy benefits ranks senior to all of their other financial obligations, such as the aforementioned senior bonds they issue.

As of March 31, 2018, approximately 96.6% of the face value of policy benefits in our life insurance portfolio were issued by insurance companies with investment-grade credit ratings from Standard & Poor’s. Our ten largest life insurance company credit exposures and the Standard & Poor’s credit rating of their respective financial strength and claims-paying ability is set forth below:

Distribution of Policy Benefits by Top 10 Insurance Companies

Rank	Policy Benefits	Percentage of Policy Benefit Amount	Insurance Company	Ins. Co. S&P Rating
1	$265,932,000	15.1%	John Hancock Life Insurance Company (U.S.A.)	AA-
2	$203,006,000	11.5%	AXA Equitable Life Insurance Company	A+
3	$194,565,000	11.1%	Lincoln National Life Insurance Company	AA-
4	$167,753,000	9.5%	Transamerica Life Insurance Company	AA-
5	$118,822,000	6.8%	Metropolitan Life Insurance Company	AA-
6	$89,303,000	5.1%	American General Life Insurance Company	A+
7	$62,992,000	3.6%	Pacific Life Insurance Company	AA-
8	$57,743,000	3.3%	Massachusetts Mutual Life Insurance Company	AA+
9	$54,803,000	3.1%	Reliastar Life Insurance Company	A
10	$53,202,000	3.0%	Security Life of Denver Insurance Company	A
	1,268,121,000	72.1%

Secondary Life Insurance — Portfolio Return Modeling

The goal of our portfolio of life insurance assets is to earn superior risk-adjusted returns. At any time, we calculate our returns from our life insurance assets based upon (i) our historical results; and (ii) the future cash flows we expect to realize from our statistical forecasts. To forecast our expected future cash flows and returns, we use the probabilistic method of analysis. The expected internal rate of return of our portfolio is based upon future cash flow forecasts derived from a probabilistic analysis of policy benefits received and policy premiums paid in relation to our non-GAAP investment cost basis. As of March 31, 2018, the expected internal rate of return on our portfolio of life insurance assets was 10.35% based on our portfolio benefits of $1.76 billion and our non-GAAP investment cost basis of $685 million (including purchase price, premiums paid, and financing costs incurred to date). This calculation excludes returns realized from our matured policy benefits which are substantial.

We seek to further enhance our understanding of our expected future cash flow and returns by using a stochastic analysis, sometimes referred to as a “Monte Carlo simulation,” to provide us with a greater understanding of the variability of our projections. The stochastic analysis we perform provides internal rates of return calculations for different statistical confidence intervals. The results of our stochastic analysis, in which we run 10,000 random mortality scenarios, demonstrates that the scenario ranking at the 50th percentile of all 10,000 results generates an internal rate of return (“IRR”) of 10.31%, which is very near to our expected IRR (“Expected IRR”) of our portfolio of 10.35%. Our Expected IRR is based upon future cash flow forecasts derived from a probabilistic analysis of our policy benefits received and policy premiums paid in relation to our non-GAAP investment cost basis. The stochastic analysis results also indicate that our portfolio is expected under this hypothetical analysis to generate an internal rate of return of 9.85% or better in 75% of all generated scenarios; and an internal rate of return of 9.44% or better in 90% of all generated scenarios. As the portfolio continues to grow in size and diversity, all else equal, the hypothetical scenario results cluster closer to each other around our median, or 50th percentile, internal rate of return expectation, thereby lowering future cash flow volatility and potentially justifying our use of lower discount rates to value our portfolio as size and diversification continue to increase over time.

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

The complete detail of our portfolio of life insurance policies, owned by our wholly owned subsidiaries as of March 31, 2018, organized by the current age of the insured and the associated policy benefits, sex, estimated life expectancy, issuing insurance carrier, and the credit rating of the issuing insurance carrier, is set in Exhibit 99.2 to this report.

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

As of March 31, 2018, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective.

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

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2018 based on criteria for effective control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission, 2013 framework in “Internal Control — Integrated Framework.” Based on this assessment, our management concluded that, as of the evaluation date, we maintained effective internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6.           EXHIBITS

Exhibit
10.7	Amended and Restated Master Exchange Agreement, dated January 18, 2018 (filed herewith).
10.8	First Amendment to Master Exchange Agreement, dated April 30, 2018 (filed herewith).
31.1	Section 302 Certification of the Chief Executive Officer (filed herewith).
31.2	Section 302 Certification of the Chief Financial Officer (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.1	Letter from Model Actuarial Pricing Systems, dated April 23, 2018 (filed herewith).
99.2	Portfolio of Life Insurance Policies as of March 31, 2018 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GWG HOLDINGS, INC.

Date: May 11, 2018	By:	/s/ Jon R. Sabes
Chief Executive Officer

Date: May 11, 2018	By:	/s/ William B. Acheson
Chief Financial Officer

EXHIBIT INDEX

Exhibit
10.7	Amended and Restated Master Exchange Agreement, dated January 18, 2018 (filed herewith).
10.8	First Amendment to Master Exchange Agreement, dated April 30, 2018 (filed herewith).
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Letter from Model Actuarial Pricing Systems, dated April 23, 2018
99.2	Portfolio of Life Insurance Policies as of March 31, 2018
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document