Form 10-Q
period 2018-06-30
GWG Holdings, Inc.
filed 2018-08-14
CIK 1522690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of August 14, 2018, GWG Holdings, Inc. had 5,813,555 shares of common stock outstanding.

GWG HOLDINGS, INC.

Index to Form 10-Q

for the Quarter Ended June 30, 2018

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)
A S S E T S
Cash and cash equivalents	$124,444,804	$114,421,491
Restricted cash	6,651,309	28,349,685
Investment in life insurance policies, at fair value	726,063,244	650,527,353
Life insurance policy benefits receivable	27,035,000	16,658,761
Other assets	10,841,567	8,898,884
TOTAL ASSETS	$895,035,924	$818,856,174

L I A B I L I T I E S & S T O C K H O L D E R S’ E Q U I T Y
LIABILITIES
Senior credit facility with LNV Corporation	$180,630,553	$212,238,192
L Bonds	518,788,942	447,393,568
Accounts payable	2,626,283	6,394,439
Interest and dividends payable	16,936,725	15,427,509
Other accrued expenses	4,031,070	3,730,723
TOTAL LIABILITIES	723,013,573	685,184,431

STOCKHOLDERS’ EQUITY

REDEEMABLE PREFERRED STOCK
(par value $0.001; shares authorized 100,000; shares outstanding 98,095 and 98,611; liquidation preference of $98,667,000 and $99,186,000 as of June 30, 2018 and December 31, 2017, respectively)	88,997,278	92,840,243
SERIES 2 REDEEMABLE PREFERRED STOCK
(par value $0.001; shares authorized 150,000; shares outstanding 148,705 and 88,709; liquidation preference of $149,573,000 and $89,208,000 as of June 30, 2018 and December 31, 2017, respectively)	131,704,423	80,275,204
COMMON STOCK
(par value $0.001: shares authorized 210,000,000; shares issued and outstanding 5,813,555 as of both June 30, 2018 and December 31, 2017)	5,813	5,813
Additional paid-in capital	-	-
Accumulated deficit	(48,685,163)	(39,449,517)
TOTAL STOCKHOLDERS’ EQUITY	172,022,351	133,671,743

TOTAL LIABILITIES & EQUITY	$895,035,924	$818,856,174

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
REVENUE
Gain on life insurance policies, net	$23,339,750	$11,296,266	$37,208,495	$30,696,086
Interest and other income	975,198	371,320	1,648,125	1,059,845
TOTAL REVENUE	24,314,948	11,667,586	38,856,620	31,755,931

EXPENSES
Interest expense	17,147,850	12,246,025	33,211,187	25,490,241
Employee compensation and benefits	3,235,699	3,741,299	6,978,368	6,904,360
Legal and professional fees	1,155,728	1,330,589	2,329,357	2,276,937
Other expenses	2,832,777	3,761,098	5,573,354	6,541,420
TOTAL EXPENSES	24,372,054	21,079,011	48,092,266	41,212,958

INCOME (LOSS) BEFORE INCOME TAXES	(57,106)	(9,411,425)	(9,235,646)	(9,457,027)
INCOME TAX EXPENSE (BENEFIT)	-	(3,717,174)	-	(3,717,674)

NET INCOME (LOSS)	(57,106)	(5,694,251)	(9,235,646)	(5,739,353)

Preferred stock dividends	4,338,487	2,031,097	8,042,971	3,898,857
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(4,395,593)	$(7,725,348)	$(17,278,617)	$(9,638,210)
NET INCOME (LOSS) PER SHARE
Basic	$(0.76)	$(1.34)	$(2.97)	$(1.69)
Diluted	$(0.76)	$(1.34)	$(2.97)	$(1.69)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,813,555	5,777,724	5,813,555	5,710,909
Diluted	5,813,555	5,777,724	5,813,555	5,710,909

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(57,106)	$(5,694,251)	$(9,235,646)	$(5,739,353)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Change in fair value of life insurance policies	(14,573,175)	(15,235,502)	(31,218,769)	(29,119,335)
Amortization of deferred financing and issuance costs	2,402,773	1,497,948	4,665,961	4,164,151
Deferred income taxes	-	(3,717,174)		(3,717,674)
(Increase) decrease in operating assets:
Life insurance policy benefits receivable	(14,732,270)	2,005,000	(10,376,239)	(1,625,000)
Other assets	(1,732,765)	55,656	(1,809,206)	2,252,361
Increase (decrease) in operating liabilities:
Accounts payable and other accrued expenses	542,090	1,400,844	(1,003,118)	2,947,050
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(28,150,453)	(19,687,479)	(48,977,017)	(30,837,800)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	(30,248,939)	(19,432,338)	(55,548,764)	(42,121,671)
Carrying value of matured life insurance policies	6,148,349	3,014,834	11,231,643	5,383,808
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(24,100,590)	(16,417,504)	(44,317,121)	(36,737,863)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on (repayments of) senior debt	(29,080,815)	(3,845,037)	(32,135,150)	(7,099,537)
Payments for issuance of senior debt	-	(1,076,118)	-	(1,190,412)
Payments for redemption of Series I Secured Notes	-	(4,348,372)	-	(9,798,261)
Proceeds from issuance of L Bonds	60,536,446	31,875,811	97,197,545	56,744,470
Payments for issuance and redemption of L Bonds	(13,710,821)	(15,025,566)	(25,956,269)	(39,197,163)
Issuance (repurchase) of common stock	-	4	-	(1,603,556)
Proceeds from issuance of preferred stock	14,372,959	34,301,747	56,238,128	61,480,941
Payments for issuance of preferred stock	(984,599)	(1,945,618)	(4,142,294)	(3,963,105)
Payments for redemption of preferred stock	(1,212,690)	(1,372,593)	(1,539,914)	(1,759,332)
Preferred stock dividends	(4,338,487)	(2,031,097)	(8,042,971)	(3,898,857)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	25,581,993	36,533,161	81,619,075	49,715,188

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(26,669,050)	428,178	(11,675,063)	(17,860,475)

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
BEGINNING OF PERIOD	157,765,163	98,024,925	142,771,176	116,313,578
END OF PERIOD	$131,096,113	$98,453,103	$131,096,113	$98,453,103

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$13,776,000	$14,323,000	$27,251,000	$26,548,000
Premiums paid, including prepaid	$12,393,000	$11,646,000	$24,226,000	$22,606,000
Stock-based compensation	$47,000	$89,000	$260,000	$406,000
Payments for exercised stock options	$-	100,000	37,000	100,000
NON-CASH INVESTING AND FINANCING ACTIVITIES
Options and stock appreciation rights issued	164,000	239,000	168,000	264,000
L Bonds:
Conversion of accrued interest and commissions payable to principal	$219,000	$397,000	$562,000	$905,000
Conversion of L Bonds to redeemable preferred stock	$125,000	$657,000	$4,546,000	$1,788,000
Preferred Stock:
Issuance of Series A Preferred Stock in lieu of cash dividends	$-	$166,000	$-	$337,000
Conversion of L Bonds to redeemable preferred stock	$125,000	$657,000	$4,546,000	$1,788,000
Investment in life insurance policies included in accounts payable	$990,000	$1,296,000	$990,000	$1,296,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Preferred Stock	Preferred	Common	Common Stock	Additional Paid-in	Accumulated	Total
	Shares	Stock	Shares	(par)	Capital	Deficit	Equity
Balance, December 31, 2016	2,699,704	$78,726,297	5,980,190	$5,980	$7,383,515	$(18,817,294)	$67,298,498

Net income (loss)	-	-	-	-	-	(20,632,223)	(20,632,223)

Issuance of common stock	-	-	33,810	33	320,970	-	321,003

Redemption of common stock	-	-	(200,445)	(200)	(1,603,360)	-	(1,603,560)

Issuance of Series A preferred stock	71,237	498,659	-	-	-	-	498,659

Redemption of Series A preferred stock	(2,711,916)	(20,199,792)	-	-	-	-	(20,199,792)

Issuance of redeemable preferred stock	129,622	122,933,106	-	-	(2,338,457)	-	120,594,649

Redemption of redeemable preferred stock	(1,328)	(1,327,776)	-	-	-	-	(1,327,776)

Preferred stock dividends	-	(8,925,807)	-	-	(3,776,534)	-	(12,702,341)

Stock-based compensation	-	1,410,760	-	-	13,866	-	1,424,626
Balance, December 31, 2017	187,319	$173,115,447	5,813,555	$5,813	$-	$(39,449,517)	$133,671,743

Net income (loss)	-	-	-	-	-	(9,235,646)	(9,235,646)

Issuance of redeemable preferred stock	61,021	56,878,238	-	-	-	-	56,878,238

Redemption of redeemable preferred stock	(1,540)	(1,539,914)	-	-	-	-	(1,539,914)

Preferred stock dividends	-	(8,042,971)	-	-		-	(8,042,971)

Stock-based compensation	-	290,901	-	-	-	-	290,901
Balance, June 30, 2018	246,800	$220,701,701	5,813,555	$5,813	$-	$(48,685,163)	$172,022,351

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Nature of Business and Summary of Significant Accounting Policies

Nature of Business — We are a financial services company committed to disrupting and transforming the life insurance and related industries. We built our business by creating opportunities for consumers to obtain significantly more value for their life insurance policies in a secondary market as compared to the traditional options offered by the insurance industry. We are enhancing and extending our activities in the life insurance industry by bringing step change technology through the commercialization of advanced epigenetic technology. At the same time, we are creating opportunities for investors to receive income and capital appreciation from our investment activities related to the life insurance industry.

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

On August 25, 2016, GWG Holdings formed a wholly owned subsidiary, currently named Life Epigenetics Inc. (“Life Epigenetics”), to commercialize advanced epigenetic technology for the life insurance industry related to its exclusive license for “DNA Methylation Based Predictor of Mortality” technology.

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

In a case where our acquisition of a policy is not complete as of a reporting date, but we have nonetheless advanced direct costs and deposits for the acquisition, those costs and deposits are recorded as other assets on our condensed consolidated balance sheets until the acquisition is complete and we have secured title to the policy. On both June 30, 2018 and December 31, 2017, a total of $0 of our other assets comprised direct costs and deposits that we had advanced for life insurance policy acquisitions.

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

Other Assets — Life Epigenetics is engaged in the development of intellectual property related to its exclusive license for the “DNA Methylation Based Predictor of Mortality” technology for the life insurance industry. The cost of entering into this license agreement is included in other assets on our condensed consolidated balance sheets.

To maintain the Company’s life insurance provider licenses in certain states, we are required to keep cash security deposits with the states’ licensing authorities. Security deposits included in other assets were $575,000 at both June 30, 2018 and December 31, 2017.

Stock-Based Compensation — We measure and recognize compensation expense for all stock-based payments at fair value on the grant date over the requisite service period. We use the Black-Scholes option pricing model to determine the weighted-average fair value of stock options. For restricted stock grants, fair value is determined as of the closing price of our common stock on the date of grant. Stock-based compensation expense is recorded in general and administrative expenses based on the classification of the employee or vendor. The determination of fair value of stock-based payment awards on the date of grant is affected by our stock price and a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards and the expected duration of the awards.

The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at grant date. Volatility is based on the standard deviation of the average continuously compounded rate of return of five selected comparable companies. We have not paid common stock dividends.

Deferred Financing and Issuance Costs — Loans advanced to us under our senior credit facility with LNV Corporation, as described in Note 6, are reported net of financing costs, including issuance costs, sales commissions and other direct expenses, which are amortized using the straight-line method over the term of the facility. We had no loans advanced to us under our senior credit facility with Autobahn Funding Company during the year ended December 31, 2017 and this credit facility has since been terminated, as described in Note 5. The L Bonds, as described in Note 8, are reported net of financing costs, which are amortized using the interest method over the term of those borrowings. The Series I Secured Notes, as described in Note 7 have been redeemed, was reported net of financing costs, all of which were fully amortized using the interest method as of December 31, 2017. The Series A Convertible Preferred Stock (“Series A”), as described in Note 9, was reported net of financing costs (including the fair value of warrants issued), all of which were fully amortized using the interest method as of December 31, 2017. All shares of Series A have been redeemed and the obligations thereunder satisfied. Selling and issuance costs of Redeemable Preferred Stock (“RPS”) and Series 2 Redeemable Preferred Stock (“RPS 2”), described in Notes 10 and 11, are netted against additional paid-in-capital, until depleted, and then against the outstanding balance of the preferred stock.

Earnings (loss) per Share — Basic earnings (loss) per share attributable to common shareholders are calculated using the weighted-average number of shares outstanding during the reported period. Diluted earnings (loss) per share are calculated based on the potential dilutive impact of our Series A, RPS, RPS 2, warrants and stock options. Due to our net loss attributable to common shareholders for the three and six months ended June 30, 2018, there are no dilutive securities.

Reclassification — Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Recently Issued Accounting Pronouncements — On February 25, 2016, the FASB issued Accounting Standards Update 2016-02 Leases (“ASU 2016-02”). The new guidance is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 provides more transparency and comparability in the financial statements of lessees by recognizing all leases with a term greater than twelve months on the balance sheet. Lessees will also be required to disclose key information about their leases. Early adoption is permitted. We are currently evaluating the impact of the adoption of this pronouncement and have not yet adopted ASU 2016-02 as of June 30, 2018.

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

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(2) Restrictions on Cash

Under the terms of our senior credit facility with LNV Corporation (discussed in Note 6), we are required to maintain collection and payment accounts that are used to collect policy benefits from pledged policies, pay annual policy premiums, interest and other charges under the facility, and distribute funds to pay down the facility. The agents for the lender authorize the disbursements from these accounts. At June 30, 2018 and December 31, 2017, there was a balance of $1,937,000 and $19,967,000, respectively, in these collection and payment accounts.

To fund the Company’s acquisition of life insurance policies, we are required to maintain escrow accounts. Distributions from these accounts are made according to life insurance policy purchase contracts. At June 30, 2018 and December 31, 2017, there was a balance of $4,714,000 and $8,383,000, respectively, in the Company’s escrow accounts.

(3) Investment in Life Insurance Policies

Our investments in life insurance policies are valued based on unobservable inputs that are significant to their overall fair value. Changes in the fair value of these policies, net of premiums paid, are recorded in gain on life insurance policies, net in our condensed consolidated statements of operations. Fair value is determined on a discounted cash flow basis that incorporates life expectancy assumptions generally derived from reports obtained from widely accepted life expectancy providers (other than insured lives covered under small face amount policies – those with $1 million in face value benefits or less), assumptions relating to cost-of-insurance (premium) rates and other assumptions. The discount rate we apply incorporates current information about discount rates applied by other public reporting companies owning portfolios of life insurance policies, the discount rates observed in the life insurance secondary market, market interest rates, the estimated credit exposure to the insurance companies that issued the life insurance policies and management’s estimate of the operational risk premium a purchaser would require to receive the future cash flows derived from our portfolio as a whole. Management has discretion regarding the combination of these and other factors when determining the discount rate. As a result of management’s analysis, a discount rate of 10.45% was applied to our portfolio as of both June 30, 2018 and December 31, 2017.

Portfolio Information

Our portfolio of life insurance policies, owned by our subsidiaries as of June 30, 2018, is summarized below:

Life Insurance Portfolio Summary

Total portfolio face value of policy benefits	$1,849,079,000
Average face value per policy	$1,831,000
Average face value per insured life	$2,052,000
Average age of insured (yrs.)*	81.9
Average life expectancy estimate (yrs.)*	6.8
Total number of policies	1,010
Number of unique lives	901
Demographics	76% Males; 24% Females
Number of smokers	41
Largest policy as % of total portfolio face value	0.72%
Average policy as % of total portfolio	0.10%
Average annual premium as % of face value	3.11%

*	Averages presented in the table are weighted averages.

A summary of our policies, organized according to their estimated life expectancy dates as of the reporting date, is as follows:

	As of June 30, 2018			As of December 31, 2017
Years Ending December 31,	Number of Policies	Estimated Fair Value	Face Value	Number of Policies	Estimated Fair Value	Face Value
2018	4	$3,328,000	$3,375,000	8	$4,398,000	$4,689,000
2019	35	44,532,000	55,472,000	48	63,356,000	83,720,000
2020	80	77,686,000	115,736,000	87	79,342,000	127,373,000
2021	97	104,685,000	176,820,000	98	96,154,000	170,695,000
2022	119	100,279,000	190,208,000	90	85,877,000	181,120,000
2023	102	84,874,000	205,340,000	93	69,467,000	175,458,000
2024	111	83,602,000	232,258,000	100	77,638,000	228,188,000
Thereafter	462	227,077,000	869,870,000	374	174,295,000	704,905,000
Totals	1,010	$726,063,000	$1,849,079,000	898	$650,527,000	$1,676,148,000

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

We recognized life insurance benefits of $27,623,000 and $10,935,000 during the three months ended June 30, 2018 and 2017, respectively. The forgoing amounts pertained to policies with carrying values of $6,148,000 and $3,015,000, respectively, for which we recorded realized gains of $21,475,000 and $7,920,000, respectively. We recognized life insurance benefits of $42,127,000 and $29,910,000 during the six months ended June 30, 2018 and 2017, respectively. The forgoing amounts pertained to policies with carrying values of $11,232,000 and $5,384,000, for which we recorded realized gains of $30,895,000 and $24,526,000, respectively.

Reconciliation of gain on life insurance policies:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Change in estimated probabilistic cash flows (1)	$17,409,000	$13,431,000	$36,414,000	$27,465,000
Unrealized gain on acquisitions (2)	5,795,000	8,044,000	12,769,000	18,646,000
Premiums and other annual fees	(12,708,000)	(11,859,000)	(24,906,000)	(22,949,000)
Change in discount rates (3)	-	4,143,000	-	4,143,000
Change in life expectancy evaluation (4)	(95,000)	(6,662,000)	(4,963,000)	(8,604,000)
Face value of matured policies	27,623,000	10,935,000	42,127,000	29,910,000
Fair value of matured policies	(14,684,000)	(6,736,000)	(24,233,000)	(17,915,000)
Gain on life insurance policies, net	$23,340,000	$11,296,000	$37,208,000	$30,696,000

(1)	Change in fair value of expected future cash flows relating to our investment in life insurance policies that are not specifically attributable to changes in life expectancy, discount rate or policy maturity events.

(2)	Gain resulting from fair value in excess of transaction price for policies acquired during the reporting period.

(3)	The discount rate of 10.45% as of June 30, 2018 remained unchanged from both the prior quarter and year end dates. The discount rate of 10.81% as of June 30, 2017 reflected a decrease from the 10.96% rate used at both the preceding quarter and year end dates.

(4)	The change in fair value due to updating life expectancy estimates on certain life insurance policies in our portfolio.

We currently estimate that premium payments and servicing fees required to maintain our current portfolio of life insurance policies in force for the next five years, assuming no mortalities, are as follows:

Years Ending December 31,	Premiums	Servicing	Premiums and Servicing Fees
Six months ending December 31, 2018	$27,358,000	$677,000	$28,035,000
2019	63,323,000	1,355,000	64,678,000
2020	73,758,000	1,355,000	75,113,000
2021	84,700,000	1,355,000	86,055,000
2022	95,964,000	1,355,000	97,319,000
2023	107,289,000	1,355,000	108,644,000
	$452,392,000	$7,452,000	$459,844,000

Management anticipates funding the majority of the premium payments estimated above from cash flows realized from life insurance policy benefits, and to the extent necessary, with additional borrowing capacity, created as the premiums and servicing costs of pledged life insurance policies become due, under the amended and restated senior credit facility with LNV Corporation as described in Note 6, and the net proceeds from our offering of L Bonds as described in Note 8. Management anticipates funding premiums and servicing costs of non-pledged life insurance policies with cash flows realized from life insurance policy benefits from our portfolio of life insurance policies and net proceeds from our offering of L Bonds. The proceeds of these capital sources may also be used for the purchase, policy premiums and servicing costs of additional life insurance policies as well as for other working capital and financing expenditures including paying principal, interest and dividends.

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

Level 3 Valuation Process

The estimated fair value of our portfolio of life insurance policies is determined on a quarterly basis by management taking into consideration a number of factors, including changes in discount rate assumptions, estimated premium payments and life expectancy estimate assumptions, as well as any changes in economic and other relevant conditions. The discount rate incorporates current information about discount rates applied by other reporting companies owning portfolios of life insurance policies, the discount rates observed in the life insurance secondary market, market interest rates, the estimated credit exposure to the insurance company that issued the life insurance policy and management’s estimate of the operational risk premium a purchaser would require to receive the future cash flows derived from our portfolio as a whole. Management has discretion regarding the combination of these and other factors when determining the discount rate.

These inputs are then used to estimate the discounted cash flows from the portfolio using the Model Actuarial Pricing System (“MAPS”) probabilistic and stochastic portfolio pricing model, which estimates the expected cash flows using various mortality probabilities and scenarios. The valuation process includes a review by senior management as of each quarterly valuation date. We also engage MAPS to independently test the accuracy of the valuations using the inputs we provide on a quarterly basis. A copy of a letter documenting the MAPS calculation is filed as Exhibit 99.1 to this report.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table reconciles the beginning and ending fair value of our Level 3 investments in our portfolio of life insurance policies for the periods ended June 30, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Beginning balance	$687,389,000	$545,397,000	$650,527,000	$511,192,000
Purchases	30,249,000	19,432,000	55,549,000	42,122,000
Maturities (initial cost basis)	(6,148,000)	(3,015,000)	(11,232,000)	(5,384,000)
Net change in fair value	14,573,000	15,236,000	31,219,000	29,120,000
Ending balance	$726,063,000	$577,050,000	$726,063,000	$577,050,000

For life insurance policies with face amounts greater than $1 million and that are not pledged under any senior credit facility (approximately 18.4% of our portfolio by face amount of policy benefits) we attempt to update the life expectancy estimates on a continuous rotating three year cycle. For life insurance policies that are pledged under the LNV senior credit facility (approximately 73.1% of our portfolio by face amount of policy benefits) we are presently required to update the life expectancy estimates every two years beginning from the date of the amended facility. For the remaining small face insurance policies (i.e., a policy with $1 million in face value benefits or less) we may employ a range of methods and timeframes to update life expectancy estimates.

The following table summarizes the inputs utilized in estimating the fair value of our portfolio of life insurance policies:

	As of June 30, 2018	As of December 31, 2017
Weighted-average age of insured, years *	81.9	81.7
Weighted-average life expectancy, months *	82.0	82.4
Average face amount per policy	$1,831,000	$1,867,000
Discount rate	10.45%	10.45%

(*)	Weighted-average by face amount of policy benefits

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

Change in Fair Value of the Investment in Life Insurance Policies

	Change in Life Expectancy Estimates
	minus 8 months	minus 4 months	plus 4 months	plus 8 months

June 30, 2018	$96,387,000	$47,837,000	$(47,457,000)	$(94,194,000)
December 31, 2017	$86,391,000	$42,886,000	$(42,481,000)	$(84,238,000)

	Change in Discount Rate
	minus 2%	minus 1%	plus 1%	plus 2%

June 30, 2018	$75,047,000	$35,898,000	$(33,001,000)	$(63,412,000)
December 31, 2017	$68,117,000	$32,587,000	$(29,964,000)	$(57,583,000)

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Other Fair Value Considerations

The carrying value of receivables, prepaid expenses, accounts payable and accrued expenses approximate fair value due to their short-term maturities and low credit risk. Using the income-based valuation approach, the estimated fair value of our L Bonds, having an aggregate face value of $534,302,000 as of June 30, 2018, is approximately $541,680,000 based on a weighted-average market interest rate of 6.78%. The carrying value of the senior credit facility with LNV Corporation reflects interest charged at 12-month LIBOR plus an applicable margin. The margin represents our credit risk, and the strength of the portfolio of life insurance policies collateralizing the debt. The overall rate reflects market, and the carrying value of the facility approximates fair value.

GWG MCA participates in the merchant cash advance industry by directly advancing sums to merchants and lending money, on a secured basis, to companies that advance sums to merchants. Each quarter, we review the carrying value of these cash advances, and determine if an impairment reserve is necessary. At June 30, 2018 one of our secured cash advances was impaired. Specifically, the secured loan to Nulook Capital LLC had an outstanding balance of $1,914,000 and a loan loss reserve of $1,908,000 at June 30, 2018. We deem fair value to be the estimated collectible value on each loan or advance made from GWG MCA. Secured MCA advances, net of loan loss reserve, of $1,345,000 and $1,662,000 are included within other assets on our condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively. Where we estimate the collectible amount to be less than the outstanding balance, we record a reserve for the difference. Provision for MCA advances are recorded within other expenses on the statement of operations (see Note 15).

The following table summarizes outstanding common stock warrants (discussed in Note 13) as of June 30, 2018:

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

(6) Credit Facility — LNV Corporation

On September 27, 2017, we entered into an amended and restated senior credit facility with LNV Corporation as lender through our subsidiary GWG DLP Funding IV, LLC (“DLP IV”). The Amended and Restated Loan Agreement governing the facility makes available a total of up to $300,000,000 in credit with a maturity date of September 27, 2029. Additional advances are available under the Amended and Restated Loan Agreement at the LIBOR rate as defined in the Amended and Restated Loan Agreement. Advances are available as the result of additional borrowing base capacity, created as the premiums and servicing costs of pledged life insurance policies become due. Interest will accrue on amounts borrowed under the Amended and Restated Loan Agreement at an annual interest rate, determined as of each date of borrowing or quarterly if there is no borrowing, equal to (A) the greater of 12-month LIBOR or the federal funds rate (as defined in the agreement) plus one-half of one percent per annum, plus (B) 7.50% per annum. The effective rate at June 30, 2018 was 10.19%. Interest payments are made on a quarterly basis.

As of June 30, 2018, approximately 73.1% of the total face value of our portfolio is pledged to LNV Corporation. The amount outstanding under this facility was $190,389,000 and $222,525,000 at June 30, 2018 and December 31, 2017, respectively. Obligations under the facility are secured by a security interest in DLP IV’s assets, for the benefit of the lenders under the Amended and Restated Loan Agreement, through an arrangement under which Wells Fargo serves as securities intermediary. The life insurance policies owned by DLP IV do not serve as direct collateral for the obligations of GWG Holdings under the L Bonds. The difference between the amount outstanding and the carrying amount on our condensed consolidated balance sheets is due to netting of unamortized debt issuance costs.

The Amended and Restated Loan Agreement has certain financial and nonfinancial covenants, and we were in compliance with these covenants at June 30, 2018 and December 31, 2017.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(7) Series I Secured Notes

Series I Secured Notes were legal obligations of GWG Life and were privately offered and sold from August 2009 through June 2011. On September 8, 2017, we redeemed all outstanding Series I Secured Notes for an aggregate of $6,815,000.

(8) L Bonds

Our L Bonds are legal obligations of GWG Holdings. Obligations under the L Bonds are secured by the assets of GWG Holdings and by GWG Life, as a guarantor, and are subordinate to the obligations under our senior credit facility (see Note 6). We began publicly offering and selling L Bonds in January 2012 under the name “Renewable Secured Debentures”. These debt securities were re-named “L Bonds” in January 2015. L Bonds are publicly offered and sold on a continuous basis under a registration statement permitting us to sell up to $1.0 billion in principal amount of L Bonds through January 2018. On December 1, 2017, an additional public offering was declared effective permitting us to sell up to $1.0 billion in principal amount of L Bonds on a continuous basis. The new offering is a follow-on to the previous L Bond offering and contains the same terms and features. We are party to an indenture governing the L Bonds dated October 19, 2011, as amended (“Indenture”), under which GWG Holdings is obligor, GWG Life is guarantor, and Bank of Utah serves as indenture trustee. On March 27, 2018 GWG L Bond holders approved Amendment No.1 to the Amended and Restated Indenture with Bank of Utah. This amendment expands the definition of Total Coverage to include, without duplication, the value of all of our other assets as reflected on our most recently available balance sheet prepared in accordance with GAAP. The Indenture contains certain financial and non-financial covenants, and we were in compliance with these covenants at June 30, 2018 and December 31, 2017.

The bonds have renewal features under which we may elect to permit their renewal, subject to the right of bondholders to elect to receive payment at maturity. Interest is payable monthly or annually depending on the election of the investor.

At June 30, 2018 and December 31, 2017, the weighted-average interest rate of our L Bonds was 7.15% and 7.29%, respectively. The principal amount of L Bonds outstanding was $534,302,000 and $461,427,000 at June 30, 2018 and December 31, 2017, respectively. The difference between the amount of outstanding L Bonds and the carrying amount on our condensed consolidated balance sheets is due to netting of unamortized deferred issuance costs, cash receipts for new issuances and payments of redemptions in process. Amortization of deferred issuance costs was $2,139,000 and $927,000 for the three months ended June 30, 2018 and 2017, respectively, and $4,138,000 and $2,856,000 for the six months ended June 30, 2018 and 2017, respectively. Future expected amortization of deferred financing costs as of June 30, 2018 is $18,060,000 in total over the next seven years.

Future contractual maturities of L Bonds, and future amortization of their deferred financing costs, at June 30, 2018 are as follows:

Years Ending December 31,	Contractual Maturities	Unamortized Deferred Financing Costs
Six months ending December 31, 2018	$60,612,000	$312,000
2019	150,617,000	3,024,000
2020	114,594,000	4,050,000
2021	65,293,000	2,860,000
2022	39,713,000	1,888,000
2023	36,818,000	1,984,000
Thereafter	66,655,000	3,942,000
	$534,302,000	$18,060,000

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

Purchasers of Series A in our offering received warrants to purchase an aggregate of 416,000 shares of our common stock at an exercise price of $12.50 per share. As of June 30, 2018 and December 31, 2017, all of these warrants have expired and none of them had been exercised.

On October 9, 2017 all shares of Series A were redeemed with a redemption payment equal to the sum of: (i) $8.25 per Series A share and (ii) all accrued but unpaid dividends.

(10) Redeemable Preferred Stock

On November 30, 2015, our public offering of up to 100,000 shares of RPS at $1,000 per share was declared effective. Holders of RPS are entitled to cumulative dividends at the rate of 7% per annum, paid monthly. Dividends on the RPS are recorded as a reduction to additional paid-in capital, if any, then to the outstanding balance of the preferred stock if additional paid-in-capital has been exhausted. Under certain circumstances described in the Certificate of Designation for the RPS, additional shares of RPS may be issued in lieu of cash dividends.

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

Holders of RPS may request that we redeem their RPS at a price equal to their stated value plus accrued but unpaid dividends, less an applicable redemption fee, if any. Nevertheless, the Certificate of Designation for RPS permits us in our sole discretion to grant or decline redemption requests. Subject to certain restrictions and conditions, we may also redeem shares of RPS without a redemption fee upon a holder’s death, total disability or bankruptcy. In addition, after one year from the date of original issuance, we may, at our option, call and redeem shares of RPS at a price equal to their liquidation preference.

In March 2017, we closed the RPS offering to additional investors having sold 99,127 shares of RPS for an aggregate gross consideration of $99,127,000 and incurred approximately $7,019,000 of related selling costs.

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

(11) Series 2 Redeemable Preferred Stock

On February 14, 2017, our public offering of up to 150,000 shares of RPS 2 at $1,000 per share was declared effective. Holders of RPS 2 are entitled to cumulative dividends at the rate of 7% per annum, paid monthly. Dividends on the RPS 2 are recorded as a reduction to additional paid-in capital, if any, then to the outstanding balance of the preferred stock if additional paid-in capital has been exhausted. Under certain circumstances described in the Certificate of Designation for the RPS 2, additional shares of RPS 2 may be issued in lieu of cash dividends.

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

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Holders of RPS 2 may request that we redeem their RPS 2 shares at a price equal to their liquidation preference, less an applicable redemption fee, if any. Nevertheless, the Certificate of Designation for RPS 2 permits us in our sole discretion to grant or decline requests for redemption. Subject to certain restrictions and conditions, we may also redeem shares of RPS 2 without a redemption fee upon a holder’s death, total disability or bankruptcy. In addition, we may, at our option, call and redeem shares of RPS 2 at a price equal to their liquidation preference (subject to a minimum redemption price, in the event of redemptions occurring less than one year after issuance, of 107% of the stated value of the shares being redeemed).

In April 2018, we closed the RPS 2 offering to additional investors having sold 149,979 shares of RPS 2 for an aggregate gross consideration of $149,979,000 and incurred approximately $10,284,000 of related selling costs.

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

(12) Income Taxes

We had a current income tax liability of $0 as of both June 30, 2018 and December 31, 2017. The components of our income tax expense (benefit) and the reconciliation at the statutory federal tax rate to our actual income tax expense (benefit) for the three and six months ended June 30, 2018 and 2017 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017

Statutory federal income tax (benefit)	$(12,000)	$(3,200,000)	$(1,939,000)	$(3,215,000)
State income taxes (benefit), net of federal benefit	10,000	(607,000)	(692,000)	(609,000)
Change in valuation allowance	(36,000)	-	2,568,000	-
Other permanent differences	38,000	90,000	63,000	106,000
Total income tax expense (benefit)	$-	$(3,717,000)	$-	$(3,718,000)

The tax effects of temporary differences that give rise to deferred income taxes were as follows:

	As of June 30, 2018	As of December 31, 2017
Deferred tax assets:
Note receivable from related party	$1,437,000	$1,437,000
Net operating loss carryforwards	9,787,000	9,995,000
Other assets	1,487,000	1,724,000
Subtotal	12,711,000	13,156,000
Valuation allowance	(8,954,000)	(6,386,000)
Deferred tax assets	3,757,000	6,770,000

Deferred tax liabilities:
Investment in life insurance policies	(3,651,000)	(6,630,000)
Other liabilities	(106,000)	(140,000)
Net deferred tax asset(liability)	$-	$-

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

At June 30, 2018 and December 31, 2017, we had federal net operating loss (“NOL”) carryforwards of $34,052,000 and $34,775,000, respectively. The NOL carryforwards will begin to expire in 2031. Future utilization of NOL carryforwards is subject to limitations under Section 382 of the Internal Revenue Code. This section generally relates to a more than 50 percent change in ownership over a three-year period. We currently do not believe that any prior issuance of common stock has resulted in an ownership change under Section 382 through June 30, 2018.

We provide for a valuation allowance when it is not considered “more likely than not” that our deferred tax assets will be realized. As of June 30, 2018, based on all available evidence, we have provided a valuation allowance against our total net deferred tax asset of $8,954,000 due to uncertainty as to the realization of our deferred tax assets during the carryforward periods.

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

Under our accounting policies, interest and penalties on unrecognized tax benefits, as well as interest received from favorable tax settlements are recognized as components of income tax expense. At June 30, 2018 and December 31, 2017, we recorded no accrued interest or penalties related to uncertain tax positions.

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

In conjunction with the initial public offering our Company issued warrants to purchase 16,000 shares of common stock at an exercise price of $15.63 per share. As of June 30, 2018, none of these warrants had been exercised. The remaining life of these warrants at June 30, 2018 was 1.3 years.

(14) Stock Incentive Plan

We adopted our 2013 Stock Incentive Plan in March 2013, as amended on June 1, 2015 and May 5, 2017. The Compensation Committee of our Board of Directors is responsible for the administration of the plan. Participants under the plan may be granted incentive stock options and non-statutory stock options; stock appreciation rights; stock awards; restricted stock; restricted stock units; and performance shares. Eligible participants include officers and employees of GWG Holdings and its subsidiaries, members of our Board of Directors, and consultants. Awards generally expire 10 years from the date of grant. As of June 30, 2018, 6,000,000 common stock options are authorized under the plan, of which 3,735,564 remain available for issuance.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock Options

As of June 30, 2018, we had outstanding stock options for 1,679,000 shares of common stock to employees, officers, and directors under the plan. Options for 1,061,000 shares have vested, and the remaining options are scheduled to vest over three years. The options were issued with an exercise price between $6.35 and $10.38 for those beneficially owning more than 10% of our common stock, and between $4.83 and $11.00 for all others, which is equal to the market price of the shares on the date of grant. The expected annualized volatility used in the Black-Scholes model valuation of options issued during the three months ended June 30, 2018 was 20.7%. The annual volatility rate is based on the standard deviation of the average continuously compounded daily changes of stock price of five selected comparable companies. As of June 30, 2018, stock options for 723,000 shares had been forfeited and stock options for 178,000 shares had been exercised.

Outstanding stock options:

	Vested	Un-vested	Total
Balance as of December 31, 2016	738,065	844,334	1,582,399
Granted during the year	61,099	367,500	428,599
Vested during the year	327,061	(327,061)	-
Exercised during the year	(126,498)	-	(126,498)
Forfeited during the year	(142,535)	(105,017)	(247,552)
Balance as of December 31, 2017	857,192	779,756	1,636,948
Granted year-to-date	4,850	99,200	104,050
Vested year-to-date	235,424	(235,424)	-
Exercised year-to-date	(23,834)	-	(23,834)
Forfeited year-to-date	(12,582)	(25,501)	(38,083)
Balance as of June 30, 2018	1,061,050	618,031	1,679,081

As of June 30, 2018, unrecognized compensation expense related to un-vested options is $933,000. We expect to recognize this compensation expense over the remaining vesting period ($304,000 in 2018, $426,000 in 2019, $183,000 in 2020, and $20,000 in 2021).

Stock Appreciation Rights (SARs)

As of June 30, 2018, we had outstanding SARs for 407,000 shares of the common stock to employees. The strike price of the SARs was between $7.84 and $10.38, which was equal to the market price of the common stock at the date of issuance. As of June 30, 2018, 215,000 of the SARs were vested. On June 30, 2018, the market price of GWG’s common stock was $7.68.

Outstanding SARs:

	Vested	Un-vested	Total
Balance as of December 31, 2016	106,608	133,127	239,735
Granted during the year	13,001	91,986	104,987
Vested during the year	69,444	(69,444)	-
Forfeited during the year	-	(1,750)	(1,750)
Balance as of December 31, 2017	189,053	153,919	342,972
Granted year-to-date	-	64,050	64,050
Vested year-to-date	25,699	(25,699)	-
Forfeited year-to-date	-	-	-
Balance as of June 30, 2018	214,752	192,270	407,022

The liability for the SARs as of June 30, 2018 and December 31, 2017 was $483,000 and $551,000, respectively, and was recorded within other accrued expenses on the condensed consolidated balance sheets. Employee compensation and benefits expense for SARs of ($118,000) and $23,000 was recorded for the three months ended June 30, 2018 and 2017, respectively, and ($68,000) and $312,000 was recorded for the six months ended June 30, 2018 and 2017, respectively.

Upon the exercise of SARs, the Company is obligated to make cash payment equal to the positive difference between the fair market value of the Company’s common stock on the date of exercise less the fair market value of the common stock on the date of grant.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following summarizes information concerning outstanding options and SARs issued under the 2013 Stock Incentive Plan:

	June 30, 2018
	Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Life (years)	Fair Value at Grant Date
Vested
Stock Options	1,061,050	$8.21	5.90	$1.82
SARs	214,752	$8.61	5.41	$1.89
Total Vested	1,275,802	$8.28	5.81	$1.83

Unvested
Stock Options	618,031	$9.22	7.18	$2.21
SARs	192,270	$8.93	6.11	$2.10
Total Unvested	810,301	$9.16	6.93	$2.18

	December 31, 2017
	Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Life (years)	Fair Value at Grant Date
Vested
Stock Options	857,192	$8.05	6.17	$1.76
SARs	189,053	$8.54	5.86	$1.90
Total Vested	1,046,245	$8.14	6.11	$1.78

Unvested
Stock Options	779,756	$9.21	7.50	$2.17
SARs	153,919	$9.16	6.24	$2.02
Total Unvested	933,675	$9.21	7.30	$2.15

(15) Other Expenses

The components of other expenses in our condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Contract Labor	$305,000	$87,000	$605,000	$181,000
Marketing	509,000	649,000	930,000	1,201,000
Information Technology	366,000	351,000	866,000	682,000
Servicing and Facility Fees	468,000	405,000	862,000	686,000
Travel and Entertainment	230,000	283,000	446,000	518,000
Insurance and Regulatory	352,000	393,000	719,000	718,000
Charitable Contributions	-	89,000	-	420,000
Provision for MCA Advances	94,000	878,000	94,000	878,000
General and Administrative	509,000	626,000	1,051,000	1,257,000
Total Other Expenses	$2,833,000	$3,761,000	$5,573,000	$6,541,000

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(16) Net Loss Attributable to Common Shareholders

We have outstanding RPS and RPS 2, as described in Notes 10 and 11. RPS and RPS 2 are anti-dilutive to our net loss attributable to common shareholders calculation for both the three and six months ended June 30, 2018 and 2017. Our vested and un-vested stock options are anti-dilutive for both the three and six months ended June 30, 2018 and 2017.

(17) Commitments

We are party to an office lease with U.S. Bank National Association as the landlord. On September 1, 2015, we entered into an amendment to our original lease that expanded the leased space to 17,687 square feet and extended the term through October 2025. Under the amended lease we are obligated to pay base rent plus common area maintenance and a share of building operating costs. Rent expenses under this agreement were $110,000 during both three months ended June 30, 2018 and 2017 and $215,000 and $223,000 during the six months ended June 30, 2018 and 2017, respectively.

Minimum lease payments under the amended lease are as follows:

Six months ending December 31, 2018	$133,000
2019	275,000
2020	284,000
2021	293,000
2022	302,000
2023	311,000
Thereafter	593,000
$2,191,000

(18) Contingencies

Litigation — In the normal course of business, we are involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on our financial position, results of operations or cash flows.

(19) Guarantee of L Bonds

We are publicly offering and selling L Bonds under a registration statement declared effective by the SEC, as described in Note 8. Our obligations under the L Bonds are secured by substantially all the assets of GWG Holdings, a pledge of all our common stock held individually by our largest stockholders, and by a guarantee and corresponding grant of a security interest in substantially all the assets of GWG Life. As a guarantor, GWG Life has fully and unconditionally guaranteed the payment of principal and interest on the L Bonds. GWG Life’s equity in DLP IV serve as collateral for our L Bond obligations. Substantially all of our life insurance policies are held by DLP IV or GWG Life Trust (“the Trust”). The policies held by DLP IV are not collateral for the L Bond obligations as such policies are pledged to the senior credit facility with LNV Corporation.

The consolidating financial statements are presented in lieu of separate financial statements and other related disclosures of the subsidiary guarantor and issuer, because management does not believe that separate financial statements and related disclosures would be material to investors. There are currently no significant restrictions on the ability of GWG Holdings or GWG Life, the guarantor subsidiary, to obtain funds from its subsidiaries by dividend or loan, except as described in these notes. A substantial majority of insurance policies we currently own are subject to a collateral arrangement with LNV Corporation described in Note 6. Under this arrangement, we are required to maintain collection and payment accounts that are used to collect policy benefits from pledged policies, pay interest and other charges under the facility, and distribute funds to pay down the facility.

The following represents condensed consolidating financial information as of June 30, 2018 and December 31, 2017, with respect to the financial position, and as of June 30, 2018 and 2017, with respect to results of operations and cash flows of GWG Holdings and its subsidiaries. The parent column presents the financial information of GWG Holdings, the primary obligor for the L Bonds. The guarantor subsidiary column presents the financial information of GWG Life, the guarantor subsidiary of the L Bonds, presenting its investment in DLP IV and the Trust under the equity method. The non-guarantor subsidiaries column presents the financial information of all non-guarantor subsidiaries, including DLP IV and the Trust.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Balance Sheets

June 30, 2018	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

A S S E T S

Cash and cash equivalents	$123,017,408	$546,177	$881,219	$-	$124,444,804
Restricted cash	-	5,648,925	1,002,384	-	6,651,309
Investment in life insurance policies, at fair value	-	70,892,773	655,170,471	-	726,063,244
Life insurance policy benefits receivable	-	800,000	26,235,000	-	27,035,000
Other assets	4,307,833	1,921,184	4,612,550	-	10,841,567
Investment in subsidiaries	577,018,061	498,224,110	-	(1,075,242,171)	-

TOTAL ASSETS	$704,343,302	$578,033,169	$687,901,624	$(1,075,242,171)	$895,035,924

L I A B I L I T I E S & S T O C K H O L D E R S’ E Q U I T Y

LIABILITIES
Senior credit facility with LNV Corporation	$-	$-	$180,630,553	$-	$180,630,553
L Bonds	518,788,942	-	-	-	518,788,942
Accounts payable	580,162	738,894	1,307,227	-	2,626,283
Interest and dividends payable	11,449,184	-	5,487,541	-	16,936,725
Other accrued expenses	1,502,663	1,736,033	792,374	-	4,031,070
TOTAL LIABILITIES	532,320,951	2,474,927	188,217,695	-	723,013,573

STOCKHOLDERS’ EQUITY
Member capital	-	575,558,242	499,683,929	(1,075,242,171)	-
Redeemable preferred stock and Series 2 redeemable preferred stock	220,701,701	-	-	-	220,701,701
Common stock	5,813	-	-	-	5,813
Accumulated deficit	(48,685,163)	-	-	-	(48,685,163)
TOTAL STOCKHOLDERS’ EQUITY	172,022,351	575,558,242	499,683,929	(1,075,242,171)	172,022,351

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$704,343,302	$578,033,169	$687,901,624	$(1,075,242,171)	$895,035,924

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Balance Sheets (continued)

December 31, 2017	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

A S S E T S

Cash and cash equivalents	$111,952,829	$1,486,623	$982,039	$-	$114,421,491
Restricted cash	-	9,367,410	18,982,275	-	28,349,685
Investment in life insurance policies, at fair value	-	51,093,362	599,433,991	-	650,527,353
Life insurance policy benefits receivable	-	1,500,000	15,158,761	-	16,658,761
Other assets	1,912,203	1,986,312	5,000,369	-	8,898,884
Investment in subsidiaries	480,659,789	415,235,212	-	(895,895,001)	-

TOTAL ASSETS	$594,524,821	$480,668,919	$639,557,435	$(895,895,001)	$818,856,174

L I A B I L I T I E S & S T O C K H O L D E R S’ E Q U I T Y

LIABILITIES
Senior credit facility with LNV Corporation	$-	$-	$212,238,192	$-	$212,238,192
L Bonds	447,393,568	-	-	-	447,393,568
Accounts payable	1,434,623	844,899	4,114,917	-	6,394,439
Interest and dividends payable	10,296,584	-	5,130,925	-	15,427,509
Other accrued expenses	1,728,303	1,610,773	391,647	-	3,730,723
TOTAL LIABILITIES	460,853,078	2,455,672	221,875,681	-	685,184,431

STOCKHOLDERS’ EQUITY
Member capital	-	478,213,247	417,681,754	(895,895,001)	-
Redeemable preferred stock and Series 2 redeemable preferred stock	173,115,447	-	-	-	173,115,447
Common stock	5,813	-	-	-	5,813
Accumulated deficit	(39,449,517)	-	-	-	(39,449,517)
TOTAL STOCKHOLDERS’ EQUITY	133,671,743	478,213,247	417,681,754	(895,895,001)	133,671,743

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$594,524,821	$480,668,919	$639,557,435	$(895,895,001)	$818,856,174

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Operations

For the three months ended June 30, 2018	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Gain on life insurance policies, net	$-	$6,620,224	$16,719,526	$-	$23,339,750
Interest and other income	661,859	17,798	295,541	-	975,198
TOTAL REVENUE	661,859	6,638,022	17,015,067	-	24,314,948

EXPENSES
Interest expense	11,396,554	-	5,751,296	-	17,147,850
Employee compensation and benefits	1,414,360	1,318,806	502,533	-	3,235,699
Legal and professional fees	399,790	234,740	521,198	-	1,155,728
Other expenses	1,697,222	476,907	658,648	-	2,832,777
TOTAL EXPENSES	14,907,926	2,030,453	7,433,675	-	24,372,054

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(14,246,067)	4,607,569	9,581,392	-	(57,106)

EQUITY IN INCOME OF SUBSIDIARIES	14,188,961	10,693,650	-	(24,882,611)	-

NET INCOME (LOSS) BEFORE INCOME TAXES	(57,106)	15,301,219	9,581,392	(24,882,611)	(57,106)

INCOME TAX BENEFIT	-	-	-	-	-
NET INCOME (LOSS)	(57,106)	15,301,219	9,581,392	(24,882,611)	(57,106)
Preferred stock dividends	4,338,487	-	-	-	4,338,487
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(4,395,593)	$15,301,219	$9,581,392	$(24,882,611)	$(4,395,593)

For the three months ended June 30, 2017	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Gain on life insurance policies, net	$-	$201,685	$11,094,581	$-	$11,296,266
Interest and other income	69,221	163,384	298,141	(159,426)	371,320
TOTAL REVENUE	69,221	365,069	11,392,722	(159,426)	11,667,586

EXPENSES
Interest expense	8,325,874	391,061	3,555,266	(26,176)	12,246,025
Employee compensation and benefits	2,109,562	1,529,188	102,549	-	3,741,299
Legal and professional fees	284,756	179,461	866,372	-	1,330,589
Other expenses	1,885,146	650,320	1,358,882	(133,250)	3,761,098
TOTAL EXPENSES	12,605,338	2,750,030	5,883,069	(159,426)	21,079,011

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(12,536,117)	(2,384,961)	5,509,653	-	(9,411,425)

EQUITY IN INCOME OF SUBSIDIARIES	3,124,692	7,241,779	-	(10,366,471)	-

NET INCOME (LOSS) BEFORE INCOME TAXES	(9,411,425)	4,856,818	5,509,653	(10,366,471)	(9,411,425)

INCOME TAX BENEFIT	(3,717,174)	-	-	-	(3,717,174)
NET INCOME (LOSS)	(5,694,251)	4,856,818	5,509,653	(10,366,471)	(5,694,251)
Preferred stock dividends	2,031,097	-	-	-	2,031,097
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(7,725,348)	$4,856,818	$5,509,653	$(10,366,471)	$(7,725,348)

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Operations (continued)

For the six months ended June 30, 2018	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Gain on life insurance policies, net	$-	$8,013,679	$29,194,816	$-	$37,208,495
Interest and other income	1,113,898	26,524	507,703	-	1,648,125
TOTAL REVENUE	1,113,898	8,040,203	29,702,519	-	38,856,620

EXPENSES
Interest expense	22,019,206	-	11,191,981	-	33,211,187
Employee compensation and benefits	3,337,093	2,794,537	846,738	-	6,978,368
Legal and professional fees	807,102	466,390	1,055,865	-	2,329,357
Other expenses	3,491,702	941,514	1,140,138	-	5,573,354
TOTAL EXPENSES	29,655,103	4,202,441	14,234,722	-	48,092,266

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(28,541,205)	3,837,762	15,467,797	-	(9,235,646)

EQUITY IN INCOME OF SUBSIDIARIES	19,305,559	17,557,850	-	(36,863,409)	-

NET INCOME (LOSS) BEFORE INCOME TAXES	(9,235,646)	21,395,612	15,467,797	(36,863,409)	(9,235,646)

INCOME TAX BENEFIT			-	-
NET INCOME (LOSS)	(9,235,646)	21,395,612	15,467,797	(36,863,409)	(9,235,646)
Preferred stock dividends	8,042,971	-	-	-	8,042,971
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(17,278,617)	$21,395,612	$15,467,797	$(36,863,409)	$(17,278,617)

For the six months ended June 30, 2017	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Gain on life insurance policies, net	$-	$1,701,012	$28,995,074	$-	$30,696,086
Interest and other income	154,228	235,285	923,802	(253,470)	1,059,845
TOTAL REVENUE	154,228	1,936,297	29,918,876	(253,470)	31,755,931

EXPENSES
Interest expense	17,587,908	677,415	7,292,113	(67,195)	25,490,241
Employee compensation and benefits	4,038,357	2,750,770	115,232	-	6,904,360
Legal and professional fees	777,571	440,549	1,058,817	-	2,276,937
Other expenses	3,548,149	1,533,051	1,646,496	(186,275)	6,541,420
TOTAL EXPENSES	25,951,985	5,401,785	10,112,658	(253,470)	41,212,958

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(25,797,757)	(3,465,488)	19,806,218	-	(9,457,027)

EQUITY IN INCOME OF SUBSIDIARIES	16,340,730	21,305,986	-	(37,646,716)	-

NET INCOME (LOSS) BEFORE INCOME TAXES	(9,457,027)	17,840,498	19,806,218	(37,646,716)	(9,457,027)

INCOME TAX BENEFIT	(3,717,674)	-	-	-	(3,717,674)
NET INCOME (LOSS)	(5,739,353)	17,840,498	19,806,218	(37,646,716)	(5,739,353)
Preferred stock dividends	3,898,857	-	-	-	3,898,857
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(9,638,210)	$17,840,498	$19,806,218	$(37,646,716)	$(9,638,210)

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Cash Flows

For the three months ended June 30, 2018	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(57,106)	$15,301,219	$9,581,392	$(24,882,611)	$(57,106)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Equity of subsidiaries	(14,188,961)	(10,693,650)	-	24,882,611	-
Changes in fair value of life insurance policies	-	(4,693,656)	(9,879,519)	-	(14,573,175)
Amortization of deferred financing and issuance costs	2,139,018	-	263,755	-	2,402,773
(Increase) decrease in operating assets:
Life insurance policy benefits receivable	-	(600,000)	(14,132,270)	-	(14,732,270)
Other assets	(59,942,967)	(41,271,719)	346,531	99,135,390	(1,732,765)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued expenses	471,218	(68,313)	139,185	-	542,090
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(71,578,798)	(42,026,119)	(13,680,926)	99,135,390	(28,150,453)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	-	(15,548,000)	(14,700,939)	-	(30,248,939)
Carrying value of matured life insurance policies	-	1,313,885	4,834,464	-	6,148,349
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	(14,234,115)	(9,866,475)	-	(24,100,590)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on (repayments of) senior debt	-	-	(29,080,815)	-	(29,080,815)
Proceeds from issuance of L Bonds	60,536,446	-	-	-	60,536,446
Payments for redemption and issuance of L Bonds	(13,710,821)	-	-	-	(13,710,821)
Proceeds from issuance of preferred stock	14,372,959	-	-	-	14,372,959
Payments for issuance of preferred stock	(984,599)	-	-	-	(984,599)
Payments for redemption of preferred stock	(1,212,690)	-	-	-	(1,212,690)
Preferred stock dividends	(4,338,487)	-	-	-	(4,338,487)
Issuance of member capital	-	57,296,366	41,839,024	(99,135,390)	-
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	54,662,808	57,296,366	12,758,209	(99,135,390)	25,581,993

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,915,990)	1,036,132	(10,789,192)	-	(26,669,050)

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
BEGINNING OF THE PERIOD	139,933,398	5,158,970	12,672,795	-	157,765,163

END OF THE PERIOD	$123,017,408	$6,195,102	$1,883,603	$-	$131,096,113

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Cash Flows (continued)

For the three months ended June 30, 2017	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,694,251)	$4,856,818	$5,509,653	$(10,366,471)	$(5,694,251)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Equity of subsidiaries	(3,124,692)	(7,241,779)	-	10,366,471	-
Changes in fair value of life insurance policies	-	(134,399)	(15,101,103)	-	(15,235,502)
Amortization of deferred financing and issuance costs	926,816	28,964	542,168	-	1,497,948
Deferred income taxes	(3,717,174)	-	-	-	(3,717,174)
(Increase) decrease in operating assets:
Life insurance policy benefits receivable	-	600,000	1,405,000	-	2,005,000
Other assets	(32,646,205)	(23,493,280)	316,604	55,878,537	55,656
Increase (decrease) in operating liabilities:
Accounts payable and other accrued expenses	1,974,991	(1,405,114)	830,967	-	1,400,844
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(42,280,515)	(26,788,790)	(6,496,711)	55,878,537	(19,687,479)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	-	-	(19,432,338)	-	(19,432,338)
Carrying value of matured life insurance policies	-	256,152	2,758,682	-	3,014,834
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	256,152	(16,673,656)	-	(16,417,504)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on (repayments of) senior debt	-	-	(3,845,037)	-	(3,845,037)
Payments for issuance of senior debt	-	(1,076,118)	-	-	(1,076,118)
Payments for redemption of Series I Secured Notes	-	(4,348,372)	-	-	(4,348,372)
Proceeds from issuance of L Bonds	31,875,811	-	-	-	31,875,811
Payments for redemption and issuance of L Bonds	(15,025,566)	-	-	-	(15,025,566)
Issuance of common stock	4	-	-	-	4
Proceeds from issuance of preferred stock	34,301,747	-	-	-	34,301,747
Payments for issuance of preferred stock	(1,945,618)	-	-	-	(1,945,618)
Payments for redemption of preferred stock	(1,372,593)	-	-	-	(1,372,593)
Preferred stock dividends	(2,031,097)	-	-	-	(2,031,097)
Issuance of member capital	-	31,450,843	24,427,694	(55,878,537)	-
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	45,802,688	26,026,353	20,582,657	(55,878,537)	36,533,161

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,522,173	(506,285)	(2,587,710)	-	428,178

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
BEGINNING OF THE PERIOD	46,110,677	6,411,771	45,502,477	-	98,024,925

END OF THE PERIOD	$49,632,850	$5,905,486	$42,914,767	$-	$98,453,103

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Cash Flows (continued)

For the six months ended June 30, 2018	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(9,235,646)	$21,395,612	$15,467,797	$(36,863,409)	$(9,235,646)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Equity of subsidiaries	(19,305,559)	(17,557,850)	-	36,863,409	-
Changes in fair value of life insurance policies	-	(6,205,841)	(25,012,928)	-	(31,218,769)
Amortization of deferred financing and issuance costs	4,138,451	-	527,510	-	4,665,961
(Increase) decrease in operating assets:
Life insurance policy benefits receivable	-	700,000	(11,076,239)	-	(10,376,239)
Other assets	(79,448,344)	(65,365,920)	521,297	142,483,761	(1,809,206)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued expenses	1,161,452	19,255	(2,183,825)	-	(1,003,118)
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(102,689,646)	(67,014,744)	(21,756,388)	142,483,761	(48,977,017)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	-	(15,548,000)	(40,000,764)	-	(55,548,764)
Carrying value of matured life insurance policies	-	1,954,430	9,277,213	-	11,231,643
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	(13,593,570)	(30,723,551)	-	(44,317,121)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on (repayments of) senior debt	-	-	(32,135,150)		(32,135,150)
Proceeds from issuance of L Bonds	97,197,545	-	-	-	97,197,545
Payments for redemption and issuance of L Bonds	(25,956,269)	-	-	-	(25,956,269)
Proceeds from issuance of preferred stock	56,238,128	-	-		56,238,128
Payments for issuance of preferred stock	(4,142,294)	-	-		(4,142,294)
Payments for redemption of preferred stock	(1,539,914)	-	-		(1,539,914)
Preferred stock dividends	(8,042,971)	-	-	-	(8,042,971)
Issuance of member capital	-	75,949,383	66,534,378	(142,483,761)	-
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	113,754,225	75,949,383	34,399,228	(142,483,761)	81,619,075

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,064,579	(4,658,931)	(18,080,711)	-	(11,675,063)

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
BEGINNING OF THE PERIOD	111,952,829	10,854,033	19,964,314	-	142,771,176

END OF THE PERIOD	$123,017,408	$6,195,102	$1,883,603	$-	$131,096,113

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Cash Flows (continued)

For the six months ended June 30, 2017	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,739,353)	$17,840,498	$19,806,218	$(37,646,716)	$(5,739,353)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Equity of subsidiaries	(16,340,730)	(21,305,986)	-	37,646,716	-
Changes in fair value of life insurance policies	-	(1,193,821)	(27,925,514)	-	(29,119,335)
Amortization of deferred financing and issuance costs	2,855,809	74,384	1,233,958	-	4,164,151
Deferred income taxes, net	(3,717,674)	-	-	-	(3,717,674)
(Increase) decrease in operating assets:
Life insurance policy benefits receivable	-	-	(1,625,000)	-	(1,625,000)
Other assets	(27,138,260)	(55,534,365)	1,842,210	83,082,776	2,252,361
Increase (decrease) in operating liabilities:
Accounts payable and other accrued expenses	3,428,613	(1,563,526)	1,081,963	-	2,947,050
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(46,651,595)	(61,682,816)	(5,586,165)	83,082,776	(30,837,800)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	-	-	(42,121,671)	-	(42,121,671)
Carrying value of matured life insurance policies	-	751,576	4,632,232	-	5,383,808
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	751,576	(37,489,439)	-	(36,737,863)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on (repayments of) senior debt	-	-	(7,099,537)	-	(7,099,537)
Payments for issuance of senior debt	-	(1,076,118)	(114,294)	-	(1,190,412)
Payments for redemption of Series I Secured Notes	-	(9,798,261)	-	-	(9,798,261)
Proceeds from issuance of L Bonds	56,744,470	-	-	-	56,744,470
Payments for redemption and issuance of L Bonds	(39,197,163)	-	-	-	(39,197,163)
Redemption of common stock	(1,603,556)	-	-	-	(1,603,556)
Proceeds from issuance of preferred stock	61,480,941	-	-	-	61,480,941
Payments for issuance of preferred stock	(3,963,105)	-	-	-	(3,963,105)
Payments for redemption of preferred stock	(1,759,332)	-	-	-	(1,759,332)
Preferred stock dividends	(3,898,857)	-	-	-	(3,898,857)
Issuance of member capital	-	26,232,504	56,850,272	(83,082,776)	-
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	67,803,398	15,358,125	49,636,441	(83,082,776)	49,715,188

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,151,803	(45,573,115)	6,560,837	-	(17,860,475)

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
BEGINNING OF THE PERIOD	28,481,047	51,478,601	36,353,930	-	116,313,578

END OF THE PERIOD	$49,632,850	$5,905,486	$42,914,767	$-	$98,453,103

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

Life Insurance Company	June 30, 2018	December 31, 2017
John Hancock	14.71%	15.57%
AXA Equitable	11.39%	11.88%
Lincoln National	11.19%	10.80%

The following summarizes the states, based on insured state of residence of the insurance policies in our portfolio, exceeding 10% of the total face value held by us:

State of Residence	June 30, 2018	December 31, 2017
Florida	19.90%	20.16%
California	18.71%	18.60%

(21) Subsequent Events

Subsequent to June 30, 2018, two policies covering two individuals have matured. The combined face value of insurance benefits of these policies were $400,000.

Subsequent to June 30, 2018, we have issued approximately $28,462,000 of L Bonds.

On January 12, 2018, GWG Holdings and its wholly owned subsidiary GWG Life entered into a Master Exchange Agreement with The Beneficient Company Group, L.P., a Delaware limited partnership (“Beneficient”), MHT Financial SPV, LLC, a Delaware limited liability company (“MHT SPV”), and various related trusts (the “Seller Trusts”), as amended and restated on January 18, 2018 with effect from January 12, 2018, and as further amended by the First Amendment to Master Exchange Agreement and Second Amendment to Master Exchange Agreement (as amended, the “Master Exchange Agreement”). Under the Master Exchange Agreement, GWG Holdings, on the one hand, and any of Beneficient, MHT SPV or the Seller Trusts, on the other hand, could terminate the Master Exchange Agreement prior to the closing under certain circumstances, including if the conditions to closing of the transaction had not been fulfilled by June 30, 2018 (the “Closing Conditions Date”). On March 30, 2018 and June 29, 2018, GWG Holdings, GWG Life, Beneficient, MHT SPV, and the Seller Trusts entered into First and Second Amendments to Master Exchange Agreement pursuant to which the Closing Conditions Date was extended to July 30, 2018. The material terms and conditions of the Master Exchange Agreement were described in GWG Holdings’ Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2018. The transactions contemplated by the Master Exchange Agreement are referred to as the “Exchange Transaction”.

On August 10, 2018, GWG Holdings, GWG Life, Beneficient, MHT SPV, and the Seller Trusts entered into a Third Amendment to Master Exchange Agreement (the “Third Amendment”). Pursuant to the Third Amendment, the parties agreed to consummate the Exchange Transaction in two closings. The Third Amendment also generally deleted MHT SPV as a party to the Master Exchange Agreement. The material terms and conditions of the Third Amendment, the Exchange Transaction and the first closing thereof were described in GWG Holdings’ Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2018.

In connection with the transactions contemplated by the Third Amendment, on August 10, 2018, GWG Holdings, GWG Life and Bank of Utah, as trustee (the “Trustee”), entered into a Supplemental Indenture (the “Supplemental Indenture”) to the Amended and Restated Indenture dated as of October 23, 2017 between GWG Holdings, GWG Life and the Trustee, as amended. GWG Holdings entered into the Supplemental Indenture to add and change certain provisions of the Amended and Restated Indenture necessary to provide for the issuance of a new class of securities titled “Seller Trust L Bonds”. The maturity date of the Seller Trust L Bonds is August 9, 2023. The Seller Trust L Bonds bear interest at 7.50% per year. The material terms and conditions of the Supplemental Indenture and the Seller Trust L Bonds were described in GWG Holdings’ Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2018.

On August 14, 2018 the Company’s Board of Directors declared a special dividend of $4.30 per share of common stock (approximately $25 million) payable in cash on September 5, 2018 to shareholders of record on August 27, 2018.

ITEM 1A.	RISK FACTORS.

On August 10, 2018, GWG Holdings, GWG Life, Beneficient, MHT SPV, and the Seller Trusts entered into a Third Amendment to Master Exchange Agreement (the “Third Amendment”). Pursuant to the Third Amendment, the parties agreed to consummate the transactions contemplated by the Master Exchange Agreement in two closings. The first closing occurred on August 10, 2018. The material terms and conditions of the Third Amendment and such first closing were described in GWG Holdings’ Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2018. The risk factors below update the risk factors regarding the Exchange Transaction (as defined below) that were previously included in our Annual Report on Form 10-K for the year ended December 31, 2017 and filed on March 29, 2018.

Risks associated with our Exchange Transaction with The Beneficient Company Group, L.P.:

We may not complete the Final Closing of the Exchange Transaction within our anticipated timeframe or at all.

We have entered into a Master Exchange Agreement (as amended, the “Master Agreement”) to govern our securities exchange transaction with The Beneficient Company Group, L.P. (“Beneficient”) and certain other parties (the “Exchange Transaction”). The Master Agreement contemplates that the Exchange Transaction will occur in two closings, an initial closing, which was completed on August 10, 2018 (the “Initial Transfer”) and a final closing (the “Final Closing”), which is subject to various conditions. Upon consummation of the Initial Transfer, we issued $403 million of a new series of L Bonds to certain parties referred to as the “Seller Trusts” in the Master Agreement and 5.0 million shares at $10.00 per share of Series B Convertible Preferred Stock to Beneficient who we understand will transfer such shares to the Seller Trusts; in exchange Beneficent owes us $200 million under a commercial loan (the “Commercial Loan”); $162.9 million under an exchangeable note (“Exchangeable Note”) which automatically converts into 16.3 million Beneficient common units upon consummation of the Final Closing; and issued us 4.0 million Beneficient common units at $10.00 per unit. Although we anticipate that the Final Closing will occur in the fourth quarter of 2018, there can be no assurance that it will be completed on this timeframe or at all. Under the Master Agreement, in the Final Closing, (i) the Seller Trusts will transfer to us an additional 24.2 million Beneficient common units at $10.00 per unit, (ii) Beneficient will issue to us approximately 16.3 million Beneficient common units at $10.00 per unit in satisfaction of the Exchangeable Note, and we will deliver to the Seller Trusts 24.2 million shares of our common stock at $10.00 per share and the Convertible Preferred Stock will convert into 5.0 million shares of our common stock at $10.00 per share. If the Final Closing of the Exchange Transaction is not completed for any reason, we will not realize all of the anticipated benefits of the Exchange Transaction described elsewhere in this report. Further, the price of our common stock may decline to the extent that the current market price reflects an assumption that the Final Closing of the Exchange Transaction will be completed.

Beneficient may be unable to operate its business successfully, which would negatively impact its ability to generate distributable cash flow and increase the value of its common units.

Beneficient plans to provide liquidity products and loans with trust services (collectively, “liquidity products”) to owners of alternative assets and illiquid investment funds. Beneficient intends to market its liquidity products to mid-to-high net worth individuals (i.e., individuals having a net worth of between $5 million and $30 million), along with a variety of other financial services, including custody and clearing of alternative assets, fund and trust administration, retirement funds and insurance services for covering risks attendant to owning or managing alternative assets. Beneficient intends to operate as a master limited partnership. The success of the Exchange Transaction from our perspective will depend, in part, on Beneficient’s ability to operate its business successfully, generate distributable cash flow to limited partners and increase the value of its common units. If Beneficient is unable to do so, such inability will negatively impact the value of our investment in Beneficient and, in turn, would have a corresponding negative impact on the value of our assets and the price of our common stock.

Beneficient’s operations will materially impact our financial performance.

We expect to account for our acquisition of common units of Beneficient using the equity method of accounting. As a result, we will recognize a share of the profits and losses of Beneficient in the periods when such profits and losses are earned or incurred by Beneficient. Because common units of Beneficient will represent a significant percent of our assets, the impact on our financial statements of Beneficient’s financial performance may be material.

Beneficient may be unable to obtain a trust bank charter, or tax status as a master limited partnership, which would hinder Beneficient’s ability to successfully pursue its current business plan and could adversely affect the value of its common units.

Beneficient is a privately-held company organized as a Delaware limited partnership that intends to operate as a master limited partnership. In addition, Beneficient intends to seek a trust bank charter from the State of Texas and carry on much of its business through a trust company. There can be no assurance that Beneficient will be successful in obtaining a trust bank charter or the timing of the receipt of such trust bank charter. Because Beneficient’s current business plans are based in part on obtaining regulatory approval to operate as a regulated trust bank and a master limited partnership, a failure to do so may materially and adversely impact its financial performance and prospects, which would likely decrease the value of the Beneficient common units we hold.

Beneficient may be unable to obtain a listing for its common units which would hinder Beneficient’s ability to successfully pursue its current business plan and could adversely affect the value of its common units.

Under the Master Agreement, Beneficient has agreed to use its commercial best efforts to pursue and obtain a listing following the closing of the Exchange Transaction. If Beneficient fails to file a registration statement with the SEC in connection with a listing within 24 months after such closing, or secure a listing on or prior to the 40-month anniversary of such closing, then the Master Agreement provides that we may, at our election, cause Beneficient to adopt a strategy to redeem all of the common units of Beneficient then held by us at a redemption price equal to the greater of $11.00 per unit or the book value per unit as of the redemption date. Under this strategy, Beneficient would be required to use a portion of its distributable cash flow to satisfy our redemption election (together with all other redemption elections that may be made by the holders of other interests in Beneficient or interests convertible into interests of Beneficient). However, there is no assurance that Beneficient’s distributable cash flow will be sufficient to affect a redemption within a particular period of time or at all. If Beneficient is ultimately unable to satisfy its redemption obligations, we may not be able to recoup our investment in Beneficient common units.

We will have limited or no ability to influence Beneficient’s management’s decisions regarding its business.

Although, upon the Final Closing of the Exchange Transaction, we will own a significant percentage of Beneficient’s outstanding common units (approximately 87%), Beneficient’s general partner is authorized to perform all acts that it determines to be necessary or appropriate to carry out Beneficient’s purposes and to conduct its business. As a result, we will have only limited voting rights relating to certain matters and, as is contemplated by the terms of Beneficient’s limited partnership agreement (which we have become a party to as a result of the completion of the Initial Transfer), any person or group that acquires beneficial ownership of 20% or more of Beneficient’s common limited partnership units (including GWG) will lose voting rights associated with all of its common units and such common units may not be voted on any matter. Further, any person or group (other than Beneficient’s general partner and its affiliates, or a direct or subsequently approved transferee of the general partner or its affiliates or such person or group approved by the board of directors of the general partner of Beneficient) who acquires, in the aggregate, beneficial ownership of 20% or more of Beneficient’s common units (including GWG which, upon the Final Closing will own approximately 87%), will lose voting rights associated with all of its common units and such common units may not be voted on any matter and will not be considered to be outstanding when sending notices of a meeting of limited partners, calculating required votes, determining the presence of a quorum or for other similar purposes. In addition, prior to a listing, if any, of Beneficient’s common units on a national stock exchange or, in lieu thereof, quotation of the common units in an automated quotation system, the executive committee of the board of directors of the general partner of Beneficient will be entitled to cast all of the votes that the limited partners would otherwise be entitled to cast, and no limited partner, in its capacity as such, will be permitted to vote in respect of its common units. As a result, we will have limited or no ability to influence Beneficient’s management’s decisions regarding its business.

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

Beneficient has significant debt obligations outstanding to us and has the ability to incur additional indebtedness.

Subject to certain restrictions within the Commercial Loan, Beneficient is permitted to incur additional indebtedness ranking senior to the Commercial Loan and the Exchangeable Note. If Beneficient is unable to execute its business plans, it may materially and adversely impact Beneficient’s ability to repay its indebtedness, including the Commercial Loan and Exchangeable Note in accordance with their respective terms. As a significant holder of Beneficient indebtedness, a payment default under any additional indebtedness Beneficient may incur, or under the Commercial Loan or Exchangeable Note, would likely have a corresponding negative impact on the value of our assets (including the value of our Beneficient common units) and the price of our common stock.

Our percentage ownership in Beneficient may be diluted.

Upon consummation of the Final Closing of the Exchange Transaction, we will become the owner of approximately 87% of the issued and outstanding common units in Beneficient. Our percentage ownership does not take into account (i) approximately 125,657,883 limited partner interests that may be issued upon the conversion of outstanding securities issued by Beneficient or its affiliates, or (ii) additional limited partner interests that may be issued after the closing of the Exchange Transaction. Importantly, the general partner of Beneficient has discretion to cause Beneficient to issue additional limited partner interests from time to time, and Beneficient’s partnership agreement contains no meaningful restrictions on this authority. Moreover, the Beneficient organizational structure permits the future issuance of additional securities that can, upon certain circumstances or at the discretion of their holders, be converted into additional limited partner interests in Beneficient. As a result, our percentage ownership in Beneficient may be diluted in the future.

The resale of our common stock issued in the Exchange Transaction could put downward pressure on the market price of our common stock and result in a destabilized trading market for our common stock.

Upon the Final Closing, our Series B Convertible Preferred Stock will automatically convert to 5 million shares of our common stock and we will also issue approximately 24.2 million additional shares of our common stock, which in the aggregate will represent approximately 83% of our outstanding common stock. The shares of common stock we issue on the Final Closing will be subject to contractual resale restrictions, governance restrictions, as well as resale restrictions. The Master Agreement and related ancillary agreements require that we register the resale of the shares of common stock issued in the Final Closing to the Seller Trusts to the extent permitted by applicable SEC rules and regulations. Upon the effectiveness of such registration, or the lapse of applicable resale restrictions under applicable securities laws or applicable lock-up restrictions, the shares of our common stock issued in the Exchange Transaction will be available for resale in the public equity markets only through an Orderly Marketing Agreement or in a widely dispersed registered public offering. We cannot predict the effect, if any, that future sales of these shares or the availability of these shares for future sale will have on the market price of our common stock.

At the Final Closing, we will enter into an Orderly Marketing Agreement among GWG, the Seller Trusts and Credit Suisse Securities (USA), LLC for the orderly marketing and resale of the common stock to be issued to the Seller Trusts in the Exchange Transaction. The purpose of this Orderly Marketing Agreement is to manage the timing and amount of our common shares that are publicly resold in the market because the number of shares of our common stock to be issued in the Exchange Transaction will substantially increase the total number of our issued and outstanding shares. However, there is no assurance that the Orderly Marketing Agreement will accomplish its purpose of maintaining a stable market for our common stock. Until the sales of our common stock under the Orderly Marketing Agreement, certain governance restrictions will remain in place for the benefit of our current shareholders under a Stockholders Agreement.

Upon consummation of the Exchange Transaction, the Seller Trusts, collectively, will own a substantial majority of our outstanding common stock.

At the Final Closing of the Exchange Transaction, our 5 million shares of Series B Convertible Preferred Stock will convert into 5 million shares of our common stock and we will issue 24.2 million shares of our common stock to the Seller Trusts. Upon conversion of our Series B Convertible Preferred Stock and the issuance of our common stock, such shares will represent approximately 83% of our outstanding common stock. At the Final Closing, we will enter into a Stockholders Agreement with the Seller Trusts which provides that for so long as the Seller Trusts own voting securities of GWG Holdings representing 10% or more of the total voting power of all shares of GWG Holdings voting securities, all voting securities of GWG Holdings over which the Seller Trusts (and their respective transferees) have voting control will be voted solely in proportion with the votes cast by all other holders of voting securities of GWG on any matter put before them. In the Stockholders Agreement, the Seller Trusts have agreed to only sell shares of our Common Stock under the Orderly Marketing Agreement or in a registered public offering to or through one or more underwriters or placement agents and to instruct the underwriters or placement agents to use their reasonable best efforts to (x) effect as wide a distribution of the shares of our common stock as is reasonably practicable without adversely affecting the pricing thereof and (y) not sell any shares of our common stock to any person or group who, after consummation of the sale, would have beneficial ownership of our voting securities representing in the aggregate 5.0% or more of the total voting power of all shares of GWG Holdings voting securities or, in the case of certain institutional investors, 10% or more of the total voting power of all shares of GWG Holdings voting securities). In addition, until the earlier of (i) one year from the closing of the Exchange Transaction and (ii) the termination of the Orderly Marketing Agreement, the Seller Trusts (including their assignees and transferees, and their respective affiliates) will be subject to certain standstill restrictions that will prohibit the Seller Trusts from, among other things, acquiring any of our voting securities, seeking or proposing to influence or control our management, Board of Directors, or policies, and submitting a proposal for any merger, recapitalization, reorganization, business combination, or other extraordinary transaction involving our Company. Following expiration of the standstill period, however, the Seller Trusts, to the extent they continue to hold shares of our common stock, may engage in such activities. Notwithstanding these contractual restrictions, we cannot assure you that the Seller Trusts will not have some influence over our business.

An inability to obtain accurate and timely financial information from Beneficient may prevent us from complying with reporting obligations under federal securities law and compromise our ability to finance our operations through the public equity or debt markets.

On August 14, 2018, we filed a current report on Form 8-K disclosing the initial closing of the transactions contemplated by the Master Agreement. We are required under applicable SEC reporting rules to amend that current report to include certain historical and pro forma financial information, including audited historical financial statements of Beneficient, within the timeline required. Although we expect to obtain such audited historical financial statements, to date we have not done so.

Going forward, we expect to recognize a share of the profits and losses of Beneficient in the periods when such profits and losses are earned or incurred by Beneficient. Therefore, we will continue to be heavily reliant on Beneficient to provide us with accurate and timely financial reporting that will allow us to timely prepare and file our own financial statements in accordance with U. S. generally accepted accounting principles and in compliance with SEC regulations.

If we are unable to obtain accurate and timely financial information from Beneficient and are unable to timely prepare and file our financial statements as a result, we may fail to comply with reporting obligations under federal securities law, become subject to delisting from the Nasdaq Stock Market, and may be unable to utilize the public debt or equity markets to finance our operations. Because we have been heavily reliant on the public offer and sale of L Bonds, discontinuing our L Bond offers would have a material adverse impact on our ability to expand our life insurance portfolio and otherwise fund our operations. In addition, our failure to deliver financial information and comply with disclosure requirements under applicable SEC regulations may result in covenant violations under our amended and restated senior credit facility with LNV Corporation.

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

changes in the secondary market for life insurance;

changes resulting from the evolution of our business model and strategy with respect to the life insurance industry;

the valuation of assets reflected on our financial statements;

the reliability of assumptions underlying our actuarial models, including our life expectancy estimates;

our reliance on debt financing and continued access to the capital markets;

our history of operating losses;

risks relating to the validity and enforceability of the life insurance policies we purchase;

risks relating to our ability to license and effectively apply epigenetic technology to improve and expand the scope of our business;

our reliance on information provided and obtained by third parties, including underwriting tables;

federal, state and FINRA regulatory matters;

competition in the secondary market of life insurance and epigenetic technology;

the relative illiquidity of life insurance policies;

our ability to satisfy our debt obligations if we were to sell our entire portfolio of life insurance policies;

life insurance company credit exposure;

cost-of-insurance (premium) increases on our life insurance policies;

general economic outlook, including prevailing interest rates;

performance of our investments in life insurance policies;

financing requirements;

risks associated with the merchant cash advance business;

the various risks associated with our attempts to commercialize our epigenetic technology;

risks associated with our ability to protect our intellectual property rights;

litigation risks;

restrictive covenants contained in borrowing agreements;

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

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012, or JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 for complying with new or revised accounting standards. This means that an “emerging growth company” can make an election to delay the adoption of certain accounting standards until those standards would apply to private companies. We have historically qualified as an emerging growth company and have elected to delay our adoption of new or revised accounting standards and, as a result, we may not have complied with new or revised accounting standards at the same time as other public reporting companies that are not “emerging growth companies.” Effective upon the initial closing of the transactions contemplated by the Master Exchange Agreement (discussed below), we no longer qualify as an emerging growth company as a result of the aggregate amount of non-convertible debt that we have issued during the prior three year period.

Overview

We are a financial services company committed to disrupting and transforming the life insurance and related industries. We built our business by creating opportunities for consumers to obtain significantly more value for their life insurance policies in a secondary market as compared to the traditional options offered by the insurance industry.

We are enhancing and extending our activities in the life insurance industry by bringing step change technology through the commercialization of advanced epigenetic technology. At the same time, we are creating opportunities for investors to receive income and capital appreciation from our investment activities related to the life insurance industry.

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

The 2015 Valuation Basic Table (“2015 VBT”) finalized by the Society of Actuaries is based on a much larger dataset of insured lives, face amount of policies and more current information compared to the dataset underlying the 2008 Valuation Basic Table. The 2015 VBT dataset includes 266 million policies compared to the 2008 VBT dataset of 75 million. The experience data in the 2015 VBT dataset includes 2.6 million claims on policies from 51 insurance carriers. Life expectancies implied by the 2015 VBT are generally slightly longer for both males and females nonsmokers between the ages of 65 and 80. However, insureds of both genders over the age of 80 have significantly longer life expectancies, approximately 8% to 42% longer, as compared to the 2008 VBT. We adopted the 2015 VBT in our valuation process in 2016.

For life insurance policies with face amounts greater than $1 million and that are not pledged under any senior credit facility (approximately 18.4% of our portfolio by face amount of policy benefits) we attempt to update the life expectancy estimates on a continuous rotating three year cycle. For life insurance policies that are pledged under the LNV senior credit facility (approximately 73.1% of our portfolio by face amount of policy benefits) we are presently required to update the life expectancy estimates every two years beginning from the date of the amended facility. For the remaining small face insurance policies (i.e., a policy with $1 million in face value benefits or less) we may employ a range of methods and timeframes to update life expectancy estimates.

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

Our prior experience in updating life expectancy estimates has generally resulted in shorter life expectancies of the updated insureds within our portfolio, but often not as short as we had projected. This has resulted in reductions to the fair value of our portfolio in the amounts of $0.1 million and $6.7 million for the three months ended June 30, 2018 and 2017, respectively and $5.0 million and $8.6 million for the six months ended June 30, 2018 and 2017, respectively. As our life insurance portfolio continues to grow, we may experience additional and material adjustments to the fair value of our portfolio due to updating life expectancy estimates.

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

The table below provides the discount rate used to estimate the fair value of our portfolio of life insurance policies for the period ending:

June 30, 2018	December 31, 2017
10.45%	10.45%

The discount rate incorporates current information about discount rates applied by other reporting companies owning portfolios of life insurance policies, discount rates observed by us in the life insurance secondary market, market interest rates, credit exposure to the issuing insurance companies, and our estimate of the operational risk premium a purchaser would apply to the future cash flows derived from our portfolio of life insurance policies. Management has discretion regarding the combination of these and other factors when determining the discount rate. The discount rate we choose assumes an orderly and arms-length transaction (i.e., a non-distressed transaction in which neither seller nor buyer is compelled to engage in the transaction), which is consistent with related GAAP guidance. The carrying value of policies acquired during each quarterly reporting period are adjusted to their current fair value using the fair value discount rate applied to the entire portfolio as of that reporting date.

We engaged Model Actuarial Pricing System, LP. (“MAPS”), owner of the actuarial portfolio pricing software we use, to prepare a calculation of our life insurance portfolio. MAPS processed policy data, future premium data, life expectancy estimate data, and other actuarial information to calculate a net present value for our portfolio using the specified discount rate of 10.45%. MAPS independently calculated the net present value of our portfolio of 1,010 policies to be $726.1 million and furnished us with a letter documenting its calculation. A copy of such letter is filed as Exhibit 99.1 to this report.

Deferred Income Taxes

Under Accounting Standards Codification 740, Income Taxes (“ASC 740”), deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established for deferred tax assets that are not considered “more likely than not” to be realized. Realization of deferred tax assets depends upon having sufficient past or future taxable income in periods to which the deductible temporary differences are expected to be recovered or within any applicable carryback or carryforward periods or sufficient tax planning strategies. After assessing the realization of the net deferred tax assets, we believe that there is substantial uncertainty that our net deferred tax asset will be realized during the applicable carryforward period. As such, a valuation allowance has been established against the total net deferred tax asset as of June 30, 2018 and December 31, 2017, respectively.

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

Results of Operations — Three and Six Months Ended June 30, 2018 Compared to the Same Periods in 2017

The following is our analysis of the results of operations for the periods indicated below. This analysis should be read in conjunction with our condensed consolidated financial statements and related notes.

Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue realized from maturities of life insurance policies	$21,475,000	$7,920,000	$30,895,000	$24,526,000
Revenue recognized from change in fair value of life insurance policies	14,573,000	15,235,000	31,219,000	29,119,000
Premiums and other annual fees	(12,708,000)	(11,859,000)	(24,906,000)	(22,949,000)
Gain on life insurance policies, net	23,340,000	11,296,000	37,208,000	30,696,000
Interest and other income	975,000	372,000	1,649,000	1,060,000
Total revenue	$24,315,000	$11,668,000	$38,857,000	$31,756,000

Attribution of gain on life insurance policies, net:
Change in estimated probabilistic cash flows, net of premium and other annual fees paid	$4,701,000	$1,572,000	$11,508,000	$4,516,000
Net revenue recognized at matured policy event	12,939,000	4,199,000	17,894,000	11,995,000
Unrealized gain on acquisitions	5,795,000	8,044,000	12,769,000	18,646,000
Change in discount rates	-	4,143,000	-	4,143,000
Change in life expectancy evaluation	(95,000)	(6,662,000)	(4,963,000)	(8,604,000)
Gain on life insurance policies, net	$23,340,000	$11,296,000	$37,208,000	$30,696,000

Number of policies acquired	85	49	144	122
Face value of purchases	$118,308,000	$88,740,000	$212,660,000	$193,495,000
Purchases (initial cost basis)	$30,249,000	$19,432,000	$55,549,000	$42,122,000
Unrealized gain on acquisition (% of face value)	4.9%	9.1%	6.0%	9.6%

Number of policies matured	17	9	32	19
Face value of matured policies	$27,623,000	$10,935,000	$42,127,000	$29,910,000
Net revenue recognized at maturity event (% of face value matured)	46.8%	38.4%	42.5%	40.1%

Revenue from changes in estimated probabilistic cash flows, net of premiums paid was $4.7 million and $1.6 million for the three months ended and $11.5 million and $4.5 million for the six months ended June 30, 2018 and 2017, respectively. Increases of $3.1 million and $7.0 million for the three and six months ended June 30, 2018 over the comparable prior year periods resulted from premium optimization actions coordinated with our external servicer, leveraging certain guarantee features and shadow accounts on certain life insurance policies in our portfolio, and growth of face value in our portfolio, partially offset by COI premium increases recognized of $4.3 million and $5.5 million for the three and six months ended June 30, 2018 compared to $0 for the three and six months ended June 30, 2017.

The face value of policies purchased were $118.3 million and $88.7 million for the three months ended and $212.7 million and $193.5 million for the six months ended June 30, 2018 and 2017, respectively, reflecting increases of face value purchased of $29.6 million and $19.2 million for the three and six months ended June 30, 2018 over the comparable prior year periods. The resulting unrealized gain on acquisition was $5.8 million and $8.0 million for the three months ended and $12.8 million and $18.6 million for the six months ended June 30, 2018 and 2017, respectively, reflecting decreases of $2.2 million and $5.8 million for the three and six months ended June 30, 2018 over the comparable prior year periods. Decreased unrealized gain on acquisition in the current periods is the result of increased purchase competition driving down yields in the broker market.

The face value of matured policies was $27.6 million and $10.9 million for the three months ended and $42.1 million and $29.9 million for the six months ended June 30, 2018 and 2017, respectively, reflecting increases of face value of matured policies of $16.7 million and $12.2 million for the three and six months ended June 30, 2018 over the comparable prior year periods. The resulting revenue recognized at matured policy event was $12.9 million and $4.2 million for the three months ended and $17.9 million and $12.0 million for the six months ended June 30, 2018 and 2017, respectively. Revenue increases from maturity events of $8.7 million and $5.9 million for the three and six months ended June 30, 2018 over the comparable prior year periods primarily resulted from the increased face value of policies matured during those same periods.

Revenue recognized from changes in discount rate were $0 and $4.1 million for both the three and six months ended June 30, 2018 and 2017, respectively. The discount rate of 10.45% as of June 30, 2018 remained unchanged from both the prior quarter and year end dates. The discount rate of 10.81% as of June 30, 2017 reflected a decrease from the 10.96% rate used at both the preceding quarter and year end dates.

Net revenue charges from change in life expectancy evaluation of $0.1 million and $6.7 million for the three months ended and $5.0 million and $8.6 million for the six months ended June 30, 2018 and 2017, respectively. The resulting net revenue increases of $6.6 million and $3.6 million for the three and six months ended June 30, 2018 over the comparable prior year periods primarily resulted from lower number of life expectancy updates received during the three and six months ended June 30, 2018 over the comparable prior year periods. The decreased number of life expectancy updates is primarily the result of our cycle update timing and concentrated efforts of our external servicer in the prior year to resolve a backlog of third party evaluations.

Interest and other income is comprised of bank interest and other miscellaneous items. Increased revenue of $0.6 million for the three and six months ended June 30, 2018 were primarily driven by higher bank account balances and the implementation of a sweep process to move balances to higher interest earning bank accounts.

Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Increase/ Decrease	2018	2017	Increase/ Decrease
Interest expense (including amortization of deferred financing costs) (1)	$17,148,000	$12,246,000	$4,902,000	$33,211,000	$25,490,000	$7,721,000
Employee compensation and benefits (2)	3,236,000	3,741,000	(505,000)	6,978,000	6,904,000	74,000
Legal and professional expenses (3)	1,155,000	1,331,000	(176,000)	2,330,000	2,278,000	52,000
Other expenses (4)	2,833,000	3,761,000	(928,000)	5,573,000	6,541,000	(968,000)
Total expenses	$24,372,000	$21,079,000	$3,293,000	$48,092,000	$41,213,000	$6,879,000

(1)	The average debt outstanding increased from approximately $566.0 million during the three months ended June 30, 2017 to approximately $723.4 million during the same period of 2018, and from approximately $563.0 million during the six months ended June 30, 2017 to approximately $706.9 million during the same period of 2018. The average interest rate of the senior credit facility with LNV Corporation increased from 7.56% to 10.17% for the three months ended June 30, 2017 and 2018, respectively, and from 7.50% to 9.89% for the six months ended June 30, 2017 and 2018, respectively.

(2)	Quarterly decrease is due to reduced employee headcount. At June 30, 2018 we employed 63 employees and on June 30, 2017 we employed 76 employees.
(3)	Decrease is due to decreased legal fees associated with MCA collections.
(4)	Increased contract labor costs, servicing and facility fees were offset by a reduction in charitable contributions and marketing costs, and lower provision for MCA advances. See Note 15 for detailed breakdown.

Deferred Income Taxes

Under ASC 740, Income Taxes (“ASC 740”), deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established for deferred tax assets that are not considered “more likely than not” to be realized. Realization of deferred tax assets depends upon having sufficient past or future taxable income in periods to which the deductible temporary differences are expected to be recovered or within any applicable carryback or carryforward periods. After assessing the realization of the net deferred tax assets, we believe that there is substantial uncertainty that our net deferred tax asset will be realized during the applicable carryforward period. As such, a valuation allowance has been established against the total net deferred tax asset as of June 30, 2018 and December 31, 2017.

Income Tax Expense

We realized income tax benefit of $0 and $3.7 million for the three and six months ended June 30, 2018 and 2017, respectively. The effective rate for the three months ended June 30, 2018 and 2017 were 0% and 39.5%, respectively, and 0% and 39.3% for the six month ended June 30, 2018 and 2017, respectively, compared to expected statutory rate of 21.0% and 34.0%, respectively.

The following table provides a reconciliation of our income tax expense at the statutory federal tax rate to our actual income tax expense:

	Three Months Ended				Six Months Ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
Statutory federal income tax (benefit)	$(12,000)	21.0%	$(3,200,000)	34.0%	$(1,939,000)	21.0%	$(3,215,000)	34.0%
State income taxes (benefit), net of federal benefit	10,000	(17.1)%	(607,000)	6.5%	(692,000)	7.5%	(609,000)	6.4%
Valuation allowance	(36,000)	63.4%	-	-	2,568,000	(27.8)%	-	-
Other permanent differences	38,000	(67.3)%	90,000	(1.0)%	63,000	(0.7)%	106,000	(1.1)%
Total income tax expense (benefit)	$-	0.0%	$(3,717,000)	39.5%	$-	0.0%	$(3,718,000)	39.3%

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

As of June 30, 2018 and December 31, 2017, we had approximately $158.1 million and $159.4 million, respectively, in combined available cash, cash equivalents, restricted cash and policy benefits receivable for the purpose of purchasing additional life insurance policies, paying premiums on existing policies, paying portfolio servicing expenses, and paying principal, interest and dividends on our outstanding debt and equity securities. Additional future borrowing base capacity for premiums and servicing costs, created as the premiums and servicing costs of pledged life insurance policies become due and by additional policy pledges to the facility, if any, exists under the amended and restated senior credit facility with LNV Corporation.

Financings Summary

We had the following outstanding debt balances as of June 30, 2018 and December 31, 2017:

	As of June 30, 2018		As of December 31, 2017
Issuer/Borrower	Principal Amount Outstanding	Weighted Average Interest Rate	Principal Amount Outstanding	Weighted Average Interest Rate
GWG Holdings, Inc. – L Bonds (see Note 8)	$534,302,000	7.15%	$461,427,000	7.29%
GWG DLP Funding IV, LLC – LNV senior credit facility (see Note 6)	190,389,000	10.19%	222,525,000	9.31%
Total	$724,691,000	7.95%	$683,952,000	7.95%

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

In January 2015, we began publicly offering up to $1.0 billion of L Bonds as a follow-on to our earlier $250.0 million public debt offering. In January 2018, we began publicly offering up to $1.0 billion L Bonds as a follow-on to our earlier L Bond offering. Through June 30, 2018, the total amount of these L Bonds sold, including renewals, was $972.8 million. As of June 30, 2018 and December 31, 2017, respectively, we had approximately $534.3 million and $461.4 million in principal amount of L Bonds outstanding.

In October 2015, we began publicly offering up to 100,000 shares of our Redeemable Preferred Stock (“RPS”) at a per-share price of $1,000. As of December 31, 2017, we had issued approximately $99.1 million stated value of RPS and terminated that offering.

In February 2017, we began publicly offering up to 150,000 shares of Series 2 Redeemable Preferred Stock (RPS 2) at a per-share price of $1,000. As of June 30, 2018, we have issued approximately $150 million stated value of RPS 2 and terminated that offering.

The weighted-average interest rate of our outstanding L Bonds as of June 30, 2018 and December 31, 2017 was 7.15% and 7.29%, respectively, and the weighted-average maturity at those dates was 2.50 and 2.38 years, respectively. Our L Bonds have renewal features. Since we first issued our L Bonds, we have experienced $438.5 million in maturities, of which $259.3 million has renewed through June 30, 2018 for an additional term. This has provided us with an aggregate renewal rate of approximately 59.1% for investments in these securities.

Future contractual maturities of L Bonds at June 30, 2018 are:

Years Ending December 31,	L Bonds
Six months ending December 31, 2018	$60,612,000
2019	150,617,000
2020	114,594,000
2021	65,293,000
2022	39,713,000
2023	36,818,000
Thereafter	66,655,000
$534,302,000

The L Bonds are secured by all of our assets and are subordinate to our senior credit facility with LNV Corporation.

On September 27, 2017, we entered into a $300 million amended and restated senior credit facility with LNV Corporation in which DLP IV is the borrower. We intend to use the proceeds from this facility to grow and maintain our portfolio of life insurance policies, for liquidity and for general corporate purposes. As of June 30, 2018 we had approximately $190.4 million outstanding under the senior credit facility with LNV Corporation.

We expect to meet our ongoing operational capital needs for policy acquisition, policy premiums and servicing costs, working capital and financing expenditures including paying principal, interest and dividends through a combination of the receipt of policy benefits from our portfolio of life insurance policies, net proceeds from our L Bond offering, and funding available from our senior credit facility with LNV Corporation. We estimate that our liquidity and capital resources are sufficient for our current and projected financial needs for at least the next twelve months given current assumptions. However, if we are unable to continue our L Bonds offering for any reason, and we are unable to obtain capital from other sources, our business will be materially and adversely affected. In addition, our business will be materially and adversely affected if we do not receive the policy benefits we forecast and if holders of our L Bonds fail to renew with the frequency we have historically experienced. In such a case, we could be forced to sell our investments in life insurance policies to service or satisfy our debt-related and other obligations. A sale under such circumstances may result in significant impairment of the recognized value of our portfolio.

Capital expenditures have historically not been material and we do not anticipate making material capital expenditures in 2018 or beyond.

Debt Financings Summary

The table below reconciles the face amount of our outstanding debt to the carrying value shown on our balance sheet:

	As of June 30, 2018	As of December 31, 2017
Total senior facility with LNV Corporation and other indebtedness
Face amount outstanding	$190,389,000	$222,525,000
Unamortized selling costs	(9,758,000)	(10,287,000)
Carrying amount	$180,631,000	$212,238,000

L Bonds:
Face amount outstanding	$534,302,000	$461,427,000
Subscriptions in process	2,547,000	1,560,000
Unamortized selling costs	(18,060,000)	(15,593,000)
Carrying amount	$518,789,000	$447,394,000

Portfolio Assets and Secured Indebtedness

At June 30, 2018, the fair value of our investments in life insurance policies of $726.1 million plus our cash balance of $124.4 million and our restricted cash balance of $6.7 million, plus matured policy benefits receivable of $27.0 million, totaled $884.2 million, representing an excess of portfolio assets over secured indebtedness of $159.5 million. At December 31, 2017, the fair value of our investments in life insurance policies of $650.5 million plus our cash balance of $114.4 million and our restricted cash balance of $28.3 million, plus matured policy benefits receivable of $16.7 million, totaled $809.9 million, representing an excess of portfolio assets over secured indebtedness of $126.0 million.

The following forward-looking table seeks to illustrate the impact that a hypothetical sale of our portfolio of life insurance assets at various discount rates would have on our ability to satisfy our debt obligations as of June 30, 2018. In all cases, the sale of the life insurance assets owned by DLP IV will be used first to satisfy all amounts owing under the respective senior credit facility with LNV Corporation. The net sale proceeds remaining after satisfying all obligations under the senior credit facility with LNV Corporation would be applied to L Bonds on a pari passu basis.

Portfolio Discount Rate	10%	12%	14%	16%	17%
Value of portfolio	$741,839,000	$676,034,000	$620,015,000	$571,903,000	$550,346,000
Cash, cash equivalents and policy benefits receivable	158,131,000	158,131,000	158,131,000	158,131,000	158,131,000
Total assets	899,970,000	834,165,000	778,146,000	730,034,000	708,477,000
Senior credit facility	190,389,000	190,389,000	190,389,000	190,389,000	190,389,000
Net after senior credit facility	709,581,000	643,776,000	587,757,000	539,645,000	518,088,000
L Bonds	534,302,000	534,302,000	534,302,000	534,302,000	534,302,000
Net after L Bonds	$175,279,000	$109,474,000	$53,455,000	$5,343,000	$(16,214,000)
Impairment to L Bonds	No impairment	No impairment	No impairment	No Impairment	Impairment

The table illustrates that our ability to fully satisfy amounts owing under the L Bonds would likely be impaired upon the sale of all our life insurance assets at a price equivalent to a discount rate of approximately 16.24% or higher. At December 31, 2017, the likely impairment occurred at a discount rate of approximately 15.04% or higher. The discount rates used to calculate the fair value of our portfolio were 10.45% as of both June 30, 2018 and December 31, 2017.

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

Amendment of Credit Facility

Effective September 27, 2017, DLP IV entered into an Amended and Restated Loan and Security Agreement with LNV Corporation, as lender, and CLMG Corp., as the administrative agent on behalf of the lenders under the agreement. The Loan and Security Agreement makes available a total of up to $300,000,000 in credit to DLP IV with a maturity date of September 27, 2029. Additional advances are available under the Amended and Restated Loan Agreement at the LIBOR rate as defined in the Amended and Restated Loan Agreement. Advances are available as the result of additional borrowing base capacity, created as the premiums and servicing costs of pledged life insurance policies become due and by additional policy pledges to the facility, if any. Interest will accrue on amounts borrowed under the Amended and Restated Loan Agreement at an annual interest rate, determined as of each date of borrowing or quarterly if there is no borrowing, equal to (A) the greater of 12-month LIBOR or the federal funds rate (as defined in the agreement) plus one-half of one percent per annum, plus (B) 7.50% per annum. The effective rate at June 30, 2018 was 10.19%. Interest payments are made on a quarterly basis.

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

Years Ending December 31,	Premiums	Servicing	Premiums and Servicing Fees
Six months ending December 31, 2018	$27,358,000	$677,000	$28,035,000
2019	63,323,000	1,355,000	64,678,000
2020	73,758,000	1,355,000	75,113,000
2021	84,700,000	1,355,000	86,055,000
2022	95,964,000	1,355,000	97,319,000
2023	107,289,000	1,355,000	108,644,000
	$452,392,000	$7,452,000	$459,844,000

Our anticipated premium expenses are subject to the risk of increased cost-of-insurance charges (i.e., “COI” or premium charges) for the life insurance policies we own. On May 9, 2018 we learned that John Hancock Life Insurance Company (“John Hancock”) had begun notifying policy owners of COI increases on Performance UL policies issued between 2003 and 2010. We identified and received notice on 20 such policies in our portfolio, representing $59.6 million in total face value, and have completed our analysis and incorporation of increased cost of insurance charges into our portfolio as of June 30, 2018 reducing the fair value by approximately $2.9 million. In addition, we received notice and recognized COI increases on four policies issued by the Transamerica Life Insurance Company (“Transamerica”) as of June 30, 2018 with a total face value of $9.2 million and a reduction in fair value of $1.4 million.

We have no known pending cost-of-insurance increases on any policies in our portfolio, but we are aware that cost-of-insurance increases have become more prevalent in the industry. Thus, we may see additional insurers implementing cost-of-insurance increases in the future.

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

Quarter End Date	Portfolio Face Amount ($)	12-Month Trailing Benefits Realized ($)	12-Month Trailing Premiums Paid ($)	12-Month Trailing Benefits/Premium Coverage Ratio
March 31, 2015	754,942,000	46,675,000	23,786,000	196.2%
June 30, 2015	806,274,000	47,125,000	24,348,000	193.5%
September 30, 2015	878,882,000	44,482,000	25,313,000	175.7%
December 31, 2015	944,844,000	31,232,000	26,650,000	117.2%
March 31, 2016	1,027,821,000	21,845,000	28,771,000	75.9%
June 30, 2016	1,154,798,000	30,924,000	31,891,000	97.0%
September 30, 2016	1,272,078,000	35,867,000	37,055,000	96.8%
December 31, 2016	1,361,675,000	48,452,000	40,239,000	120.4%
March 31, 2017	1,447,558,000	48,189,000	42,753,000	112.7%
June 30, 2017	1,525,363,000	49,295,000	45,414,000	108.5%
September 30, 2017	1,622,627,000	53,742,000	46,559,000	115.4%
December 31, 2017	1,676,148,000	64,719,000	52,263,000	123.8%
March 31, 2018	1,758,066,000	60,248,000	53,169,000	113.3%
June 30, 2018	1,849,079,000	76,936,000	53,886,000	142.8%

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

Credit Risk

We review the credit risk associated with our portfolio of life insurance policies when estimating its fair value. In evaluating the policies’ credit risk, we consider insurance company solvency, credit risk indicators, economic conditions, ongoing credit evaluations, and company positions. We attempt to manage our credit risk related to life insurance policies typically by purchasing policies issued only from companies with an investment-grade credit rating by either Standard & Poor’s, Moody’s, or A.M. Best Company. As of June 30, 2018, 95.3% of our life insurance policies, by face value benefits, were issued by companies that maintained an investment-grade rating (BBB or better) by Standard & Poor’s.

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

Non-GAAP Financial Measures

Non-GAAP financial measures disclosed by our management are provided as additional information to investors in order to provide an alternative method for assessing our financial condition and operating results. These non-GAAP financial measures are not in accordance with GAAP and may be different from non-GAAP measures used by other companies, including other companies within our industry. This presentation of non-GAAP financial information should not be considered in isolation or as a substitute for comparable amounts prepared in accordance with GAAP. See our condensed consolidated financial statements and our financial statements contained herein.

We use non-GAAP financial measures for management’s assessment of our financial condition and operating results without regard to GAAP fair value standards. The application of current GAAP fair value standards, especially during a period of significant growth of our portfolio and our Company may result in current period GAAP financial results that may not be reflective of our long-term earnings potential. Management believes our non-GAAP financial measures provide investors an alternative view of the long-term earnings potential without regard to the volatility in GAAP financial results that can, and does, occur during this stage of our portfolio and company growth.

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

Non-GAAP Investment Cost Basis	As of June 30, 2018	As of December 31, 2017
GAAP fair value	$726,063,000	$650,527,000
Unrealized fair value gain (1)	(362,605,000)	(331,386,000)
Adjusted cost basis increase (2)	365,886,000	325,100,000
Non-GAAP investment cost basis (3)	$729,344,000	$644,241,000

(1)	This represents the reversal of cumulative unrealized GAAP fair value gain of life insurance policies.
(2)	Adjusted cost basis is increased to interest, premiums and servicing fees that are expensed under GAAP.
(3)	This is the non-GAAP investment cost basis in life insurance policies from which our expected internal rate of return is calculated.

Excess Spread. Management uses the “total excess spread” to gauge expected profitability of our investments. The Expected IRR of our portfolio is based upon future cash flow forecasts derived from a probabilistic analysis of our policy benefits received and policy premiums paid in relation to our non-GAAP investment cost basis.

	As of June 30, 2018	As of December 31, 2017
Expected IRR (1)	10.19%	10.48%
Total weighted-average interest rate on indebtedness for borrowed money (2)	7.95%	7.95%
Total excess spread (3)	2.24%	2.53%

(1)	Excludes IRR realized on matured life insurance policies — which are substantial.
(2)	Represents the weighted-average interest rate paid on all interest-bearing indebtedness as of the measurement date, determined as follows:

Indebtedness	As of June 30, 2018	As of December 31, 2017
Senior credit facility with LNV Corporation	$190,389,000	$222,525,000
L Bonds	534,302,000	461,427,000
Total	$724,691,000	$683,952,000

Interest Rates on Indebtedness
Senior credit facility with LNV Corporation	10.19%	9.31%
L Bonds	7.15%	7.29%
Weighted-average interest rates paid on indebtedness	7.95%	7.95%

(3)	Calculated as the Expected IRR minus the weighted-average interest rate on interest-bearing indebtedness(2).

Adjusted Non-GAAP Net Income. We calculate our adjusted non-GAAP net income by recognizing the actuarial gain accruing within our life insurance portfolio at the Expected IRR against our adjusted cost basis without regard to fair value. We net this actuarial gain against its adjusted costs during the same period to calculate our net income on an adjusted non-GAAP basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
GAAP net income (loss) attributable to common shareholders	$(4,396,000)	$(7,725,000)	$(17,279,000)	$(9,638,000)
Unrealized fair value gain (1)	(14,573,000)	(15,235,000)	(31,219,000)	(29,119,000)
Adjusted cost basis increase (2)	27,453,000	22,739,000	53,450,000	44,461,000
Accrual of unrealized actuarial gain (3)	4,973,000	7,505,000	11,575,000	12,415,000
Total adjusted non-GAAP net income (loss)	$13,457,000	$7,284,000	$16,527,000	$18,119,000

(1)	Reversal of unrealized GAAP fair value gain on life insurance policies for current period.
(2)	Adjusted cost basis is increased to include interest, premiums and servicing fees that are expensed under GAAP.
(3)	Accrual of actuarial gain at Expected IRR.

Adjusted Non-GAAP Tangible Net Worth. We calculate our adjusted non-GAAP tangible net worth by recognizing the actuarial gain accruing within our life insurance policies at the Expected IRR of the policies we own without regard to fair value. We net this actuarial gain against our costs during the same period to calculate our adjusted tangible net worth on a non-GAAP basis.

	As of June 30, 2018	As of December 31, 2017
GAAP net worth	$172,022,000	$133,672,000
Less intangible assets (1)	(33,133,000)	(30,354,000)
GAAP tangible net worth	138,889,000	103,318,000
Unrealized fair value gain (2)	(362,605,000)	(331,386,000)
Adjusted cost basis increase (3)	365,886,000	325,100,000
Accrual of unrealized actuarial gain (4)	169,816,000	158,241,000
Total adjusted non-GAAP tangible net worth	$311,986,000	$255,273,000

(1)	Unamortized portion of deferred financing costs and pre-paid insurance.
(2)	Reversal of cumulative unrealized GAAP fair value gain or loss of life insurance policies.
(3)	Adjusted cost basis is increased to include interest, premiums and servicing fees that are expensed under GAAP.
(4)	Accrual of cumulative actuarial gain at Expected IRR.

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

	As of June 30, 2018		As of December 31, 2017
Life insurance portfolio policy benefits	$1,849,079,000		$1,676,148,000
Discount rate of future cash flows (1)	7.95	%(1)	7.95	%(1)
Net present value of life insurance portfolio policy benefits	$822,029,000		$737,625,000
Cash and cash equivalents	131,096,000		142,771,000
Life insurance policy benefits receivable	27,035,000		16,659,000
Other assets (2)	10,841,000		-
Total Coverage	$991,001,000		$897,055,000

Senior credit facility	$190,389,000		$222,525,000
L Bonds	534,302,000		461,427,000
Total Indebtedness	$724,691,000		$683,952,000

Debt Coverage Ratio	73.13%		76.24%

(1)	Weighted-average interest rate paid on indebtedness.
(2)	The Total Coverage amount as of June 30, 2018 includes “Other assets” as defined in the Amendment No.1 to Amended and Restated Indenture with Bank of Utah, dated March 27, 2018.

As of June 30, 2018 and December 31, 2017, we were in compliance with the Debt Coverage Ratio.

We have in the past reported non-GAAP expected portfolio internal rate of return at purchase among our other non-GAAP financial measures. We have determined, however, to cease reporting this measure primarily because we do not believe that it is sufficiently additive to our existing non-GAAP measures in aiding users of our financial statements and disclosures to measure and evaluate our financial condition or operating results.

Portfolio Information

Our portfolio of life insurance policies, owned by our subsidiaries as of June 30, 2018, is summarized below:

Life Insurance Portfolio Summary

Total portfolio face value of policy benefits	$1,849,079,000
Average face value per policy	$1,831,000
Average face value per insured life	$2,052,000
Average age of insured (yrs.)*	81.9
Average life expectancy estimate (yrs.)*	6.8
Total number of policies	1,010
Number of unique lives	901
Demographics	76% Males; 24% Females
Number of smokers	41
Largest policy as % of total portfolio face value	0.72%
Average policy as % of total portfolio	0.10%
Average annual premium as % of face value	3.11%

*	Averages presented in the table are weighted averages.

Our portfolio of life insurance policies, owned by our wholly owned subsidiaries as of June 30, 2018, organized by the insured’s current age and the associated number of policies and policy benefits, is summarized below:

Distribution of Policies and Policy Benefits by Current Age of Insured

				Percentage of Total
Min Age	Max Age	Number of Policies	Policy Benefits	Number of Policies	Policy Benefits	Wtd. Avg. LE (yrs.)
95	100	12	$16,954,000	1.2%	0.9%	1.4
90	94	111	209,514,000	11.0%	11.3%	2.8
85	89	213	446,986,000	21.1%	24.2%	4.7
80	84	213	453,283,000	21.1%	24.5%	6.5
75	79	205	368,928,000	20.3%	20.0%	8.9
70	74	180	263,198,000	17.8%	14.2%	10.6
60	69	76	90,216,000	7.5%	4.9%	10.1
Total		1,010	$1,849,079,000	100.0%	100.0%	6.8

Our portfolio of life insurance policies, owned by our subsidiaries as of June 30, 2018, organized by the insured’s estimated life expectancy and associated policy benefits, is summarized below:

Distribution of Policies by Current Life Expectancies (LE) of Insured

				Percentage of Total
Min LE (Months)	Max LE (Months)	Number of Policies	Policy Benefits	Number of Policies	Policy Benefits
1	47	268	$442,256,000	26.5%	23.9%
48	71	198	361,295,000	19.6%	19.5%
72	95	207	391,580,000	20.5%	21.2%
96	119	166	329,115,000	16.4%	17.8%
120	143	97	150,815,000	9.6%	8.2%
144	179	60	130,376,000	6.0%	7.0%
180	228	14	43,642,000	1.4%	2.4%
Total		1,010	$1,849,079,000	100.0%	$100.0%

We track concentrations of pre-existing medical conditions among insured individuals within our portfolio based on information contained in life expectancy reports including the underwriter’s designation of primary impairment. We track these medical conditions within the following ten primary categories: (1) cancer, (2) cardiovascular, (3) cerebrovascular, (4) dementia, (5) diabetes, (6) multiple conditions, (7) neurological disorders, (8) respiratory disease, (9) other, and (10) no diseases. Currently, the primary disease categories within our portfolio that represent a concentration of over 10% are multiple conditions, cardiovascular, and other which constitute 26.7%, 21.5%, and 12.7%, respectively, of the face amount of insured benefits of our portfolio as of June 30, 2018.

The yield to maturity on bonds issued by life insurance carriers reflects, among other things, the credit risk (risk of default) of such insurance carrier. We follow the yields on certain publicly traded life insurance company bonds because this information is part of the data we consider when valuing our portfolio of life insurance policies for our financial statements.

The average yield to maturity of publicly traded life insurance company bonds data we consider when valuing our portfolio of life insurance policies was 4.11% as of June 30, 2018. We believe that this reflects, in part, the financial market’s judgment that credit risk is low with regard to these carriers’ financial obligations. It should be noted that the obligations of life insurance carriers to pay life insurance policy benefits ranks senior to all of their other financial obligations, such as the aforementioned senior bonds they issue.

As of June 30, 2018, approximately 95.3% of the face value of policy benefits in our life insurance portfolio were issued by insurance companies with investment-grade credit ratings from Standard & Poor’s. Our ten largest life insurance company credit exposures and the Standard & Poor’s credit rating of their respective financial strength and claims-paying ability is set forth below:

Distribution of Policy Benefits by Top 10 Insurance Companies

Rank	Policy Benefits	Percentage of Policy Benefit Amount	Insurance Company	Ins. Co. S&P Rating
1	$271,936,000	14.7%	John Hancock Life Insurance Company (U.S.A.)	AA-
2	210,626,000	11.4%	AXA Equitable Life Insurance Company	A+
3	206,917,000	11.2%	Lincoln National Life Insurance Company	AA-
4	171,627,000	9.3%	Transamerica Life Insurance Company	AA-
5	120,081,000	6.5%	Metropolitan Life Insurance Company	AA-
6	90,168,000	4.9%	American General Life Insurance Company	A+
7	61,737,000	3.3%	Pacific Life Insurance Company	AA-
8	60,893,000	3.3%	Massachusetts Mutual Life Insurance Company	AA+
9	54,632,000	2.9%	Reliastar Life Insurance Company	A
10	53,202,000	2.9%	Security Life of Denver Insurance Company	A
	$1,301,819,000	70.4%

Secondary Life Insurance — Portfolio Return Modeling

The goal of our portfolio of life insurance assets is to earn superior risk-adjusted returns. At any time, we calculate our returns from our life insurance assets based upon (i) our historical results; and (ii) the future cash flows we expect to realize from our statistical forecasts. To forecast our expected future cash flows and returns, we use the probabilistic method of analysis. The expected internal rate of return of our portfolio is based upon future cash flow forecasts derived from a probabilistic analysis of policy benefits received and policy premiums paid in relation to our non-GAAP investment cost basis. As of June 30, 2018, the expected internal rate of return on our portfolio of life insurance assets was 10.19% based on our portfolio benefits of $1.85 billion and our non-GAAP investment cost basis of $729 million (including purchase price, premiums paid, and financing costs incurred to date). This calculation excludes returns realized from our matured policy benefits which are substantial.

We seek to further enhance our understanding of our expected future cash flow and returns by using a stochastic analysis, sometimes referred to as a “Monte Carlo simulation,” to provide us with a greater understanding of the variability of our projections. The stochastic analysis we perform provides internal rates of return calculations for different statistical confidence intervals. The results of our stochastic analysis, in which we run 10,000 random mortality scenarios, demonstrates that the scenario ranking at the 50th percentile of all 10,000 results generates an internal rate of return (“IRR”) of 10.14%, which is very near to our expected IRR (“Expected IRR”) of our portfolio of 10.19%. Our Expected IRR is based upon future cash flow forecasts derived from a probabilistic analysis of our policy benefits received and policy premiums paid in relation to our non-GAAP investment cost basis. The stochastic analysis results also indicate that our portfolio is expected under this hypothetical analysis to generate an internal rate of return of 9.69% or better in 75% of all generated scenarios; and an internal rate of return of 9.30% or better in 90% of all generated scenarios. As the portfolio continues to grow in size and diversity, all else equal, the hypothetical scenario results cluster closer to each other around our median, or 50th percentile, internal rate of return expectation, thereby lowering future cash flow volatility and potentially justifying our use of lower discount rates to value our portfolio as size and diversification continue to increase over time.

The complete detail of our portfolio of life insurance policies, owned by our wholly owned subsidiaries as of June 30, 2018, organized by the current age of the insured and the associated policy benefits, sex, estimated life expectancy, issuing insurance carrier, and the credit rating of the issuing insurance carrier, is set in Exhibit 99.2 to this report.

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

As of June 30, 2018, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective.

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

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2018 based on criteria for effective control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission, 2013 framework in “Internal Control — Integrated Framework.” Based on this assessment, our management concluded that, as of the evaluation date, we maintained effective internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit
10.1	Second Amendment to Master Exchange Agreement, dated June 29, 2018 (filed herewith).
31.1	Section 302 Certification of the Chief Executive Officer (filed herewith).
31.2	Section 302 Certification of the Chief Financial Officer (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.1	Letter from Model Actuarial Pricing Systems, dated July 23, 2018 (filed herewith).
99.2	Portfolio of Life Insurance Policies as of June 30, 2018 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GWG HOLDINGS, INC.

Date: August 14, 2018	By:	/s/ Jon R. Sabes
Chief Executive Officer

Date: August 14, 2018	By:	/s/ William B. Acheson
Chief Financial Officer

EXHIBIT INDEX

Exhibit
10.1	Second Amendment to Master Exchange Agreement, dated June 29, 2018 (filed herewith).
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Letter from Model Actuarial Pricing Systems, dated April 23, 2018
99.2	Portfolio of Life Insurance Policies as of June 30, 2018
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

