Form 10-Q
period 2018-09-30
GWG Holdings, Inc.
filed 2018-11-19
CIK 1522690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 19, 2018, GWG Holdings, Inc. had 5,980,124 shares of common stock outstanding.

GWG HOLDINGS, INC.

Index to Form 10-Q

for the Quarter Ended September 30, 2018

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)
A S S E T S
Cash and cash equivalents	$117,873,668	$114,421,491
Restricted cash	3,069,759	28,349,685
Investment in life insurance policies, at fair value	791,468,587	650,527,353
Life insurance policy benefits receivable	10,472,696	16,658,761
Other assets	13,022,023	8,898,884
TOTAL ASSETS	$935,906,733	$818,856,174

L I A B I L I T I E S & S T O C K H O L D E R S’ E Q U I T Y
LIABILITIES
Senior credit facility with LNV Corporation	$162,469,172	$212,238,192
L Bonds	570,199,704	447,393,568
Accounts payable	2,579,323	6,394,439
Interest and dividends payable	16,228,341	15,427,509
Other accrued expenses	3,272,758	3,730,723
TOTAL LIABILITIES	754,749,298	685,184,431

STOCKHOLDERS’ EQUITY

REDEEMABLE PREFERRED STOCK
(par value $0.001; shares authorized 100,000; shares outstanding 97,534 and 98,611; liquidation preference of $98,103,000 and $99,186,000 as of September 30, 2018 and December 31, 2017, respectively)	86,920,335	92,840,243
SERIES 2 REDEEMABLE PREFERRED STOCK
(par value $0.001; shares authorized 150,000; shares outstanding 148,444 and 88,709; liquidation preference of $149,310,000 and $89,208,000 as of September 30, 2018 and December 31, 2017, respectively)	129,147,704	80,275,204
SERIES B CONVERTIBLE PREFERRED STOCK
(par value $0.001; stated value $10; shares authorized and outstanding 5,000,000)	50,000,000	-
COMMON STOCK
(par value $0.001; shares authorized 210,000,000; shares issued and outstanding 5,980,124 as of September 30, 2018 and 5,813,555 as of December 31, 2017)	5,980	5,813
Additional paid-in capital	-	-
Accumulated deficit	(84,916,584)	(39,449,517)
TOTAL STOCKHOLDERS’ EQUITY	181,157,435	133,671,743

TOTAL LIABILITIES & EQUITY	$935,906,733	$818,856,174

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
REVENUE
Gain on life insurance policies, net	$15,721,513	$14,421,353	$52,930,008	$45,117,438
Interest and other income	931,145	275,690	2,579,270	1,335,535
TOTAL REVENUE	16,652,658	14,697,043	55,509,278	46,452,973

EXPENSES
Interest expense	17,514,962	13,275,407	50,726,149	38,765,647
Employee compensation and benefits	5,548,771	3,792,096	12,527,139	10,696,455
Legal and professional fees	1,421,964	1,657,090	3,751,321	3,934,027
Other expenses	2,688,970	2,799,196	8,262,324	9,340,617
TOTAL EXPENSES	27,174,667	21,523,789	75,266,933	62,736,746

INCOME (LOSS) BEFORE INCOME TAXES	(10,522,009)	(6,826,746)	(19,757,655)	(16,283,773)
INCOME TAX EXPENSE (BENEFIT)	-	(2,764,243)	-	(6,481,917)

NET INCOME (LOSS)	(10,522,009)	(4,062,503)	(19,757,655)	(9,801,856)

Preferred stock dividends	4,313,542	3,548,165	12,356,513	7,447,022
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(14,835,551)	$(7,610,668)	$(32,114,168)	$(17,248,878)
NET INCOME (LOSS) PER SHARE
Basic	$(2.52)	$(1.31)	$(5.50)	$(2.96)
Diluted	$(2.52)	$(1.31)	$(5.50)	$(2.96)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,894,639	5,797,800	5,840,880	5,829,808
Diluted	5,894,639	5,797,800	5,840,880	5,829,808

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(10,522,009)	$(4,062,503)	$(19,757,655)	$(9,801,856)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Change in fair value of life insurance policies	(24,839,567)	(20,181,732)	(56,058,336)	(49,301,067)
Amortization of deferred financing and issuance costs	2,575,322	2,344,541	7,241,283	6,508,692
Deferred income taxes	-	(2,764,243)	-	(6,481,917)
(Increase) decrease in operating assets:
Life insurance policy benefits receivable	16,562,304	(7,627,000)	6,186,065	(9,252,000)
Other assets	(2,863,243)	929,058	(4,672,449)	3,181,419
Increase (decrease) in operating liabilities:
Accounts payable and other accrued expenses	(601,516)	(85,509)	(1,604,634)	2,861,541
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(19,688,709)	(31,447,388)	(68,665,726)	(62,285,188)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	(42,891,764)	(25,199,692)	(98,440,528)	(67,321,363)
Carrying value of matured life insurance policies	2,325,989	2,333,039	13,557,632	7,716,847
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(40,565,775)	(22,866,653)	(84,882,896)	(59,604,516)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on (repayments of) senior debt	(18,425,136)	56,887,491	(50,560,286)	49,787,954
Payments for issuance of senior debt	-	(3,937,907)	-	(5,128,319)
Payments for redemption of Series I Secured Notes	-	(6,815,406)	-	(16,613,667)
Proceeds from issuance of L Bonds	68,884,369	30,271,873	166,081,914	87,016,343
Payments for issuance and redemption of L Bonds	(20,195,657)	(19,752,717)	(46,151,926)	(58,949,880)
Issuance (repurchase) of common stock	682,954	30	682,954	(1,603,526)
Common stock dividends	(25,709,412)	-	(25,709,412)	-
Proceeds from issuance of convertible preferred stock	50,000,000	-	50,000,000	-
Proceeds from issuance of redeemable preferred stock	-	25,211,870	56,238,128	86,692,811
Payments for issuance of redeemable preferred stock	-	(1,243,920)	(4,142,294)	(5,207,025)
Payments for redemption of redeemable preferred stock	(821,778)	(47,500)	(2,361,692)	(1,806,832)
Preferred stock dividends	(4,313,542)	(3,548,165)	(12,356,513)	(7,447,022)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	50,101,798	77,025,649	131,720,873	126,740,837

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,152,686)	22,711,608	(21,827,749)	4,851,133

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
BEGINNING OF PERIOD	131,096,113	98,453,103	142,771,176	116,313,578
END OF PERIOD	$120,943,427	$121,164,711	$120,943,427	$121,164,711

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$15,576,000	$17,478,000	$42,827,000	$45,101,000
Premiums paid, including prepaid	$14,672,000	$12,927,000	$38,898,000	$35,533,000
Stock-based compensation	$278,000	$270,000	$538,000	$350,000
Payments for exercised stock options	$-	$164,000	$-	$264,000
NON-CASH INVESTING AND FINANCING ACTIVITIES
L Bonds:
Conversion of accrued interest and commissions payable to principal	$410,000	$477,000	$972,000	$1,382,000
Conversion of L Bonds to redeemable preferred stock	$-	$545,000	$4,546,000	$2,334,000
Preferred Stock:
Issuance of Series A Preferred Stock in lieu of cash dividends	$-	$161,000	$-	$499,000
Conversion of L Bonds to redeemable preferred stock	$-	$545,000	$4,546,000	$2,334,000
Options and stock appreciation rights issued:	$290,000	$76,000	$458,000	$309,000
Investment in life insurance policies included in accounts payable	$508,000	$966,000	$508,000	$966,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

 GWG HOLDINGS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Preferred Stock	Preferred	Common	Common Stock	Additional Paid-in	Accumulated	Total
	Shares	Stock	Shares	(par)	Capital	Deficit	Equity
Balance, December 31, 2016	2,699,704	$78,726,297	5,980,190	$5,980	$7,383,515	$(18,817,294)	$67,298,498

Net income (loss)	-	-	-	-	-	(20,632,223)	(20,632,223)

Issuance of common stock	-	-	33,810	33	320,970	-	321,003

Redemption of common stock	-	-	(200,445)	(200)	(1,603,360)	-	(1,603,560)

Issuance of Series A preferred stock	71,237	498,659	-	-	-	-	498,659

Redemption of Series A preferred stock	(2,711,916)	(20,199,792)	-	-	-	-	(20,199,792)

Issuance of redeemable preferred stock	129,622	122,933,106	-	-	(2,338,457)	-	120,594,649

Redemption of redeemable preferred stock	(1,328)	(1,327,776)	-	-	-	-	(1,327,776)

Preferred stock dividends	-	(8,925,807)	-	-	(3,776,534)	-	(12,702,341)

Stock-based compensation	-	1,410,760	-	-	13,866	-	1,424,626

Balance, December 31, 2017	187,319	$173,115,447	5,813,555	$5,813	$-	$(39,449,517)	$133,671,743

Net income (loss)	-	-	-	-	-	(19,757,655)	(19,757,655)

Issuance of common stock	-	-	166,569	167	1,181,435	-	1,181,602

Issuance of redeemable preferred stock	61,021	56,878,238	-	-	-	-	56,878,238

Redemption of redeemable preferred stock	(2,362)	(2,362,914)	-	-	-	-	(2,362,914)

Issuance of Series B convertible preferred stock	5,000,000	50,000,000	-	-	-	-	50,000,000

Common stock dividends	-	-	-	-	-	(25,709,412)	(25,709,412)

Preferred stock dividends	-	(11,562,732)	-	-	(793,781)	-	(12,356,513)

Stock-based compensation	-	-	-	-	(387,654)	-	(387,654)

Balance, September 30, 2018	5,245,978	$266,068,039	5,980,124	$5,980	$-	$(84,916,584)	$181,157,435

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Nature of Business and Summary of Significant Accounting Policies

Nature of Business — We are a leading provider of liquidity to consumers owning life insurance policies, an owner of a portfolio of alternative assets, and a developer of epigenetic technology for the life insurance industry and beyond. We built our business providing value to consumers owning illiquid life insurance products across America, delivering more than $564 million in value for their policies since 2006. As of September 30, 2018, we own an alternative asset portfolio of $1.96 billion in face value of life insurance policy benefits.

In addition, we continue to innovate in the life insurance industry through our insurance technology initiative which is based upon the use of step-change epigenetic technology. Our wholly owned insurtech subsidiary, Life Epigenetics is focused on creating intellectual property and commercialized testing from supervised machine learning and advanced epigenetic technology. We believe our technology offers the life insurance industry a step-change opportunity for enhanced life insurance underwriting and risk assessment. Our wholly owned insurtech subsidiary, YouSurance is a digital life insurance agency that is working to offer life insurance directly to consumers in conjunction with our epigenetic testing. We believe that consumers who are interested in their health and wellness and in reducing the cost of their insurance will benefit from working with YouSurance.

The Beneficient Transaction

On August 10, 2018, we completed the first of two anticipated closings (the “Initial Transfer”) contemplated by a Master Exchange Agreement with The Beneficient Company Group, L.P. (“Beneficient”) and certain other parties (the “Seller Trusts”), which governs the strategic exchange of assets among the parties (the “Beneficient Transaction”). At the Initial Transfer:

●	GWG issued L Bonds to the Seller Trusts in an aggregate principal amount of $403,234,866 that mature on August 9, 2023, and bear interest at 7.5% per annum (the “Seller Trust L Bonds”),

●	GWG issued to Beneficient 5,000,000 shares of GWG’s Series B Convertible Preferred Stock, par value $0.001 per share and having a stated value of $10 per share (“Series B”), for cash consideration of $50,000,000,

●	Beneficient, as borrower, entered into a commercial loan agreement with GWG Life, as lender, in a principal amount of $200,000,000 (the “Commercial Loan”),

●	Beneficient delivered to GWG a promissory note in the principal amount of $162,911,379 (the “Exchangeable Note”), and

●	the Seller Trusts delivered to GWG 4,032,349 common units of Beneficient at $10 per common unit.

Upon the final closing of the Beneficient Transaction, which is expected at or near year-end 2018, subject to the satisfaction of certain closing conditions (the “Final Closing” and the date upon which the Final Closing occurs, the “Final Closing Date”):

●	the Seller Trusts will transfer to GWG an aggregate of 40,485,230 common units of Beneficient, inclusive of 16.3 million units in full satisfaction of the Exchangeable Note,

●	Beneficient will issue to GWG an amount of securities or other instruments, containing the same rights, preferences and privileges of certain limited partnership interests of Beneficient Company Holdings, L.P., a subsidiary of Beneficient (“Beneficient Holdings”), equivalent to seven percent (7.0%) of such limited partnership interests attributable to certain of Beneficient Holdings’ founders, and

●	GWG will deliver to the Seller Trusts up to 29.1 million shares of GWG common stock at $10 per share.

A summary of the Beneficient Transaction is set forth in our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 14, 2018 and amended in our Current Report on Form 8-K/A filed with the Securities and Exchange Commission on November 9, 2018.

Application of FASB Accounting Standards Codification Topic 845, Nonmonetary Transactions (ASC 845)

Although the Initial Transfer occurred on August 10, 2018, the Commercial Loan, the Exchangeable Note, the common units of Beneficient issued at the Initial Transfer and the Seller Trust L Bonds are not recorded on our condensed consolidated balance sheet at September 30, 2018 or statements of operations for the three and nine months ended September 30, 2018. These amounts were not recorded because, under ASC 845, the commercial substance of the transaction was not fully known and probable and will not be fully known and probable until the satisfaction of certain conditions to the Final Closing and the occurrence thereof.

It is important to note that, as further described below, the rights and obligations of the assets exchanged, as governed by the transaction documents, are unaffected by our current accounting application. This means that we will benefit from the assets that we received in the exchange and we will be required to meet the obligations of the Seller Trust L Bonds that we issued in the exchange. The result is that our financial condition, including our ability to service our debt and meet our obligations as they become due, may be materially different from that which an investor can discern from a review of our condensed consolidated balance sheets and statements of operations in isolation. Likewise, financial ratios and other metrics based on our publicly filed financial statements and publicly disseminated by financial analysts, news outlets and financial websites do not reflect the assets and liabilities exchanged in the Initial Transfer and the economic consequences thereof.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Description of the Assets Exchanged at the Initial Transfer

Seller Trust L Bonds

On August 10, 2018, in connection with the Initial Transfer, GWG Holdings, GWG Life and Bank of Utah, as trustee (the “Trustee”), entered into a Supplemental Indenture (the “Supplemental Indenture”) to the Amended and Restated Indenture dated as of October 23, 2017 (the “Amended and Restated Indenture”). GWG Holdings entered into the Supplemental Indenture to add and modify certain provisions of the Amended and Restated Indenture necessary to provide for the issuance of the Seller Trust L Bonds. The maturity date of the Seller Trust L Bonds is August 9, 2023. The Seller Trust L Bonds bear interest at 7.5% per year. Interest is payable monthly in cash.

So long as the Final Closing has not occurred, the redemption price payable in respect of a redemption effected by GWG after January 31, 2019 may be paid, at GWG’s option, in the form of cash, a pro rata portion of (i) the outstanding principal amount and accrued and unpaid interest under the Commercial Loan, (ii) the outstanding principal amount and accrued and unpaid interest under the Exchangeable Note and (iii) Beneficient common units, or a combination of cash and such property. After the second anniversary of the Final Closing Date, the holders of the Seller Trust L Bonds will have the right to cause GWG to repurchase, in whole but not in part, the Seller Trust L Bonds held by such holder. The repurchase may be paid, at GWG’s option, in the form of cash, a pro rata portion of (i) the outstanding principal amount and accrued and unpaid interest under the Commercial Loan, (ii) the outstanding principal amount and accrued and unpaid interest under the Exchangeable Note and (iii) Beneficient common units, or a combination of cash and such property.

The Seller Trust L Bonds are senior secured obligations of GWG, ranking junior only to all senior debt of GWG (see Note 6), pari passu in right of payment and in respect of collateral with all “L Bonds” of GWG (see Note 8), and senior in right of payment to all subordinated indebtedness of GWG. Payments under the Seller Trust L Bonds are guaranteed by GWG Life (see Note 20).

Series B Convertible Preferred Stock

The Series B ranks, as to the payment of dividends and the distribution of our assets upon liquidation, junior to our Redeemable Preferred Stock (“RPS”) and Series 2 Redeemable Preferred Stock (“RPS 2”) and pari passu with our common stock. The Series B has no dividend rights. The Series B has no voting rights, except as required by law.

The Series B will convert into 5,000,000 shares of our common stock at a conversion price of $10 per share upon the Final Closing.

Commercial Loan

The $200,000,000 principal amount under the Commercial Loan is due on August 9, 2023; however, is extendable for two five-year terms. The extensions are available to the borrower provided that (a) in the event Beneficient completes at least one public offering of its common units raising at least $50,000,000 which on its own or together with any other public offering of Beneficient’s common units results in Beneficient raising at least $100,000,000, then the maturity date will be extended to August 9, 2028; and (b) in the event that Beneficient (i) completes at least one public offering of its common units raising at least $50,000,000 which on its own or together with any other public offering of Beneficient’s common units results in Beneficient raising at least $100,000,000 and (ii) at least 75% of Beneficient Holding’s total outstanding NPC-B limited partnership interests, if any, have been converted to shares of Beneficient’s common units, then the maturity date will be extended to August 9, 2033.

Repayment of the Commercial Loan is subordinated in right of payment to any of Beneficient’s commercial bank debt and to Beneficient’s obligations which may arise in connection with its NPC-B limited partnership interests. Beneficient’s obligations under the Commercial Loan are unsecured.

The Commercial Loan contains negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens and indebtedness by Beneficient, fundamental changes to its business and transactions with affiliates. The Commercial Loan also contains customary affirmative covenants, including, but not limited to, preservation of corporate existence, compliance with applicable law, payment of taxes, notice of material events, financial reporting and keeping of proper books of record and account.

The Commercial Loan includes customary events of default, including, but not limited to, nonpayment of principal or interest, failure to comply with covenants, failure to pay other indebtedness when due, cross-acceleration to other debt, material adverse effects, events of bankruptcy and insolvency, and unsatisfied judgments. The borrower was in compliance with the covenants as of the most recent balance sheet date.

The principal amount of the Commercial Loan bears interest at 5.0% per year; provided that the accrued interest from the date of the Initial Transfer to the Final Closing Date of the Beneficient Transaction will be added to the principal balance of the Commercial Loan. From and after the Final Closing Date, one-half of the interest, or 2.5% per year, will be due and payable monthly in cash, and (ii) one-half of the interest, or 2.5% per year, will accrue and compound annually on each anniversary date of the Final Closing Date and become due and payable in full in cash on the maturity date.

In accordance with the Supplemental Indenture issuing the Seller Trust L Bonds, upon a redemption event or at the maturity date of the Seller Trust L Bonds, the Company, at its option, may use the outstanding principal amount of the Commercial Loan, and accrued and unpaid interest thereon, as repayment consideration of the Seller Trust L Bonds.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Exchangeable Note

The Exchangeable Note accrues interest at a rate of 12.4% per year, compounded annually. Interest is payable in cash on the earlier to occur of the maturity date or the Final Closing Date; provided that Beneficient may, at its option, add to the outstanding principal balance under the Commercial Loan the accrued interest in lieu of payment in cash of such accrued interest thereon at the Final Closing Date (or, if earlier, the maturity date of the Exchangeable Note). The principal amount of the Exchangeable Note is payable in cash on August 9, 2023. In the event the Final Closing Date occurs on or prior to the maturity date, the principal amount of the Exchangeable Note is payable in Beneficient common units at a price equal to $10 per common unit. In the event the Final Closing Date occurs prior to the maturity date, Beneficient may, at its option, pay the accrued interest on the Exchangeable Note in the form of Beneficient common units, at $10 per common unit, or in the form of a promissory note providing for a term of up to two years and cash interest payable semi-annually at the rate of 5.0% per year.

In accordance with the Supplemental Indenture issuing the Seller Trust L Bonds, upon a redemption event or at the maturity date of the Seller Trust L Bonds, the Company, at its option, may use the outstanding principal amount of the Exchangeable Note, and accrued and unpaid interest thereon, as repayment consideration of the Seller Trust L Bonds.

Common Units in Beneficient

In connection with the Initial Transfer, the Seller Trusts delivered to us 4,032,349 common units of Beneficient. This represents a 17.6% interest in the common units of Beneficient.

Beneficient operates in a sector of the alternative asset market that is complementary to ours by providing a suite of innovative liquidity and trust products to mid-to-high net worth individual investors and small-to-medium institutional owners of professionally managed illiquid alternative investment assets. We believe the Beneficient Transaction provides us with the opportunity to significantly increase and diversify our alternative asset portfolio that is intended to provide us with a new source of earnings and cash flow while at the same time significantly increasing our common shareholder equity.

We plan to continue to create and extend transformative products and services in the life insurance industry, while at the same time increasing and diversifying our alternative asset portfolio with Beneficient that creates opportunities for investors to receive income and capital appreciation from our investment and commercial activities.

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

On August 25, 2016, GWG Holdings formed a wholly owned subsidiary, currently named Life Epigenetics Inc. (“Life Epigenetics”), to commercialize advanced epigenetic technology for the life insurance industry related to its exclusive license for “DNA Methylation Based Predictor of Mortality” technology, as well as through the development of its own proprietary intellectual property.

Through its wholly owned subsidiary, youSurance General Agency, LLC (“YouSurance”), GWG Holdings offers life insurance directly to customers from a variety of life insurance carriers.

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

In a case where our acquisition of a policy is not complete as of a reporting date, but we have nonetheless advanced direct costs and deposits for the acquisition, those costs and deposits are recorded as other assets on our condensed consolidated balance sheets until the acquisition is complete and we have secured title to the policy. On both September 30, 2018 and December 31, 2017, a total of $0 of our other assets comprised direct costs and deposits that we had advanced for life insurance policy acquisitions.

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

Other Assets — Included in other assets at the current balance sheet date are $5.3 million of prepaid expenses, $1.6 million of net fixed assets, $1.0 cost method investment, $0.6 million of security deposits with states for life settlement provider licenses, $0.6 million net secured merchant cash advances and $3.9 million of other miscellaneous assets – including Life Epigenetics Inc.’s exclusive license for the “DNA Methylation Based Predictor of Mortality” technology for the life insurance industry. At December 31, 2017, other assets included $4.5 million of prepaid expenses, $1.9 million of net fixed assets, $0.6 million of security deposits with states for life settlement provider licenses, $1.7 million net secured merchant cash advances and $0.3 million of other miscellaneous assets.

Stock-Based Compensation — We measure and recognize compensation expense for all stock-based payments at fair value on the grant date over the requisite service period. We use the Black-Scholes option pricing model to determine the weighted-average fair value of stock options. For restricted stock grants (including restricted stock units), fair value is determined as of the closing price of our common stock on the date of grant. Stock-based compensation expense is recorded in general and administrative expenses based on the classification of the employee or vendor. The determination of fair value of stock-based payment awards on the date of grant is affected by our stock price and a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards and the expected duration of the awards.

The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at grant date. Volatility is based on the standard deviation of the average continuously compounded rate of return of five selected companies.

Deferred Financing and Issuance Costs — Loans advanced to us under our amended and restated senior credit facility with LNV Corporation, as described in Note 6, are reported net of financing costs, including issuance costs, sales commissions and other direct expenses, which are amortized using the straight-line method over the term of the facility. We had no loans advanced to us under our senior credit facility with Autobahn Funding Company during the year ended December 31, 2017 and this credit facility has since been terminated, as described in Note 5. The L Bonds, as described in Note 8, are reported net of financing costs, which are amortized using the interest method over the term of those borrowings. The Series I Secured Notes, as described in Note 7 have been redeemed, was reported net of financing costs, all of which were fully amortized using the interest method as of December 31, 2017. The Series A Convertible Preferred Stock (“Series A”), as described in Note 9, was reported net of financing costs (including the fair value of warrants issued), all of which were fully amortized using the interest method as of December 31, 2017. All shares of Series A have been redeemed and the obligations thereunder satisfied. Selling and issuance costs of RPS and RPS 2, described in Notes 10 and 11, are netted against additional paid-in-capital, until depleted, and then against the outstanding balance of the preferred stock. The offerings of our RPS and RPS 2 closed in March 2017 and April 2018, respectively. There were no issuance costs associated with issuance of the Series B, described in Note 12, in August 2018.

Earnings (Loss) per Share — Basic earnings (loss) per share attributable to common shareholders are calculated using the weighted-average number of shares outstanding during the reported period. Diluted earnings (loss) per share are calculated based on the potential dilutive impact of our Series A, RPS, RPS 2, Series B, warrants and stock options. Due to our net loss attributable to common shareholders for the three and nine months ended September 30, 2018, there are no dilutive securities.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Reclassification — Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Recently Issued Accounting Pronouncements — On February 25, 2016, the FASB issued Accounting Standards Update 2016-02 Leases (“ASU 2016-02”). The new guidance is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 provides more transparency and comparability in the financial statements of lessees by recognizing all leases with a term greater than twelve months on the balance sheet. Lessees will also be required to disclose key information about their leases. Early adoption is permitted. We are currently evaluating the impact of the adoption of this pronouncement and have not yet adopted ASU 2016-02 as of September 30, 2018. The impact of the adoption is not expected to be material to the financial statements.

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

(2) Restrictions on Cash

Under the terms of our amended and restated senior credit facility with LNV Corporation (discussed in Note 6), we are required to maintain collection and payment accounts that are used to collect policy benefits from pledged policies, pay annual policy premiums, interest and other charges under the facility, and distribute funds to pay down the facility. The agents for the lender authorize the disbursements from these accounts. At September 30, 2018 and December 31, 2017, there was a balance of $2,370,000 and $19,967,000, respectively, in these collection and payment accounts.

To fund the Company’s acquisition of life insurance policies, we are required to maintain escrow accounts. Distributions from these accounts are made according to life insurance policy purchase contracts. At September 30, 2018 and December 31, 2017, there was a balance of $700,000 and $8,383,000, respectively, in the Company’s escrow accounts.

(3) Investment in Life Insurance Policies

Our investments in life insurance policies are valued based on unobservable inputs that are significant to their overall fair value. Changes in the fair value of these policies, net of premiums paid, are recorded in gain on life insurance policies, net in our condensed consolidated statements of operations. Fair value is determined on a discounted cash flow basis that incorporates life expectancy assumptions generally derived from reports obtained from widely accepted life expectancy providers (other than insured lives covered under small face amount policies – those with $1 million in face value benefits or less), assumptions relating to cost-of-insurance (premium) rates and other assumptions. The discount rate we apply incorporates current information about discount rates applied by other public reporting companies owning portfolios of life insurance policies, the discount rates observed in the life insurance secondary market, market interest rates, the estimated credit exposure to the insurance companies that issued the life insurance policies and management’s estimate of the operational risk premium a purchaser would require to receive the future cash flows derived from our portfolio as a whole. Management has discretion regarding the combination of these and other factors when determining the discount rate. As a result of management’s analysis, a discount rate of 10.45% was applied to our portfolio as of both September 30, 2018 and December 31, 2017.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Portfolio Information

Our portfolio of life insurance policies, owned by our subsidiaries as of September 30, 2018, is summarized below:

Life Insurance Portfolio Summary

Total portfolio face value of policy benefits	$1,961,598,000
Average face value per policy	$1,805,000
Average face value per insured life	$2,018,000
Average age of insured (years)*	82.1
Average life expectancy estimate (years)*	6.7
Total number of policies	1,087
Number of unique lives	972
Demographics	76% Males; 24% Females
Number of smokers	43
Largest policy as % of total portfolio face value	0.68%
Average policy as % of total portfolio	0.09%
Average annual premium as % of face value	2.90%

*	Averages presented in the table are weighted averages.

A summary of our policies, organized according to their estimated life expectancy dates as of the reporting date, is as follows:

	As of September 30, 2018			As of December 31, 2017
Years Ending December 31,	Number of Policies	Estimated Fair Value	Face Value	Number of Policies	Estimated Fair Value	Face Value
2018	2	$2,102,000	$2,125,000	8	$4,398,000	$4,689,000
2019	28	35,046,000	42,302,000	48	63,356,000	83,720,000
2020	74	79,263,000	111,584,000	87	79,342,000	127,373,000
2021	111	117,490,000	189,768,000	98	96,154,000	170,695,000
2022	128	124,662,000	227,146,000	90	85,877,000	181,120,000
2023	112	91,782,000	215,084,000	93	69,467,000	175,458,000
2024	114	91,738,000	242,455,000	100	77,638,000	228,188,000
Thereafter	518	249,386,000	931,134,000	374	174,295,000	704,905,000
Totals	1,087	$791,469,000	$1,961,598,000	898	$650,527,000	$1,676,148,000

We recognized life insurance benefits of $7,973,000 and $9,747,000 during the three months ended September 30, 2018 and 2017, respectively. The forgoing amounts pertained to policies with carrying values of $2,326,000 and $2,333,000, respectively, for which we recorded realized gains of $5,647,000 and $7,414,000, respectively. We recognized life insurance benefits of $50,100,000 and $39,657,000 during the nine months ended September 30, 2018 and 2017, respectively. The forgoing amounts pertained to policies with carrying values of $13,558,000 and $7,716,000, for which we recorded realized gains of $36,542,000 and $31,941,000, respectively.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Reconciliation of gain on life insurance policies:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Change in estimated probabilistic cash flows (1)	$19,069,000	$12,568,000	$55,483,000	$40,033,000
Unrealized gain on acquisitions (2)	9,021,000	7,217,000	21,790,000	25,863,000
Premiums and other annual fees	(14,765,000)	(13,174,000)	(39,670,000)	(36,124,000)
Change in discount rates (3)	-	7,987,000	-	12,130,000
Change in life expectancy evaluation (4)	73,000	(5,370,000)	(4,890,000)	(13,974,000)
Face value of matured policies	7,973,000	9,747,000	50,100,000	39,657,000
Fair value of matured policies	(5,650,000)	(4,554,000)	(29,883,000)	(22,468,000)
Gain on life insurance policies, net	$15,721,000	$14,421,000	$52,930,000	$45,117,000

(1)	Change in fair value of expected future cash flows relating to our investment in life insurance policies that are not specifically attributable to changes in life expectancy, discount rate or policy maturity events.
(2)	Gain resulting from fair value in excess of transaction price for policies acquired during the reporting period.
(3)	The discount rate of 10.45% as of September 30, 2018 remained unchanged from both the prior quarter and year end dates. The discount rate of 10.54% as of September 30, 2017 reflected a decrease from the 10.81% rate used at June 30, 2017 and 10.96% used at December 31, 2016.
(4)	The change in fair value due to updating life expectancy estimates on certain life insurance policies in our portfolio.

We currently estimate that premium payments and servicing fees required to maintain our current portfolio of life insurance policies in force for the next five years, assuming no mortalities, are as follows:

Years Ending December 31,	Premiums	Servicing	Premiums and Servicing Fees
Three months ending December 31, 2018	$14,034,000	$345,000	$14,379,000
2019	64,852,000	1,381,000	66,233,000
2020	76,664,000	1,381,000	78,045,000
2021	88,681,000	1,381,000	90,062,000
2022	101,411,000	1,381,000	102,792,000
2023	113,676,000	1,381,000	115,057,000
	$459,318,000	$7,250,000	$466,568,000

Management anticipates funding the majority of the premium payments and servicing fees estimated above from cash flows realized from life insurance policy benefits, and to the extent necessary, with additional borrowing capacity created as the premiums and servicing costs of pledged life insurance policies become due, under the amended and restated senior credit facility with LNV Corporation as described in Note 6, and the net proceeds from our offering of L Bonds as described in Note 8. Management anticipates funding premiums and servicing costs of non-pledged life insurance policies with cash flows realized from life insurance policy benefits from our portfolio of life insurance policies and net proceeds from our offering of L Bonds. The proceeds of these capital sources may also be used for the purchase, policy premiums and servicing costs of additional life insurance policies, working capital and financing expenditures including paying principal, interest and dividends.

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

The hierarchy is broken down into three levels based on the observability of inputs as follows:

Level 1 —	Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Because valuations are based on quoted prices that are readily and regularly available in an active market.

Level 2 —	Valuations based on one or more quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 —	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

These inputs are then used to estimate the discounted cash flows from the portfolio using the Model Actuarial Pricing System (“MAPS”) probabilistic and stochastic portfolio pricing model, which estimates the expected cash flows using various mortality probabilities and scenarios. The valuation process includes a review by senior management as of each quarterly valuation date. We also engage MAPS to independently verify the accuracy of the valuations using the inputs we provide on a quarterly basis. A copy of a letter documenting the MAPS calculation is filed as Exhibit 99.1 to this report.

The following table reconciles the beginning and ending fair value of our Level 3 investments in our portfolio of life insurance policies for the periods ended September 30, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning balance	$726,063,000	$577,050,000	$650,527,000	$511,192,000
Purchases	42,892,000	25,199,000	98,442,000	67,321,000
Maturities (initial cost basis)	(2,326,000)	(2,333,000)	(13,558,000)	(7,716,000)
Net change in fair value	24,840,000	20,182,000	56,058,000	49,301,000
Ending balance	$791,469,000	$620,098,000	$791,469,000	$620,098,000

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

For life insurance policies with face amounts greater than $1 million and that are not pledged under our amended and restated senior credit facility with LNV Corporation (approximately 21.5% of our portfolio by face amount of policy benefits) we attempt to update the life expectancy estimates on a continuous rotating three year cycle. For life insurance policies that are pledged under our amended and restated senior credit facility with LNV Corporation (approximately 68.7% of our portfolio by face amount of policy benefits) we are presently required to update the life expectancy estimates every two years beginning from the date of the amended and restated senior credit facility. For the remaining small face insurance policies (i.e., a policy with $1 million in face value benefits or less) we may employ a range of methods and timeframes to update life expectancy estimates (see Note 22).

The following table summarizes the inputs utilized in estimating the fair value of our portfolio of life insurance policies:

	As of September 30, 2018	As of December 31, 2017
Weighted-average age of insured, years *	82.1	81.7
Weighted-average life expectancy, months *	79.9	82.4
Average face amount per policy	$1,805,000	$1,867,000
Discount rate	10.45%	10.45%

(*)	Weighted-average by face amount of policy benefits

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

Change in Fair Value of the Investment in Life Insurance Policies

	Change in Life Expectancy Estimates
	minus 8 months	minus 4 months	plus 4 months	plus 8 months

September 30, 2018	$103,902,000	$51,782,000	$(51,418,000)	$(102,195,000)
December 31, 2017	$86,391,000	$42,886,000	$(42,481,000)	$(84,238,000)

	Change in Discount Rate
	minus 2%	minus 1%	plus 1%	plus 2%

September 30, 2018	$78,624,000	$37,643,000	$(34,665,000)	$(66,663,000)
December 31, 2017	$68,117,000	$32,587,000	$(29,964,000)	$(57,583,000)

Other Fair Value Considerations

The carrying value of policy benefit receivables, prepaid expenses, accounts payable and accrued expenses approximate fair value due to their short-term maturities and low credit risk. Using the income-based valuation approach, the estimated fair value of our L Bonds, having an aggregate face value of $586,063,000 as of September 30, 2018, is approximately $592,527,000 based on a weighted-average market interest rate of 6.84%.

The carrying value of the amended and restated senior credit facility with LNV Corporation reflects interest charged at 12-month LIBOR plus an applicable margin. The margin represents our credit risk, and the strength of the portfolio of life insurance policies collateralizing the debt. The overall rate reflects market, and the carrying value of the facility approximates fair value.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

GWG MCA Capital, Inc. (“GWG MCA”) participates in the merchant cash advance industry by directly advancing sums to merchants and lending money, on a secured basis, to companies that advance sums to merchants. Each quarter, we review the carrying value of these cash advances, determine if an impairment exists and establish or adjust an allowance for loan loss as necessary. At September 30, 2018 one of our secured cash advances was impaired. Specifically, the secured loan to Nulook Capital LLC had an outstanding balance of $1,908,000 and an allowance for loan loss of $1,908,000 at September 30, 2018. We deem fair value to be the estimated collectible value on each loan or advance made from GWG MCA. Secured merchant cash advances, net of allowance for loan loss, of $635,000 and $1,662,000 are included within other assets on our condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017, respectively. Where we estimate the collectible amount to be less than the outstanding balance, we record an allowance for the difference. Provision for merchant cash advances are recorded within other expenses on the statement of operations (see Note 16).

The following table summarizes outstanding common stock warrants (discussed in Note 14) as of September 30, 2018:

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

(6) Credit Facility — LNV Corporation

On September 27, 2017, we entered into an amended and restated senior credit facility with LNV Corporation as lender through our subsidiary GWG DLP Funding IV, LLC (“DLP IV”). The amended and restated senior credit facility makes available a total of up to $300,000,000 in credit with a maturity date of September 27, 2029. Additional advances are available under the amended and restated senior credit facility at the LIBOR rate as herein defined. Advances are available as the result of additional borrowing base capacity, created as the premiums and servicing costs of pledged life insurance policies become due. Interest will accrue on amounts borrowed under the amended and restated senior credit facility at an annual interest rate, determined as of each date of borrowing or quarterly if there is no borrowing, equal to (A) the greater of 12-month LIBOR or the federal funds rate (as defined in the agreement) plus one-half of one percent per annum, plus (B) 7.50% per annum. The effective rate at September 30, 2018 was 10.30%. Interest payments are made on a quarterly basis.

As of September 30, 2018, approximately 68.7% of the total face value of our portfolio is pledged to LNV Corporation. The amount outstanding under this facility was $171,964,000 and $222,525,000 at September 30, 2018 and December 31, 2017, respectively. Obligations under the amended and restated senior credit facility are secured by a security interest in DLP IV’s assets, for the benefit of the lenders, through an arrangement under which Wells Fargo serves as securities intermediary. The life insurance policies owned by DLP IV do not serve as direct collateral for the obligations of GWG Holdings under the L Bonds. The difference between the amount outstanding and the carrying amount on our condensed consolidated balance sheets is due to netting of unamortized debt issuance costs.

The amended and restated senior credit facility has certain financial and nonfinancial covenants, and we were in compliance with these covenants at September 30, 2018 and December 31, 2017.

(7) Series I Secured Notes

Series I Secured Notes were legal obligations of GWG Life and were privately offered and sold from August 2009 through June 2011. On September 8, 2017, we redeemed all outstanding Series I Secured Notes for an aggregate of $6,815,000.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(8) L Bonds

We began publicly offering and selling L Bonds in January 2012 under the name “Renewable Secured Debentures”. These debt securities were re-named “L Bonds” in January 2015. L Bonds are publicly offered and sold on a continuous basis under a registration statement permitting us to sell up to $1.0 billion in principal amount of L Bonds through January 2018. On December 1, 2017, an additional public offering was declared effective permitting us to sell up to $1.0 billion in principal amount of L Bonds on a continuous basis. The new offering is a follow-on to the previous L Bond offering and contains the same terms and features. We are party to an indenture governing the L Bonds dated October 19, 2011, as amended (“Indenture”), under which GWG Holdings is obligor, GWG Life is guarantor, and Bank of Utah serves as indenture trustee. On October 23, 2017, the parties entered into the Amended and Restated Indenture in connection with the new offering. On March 27, 2018, GWG L Bond holders approved Amendment No.1 to the Amended and Restated Indenture. This amendment expands the definition of Total Coverage to include, without duplication, the value of all of our other assets as reflected on our most recently available balance sheet prepared in accordance with GAAP. The Amended and Restated Indenture contains certain financial and non-financial covenants, and we were in compliance with these covenants at September 30, 2018 and December 31, 2017.

The L Bonds are senior secured obligations of GWG, ranking junior only to all senior debt of GWG (see Note 6), pari passu in right of payment and in respect of collateral with all L Bonds of GWG, and senior in right of payment to all subordinated indebtedness of GWG. Payments under the L Bonds are guaranteed by GWG Life (see Note 20).

The L Bonds are secured by the assets of GWG, primarily consisting of its investment in its subsidiaries, cash proceeds it receives from life insurance assets of its subsidiaries, and all other cash and investments it holds in various accounts. Substantially all of GWG’s life insurance assets are held in its subsidiary DLP IV. The L Bonds’ security interest is structurally subordinate to the security interest in favor of GWG’s senior secured lender, together with any future senior secured lenders of GWG. The assets of GWG Life, including proceeds it receives as distributions from DLP IV and derived from the insurance policies owned by DLP IV, are collateral for GWG Life’s guarantee of the repayment of principal and interest on the L Bonds. The L Bonds are also secured by a pledge of a majority of GWG’s outstanding common stock beneficially held by its largest stockholders.

The bonds have renewal features under which we may elect to permit their renewal, subject to the right of bondholders to elect to receive payment at maturity. Interest is payable monthly or annually depending on the election of the investor.

At September 30, 2018 and December 31, 2017, the weighted-average interest rate of our L Bonds was 7.12% and 7.29%, respectively. The principal amount of L Bonds outstanding was $586,063,000 and $461,427,000 at September 30, 2018 and December 31, 2017, respectively. The difference between the amount of outstanding L Bonds and the carrying amount on our condensed consolidated balance sheets is due to netting of unamortized deferred issuance costs, cash receipts for new issuances and payments of redemptions in process. Amortization of deferred issuance costs was $2,312,000 and $2,076,000 for the three months ended September 30, 2018 and 2017, respectively, and $6,450,000 and $4,931,000 for the nine months ended September 30, 2018 and 2017, respectively. Future expected amortization of deferred financing costs as of September 30, 2018 is $20,581,000 in total over the next seven years.

Future contractual maturities of L Bonds, and future amortization of their deferred financing costs, at September 30, 2018 are as follows(1):

Years Ending December 31,	Contractual Maturities	Unamortized Deferred Financing Costs
Three months ending December 31, 2018	$26,778,000	$79,000
2019	150,056,000	2,291,000
2020	137,067,000	4,435,000
2021	87,360,000	3,727,000
2022	39,713,000	1,777,000
2023	53,616,000	2,924,000
Thereafter	91,473,000	5,348,000
	$586,063,000	$20,581,000

(1)       The Seller Trust L Bonds are excluded from this table (see Note 1).

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(9) Series A Convertible Preferred Stock

From July 2011 through September 2012, we privately offered shares of Series A Convertible Preferred Stock of GWG Holdings at $7.50 per share (the “Series A”). In the offering, we sold an aggregate of 3,278,000 shares for gross consideration of $24,582,000. Holders of Series A were entitled to cumulative dividends at the rate of 10% per annum, paid quarterly. The Series A were only redeemable at our option.

Purchasers of the Series A in our offering received warrants to purchase an aggregate of 416,000 shares of our common stock at an exercise price of $12.50 per share. As of September 30, 2018 and December 31, 2017, all of these warrants have expired and none of them had been exercised.

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

The RPS ranks senior to our common stock and pari passu with our RPS 2 and entitles its holders to a liquidation preference equal to the stated value per share (i.e., $1,000) plus accrued but unpaid dividends. Holders of RPS may presently convert their RPS into our common stock at a conversion price equal to the volume-weighted average price of our common stock for the 20 trading days immediately prior to the date of conversion, subject to a minimum conversion price of $15.00 and in an aggregate amount limited to 15% of the stated value of RPS originally purchased from us and still held by such purchaser.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Holders of RPS may request that we redeem their RPS at a price equal to their stated value plus accrued but unpaid dividends, less an applicable redemption fee, if any, as specified in the Certificate of Designation. Nevertheless, the Certificate of Designation for RPS permits us in our sole discretion to grant or decline redemption requests. Subject to certain restrictions and conditions, we may also redeem shares of RPS without a redemption fee upon a holder’s death, total disability or bankruptcy. In addition, after one year from the date of original issuance, we may, at our option, call and redeem shares of RPS at a price equal to their liquidation preference.

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

The RPS 2 ranks senior to our common stock and pari passu with our RPS and entitles its holders to a liquidation preference equal to the stated value per share (i.e., $1,000) plus accrued but unpaid dividends. Holders of RPS 2 may, less an applicable conversion discount, if any, convert their RPS 2 into our common stock at a conversion price equal to the volume-weighted average price of our common stock for the 20 trading days immediately prior to the date of conversion, subject to a minimum conversion price of $12.75 and in an aggregate amount limited to 10% of the stated value of RPS 2 originally purchased from us and still held by such purchaser.

Holders of RPS 2 may request that we redeem their RPS 2 shares at a price equal to their liquidation preference, less an applicable redemption fee, if any, as specified in the Certificate of Designation. Nevertheless, the Certificate of Designation for RPS 2 permits us in our sole discretion to grant or decline requests for redemption. Subject to certain restrictions and conditions, we may also redeem shares of RPS 2 without a redemption fee upon a holder’s death, total disability or bankruptcy. In addition, we may, at our option, call and redeem shares of RPS 2 at a price equal to their liquidation preference (subject to a minimum redemption price, in the event of redemptions occurring less than one year after issuance, of 107% of the stated value of the shares being redeemed).

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

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(12) Series B Convertible Preferred Stock

On August 10, 2018, GWG Holdings issued 5,000,000 shares of Series B, par value $0.001 per share and having a stated value of $10 per share, to Beneficient for cash consideration of $50,000,000 as part of the Initial Transfer.

The Series B ranks, as to the payment of dividends and the distribution of our assets upon liquidation, dissolution or winding up junior to our RPS and RPS 2 and pari passu with our common stock. The Series B has no dividend rights. The Series B has no voting rights, except as required by law.

The Series B will convert into 5,000,000 shares of our common stock at a conversion price of $10.00 per share immediately following the Final Closing of the Beneficient Transaction. The holder has no additional rights or remedies if the Final Closing is not completed.

(13) Income Taxes

We had a current income tax liability of $0 as of both September 30, 2018 and December 31, 2017. The components of our income tax expense (benefit) and the reconciliation at the statutory federal tax rate to our actual income tax expense (benefit) for the three and nine months ended September 30, 2018 and 2017 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017

Statutory federal income tax (benefit)	$(2,234,000)	$(2,321,000)	$(4,173,000)	$(5,536,000)
State income taxes (benefit), net of federal benefit	(866,000)	(440,000)	(1,558,000)	(1,049,000)
Change in valuation allowance	3,215,000	-	5,783,000	-
Other permanent differences	(115,000)	(3,000)	(52,000)	103,000
Total income tax expense (benefit)	$-	$(2,764,000)	$-	$(6,482,000)

The tax effects of temporary differences that give rise to deferred income taxes were as follows:

	As of September 30, 2018	As of December 31, 2017
Deferred tax assets:
Note receivable from related party	$-	$1,437,000
Net operating loss carryforwards	12,096,000	9,995,000
Other assets	2,930,000	1,724,000
Subtotal	15,026,000	13,156,000
Valuation allowance	(11,962,000)	(6,386,000)
Deferred tax assets	3,064,000	6,770,000

Deferred tax liabilities:
Investment in life insurance policies	(2,952,000)	(6,630,000)
Other liabilities	(112,000)	(140,000)
Net deferred tax asset (liability)	$-	$-

At September 30, 2018 and December 31, 2017, we had federal net operating loss (“NOL”) carryforwards of $42,085,000 and $34,775,000, respectively. The NOL carryforwards will begin to expire in 2031. Future utilization of NOL carryforwards is subject to limitations under Section 382 of the Internal Revenue Code. This section generally relates to a more than 50 percent change in ownership over a three-year period. We currently do not believe that any prior issuance of common stock has resulted in an ownership change under Section 382 through September 30, 2018.

We provide for a valuation allowance when it is not considered “more likely than not” that our deferred tax assets will be realized. As of September 30, 2018, based on all available evidence, we have provided a valuation allowance against our total net deferred tax asset of $11,962,000 due to uncertainty as to the realization of our deferred tax assets during the carryforward periods.

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

Under our accounting policies, interest and penalties on unrecognized tax benefits, as well as interest received from favorable tax settlements are recognized as components of income tax expense. At September 30, 2018 and December 31, 2017, we recorded no accrued interest or penalties related to uncertain tax positions.

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

In conjunction with the initial public offering our Company issued warrants to purchase 16,000 shares of common stock at an exercise price of $15.63 per share. As of September 30, 2018, none of these warrants had been exercised. The remaining life of these warrants at September 30, 2018 was 1.0 year.

On August 10, 2018, the Company declared a special dividend of $4.30 per share of common stock payable to shareholders of record on August 27, 2018.

(15) Stock Incentive Plan

We adopted our 2013 Stock Incentive Plan in March 2013, as amended on June 1, 2015, May 5, 2017 and May 8, 2018. The Compensation Committee of our Board of Directors is responsible for the administration of the plan. Participants under the plan may be granted incentive stock options and non-statutory stock options; stock appreciation rights; stock awards; restricted stock; restricted stock units; and performance shares. Eligible participants include officers and employees of GWG Holdings and its subsidiaries, members of our Board of Directors, and consultants. Awards generally expire 10 years from the date of grant. As of September 30, 2018, 6,000,000 of our common stock options are authorized under the plan, of which 2,667,832 shares were reserved for issuance under outstanding incentive awards and 3,332,168 shares remain available for future grants.

Stock Options

As of September 30, 2018, we had outstanding stock options for 1,364,000 shares of common stock to employees, officers, and directors under the plan. Options for 583,000 shares have vested and the remaining options are scheduled to vest over three years. The options were issued with an exercise price between $6.35 and $10.38 for those beneficially owning more than 10% of our common stock, and between $4.83 and $11.56 for all others, which is equal to the market price of the shares on the date of grant. The expected annualized volatility used in the Black-Scholes model valuation of options issued during the three months ended September 30, 2018 was 25.83%. The annual volatility rate is based on the standard deviation of the average continuously compounded daily changes of stock price of five selected companies. As of September 30, 2018, stock options for 732,000 shares had been forfeited and stock options for 724,000 shares had been exercised.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Outstanding stock options:

	Vested	Un-vested	Total
Balance as of December 31, 2016	738,065	844,334	1,582,399
Granted during the year	61,099	367,500	428,599
Vested during the year	327,061	(327,061)	-
Exercised during the year	(126,498)	-	(126,498)
Forfeited during the year	(142,535)	(105,017)	(247,552)
Balance as of December 31, 2017	857,192	779,756	1,636,948
Granted year-to-date	37,950	306,500	344,450
Vested year-to-date	279,788	(279,788)	-
Exercised year-to-date	(569,864)	-	(569,864)
Forfeited year-to-date	(21,582)	(25,501)	(47,083)
Balance as of September 30, 2018	583,484	780,967	1,364,451

As of September 30, 2018, unrecognized compensation expense related to un-vested options is $1,282,000. We expect to recognize this compensation expense over the remaining vesting period ($182,000 in 2018, $614,000 in 2019, $354,000 in 2020, and $132,000 in 2021).

Stock Appreciation Rights (SARs)

As of September 30, 2018, we had outstanding SARs for 311,000 shares of the common stock to employees. The strike price of the SARs was between $6.75 and $10.38, which was equal to the market price of the common stock at the date of issuance. As of September 30, 2018, 83,000 of the SARs were vested and 146,000 have been exercised. On September 30, 2018, the market price of GWG’s common stock was $7.75.

Outstanding SARs:

	Vested	Un-vested	Total
Balance as of December 31, 2016	106,608	133,127	239,735
Granted during the year	13,001	91,986	104,987
Vested during the year	69,444	(69,444)	-
Forfeited during the year	-	(1,750)	(1,750)
Balance as of December 31, 2017	189,053	153,919	342,972
Granted year-to-date	-	113,650	113,650
Vested year-to-date	39,552	(39,552)	-
Exercised year-to-date	(145,622)	-	(145,622)
Balance as of September 30, 2018	82,983	228,017	311,000

The liability for the SARs as of September 30, 2018 and December 31, 2017 was $43,000 and $551,000, respectively, and was recorded within other accrued expenses on the condensed consolidated balance sheets. Employee compensation and benefits expense for SARs of $25,000 and ($9,000) was recorded for the three months ended September 30, 2018 and 2017, respectively, and $15,000 and $303,000 was recorded for the nine months ended September 30, 2018 and 2017, respectively.

Upon the exercise of SARs, the Company is obligated to make cash payment equal to the positive difference between the fair market value of the Company’s common stock on the date of exercise less the fair market value of the common stock on the date of grant.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following summarizes information concerning outstanding options and SARs issued under the 2013 Stock Incentive Plan:

	September 30, 2018
	Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Life (years)	Fair Value at Grant Date
Vested
Stock Options	583,484	$8.71	4.10	$1.97
SARs	82,983	$8.92	5.06	$1.96
Total Vested	666,467	$8.74	4.22	$1.97

Unvested
Stock Options	780,967	$9.26	4.98	$2.31
SARs	228,017	$8.47	6.16	$2.04
Total Unvested	1,008,984	$9.08	5.25	$2.25

	December 31, 2017
	Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Life (years)	Fair Value at Grant Date
Vested
Stock Options	857,192	$8.05	6.17	$1.76
SARs	189,053	$8.54	5.86	$1.90
Total Vested	1,046,245	$8.14	6.11	$1.78

Unvested
Stock Options	779,756	$9.21	7.50	$2.17
SARs	153,919	$9.16	6.24	$2.02
Total Unvested	933,675	$9.21	7.30	$2.15

Restricted Stock Units

A restricted stock unit (“RSU”) entitles the holder thereof to receive one share of our common stock upon vesting. As of September 30, 2018, we had outstanding RSUs for 122,396 shares of common stock held by employees under the plan, of which 51,193 RSUs were vested but for which shares had not yet been issued and 71,203 RSUs were scheduled to vest over the next twelve months.

(16) Other Expenses

The components of other expenses in our condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Contract Labor	$359,000	$130,000	$964,000	$311,000
Marketing	413,000	485,000	1,343,000	1,687,000
Information Technology	432,000	411,000	1,208,000	1,093,000
Servicing and Facility Fees	382,000	277,000	1,244,000	856,000
Travel and Entertainment	204,000	250,000	650,000	768,000
Insurance and Regulatory	401,000	416,000	1,120,000	1,240,000
Charitable Contributions	-	42,000	-	462,000
General and Administrative	498,000	788,000	1,733,000	2,924,000
Total Other Expenses	$2,689,000	$2,799,000	$8,262,000	$9,341,000

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(17) Net Loss Attributable to Common Shareholders

We have outstanding RPS, RPS 2 and Series B as described in Notes 10, 11 and 12. RPS, RPS 2 and Series B are anti-dilutive to our net loss attributable to common shareholders calculation for both the three and nine months ended September 30, 2018 and 2017. Our vested and un-vested stock options and warrants are anti-dilutive for both the three and nine months ended September 30, 2018 and 2017.

(18) Commitments

We are party to an office lease with U.S. Bank National Association as the landlord. On September 1, 2015, we entered into an amendment to our original lease that expanded the leased space to 17,687 square feet and extended the term through October 2025. Under the amended lease we are obligated to pay base rent plus common area maintenance and a share of building operating costs. Rent expenses under this agreement were $119,000 and $121,000 during the three months ended September 30, 2018 and 2017, respectively, and $334,000 and $344,000 during the nine months ended September 30, 2018 and 2017, respectively.

Minimum lease payments under the amended lease are as follows:

Three months ending December 31, 2018	$68,000
2019	275,000
2020	284,000
2021	293,000
2022	302,000
2023	311,000
Thereafter	593,000
$2,126,000

(19) Contingencies

Litigation — In the normal course of business, we are involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on our financial position, results of operations or cash flows.

(20) Guarantee of L Bonds

We are publicly offering and selling L Bonds under a registration statement declared effective by the SEC, as described in Note 8. Our obligations under the L Bonds are secured by substantially all the assets of GWG Holdings, a pledge of all our common stock held individually by our largest stockholders, and by a guarantee and corresponding grant of a security interest in substantially all the assets of GWG Life(1). As a guarantor, GWG Life has fully and unconditionally guaranteed the payment of principal and interest on the L Bonds. GWG Life’s equity in DLP IV(2) serves as collateral for our L Bonds. Substantially all of our life insurance policies are held by DLP IV or GWG Life Trust (“the Trust”). The policies held by DLP IV are not direct collateral for the L Bonds as such policies are pledged to the senior credit facility with LNV Corporation.

(1)	The Seller Trust L Bonds are senior secured obligations of GWG, ranking junior only to all senior debt of GWG (see Note 6), pari passu in right of payment and in respect of collateral with all L Bonds of GWG (see Note 8), and senior in right of payment to all subordinated indebtedness of GWG. Payments under the Seller Trust L Bonds are guaranteed by GWG Life. The assets exchanged in the Initial Transfer are available as collateral for all holders of the L Bonds and Seller Trust L Bonds. Specifically, the Exchangeable Note and common units of Beneficient are held by GWG Holdings and the Commercial Loan is held by GWG Life.

(2)	The terms of our amended and restated senior credit facility with LNV Corporation require that we maintain a significant excess of pledged collateral value over the amount outstanding on the amended and restated senior credit facility at any given time. Any excess after satisfying all amounts owing under our amended and restated senior credit facility with LNV Corporation is available as collateral for the L Bonds (including the Seller Trust L Bonds).

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following represents condensed consolidating financial information as of September 30, 2018 and December 31, 2017, with respect to the financial position, and as of September 30, 2018 and 2017, with respect to results of operations and cash flows of GWG Holdings and its subsidiaries. The parent column presents the financial information of GWG Holdings, the primary obligor for the L Bonds. The guarantor subsidiary column presents the financial information of GWG Life, the guarantor subsidiary of the L Bonds, presenting its investment in DLP IV and the Trust under the equity method. The non-guarantor subsidiaries column presents the financial information of all non-guarantor subsidiaries, including DLP IV and the Trust.

Condensed Consolidating Balance Sheets

September 30, 2018	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

A S S E T S

Cash and cash equivalents	$115,884,625	$631,228	$1,357,815	$-	$117,873,668
Restricted cash	-	699,477	2,370,282	-	3,069,759
Investment in life insurance policies, at fair value	-	85,077,334	706,391,253	-	791,468,587
Life insurance policy benefits receivable	-	2,800,000	7,672,696	-	10,472,696
Other assets	6,892,415	1,822,284	4,307,324	-	13,022,023
Investment in subsidiaries	642,140,104	551,836,655	-	(1,193,976,759)	-

TOTAL ASSETS	$764,917,144	$642,866,978	$722,099,370	$(1,193,976,759)	$935,906,733

L I A B I L I T I E S & S T O C K H O L D E R S’ E Q U I T Y

LIABILITIES
Senior credit facility with LNV Corporation	$-	$-	$162,469,172	$-	$162,469,172
L Bonds	570,199,704	-	-	-	570,199,704
Accounts payable	1,101,453	641,741	836,129	-	2,579,323
Interest and dividends payable	11,431,884	-	4,796,457	-	16,228,341
Other accrued expenses	1,026,668	1,448,807	797,283	-	3,272,758
TOTAL LIABILITIES	583,759,709	2,090,548	168,899,041	-	754,749,298

STOCKHOLDERS’ EQUITY
Member capital	-	640,776,430	553,200,329	(1,193,976,759)	-
Redeemable preferred stock and Series 2 redeemable preferred stock	216,068,039	-	-	-	216,068,039
Series B convertible preferred stock	50,000,000	-	-	-	50,000,000
Common stock	5,980	-	-	-	5,980
Accumulated deficit	(84,916,584)	-	-	-	(84,916,584)
TOTAL STOCKHOLDERS’ EQUITY	181,157,435	640,776,430	553,200,329	(1,193,976,759)	181,157,435

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$764,917,144	$642,866,978	$722,099,370	$(1,193,976,759)	$935,906,733

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

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Operations

For the three months ended September 30, 2018	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Gain on life insurance policies, net	$-	$4,122,153	$11,599,360	$-	$15,721,513
Interest and other income	745,170	4,298	181,677	-	931,145
TOTAL REVENUE	745,170	4,126,451	11,781,037	-	16,652,658

EXPENSES
Interest expense	12,454,750	-	5,060,212	-	17,514,962
Employee compensation and benefits	2,292,251	3,086,682	169,838	-	5,548,771
Legal and professional fees	483,512	221,613	716,839	-	1,421,964
Other expenses	1,590,823	455,800	642,347	-	2,688,970
TOTAL EXPENSES	16,821,336	3,764,095	6,589,236	-	27,174,667

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(16,076,166)	362,356	5,191,801	-	(10,522,009)

EQUITY IN INCOME OF SUBSIDIARIES	5,554,157	6,266,480	-	(11,820,637)	-

NET INCOME (LOSS) BEFORE INCOME TAXES	(10,522,009)	6,628,836	5,191,801	(11,820,637)	(10,522,009)

INCOME TAX BENEFIT	-	-	-	-	-
NET INCOME (LOSS)	(10,522,009)	6,628,836	5,191,801	(11,820,637)	(10,522,009)

Preferred stock dividends	4,313,542	-	-	-	4,313,542
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(14,835,551)	$6,628,836	$5,191,801	$(11,820,637)	$(14,835,551)

For the three months ended September 30, 2017	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Gain on life insurance policies, net	$-	$2,780,544	$11,640,809	$-	$14,421,353
Interest and other income	40,044	113,410	239,865	(117,629)	275,690
TOTAL REVENUE	40,044	2,893,954	11,880,674	(117,629)	14,697,043

EXPENSES
Interest expense	9,907,959	253,422	3,126,130	(12,104)	13,275,407
Employee compensation and benefits	2,140,675	1,413,103	238,318	-	3,792,096
Legal and professional fees	746,939	246,691	663,460	-	1,657,090
Other expenses	1,743,730	711,528	449,463	(105,525)	2,799,196
TOTAL EXPENSES	14,539,303	2,624,744	4,477,371	(117,629)	21,523,789

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(14,499,259)	269,210	7,403,303	-	(6,826,746)

EQUITY IN INCOME OF SUBSIDIARIES	7,672,513	8,263,120	-	(15,935,633)	-

NET INCOME (LOSS) BEFORE INCOME TAXES	(6,826,746)	8,532,330	7,403,303	(15,935,633)	(6,826,746)

INCOME TAX BENEFIT	(2,764,243)	-	-	-	(2,764,243)
NET INCOME (LOSS)	(4,062,503)	8,532,330	7,403,303	(15,935,633)	(4,062,503)
Preferred stock dividends	3,548,165	-	-	-	3,548,165
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(7,610,668)	$8,532,330	$7,403,303	$(15,935,633)	$(7,610,668)

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Operations (continued)

For the nine months ended September 30, 2018	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Gain on life insurance policies, net	$-	$12,135,832	$40,794,176	$-	$52,930,008
Interest and other income	1,859,068	30,822	689,380	-	2,579,270
TOTAL REVENUE	1,859,068	12,166,654	41,483,556	-	55,509,278

EXPENSES
Interest expense	34,473,956	-	16,252,193	-	50,726,149
Employee compensation and benefits	5,629,344	5,881,219	1,016,576	-	12,527,139
Legal and professional fees	1,290,614	688,003	1,772,704	-	3,751,321
Other expenses	5,082,525	1,397,314	1,782,485	-	8,262,324
TOTAL EXPENSES	46,476,439	7,966,536	20,823,958	-	75,266,933

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(44,617,371)	4,200,118	20,659,598	-	(19,757,655)

EQUITY IN INCOME OF SUBSIDIARIES	24,859,716	23,824,330	-	(48,684,046)	-

NET INCOME (LOSS) BEFORE INCOME TAXES	(19,757,655)	28,024,448	20,659,598	(48,684,046)	(19,757,655)

INCOME TAX BENEFIT	-	-	-	-	-
NET INCOME (LOSS)	(19,757,655)	28,024,448	20,659,598	(48,684,046)	(19,757,655)

Preferred stock dividends	12,356,513	-	-	-	12,356,513
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(32,114,168)	$28,024,448	$20,659,598	$(48,684,046)	$(32,114,168)

For the nine months ended September 30, 2017	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Gain on life insurance policies, net	$-	$4,481,555	$40,635,883	$-	$45,117,438
Interest and other income	194,273	348,695	1,163,667	(371,100)	1,335,535
TOTAL REVENUE	194,273	4,830,250	41,799,550	(371,100)	46,452,973

EXPENSES
Interest expense	27,495,867	930,837	10,418,243	(79,300)	38,765,647
Employee compensation and benefits	6,179,032	4,163,873	353,550	-	10,696,455
Legal and professional fees	1,524,510	687,240	1,722,277	-	3,934,027
Other expenses	5,291,881	2,244,577	2,095,959	(291,800)	9,340,617
TOTAL EXPENSES	40,491,290	8,026,527	14,590,029	(371,100)	62,736,746

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(40,297,017)	(3,196,277)	27,209,521	-	(16,283,773)

EQUITY IN INCOME OF SUBSIDIARIES	24,013,244	29,569,105	-	(53,582,349)	-

NET INCOME (LOSS) BEFORE INCOME TAXES	(16,283,773)	26,372,828	27,209,521	(53,582,349)	(16,283,773)

INCOME TAX BENEFIT	(6,481,917)	-	-	-	(6,481,917)
NET INCOME (LOSS)	(9,801,856)	26,372,828	27,209,521	(53,582,349)	(9,801,856)
Preferred stock dividends	7,447,022	-	-	-	7,447,022
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(17,248,878)	$26,372,828	$27,209,521	$(53,582,349)	$(17,248,878)

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Cash Flows

For the three months ended September 30, 2018	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(10,522,009)	$6,628,836	$5,191,801	$(11,820,637)	$(10,522,009)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Equity of subsidiaries	(5,554,157)	(6,266,480)	-	11,820,637	-
Changes in fair value of life insurance policies	-	(3,485,452)	(21,354,115)	-	(24,839,567)
Amortization of deferred financing and issuance costs	2,311,567	-	263,755	-	2,575,322
(Increase) decrease in operating assets:
Life insurance policy benefits receivable	-	(2,000,000)	18,562,304	-	16,562,304
Other assets	(62,835,255)	(47,247,165)	305,226	106,913,951	(2,863,243)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued expenses	940,137	(384,380)	(1,157,273)	-	(601,516)
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(75,659,717)	(52,754,641)	1,811,698	106,913,951	(19,688,709)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	-	(11,368,457)	(31,523,307)	-	(42,891,764)
Carrying value of matured life insurance policies	-	669,349	1,656,640	-	2,325,989
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	(10,699,108)	(29,866,667)	-	(40,565,775)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on (repayments of) senior debt	-	-	(18,425,136)	-	(18,425,136)
Proceeds from issuance of L Bonds	68,884,369	-	-	-	68,884,369
Payments for redemption and issuance of L Bonds	(20,195,657)	-	-	-	(20,195,657)
Issuance of common stock	682,954	-	-	-	682,954
Common stock dividends	(25,709,412)	-	-	-	(25,709,412)
Proceeds from issuance of convertible preferred stock	50,000,000	-	-	-	50,000,000
Payments for redemption of redeemable preferred stock	(821,778)	-	-	-	(821,778)
Preferred stock dividends	(4,313,542)	-	-	-	(4,313,542)
Issuance of member capital	-	58,589,352	48,324,599	(106,913,951)	-
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	68,526,934	58,589,352	29,899,463	(106,913,951)	50,101,798

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,132,783)	(4,864,397)	1,844,494	-	(10,152,686)

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
BEGINNING OF THE PERIOD	123,017,408	6,195,102	1,883,603	-	131,096,113

END OF THE PERIOD	$115,884,625	$1,330,705	$3,728,097	$-	$120,943,427

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Cash Flows (continued)

For the three months ended September 30, 2017	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,062,503)	$8,532,330	$7,403,303	$(15,935,633)	$(4,062,503)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Equity of subsidiaries	(7,672,513)	(8,263,120)	-	15,935,633	-
Changes in fair value of life insurance policies	-	(3,609,194)	(16,572,538)	-	(20,181,732)
Amortization of deferred financing and issuance costs	2,075,632	134,445	134,464	-	2,344,541
Deferred income taxes	(2,764,243)	-	-	-	(2,764,243)
(Increase) decrease in operating assets:
Life insurance policy benefits receivable	-	-	(7,627,000)	-	(7,627,000)
Other assets	(38,552,777)	51,740,361	1,157,168	(13,415,694)	929,058
Increase (decrease) in operating liabilities:
Accounts payable and other accrued expenses	1,834,187	(855,012)	(1,064,684)	-	(85,509)
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(49,142,217)	47,679,810	(16,569,287)	(13,415,694)	(31,447,388)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	-	-	(25,199,692)	-	(25,199,692)
Carrying value of matured life insurance policies	-	505,000	1,828,039	-	2,333,039
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	505,000	(23,371,653)	-	(22,866,653)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on (repayments of) senior debt	-	-	56,887,491	-	56,887,491
Payments for issuance of senior debt	-	-	(3,937,907)	-	(3,937,907)
Payments for redemption of Series I Secured Notes	-	(6,815,406)	-	-	(6,815,406)
Proceeds from issuance of L Bonds	30,271,873	-	-	-	30,271,873
Payments for redemption and issuance of L Bonds	(19,752,717)	-	-	-	(19,752,717)
Issuance of common stock	30	-	-	-	30
Proceeds from issuance of redeemable preferred stock	25,211,870	-	-	-	25,211,870
Payments for issuance of redeemable preferred stock	(1,243,920)	-	-	-	(1,243,920)
Payments for redemption of redeemable preferred stock	(47,500)	-	-	-	(47,500)
Preferred stock dividends	(3,548,165)	-	-	-	(3,548,165)
Issuance of member capital	-	37,959,462	(51,375,156)	13,415,694	-
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	30,891,471	31,144,056	1,574,428	13,415,694	77,025,649

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,250,746)	79,328,866	(38,366,512)	-	22,711,608

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
BEGINNING OF THE PERIOD	49,632,850	5,905,486	42,914,767	-	98,453,103

END OF THE PERIOD	$31,382,104	$85,234,352	$4,548,255	$-	$121,164,711

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Cash Flows (continued)

For the nine months ended September 30, 2018	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(19,757,655)	$28,024,448	$20,659,598	$(48,684,046)	$(19,757,655)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Equity of subsidiaries	(24,859,716)	(23,824,330)	-	48,684,046	-
Changes in fair value of life insurance policies	-	(9,691,293)	(46,367,043)	-	(56,058,336)
Amortization of deferred financing and issuance costs	6,450,018	-	791,265	-	7,241,283
(Increase) decrease in operating assets:
Life insurance policy benefits receivable	-	(1,300,000)	7,486,065	-	6,186,065
Other assets	(142,283,599)	(112,613,085)	826,523	249,397,712	(4,672,449)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued expenses	2,101,589	(365,125)	(3,341,098)	-	(1,604,634)
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(178,349,363)	(119,769,385)	(19,944,690)	249,397,712	(68,665,726)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	-	(26,916,457)	(71,524,071)	-	(98,440,528)
Carrying value of matured life insurance policies	-	2,623,779	10,933,853	-	13,557,632
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	(24,292,678)	(60,590,218)	-	(84,882,896)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on (repayments of) senior debt	-	-	(50,560,286)		(50,560,286)
Proceeds from issuance of L Bonds	166,081,914	-	-	-	166,081,914
Payments for redemption and issuance of L Bonds	(46,151,926)	-	-	-	(46,151,926)
Issuance of common stock	682,954	-	-	-	682,954
Common stock dividends	(25,709,412)	-	-	-	(25,709,412)
Proceeds from issuance of convertible preferred stock	50,000,000	-	-	-	50,000,000
Proceeds from issuance of redeemable preferred stock	56,238,128	-	-	-	56,238,128
Payments for issuance of redeemable preferred stock	(4,142,294)	-	-	-	(4,142,294)
Payments for redemption of preferred stock	(2,361,692)	-	-	-	(2,361,692)
Preferred stock dividends	(12,356,513)	-	-	-	(12,356,513)
Issuance of member capital	-	134,538,735	114,858,977	(249,397,712)	-
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	182,281,159	134,538,735	64,298,691	(249,397,712)	131,720,873

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,931,796	(9,523,328)	(16,236,217)	-	(21,827,749)

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
BEGINNING OF THE PERIOD	111,952,829	10,854,033	19,964,314	-	142,771,176

END OF THE PERIOD	$115,884,625	$1,330,705	$3,728,097	$-	$120,943,427

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Cash Flows (continued)

For the nine months ended September 30, 2017	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(9,801,856)	$26,372,828	$27,209,521	$(53,582,349)	$(9,801,856)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Equity of subsidiaries	(24,013,243)	(29,569,106)	-	53,582,349	-
Changes in fair value of life insurance policies	-	(4,803,015)	(44,498,052)	-	(49,301,067)
Amortization of deferred financing and issuance costs	4,931,441	208,829	1,368,422	-	6,508,692
Deferred income taxes, net	(6,481,917)	-	-	-	(6,481,917)
(Increase) decrease in operating assets:
Life insurance policy benefits receivable	-	-	(9,252,000)	-	(9,252,000)
Other assets	(65,691,037)	(3,794,004)	2,999,378	69,667,082	3,181,419
Increase (decrease) in operating liabilities:
Accounts payable and other accrued expenses	5,262,800	(2,418,538)	17,279	-	2,861,541
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(95,793,812)	(14,003,006)	(22,155,452)	69,667,082	(62,285,188)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	-	-	(67,321,363)	-	(67,321,363)
Carrying value of matured life insurance policies	-	1,256,576	6,460,271	-	7,716,847
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	1,256,576	(60,861,092)	-	(59,604,516)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on (repayments of) senior debt	-	-	49,787,954	-	49,787,954
Payments for issuance of senior debt	-	(1,076,118)	(4,052,201)	-	(5,128,319)
Payments for redemption of Series I Secured Notes	-	(16,613,667)	-	-	(16,613,667)
Proceeds from issuance of L Bonds	87,016,343	-	-	-	87,016,343
Payments for redemption and issuance of L Bonds	(58,949,880)	-	-	-	(58,949,880)
Redemption of common stock	(1,603,526)	-	-	-	(1,603,526)
Proceeds from issuance of redeemable preferred stock	86,692,811	-	-	-	86,692,811
Payments for issuance of redeemable preferred stock	(5,207,025)	-	-	-	(5,207,025)
Payments for redemption of redeemable preferred stock	(1,806,832)	-	-	-	(1,806,832)
Preferred stock dividends	(7,447,022)	-	-	-	(7,447,022)
Issuance of member capital	-	64,191,966	5,475,116	(69,667,082)	-
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	98,694,869	46,502,181	51,210,869	(69,667,082)	126,740,837

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,901,057	33,755,751	(31,805,675)	-	4,851,133

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
BEGINNING OF THE PERIOD	28,481,047	51,478,601	36,353,930	-	116,313,578

END OF THE PERIOD	$31,382,104	$85,234,352	$4,548,255	$-	$121,164,711

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(21) Concentration

We mostly purchase life insurance policies written by life insurance companies having investment-grade ratings by independent rating agencies. As a result, there may be certain concentrations of policies with life insurance companies. The following summarizes the face value of insurance policies with specific life insurance companies exceeding 10% of the total face value held by our portfolio.

Life Insurance Company	September 30, 2018	December 31, 2017
John Hancock	14.25%	15.57%
AXA Equitable	11.18%	11.88%
Lincoln National	10.60%	10.80%

The following summarizes the states, based on insured state of residence of the insurance policies in our portfolio, exceeding 10% of the total face value held by us:

State of Residence	September 30, 2018	December 31, 2017
Florida	19.78%	20.16%
California	18.12%	18.60%

(22) Subsequent Events

Subsequent to September 30, 2018, policy benefits on five policies covering four individuals have been realized. The face value of insurance benefits of these policies was $4,140,000.

Subsequent to September 30, 2018, we have issued approximately $42,452,000 of L Bonds.

The fair value of our life insurance policies is determined as the net present value of the life insurance portfolio's future expected net cash flows (policy benefits received and required premium payments) that incorporates current life expectancy estimates and discount rate assumptions. The life expectancy estimates we use for life insurance policies with face amounts greater than $1 million are based upon the average of two life expectancy reports we receive from independent third-party medical-actuarial underwriting firms. We presently attempt to update our life expectancy estimates continuously on a maximum three cycle.

On October 18, 2018, ITM TwentyFirst, LLC ("TwentyFirst"), one of the primary independent third-party medical actuarial underwriting firms we use for life expectancy reports, released an update to their mortality tables and medical underwriting methodologies. As of September 30, 2018, 568 of our life insurance policies, representing approximately $1.3 billion in face value of policy benefits (approximately 65% of our portfolio by face amount), were valued using life expectancy reports that included a report provided by TwentyFirst.

On November 12, 2018, AVS, LLC ("AVS"), another primary independent third-party medical-actuarial underwriting firm we use for life expectancy reports, also released updated mortality tables and medical underwriting methodologies. As of September 30, 2018, 788 of our life insurance policies, representing approximately $1.7 billion in face value of policy benefits (approximately 89% of our portfolio by face amount), were valued using life expectancy reports that included a report provided by AVS.

Based upon information provided by TwentyFirst, we expect that our life expectancy estimates will lengthen, and assuming the application of our current valuation methodology, we have determined the impact (reduction) to the fair value of our life insurance policy portfolio to be $39,800,000 to $54,900,000 (approximately 5.0% to 7.0% of the investment in life insurance policies, at fair value as of September 30, 2018). TwentyFirst's changes relate to revised estimates of the originally issued life expectancy reports and do not encompass any change in an individual insured's health condition (for better or worse) since the report was originally issued. Changes in individual insureds health conditions over time can significantly impact actual policy valuations.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

To date, we have received limited summarized information from AVS regarding the impacts of this revision to their mortality model, which is based on the actual to expected experience of their senior mortality dataset. The revision suggests a lengthening of their prior life expectancy estimates. We have not received any detailed information from AVS regarding the impacts on our individual policies and we do not expect that such detailed information will be provided. Accordingly, at this time we are unable to estimate the impact to the fair value of the portfolio within a reliable range.

We have experienced significant non-cash, unrealized financial statement impacts over the past several years from the frequent changes in methodologies made by certain independent third-party medical-actuarial underwriting firms. We are also aware of the potential conflict arising out the fact that each successive change to underwriting tables and/or methodologies results in the need for secondary market participants to spend significant sums acquiring new life expectancy reports and estimates from these same firms. We have noted that these changes over the past several years have not resulted in a narrowing of consensus in the life expectancy of any one individual.

Accordingly, we intend to continue evaluating the efficacy of the changes announced by TwentyFirst and AVS, as well as, evaluate alternative means and methods to produce accurate and stable life expectancy estimates for our models. This may include, but not be limited to, using in-house underwriting, using a broader array of independent third-party medical-actuarial underwriting firms, working with established actuarial underwriting firms to aid us in better forecasting our cash-flow models, as well as the use of epigenetic and other emerging technologies. These efforts are designed to mitigate the volatility associated with our ownership of life insurance policies and reduce our historical reliance on a limited number of medical-actuarial underwriting firms to value our portfolio. We expect to complete our evaluation prior to the filing of our Annual Report on Form 10-K with the SEC for the year ending 2018.

See Note 4 Fair Value Definition and Hierarchy, Level 3 Valuation Process for example changes in fair value of our investment in life insurance policies from Changes in Life Expectancy Estimates.

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

Such risks and uncertainties include, but are not limited to:

●	changes in the secondary market for life insurance;

●	changes resulting from the evolution of our business model and strategy with respect to the life insurance industry;

●	the valuation of assets reflected on our financial statements;

●	the reliability of assumptions underlying our actuarial models, including our life expectancy estimates;

●	our reliance on debt financing and continued access to the capital markets;

●	our history of operating losses;

●	risks relating to the validity and enforceability of the life insurance policies we purchase;

●	risks relating to our ability to license and effectively apply epigenetic technology to improve and expand the scope of our business;

●	our reliance on information provided and obtained by third parties, including changes in underwriting tables and underwriting methodology;

●	federal, state and FINRA regulatory matters;

●	competition in the secondary market of life insurance and epigenetic technology;

●	the relative illiquidity of life insurance policies;

●	our ability to satisfy our debt obligations if we were to sell our entire portfolio of life insurance policies;

●	life insurance company credit exposure;

●	cost-of-insurance (premium) increases on our life insurance policies;

●	general economic outlook, including prevailing interest rates;

●	performance of our investments in life insurance policies;

●	Beneficient’s financial performance and ability to execute on its business plan;

●	an inability to obtain accurate and timely financial information from Beneficient;

●	financing requirements;

●	the various risks associated with our attempts to commercialize our epigenetic technology;

●	risks associated with our ability to protect our intellectual property rights;

●	litigation risks;

●	restrictive covenants contained in borrowing agreements; and

●	our ability to make cash distributions in satisfaction of dividend obligations and redemption requests.

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

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012, or JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 for complying with new or revised accounting standards. This means that an “emerging growth company” can make an election to delay the adoption of certain accounting standards until those standards would apply to private companies. We have historically qualified as an emerging growth company and have elected to delay our adoption of new or revised accounting standards and, as a result, we may not have complied with new or revised accounting standards at the same time as other public reporting companies that are not “emerging growth companies.” Effective upon the Initial Transfer of the transactions contemplated by the Master Exchange Agreement (discussed below), we no longer qualify as an emerging growth company as a result of the aggregate amount of non-convertible debt that we have issued during the prior three year period.

Overview

We are a leading provider of liquidity to consumers owning life insurance policies, an owner of a portfolio of alternative assets, and a developer of epigenetic technology for the life insurance industry and beyond. We built our business providing value to consumers owning illiquid life insurance products across America, delivering more than $564 million in value for their policies since 2006. As of September 30, 2018, we own an alternative asset portfolio of $1.96 billion in face value of life insurance policy benefits.

In addition to providing liquidity and owning alternative assets, we continue to innovate in the life insurance industry through our insurance technology initiative which is based upon the use of step-change epigenetic technology. Our wholly owned insurtech subsidiary, Life Epigenetics is focused on creating intellectual property and commercialized testing from supervised machine learning and advanced epigenetic technology. We believe our technology offers the life insurance industry a step-change opportunity for enhanced life insurance underwriting and risk assessment. Our wholly owned insurtech subsidiary, YouSurance is a digital life insurance agency that is working to offer life insurance directly to consumers in conjunction with our epigenetic testing. We believe that consumers who are interested in their health and wellness and in reducing the cost of their insurance will benefit from working with YouSurance.

On August 10, 2018, we completed the Initial Transfer of the Beneficient Transaction, which governs the strategic exchange of assets among the parties thereto. Through the Beneficient Transaction, we have enhanced and extended our activities from our core competencies of providing liquidity to individuals owning illiquid assets and alternative asset ownership. The Beneficient Transaction is expected to increase our ownership of alternative assets by $695 million, of which the parties exchanged assets valued at $453 million in connection with the Initial Transfer. Upon the Final Closing, which is expected at or near year-end 2018, and which is subject to certain closing conditions, the parties will complete the balance of an estimated $242 million asset exchange. Beneficient operates in a sector of the alternative asset market that is complementary to ours by providing a suite of innovative liquidity and trust products to mid-to-high net worth individual investors and small-to-medium institutional owners of professionally managed illiquid alternative investment assets. A summary of the Beneficient Transaction is set forth in our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 14, 2018 and amended in our Current Report on Form 8-K/A filed with the Securities and Exchange Commission on November 9, 2018.

The Beneficient Transaction solidifies our position as a leading alternative liquidity provider and owner of alternative assets. The Beneficient Transaction builds upon core strengths that we have developed over the past decade in the secondary market for life insurance and the independent broker dealer and registered investment advisor marketplace. In addition to the strategic benefits of the transaction, we expect to experience the benefits that are attendant to a significant increase and diversification in our alternative asset portfolio that is intended to provide us with a new source of earnings and cash flow while at the same time significantly increasing our common shareholder equity.

Application of FASB Accounting Standards Codification Topic 845, Nonmonetary Transactions (ASC 845)

Although the Initial Transfer occurred on August 10, 2018, the Commercial Loan, the Exchangeable Note, the common units of Beneficient issued at the Initial Transfer and the Seller Trust L Bonds are not recorded on our condensed consolidated balance sheet at September 30, 2018 or statements of operations for the three and nine months ended September 30, 2018. These amounts were not recorded because, under ASC 845, the commercial substance of the transaction was not fully known and probable and will not be fully known and probable until the satisfaction of certain conditions to the Final Closing and the occurrence thereof.

It is important to note that, as further described below, the rights and obligations of the assets exchanged, as governed by the transaction documents, are unaffected by our current accounting application. This means that we will benefit from the assets that we received in the exchange and we will be required to meet the obligations of the Seller Trust L Bonds that we issued in the exchange. The result is that our financial condition, including our ability to service our debt and meet our obligations as they become due, may be materially different from that which an investor can discern from a review of our condensed consolidated balance sheets and statements of operations in isolation. Likewise, financial ratios and other metrics based on our publicly filed financial statements and publicly disseminated by financial analysts, news outlets and financial websites do not reflect the assets and liabilities exchanged in the Initial Transfer and the economic consequences thereof.

See Note 1 to the condensed consolidated financial statements for a description of the economic features of the assets received in the exchange at the Initial Transfer and the liabilities that we issued in such exchange.

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

The 2015 Valuation Basic Table (“2015 VBT”) finalized by the Society of Actuaries is based on a much larger dataset of insured lives, face amount of policies and more current information compared to the dataset underlying the 2008 Valuation Basic Table. The 2015 VBT dataset includes 266 million policies compared to the 2008 VBT dataset of 75 million. The experience data in the 2015 VBT dataset includes 2.6 million claims on policies from 51 insurance carriers. Life expectancies implied by the 2015 VBT are generally slightly longer for both male and female nonsmokers between the ages of 65 and 80. However, insureds of both genders over the age of 80 have significantly longer life expectancies, approximately 8% to 42% longer, as compared to the 2008 VBT. We adopted the 2015 VBT in our valuation process in 2016.

For life insurance policies with face amounts greater than $1 million and that are not pledged under any senior credit facility (approximately 21.5% of our portfolio by face amount of policy benefits) we attempt to update the life expectancy estimates on a continuous rotating three year cycle. For life insurance policies that are pledged under the LNV amended and restated senior credit facility (approximately 68.7% of our portfolio by face amount of policy benefits) we are presently required to update the life expectancy estimates every two years beginning from the date of the amended facility. For the remaining small face insurance policies (i.e., a policy with $1 million in face value benefits or less) we may employ a range of methods and timeframes to update life expectancy estimates. When deemed appropriate, we may also update life expectancy estimates from time to time in response to the release by independent third party medical-actuarial underwriting firms of updated mortality tables and medical underwriting methodologies (see Note 22).

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

Our prior experience in updating life expectancy estimates has generally, but not always, resulted in longer life expectancies than we had projected. Life expectancy updates resulted in gain to the fair value of our portfolio in the amount of $0.1 million for the three month ended September 30, 2018, and reductions to the fair value of our portfolio in the amounts of $5.4 million for the three months ended September 30, 2017, and reductions of $4.9 million and $14.0 million for the nine months ended September 30, 2018 and 2017, respectively. As our life insurance portfolio continues to grow, we may experience additional and material adjustments to the fair value of our portfolio due to updating life expectancy estimates and/or changes to life expectancy tables and methodologies by our third party life expectancy providers (see Note 22).

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

The table below provides the discount rate used to estimate the fair value of our portfolio of life insurance policies for the period ending:

September 30, 2018	December 31, 2017
10.45%	10.45%

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

We engaged Model Actuarial Pricing System, LP. (“MAPS”), owner of the actuarial portfolio pricing software we use, to prepare a calculation of our life insurance portfolio. MAPS processed policy data, future premium data, life expectancy estimate data, and other actuarial information to calculate a net present value for our portfolio using the specified discount rate of 10.45%. MAPS independently calculated the net present value of our portfolio of 1,087 policies to be $791.5 million and furnished us with a letter documenting its calculation. A copy of such letter is filed as Exhibit 99.1 to this report.

Deferred Income Taxes

Under Accounting Standards Codification 740, Income Taxes (“ASC 740”), deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established for deferred tax assets that are not considered “more likely than not” to be realized. Realization of deferred tax assets depends upon having sufficient past or future taxable income in periods to which the deductible temporary differences are expected to be recovered or within any applicable carryback or carryforward periods or sufficient tax planning strategies. After assessing the realization of the net deferred tax assets, we believe that there is substantial uncertainty that our net deferred tax asset will be realized during the applicable carryforward period. As such, a valuation allowance has been established against the total net deferred tax asset as of September 30, 2018 and December 31, 2017, respectively.

Principal Revenue and Expense Items

We earn revenues from the following primary sources.

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

Interest Expense. We recognize, and record interest expenses associated with the costs of financing our life insurance portfolio for the current period. These expenses include interest paid to our senior lenders under our senior credit facility with LNV Corporation, as well as interest paid on our L Bonds and other outstanding indebtedness. When we issue debt, we amortize the financing costs (commissions and other fees) associated with such indebtedness over the outstanding term of the financing and classify it as interest expense.

Results of Operations — Three and Nine Months Ended September 30, 2018 Compared to the Same Periods in 2017

The following is our analysis of the results of operations for the periods indicated below. This analysis should be read in conjunction with our condensed consolidated financial statements and related notes.

Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue realized from maturities of life insurance policies	$5,646,000	$7,414,000	$36,542,000	$31,940,000
Revenue recognized from change in fair value of life insurance policies	24,840,000	20,182,000	56,058,000	49,301,000
Premiums and other annual fees	(14,765,000)	(13,175,000)	(39,670,000)	(36,124,000)
Gain on life insurance policies, net	15,721,000	14,421,000	52,930,000	45,117,000
Interest and other income	932,000	276,000	2,579,000	1,336,000
Total revenue	$16,653,000	$14,697,000	$55,509,000	$46,453,000

Attribution of gain on life insurance policies, net:
Change in estimated probabilistic cash flows, net of premium and other annual fees paid	$4,304,000	$(606,000)	$15,813,000	$3,909,000
Net revenue recognized at matured policy event	2,323,000	5,193,000	20,217,000	17,189,000
Unrealized gain on acquisitions	9,021,000	7,217,000	21,790,000	25,863,000
Change in discount rates	-	7,987,000	-	12,130,000
Change in life expectancy evaluation	73,000	(5,370,000)	(4,890,000)	(13,974,000)
Gain on life insurance policies, net	$15,721,000	$14,421,000	$52,930,000	$45,117,000

Number of policies acquired	89	65	233	187
Face value of purchases	$120,430,000	$106,871,000	$333,078,000	$300,366,000
Purchases (initial cost basis)	$42,892,000	$25,199,000	$98,442,000	$67,321,000
Unrealized gain on acquisition (% of face value)	7.5%	6.8%	6.5%	8.6%

Number of policies matured	12	8	44	27
Face value of matured policies	$7,973,000	$9,747,000	$50,100,000	$39,657,000
Net revenue recognized at maturity event (% of face value matured)	29.1%	53.3%	40.4%	43.3%

Revenue from changes in estimated probabilistic cash flows, net of premiums paid was $4.3 million and ($0.6) million for the three months ended and $15.8 million and $3.9 million for the nine months ended September 30, 2018 and 2017, respectively. Revenue increases of $2.0 million and $9.1 million for the three and nine months ended September 30, 2018 over the comparable prior year periods resulted from premium optimization actions coordinated with our external servicer, leveraging certain guarantee features and shadow accounts on certain life insurance policies in our portfolio, and growth of face value in our portfolio. The gains resulting from the foregoing factors were partially offset by cost of insurance (“COI”) increases recognized of $0 million and $5.5 million for the three and nine months ended September 30, 2018 compared to $0 for the three and nine months ended September 30, 2017.

The face value of policies purchased were $120.4 million and $106.9 million for the three months ended and $333.1 million and $300.4 million for the nine months ended September 30, 2018 and 2017, respectively, reflecting increases of face value purchased of $13.5 million and $32.7 million for the three and nine months ended September 30, 2018 over the comparable prior year periods. The resulting unrealized gain on acquisition was $9.0 million and $7.2 million for the three months ended and $21.8 million and $25.9 million for the nine months ended September 30, 2018 and 2017, respectively, reflecting an increase of $1.8 million and a decrease of $4.1 million for the three and nine months ended September 30, 2018 over the comparable prior year periods. Decreased unrealized gain on acquisition in the current periods is the result of increased purchase competition driving down yields in the secondary market for life insurance which we expect to continue for the foreseeable future.

The face value of matured policies was $8.0 million and $9.7 million for the three months ended and $50.1 million and $39.7 million for the nine months ended September 30, 2018 and 2017, respectively, reflecting a decrease of face value of matured policies of $1.7 million and an increase of $10.4 million for the three and nine months ended September 30, 2018 over the comparable prior year periods, respectively. The resulting revenue recognized at matured policy event was $2.3 million and $5.2 million for the three months ended and $20.2 million and $17.2 million for the nine months ended September 30, 2018 and 2017, respectively. Revenue changes from maturity events of ($2.9) million and $3.0 million for the three and nine months ended September 30, 2018 over the comparable prior year periods primarily resulted from the changes of face value of policies matured during those same periods.

Revenue recognized from changes in discount rate were $0 and $8.0 million for the three months ended September 30, 2018 and 2017, respectively, and $0 and $12.1 million for the nine months ended September 30, 2018 and 2017, respectively. The discount rate of 10.45% as of September 30, 2018 remained unchanged from both the prior quarter and year end dates. The discount rate of 10.54% as of September 30, 2017 reflected a decrease from the 10.81% rate used at June 30, 2017 and 10.96% used at December 31, 2016.

Net revenue charges from change in life expectancy evaluation of $0.1 million and ($5.4) million for the three months ended and ($4.9) million and ($14.0) million for the nine months ended September 30, 2018 and 2017, respectively. The resulting net revenue increases of $5.5 million and $9.1 million for the three and nine months ended September 30, 2018 over the comparable prior year periods primarily resulted from a lower number of life insurance policy updates received during the three and nine months ended September 30, 2018 over the comparable prior year periods. The decreased number of life expectancy updates is primarily the result of our cycle update timing and concentrated efforts of our external servicer in the prior year to resolve a backlog of third party evaluations.

Interest and other income is comprised of bank interest and other miscellaneous items. Increased revenue of $0.7 million and $1.2 million for the three and nine months ended September 30, 2018, respectively, were primarily driven by interest income from higher bank account balances and the implementation of a sweep process to move balances to higher interest earning bank accounts.

Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Increase/ (Decrease)	2018	2017	Increase/ (Decrease)
Interest expense (including amortization of deferred financing costs) (1)	$17,515,000	$13,275,000	$4,240,000	$50,726,000	$38,766,000	$11,960,000
Employee compensation and benefits (2)	5,549,000	3,792,000	1,757,000	12,527,000	10,696,000	1,831,000
Legal and professional expenses (3)	1,422,000	1,657,000	(235,000)	3,751,000	3,934,000	(183,000)
Other expenses (4)	2,689,000	2,800,000	(111,000)	8,263,000	9,341,000	(1,078,000)
Total expenses	$27,175,000	$21,524,000	$5,651,000	$75,267,000	$62,737,000	$12,530,000

(1)	The average debt outstanding increased from approximately $595.6 million during the three months ended September 30, 2017 to approximately $745.5 million during the same period of 2018, and from approximately $573.9 million during the nine months ended September 30, 2017 to approximately $719.8 million during the same period of 2018. The average interest rate of the senior credit facility with LNV Corporation increased from 7.49% to 10.27% for the three months ended September 30, 2017 and 2018, respectively, and from 7.50% to 10.02% for the nine months ended September 30, 2017 and 2018, respectively.
(2)	Increase is incentive cost resulting from certain stock-based compensation items in the third quarter of 2018.
(3)	Decrease is the result of lower legal fees resulting from our exit of the merchant cash advance business.
(4)	Increased contract labor costs, servicing and facility fees were offset by a reduction in charitable contributions and marketing costs, and lower provision for merchant cash advances. See Note 16 for the detailed breakdown of other expenses.

Insurtech Initiatives

During the three and nine month periods ending September 30, 2018 we incurred $1.3 million and $2.9 million of expenses, respectively, in furtherance of our insurtech initiatives which we believe are potentially transformational. These expenses are primarily related to the development of intellectual property surrounding advanced epigenetic testing technology and we expect these costs will increase over the foreseeable future.

Deferred Income Taxes

Under ASC 740, Income Taxes (“ASC 740”), deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established for deferred tax assets that are not considered “more likely than not” to be realized. Realization of deferred tax assets depends upon having sufficient past or future taxable income in periods to which the deductible temporary differences are expected to be recovered or within any applicable carryback or carryforward periods. After assessing the realization of the net deferred tax assets, we believe that there is substantial uncertainty that our net deferred tax asset will be realized during the applicable carryforward period. As such, a valuation allowance has been established against the total net deferred tax asset as of September 30, 2018 and December 31, 2017.

Income Tax Expense

We realized income tax benefit of $0 and $2.8 million for the three months ended September 30, 2018 and 2017, respectively, and $0 and $6.5 million for the nine months ended September 30, 2018 and 2017, respectively. The effective rate for the three months ended September 30, 2018 and 2017 were 0% and 40.5%, respectively, and 0% and 39.8% for the nine months ended September 30, 2018 and 2017, respectively, compared to expected statutory rates of 21.0% and 34.0%, respectively.

The following table provides a reconciliation of our income tax expense at the statutory federal tax rate to our actual income tax expense:

	Three Months Ended				Nine Months Ended
	September 30, 2018		September 30, 2017		September 30, 2018		September 30, 2017
Statutory federal income tax (benefit)	$(2,234,000)	21.0%	$(2,321,000)	34.0%	$(4,173,000)	21.0%	$(5,536,000)	34.0%
State income taxes (benefit), net of federal benefit	(866,000)	8.1%	(440,000)	6.5%	(1,558,000)	7.8%	(1,049,000)	6.4%
Valuation allowance	3,215,000	(30.2)%	-	-	5,783,000	(29.1)%	-	-
Other permanent differences	(115,000)	1.1%	(3,000)	(0.0)%	(52,000)	0.3%	103,000	(0.6)%
Total income tax expense (benefit)	$-	0.0%	$(2,764,000)	40.5%	$-	0.0%	$(6,482,000)	39.8%

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

Liquidity and Capital Resources

We finance our businesses through a combination of life insurance policy benefit receipts, equity offerings, debt offerings and our senior credit facility. We have used our debt offerings and our senior credit facility for policy acquisition, policy premiums and servicing costs, working capital and financing expenditures including paying principal, interest and dividends.

As of September 30, 2018 and December 31, 2017, we had approximately $131.4 million and $159.4 million, respectively, in combined available cash, cash equivalents, restricted cash and policy benefits receivable for the purpose of financing our business.

Additional future borrowing base capacity for premiums and servicing costs, created as the premiums and servicing costs of pledged life insurance policies become due and by additional policy pledges to the facility, if any, exists under the amended and restated senior credit facility with LNV Corporation.

On August 10, 2018 we sold $50 million of Series B in connection with the Initial Transfer of the Beneficient Transaction. Approximately half of the proceeds from this sale were distributed to common shareholders pursuant to a special dividend paid on September 5, 2018 to shareholders of record on August 27, 2018. The remaining amount is expected to be utilized primarily for our insurtech initiatives, although these amounts are available for general corporate purposes. We do not expect to issue any additional Series B.

Financings Summary

We had the following outstanding debt balances as of September 30, 2018 and December 31, 2017(1):

	As of September 30, 2018		As of December 31, 2017
Issuer/Borrower	Principal Amount Outstanding	Weighted Average Interest Rate	Principal Amount Outstanding	Weighted Average Interest Rate
GWG Holdings, Inc. – L Bonds (see Note 8)	$586,063,000	7.12%	$461,427,000	7.29%
GWG DLP Funding IV, LLC – LNV senior credit facility (see Note 6)	171,964,000	10.30%	222,525,000	9.31%
Total	$758,027,000	7.84%	$683,952,000	7.95%

(1)	Excluding the Seller Trust L Bonds (see Note 1).

The table below reconciles the face amount of our outstanding debt to the carrying value shown on our balance sheets(1):

	As of September 30, 2018	As of December 31, 2017
Senior credit facility with LNV Corporation
Face amount outstanding	$171,964,000	$222,525,000
Unamortized selling costs	(9,495,000)	(10,287,000)
Carrying amount	$162,469,000	$212,238,000

L Bonds:
Face amount outstanding	$586,063,000	$461,427,000
Subscriptions in process	4,718,000	1,560,000
Unamortized selling costs	(20,581,000)	(15,593,000)
Carrying amount	$570,200,000	$447,394,000

(1)	Excluding the Seller Trust L Bonds (see Note 1).

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

In January 2015, we began publicly offering up to $1.0 billion of L Bonds as a follow-on to our earlier $250.0 million public debt offering. In January 2018, we began publicly offering up to $1.0 billion L Bonds as a follow-on to our earlier L Bond offering. Through September 30, 2018, the total amount of these L Bonds sold, including renewals, was $1.1 billion. As of September 30, 2018 and December 31, 2017, respectively, we had approximately $586.1 million and $461.4 million in principal amount of L Bonds outstanding.

In October 2015, we began publicly offering up to 100,000 shares of our RPS at a per-share price of $1,000. As of December 31, 2017, we had issued approximately $99.1 million stated value of RPS and terminated that offering.

In February 2017, we began publicly offering up to 150,000 shares of our RPS 2 at a per-share price of $1,000. As of September 30, 2018, we have issued approximately $150 million stated value of RPS 2 and terminated that offering.

On August 10, 2018, GWG Holdings, GWG Life and the Trustee, entered into the Supplemental Indenture to the Amended and Restated Indenture. GWG Holdings entered into the Supplemental Indenture to add and modify certain provisions of the Amended and Restated Indenture necessary to provide for the issuance of the Seller Trust L Bonds. Also on August 10, 2018, we issued Seller Trust L Bonds in the amount of $403,234,866 to the Seller Trusts in connection with the Initial Transfer. The maturity date of the Seller Trust L Bonds is August 9, 2023. The Seller Trust L Bonds bear interest at 7.5% per annum. Interest is payable monthly in cash (see Note 1).

In August 2018, we offered and sold 5,000,000 shares of our Series B in reliance upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933. The Series B shares were issued, at a $10 per share value, for cash consideration of $50 million.

The weighted-average interest rate of our outstanding L Bonds (excluding the Seller Trust L Bonds) as of September 30, 2018 and December 31, 2017 was 7.12% and 7.29%, respectively, and the weighted-average maturity at those dates was 2.67 and 2.38 years, respectively. Our L Bonds have renewal features. Since we first issued our L Bonds, we have experienced $473.7 million in maturities, of which $280.0 million has renewed through September 30, 2018 for an additional term. This has provided us with an aggregate renewal rate of approximately 59.1% for investments in these securities.

Future contractual maturities of L Bonds at September 30, 2018 are(1):

Years Ending December 31,	L Bonds
Three months ending December 31, 2018	$26,778,000
2019	150,056,000
2020	137,067,000
2021	87,360,000
2022	39,713,000
2023	53,616,000
Thereafter	91,473,000
$586,063,000

(1) Excluding the Seller Trust L Bonds (see Note 1).

The L Bonds and the Seller Trust L Bonds are secured by all of our assets and are subordinate to our amended and restated senior credit facility with LNV Corporation.

On September 27, 2017, we entered into a $300 million amended and restated senior credit facility with LNV Corporation in which DLP IV is the borrower. We intend to use the proceeds from this facility to grow and maintain our portfolio of life insurance policies, for liquidity and for general corporate purposes. As of September 30, 2018 we had approximately $172.0 million outstanding under the senior credit facility with LNV Corporation.

We expect to meet our ongoing operational capital needs for policy acquisition, policy premiums and servicing costs, working capital and financing expenditures including paying principal, interest and dividends through a combination of the receipt of policy benefits from our portfolio of life insurance policies, net proceeds from our L Bond offering, and funding available from our amended and restated senior credit facility with LNV Corporation. We estimate that our liquidity and capital resources are sufficient for our current and projected financial needs for at least the next twelve months given current assumptions. However, if we are unable to continue our L Bonds offering for any reason, and we are unable to obtain capital from other sources, our business will be materially and adversely affected. In addition, our business will be materially and adversely affected if we do not receive the policy benefits we forecast and if holders of our L Bonds fail to renew with the frequency we have historically experienced. In such a case, we could be forced to sell our investments in life insurance policies to service or satisfy our debt-related and other obligations. A sale under such circumstances may result in significant impairment of the recognized value of our portfolio.

Capital expenditures have historically not been material and we do not anticipate making material capital expenditures in 2018 or beyond.

Portfolio Assets and Secured Indebtedness

At September 30, 2018, the fair value of our investments in life insurance policies of $791.5 million plus our cash balance of $117.9 million, restricted cash balance of $3.1 million, policy benefits receivable of $10.5 million, totaled $923.0 million, representing an excess of portfolio assets over secured indebtedness of $165.0 million. At December 31, 2017, the fair value of our investments in life insurance policies of $650.5 million plus our cash balance of $114.4 million, our restricted cash balance of $28.3 million, matured policy benefits receivable of $16.7 million, totaled $809.9 million, representing an excess of portfolio assets over secured indebtedness of $126.0 million.

The following forward-looking table, which excludes assets and liabilities exchanged upon the Initial Transfer, seeks to illustrate the impact that a hypothetical sale of our portfolio of life insurance  assets (at various discount rates) would have on our ability to satisfy our debt obligations as of September 30, 2018. In all cases, the sale of the life insurance assets owned by DLP IV will be used first to satisfy all amounts owing under our amended and restated senior credit facility with LNV Corporation. The net sale proceeds remaining after satisfying all obligations under our amended and restated senior credit facility with LNV Corporation would be applied to the L Bonds.

Portfolio Discount Rate	10%	12%	14%	16%	17%
Value of portfolio	$808,019,000	$738,893,000	$679,850,000	$628,979,000	$606,131,000
Cash, cash equivalents and policy benefits receivable	131,416,000	131,416,000	131,416,000	131,416,000	131,416,000
Total assets	939,435,000	870,309,000	811,266,000	760,395,000	737,547,000
Senior credit facility	171,964,000	171,964,000	171,964,000	171,964,000	171,964,000
Net after senior credit facility	767,471,000	698,345,000	639,302,000	588,341,000	565,583,000
L Bonds	586,063,000	586,063,000	586,063,000	586,063,000	586,063,000
Net remaining	$181,408,000	$112,282,000	$53,239,000	$2,368,000	$(20,480,000)
Impairment to L Bonds	No impairment	No impairment	No impairment	No Impairment	Impairment

The table illustrates that our ability to fully satisfy amounts owing under the L Bonds would likely be impaired upon the sale or realization of all our life insurance assets at a price equivalent to a discount rate of approximately 16.10% or higher. At December 31, 2017, the likely impairment occurred at a discount rate of approximately 15.04% or higher. The discount rate used to calculate the fair value of our portfolio was 10.45% as of both September 30, 2018 and December 31, 2017.

The table does not include any allowance for transactional fees and expenses associated with a portfolio sale (which expenses and fees could be substantial) and is provided to demonstrate how various discount rates used to value our portfolio could affect our ability to satisfy amounts owing under our debt obligations in light of our senior secured lender’s right to priority payments under our amended and restated senior credit facility with LNV Corporation. This table also does not include the yield maintenance fee, which could be substantial, we are required to pay in certain circumstances under our amended and restated senior credit facility with LNV Corporation. You should read the above table in conjunction with the information contained in other sections of this report, including Critical Accounting Policies — Fair Value Components — Discount Rate.

Amendment of Credit Facility

Effective September 27, 2017, DLP IV entered into an amended and restated senior credit facility with LNV Corporation. The amended and restated senior credit facility makes available a total of up to $300,000,000 in credit to DLP IV with a maturity date of September 27, 2029. Additional advances are available under the amended and restated senior credit facility at the LIBOR rate described below. Advances are available as the result of additional borrowing base capacity, created as the premiums and servicing costs of pledged life insurance policies become due and by additional policy pledges to the amended and restated senior credit facility, if any. Interest will accrue on amounts borrowed under the amended and restated senior credit facility at an annual interest rate, determined as of each date of borrowing or quarterly if there is no borrowing, equal to (A) the greater of 12-month LIBOR or the federal funds rate (as defined in the agreement) plus one-half of one percent per annum, plus (B) 7.50% per annum. The effective rate at September 30, 2018 was 10.30%. Interest payments are made on a quarterly basis.

Under the amended and restated senior credit facility, DLP IV has granted the administrative agent, for the benefit of the lenders under the facility, a security interest in all of DLP IV’s assets. As with prior collateral arrangements relating to the senior secured debt of GWG Holdings and its subsidiaries (on a consolidated basis), GWG Holdings’ equity ownership in DLP IV continues to serve as collateral for the obligations of GWG Holdings under the L Bonds (although the life insurance assets owned by DLP IV will not themselves serve directly as collateral for those obligations).

Cash Flows

The payment of premiums and servicing costs to maintain life insurance policies represents our most significant requirement for cash disbursement. When a policy is purchased, we are able to calculate the minimum premium payments required to maintain the policy in-force. Over time as the insured ages, premium payments will increase. Nevertheless, the probability we will actually be required to pay the premiums decreases as mortality becomes more likely. These scheduled premiums and associated probabilities are factored into our expected internal rate of return and cash-flow modeling. Beyond premiums, we incur policy servicing costs, including annual trustee, policy administration and tracking costs. Additionally, we incur significant financing costs, including principal, interest and dividends. Both policy servicing costs and financing costs are excluded from our internal rate of return calculations. We finance our businesses through a combination of life insurance policy benefit receipts, equity offerings, debt offerings, and our amended and restated senior credit facility with LNV Corporation.

The amount of payments for anticipated premiums, including the requirement by our senior credit facility with LNV Corporation to maintain a two month cost-of-insurance threshold within each policy cash value account, and servicing costs that we will be required to make over the next five years to maintain our current portfolio, assuming no mortalities, is set forth in the table below.

Years Ending December 31,	Premiums	Servicing	Premiums and Servicing Fees
Three months ending December 31, 2018	$14,034,000	$345,000	$14,379,000
2019	64,852,000	1,381,000	66,233,000
2020	76,664,000	1,381,000	78,045,000
2021	88,681,000	1,381,000	90,062,000
2022	101,411,000	1,381,000	102,792,000
2023	113,676,000	1,381,000	115,057,000
	$459,318,000	$7,250,000	$466,568,000

Our anticipated premium expenses are subject to the risk of increased cost-of-insurance charges (i.e., “COI” or premium charges) for the life insurance policies we own. On May 9, 2018 we learned that John Hancock Life Insurance Company (“John Hancock”) had begun notifying policy owners of COI increases on Performance UL policies issued between 2003 and 2010. We identified and received notice on 20 such policies in our portfolio, representing $59.6 million in total face value, and have completed our analysis and incorporation of increased cost of insurance charges into our portfolio as of September 30, 2018 reducing the fair value by approximately $2.9 million. In addition, we received notice and recognized COI increases on four policies issued by the Transamerica Life Insurance Company (“Transamerica”) as of September 30, 2018 with a total face value of $9.2 million and a reduction in fair value of $1.4 million.

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

Quarter End Date	Portfolio Face Amount ($)	12-Month Trailing Benefits Realized ($)	12-Month Trailing Premiums Paid ($)	12-Month Trailing Benefits/Premium Coverage Ratio
March 31, 2015	754,942,000	46,675,000	23,786,000	196.2%
June 30, 2015	806,274,000	47,125,000	24,348,000	193.5%
September 30, 2015	878,882,000	44,482,000	25,313,000	175.7%
December 31, 2015	944,844,000	31,232,000	26,650,000	117.2%
March 31, 2016	1,027,821,000	21,845,000	28,771,000	75.9%
June 30, 2016	1,154,798,000	30,924,000	31,891,000	97.0%
September 30, 2016	1,272,078,000	35,867,000	37,055,000	96.8%
December 31, 2016	1,361,675,000	48,452,000	40,239,000	120.4%
March 31, 2017	1,447,558,000	48,189,000	42,753,000	112.7%
June 30, 2017	1,525,363,000	49,295,000	45,414,000	108.5%
September 30, 2017	1,622,627,000	53,742,000	46,559,000	115.4%
December 31, 2017	1,676,148,000	64,719,000	52,263,000	123.8%
March 31, 2018	1,758,066,000	60,248,000	53,169,000	113.3%
June 30, 2018	1,849,079,000	76,936,000	53,886,000	142.8%
September 30, 2018	1,961,598,000	75,161,000	55,365,000	135.8%

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

Off-Balance Sheet Arrangements

We are party to an office lease with U.S. Bank National Association as the landlord. On September 1, 2015, we entered into an amendment that expanded the leased space to 17,687 square feet and extended the term through October 2025 (see Note 18).

Credit Risk

We review the credit risk associated with our portfolio of life insurance policies when estimating its fair value. In evaluating the policies’ credit risk, we consider insurance company solvency, credit risk indicators, economic conditions, ongoing credit evaluations, and company positions. We attempt to manage our credit risk related to life insurance policies typically by purchasing policies issued only from companies with an investment-grade credit rating by either Standard & Poor’s, Moody’s, or A.M. Best Company. As of September 30, 2018, 95.7% of our life insurance policies, by face value benefits, were issued by companies that maintained an investment-grade rating (BBB or better) by Standard & Poor’s.

The assets and liabilities exchanged in the Initial Transfer of the Beneficient Transaction are excluded from this analysis.

Interest Rate Risk

Our amended and restated senior credit facility with LNV Corporation is floating-rate financing. In addition, our ability to offer interest and dividend rates that attract capital (including in our continuous offering of L Bonds) is generally impacted by prevailing interest rates. Furthermore, while our L Bond offering provides us with fixed-rate debt financing, our Debt Coverage Ratio is calculated in relation to the interest rate on all of our debt financing. Therefore, fluctuations in interest rates impact our business by increasing our borrowing costs and reducing availability under our debt financing arrangements. We calculate our life insurance portfolio earnings based upon the spread generated between the return on our life insurance portfolio and the total cost of our financing. As a result, increases in interest rates will reduce the earnings we expect to achieve from our investments in life insurance policies.

The assets and liabilities exchanged in the Initial Transfer of the Beneficient Transaction are excluded from this analysis.

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

In addition, the Indenture governing our L Bonds requires us to maintain a “Debt Coverage Ratio” designed to provide reasonable assurance that the buy and hold value of our life insurance portfolio plus the value of all our other assets exceed our total outstanding indebtedness. This ratio is calculated using non-GAAP measures as described below, again without regard to GAAP-based fair value measures.

Non-GAAP Investment Cost Basis of Life Insurance Portfolio	As of September 30, 2018	As of December 31, 2017
GAAP fair value	$791,469,000	$650,527,000
Unrealized fair value gain (1)	(387,445,000)	(331,386,000)
Adjusted cost basis increase (2)	393,078,000	325,100,000
Non-GAAP investment cost basis (3)	$797,102,000	$644,241,000

(1)	This represents the reversal of cumulative unrealized GAAP fair value gain of life insurance policies.
(2)	Adjusted cost basis is increased to interest, premiums and servicing fees that are expensed under GAAP.
(3)	This is the non-GAAP investment cost basis in life insurance policies from which our expected internal rate of return is calculated.

Excess Spread of Life Insurance Portfolio. Management uses the “total excess spread” to gauge expected profitability of our investment in our life insurance portfolio. The Expected IRR of our portfolio is based upon future cash flow forecasts derived from a probabilistic analysis of our policy benefits received and policy premiums paid in relation to our non-GAAP investment cost basis.

	As of September 30, 2018	As of December 31, 2017
Expected IRR (1)	10.12%	10.48%
Total weighted-average interest rate on indebtedness for borrowed money, excluding the Seller Trust L Bonds (see Note 1) (2)	7.84%	7.95%
Total excess spread (3)	2.28%	2.53%

(1)	Excludes IRR realized on matured life insurance policies — which are substantial.
(2)	Represents the weighted-average interest rate paid on all interest-bearing indebtedness as of the measurement date, determined as follows:

Indebtedness (Excluding the Seller Trust L Bonds)	As of September 30, 2018	As of December 31, 2017
Senior credit facility with LNV Corporation	$171,964,000	$222,525,000
L Bonds	586,063,000	461,427,000
Total	$758,027,000	$683,952,000

Interest Rates on Indebtedness
Senior credit facility with LNV Corporation	10.30%	9.31%
L Bonds	7.12%	7.29%
Weighted-average interest rates paid on indebtedness	7.84%	7.95%

(3)	Calculated as the Expected IRR minus the weighted-average interest rate on interest-bearing indebtedness(2).

Adjusted Non-GAAP Net Income. We calculate our adjusted non-GAAP net income by recognizing the actuarial gain accruing within our life insurance portfolio at the Expected IRR against our adjusted cost basis without regard to fair value. We net this actuarial gain against its adjusted costs during the same period to calculate our net income on an adjusted non-GAAP basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
GAAP net income (loss) attributable to common shareholders	$(14,836,000)	$(7,611,000)	$(32,114,000)	$(17,249,000)
Unrealized fair value gain (1)	(24,840,000)	(20,182,000)	(56,058,000)	(49,301,000)
Adjusted cost basis increase (2)	29,704,000	24,207,000	83,154,000	68,667,000
Accrual of unrealized actuarial gain (3)	9,325,000	9,032,000	20,898,000	21,448,000
Total adjusted non-GAAP net income (loss)	$(647,000)	$5,446,000	$15,880,000	$23,565,000

(1)	Reversal of unrealized GAAP fair value gain on life insurance policies for current period.
(2)	Adjusted cost basis is increased to include interest, premiums and servicing fees that are expensed under GAAP.
(3)	Accrual of actuarial gain at Expected IRR.

Adjusted Non-GAAP Tangible Net Worth. We calculate our adjusted non-GAAP tangible net worth by recognizing the actuarial gain accruing within our life insurance policies at the Expected IRR of the policies we own without regard to fair value. We net this actuarial gain against our costs during the same period to calculate our adjusted tangible net worth on a non-GAAP basis.

	As of September 30, 2018	As of December 31, 2017
GAAP net worth (1)	$181,157,000	$133,672,000
Less intangible assets (2)	(35,345,000)	(30,354,000)
GAAP tangible net worth	145,812,000	103,318,000
Unrealized fair value gain (3)	(387,445,000)	(331,386,000)
Adjusted cost basis increase (4)	393,078,000	325,100,000
Accrual of unrealized actuarial gain (5)	179,140,000	158,241,000
Total adjusted non-GAAP tangible net worth	$330,585,000	$255,273,000

(1)	Excludes assets exchanged pursuant to the Initial Transfer of the Beneficient Transaction (see Note 1).
(2)	Unamortized portion of deferred financing costs and pre-paid insurance.

(3)	Reversal of cumulative unrealized GAAP fair value gain or loss of life insurance policies.

(4)	Adjusted cost basis is increased to include interest, premiums and servicing fees that are expensed under GAAP.

(5)	Accrual of cumulative actuarial gain at Expected IRR.

Debt Coverage Ratio. Our L Bonds borrowing covenants require us to maintain a Debt Coverage Ratio of less than 90%. The Debt Coverage Ratio is calculated by dividing the sum of our total interest-bearing indebtedness by the sum of our cash, cash equivalents, and policy benefits receivable by the net present value of the life insurance portfolio, and, without duplication, the value of all of our other assets as reflected on our most recently available balance sheet prepared in accordance with GAAP. The table below excludes the assets exchanged pursuant to the Initial Transfer of the Beneficient Transaction (see Note 1).

	As of September 30, 2018	As of December 31, 2017
Life insurance portfolio policy benefits	$1,961,598,000	$1,676,148,000
Discount rate of future cash flows (1)	7.84%	7.95%
Net present value of life insurance portfolio policy benefits	$896,903,000	$737,625,000
Cash and cash equivalents	120,943,000	142,771,000
Life insurance policy benefits receivable	10,473,000	16,659,000
Other assets (2)	13,022,000	-
Total Coverage	$1,041,341,000	$897,055,000

Senior credit facility with LNV Corporation	$171,964,000	$222,525,000
L Bonds	586,063,000	461,427,000
Total Indebtedness	$758,027,000	$683,952,000

Debt Coverage Ratio	72.79%	76.24%

(1)	Weighted-average interest rate paid on indebtedness.
(2)	The Total Coverage amount as of September 30, 2018 includes “other assets” of GWG Holdings as reflected on its most recently available balance sheet prepared in accordance with GAAP.

As of September 30, 2018 and December 31, 2017, we were in compliance with the Debt Coverage Ratio.

Life Insurance Portfolio Information

Our portfolio of life insurance policies, owned by our subsidiaries as of September 30, 2018, is summarized below:

Life Insurance Portfolio Summary

Total portfolio face value of policy benefits	$1,961,598,000
Average face value per policy	$1,805,000
Average face value per insured life	$2,018,000
Average age of insured (years)*	82.1
Average life expectancy estimate (years)*	6.7
Total number of policies	1,087
Number of unique lives	972
Demographics	76% Male; 24% Female
Number of smokers	43
Largest policy as % of total portfolio face value	0.68%
Average policy as % of total portfolio	0.09%
Average annual premium as % of face value	2.90%

*	Averages presented in the table are weighted averages.

Our portfolio of life insurance policies, owned by our wholly owned subsidiaries as of September 30, 2018, organized by the insured’s current age and the associated number of policies and policy benefits, is summarized below:

Distribution of Policies and Policy Benefits by Current Age of Insured

				Percentage of Total
Min Age	Max Age	Number of Policies	Policy Benefits	Number of Policies	Policy Benefits	Wtd. Avg. LE (yrs.)
95	100	14	$19,954,000	1.3%	1.0%	1.2
90	94	129	254,332,000	11.9%	13.0%	2.8
85	89	215	458,646,000	19.8%	23.4%	4.6
80	84	239	468,474,000	22.0%	23.9%	6.2
75	79	212	383,160,000	19.5%	19.5%	8.9
70	74	195	289,030,000	17.9%	14.7%	10.5
60	69	83	88,002,000	7.6%	4.5%	9.7
Total		1,087	$1,961,598,000	100.0%	100.0%	6.7

Our portfolio of life insurance policies, owned by our subsidiaries as of September 30, 2018, organized by the insured’s estimated life expectancy and associated policy benefits, is summarized below:

Distribution of Policies by Current Life Expectancies (LE) of Insured

				Percentage of Total
Min LE (Months)	Max LE (Months)	Number of Policies	Policy Benefits	Number of Policies	Policy Benefits
1	47	307	$521,969,000	28.3%	26.6%
48	71	213	407,180,000	19.6%	20.8%
72	95	220	393,943,000	20.2%	20.1%
96	119	162	300,075,000	14.9%	15.3%
120	143	108	155,617,000	9.9%	7.9%
144	179	64	139,598,000	5.9%	7.1%
180	228	13	43,216,000	1.2%	2.2%
Total		1,087	$1,961,598,000	100.0%	$100.0%

We track concentrations of pre-existing medical conditions among insured individuals within our portfolio based on information contained in life expectancy reports including the underwriter’s designation of primary impairment. We track these medical conditions within the following ten primary categories: (1) cancer, (2) cardiovascular, (3) cerebrovascular, (4) dementia, (5) diabetes, (6) multiple conditions, (7) neurological disorders, (8) respiratory disease, (9) other, and (10) no diseases. Currently, the primary disease categories within our portfolio that represent a concentration of over 10% are multiple conditions, cardiovascular, and other which constitute 25.4%, 21.3%, and 12.4%, respectively, of the face amount of insured benefits of our portfolio as of September 30, 2018.

The yield to maturity on bonds issued by life insurance carriers reflects, among other things, the credit risk (risk of default) of such insurance carrier. We follow the yields on certain publicly traded life insurance company bonds because this information is part of the data we consider when valuing our portfolio of life insurance policies for our financial statements.

The average yield to maturity of publicly traded life insurance company bonds data we consider when valuing our portfolio of life insurance policies was 4.10% as of September 30, 2018. We believe that this reflects, in part, the financial market’s judgment that credit risk is low with regard to these carriers’ financial obligations. It should be noted that the obligations of life insurance carriers to pay life insurance policy benefits ranks senior to all of their other financial obligations, such as the aforementioned senior bonds they issue.

As of September 30, 2018, approximately 95.7% of the face value of policy benefits in our life insurance portfolio were issued by insurance companies with investment-grade credit ratings from Standard & Poor’s. Our ten largest life insurance company credit exposures and the Standard & Poor’s credit rating of their respective financial strength and claims-paying ability is set forth below:

Distribution of Policy Benefits by Top 10 Insurance Companies

Rank	Policy Benefits	Percentage of Policy Benefit Amount	Insurance Company	Ins. Co. S&P Rating
1	$279,443,000	14.2%	John Hancock Life Insurance Company	AA-
2	219,332,000	11.2%	AXA Equitable Life Insurance Company	A+
3	207,966,000	10.6%	Lincoln National Life Insurance Company	AA-
4	192,938,000	9.8%	Transamerica Life Insurance Company	AA-
5	122,532,000	6.3%	Metropolitan Life Insurance Company	AA-
6	92,568,000	4.7%	American General Life Insurance Company	A+
7	79,998,000	4.1%	Pacific Life Insurance Company	AA-
8	64,093,000	3.3%	Massachusetts Mutual Life Insurance Company	AA+
9	59,601,000	3.0%	ReliaStar Life Insurance Company	A
10	55,202,000	2.8%	Security Life of Denver Insurance Company	A
	$1,373,673,000	70.0%

Secondary Life Insurance — Portfolio Return Modeling

The goal of our portfolio of life insurance assets is to earn superior risk-adjusted returns. At any time, we calculate our returns from our life insurance assets based upon (i) our historical results; and (ii) the future cash flows we expect to realize from our statistical forecasts. To forecast our expected future cash flows and returns, we use the probabilistic method of analysis. The expected internal rate of return of our portfolio is based upon future cash flow forecasts derived from a probabilistic analysis of policy benefits received and policy premiums paid in relation to our non-GAAP investment cost basis. As of September 30, 2018, the expected internal rate of return on our portfolio of life insurance assets was 10.12% based on our portfolio benefits of $1.96 billion and our non-GAAP investment cost basis of $797.1 million (including purchase price, premiums paid, and financing costs incurred to date). This calculation excludes returns realized from our matured policy benefits which are substantial.

We seek to further enhance our understanding of our expected future cash flow and returns by using a stochastic analysis, sometimes referred to as a “Monte Carlo simulation,” to provide us with a greater understanding of the variability of our projections. The stochastic analysis we perform provides internal rates of return calculations for different statistical confidence intervals. The results of our stochastic analysis, in which we run 10,000 random mortality scenarios, demonstrates that the scenario ranking at the 50th percentile of all 10,000 results generates an internal rate of return (“IRR”) of 10.09%, which is very near to our expected IRR (“Expected IRR”) of our portfolio of 10.12%. Our Expected IRR is based upon future cash flow forecasts derived from a probabilistic analysis of our policy benefits received and policy premiums paid in relation to our non-GAAP investment cost basis. The stochastic analysis results also indicate that our portfolio is expected under this hypothetical analysis to generate an internal rate of return of 9.64% or better in 75% of all generated scenarios; and an internal rate of return of 9.25% or better in 90% of all generated scenarios. As the portfolio continues to grow in size and diversity, all else equal, the hypothetical scenario results cluster closer to each other around our median, or 50th percentile, internal rate of return expectation, thereby lowering future cash flow volatility and potentially justifying our use of lower discount rates to value our portfolio as size and diversification continue to increase over time.

The complete detail of our portfolio of life insurance policies, owned by our wholly owned subsidiaries as of September 30, 2018, organized by the current age of the insured and the associated policy benefits, sex, estimated life expectancy, issuing insurance carrier, and the credit rating of the issuing insurance carrier, is set in Exhibit 99.2 to this report.

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

As of September 30, 2018, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective.

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

PART II — OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

On November 15, 2018, the Company’s Board of Directors approved a stock repurchase program pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate purchase price not to exceed $1.5 million. Stock repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or otherwise. The timing and exact amount of repurchases will be subject to various factors, including the Company’s capital position, liquidity, alternative uses of capital, stock trading price, and general market conditions, and it may be modified, suspended or terminated at any time. The stock repurchase program does not obligate the Company to purchase any shares, and expires on April 30,2019.

ITEM 6.	EXHIBITS

Exhibit
Number	Description
4.1	Certificate of Designations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed August 14, 2018)
4.2	Supplemental Indenture dated as of August 10, 2018 to the Amended and Restated Indenture with Bank of Utah, dated October 23, 2017 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed August 14, 2018)
4.3	Form of Seller Trustee L Bond Certificate (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed August 14, 2018).
10.1	Third Amendment to Master Exchange Agreement, dated August 10, 2018, between GWG Holdings, Inc., GWG Life, LLC, The Beneficient Company Group, L.P., MHT Financial SPV, LLC, a Delaware limited liability company, and various related trusts (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 14, 2018)
10.2	Commercial Loan Agreement, dated August 10, 2018, between GWG Holdings, Inc. and The Beneficient Company Group, L.P (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed August 14, 2018).
10.3	Exchangeable Note, dated August 10, 2018, from The Beneficient Company Group, L.P. to GWG Holdings, Inc. and (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed August 14, 2018)
10.4	Registration Rights Agreement, dated August 10, 2018, between GWG Holdings, Inc. and various related trusts (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed August 14, 2018)
10.5	Registration Rights Agreement, dated August 10, 2018, between GWG Holdings, Inc. and The Beneficient Company Group, L.P (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed August 14, 2018)
31.1	Section 302 Certification of the Chief Executive Officer (filed herewith).
31.2	Section 302 Certification of the Chief Financial Officer (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.1	Letter from Model Actuarial Pricing Systems, dated October 24, 2018 (filed herewith).
99.2	Portfolio of Life Insurance Policies as of September 30, 2018 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Doücument
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GWG HOLDINGS, INC.

Date: November 19, 2018	By:	/s/ Jon R. Sabes
Chief Executive Officer

Date: November 19, 2018	By:	/s/ William B. Acheson
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
4.1	Certificate of Designations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed August 14, 2018)
4.2	Supplemental Indenture dated as of August 10, 2018 to the Amended and Restated Indenture with Bank of Utah, dated October 23, 2017 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed August 14, 2018)
4.3	Form of Seller Trustee L Bond Certificate (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed August 14, 2018).
10.1	Third Amendment to Master Exchange Agreement, dated August 10, 2018, between GWG Holdings, Inc., GWG Life, LLC, The Beneficient Company Group, L.P., MHT Financial SPV, LLC, a Delaware limited liability company, and various related trusts (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 14, 2018)
10.2	Commercial Loan Agreement, dated August 10, 2018, between GWG Holdings, Inc. and The Beneficient Company Group, L.P (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed August 14, 2018).
10.3	Exchangeable Note, dated August 10, 2018, from The Beneficient Company Group, L.P. to GWG Holdings, Inc. and (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed August 14, 2018)
10.4	Registration Rights Agreement, dated August 10, 2018, between GWG Holdings, Inc. and various related trusts (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed August 14, 2018)
10.5	Registration Rights Agreement, dated August 10, 2018, between GWG Holdings, Inc. and The Beneficient Company Group, L.P (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed August 14, 2018)
31.1	Section 302 Certification of the Chief Executive Officer (filed herewith).
31.2	Section 302 Certification of the Chief Financial Officer (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.1	Letter from Model Actuarial Pricing Systems, dated October 24, 2018 (filed herewith).
99.2	Portfolio of Life Insurance Policies as of September 30, 2018 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Doücument
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document