Form 10-Q/A
period 2018-09-30
GWG Holdings, Inc.
filed 2019-04-22
CIK 1522690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

Explanatory Note

This Amendment No. 1 to Form 10-Q (this “Amendment”) amends the Quarterly Report of GWG Holdings, Inc. (“GWG” or the “Company”) on Form 10-Q for the quarterly period ended September 30, 2018, originally filed with the Securities and Exchange Commission (“the Commission”) on November 19, 2018 (the “Original Filing”). Subsequent to the Original Filing, in consultation with the Commission, the Company determined that it incorrectly applied certain accounting guidance to the acquisition of certain assets and the issuance of related liabilities in connection with our transaction with The Beneficient Company Group, L.P., a Delaware limited partnership (“Beneficient”) and various related trusts occurring on August 10, 2018. The transaction was disclosed in the Notes to Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Original Filing. As a result, the Company determined that its financing receivable from affiliate and equity method investment were understated at September 30, 2018, and its long-term debt was also understated by a similar amount. There was no change to the Company’s originally reported net loss attributable to common shareholders or stockholders’ equity.

Restatement

As further discussed in Note 1 to our unaudited condensed consolidated financial statements in Part 1, Item 1, “Financial Statements” of this Amendment, on April 9, 2019, management of the Company concluded that we would restate our previously issued condensed consolidated financial statements as of and for the three and nine months ended September 30, 2018, as set forth in the Original Filing in connection with the recognition in this Amendment of certain assets and liabilities, along with related amounts of offsetting revenue and expenses, that were not recognized previously.

Internal Control Over Financial Reporting

Management has reassessed its evaluation of the effectiveness of the operation of controls in application of generally accepted accounting principles regarding material complex non-routine transactions. As a result of that assessment, management has concluded that we did not maintain effective controls due to material weakness in internal control over financial reporting which existed at that date. For a description of the material weakness in internal control over financial reporting and actions taken to address the material weakness, see Part I, Item 4 “Controls and Procedures” of this Amendment.

Amendment

The Company is filing this Amendment to restate our previously issued unaudited condensed consolidated financial statements and related disclosures as of and for the three and nine months ended September 30, 2018 pertaining to the acquisition of certain assets and the incurrence of related liabilities in connection with the Beneficient transaction that were not previously recognized. This Amendment also includes (i) an amended Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to reflect the correction of the errors described above, and (ii) an amended Part I, Item 4 “Controls and Procedures” to restate the conclusion on the effectiveness of controls in application of generally accepted accounting principles regarding material complex non-routine transactions. Controls and procedures were deemed effective in the Original Filing on November 19, 2018 and are deemed ineffective as a result of the material weakness described in Part I, Item 4 “Controls and Procedures” in this Amendment. The impact of the restatement is summarized in Note 1 to the condensed consolidated financial statements.

Except as expressly set forth herein, including in the notes to the condensed consolidated financial statements, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein other than as required to reflect the amendment discussed above. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the Commission. Information not affected by the restatement is unchanged and reflects disclosures made at the time of the filing of the Original Filing.

Items Amended in this Filing

For reasons discussed above, we are filing this Amendment to amend the following items in our Original Filing to the extent necessary to reflect the adjustments discussed above and make corresponding revisions to our financial data cited elsewhere in this Amendment as a result of assets and liabilities that were not recognized previously:

•	Part I, Item 1. Financial Statements
•	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part I, Item 4. Controls and Procedures

In accordance with applicable Commission rules, this Amendment includes new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, from our Chief Executive Officer and Chief Financial Officer dated as of the date of filing of this Amendment.

GWG HOLDINGS, INC.

Index to Form 10-Q/A

for the Quarter Ended September 30, 2018

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)
	(as restated)
A S S E T S
Cash and cash equivalents	$117,873,668	$114,421,491
Restricted cash	3,069,759	28,349,685
Investment in life insurance policies, at fair value	791,468,587	650,527,353
Life insurance policy benefits receivable	10,472,696	16,658,761
Financing receivable from affiliate	366,871,036	-
Equity method investment	42,069,259	-
Other assets	9,836,811	8,898,884
TOTAL ASSETS	$1,341,661,816	$818,856,174

L I A B I L I T I E S & S T O C K H O L D E R S’ E Q U I T Y
LIABILITIES
Senior credit facility with LNV Corporation	$162,469,172	$212,238,192
L Bonds	570,199,704	447,393,568
Seller Trust L Bonds	403,234,866	-
Accounts payable	2,579,323	6,394,439
Interest and dividends payable	18,748,558	15,427,509
Other accrued expenses	3,272,758	3,730,723
TOTAL LIABILITIES	1,160,504,381	685,184,431

STOCKHOLDERS’ EQUITY

REDEEMABLE PREFERRED STOCK
(par value $0.001; shares authorized 100,000; shares outstanding 97,534 and 98,611; liquidation preference of $98,103,000 and $99,186,000 as of September 30, 2018 and December 31, 2017, respectively)	86,920,335	92,840,243
SERIES 2 REDEEMABLE PREFERRED STOCK
(par value $0.001; shares authorized 150,000; shares outstanding 148,444 and 88,709; liquidation preference of $149,310,000 and $89,208,000 as of September 30, 2018 and December 31, 2017, respectively)	129,147,704	80,275,204
SERIES B CONVERTIBLE PREFERRED STOCK
(par value $0.001; stated value $10; shares authorized and outstanding 5,000,000)	50,000,000	-
COMMON STOCK
(par value $0.001; shares authorized 210,000,000; shares issued and outstanding 5,980,124 as of September 30, 2018 and 5,813,555 as of December 31, 2017)	5,980	5,813
Additional paid-in capital	-	-
Accumulated deficit	(84,916,584)	(39,449,517)
TOTAL STOCKHOLDERS’ EQUITY	181,157,435	133,671,743

TOTAL LIABILITIES & EQUITY	$1,341,661,816	$818,856,174

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(as restated)		(as restated)
REVENUE
Gain on life insurance policies, net	$15,721,513	$14,421,353	$52,930,008	$45,117,438
Interest and other income	5,215,515	275,690	6,863,640	1,335,535
TOTAL REVENUE	20,937,028	14,697,043	59,793,648	46,452,973

EXPENSES
Interest expense	21,799,332	13,275,407	55,010,519	38,765,647
Employee compensation and benefits	5,548,771	3,792,096	12,527,139	10,696,455
Legal and professional fees	1,421,964	1,657,090	3,751,321	3,934,027
Other expenses	2,688,970	2,799,196	8,262,324	9,340,617
TOTAL EXPENSES	31,459,037	21,523,789	79,551,303	62,736,746

INCOME (LOSS) BEFORE INCOME TAXES	(10,522,009)	(6,826,746)	(19,757,655)	(16,283,773)
INCOME TAX EXPENSE (BENEFIT)	-	(2,764,243)	-	(6,481,917)

NET INCOME (LOSS)	(10,522,009)	(4,062,503)	(19,757,655)	(9,801,856)

Preferred stock dividends	4,313,542	3,548,165	12,356,513	7,447,022
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(14,835,551)	$(7,610,668)	$(32,114,168)	$(17,248,878)
NET INCOME (LOSS) PER SHARE
Basic	$(2.52)	$(1.31)	$(5.50)	$(2.96)
Diluted	$(2.52)	$(1.31)	$(5.50)	$(2.96)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,894,639	5,797,800	5,840,880	5,829,808
Diluted	5,894,639	5,797,800	5,840,880	5,829,808

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(as restated)		(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(10,522,009)	$(4,062,503)	$(19,757,655)	$(9,801,856)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Change in fair value of life insurance policies	(24,839,567)	(20,181,732)	(56,058,336)	(49,301,067)
Amortization of deferred financing and issuance costs	2,575,322	2,344,541	7,241,283	6,508,692
Financing receivable from affiliate	(4,284,370)	-	(4,284,370)	-
Deferred income taxes	-	(2,764,243)	-	(6,481,917)
(Increase) decrease in operating assets:
Life insurance policy benefits receivable	16,562,304	(7,627,000)	6,186,065	(9,252,000)
Other assets	321,968	929,058	(1,487,238)	3,181,419
Increase (decrease) in operating liabilities:
Accounts payable and other accrued expenses	1,918,702	(85,509)	915,584	2,861,541
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(18,267,650)	(31,447,388)	(67,244,667)	(62,285,188)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	(42,891,764)	(25,199,692)	(98,440,528)	(67,321,363)
Carrying value of matured life insurance policies	2,325,989	2,333,039	13,557,632	7,716,847
Equity method investment acquired	(1,421,059)	-	(1,421,059)	-
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(41,986,834)	(22,866,653)	(86,303,955)	(59,604,516)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on (repayments of) senior debt	(18,425,136)	56,887,491	(50,560,286)	49,787,954
Payments for issuance of senior debt	-	(3,937,907)	-	(5,128,319)
Payments for redemption of Series I Secured Notes	-	(6,815,406)	-	(16,613,667)
Proceeds from issuance of L Bonds	68,884,369	30,271,873	166,081,914	87,016,343
Payments for issuance and redemption of L Bonds	(20,195,657)	(19,752,717)	(46,151,926)	(58,949,880)
Issuance (repurchase) of common stock	682,954	30	682,954	(1,603,526)
Common stock dividends	(25,709,412)	-	(25,709,412)	-
Proceeds from issuance of convertible preferred stock	50,000,000	-	50,000,000	-
Proceeds from issuance of redeemable preferred stock	-	25,211,870	56,238,128	86,692,811
Payments for issuance of redeemable preferred stock	-	(1,243,920)	(4,142,294)	(5,207,025)
Payments for redemption of redeemable preferred stock	(821,778)	(47,500)	(2,361,692)	(1,806,832)
Preferred stock dividends	(4,313,542)	(3,548,165)	(12,356,513)	(7,447,022)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	50,101,798	77,025,649	131,720,873	126,740,837

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,152,686)	22,711,608	(21,827,749)	4,851,133

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
BEGINNING OF PERIOD	131,096,113	98,453,103	142,771,176	116,313,578
END OF PERIOD	$120,943,427	$121,164,711	$120,943,427	$121,164,711

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(as restated)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$17,340,000	$17,478,000	$44,591,000	$45,101,000
Premiums paid, including prepaid	$14,672,000	$12,927,000	$38,898,000	$35,533,000
Stock-based compensation	$278,000	$270,000	$538,000	$350,000
Payments for exercised stock options	$-	$164,000	$-	$264,000
NON-CASH INVESTING AND FINANCING ACTIVITIES
Financing receivable from affiliate:
Commercial Loan receivable	$190,670,000	$-	$190,670,000	$-
Exchangeable Note receivable	$171,917,000	$-	$171,917,000	$-
Equity method investment acquired	$40,648,000	$-	$40,648,000	$-
Seller Trust L Bonds issued	$403,235,000	$-	$403,235,000	$-
L Bonds:
Conversion of accrued interest and commissions payable to principal	$410,000	$477,000	$972,000	$1,382,000
Conversion of L Bonds to redeemable preferred stock	$-	$545,000	$4,546,000	$2,334,000
Preferred Stock:
Issuance of Series A Preferred Stock in lieu of cash dividends	$-	$161,000	$-	$499,000
Conversion of L Bonds to redeemable preferred stock	$-	$545,000	$4,546,000	$2,334,000
Options and stock appreciation rights issued:	290,000	76,000	458,000	309,000
Investment in life insurance policies included in accounts payable	$508,000	$966,000	$508,000	$966,000

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

The Seller Trust L Bonds are senior secured obligations of GWG, ranking junior only to all senior debt of GWG (see Note 8), pari passu in right of payment and in respect of collateral with all “L Bonds” of GWG (see Note 10), and senior in right of payment to all subordinated indebtedness of GWG. Payments under the Seller Trust L Bonds are guaranteed by GWG Life (see Note 23).

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

Principles of Consolidation – The condensed consolidated financial statements include the accounts of GWG Holdings, Inc. and all its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated upon consolidation.

The Company has interests in various entities including corporations and limited partnerships. For each such entity, the Company evaluates its ownership interest to determine whether the entity is a variable interest entity (“VIE”) and, if so, whether it is the primary beneficiary of the VIE. The Company would consolidate any entity for which it was the primary beneficiary, regardless of its ownership or voting interests. Upon inception of a variable interest or the occurrence of a reconsideration event, the Company makes judgments in determining whether entities in which it invests are VIEs. If so, the Company makes judgments to determine whether it is the primary beneficiary and is thus required to consolidate the entity.

If it is concluded that an entity is not a VIE, then the Company considers its proportional voting interests in the entity. The Company consolidates majority-owned subsidiaries in which a controlling financial interest is maintained. A controlling financial interest is determined by majority ownership and the absence of significant third-party participating rights. Ownership interests in entities for which the Company has significant influence that are not consolidated under the Company’s consolidation policy are accounted for as equity method investments.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Related party transactions between the Company and its equity method investee have not been eliminated.

Use of Estimates — The preparation of our condensed consolidated financial statements in conformity with the Generally Accepted Accounting Principles in the United States of America (GAAP) requires management to make significant estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of revenue during the reporting period. We regularly evaluate estimates and assumptions, which are based on current facts, historical experience, management’s judgment, and various other factors that we believe to be reasonable under the circumstances. Our actual results may differ materially and adversely from our estimates. The most significant estimates with regard to these condensed consolidated financial statements relate to (1) the determination of the assumptions used in estimating the fair value of our investments in life insurance policies, (2) the assessment of potential impairment and need for an allowance for loan loss on our notes receivable from affiliate, and (3) the value of our deferred tax assets and liabilities.

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

Other Assets — Included in other assets at the current balance sheet date are $5.3 million of prepaid expenses, $1.6 million of net fixed assets, $1.0 cost method investment, $0.6 million of security deposits with states for life settlement provider licenses, $0.6 million net secured merchant cash advances and $0.8 million of other miscellaneous assets – including Life Epigenetics Inc.’s exclusive license for the “DNA Methylation Based Predictor of Mortality” technology for the life insurance industry. At December 31, 2017, other assets included $4.5 million of prepaid expenses, $1.9 million of net fixed assets, $0.6 million of security deposits with states for life settlement provider licenses, $1.7 million net secured merchant cash advances and $0.3 million of other miscellaneous assets.

Financing Receivable — Accounting Standards Codification 310, Receivables provides guidance for receivables and notes that receivables arise from credit sales, loans or other transactions. Financing receivable includes loans and notes receivable. Originated loans we hold for which we have the intent and ability to hold for the foreseeable future or to maturity (or payoff) are classified as held for investment. Financing receivables held for investment are reported in our condensed consolidated balance sheets at the outstanding principal balance adjusted for any write-offs, allowance for loan losses, deferred fees or costs, and any unamortized premiums or discounts. Interest income is accrued on outstanding principal as earned. Unamortized discounts and premiums are amortized using the interest method with the amortization recognized as part of interest income in the condensed consolidated statements of operations.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Losses on financing receivables are recognized when they are incurred, which requires us to make our best estimate of probable losses. Specific allowances are recorded for individually impaired loans to the extent we have determined that it is probable that we will be unable to collect all amounts due according to original contractual terms of the loan agreement. Certain loans classified as impaired may not require an allowance for loan loss because we believe that we will ultimately collect the unpaid balance (through collection or collateral repossession). The method for calculating the best estimate of losses depends on the type and risk characteristics of the related financing receivable. Such an estimate requires consideration of historical loss experience, adjusted for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates, financial health of market sectors, and the present and expected future levels of interest rates. The underlying assumptions, estimates and assessments we use to provide for losses are updated periodically to reflect our view of current conditions. Changes in such estimates can significantly affect the allowance and provision for losses. It is possible that we will experience credit losses that are different from our current estimates. We have no allowance for losses as of September 30, 2018. Write-offs are deducted from the allowance for losses when we judge the principal to be uncollectible and subsequent recoveries are added to the allowance at the time cash is received on a written-off account.

Equity Method Investment — We account for investments in common stock or in-substance common stock in which we have the ability to exercise significant influence, but do not own a controlling financial interest, under the equity method of accounting. Investments within the scope of the equity method of accounting are initially measured at cost, including the cost of the investment itself and direct transaction costs incurred to acquire the investment. After the initial recognition of the investment at cost, we recognize income and losses from our investment by adjusting upward or downward the balance of our equity method investment on our condensed consolidated balance sheet with such adjustments, if any, flowing through equity in net earnings of investee on our condensed consolidated statement of operations, in all cases adjusted to reflect amortization of basis differences, if any, and the elimination of intercompany gains and losses, if any. Cash distributions received from equity method investees are recorded as reductions to the investment balance and classified on the statement of cash flows using the cumulative earnings approach.

Our equity method investment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. These circumstances can include, but are not limited to: evidence that we do not have the ability to recover the carrying amount, the inability of the investee to sustain earnings, a current fair value of the investment that is less than the carrying amount, and other investors ceasing to provide support or reduce their financial commitment to the investee. If the fair value of the investment is less than the carrying amount, and the investment will not recover in the near term, then an other-than-temporary impairment may exist. We recognize a loss in value of an investment deemed other-than-temporary in the period the conclusion is made.

The Company reports its share of the income or loss of the equity method investee companies on a one-quarter lag where we do not expect financial information to be consistently available on a timely basis.

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

Deferred Financing and Issuance Costs — Loans advanced to us under our amended and restated senior credit facility with LNV Corporation, as described in Note 8, are reported net of financing costs, including issuance costs, sales commissions and other direct expenses, which are amortized using the straight-line method over the term of the facility. We had no loans advanced to us under our senior credit facility with Autobahn Funding Company during the year ended December 31, 2017 and this credit facility has since been terminated, as described in Note 7. The L Bonds, as described in Note 10, are reported net of financing costs, which are amortized using the interest method over the term of those borrowings. The Series I Secured Notes, as described in Note 9 have been redeemed, was reported net of financing costs, all of which were fully amortized using the interest method as of December 31, 2017. The Series A Convertible Preferred Stock (“Series A”), as described in Note 12, was reported net of financing costs (including the fair value of warrants issued), all of which were fully amortized using the interest method as of December 31, 2017. All shares of Series A have been redeemed and the obligations thereunder satisfied. Selling and issuance costs of RPS and RPS 2, described in Notes 13 and 14, are netted against additional paid-in-capital, until depleted, and then against the outstanding balance of the preferred stock. The offerings of our RPS and RPS 2 closed in March 2017 and April 2018, respectively. There were no issuance costs associated with issuance of the Series B, described in Note 15, in August 2018.

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

Restatement of previously issued consolidated financial statements — The Company has restated these financial statements to correct an error in recognizing the effects of the Beneficient Transaction described above which occurred on August 10, 2018. After consultation with the Commission, the Company determined that it had understated certain assets and liabilities related to the Beneficient Transaction. This restatement has recognized the effects of the transaction as noted below, which are largely balance sheet related.

Impacts of restatement – The effects of the restatement on the line items within the Company’s consolidated balance sheet as of September 30, 2018 are as follows:

	As
	originally
	reported	Adjustments	As restated
ASSETS:
Financing receivable from affiliate	$-	$366,871,000	$366,871,000
Equity method investment	-	42,069,000	42,069,000
Other assets	13,022,000	(3,185,000)	9,837,000
Total assets	935,907,000	405,755,000	1,341,662,000

LIABILITIES:
Seller Trust L Bonds	$-	$403,235,000	$403,235,000
Interest and dividends payable	16,228,000	2,520,000	18,748,000
Total liabilities	754,749,000	405,755,000	1,160,504,000

The effects of the restatement on the line items within the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2018 are as follows:

	Three Months ended September 30, 2018			Nine Months ended September 30, 2018
	As			As
	originally			originally
	reported	Adjustments	As restated	reported	Adjustments	As restated
Interest and other income	$931,000	$4,285,000	$5,216,000	$2,579,000	$4,285,000	$6,864,000
Interest expense	17,515,000	4,285,000	21,800,000	50,726,000	4,285,000	55,011,000
Net Loss	(10,522,000)	-	(10,522,000)	(19,758,000)	-	(19,758,000)

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The effects of restatement on the major categories within the Company’s condensed consolidated statements of cash flows for the three and nine months ended September 30, 2018 are as follows:

	Three Months ended September 30, 2018
	As
	originally
	Reported	Adjustments	As restated
Net cash flows provided (used) in operating activities	$(19,689,000)	$1,421,000	$(18,268,000)
Net cash flows provided (used) in investing activities	(40,566,000)	(1,421,000)	(41,987,000)
Net increase (decrease) in cash and cash equivalents	$(10,153,000)	$-	$(10,153,000)

	Nine Months ended September 30, 2018
	As
	originally
	Reported	Adjustments	As restated
Net cash flows provided (used) in operating activities	$(68,666,000)	$1,421,000	$(67,245,000)
Net cash flows provided (used) in investing activities	(84,883,000)	(1,421,000)	(86,304,000)
Net increase (decrease) in cash and cash equivalents	$(21,828,000)	$-	$(21,828,000)

(2) Restrictions on Cash

Under the terms of our amended and restated senior credit facility with LNV Corporation (discussed in Note 8), we are required to maintain collection and payment accounts that are used to collect policy benefits from pledged policies, pay annual policy premiums, interest and other charges under the facility, and distribute funds to pay down the facility. The agents for the lender authorize the disbursements from these accounts. At September 30, 2018 and December 31, 2017, there was a balance of $2,370,000 and $19,967,000, respectively, in these collection and payment accounts.

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

Management anticipates funding the majority of the premium payments and servicing fees estimated above from cash flows realized from life insurance policy benefits, and to the extent necessary, with additional borrowing capacity created as the premiums and servicing costs of pledged life insurance policies become due, under the amended and restated senior credit facility with LNV Corporation as described in Note 8, and the net proceeds from our offering of L Bonds as described in Note 10. Management anticipates funding premiums and servicing costs of non-pledged life insurance policies with cash flows realized from life insurance policy benefits from our portfolio of life insurance policies and net proceeds from our offering of L Bonds. The proceeds of these capital sources may also be used for the purchase, policy premiums and servicing costs of additional life insurance policies, working capital and financing expenditures including paying principal, interest and dividends.

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

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

For life insurance policies with face amounts greater than $1 million and that are not pledged under our amended and restated senior credit facility with LNV Corporation (approximately 21.5% of our portfolio by face amount of policy benefits) we attempt to update the life expectancy estimates on a continuous rotating three year cycle. For life insurance policies that are pledged under our amended and restated senior credit facility with LNV Corporation (approximately 68.7% of our portfolio by face amount of policy benefits) we are presently required to update the life expectancy estimates every two years beginning from the date of the amended and restated senior credit facility. For the remaining small face insurance policies (i.e., a policy with $1 million in face value benefits or less) we may employ a range of methods and timeframes to update life expectancy estimates (see Note 25).

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

Other Fair Value Considerations

The carrying value of policy benefit receivables, prepaid expenses, accounts payable and accrued expenses approximate fair value due to their short-term maturities and low credit risk. Using the income-based valuation approach, the estimated fair value of our L Bonds, having an aggregate face value of $586,063,000 as of September 30, 2018, is approximately $592,527,000 based on a weighted-average market interest rate of 6.84%. The Seller Trust L Bonds, which contain certain rights that differ from our other L Bonds, nevertheless have generally similar terms to our other L Bonds. Therefore we use the same income-based approach used for L Bonds resulting in an approximate fair value of $403,235,000 for the Seller Trust L Bonds compared to an aggregate face value of $403,235,000.

The Exchangeable Note receivable from Beneficient is expected to be converted to Beneficient common units (at a price of $10 per unit) upon Final Closing, which is expected to occur in the fourth quarter of 2018. Due primarily to the above market interest rate of 12.4% on the Exchangeable Note, we estimate the fair value of approximately $170,545,000 based on the estimated convertible value of the underlying units.

The Commercial Loan receivable from Beneficient has a below-market interest rate of 5.0% per year; provided that the accrued interest from the date of the Initial Transfer to the Final Closing Date of the Beneficient Transaction will be added to the principal balance of the Commercial Loan. From and after the Final Closing Date, one-half of the interest, or 2.5% per year, will be due and payable monthly in cash, and (ii) one-half of the interest, or 2.5% per year, will accrue and compound annually on each anniversary date of the Final Closing Date and become due and payable in full in cash on the maturity date. We estimate the fair value of the Commercial Loan of approximately $189,150,000 based on a market yield analysis for similar instruments with similar credit profiles. We utilized an implied yield of approximately 6.75%.

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

GWG MCA Capital, Inc. (“GWG MCA”) participates in the merchant cash advance industry by directly advancing sums to merchants and lending money, on a secured basis, to companies that advance sums to merchants. Each quarter, we review the carrying value of these cash advances, determine if an impairment exists and establish or adjust an allowance for loan loss as necessary. At September 30, 2018 one of our secured cash advances was impaired. Specifically, the secured loan to Nulook Capital LLC had an outstanding balance of $1,908,000 and an allowance for loan loss of $1,908,000 at September 30, 2018. We deem fair value to be the estimated collectible value on each loan or advance made from GWG MCA. Secured merchant cash advances, net of allowance for loan loss, of $635,000 and $1,662,000 are included within other assets on our condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017, respectively. Where we estimate the collectible amount to be less than the outstanding balance, we record an allowance for the difference. Provision for merchant cash advances are recorded within other expenses on the statement of operations (see Note 19).

The following table summarizes outstanding common stock warrants (discussed in Note 17) as of September 30, 2018:

Month issued	Warrants issued	Fair value per share	Risk free rate	Volatility	Term
September 2014	16,000	$1.26	1.85%	17.03%	5 years
	16,000

(5) Financing Receivable from Affiliate (as restated)

Commercial Loan

On August 10, 2018, in connection with the Initial Transfer of the Beneficient Transaction, GWG Life, as lender, and Beneficient, as borrower, entered into the Commercial Loan Agreement in the amount of $200,000,000. The principal amount under the Commercial Loan is due on August 9, 2023, but is extendable for two five-year terms under certain circumstances. The extensions are available to the borrower provided that (a) in the event Beneficient completes at least one public offering of its common units raising at least $50,000,000 which on its own or together with any other public offering of Beneficient’s common units results in Beneficient raising at least $100,000,000, then the maturity date will be extended to August 9, 2028; and (b) in the event that Beneficient (i) completes at least one public offering of its common units raising at least $50,000,000 which on its own or together with any other public offering of Beneficient’s common units results in Beneficient raising at least $100,000,000 and (ii) at least 75% of Beneficient Holding’s total outstanding NPC-B limited partnership interests, if any, have been converted to shares of Beneficient’s common units, then the maturity date will be extended to August 9, 2033.

Repayment of the Commercial Loan is subordinated in right of payment to any of Beneficient’s senior debt and commercial bank debt, if any, and to Beneficient’s obligations which may arise in connection with its NPC-B Unit limited partnership interests. Beneficient’s obligations under the Commercial Loan Agreement are unsecured.

The Commercial Loan Agreement contains negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens and indebtedness by Beneficient, fundamental changes to its business and transactions with affiliates. The Commercial Loan Agreement also contains customary affirmative covenants, including, but not limited to, preservation of corporate existence, compliance with applicable law, payment of taxes, notice of material events, financial reporting and keeping of proper books of record and account.

The Commercial Loan Agreement includes customary events of default, including, but not limited to, nonpayment of principal or interest, failure to comply with covenants, failure to pay other indebtedness when due, cross-acceleration to other debt, material adverse effects, events of bankruptcy and insolvency, and unsatisfied judgments. The borrower was in compliance with the covenants as of the most recent balance sheet date.

The principal amount of the Commercial Loan bears interest at 5.0% per year from the Final Closing Date. One-half of the interest, or 2.5% per year, will be due and payable monthly in cash, and (ii) one-half of the interest, or 2.5% per year, will accrue and compound annually on each anniversary date of the Final Closing Date and become due and payable in full in cash on the maturity date. The accrued interest from the Initial Transfer to the Final Closing date will be added to the principal amount of the loan. The Commercial Loan was issued at a discount as a result of the relative fair value allocations for the assets received in the Beneficient transaction. The discount will be amortized to interest income over the term of the loan.

In accordance with the Supplemental Indenture issuing the Seller Trust L Bonds, upon a redemption event or at the maturity date of the Seller Trust L Bonds, the Company, at its option, may use the outstanding principal amount of the Commercial Loan, and accrued and unpaid interest thereon, as repayment consideration of the Seller Trust L Bonds (See Note 11).

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Exchangeable Note

On August 10, 2018, in connection with the Initial Transfer of the Beneficient Transaction, Beneficient issued to GWG the Exchangeable Promissory Note (the “Exchangeable Note”) in the principal amount of $162,911,000. The Exchangeable Note accrues interest at a rate of 12.4% per year, compounded annually. Interest is payable in cash on the earlier to occur of the maturity date or the Final Closing Date; provided that Beneficient may, at its option, add to the outstanding principal balance under the Commercial Loan Agreement the accrued interest in lieu of payment in cash of such accrued interest thereon at the Final Closing Date (or, if earlier, the maturity date of the Exchangeable Note). The principal amount of the Exchangeable Note is payable in cash on August 9, 2023. In the event the Final Closing Date occurs on or prior to the maturity date, the principal amount of the Exchangeable Note is payable in Beneficient common units at a price equal to $10 per unit. In the event the Final Closing Date occurs prior to the maturity date, Beneficient may, at its option, pay the accrued interest on the Exchangeable Note in the form of Beneficient common units or in the form of a promissory note providing for a term of up to two years and cash interest payable semi-annually at the rate of 5.0% per year.

In accordance with the Supplemental Indenture for the Seller Trust L Bonds, upon a redemption event or at the maturity date of the Seller Trust L Bonds, the Company, at its option, may use the outstanding principal amount of the Exchangeable Note, and accrued and unpaid interest thereon, as repayment consideration of the Seller Trust L Bonds (See Note 11). The Exchangeable Note was issued at a premium as a result of the relative fair value allocations for the assets received in the Beneficient transaction. The premium will be amortized to interest income over the term of the note.

The following table summarizes outstanding principal and accrued interest balances of the Commercial Loan and Exchangeable Note receivable:

	As of	As of
	September 30,	December 31,
	2018	2017

Commercial Loan receivable - principal	$200,000,000	$-
Discount on loan receivable	(9,078,000)
Accrued interest receivable	1,444,000	-
Commercial Loan receivable from affiliate	192,366,000	-

Exchangeable Note receivable - principal	162,911,000	-
Premium on note receivable	8,754,000
Accrued interest receivable	2,840,000	-
Exchangeable Note receivable from affiliate	174,505,000	-
Financing receivable from affiliate	$366,871,000	$-

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(6) Equity Method Investment (as restated)

On August 10, 2018, in connection with the Initial Transfer of the Beneficient Transaction, we acquired 4.0 million common units of Beneficient, for a total limited partnership interest in the common units of Beneficient of approximately 17.6%. The common units of Beneficient are not publicly traded on a stock exchange.

In accordance with ASC 810, Consolidation, the Company assesses whether or not related entities are variable interest entities (“VIEs”). For those related entities that qualify as VIEs, ASC 810 requires the Company to determine if the Company is the primary beneficiary of the VIE, and if so, to consolidate the VIE.

We have determined that Beneficient is a VIE but that we are not the primary beneficiary of the investment. GWG does not have the power to direct any activities of Beneficient, or any of its related parties, that most significantly impact Beneficient’s economic performance. GWG has no board representation at Beneficient or at its general partner. The general partner is exclusively assigned all management powers over the business and affairs of Beneficient, and the limited partners do not have the ability to remove the general partner. Therefore, we do not consolidate the results of Beneficient in our consolidated financial statements. The Company’s exposure to risk of loss in Beneficient is generally limited to its investment in the common units of Beneficient, and its financing receivables from Beneficient.

The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs at September 30, 2018:

	Carrying	Maximum Exposure
	Value	to Loss
Assets:
Financing receivable from affiliate	$366,871,000	$366,871,000
Equity method investment	42,069,000	42,069,000
Total	$408,940,000	$408,940,000

We account for our investment under the equity method. Our investment is presented in equity method investment on our condensed consolidated balance sheets. Our proportionate share of earnings or losses from our equity method investment is recognized in equity in net earnings of investee in our condensed consolidated statements of operations. We record our share of the income or loss of Beneficient on a one-quarter lag. As a result, no earnings from Beneficient were recorded in equity in net earnings of investee for the three or nine months ended September 30, 2018.

Although our initial proportion of the common ownership is below 20%, we believe it appropriate to apply equity method accounting given our additional advances made to Beneficient, particularly in regards to the Exchangeable Note which will convert to additional Beneficient common units upon the Final Closing Date. Additionally, SEC Staff Announcement: Accounting for Limited Partnership Investments provides guidance requiring the use of the equity method unless the investment is so minor that the limited partner may have virtually no influence over the partnership’s operating and financial policies. In practice, investments of more than 3% to 5% are viewed as more than minor.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A substantial majority of the net assets of Beneficient are currently represented by intangible assets and goodwill. As such, we believe substantially all of our equity method investment is characterized as equity method goodwill as of September 30, 2018. We do not believe conditions exist indicating an other-than-temporary loss in value of our investment and no impairment has been recorded to our equity method investment as of September 30, 2018.

Beneficient has certain share classes outstanding other than common units, namely Class S Ordinary units issued by Beneficient and Non-Participating Convertible Series A units issued by a subsidiary of Beneficient. These units are classified as noncontrolling interest and redeemable noncontrolling interest, respectively, on the consolidated statements of financial position of Beneficient and their share of the net income of Beneficient is classified as net income attributable to noncontrolling interests on the consolidated statements of operations of Beneficient. These units are exchangeable or convertible into common units of Beneficient.

(7) Credit Facility — Autobahn Funding Company LLC

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

(8) Credit Facility — LNV Corporation

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

(9) Series I Secured Notes

Series I Secured Notes were legal obligations of GWG Life and were privately offered and sold from August 2009 through June 2011. On September 8, 2017, we redeemed all outstanding Series I Secured Notes for an aggregate of $6,815,000.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(10) L Bonds

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

We are publicly offering and selling L Bonds under a registration statement declared effective by the SEC and have issued Seller Trust L Bonds under a Supplemental Indenture, as described in (see Note 11). The L Bonds and Seller Trust L Bonds are secured by substantially all the assets of GWG Holdings, a pledge of all our common stock held individually by our largest stockholders, and by a guarantee and corresponding grant of a security interest in substantially all the assets of GWG Life(1). As a guarantor, GWG Life has fully and unconditionally guaranteed the payment of principal and interest on the L Bonds and Seller Trust L Bonds. GWG Life’s equity in DLP IV(2) serves as collateral for our L Bond and Seller Trust L Bond obligations. Substantially all of our life insurance policies are held by DLP IV or GWG Life Trust (“the Trust”). The policies held by DLP IV are not direct collateral for the L Bonds as such policies are pledged to the senior credit facility with LNV Corporation.

(1)	The Seller Trust L Bonds (see Note 11) are senior secured obligations of GWG, ranking junior to all senior debt of GWG (see Note 8) and pari passu in right of payment and in respect of collateral with all L Bonds of GWG. Payments under the Seller Trust L Bonds are guaranteed by GWG Life. The assets exchanged in the Initial Transfer are available as collateral for all holders of the L Bonds and Seller Trust L Bonds. Specifically, the Exchangeable Note and common units of Beneficient are held by GWG Holdings and the Commercial Loan is held by GWG Life.

(2)	The terms of our amended and restated senior credit facility with LNV Corporation require that we maintain a significant excess of pledged collateral value over the amount outstanding on the amended and restated senior credit facility at any given time. Any excess after satisfying all amounts owing under our amended and restated senior credit facility with LNV Corporation is available as collateral for the L Bonds (including the Seller Trust L Bonds).

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

Future contractual maturities of L Bonds, and future amortization of their deferred financing costs, at September 30, 2018 are as follows(1):

Years Ending December 31,	Contractual Maturities	Unamortized Deferred Financing Costs
Three months ending December 31, 2018	$26,778,000	$79,000
2019	150,056,000	2,291,000
2020	137,067,000	4,435,000
2021	87,360,000	3,727,000
2022	39,713,000	1,777,000
2023	53,616,000	2,924,000
Thereafter	91,473,000	5,348,000
	$586,063,000	$20,581,000

(1)	The Seller Trust L Bonds are excluded from this table (see Note 11).

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(11) Seller Trust L Bonds (as restated)

On August 10, 2018, in connection with the Initial Transfer of the Beneficient Transaction, GWG Holdings, GWG Life and Bank of Utah, as trustee (the “Trustee”), entered into a Supplemental Indenture (the “Supplemental Indenture”) to the Amended and Restated Indenture. GWG Holdings entered into the Supplemental Indenture to add and modify certain provisions of the Amended and Restated Indenture necessary to provide for the issuance of a new class of securities titled “Seller Trust L Bonds”. The maturity date of the Seller Trust L Bonds is August 9, 2023. The Seller Trust L Bonds bear interest at 7.50% per year. Interest is payable monthly in cash.

GWG issued Seller Trust L Bonds in the amount of $403,235,000 to the various related trusts (the “Seller Trusts”) in connection with the Beneficient Transaction on August 10, 2018.

So long as the Final Closing has not occurred, the redemption price payable in respect of a redemption effected by GWG after January 31, 2019 may be paid, at GWG’s option, in the form of cash, a pro rata portion of (i) the outstanding principal amount and accrued and unpaid interest under the Commercial Loan Agreement, (ii) the outstanding principal amount and accrued and unpaid interest under the Exchangeable Note and (iii) Beneficient common units, or a combination of cash and such property. After the second anniversary of the Final Closing, the holders of the Seller Trust L Bonds will have the right to cause GWG to repurchase, in whole but not in part, the Seller Trust L Bonds held by such holder. The repurchase may be paid, at GWG’s option, in the form of cash, a pro rata portion of (i) the outstanding principal amount and accrued and unpaid interest under the Commercial Loan Agreement, (ii) the outstanding principal amount and accrued and unpaid interest under the Exchangeable Note and (iii) Beneficient common units, or a combination of cash and such property.

We are publicly offering and selling L Bonds under a registration statement declared effective by the SEC, as described in Note 10 and have issued Seller Trust L Bonds under a Supplemental Indenture. The L Bonds and Seller Trust L Bonds are secured by substantially all the assets of GWG Holdings, a pledge of all our common stock held individually by our largest stockholders, and by a guarantee and corresponding grant of a security interest in substantially all the assets of GWG Life(1). As a guarantor, GWG Life has fully and unconditionally guaranteed the payment of principal and interest on the L Bonds and Seller Trust L Bonds. GWG Life’s equity in DLP IV(2) serves as collateral for our L Bond and Seller Trust L Bond obligations. Substantially all of our life insurance policies are held by DLP IV or GWG Life Trust (“the Trust”). The policies held by DLP IV are not direct collateral for the L Bonds as such policies are pledged to the senior credit facility with LNV Corporation.

(1)	The Seller Trust L Bonds are senior secured obligations of GWG, ranking junior to all senior debt of GWG (see Note 8) and pari passu in right of payment and in respect of collateral with all L Bonds of GWG (see Note 10). Payments under the Seller Trust L Bonds are guaranteed by GWG Life. The assets exchanged in the Initial Transfer are available as collateral for all holders of the L Bonds and Seller Trust L Bonds. Specifically, the Exchangeable Note and common units of Beneficient are held by GWG Holdings and the Commercial Loan is held by GWG Life.

(2)	The terms of our amended and restated senior credit facility with LNV Corporation require that we maintain a significant excess of pledged collateral value over the amount outstanding on the amended and restated senior credit facility at any given time. Any excess after satisfying all amounts owing under our amended and restated senior credit facility with LNV Corporation is available as collateral for the L Bonds (including the Seller Trust L Bonds).

The principal amount of Seller Trust L Bonds outstanding was $403,235,000 and $0 at September 30, 2018 and December 31, 2017, respectively.

(12) Series A Convertible Preferred Stock

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

(13) Redeemable Preferred Stock

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

(14) Series 2 Redeemable Preferred Stock

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

(unaudited)

(15) Series B Convertible Preferred Stock

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

(16) Income Taxes

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

(17) Common Stock

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

(18) Stock Incentive Plan

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

(19) Other Expenses

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

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(20) Net Loss Attributable to Common Shareholders

We have outstanding RPS, RPS 2 and Series B as described in Notes 13, 14 and 15. RPS, RPS 2 and Series B are anti-dilutive to our net loss attributable to common shareholders calculation for both the three and nine months ended September 30, 2018 and 2017. Our vested and un-vested stock options and warrants are anti-dilutive for both the three and nine months ended September 30, 2018 and 2017.

(21) Commitments

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

(22) Contingencies

Litigation — In the normal course of business, we are involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on our financial position, results of operations or cash flows.

(23) Guarantee of L Bonds and Seller Trust L Bonds (as restated)

We are publicly offering and selling L Bonds under a registration statement declared effective by the SEC, as described in Note 10 and have issued Seller Trust L Bonds under a Supplemental Indenture, as described in Note 11. The L Bonds and Seller Trust L Bonds are secured by substantially all the assets of GWG Holdings, a pledge of all our common stock held individually by our largest stockholders, and by a guarantee and corresponding grant of a security interest in substantially all the assets of GWG Life(1). As a guarantor, GWG Life has fully and unconditionally guaranteed the payment of principal and interest on the L Bonds and Seller Trust L Bonds. GWG Life’s equity in DLP IV(2) serves as collateral for our L Bond and Seller Trust L Bond obligations. Substantially all of our life insurance policies are held by DLP IV or GWG Life Trust (“the Trust”). The policies held by DLP IV are not direct collateral for the L Bonds as such policies are pledged to the senior credit facility with LNV Corporation.

(1)	The Seller Trust L Bonds are senior secured obligations of GWG, ranking junior to all senior debt of GWG (see Note 8) and pari passu in right of payment and in respect of collateral with all L Bonds of GWG (see Note 10). Payments under the Seller Trust L Bonds are guaranteed by GWG Life. The assets exchanged in the Initial Transfer are available as collateral for all holders of the L Bonds and Seller Trust L Bonds. Specifically, the Exchangeable Note and common units of Beneficient are held by GWG Holdings and the Commercial Loan is held by GWG Life.

(2)	The terms of our amended and restated senior credit facility with LNV Corporation require that we maintain a significant excess of pledged collateral value over the amount outstanding on the amended and restated senior credit facility at any given time. Any excess after satisfying all amounts owing under our amended and restated senior credit facility with LNV Corporation is available as collateral for the L Bonds (including the Seller Trust L Bonds).

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following represents condensed consolidating financial information as of September 30, 2018 and December 31, 2017, with respect to the financial position, and as of September 30, 2018 and 2017, with respect to results of operations and cash flows of GWG Holdings and its subsidiaries. The parent column presents the financial information of GWG Holdings, the primary obligor for the L Bonds and Seller Trust L Bonds. The guarantor subsidiary column presents the financial information of GWG Life, the guarantor subsidiary of the L Bonds and Seller Trust L Bonds, presenting its investment in DLP IV and the Trust under the equity method. The non-guarantor subsidiaries column presents the financial information of all non-guarantor subsidiaries, including DLP IV and the Trust.

Condensed Consolidating Balance Sheets

September 30, 2018	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(as restated)
A S S E T S

Cash and cash equivalents	$115,884,625	$631,228	$1,357,815	$-	$117,873,668
Restricted cash	-	699,477	2,370,282	-	3,069,759
Investment in life insurance policies, at fair value	-	85,077,334	706,391,253	-	791,468,587
Life insurance policy benefits receivable	-	2,800,000	7,672,696	-	10,472,696
Financing receivable from affiliate	174,505,533	192,365,503	-	-	366,871,036
Equity method investment	42,069,259	-	-	-	42,069,259
Other assets	3,707,203	1,822,284	4,307,324	-	9,836,811
Investment in subsidiaries	834,505,607	551,836,655	-	(1,386,342,262)	-

TOTAL ASSETS	$1,170,672,227	$835,232,481	$722,099,370	$(1,386,342,262)	$1,341,661,816

LIABILITIES
Senior credit facility with LNV Corporation	$-	$-	$162,469,172	$-	$162,469,172
L Bonds	570,199,704	-	-	-	570,199,704
Seller Trust L Bonds	403,234,866	-	-	-	403,234,866
Accounts payable	1,101,453	641,741	836,129	-	2,579,323
Interest and dividends payable	13,952,101	-	4,796,457	-	18,748,558
Other accrued expenses	1,026,668	1,448,807	797,283	-	3,272,758
TOTAL LIABILITIES	989,514,792	2,090,548	168,899,041	-	1,160,504,381

STOCKHOLDERS’ EQUITY
Member capital	-	833,141,933	553,200,329	(1,386,342,262)	-
Redeemable preferred stock and Series 2 redeemable preferred stock	216,068,039	-	-	-	216,068,039
Series B convertible preferred stock	50,000,000	-	-	-	50,000,000
Common stock	5,980	-	-	-	5,980
Accumulated deficit	(84,916,584)	-	-	-	(84,916,584)
TOTAL STOCKHOLDERS’ EQUITY	181,157,435	833,141,933	553,200,329	(1,386,342,262)	181,157,435

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,170,672,227	$835,232,481	$722,099,370	$(1,386,342,262)	$1,341,661,816

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

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Operations

For the three months ended September 30, 2018 (as restated)	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Gain on life insurance policies, net	$-	$4,122,153	$11,599,360	$-	$15,721,513
Interest and other income	3,333,424	1,700,414	181,677	-	5,215,515
TOTAL REVENUE	3,333,424	5,822,567	11,781,037	-	20,937,028

EXPENSES
Interest expense	16,739,120	-	5,060,212	-	21,799,332
Employee compensation and benefits	2,292,251	3,086,682	169,838	-	5,548,771
Legal and professional fees	483,512	221,613	716,839	-	1,421,964
Other expenses	1,590,823	455,800	642,347	-	2,688,970
TOTAL EXPENSES	21,105,706	3,764,095	6,589,236	-	31,459,037

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(17,772,282)	2,058,472	5,191,801	-	(10,522,009)

EQUITY IN INCOME OF SUBSIDIARIES	7,250,273	6,266,481	-	(13,516,754)	-

NET INCOME (LOSS) BEFORE INCOME TAXES	(10,522,009)	8,324,953	5,191,801	(13,516,754)	(10,522,009)

INCOME TAX BENEFIT	-	-	-	-	-
NET INCOME (LOSS)	(10,522,009)	8,324,953	5,191,801	(13,516,754)	(10,522,009)
Preferred stock dividends	4,313,542	-	-	-	4,313,542
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(14,835,551)	$8,324,953	$5,191,801	$(13,516,754)	$(14,835,551)

For the three months ended September 30, 2017	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Gain on life insurance policies, net	$-	$2,780,544	$11,640,809	$-	$14,421,353
Interest and other income	40,044	113,410	239,865	(117,629)	275,690
TOTAL REVENUE	40,044	2,893,954	11,880,674	(117,629)	14,697,043

EXPENSES
Interest expense	9,907,959	253,422	3,126,130	(12,104)	13,275,407
Employee compensation and benefits	2,140,675	1,413,103	238,318	-	3,792,096
Legal and professional fees	746,939	246,691	663,460	-	1,657,090
Other expenses	1,743,730	711,528	449,463	(105,525)	2,799,196
TOTAL EXPENSES	14,539,303	2,624,744	4,477,371	(117,629)	21,523,789

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(14,499,259)	269,210	7,403,303	-	(6,826,746)

EQUITY IN INCOME OF SUBSIDIARIES	7,672,513	8,263,120	-	(15,935,633)	-

NET INCOME (LOSS) BEFORE INCOME TAXES	(6,826,746)	8,532,330	7,403,303	(15,935,633)	(6,826,746)

INCOME TAX BENEFIT	(2,764,243)	-	-	-	(2,764,243)
NET INCOME (LOSS)	(4,062,503)	8,532,330	7,403,303	(15,935,633)	(4,062,503)
Preferred stock dividends	3,548,165	-	-	-	3,548,165
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(7,610,668)	$8,532,330	$7,403,303	$(15,935,633)	$(7,610,668)

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Operations (continued)

For the nine months ended September 30, 2018 (as restated)	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Gain on life insurance policies, net	$-	$12,135,832	$40,794,176	$-	$52,930,008
Interest and other income	4,447,322	1,726,938	689,380	-	6,863,640
TOTAL REVENUE	4,447,322	13,862,770	41,483,556	-	59,793,648

EXPENSES
Interest expense	38,758,326	-	16,252,193	-	55,010,519
Employee compensation and benefits	5,629,344	5,881,219	1,016,576	-	12,527,139
Legal and professional fees	1,290,614	688,003	1,772,704	-	3,751,321
Other expenses	5,082,525	1,397,314	1,782,485	-	8,262,324
TOTAL EXPENSES	50,760,809	7,966,536	20,823,958	-	79,551,303

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(46,313,487)	5,896,234	20,659,598	-	(19,757,655)

EQUITY IN INCOME OF SUBSIDIARIES	26,555,832	23,824,330	-	(50,380,162)	-

NET INCOME (LOSS) BEFORE INCOME TAXES	(19,757,655)	29,720,564	20,659,598	(50,380,162)	(19,757,655)

INCOME TAX (EXPENSE)/BENEFIT	-	-	-	-	-
NET INCOME (LOSS)	(19,757,655)	29,720,564	20,659,598	(50,380,162)	(19,757,655)
Preferred stock dividends	12,356,513	-	-	-	12,356,513
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(32,114,168)	$29,720,564	$20,659,598	$(50,380,162)	$(32,114,168)

For the nine months ended September 30, 2017	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Gain on life insurance policies, net	$-	$4,481,555	$40,635,883	$-	$45,117,438
Interest and other income	194,273	348,695	1,163,667	(371,100)	1,335,535
TOTAL REVENUE	194,273	4,830,250	41,799,550	(371,100)	46,452,973

EXPENSES
Interest expense	27,495,867	930,837	10,418,243	(79,300)	38,765,647
Employee compensation and benefits	6,179,032	4,163,873	353,550	-	10,696,455
Legal and professional fees	1,524,510	687,240	1,722,277	-	3,934,027
Other expenses	5,291,881	2,244,577	2,095,959	(291,800)	9,340,617
TOTAL EXPENSES	40,491,290	8,026,527	14,590,029	(371,100)	62,736,746

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(40,297,017)	(3,196,277)	27,209,521	-	(16,283,773)

EQUITY IN INCOME OF SUBSIDIARIES	24,013,244	29,569,105	-	(53,582,349)	-

NET INCOME (LOSS) BEFORE INCOME TAXES	(16,283,773)	26,372,828	27,209,521	(53,582,349)	(16,283,773)

INCOME TAX BENEFIT	(6,481,917)	-	-	-	(6,481,917)
NET INCOME (LOSS)	(9,801,856)	26,372,828	27,209,521	(53,582,349)	(9,801,856)
Preferred stock dividends	7,447,022	-	-	-	7,447,022
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(17,248,878)	$26,372,828	$27,209,521	$(53,582,349)	$(17,248,878)

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Cash Flows

For the three months ended September 30, 2018 (as restated)	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(10,522,009)	$8,324,953	$5,191,801	$(13,516,754)	$(10,522,009)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Equity of subsidiaries	(7,250,273)	(6,266,481)	-	13,516,754	-
Changes in fair value of life insurance policies	-	(3,485,452)	(21,354,115)	-	(24,839,567)
Amortization of deferred financing and issuance costs	2,311,567	-	263,755	-	2,575,322
Amortization of discount or premium on financing receivable	251,672	(251,672)	-	-	-
Financing receivable from affiliate	(2,839,926)	(1,444,444)	-	-	(4,284,370)
(Increase) decrease in operating assets:
Life insurance policy benefits receivable	-	(2,000,000)	18,562,304	-	16,562,304
Other assets	(59,650,044)	(47,247,165)	305,226	106,913,951	321,968
Increase (decrease) in operating liabilities:
Accounts payable and other accrued expenses	3,460,355	(384,380)	(1,157,273)	-	1,918,702
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(74,238,658)	(52,754,641)	1,811,698	106,913,951	(18,267,650)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	-	(11,368,457)	(31,523,307)	-	(42,891,764)
Carrying value of matured life insurance policies	-	669,349	1,656,640	-	2,325,989
Equity method investment acquired	(1,421,059)	-	-	-	(1,421,059)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,421,059)	(10,699,108)	(29,866,667)	-	(41,986,834)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on (repayments of) senior debt	-	-	(18,425,136)	-	(18,425,136)
Proceeds from issuance of L Bonds	68,884,369	-	-	-	68,884,369
Payments for redemption and issuance of L Bonds	(20,195,657)	-	-	-	(20,195,657)
Issuance of common stock	682,954	-	-	-	682,954
Common stock dividends	(25,709,412)	-	-	-	(25,709,412)
Proceeds from issuance of convertible preferred stock	50,000,000	-	-	-	50,000,000
Payments for redemption of redeemable preferred stock	(821,778)	-	-	-	(821,778)
Preferred stock dividends	(4,313,542)	-	-	-	(4,313,542)
Issuance of member capital	-	58,589,352	48,324,599	(106,913,951)	-
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	68,526,934	58,589,352	29,899,463	(106,913,951)	50,101,798

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,132,783)	(4,864,397)	1,844,494	-	(10,152,686)

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
BEGINNING OF THE PERIOD	123,017,408	6,195,102	1,883,603	-	131,096,113

END OF THE PERIOD	$115,884,625	$1,330,705	$3,728,097	$-	$120,943,427

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

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Cash Flows (continued)

For the nine months ended September 30, 2018 (as restated)	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(19,757,655)	$29,720,564	$20,659,598	$(50,380,162)		$(19,757,655)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Equity of subsidiaries	(26,555,832)	(23,824,330)	-	50,380,162		-
Changes in fair value of life insurance policies	-	(9,691,293)	(46,367,043)	-		(56,058,336)
Amortization of deferred financing and issuance costs	6,450,018	-	791,265	-		7,241,283
Amortization of discount or premium on financing receivable	251,672	(251,672)	-		-	-
Financing receivable from affiliate	(2,839,926)	(1,444,444)	-	-		(4,284,370)
(Increase) decrease in operating assets:
Life insurance policy benefits receivable	-	(1,300,000)	7,486,065	-		6,186,065
Other assets	(139,098,388)	(112,613,085)	826,523	249,397,712		(1,487,238)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued expenses	4,621,807	(365,125)	(3,341,098)	-		915,584
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(176,928,304)	(119,769,385)	(19,944,690)	249,397,712		(67,244,667)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	-	(26,916,457)	(71,524,071)	-		(98,440,528)
Carrying value of matured life insurance policies	-	2,623,779	10,933,853	-		13,557,632
Equity method investment acquired	(1,421,059)	-	-	-		(1,421,059)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,421,059)	(24,292,678)	(60,590,218)	-		(86,303,955)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on (repayments of) senior debt	-	-	(50,560,286)	-		(50,560,286)
Proceeds from issuance of L Bonds	166,081,914	-	-	-		166,081,914
Payments for redemption and issuance of L Bonds	(46,151,926)	-	-	-		(46,151,926)
Issuance of common stock	682,954	-	-	-		682,954
Common stock dividends	(25,709,412)	-	-	-		(25,709,412)
Proceeds from issuance of convertible preferred stock	50,000,000	-	-	-		50,000,000
Proceeds from issuance of redeemable preferred stock	56,238,128	-	-	-		56,238,128
Payments for issuance of redeemable preferred stock	(4,142,294)	-	-	-		(4,142,294)
Payments for redemption of preferred stock	(2,361,692)	-	-	-		(2,361,692)
Preferred stock dividends	(12,356,513)	-	-	-		(12,356,513)
Issuance of member capital	-	134,538,735	114,858,977	(249,397,712)		-
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	182,281,159	134,538,735	64,298,691	(249,397,712)		131,720,873

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,931,796	(9,523,328)	(16,236,217)	-		(21,827,749)

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
BEGINNING OF THE PERIOD	111,952,829	10,854,033	19,964,314	-		142,771,176

END OF THE PERIOD	$115,884,625	$1,330,705	$3,728,097	$-		$120,943,427

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

(24) Concentration

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

On August 10, 2018, in connection with the Initial Transfer of the Beneficient Transaction, the Company (i) acquired a limited partnership investment in the common units of Beneficient, (ii) entered into a Commercial Loan with Beneficient as borrower and (iii) received the Exchangeable Note from Beneficient as borrower. The total carrying value of these investments at September 30, 2018 is $408,940,000, representing 30.5% of the Company’s consolidated assets. Currently there is no liquid market for the common units of Beneficient and it is possible none will develop. Although we intend to hold the Commercial Loan (and the Exchangeable Note to the extent the Final Closing does not occur) to maturity, there is currently no liquid market for these loans and it is possible none will develop.

(25) Subsequent Events

Subsequent to September 30, 2018, policy benefits on five policies covering four individuals have been realized. The face value of insurance benefits of these policies was $4,140,000.

Subsequent to September 30, 2018, we have issued approximately $42,452,000 of L Bonds.

The fair value of our life insurance policies is determined as the net present value of the life insurance portfolio’s future expected net cash flows (policy benefits received and required premium payments) that incorporates current life expectancy estimates and discount rate assumptions. The life expectancy estimates we use for life insurance policies with face amounts greater than $1 million are based upon the average of two life expectancy reports we receive from independent third-party medical-actuarial underwriting firms. We presently attempt to update our life expectancy estimates continuously on a maximum three cycle.

On October 18, 2018, ITM TwentyFirst, LLC (“TwentyFirst”), one of the primary independent third-party medical actuarial underwriting firms we use for life expectancy reports, released an update to their mortality tables and medical underwriting methodologies. As of September 30, 2018, 568 of our life insurance policies, representing approximately $1.3 billion in face value of policy benefits (approximately 65% of our portfolio by face amount), were valued using life expectancy reports that included a report provided by TwentyFirst.

On November 12, 2018, AVS, LLC (“AVS”), another primary independent third-party medical-actuarial underwriting firm we use for life expectancy reports, also released updated mortality tables and medical underwriting methodologies. As of September 30, 2018, 788 of our life insurance policies, representing approximately $1.7 billion in face value of policy benefits (approximately 89% of our portfolio by face amount), were valued using life expectancy reports that included a report provided by AVS.

Based upon information provided by TwentyFirst, we expect that our life expectancy estimates will lengthen, and assuming the application of our current valuation methodology, we have determined the impact (reduction) to the fair value of our life insurance policy portfolio to be $39,800,000 to $54,900,000 (approximately 5.0% to 7.0% of the investment in life insurance policies, at fair value as of September 30, 2018). TwentyFirst’s changes relate to revised estimates of the originally issued life expectancy reports and do not encompass any change in an individual insured’s health condition (for better or worse) since the report was originally issued. Changes in individual insureds health conditions over time can significantly impact actual policy valuations.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (as restated)

This Amendment amends and restates our unaudited consolidated financial statements and related disclosures in Part I, Item 1. “Financial Statements” for the three and nine months ended and as of September 30, 2018 to recognize certain assets and liabilities and related interest income and interest expense that were not previously recognized. Accordingly, the Management’s Discussion and Analysis of Financial Condition and Results of Operations set for below reflects the effects of this restatement.

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

Such risks and uncertainties include, but are not limited to:

●	changes in the secondary market for life insurance;

●	changes resulting from the evolution of our business model and strategy with respect to the life insurance industry;

●	the valuation of assets reflected on our financial statements, including our equity method investment in Beneficient and related financing receivable;

●	the reliability of assumptions underlying our actuarial models, including our life expectancy estimates;

●	our reliance on debt financing and continued access to the capital markets;

●	our history of operating losses;

●	risks relating to the validity and enforceability of the life insurance policies we purchase;

●	risks relating to our ability to license and effectively apply epigenetic technology to improve and expand the scope of our business;

●	our reliance on information provided and obtained by third parties, including changes in underwriting tables and underwriting methodology;

●	federal, state and FINRA regulatory matters;

●	competition in the secondary market of life insurance and epigenetic technology;

●	the relative illiquidity of life insurance policies;

●	illiquidity of our equity method investment in Beneficient and related financing receivable;

●	our ability to satisfy our debt obligations if we were to sell our entire portfolio of life insurance policies;

●	life insurance company credit exposure;

●	cost-of-insurance (premium) increases on our life insurance policies;

●	general economic outlook, including prevailing interest rates;

●	performance of our investments in life insurance policies;

●	Beneficient’s financial performance and ability to execute on its business plan;

●	an inability to obtain accurate and timely financial information from Beneficient;

●	significant financing requirements;

●	the various risks associated with our attempts to commercialize our epigenetic technology;

●	risks associated with our ability to protect our intellectual property rights;

●	litigation risks;

●	restrictive covenants contained in borrowing agreements; and

●	our ability to make cash distributions in satisfaction of dividend obligations and redemption requests.

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

Critical Accounting Policies

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with the Generally Accepted Accounting Principles in the United States of America (GAAP) requires us to make significant judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our judgments, estimates, and assumptions on historical experience and on various other factors believed to be reasonable under the circumstances. Actual results could differ materially from these estimates. We evaluate our judgments, estimates, and assumptions on a regular basis and make changes accordingly. We believe that the judgments, estimates, and assumptions involved in valuing our investments in life insurance policies, the assessment for potential impairment of equity investments, the need for an allowance for loan loss on our financing receivables from affiliate, and evaluating deferred taxes have the greatest potential impact on our consolidated financial statements and accordingly believe these to be our critical accounting estimates. Below we discuss the critical accounting policies associated with these estimates as well as certain other critical accounting policies.

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

For life insurance policies with face amounts greater than $1 million and that are not pledged under any senior credit facility (approximately 21.5% of our portfolio by face amount of policy benefits) we attempt to update the life expectancy estimates on a continuous rotating three year cycle. For life insurance policies that are pledged under the LNV amended and restated senior credit facility (approximately 68.7% of our portfolio by face amount of policy benefits) we are presently required to update the life expectancy estimates every two years beginning from the date of the amended facility. For the remaining small face insurance policies (i.e., a policy with $1 million in face value benefits or less) we may employ a range of methods and timeframes to update life expectancy estimates. When deemed appropriate, we may also update life expectancy estimates from time to time in response to the release by independent third party medical-actuarial underwriting firms of updated mortality tables and medical underwriting methodologies (see Note 25).

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

Our prior experience in updating life expectancy estimates has generally, but not always, resulted in longer life expectancies than we had projected. Life expectancy updates resulted in gain to the fair value of our portfolio in the amount of $0.1 million for the three month ended September 30, 2018, and reductions to the fair value of our portfolio in the amounts of $5.4 million for the three months ended September 30, 2017, and reductions of $4.9 million and $14.0 million for the nine months ended September 30, 2018 and 2017, respectively. As our life insurance portfolio continues to grow, we may experience additional and material adjustments to the fair value of our portfolio due to updating life expectancy estimates and/or changes to life expectancy tables and methodologies by our third party life expectancy providers (see Note 25).

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

Equity Method Investment and Financing Receivable from Affiliate

GWG has an investment in the Beneficient Company Group, L.P., accounted for using the equity method. In addition, GWG has a financing receivable from Beneficient. When circumstances indicate that the carrying value of the equity investment may not be recoverable, the fair value of the equity method investment is evaluated by management. The fair value of this investment is not readily determinable as the Beneficient common units are not currently publicly traded on a stock exchange. Management will use other accepted valuation methods to determine fair value such as discounting estimated future cash flows for the business. If the fair value of the investment is determined to be less than the carrying value and the decline in value is considered to be other than temporary, an appropriate write down is recorded to equity in net earnings of investee based on the excess of the carrying value over the best estimate of fair value of the investment. In addition, if based on current information and events, it is probable that GWG will be unable to collect all amounts due according to the contractual terms of the financing receivable from affiliate and an amount can be reasonably estimated, GWG will write down the amounts to estimated realizable value. Information and events creating uncertainty about the realization of recorded amounts for financing receivables from affiliates include, but are not limited to, the estimated cash flows generated by the affiliate’s business, the sufficiency of collateral securing the amounts, and the creditworthiness of the counterparties involved. Changes in facts, circumstances and management’s estimates and judgment could result in a material charge to earnings. At September 30, 2018, we determined that no indication of an impairment of the equity method investment existed, and no allowance for credit losses was recorded on the financing receivable from affiliate.

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

Interest Income from Financing Receivables from Affiliate. We recognize interest income when earned on the Exchangeable Note and Commercial Loan from Beneficient. Any discounts or premiums are amortized against interest income over the term of the related instrument.

Our main components of expense are summarized below.

Selling, General and Administrative Expenses. We recognize and record expenses incurred in our business operations, including operations related to the purchasing and servicing of life insurance policies. These expenses include salaries and benefits, sales, marketing, occupancy and other expenditures.

Interest Expense. We recognize, and record interest expenses associated with the costs of financing our life insurance portfolio for the current period. These expenses include interest paid to our senior lenders under our senior credit facility with LNV Corporation, as well as interest paid on our L Bonds, Seller Trust L Bonds and other outstanding indebtedness. When we issue debt, we amortize the financing costs (commissions and other fees) associated with such indebtedness over the outstanding term of the financing and classify it as interest expense.

Results of Operations — Three and Nine Months Ended September 30, 2018 Compared to the Same Periods in 2017 (as restated)

The following is our analysis of the results of operations for the periods indicated below. This analysis should be read in conjunction with our condensed consolidated financial statements and related notes.

Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue realized from maturities of life insurance policies	$5,646,000	$7,414,000	$36,542,000	$31,940,000
Revenue recognized from change in fair value of life insurance policies	24,840,000	20,182,000	56,058,000	49,301,000
Premiums and other annual fees	(14,765,000)	(13,175,000)	(39,670,000)	(36,124,000)
Gain on life insurance policies, net	15,721,000	14,421,000	52,930,000	45,117,000
Interest and other income	5,216,000	276,000	6,864,000	1,336,000
Total revenue	$20,937,000	$14,697,000	$59,794,000	$46,453,000

Attribution of gain on life insurance policies, net:
Change in estimated probabilistic cash flows, net of premium and other annual fees paid	$4,304,000	$(606,000)	$15,813,000	$3,909,000
Net revenue recognized at matured policy event	2,323,000	5,193,000	20,217,000	17,189,000
Unrealized gain on acquisitions	9,021,000	7,217,000	21,790,000	25,863,000
Change in discount rates	-	7,987,000	-	12,130,000
Change in life expectancy evaluation	73,000	(5,370,000)	(4,890,000)	(13,974,000)
Gain on life insurance policies, net	$15,721,000	$14,421,000	$52,930,000	$45,117,000

Number of policies acquired	89	65	233	187
Face value of purchases	$120,430,000	$106,871,000	$333,078,000	$300,366,000
Purchases (initial cost basis)	$42,892,000	$25,199,000	$98,442,000	$67,321,000
Unrealized gain on acquisition (% of face value)	7.5%	6.8%	6.5%	8.6%

Number of policies matured	12	8	44	27
Face value of matured policies	$7,973,000	$9,747,000	$50,100,000	$39,657,000
Net revenue recognized at maturity event (% of face value matured)	29.1%	53.3%	40.4%	43.3%

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

Interest and other income is comprised of bank interest, interest from financing receivable from affiliate and other miscellaneous items. Increased revenues of $4.9 million and $5.5 million for the three and nine months ended September 30, 2018, respectively, were primarily driven by $4.3 million of interest income earned on the financing receivables from affiliate which was in the third quarter of 2018, as well as interest income from higher bank account balances and the implementation of a sweep process to move balances to higher interest earning bank accounts.

Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Increase/ (Decrease)	2018	2017	Increase/ (Decrease)
Interest expense (including amortization of deferred financing costs) (1)	$21,799,000	$13,275,000	$8,524,000	$55,011,000	$38,766,000	$16,245,000
Employee compensation and benefits (2)	5,549,000	3,792,000	1,757,000	12,527,000	10,696,000	1,831,000
Legal and professional expenses (3)	1,422,000	1,657,000	(235,000)	3,751,000	3,934,000	(183,000)
Other expenses (4)	2,689,000	2,800,000	(111,000)	8,262,000	9,341,000	(1,079,000)
Total expenses	$31,459,000	$21,524,000	$9,935,000	$79,551,000	$62,737,000	$16,814,000

(1)	The average debt outstanding excluding the Seller Trust L Bonds increased from approximately $595.6 million during the three months ended September 30, 2017 to approximately $745.5 million during the same period of 2018, and from approximately $573.9 million during the nine months ended September 30, 2017 to approximately $719.8 million during the same period of 2018. The average interest rate of the senior credit facility with LNV Corporation increased from 7.49% to 10.27% for the three months ended September 30, 2017 and 2018, respectively, and from 7.50% to 10.02% for the nine months ended September 30, 2017 and 2018, respectively. $403.2 million of Seller Trust L Bonds were issued in August 2018 and $4.3 million of the increased interest relates to these new bonds.

(2)	Increase is incentive cost resulting from certain stock-based compensation items in the third quarter of 2018.

(3)	Decrease is the result of lower legal fees resulting from our exit of the merchant cash advance business.

(4)	Increased contract labor costs, servicing and facility fees were offset by a reduction in charitable contributions and marketing costs, and lower provision for merchant cash advances. See Note 19 for the detailed breakdown of other expenses.

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

Liquidity and Capital Resources

We finance our businesses through a combination of life insurance policy benefit receipts, interest on other investments, equity offerings, debt offerings and our senior credit facility. We have used our debt offerings and our senior credit facility for policy acquisition, policy premiums and servicing costs, working capital and financing expenditures including paying principal, interest and dividends.

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

Financings Summary

We had the following outstanding debt balances as of September 30, 2018 and December 31, 2017:

	As of September 30, 2018		As of December 31, 2017
Issuer/Borrower	Principal Amount Outstanding	Weighted Average Interest Rate	Principal Amount Outstanding	Weighted Average Interest Rate
GWG Holdings, Inc. – L Bonds (see Note 10)	$586,063,000	7.12%	$461,427,000	7.29%
GWG Holdings, Inc. – Seller Trust L Bonds (see Note 11)	403,235,000	7.50%	-	-
GWG DLP Funding IV, LLC – LNV senior credit facility (see Note 8)	171,964,000	10.30%	222,525,000	9.31%
Total	$1,161,262,000	7.72%	$683,952,000	7.95%

The table below reconciles the face amount of our outstanding debt to the carrying value shown on our balance sheets:

	As of September 30, 2018	As of December 31, 2017
Total senior facility with LNV Corporation and other indebtedness
Face amount outstanding	$171,964,000	$222,525,000
Unamortized selling costs	(9,495,000)	(10,287,000)
Carrying amount	$162,469,000	$212,238,000

Seller Trust L Bonds – face and carrying amount	$403,235,000	$-

L Bonds:
Face amount outstanding	$586,063,000	$461,427,000
Subscriptions in process	4,718,000	1,560,000
Unamortized selling costs	(20,581,000)	(15,593,000)
Carrying amount	$570,200,000	$447,394,000

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

In January 2015, we began publicly offering up to $1.0 billion of L Bonds as a follow-on to our earlier $250.0 million public debt offering. In January 2018, we began publicly offering up to $1.0 billion L Bonds as a follow-on to our earlier L Bond offering. Through September 30, 2018, the total amount of these L Bonds sold, including renewals, was $1.0 billion. As of September 30, 2018 and December 31, 2017, respectively, we had approximately $586.1 million and $461.4 million in principal amount of L Bonds outstanding.

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

On August 10, 2018, GWG Holdings, GWG Life and the Trustee, entered into the Supplemental Indenture to the Amended and Restated Indenture. GWG Holdings entered into the Supplemental Indenture to add and modify certain provisions of the Amended and Restated Indenture necessary to provide for the issuance of the Seller Trust L Bonds. Also on August 10, 2018, we issued Seller Trust L Bonds in the amount of $403,234,866 to the Seller Trusts in connection with the Initial Transfer. The maturity date of the Seller Trust L Bonds is August 9, 2023. The Seller Trust L Bonds bear interest at 7.5% per annum. Interest is payable monthly in cash (see Note 11).

In August 2018, we offered and sold 5,000,000 shares of our Series B in reliance upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933. The Series B shares were issued, at a $10 per share value, for cash consideration of $50 million.

The weighted-average interest rate of our outstanding L Bonds (excluding the Seller Trust L Bonds) as of September 30, 2018 and December 31, 2017 was 7.12% and 7.29%, respectively, and the weighted-average maturity at those dates was 2.67 and 2.38 years, respectively. Our L Bonds have renewal features. Since we first issued our L Bonds, we have experienced $473.7 million in maturities, of which $279.9 million has renewed through September 30, 2018 for an additional term. This has provided us with an aggregate renewal rate of approximately 59.1% for investments in these securities.

Future contractual maturities of L Bonds at September 30, 2018 are(1):

Years Ending December 31,	L Bonds
Three months ending December 31, 2018	$26,778,000
2019	150,056,000
2020	137,067,000
2021	87,360,000
2022	39,713,000
2023	53,616,000
Thereafter	91,473,000
$586,063,000

(1)	Excluding the Seller Trust L Bonds (see Note 11).

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

We expect to meet our ongoing operational capital needs for policy acquisition, policy premiums and servicing costs, working capital and financing expenditures including paying principal, interest and dividends through a combination of the receipt of policy benefits from our portfolio of life insurance policies, dividends and interest on other investments, net proceeds from our L Bond offering, and funding available from our amended and restated senior credit facility with LNV Corporation. We estimate that our liquidity and capital resources are sufficient for our current and projected financial needs for at least the next twelve months given current assumptions. However, if we are unable to continue our L Bonds offering for any reason, and we are unable to obtain capital from other sources, our business will be materially and adversely affected. In addition, our business will be materially and adversely affected if we do not receive the policy benefits we forecast and if holders of our L Bonds fail to renew with the frequency we have historically experienced. In such a case, we could be forced to sell our investments in life insurance policies to service or satisfy our debt-related and other obligations. A sale under such circumstances may result in significant impairment of the recognized value of our portfolio.

Capital expenditures have historically not been material and we do not anticipate making material capital expenditures in 2018 or beyond.

Portfolio Assets and Secured Indebtedness

At September 30, 2018, the fair value of our investments in life insurance policies of $791.5 million plus our cash balance of $117.9 million, restricted cash balance of $3.1 million, policy benefits receivable of $10.5 million, financing receivables from affiliate of $366.9 million, equity method investments of $42.1 million, totaled $1,332.0 million, representing an excess of portfolio assets over secured indebtedness of $170.7 million. At December 31, 2017, the fair value of our investments in life insurance policies of $650.5 million plus our cash balance of $114.4 million, our restricted cash balance of $28.3 million, matured policy benefits receivable of $16.7 million, totaled $809.9 million, representing an excess of portfolio assets over secured indebtedness of $126.0 million.

The following forward-looking table seeks to illustrate the impact that a hypothetical sale of our portfolio of life insurance assets (at various discount rates) and the realization of the financing receivables from affiliates and equity method investments (at their carrying amounts) would have on our ability to satisfy our debt obligations as of September 30, 2018. In all cases, the sale of the life insurance assets owned by DLP IV will be used first to satisfy all amounts owing under our amended and restated senior credit facility with LNV Corporation. The net sale proceeds remaining after satisfying all obligations under our amended and restated senior credit facility with LNV Corporation would be applied to the L Bonds and Seller Trust L Bonds on a pari passu basis.

Portfolio Discount Rate	10%	12%	14%	16%	17%
Value of portfolio	$808,019,000	$738,893,000	$679,850,000	$628,979,000	$606,131,000
Cash, cash equivalents and policy benefits receivable	131,416,000	131,416,000	131,416,000	131,416,000	131,416,000
Financing receivable from affiliate	366,871,000	366,871,000	366,871,000	366,871,000	366,871,000
Equity method investment	42,069,000	42,069,000	42,069,000	42,069,000	42,069,000
Total assets	1,348,375,000	1,279,249,000	1,220,206,000	1,169,335,000	1,146,487,000
Senior credit facility	171,964,000	171,964,000	171,964,000	171,964,000	171,964,000
Net after senior credit facility	1,176,411,000	1,107,285,000	1,048,242,000	997,371,000	974,523,000
L Bonds	586,063,000	586,063,000	586,063,000	586,063,000	586,063,000
Seller Trust L Bonds	403,235,000	403,235,000	403,235,000	403,235,000	403,235,000
Net remaining	$187,113,000	$117,987,000	$58,944,000	$8,073,000	$(14,775,000)
Impairment to L Bonds and Seller Trust L Bonds	No impairment	No impairment	No impairment	No Impairment	Impairment

The table illustrates that our ability to fully satisfy amounts owing under the L Bonds and Seller Trust L Bonds would likely be impaired upon the sale or realization of financing receivable from affiliate and equity method investment at their respective carrying amounts plus the sale or realization of all our life insurance assets at a price equivalent to a discount rate of approximately 16.35% or higher. At December 31, 2017, the likely impairment occurred at a discount rate of approximately 15.04% or higher. The discount rate used to calculate the fair value of our portfolio was 10.45% as of both September 30, 2018 and December 31, 2017.

The table does not include any allowance for transactional fees and expenses associated with a portfolio sale or the sale or realization of the financing receivables from affiliate and equity method investments (which expenses and fees could be substantial) and is provided to demonstrate how various discount rates used to value our portfolio could affect our ability to satisfy amounts owing under our debt obligations in light of our senior secured lender’s right to priority payments under our amended and restated senior credit facility with LNV Corporation. This table also does not include the yield maintenance fee, which could be substantial, we are required to pay in certain circumstances under our amended and restated senior credit facility with LNV Corporation. You should read the above table in conjunction with the information contained in other sections of this report, including Critical Accounting Policies — Fair Value Components — Discount Rate and the notes to the consolidated financial statements.

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

Under the amended and restated senior credit facility, DLP IV has granted the administrative agent, for the benefit of the lenders under the facility, a security interest in all of DLP IV’s assets. As with prior collateral arrangements relating to the senior secured debt of GWG Holdings and its subsidiaries (on a consolidated basis), GWG Holdings’ equity ownership in DLP IV continues to serve as collateral for the obligations of GWG Holdings under the L Bonds and Seller Trust L Bonds (although the life insurance assets owned by DLP IV will not themselves serve directly as collateral for those obligations).

Cash Flows

The payment of premiums and servicing costs to maintain life insurance policies represents our most significant requirement for cash disbursement. When a policy is purchased, we are able to calculate the minimum premium payments required to maintain the policy in-force. Over time as the insured ages, premium payments will increase. Nevertheless, the probability we will actually be required to pay the premiums decreases as mortality becomes more likely. These scheduled premiums and associated probabilities are factored into our expected internal rate of return and cash-flow modeling. Beyond premiums, we incur policy servicing costs, including annual trustee, policy administration and tracking costs. Additionally, we incur significant financing costs, including principal, interest and dividends. Both policy servicing costs and financing costs are excluded from our internal rate of return calculations. We finance our businesses through a combination of life insurance policy benefit receipts, interest on other investments, equity offerings, debt offerings, and our amended and restated senior credit facility with LNV Corporation.

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

Off-Balance Sheet Arrangements

We are party to an office lease with U.S. Bank National Association as the landlord. On September 1, 2015, we entered into an amendment that expanded the leased space to 17,687 square feet and extended the term through October 2025 (see Note 21).

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

Non-GAAP Financial Measures (as restated)

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

In addition, the Indenture governing our L Bonds and Seller Trust L Bonds requires us to maintain a “Debt Coverage Ratio” designed to provide reasonable assurance that the buy and hold value of our life insurance portfolio plus the value of all our other assets exceed our total outstanding indebtedness. This ratio is calculated using non-GAAP measures as described below, again without regard to GAAP-based fair value measures.

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

	As of September 30, 2018	As of December 31, 2017
Expected IRR (1)	10.12%	10.48%
Total weighted-average interest rate on indebtedness for borrowed money (2)	7.72%	7.95%
Total excess spread (3)	2.40%	2.53%

(1)	Excludes IRR realized on matured life insurance policies — which are substantial.

(2)	Represents the weighted-average interest rate paid on all interest-bearing indebtedness as of the measurement date, determined as follows:

Indebtedness	As of September 30, 2018	As of December 31, 2017
Senior credit facility with LNV Corporation	$171,964,000	$222,525,000
L Bonds	586,063,000	461,427,000
Seller Trust L Bonds	403,235,000	-
Total	$1,161,262,000	$683,952,000

Interest Rates on Indebtedness
Senior credit facility with LNV Corporation	10.30%	9.31%
L Bonds	7.12%	7.29%
Seller Trust L Bonds	7.50%	-
Weighted-average interest rates paid on indebtedness	7.72%	7.95%

(3)	Calculated as the Expected IRR minus the weighted-average interest rate on interest-bearing indebtedness(2).

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

	As of September 30, 2018	As of December 31, 2017
Life insurance portfolio policy benefits	$1,961,598,000	$1,676,148,000
Discount rate of future cash flows (1)	7.84%	7.95%
Net present value of life insurance portfolio policy benefits	$896,903,000	$737,625,000
Cash and cash equivalents	120,943,000	142,771,000
Life insurance policy benefits receivable	10,473,000	16,659,000
Other assets (2)	418,777,000	-
Total Coverage	$1,447,096,000	$897,055,000

Senior credit facility	$171,964,000	$222,525,000
L Bonds and Seller Trust L Bonds	989,298,000	461,427,000
Total Indebtedness	$1,161,262,000	$683,952,000

Debt Coverage Ratio	80.25%	76.24%

(1)	Weighted-average interest rate paid on indebtedness exclusive of Seller Trust L Bonds.

(2)	The Total Coverage amount as of September 30, 2018 includes “other assets” of GWG Holdings as reflected on its most recently available balance sheet prepared in accordance with GAAP.

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

ITEM 4.	CONTROLS AND PROCEDURES. (restated)

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

As of September 30, 2018, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Controls and procedures were deemed effective in the Original Filing on November 19, 2018. Based on the current evaluation as of this Amendment, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of September 30, 2018.

Material Weakness in Internal Control over Financial Reporting

A summary of the Beneficient Transaction is set forth in our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 14, 2018 and amended in our Current Report on Form 8-K/A filed with the Securities and Exchange Commission on November 9, 2018.

On August 10, 2018, the Company, Beneficient, MHT SPV, and the Seller Trusts entered into a Third Amendment to Master Exchange Agreement. Pursuant to the Third Amendment, the parties agreed to consummate the transactions contemplated by the Master Exchange Agreement in two closings.

The first closing (the “Initial Transfer”) occurred on August 10, 2018.

The second closing (“Final Closing”) occurred on December 28, 2018.

Given the highly complex nature of the Beneficient Transaction, the Company considered multiple alternatives to account for this significant and complex transaction. The Company evaluated these alternatives and given the uncertainty of a Final Closing event and the fact that, under the Supplemental Indenture governing the Seller Trust L Bonds, the Company could use the assets received in the Initial Transfer to satisfy the Seller Trust L Bonds which we issued at the Initial Transfer (in the event a Final Closing did not occur by January 31, 2019, the “Unwind”). Accordingly, the Company decided not to recognize the assets and liabilities exchanged in the Initial Transfer that were subject to the Unwind. The Company did, however, provide a detailed description of the Initial Transfer, all of the instruments exchanged at the Initial Transfer, and the non-recognition treatment chosen by it in the notes to the condensed consolidated financial statements in the Original Filing.

In connection with the preparation of its Annual Report on Form 10-K for the year ended December 31, 2018, the Company sought “pre-clearance” from the staff of the Securities and Exchange Commission (“SEC” or “Staff”) regarding two elements of the Beneficient Transaction, including whether the two transaction events should be accounted for as a single transaction as of the Final Closing. The Staff encourages companies and their auditors to consult with the Office of the Chief Accountant on accounting, financial reporting, and auditing concerns or questions, especially those involving unusual, complex, or innovative transactions for which no clear authoritative guidance exists as well as on issues regarding auditor independence. After discussions between the Company, its independent auditors and the Staff, the Staff expressed its view that GWG should record the two transaction events separately. GWG then analyzed the error and the impact of the misstatement on the Original Filing. The conclusion of this analysis is what led the Company’s Audit Committee to conclude that the restatement of the Company’s Original Filing is appropriate.

Management has reassessed its evaluation of the effectiveness of the operation of controls in application of generally accepted accounting principles regarding material complex non-routine transactions. As a result of that assessment, management has concluded that we did not maintain effective controls due to material weakness in internal control over financial reporting which existed at that date.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

The Company intends to remediate its material weakness in internal control over financial reporting regarding the application of generally accepted accounting principles to material complex non-routine transactions by the engagement of nationally recognized accounting experts to assist us in accounting and reporting analysis, guidance research and accounting memo documentation. In instances where the Company is faced with material conflicting accounting guidance interpretations from reputable accounting experts, we will consult with the Commission for clarification on the appropriate application of generally accepted accounting principles to enable appropriate application within our financial statements.

Changes in Internal Control over Financial Reporting

As a result of the financing receivable from affiliate and equity method investment the Company acquired in the three month period ended September 30, 2018 the Company has added an internal control regarding assessing these assets for potential impairment that is deemed other-than-temporary.

Except for (1) the added control regarding assessment for potential impairment and (2) the identification of the material weakness regarding the application of generally accepted accounting principles to material complex non-routine transactions, there were no other changes in our internal control over financial reporting identified in connection with management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

On November 15, 2018, the Company’s Board of Directors approved a stock repurchase program pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate purchase price not to exceed $1.5 million. Stock repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or otherwise. The timing and exact amount of repurchases will be subject to various factors, including the Company’s capital position, liquidity, alternative uses of capital, stock trading price, and general market conditions, and it may be modified, suspended or terminated at any time. The stock repurchase program does not obligate the Company to purchase any shares, and expires on April 30, 2019.

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

GWG HOLDINGS, INC.

Date: April 19, 2019	By:	/s/ Jon R. Sabes
Chief Executive Officer

Date: April 19, 2019	By:	/s/ William B. Acheson
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
4.1	Certificate of Designations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed August 14, 2018)
4.2	Supplemental Indenture dated as of August 10, 2018 to the Amended and Restated Indenture with Bank of Utah, dated October 23, 2017 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed August 14, 2018)
4.3	Form of Seller Trustee L Bond Certificate (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed August 14, 2018).
10.1	Third Amendment to Master Exchange Agreement, dated August 10, 2018, between GWG Holdings, Inc., GWG Life, LLC, The Beneficient Company Group, L.P., MHT Financial SPV, LLC, a Delaware limited liability company, and various related trusts (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 14, 2018)
10.2	Commercial Loan Agreement, dated August 10, 2018, between GWG Holdings, Inc. and The Beneficient Company Group, L.P (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed August 14, 2018).
10.3	Exchangeable Note, dated August 10, 2018, from The Beneficient Company Group, L.P. to GWG Holdings, Inc. and (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed August 14, 2018)
10.4	Registration Rights Agreement, dated August 10, 2018, between GWG Holdings, Inc. and various related trusts (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed August 14, 2018)
10.5	Registration Rights Agreement, dated August 10, 2018, between GWG Holdings, Inc. and The Beneficient Company Group, L.P (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed August 14, 2018)
31.1	Section 302 Certification of the Chief Executive Officer (filed herewith).
31.2	Section 302 Certification of the Chief Financial Officer (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.1	Letter from Model Actuarial Pricing Systems, dated October 24, 2018 (filed herewith).
99.2	Portfolio of Life Insurance Policies as of September 30, 2018 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Doücument
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document