Form 10-K
period 2018-12-31
GWG Holdings, Inc.
filed 2019-07-09
CIK 1522690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

_________________________

FORM 10-K

_________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-36615

_________________________

GWG HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

_________________________

Delaware	26-2222607
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 South Sixth Street, Suite 1200

Minneapolis, MN 55402

(Address of principal executive offices, including zip code)

(612) 746-1944

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	GWGH	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act

None

_________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $11,692,802 as of June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), based on a total of 1,522,500 shares of common stock held by non-affiliates and a closing price of $7.68 as reported on the Nasdaq Capital Market on June 29, 2018. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners, are, in fact, affiliates of the registrant.

As of June 30, 2019, GWG Holdings, Inc. had 33,033,420 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

GWG HOLDINGS, INC.

Index to Form 10-K

for the Fiscal Year Ended December 31, 2018

i

PART I

ITEM 1. BUSINESS.

Organizational Structure

Our business was originally organized in February 2006. We added our current parent holding company, GWG Holdings, Inc., in March 2008, and in September 2014 we consummated an initial public offering of our common stock on The NASDAQ Capital Market where our stock trades under the ticker symbol “GWGH.”

GWG Holdings conducts its life insurance secondary market business through a wholly owned subsidiary, GWG Life, LLC (“GWG Life”), and GWG Life’s wholly owned subsidiaries, GWG Life Trust and GWG DLP Funding IV, LLC. GWG Holdings’ indirect interests in other alternative assets are held and managed by The Beneficient Company Group, L.P. (“BEN LP,” including all of the subsidiaries it may have from time to time — “Beneficient”) and its general partner, Beneficient Management, L.L.C. All of these entities are legally organized in Delaware, other than GWG Life Trust, which is governed by the laws of the State of Utah. GWG Holdings’ wholly owned subsidiary, Life Epigenetics Inc. (formerly named Actüa Life & Annuity Ltd.) (“Life Epigenetics”), was formed to engage in various life insurance related businesses and activities related to its development of epigenetic technology. Through its wholly owned subsidiary, youSurance General Agency, LLC (“youSurance”), GWG Holdings offers life insurance directly to customers from a variety of life insurance carriers. Unless the context otherwise requires or we specifically so indicate, all references in this report to “we,” “us,” “our,” “our Company,” “GWG,” or the “Company” refer to these entities collectively. Our headquarters are currently based in Minneapolis, Minnesota.

Beneficient was formed in 2003 but began its alternative asset business in September 2017. Beneficient operates primarily through its subsidiaries, which provide Beneficient’s products and services. These subsidiaries include: (i) Beneficient Capital Company, L.L.C. (“BCC”), through which Beneficient offers loans and liquidity products; (ii) Beneficient Administrative and Clearing Company, L.L.C. (“BACC”), through which Beneficient provides services for fund and trust administration and plans to provide custody services; (iii) PEN Indemnity Insurance Company, LTD (“PEN”), through which Beneficient plans to offer insurance services; and (iv) ACE Portal, L.L.C. (“ACE”), through which Beneficient plans to provide an online portal for direct access to Beneficient’s financial services and products.

Our Company

We are a financial services company committed to transforming the alternative asset industry with disruptive and innovative products and services. In 2018 and early 2019 we consummated a series of transactions (as more fully described below) with Beneficient that has resulted in a significant reorientation of our business and capital allocation strategy towards an expansive and diverse exposure to alternative assets. As part of this reorientation, we also changed our Board of Directors and executive management team.

Beneficient, through its subsidiaries, plans to operate three potentially high value, high margin lines of business:

•        Private Trust Lending & Liquidity Products. Through BCC, Beneficient provides a unique suite of private trust, lending and liquidity products focused on bringing liquidity to owners of professionally managed alternative assets. Beneficient’s innovative liquidity solutions are designed to serve mid-to-high net worth (“MHNW”) individuals, small-to-mid sized (“STM”) institutions, and asset managers who have historically possessed few attractive options to access early liquidity from their alternative assets. Beneficient targets MHNW clients with $5 million to $30 million in net worth and STM institutional clients typically holding up to $1 billion in assets.

•        Trust and Custody Services. Through BACC and (subject to capitalization) through PEN, Beneficient plans, in the future, to market retirement funds, custody and clearing of alternative assets, and trustee and insurance services for covering risks attendant to owning or managing alternative assets.

•        Financial Technology. Through ACE, Beneficient plans to provide online portals and financial technologies for the trading and financing of alternative assets.

Beneficient’s existing and planned products and services are designed to support the tax and estate planning objectives of its MHNW clients, facilitate a diversification of assets or simply provide administrative management and reporting solutions tailored to the goals of the investor who owns alternative investments.

While we are continuing our work to maximize the value of our secondary life insurance business, we have made the strategic decision to begin reducing capital allocated to purchasing additional life insurance policies in the secondary market and to begin increasing capital allocated toward providing liquidity to a broader range of alternative assets, primarily through investments in Beneficient. We believe Beneficient can finance investments in alternative assets that will produce higher risk-adjusted returns than those we can achieve from life insurance policies acquired in the secondary market. Furthermore, although we believe that our portfolio of life insurance policies is a meaningful component of a growing diversified alternative asset portfolio, we have begun to explore strategic alternatives for our life insurance portfolio aimed at maximizing its value, including a possible sale, refinancing or recapitalization of our life insurance portfolio.

We completed our transactions with Beneficient to provide us with a significant increase in assets and common shareholder equity. In addition, our transactions with Beneficient provide us with the opportunity for a diversified source of future earnings within the alternative asset industry. We believe the Beneficient transactions will transform GWG from a niche provider of liquidity to owners of life insurance to, as GWG and Beneficient expand their strategic relationship, a full-scale provider of trust and liquidity products and services to owners of a broad range of alternative assets.

The Beneficient Transactions

The Exchange Transaction

On January 12, 2018, GWG Holdings and GWG Life entered into a Master Exchange Agreement with Beneficient, MHT Financial SPV, LLC, a Delaware limited liability company (“MHT SPV”), and various related trusts (the “Seller Trusts”), as amended and restated on January 18, 2018 with effect from January 12, 2018, and as further amended by the First Amendment to Master Exchange Agreement, the Second Amendment to Master Exchange Agreement and the Third Amendment to the Master Exchange Agreement (as amended, the “Master Exchange Agreement”). The material terms and conditions of the initial Master Exchange Agreement were described in GWG Holdings’ Current Report on Form 8-K (the “January 2018 Form 8-K”) filed with the Securities and Exchange Commission (“SEC”) on January 18, 2018.

On August 10, 2018, GWG Holdings, GWG Life, Beneficient, MHT SPV, and the Seller Trusts entered into a Third Amendment to Master Exchange Agreement (the “Third Amendment”). Pursuant to the Third Amendment, the parties agreed to consummate the transactions contemplated by the Master Exchange Agreement in two closings. The Third Amendment also generally deleted MHT SPV as a party to the Master Exchange Agreement. The material terms and conditions of the Third Amendment to Master Exchange Agreement were described in GWG Holdings’ Current Report on Form 8-K (the “August 2018 Form 8-K”) filed with the SEC on August 14, 2018. The transactions contemplated by the Master Exchange Agreement, as amended, are referred to throughout this Report as the “Exchange Transaction.”

On the first closing date, which took place on August 10, 2018 (the “Initial Transfer Date”):

•        in consideration for GWG and GWG Life entering into the Master Exchange Agreement and consummating the transactions contemplated thereby, BEN LP, as borrower, entered into a commercial loan agreement (the “Commercial Loan Agreement”) with GWG Life, as lender, providing for a loan in a principal amount of $200,000,000 (the “Commercial Loan”);

•        BEN LP delivered to GWG a promissory note (the “Exchangeable Note”) in the principal amount of $162,911,379;

•        BEN LP purchased 5,000,000 shares of GWG’s Series B Convertible Preferred Stock, par value $0.001 per share and having a stated value of $10 per share (the “Convertible Preferred Stock”), for cash consideration of $50,000,000, which shares were subsequently transferred to the Seller Trusts;

•        the Seller Trusts delivered to GWG 4,032,349 common units of BEN LP at an assumed value of $10 per common unit;

•        GWG issued to the Seller Trusts Seller Trust L Bonds due 2023 (the “Seller Trust L Bonds”) in an aggregate principal amount of $403,234,866, as more fully described below;

•        GWG and the Seller Trusts entered into a registration rights agreement with respect to the Seller Trust L Bonds received by the Seller Trusts; and

•        GWG and Beneficient entered into a registration rights agreement with respect to the BEN LP common units received and to be received by GWG.

Under the Master Exchange Agreement, at the final closing (the “Final Closing” and the date on which the final closing occurred, the “Final Closing Date”), which occurred on December 28, 2018:

•        in accordance with the Master Exchange Agreement, and based on the net asset value of alternative asset financings as of the Final Closing Date, effective as of the Initial Transfer Date, (i) the principal amount of the Commercial Loan was reduced to $181,974,314, (ii) the principal amount of the Exchangeable Note was reduced to $148,228,432, and (iii) the principal amount of the Seller Trust L Bonds was reduced to $366,891,940;

•        the Seller Trusts refunded to GWG $840,430 in interest paid on the Seller Trust L Bonds related to the Seller Trust L Bonds that were issued as of the Initial Transfer Date but cancelled, effective as of the Initial Transfer Date, on the Final Closing Date;

•        the accrued interest on the Commercial Loan and the Exchangeable Note was added to the principal amount of the Commercial Loan, as a result of which the principal amount of the Commercial Loan as of the Final Closing Date was $192,507,946;

•        the Seller Trusts transferred to GWG an aggregate of 21,650,087 common units of BEN LP and GWG received 14,822,843 common units of BEN LP in exchange for the Exchangeable Note, upon completion of which GWG owned (including the 4,032,349 common units received by GWG on the Initial Transfer Date) 40,505,279 common units of BEN LP;

•        BEN LP issued to GWG an option (the “Option Agreement”) to acquire the number of common units of BEN LP, interests or other property that would be received by a holder of the NPC-A Prime limited partnership interests of Beneficient Company Holdings, L.P., an affiliate of BEN LP (“Beneficient Holdings”); and

•        GWG issued to the Seller Trusts 27,013,516 shares of GWG common stock (including shares issued upon conversion of the Convertible Preferred Stock).

On the Final Closing Date, GWG and the Seller Trusts also entered into a registration rights agreement with respect to the shares of GWG common stock owned by the Seller Trusts, an orderly marketing agreement and a stockholders agreement. The material terms of these agreements were described in our Information Statement on Schedule 14C filed with the SEC on December 6, 2018 and in our Current Report on Form 8-K filed with the SEC on January 4, 2019.

The Expanded Strategic Relationship

In the second quarter of 2019, we completed an expansion of the strategic relationship with Beneficient, which was a transformational event for both organizations that creates a unified platform uniquely positioned to provide an expanded suite of products, services and resources for investors and the financial professionals who assist them. GWG and Beneficient intend to collaborate extensively and capitalize on one another’s capabilities, relationships and services.

On April 15, 2019, Jon R. Sabes, the Company’s former Chief Executive Officer and a former director, and Steven F. Sabes, the Company’s former Executive Vice President and a former director, entered into a Purchase and Contribution Agreement (the “Purchase and Contribution Agreement”) with, among others, Beneficient. The Purchase and Contribution Agreement was summarized in our Current Report on Form 8-K filed with the SEC on April 16, 2019.

The closing of the transactions contemplated by the Purchase and Contribution Agreement (the “Purchase and Contribution Transaction”) occurred on April 26, 2019. Prior to or in connection with such closing:

•        Messrs. Jon and Steven Sabes sold and transferred all of the shares of the Company’s common stock held directly and indirectly by them and their immediate family members (approximately 12% of the Company’s outstanding common stock in the aggregate); specifically, Messrs. Jon and Steven Sabes (i) sold an aggregate 2,500,000 shares of Company common stock to BCC for $25,000,000 in cash and (ii) contributed the remaining 1,452,155 shares of Company common stock to AltiVerse Capital Markets, L.L.C., a Delaware limited liability company (“AltiVerse”) (which is a limited liability company owned by certain of Beneficient’s founders, including Brad K. Heppner (GWG’s Chairman and Beneficient’s Chief Executive Officer and Chairman) and Thomas O. Hicks (one of Beneficient’s current directors and a director of GWG)), in exchange for certain equity interests in AltiVerse.

•        Our bylaws were amended to increase the maximum number of directors of the Company from nine to 13, and the actual number of directors comprising the Board was increased from seven to 11.

•        All seven members of the Company’s Board of Directors prior to the closing resigned as directors of the Company, and 11 individuals designated by Beneficient were appointed as directors of the Company, leaving two board seats vacant after the closing.

•        Jon R. Sabes resigned from all officer positions he held with the Company or any of its subsidiaries prior to the closing, other than his position as Chief Executive Officer of the Company’s technology focused wholly owned subsidiaries, Life Epigenetics and youSurance.

•        Steven F. Sabes resigned from all officer positions he held with the Company or any of its subsidiaries prior to the closing, except as Chief Operating Officer of Life Epigenetics.

•        The resignations of Messrs. Jon and Steven Sabes included a full waiver and forfeit of (i) any severance that may be payable by the Company or any of its subsidiaries in connection with such resignations or the Transactions and (ii) all equity awards of the Company currently held by either of them.

•        Murray Holland, a trust advisor of the Seller Trusts, was appointed as Chief Executive Officer of the Company.

•        The Company entered into performance share unit agreements with certain employees of the Company pursuant to which such employees will receive a bonus under certain terms and conditions, including, among others, that such employees remain employed by the Company or one of its subsidiaries (or, if no longer employed, such employment was terminated by the Company other than for cause, as such term is defined in the performance share unit agreement) for a period of 120 days following the closing.

•        The stockholders agreement that was entered into on the Final Closing Date was terminated by mutual consent of the parties thereto.

•        BCC and AltiVerse executed and delivered a Consent and Joinder to the Amended and Restated Pledge and Security Agreement dated October 23, 2017 by and among the Company, GWG Life, LLC, Messrs. Jon and Steven Sabes and the Bank of Utah, which provides that the shares of the Company’s common stock acquired by BCC and AltiVerse pursuant to the Purchase and Contribution Agreement will continue to be pledged as collateral security for the Company’s obligations owing in respect of the L Bonds issued under our Amended and Restated Indenture, dated as of October 23, 2017, as amended and supplemented.

Among other things, the Purchase and Contribution Agreement contemplates that after the closing, the parties will seek to enter into an agreement pursuant to which the Company will have the right to appoint a majority of the board of directors of the general partner of Beneficient, resulting in the Company and Beneficient being under common control. The Company and Beneficient will also seek to enter into an agreement pursuant to which the Company will offer and distribute (through a FINRA registered managing broker-dealer) Beneficient’s liquidity products and services. The Company intends to reduce capital allocated to life insurance assets while it works with Beneficient to build a larger diversified portfolio of alternative asset investment products.

A copy of the Purchase and Contribution Agreement is incorporated by reference as Exhibit 99.3 to this Report.

We refer to the Exchange Transaction and the Purchase and Contribution Transaction as the “Beneficient Transactions.”

Segment Financial Information

We have two reportable segments: 1) Investment in Beneficient and 2) Secondary Life Insurance.

GWG segment information is included in Note 21, Segment Reporting, to the consolidated financial statements included in Item 8 of Part II of this 10-K.

Market Opportunity

Alternative Asset Liquidity Products and Services

The market demand for liquidity from owners of alternative assets is attributable to the outstanding net asset value of illiquid alternative assets (“NAV”) held by U.S. investors. Using data from various published industry reports from 2017 and 2018, certain widely accepted commercial private-equity databases, and applying its own proprietary assumptions and calculations (“BEN Estimates”), Beneficient estimates that total outstanding NAV held by U.S. investors exceeded $3 trillion in 2018.

According to at least one industry report from 2018, total outstanding NAV in the hands of U.S. investors grew at a 12.1% compound annual growth rate (CAGR) for the ten years ended 2018 and is forecasted to grow at an 8% CAGR through 2023 as a result of continued increases in capital committed to the alternative asset class.

According to BEN Estimates, the large U.S. institutions representing approximately 54% of the NAV have consistently sought liquidity on approximately 1.85% to 2.25% of their outstanding NAV. Based on BEN Estimates, this has led to an annual demand for liquidity of nearly $40 billion in recent years.

A primary group not included in this demand is the MHNW investor who holds investments of $5 million to $30 million compared to a large institution’s holdings in the hundreds of millions or billions of dollars. Intermediary brokers will often not represent the MHNW individuals (or STM institutional investors). According to BEN Estimates, MHNW investors hold over $700 billion in NAV, yet MHNW investors have only been able to access liquidity representing less than 0.5% of the NAV held by them each year, compared to the average 2% achieved by the large institutional owners, representing 54% of the market.

Based on these amounts, Beneficient estimates that MHNW investors would seek liquidity of 3% of their outstanding NAV, or a slightly greater percentage than that of large U.S. institutions, each year if liquidity was made available to them. As a result, and according to BEN Estimates, the estimated market demand for liquidity by MHNW individuals would have exceeded $20 billion in 2018.

Secondary Life Insurance Market

The market for life insurance is large. According to the American Council of Life Insurers Fact Book 2018 (ACLI), consumers owned approximately $12.0 trillion in face value of individual life insurance policy benefits in the United States in 2017. In that same year, the ACLI reports that individual consumers purchased an aggregate of $3.1 trillion of new individual life insurance policy benefits. This figure includes all types of individual life policies, including term insurance and permanent insurance known as whole life and universal life.

The life insurance secondary market primarily serves consumers, 65 years and older, and their families who own life insurance.

The secondary market for life insurance exists as a result of consumer lapse behaviors and surrender values far below economic value offered to consumers for their life insurance by the issuing insurance carriers. The ACLI reports that the annual lapse and surrender rate for individual life insurance policies is 5.7% of the in-force face value of benefits, amounting to over $680 billion in face value of policy benefits lapsed and surrendered in 2017 alone. According to Milliman (2004), a leading actuarial consulting firm, nearly 88% of all universal life insurance policies issued in the United States ultimately do not terminate with the payment of a death claim.

In 2017, the National Association of Insurance Commissioners (“NAIC”) issued a policy bulletin in support of products we provide that the bulletin described as “innovative private market solutions for financing Americans’ long-term care needs.” The NAIC, citing the Company’s August 25, 2016 presentation, discussed how consumers could exchange the market value of their life insurance policies for products designed to fund long-term care expenses.

Primary Life Insurance Market and Technology (“Insurtech”)

The opportunity to apply technology to transform the insurance industry is significant. The application of technology to the insurance industry, commonly referred to as “insurtech”, provides opportunities for new entrants into the traditional insurance marketplace that have the potential to significantly disrupt the insurance industry’s historical approach to assessing and selecting acceptable underwriting risks.

As contemplated by the Purchase and Contribution Agreement described above, the Company intends to:

(a)     form a new technology subsidiary under the name of InsurTech Holdings, LLC (“InsurTech”), which will be wholly owned by a subsidiary of GWG other than GWG Life, LLC;

(b)    effect a reorganization so that InsurTech owns only two direct subsidiaries, Life Epigenetics Inc. and youSurance General Agency, LLC, both of which hold all insurtech assets, and one indirect subsidiary, Scientific Testing Partners, LLC, a wholly owned subsidiary of Life Epigenetics;

(c)     cause Life Epigenetics and youSurance to become independent of GWG on commercially reasonable terms as soon as practical; and

GWG anticipates funding a total of $20 million in capital to InsurTech over the next two years.

If we succeed in causing Life Epigenetics and youSurance to become independent of GWG, GWG may retain a significant ownership interest in the independent company.

Business Strategies

1.      Liquidity For Alternative Assets

As a result of the Beneficient Transactions, we are now uniquely positioned to provide liquidity and related services to investors holding a full range of illiquid alternative assets. We will continue to work closely with Beneficient to create the most value for holders of alternative assets, the financial professionals who advise them and for our shareholders.

Beneficient provides private trust solutions, including a unique suite of lending and liquidity products focused on bringing liquidity to owners of alternative assets. Beneficient’s innovative liquidity solutions are designed to serve MHNW individuals, STM institutions, and asset managers who have historically possessed few attractive options to access early liquidity from their alternative assets. Beneficient targets MHNW individual clients with $5 million to $30 million in investments and institutional clients typically holding up to $1 billion in assets.

Beneficient’s products can also support tax and estate planning objectives, facilitate a diversification of assets or simply provide administrative management and reporting solutions tailored to the goals of the investor. In the future, Beneficient plans to offer insurance services covering risks associated with owning or managing alternative assets.

Our life insurance secondary market business is designed to serve consumers 65 years or older owning life insurance. We seek to earn non-correlated yield from life insurance policies that we purchase in the secondary market. Since inception, we have purchased over $3.1 billion in face value of policy benefits from consumers for over $592 million, as compared to the $48 million in surrender value offered by insurance carriers on those same policies. Our products provide unique and valuable services to the senior consumers that we serve.

The goal of our secondary life insurance business has been to build a profitable, large and well-diversified portfolio of life insurance assets. We believe that scale and diversification are key factors and risk mitigation strategies to provide consistent cash flows and reliable investment returns. We believe that we have reached the goal in terms of portfolio size and diversification.

2.      Developing a World Class Financial Services Distribution Platform

GWG has developed a large and sophisticated financial services product distribution platform. Today, this platform consists of over one hundred independent broker dealers and several thousand independent financial advisors (“Retail Distribution”) who sell the Company’s investment products. Since inception, GWG has raised over $1.13 billion of debt and equity capital to support our secondary market of life insurance business and related expenditures.

We believe that we are well positioned to continue to grow our Retail Distribution for several reasons:

•        We believe there is a trend towards financial professionals leaving large full-service broker-dealers to become “independent”;

•        Newly independent financial professionals and their clients demand a high level of customer service and access to innovative and value added products;

•        The significant demand for liquidity from owners of alternative assets by US investors;

•        We believe that our expanded relationship with Beneficient will attract more and larger broker dealers to our platform due to our increased size and market capitalization as well as the increase in products offered; and

•        We believe that by using capital to provide liquidity products to our current customers, and as they begin to realize the benefit of these products, we will able to raise more capital and attract additional broker dealers into our selling group.

3.      Commercializing Advanced Epigenetic Technology for Primary Life Insurance Markets

We believe life insurance underwriting will be transformed due to advancements in science and technology. As part of that transformational change, we believe that the science of epigenetics will serve as a foundational science to this advancement for the life insurance industry. The life insurance industry is striving to achieve more automated underwriting and improve the overall customer experience.

As described above, the Company is working toward a separation of InsurTech as soon as practical and on commercially reasonable terms. We believe that as a separate entity (rather than as a small subsidiary of a large financial services holding company), the InsurTech businesses can reach their maximum potential in terms of marketing and branding, attraction of talent, appropriate peer group comparisons and, ultimately, return to its owners.

Secondary Life Insurance Assets

Our portfolio of life insurance policies, owned by our subsidiaries as of December 31, 2018, is summarized below:

Life Insurance Portfolio Summary

Total life insurance portfolio face value of policy benefits	$2,047,992,000
Average face value per policy	$1,775,000
Average face value per insured life	$1,984,000
Average age of insured (years)*	82.1
Average life expectancy estimate (years)*	7.8
Total number of policies	1,154
Number of unique lives	1,032
Demographics	77% Male; 23% Female
Number of smokers	52
Largest policy as % of total portfolio face value	0.6%
Average policy as % of total portfolio	0.1%
Average annual premium as % of face value	2.9%

____________

*        Averages presented in the table are weighted averages.

Our portfolio of life insurance policies, owned by our subsidiaries as of December 31, 2018, organized by the insured’s current age and the associated number of policies and policy benefits, is summarized below:

Distribution of Policies and Policy Benefits by Current Age of Insured

				Percentage of Total
Min Age	Max Age	Number of Policies	Policy Benefits	Number of Policies	Policy Benefits	Wtd. Avg. LE (yrs.)
95	100	16	$23,483,000	1.4%	1.1%	2.0
90	94	129	257,877,000	11.2%	12.6%	3.6
85	89	232	519,107,000	20.1%	25.3%	5.5
80	84	243	458,529,000	21.1%	22.4%	7.5
75	79	230	407,087,000	19.9%	19.9%	10.3
70	74	213	275,933,000	18.4%	13.5%	11.4
60	69	91	105,976,000	7.9%	5.2%	12.0
Total		1,154	$2,047,992,000	100.0%	100.0%	7.8

Our portfolio of life insurance policies, owned by our subsidiaries as of December 31, 2018, organized by the insured’s estimated life expectancy estimates and associated policy benefits, is summarized below:

Distribution of Policies by Current Life Expectancies of Insured

				Percentage of Total
Min LE (Months)	Max LE (Months)	Number of Policies	Policy Benefits	Number of Policies	Policy Benefits
1	47	231	$336,205,000	20.0%	16.4%
48	71	217	408,826,000	18.8%	20.0%
72	95	226	429,535,000	19.6%	21.0%
96	119	176	294,803,000	15.3%	14.4%
120	143	139	256,526,000	12.0%	12.5%
144	179	129	227,752,000	11.2%	11.1%
180	228	36	94,345,000	3.1%	4.6%
Total		1,154	$2,047,992,000	100.0%	100.0%

We rely on the payment of policy benefit claims by life insurance companies as a significant source of cash inflow. The life insurance assets we own represent obligations of third-party life insurance companies to pay the benefit amount under the policy upon the mortality of the insured. As a result, we manage this credit risk exposure by generally purchasing policies issued by insurance companies with investment-grade ratings from Standard & Poor’s, and diversifying our life insurance portfolio among a number of insurance companies.

The yield to maturity on bonds issued by life insurance carriers reflects, among other things, the credit risk (risk of default) of such insurance carrier. We follow the yields on certain publicly traded life insurance company bonds because this information is part of the data we consider when valuing our portfolio of life insurance policies for our financial statements.

The average yield to maturity of publicly traded life insurance company bonds data we consider as inputs to our life insurance portfolio valuation process was 4.11% as of December 31, 2018. We believe that this average yield to maturity reflects, in part, the financial market’s judgment that credit risk is low with regard to these carriers’ financial obligations. The obligations of life insurance carriers to pay life insurance policy benefits ranks senior to all of their other financial obligations, including the senior bonds they issue. As of December 31, 2018, approximately 95.6% of the face value of policy benefits in our life insurance portfolio were issued by insurance companies with investment-grade credit ratings from Standard & Poor’s.

As of December 31, 2018, our ten largest life insurance company credit exposures and the Standard & Poor’s credit rating of their respective financial strength and claims-paying ability is set forth below:

Distribution of Policy Benefits by Top 10 Insurance Companies

Rank	Policy Benefits	Percentage of Policy Benefit Amount	Insurance Company	Ins. Co. S&P Rating
1	$280,851,000	13.7%	John Hancock Life Insurance Company	AA-
2	231,959,000	11.3%	Lincoln National Life Insurance Company	AA-
3	221,708,000	10.8%	AXA Equitable Life Insurance Company	A+
4	202,236,000	9.9%	Transamerica Life Insurance Company	AA-
5	122,763,000	6.0%	Metropolitan Life Insurance Company	AA-
6	97,498,000	4.8%	Pacific Life Insurance Company	AA-
7	96,493,000	4.7%	American General Life Insurance Company	A+
8	61,695,000	3.0%	Massachusetts Mutual Life Insurance Company	AA+
9	61,152,000	3.0%	ReliaStar Life Insurance Company	A
10	55,682,000	2.7%	Security Life of Denver Insurance Company	A
	$1,432,037,000	69.9%

Competitive and Regulatory Framework

Competition

We encounter significant competition from numerous companies in the products and services we provide and seek to develop in the alternative assets industry. Many of these competitors have greater financial and other resources than we do and may have significantly lower cost of funds than us because they have access to insured deposits or greater access to the capital markets, for example. They may also have greater market share in the markets in which we operate. These factors could adversely affect our business, results of operations and financial condition and our ability to implement our growth strategies.

In addition, as we enter new markets, we expect to experience significant competition from incumbent market participants. Our ability to compete in these markets will be dependent upon our ability to deliver value-added products and services to the customers we serve. Our competitors in these markets may have greater financial, market share and other resources than we do. These factors also could adversely affect our business, results of operations and financial condition and our ability to implement our growth strategies.

Government Regulation

Our life insurance secondary market business is highly regulated at the state level with respect to the life insurance industry, and at the federal level with respect to the issuance of our securities offerings. At the state level, states generally subject us to laws and regulations requiring us to obtain specific licenses or approvals to purchase life insurance policies in those states. State statutes typically provide state regulatory agencies with significant powers to interpret, administer and enforce the laws relating to the life insurance industry. Under this authority, state regulators have broad discretionary power and may impose new licensing and other requirements, and interpret or enforce existing regulatory requirements in new and different ways. Any of these new requirements, interpretations or enforcement directives could be materially adverse to our industry.

Beneficient has applied for trust company charters from the State of Texas and intends to carry on much of its business through two subsidiary trust companies. Because Beneficient’s current business plans are based in part on obtaining regulatory approval to operate as regulated trust companies, a failure to do so may materially and adversely impact its financial performance and prospects, which would likely decrease the value of the BEN LP common units and commercial loan receivable we hold and adversely affect our ability to execute our growth strategies.

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

Other changes to the current genetic and epigenetic regulatory framework, including the imposition of additional or new regulations, could arise at any time during the development or marketing of our epigenetic based products. This may negatively affect our ability to obtain or maintain applicable regulatory clearance or approval of our products. In addition, regulatory authorities, such as the Food and Drug Administration (FDA), may introduce new requirements that may change the regulatory requirements for us or our customers, or both.

Although the federal securities laws and regulations do not directly affect life insurance, in some cases the purchase of a variable life insurance policy may constitute a transaction involving a “security” that is governed by federal securities laws. While we presently hold few variable life insurance policies, our holding of a significant amount of such policies in the future could cause our Company or one of our subsidiaries to be characterized as an “investment company” under the federal Investment Company Act of 1940. The application of that law to all or part of our businesses — whether due to our purchase of life insurance policies or to the expansion of the definition of “securities” under federal securities laws — could require us to comply with detailed and complex regulatory requirements, and cause us to fall out of compliance with certain covenants under our amended and restated senior credit facility with LNV Corporation. Such an outcome could negatively affect our business, results of operations and financial condition and our ability to implement our growth strategies.

We hold licenses to purchase life insurance policies in 39 states and can also purchase in the eight unregulated states. We also purchase life insurance policies from other secondary market participants.

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

Patents, trademarks, licenses

On April 26, 2017, our wholly owned subsidiary, Life Epigenetics, secured the exclusive license agreement for patent pending “DNA Methylation Based Predictor of Mortality” technology from The Regents of the University of California to commercialize advanced epigenetic technology for the life insurance industry.

On March 19, 2018, our wholly owned subsidiary, Life Epigenetics, filed provisional patents for the application of the use of epigenetic technology against the identification of tobacco and alcohol usage. We continue to advance our intellectual property protection of these alcohol and tobacco focused technologies.

On December 17, 2018, our wholly owned subsidiary, Life Epigenetics, secured the exclusive evaluation and option agreement for patent pending “Phenotypic Age and DNA Methylation Based Biomarkers for Life Expectancy and Morbidity” technology from The Regents of the University of California to commercialize advanced epigenetic technology for the life insurance industry.

We believe epigenetics holds promises to improve upon many traditional factors used in the life insurance underwriting process with greater accuracy, speed and convenience. To that end, we are engaged in several research and development efforts to further validate, refine and expand our epigenetic testing capabilities. In particular, we are working to conclude a research study comprised of approximately 1,300 participants in which biological samples, as well as medical records and prescription transaction history records, detailed health history, and DNA methylation analysis were conducted. During the second quarter of 2019, we expect to measure the results of each participant’s diagnostic indicators against insurance risk classes, disease states, biomarker levels, and prescription medication statuses.

Employees

We employ approximately 75 employees.

Properties

Our principal executive offices are currently located at 220 South Sixth Street, Suite 1200, Minneapolis, Minnesota 55402. At that location, we lease 17,687 square feet of space for a lease term expiring in 2025. We believe these facilities are adequate for our current needs and that suitable additional space will be available as needed.

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

Our general website address is www.gwgh.com. Our website has additional information about our Company, its mission, and our business. Our website also has tools that could be used by our clients and potential clients, financial advisors and investors alike. Beneficient’s website address is www.beneficient.com and has additional information about Beneficient, its mission and its business. We maintain the website www.gwglife.com for consumers and life insurance professionals seeking our life insurance secondary market products and services. We also maintain the website www.lifeegx.com for our InsurTech initiative of commercializing epigenetic testing. The information contained on or accessible through the foregoing websites is not part of this Annual Report on Form 10-K.

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

Risks Related to Our Life Insurance Secondary Business and Industry

Material changes in the life insurance secondary market, a relatively new and evolving market, may adversely affect our operating results, business prospects, the value of our common stock and our ability to repay our debt obligations.

The success of our business and our ability to satisfy our debt obligations depends in large part on the continued development of the secondary market for life insurance, including the accuracy of actuarial forecasting and the solvency of life insurance companies to pay the face value of the life insurance benefits, both of which will critically impact our performance. The life insurance secondary market may be impacted by a variety of factors such as the interpretation of existing laws and regulations (including laws relating to insurable interests), the passage of new legislation and regulations, mortality improvement rates, updated actuarial methodologies, and mortality tables. Importantly, all of the factors that we believe could most significantly affect the life insurance secondary market are beyond our control. Any material and adverse change in the life insurance secondary market could adversely affect our operating results, our access to capital, the value of our common stock, our ability to repay our various debt and other obligations, and our business prospects and viability. Because of this, an investment in our securities involves greater risk as compared to investments offered by companies with more diversified business operations in more established or predictable markets.

The valuation of our life insurance policy assets on our balance sheet requires us to make material assumptions that may ultimately prove to be incorrect. If our assumptions prove incorrect, we could suffer significant losses that materially and adversely affect our results of operations.

One of our principal assets is a portfolio of life insurance policies purchased in the secondary market, comprising approximately 50% and 79% of our total assets as of December 31, 2018 and 2017, respectively. Those assets are considered “Level 3” fair value measurements under Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”), as there is currently no active market where we are able to observe quoted prices for identical assets. As a result, our determination of “fair value” for those assets on our balance sheet incorporates significant inputs that are not observable. Fair value is defined as an exit price representing the amount that would be received if assets were sold or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement determined based on the assumptions market participants would use in pricing an asset or liability.

A Level 3 fair value measurement is inherently uncertain and could create additional volatility in our financial statements that is not necessarily related to the performance of our underlying assets. As of December 31, 2018 and 2017, we estimated the fair value discount rate for our life insurance portfolio to be 8.25% and 10.45%, respectively. Life expectancy estimates are also a significant component within our fair value measurement. If in the future we determine that a higher discount rate is required to ascribe fair value to a similarly situated portfolio of life insurance policies or that life expectancy estimates materially differ from actuarial estimates and/or our projections, we could experience significant losses materially affecting our results of operations. In addition, significant losses of this nature would likely at some point cause our common stock to decline in value and cause us to be out of compliance with borrowing covenants contained in our various borrowing agreements. This could in turn result in acceleration of our amended and restated senior credit facility with LNV Corporation, L Bonds and Seller Trust L Bonds, which we may not be able to repay. As a result, we may be forced to seek additional debt or equity financing to repay such debt amounts, and additional financing may not be available on terms acceptable to us, if at all.

If we are unable to repay our debt when it comes due, then our senior lender or the holders of our L Bonds and Seller Trust L Bonds, or both, would have the right to foreclose on our assets. For further disclosure relating to the risks associated with the valuation of our assets, see the risk factors below “If actuarial assumptions we obtain from third-party providers . . . .” and “Inaccuracies in the life expectancy estimates we use for small face policies . . . .”

Actual results from our life insurance portfolio may not match our projected results, which could adversely affect our ability to service our existing portfolio and meet our debt obligations.

Our business partially relies on achieving actual results that are in line with the results we expect to attain from our investments in life insurance policy assets. In this regard, we believe that the larger the portfolio of life insurance we own, the greater the likelihood that we will achieve our expected results. To our knowledge, rating agencies generally suggest that portfolios of life insurance policies contain enough policies on individual lives to achieve actuarial stability in receiving expected cash flows. For instance, in a life insurance securitization methodology published in 2016, A.M. Best concluded that at least 300 lives are necessary to achieve actuarial stability, while Standard & Poor’s has indicated that stability is unlikely to be achieved with less than 1,000 lives. As of December 31, 2018, we owned $2.05 billion in face value of life insurance policies covering 1,032 lives.

However, even if our life insurance portfolio is actuarially stable, we still may experience differences between the projection models we use and actual mortalities. Differences between our expectations and actual mortality results could have a materially adverse effect on our operating results and cash flow. In such a case, we may face liquidity problems, including difficulties servicing our remaining portfolio of policies and servicing our outstanding debt obligations. Continued or material failures to meet our expected results could decrease the attractiveness of our securities in the eyes of potential investors, thereby making it even more difficult to obtain capital needed to service and grow the portfolio — to the extent we allocate capital to life insurance policy purchases, and service our existing debt.

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

To mitigate this credit risk, we generally purchase policies issued only by insurers with an investment-grade credit rating from one or more of Standard & Poor’s, Moody’s, or A.M. Best Company. As of December 31, 2018, 95.6% of the face value benefits of our life insurance policies were issued by insurers having an investment-grade rating (BBB or better) by Standard & Poor’s. We also review our exposure to credit risk associated with our portfolio of life insurance policies when estimating its fair value. In evaluating the policies’ credit risk we consider items such as insurance company solvency, credit risk indicators, and general economic conditions. Notwithstanding our efforts to mitigate credit risk exposure and to reflect this risk in our portfolio valuation, we cannot predict with any certainty whether a particular insurer will be in a financial position to satisfy amounts that it owes under life insurance policies it has issued when a claim for payment is presented.

We have relied materially on information provided or obtained by third parties in the acquisition of life insurance policies. Any misinformation or negligence in the course of obtaining information could materially and adversely affect the value of the policies we own, our results of operation and the value of our securities.

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

Although we expect to reduce capital allocated to our life insurance business, such business is subject to state regulation and changes in those laws and regulations, or changes in their interpretation, could negatively affect our results of operation and financial condition.

When we purchase a life insurance policy, we are subject to state insurance regulations. Over the past number of years, we have seen a dramatic increase in the number of states that have adopted legislation and regulations from model laws promulgated by either the NAIC or by the National Conference of Insurance Legislators (NCOIL). These laws are essentially consumer protection statutes responding to abuses that arose early in the development of our industry, some of which may persist. Today, almost every state has adopted some version of either the NAIC or NCOIL model laws, which generally require the licensing of purchasers of and brokers for life insurance policies, the filing and approval of purchase agreements, and the disclosure of transaction fees. These laws also require various periodic reporting requirements and prohibit certain business practices deemed to be abusive. State statutes typically provide state regulatory agencies with significant powers to interpret, administer, and enforce the laws relating to the purchase of life insurance policies. Under statutory authority, state regulators have broad discretionary power and may impose new licensing requirements, interpret or enforce existing regulatory requirements in different ways, or issue new administrative rules, any of which could be generally adverse to the industry and potentially the value of our life insurance policy assets.

If federal regulators or courts conclude that the purchase of life insurance in the secondary market constitutes, in all cases, a transaction in securities, we could be in violation of existing covenants under our amended and restated senior credit facility with LNV Corporation, which could result in significantly diminished access to capital. We could also face increased operational expenses. The materialization of this risk could adversely affect our operating results and financial condition, our ability to repay our debt, and possibly threaten the viability of our business.

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

We believe that the matters discussed in the Staff Report and existing case law do not impact our current business model because our purchases of life insurance policies are distinguishable from those cases that have been held by courts, and advocated by the Staff Report, to be transactions in securities. For example, neither we nor any of our affiliates are involved in the fractionalization of life insurance policies, and we presently do not purchase significant amounts of variable life insurance policies. As a practical matter, if all or a majority of our life insurance policies were deemed to be “securities” under federal securities laws, either through an expansion of the definition of what constitutes a “security,” the expansion of the types of transactions in life insurance policies that would constitute transactions in “securities,” or the elimination or limitation of available exemptions and exceptions (whether by statutory change, regulatory change, or administrative or court interpretation), then we or one or more of our affiliated entities could become subject to the federal Investment Company Act of 1940. This outcome would likely have a material and negative effect on our Company by imposing additional regulations and rules to our governance structure, operations, and our capital structure. In particular, this outcome would likely cause us to be in violation of existing covenants under our amended and restated senior credit facility with LNV Corporation requiring us not to operate or be characterized as an “investment company” under the Investment Company Act of 1940. This breach would likely adversely affect our liquidity and increase our cost of capital and operational expenses, all of which would adversely affect our operating results. Such an outcome could also threaten our ability to satisfy our obligations as they come due and the viability of our business.

If actuarial assumptions we obtain from third-party providers and rely on to calculate our expected returns on our investments in life insurance policies change, our operating results and cash flow could be adversely affected, as well as the value of our collateral and our ability to service our debt obligations.

When we acquire a life insurance policy, the expected internal rate of return we calculate is based upon the probability of an insured’s mortality over an actuarial life expectancy estimate. We presently obtain these estimates from third-party medical-actuarial underwriting companies. In addition to actuarial life expectancies, we rely on a pricing and premium forecasting software model developed by a third-party actuarial firm for the valuation of policies we purchase, future mortality revenues, and the calculation of anticipated internal rates of return. These pricing models forecast the estimated future premiums due as well the future mortalities of insureds.

All actuarial life expectancies (and related forecasting software) are subject to interpretation and change based on evolving medical technology, actuarial data, and analytical techniques. Additionally, we are required under the borrowing agreement for our amended and restated senior credit facility with LNV Corporation to update life expectancy estimates for life insurance policies with face amounts greater than $750,000 every two years beginning from the closing date of the amended facility. Our prior experience in updating life expectancies has generally resulted in longer life expectancies for most, but not all, of the insureds within our portfolio. Any increase in the actuarial life expectancy estimates of insureds within our life insurance portfolio could have a materially adverse effect on our operating results and cash flow, and our balance sheet. Adverse impacts on the value of our life insurance policy portfolio or our cash flow could in turn impair the value of the collateral we have pledged to our creditors and our ability to service our debt and obligations as they come due.

Inaccuracies in the life expectancy estimates we use for small face policies could have a material and adverse effect on our results of operation and financial condition.

As of December 31, 2018, we owned 684 “small face” life insurance policies (i.e., policies having $1 million in face value of benefits or less) having $382.0 million in aggregate face value of benefits.

The underwriting processes we use to evaluate, price and purchase small face policies are different from, and may not be as reliable as, the processes we use for life insurance policies with larger face values of benefits. In particular, the processes we use to develop or obtain life expectancy estimates and the related mortality curves for small face policies are less extensive than traditional methods. These processes include obtaining either a single fully underwritten or simplified report as opposed to two fully underwritten reports. A simplified third-party underwriting report is based on a self-reported medical interview and may be supplemented with additional information obtained from a pharmacy benefit manager database which is provided to one or more medical-actuarial underwriting firms to obtain a simplified life expectancy report. Although we obtain professional actuarial guidance regarding these processes, our simplified underwriting methodology may not be as reliable as the processes we use for policies with larger (i.e., greater than $1 million) face value of benefits.

Any shortcomings in the process we use to evaluate, price, purchase and value our small face policies, or significant inaccuracies in the life expectancy estimates relating to those policies, could have a material and adverse effect on our results of operations and financial condition. Any such outcomes could have a negative and possibly material effect on our ability to satisfy our debts.

We rely on estimated rates of mortality when valuing life insurance policies and forecasting the performance of our life insurance portfolio, and we also rely on other estimates derived from statistical methodologies for projecting our future cash flows. If any of our estimates prove to be incorrect, it could materially and adversely affect our financial condition and ability to satisfy our debt service and repayment obligations.

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

We use a modeling practice for projecting cash flows known as the “probabilistic method.” This is an actuarial method that uses the probability of an insured’s mortality over time (a mortality curve) to project the flow of policy benefits to us and to project premiums that must be paid by us. This method requires the input of life expectancy assumptions. These inputs are then used to estimate the discounted cash flows from the life insurance portfolio using the ClariNet LS probabilistic and stochastic portfolio pricing model from ClearLife Limited, which estimates the expected cash flows using various mortality probabilities and scenarios.

Historically, the life expectancy inputs were based on the arithmetic average of two independent life expectancy reports (“Average Life Expectancy method”). Thus far, we have experienced fewer cash flows from policy benefits than projected using the Average Life Expectancy method. We had expected to receive approximately $453.8 million cumulative policy benefits as of December 31, 2018, and in fact received $262.1 million. This has resulted in greater than expected premium payments, increasing such expected payments from an expected $235.4 million to $248.3 million.

Using the Average Life Expectancy method, policy benefits actually received were approximately 58% of expected results. This resulted in a delay in policy benefit inflows from those anticipated and premium outflows being higher than anticipated due to the slower than anticipated maturities occurring within the life insurance portfolio.

Our enhanced longest life expectancy valuation methodology using the longest life expectancy report result at the time of purchase combined with a multiplier factor applied for variance in our portfolio actual to expected experience using the longest life expectancy results, attempts to address this issue by utilizing prior life insurance portfolio performance to establish life expectancy estimates. Given the methodology change, we anticipate the receipt of policy benefits and the payment of premiums to more closely track cash flow estimates in the future; however, this cannot be guaranteed.

We use the current future cash flow projection to generate our expected internal rate of return on the life insurance policy portfolio we own. Any change to these projections, pricing models, methodology, premium forecasting assumptions, cash flow projections, or mortality assumptions accompanied therewith that increase the projected cost-of-insurance premiums or decrease the probability of mortality could have a material and adverse impact on our cash flows and financial condition. Ultimately, this could adversely affect our ability to meet our debt service and repayment obligations and our viability.

Cost-of-insurance (premium) increases could materially and adversely affect our profitability and financial condition.

We are subject to the risk of increased cost-of-insurance (“COI”) charges (i.e., premium charges) for the universal life insurance policies we own in our portfolio. As of December 31, 2018, approximately 29% of the policies in our life insurance portfolio have premium levels that are guaranteed under the terms of the policy to keep the policy’s death benefit in force even in a situation where the policy’s cash account has been wholly depleted. On the remaining approximately 71% of our policies, we pay “non-guaranteed COI charges” and are subject to the risk that the insurer could increase the COI charges for the policy. In all cases, the amount of increase is subject to any limits that may be set forth in the insurance policy. Because very few of the policies we own have significant cash account value balances, any COI increase will require us to use more cash to satisfy the minimum premium amount required to keep the related policy in force, and this could materially and adversely affect our profitability.

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

The growth of the life insurance policy secondary market may be negatively affected by a variety of factors beyond our control, including: negative publicity about the life insurance secondary market based on actual or perceived abuses; and the adoption of additional governmental regulation.

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

Risks Unique to Our Company

We have a relatively limited history of operations, a history of net losses, and our future earnings, if any, and cash flows may be volatile, resulting in uncertainty about our ability to service and repay our debt when it comes due, redeem preferred stock when requested and uncertainty about our prospects generally.

We are a company with a relatively limited operating history, which makes it difficult to accurately forecast our earnings and cash flows. We incurred a net loss attributable to common shareholders of $136.1 million and $33.3 million in the years ended December 31, 2018 and 2017, respectively. Our lack of a significant history and the evolving nature of the market in which we operate make it likely that there are risks inherent to our business that are yet to be recognized by us or others, or not fully appreciated, and that could result in us suffering further losses. As a result of the foregoing, an investment in our securities necessarily involves uncertainty about the stability of our operating results, cash flows and, ultimately, our ability to service and repay our debt and our prospects generally. In addition, any volatility in our operating results we experience may adversely affect the market price of our common stock.

We may in the future rely, in part, on new and unproven technology as part of our life insurance policy underwriting processes. If the mortality predictions we obtain through use of this technology proves inaccurate, our results of operation and financial condition could be materially and adversely affected.

In the future we may rely on new epigenetic-based technology that we believe may be applied to assist us with the mortality predictions in the course of underwriting and valuing life insurance policies. This technology, however, has not yet been commercially applied in the manner we envision, and it is possible that we will be unable to obtain more accurate mortality predictions through its use. It is also possible that the mortality predictions we obtain through use of epigenetic-based technology or other proprietary technology that we are developing will prove inaccurate, and perhaps materially so. In such a case, our failure to accurately forecast mortalities could have a material and adverse effect on our results of operation and financial condition, which could in turn materially and negatively affect the price of our common stock and our ability to satisfy our debts.

Although we have entered into a written license agreement for the M-Panel technology, we may have difficulties preventing third parties from using that technology, and we may be required to obtain additional licenses from other parties prior to our commercial use of that technology. We are also developing our own proprietary processes, the success of which is uncertain. Difficulties we encounter in our efforts to use or develop, and protect, intellectual property may prove costly and affect our results of operation.

The M-Panel technology rights we have licensed are the subject of a non-provisional patent application filed with the U.S. Patent and Trademark Office. If the patent for the M-Panel technology ultimately were to issue, we would be legally entitled to prevent third parties from using any part of the technology that is both covered by the claims of the patent and licensed to us. If, on the other hand, no patent is ultimately granted with respect to the M-Panel technology (or the scope of claims is too narrow to afford us with meaningful protection), then we may be unable to prevent third parties from using the M-Panel technology. This outcome may severely diminish any competitive advantage we hope to obtain through our use of the M-Panel technology.

We are aware that other patent applications pending in the U.S. Patent and Trademark Office may have scopes of claims that overlap with the claims contained in the pending patent application filed with respect to the M-Panel technology. If those other patents were to issue with scopes of claims that in fact overlap with the claims in any patent application for the M-Panel technology, we would likely be required to enter into a license agreement with other third parties before we could use processes that are covered by those overlapping claims. Nevertheless, we may be unable to procure such a license and, even if we are able to procure such a license, it may prove too costly for us. Alternatively, we would ourselves be required to develop other processes that would not overlap with other patent claims. Our own development of these processes could be costly and time consuming and may ultimately prove unsuccessful.

In sum, any difficulties we encounter in our efforts to use (through a license), or develop, and ultimately protect, intellectual property from which we hope to gain a competitive advantage and enter into new insurance-related and other markets could prove costly and time-consuming enough to materially and adversely affect our results of operation.

The technology (including M-Panel technology) we own or license may subject us to claims of infringement or invalidity from third parties, and the magnitude of this risk to our business generally rises if and as we become more successful in employing and relying on the technology. Any such claims would be complex and costly, and adverse outcomes could undermine the competitive advantages we seek.

Our reliance on technology (including M-Panel technology) that we own or license will subject us to the risk that other parties may assert, rightly or wrongly, that our intellectual property rights are invalid or violate the rights of those parties, as well as the risk that our intellectual property rights will be infringed upon by third parties. Any outcome invalidating our intellectual property rights or otherwise diminishing the competitive advantages obtained, at least in part, through the use of those rights could have a material and adverse effect on our competitive position and our prospects.

Commercializing epigenetic or other technology may require significant expenses, may cause us to incur losses, and may ultimately prove ineffective or fail to create profitable business lines in the life insurance and other industries in which we may operate.

We intend to pursue new business models and business strategies in the life insurance and other industries with epigenetic or similar technology. This epigenetic technology, however, has not yet been commercially applied in the manner we envision, and it is possible that we will incur losses as a result of these efforts. It is also possible that we will be unable to effectively commercialize epigenetic or similar technology, or be unsuccessful in disrupting the life insurance industry or other industries in which we may choose to operate. One or more competitors, however, may ultimately succeed in applying technology within the industries in which we operate in a manner that provides them with a significant competitive advantage or that disrupts the marketplace. Any such outcome could have a material and adverse effect on our prospects, which could in turn materially and negatively affect the price of our common stock and our ability to satisfy our debts.

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

To date, we have chosen to finance our business principally through the issuance of debt, including debt incurred by our subsidiary GWG DLP Funding IV, LLC (“DLP IV”) under our amended and restated senior credit facility with LNV Corporation (see Note 8 to our consolidated financial statements), our L Bonds and Seller Trust L Bonds. Our amended and restated senior credit facility with LNV Corporation is secured by all of the assets of DLP IV, has a maximum amount of $300 million, and the outstanding balance at December 31, 2018 was $158.2 million. Obligations under the amended and restated senior credit facility with LNV Corporation have a maturity date of September 27, 2029. Our L Bonds and

Seller Trust L Bonds have scheduled maturities as indicated below in the risk factor “If a significant number of holders . . . .” Our debt facilities and offerings are the most important sources of financing on which our business continues to critically rely to grow and maintain our exposure to alternative assets — which include our portfolio of life insurance policies and our investments in Beneficient — as well as service existing debt.

Our business model relies on continued access to financing to enable us to grow our exposure to alternative assets. Our debt financing also provides funds to pay the attendant premiums and costs of maintaining the life insurance portfolio, all while satisfying our current interest and principal repayment obligations under our amended and restated senior credit facility with LNV Corporation, L Bonds and Seller Trust L Bonds and our dividend obligations on our preferred stock. Proceeds from life insurance policies that have been pledged to our amended and restated senior credit facility with LNV Corporation will first be applied, as determined by such agreement governing the amended and restated senior credit facility with LNV Corporation. Accordingly, until we achieve sufficient cash flows derived from our portfolio of life insurance policies, we expect to rely on advances from our amended and restated senior credit facility with LNV Corporation and proceeds from our L Bond offering to satisfy our ongoing financing and liquidity needs. Likewise, until interest and dividends from our investments in Beneficient reach a significant size to service our various debt obligations, we expect to rely on advances from our amended and restated senior credit facility with LNV Corporation and proceeds from our L Bond offering for these amounts.

Continued access to financing and liquidity under the amended and restated senior credit facility with LNV Corporation (other than premium payments on existing policies pledged thereto), the offering of our L Bonds, or otherwise is not guaranteed. For example, we have temporarily suspended the offering of our L Bonds as a result of our delay in filing certain periodic reports with the SEC, including this report. We anticipate recommencing our L Bond offering early in the third quarter of 2019, however there is no assurance that we will be able to do so within that timeframe. Additionally, due to our failure to deliver GWG Life audited financial statements for 2018 to LNV Corporation within 90 days after the end of the year and the failure to deliver GWG Life unaudited financial statements within 45 days after March 31, 2019, we are currently in violation of our debt covenants under our amended and restated senior credit facility with LNV Corporation. CLMG Corp., as administrative agent for LNV Corporation, has issued a forbearance extending the delivery of these reports to July 15, 2019; however, until we regain compliance with our debt covenants, we are not permitted to request, nor are we entitled to receive, advances under the amended and restated senior credit facility with LNV Corporation, and we will not be entitled to any excess amounts received from policies pledged under the amended and restated senior credit facility with LNV Corporation. See “An inability to obtain accurate and timely financial information from Beneficient may prevent us from complying with reporting obligations under federal securities law ….” In addition, general economic conditions could limit our access to financing, as could regulatory or legal pressures exerted on us, our financiers, or those involved in the procurement of financing such as brokers, dealers, and registered investment advisors. If we are unable to borrow under the amended and restated senior credit facility with LNV Corporation or otherwise for any reason, or to renew or replace the amended and restated senior credit facility with LNV Corporation when it comes due, or if we are forced to discontinue our L Bond offering for any significant length of time and for any reason, our business would be adversely impacted and our ability to service and repay our debt obligations would be compromised, thereby negatively affecting our business prospects, the value of our common stock and perhaps our viability.

We may not be able to raise the capital that we are seeking from our securities offerings and may be unable to meet our overall business objective of growing and diversifying our alternative asset exposure.

The offer and sale of our L Bonds is the principal means by which we intend to raise funds needed to meet our business and financial goals. However, if we are unable to continue to do so for any reason we may be unable to meet our goals. If actual cash flows from our portfolio of life insurance policies do not occur as we have forecasted, which has thus far been the case, we could be forced to sell our investments in life insurance policies in order to service or satisfy our debt-related obligations. Likewise, if our investments in Beneficient do not perform as we have projected, we could be forced to sell such investments in order to service or satisfy such debt-related obligations. Presently, none of our material investments (life insurance policies and investments in Beneficient) are supported by liquid secondary markets and our investments in Beneficient contain transfer restrictions. If we are forced to sell any material amount of these investments we may be unable to sell them at prices we believe are optimal, particularly if our sale of policies occurs at a time when we are (or are perceived to be) in distress. In any such event, our business and the value of our securities would likely be materially and adversely impacted.

We depend upon cash distributions from our subsidiaries, and contractual restrictions on distributions to us or adverse events at one of our operating subsidiaries could materially and adversely affect our ability to pay our debts, redeem preferred stock when requested and continue operating our business.

GWG Holdings, Inc. is a holding company. As a holding company, we conduct our operations through operating subsidiaries, and as such our most significant assets are cash, our financing receivable from Beneficient and our ownership interests in our subsidiaries, controlled affiliates and equity investees, which includes our investment in Beneficient. Accordingly, our ability to meet our obligations, including our debt-related and dividend-payment obligations, materially depends upon the ability of our subsidiaries to distribute cash to us. In this regard, the ability of our subsidiaries to distribute cash to us is, and will continue to be, restricted by certain negative covenants in the agreement governing our senior credit facility. If any of these limitations were to materially impede the flow of cash to us, our ability to service and repay our debt, including obligations under the L Bonds and Seller Trust L Bonds, and make cash dividend payments to holders of our preferred stock would be materially and adversely affected. In addition, any adverse corporate event at the subsidiary level, such as a declaration of bankruptcy, liquidation or reorganization or an event of default under our senior credit facility, could adversely affect the ability of our subsidiaries to distribute cash to us, and thereby materially and adversely affect our ability to service and repay our debt and make cash dividend payments, and negatively impact our ability to continue operations.

The collateral granted as security for our obligations under the L Bonds and Seller Trust L Bonds may be insufficient to repay the indebtedness upon an event of default.

GWG Holdings (the issuer of the L Bonds and Seller Trust L Bonds) and GWG Life (the guarantor of obligations under the L Bonds and Seller Trust L Bonds, and the wholly owned subsidiary of GWG Holdings) have each granted a security interest in substantially all of their respective assets to serve as collateral security for obligations under the L Bonds and Seller Trust L Bonds. Importantly, DLP IV, a wholly owned subsidiary of GWG Life, owns a substantial number of our life insurance policies, 65% of the face value of our life insurance portfolio as of December 31, 2018, and is the borrower under our amended and restated senior credit facility with LNV Corporation. As the borrower under that amended and restated senior credit facility with LNV Corporation, all of its assets — including all of its life insurance policy assets — serve as collateral for our obligations under the facility.

Because of the fact that a substantial number of our life insurance assets are held in our DLP IV subsidiary (approximately 65% of face amount as of December 31, 2018), and all of those life insurance assets serve as collateral security first for our obligations under our amended and restated senior credit facility with LNV Corporation, then on a pari passu basis for our L Bonds and Seller Trust L Bonds, holders of L Bonds and Seller Trust L Bonds risk the possibility that the collateral security granted in our life insurance policies and our investments in Beneficient to secure our obligations under the L Bonds and Seller Trust L Bonds may be insufficient to repay holders upon an event of default. Furthermore, while the indenture governing the L Bonds and the Seller Trust L Bonds limits the amount of debt relative to a measure of asset coverage we and our subsidiaries can incur, the indenture permits us and our subsidiaries to incur additional secured debt (subject to the debt coverage ratio) that may be senior to the L Bonds and Seller Trust L Bonds.

If a significant number of holders of our L Bonds and Seller Trust L Bonds demand repayment of those instruments upon maturity instead of renewing them, and at such time we do not have sufficient capital on hand to fund those repayments (and do not otherwise have access to sufficient capital), we may be forced to liquidate some of our life insurance policies or other assets, which could have a material and adverse impact on our results of operation and financial condition.

As of December 31, 2018, we had approximately $662.2 million in principal amount of L Bonds outstanding (excluding Seller Trust L Bonds). Since we first issued our L Bonds, we have experienced $506.1 million in maturities, of which $297.5 million has renewed for an additional term, as of December 31, 2018. This has provided us with an historical renewal rate of approximately 58.8% for investments in our L Bonds. Future contractual maturities of L Bonds (excluding Seller Trust L Bonds) as of December 31, 2018 are as follows:

Years Ending December 31,	L Bonds
2019	$144,627,000
2020	160,035,000
2021	117,230,000
2022	43,794,000
2023	73,646,000
2024	33,782,000
Thereafter	89,038,000
$662,152,000

As of December 31, 2018, we had approximately $366.9 million in principal amount of Seller Trust L Bonds outstanding. The Seller Trust L Bonds have a contractual maturity in August 2023; however, the holders have the ability to exercise a put to require redemption beginning in 2021. Under the Supplemental Indenture for the Seller Trust L Bonds due 2023, in the event of a redemption request, including maturity, by the holders of the Seller Trust L Bonds, GWG in its sole discretion has the ability to satisfy the principal in the form of cash, a pro rata portion of (i) the outstanding principal amount and accrued and unpaid interest under the Commercial Loan Agreement and (ii) BEN LP common units, or a combination of cash and such property.

If investors holding existing indebtedness which matures do not elect to renew their investments and we do not at such time have or have access to sufficient capital to repay the indebtedness, then we may need to liquidate some of our life insurance policies or other assets earlier than anticipated. In such an event, we may be unable to sell those policies or other assets at prices we believe are fair or otherwise appropriate and such sales could have a material and adverse impact on our results of operations and financial condition. See also “We may not be able to raise the capital that we are seeking . . . .”

Subordination provisions contained in the indenture will restrict the ability of the trustee or the L Bond or Seller Trust L Bond holders to enforce their rights against us under the indenture, including the right to payment on the L Bonds, if a default then exists under a senior credit facility.

The L Bonds and Seller Trust L Bonds will be subordinate in right of payment to any claims of our senior lender under the amended and restated senior credit facility with LNV Corporation. In this regard, subordination provisions limiting the right of L Bond and Seller Trust L Bond holders to enforce their rights are contained in the indenture. These provisions include:

•        a prohibition on challenging any enforcement action taken by a senior lender, or interfering with any legal action or suits undertaken by a senior lender, against us and our affiliates;

•        a 180-day standstill period during which there may not be brought any action against us or our affiliates to enforce rights respecting collateral unless our amended and restated senior credit facility with LNV Corporation has been repaid in full, which period may be extended if the senior lender takes action during such standstill period; and

•        a prohibition on filing a bankruptcy or insolvency case against us or our affiliates for at least one year plus one day after any senior lender has been paid in full.

In the event of a default on a senior credit facility, the indenture prohibits us from making any payment, direct or indirect (whether for interest, principal, as a result of any redemption or repayment at maturity, on default, or otherwise), on the L Bonds, Seller Trust L Bonds and any other indebtedness unless and until: (i) the default respecting the senior credit facility has been cured or waived or has ceased to exist; or (ii) in the case of a non-payment default that permits a senior lender to declare as due and payable all amounts owing under a senior credit facility (but where that senior lender has not yet so declared amounts as being due and payable), the end of the period commencing on the date the trustee receives written notice of default from the senior lender and ending on the earliest of (1) our discharge of the default (or other cure), (2) the trustee’s receipt of a valid waiver of default from the senior lender, or (3) a written notice from the senior lender terminating the payment prohibition.

During any payment prohibition period, neither the holders of the L Bonds, the Seller Trust L Bonds, nor the trustee will have the right, directly or indirectly, to sue to enforce the indenture or the L Bonds or Seller Trust L Bonds. Other provisions of the indenture do permit the trustee to take action to enforce the payment rights of L Bond and Seller Trust L Bond holders after 179 days have passed since the trustee’s receipt of notice of default from a senior lender, but in such case any funds paid as a result of any such suit or enforcement action shall be applied toward the senior credit facility until the facility is indefeasibly paid in full before being applied to the L Bonds and Seller Trust L Bonds.

These subordination provisions present the risk that, upon any default by us on obligations owed to our senior lender, the holders of the L Bonds and Seller Trust L Bonds will be unable to enforce their rights to payment.

If the 180-day standstill period noted above, or any other limitation on the rights of the trustee or L Bond and Seller Trust L Bond holders to assert their rights to payment of principal or interest under the indenture, is ultimately determined to conflict with provisions of the Trust Indenture Act of 1939 (most notably sections 316(b) and 317(a) of that Act), then the trustee, as well as any holder who shall not have earlier consented to such subordination provisions, will (notwithstanding such provision contained in the indenture) be authorized to institute a lawsuit for the enforcement of any payment of principal or interest after their respective due dates.

A failure to maintain compliance with the covenants under our amended and restated senior credit facility with LNV Corporation and the indenture governing the L Bonds and Seller Trust L Bonds may have a material adverse effect on our ability to continue our business operations.

We are subject to various covenants under our amended and restated senior credit facility with LNV Corporation, including requirements to timely deliver financial statements to LNV Corporation (our senior lender). Due to our failure to deliver GWG Life audited financial statements for 2018 to LNV Corporation within 90 days after the end of the year and the failure to deliver GWG Life unaudited financial statements within 45 days after March 31, 2019, we are currently in violation or our debt covenants. CLMG Corp., as administrative agent for LNV Corporation, has issued a forbearance extending the delivery of these reports to July 15, 2019; however, until we regain compliance with our debt covenants, we are not permitted to request, nor are we entitled to receive, advances under the amended and restated senior credit facility with LNV Corporation, and we will not be entitled to any excess amounts received from policies pledged under amended and restated senior credit facility with LNV Corporation. A failure to deliver required financial statements to LNV Corporation within the forbearance period may result in termination of the credit facility absent an extension of such period. We may be unable to repay outstanding amounts under this credit facility unless we are able to replace it with another facility or otherwise obtain capital from other sources, in which case LNV Corporation could elect to foreclose on the life insurance assets held in our DLP IV subsidiary that serve collateral security.

Under the indenture governing the L Bonds and Seller Trust L Bonds, as amended on March 27, 2018, we are subject to various financial and non-financial covenants, including a maximum debt coverage ratio. As of December 31, 2018, we were in compliance with all of our covenants; however, there can be no assurance that we will be able to comply with all of our financial and non-financial covenants in the future. A failure to comply with these covenants could cause us to be in default of the indenture governing the L Bonds and Seller Trust L Bonds and indenture trustee, acting on behalf of the holders of our L Bonds and Seller Trust L Bonds, would be within its rights to accelerate the maturity dates of any amounts owed on our L Bonds and Seller Trust L Bonds. If we were unable to repay outstanding amounts, either using current cash reserves or another source of capital, the indenture trustee would have the right, subject to the subordination provisions in the indenture, to foreclose on our assets and the assets of GWG Life (including GWG Life’s equity in DLP IV), which serve as collateral for our L Bonds and Seller Trust L Bonds. If we are required to seek other sources of financing in order to satisfy our obligations under our amended and restated senior credit facility with LNV Corporation, our L Bonds or Seller Trust L Bonds, such other sources of capital may be unavailable to us on terms acceptable to us or at all. As a result, failure to comply with the covenants under our debt arrangements would have a material and adverse impact on our ability to continue our business operations.

The debt coverage ratio, designed to provide some assurance to the holders of the L Bonds and Seller Trust L Bonds that the value of our total assets exceeds our total interest-bearing obligations, values our life insurance policy assets, which represent 50% of our total assets as of December 31, 2018, in a manner that may not be representative of the amount we would actually receive upon a sale of those assets.

Under the indenture governing the L Bonds and Seller Trust L Bonds, as amended on March 27, 2018, the maximum amount of L Bonds and Seller Trust L Bonds we may issue at any time is limited to an amount such that our debt coverage ratio does not exceed 90%. This limitation is designed to provide some basis to ensure that the net present value of policy benefits from our life insurance assets, plus the carrying value of our other assets (including our investments in Beneficient), will be sufficient to meet our obligations to our L Bond and Seller Trust L Bond holders. Expressed as a percentage, the debt coverage ratio is calculated as the ratio of (i) the total amounts outstanding on interest-bearing debt over (ii) the net present asset value of all life insurance assets we own, plus any cash and cash equivalents held in our accounts, policy benefit receivables and, without duplication, the value of all other assets of the Company, primarily our investments in Beneficient, as reflected on our most recently available balance sheet prepared in accordance with GAAP. For this purpose, the net present asset value of our life insurance assets is calculated as the present value of the life insurance portfolio’s expected future cash flows discounted at the weighted-average interest rate of the interest-bearing indebtedness for the previous month.

Although the debt coverage ratio is designed to provide some basis to ensure that our assets will be sufficient to meet our obligations to the holders of L Bonds and Seller Trust L Bonds, the “net present value” of our life insurance assets used in the debt coverage ratio is not the same as the GAAP “fair value” of those assets on our balance sheet. Accordingly, the “net present value” and the “fair value” of our life insurance assets may be different and as a result the debt coverage ratio is not informative of the amount we and holders of L Bonds and Seller Trust L Bonds would actually receive if we were forced to sell or liquidate our life insurance related assets. Furthermore, any sale or liquidation of all or a significant portion of our life insurance policies or investments in Beneficient would include significant transactional costs. As a result, our mere compliance with the debt coverage ratio in the indenture will not guarantee that the value of our life insurance assets plus the value of our investments in Beneficient, if sold or liquidated, would in all cases exceed the amount of our obligations to the holders of L Bonds and Seller Trust L Bonds.

The loss of the services of our key employees, or the failure to attract additional key individuals, would materially adversely affect our business operations and prospects.

Our success and viability is dependent to a significant extent upon our ability to attract and retain qualified personnel in all areas of our business, especially our sales, policy acquisition, and financial management team. If we were to lose the members of these service teams, we would need to replace them with qualified individuals in a timely manner or our business operations and prospects could be adversely impacted.

We have the discretion to purchase assets through different subsidiaries, and to transfer assets among our subsidiaries. Any decision to purchase or hold title to assets in one subsidiary, as opposed to a different subsidiary, may affect the value of collateral security for our debts.

We may at our discretion direct the purchase of life insurance policies and other assets by, and the sale of life insurance policies and other assets amongst, different subsidiaries of GWG Holdings. Purchases of assets in, or movements of assets amongst, different subsidiaries could affect the value of the collateral security for obligations under the L Bonds and Seller Trust L Bonds. For example, purchases through, or transfers of life insurance policies to, DLP IV would cause the policies acquired or transferred to become collateral for our amended and restated senior credit facility with LNV Corporation, whereas purchases through, or transfers of life insurance policies to, GWG Life would cause the policies acquired by GWG Life to become collateral for the L Bonds and Seller Trust L Bonds. Accordingly, purchases of assets through, or transfers of assets to, different subsidiaries may affect the value of collateral security for different classes of holders of our debt.

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

Changes in general economic conditions, including, for example, interest rates, investor sentiment, changes specifically affecting competition, technological developments, political and diplomatic events, tax laws, and other factors not known to us today, can substantially and adversely affect our business and prospects. For example, changes in interest rates may increase our cost of capital and ability to raise capital and have a corresponding adverse impact on our operating results. While we may engage in certain hedging activities in the future to mitigate the impact of rising interest rates, none of these risks are or will be within our control.

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

Risks Related to our Strategic Relationship with The Beneficient Company Group, L.P., including the Purchase and Contribution Transaction:

On December 28, 2018, we held the Final Closing of the Exchange Transaction with Beneficient and the Seller Trusts. On April 15, 2019, Jon R. Sabes, the Company’s former Chief Executive Officer and a former director, and Steven F. Sabes, the Company’s former Executive Vice President and a former director, entered into a Purchase and Contribution Agreement (the “Purchase and Contribution Agreement”) with, among others, Beneficient. The closing of the transactions contemplated by the Purchase and Contribution Agreement (the “Purchase and Contribution Transaction”) occurred on April 26, 2019. You should consider carefully the following risk factors related to the Exchange Transaction and Purchase and Contribution Transaction in evaluating us and our business.

We have limited or no ability to influence Beneficient’s management’s decisions regarding its business or its agreements or arrangements with its affiliates.

The Purchase and Contribution Agreement contemplates that following the closing of the Purchase and Contribution Transaction, Beneficient will seek to negotiate and enter into an agreement with GWG pursuant to which GWG will have the authority to appoint a majority of the Board of Directors of the general partner of Beneficient upon terms and conditions as may be determined appropriate to ensure compliance with all regulatory and reporting requirements. Under the Purchase and Contribution Agreement, entry into such agreement is subject to the exercise of the respective fiduciary duties by each of our Board of Directors and the Board of Directors of the General Partner of Beneficient. If and when such agreement is effected, we expect a resulting financial consolidation of Beneficient and its subsidiaries and GWG.

Prior to this occurrence and although we own a significant percentage of BEN LP’s outstanding common units (approximately 89.9% at December 31, 2018), BEN LP’s general partner is authorized to perform all acts that it determines to be necessary or appropriate to carry out BEN LP’s purposes and to conduct its business. As a result, we have only limited voting rights relating to certain matters and, as is contemplated by the terms of BEN LP’s limited partnership agreement (to which we are a party to), any person or group that acquires beneficial ownership of 20% or more of BEN LP’s common limited partnership units (including us) will lose voting rights associated with all of its common units and such common units may not be voted on any matter. Further, any person or group (other than BEN LP’s general partner and its affiliates, or a direct or subsequently approved transferee of the general partner or its affiliates or such person or group approved by the board of directors of the general partner of BEN LP) who acquires, in the aggregate, beneficial ownership of 20% or more of BEN LP’s common units (including us), will lose voting rights associated with all of its common units and such common units may not be voted on any matter and will not be considered to be outstanding when sending notices of a meeting of limited partners, calculating required votes, determining the presence of a quorum or for other similar purposes. In addition, prior to a listing, if any, of BEN LP’s common units on a national stock exchange or, in lieu thereof, quotation of the common units in an automated quotation system, the executive committee of the board of directors of the general partner of BEN LP will be entitled to cast all of the votes that the limited partners would otherwise be entitled to cast, and no limited partner, in its capacity as such, will be permitted to vote in respect of its common units. As a result, we have limited or no ability to influence BEN LP’s management’s decisions regarding its business.

Beneficient has business agreements and other arrangements with parties related to Beneficient and entities affiliated or associated with its founder(s). We cannot assure that these agreements and arrangements have been or will be negotiated and entered into under arms-length terms.

Beneficient may be unable to operate its business successfully, which would negatively impact its ability to generate distributable cash flow and increase the value of BEN LP’s common units.

Beneficient plans to provide mid-to-high net worth individuals (i.e., individuals having a net worth of between $5 million and $30 million) with trust services and related liquidity products (collectively, “trust services and liquidity products”) for the alternative assets and illiquid investment funds those individuals may own, and a variety of other financial services, including custody and clearing of alternative assets, fund and trust administration, retirement funds and insurance services for covering risks attendant to owning or managing alternative assets. The success of the Exchange Transaction and the Purchase and Contribution Transaction from our perspective will depend largely on Beneficient’s ability to operate its business successfully, generate distributable cash flow, and increase the value of BEN LP’s common units (of which we are a significant owner). If Beneficient is unable to do so, such inability will negatively impact the value of our investment in Beneficient and the Commercial Loan.

We may be unable to capitalize on the anticipated benefits of the Exchange Transaction and the Purchase and Sale Transaction.

We entered into the Exchange Transaction anticipating that such transaction would provide significant financial and strategic benefits, including, significantly increasing our common equity, significantly reducing our leverage ratio (as measured by total assets divided by total equity), the introduction of new opportunities to lower our cost of funds (an important driver of shareholder value), diversifying our revenue and cash flow sources resulting in more consistent earnings, and increasing our public float and the liquidity in our common stock, thereby increasing our common stockholder base and potentially attracting additional equity analyst coverage (both of which are important factors in maximizing share valuation). In addition, we believe that the Exchange Transaction has created opportunities for us and Beneficient to pursue strategies that are mutually advantageous, including the opportunity to leverage our knowledge, experience and significant infrastructure in, and the marketing, sales and servicing of, the independent broker dealer market and the related market for illiquid alternative investments — a prime target market for the origination of Beneficient’s suite of liquidity products. We believe that the expansion of our strategic relationship with Beneficient pursuant to the Purchase and Contribution Transaction has created a unified platform uniquely positioned to provide an expanded suite of products, services and resources for investors and the financial professionals who assist them. We intend to collaborate extensively with Beneficient and capitalize on our respective capabilities, relationships and services. Specifically, the Purchase and Contribution Agreement contemplates that we will seek to enter into an agreement with Beneficient pursuant to which we would offer and distribute (through a FINRA registered managing broker-dealer) Beneficient’s liquidity products and services. There is no assurance that we will realize the anticipated benefits from the Exchange Transaction and the Purchase and Contribution Transaction. Failure to realize these benefits will likely negatively impact the results of our operations, our business prospects, the ultimate success of our strategic relationship and the value of our common stock.

Beneficient’s operations will impact our financial performance.

As contemplated by the Purchase and Contribution Agreement (as described above), if GWG is granted the authority to appoint a majority of the Board of Directors of the general partner of Beneficient, we believe that GWG will control Beneficient and that GWG would consolidate Beneficient for financial statement reporting purposes. If such authority is granted, our basis of accounting for and the presentation of our investment in Beneficient will be materially different from that described in this report. We cannot assure of when or if such authority will be granted and when or if such financial consolidation will become appropriate.

Pending the above anticipated financial consolidation, we account for our acquisition of common units of BEN LP using the equity method of accounting. As a result, from the closing of the Exchange Transaction, we will recognize a share of the profits and losses of Beneficient in the periods when such profits and losses are earned or incurred by Beneficient (subject to a quarter-lag accounting policy election that we have made). Because common units of BEN LP will represent a significant percent of our assets, the impact on our financial statements of Beneficient’s financial performance may be material.

Beneficient may be unable to obtain trust company charters, which would hinder Beneficient’s ability to successfully pursue its current business plan and could adversely affect the value of BEN LP’s common units.

Beneficient has applied for trust company charters from the State of Texas and intends to carry on much of its business through two trust company subsidiaries. While it anticipates receiving the trust charters in the near future, there can be no assurance that Beneficient will be successful in obtaining trust company charters or the timing of the receipt of such trust charters. Because Beneficient’s current business plans are based on obtaining regulatory approval to operate as regulated trust companies, a failure to do so may materially and adversely impact its financial performance and prospects, which would likely decrease the value of the BEN LP common units we hold.

BEN LP’s partnership agreement eliminates fiduciary duties that might otherwise be owed to us under Delaware law.

BEN LP’s business and affairs are managed by Beneficient Management, L.L.C., its general partner (“Beneficient Management”). BEN LP’s partnership agreement eliminates the fiduciary duties that might otherwise be owed by Beneficient Management under Delaware law and replaces them with the duties expressly set forth in such agreement. BEN LP’s partnership agreement provides that, when the general partner is permitted or required to make a decision in its “discretion” or pursuant to a provision not subject to an express standard of “good faith,” in making such decision, the general partner has no duty to give any consideration to any interest of or factors affecting Beneficient or any other person. If a decision under BEN LP’s partnership agreement is subject to an express standard of “good faith,” such decision will not constitute a breach of the agreement if the decision is approved by (i) a majority of the members of the conflicts committee of the board of directors of the general partner of Beneficient, (ii) holders of a majority of the voting power of the BEN LP’s common units entitled to vote (excluding voting common units owned by the general partner and its affiliates), or (iii) the general partner acting without a subjective belief that such decision was adverse to the interests of BEN LP. Potential conflicts of interest may arise among the general partner and its affiliates, on the one hand, and Beneficient, on the other hand, and the general partner may be able to favor its own interest to the detriment of Beneficient and the holders of the common units of BEN LP.

Beneficient has significant debt obligations outstanding to us and has the ability to incur additional indebtedness.

Subject to certain restrictions within our current Commercial Loan Agreement with Beneficient, Beneficient is permitted to incur additional indebtedness ranking senior to the Commercial Loan. If Beneficient is unable to execute its business plans, it may materially and adversely impact Beneficient’s ability to repay its indebtedness, including indebtedness under the Commercial Loan Agreement in accordance with its terms. As a significant holder of Beneficient indebtedness, a payment default under any additional indebtedness Beneficient may incur, or under the Commercial Loan Agreement, would likely have a corresponding negative impact on the value of our assets (including the value of our BEN LP common units) and the price of our common stock.

Our percentage ownership in BEN LP may be diluted significantly.

If GWG is granted the authority to appoint a majority of the Board of Directors of Beneficient Management (as contemplated by the Purchase and Contribution Agreement (as described above)), we believe that GWG will control Beneficient and that GWG would consolidate Beneficient for financial statement reporting purposes. It is also possible that GWG and Beneficient will redeem all outstanding common units of BEN LP not owned by GWG such that GWG becomes the sole owner of such common units. In this scenario “dilution” refers to the potentially significant economic rights and privileges of the limited partner interests (described below) that are senior or preferred to our common interests that could result in substantial economic dilution to GWG.

Upon completion of the Exchange Transaction, we owned approximately 89.9% of the issued and outstanding common units in BEN LP. Our percentage ownership does not take into account (i) limited partner interests that may be issued upon the conversion of outstanding securities issued by Beneficient or its affiliates, or (ii) additional limited partner interests that may be issued after the closing of the Exchange Transaction. Importantly, Beneficient Management has discretion to cause BEN LP to issue additional limited partner interests from time to time, and BEN LP’s partnership agreement contains no meaningful restrictions on this authority. Moreover, the Beneficient organizational structure permits the future issuance of additional securities that can, upon certain circumstances or at the discretion of their holders, be converted into additional limited partner interests in BEN LP. Should any of these actions be taken, our percentage ownership in BEN LP will be diluted.

The resale of our common stock issued in the Exchange Transaction could put downward pressure on the market price of our common stock and result in a destabilized trading market for our common stock.

Upon the Final Closing, we issued approximately 27.0 million shares of our common stock, which in the aggregate represented approximately 83% of our outstanding common stock as of December 31, 2018. The shares issued in the Exchange Transaction are subject to resale restrictions applicable to “restricted securities” under applicable federal securities. The Master Exchange Agreement and related ancillary agreements require that we register the resale of the shares of common stock issued in the Final Closing to the Seller Trusts to the extent permitted by applicable SEC rules and regulations. Upon the effectiveness of such registration, or the lapse of applicable resale restrictions under applicable securities laws, the shares of our common stock issued in the Exchange Transaction will be available for resale in the public equity markets only through an Orderly Marketing Agreement among GWG, the Seller Trusts and Credit Suisse Securities (USA), LLC (the “Orderly Marketing Agreement”) or in a widely dispersed registered public offering, unless the restrictions in the Orderly Marketing Agreement are waived by us or the Orderly Marketing Agreement expires. The Orderly Marketing Agreement expires upon the earlier of (i) December 27, 2019 and (ii) the date that all shares of stock subject to the Orderly Marketing Agreement have been sold. We cannot predict the effect, if any, that future sales of these shares or the availability of these shares for future sale could have on the market price of our common stock.

At the Final Closing, we entered into the Orderly Marketing Agreement for the orderly marketing and resale of the common stock issued to the Seller Trusts in the Exchange Transaction. The purpose of this Orderly Marketing Agreement is to manage the timing and amount of our common shares that are publicly resold in the market because the number of shares of our common stock to be issued in the Exchange Transaction substantially increased the total number of our issued and outstanding shares. However, there is no assurance that the Orderly Marketing Agreement will accomplish its purpose of maintaining a stable market for our common stock. The Orderly Marketing Agreement may be terminated upon written agreement among us and the other parties thereto, or by the trust advisors to the Seller Trusts in their sole discretion. The Orderly Marketing Agreement will terminate in accordance with its terms on December 27, 2019.

The Seller Trusts, collectively, own a substantial majority of our outstanding common stock.

According to their most recent Schedule 13D filing, the Seller Trusts own approximately 78.6% of our outstanding common stock. The Seller Trusts are a group of individual common law trusts that received shares of our common stock in the Exchange Transaction. The trustee of each of the Seller Trusts is Delaware Trust Company. The trust advisors of each trust are two individuals unrelated to each other, Jeffrey S. Hinkle and Murray T. Holland (our President and Chief Executive Officer), who have sole decision-making authority with respect to each Seller Trust. The beneficiary of each of the Seller Trusts is MHT Financial, LLC. The current members of MHT Financial, LLC include Murray T. Holland (our President and Chief Executive Officer) and an entity owned by Shawn T. Terry and Mike McGill. The Seller Trusts are entitled to full voting rights with respect to the shares of Common Stock they own. Because the Seller Trusts, collectively, own a substantial majority of our outstanding voting securities, the Seller Trusts are entitled to cast a majority of the votes on all matters requiring stockholder votes, including: the election of directors; mergers, consolidations, acquisitions and other strategic transactions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; amendments to our Certificate of Incorporation or our bylaws; and our winding up and dissolution. This effectively transferred voting control over the Company to the Seller Trusts from Messrs. Jon and Steven Sabes, who held a majority of our outstanding common stock not held by the Seller Trusts prior to the closing of the Purchase and Contribution Transaction. This concentrated ownership enables the Seller Trusts to exert significant influence over all of our corporate activities and may delay, deter or prevent acts that would be favored by our other stockholders. The interests of the Seller Trusts may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of the Company. Also, the Seller Trusts may seek to cause us to take courses of action that, in their judgments, could enhance their investments in us, but which might involve risks to our other stockholders or adversely affect us or our other stockholders. As a result, the market price of our shares could decline or stockholders might not receive a premium over the then-current market price of our shares upon a change in control. In addition, this continued concentration of share ownership, albeit in new hands, may adversely affect the trading price of our shares because prospective investors may perceive disadvantages in owning shares in a company with such significant stockholders.

We are currently relying on the “controlled company” exemption under Nasdaq Stock Market Listing Rules, pursuant to which “controlled companies” are exempt from certain corporate governance requirements otherwise applicable under Nasdaq listing rules.

The Nasdaq Stock Market Listing Rules exempt “controlled companies,” or companies of which more than 50% of the voting power is held by an individual, a group or another company, from certain corporate governance requirements, including those requirements that:

•        A majority of the Board of Directors consist of independent directors;

•        Compensation of officers be determined or recommended to the Board of Directors by a majority of its independent directors or by a compensation committee comprised solely of independent directors; and

•        Director nominees be selected or recommended to the Board of Directors by a majority of its independent directors or by a nominating committee that is composed entirely of independent directors.

The Seller Trusts that acquired our shares in the Beneficient Transactions own approximately 78.6% of our common stock and are considered a group for purposes of the Nasdaq controlled company listing rule, based on the most recent Schedule 13D/A filed by the Seller Trusts and the trust advisors with the SEC. As a result, we are currently a “controlled company” and are relying on the controlled company exemption for certain of the above requirements, including those related to the determination or recommendation of officer compensation. Accordingly, should the interests of the Seller Trusts differ from those of other stockholders, the other our stockholders do not have the same protections generally as stockholders of other Nasdaq-listed companies with respect to corporate governance for so long as we rely on the controlled company exemption from the specified corporate governance requirements. Our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

An inability to obtain accurate and timely financial information from Beneficient may prevent us from complying with reporting obligations under federal securities law and compromise our ability to finance our operations through the public equity or debt markets.

We account for our investment in the common units of BEN LP using the equity method. Under this method, we record our share of the net earnings or losses attributable to BEN LP common unitholders, on a one quarter lag, as a separate line on our consolidated statements of operations. Therefore, we will continue to be heavily reliant on Beneficient to provide us with accurate and timely financial reporting that will allow us to timely prepare and file our own financial statements in accordance with GAAP and in compliance with SEC regulations and Nasdaq listing rules.

If we are unable to obtain accurate and timely financial information from Beneficient and are unable to timely prepare and file our financial statements as a result, we may fail to comply with reporting obligations under federal securities law, become subject to delisting from the Nasdaq Stock Market, and may be unable to utilize the public debt or equity markets to finance our operations. Because we have been heavily reliant on the public offer and sale of L Bonds, discontinuing our L Bond offers would have a material adverse impact on our ability to expand our alternative asset portfolio, service our existing portfolio of life insurance policies, satisfy payment requirements under our debt obligations, including our L Bonds and Seller Trust L Bonds, and otherwise fund our operations. In addition, our failure to deliver financial information and comply with disclosure requirements under applicable SEC regulations may result in covenant violations under our amended and restated senior credit facility with LNV Corporation and hurt our reputation and credibility with our stockholders and our debt holders.

On April 2, 2019, we filed with the SEC a Notification of Late Filing pursuant to Rule 12b-25 of the Securities Exchange Act of 1934 indicating that we were unable, without unreasonable effort and expense, to complete our financial statements as of and for the year ended December 31, 2018 within the time period required to timely file this Annual Report on Form 10-K for the year ended December 31, 2018. Our inability to timely file this Report was due, in part, to a delay in our obtaining financial information from Beneficient. We indicated at the time that we expected to file this Report no later than April 16, 2019, which is the fifteenth calendar day filing extension period afforded registrants under Rule 12b-25 of the Securities Exchange Act of 1934. As of April 16, 2019, however, we remained unable to file this Report. As a result, and in accordance with standard procedures related to the delayed filing of periodic reports with the SEC, we received a letter from NASDAQ stating that we were not in compliance with its filing requirements for continued listing. For the same reasons, we were unable to timely file our Quarterly

Report on Form 10-Q for the quarter ended March 31, 2019 (the “Form 10-Q”), which was due on or before May 15, 2019. As a result, on May 17, 2019, we received a letter from NASDAQ stating that the Company continued not to be in compliance with the filing requirements for continued listing under NASDAQ Listing Rule 5250(c)(1). The NASDAQ letter provides that the Company has until June 17, 2019 (60 calendar days from after the date it received NASDAQ’s initial notification letter) to submit a plan to regain compliance with NASDAQ’s filing requirements for continued listing. The Company submitted its compliance plan to NASDAQ on June 12, 2019. NASDAQ accepted the Company’s compliance plan on June 19, 2019 and granted an extension of 180 days from the Form 10-K’s filing due date, or October 14, 2019, for the Company to regain compliance with NASDAQ’s filing requirements for continued listing. If the Company is unable to regain compliance with NASDAQ’s filing requirements for continued listing within the 180 extension period, we expect to be delisted, in which case our business and the value of our securities would likely be materially and adversely impacted. Our inability to timely file these reports also resulted in a temporary suspension of the offering of our L Bonds and in our management concluding that our internal control over financial reporting and our disclosure controls and procedures as of December 31, 2018 were not effective due to the existence of a material weakness in our internal control over financial reporting. See Item 9A — Controls and Procedures.

Our remedies for an “Event of Default” under our Commercial Loan Agreement with BEN LP are limited.

As part of the Exchange Transaction, GWG Life, as lender, and BEN LP, as borrower, entered into the Commercial Loan Agreement under which $192,615,000 in principal and interest was outstanding at December 31, 2018. The principal amount under the Commercial Loan Agreement is due on August 9, 2023; provided that (a) in the event BEN LP completes at least one public offering of its common units raising at least $50 million which on its own or together with any other public offering of BEN LP’s common units results in BEN LP raising at least $100 million, then the maturity date will be extended to August 9, 2028; and (b) in the event that BEN LP (i) completes at least one public offering of its common units raising at least $50 million which on its own or together with any other public offering of BEN LP’s common units results in BEN LP raising at least $100 million and (ii) at least 75% of Beneficient Holding’s total outstanding NPC-B limited partnership interests have been converted to shares of BEN LP’s common units, then the maturity date will be extended to August 9, 2033.

BEN LP’s obligations under the Commercial Loan Agreement are unsecured, and repayment of the balance under the Commercial Loan Agreement is subordinated in right of payment to any of Beneficient’s commercial bank debt and to obligations which may arise in connection with its NPC-B Unit limited partnership interests. As a result, our remedies upon a default by BEN LP under the Commercial Loan Agreement that constitutes an “Event of Default” (as defined in the Commercial Loan Agreement) are limited to accelerating the loan and commencing a lawsuit for collection. We would not have the right to force BEN LP into bankruptcy or, since the Commercial Loan is unsecured, foreclose on any collateral. In addition, under the subordination provisions of the Commercial Loan Agreement, we would have the right to receive proceeds of any sale of BEN LP assets or any liquidation proceeding only after Beneficient’s senior lender is paid in full.

Failure to effectively transition the management and oversight roles served by our former executives and our Board of Directors may materially disrupt our business operations.

We have historically been heavily reliant upon the service of Jon R. Sabes as our Chief Executive Officer since our inception. On April 26, 2019, and in connection with the closing of the Purchase and Contribution Transaction, Mr. Jon R. Sabes resigned as our Chief Executive Officer and from all officer positions he held with the Company or any of its subsidiaries prior to the closing, other than his position as Chief Executive Officer of our technology focused wholly owned subsidiaries, Life Epigenetics Inc. and youSurance General Agency, LLC. Also at such closing, Murray T. Holland was appointed to serve as Chief Executive Officer. It will be vital to ensure a successful transition of Mr. Sabes’ roles, responsibilities and leadership to Mr. Holland. A failure to effectively transition to Mr. Holland could be materially disruptive to our business operations and have a material adverse effect on such operations and our financial results. In addition, the reconstitution of our board of directors and management team that occurred upon the closing of the Purchase and Contribution Transaction will likely alter our operating priorities, allocation of capital and overall strategic direction, which may not ultimately prove to be successful.

The Purchase and Contribution Agreement provides that GWG and Beneficient will use commercially reasonable efforts to enter into a joint venture agreement which may significantly alter the existing strategic relationship between GWG and Beneficient.

The Purchase and Contribution Agreement provides that GWG and Beneficient will use commercially reasonable efforts to enter into a joint venture agreement. The terms of that agreement have not been determined and they may significantly alter the existing strategic relationship between GWG and Beneficient, including granting GWG the authority to designate a majority of the Board of Directors of Beneficient Management, providing for further integration of our respective businesses and establishing additional or alternative financing arrangements. The terms of the joint venture agreement are subject to approval of the Board of Directors of GWG and the Board of Directors of Beneficient Management and subject to the exercise of their respective fiduciary duties. The Board of Directors of GWG has established a special committee of independent and disinterested directors to review and, if deemed appropriate, approve proposed transactions with or involving Beneficient.

Risks Related to Beneficient’s operations:

In addition to the risks set forth above related to our strategic relationship with Beneficient generally, the risk factors set forth below relate specifically to Beneficient’s business operations. Because common units of BEN LP represent a significant percent of our assets, the impact on our financial results of Beneficient’s current business operations may be material to the overall results of our business operations. Therefore, you should also consider carefully the following risk factors in evaluating us and our business.

Beneficient does not have any operating history for its new business.

Beneficient’s management has a long track record of successfully organizing and operating businesses, including Beneficient’s founder who organized Beneficient’s predecessor in 2003, but Beneficient’s business plan represents a new phase in its development and Beneficient does not have operating history under its current business plan. Additionally, Beneficient’s proposed trust company subsidiaries have no operating history. In general, companies that seek to implement these kinds of business plans present substantial business and financial risks and uncertainties.

Beneficient’s business is dependent on obtaining the charters necessary to implement its business plan.

Beneficient’s proposed trust company subsidiaries may not commence trust company operations until those subsidiaries receive the necessary trust charters from the Texas Department of Banking. Beneficient filed charter applications for its proposed trust company subsidiaries with the Texas Department of Banking in September of 2018 and approval of those applications is not assured. Even if the charter applications are approved, Beneficient expects that the approvals will be subject to certain conditions including, among others, that the proposed trust company subsidiaries satisfy certain minimum restricted capital requirements. There is no assurance that Beneficient will be able to satisfy all the conditions imposed by the Texas Department of Banking in connection with its approvals. In addition, such conditions could delay the anticipated time for commencement of trust operations.

If Beneficient is ultimately unable to obtain satisfactory limited trust association charters, Beneficient’s ability to implement its current business plan may be compromised. Without the trust company charters, federal regulations would substantially limit the amount of liquidity solutions or transactions with beneficial interests in underlying alternative assets (“Liquidity Transactions”) or financing transactions Beneficient could undertake.

A determination that Beneficient is an unregistered investment company would have serious adverse consequences.

A determination that Beneficient or any of the proposed trust company subsidiaries is an unregistered investment company under the Investment Company Act of 1940 (the “1940 Act”) would have serious adverse consequences. Beneficient does not believe it could operate its business effectively as a registered investment company. As a result, Beneficient would have to change its operations so as not to be an investment company. Changes could include refraining from raising capital, changing the types of products and services that Beneficient provides, and changing the nature of Beneficient’s assets related to interests in private equity funds and other alternative assets that serve as collateral supporting Beneficient’s Liquidity Transactions or financing transactions (“BEN Collateral”). Furthermore, if at any time it were established that Beneficient or any of the proposed trust company subsidiaries had been operating as an investment company in violation of the registration requirements of the 1940 Act, there would be a risk, among other material adverse consequences, that such company: (i) could become subject to SEC enforcement and investigation, monetary penalties or injunctive relief, or both and (ii) would be unable to enforce contracts with third parties or that third parties could seek to obtain rescission of transactions with such company undertaken during the period in which it was established that such company was an unregistered investment company. Such developments would be likely to have material and adverse consequences for Beneficient. In addition, if Beneficient were treated as an investment company, it would not be eligible to be taxed as a partnership and instead would be taxable as a corporation for U.S. federal income tax purposes, which could result in a material and adverse impact on the returns of holders of BEN LP common units.

Beneficient’s success depends on certain key executives and the ability to attract, retain, and develop new professionals.

Beneficient’s success will depend in large part upon the skills, experience, personal reputations and network of business contacts of certain key executives. These individuals’ reputations, business relationships and expertise are critical elements in the successful implementation of Beneficient’s business strategy. Accordingly, the loss of any of the key executives could materially harm Beneficient’s business and the value of Beneficient.

Beneficient’s key executives are directly responsible for setting Beneficient’s strategic direction, operating Beneficient’s business, maintaining and expanding business and other critical relationships, customers and business partners and identifying expansion opportunities. Should Beneficient lose one of these key executives, it may have to search externally for a qualified replacement, which search may be prolonged, and Beneficient cannot provide assurance that it will be able to hire such a replacement on a timely basis or at all.

Competition for qualified personnel in the financial services industry is intense. Thus, the loss of any of these key personnel, by resignation, termination, death or disability, or Beneficient’s inability to recruit and retain qualified replacements, could cause disruption in Beneficient’s business and could prevent Beneficient from fully implementing Beneficient’s business strategy, which could materially and adversely affect Beneficient’s business, growth and profitability.

Beneficient may not be able to grow, effectively manage its growth, or achieve profitability.

A principal focus of Beneficient’s strategy is to expand the number of Beneficient’s product offerings, grow Beneficient’s trust administration products and services and increase the number of clients Beneficient serves. Beneficient’s future growth will depend upon a number of factors, many of which are beyond Beneficient’s ability to control. These factors include Beneficient’s ability to:

•        accurately assess the demand for and sell the products and offerings that Beneficient expects to develop to meet demand;

•        compete against other client solutions and other vendors;

•        maintain the quality of Beneficient’s trust administration products and services;

•        effectively manage Beneficient’s underwriting criteria, the acquisition of alternative assets and manage BEN Collateral, including with effective risk management discipline;

•        update Beneficient’s products and offerings and develop new products and offerings needed by clients; and

•        hire, train and retain qualified personnel to manage and operate Beneficient’s business as it is expected to grow.

A deficiency in any of these factors could adversely affect Beneficient’s ability to achieve or manage growth or profitability.

Beneficient’s business faces substantial competition from a variety of financial solution companies and other liquidity providers.

Beneficient will face substantial competition in all areas of its operations from a variety of competitors, many of which are larger, have an established track record and reputation, and may have more financial resources. Beneficient’s business will compete with other providers of financial and trust administration such as bank holding companies, commercial and savings banks, savings and loan associations, credit unions, asset managers and their private equity affiliates, insurance companies and a growing list of other local, regional and national institutions which offer financial and trust administration. Beneficient’s business will also compete with other providers of liquidity for alternative assets, including secondary funds, which may hinder Beneficient’s ability to offer Liquidity Transactions and financings to the market. If Beneficient is unable to compete effectively, Beneficient will lose market share and income generated from trust administration and other financial products will decline.

Beneficient’s liquidity, profitability and business may be adversely affected by an inability to access, or ability to access only on unfavorable terms, the capital markets.

Liquidity is essential to Beneficient’s business and will require Beneficient to continue to grow its capital. To the extent that working capital is insufficient to fund future operating costs and potential losses and loss adjustment expenses, Beneficient may need to raise additional funds through equity or debt financings, reduce expenses, or curtail Beneficient’s growth. Many factors will affect Beneficient’s capital needs and their amount and timing, including Beneficient’s growth and profitability, as well as market disruptions and other unforeseeable developments.

Beneficient’s liquidity may be impaired by an inability to access, or ability to access only on unfavorable terms, secured and/or unsecured debt markets or equity markets, an inability to access funds from its subsidiaries or otherwise allocate liquidity optimally, an inability to sell assets or redeem its interests in the BEN Collateral, or unforeseen outflows of cash or collateral. This situation may arise due to circumstances that Beneficient may be unable to control, such as a general market disruption or an operational problem that affects third parties or Beneficient, a disruption of the financial markets or negative views about the financial services industry generally, including concerns regarding fiscal matters in the U.S. and other geographic areas.

In addition, Beneficient’s ability to raise funding could be impaired if investors or lenders develop a negative perception of Beneficient’s long-term or short-term financial prospects. An increase in debt of Beneficient and/or its subsidiaries may increase Beneficient’s leverage and reduce its interest coverage.

If Beneficient is unable to raise funding using the methods described above, Beneficient would likely need to consider financing or liquidating assets to meet maturing liabilities. Beneficient may be unable to sell some of its assets or Beneficient may have to sell assets at a discount to market value, either of which could adversely affect Beneficient’s results of operations, cash flows and financial condition.

Beneficient’s results of operations may fluctuate from period to period.

Beneficient expects that the results of its operations may vary significantly from period to period for a variety of reasons, many of which are outside of Beneficient’s control and difficult to predict, including the number of alternative asset owners Beneficient can engage as clients, performance of the alternative assets comprising the BEN Collateral and concentration of risk in the portfolios. Because Beneficient’s results of operations may vary significantly from quarter to quarter, the results of any one period should not be relied upon as an indication of future performance. Many but not all of the factors that may cause Beneficient’s results of operations to fluctuate are presented in these risk factors.

Beneficient may incur significant losses as a result of ineffective risk management processes and strategies.

Beneficient seeks to monitor and control its risk exposure by developing an effective risk and control framework which will encompass a variety of separate but complementary financial, credit, operational, compliance, and legal reporting systems; internal controls; management review processes; and other mechanisms. While Beneficient employs and will continue to develop and deploy a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application may not be effective and may not anticipate every risk event in all market environments or the specific nature of the impact and timing of such outcomes.

Beneficient’s operations, products and services may be negatively impacted by changes in economic and market conditions.

Beneficient’s operations, products and services may be negatively impacted by changes in general economic and market conditions because the performance of Beneficient’s private trust lending and liquidity products and trust and custody services is directly affected by conditions in the financial and securities markets. The financial markets and businesses operating in the securities industry are highly volatile (meaning that performance results can vary greatly from period to period) and are directly affected by, among other factors, domestic and foreign economic conditions, geopolitics and general trends in business and finance, all of which are beyond Beneficient’s control. Declines in the financial markets or a lack of sustained growth may result in a corresponding decline in Beneficient’s performance and may adversely affect the assets comprising the BEN Collateral.

Fluctuations in interest rates may negatively impact the business of Beneficient.

Fluctuations in interest rates may negatively impact the business of Beneficient. These rates are highly sensitive to many factors beyond Beneficient’s control, including general economic conditions, both domestic and foreign, and the monetary and fiscal policies of various governmental and regulatory authorities. Beneficient’s assets and liabilities can be affected significantly by changes in market interest rates. As a result, Beneficient may adopt asset and liability management policies to minimize the potential adverse effects of changes in interest rates, primarily by altering the mix and maturity of Liquidity Transactions, interests in the BEN Collateral, funding sources, and derivatives. However, even with these policies in place, a change in interest rates can impact Beneficient’s financial condition. Beneficient’s ability to successfully manage its interest rate risks is subject to factors beyond its control.

Beneficient relies on other companies to provide key components of Beneficient’s business infrastructure.

Third-party vendors are expected to provide key components of Beneficient’s business infrastructure. Any problems caused by these third parties, including as a result of their not providing Beneficient their services for any reason or their performing their services poorly, could adversely affect Beneficient’s ability to deliver products and services to Beneficient’s customers, impair Beneficient’s ability to conduct its business efficiently and effectively, and/or result in regulatory action, financial loss, litigation, and loss of reputation. Replacing these third-party vendors could also entail significant delay and expense.

Beneficient may only be able to offer a limited number of products.

Beneficient may only be able to offer a limited number of products due to regulatory, capital or other restrictions. Accordingly, the prospects for Beneficient’s success may be solely dependent upon the performance of a single product or solution, or dependent upon the development or market acceptance of a single or limited number of products or solutions. A lack of diversification in its offerings may make Beneficient susceptible to numerous economic, competitive and regulatory conditions, any or all of which may have a substantial adverse impact upon Beneficient’s ability to operate its business and/or grow its business in the future. Further, Beneficient would not be able to diversify its operations or benefit from the possible spreading of risks or offsetting of losses that offering a comprehensive suite of solutions could provide.

Beneficient depends on the accuracy and completeness of information from and about customers and counterparties.

In deciding whether to enter into Liquidity Transactions with customers and counterparties, Beneficient may rely on information furnished to it by or on behalf of customers and counterparties, including financial statements and other financial information. Beneficient also may rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, under Beneficient’s liquidity product offerings, Beneficient may rely on information provided by a customer such as net asset value of an underlying alternative asset. Beneficient will also rely on customer representations and certifications, or other audit or accountants’ reports, with respect to the business and financial condition of the assets underlying the Liquidity Transaction. Reliance on customers and counterparties may not reveal or highlight all relevant facts (including bribery, fraud or other illegal activities) or risks that are necessary or helpful in evaluating such transaction opportunity. Instances of bribery, fraud, accounting irregularities and other improper, illegal or corrupt practices can be difficult to detect and may be more widespread in certain jurisdictions. Beneficient’s financial condition, results of operations, financial reporting and reputation could be negatively affected if Beneficient relies on materially misleading, false, inaccurate or fraudulent information.

Beneficient will be subject to comprehensive governmental regulation and supervision.

Beneficient and its subsidiaries will operate in a highly regulated environment and will be subject to supervision and regulation by several governmental agencies, including the Texas Department of Banking. Beneficient and its subsidiaries are expected to be subject to changes in federal and state laws, regulations, governmental policies, tax laws and accounting principles. As Beneficient’s business grows, Beneficient and its subsidiaries expect to become subject to additional regulatory agencies’ regulation. Changes in regulations or the regulatory environment could adversely affect Beneficient’s business.

Beneficient may incur fines, penalties and other negative consequences from regulatory violations.

Beneficient may fail to comply with applicable laws and regulations and be held accountable for such violations, even if such violations are inadvertent. Some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there were systems and procedures designed to ensure compliance in place at the time. For example, Beneficient is subject to regulations issued by the Office of Foreign Assets Control, or “OFAC,” that prohibit financial institutions from participating in the transfer of property belonging to the governments of certain foreign countries and designated nationals of those countries. OFAC may impose penalties for inadvertent or unintentional violations even if reasonable processes are in place to prevent the violations. There may be other negative consequences resulting from a finding of noncompliance, including restrictions on certain activities. Such a finding may also damage Beneficient’s reputation and could restrict the ability of institutional investment managers to invest in Beneficient’s securities.

Beneficient faces a risk of noncompliance with and enforcement actions under the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service (the “IRS”). Beneficient is also subject to increased scrutiny of compliance with the rules enforced by the OFAC and compliance with the Foreign Corrupt Practices Act. If Beneficient’s policies, procedures and systems are deemed deficient, Beneficient will be subject to liability, including fines and regulatory actions, which may include restrictions on Beneficient’s ability to make distributions to its unitholders and the necessity to obtain regulatory approvals to proceed with certain aspects of Beneficient’s business plan. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for Beneficient. Any of these results could materially and adversely affect Beneficient’s business, financial condition and results of operations.

Difficult market conditions can cause investors to reduce or suspend their investments in alternative assets or their desire to liquidate alternative assets they hold, which could adversely affect Beneficient’s business.

During economic downturns, alternative asset owners may suffer from decreasing returns (including negative returns and loss of principal investment), liquidity pressure, increased volatility and difficulty maintaining targeted asset allocations, and investors may decrease or suspend making new fund investments during and after such periods. As the economy begins to recover from these periods, investors may elect to reduce their exposure to alternative investments, resulting in a smaller overall pool of potential clients in the industry and customers for Beneficient’s services and products in the future. In the event all or part of this analysis proves true, when trying to find new customers Beneficient will be competing for fewer available alternative assets to administer in an increasingly competitive environment, which could lead to terms less favorable to Beneficient as well as difficulty in reaching new customers. Such changes would adversely affect Beneficient’s revenues and profitability.

Beneficient is dependent on the continued success of the private equity industry and on the identification of suitable investment opportunities for Beneficient’s clients.

Beneficient’s success depends, in part, on the continued success of private equity firms and the private equity industry that has enjoyed a prolonged period of expansion and profitability. There is no assurance that such success and profitability will continue. Beyond business and financial success, the private equity industry may also become subject to greater governmental regulation and investigation which could have a negative effect on Beneficient.

Beneficient’s success depends, in part, on the identification and availability of suitable investment opportunities for its clients. The availability of investment opportunities is subject to market conditions and other factors outside of Beneficient’s control and the control of the private markets fund managers with which BEN invests. There is no assurance that the private markets funds Beneficient selects will be able to identify sufficient attractive investment opportunities to meet its investment objectives.

A failure of Beneficient to appropriately identify and address potential conflicts of interest could adversely affect Beneficient’s business.

Beneficient intends to develop robust procedures and controls designed to identify and address conflicts of interest. However, appropriately identifying and dealing with conflicts of interest is complex and difficult, and Beneficient’s reputation could be damaged, and the willingness of clients to enter into transactions with Beneficient may be affected, if Beneficient fails, or appears to fail, to identify, disclose and deal appropriately with conflicts of interest. In addition, potential or perceived conflicts could give rise to litigation or regulatory enforcement actions.

A failure in Beneficient’s operational systems as well as human error or malfeasance, could impair Beneficient’s liquidity, disrupt Beneficient’s business, result in the disclosure of confidential information, damage Beneficient’s reputation, and cause losses.

Beneficient faces a variety of risks that are substantial and inherent in its business, including market, liquidity, credit, operational, legal, regulatory and reputational risks. The following are some of the more important factors that could affect Beneficient’s business.

Beneficient’s financial, accounting, data processing or other operational systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond Beneficient’s control. Beneficient must continuously update systems to support its operations and growth and to respond to changes in regulations and markets, and invest heavily in systemic controls and training to ensure that such transactions do not violate applicable rules and regulations or, due to errors in processing such transactions, adversely affect markets, Beneficient’s clients or Beneficient. Enhancements and updates to systems, as well as the requisite training, including in connection with the integration of new businesses, entail significant costs and create risks associated with implementing new systems and integrating them with existing ones.

The use of computing devices and phones is critical to the work done by Beneficient’s employees and the operation of Beneficient’s systems and business and those of Beneficient’s clients and its third-party service providers and vendors. Additionally, computing devices may be vulnerable to cyber-attacks or have other inherent weaknesses.

Notwithstanding the proliferation of technology and technology-based risk and control systems, Beneficient’s business ultimately relies on people as its greatest resource, and, from time-to-time, they may make mistakes or engage in violations of applicable policies, laws, rules or procedures that are not always identified immediately by Beneficient’s technological processes or by Beneficient’s controls and other procedures, which are intended to prevent and detect such errors or violations. These errors or violations can include calculation errors, mistakes in addressing emails, errors in software or model development or implementation, or simple errors in judgment, as well as intentional efforts to ignore or circumvent applicable policies, laws, rules or procedures. Human errors and malfeasance, even if promptly discovered and remediated, can result in material losses and liabilities for Beneficient.

Any cybersecurity-attack or other security breach of Beneficient’s technology systems, or those of third-party vendors Beneficient relies on, could subject Beneficient to significant liability and harm Beneficient’s business operations and reputation.

Cybersecurity attacks and security breaches of Beneficient’s technology systems, including those of Beneficient’s clients and third-party vendors, may subject Beneficient to liability and harm Beneficient’s business operations and overall reputation. Beneficient’s operations rely on the secure processing, storage and transmission of confidential and other information in its computer systems and networks. Threats to information technology systems associated with cybersecurity risks and cyber incidents continue to grow, and there have been a number of highly publicized cases involving financial services companies, consumer-based companies and other organizations reporting the unauthorized disclosure of client, customer or other confidential information in recent years. Beneficient is regularly the target of attempted cyber-attacks. Cybersecurity risks could disrupt Beneficient’s operations, negatively impact Beneficient’s ability to compete and result in injury to Beneficient’s reputation, downtime, loss of revenue, and increased costs to prevent, respond to or mitigate cybersecurity events. Although Beneficient has developed, and continues to invest in, systems and processes that are designed to detect and prevent security breaches and cyber-attacks, and while Beneficient expects to periodically test this security, Beneficient’s security measures, information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions that could result in unauthorized disclosure or loss of sensitive information; damage to Beneficient’s reputation; the incurrence of additional expenses; additional regulatory scrutiny or penalties; or Beneficient’s exposure to civil or criminal litigation and possible financial liability, any of which could have a material adverse effect on BEN’s business, financial condition and results of operations.

Third parties upon whom Beneficient relies face similar threats, which could directly or indirectly impact Beneficient’s business and operations. The occurrence of a cybersecurity-incident or attack on Beneficient’s third-party vendors could have a material adverse effect on Beneficient’s reputation and on Beneficient’s business, financial condition and results of operations.

Beneficient may not be able to attract a sufficient number of clients to achieve Beneficient’s business goals.

Many alternative assets contain stringent transfer restrictions imposed by the issuing entity, which may prevent Beneficient from providing trust administration and financing and liquidity with respect to such assets. Beneficient may not be able to attract a sufficient number of clients or alternative assets and, as a result, its revenues and profitability could be adversely affected.

Beneficient’s failure to correctly identify mergers, acquisitions, divestitures or other strategic transactions could have a material adverse effect on its business, financial condition and results of operations.

Mergers, acquisitions, and other strategic transactions involve inherent risks that could compromise the success of the combined business and dilute the holdings of Beneficient’s unitholders. If Beneficient is incorrect when assessing the value, strengths, weaknesses, liabilities and potential profitability of such transactions, or if Beneficient fails to adequately integrate the acquired businesses or individuals, the success of the combined business could be compromised. Business acquisitions are subject to the risks commonly associated with such transactions including, among others, potential exposure to unknown liabilities of acquired companies and to acquisition costs and expenses, the difficulty and expense of integrating the operations and personnel of the acquired companies, potential disruptions to the business of the combined company and potential diversion of management’s time and attention, the impairment of relationships with and the possible loss of key employees and clients as a result of changes in management, potential litigation or other legal risks, potential write-downs related to goodwill impairments in connection with acquisitions and dilution to the unitholders of the combined company if the acquisition is made for equity of the combined company. In addition, investment strategies, technologies or businesses of acquired companies may not be effectively assimilated into Beneficient’s business or may have a negative effect on the combined company’s revenues or earnings. The combined company may also incur significant expenses to complete acquisitions and support acquired investment strategies and businesses. Further, any such acquisitions may be funded with cash, debt or equity, which could dilute the holdings or limit the rights of Beneficient’s unitholders. Finally, Beneficient may not be successful in identifying attractive acquisition candidates or completing acquisitions on favorable terms.

Divestitures involve inherent risks that could compromise the success of Beneficient’s business. Risks related to divestitures can include difficulties in the separation of the divested business, loss of clients, retention or obligation to indemnify certain liabilities, the failure of counterparties to satisfy payment obligations, unfavorable market conditions that may impact any earnout or contingency payment due to Beneficient and unexpected difficulties in losing employees of the divested business.

There is no assurance that Beneficient will be successful in overcoming these or other risks encountered with mergers, acquisitions, divestitures and other strategic transactions. These risks may prevent Beneficient from realizing the expected benefits from mergers, acquisitions, divestitures and other strategic transactions and could result in the failure to realize the full economic value of a strategic transaction.

Beneficient faces risks associated with the ability of its information technology systems and its people and processes to support its operations and future growth effectively.

In order to serve Beneficient’s market effectively, Beneficient has developed, and is continually developing, a comprehensive array of products and services. In order to support these products and services and for Beneficient to operate effectively, Beneficient has developed, purchased and licensed information technology and other systems and processes. As Beneficient’s business grows, Beneficient expects to continue to invest in and enhance these systems, and its people and processes.

These investments and enhancements may affect Beneficient’s future profitability and overall effectiveness. From time to time, Beneficient may change, consolidate, replace, add or upgrade existing systems or processes, which if not implemented properly to allow for an effective transition, may have an adverse effect on Beneficient’s operations, including business interruptions which may result in inefficiencies, revenue losses, client losses, exposure to fraudulent activities, regulatory enforcement actions, or damage to Beneficient’s reputation. Beneficient also outsources certain operational and other functions to consultants or other third parties. If Beneficient does not implement its systems effectively or if its outsourcing business partners do not perform their functions properly, there could be an adverse effect on Beneficient. There can be no assurance that Beneficient will be able to effectively maintain or improve its systems and processes, or utilize outsourced talent, to meet its business needs efficiently. Any failure of such could adversely affect Beneficient’s operations, financial condition, results of operations, future growth and reputation.

Business disruptions and interruptions due to natural disasters and other external events beyond Beneficient’s control can adversely affect Beneficient’s business, financial condition and results of operations.

Beneficient’s operations can be subject to natural disasters and other external events beyond Beneficient’s control, such as earthquakes, fires, severe weather, public health issues, power failures, telecommunication loss, major accidents, terrorist attacks, acts of war, and other natural and man-made events. Such events, whether natural or attributable to human beings, could cause severe destruction, disruption or interruption to Beneficient’s operations or property. Financial institutions, such as Beneficient, generally must resume operations promptly following any interruption. If Beneficient were to suffer a disruption or interruption and was not able to resume normal operations within a period consistent with industry standards, Beneficient’s business could suffer serious harm. In addition, depending on the nature and duration of the disruption or interruption, BEN might be vulnerable to fraud, additional expense or other losses, or to a loss of business and/or clients. Beneficient expects to implement a business continuity plan and continue to enhance it on an ongoing basis. There is no assurance that Beneficient’s business continuity plan can adequately mitigate the risks of such business disruptions and interruptions.

If Beneficient fails to establish and maintain effective internal controls over financial reporting, Beneficient’s ability to accurately report its financial results could be adversely affected.

Beneficient has been and is a private company with limited accounting personnel to execute its accounting processes and other supervisory resources with which to address Beneficient’s internal controls over financial reporting. There is no certainty that Beneficient will be able to maintain effective internal controls over financial reporting.

Effective internal controls are necessary for Beneficient to provide reliable financial reports, prevent fraud and operate successfully. If Beneficient cannot provide reliable financial reports or prevent fraud, Beneficient’s ability to accurately report its financial results could be adversely affected and its reputation and operating results would be harmed. Beneficient cannot be certain that its efforts to develop and maintain its internal controls will be successful or that Beneficient will be able to maintain adequate controls over its financial processes and reporting in the future. Any failure to develop or maintain effective internal controls, or difficulties encountered in implementing or improving Beneficient’s internal controls, could harm Beneficient’s operating results or cause GWG to fail to meet its reporting obligations. See the risk factor above “An inability to obtain accurate and timely financial information from Beneficient may prevent us from complying with reporting obligations under federal securities law . . . .” Ineffective internal controls could also cause investors to lose confidence in Beneficient’s reported financial information.

Beneficient faces risks from regulatory investigations and proceedings and from private actions brought against it.

From time to time, Beneficient may be named as a defendant or otherwise become involved in various legal proceedings, including class actions and other litigation or disputes with third parties. Future actions against Beneficient may result in judgments, settlements, fines, penalties or other results adverse to Beneficient, which could materially adversely affect Beneficient’s business, financial condition or results of operations, or cause serious reputational harm to Beneficient.

Beneficient’s businesses and operations are also subject to increasing regulatory oversight and scrutiny, which may lead to additional regulatory investigations or enforcement actions. These and other initiatives from federal and state officials may subject Beneficient to judgments, settlements, fines or penalties, or cause Beneficient to be required to restructure its operations and activities, all of which could lead to reputational issues, or higher operational costs, thereby reducing Beneficient’s profitability.

While Beneficient seeks to insure against potential risks, Beneficient may not be able to obtain insurance to cover certain risks, or obtain coverage on favorable terms, and the insurance that Beneficient has may be inadequate to cover certain civil or criminal proceedings or regulatory investigations and associated costs.

Beneficient may be impacted adversely by claims or litigation, including claims or litigation relating to its fiduciary responsibilities.

Beneficient’s business involves the risk that clients or others may sue Beneficient, claiming that Beneficient has failed to perform under a contract or otherwise failed to carry out a duty perceived to be owed to them. This risk is heightened when Beneficient’s trust company subsidiaries begin serving as fiduciaries for their clients following the issuance of state trust company charters. Specifically, Beneficient’s trust company subsidiaries will be required to (i) adhere to the fiduciary standard of care required under the terms of the governing documents or applicable law and (ii) properly discharge their fiduciary duties. If Beneficient fails to comply with these fiduciary obligations, it could incur significant costs and possibly liability, which could materially and adversely affect Beneficient’s business, financial condition or results of operations. Liability for breach of fiduciary duty may be difficult to assess or quantify and its existence and magnitude may remain unknown for a substantial period of time. Additionally, an alleged breach of fiduciary duty, regardless of the merits of such alleged breach, could significantly damage Beneficient’s reputation and cause it to incur legal and other costs. Claims made or actions brought against Beneficient, whether founded or unfounded, may result in injunctions, settlements, damages, fines or penalties, which could have a material adverse effect on Beneficient’s financial condition and results of operations, could adversely affect Beneficient’s ability to raise additional funding or attract new clients, and could require changes to Beneficient’s business. Even if Beneficient defends itself successfully, the cost of litigation is often substantial, and public reports regarding claims made against Beneficient may cause damage to its reputation among existing and prospective clients or negatively impact the confidence of counterparties, rating agencies, and equityholders, consequently affecting Beneficient’s earnings negatively.

A change in Beneficient’s tax treatment could adversely affect Beneficient.

Beneficient is subject to a variety of tax laws and tax regulations by national, regional and local governments. Beneficient, and most of its subsidiaries, are pass through entities that are generally not subject to taxation. Rather, Beneficient passes on the distributive share of income to its investors who bear the burden of any tax liability that may be generated by such income. These tax laws and regulations (including the applicable tax rates), and their interpretation and application, may change from time to time and those changes could have a material adverse effect on the results of operations or Beneficient’s financial position.

In addition, without the consent of Beneficient’s unitholders, Beneficient’s general partner may elect to convert Beneficient into a corporation or be taxed as a corporation for U.S. federal income tax purposes if certain conditions have been met. Such a conversion could be a taxable event to Beneficient’s unitholders where gain or loss is recognized. In addition, a conversion would subject all of Beneficient’s future net income to a level of corporate tax, which may reduce the amount of cash available for distribution or reinvestment.

Beneficient’s business, profitability and liquidity may be adversely affected by deterioration in the credit quality of, or defaults by, third parties who owe Beneficient money, securities or other assets or whose securities or obligations Beneficient holds.

Beneficient is exposed to the risk that third parties that owe Beneficient money, securities or other assets will not perform their obligations. These parties may default on their obligations to Beneficient due to bankruptcy, lack of liquidity, operational failure or other reasons. A failure of a significant market participant, or even concerns about a default by such an institution, could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect Beneficient.

In the event Beneficient uses hedging transactions to manage certain market risks, Beneficient’s business, profitability and liquidity may be adversely affected by unanticipated market conditions including interest rates, currency exchange rates, equity market behavior, and other relevant asset classes.

When managing its exposure to market risks, Beneficient may make use of forward contracts, options, swaps, caps, collars and floors or pursue other strategies or use other forms of derivative instruments to limit its exposure to changes in the relative values of investments that may result from market developments, including changes in prevailing interest rates and currency exchange rates.

The use of hedging transactions and other derivative instruments to reduce the effects of changes in the value of a position does not eliminate the possibility of fluctuations in the value of the position or prevent losses if the value of the position declines. However, such activities can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of the position. Such transactions may also limit the opportunity for gain if the value of a position increases. Moreover, it may not be possible to limit the exposure to a market development that is so generally anticipated that a hedging or other derivative transaction cannot be entered into at an acceptable price. Although Beneficient may enter into hedging transactions in order to reduce its exposure to market risks, unanticipated market changes may result in poorer overall investment performance than if the transaction had not been executed. In addition, the degree of correlation between price movements of the instruments used in connection with hedging activities and price movements in a position being hedged may vary. Moreover, for a variety of reasons, Beneficient may not be successful in establishing a sufficient correlation or a sufficient matching of cash flows between the instruments used in a hedging or other derivative transaction and the position being hedged. An insufficient correlation could prevent Beneficient from achieving the intended result and create new risks of loss. In addition, Beneficient will not be able to fully limit exposure against all changes in the values of the alternative assets underlying its Liquidity Transactions, because the values of such assets are likely to fluctuate as a result of a number of factors, some of which will be beyond Beneficient’s control, and it may not be able to respond to such fluctuations in a timely manner or at all.

Beneficient’s fair value estimates of illiquid assets may not accurately estimate prices obtained at the time of sale and Beneficient cannot provide assurance that the values of the alternative assets underlying the Liquidity Transactions that it reports from time to time will be realized.

Asset valuations for which there is no readily available market, such as the illiquid assets comprising the BEN Collateral, require estimates and assumptions about matters that are inherently uncertain. Given this uncertainty, the fair values of such assets as reflected in estimated net asset value may not reflect the prices that would actually be obtained if and when such assets are sold.

Under Beneficient’s valuation policy, Beneficient bases its estimates of the fair value of its private equity fund investments on the fund reported net asset value reported to it by the underlying fund managers. Because private equity funds generally hold a high proportion of their investments in assets for which market prices are not readily available, fund reported net asset value will necessarily incorporate estimates of fair value made by the fund managers. As there is no single method for determining fair value, there may be significant variations in the valuation policies used by different fund managers in Beneficient’s portfolio.

In addition, due to time lags in receiving valuation information from fund managers, Beneficient typically will not have up-to-date information from all underlying funds at the time it calculates the fair value of the alternative assets underlying the Liquidity Transactions. BEN typically will not be aware of all material developments at a fund or its underlying portfolio companies that could adversely affect the value of the funds in Beneficient’s portfolio.

Even if market quotations are available for the alternative assets underlying the Liquidity Transactions, such quotations may not reflect the value that could actually be realized because of various factors, including the possible illiquidity associated with a large ownership position, subsequent illiquidity in the market for a company’s securities, future market price volatility or the potential for a future loss in market value. Realizations at values significantly lower than the fair values recorded in Beneficient’s financial statements could have a material adverse effect on the net asset value of the alternative asset, and therefore the value of the beneficial interests and the corresponding Liquidity Transactions.

Beneficient’s liquidity, profitability and business may be adversely affected by concentrations of assets comprising the BEN Collateral.

The BEN Collateral may be concentrated in certain issuers, funds, sectors, geographic regions, countries, or asset types, which could negatively affect performance as well as Beneficient’s financial results, including Beneficient’s capital position, earnings, cashflows, and growth.

Similarly, Beneficient’s balance sheet may have significant exposures to certain issuers, industries, or asset classes. As a result, Beneficient’s net cashflows and asset valuations (e.g., net asset value) may exhibit greater volatility due to idiosyncratic factors specific to companies, industries, regions, and asset classes. Moreover, because of such concentrations, Beneficient may suffer losses even when economic and market conditions are generally favorable for Beneficient’s competitors.

In the case of Beneficient’s exposure to investments in publicly traded companies, its operating results would be impacted by volatility in the public markets generally and in the stock prices of such companies.

The due diligence process that Beneficient undertakes in connection with Liquidity Transactions may or may not reveal all facts that may be relevant in connection with such Liquidity Transaction, and even if Beneficient receives complete and accurate information it may not translate to identifying the appropriate underwriting criteria.

Before offering liquidity solutions to clients, Beneficient conducts due diligence that it deems reasonable and appropriate based on the facts and circumstances applicable to each transaction. When conducting due diligence, Beneficient may be required to evaluate important and complex business, financial, tax, accounting, technological, environmental, social, governance and legal and regulatory issues. In addition to Beneficient’s own employees, outside consultants, legal advisors and accountants may be involved in the due diligence process in varying degrees depending on the type of investment and the parties involved. Nevertheless, when conducting due diligence and making an assessment regarding the alternative assets behind a potential Liquidity Transaction, Beneficient relies on the resources available to it, including information provided by the potential client of the Liquidity Transaction, the general partners and managers of the alternative assets the client holds, and, in some circumstances, third-party investigations, and such an investigation will not necessarily result in the investment ultimately being successful. Moreover, even in the event that Beneficient receives complete and accurate information in the due diligence process, it may not translate to identifying the appropriate underwriting criteria, which could result in negative reputational effects, and/or otherwise materially and adversely affect Beneficient’s business, financial condition and results of operations.

Restrictions on Beneficient’s ability to collect and analyze data regarding its clients’ alternative assets investments could adversely affect its business.

The BEN Collateral includes interests in alternative assets. Beneficient depends on the continuation of its relationships with the general partners and sponsors of the underlying funds and investments in order to maintain current data on these alternative asset investments. The termination of such relationships or the imposition of restrictions on its ability to use the data it obtains for its reporting and monitoring services could adversely affect its business, financial condition and results of operations. Beneficient’s monitoring is also dependent on the statements and conduct of personnel at investment managers of the general partners of these alternative asset firms. To the extent that the beliefs and expectations of these managers turn out to be inaccurate, Beneficient’s expectations as part of its monitoring process may be materially impacted.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

Our principal executive offices are currently located at 220 South Sixth Street, Suite 1200, Minneapolis, Minnesota 55402. At that location, we lease 17,687 square feet of space for a lease term expiring in 2025. We believe that these facilities are adequate for our current needs and that suitable additional space will be available as needed.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on The NASDAQ Capital Market under the ticker symbol “GWGH.”

As of June 30, 2019, there were 116 record holders of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.

On August 10, 2018, the Company declared a special dividend of $4.30 per share of common stock payable to shareholders of record on August 27, 2018.

Purchases of Equity Securities by the Registrant

On November 15, 2018, the Company’s Board of Directors approved a stock repurchase program pursuant to which the Company was permitted, from time to time, to purchase shares of its common stock for an aggregate purchase price not to exceed $1,500,000. Stock repurchases were able to be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or otherwise. The stock repurchase program did not obligate the Company to purchase any shares, and expired on April 30, 2019.

The following table includes information about the stock repurchase program for the year ended December 31, 2018:

Monthly Period	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
December 2018	10,035	$6.82	10,035	$1,432,000
Total	10,035	$6.82	10,035	$1,432,000	(1)

____________

(1)      The stock repurchase program expired on April 30, 2019.

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

The words “believe,” “could,” “possibly,” “probably,” “anticipate,” “estimate,” “project,” “expect,” “may,” “will,” “should,” “seek,” “intend,” “plan,” “expect,” or “consider” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from such statements. Many of the forward-looking statements contained in this report can be found in Item 1A — “Risk Factors” and in the following discussion and analysis.

Such risks and uncertainties include, but are not limited to:

•        the valuation of assets reflected on our financial statements, including our equity method investment in Beneficient and our financing receivable from Beneficient;

•        the illiquidity of our life insurance and Beneficient-related investments and receivables;

•        our ability to realize the anticipated benefits from our strategic relationship with Beneficient;

•        Beneficient’s financial performance and ability to execute on its business plan;

•        our ability to obtain accurate and timely financial information from Beneficient;

•        our ability to effectively transition the management and oversight roles served by our former executives and members of our Board of Directors.

•        changes resulting from the evolution of our business model and strategy with respect to Beneficient and the life insurance secondary market;

•        our reliance on debt financing and continued access to the capital markets;

•        our significant and on-going financing requirements;

•        our ability to make cash distributions in satisfaction of dividend obligations and redemption requests.

•        our ability to satisfy our debt obligations if we were to sell our entire portfolio of life insurance policies and our Beneficient-related assets;

•        our history of operating losses;

•        general economic outlook, including prevailing interest rates;

•        federal, state and FINRA regulatory matters;

•        litigation risks;

•        our ability to comply with financial and non-financial covenants contained in borrowing agreements;

•        the reliability of assumptions underlying our actuarial models, including life expectancy estimates and our projections of mortality events and the realization of policy benefits;

•        risks relating to the validity and enforceability of the life insurance policies we purchase;

•        our reliance on information provided and obtained by third parties, including changes in underwriting tables and underwriting methodology;

•        life insurance company credit exposure;

•        cost-of-insurance (premium) increases on our life insurance policies;

•        performance of our investments in life insurance policies;

•        the various risks associated with our attempts to commercialize our epigenetic technology;

•        risks associated with our ability to protect our intellectual property rights; and

•        risks associated with causing Life Epigenetics and youSurance to become independent of GWG.

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

Overview

We are a financial services company committed to transforming the alternative asset industry with disruptive and innovative products and services. In 2018 and early 2019 we consummated a series of transactions (as more fully described below) with Beneficient that has resulted in a significant reorientation of our business and capital allocation strategy and a change in our Board of Directors and executive management team. Beneficient provides private trust solutions, including a unique suite of lending and liquidity products focused on bringing liquidity to owners of alternative assets. Beneficient’s innovative liquidity solutions are designed to serve mid-to-high net worth (“MHNW”) individuals, small-to-mid (“STM”) sized institutions, and asset managers who have historically possessed few attractive options to access early liquidity from their alternative assets. Beneficient targets MHNW individual clients with $5 million to $30 million in investments and STM institutional clients typically holding up to $1 billion in assets.

Beneficient also plans to market custody and clearing of alternative assets, and trustee and insurance services for covering risks attendant to owning or managing alternative assets as well as online portals for the trading of alternative assets. Beneficient plans to offer these future services through Beneficient’s U.S.-based subsidiaries, including trust companies Beneficient is in the process of applying to charter in Texas, and (subject to capitalization) through its Bermuda-regulated insurance companies, including PEN and its subsidiaries. The two anticipated trust companies will exist to provide loans and liquidity products to clients, to serve as custodian and trustee to certain trusts required for loan and liquidity product transactions, and to provide trustee services to Beneficient’s clients.

Beneficient’s existing and planned products and services can support tax and estate planning objectives, facilitate a diversification of assets or simply provide administrative management and reporting solutions tailored to the goals of the investor.

While we are continuing our work to maximize the value of our life insurance related business, we have made the strategic decision to begin reducing capital allocated to our traditional secondary market life insurance business and to begin increasing capital allocated toward providing liquidity to a broader range of alternative assets. We believe these investments will ultimately produce higher risk-adjusted returns than those we are projecting to receive from our portfolio of life insurance acquired in the secondary market. Furthermore, although we believe that our portfolio of life insurance policies is a meaningful component of a growing diversified alternative asset portfolio, we have begun to explore strategic alternatives for our life insurance portfolio aimed at maximizing its value, including a possible sale, refinancing or recapitalization of our life insurance portfolio.

Our transactions with Beneficient provided us with a significant increase in assets and common shareholder equity and provide the opportunity for a diversified source of future earnings within the alternative asset industry. We believe these transactions will complete the transformation of GWG from a niche provider of liquidity to owners of life insurance, to a full-scale provider of trust and liquidity products and services to owners of a broad range of alternative assets.

Critical Accounting Policies

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with the Generally Accepted Accounting Principles in the United States of America (GAAP) requires us to make significant judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our judgments, estimates, and assumptions on historical experience and on various other factors believed to be reasonable under the circumstances. Actual results could differ materially from these estimates. We evaluate our judgments, estimates, and assumptions on a regular basis and make changes accordingly. We believe that the judgments, estimates, and assumptions involved in valuing our investments in life insurance policies, assessing potential impairment of equity method investments and equity security investments, assessing the need for allowance for credit losses on financing receivables and evaluating deferred taxes have the greatest potential impact on our consolidated financial statements and accordingly believe these to be our critical accounting estimates. Below we discuss the critical accounting policies associated with these estimates as well as certain other critical accounting policies.

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

We initially record our purchase of life insurance policies at the transaction price, which is the amount paid for the policy, inclusive of all external fees and costs associated with the acquisition. At each subsequent reporting period, we re-measure the investment at fair value in its entirety and recognize the change in fair value as unrealized gain (loss) in the current period, net of premiums paid. Changes in the fair value of our life insurance portfolio are based on periodic evaluations and are recorded in our consolidated statements of operations as changes in fair value of life insurance policies.

Fair Value Components — Life Expectancies

Unobservable inputs, as discussed below, are a critical component of our estimate for the fair value of our investments in life insurance policies. We currently use a probabilistic method of estimating and valuing the projected cash flows of our portfolio, which we believe to be the preferred and most prevalent valuation method in the industry. In this regard, the most significant assumptions we make are the life expectancy estimates of the insureds and the discount rate applied to the expected future cash flows to be derived from our life insurance portfolio.

The fair value of our portfolio of life insurance policies is determined as the net present value of the life insurance portfolio’s future expected cash flows (net of policy benefits received and required premium payments). The net present value of the future expected cash flows incorporate life expectancy estimates and current discount rate assumptions. The life expectancy estimates we use for acquiring and valuing life insurance policies has in the past been typically based upon the average of two life expectancy reports received from independent third-party medical actuarial underwriting firms (“Life Expectancy Providers”). After the acquisition of a life insurance policy, we historically have sought to update these life expectancy reports on a periodic basis.

In October and November 2018, two of the primary Life Expectancy Providers used by the Company — ITM TwentyFirst, LLC (“TwentyFirst”) and AVS, LLC (“AVS”) — released updates to their respective mortality tables and medical underwriting methodologies. As disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed with the SEC on November 19, 2018, and our amended Quarterly Report on Form 10-Q/A filed on April 22, 2019, the majority of our life insurance policies were valued using life expectancy reports provided by TwentyFirst and/or AVS. The updates from TwentyFirst and AVS suggest a lengthening of prior life expectancy estimates and relate to revised estimates of the originally issued life expectancy reports. These updates do not encompass any change to the insured’s age and health condition since the report was originally issued.

We, along with other major secondary market participants, have noted the frequent changes in methodologies made by the Life Expectancy Providers over the years that, short of purchasing revised life expectancy reports at a substantial cost, have lacked detailed information about the impact of these changes on individual policy values. Moreover, our experience is these methodology changes have not resulted in a narrowing of consensus in the life expectancy estimates issued for individual insureds. Finally, as our life insurance portfolio has grown in size and diversity, our ability to model with greater certainty and predictability through the incorporation of historical portfolio experience in conjunction with the use of life expectancy reports has improved significantly.

Performance Based Forecasting and Valuation Methodology (“Actual-to-Expected” or “A2E”)

As a result, we undertook a comprehensive study to determine a more accurate, transparent and cost-effective method of pricing, valuing, and modeling the performance of our portfolio of life insurance policies. Our goal was to incorporate life expectancy estimates from Life Expectancy Providers, the historical experience of the portfolio, the diversification and mortality factors of the portfolio, and relevant market-based observations and inputs.

We believe we have succeeded in creating and validating such an approach which is referred to as the “Longest Life Expectancy” methodology.

Our Longest Life Expectancy methodology is built from the following pillars:

•        The utilization of life expectancy reports from independent Life Expectancy Providers for the pricing of all life insurance policies;

•        The application of a stable valuation methodology driven by the experience of our life insurance portfolio which is re-evaluated if experience deviates by a specified margin; and

•        The use of relevant market observations that can be validated and mapped to the discount rate used to value the life insurance portfolio.

We are committed to using the Longest Life Expectancy methodology going forward based upon using the longest life expectancy report received from the Life Expectancy Providers used for pricing at the time a life insurance policy is purchased (the “Longest Life Expectancy”).

Our life insurance portfolio modeling and predicted future cash flows are based upon the central limit theorem, which establishes that, in certain situations, random events become normalized and predictable around the mean as the number of observations grow in size. We believe our portfolio of life insurance policies has grown sufficiently large in size and diversity to establish that while individual mortality experience is inherently unpredictable, the actual mortality experience of the portfolio should be expected to approach the mean modeled prediction. As of December 31, 2018, our life insurance portfolio, stratified by age of insured in the table below, stood at $2.047 billion in face value of policy benefits and 1,154 policies:

				Percentage of Total
Min Age	Max Age	Number of Policies	Policy Benefits	Number of Policies	Policy Benefits
95	100	16	$23,483,000	1.4%	1.1%
90	94	129	257,877,000	11.2%	12.6%
85	89	232	519,107,000	20.1%	25.3%
80	84	243	458,529,000	21.1%	22.4%
75	79	230	407,087,000	19.9%	19.9%
70	74	213	275,933,000	18.4%	13.5%
60	69	91	105,976,000	7.9%	5.2%
Total		1,154	$2,047,992,000	100.0%	100.0%

After extensive research and modeling, we determined that the Longest Life Expectancy methodology was highly predictive of the actual experience of our portfolio of life insurance policies as compared to our historical methodology using the Average Life Expectancy method.

We used the Least Squares statistical method, which can be used to determine a line of best fit by minimizing the sum of squares of the errors (actual vs expected) and can be used with either linear or non-linear data. In this case, we are fitting non-linear data to a non-linear curve. The Least Squares method was determined to be an efficient means of calculating the required portfolio multiplier (PMM) to maintain the overall shape of the projected curve while maximizing fit to the observed data.

The tables below compare the A2E mortality cash flow experience of our life insurance portfolio using Average Life Expectancy and Longest Life Expectancy. By using the Longest Life Expectancy methodology, we increased our actual- to-expected mortality cash flow experience accuracy from 78% to 95%.

We believe that a Longest Life Expectancy methodology, which incorporates the actual mortality experience of our portfolio and the use of third-party estimates, is superior to our historical methodology. We believe this methodology should minimize future fluctuations of valuation, decrease our reliance on Life Expectancy Providers for updated reports, and improve our ability to finance and forecast future revenues and earnings.

The implementation of the Longest Life Expectancy methodology required us to take a non-cash charge (net of the impact of a change in discount rate) to revenue of $87.1 million, reflecting a decrease in the fair value of its portfolio of life insurance policies at December 31, 2018. This non-cash charge represents approximately 10% of fair market value of the portfolio prior to adjustment.

Updates to the Analysis

Proper maintenance of an A2E based valuation methodology includes the continual tracking of actual results as well as comparisons to projections. An A2E based valuation methodology rests on the actuarial premise that mortality results for sufficiently large populations follow predictable mortality curves (see discussion above regarding the Central Limit Theorem). As such, through the A2E analysis and the use of the PMM, we are able to “fit” projections to actual results, which provides a basis to forecast future performance more accurately.

Should performance sufficiently deviate in the future from these projections, the A2E analysis would be re-examined to determine if the resultant PMM still results in the most accurate fitting of the projections to actual results. Adjustments to the PMM would then be made based on that analysis if warranted.

The analysis would utilize the same basic methodology as the initial analysis to ensure consistency in the process and would include:

Calculation of a static Portfolio PMM and;

•        A cohort analysis of our life insurance portfolio combined with a durational analysis to determine if either static or vector cohort PMM’s are warranted.

•        Following this updated analysis, any necessary changes to the PMM would then be incorporated into the valuation methodology.

The basis for a re-examination of the A2E analysis could be based on either the passage of time or a pre-determined performance trigger. Following further analysis, we determined that a performance-based trigger approach that allows the portfolio to perform within statistical norms (+/- 1 standard deviation) without constant updates is most appropriate. We intend to re-examine the A2E analysis and recalculate the resultant PMM anytime the six-month moving average of the difference between actual portfolio performance and projected performance deviates by more than one standard deviation from the mean and such deviation persists for three consecutive months. This methodology allows for natural periods of slow or excess maturities to occur without the necessity of changes to the PMM. At present, a one standard deviation move in the six month moving average of the difference between actual portfolio performance and projected performance would equate to a valuation change of approximately $8 million. The decision to update our valuation methodology was based in part on an analysis performed by an independent third party actuarial consulting firm, which indicated a very strong tendency toward mean reversion within the dataset.

The analysis above utilizes the Society of Actuaries 2015 Valuation Basic Table (“2015 VBT”). The 2015 VBT is the standard in the secondary market for life insurance and is based on a much larger dataset of insured lives, face amount of policies and more current information compared to the dataset underlying the 2008 Valuation Basic Table. The 2015 VBT dataset includes 266 million policies compared to the 2008 VBT dataset of 75 million. The experience data in the 2015 VBT dataset includes 2.6 million claims on policies from 51 insurance carriers. Life expectancies implied by the 2015 VBT are generally slightly longer for both male and female non-smokers between the ages of 65 and 80. However, insureds of both genders over the age of 80 have significantly longer life expectancies, approximately 8% to 42% longer, as compared to the 2008 VBT. We adopted the 2015 VBT in our valuation process in 2016.

Periodic Updates to Life Expectancy (LE) Reports

We anticipate some lenders will require regular updates to LE Reports. These lenders may also utilize an average LE for valuation, similar to our historical methodology.

We intend to continue obtaining LE Reports beyond our policy purchase process to the extent they are needed to comply with existing and future covenants within credit facilities. To the extent such LE Reports are available, we do not expect to immediately incorporate these life expectancy reports into our revised valuation methodology but will track this data to determine over time if there exists any additive predictive value in relation to the basis of its mortality projections.

As such, the policies and procedures surrounding the updating of LE Reports will reflect that LE Reports will only be updated when required by third parties.

Portfolio Return Implications

At any time, we calculate our returns from our life insurance assets based upon (i) our historical results; and (ii) the future cash flows we expect to realize from our statistical forecasts. To forecast our expected future cash flows and returns, we use the probabilistic method of analysis. The expected internal rate of return (“IRR”) of our portfolio is based upon future cash flow forecasts derived from a probabilistic analysis of policy benefits received and policy premiums paid in relation to our non-GAAP investment cost basis which includes purchase price, total premiums paid, and total financing costs incurred to date. As of December 31, 2018, the expected internal rate of return on our portfolio of life insurance assets was 6.16% based on our portfolio benefits of $2.05 billion and our non-GAAP investment cost basis of $844.2 million. This calculation excludes returns realized from our matured policy benefits, which are substantial.

We seek to further enhance our understanding of our expected future cash flow and returns by using a stochastic analysis, sometimes referred to as a “Monte Carlo simulation,” to provide us with a greater understanding of the variability of our projections. The stochastic analysis we perform, which excludes financing costs to isolate only those cash flows associated with the life insurance policies, provides IRR calculations for different statistical confidence intervals. The results of our stochastic analysis, in which we run 10,000 random mortality scenarios, demonstrates that the scenario ranking at the 50th percentile of all 10,000 results generates an IRR of 8.20%, which is very near to the discount rate of 8.25% that we used to calculate the fair value of our portfolio. Our Expected IRR is based upon future policy related cash flow forecasts derived from a probabilistic analysis of our policy benefits received and policy premiums paid. The stochastic analysis results also reveal that our portfolio is expected to generate an IRR of 7.75% or better in 75% of all generated scenarios; and an IRR of 7.36% or better in 90% of all generated scenarios. We believe the Company’s portfolio of life insurance policies has grown sufficiently large in size and diversity to establish that, while individual mortality experience is inherently unpredictable, the actual mortality experience of the portfolio should be expected to approach the mean modeled prediction.

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

Fair Value Components — Discount Rate

A discount rate is used to calculate the net present value of the expected cash flows. The discount rate used to calculate fair value of our portfolio incorporates the guidance provided by Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures.

The table below provides the discount rate used to estimate the fair value of our portfolio of life insurance policies for the period ending:

December 31, 2018	December 31, 2017
8.25%	10.45%

In adopting the Longest Life Expectancy methodology as described above, we preserved the general methodology that we have historically used to calculate the fair value discount rate and have made important enhancements. Most notably, we improved the reliability and relevancy of the competitive sales estimates we use to measure the discount rates (on a Longest Life Expectancy basis) observed in the life insurance secondary market. We continue to use market interest rates, credit exposure to the issuing insurance companies, and our estimate of the operational risk premium a purchaser would apply to the future cash flows derived from our portfolio of life insurance policies in our methodology.

Management has significant discretion regarding the combination of these and other factors when determining the discount rate. The discount rate we choose assumes an orderly and arms-length transaction (i.e., a non-distressed transaction in which neither seller nor buyer is compelled to engage in the transaction), which is consistent with related GAAP guidance. The carrying value of policies acquired during each quarterly reporting period are adjusted to their current fair value using the fair value discount rate applied to the entire portfolio as of that reporting date.

We engaged ClearLife Limited, owner of the ClariNet LS actuarial portfolio pricing software we use, to prepare a net present value calculation of our life insurance portfolio. ClearLife Limited processed policy data, future premium data, life expectancy estimate data, and other actuarial information to calculate a net present value for our portfolio using the specified discount rate of 8.25%. ClearLife Limited calculated the net present value of our portfolio of 1,154 policies to be $747.9 million and furnished us with a letter documenting its calculation. A copy of such letter is filed as Exhibit 99.1 to this report.

See Note 4 to the consolidated financial statements for additional discussion of the sensitivity of the valuation to different discount rates.

Equity Method Investment, Equity Security Investment and Financing Receivable from Affiliate

GWG has an investment in BEN LP, accounted for using the equity method, an equity security investment in Beneficient and a financing receivable for a loan it provided to Beneficient. When circumstances indicate that the carrying value of the equity method investment or equity security may not be recoverable, the fair value of the investment is evaluated by management. The fair value of these investments are not readily determinable as the BEN LP common units are not currently publicly traded on a stock exchange. Management will use other accepted valuation methods to determine fair value such as discounting estimated future cash flows for the business. If the fair value of the investment is determined to be less than its carrying value and the decline in value is considered to be other than temporary, an appropriate write down is recorded to net earnings based on the excess of the carrying value over the best estimate of fair value of the investment. In addition, if based on current information and events, it is probable that GWG will be unable to collect all amounts due according to the contractual terms of the financing receivable from affiliate and an amount can be reasonably estimated, GWG will write down the amounts to estimated realizable value. Information and events creating uncertainty about the realization of recorded amounts for financing receivables from affiliates include, but are not limited to, the estimated cash flows generated by the affiliate’s business, the sufficiency of collateral securing the amounts, and the creditworthiness of the counterparties involved. Changes in facts, circumstances and management’s estimates and judgment could result in a material charge to earnings. At December 31, 2018, we determined that no indication of an impairment of the equity method investment or equity security investment existed, and no allowance for credit losses was recorded on the financing receivable from affiliate.

Deferred Income Taxes

Under ASC 740, Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established for deferred tax assets that are not considered “more likely than not” to be realized. Realization of deferred tax assets depends upon having sufficient past or future taxable income in periods to which the deductible temporary differences are expected to be recovered or within any applicable carryback or carryforward periods or sufficient tax planning strategies. After assessing the realization of the net deferred tax assets, we believe that there is substantial uncertainty that our net deferred tax asset will be realized during the applicable carryforward period. As such, a valuation allowance has been recorded against the total net deferred tax asset as of December 31, 2018 and December 31, 2017, respectively.

At December 31, 2018 and 2017, we had federal net operating loss (“NOL”) carryforwards of $36,501,000 and $34,775,000, respectively, and aggregate state NOL carryforwards of approximately $36,475,000 and $34,749,000, respectively. The NOL carryforwards subject to expiration (i.e., those generated prior to 2018) will begin to expire in 2031. Future utilization of NOL carryforwards is subject to limitations under Section 382 of the Internal Revenue Code. This section generally relates to a more than 50 percent change in ownership over a three-year period. As a result of the Exchange Transaction, it is believed that a change in ownership for tax purposes only has occurred as of December 28, 2018. As such, the annual utilization of our net operating losses generated prior to the ownership change is limited. Based on the estimated value of the Company prior to the Exchange Transaction, utilization of pre-ownership change net operating losses are subject to an annual limitation of approximately $7,564,000.

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

•        Interest on Financing Receivable from Affiliate.    We recognize and record interest income on outstanding principal as earned.

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

•        Interest Expense.    We recognize, and record interest expenses associated with the costs of financing our life insurance portfolio and our investment in Beneficient for the current period. These expenses include interest paid to our senior lenders under our amended and restated senior credit facility with LNV Corporation, as well as interest paid on our L Bonds, Seller Trust L Bonds and other outstanding indebtedness. When we issue debt, we amortize the financing costs (commissions and other fees) associated with such indebtedness over the outstanding term of the financing and classify it as interest expense.

An additional component of our net earnings.

•        Earnings from Equity Method Investment.    We account for our investment in the common units of BEN LP using the equity method. Under this method, we record our share of the net earnings or losses attributable to BEN LP common unitholders, on a one quarter lag, as a separate line on our consolidated statements of operations.

Results of Operations — 2018 Compared to 2017

The following is our analysis of the results of operations for the periods indicated below. This analysis should be read in conjunction with our consolidated financial statements and related notes.

Revenue

	Years Ended December 31,
	2018	2017
Revenue realized from maturities of life insurance policies	$50,326,000	$48,649,000
Revenue recognized from change in fair value of life insurance policies(1)	(10,344,000)	66,761,000
Premiums and other annual fees	(54,087,000)	(53,296,000)
Gain (loss) on life insurance policies, net	(14,105,000)	62,114,000
Interest and other income	13,715,000	2,020,000
Total revenue	$(390,000)	$64,134,000

Attribution of gain (loss) on life insurance policies, net:
Change in estimated probabilistic cash flows, net of premium and other annual fees paid	$21,357,000	$9,945,000
Net revenue recognized at matured policy event	28,511,000	26,476,000
Unrealized gain on acquisitions	28,017,000	31,019,000
Change in discount rates	—	14,931,000
Change in life expectancy evaluation	(4,890,000)	(20,257,000)
Change of life expectancy valuation methodology(2)	(87,100,000)	—
Gain (loss) on life insurance policies, net	$(14,105,000)	$62,114,000

Number of policies acquired	318	255
Face value of purchases	$440,445,000	$378,948,000
Purchases (initial cost basis)	$128,503,000	$88,644,000
Unrealized gain on acquisition (% of face value)	6.4%	8.2%

Number of policies matured	62	47
Face value of matured policies	$71,090,000	$64,719,000
Net revenue recognized at maturity event (% of face value matured)	40.1%	40.9%

____________

(1)      Includes a net pre-tax charge of $87.1 million related to the adoption of the Longest Life Expectancy methodology.

(2)      Represents the net impact of the lengthening of overall life expectancies as a result of the adoption of the Longest Life Expectancy methodology partially offset by the impact of a decrease in the discount rate associated thereto.

Revenue from changes in estimated probabilistic cash flows, net of premiums paid was $21.4 million and $9.9 million in 2018 and 2017, respectively. The decrease of $76.2 million on gain on life insurance policies for the twelve months ended December 31, 2018 over the comparable prior year period was driven by an $87.1 million charge resulted from the adoption of the Longest Life Expectancy methodology, offset by premium optimization actions coordinated with our external servicer, leveraging certain guarantee features and shadow accounts on certain life insurance policies in our portfolio, and growth of face value in our portfolio.

The face value of policies purchased was $440.4 million and $378.9 million in 2018 and 2017, respectively, reflecting increase of face value purchased of $61.5 million. The resulting unrealized gain on acquisition was $28.0 million and $31.0 million in 2018 and 2017, respectively, reflecting a decrease of $3.0 million. Decreased unrealized gain on acquisition in the current period is the result of increased purchase competition driving down yields in the secondary market for life insurance, which we expect to continue for the foreseeable future.

The face value of matured policies was $71.1 million and $64.7 million in 2018 and 2017, respectively, reflecting an increase of face value of matured policies of $6.4 million. The resulting revenue recognized at matured policy event was $50.3 million and $48.6 million, respectively. Revenue changes from maturity events of $2.0 million primarily resulted from the changes of face value of policies matured during those same periods.

The discount rate of 8.25% as of December 31, 2018 reflected a decrease from the 10.45% rate used at December 31, 2017. The discount rate was decreased in connection with the implementation of our Longest Life Expectancy methodology. We believe this methodology should minimize future valuation fluctuations and improve our ability to finance and forecast future cash flows and revenues from our life insurance portfolio.

Net revenue charges from change in life expectancy evaluation were $4.9 million and $20.3 million in 2018 and 2017, respectively. The resulting net revenue increase of $15.4 million primarily resulted from a lower number of life insurance policy updates received during 2018 over 2017. The decreased number of life expectancy updates is primarily the result of our cycle update timing and concentrated efforts of our external servicer in the prior year to resolve a backlog of third party evaluations. The aforementioned excludes the impact of the adoption of the Longest Life Expectancy methodology, which had the overall effect of lengthening life expectancy estimates.

Interest and other income is comprised of interest from financing receivables, bank interest and other miscellaneous items. Increased revenue of $11.7 million in 2018 compared to 2017 was primarily driven by the interest income earned on the financing receivables from Beneficient, and to a lesser extent, interest income from higher bank account balances and the implementation of a sweep process to move balances to higher interest earning bank accounts.

Expenses

	Years Ended December 31,
	2018	2017	Increase/ (Decrease)
Interest expense (including amortization of deferred financing costs)(1)	$80,136,000	$54,419,000	$25,717,000
Employee compensation and benefits(2)	17,407,000	14,870,000	2,537,000
Legal and professional expenses(3)	5,541,000	5,096,000	445,000
Other expenses(4)	15,995,000	12,479,000	3,516,000
Total expenses	$119,079,000	$86,864,000	$32,215,000

____________

(1)      Increase is primarily due to the increase in the average debt outstanding from $597.5 million in 2017 to $771.0 million in 2018, contributing $14.9 million of interest expense. The average interest rate of the amended and restated senior credit facility with LNV Corporation increased from 7.95% to 10.12% in 2018 compared to 2017. Seller Trust L Bonds of $366.9 million were issued in the third quarter resulting in an additional $10.8 million of interest expense in 2018.

(2)      Increase is incentive cost resulting from certain stock-based compensation items in the third and fourth quarters of 2018.

(3)      Increase is the result of higher non-capitalizable professional service fees associated with the Exchange Transaction.

(4)      Increased contract labor costs, provision for uncollectible policy benefit receivable, and servicing and facility fees were offset by a reduction in charitable contributions and marketing costs, and lower provision for merchant cash advances. See Note 19 for the detailed breakdown of other expenses.

Insurtech Initiatives

During 2018 and 2017 we incurred $4.2 million and $1.6 million of expenses, respectively, in furtherance of our insurtech initiatives, which we believe are potentially transformational. These expenses are primarily related to the development of intellectual property surrounding advanced epigenetic testing technology and we expect these costs will increase over the foreseeable future.

Deferred Income Taxes

Under ASC 740, Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established for deferred tax assets that are not considered “more likely than not” to be realized. Realization of deferred tax assets depends upon having sufficient past or future taxable income in periods to which the deductible temporary differences are expected to be recovered or within any applicable carryback or carryforward periods. After assessing the realization of the net deferred tax assets, we believe that there is substantial uncertainty that our net deferred tax asset will be realized during the applicable carryforward period. As such, a valuation allowance has been established against the total net deferred tax asset as of December 31, 2018 and December 31, 2017.

Income Tax Expense

We realized a net income tax benefit of $0 and $2.1 million for the years ended December 31, 2018 and 2017, respectively. The effective rate for the years ended December 31, 2018 and 2017 was 0% and 9.2%, respectively, compared to the statutory rate of 21% and 34%, respectively.

The following table provides a reconciliation of our income tax expense at the statutory federal tax rate to our actual income tax expense:

	Years Ended
	December 31, 2018		December 31, 2017
Statutory federal income tax (benefit)	$(25,085,000)	21.0%	$(7,728,000)	34.0%
State income taxes (benefit), net of federal benefit	(9,243,000)	7.7%	(1,433,000)	6.3%
Impact of change in enacted rate	—	—	2,605,000	(11.4)%
Valuation allowance	33,999,000	(28.4)%	4,222,000	(18.6)%
Other permanent differences	329,000	(0.3)%	237,000	(1.1)%
Total income tax expense (benefit)	$—	0.0%	$(2,097,000)	9.2%

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

Revenue and Earnings before Tax by Reportable Segment — 2018 Compared to 2017

Comparison of revenue by reportable segment for the periods indicated:

	Years Ended December 31,
Revenue:	2018	2017	Increase/ (Decrease)
Secondary Life Insurance	$(11,633,000)	$62,674,000	$(74,307,000)
Investment in Beneficient	10,655,000	—	10,655,000
Corporate & Other	588,000	1,460,000	(872,000)
Total	$(390,000)	$64,134,000	$(64,524,000)

The primary drivers of the changes from 2017 to 2018 were:

•        Secondary Life Insurance revenue decreased by $74.3 million in 2018 primarily as a result of a $76.2 million decrease in the gain on life insurance policies, net as described in the discussion of consolidated results of operations. This decrease was driven by an $87.1 million charge resulting from the adoption of the Longest Life Expectancy methodology, offset by premium optimization actions coordinated with our external servicer, leveraging certain guarantee features and shadow accounts on certain life insurance policies in our portfolio, and growth of face value in our portfolio. The decrease was also partially offset by $1.9 million higher interest income as a result of higher bank balances and the implementation of a sweep process to earn higher yield on bank balances.

•        Investment in Beneficient represents interest income on new financing receivables as a result of the transaction with Beneficient in 2018.

Comparison of earnings before tax by reportable segment for the periods indicated:

	Years Ended December 31,
Segment Earnings Before Tax:	2018	2017	Increase/ (Decrease)
Secondary Life Insurance	$(96,578,000)	$(3,433,000)	$(93,145,000)
Investment in Beneficient	(106,000)	—	(106,000)
Corporate & Other	(22,767,000)	(19,296,000)	(3,471,000)
Total	$(119,451,000)	$(22,729,000)	$(96,722,000)

The primary drivers of the change from 2017 to 2018 were:

•        Secondary Life Insurance decreased by $93.1 million due to a $76.2 million decrease in the gain on life insurance policies, net as described above in the discussion of consolidated results of operations. The additional $16.9 million decrease is a result of the following:

•        Increase in interest expense of $14.9 million as a result of higher average debt outstanding and an interest rate increase of 2.17% on the amended and restated senior credit facility with LNV Corporation in 2018.

•        Partially offset by a $1.9 million increase in interest income as noted above in the segment revenue discussion.

•        An increase in operating expenses of $3.9 million, primarily resulting from a provision for an uncollectible policy benefit receivable of $4.3 million relating to an insurable interest challenge from an insurance carrier.

•        Investment in Beneficient results in 2018 primarily consisted of interest income of $10.7 million from financing receivables, offset by $10.8 million of interest expense on the Seller Trust L Bonds issued to finance the Exchange Transaction.

•        Corporate and Other operating loss increased primarily due to increased investments in its insurtech initiatives.

Liquidity and Capital Resources

We finance our businesses through a combination of life insurance policy benefit receipts, dividends and interest on investments, equity offerings, debt offerings and our amended and restated senior credit facility with LNV Corporation. We have used proceeds from our debt and equity offerings and our amended and restated senior credit facility with LNV Corporation for policy acquisition, policy premiums and servicing costs, working capital and financing expenditures including paying principal, interest and dividends.

As of December 31, 2018 and December 31, 2017, we had approximately $141.9 million and $159.4 million, respectively, in combined available cash, cash equivalents, restricted cash and policy benefits receivable for the purpose of financing our business.

Additional future borrowing base capacity for premiums and servicing costs, created as the premiums and servicing costs of pledged life insurance policies become due and by additional policy pledges to the facility, if any, exists under our amended and restated senior credit facility with LNV Corporation. We may also obtain borrowing base capacity through the offering of our L Bonds, subject to recommencing offers and sales thereof. Due to the failure to issue GWG Life, LLC audited financial statements for 2018 to LNV Corporation within 90 days after the end of the year and the failure to deliver GWG Life, LLC unaudited financial statements within 45 days after March 31, 2019, we are in violation or our debt covenants. CLMG Corp., as administrative agent for LNV Corporation, has issued a forbearance extending the delivery of these reports to July 15, 2019; however, until we regain compliance with our debt covenants, we are not permitted to request, nor are we entitled to receive, advances under the amended and restated senior credit facility with LNV Corporation, and we will not be entitled to any excess amounts received from policies pledged under the amended and restated senior credit facility with LNV Corporation.

On August 10, 2018, we issued and sold $50 million of Series B in connection with the Initial Transfer of the Exchange Transaction. Approximately half of the proceeds from this sale were distributed to common shareholders pursuant to a special dividend paid on September 5, 2018 to shareholders of record on August 27, 2018. The remaining amount is expected to be utilized primarily for our insurtech initiatives, although these amounts are available for general corporate purposes. We do not expect to issue any additional Series B.

As of June 30, 2019, we had approximately $83.0 million in combined available cash, cash equivalents, restricted cash and policy benefits receivable. The decrease from approximately $141.9 million as of December 31, 2018 is due, in part, to our temporarily suspending the offering of our L Bonds, on which we heavily rely to fund our business operations. As described elsewhere in this report, the suspension resulted from our delinquency in filing certain periodic reports with the SEC, including this report. We anticipate recommencing our offering of L Bonds upon regaining compliance with our SEC reporting obligations. Although we expect to regain compliance with reporting obligations early in the third quarter of 2019, there is no assurance that we will be able to do so within that timeframe. If we are forced to discontinue our L Bond offering for any significant length of time, our business would be adversely impacted and our ability to service and repay our debt obligations would be compromised, thereby negatively affecting our business prospects and viability. See Item 1A — Risk Factors — “We critically rely on debt financing for our business….”

Financings Summary

We had the following outstanding debt balances as of December 31, 2018 and December 31, 2017:

	As of December 31, 2018		As of December 31, 2017
Issuer/Borrower	Principal Amount Outstanding	Weighted Average Interest Rate	Principal Amount Outstanding	Weighted Average Interest Rate
GWG DLP Funding IV, LLC – LNV senior credit facility (see Note 8)	$158,209,000	10.45%	$222,525,000	9.31%
GWG Holdings, Inc. – L Bonds (see Note 10)	662,152,000	7.10%	461,427,000	7.29%
GWG Holdings, Inc. – Seller Trust L Bonds (see Note 11)	366,892,000	7.50%	—	—
Total	$1,187,253,000	7.67%	$683,952,000	7.95%

The table below reconciles the face amount of our outstanding debt to the carrying value shown on our balance sheets:

	As of December 31, 2018	As of December 31, 2017
Senior credit facility with LNV Corporation
Face amount outstanding	$158,209,000	$222,525,000
Unamortized selling costs	(9,231,000)	(10,287,000)
Carrying amount	$148,978,000	$212,238,000

L Bonds and Seller Trust L Bonds:
Face amount outstanding	$1,029,044,000	$461,427,000
Subscriptions in process	13,467,000	1,560,000
Unamortized selling costs	(24,216,000)	(15,593,000)
Carrying amount	$1,018,295,000	$447,394,000

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

In January 2015, we began publicly offering up to $1.0 billion of L Bonds as a follow-on to our earlier $250.0 million public debt offering. In January 2018, we began publicly offering up to $1.0 billion L Bonds as a follow-on to our earlier L Bond offering. Through December 31, 2018, the total amount of these L Bonds sold, including renewals, was $1.1 billion. As of December 31, 2018 and December 31, 2017, respectively, we had approximately $662.1 million and $461.4 million in principal amount of L Bonds outstanding (exclusive of Seller Trust L Bonds).

In October 2015, we began publicly offering up to 100,000 shares of our Redeemable Preferred Stock (“RPS”) at a per-share price of $1,000. As of December 31, 2017, we had issued approximately $99.1 million stated value of RPS and terminated that offering.

In February 2017, we began publicly offering up to 150,000 shares of our Series 2 Redeemable Preferred Stock (“RPS 2”) at a per-share price of $1,000. As of December 31, 2018, we have issued approximately $150 million stated value of RPS 2 and terminated that offering.

On August 10, 2018, GWG Holdings, GWG Life and the Bank of Utah, as trustee, entered into the Supplemental Indenture to the Amended and Restated Indenture. GWG Holdings entered into the Supplemental Indenture to add and modify certain provisions of the Amended and Restated Indenture necessary to provide for the issuance of the Seller Trust L Bonds. We issued Seller Trust L Bonds in the amount of $366,892,000 to the Seller Trusts in connection with the Exchange Transaction. The maturity date of the Seller Trust L Bonds is August 9, 2023. The Seller Trust L Bonds bear interest at 7.5% per annum. Interest is payable monthly in cash (see Note 11).

In August 2018, we offered and sold 5,000,000 shares of our Series B Convertible Preferred Stock (“Series B”) in reliance upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933. The Series B shares were issued at $10 per share for cash consideration of $50 million.

On December 28, 2018, the Series B converted into 5,000,000 shares of our common stock at a conversion price of $10.00 per share immediately following the Final Closing of the Exchange Transaction.

The weighted-average interest rate of our outstanding L Bonds (excluding the Seller Trust L Bonds) as of December 31, 2018 and December 31, 2017 was 7.10% and 7.29%, respectively, and the weighted-average maturity at those dates was 2.83 and 2.38 years, respectively. Our L Bonds have renewal features. Since we first issued our L Bonds, we have experienced $506.1 million in maturities, of which $297.5 million has renewed through December 31, 2018 for an additional term. This has resulted in an aggregate renewal rate of approximately 58.8% for investments in these securities.

Future contractual maturities of L Bonds and Seller Trust L Bonds at December 31, 2018 are:

Years Ending December 31,	L Bonds
2019	$144,627,000
2020	160,035,000
2021(1)	484,122,000
2022	43,794,000
2023	73,646,000
2024	33,782,000
Thereafter	89,038,000
$1,029,044,000

____________

(1)      After the second anniversary of the Final Closing, the holders of the Seller Trust L Bonds will have the right to cause GWG to repurchase, in whole but not in part, the Seller Trust L Bonds held by such holder within 45 days. As such, while the maturity date of the $366,892,000 Seller Trust L Bonds is in August 2023, their contractual maturity is reflected in 2021, as that is the first period in which they could become payable. The repurchase may be paid, at GWG’s option, in the form of cash, a pro rata portion of (i) the outstanding principal amount and accrued and unpaid interest under the Commercial Loan Agreement and (ii) BEN LP common units, or a combination of cash and such property.

The L Bonds and the Seller Trust L Bonds are secured by all of our assets and are subordinate to our amended and restated senior credit facility with LNV Corporation.

On September 27, 2017, we entered into a $300 million amended and restated senior credit facility with LNV Corporation in which DLP IV is the borrower. We intend to use the proceeds from this facility to maintain our portfolio of life insurance policies, for liquidity and for general corporate purposes. As of December 31, 2018, we had approximately $158.2 million outstanding under the amended and restated senior credit facility with LNV Corporation.

We expect to meet our ongoing operational capital needs for alternative asset investments, policy premiums and servicing costs, working capital and financing expenditures including paying principal, interest and dividends through a combination of the receipt of policy benefits from our portfolio of life insurance policies, net proceeds from our L Bond offering, dividends and interest from investments (primarily our investments in Beneficient), and funding available from our amended and restated senior credit facility with LNV Corporation. We estimate that our liquidity and capital resources are sufficient for our current and projected financial needs for at least the next twelve months given current assumptions. However, if we are unable to continue our L Bonds offering for any reason, and we are unable to obtain capital from other sources, our business will be materially and adversely affected. In addition, our business will be materially and adversely affected if we do not receive the policy benefits we forecast and if holders of our L Bonds fail to renew with the frequency we have historically experienced. In such a case, we could be forced to sell our investments in life insurance policies to service or satisfy our debt-related and other obligations. A sale under such circumstances may result in significant impairment of the recognized value of our portfolio.

Capital expenditures have historically not been material and we do not anticipate making material capital expenditures in 2018 or beyond.

Alternative Assets and Secured Indebtedness

At December 31, 2018, the fair value of our investments in life insurance policies of $747.9 million plus our cash balance of $114.6 million, restricted cash balance of $10.8 million, policy benefits receivable of $16.5 million, and other assets (see definition below) of $591.0 million totaled $1,480.8 million, representing an excess of portfolio assets over secured indebtedness of $293.6 million. At December 31, 2017, the fair value of our investments in life insurance policies of $650.5 million plus our cash balance of $114.4 million, restricted cash balance of $28.3 million, and policy benefits receivable of $16.7 million, totaled $809.9 million, representing an excess of portfolio assets over secured indebtedness of $126.0 million.

The following forward-looking table seeks to illustrate the impact that a hypothetical sale of our portfolio of life insurance assets (at various discount rates), and the realization of the financing receivable from affiliate, equity method investment and equity security investment in the Option Agreement (at their carrying amounts) would have on our ability to satisfy our debt obligations as of December 31, 2018. In all cases, the sale of the life insurance assets owned by DLP IV will be used first to satisfy all amounts owing under our amended and restated senior credit facility with LNV Corporation. The net sale proceeds remaining after satisfying all obligations under our amended and restated senior credit facility with LNV Corporation would be applied to the L Bonds and Seller Trust L Bonds on a pari passu basis.

Life Insurance

Portfolio Discount Rate	12%	14%	16%	18%	19%
Value of life insurance portfolio	$611,519,000	555,428,000	507,870,000	467,171,000	448,981,000
Cash, cash equivalents and policy benefits receivable	141,897,000	141,897,000	141,897,000	141,897,000	141,897,000
Other assets(2)	591,048,000	591,048,000	591,048,000	591,048,000	591,048,000
Total assets	1,344,464,000	1,288,373,000	1,240,815,000	1,200,116,000	1,181,926,000
Senior credit facility	158,209,000	158,209,000	158,209,000	158,209,000	158,209,000
Net after senior credit facility	1,186,255,000	1,130,164,000	1,082,606,000	1,041,907,000	1,023,717,000
L Bonds(1)	1,029,044,000	1,029,044,000	1,029,044,000	1,029,044,000	1,029,044,000
Net remaining	$157,211,000	101,120,000	53,562,000	12,863,000	(5,327,000)
Impairment to L Bonds	No impairment	No impairment	No impairment	No Impairment	Impairment

____________

(1)      Amount represents L Bonds and Seller Trust L Bonds

(2)      Other assets includes Equity method investment, Financing receivable from affiliate and the equity security investment in the Option Agreement. Beneficient issued to GWG an option (the “Option Agreement”) to acquire the number of common units of BEN LP, interests or other property that would be received by a holder of the NPC-A Prime limited partnership interests of Beneficient Company Holdings, L.P., an affiliate of BEN LP.

The table illustrates that our ability to fully satisfy amounts owing under the L Bonds and Seller Trust L Bonds would likely be impaired upon the sale or realization of the financing receivable from affiliate, equity method investment and equity security investment in the Option Agreement at their respective carrying amounts, plus all our life insurance assets at a price equivalent to a discount rate of approximately 18.70% or higher. At December 31, 2017, the likely impairment occurred at a discount rate of approximately 15.04% or higher. The discount rate used to calculate the fair value of our life insurance portfolio was 8.25% as of December 31, 2018 and 10.45% as of December 31, 2017.

The table does not include any allowance for transactional fees and expenses associated with a portfolio sale or the realization of the financing receivable with affiliate, equity method investment and equity security investment in the Option Agreement (which expenses and fees could be substantial) and is provided to demonstrate how various discount rates used to value our portfolio could affect our ability to satisfy amounts owing under our debt obligations in light of our senior secured lender’s right to priority payments under our amended and restated senior credit facility with LNV Corporation. This table also does not include the yield maintenance fee, which could be substantial, we are required to pay in certain circumstances under our amended and restated senior credit facility with LNV Corporation. You should read the above table in conjunction with the information contained in other sections of this report, including Critical Accounting Policies — Fair Value Components — Discount Rate and the notes to the consolidated financial statements.

Amendment of Credit Facility

Effective September 27, 2017, DLP IV entered into an amended and restated senior credit facility with LNV Corporation. The amended and restated senior credit facility makes available a total of up to $300,000,000 in credit to DLP IV with a maturity date of September 27, 2029. Additional advances are available under the amended and restated senior credit facility at the LIBOR rate described below. Advances are available as the result of additional borrowing base capacity, created as the premiums and servicing costs of pledged life insurance policies become due and by additional policy pledges to the amended and restated senior credit facility, if any. Interest will accrue on amounts borrowed under the amended and restated senior credit facility at an annual interest rate, determined as of each date of borrowing or quarterly if there is no borrowing, equal to (A) the greater of 12-month LIBOR or the federal funds rate (as defined in the agreement) plus one-half of one percent per annum, plus (B) 7.50% per annum. The effective rate at December 31, 2018 was 10.42%. Interest payments are made on a quarterly basis.

Under the amended and restated senior credit facility, DLP IV has granted the administrative agent, for the benefit of the lenders under the facility, a security interest in all of DLP IV’s assets. As with prior collateral arrangements relating to the senior secured debt of GWG Holdings and its subsidiaries (on a consolidated basis), GWG Life’s equity ownership in DLP IV continues to serve as collateral for the obligations of GWG Holdings under the L Bonds and Seller Trust L Bonds (although the life insurance assets owned by DLP IV will not themselves serve directly as collateral for those obligations).

We are subject to various financial and non-financial covenants under the amended and restated senior credit facility with LNV Corporation, including, but not limited to, compliance with laws, preservation of existence, financial reporting, keeping of proper books of record and account, payment of taxes, ensuring that neither DLP IV nor GWG Life become an investment company. As of December 31, 2018, we were in compliance with these covenants; however, due to our failure to deliver GWG Life audited financial statements for 2018 to LNV Corporation within 90 days after the end of the year and the failure to deliver GWG Life unaudited financial statements within 45 days after March 31, 2019, we are currently in violation of our debt covenants under our senior credit facility. CLMG Corp., as administrative agent for LNV Corporation, has issued a forbearance extending the delivery of these reports to July 15, 2019; however, until we regain compliance with our debt covenants, we are not permitted to request, nor are we entitled to receive, advances under the amended and restated senior credit facility with LNV Corporation, and we will not be entitled to any excess amounts received from policies pledged under the amended and restated senior credit facility with LNV Corporation.

Cash Flows

Interest and Dividend Payments

We finance our businesses through a combination of life insurance policy benefit receipts, dividends and interest on investments (primarily our investments in Beneficent), equity offerings, debt offerings and our amended and restated senior credit facility with LNV Corporation. We have historically relied on debt (L Bonds and our amended and restated senior credit facility with LNV Corporation) and equity (preferred stock) financing for the majority of our cash expenditures (for policy acquisition, policy premiums and servicing costs, working capital and financing expenditures including paying principal and interest on existing debt) as the amount of cash flows from the realization of life insurance policy benefits and cash flows from our other investments has been insufficient to meet all of our needs. This has resulted in the Company incurring substantial indebtedness and, to a lesser extent, obligations to make dividend payments on our classes of preferred stock.

Our total interest expense for the years ended December 31, 2018 and 2017 was $80.1 million and $54.4 million, respectively, and represent the largest single line item of expense in both periods. Preferred stock cash dividends paid for the years ended December 31, 2018 and 2017 were $16.7 million and $12.7 million, respectively. While reducing our cost of funds and increasing our common equity base (at valuations accretive to our book value) are primary goals of the Company, until we do so we will continue to expend significant amounts of cash for interest and dividend payments and will thus continue to rely heavily on our ability to raise cash from our L Bond offering, amended and restated senior credit facility with LNV Corporation and other means as they are developed and available.

Life Insurance Policy Premium Payments

The payment of premiums and servicing costs to maintain life insurance policies represents one of our most significant requirement for cash disbursement. When a policy is purchased, we are able to calculate the minimum premium payments required to maintain the policy in-force. Over time as the insured ages, premium payments will increase. Nevertheless, the probability we will actually be required to pay the premiums decreases as mortality becomes more likely. These scheduled premiums and associated probabilities are factored into our expected internal rate of return and cash-flow modeling. Beyond premiums, we incur policy servicing costs, including annual trustee, policy administration and tracking costs. Additionally, we incur significant financing costs, including principal, interest and dividends. Both policy servicing costs and financing costs are excluded from our internal rate of return calculations. We finance our businesses through a combination of life insurance policy benefit receipts, dividends and interest on other investments, equity offerings, debt offerings, and advances under our amended and restated senior credit facility with LNV Corporation.

The amount of payments for anticipated premiums, including the requirement under our amended and restated senior credit facility with LNV Corporation to maintain a two month cost-of-insurance threshold within each policy cash value account, and servicing costs that we will be required to make over the next five years to maintain our current portfolio, assuming no mortalities, is set forth in the table below.

Years Ending December 31,	Premiums	Servicing	Premiums and Servicing Fees
2019	$65,536,000	$1,413,000	$66,949,000
2020	77,552,000	1,413,000	78,965,000
2021	90,290,000	1,413,000	91,703,000
2022	103,363,000	1,413,000	104,776,000
2023	115,597,000	1,413,000	117,010,000
	$452,338,000	$7,065,000	$459,403,000

Our anticipated premium expenses are subject to the risk of increased cost-of-insurance charges (i.e., “COI” or premium charges) for the life insurance policies we own. During 2018, we received notice of, or support for, COI rate changes on 30 policies with combined face value of $84.6 million in our portfolio. These increased charges resulted in a $5.1 million reduction in the fair value of our portfolio. During 2017, we received notice of, or support for, COI rate changes on 8 policies with combined face value of $23.5 million in our portfolio. These increased charges resulted in a $1.9 million reduction in the fair value of our portfolio.

We have no known pending cost-of-insurance increases on any policies in our portfolio, but we are aware that cost-of-insurance increases have become more prevalent in the industry. Thus, we may see additional insurers implementing cost-of-insurance increases in the future.

Life Insurance Policy Benefit Receipts

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

Quarter End Date	Portfolio Face Amount ($)	12-Month Trailing Benefits Realized ($)	12-Month Trailing Premiums Paid ($)	12-Month Trailing Benefits/Premium Coverage Ratio
March 31, 2015	754,942,000	46,675,000	23,786,000	196.2%
June 30, 2015	806,274,000	47,125,000	24,348,000	193.5%
September 30, 2015	878,882,000	44,482,000	25,313,000	175.7%
December 31, 2015	944,844,000	31,232,000	26,650,000	117.2%
March 31, 2016	1,027,821,000	21,845,000	28,771,000	75.9%
June 30, 2016	1,154,798,000	30,924,000	31,891,000	97.0%
September 30, 2016	1,272,078,000	35,867,000	37,055,000	96.8%
December 31, 2016	1,361,675,000	48,452,000	40,239,000	120.4%
March 31, 2017	1,447,558,000	48,189,000	42,753,000	112.7%
June 30, 2017	1,525,363,000	49,295,000	45,414,000	108.5%
September 30, 2017	1,622,627,000	53,742,000	46,559,000	115.4%
December 31, 2017	1,676,148,000	64,719,000	52,263,000	123.8%
March 31, 2018	1,758,066,000	60,248,000	53,169,000	113.3%
June 30, 2018	1,849,079,000	76,936,000	53,886,000	142.8%
September 30, 2018	1,961,598,000	75,161,000	55,365,000	135.8%
December 31, 2018	2,047,992,000	71,090,000	52,675,000	135.0%

We believe that the portfolio cash flow results set forth above are consistent with our general investment thesis: that the life insurance policy benefits we receive will continue to increase over time in relation to the premiums we are required to pay on the remaining polices in the portfolio. Nevertheless, we expect that our portfolio cash flow on a period-to-period basis will remain inconsistent as we begin to allocate substantially more capital to Beneficient and reduce capital allocated to acquiring a larger, more diversified portfolio of life insurance policies.

Inflation

Changes in inflation do not necessarily correlate with changes in interest rates. We presently do not foresee any material impact of inflation on our results of operations in the periods presented in our consolidated financial statements.

Off-Balance Sheet Arrangements

We are party to an office lease with U.S. Bank National Association as the landlord. On September 1, 2015, we entered into an amendment that expanded the leased space to 17,687 square feet and extended the term through October 2025 (see Note 22).

Credit Risk

We review the credit risk associated with our portfolio of life insurance policies when estimating its fair value. In evaluating the policies’ credit risk, we consider insurance company solvency, credit risk indicators, economic conditions, ongoing credit evaluations, and company positions. We attempt to manage our credit risk related to life insurance policies typically by purchasing policies issued only from companies with an investment-grade credit rating by either Standard & Poor’s, Moody’s, or A.M. Best Company. As of December 31, 2018, 95.6% of our life insurance policies, by face value benefits, were issued by companies that maintained an investment-grade rating (BBB or better) by Standard & Poor’s.

The assets and liabilities exchanged in the Initial Transfer of the Exchange Transaction are excluded from this analysis.

Interest Rate Risk

Our amended and restated senior credit facility with LNV Corporation is floating-rate financing. In addition, our ability to offer interest and dividend rates that attract capital (including in our continuous offering of L Bonds) is generally impacted by prevailing interest rates. Furthermore, while our L Bond offering provides us with fixed-rate debt financing, our Debt Coverage Ratio is calculated in relation to the interest rate on all of our debt financing, exclusive of our Seller Trust L Bonds. Therefore, fluctuations in interest rates impact our business by increasing our borrowing costs and reducing availability under our debt financing arrangements. We calculate our life insurance portfolio earnings based upon the spread generated between the return on our life insurance portfolio and the total cost of our financing, excluding cost of financing for the Seller Trust L Bonds. As a result, increases in interest rates will reduce the earnings we expect to achieve from our investments in life insurance policies.

Non-GAAP Financial Measures — Discontinuation

The Company in the past has provided non-GAAP financial measures as additional information to investors in order to provide an alternative method for assessing our financial condition and operating results. These non-GAAP financial measures are not in accordance with GAAP and may be different from non-GAAP measures used by other companies, including other companies within our industry.

Historically we used non-GAAP financial measures for management’s assessment of our financial condition and operating results without regard to GAAP fair value standards. The application of current GAAP fair value standards, especially during a period of significant growth of our life insurance portfolio may result in current period GAAP financial results that may not be reflective of our long-term earnings potential. Management believes our non-GAAP financial measures provided investors an alternative view of our long-term earnings potential without regard to the volatility in GAAP financial results that can occur during the growth stage of our life insurance portfolio and company.

Due primarily to the Beneficient Transactions and the Expanded Strategic Relationship with Beneficent, and to a lesser extent the size and actuarial diversity of our portfolio of life insurance policies, we believe that our historical non-GAAP financial measures are no longer relevant. Therefore, we no longer disclose non-GAAP financial measures.

Debt Coverage Ratio

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

	As of December 31, 2018	As of December 31, 2017
Life insurance portfolio policy benefits	$2,047,992,000	$1,676,148,000
Discount rate of future cash flows(1)	7.75%	7.95%
Net present value of life insurance portfolio policy benefits	$770,074,000	$737,625,000
Cash and cash equivalents	125,436,000	142,771,000
Life insurance policy benefits receivable	16.461,000	16,659,000
Other assets(2)	591,048,000	—
Total Coverage	$1,503,019,000	$897,055,000

Amended and Restated Senior credit facility with LNV Corporation	$158,209,000	$222,525,000
L Bonds and Seller Trust L Bonds	1,029,044,000	461,427,000
Total Indebtedness	$1,187,253,000	$683,952,000

Debt Coverage Ratio	78.99%	76.24%

____________

(1)      Weighted-average interest rate paid on indebtedness, excluding that of Seller Trust L-Bonds.

(2)      The Total Coverage amount as of December 31, 2018 includes “other assets” of GWG Holdings as reflected on its most recently available balance sheet prepared in accordance with GAAP. This change in the definition of the Debt Coverage Ratio was defined in Amendment No. 1 to the Amended and Restated Indenture entered into as of March 27, 2018.

As of December 31, 2018 and 2017, we were in compliance with the Debt Coverage Ratio.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of GWG Holdings, Inc. and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GWG Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 9, 2019, expressed an adverse opinion.

Emphasis of Matter

As described in Note 3 to the consolidated financial statements, for the year ended December 31, 2018, the Company incurred a loss within its gain (loss) on life insurance policies, net, of $87,100,000, resulting from a change in accounting estimate related to the changes made to the life expectancy estimation methodology on life insurance policies in the Company’s portfolio. Our opinion is not modified with respect to this matter.

Basis for Opinions

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Baker Tilly Virchow Krause, LLP

We have served as the Company’s auditor since 2013.

Minneapolis, Minnesota

July 9, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of GWG Holdings, Inc. and Subsidiaries:

Adverse Opinion on Internal Control over Financial Reporting

We have audited GWG Holdings, Inc. and Subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified: 1) The Company did not maintain effective information and communication controls with external parties due to delays in the financial statement close and reporting process as evidenced by the untimely filing of the Annual Report on Form 10-K for the year ended December 31, 2018, and of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, and 2) management did not have sufficient accounting resources and personnel to effectively design and execute process level controls around certain complex or non-recurring transactions to ensure proper application of U.S. GAAP, as described in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report dated July 9, 2019, on those consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and the related statements of operations, changes in stockholders’ equity, and cash flows of the Company, and our report dated July 9, 2019, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota

July 9, 2019

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$114,587,084	$114,421,491
Restricted cash	10,849,126	28,349,685
Investment in life insurance policies, at fair value	747,922,465	650,527,353
Life insurance policy benefits receivable	16,460,687	16,658,761
Financing receivable from affiliate	184,768,874	—
Equity method investment	360,841,651	—
Other assets	45,437,164	8,898,884
TOTAL ASSETS	$1,480,867,051	$818,856,174

LIABILITIES & STOCKHOLDERS’ EQUITY
LIABILITIES
Amended and Restated Senior credit facility with LNV Corporation	$148,977,596	$212,238,192
L Bonds	651,402,663	447,393,568
Seller Trust L Bonds	366,891,940	—
Accounts payable	9,276,507	6,394,439
Interest and dividends payable	18,555,293	15,427,509
Other accrued expenses	4,705,170	3,730,723
TOTAL LIABILITIES	1,199,809,169	685,184,431

STOCKHOLDERS’ EQUITY

REDEEMABLE PREFERRED STOCK
(par value $0.001; shares authorized 100,000; shares outstanding 97,524 and 98,611; liquidation preference of $98,093,000 and $99,186,000 as of December 31, 2018 and December 31, 2017, respectively)	86,910,335	92,840,243
SERIES 2 REDEEMABLE PREFERRED STOCK
(par value $0.001; shares authorized 150,000; shares outstanding 148,359 and 88,709; liquidation preference of $149,225,000 and $89,208,000 as of December 31, 2018 and December 31, 2017, respectively)	129,062,704	80,275,204
COMMON STOCK
(par value $0.001; shares authorized 210,000,000; shares issued and outstanding 33,018,161 as of December 31, 2018 and 5,813,555 as of December 31, 2017)	33,018	5,813
Additional paid-in capital	249,662,168	—
Accumulated deficit	(184,610,343)	(39,449,517)
TOTAL STOCKHOLDERS’ EQUITY	281,057,882	133,671,743

TOTAL LIABILITIES & EQUITY	$1,480,867,051	$818,856,174

The accompanying notes are an integral part of these Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31, 2018	December 31, 2017
REVENUE
Gain (loss) on life insurance policies, net	$(14,104,572)	$62,114,403
Interest and other income	13,714,281	2,019,515
TOTAL REVENUE	(390,291)	64,133,918

EXPENSES
Interest expense	80,135,983	54,419,444
Employee compensation and benefits	17,406,982	14,869,749
Legal and professional fees	5,541,177	5,095,643
Other expenses	15,994,487	12,478,676
TOTAL EXPENSES	119,078,629	86,863,512

INCOME (LOSS) BEFORE INCOME TAXES	(119,468,920)	(22,729,594)
INCOME TAX EXPENSE (BENEFIT)	—	(2,097,371)

NET INCOME (LOSS) BEFORE EARNINGS FROM EQUITY METHOD INVESTMENT	(119,468,920)	(20,632,223)

Earnings from equity method investment	17,507	—

NET INCOME (LOSS)	(119,451,413)	(20,632,223)

Preferred stock dividends	16,662,731	12,702,341
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(136,114,144)	$(33,334,564)
NET INCOME (LOSS) PER SHARE
Basic	$(22.32)	$(5.72)
Diluted	$(22.32)	$(5.72)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	6,098,208	5,826,033
Diluted	6,098,208	5,826,033

The accompanying notes are an integral part of these Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31, 2018	December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(119,451,413)	$(20,632,223)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Change in fair value of life insurance policies	10,344,029	(66,760,811)
Amortization of deferred financing and issuance costs	10,036,955	8,780,847
Amortization of premium and accretion of discount on financing receivables	(13,953)	—
Provision for uncollectible policy benefit receivable	4,300,000	—
Earnings from equity method investment	(17,507)	—
Stock-based compensation	2,182,125	1,424,625
Deferred income taxes	—	(2,097,371)
Preferred stock issued in lieu of cash dividends	—	498,659
(Increase) decrease in operating assets:
Life insurance policy benefits receivable	(4,101,926)	(11,313,761)
Interest receivable added to commercial loan principal	(10,533,632)	—
Other assets	4,405,054	982,713
Increase (decrease) in operating liabilities:
Accounts payable	2,882,069	4,167,728
Interest and dividends payable	3,268,969	2,708,623
Other accrued expenses	1,220,176	1,198,197
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(95,479,054)	(81,042,774)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	(128,502,654)	(88,643,819)
Carrying value of matured life insurance policies	20,763,516	16,069,632
Equity investment acquired	(3,204,016)	—
Other investments acquired	(3,037,234)	—
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(113,980,388)	(72,574,187)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on (repayments of) senior debt	(64,315,618)	59,799,649
Payments for issuance of senior debt	—	(4,510,388)
Payments for redemption of Series I Secured Notes	—	(16,613,667)
Proceeds from issuance of L Bonds	263,964,554	131,796,220
Payments for issuance of L Bonds	(17,379,101)	(10,896,925)
Payments for redemption of L Bonds	(48,026,551)	(60,848,460)
Issuance (repurchase) of common stock	614,193	(1,603,560)
Proceeds from issuance of convertible preferred stock	50,000,000	—
Proceeds from issuance of redeemable preferred stock	56,238,128	127,279,847
Payments for issuance of redeemable preferred stock	(4,142,294)	(9,027,190)
Payments for redemption of redeemable preferred stock	(2,456,692)	(22,598,626)
Common stock dividends	(25,709,412)	—
Preferred stock dividends	(16,662,731)	(12,702,341)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	192,124,476	180,074,559

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(17,334,966)	26,457,598

CASH, CASH EQUIVALENTS AND RESTRICTED CASH
BEGINNING OF PERIOD	142,771,176	116,313,578
END OF PERIOD	$125,436,210	$142,771,176

The accompanying notes are an integral part of these Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED

	Years Ended
	December 31, 2018	December 31, 2017
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$67,058,000	$45,990,000
Premiums paid, including prepaid	$49,467,000	$55,471,000
Payments for exercised stock options	$—	$346,000

NON-CASH INVESTING AND FINANCING ACTIVITIES
Financing receivable from affiliate:
Financing receivable from affiliate acquired	$173,485,000	$—
Conversion of interest receivable to commercial loan principal	$10,534,000	$—
Exchangeable note acquired and converted to equity method investment	$156,422,000	$—
Equity method investment acquired	$201,828,000	$—
Equity security acquired	$38,562,000	$—
Seller Trust L Bonds issued	$366,892,000	$—
Common stock issued	$203,405,000	$—
Common stock issued for vendor services	$—	$321,000
L Bonds:
Conversion of accrued interest and commissions payable to principal	$1,240,000	$1,756,000
Conversion of L Bonds to redeemable preferred stock	$4,546,000	$2,666,000
Preferred Stock:
Issuance of Series A preferred stock in lieu of cash dividends	$—	$499,000
Conversion of Series B convertible preferred stock to common stock	$50,000,000	$—
Options and stock appreciation rights issued	$614,000	$534,000
Investment in life insurance policies included in accounts payable	$6,377,000	$3,913,000

The accompanying notes are an integral part of these Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock Shares	Preferred Stock	Common Shares	Common Stock (par)	Additional Paid-in Capital	Accumulated Deficit	Total Equity
Balance, December 31, 2016	2,699,704	$78,726,297	5,980,190	$5,980	$7,383,515	$(18,817,294)	$67,298,498

Net income (loss)	—	—	—	—	—	(20,632,223)	(20,632,223)

Issuance of common stock	—	—	33,810	33	320,970	—	321,003

Redemption of common stock	—	—	(200,445)	(200)	(1,603,360)	—	(1,603,560)

Issuance of Series A preferred stock	71,237	498,659	—	—	—	—	498,659

Redemption of Series A preferred stock	(2,711,916)	(20,199,792)	—	—	—	—	(20,199,792)

Issuance of redeemable preferred stock	129,622	122,933,106	—	—	(2,338,457)	—	120,594,649

Redemption of redeemable preferred stock	(1,328)	(1,327,776)	—	—	—	—	(1,327,776)

Preferred stock dividends	—	(8,925,807)	—	—	(3,776,534)	—	(12,702,341)

Stock-based compensation	—	1,410,760	—	—	13,866	—	1,424,626

Balance, December 31, 2017	187,319	$173,115,447	5,813,555	$5,813	$—	$(39,449,517)	$133,671,743

Net income (loss)	—	—	—	—	—	(119,451,413)	(119,451,413)

Issuance of common stock	—	—	22,214,641	22,215	204,771,249	—	204,793,464

Repurchase of common stock	—	—	(10,035)	(10)	(68,751)	—	(68,761)

Issuance of redeemable preferred stock	61,021	56,878,238	—	—	—	—	56,878,238

Redemption of redeemable preferred stock	(2,457)	(2,457,914)	—	—	—	—	(2,457,914)

Common stock dividends	—	—	—	—	—	(25,709,413)	(25,709,413)

Issuance of Series B convertible preferred stock	5,000,000	50,000,000	—	—	—	—	50,000,000

Conversion of Series B convertible preferred stock to common stock	(5,000,000)	(50,000,000)	5,000,000	5,000	49,995,000	—	—

Preferred stock dividends	—	(11,562,732)	—	—	(5,099,999)	—	(16,662,731)

Stock-based compensation	—	—	—	—	64,669	—	64,669

Balance, December 31, 2018	245,883	$215,973,039	33,018,161	$33,018	$249,662,168	$(184,610,343)	$281,057,882

The accompanying notes are an integral part of these Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business and Summary of Significant Accounting Policies

Nature of Business — We are a leading provider of liquidity to consumers owning life insurance policies, an owner of a portfolio of alternative assets, and a developer of epigenetic technology for the life insurance industry and beyond. We built our business providing value to consumers owning illiquid life insurance products across America, delivering more than $593 million in value for their policies since 2006. As of December 31, 2018, we own an alternative asset portfolio of $2.05 billion in face value of life insurance policy benefits.

We have enhanced and extended our activities from our core competencies of providing liquidity to individuals owning illiquid assets and alternative asset ownership through our transaction with The Beneficient Company Group, L.P. (“BEN LP,” including all of the subsidiaries it may have from time to time — “Beneficient”).

In addition, we continue to innovate in the life insurance industry through our insurance technology initiative which, is based upon the use of step-change epigenetic technology. Our wholly owned insurtech subsidiary, Life Epigenetics Inc. (“Life Epigenetics”) is focused on creating intellectual property and commercialized testing from supervised machine learning and advanced epigenetic technology. We believe our technology offers the life insurance industry a step-change opportunity for enhanced life insurance underwriting and risk assessment as well as creates opportunities within other industries, including health and wellness and nutraceuticals. Our wholly owned insurtech subsidiary, youSurance General Agency, LLC (“youSurance”) is a digital life insurance agency that is working to offer life insurance directly to consumers in conjunction with our epigenetic testing. We believe that consumers who are interested in their health and wellness and in reducing the cost of their insurance will benefit from working with youSurance.

GWG Holdings, Inc. and all of its subsidiaries are incorporated and organized in Delaware, other than GWG Life Trust, which is governed by the laws of the State of Utah. Unless the context otherwise requires or we specifically so indicate, all references in these footnotes to “we,” “us,” “our,” “our Company,” “GWG,” or the “Company” refer to GWG Holdings, Inc. and its subsidiaries collectively and on a consolidated basis. References to the full names of particular entities, such as “GWG Holdings, Inc.” or “GWG Holdings,” are meant to refer only to the particular entity referenced.

The Exchange Transaction

On August 10, 2018 (the “Initial Transfer Date”), we completed the first of two closings (the “Initial Transfer”) contemplated by a Master Exchange Agreement with BEN LP and certain other parties (the “Seller Trusts”), which governs the strategic exchange of assets among the parties (the “Exchange Transaction”). On the Initial Transfer Date:

•        GWG issued to the Seller Trust L Bonds due 2023 (the “Seller Trust L Bonds”) in an aggregate principal amount of $403,234,866, as more fully described below;

•        Beneficient purchased 5,000,000 shares of GWG’s Series B Convertible Preferred Stock, par value $0.001 per share and having a stated value of $10 per share (“Series B”), for cash consideration of $50,000,000, which shares were subsequently transferred to the Seller Trusts, as more fully described below;

•        in consideration for GWG and GWG Life entering into the Master Exchange Agreement and consummating the transactions contemplated thereby, BEN LP, as borrower, entered into a commercial loan agreement (the “Commercial Loan Agreement”) with GWG Life, as lender, providing for a loan in a principal amount of $200,000,000 (the “Commercial Loan”);

•        BEN LP delivered to GWG a promissory note (the “Exchangeable Note”) in the principal amount of $162,911,379; and

•        the Seller Trusts delivered to GWG 4,032,349 common units of BEN LP at an assumed value of $10 per common unit.

On December 28, 2018, the final closing of the transaction occurred and the following actions took place (the “Final Closing” and the date upon which the Final Closing occurs, the “Final Closing Date”):

•        in accordance with the Master Exchange Agreement, and based on the net asset value of alternative asset financings as of the Final Closing Date, effective as of the Initial Transfer Date, (i) the principal amount of

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business and Summary of Significant Accounting Policies (cont.)

the Commercial Loan was reduced to $181,974,314, (ii) the principal amount of the Exchangeable Note was reduced to $148,228,432, and (iii) the principal amount of the Seller Trust L Bonds was reduced to $366,892,000;

•        the Seller Trusts refunded to GWG $840,430 in interest paid on the Seller Trust L Bonds related to the Seller Trust L Bonds that were issued as of the Initial Transfer Date but cancelled, effective as of the Initial Transfer Date, on the Final Closing Date;

•        the accrued interest on the Commercial Loan and the Exchangeable Note was added to the principal amount of the Commercial Loan, as a result of which the principal amount of the Commercial Loan as of the Final Closing Date was $192,507,946;

•        the Seller Trusts transferred to GWG an aggregate of 21,650,087 common units of BEN LP and GWG received 14,822,843 common units of BEN LP in exchange for the Exchangeable Note, upon completion of which GWG owned (including the 4,032,349 common units received by GWG on the Initial Transfer Date) 40,505,279 common units of BEN LP;

•        BEN LP issued to GWG an option (the “Option Agreement”) to acquire the number of common units of BEN LP, interests or other property that would be received by a holder of the NPC-A Prime limited partnership interests of Beneficient Company Holdings, L.P., an affiliate of BEN LP (“Beneficient Holdings”); and

•        GWG issued to the Seller Trusts 27,013,516 shares of GWG common stock (including shares issued upon conversion of the Convertible Preferred Stock).

A summary of the Exchange Transaction is set forth in our Current Report on Form 8-K, filed with the Securities and Exchange Commission (“SEC”) on August 14, 2018, and amended in our Current Report on Form 8-K/A filed with the SEC on November 9, 2018, as well as the Form 8-K filed with the SEC on January 4, 2019.

Description of the Assets Exchanged at the Initial Transfer

Seller Trust L Bonds

On August 10, 2018, in connection with the Initial Transfer, GWG Holdings, GWG Life and Bank of Utah, as trustee, entered into a Supplemental Indenture (the “Supplemental Indenture”) to the Amended and Restated Indenture dated as of October 23, 2017 (the “Amended and Restated Indenture”). GWG Holdings entered into the Supplemental Indenture to add and modify certain provisions of the Amended and Restated Indenture necessary to provide for the issuance of the Seller Trust L Bonds. The maturity date of the Seller Trust L Bonds is August 9, 2023. The Seller Trust L Bonds bear interest at 7.5% per year. Interest is payable monthly in cash.

After the second anniversary of the Final Closing Date, the holders of the Seller Trust L Bonds will have the right to cause GWG to repurchase, in whole but not in part, the Seller Trust L Bonds held by such holder. The repurchase may be paid, at GWG’s option, in the form of cash, a pro rata portion of (i) the outstanding principal amount and accrued and unpaid interest under the Commercial Loan and (ii) BEN LP common units, or a combination of cash and such property.

The Seller Trust L Bonds are senior secured obligations of GWG, ranking junior only to all senior debt of GWG (see Note 8), pari passu in right of payment and in respect of collateral with all “L Bonds” of GWG (see Note 10), and senior in right of payment to all subordinated indebtedness of GWG. Payments under the Seller Trust L Bonds are guaranteed by GWG Life (see Note 24).

Series B Convertible Preferred Stock

The Series B converted into 5,000,000 shares of our common stock at a conversion price of $10 per share upon the Final Closing.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business and Summary of Significant Accounting Policies (cont.)

Commercial Loan

The $192,508,000 principal amount under the Commercial Loan is due on August 9, 2023; however, is extendable for two five-year terms. See Note 5 for a full description of the terms of the loan. BEN LP’s obligations under the Commercial Loan are unsecured.

The principal amount of the Commercial Loan bears interest at 5.0% per year. From and after the Final Closing Date, one-half of the interest, or 2.5% per year, is due and payable monthly in cash, and (ii) one-half of the interest, or 2.5% per year, accrues and compounds annually on each anniversary date of the Final Closing Date and become due and payable in full in cash on the maturity date.

In accordance with the Supplemental Indenture issuing the Seller Trust L Bonds, upon a redemption event or at the maturity date of the Seller Trust L Bonds, the Company, at its option, may use the outstanding principal amount of the Commercial Loan, and accrued and unpaid interest thereon, as repayment consideration of the Seller Trust L Bonds.

Exchangeable Note

The Exchangeable Note accrued interest at a rate of 12.4% per year, compounded annually. Interest was payable in cash on the earlier to occur of the maturity date or the Final Closing Date; provided that Beneficient had the option to add to the outstanding principal balance under the Commercial Loan the accrued interest in lieu of payment in cash of such accrued interest thereon at the Final Closing Date. At the Final Closing date, the principal amount of the Exchangeable Note was exchanged for 14,822,843 common units of BEN LP, and the accrued interest on the Exchangeable Note was added to the principal balance of the Commercial Loan.

Option Agreement

In connection with the Final Closing, the Company entered into the Option Agreement with BEN LP. The Option Agreement gives us the option to acquire the number of common units in BEN LP that would be received by the holder of NPC-A Prime limited partnership interests of Beneficient Company Holdings, L.P., an affiliate of BEN LP, if such holder were converting on that date. There is no exercise price and the Company may exercise the option at any time until the December 27, 2028, at which time the option will automatically settle.

Common Units in BEN LP

In connection with the Initial Transfer and Final Closing, the Seller Trusts and Beneficient delivered to us 40,505,279 common units of BEN LP. This represents an approximate 89.9% interest in the common units of BEN LP.

Beneficient operates in a sector of the alternative asset market that is complementary to ours by providing a suite of innovative liquidity and trust products to mid-to-high net worth individual investors and small-to-medium institutional owners of professionally managed illiquid alternative investment assets.

Principles of Consolidation — The consolidated financial statements include the accounts of GWG Holdings, Inc. and all its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated upon consolidation.

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

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business and Summary of Significant Accounting Policies (cont.)

If it is concluded that an entity is not a VIE, then the Company considers its proportional voting interests in the entity. The Company consolidates majority-owned subsidiaries in which a controlling financial interest is maintained. A controlling financial interest is determined by majority ownership and the absence of significant third-party participating rights. Ownership interests in entities for which the Company has significant influence that are not consolidated under the Company’s consolidation policy are accounted for as equity method investments. SEC Staff Announcement: Accounting for Limited Partnership Investments (codified in Accounting Standards Codification (“ASC”) 323-30-S99-1) guidance requires the use of the equity method unless the investor’s interest “is so minor that the limited partner may have virtually no influence over partnership operating and financial policies.” The SEC staff’s position is that investments in limited partnerships of greater than 3% to 5% are considered more than minor and, therefore, should be accounted for using the equity method.

Related party transactions between the Company and its equity method investee have not been eliminated.

Use of Estimates — The preparation of our consolidated financial statements in conformity with the Generally Accepted Accounting Principles in the United States of America (GAAP) requires management to make significant estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue during the reporting period. We regularly evaluate estimates and assumptions, which are based on current facts, historical experience, management’s judgment, and various other factors that we believe to be reasonable under the circumstances. Our actual results may differ materially and adversely from our estimates. The most significant estimates with regard to these consolidated financial statements relate to (1) the determination of the assumptions used in estimating the fair value of our investments in life insurance policies, (2) the assessment of potential impairment of our equity method investment and our equity security investment and determination of the allowance for credit losses on our financing receivable, and (3) the value of our deferred tax assets and liabilities. Periodically, we make significant estimates in assessing the fair value of assets acquired and consideration given in return for those assets, which are used to establish the initial recorded values of such assets in accordance with ASC 805, Business Combinations. Under ASC 805, the consideration paid in an asset acquisition is allocated among the assets acquired based on their relative fair values at acquisition date. In relation to the Exchange Transaction, relative fair values were used to calculate the amounts recorded for the Commercial Loan, the Exchangeable Note, the equity method investment and the option agreement at their acquisition dates.

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

Cash, cash equivalents and restricted cash on our consolidated statements of cash flows include cash and cash equivalents of $114.6 million and restricted cash of $10.8 million as of December 31, 2018, and $114.4 million and $28.4 million, respectively, as of December 31, 2017.

Life Insurance Policies — ASC 325-30, Investments in Insurance Contracts, permits a reporting entity to account for its investments in life insurance policies using either the investment method or the fair value method. We elected to use the fair value method to account for our life insurance policies. We initially record our purchase of life insurance policies at the transaction price, which is the amount paid for the policy, inclusive of all external fees and costs associated with the acquisition. At each subsequent reporting period, we re-measure the investment at fair value in its entirety and recognize the change in fair value as unrealized gain or loss in the current period, net of premiums paid, within gain (loss) on life insurance policies, net in our consolidated statements of operations.

In a case where our acquisition of a policy is not complete as of a reporting date, but we have nonetheless advanced direct costs and deposits for the acquisition, those costs and deposits are recorded as other assets on our consolidated balance sheets until the acquisition is complete and we have secured title to the policy. On both December 31, 2018 and December 31, 2017, none of our other assets comprised direct costs and deposits that we had advanced for life insurance policy acquisitions.

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

Life Insurance Policy Benefits Receivable — Our policy benefit receivables represent amounts due from insurance carriers for claims submitted on matured life insurance policies. Policy benefit receivables are recorded at the policy benefit amounts less reserves for estimated uncollectible amounts. Uncollectible policy benefits can result from challenges by the insurance carrier to the legal validity of the policy, typically related to the concept of insurable interest, or from liquidity or solvency problems at the insurance carrier (although policy benefits are senior to any other obligations of a carrier).

We reserve for policy benefits when it becomes probable that we will not collect the full amount of the policy benefit. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information becomes available. Uncollectible policy benefits are written off against the reserves when it is deemed that a policy amount is uncollectible. As of December 31, 2018, the balance of the allowance for uncollectible receivables was $4.3 million, relating to an insurable interest challenge from an insurance carrier.

Other Assets — Included in other assets at the current balance sheet date are $38.6 million of equity security acquired, $1.2 million of prepaid expenses, $1.5 million of net fixed assets, $0.6 million of security deposits with states for life settlement provider licenses, $0.5 million net secured merchant cash advances and $3.1 million of other miscellaneous assets — including Life Epigenetics’ exclusive license for the “DNA Methylation Based Predictor of Mortality” technology for the life insurance industry. At December 31, 2017, other assets included $4.5 million of prepaid expenses, $1.9 million of net fixed assets, $0.6 million of security deposits with states for life settlement provider licenses, $1.7 million net secured merchant cash advances and $0.3 million of other miscellaneous assets.

In December 2018, in connection with the Final Closing of the Exchange Transaction, the Company entered into an Option Agreement with Beneficient. The agreement gives GWG the option to acquire the number of common units in BEN LP that would be received by the holder of NPC-A prime unit accounts in Beneficient Company Holdings, L.P., an affiliate of BEN LP. There is no exercise price and the Company may exercise the option at any time until the December 27, 2028, at which time the option will automatically settle. The Option Agreement is recorded in other assets at a value of $38.6 million at December 31, 2018. The Option Agreement is considered an equity security and the Company has elected the measurement alternative for equity securities without a readily determinable fair value. Under this measurement alternative, we record the Option Agreement at its cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investments of Beneficient. As at December 31, 2018, there were no indications of impairment. The instrument is eligible for certain cash distributions that will be recorded in earnings when earned.

Financing Receivable — ASC 310, Receivables, provides guidance for receivables and notes that arise from credit sales, loans or other transactions. Financing receivable includes loans and notes receivable. Originated loans we hold for which we have the intent and ability to hold for the foreseeable future or to maturity (or payoff) are classified as held for investment. Financing receivables held for investment are reported in our consolidated balance sheets at the outstanding principal balance adjusted for any write-offs, allowance for loan losses, deferred fees or costs, and any unamortized premiums or discounts. Interest income is accrued on outstanding principal as earned. Unamortized discounts and premiums are amortized using the interest method with the amortization recognized as part of interest income in the consolidated statements of operations.

Losses on financing receivables are recognized when they are incurred, which requires us to make our best estimate of probable losses. Specific allowances are recorded for individually impaired loans to the extent we have determined that it is probable that we will be unable to collect all amounts due according to original contractual terms of the loan agreement. Certain loans classified as impaired may not require an allowance for loan loss because we believe that we will ultimately collect the unpaid balance (through collection or collateral repossession). The method for calculating the best estimate of losses depends on the type and risk characteristics of the related financing receivable. Such an estimate requires consideration of historical loss experience, adjusted for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates, financial health of market sectors, and the present and expected future levels of interest rates. The underlying assumptions, estimates and

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business and Summary of Significant Accounting Policies (cont.)

assessments we use to provide for losses are updated periodically to reflect our view of current conditions. Changes in such estimates can significantly affect the allowance and provision for losses. It is possible that we will experience credit losses that are different from our current estimates. We have no allowance for losses as of December 31, 2018. Write-offs are deducted from the allowance for losses when we judge the principal to be uncollectible and subsequent recoveries are added to the allowance at the time cash is received on a written-off account.

Equity Method Investment — We account for investments in common stock or in-substance common stock in which we have the ability to exercise significant influence, but do not own a controlling financial interest, under the equity method of accounting. Investments within the scope of the equity method of accounting are initially measured at cost, including the cost of the investment itself and direct transaction costs incurred to acquire the investment. After the initial recognition of the investment at cost, we recognize income and losses from our investment by adjusting upward or downward the balance of our equity method investment on our consolidated balance sheet with such adjustments, if any, flowing through earnings from equity method investment on our consolidated statement of operations, in all cases adjusted to reflect amortization of basis differences, if any, and the elimination of intercompany gains and losses, if any. Cash distributions received from equity method investees are recorded as reductions to the investment balance and classified on the statement of cash flows using the cumulative earnings approach.

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

The Company reports its share of the income or loss of the equity method partner companies on a one-quarter lag where we do not expect financial information to be consistently available on a timely basis.

For more information on equity method investments, see Note 6.

Stock-Based Compensation — We measure and recognize compensation expense for all stock-based payments at fair value on the grant date over the requisite service period. We use the Black-Scholes option pricing model to determine the weighted-average fair value of stock options and stock appreciation rights. For restricted stock grants (including restricted stock units), fair value is determined as of the closing price of our common stock on the date of grant. Stock-based compensation expense is recorded in general and administrative expenses based on the classification of the employee or vendor. The determination of fair value of stock-based payment awards on the date of grant is affected by our stock price and a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards and the expected duration of the awards. We account for the effects of forfeitures as they occur.

The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at grant date. Volatility is based on the standard deviation of the average continuously compounded rate of return of five selected companies.

Deferred Financing and Issuance Costs — Loans advanced to us under our amended and restated senior credit facility with LNV Corporation, as described in Note 8, are reported net of financing costs, including issuance costs, sales commissions and other direct expenses, which are amortized using the straight-line method over the term of the facility. We had no loans advanced to us under our senior credit facility with Autobahn Funding Company during the year ended December 31, 2017 and this credit facility was terminated in September 2017, as described in Note 7. The L Bonds, as described in Note 10, are reported net of financing costs, which are amortized using the interest method over the term of those borrowings. The Series I Secured Notes, as described in Note 9 have been redeemed, and were reported net of financing costs, all of which were fully amortized using the interest method as of December 31, 2017. The Series A Convertible Preferred Stock (“Series A”), as described in Note 12, were reported net of financing costs (including the fair value of warrants issued), all of which were fully amortized using the interest method as of December 31, 2017. All shares of Series A have been redeemed and the obligations thereunder satisfied. Selling and issuance costs of Redeemable

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business and Summary of Significant Accounting Policies (cont.)

Preferred Stock (“RPS”) and Series 2 Redeemable Preferred Stock (“RPS 2”), described in Notes 13 and 14, are netted against additional paid-in-capital, until depleted, and then against the outstanding balance of the preferred stock. The offerings of our RPS and RPS 2 closed in March 2017 and April 2018, respectively. There were no issuance costs associated with issuance of the Series B Convertible Preferred Stock (“Series B”), described in Note 15, in August 2018.

Earnings (Loss) per Share — Basic earnings (loss) per share attributable to common shareholders are calculated using the weighted-average number of shares outstanding during the reported period. Diluted earnings (loss) per share are calculated based on the potential dilutive impact of our Series A, RPS, RPS 2, Series B, warrants and stock options. Due to our net loss attributable to common shareholders for the years ended December 31, 2018 and 2017, there are no dilutive securities.

Reclassification — Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Recently Issued Accounting Pronouncements — In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. ASU 2016-02 requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with a term greater than twelve months, and provide enhanced disclosures. The Company plans to elect the practical expedient, which will allow for aggregation of non-lease components with the related lease components when evaluating accounting treatment. The Company has made an accounting policy election to exempt leases with an initial term of twelve months or less from balance sheet recognition. The Company adopted the standard on January 1, 2019, by applying the modified retrospective method, without restatement of comparative periods’ financial information. The impact of the new standard will not be material to the financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans. The standard requires entities to use a new, forward-looking “expected loss” model that is expected to generally result in the earlier recognition of allowances for losses. The guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those years, but early adoption is permitted. The Company is evaluating the potential impact of this guidance on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain types of cash receipts and cash payments are presented in the statement of cash flows. We adopted ASU 2016-15 effective January 1, 2018. In connection with this standard, the Company elected to classify distributions received from equity method investees using the cumulative earnings approach. This election had no effect on our consolidated financial statements as we have not received any distributions from equity method investees to date.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which amends ASC 230 Statement of Cash Flows, to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The guidance, to be applied retrospectively when adopted, requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. We adopted ASU 2016-18 as of March 31, 2018. The impact of the adoption was not material to the financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The guidance is effective for fiscal years and interim periods beginning after December 15, 2019. Certain of the amendments require prospective application, while the remainder require retrospective application. Early adoption is allowed either for the entire standard or only the provisions that eliminate or modify the requirements. The Company is currently evaluating the potential impact of this guidance on our consolidated financial statements.

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

The agents for the lender authorize the disbursements from these accounts. At December 31, 2018 and December 31, 2017, there was a balance of $4,164,000 and $19,967,000, respectively, in these collection and payment accounts.

To fund the Company’s acquisition of life insurance policies, we are required to maintain escrow accounts. Distributions from these accounts are made according to life insurance policy purchase contracts. At December 31, 2018 and December 31, 2017, there was a balance of $6,685,000 and $8,383,000, respectively, in the Company’s escrow accounts.

(3) Investment in Life Insurance Policies

Our investments in life insurance policies are valued based on unobservable inputs that are significant to their overall fair value. Changes in the fair value of these policies, net of premiums paid, are recorded in gain (loss) on life insurance policies, net in our consolidated statements of operations. Fair value is determined on a discounted cash flow basis that incorporates life expectancy assumptions generally derived from reports obtained from widely accepted life expectancy providers (other than insured lives covered under small face amount policies — those with $1 million in face value benefits or less — which utilize either a single fully underwritten, or simplified report based on self-reported medical interview data), assumptions relating to cost-of-insurance (premium) rates and other assumptions. The discount rate we apply incorporates current information about the discount rates observed in the life insurance secondary market, market interest rates, the estimated credit exposure to the insurance companies that issued the life insurance policies and management’s estimate of the operational risk premium a purchaser would require to receive the future cash flows derived from our portfolio as a whole. Management has significant discretion regarding the combination of these and other factors when determining the discount rate. As a result of management’s analysis, a discount rate of 8.25% and 10.45% were applied to our portfolio as of December 31, 2018 and 2017, respectively.

Portfolio Information

Our portfolio of life insurance policies, owned by our subsidiaries as of December 31, 2018, is summarized below:

Life Insurance Portfolio Summary

Total life insurance portfolio face value of policy benefits	$2,047,992,000
Average face value per policy	$1,775,000
Average face value per insured life	$1,984,000
Average age of insured (years)*	82.1
Average life expectancy estimate (years)*	7.8
Total number of policies	1,154
Number of unique lives	1,032
Demographics	77% Males; 23% Females
Number of smokers	52
Largest policy as % of total portfolio face value	0.6%
Average policy as % of total portfolio	0.1%
Average annual premium as % of face value	2.9%

____________

*      Averages presented in the table are weighted averages.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Investment in Life Insurance Policies (cont.)

A summary of our policies, organized according to their estimated life expectancy dates as of the reporting date, is as follows:

	As of December 31, 2018			As of December 31, 2017
Years Ending December 31,	Number of Policies	Estimated Fair Value	Face Value	Number of Policies	Estimated Fair Value	Face Value
2018	—	$—	$—	8	$4,398,000	$4,689,000
2019	9	6,380,000	7,305,000	48	63,356,000	83,720,000
2020	41	46,338,000	59,939,000	87	79,342,000	127,373,000
2021	81	68,836,000	108,191,000	98	96,154,000	170,695,000
2022	104	97,231,000	177,980,000	90	85,877,000	181,120,000
2023	109	93,196,000	185,575,000	93	69,467,000	175,458,000
2024	107	84,150,000	211,241,000	100	77,638,000	228,188,000
Thereafter	703	351,791,000	1,297,761,000	374	174,295,000	704,905,000
Totals	1,154	$747,922,000	$2,047,992,000	898	$650,527,000	$1,676,148,000

We recognized life insurance benefits of $71,090,000 and $64,719,000 during 2018 and 2017, respectively, related to policies with a carrying value of $20,763,000 and $16,070,000, respectively, and as a result recorded realized gains of $50,327,000 and $48,649,000.

A reconciliation of gain on life insurance policies is a follows:

	Years Ended December 31,
	2018	2017
Change in estimated probabilistic cash flows(1)	$75,444,000	$63,241,000
Unrealized gain on acquisitions(2)	28,017,000	31,019,000
Premiums and other annual fees	(54,087,000)	(53,296,000)
Change in discount rates(3)	—	14,931,000
Change in life expectancy evaluation(4)	(4,890,000)	(20,257,000)
Change in life expectancy evaluation methodology(5)	(87,100,000)	—
Face value of matured policies	71,090,000	64,719,000
Fair value of matured policies	(42,579,000)	(38,243,000)
Gain (loss) on life insurance policies, net	$(14,105,000)	$62,114,000

____________

(1)      Change in fair value of expected future cash flows relating to our investment in life insurance policies that are not specifically attributable to changes in life expectancy, discount rate or policy maturity events.

(2)      Gain resulting from fair value in excess of the purchase price for life insurance policies acquired during the reporting period.

(3)      The discount rate applied to estimate the fair value of the portfolio of life insurance policies we own was 8.25% as of December 31, 2018, compared to 10.45% as of December 31, 2017.

(4)      The change in fair value due to updating life expectancy estimates on certain life insurance policies in our portfolio.

(5)      The change in fair value due to the adoption of the Longest Life Expectancy methodology on life insurance policies in our portfolio, partially offset by the impact of a decrease in the discount rate associated thereto.

We currently estimate that premium payments and servicing fees required to maintain our current portfolio of life insurance policies in force for the next five years, assuming no mortalities, are as follows:

Years Ending December 31,	Premiums	Servicing	Premiums and Servicing Fees
2019	$65,536,000	$1,413,000	$66,949,000
2020	77,552,000	1,413,000	78,965,000
2021	90,290,000	1,413,000	91,703,000
2022	103,363,000	1,413,000	104,776,000
2023	115,597,000	1,413,000	117,010,000
	$452,338,000	$7,065,000	$459,403,000

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

(4) Fair Value Definition and Hierarchy

ASC 820, Fair Value Measurements and Disclosures, establishes a hierarchical disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is affected by a number of factors, including the type of investment, the characteristics specific to the investment and the state of the marketplace, including the existence and transparency of transactions between market participants. Assets and liabilities with readily available and actively quoted prices, or for which fair value can be measured from actively quoted prices in an orderly market, generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

Level 3 Valuation Process

The estimated fair value of our portfolio of life insurance policies is determined on a quarterly basis by management taking into consideration a number of factors, including changes in discount rate assumptions, estimated premium payments and life expectancy estimate assumptions, as well as any changes in economic and other relevant conditions. The discount rate incorporates current information about discount rates observed in the life insurance secondary market, market interest rates, the estimated credit exposure to the insurance company that issued the life insurance

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Fair Value Definition and Hierarchy (cont.)

policy and management’s estimate of the operational risk premium a purchaser would require to receive the future cash flows derived from our portfolio as a whole. Management has significant discretion regarding the combination of these and other factors when determining the discount rate.

These inputs are then used to estimate the discounted cash flows from the portfolio using the ClariNet LS probabilistic and stochastic portfolio pricing model from ClearLife Limited, which estimates the expected cash flows using various mortality probabilities and scenarios. The valuation process includes a review by senior management as of each quarterly valuation date. We also engage ClearLife Limited to independently verify the accuracy of the valuations using the inputs we provide on a quarterly basis. A copy of a letter documenting the ClariNet LS calculation is filed as Exhibit 99.1 to this report.

The following table reconciles the beginning and ending fair value of our Level 3 investments in our portfolio of life insurance policies for the periods ended December 31, as follows:

	Years Ended December 31,
	2018	2017
Beginning balance	$650,527,000	$511,192,000
Purchases	128,502,000	88,644,000
Maturities (initial cost basis)	(20,763,000)	(16,070,000)
Net change in fair value	(10,344,000)	66,761,000
Ending balance	$747,922,000	$650,527,000

Historically, for life insurance policies with face amounts greater than $1 million and that are not pledged as collateral under our amended and restated senior credit facility with LNV Corporation (approximately 23.8% of our portfolio by face amount of policy benefits) we attempted to obtain updated life expectancy reports on a continuous rotating three year cycle. For life insurance policies that are pledged under our amended and restated senior credit facility with LNV Corporation (approximately 65.2% of our portfolio by face amount of policy benefits), we are presently required to update the life expectancy estimates every two years beginning from the closing date of the amended and restated senior credit facility with LNV Corporation. For the remaining small face insurance policies (i.e., a policy with $1 million in face value benefits or less), we historically employed other methods and timeframes to update life expectancy estimates.

With the adoption of the Longest Life Expectancy method (as described under “Fair Value Components — Life Expectancies”), we discontinued the practice of obtaining updated life expectancy reports (or updating specific life expectancies in any manner) except as may be required by lenders to comply with existing and future covenants within credit facilities. This change is being accounted for as a change in accounting estimate and affects current and future periods. To the extent such updated life expectancy reports are available, we do not expect to incorporate these life expectancy reports into our revised valuation methodology; however, we will monitor this data to determine over time if there exists any additive predictive value in relation to the basis of its mortality projections.

The following table summarizes the inputs utilized in estimating the fair value of our portfolio of life insurance policies:

	As of December 31, 2018	As of December 31, 2017
Weighted-average age of insured, years*	82.1	81.7
Weighted-average life expectancy, months*(1)	93.2	82.4
Average face amount per policy	$1,775,000	$1,867,000
Discount rate	8.25%	10.45%

____________

*        Weighted-average by face amount of policy benefits

(1)      Increase primarily due to the adoption of the Longest Life Expectancy methodology.

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

Change in Fair Value of the Investment in Life Insurance Policies

	Change in Life Expectancy Estimates
	minus 8 months	minus 4 months	plus 4 months	plus 8 months
December 31, 2018	$113,410,000	$57,611,000	$(55,470,000)	$(110,473,000)
December 31, 2017	$86,391,000	$42,886,000	$(42,481,000)	$(84,238,000)
	Change in Discount Rate
	minus 2%	minus 1%	plus 1%	plus 2%
December 31, 2018	$95,747,000	$45,440,000	$(41,179,000)	$(78,615,000)
December 31, 2017	$68,117,000	$32,587,000	$(29,964,000)	$(57,583,000)

Other Fair Value Considerations

The carrying value of policy benefit receivables, prepaid expenses, accounts payable and accrued expenses approximate fair value due to their short-term maturities and low credit risk. Using the income-based valuation approach, the estimated fair value of our L Bonds, having an aggregate face value of $1,029,044,000 as of December 31, 2018, is approximately $1,034,729,000 based on a weighted-average market interest rate of 7.11%.

The Commercial Loan receivable from BEN LP has a below-market interest rate of 5.0% per year; provided that the accrued interest from the date of the Initial Transfer to the Final Closing Date of the Exchange Transaction was added to the principal balance of the Commercial Loan. From and after the Final Closing Date, one-half of the interest, or 2.5% per year, is due and payable monthly in cash, and (ii) one-half of the interest, or 2.5% per year, accrues and compounds annually on each anniversary date of the Final Closing Date and becomes due and payable in full in cash on the maturity date. Utilizing an implied yield of 6.75%, we estimate the fair value of the Commercial Loan to be approximately $183,119,000 based on a market yield analysis for similar instruments with similar credit profiles.

The carrying value of the amended and restated senior credit facility with LNV Corporation reflects interest charged at 12-month LIBOR plus an applicable margin. The margin represents our credit risk, and the strength of the portfolio of life insurance policies collateralizing the debt. The overall rate reflects the current interest rate market, and the carrying value of the facility approximates fair value.

GWG MCA Capital, Inc. (“GWG MCA”) participates in the merchant cash advance industry by directly advancing sums to merchants and lending money, on a secured basis, to companies that advance sums to merchants. Each quarter, we review the carrying value of these cash advances, determine if an impairment exists and establish or adjust an allowance for loan loss as necessary. At December 31, 2018, one of our secured cash advances was impaired. Specifically, the secured loan to Nulook Capital LLC had an outstanding balance of $1,879,000 and an allowance for loan loss of $1,879,000 at December 31, 2018. We deem fair value to be the estimated collectible value on each loan or advance made from GWG MCA. Secured merchant cash advances, net of allowance for loan loss, of $547,000 and $1,662,000 are included within other assets on our consolidated balance sheets as of December 31, 2018 and December 31, 2017, respectively. Where we estimate the collectible amount to be less than the outstanding balance, we record an allowance for the difference. Provision for merchant cash advances are recorded within other expenses on the statement of operations (see Note 19).

Certain assets are subject to periodic impairment testing by comparing the respective carrying value of the asset to its estimated fair value. In the event we determine these assets to be impaired, we would recognize an impairment loss equal to the amount by which the carrying value of the impaired asset exceeds its estimated fair value. These periodic impairment tests utilize company-specific assumptions involving significant unobservable inputs, or Level 3, in the fair value hierarchy.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Fair Value Definition and Hierarchy (cont.)

The following table summarizes outstanding common stock warrants (discussed in Note 17) as of December 31, 2018:

Month issued	Warrants issued	Fair value per share	Risk free rate	Volatility	Term
September 2014	16,000	$1.26	1.85%	17.03%	5 years
	16,000

(5) Financing Receivable from Affiliate

Commercial Loan

On August 10, 2018, in connection with the Initial Transfer of the Exchange Transaction, GWG Life, as lender, and BEN LP, as borrower, entered into the Commercial Loan Agreement. On December 28, 2018, the Final Closing Date of the Exchange Transaction, the Commercial Loan Agreement was amended to adjust the principal to $192,508,000. The principal amount under the Commercial Loan is due on August 9, 2023, but is extendable for two five-year terms under certain circumstances. The extensions are available to the borrower provided that (a) in the event BEN LP completes at least one public offering of its common units raising at least $50,000,000, which on its own or together with any other public offering of BEN LP’s common units results in Beneficient raising at least $100,000,000, then the maturity date will be extended to August 9, 2028; and (b) in the event that BEN LP (i) completes at least one public offering of its common units raising at least $50,000,000, which on its own or together with any other public offering of BEN LP’s common units results in Beneficient raising at least $100,000,000 and (ii) at least 75% of Beneficient Holding’s total outstanding NPC-B limited partnership interests, if any, have been converted to shares of BEN LP’s common units, then the maturity date will be extended to August 9, 2033.

Repayment of the Commercial Loan is subordinated in right of payment to other Beneficient obligations, including (i) Beneficient’s exiting senior debt obligations, (ii) any of Beneficient’s commercial bank debt and (iii) any Beneficient obligations that may arise in connection with the issuance of Preferred Series B Unit Accounts of Beneficient Company Holdings, L.P. Beneficient’s obligations under the Commercial Loan Agreement are unsecured.

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

The Commercial Loan Agreement includes customary events of default, including, but not limited to, non-payment of principal or interest, failure to comply with covenants, failure to pay other indebtedness when due, cross-acceleration to other debt, material adverse effects, events of bankruptcy and insolvency, and unsatisfied judgments. The borrower was in compliance with the covenants as of December 31, 2018. Subsequent to December 31, 2018, the borrower failed to comply with certain financial reporting covenants in the Commercial Loan Agreement. GWG Life has agreed to a forbearance of its rights and remedies under the Commercial Loan Agreement relating to such noncompliance until July 31, 2019.

The principal amount of the Commercial Loan bears interest at 5.00% per year from the Final Closing Date. One-half of the interest, or 2.50% per year, is due and payable monthly in cash, and (ii) one-half of the interest, or 2.50% per year, accrues and compounds annually on each anniversary date of the Final Closing Date and becomes due and payable in full in cash on the maturity date. The accrued interest from the Initial Transfer to the Final Closing date was added to the principal amount of the loan. The Commercial Loan was recorded at a discount as a result of the relative fair value allocations for the assets received in the Initial Transfer of the Exchange Transaction. Under ASC 805, Business Combinations, the consideration paid in an asset acquisition is allocated among the assets acquired based on their relative fair values at acquisition date. The discount is being amortized to interest income over the term of the loan.

In accordance with the Supplemental Indenture issuing the Seller Trust L Bonds, upon a redemption event or at the maturity date of the Seller Trust L Bonds, the Company, at its option, may use the outstanding principal amount of the Commercial Loan, and accrued and unpaid interest thereon, as repayment consideration of the Seller Trust L Bonds (See Note 11).

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Financing Receivable from Affiliate (cont.)

Exchangeable Note

On August 10, 2018, in connection with the Initial Transfer of the Exchange Transaction, BEN LP issued to GWG the Exchangeable Note in the principal amount of $162,911,000. The Exchangeable Note was recorded at a premium as a result of the relative fair value allocations for the assets received in the Initial Transfer of the Exchange Transaction. The premium was amortized against interest income over the term of the loan until the Final Closing Date. The Exchangeable Note accrued interest at a rate of 12.40% per year. On December 28, 2018, in connection with the Final Closing of the Exchange Transaction, the principal balance was adjusted to $148,220,000, effective back to the Initial Transfer Date, the recorded premium on the note was adjusted pro rata to the change in principal, the accrued interest of $7.0 million was added to the principal balance of the Commercial Loan, and the Exchangeable Note was exchanged for 14.8 million common units of BEN LP. In connection with the exchange, the principal balance of the note and unamortized premium were reduced to zero and their balances became part of the equity method investment at the Final Closing Date.

The following table summarizes outstanding principal, discount and accrued interest balances of the Commercial Loan receivable:

	As of December 31, 2018	As of December 31, 2017
Commercial Loan receivable – principal	$192,508,000	$—
Discount on Commercial Loan receivable	(7,846,000)	—
Accrued interest receivable on Commercial Loan	107,000	—
Financing receivable from affiliate	$184,769,000	$—

(6) Equity Method Investment

During 2018, in connection with the Initial Transfer and Final Closing of the Exchange Transaction, we acquired 40.5 million common units of BEN LP for a total limited partnership interest in the common units of BEN LP of approximately 89.9%. The common units of BEN LP are not publicly traded on a stock exchange.

In accordance with ASC 810, Consolidation, the Company assesses whether it has a variable interest in legal entities in which it has a financial relationship and, if so, whether or not those entities are variable interest entities (“VIEs”). For those entities that qualify as VIEs, ASC 810 requires the Company to determine if the Company is the primary beneficiary of the VIE, and if so, to consolidate the VIE.

We have determined that Beneficient is a VIE but that we are not the primary beneficiary of the investment. GWG does not have the power to direct any activities of Beneficient, or any of its related parties, that most significantly impact Beneficient’s economic performance. GWG has no board representation at BEN LP or at its general partner. The general partner is exclusively assigned all management powers over the business and affairs of Beneficient, and the limited partners do not have the ability to remove the general partner. BEN LP’s limited partnership agreement specifies that any person or group that acquires beneficial ownership of 20% or more of BEN LP’s common limited partnership units (including us) forfeits all voting rights associated with all of its common units and such common units may not be voted on any matter. Therefore, we do not consolidate the results of Beneficient in our consolidated financial statements. The Company’s exposure to risk of loss in Beneficient is generally limited to its investment in the common units of BEN LP, its financing receivable from Beneficient and its equity security investment in the Option Agreement to purchase additional common units of BEN LP.

The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s investments in Beneficient at December 31, 2018:

	Carrying Value	Maximum Exposure to Loss
Financing receivable from affiliate	$184,769,000	$184,769,000
Equity method investment	360,842,000	360,842,000
Other asset	38,562,000	38,562,000
Total assets	$584,173,000	$584,173,000

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Equity Method Investment (cont.)

Our investment is presented in equity method investment on our consolidated balance sheets. Our proportionate share of earnings or losses from our investee is recognized in earnings from equity method investment in our consolidated statements of operations. We record our share of the income or loss of Beneficient on a one-quarter lag.

Financial information pertaining to Beneficient is summarized in the table below:

August 10 to September 30, 2018 (unaudited)
Total revenues	$18,409,000
Net income	8,291,000
Net income attributable to Beneficient common unitholders	129,000
Net income attributable to GWG(1)	18,000

____________

(1)      Represents our portion of net earnings from August 10, 2018 (Initial Transfer Date) to September 30, 2018.

Due to our accounting election to record the equity earnings of Beneficient on a one quarter-lag, for the year ended December 31, 2018, we recorded $18,000 for our share of the net earnings of Beneficient for the period from August 10, 2018 to September 30, 2018. From August 10, 2018 to September 30, 2018, we owned an average of 13.6% of the outstanding common units of BEN LP. For the period from October 1 to December 28, 2018, we owned 13.9% of the common units of BEN LP. Effective December 28, 2018, as a result of the Final Closing of the Exchange Transaction, our ownership of BEN LP common units increased to approximately 89.9%. As a result of the significance of our investment in Beneficient, we have attached the audited consolidated financial statements of The Beneficient Company Group, L.P. as of December 31, 2018 as Exhibit 99.4.

A substantial majority of the net assets of Beneficient are currently represented by intangible assets and goodwill. As such, we believe substantially all of our equity method investment is characterized as equity method goodwill as of December 31, 2018. We do not believe conditions exist indicating an other-than-temporary loss in value of our investment and no impairment has been recorded to our equity method investment as of December 31, 2018.

Beneficient has certain share classes outstanding other than and senior to BEN LP common units, namely Class S Ordinary units and Non-Participating Convertible Series A units issued by a subsidiary of BEN LP. These units are classified as noncontrolling interest and redeemable noncontrolling interest, respectively, on the consolidated statements of financial position of Beneficient and their share of the net income of Beneficient is classified as net income attributable to noncontrolling interests on the consolidated statements of operations of Beneficient. These units are exchangeable or convertible into common units of BEN LP.

(7) Credit Facility — Autobahn Funding Company LLC

On September 12, 2017, we terminated our $105 million senior credit facility with Autobahn Funding Company LLC, the Credit and Security Agreement governing the facility as well as the related pledge agreement, pursuant to which our obligations under the facility were secured. We paid off in full all obligations under the facility on September 14, 2016.

(8) Credit Facility — LNV Corporation

On September 27, 2017, we entered into an amended and restated senior credit facility with LNV Corporation as lender through our subsidiary GWG DLP Funding IV, LLC (“DLP IV”). The amended and restated senior credit facility with LNV Corporation makes available a total of up to $300,000,000 in credit with a maturity date of September 27, 2029. Additional advances are available under the amended and restated senior credit facility with LNV Corporation at the LIBOR rate as herein defined. Advances are available as the result of additional borrowing base capacity, created as the premiums and servicing costs of pledged life insurance policies become due. Interest will accrue on amounts borrowed under the amended and restated senior credit facility with LNV Corporation at an annual interest rate, determined as of each date of borrowing

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) Credit Facility — LNV Corporation (cont.)

or quarterly if there is no borrowing, equal to (a) the greater of 12-month LIBOR or the federal funds rate (as defined in the agreement) plus one-half of one percent per annum, plus (b) 7.50% per annum. The effective rate at December 31, 2018 was 10.42%. Interest payments are made on a quarterly basis.

As of December 31, 2018, approximately 65.2% of the total face value of our life insurance policies portfolio is pledged to LNV Corporation. The amount outstanding under this facility was $158,209,000 and $222,525,000 at December 31, 2018 and December 31, 2017, respectively. Obligations under the amended and restated senior credit facility are secured by a security interest in DLP IV’s assets, for the benefit of the lenders, through an arrangement under which Wells Fargo Bank, N.A. serves as securities intermediary. The life insurance policies owned by DLP IV do not serve as direct collateral for the obligations of GWG Holdings under the L Bonds and Seller Trust L Bonds. The difference between the amount outstanding and the carrying amount on our consolidated balance sheets is due to netting of unamortized debt issuance costs.

The amended and restated senior credit facility with LNV Corporation has certain financial and nonfinancial covenants, and we were in compliance with these covenants at December 31, 2018 and December 31, 2017. Due to the failure to issue GWG Life, LLC audited financial statements for 2018 to LNV Corporation within 90 days after the end of the year and the failure to deliver GWG Life, LLC unaudited financial statements within 45 days after March 31, 2019, we are in violation or our financial reporting covenants under our amended and restated senior credit facility with LNV Corporation. CLMG Corp., as administrative agent for LNV Corporation, has issued a forbearance extending the delivery of these reports to July 15, 2019; however, until we regain compliance with our debt covenants, we are not permitted to request, nor are we entitled to receive, advances under the amended and restated senior credit facility with LNV Corporation, and we will not be entitled to any excess amounts received from policies pledged under the amended and restated senior credit facility with LNV Corporation.

(9) Series I Secured Notes

Series I Secured Notes were legal obligations of GWG Life and were privately offered and sold from August 2009 through June 2011. On September 8, 2017, we redeemed all outstanding Series I Secured Notes for an aggregate of $6,815,000, and terminated all related agreements.

(10) L Bonds

We began publicly offering and selling L Bonds in January 2012 under the name “Renewable Secured Debentures”. These debt securities were re-named “L Bonds” in January 2015. L Bonds are publicly offered and sold on a continuous basis under a registration statement permitting us to sell up to $1.0 billion in principal amount of L Bonds through January 2018. On December 1, 2017, an additional public offering was declared effective permitting us to sell up to $1.0 billion in principal amount of L Bonds on a continuous basis until December 2020. The new offering is a follow-on to the previous L Bond offering and contains the same terms and features. We are party to an indenture governing the L Bonds dated October 19, 2011, as amended (“Indenture”), under which GWG Holdings is obligor, GWG Life is guarantor, and Bank of Utah serves as indenture trustee. On October 23, 2017, the parties entered into the Amended and Restated Indenture in connection with the new offering. On March 27, 2018, GWG L Bond holders approved Amendment No.1 to the Amended and Restated Indenture. This amendment expands the definition of Total Coverage to include, without duplication, the value of all of our other assets as reflected on our most recently available balance sheet prepared in accordance with GAAP. The Amended and Restated Indenture contains certain financial and non-financial covenants, and we were in compliance with these covenants at December 31, 2018 and December 31, 2017.

We publicly offer and sell L Bonds under a registration statement declared effective by the SEC and have issued Seller Trust L Bonds under a Supplemental Indenture, as described in Note 11. We have temporarily suspended the offering of our L Bonds as a result of our delay in filing certain periodic reports with the SEC, including this report. We anticipate recommencing our L Bond offering early in the third quarter of 2019, however there is no assurance that we will be able to do so within that timeframe. The L Bonds and Seller Trust L Bonds are secured by substantially all the assets of GWG Holdings, a pledge of all our common stock held by Beneficient Capital Company, L.L.C. (“BCC”), an indirect subsidiary of BEN LP and AltiVerse Capital Markets, L.L.C. (“AltiVerse”) (which together

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) L Bonds (cont.)

represent approximately 12% of our outstanding common stock), and by a guarantee and corresponding grant of a security interest in substantially all the assets of GWG Life(1). As a guarantor, GWG Life has fully and unconditionally guaranteed the payment of principal and interest on the L Bonds and Seller Trust L Bonds. GWG Life’s equity in DLP IV(2) serves as collateral for our L Bond and Seller Trust L Bond obligations. Substantially all of our life insurance policies are held by DLP IV or GWG Life Trust (“the Trust”). The policies held by DLP IV are not direct collateral for the L Bonds as such policies are pledged to the amended and restated senior credit facility with LNV Corporation.

(1)     The Seller Trust L Bonds (see Note 11) are senior secured obligations of GWG, ranking junior to all senior debt of GWG (see Note 8) and pari passu in right of payment and in respect of collateral with all L Bonds of GWG. Payments under the Seller Trust L Bonds are guaranteed by GWG Life. The assets exchanged in the Exchange Transaction are available as collateral for all holders of the L Bonds and Seller Trust L Bonds. Specifically, the common units of BEN LP and the Option Agreement are held by GWG Holdings and the Commercial Loan is held by GWG Life.

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

At December 31, 2018 and December 31, 2017, the weighted-average interest rate of our L Bonds was 7.10% and 7.29%, respectively. The principal amount of L Bonds outstanding was $662,152,000 and $461,427,000 at December 31, 2018 and 2017, respectively. The difference between the amount of outstanding L Bonds and the carrying amount on our consolidated balance sheets is due to netting of unamortized deferred issuance costs, cash receipts for new issuances and payments of redemptions in process. Amortization of deferred issuance costs was $8,982,000 and $6,940,000 in 2018 and 2017, respectively. Future expected amortization of deferred financing costs as of December 31, 2018 is $24,216,000 in total over the next seven years.

Future contractual maturities of L Bonds, and future amortization of their deferred financing costs, at December 31, 2018 are as follows:

Years Ending December 31,	Contractual Maturities	Unamortized Deferred Financing Costs
2019	$144,627,000	$1,548,000
2020	160,035,000	4,741,000
2021	117,230,000	4,898,000
2022	43,794,000	1,885,000
2023	73,646,000	4,013,000
2024	33,782,000	1,765,000
Thereafter	89,038,000	5,366,000
	$662,152,000	$24,216,000

(11) Seller Trust L Bonds

On August 10, 2018, in connection with the Initial Transfer of the Exchange Transaction, GWG Holdings, GWG Life and Bank of Utah, as trustee, entered into a Supplemental Indenture (the “Supplemental Indenture”) to the Amended and Restated Indenture. GWG Holdings entered into the Supplemental Indenture to add and modify certain provisions of the Amended and Restated Indenture necessary to provide for the issuance of a new class of securities titled “Seller Trust L Bonds”. The maturity date of the Seller Trust L Bonds is August 9, 2023. The Seller Trust L Bonds bear interest at 7.50% per year. Interest is payable monthly in cash.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Seller Trust L Bonds (cont.)

GWG issued Seller Trust L Bonds in the amount of $366,892,000 to the various related trusts (the “Seller Trusts”) in connection with the Exchange Transaction on August 10, 2018.

After the second anniversary of the Final Closing, the holders of the Seller Trust L Bonds will have the right to cause GWG to repurchase, in whole but not in part, the Seller Trust L Bonds held by such holder. The repurchase may be paid, at GWG’s option, in the form of cash, a pro rata portion of (i) the outstanding principal amount and accrued and unpaid interest under the Commercial Loan Agreement and (ii) BEN LP common units, or a combination of cash and such property.

Our L Bonds are offered and sold under a registration statement declared effective by the SEC, as described in Note 10 and we have issued Seller Trust L Bonds under a Supplemental Indenture. We have temporarily suspended the offering of our L Bonds as a result of our delay in filing certain periodic reports with the SEC, including this report. We anticipate recommencing our L Bond offering early in the third quarter of 2019, however there is no assurance that we will be able to do so within that timeframe. The L Bonds and Seller Trust L Bonds are secured by substantially all the assets of GWG Holdings, a pledge of all our common stock held by BCC and AltiVerse (which together represent approximately 12% of our outstanding common stock), and by a guarantee and corresponding grant of a security interest in substantially all the assets of GWG Life(1). As a guarantor, GWG Life has fully and unconditionally guaranteed the payment of principal and interest on the L Bonds and Seller Trust L Bonds. GWG Life’s equity in DLP IV(2) serves as collateral for our L Bond and Seller Trust L Bond obligations. Substantially all of our life insurance policies are held by DLP IV or GWG Life Trust. The policies held by DLP IV are not direct collateral for the L Bonds as such policies are pledged to the amended and restated senior credit facility with LNV Corporation.

(1)    The Seller Trust L Bonds are senior secured obligations of GWG, ranking junior to all senior debt of GWG (see Note 8) and pari passu in right of payment and in respect of collateral with all L Bonds of GWG (see Note 10). Payments under the Seller Trust L Bonds are guaranteed by GWG Life. The assets exchanged in the Initial Transfer are available as collateral for all holders of the L Bonds and Seller Trust L Bonds. Specifically, the common units of BEN LP and the Option Agreement are held by GWG Holdings and the Commercial Loan is held by GWG Life.

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

The principal amount of Seller Trust L Bonds outstanding was $366,892,000 and $0 at December 31, 2018 and 2017, respectively.

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

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Redeemable Preferred Stock (cont.)

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

At the time of its issuance, we determined that the RPS contained two embedded features: (1) optional redemption by the holder, and (2) optional conversion by the holder. We determined that each of the embedded features met the definition of a derivative and that the RPS should be considered an equity host for the purposes of assessing the embedded derivatives for potential bifurcation. Based on our assessment under Accounting Standards Codification 470, “Debt” (“ASC 470”) we do not believe bifurcation of either the holder’s redemption or conversion feature is appropriate.

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

At the time of its issuance, we determined that the RPS 2 contained two embedded features: (1) optional redemption by the holder, and (2) optional conversion by the holder. We determined that each of the embedded features met the definition of a derivative and that the RPS 2 should be considered an equity host for the purposes of assessing the embedded derivatives for potential bifurcation. Based on our assessment under ASC 470, we do not believe bifurcation of either the holder’s redemption or conversion feature is appropriate.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) Series B Convertible Preferred Stock

On August 10, 2018, GWG Holdings issued 5,000,000 shares of Series B, par value $0.001 per share and having a stated value of $10.00 per share, to BEN LP for cash consideration of $50,000,000 as part of the Initial Transfer.

On December 28, 2018, the Series B converted into 5,000,000 shares of our common stock at a conversion price of $10.00 per share immediately following the Final Closing of the Exchange Transaction.

(16) Income Taxes

We had a current income tax liability of $0 as of both December 31, 2018 and 2017. The components of our income tax expense (benefit) and the reconciliation at the statutory federal tax rate to our actual income tax expense (benefit) for the years ended December 31, 2018 and 2017 consisted of the following:

	Years Ended
	December 31, 2018	December 31, 2017
Statutory federal income tax (benefit)	$(25,085,000)	$(7,728,000)
State income taxes (benefit), net of federal benefit	(9,243,000)	(1,433,000)
Impact of change in enacted rate	—	2,605,000
Change in valuation allowance	33,999,000	4,222,000
Other permanent differences	329,000	237,000
Total income tax expense (benefit)	$—	$(2,097,000)

The current and deferred components of tax expense (benefit) were as follows:

	Years Ended
	December 31, 2018	December 31, 2017
Current income tax expense (benefit)	$—	$—
Deferred income tax expense (benefit)	—	(2,097,000)
Total income tax expense (benefit)	$—	(2,097,000)

The tax effects of temporary differences that give rise to deferred income taxes were as follows:

	As of December 31, 2018	As of December 31, 2017
Deferred tax assets:
Note receivable from related party	$—	$1,437,000
Net operating loss carryforwards	10,491,000	9,995,000
Other assets	29,996,000	1,724,000
Subtotal	40,487,000	13,156,000
Valuation allowance	(40,385,000)	(6,386,000)
Deferred tax assets	102,000	6,770,000

Deferred tax liabilities:
Investment in life insurance policies	—	(6,630,000)
Other liabilities	(102,000)	(140,000)
Net deferred tax asset (liability)	$—	$—

At December 31, 2018 and 2017, we had federal net operating loss (“NOL”) carryforwards of $36,501,000 and $34,775,000, respectively, and aggregate state NOL carryforwards of approximately $36,475,000 and $34,749,000, respectively. The NOL carryforwards subject to expiration (i.e., those generated prior to 2018) will begin to expire in 2031. The NOL carryforward of $2,636,000 generated in 2018 is not subject to expiration. Future utilization of NOL carryforwards is subject to limitations under Section 382 of the Internal Revenue Code. This section generally relates to a more than 50 percent change in ownership over a three-year period. As a result of the Exchange Transaction, it

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) Income Taxes (cont.)

is believed that a change in ownership for income tax purposes only has occurred as of December 28, 2018. As such, the annual utilization of our net operating losses generated prior to the ownership change is limited. Based on the estimated value of the Company prior to the Exchange Transaction, utilization of pre-ownership change net operating losses are subject to an annual limitation of approximately $7,564,000.

We provide for a valuation allowance when it is not considered “more likely than not” that our deferred tax assets will be realized. As of December 31, 2018, based on all available evidence, we have provided a valuation allowance against our total net deferred tax asset of $40,385,000 due to uncertainty as to the realization of our deferred tax assets during the carryforward periods.

On December 22, 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act (“Tax Reform Bill”). The Tax Reform Bill changed existing United States tax law, including a reduction of the U.S. corporate income tax rate. The Company re-measured deferred taxes as of the date of enactment, reflecting those changes within deferred tax assets as of December 31, 2017.

ASC 740 requires the reporting of certain tax positions that do not meet a threshold of “more-likely-than-not” to be recorded as uncertain tax benefits. It is management’s responsibility to determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation, based upon the technical merits of the position. Management has reviewed all income tax positions taken or expected to be taken and has determined that the income tax positions are appropriately stated and supported. We do not anticipate that the total unrecognized tax benefits will significantly change prior to December 31, 2019.

Under our accounting policies, interest and penalties on unrecognized tax benefits, as well as interest received from favorable tax settlements are recognized as components of income tax expense. At December 31, 2018 and December 31, 2017, we recorded no accrued interest or penalties related to uncertain tax positions.

Our income tax returns for tax years ended December 31, 2014 through 2017, and 2018, when filed, remain open to examination by the Internal Revenue Service and various state taxing jurisdictions. Our income tax return for tax year ended December 31, 2013 also remains open to examination by various state taxing jurisdictions.

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

In conjunction with the initial public offering, we issued warrants to purchase 16,000 shares of common stock at an exercise price of $15.63 per share. As of December 31, 2018, none of these warrants had been exercised. The remaining life of these warrants at December 31, 2018 was 0.75 years.

On August 10, 2018, the Company declared a special dividend of $4.30 per share of common stock payable to shareholders of record on August 27, 2018.

On December 28, 2018, the Series B converted into 5,000,000 shares of our common stock at a conversion price of $10.00 per share immediately following the Final Closing of the Exchange Transaction.

On December 28, 2018, in connection with the Exchange Transaction, we issued 22,013,516 shares of common stock to the Seller Trusts at a market value of approximately $203.4 million in exchange for BEN LP common units. The shares were offered and sold in reliance upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended.

The common shares issued to the Seller Trusts were initially subject to a Stockholders Agreement between GWG and the Seller Trusts, under which the Seller Trusts, as long as they own at least 10% of the voting shares of GWG, agree to vote their shares in proportion to the votes cast by all other voting securities of GWG. In addition, the Seller

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17) Common Stock (cont.)

Trusts agree, for the period of one year after the Final Closing, not to seek or propose to influence or control the management, Board or policies of GWG. The Stockholders Agreement was terminated in connection with the closing of the Purchase and Contribution Transaction.

In addition, GWG and the Seller Trusts entered into a registration rights agreement and an orderly marketing agreement. Under these agreements, GWG and the Seller Trusts agreed to take steps to allow for the orderly marketing and resale of the common shares issued to Seller Trusts as part of the Exchange Transaction, and Seller Trusts agreed to sell their common share of GWG only as permitted under these agreements.

On November 15, 2018, the Company’s Board of Directors approved a stock repurchase program pursuant to which the Company was permitted, from time to time, purchase shares of its common stock for an aggregate purchase price not to exceed $1,500,000. Stock repurchases were able to be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or otherwise. The stock repurchase program did not obligate the Company to purchase any shares, and expired on April 30, 2019.

The following table includes information about the stock repurchase program for the year ended December 31, 2018:

Monthly Period	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
December 2018	10,035	$6.82	10,035	$1,432,000
Total	10,035	$6.82	10,035	$1,432,000	(1)

____________

(1)      The stock repurchase program expired on April 30, 2019.

(18) Stock Incentive Plan

We adopted our 2013 Stock Incentive Plan in March 2013, as amended on June 1, 2015, May 5, 2017 and May 8, 2018. The Compensation Committee of our Board of Directors is responsible for the administration of the plan. Participants under the plan may be granted incentive stock options and non-statutory stock options; stock appreciation rights; stock awards; restricted stock; restricted stock units; and performance shares. Eligible participants include officers and employees of GWG Holdings and its subsidiaries, members of our Board of Directors, and consultants. Option awards generally expire 10 years from the date of grant. As of December 31, 2018, 6,000,000 of our common stock options are authorized under the plan, of which 2,662,097 shares were reserved for issuance under outstanding incentive awards and 3,337,903 shares remain available for future grants.

Stock Options

As of December 31, 2018, we had outstanding stock options for 1,398,000 shares of common stock to employees, officers, and directors under the plan. Options for 833,000 shares have vested and the remaining options are scheduled to vest over three years. The options were issued with an exercise price between $6.35 and $10.38 for those beneficially owning more than 10% of our common stock, and between $4.83 and $11.56 for all others, which is equal to the market price of the shares on the date of grant. The expected annualized volatility used in the Black-Scholes model valuation of options issued during the period ranged from 20.45% to 25.83%. The annual volatility rate is based on the standard deviation of the average continuously compounded daily changes of stock price of five selected companies. The risk free rate used in the Black-Scholes calculation ranged from 2.36% to 2.77%, and the expected term was six years. As of December 31, 2018, stock options for 732,000 shares had been forfeited and stock options for 724,000 shares had been exercised. The total intrinsic value of stock options exercised during 2018 was $1,922,000. The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2018 was $805,000 and $481,000, respectively.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(18) Stock Incentive Plan (cont.)

Outstanding stock options:

	Vested	Unvested	Total
Balance as of December 31, 2016	738,065	844,334	1,582,399
Granted during the year	61,099	367,500	428,599
Vested during the year	327,061	(327,061)	—
Exercised during the year	(126,498)	—	(126,498)
Forfeited during the year	(142,535)	(105,017)	(247,552)
Balance as of December 31, 2017	857,192	779,756	1,636,948
Granted during the year	63,950	314,000	377,950
Vested during the year	503,503	(503,503)	—
Exercised during the year	(569,864)	—	(569,864)
Forfeited during the year	(21,582)	(25,501)	(47,083)
Balance as of December 31, 2018	833,199	564,752	1,397,951

As of December 31, 2018, unrecognized compensation expense related to unvested options is $1,109,000. We expect to recognize this compensation expense over the next three years ($651,000 in 2019, $324,000 in 2020, and $134,000 in 2021).

Stock Appreciation Rights (SARs)

As of December 31, 2018, we had outstanding SARs for 272,000 shares of the common stock to employees. The strike price of the SARs was between $6.75 and $10.38, which was equal to the market price of the common stock at the date of issuance. SARs vest over varying terms of up to three years. As of December 31, 2018, 118,000 of the SARs were vested and 146,000 have been exercised. On December 31, 2018, the market price of GWG’s common stock was $8.83.

Outstanding SARs:

	Vested	Unvested	Total
Balance as of December 31, 2016	106,608	133,127	239,735
Granted during the year	13,001	91,986	104,987
Vested during the year	69,444	(69,444)	—
Forfeited during the year	—	(1,750)	(1,750)
Balance as of December 31, 2017	189,053	153,919	342,972
Granted during the year	2,625	111,025	113,650
Vested during the year	71,785	(71,785)
Exercised during the year	(145,622)	—	(145,622)
Forfeited during the year	—	(39,235)	(39,235)
Balance as of December 31, 2018	117,841	153,924	271,765

The liability for the SARs as of December 31, 2018 and December 31, 2017 was $349,000 and $551,000, respectively, and was recorded within other accrued expenses on the consolidated balance sheets. Remaining compensation expense is expected to be recognized over the next three years. Employee compensation and benefits expense for SARs of $264,000 and $547,000 was recorded for the years ended December 31, 2018 and 2017, respectively.

Upon the exercise of SARs, the Company is obligated to make cash payment equal to the positive difference between the fair market value of the Company’s common stock on the date of exercise less the fair market value of the common stock on the date of grant.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(18) Stock Incentive Plan (cont.)

The following summarizes information concerning outstanding options and SARs issued under the 2013 Stock Incentive Plan:

	December 31, 2018
	Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Life (years)	Fair Value at Grant Date
Vested
Stock Options	833,199	$8.88	5.95	$2.02
SARs	117,841	$8.88	5.02	$2.02
Total Vested	951,040	$8.88	5.83	$2.02

Unvested
Stock Options	564,752	$9.15	7.88	$2.35
SARs	153,924	$8.37	5.98	$2.09
Total Unvested	718,676	$8.98	7.47	$2.30
	December 31, 2017
	Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Life (years)	Fair Value at Grant Date
Vested
Stock Options	857,192	$8.05	6.17	$1.76
SARs	189,053	$8.54	5.86	$1.90
Total Vested	1,046,245	$8.14	6.11	$1.78

Unvested
Stock Options	779,756	$9.21	7.50	$2.17
SARs	153,919	$9.16	6.24	$2.02
Total Unvested	933,675	$9.21	7.30	$2.15

Restricted Stock Units

A restricted stock unit (“RSU”) entitles the holder thereof to receive one share of our common stock upon vesting. As of December 31, 2018, we had outstanding RSUs for 53,403 shares of common stock held by employees under the plan, of which all have subsequently vested. In 2018, 34,496 shares of common stock were issued as a result of the vesting of 68,993 RSUs.

(19) Other Expenses

The components of other expenses in our consolidated statements of operations for the years ended December 31, 2018 and 2017 are as follows:

	Years Ended December 31,
	2018	2017
Contract Labor	$1,453,000	$550,000
Marketing	1,856,000	2,226,000
Information Technology	1,578,000	1,555,000
Servicing and Facility Fees	1,782,000	1,226,000
Travel and Entertainment	892,000	1,047,000
Insurance and Regulatory	1,562,000	1,591,000
Charitable Contributions	—	462,000
Bad Debt Expense	4,300,000	—
General and Administrative	2,572,000	3,822,000
Total Other Expenses	$15,995,000	$12,479,000

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(20) Net Loss Attributable to Common Shareholders

We have outstanding RPS and RPS 2 as described in Notes 13 and 14. RPS and RPS 2 are anti-dilutive to our net loss attributable to common shareholders calculation for the years ended December 31, 2018 and 2017. Our vested and unvested stock options and warrants are anti-dilutive for the years ended December 31, 2018 and 2017.

(21) Segment Reporting

GWG has two reportable segments consisting of Secondary Life Insurance and Investment in Beneficient. In addition, the Company reports certain of its results of operations in Corporate & Other. The Secondary Life Insurance segment seeks to earn non-correlated yield from our portfolio of life insurance policies. Our Investment in Beneficient segment consists of our investment in the common units of the BEN LP, which we account for using the equity method, and related assets and liabilities. BEN LP provides a variety of trust services, liquidity products and loans for alternative assets and illiquid investment funds, and other financial services to mid-to-high net worth individuals. The Corporate & Other category consists of unallocated corporate overhead and administrative costs and the operations of operating segments that do not meet the quantitative criteria to be separately reported.

These segments are differentiated by the products and services they offer as well as by the information used by the Company’s chief operating decision maker to determine allocation of resources and assess performance.

Earnings before taxes (“EBT”) is the measure of profitability used by management to assess performance of its segments and allocate resources. Segment EBT represents net income (loss) excluding income taxes and includes earnings from equity method investments. Equity method investments and related earnings are allocated to the Investment in Beneficient segment.

Summarized financial information for the Company’s reportable segments is presented for the periods indicated:

	Revenue:		Segment EBT:
	2018	2017	2018	2017
Secondary Life Insurance	$(11,633,000)	$62,674,000	$(96,578,000)	$(3,433,000)
Investment in Beneficient	10,655,000	—	(106,000)	—
Corporate & Other	588,000	1,460,000	(22,767,000)	(19,296,000)
Total	$(390,000)	$64,134,000	(119,451,000)	(22,729,000)
Income tax benefit			—	2,097,000
Net Loss			$(119,451,000)	$(20,632,000)
	Interest Expense		Interest Income
	2018	2017	2018	2017
Secondary Life Insurance	$69,357,000	$54,409,000	$2,182,000	$432,000
Investment in Beneficient	10,778,000	—	10,655,000	—
Corporate & Other	1,000	10,000	189,000	554,000
Total	$80,136,000	$54,419,000	$13,026,000	$986,000
	Total Assets
	2018	2017
Secondary Life Insurance	$889,665,000	$814,231,000
Investment in Beneficient	584,173,000	—
Corporate & Other	7,029,000	4,625,000
Total	$1,480,867,000	$818,856,000

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(22) Commitments

We are party to an office lease with U.S. Bank National Association as the landlord. On September 1, 2015, we entered into an amendment to our original lease that expanded the leased space to 17,687 square feet and extended the term through October 2025. Under the amended lease we are obligated to pay base rent plus common area maintenance and a share of building operating costs. Rent expenses under this agreement were $435,000 and $442,000 for the years ended December 31, 2018 and 2017, respectively.

Minimum lease payments under the amended lease are as follows:

2019	275,000
2020	284,000
2021	293,000
2022	302,000
2023	311,000
Thereafter	593,000
$2,058,000

(23) Contingencies

Litigation — In the normal course of business, we are involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on our financial position, results of operations or cash flows.

(24) Guarantee of L Bonds and Seller Trust L Bonds

Our L Bonds are offered and sold under a registration statement declared effective by the SEC, as described in Note 10, and we have issued Seller Trust L Bonds under a Supplemental Indenture, as described in Note 11. The L Bonds and Seller Trust L Bonds are secured by substantially all the assets of GWG Holdings, a pledge of all our common stock held by BCC and AltiVerse (which together represent approximately 12% of our outstanding common stock), and by a guarantee and corresponding grant of a security interest in substantially all the assets of GWG Life(1). As a guarantor, GWG Life has fully and unconditionally guaranteed the payment of principal and interest on the L Bonds and Seller Trust L Bonds. GWG Life’s equity in DLP IV(2) serves as collateral for our L Bond and Seller Trust L Bond obligations. Substantially all of our life insurance policies are held by DLP IV or GWG Life Trust (“the Trust”). The policies held by DLP IV are not direct collateral for the L Bonds as such policies are pledged to the amended and restated senior credit facility with LNV Corporation.

(1)    The Seller Trust L Bonds are senior secured obligations of GWG, ranking junior to all senior debt of GWG (see Note 8), and pari passu in right of payment and in respect of collateral with all L Bonds of GWG (see Note 10). Payments under the Seller Trust L Bonds are guaranteed by GWG Life. The assets exchanged in the in connection with the Beneficent transaction are available as collateral for all holders of the L Bonds and Seller Trust L Bonds. Specifically, the common units of BEN LP are held by GWG Holdings and the Commercial Loan is held by GWG Life.

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

The following represents consolidating financial information as of December 31, 2018 and December 31, 2017, with respect to the financial position, and as of December 31, 2018 and 2017, with respect to results of operations and cash flows of GWG Holdings and its subsidiaries. The parent column presents the financial information of GWG Holdings, the primary obligor for the L Bonds and Seller Trust L Bonds. The guarantor subsidiary column presents the financial information of GWG Life, the guarantor subsidiary of the L Bonds and Seller Trust L Bonds, presenting its investment in DLP IV and the Trust under the equity method. The non-guarantor subsidiaries column presents the financial information of all non-guarantor subsidiaries, including DLP IV and the Trust.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(24) Guarantee of L Bonds and Seller Trust L Bonds (cont.)

Consolidating Balance Sheets

December 31, 2018	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Cash and cash equivalents	$113,293,682	$232,387	$1,061,015	$—	$114,587,084
Restricted cash	—	7,217,194	3,631,932	—	10,849,126
Investment in life insurance policies, at fair value	—	92,336,494	655,585,971	—	747,922,465
Life insurance policy benefits receivable	—	5,000,000	11,460,687	—	16,460,687
Financing receivable from affiliate	—	184,768,874	—	—	184,768,874
Equity method investment	360,841,651	—	—	—	360,841,651
Other assets	42,944,402	1,730,581	762,181	—	45,437,164
Investment in subsidiaries	799,182,251	510,865,003	—	(1,310,047,254)	—

TOTAL ASSETS	$1,316,261,986	$802,150,533	$672,501,786	$(1,310,047,254)	$1,480,867,051

LIABILITIES & STOCKHOLDERS’ EQUITY

LIABILITIES
Senior credit facility with LNV Corporation	$—	$—	$148,977,596	$—	$148,977,596
L Bonds	651,402,663	—	—	—	651,402,663
Seller Trust L Bonds	366,891,940	—	—	—	366,891,940
Accounts payable	1,126,327	1,674,494	6,475,686	—	9,276,507
Interest and dividends payable	14,047,248	—	4,508,045	—	18,555,293
Other accrued expenses	1,735,926	1,593,108	1,376,136	—	4,705,170
TOTAL LIABILITIES	1,035,204,104	3,267,602	161,337,463	—	1,199,809,169

STOCKHOLDERS’ EQUITY
Member capital	—	798,882,931	511,164,323	(1,310,047,254)	—
Redeemable preferred stock and Series 2 redeemable preferred stock	215,973,039	—	—	—	215,973,039
Common stock	33,018	—	—	—	33,018
Additional paid-in-capital	249,662,168	—	—	—	249,662,168
Accumulated deficit	(184,610,343)	—	—	—	(184,610,343)
TOTAL STOCKHOLDERS’ EQUITY	281,057,882	798,882,931	511,164,323	(1,310,047,254)	281,057,882

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,316,261,986	$802,150,533	$672,501,786	$(1,310,047,254)	$1,480,867,051

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(24) Guarantee of L Bonds and Seller Trust L Bonds (cont.)

Consolidating Balance Sheets (continued)

December 31, 2017	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Cash and cash equivalents	$111,952,829	$1,486,623	$982,039	$—	$114,421,491
Restricted cash	—	9,367,410	18,982,275	—	28,349,685
Investment in life insurance policies, at fair value	—	51,093,362	599,433,991	—	650,527,353
Life insurance policy benefits receivable	—	1,500,000	15,158,761	—	16,658,761
Other assets	1,912,203	1,986,312	5,000,369	—	8,898,884
Investment in subsidiaries	480,659,789	415,235,212	—	(895,895,001)	—

TOTAL ASSETS	$594,524,821	$480,668,919	$639,557,435	$(895,895,001)	$818,856,174

LIABILITIES & STOCKHOLDERS’ EQUITY

LIABILITIES
Amended and Restated Senior credit facility with LNV Corporation	$—	$—	$212,238,192	$—	$212,238,192
L Bonds	447,393,568	—	—	—	447,393,568
Accounts payable	1,434,623	844,899	4,114,917	—	6,394,439
Interest and dividends payable	10,296,584	—	5,130,925	—	15,427,509
Other accrued expenses	1,728,303	1,610,773	391,647	—	3,730,723
TOTAL LIABILITIES	460,853,078	2,455,672	221,875,681	—	685,184,431

STOCKHOLDERS’ EQUITY
Member capital	—	478,213,247	417,681,754	(895,895,001)	—
Redeemable preferred stock and Series 2 redeemable preferred stock	173,115,447	—	—	—	173,115,447
Common stock	5,813	—	—	—	5,813
Accumulated deficit	(39,449,517)	—	—	—	(39,449,517)
TOTAL STOCKHOLDERS’ EQUITY	133,671,743	478,213,247	417,681,754	(895,895,001)	133,671,743

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$594,524,821	$480,668,919	$639,557,435	$(895,895,001)	$818,856,174

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(24) Guarantee of L Bonds and Seller Trust L Bonds (cont.)

Consolidating Statements of Operations

For the year ended December 31, 2018	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Gain on life insurance policies, net	$—	$8,341,206	$(22,445,778)	$—	$(14,104,572)
Interest and other income	8,585,681	4,278,809	849,791	—	13,714,281
TOTAL REVENUE	8,585,681	12,620,015	(21,595,987)	—	(390,291)

EXPENSES
Interest expense	59,111,989	—	21,023,994	—	80,135,983
Employee compensation and benefits	9,979,989	5,741,776	1,685,217	—	17,406,982
Legal and professional fees	1,795,094	863,851	2,882,232	—	5,541,177
Other expenses	6,907,502	1,994,807	7,092,178	—	15,994,487
TOTAL EXPENSES	77,794,574	8,600,434	32,683,621	—	119,078,629

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(69,208,893)	4,019,581	(54,279,608)	—	(119,468,920)

EQUITY IN INCOME OF SUBSIDIARIES	(50,260,027)	(48,665,540)	—	98,925,567	—

NET INCOME (LOSS) BEFORE INCOME TAXES	(119,468,920)	(44,645,959)	(54,279,608)	98,925,567	(119,468,920)

INCOME TAX EXPENSE	—	—	—	—	—

NET INCOME (LOSS) BEFORE EARNINGS FROM EQUITY METHOD INVESTMENT	(119,468,920)	(44,645,959)	(54,279,608)	98,925,567	(119,468,920)

Earnings from equity method investment	17,507	—	—	—	17,507
NET INCOME (LOSS)	(119,451,413)	(44,645,959)	(54,279,608)	98,925,567	(119,451,413)

Preferred stock dividends	16,662,731	—	—	—	16,662,731
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(136,114,144)	$(44,645,959)	$(54,279,608)	$98,925,567	$(136,114,144)

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(24) Guarantee of L Bonds and Seller Trust L Bonds (cont.)

Consolidating Statements of Operations (continued)

For the year ended December 31, 2017	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Gain on life insurance policies, net	$—	$6,979,773	$55,134,630	$—	$62,114,403
Interest and other income	244,202	496,886	1,753,798	(475,371)	2,019,515
TOTAL REVENUE	244,202	7,476,659	56,888,428	(475,371)	64,133,918

EXPENSES
Interest expense	37,754,984	930,837	15,813,944	(80,321)	54,419,444
Employee compensation and benefits	9,043,509	5,310,498	515,742	—	14,869,749
Legal and professional fees	1,937,714	962,778	2,195,151	—	5,095,643
Other expenses	7,058,209	2,715,374	3,100,143	(395,050)	12,478,676
TOTAL EXPENSES	55,794,416	9,919,487	21,624,980	(475,371)	86,863,512

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(55,550,214)	(2,442,828)	35,263,448	—	(22,729,594)

EQUITY IN INCOME OF SUBSIDIARIES	32,820,620	38,392,230	—	(71,212,850)	—

NET INCOME (LOSS) BEFORE INCOME TAXES	(22,729,594)	35,949,402	35,263,448	(71,212,850)	(22,729,594)

INCOME TAX BENEFIT	(2,097,371)	—	—	—	(2,097,371)
NET INCOME (LOSS)	(20,632,223)	35,949,402	35,263,448	(71,212,850)	(20,632,223)
Preferred stock dividends	12,702,341	—	—	—	12,702,341
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(33,334,564)	$35,949,402	$35,263,448	$(71,212,850)	$(33,334,564)

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(24) Guarantee of L Bonds and Seller Trust L Bonds (cont.)

Consolidating Statements of Cash Flows

For the year ended December 31, 2018	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(119,451,413)	$(44,645,959)	$(54,279,608)	$98,925,567	$(119,451,413)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Equity of subsidiaries	50,260,028	48,665,539	—	(98,925,567)	—
Change in fair value of life insurance policies	—	(4,262,774)	14,606,803	—	10,344,029
Amortization of deferred financing and issuance costs	8,981,935	—	1,055,020	—	10,036,955
Amortization of discount or premium on financing receivables	628,528	(642,481)	—	—	(13,953)
Provision for uncollectible policy benefit receivable	—	—	4,300,000	—	4,300,000
Earnings from equity method investment	(17,507)				(17,507)
Stock-based compensation	2,182,125	—	—	—	2,182,125
(Increase) decrease in operating assets:
Life insurance policy benefits receivable	—	(3,500,000)	(601,926)	—	(4,101,926)
Interest receivable added to loan principal	(7,045,791)	(3,487,841)	—	—	(10,533,632)
Other assets	(188,366,280)	(144,146,549)	4,371,666	332,546,217	4,405,054
Increase (decrease) in operating liabilities:
Accounts payable	(308,295)	829,595	2,360,769	—	2,882,069
Interest and dividends payable	4,025,326	—	(756,357)		3,268,969
Other accrued expenses	253,353	(17,665)	984,488	—	1,220,176
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(248,857,991)	(151,208,135)	(27,959,145)	332,546,217	(95,479,054)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	—	(41,404,136)	(87,098,518)	—	(128,502,654)
Carrying value of matured life insurance policies	—	4,423,779	16,339,737	—	20,763,516
Equity investment acquired	(3,204,016)	—	—	—	(3,204,016)
Other investments acquired	(3,037,234)	—	—	—	(3,037,234)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(6,241,250)	(36,980,357)	(70,758,781)	—	(113,980,388)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on (repayments of) senior debt	—	—	(64,315,618)	—	(64,315,618)
Proceeds from issuance of L Bonds	263,964,554	—	—	—	263,964,554
Payments for issuance of L Bonds	(17,379,101)	—	—	—	(17,379,101)
Payments for redemption of L Bonds	(48,026,551)	—	—	—	(48,026,551)
Issuance of common stock	614,193	—	—	—	614,193
Proceeds from issuance of convertible preferred stock	50,000,000	—	—	—	50,000,000
Proceeds from issuance of redeemable preferred stock	56,238,128	—	—	—	56,238,128
Payments for issuance of redeemable preferred stock	(4,142,294)	—	—	—	(4,142,294)
Payments for redemption of redeemable preferred stock	(2,456,692)	—	—	—	(2,456,692)
Common stock dividends	(25,709,412)	—	—	—	(25,709,412)
Preferred stock dividends	(16,662,731)	—	—	—	(16,662,731)
Issuance of member capital	—	184,784,040	147,762,177	(332,546,217)	—
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	256,440,094	184,784,040	83,446,559	(332,546,217)	192,124,476

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,340,853	(3,404,452)	(15,271,367)	—	(17,334,966)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH
BEGINNING OF THE PERIOD	111,952,829	10,854,033	19,964,314	—	142,771,176

END OF THE PERIOD	$113,293,682	$7,449,581	$4,692,947	$—	$125,436,210

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(24) Guarantee of L Bonds and Seller Trust L Bonds (cont.)

Consolidating Statements of Cash Flows (continued)

For the year ended December 31, 2017	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(20,632,223)	$35,949,402	$35,263,448	$(71,212,850)	$(20,632,223)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Equity of subsidiaries	(32,820,620)	(38,392,230)	—	71,212,850	—
Change in fair value of life insurance policies	—	(7,746,744)	(59,014,067)	—	(66,760,811)
Amortization of deferred financing and issuance costs	6,939,841	208,829	1,632,177	—	8,780,847
Stock-based compensation	1,424,625				1,424,625
Deferred income taxes	(2,097,371)	—	—	—	(2,097,371)
Preferred stock issued in lieu of cash dividends	498,659				498,659
(Increase) decrease in operating assets:
Life insurance policy benefits receivable	—	(1,500,000)	(9,813,761)	—	(11,313,761)
Other assets	(15,870,956)	(24,497,313)	(1,084,860)	42,435,842	982,713
Increase (decrease) in operating liabilities:
Accounts payable	581,153	113,202	3,473,373	—	4,167,728
Interest and dividends payable	3,771,709	(3,743,277)	2,680,191	—	2,708,623
Other accrued expenses	278,000	1,066,743	(146,546)	—	1,198,197
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(57,927,183)	(38,541,388)	(27,010,045)	42,435,842	(81,042,774)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	—	(3,022,439)	(85,621,380)	—	(88,643,819)
Carrying value of matured life insurance policies	—	2,091,713	13,977,919	—	16,069,632
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(930,726)	(71,643,461)	—	(72,574,187)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on (repayments of) senior debt	—	—	59,799,649	—	59,799,649
Payments for issuance of senior debt	—	(1,076,118)	(3,434,270)	—	(4,510,388)
Payments for redemption of Series I Secured Notes	—	(16,613,667)	—	—	(16,613,667)
Proceeds from issuance of L Bonds	131,796,220	—	—	—	131,796,220
Payments for issuance of L Bonds	(10,896,925)	—	—	—	(10,896,925)
Payments for redemption of L Bonds	(60,848,460)	—	—	—	(60,848,460)
Redemption of common stock	(1,603,560)	—	—	—	(1,603,560)
Proceeds from issuance of redeemable preferred stock	127,279,847	—	—	—	127,279,847
Payments for issuance of redeemable preferred stock	(9,027,190)	—	—	—	(9,027,190)
Payments for redemption of redeemable preferred stock	(22,598,626)	—	—	—	(22,598,626)
Preferred stock dividends	(12,702,341)	—	—	—	(12,702,341)
Issuance of member capital	—	16,537,331	25,898,511	(42,435,842)	—
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	141,398,965	(1,152,454)	82,263,890	(42,435,842)	180,074,559

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	83,471,782	(40,624,568)	(16,389,616)	—	26,457,598

CASH, CASH EQUIVALENTS AND RESTRICTED CASH
BEGINNING OF THE PERIOD	28,481,047	51,478,601	36,353,930	—	116,313,578

END OF THE PERIOD	$111,952,829	$10,854,033	$19,964,314	$—	$142,771,176

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(25) Concentration

We mostly purchase life insurance policies written by life insurance companies having investment-grade ratings by independent rating agencies. As a result, there may be certain concentrations of policies with life insurance companies. The following summarizes the face value of insurance policies with specific life insurance companies exceeding 10% of the total face value held by our portfolio.

Life Insurance Company	December 31, 2018	December 31, 2017
John Hancock	13.71%	15.57%
Lincoln National	11.33%	10.80%
AXA Equitable	10.83%	11.88%

The following summarizes the number of insurance policies held in specific states exceeding 10% of the total face value held by us:

State of Residence	December 31, 2018	December 31, 2017
California	18.02%	18.60%
Florida	15.34%	20.16%

During 2018, in connection with the Exchange Transaction, the Company (i) acquired a limited partnership investment in the common units of BEN LP, (ii) entered into a Commercial Loan with BEN LP as borrower, and (iii) received an Option Agreement to acquire additional common units of BEN LP. The total carrying value of these investments at December 31, 2018 is $584,173,000, representing 39.4% of the Company’s consolidated assets. Currently there is no liquid market for the common units of BEN LP and it is possible none will develop. Although we intend to hold the Commercial Loan to maturity, there is currently no liquid market for this loan and it is possible none will develop.

(26) Subsequent Events

Subsequent to December 31, 2018, policy benefits on 40 policies covering 30 individuals have been realized. The face value of insurance benefits of these policies was $53,957,000.

Subsequent to December 31, 2018, we have issued approximately $178,938,000 of L Bonds.

On April 15, 2019, Jon R. Sabes, the GWG’s former Chief Executive Officer and a former director, and Steven F. Sabes, GWG’s former Executive Vice President and a former director, entered into a Purchase and Contribution Agreement (the “Purchase and Contribution Agreement”) with, among others, Beneficient. Under the Purchase and Contribution Agreement, Jon and Steven Sabes agreed to transfer all 3,952,155 of the shares of GWG’s outstanding common stock held directly or indirectly by them to BCC (a subsidiary of BEN LP) and AltiVerse Capital Markets, L.L.C. (“AltiVerse”). GWG was not a party to the Purchase Agreement. However, the closing of the transactions contemplated by the Purchase and Contribution Agreement (the “Purchase and Contribution Transaction”) were subject to certain conditions that were dependent upon GWG taking, or refraining from taking, certain actions.

The closing of the Purchase and Contribution Transaction occurred on April 26, 2019. Prior to or in connection with such closing:

•        GWG’s bylaws were amended to increase the maximum number of directors of GWG from nine to 13, and the actual number of directors comprising the Board of Director was increased from seven to 13.

•        All seven members of GWG’s Board of Directors prior to the closing resigned as directors of GWG, and 11 individuals designated by Beneficient were appointed as directors of GWG, leaving two board seats vacant after the closing.

•        Jon R. Sabes resigned from all officer positions he held with GWG or any of its subsidiaries prior to the closing, other than his position as Chief Executive Officer of GWG’s technology focused wholly owned subsidiaries, Life Epigenetics and youSurance.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(26) Subsequent Events (cont.)

•        Steven F. Sabes resigned from all officer positions he held with GWG or any of its subsidiaries prior to the closing, except as Chief Operating Officer of Life Epigenetics.

•        The resignations of Messrs. Jon and Steven Sabes included a full waiver and forfeit of (i) any severance that may be payable by GWG or any of its subsidiaries in connection with such resignations or the Purchase and Contribution Transaction and (ii) all equity awards of GWG held by either of them.

•        Murray T. Holland was appointed as Chief Executive Officer of GWG.

•        GWG entered into performance share unit agreements with certain employees of GWG pursuant to which such employees will collectively receive up to $4.5 million in bonuses under certain terms and conditions, including, among others, that such employees remain employed by GWG or one of its subsidiaries (or, if no longer employed, such employment was terminated by GWG other than for cause, as such term is defined in the performance share unit agreement) for a period of 120 days following the closing.

•        The stockholders agreement that was entered into on the Final Closing Date was terminated by mutual consent of the parties thereto.

•        BCC, an indirect subsidiary of BEN LP that acquired a portion of the shares formerly held directly or indirectly by owned by Messrs. Jon and Steven Sabes, and AltiVerse executed and delivered a Consent and Joinder to the Amended and Restated Pledge and Security Agreement dated October 23, 2017 by and among the Company, GWG Life, LLC, Messrs. Jon and Steven Sabes and the Bank of Utah, which provides that the shares of GWG’s common stock acquired by BCC and AltiVerse pursuant to the Purchase and Contribution Agreement will continue to be pledged as collateral security for GWG’s obligations owing in respect of the L Bonds and Seller Trust L Bonds.

On April 26, 2019, GWG entered into Indemnification Agreements (the “Indemnification Agreements”) with each of its executive officers and the directors appointed to the Board of Directors on such date. On May 13, 2019, GWG entered into Indemnification Agreement with the three additional directors appointed to the Board of Directors on such date (collectively with the executive officers and directors appointed on April 26, 2019, the “Indemnitees”). The Indemnification Agreements clarify and supplement indemnification provisions already contained in GWG’s bylaws and generally provide that GWG shall indemnify the Indemnitees to the fullest extent permitted by applicable law, subject to certain exceptions, against expenses, judgments, fines and other amounts actually and reasonably incurred in connection with their service as a director or officer and also provide for rights to advancement of expenses and contribution.

Employment Agreement with Murray T. Holland

On April 26, 2019, Murray T. Holland was appointed as Chief Executive Officer of the Company. On May 31, 2019, GWG entered into an employment agreement with Mr. Holland pursuant to which he serves as GWG’s President and Chief Executive Officer. The employment agreement has an initial three year term and is automatically renewed for additional one year periods unless either party gives notice of non-renewal at least 60 days prior to the expiration of the then current term.

Under the employment agreement, Mr. Holland is entitled to an annual base salary of $650,000, retroactive to April 26, 2019, and is eligible to receive an annual cash bonus the target amount of which will be 150% of his base salary (prorated for the partial first year of employment). Whether the bonus is granted for a particular year, and the amount thereof, will be determined by GWG’s Compensation Committee in its discretion based upon Mr. Holland’s performance. Mr. Holland is also entitled to participate in all employee benefit plans and programs made available by the Company to the Company’s executive employees generally.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(26) Subsequent Events (cont.)

If Mr. Holland’s employment is terminated by GWG without “Cause” or if he voluntarily resigns with “Good Reason,” in each case as defined in the employment agreement, then (i) he will be entitled to severance pay in an amount equal to his annual base salary, payable in a lump sum within 30 days after the date of the termination, (ii) he will receive a pro-rated portion of the target amount of his annual cash bonus for the year in which termination occurs, and (iii) any performance share units (“PSUs”) or other equity incentives held by Mr. Holland will fully vest on the date of termination.

Performance Share Unit Agreement with Murray T. Holland

On May 31, 2019, and as contemplated by the employment agreement, GWG entered into a performance share unit agreement (“PSU Agreement”) with Mr. Holland which provides for a target award grant of 129,717 performance share units (the “PSUs”)(the “Target Award”), and up to a maximum of 259,434 PSUs. Each PSU represents the right to receive one share of GWG common stock (or, following a Change-in-Control Transaction (as defined in the PSU Agreement, the cash value thereof), upon vesting, which is generally subject to (i) the satisfaction of performance goals over a three year performance period, as determined by GWG’s Compensation Committee in its sole discretion, and (ii) Mr. Holland remaining continuously employed by the Company or one of its subsidiaries (“Continuous Service”) from the date of grant through the date that the PSUs are vested and paid in shares of common stock (or cash). Promptly following the GWG’s filing with the SEC of our Annual Report on Form 10-K for the year ended December 31, 2121 (the final year of the performance period), GWG’s Compensation Committee will review and certify in writing (a) whether, and to what extent, the performance goals have been achieved, and (b) the number of PSUs that vested, if any. At such time, PSUs that are not vested will be forfeited.

The PSUs are subject to forfeiture until they vest. If Mr. Holland’s Continuous Service terminates for any reason at any time before all PSUs have vested, all unvested PSUs will be automatically forfeited upon such termination of Continuous Service. However, if Mr. Holland’s Continuous Service terminates as a result of his death or disability, or as a result of a termination by GWG without Cause or by Mr. Holland for Good Reason, Mr. Holland will retain, and will not forfeit, a pro rata portion of the Target Award based on the number of days that he remained employed during the performance period. This retained portion of the Target Award will not be subject to accelerated vesting and, instead, will vest (and be paid in shares of common stock) based on extent to which the performance goals are achieved during the entire performance period.

If a “Sale Transaction,” as defined in the Company’s 2013 Stock Incentive Plan, occurs during the performance period, Mr. Holland remains in Continuous Service up until the date of such Sale Transaction, and the acquiring entity or successor to GWG does not assume the obligations of the Company under the PSU Agreement or replace the grant with a substantially equivalent incentive award, then all outstanding PSUs shall vest at Target Award levels on the date of such Sale Transaction.

If a Change-in-Control Transaction occurs during the performance period, then all outstanding PSUs will automatically vest at Target Award levels on the 120th day following the closing of the Change-in-Control Transaction (the “Retention Date”), contingent upon Mr. Holland remaining in Continuous Service through the Retention Date. However, if Mr. Holland’s Continuous Service terminates following the occurrence of a Change-in-Control Transaction and prior to the Retention Date for any reason other than as a result of a termination by the Company for Cause, then all outstanding PSUs will automatically vest at Target Award levels upon such termination. PSUs vesting upon a Change-in-Control will be paid in cash (not shares of common stock). The amount of cash to be paid to Mr. Holland in respect of each vested PSU will be equal to the greater of (y) $12.00 or (z) the Fair Market Value (as defined in the Plan) of a share of common stock as of the trading date immediately prior to the closing date of the Change-in-Control Transaction. The PSU Agreement includes a provision allowing the Company to reduce the payment to which Mr. Holland would be entitled upon a Change-in-Control Transaction to the extent needed for him to avoid paying an excise tax under Internal Revenue Code Section 280G, unless Mr. Holland would be better off, on an after-tax basis, receiving the full amount of such payments and paying the excise taxes due.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(26) Subsequent Events (cont.)

LiquidTrust Promissory Note

On May 31, 2019, our wholly-owned subsidiary GWG Life entered into a Promissory Note (the “Promissory Note”), made by Jeffrey S. Hinkle and Dr. John A. Stahl, not in their individual capacity but solely as trustees of The LT-1 LiquidTrust, The LT-2 LiquidTrust, The LT-5 LiquidTrust, The LT-7 LiquidTrust, The LT-8 LiquidTrust and The LT-9 LiquidTrust (collectively, the “Borrowers”) in the principal amount of $65,000,000 and payable to the order of GWG Life. Pursuant to the terms of the Promissory Note, GWG Life will fund a term loan to the Borrowers in an aggregate principal amount of $65,000,000 (the “Loan”), which Loan is to be funded in two installments as described below.

The Borrowers are common law trusts established as part of alternative asset financings extended by a subsidiary of BEN LP, of which the Company owns approximately 90% of the issued and outstanding common units of BEN LP. Although each Borrower is allocated a portion of the Loan equal to approximately 16.7% of the aggregate outstanding principal of the Loan, the Loan constitutes the joint and several obligations of the Borrowers.

Proceeds of the Loan are to be used primarily to further Beneficient’s diversification into alternative assets and ancillary businesses by positioning Beneficient’s balance sheet, working capital and liquidity profile to satisfy audit and anticipated State of Texas regulatory requirements.

An initial advance in the principal amount of $50,000,000 was funded on June 3, 2019 and, subject to satisfaction of certain customary conditions, it is anticipated that the second advance, in the principal amount of $15,000,000, will be funded no sooner than September 15, 2019 and no later than December 31, 2019. The Loan bears interest at 7.0% per annum, with interest payable at maturity, and matures on June 30, 2023. Subject to the Intercreditor Agreements (as described below), the Loan can be prepaid at the Borrowers’ election without premium or penalty.

The Loan is unsecured and is subject to certain covenants (including a restriction on the incurrence of any indebtedness senior to the Loan other than existing senior loan obligations to each of HCLP Nominees, L.L.C. (“HCLP”) and Beneficient Holdings, Inc. (“BHI”, and together with HCLP, the “Senior Lenders”), as lenders) and events of default. The Senior Lenders are directly or indirectly associated with Brad K. Heppner, who is Chairman of the Company’s Board of Directors.

A special committee of the Board of Directors of the Company (the “Special Committee”) composed solely of independent and disinterested directors of the Company, together with the assistance of its independent legal advisors, reviewed, negotiated and approved the terms of the Loan.

LiquidTrust Loan Intercreditor Agreements

In connection with the Promissory Note, the Company also entered into two intercreditor and subordination agreements: (1) an Intercreditor Agreement between the GWG Life and HCLP and (2) an Intercreditor Agreement between the GWG Life and BHI (the “Intercreditor Agreements”). Under the Intercreditor Agreements, GWG Life agrees to subordinate the Loan to the secured obligations of Beneficient and its affiliates outstanding to the Senior Lenders (the “Senior Loan Obligations”), agrees to not take any liens to secure the Loan (and to subordinate such liens, if any, to the liens of the Senior Lenders), and agrees not to take enforcement actions under the Promissory Note until such Senior Loan Obligations are paid in full. The Intercreditor Agreements establish various other inter-lender and subordination terms, including, without limitation, with respect to permitted actions by each party, permitted payments, waivers, voting arrangements in bankruptcy, application of certain proceeds and limitations on amendments of the respective loan obligations of the parties. The Senior Lenders have agreed not to extend the maturity of their respective loan obligations beyond June 30, 2023 or increase the outstanding principal of the loans made by the Senior Lenders without the written consent of GWG Life. GWG Life has agreed not to transfer the Promissory Note except with the written consent of the Senior Lenders (such consent not to be unreasonably withheld) or to the Company or direct or indirect wholly owned subsidiaries thereof. The Special Committee, together with the assistance of its independent legal advisors, reviewed, negotiated and approved the terms of the Intercreditor Agreements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(26) Subsequent Events (cont.)

Beneficient Adoption of Equity Incentive Plan

The board of directors of Beneficient Management, L.L.C., Beneficient’s general partner, adopted an equity incentive plan (“Beneficient’s Equity Incentive Plan”) in September 2018. Under the Beneficient Equity Incentive Plan, Beneficient is permitted to grant equity awards representing ownership interests in BEN LP common units. Vested awards under the Beneficient Equity Incentive Plan dilute BEN LP’s common unitholders, including GWG. The total number of common units that may be issued under the Beneficient Equity Incentive Plan is equivalent to 15% of the number of fully diluted common units outstanding, subject to annual adjustment.

In April 2019, initial equity awards in the form of Beneficient restricted equity units (“Beneficient REUs”) were granted under Beneficient’s Equity Incentive Plan. These awards are generally subject to service-based vesting of a three year period from the date of grant, though some of the awards are fully vested upon grant date. All awards are subject to performance - conditions pertaining to entry into certain transactions with GWG Holdings or a change of control event prior to July 1, 2021. While providing services to Beneficient, if applicable, certain of these awards are subject to minimum retained ownership rules requiring the award recipient to continuously hold BEN LP common unit equivalents equal to at least 15% of their cumulatively vested awards that have the minimum retained ownership requirement.

For the Beneficient REUs awarded under the Beneficient Equity Incentive Plan, Beneficient will recognize expense associated with the vesting of these awards based on the fair value of the BEN LP common units on the date of grant, discounted for the lack of participation rights in the expected distributions on unvested units and discounted for the lack of marketability associated with the post-vesting transfer restrictions. Beneficient will recognize expense when it is probable that the performance condition will be met, which will be upon entering into certain transactions with GWG Holdings or upon a change of control. A cumulative catch up of expense will be recognized by Beneficient at the time of entering into certain transactions with GWG Holdings or a change of control for the portion of awards that are vested at the time the performance condition is met. The remaining unrecognized compensation cost for these awards would be recognized prospectively over the remaining requisite service period. The remaining unrecognized compensation expense will be recognized on a straight-line basis using the graded vesting method over the life of the award and forfeitures will be accounted for at the time that such forfeitures occur.

A total of 3.4 million Beneficient REUs have been approved for granting in 2019 that will vest upon the grant date, subject to the performance condition vesting described above. A total of 6.1 million Beneficient REUs have been approved for granting in 2019 that will vest over the completion of a 3-year service period beginning on the grant date, subject to the performance condition described above. All awards are anticipated to be classified in equity. Based on the grant date fair value, the estimated total Beneficient compensation expense attributable to these awards, assuming all vest, is approximately $90 to $100 million.

The expense, when recognized by Beneficient, will impact the earnings at BEN LP and GWG’s equity earnings from our equity method investment in Beneficient. The Beneficient REUs, when settled – commencing July 1, 2021 over a three year period, will convert to BEN LP common units and will be dilutive to the existing BEN LP common unitholders, including GWG.

Amendment of Beneficient Holdings Limited Partner Agreement Governing Beneficient Noncontrolling Interests

BEN LP is a holding company of capital and financial services companies, the general partner of Beneficient Holdings, and owns 100% of the Class A Subclass 1 and Subclass 2 Units of Beneficient Holdings. Beneficient Holdings is a Delaware limited partnership formed on July 1, 2010. Beneficient Holdings is the holding company that directly or indirectly receives all active and passive income from its subsidiaries and allocates that income among its issued units.

As of December 31, 2018, Beneficient Holdings has issued general partnership Class A Units (Subclass 1 and Subclass 2) — the class of units owned by BEN LP — and Class S Ordinary Units, FLP Unit accounts (Subclass 1 and Subclass 2) and Preferred Series A Subclass 1 Unit accounts (formerly referred to as Non-Participating Convertible Series A Units), which are owned by entities associated with BEN LP’s management and founders, including our Chairman, and certain of our directors, along with our Chief Executive Officer.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(26) Subsequent Events (cont.)

As shown on BEN LP’s Consolidated Statements of Changes In Equity (Deficit), attached at page 6 of Exhibit 99.4, at December 31, 2018, there was $1,013,693,448 of Preferred Series A Subclass 1 Unit accounts (the “Preferred Series A”) and $58,129,760 of Class S Ordinary Units issued. A description of each of these interests is included in footnote 12 — Equity of BEN LP’s audited consolidated financial statements.

The rights of all partners of Beneficient Holdings are governed by a Limited Partnership Agreement (“BCH LPA”). On April 26, 2019, the BCH LPA was amended. Under the amendment, the preferred return to be paid to Preferred Series A holders is now limited by a quarterly rate cap that is based on the annualized revenues of Beneficient Holdings. Further, under the amendment, the Preferred Series A holders can convert up to 20% of the sub-capital balance in any calendar year into Class S Ordinary Units on or after January 1, 2021. Upon such an election, a holder of Preferred Series A will be issued Class S Ordinary Units necessary to provide the holder with a number of Class S Ordinary Units that, in the aggregate, equal (a) the balance of the holder’s capital account associated with the Preferred Series A Subclass 1 Unit accounts being converted divided by (b) $8.50.

The amendment affects several areas that could impact the value of our ownership in BEN LP such as allocations or distributions of income to the various classes of units issued by Beneficient Holdings, including the Class A Units (Subclass 1 and Subclass 2) owned by BEN LP, preferred returns paid to the holders of Class S Preferred Units, FLP Units and Preferred Series A Units (collectively, “BCH Preferred Units”), distribution of proceeds from the sale of assets, and future issuance of dilutive securities and future debt issuances, among other changes. The impact of the BCH LPA amendment on our investment in BEN LP may vary depending on multiple factors, including, among other things, (1) the economic performance of BEN LP, (2) the value of BEN LP’s common units, and (3) the timing, price and amount of any conversions of BCH Preferred Units or Class S Ordinary Units.

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

As of December 31, 2018, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2018.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that:

(i)     Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(ii)    Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are in accordance with authorizations of management and directors of the company; and

(iii)   Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision of the Audit Committee of the Board of Directors and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management concluded that our internal control over financial reporting as of December 31, 2018 was not effective due to the material weakness described below:

•        Failure to timely file: the Company did not maintain effective information and communication controls with external parties due to delays in our financial statement close and reporting process as evidenced by the untimely filing of our Annual Report on Form 10-K for the year ended December 31, 2018 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019. The delay in the finalization of our audit report and filings resulted from a delay in the completion of the audit report of our material equity method investee, Beneficient. The delay in receiving the audited financial statements of Beneficient prevented us from timely executing certain controls within our financial closing and reporting processes.

•        Complex non-routine transactions: as previously disclosed in Item 4 of Part I of our amended Form 10-Q/A for the quarterly period ended September 30, 2018, management identified a material weakness in our internal controls over the application of generally accepted accounting principles to material complex non-routine transactions, related to the Exchange Transaction with Beneficient. Management has determined that we did not have sufficient accounting resources and personnel to effectively design and execute process level controls over complex non-recurring transactions.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

With respect to the material weakness related to untimely filing, Beneficient’s primary operations commenced on September 1, 2017 with formative transactions to finance the economic rights to several portfolios of alternative assets. Through Beneficient’s initial capitalization transactions with a third-party institutional investor, Beneficient’s general partner had a change of control event on May 31, 2018, which ultimately resulted in Beneficient applying pushdown accounting as of that date. During 2018, the Company and Beneficient entered into the Exchange Transaction. Beneficient engaged a large international independent registered public accounting firm to complete its audits as of December 31, 2018 (Successor) and 2017 (Predecessor), and for the periods from June 1, 2018 to December 31, 2018 (Successor), January 1, 2018 to May 31, 2018 (Predecessor) and for the year ended December 31, 2017 (Predecessor).

Beneficient management has represented that the complexity of these transactions, combined with their initial year audit, resulted in their delays in successfully completing their financial reporting. Beneficient management believes that it will be able to provide timely financial reporting to the Company on a go-forward basis. The Company has elected to report its share of the equity earnings of Beneficient on a one quarter-lag and we expect the financial information of Beneficient to be consistently available for us to meet our financial reporting obligations.

With respect to the previously reported material weakness related to complex, non-routine transactions, management has begun to implement its remediation plan through the engagement of nationally recognized accounting experts to assist us in accounting and reporting analysis, guidance research and accounting memo documentation as required, and in particular, in our third quarter and year end reporting for the exchange transaction with Beneficient. The Company also sought “pre-clearance” from the staff of the SEC (the “Staff”) to confirm certain accounting positions related to the Exchange Transaction for the year ended December 31, 2018. Based on management’s review, we have determined that although progress has been made in remediating this material weakness, we do not believe that it has been fully remediated. Management, with the oversight of the Audit Committee, is assessing additional accounting resource and personnel requirements as we continue to develop our strategic relationship with Beneficient during 2019. Management, with the oversight of the Audit Committee, will continue to take steps to remedy the material weakness expeditiously to reinforce the overall design and capability of our control environment.

Changes in Internal Control over Financial Reporting

Other than the action described in Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting, there were no other changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s independent registered public accounting firm has audited the Company’s internal control over financial reporting as of December 31, 2018, as stated in the Report of Independent Registered Public Accounting Firm, appearing under Item 8.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following paragraphs provide information as of the date of this report about each of our current directors and executive officers.

Our bylaws permit a maximum of fifteen directors. The board of directors currently consists of fourteen members.

Name	Age	Positions
Murray T. Holland	65	President and Chief Executive Officer
Brad K. Heppner(1)	53	Director, Chairman of the Board
William B. Acheson	54	Chief Financial Officer
Peter T. Cangany, Jr.(1)	61	Director
Michelle Caruso-Cabrera(1)	50	Director
David F. Chavenson(2)	67	Director
Richard W. Fisher(1)	70	Director
David H. Glaser(1)	62	Director
Thomas O. Hicks(1)	73	Director
Dennis P. Lockhart(2)	72	Director
Kathleen Mason(2)	70	Director
Bruce W. Schnitzer(1)	74	Director
Roger T. Staubach(1)	77	Director
Sheldon I. Stein(1)	65	Director
David H. de Weese(1)	77	Director
Bruce Zimmerman(1)	61	Director

____________

(1)      Appointed to our Board of Directors upon the closing of the Purchase and Contribution Transaction, which occurred on April 26, 2019.

(2)      Appointed to our Board of Directors on May 13, 2019.

The biographies of the above-identified individuals are set forth below:

Murray T. Holland has served as our President and Chief Executive Officer since April 26, 2019. In 2001, Mr. Holland became an original investor and consultant for MHT Partners, a boutique investment banking firm based in Dallas, Texas with a number of offices in the United States.  From 2013 until recently, he was Managing Director of MHT Partners. Mr. Holland resigned from this position in connection with the Transaction. Prior to MHT, he was CEO and principal shareholder of Convergent Media Systems (Atlanta), a $100 million custom network outsourcing firm with approximately 300 employees, CEO and principal shareholder of Convergent Group Corporation (Denver), a $200 million geographic information systems software and integration firm with approximately 450 employees, and CEO and principal shareholder of BTI Americas (Chicago), a $2.7 billion business travel agency with approximately 4,400 employees. EDS was his principal business partner in these ventures. Prior to that, Mr. Holland was a partner at the law firm of Akin, Gump, Strauss, Hauer & Feld (Dallas) in corporate finance and securities, a Senior Vice President of Credit Suisse First Boston (New York and Dallas) in Mergers and Acquisitions and a Managing Director of Kidder, Peabody & Co. (New York) in Mergers and Acquisitions. He graduated from Washington and Lee University with a B.S. in 1975, University of Virginia Graduate School of Business Administration with an M.B.A. in 1978, and Washington and Lee University School of Law with a J.D. in 1980. Mr. Holland is the author of “A Nation in the Red” (McGraw Hill- 2014), a book about the U.S. national debt and its implications.

Brad K. Heppner is the Chief Executive Officer and Chairman of the Board of Directors of Beneficient. Mr. Heppner has acquired or founded ten operating companies principally in the financial services, investment and insurance sectors, each with a common business purpose of providing highly specialized solutions for alternative asset owners. Mr. Heppner founded Heritage Highland in 1996 as a family office to organize, acquire and own as controlling or sole shareholder these operating companies. In 2003, Mr. Heppner organized Highland Consolidated Business Holdings, L.P. which is the predecessor-in-interest to Beneficient and reorganized into Beneficient in September 2017. He has successfully completed realizations from seven of the ten Heritage Highland companies through mergers and transactions with Fortune 50 companies or institutionally backed management teams. In 2003, Mr. Heppner merged The Crossroads

Group, a multi-billion dollar alternative asset manager, with Lehman Brothers, now Neuberger Berman. Among the companies Mr. Heppner founded and sold is Capital Analytics, the third oldest alternative asset administration company in the United States, which is now owned by Mitsubishi Union Financial Group. Currently, Mr. Heppner serves as chief executive officer and chairman for all Heritage Highland companies, positions he has held since its organization in 1996. Previously, he was a senior consultant at Bain & Company where he focused on private equity financed companies between 1994 and 1996. Mr. Heppner served as director of investments for John D. and Catherine T. MacArthur Foundation in Chicago from 1989 to 1993 after beginning his career in New York City at Goldman, Sachs & Co. as an analyst. Through companies held by Heritage Highland, Mr. Heppner has been a fiduciary for over 250 institutions and served on numerous corporate boards and advisory committees. Mr. Heppner earned his M.B.A. from the J.L. Kellogg Graduate School of Management at Northwestern University. He is a magna cum laude graduate and Most Distinguished Alumnus of Southern Methodist University, where he received a B.S., a B.B.A. and a B.A.

William B. Acheson became our Chief Financial Officer on May 30, 2014 and recently became a director of GWG MCA Capital, Inc., a subsidiary corporation of GWG Holdings, Inc., in the business of merchant cash advances. Prior to joining us, Mr. Acheson served as Chief Financial Officer and Senior Vice President of Strategic Development for The Homeownership Preservation Foundation from 2009 through 2013. Prior to that, Mr. Acheson served as Managing Director of Global Structured Finance and Investments at Merrill Lynch in London, England, from 2007 through 2008. From 1991 to 2007, Mr. Acheson spent his career at GMAC-RESCAP, where he served as Managing Director for a number of business units, concluding his career as Chief Financial Officer of the United Kingdom division from 2005 through 2007. Mr. Acheson’s international experience includes structured finance, capital markets, and risk management experience in Canada, United Kingdom, Ireland, Eastern Europe, Western Europe, and Latin America. Mr. Acheson began his professional career working for Ernst & Young, LLP in Minneapolis, Minnesota. Mr. Acheson earned a Bachelor of Science degree in accounting from the College of St. Thomas in St. Paul, Minnesota.

Peter T. Cangany, Jr. joined Ernst & Young, LLP (“EY”) in 1980 upon graduating college and retired from the firm in 2017. Mr. Cangany became an EY partner in 1993 and, during his tenure, worked in EY’s Indianapolis office 1980 – 1987, Seattle office 1987 – 2004, San Antonio office 2004 – 2011, New York and Bermuda offices 2011 – 2017. At EY Mr. Cangany specialized in working with insurance entities, primarily property, casualty and reinsurance, and has as a strong working knowledge of the life settlement industry. He also worked closely with Beneficient during its early formation on various accounting and consolidation matters. During his 37 years with EY, Mr. Cangany served as the engagement partner on several large public and non-public nationally recognized companies. He held numerous leadership positions at EY, including area insurance practice leader for the Pacific Northwest, Southwest, and BBC (Bermuda, Bahamas, Caymans) and Office Managing Partner for EY’s Seattle and Bermuda offices. Mr. Cangany serves on the Board of Trustees – Franklin College of Indiana (2009–present) and is the Finance Committee Chair (and previously Audit Committee Chair). Mr. Cangany earned a B.A. in Accounting from Franklin College and an M.B.A. from Texas A&M University.

Michelle Caruso-Cabrera is currently the Chief Executive Officer of MCC Productions, a media content and production company she founded in September 2018. Previously, Ms. Caruso-Cabrera spent more than 20 years at CNBC, most recently as a contributor, and prior to that as chief international correspondent and co-anchor of “Power Lunch.” Throughout her career, Ms. Caruso-Cabrera has covered a wide range of stories from the 2008 financial crisis to U.S. elections to the debt crisis in Greece and the Brexit vote. She has traveled the world reporting live from Cuba, Iran, Ukraine, Iraq, Italy, Russia, Venezuela and Latin America, among many others. She joined CNBC from WTSP-TV in St. Petersburg, Fla., where she spent four years as a general assignment reporter covering crime and hurricanes. Prior to that, Ms. Caruso-Cabrera was a special projects producer for Univision where she gained experience covering Latin America. She began her career in 1990 while in college, as a stringer for The New York Times, reporting for the education section. Previously, she wrote a personal finance column for Shape en Español and People en Español. She has also been awarded Broadcaster of the Year from the National Association of Hispanic Journalists and was named one of the “100 Most Influential Hispanics” in the country by Hispanic Business magazine. She earned a bachelor’s degree in economics from Wellesley College.

David F. Chavenson served as Treasurer of Alon USA Energy Company from 2007 until 2018. He served as Vice President and Treasurer of Flowserve Corp. from 2001 until 2005; Senior Vice President and Chief Financial Officer at Worldwide Flight Services, Inc. from 2000 to 2001; and Vice President of Finance, Chief Financial Officer and Corporate Secretary of Rutherford-Moran Oil Corporation since April 1996 to 1999. Previous to 1996, Mr. Chavenson spent 18 years at Oryx Energy Company, an oil and gas exploration and production company (previously Sun Exploration and Production Co.) (“Oryx”), and served as Treasurer there from 1993 to 1996. Prior to that, he served as Assistant Treasurer and Manager of Corporate Finance, Manager of Financial Analysis and Senior Financial Specialist at Oryx.

Mr. Chavenson has a B.A., Magna Cum Laude, Phi Beta Kappa from Dickinson College and holds an M.B.A. in finance with honors from the Harvard Business School. He is also a Certified Public Accountant.

Richard W. Fisher is the President and Chief Executive Officer of RWF Financial, Inc., a consulting and advisory services company he founded in 2016. From 2005 to 2015, Mr. Fisher was the President of the Federal Reserve Bank of Dallas and member of the Federal Open Market Committee. Mr. Fisher has served as the U.S. Trade Representative implementing NAFTA and negotiating bilateral trade agreements which admitted China and Taiwan to the World Trade Organization. Mr. Fisher founded Fisher Capital Management after leaving Brown Brothers Harriman & Co. in 1987. Mr. Fisher is presently Senior Adviser to Barclays PLC, and a Director of AT&T, PepsiCo and Tenet Health Care. Mr. Fisher has a B.S. from Harvard and M.B.A. from Stanford.

David H. Glaser retired from the position of Chief Operating Officer of Bank of America Merrill Lynch’s Global Corporate and Investment Bank (“GCIB”), which encompasses investment banking, capital markets, large cap corporate lending, treasury services and leasing activities, a position he held from August 2010 to March 2019. His responsibilities included assisting in all aspects of the operations of GCIB, including working closely with finance, technology, human resources, legal, compliance, and marketing. Mr. Glaser was Chairman of the GCIB Fairness Opinion Committee and a member of the GCIB Operating Committee. Prior to being COO, he was Global Deputy Head of GCIB’s Mergers & Acquisitions Group and Chairman of Bank of America Securities Mergers and Acquisitions Group. Prior to joining Bank of America Securities in June 2008, Mr. Glaser spent 23 years at Bear Stearns. During his tenure at Bear Stearns, he was at various times Co-Head of Investment Banking, Co-Head of Mergers and Acquisitions, a member of the Firm Management and Compensation Committee, Co-Chairman of the Firm Risk Committee, member of the Board of Directors of Bear Stearns & Co, Chairman of the Investment Banking Commitments Committee, a member of the Merchant Banking Investment Committee and Chairman of the Fairness Opinion Committee. Prior to joining Bear Stearns in 1985, Mr. Glaser spent three years as a mergers and acquisitions attorney at Skadden, Arps, Slate, Meagher & Flom. He was previously a member of the Board of Directors of Aeropostale Inc. Mr. Glaser has J.D. and M.B.A. degrees from the University of Chicago and an A.B. from Columbia.

Thomas O. Hicks is a pioneer in the private equity industry in the United States. From 1984 to 1988 he was Co-Founder and Co-Chairman of Hicks & Haas which compiled a highly successful track record of acquisitions, including Dr Pepper, Seven Up, A&W Root Beer, Sybron, and Thermadyne. He later founded numerous private equity funds for his firm, Hicks, Muse, Tate and Furst, which raised over $12 billion in funds. His funds have invested billions of dollars of equity in businesses in the United States, Europe, and Latin America. Mr. Hicks retired from Hicks Muse in 2004, and now manages his own family office private equity firm, Hicks Holdings, LLC. Mr. Hicks was a Director of Carpenter Technology Corporation until September 2014. Mr. Hicks has a B.B.A. from the University of Texas – Austin and an MBA from the University of Southern California. Mr. Hicks is also the manager and indirect, majority owner of HSG Sports Group Holdings LLC, which, through subsidiaries, including HSG Sports Group LLC and others, formerly owned interests in professional sports franchises, including the Texas Rangers major league professional baseball club and Dallas Stars professional ice hockey team. On May 24, 2010, the Texas Rangers filed a voluntary petition for Chapter 11 bankruptcy protection. On September 15, 2011, the Dallas Stars filed a voluntary petition for Chapter 11 bankruptcy protection. Additional proceedings were filed by or against other entities related to the Texas Rangers and the Dallas Stars, and Mr. Hicks in his individual capacity, in connection with the foregoing. Both the Texas Rangers and the Dallas Stars were sold to new owners in connection with their respective Chapter 11 bankruptcy cases.

Dennis P. Lockhart is currently a distinguished professor-of-the-practice in the Nunn School of International Affairs at Georgia Tech. Early in 2017, Mr. Lockhart retired from his position as president and Chief Executive Officer of the Federal Reserve Bank of Atlanta, a position he held since 2007. Earlier, he was a professor at Georgetown University, School of Foreign Service, from 2003 to 2007. Prior to this, he held senior positions at Heller Financial Inc. and Citicorp (now Citigroup), and served as an officer in the U.S. Marine Corps Reserve. Mr. Lockhart holds a Master of Arts from Johns Hopkins University, Bachelor of Arts from Stanford University, and an honorary doctorate from Georgia State University. Mr. Lockhart currently serves on the Board of Directors of Pensare Acquisition Corp. (WRLS) and Invesco Mortgage Capital.

Kathleen J. Mason currently serves as a consultant with Third Bridge, an international advisory firm based In London. Ms. Mason served as President and Chief Executive Officer of Tuesday Morning Corporation, an operator of first-quality discount and closeout home furnishing and gift stores, from 2000 until June 2012. She was president and chief merchandising officer of Filene’s Basement, Inc. in 1999. She was president of the HomeGoods division of The TJX Companies, Inc., an apparel and home fashion retailer, from 1997 to 1999. She was employed by Cherry & Webb, a women’s apparel specialty chain, from 1987 until 1992, as executive vice president, then, until 1997, as chairman, president and chief executive officer. Her previous business experience includes senior management positions with retailers May Company, The Limited Inc. and the Mervyn’s Stores division of Dayton-Hudson Corp. (now Target Corporation). Ms. Mason has also served as a director of other national retailers. Ms. Mason’s senior executive and board experience with other national retail companies provide her with a valuable perspective on a number of issues directly relevant to the Company’s business. Ms. Mason currently serves on the Board of Directors of Genesco Inc. (GCO) and formerly served on the Boards of Directors of Tuesday Morning Corporation (TUES), Office Depot, Inc. (ODP), The Men’s Wearhouse, Inc. (now TLRD), Hot Topic, Inc. (HOTT) and Boston Restaurant Associates, Inc. (BRA).

Bruce W. Schnitzer has been a successful private equity investor since 1985 and Chairman of Wand Partners, a private equity firm specialized in insurance and other specialty financial services, since 1987. Wand has sponsored and invested in eighteen platform businesses, thirteen of which span the insurance industry and fifteen of which are now fully realized. From 1977 to 1985, Mr. Schnitzer was a senior executive with Marsh & McLennan, where he served as President and CEO of Marsh, Inc. (the world-wide insurance broker) and as Chief Financial Officer of Marsh & McLennan Companies, Inc. (NYSE-MMC). Prior to joining Marsh & McLennan, Mr. Schnitzer was a Vice President and head of Mergers & Acquisitions at Morgan Guaranty Trust Company (J.P. Morgan) — 1967-76. Mr. Schnitzer has served in numerous non-profit roles, including Chairman of The Institute of Human Origins, Director of The Litchfield Land Trust, and Director & Treasurer of Scherr-Thoss Foundation. Mr. Schnitzer graduated from the University of Texas, Austin in 1966 (B.B.A.) and received an M.B.A. from the University of Texas, Austin in 1967.

Roger T. Staubach retired in July 2018 from the role of Executive Chairman of JLL Americas, a professional services firm specializing in real estate. Mr. Staubach’s role focused on client relationships and new business development. With 2017 global revenue of $7.9 billion, JLL serves clients in 80 countries from more than 1,000 locations worldwide, including 300 corporate offices and a global workforce of 82,000. Prior to joining forces with JLL, Mr. Staubach was Executive Chairman of The Staubach Company, a market leading global real estate advisory firm that delivered cost-effective solutions for office, industrial and retail clients. In July 2008, The Staubach Company merged with JLL. Prior to his career in real estate, Mr. Staubach was a member of the Dallas Cowboys professional football team and won numerous football awards including the Heisman Trophy in 1963. Among the many other honors bestowed upon Mr. Staubach are the 2018 Presidential Medal of Freedom, Commercial Property News’ “Corporate Services Executive of the Year” (four times), the 2006 Congressional Medal of Honor “Patriot Award,” the NCAA “Teddy Roosevelt Award” for being one of the “100 Most Influential NCAA Student-Athletes,” the American Jewish Congress “Torch of Conscience Award,” and the United States Naval Academy “Distinguished Graduate.” Mr. Staubach served as the Chairman of the Host Committee for Super Bowl XLV which was held in North Texas in 2011, and he continues to be involved with The Children’s Cancer Fund, the United States Naval Academy Foundation and numerous other civic, charitable, and professional organizations. Mr. Staubach earned a B.S. from the United States Naval Academy and served four years as a Navy officer.

Sheldon I. Stein is President of Southern Glazer’s Wine and Spirits, the nation’s largest distributor of wine and spirits. Previous to 2010, Mr. Stein was Vice Chairman and Head of Southwest Investment Banking for Bank of America, Merrill Lynch. Prior to joining Merrill Lynch, Mr. Stein was a Senior Managing Director and leader of Bear Stearns’ Southwest Investment Banking Group for over 20 years. He was a member of Bear Stearns’ President Advisory Council. Mr. Stein was also a partner with the Dallas law firm of Hughes & Luce. Mr. Stein serves on the Board of Directors of Tailored Brands, Inc. and is on the Advisory Board of Amegy Bank. Mr. Stein was a Director of ALON USA Partners, LP from September 2013 to February 2018. Mr. Stein received a Bachelors from Brandeis University and a J.D. from Harvard Law School.

David H. de Weese is a Partner of Paul Capital Advisors, a private equity firm. He was instrumental in developing Paul Capital’s deal origination strategy and transaction sourcing network. He joined Paul Capital in 1995 and led global secondary transaction sourcing activities and the due diligence of life science and health care investments. Mr. de Weese has 14 years of management experience in Europe. He has an extensive entrepreneurial experience and in-depth scientific and business knowledge. He also founded Medical Innovations. In 1993, he co-founded and served as the President and Chief Executive Officer of M6 Pharmaceuticals. Mr. de Weese served as the President and Chief Executive Officer of Cygnus Therapeutic Systems, SigA Pharmaceuticals and a Silicon Valley software company. Prior to Cygnus, he served as the President and Chief Executive Officer of Machine Intelligence Corporation. Mr. de Weese served as Director of OSE Immunotherapeutics SA (also known as OSE Pharma SA) from June 2014 to June 2017. Mr. de Weese holds an M.B.A. from the Harvard Business School, a B.A. from Stanford University and attended law school at Stanford University.

Bruce Zimmerman was the Chief Executive Officer and Chief Investment Officer of the University of Texas Investment Management Company (“UTIMCO”) from 2007 until 2016. UTIMCO is the second largest investor of discretionary university assets worldwide. Before joining UTIMCO, Mr. Zimmerman was Chief Investment Officer and Global Head of Pension Investments at Citigroup. Mr. Zimmerman also served as Chief Financial Officer and Chief Administrative Officer of Citigroup Alternate Investments, which invests proprietary and client capital across a range of hedge fund, private equity, real estate and structured credit vehicles. Prior to his work at Citigroup, Mr. Zimmerman spent thirteen years at Texas Commerce Bank/JP Morgan Chase in a variety of capacities including Merger & Acquisition Investment Banking, Internet and ATM Retail Management, Consumer Marketing and Financial Planning, Strategy and Corporate Department. Mr. Zimmerman is Vice Chairman of the Board of Trustees for the CommonFund, a nonprofit asset management firm, and previously served on the Investment Committee for the Houston Endowment. Mr. Zimmerman also currently serves as lead independent director of Oaktree Specialty Lending Corporation and Oaktree Strategic Income Corporation. Mr. Zimmerman received an M.B.A. from Harvard Business School and graduated Magna Cum Laude from Duke University.

Classification of Directors

Our Board of Directors and stockholders recently approved an amendment to our bylaws that established a classified Board of Directors in which directors are divided into three classes, to be designated as Class I, Class II and Class III. Each class will serve staggered, three year terms. The terms of office of the initial Class I directors will expire at the upcoming annual meeting of stockholders to be held in 2019. The terms of office of the initial Class II directors will expire at the annual meeting of stockholders to be held in 2020. The terms of office of the initial Class III directors will expire at the annual meeting of stockholders to be held in 2021. Therefore, if elected at the annual meeting, each of our Class I directors will hold office for a term of three years or until his successor is elected and shall have qualified, or until his earlier death, resignation, removal or disqualification.

The following chart sets forth the three classes of directors.

Director	Class	Expiration of Initial Term of Director
Brad K. Heppner	Class I	2019
Sheldon I. Stein	Class I	2019
Thomas O. Hicks	Class I	2019
Richard W. Fisher	Class I	2019
Kathleen J. Mason	Class I	2019
Michelle Caruso-Cabrera	Class II	2020
Bruce W. Schnitzer	Class II	2020
Roger T. Staubach	Class II	2020
Bruce E. Zimmerman	Class II	2020
Dennis P. Lockhart	Class II	2020
Peter T. Cangany, Jr.	Class III	2021
David H. de Weese	Class III	2021
David H. Glaser	Class III	2021
David F. Chavenson	Class III	2021

Director Qualifications

When considering whether directors have the experience, qualifications, attributes and skills to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of our business and structure, our Board of Directors focuses primarily on the information discussed in each of the directors’ individual biographies set forth above.

In addition, we believe that all of our directors have experience in developing and overseeing businesses and implementing near term and long-range strategic plans. We also believe that all of our directors have a reputation for integrity, honesty and adherence to high ethical standards. Collectively, they have demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to our Company and our Board of Directors.

Board Committees

Our Board of Directors has an Audit Committee, Compensation Committee and Nomination and Corporate Governance Committee. Each of the foregoing Committees has a written charter, a copy of each of which is available at our website at www.gwgh.com. Our Audit Committee, Compensation Committee, and Nomination and Corporate Governance Committee each comply with the listing requirements of The NASDAQ Marketplace Rules taking into account our reliance on certain exceptions for “controlled companies” as described in Item 13 — Certain Relationships and Related Transactions, and Director Independence — Director Independence.

Audit Committee

The Audit Committee consists of three members: Peter T. Cangany, Jr. (Chair), Michelle Caruso-Cabrera and Bruce Zimmerman. All of the members are financially literate and are independent directors under the NASDAQ Marketplace Rules, and SEC audit committee structure and membership requirements. Further, the Board has determined that Mr. Cangany is an “audit committee financial expert” as defined by applicable regulations of the SEC and is “independent” under the NASDAQ Marketplace Rules.

Compensation Committee

Our Compensation Committee consists of two members: Sheldon I. Stein (Chair) and David H. Glaser. Our Compensation Committee is charged with oversight responsibility for the adequacy and effectiveness of our executive compensation and benefit plans and is primarily responsible for all matters relating to compensation of our executive officers and the directors, the adoption of all employee compensation and employee benefit plans and the administration of such plans including granting stock incentives or other benefits, and the review and approval of disclosures regarding executive compensation included in our SEC reports. Our Compensation Committee has the authority to obtain advice and assistance from external legal, accounting or other advisors, and has the authority to retain, terminate and approve the fees payable to any external compensation consultant to assist in the evaluation of director and senior executive compensation. However, any services to be rendered by our independent registered public accounting firm shall be pre-approved by the Audit Committee if required under our policy regarding pre-approval of such services.

Corporate Governance and Nominating Committee

Our Corporate Governance and Nominating Committee consists of two members: Michelle Caruso-Cabrera (Chair) and David H. Glaser. The primary role of our Corporate Governance and Nominating Committee is to consider and make recommendations to the full Board of Directors concerning the appropriate size, function and needs of the Board of Directors, including establishing criteria for Board membership and considering, recruiting and recommending candidates (including those recommended by stockholders) to fill new Board positions. The Corporate Governance and Nominating Committee also considers and advises the full Board of Directors on matters of corporate governance and monitors and recommends the functions of, and membership on, the various committees of the Board of Directors.

Our Corporate Governance and Nominating Committee (or a subcommittee thereof) recruits and considers director candidates and presents all qualified candidates to the full Board of Directors for consideration. Qualified candidates will be considered without regard to race, color, religion, sex, ancestry, national origin, disability, marital or veteran status, or any other legally protected status.

In identifying and evaluating potential candidates to be nominees for directors, our Corporate Governance and Nominating Committee has the flexibility to consider such factors as it deems appropriate under relevant circumstances. These factors may include education, general business and industry experience, ability to act on behalf of stockholders and build long-term stockholder value, potential concerns regarding independence or conflicts of interest and other factors relevant in evaluating Board nominees. Although our Corporate Governance and Nominating Committee does not have a policy with regard to the consideration of diversity in identifying director candidates, overall Board of Directors diversity of industry background and experience is generally among the factors considered. Our Corporate Governance and Nominating Committee believes that a Board of Directors comprised of directors with diverse skills and experiences relevant to our industry will result in efficient and competent oversight of our various core competencies.

Our Corporate Governance and Nominating Committee will consider recommendations by stockholders of candidates for election to the Board of Directors. Any stockholder who wishes that the Corporate Governance and Nominating Committee consider a candidate must follow the procedures set forth in our bylaws. Under our bylaws, if a stockholder plans to nominate a person as a director at a meeting, the stockholder is required to place a proposed director’s name in nomination by written request delivered to or mailed and received at our principal executive offices not less than 90 nor more than 120 calendar days prior to the first anniversary of the date on which we first mailed proxy materials for the preceding year’s annual meeting. However, in the event that the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice by the stockholder must be so delivered not less than 90 nor more than 120 calendar days prior to the date of such annual meeting, or if the first public announcement of the date of such annual meeting is less than 100 days prior to the date of such annual meeting, the tenth day following the day on which public announcement is made.

Ability of Stockholders to Communicate with our Board of Directors

Our Board of Directors has established several means for stockholders and others to communicate with our Board of Directors. If a stockholder has a concern regarding our financial statements, accounting practices or internal controls, the concern should be submitted in writing to the Chair of our Audit Committee in care of our Secretary at the address of our principal executive offices. If the concern relates to our governance practices, business ethics or corporate conduct, the concern should be submitted in writing to the Chair of our Corporate Governance and Nominating Committee in care of our Secretary at the address of our principal executive offices. If a stockholder wishes to provide input with respect to our executive compensation policies and programs, input should be submitted in writing to the Chair of our Compensation Committee in care of our Secretary at the address of our principal executive offices. If a stockholder is unsure as to which category the concern relates, the stockholder may communicate it to any one of the independent directors in care of our Secretary at the address of our principal executive offices. All stockholder communications sent in care of our Company Secretary will be forwarded promptly to the applicable director(s).

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file electronically reports of ownership and changes in ownership of such securities with the SEC. Based on review of the copies of Forms 3 and 4 and amendments thereto filed electronically with the SEC during the year ended December 31, 2018 and Forms 5 and amendments thereto filed electronically with the SEC with respect to such year, or written representations that no Forms 5 were required, we believe all required forms have been filed by our officers, directors and greater than ten percent beneficial owners; however, the following were reported late: option exercises and forfeitures due to taxes by William Acheson on August 16, 2018, by Steve Sabes and David Abramson on August 21, 2018 and by Jon Sabes on August 22, 2018 were reported on late Form 4s filed electronically with the SEC on September 5, 2018.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees and all of our officers (specifically including but not limited to the principal executive officer (CEO), principal financial officer (CFO), principal accounting officer, and other members of management). Our Code of Business Conduct and Ethics satisfies the requirements of Item 406(b) of Regulation S-K. Our Code of Business Conduct and Ethics is available, free of charge, upon written request to our Corporate Secretary at 220 South Sixth Street, Suite 1200, Minneapolis, MN 55402.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for the 2017 and 2018 years awarded to or earned by: (i) each individual who served as the principal executive officer of GWG Holdings during 2018; and (ii) the two most highly compensated executive officers of GWG Holdings who were serving as executive officers at the end of 2018 and who received more than $100,000 in the form of salary and bonus during such year. These individuals are referred to as our “named executives.”

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Option Awards(1)	Total
Jon R. Sabes	2018	$491,546	$1,015,603	$—	$—	$1,507,149
Former Chief Executive Officer(2)	2017	$491,546	$212,881	$—	$—	$704,427

William B. Acheson	2018	$320,000	$693,353	$757,702	$—	$1,771,055
Chief Financial Officer	2017	$292,599	$177,901	$—	$381,313	$851,813

Steven F. Sabes	2018	$208,246	$54,343	$—	$—	$262,589
Former Chief Operating Officer – Life Epigenetics Inc. and Secretary(3)	2017	$216,255	$98,275	$—	$11,050	$325,580

____________

(1)      Amounts shown reflect the grant date fair value of stock awards and option awards granted for the respective year pursuant to the 2013 Stock Incentive Plan, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. For a discussion of the assumptions used in calculating the grant date fair value of stock awards and option awards made in 2018, see footnote 18 to our consolidated financial statements.

(2)      On April 26, 2019, and in connection with the closing of the Purchase and Contribution Transaction, Jon R. Sabes resigned as the Company’s Chief Executive Officer and from all officer positions he held with the Company or any of its subsidiaries prior to the Closing, other than his position as Chief Executive Officer of the Company’s technology focused wholly owned subsidiaries, Life Epigenetics Inc. (“Life Epigenetics”) and youSurance General Agency, LLC (“youSurance”).

(3)      On April 26, 2019, and in connection with the closing of the Purchase and Contribution Transaction, Steven F. Sabes resigned from all officer positions he held with the Company or any of its subsidiaries prior to the Closing, except as Chief Operating Officer of Life Epigenetics.

In general, in connection with its decisions about executive compensation, the Compensation Committee intends to consider the results of the most recent stockholder advisory vote on executive compensation as well as the advisory vote on the frequency of future advisory votes on executive compensation in determining how frequently to hold its Say-on-Pay vote in the future.

Employment Agreements and Change-in-Control Provisions

As of December 31, 2018, our named executives held the following positions: Mr. Jon R. Sabes, Chief Executive Officer and Chairman of the Board of Directors; Mr. William B. Acheson, Chief Financial Officer; and Mr. Steven F. Sabes, Chief Operating Officer - Life Epigenetics Inc., previously Executive Vice President of Originations and Servicing, President, and Chief Operating Officer.

In June 2011, we entered into employment agreements with each of Messrs. Jon R. Sabes and Steven F. Sabes. Each of these agreements has an initial one year term and is automatically renewed for additional one year periods unless terminated prior to such renewal. On June 28, 2017, we entered into an employment agreement with Mr. Acheson to replace his prior employment agreement dated May 30, 2014, which amendment increased his annual base salary from $225,000 to $320,000. Mr. Acheson’s current agreement has an initial three year term and is automatically renewed for additional one year periods unless either party gives notice of non-renewal at least 60 days prior to the expiration of the then current term. All of these employment agreements establish key employment terms (including reporting responsibilities, base salary, discretionary and bonus opportunity and other benefits), provide for severance benefits in certain situations (including change in control), and contain non-competition, non-solicitation and confidentiality covenants.

Under their respective employment agreements as of December 31, 2018, Mr. Jon R. Sabes received an annual base salary of $480,000 and Mr. Steven F. Sabes received an annual base salary of $200,000. Mr. William Acheson received an annual base salary of $225,000 until entering into his new employment agreement on June 28, 2017, at which time his annual base salary was increased to $320,000. The employment agreements contain customary provisions prohibiting the executives from soliciting our employees for a period of 12–18 months after any termination of employment, and from competing with our Company for either two years (if the executive is terminated for good cause or if he resigns without good reason) or one year (if we terminate the executive’s employment without good cause or if he resigns with good reason which includes a change in control). If an executive’s employment is terminated by us without “good cause” or if the executive voluntarily resigns with “good reason”, then the executive will be entitled to (i) severance pay for a period of 12 months and (ii) reimbursement for health insurance premiums for his family if he elects continued coverage under COBRA.

The employment agreements for Messrs. Jon R. Sabes and Steve F. Sabes also provided that we will reimburse them for any legal costs they incur in enforcing their rights under the employment agreement and, to the fullest extent permitted by applicable law, indemnify them for claims, costs and expenses arising in connection with their employment, regardless of the outcome of any such legal contest, as well as interest at the prime rate on any payments under the employment agreements that are determined to be past due, unless prohibited by law.

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

On November 28, 2018, the Company entered into restricted stock unit agreement with Bill Acheson pursuant to which Mr. Acheson received a grant of 73,348 restricted stock units. The grant was intended to be effective as of August 10, 2018. Each restricted stock unit entitled Mr. Acheson to receive one share of the Company’s common stock upon vesting, subject to remaining continuously employed by the Company or one of its subsidiaries through the applicable vesting date. The number of restricted stock units was increased by 14,336 as a result of dividend equivalent rights associated with the shares underlying the grant. One half of the restricted stock units vested on the grant date, with the remainder scheduled to vest in equal quarterly installments on each three month anniversary of the intended effective date of the grant. The vesting of all remaining unvested restricted stock units accelerated upon the closing of the Purchase and Contribution Transaction.

On April 26, 2019, and in connection with the closing of the Purchase and Contribution Transaction, (i) Jon R. Sabes resigned as the Company’s Chief Executive Officer and from all officer positions he held with the Company or any of its subsidiaries prior to the closing, other than his position as Chief Executive Officer of the Company’s technology focused wholly owned subsidiaries, Life Epigenetics Inc. (“Life Epigenetics”) and youSurance General Agency, LLC (“youSurance”), and (ii) Steven F. Sabes resigned as the Company’s Executive Vice President of Originations and Servicing and from all officer positions he held with the Company or any of its subsidiaries prior to the closing, except as Chief Operating Officer of Life Epigenetics. The resignations of Messrs. Jon and Steven Sabes included a full waiver and forfeit of (i) any severance that may be payable by the Company or any of its subsidiaries in connection with such resignations or the Purchase and Contribution Transactions and (ii) all equity awards of the Company currently held by either of them.

As contemplated by the Purchase and Contribution Agreement, the Company entered into performance share unit agreements (each a “PSU Agreement”) with certain employees of the Company pursuant to which such employees will receive a bonus under certain terms and conditions, including, among others, that such employees remain employed by the Company or one of its subsidiaries (or, if no longer employed, such employment was terminated by the Company other than for cause, as such term is defined in the PSU Agreement) for a period of 120 days following the closing of the Purchase and Contribution Transaction. The Company’s PSU Agreement with William B. Acheson, the Company’s Chief Financial Officer, was entered into on April 22, 2019 and provides for a target award grant of 125,000 performance share units, which equates to a retention bonus amount of $1,500,000. The description of the form of PSU Agreement is not complete and is qualified in its entirety by reference to the full text of the form of PSU Agreement which is incorporated by reference as Exhibit 10.20 to this Report.

On April 26, 2019, and in connection with the closing of the Purchase and Contribution Transaction, Murray T. Holland was appointed as Chief Executive Officer of the Company. On May 31, 2019, we entered into an employment agreement with Mr. Holland pursuant to which he is currently serving as our President and Chief Executive Officer. The employment agreement has an initial three year term and is automatically renewed for additional one year periods unless either party gives notice of non-renewal at least 60 days prior to the expiration of the then current term.

Under the employment agreement, Mr. Holland is entitled to an annual base salary of $650,000, retroactive to April 26, 2019, and is eligible to receive an annual cash bonus the target amount of which will be 150% of his base salary (prorated for the partial first year of employment). Whether the bonus is granted for a particular year, and the amount thereof, will be determined by our Compensation Committee in its discretion based upon Mr. Holland’s performance. Mr. Holland is also entitled to participate in all employee benefit plans and programs made available by the Company to the Company’s executive employees generally.

If Mr. Holland’s employment is terminated by us without “Cause” or if he voluntarily resigns with “Good Reason,” in each case as defined in the employment agreement, then (i) he will be entitled to severance pay in an amount equal to his annual base salary, payable in a lump sum within 30 days after the date of the termination, (ii) he will receive a pro-rated portion of the target amount of his annual cash bonus for the year in which termination occurs, and (iii) any performance share units (“PSUs”) or other equity incentives held by Mr. Holland will fully vest on the date of termination.

On May 31, 2019, and as contemplated by the employment agreement and discussed below, we entered into a PSU Agreement with Mr. Holland that provides for a target award grant of 129,717 PSUs (the “Target Award”), and up to a maximum of 259, 434 PSUs. Each PSU represents the right to receive one share of our common stock (or, following a Change-in-Control Transaction (as defined in the PSU Agreement, the cash value thereof), upon vesting, which is generally subject to (i) the satisfaction of performance goals over a three year performance period, as determined by our Compensation Committee in its sole discretion, and (ii) Mr. Holland remaining continuously employed by the Company or one of its subsidiaries (“Continuous Service”) from the date of grant through the date that the PSUs are vested and paid in shares of common stock (or cash). Promptly following the Company’s filing with the SEC of our Annual Report on Form 10-K for the year ended December 31, 2121 (the final year of the performance period), our Compensation Committee will review and certify in writing (a) whether, and to what extent, the performance goals have been achieved, and (b) the number of PSUs that vested, if any. At such time, PSUs that are not vested will be forfeited.

The PSUs are subject to forfeiture until they vest. If Mr. Holland’s Continuous Service terminates for any reason at any time before all PSUs have vested, all unvested PSUs will be automatically forfeited upon such termination of Continuous Service. However, if Mr. Holland’s Continuous Service terminates as a result of his death or disability, or as a result of a termination by the Company without Cause or by Mr. Holland for Good Reason, Mr. Holland will retain, and will not forfeit, a pro rata portion of the Target Award based on the number of days that he remained employed during the performance period. This retained portion of the Target Award will not be subject to accelerated vesting and, instead, will vest (and be paid in shares of common stock) based on extent to which the performance goals are achieved during the entire performance period.

If a “Sale Transaction,” as defined in the Company’s 2013 Stock Incentive Plan, occurs during the performance period, Mr. Holland remains in Continuous Service up until the date of such Sale Transaction, and the acquiring entity or successor to the Company does not assume the obligations of the Company under the PSU Agreement or replace the grant with a substantially equivalent incentive award, then all outstanding PSUs shall vest at Target Award levels on the date of such Sale Transaction.

If a Change-in-Control Transaction occurs during the performance period, then all outstanding PSUs will automatically vest at Target Award levels on the 120th day following the closing of the Change-in-Control Transaction (the “Retention Date”), contingent upon Mr. Holland remaining in Continuous Service through the Retention Date. However, if Mr. Holland’s Continuous Service terminates following the occurrence of a Change-in-Control Transaction and prior to the Retention Date for any reason other than as a result of a termination by the Company for Cause, then all outstanding PSUs will automatically vest at Target Award levels upon such termination. PSUs vesting upon a Change-in-Control will be paid in cash (not shares of common stock). The amount of cash to be paid to Mr. Holland in respect of each vested PSU will be equal to the greater of (y) $12.00 or (z) the Fair Market Value (as defined in the Plan) of a share of common stock as of the trading date immediately prior to the closing date of the Change-in-Control Transaction. The PSU Agreement includes a provision allowing the Company to reduce the payment to which Mr. Holland would be entitled upon a Change-in-Control Transaction to the extent needed for him to avoid paying an excise tax under Internal Revenue Code Section 280G, unless Mr. Holland would be better off, on an after-tax basis, receiving the full amount of such payments and paying the excise taxes due.

The above descriptions of our employment agreement and PSU Agreement with Mr. Holland are not complete and are qualified in its entirety by reference to the full text of such agreements which are incorporated by reference as Exhibits 10.22 and 10.23, respectively, to this Report.

2013 Stock Incentive Plan

We maintain the GWG Holdings, Inc. 2013 Stock Incentive Plan, under which 6,000,000 shares of our common stock have previously been approved for issuance. The 2013 Stock Incentive Plan permits the grant of both incentive and non-statutory stock options. Through December 31, 2018, we had issued stock options, SARs and Restricted Stock Units (hereinafter, “options”) for 2,662,097 shares of common stock to employees, officers, directors, and consultants under the plan. As of December 31, 2018, (i) 1,766,612 shares are reserved for issuance under outstanding options, of which 869,231 options have vested and the remaining outstanding are scheduled to vest over three years, (ii) 181,569 shares have been issued upon the exercise of options granted under the 2013 Stock Incentive Plan, and (iii) 3,337,903 shares remain available for issuance of future incentive grants. The Board of Directors adopted the 2013 Stock Incentive Plan to provide a means by which our employees, directors, officers and consultants may be granted an opportunity to purchase our common stock, to assist in retaining the services of such persons, to secure and retain the services of persons capable of filling such positions and to provide incentives for such persons to exert maximum efforts for our success.

Outstanding Equity Awards at Year End

As of December 31, 2018, our named executives had the following outstanding options to purchase common stock:

	OPTION AWARDS				STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(1)
Jon R. Sabes(2)	5,000	—	$8.20	4/7/2019
	5,000	—	$8.71	9/2/2019
	5,000	—	$9.01	11/24/2019
	5,000	—	$10.18	6/12/2020
	5,000	—	$8.55	8/18/2020
	5,000	—	$6.60	12/29/2020
	3,333	1,667	$6.35	4/29/2021
	3,333	1,667	$6.41	5/13/2021
	232,917	81,250	$9.47	11/10/2021

William B. Acheson	1,667	—	$6.00	12/29/2025
	1,667	—	$6.35	4/29/2026
	1,667	—	$6.41	5/13/2026
	6,250	—	$10.38	4/18/2027
	145,000	—	$10.20	6/29/2027
	—	—	—	—	38,259	$337,827

Steven F. Sabes(2)	1,667	—	$6.60	12/29/2020
	—	1,667	$6.35	4/29/2021
	—	1,667	$6.41	5/13/2021
	1,666	1,667	$9.64	9/19/2021
	—	3,333	$10.38	4/18/2022

____________

(1)      Market value calculations based on the Company’s closing stock price of $8.83 on December 31, 2018, the last trading day during the year ended December 31, 2018.

(2)      Messrs. Jon and Steven Sabes forfeited all equity awards of the Company held by without compensation in connection with the closing of the Purchase and Contribution Transaction.

Director Compensation

The following table sets forth the cash and non-cash compensation awarded to or earned by each individual who served as a member of our Board of Directors during the year ended December 31, 2018.

Director’s Name	Fees Earned or Paid in Cash 2018	Option Awards(1)		Total
Jon R. Sabes	$—	$—	(2)	$—
Steven F. Sabes	$—	$—	(2)	$—
David H. Abramson	$50,400	$—		$50,400
Thomas J. Donohue, Jr.	$24,100	$51,700		$75,800
Shawn R. Gensch	$33,600	$—		$33,600
Charles H. Maguire(3)	$19,200	$—		$19,200
Jeffrey L. McGregor	$40,800	$—		$40,800
Mark E. Schwarzmann	$33,600	$45,300		$78,900

____________

(1)      Amounts shown reflect the grant date fair value of stock option awards granted during 2018, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. Values reflect (i) a 25,200 share stock option, exercisable at $8.00 per share, granted to Mr. Donohue upon his initial election to the Board on May 10, 2018, and (ii) stock options to purchase an aggregate of 18,900 shares, exercisable at $8.00 per share, granted to Mr. Schwarzmann on May 10, 2018.

(2)      Excludes stock option awards granted to employee directors as compensation for serving as employees of our Company.

(3)      Mr. Maguire served as a director until our May 8, 2018 annual stockholders’ meeting, at which he elected not to stand for reelection.

During 2018, each independent board member received base compensation of $6,000 per quarter. In addition, the chairman of the audit committee received an additional $4,800 per quarter. The chairmen of the Compensation Committee and the Corporate Governance Committee each received an additional $2,400 per quarter. Also, each non-chair member of committees received an additional $1,200 per quarter.

On April 15, 2019, the Board approved changes to director compensation. In consideration for services provided and to be provided to the Company in their capacity as non-employee directors of the Company during the remainder of 2019, or until their earlier resignation in conjunction with the closing of the Purchase and Contribution Transaction, each individual serving as non-employee director of the Company prior to the closing of the Purchase and Contribution Transaction was entitled to receive cash compensation in the amount of $125,000. Such compensation was payable in three installments of $41,666, $41,666 and $41,667, respectively, on the last business day of June, September and December 2019, provided, however, that the entire unpaid portion of such compensation was accelerated and paid upon the closing of the Purchase and Contribution Transaction in accordance with the April 2019 changes to director compensation.

The Compensation Committee through consultation with its compensation advisors, approved a plan of compensation to be paid to the Company’s non-employee directors for the period following the closing of the Purchase and Contribution Agreement. Under this plan, all non-employee directors receive annualized cash compensation of $100,000 paid in quarterly installments in arrears. The Chair and members of the Board’s committees receive the additional annualized cash compensation set forth below:

Committee	Position	Additional Fees
Audit Committee	Chair	$15,000
	Member (other than Chair)	$10,000
Compensation Committee	Chair	$12,000
	Member (other than Chair)	$5,375
Corporate Governance Committee	Chair	$10,000
	Member (other than Chair)	$5,000
Special Committee	Member	$25,000

Further, each member of the Special Committee receives $1,000 for attending each in-person Special Committee meeting or $500 for participating telephonically. The Special Committee is a committee of the Board comprised solely of directors independent of Beneficient that was formed primarily for the purpose of considering and, if deemed appropriate, approving company transactions with or involving Beneficient.

On June 18, 2019, the Company entered into restriction stock unit agreements with each non-employee director of the Company pursuant to which each received a grant of 8,169 restricted stock units. Each restricted stock unit entitles the holder thereof to receive one share of the Company’s common stock upon vesting on the one year anniversary of the grant date, subject remaining a member of the Board and/or employed by or engaged as a consultant to the Company or one of its subsidiaries through such date, and subject to accelerated vesting in certain circumstances. Holders of restricted stock units are also entitled to dividend equivalent rights with respect to the shares underlying the grants.

The Company has entered into Indemnification Agreements (the “Indemnification Agreements”) with each of its current directors and executive officers (collectively, the “Indemnitees”). The Indemnification Agreements clarify and supplement indemnification provisions already contained in the Company’s bylaws and generally provide that the Company shall indemnify the Indemnitees to the fullest extent permitted by applicable law, subject to certain exceptions, against expenses, judgments, fines and other amounts actually and reasonably incurred in connection with their service as a director or officer and also provide for rights to advancement of expenses and contribution.

The description of the form of Indemnification Agreement and the restricted stock unit agreements set forth above are not complete and is qualified in its entirety by reference to the full text of the form of Indemnification Agreement and the form of restricted stock unit agreement which are filed as Exhibit 10.21 and Exhibit 10.28 to this Annual Report on Form 10-K, respectively, and are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans

We maintain our 2013 Stock Incentive Plan. The purpose of the 2013 Stock Incentive Plan is to provide a means by which our employees, directors, officers and consultants may be granted an opportunity to purchase our common stock, to assist in retaining the services of such persons, to secure and retain the services of persons capable of filling such positions and to provide incentives for such persons to exert maximum efforts for our success. 6,000,000 shares of our common stock have been approved for issuance under the 2013 Stock Incentive Plan, of which 3,337,903 shares remained available for issuance pursuant to future grants at December 31, 2018.

The 2013 Stock Incentive Plan was approved by our stockholders. The following table sets forth certain information as of December 31, 2018 with respect to securities authorized for issuance under compensation arrangements.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b) ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by stockholders:
Stock Options	1,397,951	$9.01	N/A
Stock Appreciation Rights	271,765	$8.59	N/A
Restricted Stock Units	53,403	N/A	N/A
2013 Stock Incentive Plan Total	1,723,119	$8.92	3,337,903

Beneficial Ownership

The following table sets forth certain information regarding beneficial ownership of the our common stock as of June 21, 2019 for (i) each person known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our current directors and executive officers, (iii) all named executive officers and directors as a group, and (iv) each other named executive officer identified in the Summary Compensation Table. Unless otherwise indicated, the address of each of the following persons is 220 South Sixth Street, Suite 1200, Minneapolis, MN 55402, and each such person has sole voting and investment power with respect to the shares of common stock set forth opposite such person’s name.

Name	Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Executive Officers:
Murray T. Holland(1)	25,913,516	78.4%
William B. Acheson(2)	289,397	*
Non-Employee Directors:
Brad K. Heppner(3)	2,500,000	7.6%
Peter T. Cangany, Jr.	—	—
Michelle Caruso-Cabrera	—	—
David F. Chavenson	—	—
Richard W. Fisher	—	—
David H. Glaser	—	—
Thomas O. Hicks(4)	1,452,155	4.4%
Dennis P. Lockhart	—	—
Kathleen J. Mason	—	—
Bruce W. Schnitzer	—	—
Roger T. Staubach	—	—
Sheldon I. Stein	—	—
David H. de Weese	—	—
Bruce E. Zimmerman	—	—
All current directors and officers as a group	30,155,068	90.8%
Other Named Executive Officers:
Jon R. Sabes(5)	—	—
Steven F. Sabes(6)	—	—
Other 5% Beneficial Owners:
Seller Trusts(7)	25,913,516	78.46%
Beneficient Company Holdings, L.P.(8)	2,500,000	7.6%
AltiVerse Capital Markets, L.L.C.(9)	1,452,155	4.4%

____________

*        Less than one percent

(1)      Includes 25,913,516 shares of Common Stock held by the Seller Trusts. Murray T. Holland is one of the trust advisors to the Seller Trusts; the other trust advisor is an individual unrelated to Mr. Holland, Jeffrey S. Hinkle. Mr. Holland and Mr. Hinkle have shared decision-making authority with respect to each of the Seller Trusts, including shared voting power and shared dispositive power over the shares of Common Stock held by each of the Seller Trusts. Mr. Holland has an indirect pecuniary interest in the shares of Common Stock held by the Seller Trusts resulting from his ownership interest in 30% of the outstanding membership interests of MHT Financial, LLC (“MHT”), the sole beneficiary of each of the Seller Trusts. Consequently, to the extent that MHT, as beneficiary, receives proceeds from the sale of Common Stock and Seller Trust L Bonds, as contemplated by the Master Agreement, in excess of its contractual obligations, Mr. Holland would have a right to his pro rata share of any distribution of such proceeds if and when made by MHT to its members. There can be no assurance (i) that MHT will receive any proceeds in excess of its contractual obligations, (ii) as to the amount of any such excess, or (iii) that any distribution of such excess will be distributed to members of MHT, including Mr. Holland. Mr. Holland disclaims beneficial ownership of the shares of Common Stock held by the Seller Trusts except to the extent of the pecuniary interest therein described above.

(2)      Shares reflected in the table include 108,146 shares held individually. The number of shares also includes 181,251 of vested stock options currently exercisable or vesting within 60 days granted pursuant to our 2013 Stock Incentive Plan.

(3)      Includes 2,500,000 shares of Common Stock held by Beneficient Capital Company, L.L.C., a Delaware limited liability company (“BCC”). BCC is a wholly-owned subsidiary of Beneficient Company Holdings, L.P., a Delaware limited partnership (“BEN Holdings”). BEN Holdings is also the managing member of BCC. BEN Holdings is controlled by its general partner, The Beneficient Company Group, L.P, a Delaware limited partnership (“BEN LP”). BEN LP is controlled by its general partner, Beneficient Management, L.L.C., a Delaware limited liability company (“BEN Management”). Brad K. Heppner serves as Director, Chairman and Chief Executive Officer of BEN Management. As a result, Mr. Heppner may be deemed to beneficially the shares of Common Stock owned by BCC. Mr. Heppner disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(4)      Includes 1,452,155 shares of Common Stock held by AltiVerse Capital Markets, L.L.C. (“AltiVerse”). AltiVerse is a Delaware limited liability company for which Hicks Holdings Operating LLC, a Delaware limited liability company (“Hicks Holding”), serves as Manager. Thomas O. Hicks serves as sole manager of Hicks Holdings. As a result, Mr. Hicks may be deemed to beneficially own the shares of Common Stock owned by AltiVerse. Mr. Hicks disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(5)      On April 26, 2019, and in connection with the closing of the Purchase and Contribution Transaction, Jon R. Sabes resigned as the Company’s Chief Executive Officer and from all officer positions he held with the Company or any of its subsidiaries prior to the Closing, other than his position as Chief Executive Officer of the Company’s technology focused wholly owned subsidiaries, Life Epigenetics and youSurance.

(6)      On April 26, 2019, and in connection with the closing of the Purchase and Contribution Transaction, Steven F. Sabes resigned from all officer positions he held with the Company or any of its subsidiaries prior to the Closing, except as Chief Operating Officer of Life Epigenetics.

(7)      The business address of the Seller Trusts is 325 North St. Paul Street, Ste. 4850, Dallas, Texas 75201. On January 12, 2018, we entered into a Master Exchange Agreement (the “Master Exchange Agreement”) pursuant to which we agreed to engage in a strategic transaction (the “Exchange Transaction”) with Beneficient and certain other parties (the “Seller Trusts”), in which the parties agreed to an exchange of certain assets. The Seller Trusts are a group of individual common law trusts that received shares of Common Stock in the Exchange Transaction. The trustee of each of the Seller Trusts is Delaware Trust Company. The trust advisors of each trust are two individuals unrelated to each other, Jeffrey S. Hinkle and Murray T. Holland, who have sole decision-making authority with respect to each trust. The beneficiary of each of the Seller Trusts is MHT Financial, LLC. The current members of MHT Financial, LLC are Shawn T. Terry and Mike McGill. The names of the various trusts comprising the Seller Trusts are as follows: The LT-1 Exchange Trust, The LT-2 Exchange Trust, The LT-3 Exchange Trust, The LT-4 Exchange Trust, The LT-5 Exchange Trust, The LT-6 Exchange Trust, The LT-7 Exchange Trust, The LT-8 Exchange Trust, The LT-9 Exchange Trust, The LT-12 Exchange Trust, The LT-14 Exchange Trust, The LT-15 Exchange Trust, The LT-16 Exchange Trust, The LT-17 Exchange Trust, The LT-18 Exchange Trust, The LT-19 Exchange Trust, The LT-20 Exchange Trust, The LT-21 Exchange Trust, The LT-22 Exchange Trust, The LT-23 Exchange Trust, The LT-24 Exchange Trust, The LT-25 Exchange Trust and The LT-26 Exchange Trust.

In connection with the Exchange Transaction, the Company and the Seller Trusts entered into a Stockholders Agreement that provides (among other standstill provisions) that until the Seller Trusts own, in the aggregate, voting securities representing less than 10% of the total voting power of all voting securities of the Company, all voting securities of the Company voted by the Seller Trusts will be voted solely in proportion with the votes cast by all other holders of voting securities of the Company on the matter. In connection with the Purchase and Contribution Transaction, the Stockholders Agreement was terminated and the Seller Trusts are now entitled to full voting rights with respect to the shares of Common Stock they own and are entitled to cast a majority of the votes on all matters requiring stockholder votes.

(8)      As a limited partnership, BEN LP is controlled by its general partner, Beneficient Management, LLC, which is currently governed by an 11 member board of directors. The business address of Beneficient is 325 North St. Paul Street, Ste. 4850, Dallas, Texas 75201.

(9)      AltiVerse is managed by its sole manager, Hicks Holdings Operating LLC, of which Thomas O. Hicks is the sole member and exercises voting and investment power with respect to the shares of Common Stock held by AltiVerse. The business address of AltiVerse is c/o Hicks Holdings Operating LLC, 2200 Ross Avenue, 50th Floor, Dallas, Texas 75201.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Conflict-of-Interest and Related-Party Transaction Policy

We have a Conflict-of-Interest and Related-Party Transaction Policy, pursuant to which our Board of Directors (or an authorized committee thereof) is responsible for reviewing policies and procedures with respect to related party transactions required to be disclosed pursuant to Item 404 of the SEC’s Regulation S-K (including transactions between the Company and its officers and directors, or affiliates of such officers or directors), and approving the terms and conditions of such related party transactions. Our Conflict-of-Interest and Related-Party Transaction Policy sets forth the processes and procedure to be taken in such review and approval, which includes obtaining approval by a majority of the disinterested members of the Board (or an authorized committee thereof) and otherwise in accordance with state law governing conflicts of interest, or if the transaction involves compensation payable to an executive, the Compensation Committee. The related party transactions in which we engaged during year 2018 and the interim 2019 year-to-date period, which are described below, were approved in accordance with Conflict-of-Interest and Related-Party Transaction Policy.

Transactions with Related Persons

Related party transactions that we have entered into during year 2018 and the interim 2019 year-to-date period are described below:

Purchase and Contribution Transaction

On April 15, 2019, Jon R. Sabes, the Company’s former Chief Executive Officer and a director, and Steven F. Sabes, the Company’s former Executive Vice President and a director, entered into the Purchase and Contribution Agreement with, among others, Beneficient. The Company was not a party to the Purchase and Contribution Agreement. However, the closing of the transactions contemplated by the Purchase and Contribution Agreement (the “Purchase and Contribution Transaction”) were subject to certain conditions that were dependent upon the Company taking, or refraining from taking, certain actions. The closing of the Purchase and Contribution Transaction occurred on April 26, 2019. See “Item 1 — Business — The Beneficient Transactions — The Expanded Strategic Relationship” for a description of the Purchase and Contribution Agreement and the Purchase and Contribution Transaction are described.

Among other actions taken in connection with the with the closing of the Purchase and Contribution Transaction, on April 26, 2019, Beneficient Capital Company, L.L.C., a Delaware limited liability company (“BCC”), and AltiVerse Capital Markets, L.L.C., a Delaware limited liability company (“AltiVerse”), executed and delivered a Consent and Joinder (the “Consent and Joinder”) to the Amended and Restated Pledge and Security Agreement dated October 23, 2017 by and among the Company, GWG Life, LLC, Messrs. Jon and Steven Sabes and the Bank of Utah (the “Security Agreement”). Pursuant to the Consent and Joinder, Messrs. Jon and Steven Sabes assigned their rights and delegated their obligations under the Security Agreement to BCC and AltiVerse, and BCC and AltiVerse became substitute grantors under the Security Agreement such that the shares of the Company’s common stock acquired by BCC and AltiVerse pursuant to the Purchase Agreement (as defined below) will continue to be pledged as collateral security for the Company’s obligations owing in respect of the L Bonds issued under the Amended and Restated Indenture governing our L Bonds. The description of the Consent and Joinder set forth above is not complete and is qualified in its entirety by reference to the full text of the Consent and Joinder which is incorporated by reference as Exhibit 10.19 to this Report.

In connection with the Exchange Transaction, the Company and the Seller Trusts entered into a Stockholders Agreement that provided (among other standstill provisions) that until the Seller Trusts own, in the aggregate, voting securities representing less than 10% of the total voting power of all voting securities of the Company, all voting securities of the Company voted by the Seller Trusts will be voted solely in proportion with the votes cast by all other holders of voting securities of the Company on the matter. On April 26, and in connection with the closing of the Purchase and Contribution Transaction, the Stockholders Agreement was amended and terminated, and the Seller Trusts are now entitled to full voting rights with respect to the shares of Common Stock they own and are entitled to cast a majority of the votes on all matters requiring stockholder votes.

Promissory Note with Certain LiquidTrusts

On May 31, 2019, our wholly-owned subsidiary GWG Life entered into a Promissory Note (the “Promissory Note”), made by Jeffrey S. Hinkle and Dr. John A. Stahl, not in their individual capacity but solely as trustees of The LT-1 LiquidTrust, The LT-2 LiquidTrust, The LT-5 LiquidTrust, The LT-7 LiquidTrust, The LT-8 LiquidTrust and The LT-9 LiquidTrust (collectively, the “Borrowers”) in the principal amount of $65,000,000 and payable to the order of GWG Life. Pursuant to the terms of the Promissory Note, GWG Life will fund a term loan to the Borrowers in an aggregate principal amount of $65,000,000 (the “Loan”), which Loan is to be funded in two installments as described below.

The Borrowers are common law trusts established as part of alternative asset financings extended by a subsidiary of BEN LP, of which the Company owns approximately 90% of the issued and outstanding common units. Although each Borrower is allocated a portion of the Loan equal to approximately 16.7% of the aggregate outstanding principal of the Loan, the Loan constitutes the joint and several obligations of the Borrowers.

Proceeds of the Loan are to be used primarily to further Beneficient’s diversification into alternative assets and ancillary businesses by positioning Beneficient’s balance sheet, working capital and liquidity profile to satisfy audit and anticipated State of Texas regulatory requirements.

An initial advance in the principal amount of $50,000,000 was funded on June 3, 2019 and, subject to satisfaction of certain customary conditions, it is anticipated that the second advance, in the principal amount of $15,000,000, will be funded no sooner than September 15, 2019 and no later than December 31, 2019. The Loan bears interest at 7.0% per annum, with interest payable at maturity, and matures on June 30, 2023. Subject to the Intercreditor Agreements (as described below), the Loan can be prepaid at the Borrowers’ election without premium or penalty.

The Loan is unsecured and is subject to certain covenants (including a restriction on the incurrence of any indebtedness senior to the Loan other than existing senior loan obligations to each of HCLP Nominees, L.L.C. (“HCLP”) and Beneficient Holdings, Inc. (“BHI”, and together with HCLP, the “Senior Lenders”), as lenders) and events of default. The Senior Lenders are directly or indirectly associated with Brad K. Heppner, who is Chairman of the Company’s Board of Directors.

A special committee of the Board of Directors of the Company (the “Special Committee”) composed solely of independent and disinterested directors of the Company, together with the assistance of its independent legal advisors, reviewed, negotiated and approved the terms of the Loan. The foregoing description of the Promissory Note is qualified in its entirety by reference to the full and complete terms of the Promissory Note, which is incorporated by reference as Exhibit 10.24 to this Report.

Intercreditor Agreements

In connection with the Promissory Note, the Company also entered into two intercreditor and subordination agreements: (1) an Intercreditor Agreement between the GWG Life and HCLP and (2) an Intercreditor Agreement between the GWG Life and BHI (the “Intercreditor Agreements”). Under the Intercreditor Agreements, GWG Life agrees to subordinate the Loan to the secured obligations of Beneficient and its affiliates outstanding to the Senior Lenders (the “Senior Loan Obligations”), agrees to not take any liens to secure the Loan (and to subordinate such liens, if any, to the liens of the Senior Lenders), and agrees not to take enforcement actions under the Promissory Note until such Senior Loan Obligations are paid in full. The Intercreditor Agreements establish various other inter-lender and subordination terms, including, without limitation, with respect to permitted actions by each party, permitted payments, waivers, voting arrangements in bankruptcy, application of certain proceeds and limitations on amendments of the respective loan obligations of the parties. The Senior Lenders have agreed not to extend the maturity of their respective loan obligations beyond June 30, 2023 or increase the outstanding principal of the loans made by the Senior Lenders without the written consent of GWG Life. GWG Life has agreed not to transfer the Promissory Note except with the written consent of the Senior Lenders (such consent not to be unreasonably withheld) or to the Company or direct or indirect wholly owned subsidiaries thereof. The Special Committee, together with the assistance of its independent legal advisors, reviewed, negotiated and approved the terms of the Intercreditor Agreements. The foregoing description of the Intercreditor Agreements are qualified in their entirety by reference to the full and complete terms of the Intercreditor Agreements, which are incorporated by reference as Exhibit 10.25 and Exhibit 10.26 to this Report.

Purchase of Additional Common Unites of BEN LP

On June 12, 2019, the Company acquired 1,000,000 BEN LP common units from unaffiliated holders of alternative assets that had sold the alternative assets to MHT Financial, LLC for contribution to various Exchange Trusts established by MHT Financial as part of the BEN LP liquidity products. The holders acquired the BEN LP common units from MHT Financial in satisfaction for a portion of the purchase price owed by MHT Financial for the alternative assets that MHT Financial contributed to the Exchange Trusts. Murray T. Holland, our Chief Executive Officer, was until recently a Managing Director of MHT Financial and continues to own a 30% interest in MHT Financial. Mr. Holland also serves as a trust advisor to the Exchange Trusts that hold the alternative assets. The purchase price for the BEN LP common units acquired by the Company was $10,000,000.

Director Independence

Our Board of Directors periodically reviews relationships that directors have with our Company to determine whether our directors are “independent directors” as such term is defined in Rule 5605(a)(2) of the NASDAQ Marketplace Rules. Our Board of Directors has determined that the following directors are independent directors: Peter T. Cangany, Jr., Michelle Caruso-Cabrera, David F. Chavenson, David H. Glaser, Dennis P. Lockhart, Kathleen Mason, Roger T. Staubach and Bruce Zimmerman.

Because the Seller Trusts currently own a majority of our outstanding Common Stock, we are a “controlled company” as that term is set forth in Rule 5615(c) of the NASDAQ Marketplace Rules. Under the NASDAQ rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain NASDAQ corporate governance requirements, including the requirements that:

•        a majority of our board of directors consist of independent directors;

•        our nominating and corporate governance committee be composed entirely of independent directors; and

•        our compensation committee be composed entirely of independent directors.

We are currently relying on the controlled company exemption for certain of the above requirements, including those related to the determination or recommendation of officer compensation.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents fees for professional audit services and 401(k) audit services, tax services and other services rendered by Baker Tilly Virchow Krause, LLP during years 2017 and 2018:

	2018	2017
Audit Fees(1)	$577,317	$345,526
Audit-Related Fees(2)	$16,423	$—
Tax Fees(3)	$105,560	$87,075
All Other Fees(4)	$11,913	$89,980
Total Fees	$711,213	$522,581

____________

(1)      Audit Fees consist of fees for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)      Audit-Related Fees consist principally of assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements but not reported under the caption Audit Fees above.

(3)      Tax Fees consist of fees for tax compliance, tax advice, and tax planning.

(4)      All Other Fees typically consist of fees for permitted non-audit products and services provided. All Other Fees included expenses related to our continuous offering of L Bonds and redeemable preferred stock.

The Audit Committee of our Board of Directors has reviewed the services provided by Baker Tilly Virchow Krause, LLP during year 2018 and the fees billed for such services. After consideration, the Audit Committee has determined that the receipt of these fees by Baker Tilly Virchow Krause, LLP is compatible with the provision of independent audit services. The Audit Committee discussed these services and fees with Baker Tilly Virchow Krause, LLP and our management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

Pre-Approval Policy

The written charter of the Audit Committee provides that all audit and non-audit accounting services permitted to be performed by the our independent registered public accounting firm under applicable rules and regulations must be pre-approved by the Audit Committee or by designated members of the Audit Committee, other than with respect to de minimis exceptions permitted under the Sarbanes-Oxley Act of 2002. All services performed by our independent registered public accounting firm during the years ended December 31, 2018 and 2017 were pre-approved in accordance with the written charter.

Prior to or as soon as practicable following the beginning of each year, a description of the audit, audit-related, tax, and other services expected to be performed by the independent registered public accounting firm in the following year will be presented to the Audit Committee for approval. Following such approval, any requests for audit, audit-related, tax, and other services not presented and pre-approved must be submitted to the Audit Committee for specific pre-approval and cannot commence until such approval has been granted. However, we have delegated the authority to grant specific pre-approval between meetings, as necessary, to the Chair of the Audit Committee. The Chair then updates the Audit Committee at the next regularly scheduled meeting of any services that were granted specific pre-approval.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Documents filed as part of this Form 10-K:

Financial Statement Schedule:

Not applicable.

Exhibit Index

Exhibit	Description
3.1	Certificate of Incorporation(1)
3.2	Bylaws as amended (filed herewith)
3.3	Certificate of Amendment to Certificate of Incorporation(3)
3.4	Certificate of Amendment to Certificate of Incorporation(7)
3.5	Certificate of Designation for Redeemable Preferred Stock(8)
3.6	Certificate of Amendment to Certificate of Designation for Redeemable Preferred Stock(8)
3.7	Certificate of Designation for Series 2 Redeemable Preferred Stock(10)
3.8	Certificate Of Designations Of Series B Convertible Preferred Stock(18)
4.1	Amended and Restated Indenture with Bank of Utah, dated October 23, 2017(5)
4.2	Amended and Restated Pledge and Security Agreement by and among GWG Holdings, Inc., GWG Life, LLC, Jon R. Sabes, Steven F. Sabes, and Bank of Utah, dated October 23, 2017(5)
4.3	Form of Subscription Agreement for Redeemable Preferred Stock(11)
4.4	Form of Subscription Agreement for Series 2 Redeemable Preferred Stock(14)
4.6	Amendment No. 1 to Amended and Restated Indenture with Bank of Utah, dated March 27, 2018(23)
4.7	Supplemental Indenture dated as of August 10, 2018 To The Amended And Restated Indenture dated as of October 23, 2017, as amended(18)
10.1	Amended and Restated Loan and Security Agreement with GWG DLP Funding IV, LLC (as borrower), CLMG Corp. (as agent) and LNV Corporation (as lender), dated September 27, 2017(2)
10.2*	Employment Agreement with William B. Acheson, dated June 30, 2017(9)
10.3*	2013 Stock Incentive Plan, as amended(16)
10.4*	Form of Stock Option Agreement used with 2013 Stock Incentive Plan(13)
10.5

Master Exchange Agreement with The Beneficient Company Group, L.P., a Delaware limited partnership, MHT Financial SPV, LLC, a Delaware limited liability company, and various related trusts, as amended and restated on January 18, 2018 with effect from January 12, 2018(15)

10.6

First Amendment to Master Exchange Agreement with The Beneficient Company Group, L.P., a Delaware limited partnership, MHT Financial SPV, LLC, a Delaware limited liability company, and various related trusts, dated April 30, 2018(15)

10.7

Second Amendment to Master Exchange Agreement with The Beneficient Company Group, L.P., a Delaware limited partnership, MHT Financial SPV, LLC, a Delaware limited liability company, and various related trusts, dated June 29, 2018(17)

10.8

Third Amendment to Master Exchange Agreement with The Beneficient Company Group, L.P., a Delaware limited partnership, MHT Financial SPV, LLC, a Delaware limited liability company, and various related trusts, dated August 10, 2018(18)

Exhibit	Description
10.9	Commercial Loan Agreement with The Beneficient Company Group, L.P., a Delaware limited partnership, dated August 10, 2018(18)
10.10	Amendment No. 1 dated December 27, 2018 to Commercial Loan Agreement with The Beneficient Company Group, L.P., a Delaware limited partnership(19)
10.11	Exchangeable Note from The Beneficient Company Group, L.P., a Delaware limited partnership, dated August 10, 2018(18)
10.12	Registration Rights Agreement with certain trusts related to The Beneficient Company Group, L.P., a Delaware limited partnership, and as set forth in the Agreement, dated August 10, 2018(18)
10.13	Registration Rights Agreement with The Beneficient Company Group, L.P., a Delaware limited partnership, dated August 10, 2018(18)
10.14	Registration Rights Agreement with each of the Exchange Trusts, dated December 27, 2018(19)
10.15	Stockholders Agreement with each of the Exchange Trusts and the Trust Advisors, dated December 27, 2018(19)
10.16	Orderly Marketing Agreement with the Trust Advisors to the Seller Trusts, dated December 27, 2018(19)
10.17	Participating Option Agreement with The Beneficient Company Group, L.P., a Delaware limited partnership, dated December 27, 2018(19)
10.18	Amendment to and Termination of Stockholders Agreement with each of the Exchange Trusts and the Trust Advisors, dated April 26, 2019(21)
10.19	Consent and Joinder to Amended and Restated Pledge and Security Agreement dated April 26, 2019(21)
10.20*	Form of PSU Agreement with William B. Acheson dated April 22, 2019(22)
10.21*	Form of Indemnification Agreement with Directors and Officers(21)
10.22*	Employment Agreement dated as of May 31, 2019 by and between GWG Holdings, Inc. and Murray T. Holland(24)
10.23*	Performance Share Unit Agreement dated as of May 31, 2019 by and between GWG Holdings, Inc. and Murray T. Holland(24)
10.24	Promissory Note dated May 31, 2019 made by and on behalf of certain LiquidTrust Borrowers(25)†
10.25	Intercreditor Agreement dated May 31, 2019 between GWG Life and HCLP Nominees, L.L.C.(25)
10.26	Intercreditor Agreement dated May 31, 2019 between GWG Life and Beneficient Holdings, Inc.(25)
10.27	Forbearance Letter Agreement dated July 3, 2019 between GWG DLP Funding IV, LLC and CLMG Corp. (as agent) (filed herewith)
10.28*	Form of Non-employee Director Restricted Stock Agreement (filed herewith)
21	List of Subsidiaries(23)
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.1	Section 302 Certification of the Chief Executive Officer (filed herewith)
31.2	Section 302 Certification of the Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99.1	Letter from ClearLife Limited, dated June 12, 2019 (filed herewith)
99.2	Portfolio of Life Insurance Policies as of December 31, 2018 (filed herewith)
99.3

Purchase and Contribution Agreement dated as of April 15, 2018 by and among The Beneficient Company Group, L.P., Beneficient Company Holdings, L.P., AltiVerse Capital Markets, L.L.C., Sabes AV Holdings, LLC, Jon R. Sabes, Steven F. Sabes, Insurance Strategies Fund, LLC and SFS Holdings, LLC(20)

99.4	The Beneficient Company Group, L.P. and Subsidiaries Consolidated Financial Statements and Independent Auditor’s Report (filed herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

____________

*        Management contract or compensatory plan or arrangement.

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

(11)    Incorporated by reference to Form S-1/A Registration Statement filed on October 23, 2015 (File No. 333-206626).

(12)    Incorporated by reference to Current Report on Form 8-K filed on May 10, 2017.

(13)    Incorporated by reference to Form S-1/A Registration Statement filed on June 6, 2014 (File No. 333-195505).

(14)    Incorporated by reference to Form S-1/A Registration Statement filed on February 7, 2017 (File No. 333-214896).

(15)    Incorporated by reference to Quarterly Report on Form 10-Q filed on May 1, 2018.

(16)    Incorporated by reference to Current Report on Form 8-K filed on May 9, 2018.

(17)    Incorporated by reference to Quarterly Report on Form 10-Q filed on August 14, 2018.

(18)    Incorporated by reference to Current Report on Form 8-K filed on August 14, 2018.

(19)    Incorporated by reference to Current Report on Form 8-K filed on January 4, 2019.

(20)    Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Schedule 13D jointly filed on April 16, 2019 by Jon R. Sabes and Steven F. Sabes, among others.

(21)    Incorporated by reference to Current Report on Form 8-K filed on April 30, 2019.

(22)    Incorporated by reference to Current Report on Form 8-K filed on April 26, 2019.

(23)    Incorporated by reference to Annual Report on Form 10-K filed on March 29, 2018.

(24)    Incorporated by reference to Current Report on Form 8-K filed on June 6, 2019.

(25)    Incorporated by reference to Current Report on Form 8-K filed on June 6, 2019.

†        Certain information has been excluded from this exhibit because it both is not material and would likely cause competitive harm to the registrant if publicly disclosed.

ITEM 16.  FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GWG HOLDINGS, INC.
Date: July 9, 2019	By:	/s/ Murray T. Holland
President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Murray T. Holland and Craig Opp, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her, and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below, as of July 9, 2019, by the following persons on behalf of the registrant and in the capacities indicated below.

Signature	Title
/s/ Murray T. Holland	President and Chief Executive Officer
Murray T. Holland	(Principal Executive Officer)
/s/ William B. Acheson	Chief Financial Officer
William B. Acheson	(Principal Financial and Accounting Officer)
/s/ Brad K. Heppner	Director
Brad K. Heppner
/s/ Peter T. Cangany, Jr.	Director
Peter T. Cangany, Jr.
/s/ Michelle Caruso-Cabrera	Director
Michelle Caruso-Cabrera
/s/ David F. Chavenson	Director
David F. Chavenson
/s/ Richard W. Fisher	Director
Richard W. Fisher
/s/ David H. Glaser	Director
David H. Glaser
/s/ Thomas O. Hicks	Director
Thomas O. Hicks
/s/ Dennis P. Lockhart	Director
Dennis P. Lockhart
/s/ Kathleen J. Mason	Director
Kathleen J. Mason
/s/ Bruce W. Schnitzer	Director
Bruce W. Schnitzer
/s/ Roger T. Staubach	Director
Roger T. Staubach

Signature	Title
/s/ Sheldon I. Stein	Director
Sheldon I. Stein
/s/ David H. de Weese	Director
David H. de Weese
/s/ Bruce E. Zimmerman	Director
Bruce E. Zimmerman