Form 10-Q
period 2019-03-31
GWG Holdings, Inc.
filed 2019-08-05
CIK 1522690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2019, GWG Holdings, Inc. had 33,033,420 shares of common stock outstanding.

GWG HOLDINGS, INC.

Index to Form 10-Q

for the Quarter Ended March 31, 2019

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019 (unaudited)	December 31, 2018
ASSETS
Cash and cash equivalents	$154,384,426	$114,587,084
Restricted cash	20,311,646	10,849,126
Investment in life insurance policies, at fair value	782,184,731	747,922,465
Life insurance policy benefits receivable, net	9,200,000	16,460,687
Financing receivable from affiliate	186,738,243	184,768,874
Equity method investment	359,096,434	360,841,651
Other assets	50,116,768	45,437,164
TOTAL ASSETS	$1,562,032,248	$1,480,867,051

LIABILITIES & STOCKHOLDERS’ EQUITY
LIABILITIES
Senior credit facility with LNV Corporation	$146,868,215	$148,977,596
L Bonds	756,397,420	651,402,663
Seller Trust L Bonds	366,891,940	366,891,940
Accounts payable	6,079,306	9,276,507
Interest and dividends payable	18,506,588	18,555,293
Other accrued expenses	6,030,841	4,705,170
TOTAL LIABILITIES	1,300,774,310	1,199,809,169

STOCKHOLDERS’ EQUITY

REDEEMABLE PREFERRED STOCK
(par value $0.001; shares authorized 100,000; shares outstanding 96,954 and 97,524; liquidation preference of $97,520,000 and $98,093,000 as of March 31, 2019 and December 31, 2018, respectively)	86,340,335	86,910,335
SERIES 2 REDEEMABLE PREFERRED STOCK
(par value $0.001; shares authorized 150,000; shares outstanding 148,110 and 148,359; liquidation preference of $148,974,000 and $149,225,000 as of March 31, 2019 and December 31, 2018, respectively)	128,813,787	129,062,704
COMMON STOCK
(par value $0.001; shares authorized 210,000,000; shares issued and outstanding 32,992,606 as of March 31, 2019 and 33,018,161 as of December 31, 2018)	32,993	33,018
Additional paid-in capital	245,294,858	249,662,168
Accumulated deficit	(199,224,035)	(184,610,343)
TOTAL STOCKHOLDERS’ EQUITY	261,257,938	281,057,882

TOTAL LIABILITIES & EQUITY	$1,562,032,248	$1,480,867,051

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
REVENUE
Gain (loss) on life insurance policies, net	$21,496,390	$13,868,745
Interest and other income	3,720,550	672,927
TOTAL REVENUE	25,216,940	14,541,672

EXPENSES
Interest expense	26,974,988	16,063,337
Employee compensation and benefits	5,153,984	3,742,669
Legal and professional fees	2,947,196	1,173,629
Other expenses	2,827,721	2,740,577
TOTAL EXPENSES	37,903,889	23,720,212

INCOME (LOSS) BEFORE INCOME TAXES	(12,686,949)	(9,178,540)
INCOME TAX EXPENSE (BENEFIT)	-	-

NET INCOME (LOSS) BEFORE EARNINGS (LOSS) FROM EQUITY METHOD INVESTMENT	(12,686,949)	(9,178,540)

Earnings (loss) from equity method investment	(1,926,743)	-

NET INCOME (LOSS)	(14,613,692)	(9,178,540)

Preferred stock dividends	4,296,314	3,704,484
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(18,910,006)	$(12,883,024)
NET INCOME (LOSS) PER COMMON SHARE
Basic	$(0.57)	$(2.22)
Diluted	$(0.57)	$(2.22)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	32,984,741	5,813,555
Diluted	32,984,741	5,813,555

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018*
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(14,613,692)	$(9,178,540)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Change in fair value of life insurance policies	(15,570,805)	(16,645,594)
Amortization of deferred financing and issuance costs	3,099,989	2,263,188
Accretion of discount on financing receivable from affiliate	(418,611)	-
Loss from equity method investment	1,926,743	-
Stock-based compensation	833,809	212,924
(Increase) decrease in operating assets:
Life insurance policy benefits receivable	7,260,687	4,356,031
Accrued interest on financing receivable	(1,550,758)	-
Other assets	(3,941,937)	(76,441)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued expenses	(3,327,959)	(1,758,132)
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(26,302,534)	(20,826,564)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	(27,392,631)	(25,299,825)
Carrying value of matured life insurance policies	8,701,168	5,083,294
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(18,691,463)	(20,216,531)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on senior debt	-	9,636,945
Repayments of senior debt	(2,373,135)	(12,691,280)
Proceeds from issuance of L Bonds	125,984,692	36,661,099
Payments for issuance and redemption of L Bonds	(23,973,679)	(12,245,448)
Issuance (repurchase) of common stock	(268,788)	-
Proceeds from issuance of preferred stock	-	41,865,169
Payments for issuance of preferred stock	-	(3,157,695)
Payments for redemption of preferred stock	(818,917)	(327,224)
Preferred stock dividends	(4,296,314)	(3,704,484)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	94,253,859	56,037,082

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	49,259,862	14,993,987

CASH, CASH EQUIVALENTS AND RESTRICTED CASH
BEGINNING OF PERIOD	125,436,210	142,771,176
END OF PERIOD	$174,696,072	$157,765,163

*	The line items Borrowings on senior debt and Repayments of senior debt for the three months ended March 31, 2018 have been revised to present gross activity that was previously reported net as discussed in Note 2 Correction of an Immaterial Error.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED

(unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$23,604,000	$13,475,000
Premiums paid, including prepaid	$19,113,000	$11,833,000
Payments for exercised stock options	$-	$37,000

NON-CASH INVESTING AND FINANCING ACTIVITIES
L Bonds:
Conversion of accrued interest and commissions payable to principal	$634,000	$342,000
Conversion of L Bonds to redeemable preferred stock	$-	$4,421,000
Investment in life insurance policies included in accounts payable	$2,914,000	$1,350,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Preferred Stock Shares	Preferred Stock	Common Shares	Common Stock (par)	Additional Paid-in Capital	Accumulated Deficit	Total Equity
Balance, December 31, 2017 (audited)	187,319	$173,115,447	5,813,555	$5,813	$—	$(39,449,517)	$133,671,743

Net income (loss)	—	—	—	—	—	(9,178,540)	(9,178,540)

Issuance of redeemable preferred stock	46,317	43,159,571	—	—	—	—	43,159,571

Redemption of redeemable preferred stock	(327)	(327,224)	—	—	—	—	(327,224)

Preferred stock dividends	—	(3,704,484)	—	—	—	—	(3,704,484)

Stock-based compensation	—	125,921	—	—	—	—	125,921

Balance, March 31, 2018	233,309	$212,369,231	5,813,555	$5,813	$—	$(48,628,057)	$163,746,987

Balance, December 31, 2018 (audited)	245,883	$215,973,039	33,018,161	$33,018	$249,662,168	$(184,610,343)	$281,057,882

Net income (loss)	—	—	—	—	—	(14,613,692)	(14,613,692)

Issuance of common stock	—	—	17,135	17	92,688	—	92,705

Repurchase of common stock	—	—	(42,690)	(42)	(361,451)	—	(361,493)

Redemption of redeemable preferred stock	(819)	(818,917)	—	—	—	—	(818,917)

Preferred stock dividends	—	—	—	—	(4,296,314)	—	(4,296,314)

Stock-based compensation	—	—	—	—	197,767	—	197,767

Balance, March 31, 2019	245,064	$215,154,122	32,992,606	$32,993	$245,294,858	$(199,224,035)	$261,257,938

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Nature of Business and Summary of Significant Accounting Policies

Nature of Business — GWG Holdings, Inc. (“GWG Holdings”) conducts its life insurance secondary market business through a wholly owned subsidiary, GWG Life, LLC (“GWG Life”), and GWG Life’s wholly owned subsidiaries, GWG Life Trust and GWG DLP Funding IV, LLC. GWG Holdings’ owns a significant equity interest in The Beneficient Company Group, L.P. (“BEN LP,” including all of the subsidiaries it may have from time to time — “Beneficient”). Beneficient is a financial services firm based in Dallas, Texas, that provides liquidity solutions for mid-to-high net worth (“MHNW”) individuals and small-to-mid (“STM”) size institutions, which previously had few options to obtain early liquidity for their alternative assets holdings. Beneficient has closed a limited number of these transactions to date, and intends to significantly expand its operations. All of these entities are legally organized in Delaware, other than GWG Life Trust, which is governed by the laws of the state of Utah. GWG Holdings’ wholly owned subsidiary, Life Epigenetics Inc. (formerly named Actüa Life & Annuity Ltd.) (“Life Epigenetics”) was formed to engage in various life insurance related businesses and activities related to its development of epigenetic technology. Through its wholly owned subsidiary, youSurance General Agency, LLC (“youSurance”), GWG Holdings offers life insurance directly to customers from a variety of life insurance carriers. Unless the context otherwise requires or we specifically so indicate, all references in this report to “we,” “us,” “our,” “our Company,” “GWG,” or the “Company” refer to these entities collectively. Our headquarters are currently in Minneapolis, Minnesota.

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

In 2018 and early 2019, we consummated a series of transactions (as more fully described below) with Beneficient that has resulted in a significant reorientation of our business and capital allocation strategy in addition to a change in our Board of Directors and executive management team.

The Exchange Transaction

On August 10, 2018 (the “Initial Transfer Date”), we completed the first of two closings (the “Initial Transfer”) contemplated by a Master Exchange Agreement with BEN LP and certain other parties (the “Seller Trusts”), which governs the strategic exchange of assets among the parties (the “Exchange Transaction”). On the Initial Transfer Date:

●	GWG issued to the Seller Trust L Bonds due 2023 (the “Seller Trust L Bonds”) in an aggregate principal amount of $403,234,866, as more fully described below;

●	Beneficient purchased 5,000,000 shares of GWG’s Series B Convertible Preferred Stock, par value $0.001 per share and having a stated value of $10 per share (“Series B”), for cash consideration of $50,000,000, which shares were subsequently transferred to the Seller Trusts, as more fully described below;

●	in consideration for GWG and GWG Life entering into the Master Exchange Agreement and consummating the transactions contemplated thereby, BEN LP, as borrower, entered into a commercial loan agreement (the “Commercial Loan Agreement”) with GWG Life, as lender, providing for a loan in a principal amount of $200,000,000 (the “Commercial Loan”);

●	BEN LP delivered to GWG a promissory note (the “Exchangeable Note”) in the principal amount of $162,911,379; and

●	the Seller Trusts delivered to GWG 4,032,349 common units of BEN LP at an assumed value of $10 per common unit.

On December 28, 2018, the final closing of the transaction occurred and the following actions took place (the “Final Closing” and the date upon which the Final Closing occurs, the “Final Closing Date”):

●	in accordance with the Master Exchange Agreement, and based on the net asset value of alternative asset financings as of the Final Closing Date, effective as of the Initial Transfer Date, (i) the principal amount of the Commercial Loan was reduced to $181,974,314, (ii) the principal amount of the Exchangeable Note was reduced to $148,228,432, and (iii) the principal amount of the Seller Trust L Bonds was reduced to $366,892,000;

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

●	the Seller Trusts refunded to GWG $840,430 in interest paid on the Seller Trust L Bonds related to the Seller Trust L Bonds that were issued as of the Initial Transfer Date but cancelled, effective as of the Initial Transfer Date;

●	the accrued interest on the Commercial Loan and the Exchangeable Note was added to the principal amount of the Commercial Loan, as a result of which the principal amount of the Commercial Loan as of the Final Closing Date was $192,507,946;

●	the Seller Trusts transferred to GWG an aggregate of 21,650,087 common units of BEN LP and GWG received 14,822,843 common units of BEN LP in exchange for the Exchangeable Note, upon completion of which GWG owned (including the 4,032,349 common units received by GWG on the Initial Transfer Date) 40,505,279 common units of BEN LP;

●	BEN LP issued to GWG an option (the “Option Agreement”) to acquire the number of common units of BEN LP, interests or other property that would be received by a holder of the NPC-A Prime limited partnership interests of Beneficient Company Holdings, L.P., an affiliate of BEN LP (“Beneficient Holdings”); and

●	GWG issued to the Seller Trusts 27,013,516 shares of GWG common stock (including 5,000,000 shares issued upon conversion of the Convertible Preferred Stock).

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

The Seller Trust L Bonds (see Note 10) are senior secured obligations of GWG, ranking junior only to all senior debt of GWG (see Note 8), pari passu in right of payment and in respect of collateral with all “L Bonds” of GWG (see Note 9), and senior in right of payment to all subordinated indebtedness of GWG. Payments under the Seller Trust L Bonds are guaranteed by GWG Life (see Note 22).

Series B Convertible Preferred Stock

The Series B converted into 5,000,000 shares of our common stock at a conversion price of $10 per share upon the Final Closing.

Commercial Loan

The $192,508,000 principal amount under the Commercial Loan is due on August 9, 2023; however, is extendable for two five-year terms. See Note 6 for a full description of the terms of the Commercial Loan. BEN LP’s obligations under the Commercial Loan are unsecured.

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

Option Agreement

In connection with the Final Closing, the Company entered into the Option Agreement with BEN LP. The Option Agreement gives us the option to acquire the number of common units in BEN LP that would be received by the holder of NPC-A Prime limited partnership interests of Beneficient Holdings, if such holder were converting on that date. There is no exercise price and the Company may exercise the option at any time until December 27, 2028, at which time the option will automatically settle.

Common Units of BEN LP

In connection with the Initial Transfer and Final Closing, the Seller Trusts and Beneficient delivered to us 40,505,279 common units of BEN LP. This represented an approximate 89.9% interest in the common units of BEN LP as of the Final Closing Date.

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the SEC requirements for interim reporting, which allows certain footnotes and other financial information normally required by Generally Accepted Accounting Principles in the United States of America (GAAP) to be condensed or omitted. In our opinion, the condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for the fair presentation of our financial position and results of operations. These statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation — The condensed consolidated financial statements include the accounts of GWG Holdings, Inc. and all its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated upon consolidation.

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

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Use of Estimates — The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make significant estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of revenue during the reporting period. We regularly evaluate estimates and assumptions, which are based on current facts, historical experience, management’s judgment, and various other factors that we believe to be reasonable under the circumstances. Our actual results may differ materially and adversely from our estimates. The most significant estimates with regard to these condensed consolidated financial statements relate to (1) the determination of the assumptions used in estimating the fair value of our investments in life insurance policies, (2) the assessment of potential impairment of our equity method investment and our equity security investment and determination of the allowance for credit losses on our financing receivable, and (3) the value of our deferred tax assets and liabilities. Periodically, we make significant estimates in assessing the fair value of assets acquired and consideration given in return for those assets, which are used to establish the initial recorded values of such assets in accordance with ASC 805, Business Combinations. Under ASC 805, the consideration paid in an asset acquisition is allocated among the assets acquired based on their relative fair values at acquisition date. In relation to the Exchange Transaction, relative fair values obtained from a third-party valuation firm were used to calculate the amounts recorded for the Commercial Loan, the Exchangeable Note, the equity method investment and the option agreement at their acquisition dates.

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

Cash, cash equivalents and restricted cash on our condensed consolidated statements of cash flows include cash and cash equivalents of $154.4 million and restricted cash of $20.3 million as of March 31, 2019, and $141.2 million and $16.6 million, respectively, as of March 31, 2018.

Life Insurance Policies — ASC 325-30, Investments in Insurance Contracts, permits a reporting entity to account for its investments in life insurance policies using either the investment method or the fair value method. We elected to use the fair value method to account for our life insurance policies. We initially record our purchase of life insurance policies at the purchase price, which is the amount paid for the policy, inclusive of all external fees and costs associated with the purchase. At each subsequent reporting period, we re-measure the investment at fair value in its entirety and recognize the change in fair value as unrealized gain or loss in the current period, net of premiums paid, within gain (loss) on life insurance policies, net in our condensed consolidated statements of operations.

In a case where our acquisition of a policy is not complete as of a reporting date, but we have nonetheless advanced direct costs and deposits for the acquisition, those costs and deposits are recorded as other assets on our condensed consolidated balance sheets until the acquisition is complete and we have secured title to the policy. On both March 31, 2019 and December 31, 2018, none of our other assets comprised direct costs and deposits that we had advanced for life insurance policy acquisitions.

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

Life Insurance Policy Benefits Receivable, Net — Our policy benefit receivables represent amounts due from insurance carriers for claims submitted on matured life insurance policies. Policy benefit receivables are recorded at the policy benefit amounts less reserves for estimated uncollectible amounts. Uncollectible policy benefits can result from challenges by the insurance carrier to the legal validity of the policy, typically related to the concept of insurable interest, or from liquidity or solvency problems at the insurance carrier (although policy benefits are senior to any other obligations of a carrier).

We reserve for policy benefits when it becomes probable that we will not collect the full amount of the policy benefit. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information becomes available. Uncollectible policy benefits are written off against the reserves when it is deemed that a policy amount is uncollectible. As of March 31, 2019, the balance of the allowance for uncollectible receivables was $4.3 million, relating to a single life insurance policy claim where collection is doubtful.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Other Assets — Included in other assets at March 31, 2019 are $38.6 million of equity security investment (see below), $5.1 million of prepaid expenses, $1.4 million of net fixed assets, $0.6 million of security deposits with states for life settlement provider licenses, $0.3 million net secured merchant cash advances and $4.1 million of other miscellaneous assets — including Life Epigenetics’ exclusive license for the “DNA Methylation Based Predictor of Mortality” technology for the life insurance industry. At December 31, 2018, other assets included $38.6 million of equity security investment, $1.2 million of prepaid expenses, $1.5 million of net fixed assets, $0.6 million of security deposits with states for life settlement provider licenses, $0.5 million net secured merchant cash advances and $3.1 million of other miscellaneous assets.

In December 2018, in connection with the Final Closing of the Exchange Transaction, the Company entered into an Option Agreement with Beneficient. The agreement gives GWG the option to acquire the number of common units in BEN LP that would be received by the holder of NPC-A Prime limited partnership interests of Beneficient Holdings. There is no exercise price and the Company may exercise the option at any time until December 27, 2028, at which time the option will automatically settle. The Option Agreement is recorded in other assets at a value of $38.6 million at both March 31, 2019 and December 31, 2018. The Option Agreement is considered an equity security investment and the Company has elected the measurement alternative for equity securities without a readily determinable fair value. Under this measurement alternative, we record the Option Agreement at its cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investments of Beneficient. As at March 31, 2019, there were no indications of impairment. The instrument earns a preferred return which we accrue to the investment balance and record in interest and other income in the condensed consolidated statement of operations.

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

Losses on financing receivables are recognized when they are incurred, which requires us to make our best estimate of probable losses. Specific allowances are recorded for individually impaired loans to the extent we have determined that it is probable that we will be unable to collect all amounts due according to original contractual terms of the loan agreement. Certain loans classified as impaired may not require an allowance for loan loss because we believe that we will ultimately collect the unpaid balance (through collection or collateral repossession). The method for calculating the best estimate of losses depends on the type and risk characteristics of the related financing receivable. Such an estimate requires consideration of historical loss experience, adjusted for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates, financial health of market sectors, and the present and expected future levels of interest rates. The underlying assumptions, estimates and assessments we use to provide for losses are updated periodically to reflect our view of current conditions. Changes in such estimates can significantly affect the allowance and provision for losses. It is possible that we will experience credit losses that are different from our current estimates. We have no allowance for losses at March 31, 2019 or December 31, 2018. Write-offs are deducted from the allowance for losses when we judge the principal to be uncollectible and subsequent recoveries are added to the allowance at the time cash is received on a written-off account.

Equity Method Investment — We account for investments in common stock or in-substance common stock in which we have the ability to exercise significant influence, but do not own a controlling financial interest, under the equity method of accounting. Investments within the scope of the equity method of accounting are initially measured at cost, including the cost of the investment itself and direct transaction costs incurred to acquire the investment. After the initial recognition of the investment at cost, we recognize income and losses from our investment by adjusting upward or downward the balance of our equity method investment on our condensed consolidated balance sheet with such adjustments, if any, flowing through earnings (loss) from equity method investment on our condensed consolidated statement of operations, in all cases adjusted to reflect amortization of basis differences, if any, and the elimination of intercompany gains and losses, if any. Cash distributions received from equity method investees are recorded as reductions to the investment balance and classified on the statement of cash flows using the cumulative earnings approach.

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

For more information on equity method investments, see Note 7.

Leases – The Company currently has one significant lease relating to office space that is classified as an operating lease. We assess whether an arrangement is a lease at inception. Leases with an initial term of twelve months or less are not recorded on the balance sheet. We have elected the practical expedient to not separate lease and non-lease components for all assets. Operating lease assets and operating lease liabilities are calculated based on the present value of the future minimum lease payments over the lease term at the lease start date. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease start date in determining the present value of future payments. The operating lease asset is increased by any lease payments made at or before the lease start date and reduced by lease incentives and initial direct costs incurred. The lease term includes options to renew or terminate the lease when it is reasonably certain that we will exercise that option. The exercise of lease renewal options is at our sole discretion. The depreciable life of lease assets and leasehold improvements are limited by the lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

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

Deferred Financing and Issuance Costs — Loans advanced to us under our amended and restated senior credit facility with LNV Corporation, as described in Note 8, are reported net of financing costs, including issuance costs, sales commissions and other direct expenses, which are amortized using the straight-line method over the term of the facility. The L Bonds, as described in Note 9, are reported net of financing costs, which are amortized using the interest method over the term of those borrowings. Selling and issuance costs of Redeemable Preferred Stock (“RPS”) and Series 2 Redeemable Preferred Stock (“RPS 2”), described in Notes 11 and 12, are netted against additional paid-in-capital, until depleted, and then against the outstanding balance of the preferred stock are netted against additional paid-in-capital, until depleted, and then against the outstanding balance of the preferred stock. The offerings of our RPS and RPS 2 closed in March 2017 and April 2018, respectively. There were no issuance costs associated with August 2018 issuance of the Series B Convertible Preferred Stock (“Series B”), described in Note 13.

Earnings (Loss) per Share — Basic earnings (loss) per share attributable to common shareholders are calculated using the weighted-average number of shares outstanding during the reported period. Diluted earnings (loss) per share are calculated based on the potential dilutive impact of our RPS, RPS 2, restricted stock units, warrants and stock options. Due to our net loss attributable to common shareholders for the three months ended March 31, 2019 and 2018, there are no dilutive securities.

Reclassification — Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. See Note 22 for an explanation of certain reclassifications we recorded in comparative periods on the guarantor financial statements.

Newly Adopted Accounting Pronouncements — On January 1, 2019, we adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with a term greater than twelve months. We elected to adopt the standard using the modified retrospective method, without restatement of prior periods’ financial information. The impact to the balance sheet was the addition of approximately $0.9 million in right-of-use assets, a reduction to deferred rent of $0.7 million, and a net increase to lease liabilities of $1.6 million for our operating lease. The adoption of the new standard did not materially affect our condensed consolidated statements of operations, condensed consolidated statements of cash flows or condensed consolidated statements of changes in stockholders’ equity.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Recently Issued Accounting Pronouncements — In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans. The standard requires entities to use a new, forward-looking “expected loss” model that is expected to generally result in the earlier recognition of allowances for losses. The guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those years, but early adoption is permitted. The Company is evaluating the potential impact of this guidance on our condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The guidance is effective for fiscal years and interim periods beginning after December 15, 2019. Certain of the amendments require prospective application, while the remainder require retrospective application. Early adoption is allowed either for the entire standard or only the provisions that eliminate or modify the requirements. The Company is currently evaluating the potential impact of this guidance on our condensed consolidated financial statements.

(2) Correction of an Immaterial Error

In the condensed consolidated statement of cash flows for the three months ended March 31, 2018, we have separated the gross borrowings and repayments on our senior credit facility that were previously erroneously reported on a net basis in cash flows from financing activities.

For the three months ended March 31, 2018, we previously reported net repayments of senior debt of $3.1 million. We have revised the comparative information for the three months ended March 31, 2018 to report gross borrowings on senior debt of $9.6 million and gross repayments of senior debt of $12.7 million in the condensed consolidated statement of cash flows. This revision had no effect on the total cash flows from financing activities.

(3) Restrictions on Cash

Under the terms of our amended and restated senior credit facility with LNV Corporation (discussed in Note 8), we are required to maintain collection and payment accounts that are used to collect policy benefits from pledged policies, pay annual policy premiums, interest and other charges under the facility, and distribute funds to pay down the facility.

The agents for the lender authorize the disbursements from these accounts. At March 31, 2019 and December 31, 2018, there was a balance of $17,724,000 and $4,164,000, respectively, in these collection and payment accounts.

To fund the Company’s acquisition of life insurance policies, we are required to maintain escrow accounts. Distributions from these accounts are made according to life insurance policy purchase contracts. At March 31, 2019 and December 31, 2018, there was a balance of $2,587,000 and $6,685,000, respectively, in the Company’s escrow accounts.

(4) Investment in Life Insurance Policies

Our investments in life insurance policies are valued based on unobservable inputs that are significant to their overall fair value. Changes in the fair value of these policies, net of premiums paid, are recorded in gain (loss) on life insurance policies, net in our condensed consolidated statements of operations. Fair value is determined on a discounted cash flow basis that incorporates life expectancy assumptions generally derived from reports obtained from widely accepted life expectancy providers (other than insured lives covered under small face amount policies — those with $1 million in face value benefits or less — which utilize either a single fully underwritten, or simplified report based on self-reported medical interview), assumptions relating to cost-of-insurance (premium) rates and other assumptions. The discount rate we apply incorporates current information about the discount rates observed in the life insurance secondary market, fixed income market interest rates, the estimated credit exposure to the insurance companies that issued the life insurance policies and management’s estimate of the operational risk premium a purchaser would require to receive the future cash flows derived from our portfolio as a whole. Management has significant discretion regarding the combination of these and other factors when determining the discount rate. As a result of management’s analysis, a discount rate of 8.25% was applied to our portfolio as of both March 31, 2019 and December 31, 2018.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Portfolio Information

Our portfolio of life insurance policies, owned by our subsidiaries as of March 31, 2019, is summarized below:

Life Insurance Portfolio Summary

Total life insurance portfolio face value of policy benefits	$2,098,428,000
Average face value per policy	$1,757,000
Average face value per insured life	$1,885,000
Average age of insured (years)*	81.7
Average life expectancy estimate (years)*	7.6
Total number of policies	1,194
Number of unique lives	1,113
Demographics	78% Males; 22% Females
Number of smokers	53
Largest policy as % of total portfolio face value	0.6%
Average policy as % of total portfolio	0.1%
Average annual premium as % of face value	3.0%

*	Averages presented in the table are weighted averages.

A summary of our policies, organized according to their estimated life expectancy dates as of the reporting date, is as follows:

	As of March 31, 2019			As of December 31, 2018
Years Ending December 31,	Number of Policies	Estimated Fair Value	Face Value	Number of Policies	Estimated Fair Value	Face Value
2019	6	$4,118,000	$4,445,000	9	$6,380,000	$7,305,000
2020	33	34,924,000	43,429,000	41	46,338,000	59,939,000
2021	76	66,708,000	97,989,000	81	68,836,000	108,191,000
2022	109	99,532,000	175,228,000	104	97,231,000	177,980,000
2023	115	105,957,000	206,536,000	109	93,196,000	185,575,000
2024	120	97,732,000	228,427,000	107	84,150,000	211,241,000
Thereafter	735	373,214,000	1,342,374,000	703	351,791,000	1,297,761,000
Totals	1,194	$782,185,000	$2,098,428,000	1,154	$747,922,000	$2,047,992,000

We recognized life insurance benefits of $30,459,000 and $14,504,000 during the three months ended March 31, 2019 and 2018, respectively, related to policies with a carrying value of $8,701,000 and $5,083,000, respectively, and as a result recorded realized gains of $21,758,000 and $9,421,000.

A reconciliation of gain (loss) on life insurance policies is as follows:

	Three Months Ended March 31,
	2019	2018
Change in estimated probabilistic cash flows(1)	$17,131,000	$19,005,000
Unrealized gain on acquisitions(2)	4,459,000	6,974,000
Premiums and other annual fees	(15,832,000)	(12,197,000)
Change in discount rates(3)	-	-
Change in life expectancy evaluation(4)	-	(4,868,000)
Face value of matured policies	30,459,000	14,504,000
Fair value of matured policies	(14,721,000)	(9,549,000)
Gain (loss) on life insurance policies, net	$21,496,000	$13,869,000

(1)

Change in fair value of expected future cash flows relating to our investment in life insurance policies that are not specifically attributable to changes in life expectancy, discount rate changes or policy maturity events.

(2)	Gain resulting from fair value in excess of the purchase price for life insurance policies acquired during the reporting period.
(3)

The discount rate applied to estimate the fair value of the portfolio of life insurance policies we own was 8.25% at both March 31, 2019 and December 31, 2018, and 10.45% at both March 31, 2018 and December 31, 2017.

(4)	The change in fair value due to updating life expectancy estimates on certain life insurance policies in our portfolio.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Estimated premium payments and servicing fees required to maintain our current portfolio of life insurance policies in force for the next five years, assuming no mortalities, are as follows:

Years Ending December 31,	Premiums	Servicing	Premiums and Servicing Fees
Nine months ending December 31, 2019	$50,753,000	$1,413,000	$52,166,000
2020	78,314,000	1,413,000	79,727,000
2021	90,938,000	1,413,000	92,351,000
2022	104,170,000	1,413,000	105,583,000
2023	116,608,000	1,413,000	118,021,000
2024	126,999,000	1,413,000	128,412,000
	$567,782,000	$8,478,000	$576,260,000

Management anticipates funding the majority of the premium payments and servicing fees estimated above from cash flows realized from life insurance policy benefits, and to the extent necessary, with additional borrowing capacity created as the premiums and servicing costs of pledged life insurance policies become due, under the amended and restated senior credit facility with LNV Corporation as described in Note 8, and the net proceeds from our offering of L Bonds as described in Note 9. Management anticipates funding premiums and servicing costs of non-pledged life insurance policies with cash flows realized from life insurance policy benefits from our portfolio of life insurance policies and net proceeds from our offering of L Bonds. The proceeds of these capital sources may also be used for the purchase, policy premiums and servicing costs of additional life insurance policies, working capital and financing expenditures including paying principal, interest and dividends.

(5) Fair Value Definition and Hierarchy

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

ASC 820 maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring the use of observable inputs whenever available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect assumptions about how market participants price an asset or liability based on the best available information. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date (a non-distressed transaction in which neither seller nor buyer is compelled to engage in the transaction). A sale of the portfolio or a portion of the portfolio in an other than orderly transaction would likely occur at less than the fair value of the respective life insurance policies.

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

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Level 3 Valuation Process

The estimated fair value of our portfolio of life insurance policies is determined on a quarterly basis by management taking into consideration a number of factors, including changes in discount rate assumptions, estimated premium payments and life expectancy estimate assumptions, as well as any changes in economic and other relevant conditions. The discount rate incorporates current information about discount rates observed in the life insurance secondary market, fixed income market interest rates, the estimated credit exposure to the insurance company that issued the life insurance policy and management’s estimate of the operational risk premium a purchaser would require to receive the future cash flows derived from our portfolio as a whole. Management has significant discretion regarding the combination of these and other factors when determining the discount rate.

These inputs are then used to estimate the discounted cash flows from the portfolio using the ClariNet LS probabilistic and stochastic portfolio pricing model from ClearLife Limited, which estimates the expected cash flows using various mortality probabilities and scenarios. The valuation process includes a review by senior management as of each quarterly valuation date. We also engage ClearLife Limited to prepare a net present value calculation of our life insurance portfolio using the inputs we provide on a quarterly basis. A copy of a letter documenting the ClariNet LS calculation as of March 31, 2019 is filed as Exhibit 99.1 to this report.

The following table reconciles the beginning and ending fair value of our Level 3 investments in our portfolio of life insurance policies for the periods ended March 31, as follows:

	Three Months Ended March 31,
	2019	2018
Beginning balance	$747,922,000	$650,527,000
Purchases	27,393,000	25,300,000
Maturities (initial cost basis)	(8,701,000)	(5,083,000)
Net change in fair value	15,571,000	16,645,000
Ending balance	$782,185,000	$687,389,000

Historically, for life insurance policies with face amounts greater than $1 million and that are not pledged as collateral under our amended and restated senior credit facility with LNV Corporation (approximately 25.5% of our portfolio by face amount of policy benefits), we attempted to obtain updated life expectancy reports on a continuous rotating three year cycle. For life insurance policies that are pledged under our amended and restated senior credit facility with LNV Corporation (approximately 62.6% of our portfolio by face amount of policy benefits), we are presently required to begin to update the life expectancy estimates every two years beginning from the closing date of the amended and restated senior credit facility with LNV Corporation. For the remaining small face insurance policies (i.e., a policy with $1 million in face value benefits or less), we historically employed other methods and timeframes to update life expectancy estimates.

With the adoption of the Longest Life Expectancy method in the fourth quarter of 2018 (as described under “Fair Value Components — Life Expectancies” within the Management Discussion and Analysis section), we discontinued the practice of obtaining updated life expectancy reports (or updating specific life expectancies in any manner) except as may be required by lenders to comply with existing and future covenants within credit facilities. This change was accounted for as a change in accounting estimate and affects current and future periods. To the extent such updated life expectancy reports are available, we do not expect to incorporate these life expectancy reports into our revised valuation methodology; however, we will monitor this data to determine over time if there exists any additive predictive value in relation to the basis of its mortality projections.

The following table summarizes the inputs utilized in estimating the fair value of our portfolio of life insurance policies:

	As of March 31, 2019	As of December 31, 2018
Weighted-average age of insured, years*	81.7	82.1
Weighted-average life expectancy, months*	91.7	93.2
Average face amount per policy	$1,757,000	$1,775,000
Discount rate	8.25%	8.25%

(*)	Weighted-average by face amount of policy benefits

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

Change in Fair Value of the Investment in Life Insurance Policies

	Change in Life Expectancy Estimates
	minus 8 months	minus 4 months	plus 4 months	plus 8 months
March 31, 2019	$116,407,000	$59,103,000	$(56,941,000)	$(113,465,000)
December 31, 2018	$113,410,000	$57,661,000	$(55,470,000)	$(110,473,000)

	Change in Discount Rate
	minus 2%	minus 1%	plus 1%	plus 2%
March 31, 2019	$97,636,000	$46,366,000	$(42,069,000)	$(80,359,000)
December 31, 2018	$95,747,000	$45,440,000	$(41,179,000)	$(78,615,000)

Other Fair Value Considerations

The carrying value of policy benefit receivables, prepaid expenses, accounts payable and accrued expenses approximate fair value due to their short-term maturities and low credit risk. Using the income-based valuation approach, the estimated fair value of our L Bonds and Seller Trust L Bonds, largely containing the same terms, having an aggregate face value of $1,136,199,000 as of March 31, 2019, is approximately $1,164,650,000 based on a weighted-average market interest rate of 7.02%.

The Commercial Loan receivable from BEN LP has a below-market interest rate of 5.0% per year; provided that the accrued interest from the date of the Initial Transfer to the Final Closing Date of the Exchange Transaction was added to the principal balance of the Commercial Loan. From and after the Final Closing Date, one-half of the interest, or 2.5% per year, is due and payable monthly in cash, and (ii) one-half of the interest, or 2.5% per year, accrues and compounds annually on each anniversary date of the Final Closing Date and becomes due and payable in full in cash on the maturity date. Utilizing an implied yield of 6.75%, we estimate the fair value of the Commercial Loan to be approximately $185,222,000 as of March 31, 2019 based on a market yield analysis for similar instruments with similar credit profiles.

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

GWG MCA Capital, Inc. (“GWG MCA”) participated in the merchant cash advance industry by directly advancing sums to merchants and lending money, on a secured basis, to companies that advance sums to merchants. Each quarter, we review the carrying value of these cash advances, determine if an impairment exists and establish or adjust an allowance for loan loss as necessary. At March 31, 2019, one of our secured cash advances was impaired. Specifically, the secured loan to Nulook Capital LLC had an outstanding balance of $1,879,000 and an allowance for loan loss of $1,879,000 at March 31, 2019. We deem fair value to be the estimated collectible value on each loan or advance made from GWG MCA. Secured merchant cash advances, net of allowance for loan loss, of $258,000 and $547,000 are included within other assets on our condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively. Where we estimate the collectible amount to be less than the outstanding balance, we record an allowance for the difference. Provision for merchant cash advances are recorded within other expenses on our condensed consolidated statements of operations (see Note 17).

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The following table summarizes outstanding common stock warrants (discussed in Note 15) as of March 31, 2019:

Month issued	Warrants issued	Fair value per share	Risk free rate	Volatility	Term
September 2014	16,000	$1.26	1.85%	17.03%	5 years
	16,000

(6) Financing Receivable from Affiliate

Commercial Loan

On August 10, 2018, in connection with the Initial Transfer of the Exchange Transaction, GWG Life, as lender, and BEN LP, as borrower, entered into the Commercial Loan Agreement. On December 28, 2018, the Final Closing Date of the Exchange Transaction, the agreement was amended to adjust the principal to $192,508,000. The principal amount under the Commercial Loan is due on August 9, 2023, but is extendable for two five-year terms under certain circumstances. The extensions are available to the borrower provided that (a) in the event BEN LP completes at least one public offering of its common units raising at least $50,000,000, which on its own or together with any other public offering of BEN LP’s common units results in Beneficient raising at least $100,000,000, then the maturity date will be extended to August 9, 2028; and (b) in the event that BEN LP (i) completes at least one public offering of its common units raising at least $50,000,000, which on its own or together with any other public offering of BEN LP’s common units results in Beneficient raising at least $100,000,000 and (ii) at least 75% of Beneficient Holding’s total outstanding NPC-B limited partnership interests, if any, have been converted to shares of BEN LP’s common units, then the maturity date will be extended to August 9, 2033.

Repayment of the Commercial Loan is subordinated in right of payment to other Beneficient obligations, including (i) Beneficient’s exiting senior debt obligations, (ii) any of Beneficient’s commercial bank debt and (iii) any Beneficient obligations that may arise in connection with the issuance of Preferred Series B Unit Accounts of Beneficient Holdings. BEN LP’s obligations under the Commercial Loan Agreement are unsecured.

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

The Commercial Loan Agreement includes customary events of default, including, but not limited to, non-payment of principal or interest, failure to comply with covenants, failure to pay other indebtedness when due, cross-acceleration to other debt, material adverse effects, events of bankruptcy and insolvency, and unsatisfied judgments. The borrower was in violation of certain of its financial reporting covenants in the Commercial Loan Agreement as of March 31, 2019. GWG Life has agreed to a forbearance of its rights and remedies under the Commercial Loan Agreement relating to such noncompliance until July 31, 2019. As of the date of this filing, the borrower is current on its financial reporting covenants.

The principal amount of the Commercial Loan bears interest at 5.00% per year from the Final Closing Date. One-half of the interest, or 2.50% per year, is due and payable monthly in cash, and (ii) one-half of the interest, or 2.50% per year, accrues and compounds annually on each anniversary date of the Final Closing Date and becomes due and payable in full in cash on the maturity date. The accrued interest from the Initial Transfer to the Final Closing Date was added to the principal amount of the Commercial Loan. The Commercial Loan was recorded at a discount as a result of the relative fair value allocations for the assets received in the Initial Transfer of the Exchange Transaction. Under ASC 805, Business Combinations, the consideration paid in an asset acquisition is allocated among the assets acquired based on their relative fair values at acquisition date. The discount is being amortized to interest income over the term of the loan.

In accordance with the Supplemental Indenture issuing the Seller Trust L Bonds, upon a redemption event or at the maturity date of the Seller Trust L Bonds, the Company, at its option, may use the outstanding principal amount of the Commercial Loan, and accrued and unpaid interest thereon, as repayment consideration of the Seller Trust L Bonds (see Note 10).

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes outstanding principal, discount and accrued interest balances of the Commercial Loan receivable:

	As of March 31, 2019	As of December 31, 2018
Commercial Loan receivable – principal	$192,508,000	$192,508,000
Discount on Commercial Loan receivable	(7,427,000)	(7,846,000)
Accrued interest receivable on Commercial Loan	1,657,000	107,000
Financing receivable from affiliate	$186,738,000	$184,769,000

(7) Equity Method Investment

During 2018, in connection with the Initial Transfer and Final Closing of the Exchange Transaction, we acquired 40.5 million common units of BEN LP for a total limited partnership interest in the common units of BEN LP of approximately 89.9% as of December 31, 2018. The common units of BEN LP are not publicly traded on a stock exchange.

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

We have determined that Beneficient is a VIE, but that we are not the primary beneficiary of the investment. GWG does not have the power to direct any activities of Beneficient, or any of its related parties, that most significantly impact Beneficient’s economic performance. GWG has no board representation at BEN LP or at its general partner. The general partner is exclusively assigned all management powers over the business and affairs of Beneficient, and the limited partners do not have the ability to remove the general partner. BEN LP’s limited partnership agreement specifies that any person or group that acquires beneficial ownership of 20% or more of BEN LP’s common limited partnership units (including us) forfeits all voting rights associated with all of its common units and such common units may not be voted on any matter. Therefore, we do not consolidate the results of Beneficient in our consolidated financial statements. The Company’s exposure to risk of loss in Beneficient is generally limited to its investment in the common units of BEN LP, its financing receivable from Beneficient and its equity security investment in the Option Agreement to purchase additional common units of BEN LP.

The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs at March 31, 2019 and December 31, 2018:

	As of March 31, 2019		As of December 31, 2018
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
Financing receivable from affiliate	$186,738,000	$186,738,000	$184,769,000	$184,769,000
Equity method investment	359,096,000	359,096,000	360,842,000	360,842,000
Other asset	38,607,000	38,607,000	38,562,000	38,562,000
Total assets	$584,441,000	$584,441,000	584,173,000	584,173,000

Our investment in the common units of BEN LP is presented in equity method investment on our condensed consolidated balance sheets. Our proportionate share of earnings or losses from our investee is recognized in earnings (loss) from equity method investment in our condensed consolidated statements of operations. We record our share of the income or loss of Beneficient on a one-quarter lag.

Financial information pertaining to Beneficient is summarized in the table below:

October 1 to December 31, 2018 (unaudited)
Total revenues	$25,306,000
Net loss	(41,644,000)
Net loss attributable to BEN LP common unitholders	(13,192,000)
Net loss attributable to GWG(1)	(1,927,000)

(1)	Represents our portion of Beneficient’s net earnings (loss) from October 1, 2018 to December 31, 2018.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Due to our accounting election to record the equity earnings of Beneficient on a one quarter-lag, for the quarter ended March 31, 2019, we recorded a loss of $1,927,000 for our share of the net earnings of Beneficient for the period from October 1 to December 31, 2018. For the period from October 1 to December 28, 2018, we owned 13.9% of the common units of BEN LP. Effective December 28, 2018, as a result of the Final Closing of the Exchange Transaction, our ownership of BEN LP common units increased to approximately 89.9%.

A substantial majority of the net assets of Beneficient are currently represented by intangible assets and goodwill. As such, we believe substantially all of our equity method investment is characterized as equity method goodwill as of March 31, 2019. We do not believe conditions exist indicating an other-than-temporary loss in value of our investment and no impairment has been recorded to our equity method investment as of March 31, 2019.

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

(8) Credit Facility — LNV Corporation

On September 27, 2017, we entered into an amended and restated senior credit facility with LNV Corporation as lender through our subsidiary GWG DLP Funding IV, LLC (“DLP IV”). The amended and restated senior credit facility makes available a total of up to $300,000,000 in credit with a maturity date of September 27, 2029. Additional advances are available under the amended and restated senior credit facility at the LIBOR rate as herein defined. Advances are available as the result of additional borrowing base capacity, created as the premiums and servicing costs of pledged life insurance policies become due. Interest will accrue on amounts borrowed under the amended and restated senior credit facility at an annual interest rate, determined as of each date of borrowing or quarterly if there is no borrowing, equal to (a) the greater of 12-month LIBOR or the federal funds rate (as defined in the agreement) plus one-half of one percent per annum, plus (b) 7.50% per annum. The effective rate at March 31, 2019 was 10.51%. Interest payments are made on a quarterly basis.

As of March 31, 2019, approximately 62.6% of the total face value of our life insurance policies portfolio is pledged to LNV Corporation. The amount outstanding under this facility was $155,836,000 and $158,209,000 at March 31, 2019 and December 31, 2018, respectively. Obligations under the amended and restated senior credit facility are secured by a security interest in DLP IV’s assets, for the benefit of the lenders, through an arrangement under which Wells Fargo Bank, N.A. serves as securities intermediary. The life insurance policies owned by DLP IV do not serve as direct collateral for the obligations of GWG Holdings under the L Bonds and Seller Trust L Bonds. The difference between the amount outstanding and the carrying amount on our condensed consolidated balance sheets is due to netting of unamortized debt issuance costs.

The amended and restated senior credit facility has certain financial and nonfinancial covenants. Due to our failure to deliver GWG Life, LLC audited financial statements for 2018 to LNV Corporation within 90 days after the end of the year, we were in violation of our debt covenants as of March 31, 2019. We subsequently failed to comply with a similar requirement to issue GWG Life, LLC unaudited financial statements to LNV Corporation for the first quarter of 2019 within 45 days after March 31, 2019. CLMG Corp., as administrative agent for LNV Corporation, issued a forbearance extending the delivery date for those financial statements until July 22, 2019. The covenant violations were cured during the forbearance period and we are in compliance with the debt covenants as of the date of this filing.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(9) L Bonds

We began publicly offering and selling L Bonds in January 2012 under the name “Renewable Secured Debentures”. These debt securities were re-named “L Bonds” in January 2015. L Bonds are publicly offered and sold on a continuous basis under a registration statement permitting us to sell up to $1.0 billion in principal amount of L Bonds through January 2018. On December 1, 2017, an additional public offering was declared effective permitting us to sell up to $1.0 billion in principal amount of L Bonds on a continuous basis until December 2020. The new offering is a follow-on to the previous L Bond offering and contains the same terms and features. We are party to an indenture governing the L Bonds dated October 19, 2011, as amended (“Indenture”), under which GWG Holdings is obligor, GWG Life is guarantor, and Bank of Utah serves as indenture trustee. On October 23, 2017, the parties entered into the Amended and Restated Indenture in connection with the new offering. On March 27, 2018, GWG L Bond holders approved Amendment No.1 to the Amended and Restated Indenture. This amendment expands the definition of Total Coverage to include, without duplication, the value of all of our other assets as reflected on our most recently available balance sheet prepared in accordance with GAAP. The Amended and Restated Indenture contains certain financial and non-financial covenants, and we were in compliance with these covenants at March 31, 2019 and December 31, 2018.

We publicly offer and sell L Bonds under a registration statement declared effective by the SEC and have issued Seller Trust L Bonds under a Supplemental Indenture, as described in Note 10. We have temporarily suspended the offering of our L Bonds as a result of our delay in filing certain periodic reports with the SEC, including this report. We anticipate recommencing our L Bond offering in the third quarter of 2019; however, there is no assurance that we will be able to do so within that timeframe. The L Bonds and Seller Trust L Bonds are secured by substantially all the assets of GWG Holdings, a pledge of all our common stock held by Beneficient Capital Company, L.L.C. (“BCC”), an indirect subsidiary of BEN LP and AltiVerse Capital Markets, L.L.C. (“AltiVerse”) (which together represent approximately 12% of our outstanding common stock), and by a guarantee and corresponding grant of a security interest in substantially all the assets of GWG Life(1). As a guarantor, GWG Life has fully and unconditionally guaranteed the payment of principal and interest on the L Bonds and Seller Trust L Bonds. GWG Life’s equity in DLP IV(2) serves as collateral for our L Bond and Seller Trust L Bond obligations. Substantially all of our life insurance policies are held by DLP IV or GWG Life Trust (“the Trust”). The policies held by DLP IV are not direct collateral for the L Bonds as such policies are pledged to the amended and restated senior credit facility with LNV Corporation.

(1)	The Seller Trust L Bonds (see Note 10) are senior secured obligations of GWG, ranking junior to all senior debt of GWG (see Note 8) and pari passu in right of payment and in respect of collateral with all L Bonds of GWG. Payments under the Seller Trust L Bonds are guaranteed by GWG Life. The assets exchanged in the Exchange Transaction are available as collateral for all holders of the L Bonds and Seller Trust L Bonds. Specifically, the common units of BEN LP and the Option Agreement are held by GWG Holdings and the Commercial Loan is held by GWG Life.

(2)	The terms of our amended and restated senior credit facility with LNV Corporation require that we maintain a significant excess of pledged collateral value over the amount outstanding on the amended and restated senior credit facility at any given time. Any excess after satisfying all amounts owing under our amended and restated senior credit facility is available as collateral for the L Bonds (including the Seller Trust L Bonds).

The bonds have renewal features under which we may elect to permit their renewal, subject to the right of bondholders to elect to receive payment at maturity. Interest is payable monthly or annually depending on the election of the investor.

At March 31, 2019 and December 31, 2018, the weighted-average interest rate of our L Bonds was 7.11% and 7.10%, respectively. The principal amount of L Bonds outstanding was $769,307,000 and $662,152,000 at March 31, 2019 and December 31, 2018, respectively. The difference between the amount of outstanding L Bonds and the carrying amount on our condensed consolidated balance sheets is due to netting of unamortized deferred issuance costs, cash receipts for new issuances and payments of redemptions in process. Amortization of deferred issuance costs was $2,836,000 and $1,999,000 for the three months ended March 31, 2019 and 2018, respectively. Future expected amortization of deferred financing costs as of March 31, 2019 is $29,462,000 in total over the next seven years.

Future contractual maturities of L Bonds, and future amortization of their deferred financing costs, at March 31, 2019 are as follows:

Years Ending December 31,	Contractual Maturities	Unamortized Deferred Financing Costs
Nine months ending December 31, 2019	$112,567,000	$898,000
2020	159,710,000	3,970,000
2021	146,935,000	5,671,000
2022	80,589,000	3,685,000
2023	73,631,000	3,795,000
2024	60,200,000	3,328,000
Thereafter	135,675,000	8,115,000
	$769,307,000	$29,462,000

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(10) Seller Trust L Bonds

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

Our L Bonds are offered and sold under a registration statement declared effective by the SEC, as described in Note 9 and we have issued Seller Trust L Bonds under a Supplemental Indenture. We have temporarily suspended the offering of our L Bonds as a result of our delay in filing certain periodic reports with the SEC, including this report. We anticipate recommencing our L Bond offering in the third quarter of 2019; however, there is no assurance that we will be able to do so within that timeframe. The L Bonds and Seller Trust L Bonds are secured by substantially all the assets of GWG Holdings, a pledge of all our common stock held by BCC and AltiVerse (which together represent approximately 12% of our outstanding common stock), and by a guarantee and corresponding grant of a security interest in substantially all the assets of GWG Life(1). As a guarantor, GWG Life has fully and unconditionally guaranteed the payment of principal and interest on the L Bonds and Seller Trust L Bonds. GWG Life’s equity in DLP IV(2) serves as collateral for our L Bond and Seller Trust L Bond obligations. Substantially all of our life insurance policies are held by DLP IV or GWG Life Trust. The policies held by DLP IV are not direct collateral for the L Bonds as such policies are pledged to the amended and restated senior credit facility with LNV Corporation.

(1)	The Seller Trust L Bonds are senior secured obligations of GWG, ranking junior to all senior debt of GWG (see Note 8) and pari passu in right of payment and in respect of collateral with all L Bonds of GWG (see Note 9). Payments under the Seller Trust L Bonds are guaranteed by GWG Life. The assets exchanged in the Initial Transfer are available as collateral for all holders of the L Bonds and Seller Trust L Bonds. Specifically, the common units of BEN LP and the Option Agreement are held by GWG Holdings and the Commercial Loan is held by GWG Life.

(2)	The terms of our amended and restated senior credit facility with LNV Corporation require that we maintain a significant excess of pledged collateral value over the amount outstanding on the amended and restated senior credit facility at any given time. Any excess after satisfying all amounts owing under our amended and restated senior credit facility is available as collateral for the L Bonds (including the Seller Trust L Bonds).

The principal amount of Seller Trust L Bonds outstanding was $366,892,000 at both March 31, 2019 and December 31, 2018.

(11) Redeemable Preferred Stock

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

At the time of its issuance, we determined that the RPS contained two embedded features: (1) optional redemption by the holder, and (2) optional conversion by the holder. We determined that each of the embedded features met the definition of a derivative and that the RPS should be considered an equity host for the purposes of assessing the embedded derivatives for potential bifurcation. Based on our assessment under Accounting Standards Codification 470, Debt, (“ASC 470”), we do not believe bifurcation of either the holder’s redemption or conversion feature is appropriate.

(12) Series 2 Redeemable Preferred Stock

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

(13) Series B Convertible Preferred Stock

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

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(14) Income Taxes

We had a current income tax liability of $0 as of both March 31, 2019 and December 31, 2018. The components of our income tax expense (benefit) and the reconciliation at the statutory federal tax rate to our actual income tax expense (benefit) for the three months ended March 31, 2019 and 2018 consisted of the following:

	Three Months Ended
	March 31, 2019	March 31, 2018
Statutory federal income tax (benefit)	$(2,664,000)	$(1,928,000)
State income taxes (benefit), net of federal benefit	(1,123,000)	(701,000)
Change in valuation allowance	4,170,000	2,604,000
Other permanent differences	(383,000)	25,000
Total income tax expense (benefit)	$—	$—

The tax effects of temporary differences that give rise to deferred income taxes were as follows:

	As of March 31, 2019	As of December 31, 2018
Deferred tax assets:
Net operating loss carryforwards	$9,791,000	$10,491,000
Other assets	34,850,000	29,996,000
Subtotal	44,641,000	40,487,000
Valuation allowance	(44,555,000)	(40,385,000)
Deferred tax assets	86,000	102,000

Deferred tax liabilities:
Investment in life insurance policies	—	—
Other liabilities	(86,000)	(102,000)
Net deferred tax asset (liability)	$—	$—

At March 31, 2019 and December 31, 2018, we had federal net operating loss (“NOL”) carryforwards of $34,064,000 and $36,501,000, respectively, and aggregate state NOL carryforwards of approximately $34,038,000 and $36,475,000, respectively. The NOL carryforwards will begin to expire in 2031. Future utilization of NOL carryforwards is subject to limitations under Section 382 of the Internal Revenue Code. This section generally relates to a more than 50 percent change in ownership over a three-year period. As a result of the Exchange Transaction, it is believed that a change in ownership for income tax purposes only has occurred as of December 28, 2018. As such, the annual utilization of our net operating losses generated prior to the ownership change is limited. Based on the estimated value of the Company prior to the Exchange Transaction, utilization of pre-ownership change net operating losses are subject to an annual limitation of approximately $7,564,000.

We provide for a valuation allowance when it is not considered “more likely than not” that our deferred tax assets will be realized. As of March 31, 2019, based on all available evidence, we have provided a valuation allowance against our total net deferred tax asset of $44,555,000 due to uncertainty as to the realization of our deferred tax assets during the carryforward periods.

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

Under our accounting policies, interest and penalties on unrecognized tax benefits, as well as interest received from favorable tax settlements are recognized as components of income tax expense. At March 31, 2019 and December 31, 2018, we recorded no accrued interest or penalties related to uncertain tax positions.

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

(15) Common Stock

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

In conjunction with the initial public offering, we issued warrants to purchase 16,000 shares of common stock at an exercise price of $15.63 per share. As of March 31, 2019, none of these warrants had been exercised. The remaining life of these warrants at March 31, 2019 was 0.5 years.

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

The common shares issued to the Seller Trusts were initially subject to a Stockholders Agreement between GWG and the Seller Trusts, under which the Seller Trusts, as long as they own at least 10% of the voting shares of GWG, agree to vote their shares in proportion to the votes cast by all other voting securities of GWG. In addition, the Seller Trusts agree, for the period of one year after the Final Closing, not to seek or propose to influence or control the management, Board or policies of GWG. The Stockholders Agreement was terminated in connection with the closing of the Purchase and Contribution Transaction on April 26, 2019 (see Note 24).

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

The following table includes information about the stock repurchase program for the three months ended March 31, 2019:

Monthly Period	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
January 2019	42,488	$8.47	52,523	$1,072,000
February 2019	202	8.88	52,725	1,070,000
March 2019	—	—	—	—
Total	42,690	$8.47	52,725	$1,070,000	(1)

(1)	The stock repurchase program expired on April 30, 2019.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(16) Stock Incentive Plan

We adopted our 2013 Stock Incentive Plan in March 2013, as amended on June 1, 2015, May 5, 2017 and May 8, 2018. The Compensation Committee of our Board of Directors is responsible for the administration of the plan. Participants under the plan may be granted incentive stock options and non-statutory stock options; stock appreciation rights; stock awards; restricted stock; restricted stock units; and performance shares. Eligible participants include officers and employees of GWG Holdings and its subsidiaries, members of our Board of Directors, and consultants. Option awards generally expire 10 years from the date of grant. As of March 31, 2019, 6,000,000 of our common stock options are authorized under the plan, of which 2,662,097 shares were reserved for issuance under outstanding incentive awards and 3,337,903 shares remain available for future grants.

Stock Options

As of March 31, 2019, we had outstanding stock options for 1,361,000 shares of common stock to employees, officers, and directors under the plan. Options for 832,000 shares have vested and the remaining options are scheduled to vest over three years. The options were issued with an exercise price between $6.35 and $10.38 for those beneficially owning more than 10% of our common stock, and between $4.83 and $11.56 for all others, which is equal to the market price of the shares on the date of grant. As of March 31, 2019, stock options for 732,000 shares had been forfeited and stock options for 761,000 shares had been exercised. The total intrinsic value of stock options exercised during the three months ended March 31, 2019 was $129,000. The aggregate intrinsic value of stock options outstanding and exercisable at March 31, 2019 was $4,003,000 and $2,553,000, respectively.

Outstanding stock options:

	Vested	Unvested	Total
Balance as of December 31, 2017	857,192	779,756	1,636,948
Granted during the year	63,950	314,000	377,950
Vested during the year	503,503	(503,503)	—
Exercised during the year	(569,864)	—	(569,864)
Forfeited during the year	(21,582)	(25,501)	(47,083)
Balance as of December 31, 2018	833,199	564,752	1,397,951
Granted during the period	—	—	—
Vested during the period	35,808	(35,808)	—
Exercised during the period	(37,067)	—	(37,067)
Forfeited during the period	—	—	—
Balance as of March 31, 2019	831,940	528,944	1,360,884

As of March 31, 2019, unrecognized compensation expense related to unvested options is $894,000. We expect to recognize this compensation expense over the next three years: $436,000 in 2019, $324,000 in 2020, and $134,000 in 2021.

Stock Appreciation Rights (SARs)

As of March 31, 2019, we had outstanding SARs for 255,000 shares of the common stock to employees. The strike price of the SARs was between $6.75 and $10.38, which was equal to the market price of the common stock at the date of issuance. SARs vest over varying terms of up to three years. As of March 31, 2019, 101,000 of the SARs were vested and 163,000 have been exercised. On March 31, 2019, the market price of GWG’s common stock was $11.97.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Outstanding SARs:

	Vested	Unvested	Total
Balance as of December 31, 2017	189,053	153,919	342,972
Granted during the year	2,625	111,025	113,650
Vested during the year	71,785	(71,785)
Exercised during the year	(145,622)	—	(145,622)
Forfeited during the year	—	(39,235)	(39,235)
Balance as of December 31, 2018	117,841	153,924	271,765
Granted during the period	—	—	—
Vested during the period	—	—	—
Exercised during the period	(17,100)	—	(17,100)
Forfeited during the period	—	——	—
Balance as of March 31, 2019	100,741	153,924	254,665

The liability for the SARs as of March 31, 2019 and December 31, 2018 was $762,000 and $349,000, respectively, and was recorded within other accrued expenses on the condensed consolidated balance sheets. Remaining compensation expense is expected to be recognized over the next three years. Employee compensation and benefits expense for SARs of $413,000 and $50,000 was recorded for the three months ending March 31, 2019 and 2018, respectively.

Upon the exercise of SARs, the Company is obligated to make cash payment equal to the positive difference between the market value of the Company’s common stock on the date of exercise less the market value of the common stock on the date of grant.

The following summarizes information concerning outstanding shares issuable under the 2013 Stock Incentive Plan:

	March 31, 2019
	Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Life (years)	Fair Value at Grant Date
Vested
Stock Options	831,940	$8.90	5.68	$2.03
SARs	100,741	$8.93	4.70	$2.02
Total Vested	932,681	$8.90	5.57	$2.03

Unvested
Stock Options	528,944	$9.23	7.76	$2.38
SARs	153,924	$8.37	5.73	$2.09
Total Unvested	682,868	$9.04	7.30	$2.32

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	December 31, 2018
	Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Life (years)	Fair Value at Grant Date
Vested
Stock Options	833,199	$8.88	5.95	$2.02
SARs	117,841	$8.88	5.02	$2.02
Total Vested	951,040	$8.88	5.83	$2.02

Unvested
Stock Options	564,752	$9.15	7.88	$2.35
SARs	153,924	$8.37	5.98	$2.09
Total Unvested	718,676	$8.98	7.47	$2.30

Restricted Stock Units

A restricted stock unit (“RSU”) entitles the holder thereof to receive one share of our common stock upon vesting. As of March 31, 2019, we had outstanding RSUs for 53,403 shares of common stock held by employees under the plan, of which 17,801 RSUs were vested but for which shares had not yet been issued. The remaining 35,602 RSUs have subsequently vested. In 2018, 34,496 shares of common stock were issued as a result of exercising of 68,993 of RSUs.

(17) Other Expenses

The components of other expenses in our condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
	2019	2018
Contract Labor	$368,000	$300,000
Marketing	375,000	421,000
Information Technology	458,000	500,000
Servicing and Facility Fees	443,000	394,000
Travel and Entertainment	257,000	217,000
Insurance and Regulatory	429,000	367,000
General and Administrative	498,000	542,000
Total Other Expenses	$2,828,000	$2,741,000

(18) Net Loss Attributable to Common Shareholders

We have outstanding RPS and RPS 2, as described in Notes 11 and 12. RPS and RPS 2 are anti-dilutive to our net loss attributable to common shareholders calculation for both the three months ended March 31, 2019 and 2018. Our warrants, vested and unvested stock options and restricted stock units are anti-dilutive for both the three months ended March 31, 2019 and 2018.

(19) Segment Reporting

GWG has two reportable segments consisting of Secondary Life Insurance and Investment in Beneficient. In addition, the Company reports certain of its results of operations in Corporate & Other. The Secondary Life Insurance segment seeks to earn non-correlated yield from our portfolio of life insurance policies. Our Investment in Beneficient segment consists of our investment in the common units of BEN LP, which we account for using the equity method, and related assets and liabilities. BEN LP provides a variety of trust services, liquidity products and loans for alternative assets and illiquid investment funds, and other financial services to mid-to-high net worth individuals. The Corporate & Other category consists of unallocated corporate overhead and administrative costs and the operations of operating segments that do not meet the quantitative criteria to be separately reported.

These segments are differentiated by the products and services they offer as well as by the information used by the Company’s chief operating decision maker to determine allocation of resources and assess performance.

Earnings before taxes (“EBT”) is the measure of profitability used by management to assess performance of its segments and allocate resources. Segment EBT represents net income (loss) excluding income taxes and includes earnings (loss) from equity method investments. Equity method investments and related earnings are allocated to the Investment in Beneficient segment.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Summarized financial information for the Company’s reportable segments is presented for the periods indicated:

	Revenue:		Segment EBT:
	Three Months Ended March 31,		Three Months Ended March 31,
	2019	2018	2019	2018
Secondary Life Insurance	$22,183,000	$14,440,000	$(1,623,000)	$(4,266,000)
Investment in Beneficient	2,870,000	-	(5,936,000)	-
Corporate & Other	164,000	102,000	(7,055,000)	(4,913,000)
Total	$25,217,000	$14,542,000	(14,614,000)	(9,179,000)
Income tax benefit			-	-
Net Loss			$(14,614,000)	$(9,179,000)

	Interest Expense:		Interest Income:
	Three Months Ended March 31,		Three Months Ended March 31,
	2019	2018	2019	2018
Secondary Life Insurance	$20,096,000	$16,062,000	$631,000	$536,000
Investment in Beneficient	6,879,000	-	2,825,000	-
Corporate & Other	-	1,000	4,000	67,000
Total	$26,975,000	$16,063,000	$3,460,000	$603,000

	Total Assets:
	As of March 31,	As of December 31,
	2019	2018
Secondary Life Insurance	$971,314,000	$889,665,000
Investment in Beneficient	584,442,000	584,173,000
Corporate & Other	6,276,000	7,029,000
Total	$1,562,032,000	$1,480,867,000

(20) Leases

We are party to an office lease with U.S. Bank National Association as the landlord. On September 1, 2015, we entered into an amendment to our original lease that expanded the leased space to 17,687 square feet and extended the term through October 2025. Under the amended lease we are obligated to pay base rent plus common area maintenance and a share of building operating costs. This lease is accounted for as an operating lease. We lease various other facilities on a short-term basis.

The lease assets and liabilities at March 31, 2019 are as follows:

		March 31,
Leases	Classification	2019

Operating lease assets	Other assets	$898,000

Operating lease liabilities	Other accrued expenses	$1,580,000

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Total lease costs recognized for the three months ended March 31, 2019 and 2018, respectively were $131,000 and $104,000. This included operating lease costs of $50,000, variable lease costs of $55,000 and short-term lease costs of $26,000 for the three months ended March 31, 2019. The weighted average remaining lease term at March 31, 2019 was 6.6 years and the weighted average discount rate was 6.96%. For the three months ended March 31, 2019, cash paid for amounts included in the measurement of operating lease liabilities and included in operating cash flows totaled $68,000.

Maturities of operating lease liabilities as of March 31, 2019 are as follows:

Remaining 2019	$206,000
2020	284,000
2021	293,000
2022	302,000
2023	311,000
Thereafter	593,000
Total lease payments	1,989,000
Less: interest	(409,000)
Present value of lease liabilities	$1,580,000

The minimum aggregate operating lease commitments as of December 31, 2018 as reported under previous lease accounting standards were as follows:

2019	$275,000
2020	284,000
2021	293,000
2022	302,000
2023	311,000
Thereafter	593,000
$2,058,000

(21) Contingencies

Litigation — In the normal course of business, we are involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on our financial position, results of operations or cash flows.

(22) Guarantee of L Bonds and Seller Trust L Bonds

Our L Bonds are offered and sold under a registration statement declared effective by the SEC, as described in Note 9, and we have issued Seller Trust L Bonds under a Supplemental Indenture, as described in Note 10. The L Bonds and Seller Trust L Bonds are secured by substantially all the assets of GWG Holdings, a pledge of all our common stock held by BCC and AltiVerse (which together represent approximately 12% of our outstanding common stock), and by a guarantee and corresponding grant of a security interest in substantially all the assets of GWG Life(1). As a guarantor, GWG Life has fully and unconditionally guaranteed the payment of principal and interest on the L Bonds and Seller Trust L Bonds. GWG Life’s equity in DLP IV(2) serves as collateral for our L Bond and Seller Trust L Bond obligations. Substantially all of our life insurance policies are held by DLP IV or GWG Life Trust. The policies held by DLP IV are not direct collateral for the L Bonds as such policies are pledged to the amended and restated senior credit facility with LNV Corporation.

(1)	The Seller Trust L Bonds (see Note 10) are senior secured obligations of GWG, ranking junior to all senior debt of GWG (see Note 8), and pari passu in right of payment and in respect of collateral with all L Bonds of GWG (see Note 9). Payments under the Seller Trust L Bonds are guaranteed by GWG Life. The assets exchanged in the in connection with the Beneficient transaction are available as collateral for all holders of the L Bonds and Seller Trust L Bonds. Specifically, the common units of BEN LP and the Option Agreement are held by GWG Holdings and the Commercial Loan is held by GWG Life.

(2)	The terms of our amended and restated senior credit facility with LNV Corporation require that we maintain a significant excess of pledged collateral value over the amount outstanding on the amended and restated senior credit facility at any given time. Any excess after satisfying all amounts owing under our amended and restated senior credit facility is available as collateral for the L Bonds (including the Seller Trust L Bonds).

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following represents consolidating financial information as of March 31, 2019 and December 31, 2018, with respect to the financial position, and as of March 31, 2019 and 2018, with respect to results of operations and cash flows of GWG Holdings and its subsidiaries. The parent column presents the financial information of GWG Holdings, the primary obligor for the L Bonds and Seller Trust L Bonds. The guarantor subsidiary column presents the financial information of GWG Life, the guarantor subsidiary of the L Bonds and Seller Trust L Bonds, presenting its investment in DLP IV and the Trust under the equity method. The non-guarantor subsidiaries column presents the financial information of all non-guarantor subsidiaries, including DLP IV and the GWG Life Trust.

For the three months ended March 31, 2018, we have reclassified certain intercompany funding outflows from operating cash flows to investing cash flows in the condensed consolidating statement of cash flows in this guarantor footnote. This had the effect of increasing cash flows from operations for the parent and guarantor by $19.3 million and $24.1 million, respectively, and decreasing cash flow from investing activities by these amounts, compared to previous presentation. Presentation of consolidated results in the condensed consolidated financial statements were not affected by these reclassifications. Presentation of the condensed consolidating balance sheets and condensed consolidating statements of operations in this guarantor footnote were not affected by these reclassifications.

Condensed Consolidating Balance Sheets

March 31, 2019	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Cash and cash equivalents	$152,665,563	$558,122	$1,160,741	$—	$154,384,426
Restricted cash	—	2,587,389	17,724,257	—	20,311,646
Investment in life insurance policies, at fair value	—	104,469,135	677,715,596	—	782,184,731
Life insurance policy benefits receivable, net	—	—	9,200,000	—	9,200,000
Financing receivable from affiliate	—	186,738,243	—	—	186,738,243
Equity method investment	359,096,434	—	—	—	359,096,434
Other assets	43,179,202	2,578,086	4,359,480	—	50,116,768
Investment in subsidiaries	848,408,371	554,247,206	—	(1,402,655,577)	—

TOTAL ASSETS	$1,403,349,570	$851,178,181	$710,160,074	$(1,402,655,577)	$1,562,032,248

LIABILITIES & STOCKHOLDERS’ EQUITY

LIABILITIES
Senior credit facility with LNV Corporation	$—	$—	$146,868,215	$—	$146,868,215
L Bonds	756,397,420	—	—	—	756,397,420
Seller Trust L Bonds	366,891,940	—	—	—	366,891,940
Accounts payable	1,688,072	1,232,574	3,158,660	—	6,079,306
Interest and dividends payable	14,402,300	—	4,104,288	—	18,506,588
Other accrued expenses	2,711,900	2,473,161	845,780	—	6,030,841
TOTAL LIABILITIES	1,142,091,632	3,705,735	154,976,943	—	1,300,774,310

STOCKHOLDERS’ EQUITY
Member capital	—	847,472,446	555,183,131	(1,402,655,577)	—
Redeemable preferred stock and Series 2 redeemable preferred stock	215,154,122	—	—	—	215,154,122
Common stock	32,993	—	—	—	32,993
Additional paid-in-capital	245,294,858	—	—	—	245,294,858
Accumulated deficit	(199,224,035)	—	—	—	(199,224,035)
TOTAL STOCKHOLDERS’ EQUITY	261,257,938	847,472,446	555,183,131	(1,402,655,577)	261,257,938

TOTAL LIABILITIES AND EQUITY	$1,403,349,570	$851,178,181	$710,160,074	$(1,402,655,577)	$1,562,032,248

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Balance Sheets (continued)

December 31, 2018	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Cash and cash equivalents	$113,293,682	$232,387	$1,061,015	$—	$114,587,084
Restricted cash	—	7,217,194	3,631,932	—	10,849,126
Investment in life insurance policies, at fair value	—	92,336,494	655,585,971	—	747,922,465
Life insurance policy benefits receivable, net	—	5,000,000	11,460,687	—	16,460,687
Financing receivable from affiliate	—	184,768,874	—	—	184,768,874
Equity method investment	360,841,651	—	—	—	360,841,651
Other assets	42,944,402	1,730,581	762,181	—	45,437,164
Investment in subsidiaries	799,182,251	510,865,003	—	(1,310,047,254)	—

TOTAL ASSETS	$1,316,261,986	$802,150,533	$672,501,786	$(1,310,047,254)	$1,480,867,051

LIABILITIES & STOCKHOLDERS’ EQUITY

LIABILITIES
Senior credit facility with LNV Corporation	$—	$—	$148,977,596	$—	$148,977,596
L Bonds	651,402,663	—	—	—	651,402,663
Seller Trust L Bonds	366,891,940	—	—	—	366,891,940
Accounts payable	1,126,327	1,674,494	6,475,686	—	9,276,507
Interest and dividends payable	14,047,248	—	4,508,045	—	18,555,293
Other accrued expenses	1,735,926	1,593,108	1,376,136	—	4,705,170
TOTAL LIABILITIES	1,035,204,104	3,267,602	161,337,463	—	1,199,809,169

STOCKHOLDERS’ EQUITY
Member capital	—	798,882,931	511,164,323	(1,310,047,254)	—
Redeemable preferred stock and Series 2 redeemable preferred stock	215,973,039	—	—	—	215,973,039
Common stock	33,018	—	—	—	33,018
Additional paid-in-capital	249,662,168	—	—	—	249,662,168
Accumulated deficit	(184,610,343)	—	—	—	(184,610,343)
TOTAL STOCKHOLDERS’ EQUITY	281,057,882	798,882,931	511,164,323	(1,310,047,254)	281,057,882

TOTAL LIABILITIES AND EQUITY	$1,316,261,986	$802,150,533	$672,501,786	$(1,310,047,254)	$1,480,867,051

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2019	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Gain (loss) on life insurance policies, net	$—	$2,067,260	$19,429,130	$—	$21,496,390
Interest and other income	614,116	2,832,204	274,230	—	3,720,550
TOTAL REVENUE	614,116	4,899,464	19,703,360	—	25,216,940

EXPENSES
Interest expense	22,606,945	—	4,368,043	—	26,974,988
Employee compensation and benefits	3,224,206	1,854,634	75,144	—	5,153,984
Legal and professional fees	1,279,953	579,867	1,087,376	—	2,947,196
Other expenses	1,692,327	472,507	662,887	—	2,827,721
TOTAL EXPENSES	28,803,431	2,907,008	6,193,450	—	37,903,889

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(28,189,315)	1,992,456	13,509,910	—	(12,686,949)

EQUITY IN INCOME OF SUBSIDIARIES	15,502,366	14,884,262	—	(30,386,628)	—

INCOME (LOSS) BEFORE INCOME TAXES	(12,686,949)	16,876,718	13,509,910	(30,386,628)	(12,686,949)

INCOME TAX EXPENSE (BENEFIT)	—	—	—	—	—
NET INCOME (LOSS) BEFORE EARNINGS (LOSS) FROM EQUITY METHOD INVESTMENT	(12,686,949)	16,876,718	13,509,910	(30,386,628)	(12,686,949)

Earnings (loss) from equity method investment	(1,926,743)	—	—	—	(1,926,743)

NET INCOME (LOSS)	(14,613,692)	16,876,718	13,509,910	(30,386,628)	(14,613,692)

Preferred stock dividends	4,296,314	—	—	—	4,296,314
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(18,910,006)	$16,876,718	$13,509,910	$(30,386,628)	$(18,910,006)

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Operations (continued)

For the three months ended March 31, 2018	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Gain (loss) on life insurance policies, net	$—	$1,393,455	$12,475,290	$—	$13,868,745
Interest and other income	452,039	8,726	212,162	—	672,927
TOTAL REVENUE	452,039	1,402,181	12,687,452	—	14,541,672

EXPENSES
Interest expense	10,622,652	—	5,440,685	—	16,063,337
Employee compensation and benefits	1,922,733	1,475,731	344,205	—	3,742,669
Legal and professional fees	407,312	231,650	534,667	—	1,173,629
Other expenses	1,794,480	464,607	481,490	—	2,740,577
TOTAL EXPENSES	14,747,177	2,171,988	6,801,047	—	23,720,212

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(14,295,138)	(769,807)	5,886,405	—	(9,178,540)

EQUITY IN INCOME OF SUBSIDIARIES	5,116,598	6,864,200	—	(11,980,798)	—

INCOME (LOSS) BEFORE INCOME TAXES	(9,178,540)	6,094,393	5,886,405	(11,980,798)	(9,178,540)

INCOME TAX EXPENSE (BENEFIT)	—	—	—	—	—
NET INCOME (LOSS)	(9,178,540)	6,094,393	5,886,405	(11,980,798)	(9,178,540)

Preferred stock dividends	3,704,484	—	—	—	3,704,484
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(12,883,024)	$6,094,393	$5,886,405	$(11,980,798)	$(12,883,024)

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2019	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(14,613,692)	$16,876,718	$13,509,910	$(30,386,628)	$(14,613,692)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Equity of subsidiaries	(15,502,366)	(14,884,262)	—	30,386,628	—
Change in fair value of life insurance policies	—	(3,620,017)	(11,950,788)	—	(15,570,805)
Amortization of deferred financing and issuance costs	2,836,234	—	263,755	—	3,099,989
Accretion of discount on financing receivable from affiliate	—	(418,611)	—	—	(418,611)
Loss from equity method investment	1,926,743	—	—	—	1,926,743
Stock-based compensation	833,809	—	—	—	833,809
(Increase) decrease in operating assets:
Life insurance policy benefits receivable	—	5,000,000	2,260,687	—	7,260,687
Accrued interest on financing receivable	—	(1,550,758)	—	—	(1,550,758)
Other assets	(416,326)	71,688	(3,597,299)	—	(3,941,937)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued expenses	1,404,238	(481,058)	(4,251,139)	—	(3,327,959)
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(23,531,360)	993,700	(3,764,874)	—	(26,302,534)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	—	(8,682,044)	(18,710,587)	—	(27,392,631)
Carrying value of matured life insurance policies	—	169,419	8,531,749	—	8,701,168
Payment of capital contributions	(33,723,753)	(28,497,941)		62,221,694	—
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(33,723,753)	(37,010,566)	(10,178,838)	62,221,694	(18,691,463)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of senior debt	—	—	(2,373,135)	—	(2,373,135)
Proceeds from issuance of L Bonds	125,984,692	—	—	—	125,984,692
Payments for issuance and redemptions of L Bonds	(23,973,679)	—	—	—	(23,973,679)
Issuance (repurchase) of common stock	(268,788)	—	—	—	(268,788)
Payments for redemption of preferred stock	(818,917)	—	—	—	(818,917)
Preferred stock dividends	(4,296,314)	—	—	—	(4,296,314)
Issuance of member capital	—	31,712,796	30,508,898	(62,221,694)	—
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	96,626,994	31,712,796	28,135,763	(62,221,694)	94,253,859

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	39,371,881	(4,304,070)	14,192,051	—	49,259,862

CASH, CASH EQUIVALENTS AND RESTRICTED CASH
BEGINNING OF PERIOD	113,293,682	7,449,581	4,692,947	—	125,436,210
END OF PERIOD	$152,665,563	$3,145,511	$18,884,998	$—	$174,696,072

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Cash Flows (continued)

For the three months ended March 31, 2018	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(9,178,540)	$6,094,393	$5,886,405	$(11,980,798)	$(9,178,540)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Equity of subsidiaries	(5,116,598)	(6,864,200)	—	11,980,798	—
Change in fair value of life insurance policies	—	(1,512,185)	(15,133,409)	—	(16,645,594)
Amortization of deferred financing and issuance costs	1,999,433	—	263,755	—	2,263,188
Stock-based compensation	212,924	—	—	—	212,924
(Increase) decrease in operating assets:
Life insurance policy benefits receivable	—	1,300,000	3,056,031	—	4,356,031
Other assets	(249,741)	(1,466)	174,766	—	(76,441)
Increase (decrease) in operating liabilities:
Account payable and other accrued expenses	477,310	87,568	(2,323,010)	—	(1,758,132)
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(11,855,212)	(895,890)	(8,075,462)	—	(20,826,564)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	—	—	(25,299,825)	—	(25,299,825)
Carrying value of matured life insurance policies	—	640,545	4,442,749	—	5,083,294
Payment of capital contributions	(19,255,636)	(24,092,735)	—	43,348,371	—
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(19,255,636)	(23,452,190)	(20,857,076)	43,348,371	(20,216,531)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on senior debt			9,636,945		9,636,945
Repayments of senior debt	—	—	(12,691,280)	—	(12,691,280)
Proceeds from issuance of L Bonds	36,661,099	—	—	—	36,661,099
Payments for issuance and redemptions of L Bonds	(12,245,448)	—	—	—	(12,245,448)
Proceeds from issuance of preferred stock	41,865,169	—	—	—	41,865,169
Payments for issuance of preferred stock	(3,157,695)	—	—	—	(3,157,695)
Payments for redemption of preferred stock	(327,224)	—	—	—	(327,224)
Preferred stock dividends	(3,704,484)	—	—	—	(3,704,484)
Issuance of member capital	—	18,653,017	24,695,354	(43,348,371)	—
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	59,091,417	18,653,017	21,641,019	(43,348,371)	56,037,082

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	27,980,569	(5,695,063)	(7,291,519)	—	14,993,987

CASH, CASH EQUIVALENTS AND RESTRICTED CASH
BEGINNING OF PERIOD	111,952,829	10,854,033	19,964,314	—	142,771,176
END OF PERIOD	$139,933,398	$5,158,970	$12,672,795	$—	$157,765,163

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(23) Concentration

Life Insurance Carriers

We mostly purchase life insurance policies written by life insurance companies rated investment-grade by certain independent rating agencies. As a result, there may be certain concentrations of policies with life insurance companies. The following summarizes the face value of insurance policies with specific life insurance companies exceeding 10% of the total face value held by our portfolio.

Life Insurance Company	March 31, 2019	December 31, 2018
John Hancock	13.86%	13.71%
Lincoln National	11.40%	11.33%
AXA Equitable	10.43%	10.83%

The following summarizes the number of insureds’ state of residence exceeding 10% of the total face value held by us:

State of Residence	March 31, 2019	December 31, 2018
California	17.34%	18.02%
Florida	14.66%	15.34%

Investment in Beneficient

During 2018, in connection with the Exchange Transaction, the Company (i) acquired a limited partnership investment in the common units of BEN LP, (ii) entered into a Commercial Loan with BEN LP as borrower, and (iii) received an Option Agreement to acquire additional common units of BEN LP. The total carrying value of these investments at March 31, 2019 and December 31, 2018 was $584,442,000 and $584,173,000, respectively, representing 37.4% and 39.4%, respectively, of the Company’s consolidated assets. Currently there is no liquid market for the common units of BEN LP and it is possible none will develop. Although we intend to hold the Commercial Loan to maturity, there is currently no liquid market for this loan and it is possible none will develop.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(24) Subsequent Events

Subsequent to March 31, 2019, policy benefits on 25 policies covering 20 individuals have been realized. The face value of insurance benefits of these policies was $30,677,000.

Subsequent to March 31, 2019, we issued approximately $58,338,000 of L Bonds.

Purchase and Contribution Agreement

On April 15, 2019, Jon R. Sabes, GWG’s former Chief Executive Officer and a former director, and Steven F. Sabes, GWG’s former Executive Vice President and a former director, entered into a Purchase and Contribution Agreement (the “Purchase and Contribution Agreement”) with, among others, Beneficient. Under the Purchase and Contribution Agreement, Jon and Steven Sabes agreed to transfer all 3,952,155 of the shares of GWG’s outstanding common stock held directly or indirectly by them to BCC (a subsidiary of BEN LP) and AltiVerse Capital Markets, L.L.C. (“AltiVerse”). GWG was not a party to the Purchase Agreement; however, the closing of the transactions contemplated by the Purchase and Contribution Agreement (the “Purchase and Contribution Transaction”) were subject to certain conditions that were dependent upon GWG taking, or refraining from taking, certain actions.

The closing of the Purchase and Contribution Transaction occurred on April 26, 2019. Prior to or in connection with such closing:

●	GWG’s bylaws were amended to increase the maximum number of directors of GWG from nine to 13, and the actual number of directors comprising the Board of Director was increased from seven to 13.

●	All seven members of GWG’s Board of Directors prior to the closing resigned as directors of GWG, and 11 individuals designated by Beneficient were appointed as directors of GWG, leaving two board seats vacant after the closing.

●	Jon R. Sabes resigned from all officer positions he held with GWG or any of its subsidiaries prior to the closing, other than his position as Chief Executive Officer of GWG’s technology focused wholly owned subsidiaries, Life Epigenetics and youSurance.

●	Steven F. Sabes resigned from all officer positions he held with GWG or any of its subsidiaries prior to the closing, except as Chief Operating Officer of Life Epigenetics.

●	The resignations of Messrs. Jon and Steven Sabes included a full waiver and forfeit of (i) any severance that may be payable by GWG or any of its subsidiaries in connection with such resignations or the Purchase and Contribution Transaction and (ii) all equity awards of GWG held by either of them.

●	Murray T. Holland was appointed as Chief Executive Officer of GWG.

●	GWG entered into performance share unit agreements with certain employees of GWG pursuant to which such employees will collectively receive up to $4.5 million in bonuses under certain terms and conditions, including, among others, that such employees remain employed by GWG or one of its subsidiaries (or, if no longer employed, such employment was terminated by GWG other than for cause, as such term is defined in the performance share unit agreement) for a period of 120 days following the closing.

●	The stockholders agreement that was entered into on the Final Closing Date was terminated by mutual consent of the parties thereto.

●	BCC, an indirect subsidiary of BEN LP that acquired a portion of the shares formerly held directly or indirectly by owned by Messrs. Jon and Steven Sabes, and AltiVerse executed and delivered a Consent and Joinder to the Amended and Restated Pledge and Security Agreement dated October 23, 2017 by and among the Company, GWG Life, LLC, Messrs. Jon and Steven Sabes and the Bank of Utah, which provides that the shares of GWG’s common stock acquired by BCC and AltiVerse pursuant to the Purchase and Contribution Agreement will continue to be pledged as collateral security for GWG’s obligations owing in respect of the L Bonds and Seller Trust L Bonds.

Management is evaluating the accounting treatment for the April 2019 transaction. The evaluation may result in a conclusion that a change in control event under ASC 805 occurred. Depending on which entity is deemed to be the accounting acquirer, the transaction may result in a requirement for GWG to consolidate BEN or vice versa. If GWG is determined to be the accounting acquiree, the Company will be required to consider an accounting policy election with regards to pushdown accounting. If the Company was to elect to apply pushdown, the Company’s assets and liabilities would be recorded at fair value as of the transaction date. The aforementioned accounting treatments are being evaluated and have not been finalized. However, the conclusions reached would not impact the Company’s first quarter condensed consolidated financial statements.

Indemnification Agreements

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

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Proceeds of the Loan are to be used primarily to further Beneficient’s diversification into alternative assets and ancillary businesses by positioning Beneficient’s balance sheet, working capital and liquidity position and anticipated State of Texas regulatory requirements.

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

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The expense, when recognized by Beneficient, will impact the earnings at BEN LP and GWG’s equity earnings from our equity method investment in Beneficient. The Beneficient REUs, when settled – commencing July 1, 2021 over a three-year period, will convert to BEN LP common units and will be dilutive to the existing BEN LP common unitholders, including GWG.

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

The words “believe,” “could,” “possibly,” “probably,” “anticipate,” “estimate,” “project,” “expect,” “may,” “will,” “should,” “seek,” “intend,” “plan,” “expect,” or “consider” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from such statements. Many of the forward-looking statements contained in this report can be found in the following discussion and analysis.

Such risks and uncertainties include, but are not limited to:

●	the valuation of assets reflected on our financial statements, including our equity method investment in Beneficient and our financing receivable from Beneficient;

●	the illiquidity of our life insurance and Beneficient-related investments and receivables;

●	our ability to realize the anticipated benefits from our strategic relationship with Beneficient;

●	Beneficient’s financial performance and ability to execute on its business plan;

●	our ability to obtain accurate and timely financial information from Beneficient;

●	our ability to effectively transition the management and oversight roles served by our former executives and members of our Board of Directors;

●	changes resulting from the evolution of our business model and strategy with respect to Beneficient and the life insurance secondary market;

●	our reliance on debt financing and continued access to the capital markets;

●	our significant and on-going financing requirements;

●	our ability to make cash distributions in satisfaction of dividend obligations and redemption requests;

●	our predominant use of short term debt to fund a portfolio of long term assets could result in a liquidity shortage;

●	our ability to satisfy our debt obligations if we were to sell our portfolio of life insurance policies and our Beneficient-related assets;

●	our history of operating losses;

●	general economic outlook, including prevailing interest rates;

●	federal, state and FINRA regulatory matters;

●	litigation risks;

●	our ability to comply with financial and non-financial covenants contained in borrowing agreements;

●	the reliability of assumptions underlying our actuarial models, including life expectancy estimates and our projections of mortality events and the realization of policy benefits;

●	risks relating to the validity and enforceability of the life insurance policies we purchase;

●	our reliance on information provided and obtained by third parties, including changes in underwriting tables and underwriting methodology;

●	life insurance company credit exposure;

●	cost-of-insurance (premium) increases on our life insurance policies;

●	performance of our investments in life insurance policies;

●	the various risks associated with our attempts to commercialize our epigenetic technology;

●	risks associated with our ability to protect our intellectual property rights; and

●	risks associated with causing Life Epigenetics and youSurance to become independent of GWG.

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

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012, or JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 for complying with new or revised accounting standards. This means that an “emerging growth company” can make an election to delay the adoption of certain accounting standards until those standards would apply to private companies. We have historically qualified as an emerging growth company and have elected to delay our adoption of new or revised accounting standards and, as a result, we may not have complied with new or revised accounting standards at the same time as other public reporting companies that are not “emerging growth companies.” As discussed in our Annual Report on Form 10-K for the period ended December 31, 2018, we no longer qualify as an emerging growth company as a result of the aggregate amount of non-convertible debt that we have issued during the prior three year period.

Overview

In 2018 and early 2019, we consummated a series of transactions (as more fully described below) with The Beneficient Company Group, L.P. (“BEN LP,” including all of the subsidiaries it may have from time to time — “Beneficient”). Beneficient is a financial services firm, based in Dallas, Texas, that provides liquidity solutions for mid-to-high net worth (“MHNW”) individuals and small-to-mid (“STM”) size institutions, which previously had few options to obtain early liquidity for their alternative asset holdings. Beneficient has closed a limited number of these transactions to date, and intends to significantly expand its operations going forward. As part of GWG’s reorientation, we also changed our Board of Directors and executive management team. Beneficient, through its subsidiaries, plans to operate three potentially high value, high margin lines of business:

●	Private Trust Lending & Liquidity Products. Through BCC, Beneficient provides a unique suite of private trust, lending and liquidity products focused on bringing liquidity to owners of professionally managed alternative assets. Beneficient’s innovative liquidity solutions are designed to serve mid-to-high net worth (“MHNW”) individuals, small-to-mid sized (“STM”) institutions, and asset managers who have historically possessed few attractive options to access early liquidity from their alternative assets. Beneficient targets MHNW clients with $5 million to $30 million in net worth and STM institutional clients typically holding up to $1 billion in assets.

●	Trust and Custody Services. Through BACC and (subject to capitalization) through PEN, Beneficient plans, in the future, to market retirement funds, custody and clearing of alternative assets, and trustee and insurance services for covering risks attendant to owning or managing alternative assets.

●	Financial Technology. Through ACE, Beneficient plans to provide online portals and financial technologies for the trading and financing of alternative assets. Beneficient’s existing and planned products and services are designed to support the tax and estate planning objectives of its MHNW clients, facilitate a diversification of assets or simply provide administrative management and reporting solutions tailored to the goals of the investor who owns alternative investments.

While we are continuing our work to maximize the value of our secondary life insurance business, we have significantly reduced capital allocated to purchasing additional life insurance policies in the secondary market and have increased capital allocated toward providing liquidity to a broader range of alternative assets, primarily through investments in Beneficient. We believe Beneficient can finance investments in alternative assets that will produce higher risk-adjusted returns than those we can achieve from life insurance policies acquired in the secondary market. Furthermore, although we believe that our portfolio of life insurance policies is a meaningful component of a growing diversified alternative asset portfolio, we have begun to explore strategic alternatives for our life insurance portfolio aimed at maximizing its value, including a possible sale, refinancing or recapitalization of our life insurance portfolio.

We completed our transactions with Beneficient to provide us with a significant increase in assets and common shareholders’ equity. In addition, our transactions with Beneficient provide us with the opportunity for a diversified source of future earnings within the alternative asset industry. As GWG and Beneficient expand their strategic relationship, we believe the Beneficient transactions will transform GWG from a niche provider of liquidity to owners of life insurance to a full-scale provider of trust and liquidity products and services to owners of a broad range of alternative assets.

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

On the first closing date, which took place on August 10, 2018 (the “Initial Transfer Date”):

●	in consideration for GWG and GWG Life entering into the Master Exchange Agreement and consummating the transactions contemplated thereby, BEN LP, as borrower, entered into a commercial loan agreement (the “Commercial Loan Agreement”) with GWG Life, as lender, providing for a loan in a principal amount of $200,000,000 (the “Commercial Loan”);

●	BEN LP delivered to GWG a promissory note (the “Exchangeable Note”) in the principal amount of $162,911,379;

●	BEN LP purchased 5,000,000 shares of GWG’s Series B Convertible Preferred Stock, par value $0.001 per share and having a stated value of $10 per share (the “Convertible Preferred Stock”), for cash consideration of $50,000,000, which shares were subsequently transferred to the Seller Trusts;

●	the Seller Trusts delivered to GWG 4,032,349 common units of BEN LP at an assumed value of $10 per common unit;

●	GWG issued to the Seller Trusts Seller Trust L Bonds due 2023 (the “Seller Trust L Bonds”) in an aggregate principal amount of $403,234,866, as more fully described below;

●	GWG and the Seller Trusts entered into a registration rights agreement with respect to the Seller Trust L Bonds received by the Seller Trusts; and

●	GWG and Beneficient entered into a registration rights agreement with respect to the BEN LP common units received and to be received by GWG.

Under the Master Exchange Agreement, at the final closing (the “Final Closing” and the date on which the final closing occurred, the “Final Closing Date”), which occurred on December 28, 2018:

●	in accordance with the Master Exchange Agreement, and based on the net asset value of alternative asset financings as of the Final Closing Date, effective as of the Initial Transfer Date, (i) the principal amount of the Commercial Loan was reduced to $181,974,314, (ii) the principal amount of the Exchangeable Note was reduced to $148,228,432, and (iii) the principal amount of the Seller Trust L Bonds was reduced to $366,891,940;

●

the Seller Trusts refunded to GWG $840,430 in interest paid on the Seller Trust L Bonds related to the Seller Trust L Bonds that were issued as of the Initial Transfer Date, but cancelled, effective as of the Initial Transfer Date, on the Final Closing Date;

●	the accrued interest on the Commercial Loan and the Exchangeable Note was added to the principal amount of the Commercial Loan, as a result of which the principal amount of the Commercial Loan as of the Final Closing Date was $192,507,946;

●	the Seller Trusts transferred to GWG an aggregate of 21,650,087 common units of BEN LP and GWG received 14,822,843 common units of BEN LP in exchange for the Exchangeable Note, upon completion of which GWG owned (including the 4,032,349 common units received by GWG on the Initial Transfer Date) 40,505,279 common units of BEN LP;

●	BEN LP issued to GWG an option (the “Option Agreement”) to acquire the number of common units of BEN LP, interests or other property that would be received by a holder of the NPC-A Prime limited partnership interests of Beneficient Company Holdings, L.P., an affiliate of BEN LP (“Beneficient Holdings”); and

●	GWG issued to the Seller Trusts 27,013,516 shares of GWG common stock (including shares issued upon conversion of the Convertible Preferred Stock).

On the Final Closing Date, GWG and the Seller Trusts also entered into a registration rights agreement with respect to the shares of GWG common stock owned by the Seller Trusts, an orderly marketing agreement and a stockholders agreement. The material terms of these agreements are described in our Information Statement on Schedule 14C filed with the SEC on December 6, 2018 and in our Current Report on Form 8-K filed with the SEC on January 4, 2019.

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

The closing of the transactions contemplated by the Purchase and Contribution Agreement (the “Purchase and Contribution Transaction”) occurred on April 26, 2019. Prior to or in connection with such closing:

●	Messrs. Jon and Steven Sabes sold and transferred all of the shares of the Company’s common stock held directly and indirectly by them and their immediate family members (approximately 12% of the Company’s outstanding common stock in the aggregate); specifically, Messrs. Jon and Steven Sabes (i) sold an aggregate 2,500,000 shares of Company common stock to BCC for $25,000,000 in cash and (ii) contributed the remaining 1,452,155 shares of Company common stock to AltiVerse Capital Markets, L.L.C., a Delaware limited liability company (“AltiVerse”) (which is a limited liability company owned by certain of Beneficient’s founders, including Brad K. Heppner (GWG’s Chairman and Beneficient’s Chief Executive Officer and Chairman) and Thomas O. Hicks (one of Beneficient’s current directors and a director of GWG)), in exchange for certain equity interests in AltiVerse.

●	Our bylaws were amended to increase the maximum number of directors of the Company from nine to 13, and the actual number of directors comprising the Board was increased from seven to 11.

●	All seven members of the Company’s Board of Directors prior to the closing resigned as directors of the Company, and 11 individuals designated by Beneficient were appointed as directors of the Company, leaving two board seats vacant after the closing.

●	Jon R. Sabes resigned from all officer positions he held with the Company or any of its subsidiaries prior to the closing, other than his position as Chief Executive Officer of the Company’s technology focused wholly owned subsidiaries, Life Epigenetics and youSurance.

●	Steven F. Sabes resigned from all officer positions he held with the Company or any of its subsidiaries prior to the closing, except as Chief Operating Officer of Life Epigenetics.

●	The resignations of Messrs. Jon and Steven Sabes included a full waiver and forfeit of (i) any severance that may be payable by the Company or any of its subsidiaries in connection with such resignations or the Transactions and (ii) all equity awards of the Company currently held by either of them.

●	Murray T. Holland, a trust advisor of the Seller Trusts, which in the aggregate own approximately 79 percent of GWG’s outstanding common stock, was named Chief Executive Officer of the Company.

●	The Company entered into performance share unit agreements with certain employees of the Company pursuant to which such employees will receive a bonus under certain terms and conditions, including, among others, that such employees remain employed by the Company or one of its subsidiaries (or, if no longer employed, such employment was terminated by the Company other than for cause, as such term is defined in the performance share unit agreement) for a period of 120 days following the closing.

●	The stockholders agreement that was entered into on the Final Closing Date was terminated by mutual consent of the parties thereto.

●	BCC and AltiVerse executed and delivered a Consent and Joinder to the Amended and Restated Pledge and Security Agreement dated October 23, 2017 by and among the Company, GWG Life, LLC, Messrs. Jon and Steven Sabes and the Bank of Utah, which provides that the shares of the Company’s common stock acquired by BCC and AltiVerse pursuant to the Purchase and Contribution Agreement will continue to be pledged as collateral security for the Company’s obligations owing in respect of the L Bonds issued under our Amended and Restated Indenture, dated as of October 23, 2017, as amended and supplemented.

Among other things, the Purchase and Contribution Agreement contemplates that after the closing, the parties will seek to enter into an agreement pursuant to which the Company will have the right to appoint a majority of the board of directors of the general partner of Beneficient, resulting in the Company and Beneficient being under common control. The Company and Beneficient will also seek to enter into an agreement pursuant to which the Company will offer and distribute (through a FINRA registered managing broker-dealer) Beneficient’s liquidity products and services. The Company has reduced capital allocated to life insurance assets while it works with Beneficient to build a larger diversified portfolio of alternative asset investment products.

A copy of the Purchase and Contribution Agreement is included in our Annual Report on Form 10-K filed with the SEC on July 9, 2019 as Exhibit 99.3.

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

Ownership of Life Insurance Policies — Fair Value Option

We account for the purchase of life insurance policies in accordance with Accounting Standards Codification (“ASC”) 325-30, Investments in Insurance Contracts, which requires us to use either the investment method or the fair value method. We have elected to account for all of our life insurance policies using the fair value method.

The fair value of our life insurance policies is determined as the net present value of the life insurance portfolio’s future expected cash flows (policy benefits received and required premium payments) that incorporates current life expectancy estimates and discount rate assumptions.

We initially record our purchase of life insurance policies at the transaction price, which is the amount paid for the policy, inclusive of all external fees and costs associated with the acquisition. At each subsequent reporting period, we re-measure the investment at fair value in its entirety and recognize the change in fair value as unrealized gain (loss) in the current period, net of premiums paid. Changes in the fair value of our life insurance portfolio are based on periodic evaluations and are recorded in our condensed consolidated statements of operations as changes in fair value of life insurance policies.

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

The fair value of our portfolio of life insurance policies is determined as the net present value of the life insurance portfolio’s future expected cash flows (the net of policy benefits received and required premium payments). The net present value of the future expected cash flows incorporate life expectancy estimates and current discount rate assumptions. The life expectancy estimates we use for acquiring and valuing life insurance policies has in the past been typically based upon the average of two life expectancy reports received from independent third-party medical actuarial underwriting firms (“Life Expectancy Providers”). After the acquisition of a life insurance policy, we historically have sought to update these life expectancy reports on a periodic basis.

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

We, along with other major secondary market participants, have noted the frequent changes in methodologies made by the Life Expectancy Providers over the years that, short of purchasing revised life expectancy reports at a substantial cost, have lacked detailed information about the impact of these changes on individual policy values. Moreover, our experience is these methodology changes have not resulted in a narrowing of consensus in the life expectancy estimates issued for individual insureds. In other words, the successive changes in the medical underwriting methodologies and mortality tables made by the Life Expectancy Providers have not, in retrospect, proven to be sufficiently accurate with respect to our life insurance portfolio as measured by the ratio of mortality cash flows realized to mortality cash flows predicted (or “expected). We believe, as further described below, that the method we have adopted is a more accurate way of projecting mortality cash flows. Finally, as our life insurance portfolio has grown in size and diversity, our ability to model with greater certainty and predictability through the incorporation of historical portfolio experience in conjunction with the use of life expectancy reports has improved significantly.

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

The methodology we have adopted was derived from back-testing (the process of applying an analytical method to historical data to see how accurately the method would have predicted actual results) the mortality cash flow performance of our life insurance portfolio using the longest life expectancy report received from the Life Expectancy Providers used for pricing at the time the life insurance policies were acquired (the “Longest Life Expectancy”). This contrasts with our historical methodology of projecting mortality cash flows, used prior to the fourth quarter of 2018, which typically used the average of two such life expectancy reports.

Our Longest Life Expectancy methodology is built from the following pillars:

●	The utilization of life expectancy reports from independent Life Expectancy Providers for the pricing of all life insurance policies;

●	The application of a stable valuation methodology driven by the experience of our life insurance portfolio, which is re-evaluated if experience deviates by a specified margin; and

●	The use of relevant market-based observations that can be independently validated and mapped to the discount rate used to value the life insurance portfolio. See “Fair Value Components — Discount Rate” below for a further discussion.

Each of the aforementioned pillars of the Longest Life Expectancy methodology, and the associated assumptions, modeling and outcomes, was reviewed by a leading actuarial consulting firm whose longevity services are used worldwide.

Our life insurance portfolio modeling and predicted future cash flows are based upon the central limit theorem, which establishes that, in certain situations, random events become normalized and predictable around the mean as the number of observations grow in size. We believe our portfolio of life insurance policies has grown sufficiently large in size and diversity to establish that while individual mortality experience is inherently unpredictable, the actual mortality experience of the portfolio should be expected to approach the mean modeled prediction. In other words, we believe that we have sufficient actual mortality experience from our life insurance portfolio to use as the basis for the Longest Life Expectancy methodology. As of March 31, 2019, our life insurance portfolio, stratified by age of insured in the table below, stood at $2.098 billion in face value of policy benefits and 1,194 policies:

				Percentage of Total
Min Age	Max Age	Number of Policies	Policy Benefits	Number of Policies	Policy Benefits
95	100	18	$29,153,000	1.5%	1.4%
90	94	131	254,273,000	11.0%	12.1%
85	89	252	579,409,000	21.1%	27.6%
80	84	245	430,373,000	20.5%	20.5%
75	79	234	409,470,000	19.6%	19.5%
70	74	227	314,465,000	19.0%	15.0%
60	69	87	81,285,000	7.3%	3.9%
Total		1,194	$2,098,428,000	100.0%	100.0%

As depicted in the graphs below and after extensive research and modeling, we determined that the Longest Life Expectancy methodology was highly predictive of the actual experience of our portfolio of life insurance policies as compared to our historical methodology using the Average Life Expectancy method.

We used the Least Squares statistical method, which can be used to determine a line of best fit by minimizing the sum of squares of the errors (actual vs. expected) and can be used with either linear or non-linear data. In this case, we are fitting non-linear data to a non-linear curve. The Least Squares method was determined to be an efficient means of calculating the required portfolio multiplier (PMM) to maintain the overall shape of the projected curve while maximizing fit to the observed data.

The tables below compare the A2E mortality cash flow experience of our life insurance portfolio using Average Life Expectancy and Longest Life Expectancy. By using the Longest Life Expectancy methodology, we increased our actual-to-expected mortality cash flow experience accuracy from 78% to 95%. The net effect on the life insurance portfolio of achieving a higher actual-to-expected ratio is a significant lengthening of its overall life expectancy.

We believe that a Longest Life Expectancy methodology, which incorporates the actual mortality experience of our portfolio and the use of third-party estimates, is superior to our historical methodology. We believe this methodology should minimize future fluctuations of valuation, decrease our reliance on Life Expectancy Providers for updated reports, and improve our ability to finance and forecast future revenues and cash flows.

The implementation of the Longest Life Expectancy methodology required us to take a non-cash charge (net of the impact of a change in discount rate) to revenue of $87.1 million in the fourth quarter of 2018, reflecting a decrease in the fair value of its portfolio of life insurance policies at December 31, 2018. This non-cash charge represented approximately 10% of fair value of the portfolio prior to adjustment.

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

Should performance sufficiently deviate in the future from these projections, the A2E analysis will be re-examined to determine if the resultant PMM still results in the most accurate fitting of the projections to actual results. Adjustments to the PMM would then be made based on that analysis if warranted.

The analysis would utilize the same basic methodology as the initial analysis to ensure consistency in the process and would include:

●	Calculation of a static Portfolio PMM;

●	A cohort analysis of our life insurance portfolio combined with a durational analysis to determine if either static or vector cohort PMM’s are warranted; and

●	Following this updated analysis, any necessary changes to the PMM would then be incorporated into the valuation methodology.

The basis for a re-examination of the A2E analysis could be based on either the passage of time or a pre-determined performance trigger. Following further analysis, we determined that a performance-based trigger approach that allows the portfolio to perform within statistical norms (+/- 1 standard deviation) without constant updates is most appropriate. We intend to re-examine the A2E analysis and recalculate the resultant PMM anytime the six-month moving average of the difference between actual portfolio performance and projected performance deviates by more than one standard deviation from the mean and such deviation persists for three consecutive months. This methodology allows for natural periods of slow or excess maturities to occur without the necessity of changes to the PMM. At present, a one standard deviation move in the six month moving average of the difference between actual portfolio performance and projected performance would equate to a valuation change of approximately $8 million. The decision to update our valuation methodology in the fourth quarter of 2018 was based in part on an analysis performed by a third-party actuarial consulting firm, which indicated a very strong tendency toward mean reversion within the dataset.

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

Periodic Updates to Life Expectancy (LE) Reports

We anticipate our current senior lender will and other lenders we engage may require regular updates to LE Reports. Additionally, should we choose to sell life insurance policies in the secondary market, investors may require updated LE Reports. These lenders and investors may utilize an average LE for valuation, similar to our historical methodology, which may result in significantly different valuations.

We intend to continue obtaining LE Reports beyond our policy purchase process to the extent they are needed to comply with existing and future covenants within credit facilities. To the extent such LE Reports are available, we do not expect to immediately incorporate these LE Reports into our revised valuation methodology but will track this data to determine over time if there exists any additive predictive value in relation to the basis of its mortality projections. As such, the policies and procedures surrounding the updating of LE Reports will reflect that LE Reports will only be updated when required by third parties.

Current A2E Analysis and PMM Implications

Our A2E based methodology and use of a static Portfolio PMM requires that we recalculate the PMM used in our valuation anytime the six-month moving average of the difference between actual portfolio performance and projected performance of cumulative face value maturities deviates by more than one standard deviation from the mean and such deviation persists for three consecutive months. As of March 31, 2019, the six-month moving average of the difference between actual portfolio performance and projected performance of cumulative face value of maturities was within one standard deviation from the mean. Additionally, the six-month moving average was within one standard deviation measured at each of the month end dates within the quarter. As a result, we did not update our PMM during the current quarter.

Portfolio Return Implications

At any time, we calculate our returns from our life insurance assets based upon (i) our historical results, and (ii) the future cash flows we expect to realize from our statistical forecasts. To forecast our expected future cash flows and returns, we use the probabilistic method of analysis. The expected internal rate of return (“IRR”) of our portfolio is based upon future cash flow forecasts derived from a probabilistic analysis of policy benefits received and policy premiums paid in relation to our non-GAAP investment cost basis, which includes purchase price, total premiums paid, and total financing costs incurred to date. As of March 31, 2019, the expected internal rate of return on our portfolio of life insurance assets was 6.00% based on our portfolio benefits of $2.10 billion and our non-GAAP investment cost basis of $889.2 million. This calculation excludes returns realized from our matured policy benefits, which are substantial.

We seek to further enhance our understanding of our expected future cash flow and returns by using a stochastic analysis, sometimes referred to as a “Monte Carlo simulation,” to provide us with a greater understanding of the variability of our projections. The stochastic analysis we perform, which excludes financing costs to isolate only those cash flows associated with the life insurance policies, provides IRR calculations for different statistical confidence intervals. The results of our stochastic analysis, in which we run 10,000 random mortality scenarios, demonstrates that the scenario ranking at the 50th percentile of all 10,000 results generates an IRR of 8.22%, which is very near to the discount rate of 8.25% that we used to calculate the fair value of our portfolio. Our Expected IRR is based upon future policy related cash flow forecasts derived from a probabilistic analysis of our policy benefits received and policy premiums paid. The stochastic analysis results also reveal that our portfolio is expected to generate an IRR of 7.78% or better in 75% of all generated scenarios, and an IRR of 7.38% or better in 90% of all generated scenarios. We believe the Company’s portfolio of life insurance policies has grown sufficiently large in size and diversity to establish that, while individual mortality experience is inherently unpredictable, the actual mortality experience of the portfolio should be expected to approach the mean modeled prediction.

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

The table below provides the discount rate used to estimate the fair value of our portfolio of life insurance policies for the period ending:

March 31, 2019	December 31, 2018
8.25%	8.25%

In adopting the Longest Life Expectancy methodology as described above, we preserved the general methodology that we have historically used to calculate the fair value discount rate and have made important enhancements. We also improved the reliability and relevancy of the competitive sales estimates we use to measure the discount rates (on a Longest Life Expectancy basis) observed in the life insurance secondary market. We continue to use fixed income market interest rates, credit exposure to the issuing insurance companies, and our estimate of the operational risk premium a purchaser would apply to the future cash flows derived from our portfolio of life insurance policies in our methodology. To the extent we limit or cease acquiring insurance policies, we will not have reliable access to the market based factors described above and will have to find suitable alternative proxies.

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

We engaged ClearLife Limited, owner of the ClariNet LS actuarial portfolio pricing software we use, to prepare a net present value calculation of our life insurance portfolio. ClearLife Limited processed policy data, future premium data, life expectancy estimate data, and other actuarial information to calculate a net present value for our portfolio using the specified discount rate of 8.25%. ClearLife Limited independently calculated the net present value of our portfolio of 1,194 policies to be $782.2 million and furnished us with a letter documenting its calculation. A copy of such letter is filed as Exhibit 99.1 to this report.

See Note 5 to the condensed consolidated financial statements for additional discussion of the sensitivity of the valuation to different discount rates.

Equity Method Investment, Equity Security Investment and Financing Receivable from Affiliate

GWG has an investment in BEN LP, accounted for using the equity method, an equity security investment in Beneficient and a financing receivable for a loan it provided to Beneficient. When circumstances indicate that the carrying value of the equity method investment or equity security may not be recoverable, the fair value of the investment is evaluated by management. The fair value of these investments are not readily determinable as the BEN LP common units are not currently publicly traded on a stock exchange. As a result, management uses other accepted valuation methods to determine fair value such as discounting estimated future cash flows for the business. If the fair value of the investment is determined to be less than its carrying value and the decline in value is considered to be other than temporary, an appropriate write down is recorded to net earnings based on the excess of the carrying value over the best estimate of fair value of the investment. In addition, if based on current information and events it is probable that GWG will be unable to collect all amounts due according to the contractual terms of the financing receivable from affiliate and an amount can be reasonably estimated, GWG will write down the amounts to estimated realizable value. Information and events creating uncertainty about the realization of recorded amounts for financing receivables from affiliates include, but are not limited to, the estimated cash flows generated by the affiliate’s business, the sufficiency of collateral securing the amounts, and the creditworthiness of the counterparties involved. Changes in facts, circumstances and management’s estimates and judgment could result in a material charge to earnings. At March 31, 2019, we determined that no indication of an impairment of the equity method investment or equity security investment existed, and no allowance for credit losses was recorded on the financing receivable from affiliate.

Deferred Income Taxes

Under ASC 740, Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established for deferred tax assets that are not considered “more likely than not” to be realized. Realization of deferred tax assets depends upon having sufficient past or future taxable income in periods to which the deductible temporary differences are expected to be recovered or within any applicable carryback or carryforward periods or sufficient tax planning strategies. After assessing the realization of the net deferred tax assets, we believe that there is substantial uncertainty that our net deferred tax asset will be realized during the applicable carryforward period. As such, a valuation allowance has been recorded against the total net deferred tax asset as of March 31, 2019 and December 31, 2018, respectively.

At March 31, 2019 and December 31, 2018, we had net operating loss (“NOL”) carryforwards of $34.1 million and $36.5 million, respectively, for both federal and state taxes. The NOL carryforwards subject to expiration (i.e., those generated prior to 2018) will begin to expire in 2031. Future utilization of NOL carryforwards is subject to limitations under Section 382 of the Internal Revenue Code. This section generally relates to a more than 50 percent change in ownership over a three-year period. As a result of the Exchange Transaction, it is believed that a change in ownership for tax purposes only has occurred as of December 28, 2018. As such, the annual utilization of our net operating losses generated prior to the ownership change is limited. Based on the estimated value of the Company prior to the Exchange Transaction, utilization of pre-ownership change net operating losses are subject to an annual limitation of approximately $7.6 million.

Principal Revenue and Expense Items

We earn revenues from the following primary sources.

●	Life Insurance Policy Benefits Realized. We recognize the difference between the face value of the policy benefits and carrying value when an insured event has occurred and determine that collection of the policy benefits is realizable and reasonably assured. Revenue from a transaction must meet both criteria in order to be recognized. We generally collect the face value of the life insurance policy from the insurance company within 45 days of our notification of the insured’s mortality.

●	Change in Fair Value of Life Insurance Policies. We value our life insurance portfolio investments for each reporting period in accordance with the fair value principles discussed herein, which reflects the expected receipt of policy benefits in future periods, net of premium costs, as shown in our condensed consolidated financial statements.

●	Interest on Financing Receivable from Affiliate. We recognize and record interest income on outstanding principal as earned.

●	Sale of a Life Insurance Policy. In the event of a sale of a policy, we recognize gain or loss as the difference between the sale price and the carrying value of the policy on the date of the receipt of payment on such sale.

Our main components of expense are summarized below.

●	Selling, General and Administrative Expenses. We recognize and record expenses incurred in our business operations, including operations related to the purchasing and servicing of life insurance policies. These expenses include salaries and benefits, sales, marketing, occupancy and other expenditures.

●	Interest Expense. We recognize, and record interest expenses associated with the costs of financing our life insurance portfolio and our investment in Beneficient for the current period. These expenses include interest paid to our senior lenders under our amended and restated senior credit facility with LNV Corporation, as well as interest paid on our L Bonds, Seller Trust L Bonds and other outstanding indebtedness. When we issue debt, we amortize the financing costs (commissions and other fees) associated with such indebtedness over the outstanding term of the financing and classify it as interest expense.

An additional component of our net earnings includes:

●	Earnings (Loss) from Equity Method Investment. We account for our investment in the common units of BEN LP using the equity method. Under this method, we record our share of the net earnings or losses attributable to BEN LP common unitholders, on a one quarter lag, as a separate line on our condensed consolidated statements of operations.

Results of Operations — Three Months Ended March 31, 2019 Compared to the Same Period in 2018

The following is our analysis of the results of operations for the periods indicated below. This analysis should be read in conjunction with our condensed consolidated financial statements and related notes.

Revenue.

	Three Months Ended March 31,
	2019	2018
Revenue realized from maturities of life insurance policies	$21,757,000	$9,421,000
Revenue recognized from change in fair value of life insurance policies	15,571,000	16,645,000
Premiums and other annual fees	(15,832,000)	(12,197,000)
Gain (loss) on life insurance policies, net	21,496,000	13,869,000
Interest and other income	3,721,000	673,000
Total revenue	$25,217,000	$14,542,000

Attribution of gain (loss) on life insurance policies, net:
Change in estimated probabilistic cash flows, net of premium and other annual fees paid	$1,299,000	$6,808,000
Net revenue recognized at matured policy event	15,738,000	4,955,000
Unrealized gain on acquisitions	4,459,000	6,974,000
Change in discount rates	—	—
Change in life expectancy evaluation	—	(4,868,000)
Gain (loss) on life insurance policies, net	$21,496,000	$13,869,000

Number of policies acquired	60	59
Face value of purchases	$80,211,000	$94,352,000
Purchases (initial cost basis)	$27,393,000	$25,300,000
Unrealized gain on acquisition (% of face value)	5.6%	7.4%

Number of policies matured	20	15
Face value of matured policies	$30,459,000	$14,504,000
Net revenue recognized at maturity event (% of face value matured)	51.7%	34.2%

The increase of $7.6 million on gain on life insurance policies for the three months ended March 31, 2019 over the comparable prior year period was driven by higher life insurance policy maturities and lower charges from life expectancy evaluation updates, partially offset by lower estimated probabilistic cash flows and lower unrealized gain on acquisition in the current period.

The face value of matured policies was $30.5 million and $14.5 million in the three months ended March 31, 2019 and 2018, respectively, reflecting an increase of face value of matured policies of $16.0 million. The resulting revenue recognized at matured policy event was $21.7 million and $9.4 million, respectively. Revenue changes from maturity events of $12.3 million primarily resulted from the changes of face value of policies matured during those same periods.

Net revenue charges from change in life expectancy evaluation were $0 and $4.9 million during the three months ended March 31, 2019 and 2018, respectively. The resulting net revenue increase of $4.9 million primarily resulted from a lower number of life insurance policy updates received during the corresponding period of 2019 over that of 2018. The decreased number of life expectancy updates is the result of our implementation of our Longest Life Expectancy methodology in the fourth quarter of 2018.

Revenue from changes in estimated probabilistic cash flows, net of premiums paid was $1.3 million and $6.8 million during the three months ended March 31, 2019 and 2018, respectively.

The face value of policies purchased was $80.2 million and $94.3 million in the three months ended March 31, 2019 and 2018, respectively, reflecting a decrease of face value purchased of $14.1 million. The resulting unrealized gain on acquisition was $4.5 million and $7.0 million in the respective periods of 2019 and 2018, reflecting a decrease of $2.5 million. Decreased unrealized gain on acquisition in the current period is the result of lower purchase volume as well as increased purchase competition driving down yields in the secondary market for life insurance, which we expect to continue for the foreseeable future.

The discount rate was 8.25% at both March 31, 2019 and December 31, 2018. The discount rate was 10.45% at both March 31, 2018 and December 31, 2017. The discount rate was decreased in the fourth quarter of 2018 in connection with the implementation of our Longest Life Expectancy methodology. We believe this methodology should minimize future valuation fluctuations and improve our ability to finance and forecast future cash flows and revenues from our life insurance portfolio.

Interest and other income is comprised of interest from financing receivables, bank interest and other miscellaneous items. Increased revenue of $3.0 million during the three months ended March 2019 compared to the same period of 2018 was primarily driven by the interest income earned on the financing receivables from Beneficient, and to a lesser extent, interest income from higher bank account balances and the implementation of a sweep process to move balances to higher interest earning bank accounts.

Expenses.

	Three Months Ended March 31,
	2019	2018	Increase/ (Decrease)
Interest expense (including amortization of deferred financing costs)(1)	$26,975,000	$16,063,000	$10,912,000
Employee compensation and benefits(2)	5,154,000	3,743,000	1,411,000
Legal and professional expenses(3)	2,947,000	1,173,000	1,774,000
Other expenses(4)	2,828,000	2,741,000	87,000
Total expenses	$37,904,000	$23,720,000	$14,184,000

(1)	Increase is primarily due to the increase in the average debt outstanding from $690.4 million during the three months ended March 31, 2018 to $1.252 billion in the same period of 2019, contributing $10.9 million of additional interest expense.
(2)	Increase in incentive cost resulting from stock-based compensation items related to stock appreciation rights and restricted stock unit awards, as well as increased internal commissions and long-term incentive costs.
(3)	Increase is the result of higher legal and audit fees associated with the Beneficient transactions and other professional services.

(4)	Slightly increased costs of contract labor, servicing and facility fees, travel and entertainment, and insurance and regulatory were offset by a reduction in marketing, information technology, and general and administrative costs. See Note 17 for the detailed breakdown of other expenses.

Insurtech Initiatives

During the three months ended March 31, 2019 and 2018, we incurred $2.0 million and $0.6 million of expenses, respectively, in furtherance of our insurtech initiatives, which we believe are potentially transformational. These expenses are primarily related to the development of intellectual property surrounding advanced epigenetic testing technology and we expect these costs will increase over the foreseeable future.

Deferred Income Taxes

Under ASC 740, Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established for deferred tax assets that are not considered “more likely than not” to be realized. Realization of deferred tax assets depends upon having sufficient past or future taxable income in periods to which the deductible temporary differences are expected to be recovered or within any applicable carryback or carryforward periods. After assessing the realization of the net deferred tax assets, we believe that there is substantial uncertainty that our net deferred tax asset will be realized during the applicable carryforward period. As such, a valuation allowance has been established against the total net deferred tax asset as of March 31, 2019 and December 31, 2018.

Income Tax Expense.

We realized a net income tax benefit of $0 for both the three months ended March 31, 2019 and 2018. The effective rate was 0% for both the three months ended March 31, 2019 and 2018.

The following table provides a reconciliation of our income tax expense at the statutory federal tax rate to our actual income tax expense:

	Three Months Ended March 31,
	2019		2018
Statutory federal income tax (benefit)	$(2,664,000)	21.0%	$(1,928,000)	21.0%
State income taxes (benefit), net of federal benefit	(1,123,000)	8.9%	(701,000)	7.6%
Valuation allowance	4,170,000	(32.9)%	2,604,000	(28.4)%
Other permanent differences	(382,000)	3.0%	25,000	(0.2)%
Total income tax expense (benefit)	$—	0.0%	$—	0.0%

The most significant temporary differences between GAAP net income (loss) and taxable net income (loss) are the treatment of interest costs, policy premiums and servicing costs with respect to the acquisition and maintenance of the life insurance policies and revenue recognition with respect to the fair value of the life insurance portfolio.

Revenue and Earnings before Tax by Reportable Segment — Three Months Ended March 31, 2019 Compared to the Same Period in 2018

Comparison of revenue by reportable segment for the periods indicated is as follows:

	Three Months Ended March 31,
Revenue:	2019	2018	Increase/ (Decrease)
Secondary Life Insurance	$22,183,000	$14,440,000	$7,743,000
Investment in Beneficient	2,870,000	-	2,870,000
Corporate & Other	164,000	102,000	62,000
Total	$25,217,000	$14,542,000	$10,675,000

The primary drivers of the changes for the three months ended March 31, 2019 compared to the same period in 2018 were as follows:

●

Secondary Life Insurance revenue increased by $7.7 million in 2019 primarily as a result of higher policy maturities, which resulted in $7.6 million higher revenue as noted above in the consolidated results of operations discussion. There was also $0.1 million higher interest income as a result of higher bank balances and the implementation of a sweep process to earn higher yield on bank balances.

●	Investment in Beneficient revenue represents interest income on $192 million of financing receivables resulting from the transactions with Beneficient in the third and fourth quarters of 2018.

Comparison of earnings before tax by reportable segment for the periods indicated:

	Three Months Ended March 31,
Segment Earnings Before Tax:	2019	2018	Increase/ (Decrease)
Secondary Life Insurance	$(1,623,000)	$(4,266,000)	$2,643,000
Investment in Beneficient	(5,936,000)	-	(5,936,000)
Corporate & Other	(7,055,000)	(4,913,000)	(2,142,000)
Total	$(14,614,000)	$(9,179,000)	$(5,435,000)

The primary drivers of the change for the three months ended March 31, 2019 compared to the same period in 2018 were as follows:

●	Secondary Life Insurance increased by $2.6 million due to a $7.6 million increase in the gain on life insurance policies, net as described above in the discussion of consolidated results of operations. The offsetting $5.0 million decrease is a result of the following:

●	Increase in interest expense of $4.0 million as a result of higher average debt outstanding and an interest rate increase of 0.91% on the senior credit facility debt outstanding in 2019.

●	Partially offset by a $0.1 million increase in interest income as noted above in the segment revenue discussion.

●	An increase in operating expenses of $1.1 million, primarily resulting from higher policy acquisition expenses, higher professional fees, and increased stock-based compensation expense.

●	Investment in Beneficient results in 2019 primarily consisted of interest income of $2.9 million from financing receivables, offset by $6.9 million of interest expense on the Seller Trust L Bonds issued to finance the Exchange Transaction and a $1.9 million loss from equity method earnings of Beneficient.

●	Corporate and Other operating loss increased primarily due to a $1.4 million increase in investments in insurtech initiatives, and a $0.7 million increase in other corporate costs, including: sales expenses, professional fees, and incentive costs.

Liquidity and Capital Resources

We finance our businesses through a combination of life insurance policy benefit receipts, dividends and interest on investments, equity offerings, debt offerings and our amended and restated senior credit facility with LNV Corporation. We have traditionally used proceeds from these sources for policy acquisition, policy premiums and servicing costs, working capital and financing expenditures including paying principal, interest and dividends.

We currently fund our business mostly with shorter term debt while most of our assets have significantly longer durations. The resulting asset/liability mismatch can result in a liquidity shortage if we are unable to renew maturing short term debt or secure suitable additional financing. In such a situation, we could be forced to sell assets at less than optimal (distressed) prices. As further described below, we have been unable to offer our L Bonds, our primary source of debt capital, since May 1, 2019, and have been drawing down our cash balances as L Bonds mature but are unable to be renewed and we are unable to sell new L Bonds.

As of March 31, 2019 and December 31, 2018, we had approximately $183.9 million and $141.9 million, respectively, in combined available cash, cash equivalents, restricted cash and policy benefits receivable for the purpose of financing our business.

Additional future borrowing base capacity for premiums and servicing costs, created as the premiums and servicing costs of pledged life insurance policies become due and by additional policy pledges to the facility, if any, exists under our amended and restated senior credit facility with LNV Corporation. We may also obtain borrowing base capacity through the offering of our L Bonds, subject to recommencing offers and sales thereof. The amended and restated senior credit facility has certain financial and nonfinancial covenants. Due to our failure to deliver GWG Life, LLC audited financial statements for 2018 to LNV Corporation within 90 days after the end of the year, we were in violation of our debt covenants as of March 31, 2019. We subsequently failed to comply with a similar requirement to issue GWG Life, LLC unaudited financial statements to LNV Corporation for the first quarter of 2019 within 45 days after March 31, 2019. CLMG Corp., as administrative agent for LNV Corporation, issued a forbearance extending the delivery date for these financial statements until July 22, 2019. The covenant violations were cured during the forbearance period and we are in compliance with the debt covenants as of the date of this report.

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

As of July 31, 2019, we had approximately $51.5 million in combined available cash, cash equivalents, restricted cash and policy benefits receivable. The decrease from approximately $183.9 million as of March 31, 2019 is due, in part, to our temporarily suspending the offering of our L Bonds, on which we heavily rely to fund our business operations. As described elsewhere in this report, the suspension resulted from our delinquency in filing certain periodic reports with the SEC, including this report. We anticipate recommencing our offering of L Bonds upon regaining compliance with our SEC reporting obligations. Although we expect to regain compliance with reporting obligations in the third quarter of 2019, there is no assurance that we will be able to do so within that timeframe. If we are forced to continue the suspension of our L Bond offering for any significant additional length of time, our business would be adversely impacted and our ability to service and repay our debt obligations, much of which is short term, would be compromised, thereby negatively affecting our business prospects and viability.

Financings Summary

We had the following outstanding debt balances as of March 31, 2019 and December 31, 2018:

	As of March 31, 2019		As of December 31, 2018
Issuer/Borrower	Principal Amount Outstanding	Weighted Average Interest Rate	Principal Amount Outstanding	Weighted Average Interest Rate
GWG DLP Funding IV, LLC – LNV senior credit facility (see Note 8)	$155,836,000	10.54%	$158,209,000	10.45%
GWG Holdings, Inc. – L Bonds (see Note 9)	769,307,000	7.24%	662,152,000	7.10%
GWG Holdings, Inc. – Seller Trust L Bonds (see Note 10)	366,892,000	7.50%	366,892,000	7.50%
Total	$1,292,035,000	7.64%	$1,187,253,000	7.67%

The table below reconciles the face amount of our outstanding debt to the carrying value shown on our balance sheets:

	As of March 31, 2019	As of December 31, 2018
Senior credit facility with LNV Corporation
Face amount outstanding	$155,836,000	$158,209,000
Unamortized selling costs	(8,968,000)	(9,231,000)
Carrying amount	$146,868,000	$148,978,000

L Bonds and Seller Trust L Bonds:
Face amount outstanding	$1,136,199,000	$1,029,044,000
Subscriptions in process	16,552,000	13,467,000
Unamortized selling costs	(29,462,000)	(24,216,000)
Carrying amount	$1,123,289,000	$1,018,295,000

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

In January 2015, we began publicly offering up to $1.0 billion of L Bonds as a follow-on to our earlier $250.0 million public debt offering. In January 2018, we began publicly offering up to $1.0 billion L Bonds as a follow-on to our earlier L Bond offering. Through March 31, 2019, the total amount of these L Bonds sold, including renewals, was $1.3 billion. As of March 31, 2019 and December 31, 2018, respectively, we had approximately $769.3 million and $662.1 million in principal amount of L Bonds outstanding (exclusive of Seller Trust L Bonds).

In October 2015, we began publicly offering up to 100,000 shares of our Redeemable Preferred Stock (“RPS”) at a per-share price of $1,000. As of December 31, 2017, we had issued approximately $99.1 million stated value of RPS and terminated that offering.

In February 2017, we began publicly offering up to 150,000 shares of our Series 2 Redeemable Preferred Stock (“RPS 2”) at a per-share price of $1,000. As of December 31, 2018, we had issued approximately $150 million stated value of RPS 2 and terminated that offering.

On August 10, 2018, GWG Holdings, GWG Life and the Bank of Utah, as trustee, entered into the Supplemental Indenture to the Amended and Restated Indenture. GWG Holdings entered into the Supplemental Indenture to add and modify certain provisions of the Amended and Restated Indenture necessary to provide for the issuance of the Seller Trust L Bonds. We issued Seller Trust L Bonds in the amount of $366.9 million to the Seller Trusts in connection with the Exchange Transaction. The maturity date of the Seller Trust L Bonds is August 9, 2023. The Seller Trust L Bonds bear interest at 7.5% per annum. Interest is payable monthly in cash (see Note 10).

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

The weighted-average interest rate of our outstanding L Bonds (excluding the Seller Trust L Bonds) as of March 31, 2019 and December 31, 2018 was 7.11% and 7.10%, respectively, and the weighted-average maturity at those dates was 3.02 and 2.83 years, respectively. Our L Bonds have renewal features. Since we first issued our L Bonds, we have experienced $535.8 million in maturities, of which $315.8 million has renewed through March 31, 2019 for an additional term. This has provided us with an aggregate renewal rate of approximately 58.9% for investments in these securities.

Future contractual maturities of L Bonds and Seller Trust L Bonds at March 31, 2019 are as follows:

Years Ending December 31,	L Bonds
Nine months ending December 31, 2019	$112,567,000
2020	159,710,000
2021 (1)	513,827,000
2022	80,589,000
2023	73,631,000
2024	60,200,000
Thereafter	135,675,000
$1,136,199,000

(1)	After the second anniversary of the Final Closing, the holders of the Seller Trust L Bonds will have the right to cause GWG to repurchase, in whole but not in part, the Seller Trust L Bonds held by such holder within 45 days. As such, while the maturity date of the $366,892,000 Seller Trust L Bonds is in August 2023, their contractual maturity is reflected in 2021, as that is the first period in which they could become payable. The repurchase may be paid, at GWG’s option, in the form of cash, a pro rata portion of (i) the outstanding principal amount and accrued and unpaid interest under the Commercial Loan Agreement and (ii) BEN LP common units, or a combination of cash and such property.

The L Bonds and the Seller Trust L Bonds are secured by all of our assets and are subordinate to our amended and restated senior credit facility with LNV Corporation.

On September 27, 2017, we entered into a $300 million amended and restated senior credit facility with LNV Corporation in which DLP IV is the borrower. We intend to use the proceeds from this facility to maintain our portfolio of life insurance policies, for liquidity and for general corporate purposes. As of March 31, 2019, we had approximately $155.8 million outstanding under the senior credit facility.

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

Capital expenditures have historically not been material and we do not anticipate making material capital expenditures in 2019 or beyond.

Alternative Assets and Secured Indebtedness

At March 31, 2019, the fair value of our investments in life insurance policies of $782.2 million plus our cash balance of $154.4 million, restricted cash balance of $20.3 million, life insurance policy benefits receivable of $9.2 million, and other assets of $596.0 million (which are mostly related to our investment in BEN LP and our financing receivable from same) totaled $1,562.1 million, representing an excess of portfolio assets over secured indebtedness of $270.1 million. At December 31, 2018, the fair value of our investments in life insurance policies of $747.9 million plus our cash balance of $114.6 million, restricted cash balance of $10.8 million, life insurance policy benefits receivable of $16.5 million, and other assets of $591.0 million totaled $1,480.8 million, representing an excess of portfolio assets over secured indebtedness of $293.6 million.

The following forward-looking table seeks to illustrate the impact that a hypothetical sale of our portfolio of life insurance assets (at various discount rates), and the realization of the financing receivable from affiliate, equity method investment in BEN LP (a substantial majority of the net assets of which are currently represented by intangible assets and goodwill) and equity security investment in the Option Agreement (in each case, at their respective carrying amounts and assuming no discount for lack of marketability or transaction costs, which could be substantial) would have on our ability to satisfy our debt obligations as of March 31, 2019. In all cases, the sale of the life insurance assets owned by DLP IV will be used first to satisfy all amounts owing under our amended and restated senior credit facility with LNV Corporation. The net sale proceeds remaining after satisfying all obligations under our amended and restated senior credit facility with LNV Corporation would be applied to the L Bonds and Seller Trust L Bonds on a pari passu basis.

Life Insurance

Portfolio Discount Rate	10%	12%	14%	16%	18%
Value of life insurance portfolio	$711,163,000	$642,721,000	$585,147,000	$536,226,000	$494,274,000
Cash, cash equivalents and policy benefits receivable	183,896,000	183,896,000	183,896,000	183,896,000	183,896,000
Other assets(2)	595,951,000	595,951,000	595,951,000	595,951,000	595,951,000
Total assets	1,491,010,000	1,422,568,000	1,364,994,000	1,316,073,000	1,274,121,000
Senior credit facility	155,836,000	155,836,000	155,836,000	155,836,000	155,836,000
Net after senior credit facility	1,335,174,000	1,266,732,000	1,209,158,000	1,160,237,000	1,118,285,000
L Bonds(1)	1,136,199,000	1,136,199,000	1,136,199,000	1,136,199,000	1,136,199,000
Net remaining	$198,975,000	$130,533,000	$72,959,000	$24,038,000	$(17,914,000)
Impairment to L Bonds	No impairment	No impairment	No impairment	No Impairment	Impairment

(1)	Amount represents L Bonds and Seller Trust L Bonds
(2)	Other assets includes Equity method investment, Financing receivable from affiliate and the equity security investment in the Option Agreement. Beneficient issued to GWG an option (the “Option Agreement”) to acquire the number of common units of BEN LP, interests or other property that would be received by a holder of the NPC-A Prime limited partnership interests of Beneficient Company Holdings, L.P., an affiliate of BEN LP.

The above table illustrates that our ability to fully satisfy amounts owing under the L Bonds and Seller Trust L Bonds would likely be impaired upon the sale or realization of the financing receivable from affiliate, equity method investment and equity security investment in the Option Agreement at their respective carrying amounts, plus all our life insurance assets at a price equivalent to a discount rate of approximately 17.11% or higher at March 31, 2019. At December 31, 2018, the likely impairment occurred at a discount rate of approximately 18.70% or higher. The discount rate used to calculate the fair value of our life insurance portfolio was 8.25% as of both March 31, 2019 and December 31, 2018.

The table does not include any allowance for transactional fees and expenses (which expenses and fees could be substantial) nor any discount for lack of marketability associated with a portfolio sale or the realization of the financing receivable with affiliate, equity method investment and equity security investment in the Option Agreement, respectively, and is provided to demonstrate how various discount rates used to value our portfolio of life insurance assets could affect our ability to satisfy amounts owing under our debt obligations in light of our senior secured lender’s right to priority payments under our amended and restated senior credit facility with LNV Corporation.

The table assumes we will realize the full amounts of our financing receivable, equity method investment, and equity security investment in the Option Agreement. There is currently no market for our financing receivable with affiliate, equity method investment and equity security investment in the Option Agreement, and a market may not develop. Our financing receivable from affiliate and a portion of our equity method investment in BEN LP may be used as consideration for retiring the Seller Trust L Bonds upon a redemption event or at the maturity of the Seller Trust L Bonds (see Notes 6 and 10). This table also does not include the yield maintenance fee, which could be substantial, we are required to pay in certain circumstances under our amended and restated senior credit facility with LNV Corporation. You should read the above table in conjunction with the information contained in other sections of this report, including Critical Accounting Policies — Fair Value Components — Discount Rate and the notes to the condensed consolidated financial statements.

Amendment of Credit Facility

Effective September 27, 2017, DLP IV entered into an amended and restated senior credit facility with LNV Corporation. The amended and restated senior credit facility makes available a total of up to $300,000,000 in credit to DLP IV with a maturity date of September 27, 2029. Additional advances are available under the amended and restated senior credit facility at the LIBOR rate described below. Advances are available as the result of additional borrowing base capacity, created as the premiums and servicing costs of pledged life insurance policies become due and by additional policy pledges to the amended and restated senior credit facility, if any. Interest will accrue on amounts borrowed under the amended and restated senior credit facility at an annual interest rate, determined as of each date of borrowing or quarterly if there is no borrowing, equal to (a) the greater of 12-month LIBOR or the federal funds rate (as defined in the agreement) plus one-half of one percent per annum, plus (b) 7.50% per annum. The effective rate at March 31, 2019 was 10.51%. Interest payments are made on a quarterly basis.

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

We are subject to various financial and non-financial covenants under the amended and restated senior credit facility with LNV Corporation, including, but not limited to, compliance with laws, preservation of existence, financial reporting, keeping of proper books of record and account, payment of taxes, and ensuring that neither DLP IV nor GWG Life become an investment company. Due to our failure to deliver GWG Life audited financial statements for 2018 to LNV Corporation within 90 days after the end of the year, we were in violation of our debt covenants as of March 31, 2019. We subsequently failed to comply with a similar requirement to issue GWG Life, LLC unaudited financial statements to LNV Corporation for the first quarter of 2019 within 45 days after March 31, 2019. CLMG Corp., as administrative agent for LNV Corporation, issued a forbearance extending the delivery date for these financial statements until July 22, 2019. The covenant violations were cured during the forbearance period and we are in compliance with the debt covenants as of the date of this report.

Cash Flows

Interest and Dividend Payments

We finance our businesses through a combination of life insurance policy benefit receipts, dividends and interest on investments (primarily our investments in Beneficient), equity offerings, debt offerings and our amended and restated senior credit facility with LNV Corporation. We have historically relied on debt (L Bonds and our amended and restated senior credit facility with LNV Corporation) and equity (preferred stock) financing for the majority of our cash expenditures (for policy acquisition, policy premiums and servicing costs, working capital and financing expenditures including paying principal and interest on existing debt) as the amount of cash flows from the realization of life insurance policy benefits and cash flows from our other investments has been insufficient to meet all of our needs. This has resulted in the Company incurring substantial indebtedness (much of it being of a short term nature) and, to a lesser extent, obligations to make dividend payments on our classes of preferred stock.

Our total interest expense for the three months ended March 31, 2019 and 2018 was $27.0 million and $16.1 million, respectively, and represent the largest single line item of expense in both periods. Preferred stock cash dividends paid for the three months ended March 31, 2019 and 2018 were $4.3 million and $3.7 million, respectively. While reducing our cost of funds and increasing our common equity base (at valuations accretive to our book value) are primary goals of the Company, until we do so we will continue to expend significant amounts of cash for interest and dividend payments and will thus continue to rely heavily on our ability to raise cash from our L Bond offering, amended and restated senior credit facility with LNV Corporation and other means as they are developed and available.

Life Insurance Policy Premium Payments

The payment of premiums and servicing costs to maintain life insurance policies represents one of our most significant requirements for cash disbursement. When a policy is purchased, we are able to calculate the minimum premium payments required to maintain the policy in-force. Over time as the insured ages, premium payments will increase. Nevertheless, the probability we will actually be required to pay the premiums decreases as mortality becomes more likely. These scheduled premiums and associated probabilities are factored into our expected internal rate of return and cash-flow modeling. Beyond premiums, we incur policy servicing costs, including annual trustee, policy administration and tracking costs. Additionally, we incur significant financing costs, including principal, interest and dividends. Both policy servicing costs and financing costs are excluded from our internal rate of return calculations. We finance our businesses through a combination of life insurance policy benefit receipts, dividends and interest on other investments, equity offerings, debt offerings, and advances under our amended and restated senior credit facility with LNV Corporation.

The amount of payments for anticipated premiums, including the requirement under our senior credit facility with LNV Corporation to maintain a two month cost-of-insurance threshold within each policy cash value account, and servicing costs that we will be required to make over the next five years to maintain our current portfolio, assuming no mortalities, is set forth in the table below.

Years Ending December 31,	Premiums	Servicing	Premiums and Servicing Fees
Nine months ending December 31, 2019	$50,753,000	$1,413,000	$52,166,000
2020	78,314,000	1,413,000	79,727,000
2021	90,938,000	1,413,000	92,351,000
2022	104,170,000	1,413,000	105,583,000
2023	116,608,000	1,413,000	118,021,000
2024	126,999,000	1,413,000	128,412,000
	$567,782,000	$8,478,000	$576,260,000

Our anticipated premium expenses are subject to the risk of increased cost-of-insurance charges (i.e., “COI” or premium charges) for the life insurance policies we own. During 2018, we received notice of, or support for, COI rate changes on 30 policies with combined face value of $84.6 million in our portfolio. These increased charges resulted in a $5.1 million reduction in the fair value of our life insurance portfolio in 2018. We have not received any notices of COI rate changes in 2019.

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

Quarter End Date	Portfolio Face Amount ($)	12-Month Trailing Benefits Realized ($)	12-Month Trailing Premiums Paid ($)	12-Month Trailing Benefits/Premium Coverage Ratio
March 31, 2015	754,942,000	46,675,000	23,786,000	196.2%
June 30, 2015	806,274,000	47,125,000	24,348,000	193.5%
September 30, 2015	878,882,000	44,482,000	25,313,000	175.7%
December 31, 2015	944,844,000	31,232,000	26,650,000	117.2%
March 31, 2016	1,027,821,000	21,845,000	28,771,000	75.9%
June 30, 2016	1,154,798,000	30,924,000	31,891,000	97.0%
September 30, 2016	1,272,078,000	35,867,000	37,055,000	96.8%
December 31, 2016	1,361,675,000	48,452,000	40,239,000	120.4%
March 31, 2017	1,447,558,000	48,189,000	42,753,000	112.7%
June 30, 2017	1,525,363,000	49,295,000	45,414,000	108.5%
September 30, 2017	1,622,627,000	53,742,000	46,559,000	115.4%
December 31, 2017	1,676,148,000	64,719,000	52,263,000	123.8%
March 31, 2018	1,758,066,000	60,248,000	53,169,000	113.3%
June 30, 2018	1,849,079,000	76,936,000	53,886,000	142.8%
September 30, 2018	1,961,598,000	75,161,000	55,365,000	135.8%
December 31, 2018	2,047,992,000	71,090,000	52,675,000	135.0%
March 31, 2019	2,098,428,000	87,045,000	56,227,000	154.8%

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

Off-Balance Sheet Arrangements

None.

Credit Risk

We review the credit risk associated with our portfolio of life insurance policies when estimating its fair value. In evaluating the policies’ credit risk, we consider insurance company solvency, credit risk indicators, economic conditions, ongoing credit evaluations, and company positions. We attempt to manage our credit risk related to life insurance policies typically by purchasing policies issued only from companies with an investment-grade credit rating by either Standard & Poor’s, Moody’s, or A.M. Best Company. As of March 31, 2019, 95.7% of our life insurance policies, by face value benefits, were issued by companies that maintained an investment-grade rating (BBB or better) by Standard & Poor’s.

The assets and liabilities exchanged in the Exchange Transaction are excluded from this analysis.

Interest Rate Risk

Our amended and restated senior credit facility with LNV Corporation is floating-rate financing. In addition, our ability to offer interest and dividend rates that attract capital (including in our continuous offering of L Bonds) is generally impacted by prevailing interest rates. Furthermore, while our L Bond offering provides us with fixed-rate debt financing, our Debt Coverage Ratio is calculated in relation to the interest rate on all of our debt financing, exclusive of our Seller Trust L Bonds. Therefore, increases in interest rates impact our business by increasing our borrowing costs and reducing availability under our debt financing arrangements. Earnings from our life insurance portfolio are based upon the spread, if any, generated between the return on the portfolio and the total cost of our financing (excluding cost of financing for the Seller Trust L Bonds). As a result, increases in interest rates will reduce the earnings we expect to achieve from our investments in life insurance policies.

Increases in interest rates could also adversely affect Beneficient’s earnings, which could result in less earnings from equity method investment for GWG from our equity method investment in Beneficient and/or impairment thereof.

Non-GAAP Financial Measures – Discontinuation

The Company in the past has provided non-GAAP financial measures as additional information to investors in order to provide an alternative method for assessing our financial condition and operating results. These non-GAAP financial measures are not in accordance with GAAP and may be different from non-GAAP measures used by other companies, including other companies within our industry.

Historically, we used non-GAAP financial measures for management’s assessment of our financial condition and operating results without regard to GAAP fair value standards. The application of current GAAP fair value standards, especially during a period of significant growth of our life insurance portfolio may result in current period GAAP financial results that may not be reflective of our long-term earnings potential. Management believed our non-GAAP financial measures provided investors an alternative view of our long-term earnings potential without regard to the volatility in GAAP financial results that can occur during the growth stage of our life insurance portfolio and company.

Due primarily to the Beneficient Transactions and the Expanded Strategic Relationship with Beneficient, and to a lesser extent the size and actuarial diversity of our portfolio of life insurance policies, we believe that our historical non-GAAP financial measures are no longer relevant. Therefore, we no longer disclose non-GAAP financial measures.

Debt Coverage Ratio

Our L Bond borrowing covenants require us to maintain a Debt Coverage Ratio of less than 90%. The Debt Coverage Ratio is calculated by dividing the sum of our total interest-bearing indebtedness by the sum of our cash, cash equivalents, restricted cash, life insurance policy benefits receivable, the net present value of the life insurance portfolio, and, without duplication, the value of all of our other assets as reflected on our most recently available balance sheet prepared in accordance with GAAP. The discount rate we use for the net present value of our life insurance portfolio for this calculation may not be the same discount rate we use for our GAAP valuation and isn’t necessarily reflective of the amount we could realize upon a sale of the portfolio.

	As of	As of
	March 31,	December 31,
	2019	2018
Life insurance portfolio policy benefits	$2,098,428,000	$2,047,992,000
Discount rate of future cash flows(1)	7.69%	7.75%
Net present value of life insurance portfolio policy benefits	$807,584,000	$770,074,000
All cash and cash equivalents (including restricted cash)	174,696,000	125,436,000
Life insurance policy benefits receivable (net of allowance)	9,200,000	16,461,000
Other assets(2)	595,951,000	591,048,000
Total Coverage	$1,587,431,000	$1,503,019,000

Senior credit facility with LNV Corporation	$155,836,000	$158,209,000
L Bonds and Seller Trust L Bonds	1,136,199,000	1,029,044,000
Total Indebtedness	$1,292,035,000	$1,187,253,000

Debt Coverage Ratio	81.39%	78.99%

(1)	Weighted-average interest rate paid on indebtedness, excluding that of Seller Trust L Bonds.

(2)	The Total Coverage amount as of March 31, 2019 includes “other assets” of GWG Holdings as reflected on its most recently available balance sheet prepared in accordance with GAAP. The definition of the Debt Coverage Ratio was defined in Amendment No. 1 to the Amended and Restated Indenture entered into as of March 27, 2018.

As of March 31, 2019 and December 31, 2018, we were in compliance with the Debt Coverage Ratio.

Portfolio Information

Our portfolio of life insurance policies, owned by our subsidiaries as of March 31, 2019, is summarized below:

Life Insurance Portfolio Summary

Total life insurance portfolio face value of policy benefits	$2,098,428,000
Average face value per policy	$1,757,000
Average face value per insured life	$1,885,000
Average age of insured (years)*	81.7
Average life expectancy estimate (years)*	7.6
Total number of policies	1,194
Number of unique lives	1,113
Demographics	78% Males; 22% Females
Number of smokers	53
Largest policy as % of total portfolio face value	0.6%
Average policy as % of total portfolio	0.1%
Average annual premium as % of face value	3.0%

*	Averages presented in the table are weighted averages.

Our portfolio of life insurance policies, owned by our subsidiaries as of March 31, 2019, organized by the insured’s current age and the associated number of policies and policy benefits, is summarized below:

Distribution of Policies and Policy Benefits by Current Age of Insured

				Percentage of Total
Min Age	Max Age	Number of Policies	Policy Benefits	Number of Policies	Policy Benefits	Wtd. Avg. LE (yrs.)
95	100	18	$29,153,000	1.5%	1.4%	2.3
90	94	131	254,273,000	11.0%	12.1%	3.5
85	89	252	579,409,000	21.1%	27.6%	5.3
80	84	245	430,373,000	20.5%	20.5%	7.5
75	79	234	409,470,000	19.6%	19.5%	10.4
70	74	227	314,465,000	19.0%	15.0%	11.3
60	69	87	81,285,000	7.3%	3.9%	11.6
Total		1,194	$2,098,428,000	100.0%	100.0%	7.6

Our portfolio of life insurance policies, owned by our subsidiaries as of March 31, 2019, organized by the insured’s estimated life expectancy estimates and associated policy benefits, is summarized below:

Distribution of Policies by Current Life Expectancies of Insured

				Percentage of Total
Min LE (Months)	Max LE (Months)	Number of Policies	Policy Benefits	Number of Policies	Policy Benefits
1	47	244	$375,730,000	20.4%	17.9%
48	71	231	409,480,000	19.4%	19.5%
72	95	238	458,640,000	19.9%	21.9%
96	119	183	296,746,000	15.3%	14.1%
120	143	137	246,890,000	11.5%	11.8%
144	179	125	215,791,000	10.5%	10.3%
180	249	36	95,151,000	3.0%	4.5%
Total		1,194	$2,098,428,000	100.0%	100.0%

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

The average yield to maturity of publicly traded life insurance company bonds data we consider as inputs to our life insurance portfolio valuation process was 4.10% as of March 31, 2019. We believe that this reflects, in part, the financial market’s judgment that credit risk is low with regard to these carriers’ financial obligations. The obligations of life insurance carriers to pay life insurance policy benefits ranks senior to all of their other financial obligations, including the senior bonds they issue. As of March 31, 2019, approximately 95.7% of the face value of policy benefits in our life insurance portfolio were issued by insurance companies with investment-grade credit ratings from Standard & Poor’s.

As of December 31, 2018, our ten largest life insurance company credit exposures and the Standard & Poor’s credit rating of their respective financial strength and claims-paying ability is set forth below:

Distribution of Policy Benefits by Top 10 Insurance Companies

Rank	Policy Benefits	Percentage of Policy Benefit Amount	Insurance Company	Ins. Co. S&P Rating
1	$290,896,000	13.9%	John Hancock Life Insurance Company	AA-
2	239,254,000	11.4%	Lincoln National Life Insurance Company	AA-
3	218,951,000	10.4%	AXA Equitable Life Insurance Company	A+
4	207,095,000	9.9%	Transamerica Life Insurance Company	AA-
5	120,763,000	5.8%	Metropolitan Life Insurance Company	AA-
6	102,498,000	4.9%	Pacific Life Insurance Company	AA-
7	96,993,000	4.6%	American General Life Insurance Company	A+
8	71,526,000	3.4%	ReliaStar Life Insurance Company	A
9	71,058,000	3.4%	Security Life of Denver Insurance Company	A
10	63,695,000	3.0%	Massachusetts Mutual Life Insurance Company	AA+
	$1,482,729,000	70.7%

ITEM 4.	CONTROLS AND PROCEDURES.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934) as of March 31, 2019 (the end of the period covered by this report). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, due to material weaknesses in internal control over financial reporting described in Part II, Item 9A of our 2018 Annual Report on Form 10-K for the year ended December 31, 2018, our disclosure controls and procedures were not effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described below under the caption “Remediation Plan”.

Remediation Plan

We began implementing a remediation plan to address the control deficiencies that led to the material weaknesses mentioned above. The remediation plan includes the following:

●	Assessing the sufficiency of accounting resources and personnel to effectively design and execute process level controls over complex non-recurring transactions and obtaining additional resources and/or personnel where required. We are also assessing our level of engagement of external professional services supporting these processes.

●	Active engagement with our material equity method investee to define reporting requirements and timelines to help ensure dependencies from them for our reporting deliverables are successfully met.

We are in the design and implementation phase of our remediation plan described above. The material weaknesses cannot be considered remediated until the controls have operated for a sufficient period of time and until management has concluded, through testing, that the control is operating effectively. Our goal is to remediate these material weaknesses by the end of 2019.

PART II — OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit
31.1	Section 302 Certification of the Chief Executive Officer (filed herewith).
31.2	Section 302 Certification of the Chief Financial Officer (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.1	Letter from ClearLife Limited, dated June 27, 2019 (filed herewith).
99.2	Portfolio of Life Insurance Policies as of March 31, 2019 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GWG HOLDINGS, INC.

Date: August 5, 2019	By:	/s/ Murray T. Holland
President and Chief Executive Officer

Date: August 5, 2019	By:	/s/ William B. Acheson
Chief Financial Officer

EXHIBIT INDEX

Exhibit
31.1	Section 302 Certification of the Chief Executive Officer (filed herewith).
31.2	Section 302 Certification of the Chief Financial Officer (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.1	Letter from ClearLife Limited, dated June 27, 2019 (filed herewith).
99.2	Portfolio of Life Insurance Policies as of March 31, 2019 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document