Form 10-Q
period 2019-06-30
GWG Holdings, Inc.
filed 2019-09-03
CIK 1522690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of August 30, 2019, GWG Holdings, Inc. had 33,033,420 shares of common stock outstanding.

GWG HOLDINGS, INC.

Index to Form 10-Q

for the Quarter Ended June 30, 2019

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019 (unaudited)	December 31, 2018
ASSETS
Cash and cash equivalents	$71,548,248	$114,587,084
Restricted cash	5,336,425	10,849,126
Investment in life insurance policies, at fair value	799,266,174	747,922,465
Life insurance policy benefits receivable, net	5,576,397	16,460,687
Financing receivables from affiliates	238,678,993	184,768,874
Equity method investment	369,696,377	360,841,651
Other assets	51,121,238	45,437,164
TOTAL ASSETS	$1,541,223,852	$1,480,867,051

LIABILITIES & STOCKHOLDERS’ EQUITY
LIABILITIES
Senior credit facility with LNV Corporation	$129,936,091	$148,977,596
L Bonds	782,447,640	651,402,663
Seller Trust L Bonds	366,891,940	366,891,940
Accounts payable	3,910,742	9,276,507
Interest and dividends payable	17,632,911	18,555,293
Other accrued expenses	6,870,823	4,705,170
TOTAL LIABILITIES	1,307,690,147	1,199,809,169

STOCKHOLDERS’ EQUITY

REDEEMABLE PREFERRED STOCK
(par value $0.001; shares authorized 100,000; shares outstanding 94,803 and 97,524; liquidation preference of $95,355,000 and $98,093,000 as of June 30, 2019 and December 31, 2018, respectively)	84,188,835	86,910,335
SERIES 2 REDEEMABLE PREFERRED STOCK
(par value $0.001; shares authorized 150,000; shares outstanding 147,845 and 148,359; liquidation preference of $148,708,000 and $149,225,000 as of June 30, 2019 and December 31, 2018, respectively)	128,548,958	129,062,704
COMMON STOCK
(par value $0.001; shares authorized 210,000,000; shares issued and outstanding 33,033,416 as of June 30, 2019 and 33,018,161 as of December 31, 2018)	33,033	33,018
Additional paid-in capital	241,317,803	249,662,168
Accumulated deficit	(220,554,924)	(184,610,343)
TOTAL STOCKHOLDERS’ EQUITY	233,533,705	281,057,882

TOTAL LIABILITIES & EQUITY	$1,541,223,852	$1,480,867,051

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
REVENUE
Gain (loss) on life insurance policies, net	$19,929,818	$23,339,750	$41,426,208	$37,208,495
Interest and other income	4,080,557	975,198	7,801,107	1,648,125
TOTAL REVENUE	24,010,375	24,314,948	49,227,315	38,856,620

EXPENSES
Interest expense	28,486,953	17,147,850	55,461,941	33,211,187
Employee compensation and benefits	6,794,009	3,235,699	11,947,991	6,978,368
Legal and professional fees	4,721,568	1,155,728	7,668,763	2,329,357
Other expenses	5,938,445	2,832,777	8,766,169	5,573,354
TOTAL EXPENSES	45,940,975	24,372,054	83,844,864	48,092,266

INCOME (LOSS) BEFORE INCOME TAXES	(21,930,600)	(57,106)	(34,617,549)	(9,235,646)
INCOME TAX EXPENSE (BENEFIT)	-	-	-	-

NET INCOME (LOSS) BEFORE EARNINGS (LOSS) FROM EQUITY METHOD INVESTMENT	(21,930,600)	(57,106)	(34,617,549)	(9,235,646)

Earnings (loss) from equity method investment	599,711	-	(1,327,032)	-

NET INCOME (LOSS)	(21,330,889)	(57,106)	(35,944,581)	(9,235,646)

Preferred stock dividends	4,278,218	4,338,487	8,574,532	8,042,971
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(25,609,107)	$(4,395,593)	$(44,519,113)	$(17,278,617)
NET INCOME (LOSS) PER COMMON SHARE
Basic	$(0.78)	$(0.76)	$(1.35)	$(2.97)
Diluted	$(0.78)	$(0.76)	$(1.35)	$(2.97)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	33,011,603	5,813,555	32,998,246	5,813,555
Diluted	33,011,603	5,813,555	32,998,246	5,813,555

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(21,330,889)	$(57,106)	$(35,944,581)	$(9,235,646)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Change in fair value of life insurance policies	(18,279,420)	(14,573,175)	(33,850,225)	(31,218,769)
Amortization of deferred financing and issuance costs	3,421,779	2,402,773	6,521,768	4,665,961
Accretion of discount on financing receivables from affiliates	(445,909)	-	(864,520)	-
(Earnings) loss from equity method investment	(599,711)	-	1,327,032	-
Stock-based compensation	(169,278)	47,480	664,531	260,404
(Increase) decrease in operating assets:
Life insurance policy benefits receivable	3,623,603	(14,732,270)	10,884,290	(10,376,239)
Accrued interest on financing receivables	(1,494,841)	-	(3,045,599)	-
Other assets	(1,004,700)	(1,732,765)	(4,946,637)	(1,809,206)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued expenses	(1,424,888)	494,610	(4,752,847)	(1,263,522)
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(37,704,254)	(28,150,453)	(64,006,788)	(48,977,017)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	(4,145,903)	(30,248,939)	(31,538,534)	(55,548,764)
Carrying value of matured life insurance policies	5,343,880	6,148,349	14,045,048	11,231,643
Financing receivables from affiliates issued	(50,000,000)	-	(50,000,000)	-
Equity method investment acquired	(10,000,000)	-	(10,000,000)	-
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(58,802,023)	(24,100,590)	(77,493,486)	(44,317,121)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on senior debt	-	3,266,221	-	12,903,166
Repayments of senior debt	(17,195,880)	(32,347,036)	(19,569,015)	(45,038,316)
Proceeds from issuance of L Bonds	45,241,850	60,536,446	171,226,542	97,197,545
Payments for issuance and redemption of L Bonds	(23,003,851)	(13,710,821)	(46,977,530)	(25,956,269)
Issuance (repurchase) of common stock	326,306	-	57,518	-
Proceeds from issuance of preferred stock	-	14,372,959	-	56,238,128
Payments for issuance of preferred stock	-	(984,599)	-	(4,142,294)
Payments for redemption of preferred stock	(2,395,329)	(1,212,690)	(3,214,246)	(1,539,914)
Preferred stock dividends	(4,278,218)	(4,338,487)	(8,574,532)	(8,042,971)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,305,122)	25,581,993	92,948,737	81,619,075

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(97,811,399)	(26,669,050)	(48,551,537)	(11,675,063)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH
BEGINNING OF PERIOD	174,696,072	157,765,163	125,436,210	142,771,176
END OF PERIOD	$76,884,673	$131,096,113	$76,884,673	$131,096,113

*	The line items Borrowings on senior debt and Repayments of senior debt for the three and six months ended June 30, 2018 have been revised to present gross activity that was previously reported net as discussed in Note 2 Correction of an Immaterial Error.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$25,830,000	$13,776,000	$49,434,000	$27,251,000
Premiums paid, including prepaid	$15,789,000	$12,393,000	$34,902,000	$24,226,000
Payments for exercised stock options	$-	$-	$-	$37,000
NON-CASH INVESTING AND FINANCING ACTIVITIES
L Bonds:
Conversion of accrued interest and commissions payable to principal	$238,000	$219,000	$872,000	$562,000
Conversion of L Bonds to redeemable preferred stock	$-	$125,000	$-	$4,546,000
Investment in life insurance policies included in accounts payable	$788,000	$990,000	$788,000	$990,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

For the three and six months ended June 30, 2019:

	Preferred Stock Shares	Preferred Stock	Common Shares	Common Stock (par)	Additional Paid-in Capital	Accumulated Deficit	Total Equity
Balance, March 31, 2019	245,064	$215,154,122	32,992,606	$32,993	$245,294,858	$(199,224,035)	$261,257,938

Net income (loss)	—	—	—	—	—	(21,330,889)	(21,330,889)

Issuance of common stock	—	—	40,874	41	326,266	—	326,307

Repurchase of common stock	—	—	(60)	(1)	—	—	(1)

Redemption of redeemable preferred stock	(2,416)	(2,416,329)	—	—	—	—	(2,416,329)

Preferred stock dividends	—	—	—	—	(4,278,218)	—	(4,278,218)

Stock-based compensation	—	—	—	—	(25,103)	—	(25,103)

Balance, June 30, 2019	242,648	$212,737,793	33,033,420	$33,033	$241,317,803	$(220,554,924)	$233,533,705

Balance, December 31, 2018 (audited)	245,883	$215,973,039	33,018,161	$33,018	$249,662,168	$(184,610,343)	$281,057,882

Net income (loss)	—	—	—	—	—	(35,944,581)	(35,944,581)

Issuance of common stock	—	—	58,009	58	418,954	—	419,012

Repurchase of common stock	—	—	(42,750)	(43)	(361,451)	—	(361,494)

Redemption of redeemable preferred stock	(3,235)	(3,235,246)	—	—	—	—	(3,235,246)

Preferred stock dividends	—	—	—	—	(8,574,532)	—	(8,574,532)

Stock-based compensation	—	—	—	—	172,664	—	172,664

Balance, June 30, 2019	242,648	$212,737,793	33,033,420	$33,033	$241,317,803	$(220,554,924)	$233,533,705

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - CONTINUED

(unaudited)

For the three and six months ended June 30, 2018:

	Preferred Stock Shares	Preferred Stock	Common Shares	Common Stock (par)	Additional Paid-in Capital	Accumulated Deficit	Total Equity
Balance, March 31, 2018	233,309	$212,369,231	5,813,555	$5,813	$—	$(48,628,057)	$163,746,987

Net income (loss)	—	—	—	—	—	(57,106)	(57,106)

Issuance of redeemable preferred stock	14,704	13,718,667	—	—	—	—	13,718,667

Redemption of redeemable preferred stock	(1,213)	(1,212,690)	—	—	—	—	(1,212,690)

Preferred stock dividends	—	(4,338,487)	—	—	—	—	(4,338,487)

Stock-based compensation	—	164,980	—	—	—	—	164,980

Balance, June 30, 2018	246,800	$220,701,701	5,813,555	$5,813	$—	$(48,685,163)	$172,022,351

Balance, December 31, 2017 (audited)	187,319	$173,115,447	5,813,555	$5,813	$—	$(39,449,517)	$133,671,743

Net income (loss)	—	—	—	—	—	(9,235,646)	(9,235,646)

Issuance of redeemable preferred stock	61,021	56,878,238	—	—	—	—	56,878,238

Redemption of redeemable preferred stock	(1,540)	(1,539,914)	—	—	—	—	(1,539,914)

Preferred stock dividends	—	(8,042,971)	—	—	—	—	(8,042,971)

Stock-based compensation	—	290,901	—	—	—	—	290,901

Balance, June 30, 2018	246,800	$220,701,701	5,813,555	$5,813	$—	$(48,685,163)	$172,022,351

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Nature of Business and Summary of Significant Accounting Policies

Nature of Business — GWG Holdings, Inc. (“GWG Holdings”) conducts its life insurance secondary market business through a wholly owned subsidiary, GWG Life, LLC (“GWG Life”), and GWG Life’s wholly owned subsidiaries, GWG Life Trust and GWG DLP Funding IV, LLC. GWG Holdings owns a significant equity interest in The Beneficient Company Group, L.P. (“BEN LP,” including all of the subsidiaries it may have from time to time — “Beneficient”). Beneficient is a financial services firm based in Dallas, Texas that provides liquidity solutions for mid-to-high net worth (“MHNW”) individuals and small-to-mid (“STM”) size institutions, which previously had few options to obtain early liquidity for their alternative assets holdings. Beneficient has closed a limited number of these transactions to date, and intends to significantly expand its operations. All of the GWG Holdings’ entities are legally organized in Delaware, other than GWG Life Trust, which is governed by the laws of the state of Utah. GWG Holdings’ wholly owned subsidiary, Life Epigenetics Inc. (formerly named Actüa Life & Annuity Ltd.) (“Life Epigenetics”) was formed to engage in various life insurance related businesses and activities related to its development of epigenetic technology. Through its wholly owned subsidiary, youSurance General Agency, LLC (“youSurance”), GWG Holdings offers life insurance directly to customers from a variety of life insurance carriers. Unless the context otherwise requires or we specifically so indicate, all references in this report to “we,” “us,” “our,” “our Company,” “GWG,” or the “Company” refer to these entities collectively. Our headquarters are currently in Minneapolis, Minnesota.

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

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On December 28, 2018, the final closing of the transaction occurred and the following actions took place (the “Final Closing” and the date upon which the Final Closing occurs, the “Final Closing Date”):

●	in accordance with the Master Exchange Agreement, and based on the net asset value of alternative asset financings as of the Final Closing Date, effective as of the Initial Transfer Date, (i) the principal amount of the Commercial Loan was reduced to $181,974,314, (ii) the principal amount of the Exchangeable Note was reduced to $148,228,432, and (iii) the principal amount of the Seller Trust L Bonds was reduced to $366,892,000;

●	the Seller Trusts refunded to GWG $840,430 in interest paid on the Seller Trust L Bonds related to the Seller Trust L Bonds that were issued as of the Initial Transfer Date but cancelled, effective as of the Initial Transfer Date;

●	the accrued interest on the Commercial Loan and the Exchangeable Note was added to the principal amount of the Commercial Loan, as a result of which the principal amount of the Commercial Loan as of the Final Closing Date was $192,507,946;

●	the Seller Trusts transferred to GWG an aggregate of 21,650,087 common units of BEN LP and GWG received 14,822,843 common units of BEN LP in exchange for the Exchangeable Note, upon completion of which GWG owned (including the 4,032,349 common units received by GWG on the Initial Transfer Date) 40,505,279 common units of BEN LP;

●	BEN LP issued to GWG an option (the “Option Agreement”) to acquire the number of common units of BEN LP, interests or other property that would be received by a holder of the NPC-A Prime limited partnership interests of Beneficient Company Holdings, L.P., an affiliate of BEN LP (“Beneficient Holdings”); and

●	GWG issued to the Seller Trusts 27,013,516 shares of GWG common stock (including 5,000,000 shares issued upon conversion of the Series B).

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

The Seller Trust L Bonds (see Note 11) are senior secured obligations of GWG, ranking junior only to all senior debt of GWG (see Note 9), pari passu in right of payment and in respect of collateral with all “L Bonds” of GWG (see Note 10), and senior in right of payment to all subordinated indebtedness of GWG. Payments under the Seller Trust L Bonds are guaranteed by GWG Life (see Note 23).

Series B Convertible Preferred Stock

The Series B converted into 5,000,000 shares of our common stock at a conversion price of $10 per share upon the Final Closing.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Common Units of BEN LP

In connection with the Initial Transfer and Final Closing, the Seller Trusts and Beneficient delivered to us 40,505,279 common units of BEN LP. This represented an approximate 89.9% interest in the common units of BEN LP as of the Final Closing Date (although, on a fully diluted basis, our ownership interest in common units of BEN LP would be reduced significantly below a majority of those issued and outstanding).

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

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The closing of the Purchase and Contribution Transaction occurred on April 26, 2019. Prior to or in connection with such closing:

●	GWG’s bylaws were amended to increase the maximum number of directors of GWG from nine to 13, and the actual number of directors comprising the Board of Director was increased from seven to 11.

●	All seven members of GWG’s Board of Directors prior to the closing resigned as directors of GWG, and 11 individuals designated by Beneficient were appointed as directors of GWG, leaving two board seats vacant after the closing.

●	Jon R. Sabes resigned from all officer positions he held with GWG or any of its subsidiaries prior to the closing, other than his position as Chief Executive Officer of GWG’s technology focused wholly owned subsidiaries, Life Epigenetics and youSurance.

●	Steven F. Sabes resigned from all officer positions he held with GWG or any of its subsidiaries prior to the closing, except as Chief Operating Officer of Life Epigenetics.

●	The resignations of Messrs. Jon and Steven Sabes included a full waiver and forfeit of (i) any severance that may be payable by GWG or any of its subsidiaries in connection with such resignations or the Purchase and Contribution Transaction and (ii) all equity awards of GWG held by either of them.

●	Murray T. Holland was appointed as Chief Executive Officer of GWG.

●	GWG entered into performance share unit agreements with certain employees of GWG pursuant to which such employees will collectively receive up to $4.5 million in bonuses under certain terms and conditions, including, among others, that such employees remain employed by GWG or one of its subsidiaries (or, if no longer employed, such employment was terminated by GWG other than for cause, as such term is defined in the performance share unit agreement) for a period of 120 days following the closing.

●	The stockholders agreement that was entered into on the Final Closing Date was terminated by mutual consent of the parties thereto.

●	BCC and AltiVerse executed and delivered a Consent and Joinder to the Amended and Restated Pledge and Security Agreement dated October 23, 2017 by and among the Company, GWG Life, LLC, Messrs. Jon and Steven Sabes and the Bank of Utah, which provides that the shares of GWG’s common stock acquired by BCC and AltiVerse pursuant to the Purchase and Contribution Agreement will continue to be pledged as collateral security for GWG’s obligations owing in respect of the L Bonds and Seller Trust L Bonds.

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

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Use of Estimates — The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make significant estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of revenue during the reporting period. We regularly evaluate estimates and assumptions, which are based on current facts, historical experience, management’s judgment, and various other factors that we believe to be reasonable under the circumstances. Our actual results may differ materially and adversely from our estimates. The most significant estimates with regard to these condensed consolidated financial statements relate to (1) the determination of the assumptions used in estimating the fair value of our investments in life insurance policies, (2) the assessment of potential impairment of our equity method investment and our equity security investment and determination of the allowance for credit losses on our financing receivables, and (3) the value of our deferred tax assets and liabilities. Periodically, we make significant estimates in assessing the fair value of assets acquired and consideration given in return for those assets, which are used to establish the initial recorded values of such assets in accordance with ASC 805, Business Combinations. Under ASC 805, the consideration paid in an asset acquisition is allocated among the assets acquired based on their relative fair values at acquisition date. In relation to the Exchange Transaction, relative fair values obtained from a third-party valuation firm were used to calculate the amounts recorded for the Commercial Loan, the Exchangeable Note, the equity method investment and the option agreement at their acquisition dates.

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

Cash, cash equivalents and restricted cash on our condensed consolidated statements of cash flows include cash and cash equivalents of $71.6 million and restricted cash of $5.3 million as of June 30, 2019, and $124.4 million and $6.7 million, respectively, as of June 30, 2018.

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

In a case where our acquisition of a policy is not complete as of a reporting date, but we have nonetheless advanced direct costs and deposits for the acquisition, those costs and deposits are recorded as other assets on our condensed consolidated balance sheets until the acquisition is complete and we have secured title to the policy. On both June 30, 2019 and December 31, 2018, none of our other assets comprised direct costs and deposits that we had advanced for life insurance policy acquisitions.

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

We reserve for policy benefits when it becomes probable that we will not collect the full amount of the policy benefit. The reserve requirements are based on the best facts available to us and are re-evaluated and adjusted as additional information becomes available. Uncollectible policy benefits are written off against the reserves when it is deemed that a policy amount is uncollectible. As of June 30, 2019, the balance of the allowance for uncollectible receivables was $4.3 million, relating to a single life insurance policy claim where collection is doubtful.

Other Assets — Included in other assets at June 30, 2019 are $38.6 million of equity security investment (see below), $6.5 million of prepaid expenses, $1.4 million of net fixed assets, $0.6 million of security deposits with states for life settlement provider licenses, $0.1 million net secured merchant cash advances and $3.9 million of other miscellaneous assets. At December 31, 2018, other assets included $38.6 million of equity security investment, $1.2 million of prepaid expenses, $1.5 million of net fixed assets, $0.6 million of security deposits with states for life settlement provider licenses, $0.5 million net secured merchant cash advances and $3.1 million of other miscellaneous assets.

In December 2018, in connection with the Final Closing of the Exchange Transaction, the Company entered into an Option Agreement with Beneficient. The agreement gives GWG the option to acquire the number of common units in BEN LP that would be received by the holder of NPC-A Prime limited partnership interests of Beneficient Holdings. There is no exercise price and the Company may exercise the option at any time until December 27, 2028, at which time the option will automatically settle. The Option Agreement is recorded in other assets at a value of $38.6 million at both June 30, 2019 and December 31, 2018. The Option Agreement is considered an equity security investment and the Company has elected the measurement alternative for equity securities without a readily determinable fair value. Under this measurement alternative, we record the Option Agreement at its cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investments of Beneficient. As at June 30, 2019, there were no indications of impairment. The instrument earns a preferred return that we accrue to the investment balance and record in interest and other income in the condensed consolidated statement of operations.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Financing Receivables — ASC 310, Receivables, provides guidance for receivables and notes that arise from credit sales, loans or other transactions. Financing receivables includes loans and notes receivable. Originated loans we hold for which we have the intent and ability to hold for the foreseeable future or to maturity (or payoff) are classified as held for investment. Financing receivables held for investment are reported in our condensed consolidated balance sheets at the outstanding principal balance adjusted for any write-offs, allowance for loan losses, deferred fees or costs, and any unamortized premiums or discounts. Interest income is accrued on outstanding principal as earned. Unamortized discounts and premiums are amortized using the effective interest method with the amortization recognized as part of interest income in the condensed consolidated statements of operations.

Losses on financing receivables are recognized when they are incurred, which requires us to make our best estimate of probable losses. Specific allowances are recorded for individually impaired loans to the extent we determine it is probable we will be unable to collect all amounts due according to original contractual terms of the loan agreement. Certain loans classified as impaired may not require an allowance for loan loss because we believe we will ultimately collect the unpaid balance (through collection or collateral repossession). The method for calculating the best estimate of losses depends on the type and risk characteristics of the related financing receivables. Such an estimate requires consideration of historical loss experience, adjusted for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates, financial health of market sectors, and the present and expected future levels of interest rates. The underlying assumptions, estimates and assessments we use to provide for losses are updated periodically to reflect our view of current conditions. Changes in such estimates can significantly affect the allowance and provision for losses. It is possible we will experience credit losses that are different from our current estimates. We have no allowance for losses at June 30, 2019 or December 31, 2018. Write-offs are deducted from the allowance for losses when we judge the principal to be uncollectible and subsequent recoveries are added to the allowance at the time cash is received on a written-off account.

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

Our equity method investment is reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the investment might not be recoverable. These circumstances can include, but are not limited to: evidence that we do not have the ability to recover the carrying amount, the inability of the investee to sustain earnings, a current fair value of the investment that is less than the carrying amount, and other investors ceasing to provide support or reducing their financial commitment to the investee. If the fair value of the investment is less than the carrying amount, and the investment will not recover in the near term, then an other-than-temporary impairment may exist. We recognize a loss in value of an investment deemed other-than-temporary in the period the conclusion is made.

The Company reports its share of the income or loss of the equity method partner companies on a one-quarter lag where we do not expect financial information to be consistently available on a timely basis.

For more information on equity method investment, see Note 7.

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

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock-Based Compensation — We measure and recognize compensation expense for all stock-based payments at fair value on the grant date over the requisite service period. We use the Black-Scholes option pricing model to determine the fair value of stock options and stock appreciation rights. For restricted stock grants (including restricted stock units), fair value is determined as of the closing price of our common stock on the date of grant. Stock-based compensation expense is recorded in general and administrative expenses based on the classification of the employee or vendor. The determination of fair value of stock-based payment awards on the date of grant is affected by our stock price and a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards and the expected duration of the awards. We account for the effects of forfeitures as they occur.

The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at grant date. Volatility is based on the standard deviation of the average continuously compounded rate of return of five selected companies.

Deferred Financing and Issuance Costs — Loans advanced to us under our amended and restated senior credit facility with LNV Corporation, as described in Note 9, are reported net of financing costs, including issuance costs, sales commissions and other direct expenses, which are amortized using the straight-line method over the term of the facility. The L Bonds, as described in Note 10, are reported net of financing costs, which are amortized using the effective interest method over the term of those borrowings. Selling and issuance costs of Redeemable Preferred Stock (“RPS”) and Series 2 Redeemable Preferred Stock (“RPS 2”), described in Notes 12 and 13, are netted against additional paid-in capital, until depleted, and then against the outstanding balance of the preferred stock. The offerings of our RPS and RPS 2 closed in March 2017 and April 2018, respectively. There were no issuance costs associated with the August 2018 issuance of the Series B Convertible Preferred Stock, described in Note 14.

Earnings (Loss) per Share — Basic earnings (loss) per share attributable to common shareholders are calculated using the weighted-average number of shares outstanding during the reported period. Diluted earnings (loss) per share are calculated based on the potential dilutive impact of our RPS, RPS 2, restricted stock units, warrants and stock options. Due to our net loss attributable to common shareholders for the three and six months ended June 30, 2019 and 2018, there are no dilutive securities.

Reclassification — Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. See Note 23 for an explanation of certain reclassifications we recorded in comparative periods on the guarantor financial statements.

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

(2) Correction of an Immaterial Error

In the condensed consolidated statement of cash flows for the three and six months ended June 30, 2018, we have separated the gross borrowings and repayments on our senior credit facility with LNV Corporation that were previously erroneously reported on a net basis in cash flows from financing activities.

For the three and six months ended June 30, 2018, we previously reported net repayments of senior debt of $29.1 million and $32.1 million, respectively. We have revised the comparative information for the three and six months ended June 30, 2018 to report gross borrowings on senior debt of $3.3 million and $12.9 million, respectively, and gross repayments of senior debt of $32.3 million and $45.0 million, respectively, in the condensed consolidated statements of cash flows. This revision had no effect on the total cash flows from financing activities.

(3) Restrictions on Cash

Under the terms of our amended and restated senior credit facility with LNV Corporation (discussed in Note 9), we are required to maintain collection and payment accounts that are used to collect policy benefits from pledged policies, pay annual policy premiums, interest and other charges under the facility, and distribute funds to pay down the facility.

The agents for the lender authorize the disbursements from these accounts. At June 30, 2019 and December 31, 2018, there was a balance of $4,719,000 and $4,164,000, respectively, in these collection and payment accounts.

To fund the Company’s acquisition of life insurance policies, we are required to maintain escrow accounts. Distributions from these accounts are made according to life insurance policy purchase contracts. At June 30, 2019 and December 31, 2018, there was a balance of $617,000 and $6,685,000, respectively, in the Company’s escrow accounts.

(4) Investment in Life Insurance Policies

Our investments in life insurance policies are valued based on unobservable inputs that are significant to their overall fair value. Changes in the fair value of these policies, net of premiums paid, are recorded in gain (loss) on life insurance policies, net in our condensed consolidated statements of operations. Fair value is determined on a discounted cash flow basis that incorporates life expectancy assumptions generally derived from reports obtained from widely accepted life expectancy providers (other than insured lives covered under small face amount policies — those with $1 million in face value benefits or less — which utilize either a single fully underwritten, or simplified report based on self-reported medical interview), assumptions relating to cost-of-insurance (premium) rates and other assumptions. The discount rate we apply incorporates current information about the discount rates observed in the life insurance secondary market, fixed income market interest rates, the estimated credit exposure to the insurance companies that issued the life insurance policies and management’s estimate of the operational risk premium a purchaser would require to receive the future cash flows derived from our portfolio as a whole. Management has significant discretion regarding the combination of these and other factors when determining the discount rate. As a result of management’s analysis, a discount rate of 8.25% was applied to our portfolio as of both June 30, 2019 and December 31, 2018.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Portfolio Information

Our portfolio of life insurance policies, owned by our subsidiaries as of June 30, 2019, is summarized below:

Life Insurance Portfolio Summary

Total life insurance portfolio face value of policy benefits	$2,088,445,000
Average face value per policy	$1,755,000
Average face value per insured life	$1,885,000
Average age of insured (years) *	82.0
Average life expectancy estimate (years) *	7.4
Total number of policies	1,190
Number of unique lives	1,108
Demographics	77% Male; 23% Female
Number of smokers	50
Largest policy as % of total portfolio face value	0.63%
Average policy as % of total portfolio face value	0.08%
Average annual premium as % of face value	3.1%

*	Averages presented in the table are weighted averages.

A summary of our policies, organized according to their estimated life expectancy dates as of the reporting date, is as follows:

	As of June 30, 2019			As of December 31, 2018
Years Ending December 31,	Number of Policies	Estimated Fair Value	Face Value	Number of Policies	Estimated Fair Value	Face Value
2019	3	$3,183,000	$3,375,000	9	$6,380,000	$7,305,000
2020	28	31,327,000	38,245,000	41	46,338,000	59,939,000
2021	67	61,605,000	87,216,000	81	68,836,000	108,191,000
2022	112	107,554,000	183,851,000	104	97,231,000	177,980,000
2023	118	111,219,000	211,639,000	109	93,196,000	185,575,000
2024	118	98,149,000	223,730,000	107	84,150,000	211,241,000
Thereafter	744	386,229,000	1,340,389,000	703	351,791,000	1,297,761,000
Totals	1,190	$799,266,000	$2,088,445,000	1,154	$747,922,000	$2,047,992,000

We recognized life insurance benefits of $22,998,000 and $27,623,000 during the three months ended June 30, 2019 and 2018, respectively, related to policies with a carrying value of $5,344,000 and $6,148,000, respectively, and as a result recorded realized gains of $17,655,000 and $21,475,000. We recognized life insurance benefits of $53,457,000 and $42,127,000 during the six months ended June 30, 2019 and 2018, respectively, related to policies with a carrying value of $14,045,000 and $11,232,000, respectively, and as a result recorded realized gains of $39,412,000 and $30,895,000.

A reconciliation of gain (loss) on life insurance policies is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Change in estimated probabilistic cash flows(1)	$17,122,000	$17,409,000	$34,253,000	$36,414,000
Unrealized gain on acquisitions(2)	1,844,000	5,795,000	6,303,000	12,769,000
Premiums and other annual fees	(16,004,000)	(12,708,000)	(31,836,000)	(24,906,000)
Change in discount rates(3)	-	-	-	-
Change in life expectancy evaluation(4)	-	(95,000)	-	(4,963,000)
Face value of matured policies	22,998,000	27,623,000	53,457,000	42,127,000
Fair value of matured policies	(6,030,000)	(14,684,000)	(20,751,000)	(24,233,000)
Gain (loss) on life insurance policies, net	$19,930,000	$23,340,000	$41,426,000	$37,208,000

(1)	Change in fair value of expected future cash flows relating to our investment in life insurance policies that are not specifically attributable to changes in life expectancy, discount rate changes or policy maturity events.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(2)	Gain resulting from fair value in excess of the purchase price for life insurance policies acquired during the reporting period.

(3)	The discount rate applied to estimate the fair value of the portfolio of life insurance policies we own was 8.25% at June 30 and March 31, 2019 and December 31, 2018, and was 10.45% at June 30 and March 31, 2018 and December 31, 2017.

(4)	The change in fair value due to updating life expectancy estimates on certain life insurance policies in our portfolio.

Estimated premium payments and servicing fees required to maintain our current portfolio of life insurance policies in force for the next five years, assuming no mortalities, are as follows:

Years Ending December 31,	Premiums	Servicing	Total
Six months ending December 31, 2019	$33,928,000	$829,000	$34,757,000
2020	77,911,000	1,658,000	79,569,000
2021	90,331,000	1,658,000	91,989,000
2022	103,573,000	1,658,000	105,231,000
2023	115,898,000	1,658,000	117,556,000
2024	125,937,000	1,658,000	127,595,000
	$547,578,000	$9,119,000	$556,697,000

Management anticipates funding the majority of the premium payments and servicing fees estimated above from cash flows realized from life insurance policy benefits, and to the extent necessary, with additional borrowing capacity created as the premiums and servicing costs of pledged life insurance policies become due, under the amended and restated senior credit facility with LNV Corporation as described in Note 9, and the net proceeds from our offering of L Bonds as described in Note 10. Management anticipates funding premiums and servicing costs of non-pledged life insurance policies with cash flows realized from life insurance policy benefits from our portfolio of life insurance policies and net proceeds from our offering of L Bonds. The proceeds of these capital sources may also be used for the purchase, policy premiums and servicing costs of additional life insurance policies, working capital and financing expenditures including paying principal, interest and dividends.

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

The following table reconciles the beginning and ending fair value of our Level 3 investments in our portfolio of life insurance policies for the periods ended June 30, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Beginning balance	$782,185,000	$687,389,000	$747,922,000	$650,527,000
Purchases	4,146,000	30,249,000	31,539,000	55,549,000
Maturities (initial cost basis)	(5,344,000)	(6,148,000)	(14,045,000)	(11,232,000)
Net change in fair value	18,279,000	14,573,000	33,850,000	31,219,000
Ending balance	$799,266,000	$726,063,000	$799,266,000	$726,063,000

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Historically, for life insurance policies with face amounts greater than $1 million and that are not pledged as collateral under our amended and restated senior credit facility with LNV Corporation (approximately 25.0% of our portfolio by face amount of policy benefits), we attempted to obtain updated life expectancy reports on a continuous rotating three year cycle. For life insurance policies that are pledged under our amended and restated senior credit facility with LNV Corporation (approximately 62.8% of our portfolio by face amount of policy benefits), we are presently required to begin to update the life expectancy estimates every two years beginning from the closing date of the amended and restated senior credit facility with LNV Corporation. For the remaining small face insurance policies (i.e., a policy with $1 million in face value benefits or less), we historically employed other methods and timeframes to update life expectancy estimates.

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

The following table summarizes the inputs utilized in estimating the fair value of our portfolio of life insurance policies:

	As of June 30, 2019	As of December 31, 2018
Weighted-average age of insured, years*	82.0	82.1
Weighted-average life expectancy, months*	89.1	93.2
Average face amount per policy	$1,755,000	$1,775,000
Discount rate	8.25%	8.25%

(*)	Weighted-average by face amount of policy benefits

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

Change in Fair Value of the Investment in Life Insurance Policies

	Change in Life Expectancy Estimates
	minus 8 months	minus 4 months	plus 4 months	plus 8 months
June 30, 2019	$117,337,000	$59,607,000	$(57,479,000)	$(114,531,000)
December 31, 2018	$113,410,000	$57,611,000	$(55,470,000)	$(110,473,000)

	Change in Discount Rate
	minus 2%	minus 1%	plus 1%	plus 2%
June 30, 2019	$96,556,000	$45,890,000	$(41,699,000)	$(79,708,000)
December 31, 2018	$95,747,000	$45,440,000	$(41,179,000)	$(78,615,000)

Other Fair Value Considerations

The carrying value of policy benefit receivables, prepaid expenses, accounts payable and accrued expenses approximate fair value due to their short-term maturities and low credit risk. Using the income-based valuation approach, the estimated fair value of our L Bonds and Seller Trust L Bonds, largely containing the same terms, having an aggregate face value of $1,164,810,000 as of June 30, 2019, is approximately $1,231,921,000 based on a weighted-average market interest rate of 6.30%.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Commercial Loan receivable from BEN LP has a below-market interest rate of 5.0% per year; provided that the accrued interest from the date of the Initial Transfer to the Final Closing Date of the Exchange Transaction was added to the principal balance of the Commercial Loan. From and after the Final Closing Date, one-half of the interest, or 2.5% per year, is due and payable monthly in cash, and (ii) one-half of the interest, or 2.5% per year, accrues and compounds annually on each anniversary date of the Final Closing Date and becomes due and payable in full in cash on the maturity date. Utilizing an implied yield of 6.75%, we estimate the fair value of the Commercial Loan to be approximately $187,047,000 as of June 30, 2019 based on a market yield analysis for similar instruments with similar credit profiles. The Commercial Loan had an outstanding principal amount of $192,508,000 as of June 30, 2019.

The Promissory Note receivable from the LiquidTrusts (see Note 6) earns interest at 7.0% per year, payable upon maturity in 2023. Utilizing an implied yield of 7.0%, we estimate the fair value of the Promissory Note to be approximately $49,100,000 as of June 30, 2019 based on a market yield analysis for similar instruments with similar credit profiles. The Promissory Note had an outstanding principal balance of $50,000,000 as of June 30, 2019.

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

GWG MCA Capital, Inc. (“GWG MCA”) participated in the merchant cash advance industry by directly advancing sums to merchants and lending money, on a secured basis, to companies that advance sums to merchants. Each quarter, we review the carrying value of these cash advances, determine if an impairment exists and establish or adjust an allowance for loan loss as necessary. At June 30, 2019, one of our secured cash advances was impaired. Specifically, the secured loan to Nulook Capital LLC had an outstanding balance of $1,879,000 and an allowance for loan loss of $1,879,000 at June 30, 2019. We deem fair value to be the estimated collectible value on each loan or advance made from GWG MCA. Secured merchant cash advances, net of allowance for loan loss, of $121,000 and $547,000 are included within other assets on our condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively. Where we estimate the collectible amount to be less than the outstanding balance, we record an allowance for the difference. Provision for merchant cash advances are recorded within other expenses on our condensed consolidated statements of operations (see Note 18). GWG MCA no longer advances cash to merchants, nor does it lend money to companies that advance sums to merchants.

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

The following table summarizes outstanding common stock warrants (discussed in Note 16) as of June 30, 2019:

Month issued	Warrants issued	Fair value per share	Risk free rate	Volatility	Term
September 2014	16,000	$1.26	1.85%	17.03%	5 years
	16,000

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(6) Financing Receivables from Affiliates

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

The Commercial Loan Agreement includes customary events of default, including, but not limited to, non-payment of principal or interest, failure to comply with covenants, failure to pay other indebtedness when due, cross-acceleration to other debt, material adverse effects, events of bankruptcy and insolvency, and unsatisfied judgments. The borrower was in violation of certain of its financial reporting covenants in the Commercial Loan Agreement as of June 30, 2019. GWG Life agreed to a forbearance of its rights and remedies under the Commercial Loan Agreement relating to such noncompliance until July 31, 2019. As of the date of this filing, the borrower is current on its financial reporting covenants.

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

Promissory Note

On May 31, 2019, GWG Life entered into a Promissory Note (the “Promissory Note”), made by Jeffrey S. Hinkle and Dr. John A. Stahl, not in their individual capacity but solely as trustees of The LT-1 LiquidTrust, The LT-2 LiquidTrust, The LT-5 LiquidTrust, The LT-7 LiquidTrust, The LT-8 LiquidTrust and The LT-9 LiquidTrust (collectively, the “LiquidTrust Borrowers”) in the principal amount of $65,000,000. Pursuant to the terms of the Promissory Note, GWG Life will fund a term loan to the LiquidTrust Borrowers in an aggregate principal amount of $65,000,000 (the “Loan”), which Loan is to be funded in two installments as described below. The Loan was made pursuant to GWG’s strategy to further diversify into alternative assets (beyond life insurance) and ancillary businesses and was intended to better position Beneficient’s balance sheet, working capital and liquidity profile to satisfy anticipated state of Texas regulatory requirements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The LiquidTrust Borrowers are common law trusts established as part of alternative asset financings extended by a subsidiary of BEN LP, of which the Company owns approximately 90% of the issued and outstanding common units of BEN LP (although, on a fully diluted basis, our ownership interest in common units of BEN LP would be reduced significantly below a majority of those issued and outstanding). Although each Borrower is allocated a portion of the Loan equal to approximately 16.7% of the aggregate outstanding principal of the Loan, the Loan constitutes the joint and several obligations of the LiquidTrust Borrowers.

An initial advance in the principal amount of $50,000,000 was funded on June 3, 2019 and, subject to satisfaction of certain customary conditions, it is anticipated that the second advance, in the principal amount of $15,000,000, will be funded no sooner than September 15, 2019 and no later than December 31, 2019. The Loan bears interest at 7.0% per annum, with interest payable at maturity, and matures on June 30, 2023. Subject to the Intercreditor Agreements (as defined below), the Loan can be prepaid at the LiquidTrust Borrowers’ election without premium or penalty.

The Loan is unsecured and is subject to certain covenants (including a restriction on the incurrence of any indebtedness senior to the Loan other than existing senior loan obligations to each of HCLP Nominees, L.L.C. (“HCLP”) and Beneficient Holdings, Inc. (“BHI”, and together with HCLP, the “Senior Lenders”), as lenders) and events of default. The Senior Lenders are directly or indirectly associated with one of Beneficient’s founders, who is also Chairman of the Company’s Board of Directors.

Intercreditor Agreements

In connection with the Promissory Note, the Company also entered into two intercreditor and subordination agreements: (1) an Intercreditor Agreement between the GWG Life and HCLP and (2) an Intercreditor Agreement between the GWG Life and BHI (the “Intercreditor Agreements”). Under the Intercreditor Agreements, GWG Life agrees to subordinate the Loan to the secured obligations of Beneficient and its affiliates outstanding to the Senior Lenders (the “Senior Loan Obligations”), agrees to not take any liens to secure the Loan (and to subordinate such liens, if any, to the liens of the Senior Lenders), and agrees not to take enforcement actions under the Promissory Note until such Senior Loan Obligations are paid in full. The Intercreditor Agreements establish various other inter-lender and subordination terms, including, without limitation, with respect to permitted actions by each party, permitted payments, waivers, voting arrangements in bankruptcy, application of certain proceeds and limitations on amendments of the respective loan obligations of the parties. The Senior Lenders have agreed not to extend the maturity of their respective loan obligations beyond June 30, 2023 or increase the outstanding principal of the loans made by the Senior Lenders without the written consent of GWG Life. GWG Life has agreed not to transfer, assign, pledge, grant a security interest in or otherwise dispose of (including, without limitation, pursuant to a foreclosure) the Promissory Note except with the written consent of the Senior Lenders (such consent not to be unreasonably withheld) or to the Company or direct or indirect wholly owned subsidiaries thereof.

The following table summarizes outstanding principal, discount and accrued interest balances of the financing receivables:

	June 30, 2019	December 31, 2018
Commercial Loan
Commercial Loan receivable – principal	$192,508,000	$192,508,000
Discount on Commercial Loan receivable	(6,982,000)	(7,846,000)
Accrued interest receivable on Commercial Loan	2,861,000	107,000
Balance outstanding on Commercial Loan	188,387,000	184,769,000

Promissory Note
Promissory Note receivable – principal	50,000,000	-
Accrued interest receivable on Promissory Note	292,000	-
Balance outstanding on Promissory Note	50,292,000	-

Total financing receivables from affiliates	$238,679,000	$184,769,000

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(7) Equity Method Investment

During 2018, in connection with the Initial Transfer and Final Closing of the Exchange Transaction, we acquired 40.5 million common units of BEN LP for a total limited partnership interest in the common units of BEN LP of approximately 89.9% as of December 31, 2018 (although, on a fully diluted basis, our ownership interest in common units of BEN LP would be reduced significantly below a majority of those issued and outstanding). On June 12, 2019, we acquired an additional 1 million common units of BEN LP from a third party for a cash investment of $10 million. The common units of BEN LP are not publicly traded on a stock exchange.

Our investment in the common units of BEN LP is presented in equity method investment on our condensed consolidated balance sheets. Our proportionate share of earnings or losses from our investee is recognized in earnings (loss) from equity method investment in our condensed consolidated statements of operations. We record our share of the income or loss of Beneficient on a one-quarter lag.

Financial information pertaining to Beneficient is summarized in the table below:

	Three months ended March 31, 2019 (unaudited)		Six months ended March 31, 2019 (unaudited)
Total revenues	$15,805,000		$41,111,000
Net loss	(4,397,000)		(46,041,000)
Net earnings (loss) attributable to BEN LP common unitholders	673,000		(12,519,000)
GWG portion of net earnings (loss)	600,000	(1)	(1,327,000	)(2)

(1) Our portion of Beneficient's net earnings (loss) from January 1, 2019 to March 31, 2019.

(2) Our portion of Beneficient's net earnings (loss) from October 1, 2018 to March 31, 2019.

Due to our accounting election to record the equity earnings of Beneficient on a one quarter-lag, for the three months ended June 30, 2019, we recorded earnings of $600,000 for our share of the net earnings of Beneficient for the period from January 1 to March 31, 2019, and for the six months ended June 30, 2019, we recorded a loss of $1,327,000 for the period from October 1, 2018 to March 31, 2019. For the period from October 1 to December 28, 2018, we owned 13.9% of the common units of BEN LP. Effective December 28, 2018, as a result of the Final Closing of the Exchange Transaction, our ownership of BEN LP common units increased to approximately 89.9%. As a result of common unit issuances by BEN LP in the first quarter of 2019, our ownership dropped to 88.1% as of March 31, 2019. Effective June 12, 2019, we acquired an additional 1 million common units of BEN LP, which increased our ownership to 90.2% (although, on a fully diluted basis, our ownership interest in common units of BEN LP would be reduced significantly below a majority of those issued and outstanding).

A substantial majority of the net assets of Beneficient are currently represented by intangible assets and goodwill. As such, we believe substantially all of our equity method investment is characterized as equity method goodwill as of June 30, 2019. We do not believe conditions exist indicating an other-than-temporary loss in the value of our investment and no impairment has been recorded to our equity method investment as of June 30, 2019.

Beneficient has certain share classes outstanding other than and senior to the BEN LP common units, namely Class S Ordinary units and Non-Participating Convertible Series A units issued by a subsidiary of BEN LP. These units are classified as noncontrolling interest and redeemable noncontrolling interest, respectively, on the consolidated statements of financial position of Beneficient and their share of the net income of Beneficient is classified as net income attributable to noncontrolling interests on the consolidated statements of operations of Beneficient. These units are exchangeable or convertible into common units of BEN LP.

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

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The rights of all partners of Beneficient Holdings are governed by a Limited Partnership Agreement (“BCH LPA”). On April 26, 2019, the BCH LPA was amended. Under the amendment, the preferred return to be paid to Preferred Series A holders is limited through December 31, 2019 by a quarterly rate cap that is based on the annualized revenues of Beneficient Holdings. Further, under the amendment, the Preferred Series A holders can convert up to 20% of the sub-capital balance in any calendar year into Class S Ordinary Units on or after January 1, 2021. Upon such an election, a holder of Preferred Series A will be issued Class S Ordinary Units necessary to provide the holder with a number of Class S Ordinary Units that, in the aggregate, equal (a) the balance of the holder’s capital account associated with the Preferred Series A Subclass 1 Unit accounts being converted divided by (b) $8.50.

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

(8) Variable Interest Entities

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

We have determined that the LiquidTrust Borrowers are VIEs, but that we are not the primary beneficiary of the variable interests. We do not have the power to direct any activities of the LiquidTrust Borrowers that most significantly impact the Borrower’s economic performance. The Company’s exposure to risk of loss in the LiquidTrust Borrowers is limited to its financing receivable from the LiquidTrust Borrowers.

The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs at June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
Financing receivables from affiliates	$238,679,000	$238,679,000	$184,769,000	$184,769,000
Equity method investment	369,696,000	369,696,000	360,842,000	360,842,000
Other asset	38,607,000	38,607,000	38,562,000	38,562,000
Total assets	$646,982,000	$646,982,000	$584,173,000	$584,173,000

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(9) Credit Facility — LNV Corporation

On September 27, 2017, we entered into an amended and restated senior credit facility with LNV Corporation as lender through our subsidiary GWG DLP Funding IV, LLC (“DLP IV”). The amended and restated senior credit facility makes available a total of up to $300,000,000 in credit with a maturity date of September 27, 2029. Additional advances are available under the amended and restated senior credit facility at the LIBOR rate as herein defined. Advances are available as the result of additional borrowing base capacity, created as the premiums and servicing costs of pledged life insurance policies become due. Interest will accrue on amounts borrowed under the amended and restated senior credit facility at an annual interest rate, determined as of each date of borrowing or quarterly if there is no borrowing, equal to (a) the greater of 12-month LIBOR or the federal funds rate (as defined in the agreement) plus one-half of one percent per annum, plus (b) 7.50% per annum. The effective rate at June 30, 2019 was 10.22%. Interest payments are made on a quarterly basis.

As of June 30, 2019, approximately 62.8% of the total face value of our life insurance policies portfolio is pledged to LNV Corporation. The amount outstanding under this facility was $138,640,000 and $158,209,000 at June 30, 2019 and December 31, 2018, respectively. Obligations under the amended and restated senior credit facility are secured by a security interest in DLP IV’s assets, for the benefit of the lenders, through an arrangement under which Wells Fargo Bank, N.A. serves as securities intermediary. The life insurance policies owned by DLP IV do not serve as direct collateral for the obligations of GWG Holdings under the L Bonds and Seller Trust L Bonds. The difference between the amount outstanding and the carrying amount on our condensed consolidated balance sheets is due to netting of unamortized debt issuance costs.

The amended and restated senior credit facility has certain financial and nonfinancial covenants. Due to our failure to deliver GWG Life, LLC audited financial statements for 2018 to LNV Corporation within 90 days after the end of the year, and our failure to comply with a similar requirement to issue GWG Life, LLC unaudited financial statements to LNV Corporation for the first quarter of 2019 within 45 days after March 31, 2019, we were in violation of our debt covenants as of June 30, 2019. CLMG Corp., as administrative agent for LNV Corporation, issued a forbearance extending the delivery date for those financial statements until July 22, 2019. The covenant violations were cured during the forbearance period and we are in compliance with the debt covenants as of the date of this filing.

(10) L Bonds

We began publicly offering and selling L Bonds in January 2012 under the name “Renewable Secured Debentures”. These debt securities were re-named “L Bonds” in January 2015. L Bonds are publicly offered and sold on a continuous basis under a registration statement permitting us to sell up to $1.0 billion in principal amount of L Bonds through January 2018. On December 1, 2017, an additional public offering was declared effective permitting us to sell up to $1.0 billion in principal amount of L Bonds on a continuous basis until December 2020. The new offering is a follow-on to the previous L Bond offering and contains the same terms and features. We are party to an indenture governing the L Bonds dated October 19, 2011, as amended (“Indenture”), under which GWG Holdings is obligor, GWG Life is guarantor, and Bank of Utah serves as indenture trustee. On October 23, 2017, the parties entered into the Amended and Restated Indenture in connection with the new offering. On March 27, 2018, GWG L Bond holders approved Amendment No.1 to the Amended and Restated Indenture. This amendment expands the definition of Total Coverage to include, without duplication, the value of all of our other assets as reflected on our most recently available balance sheet prepared in accordance with GAAP. The Amended and Restated Indenture contains certain financial and non-financial covenants, and we were in compliance with these covenants at June 30, 2019 and December 31, 2018.

We publicly offer and sell L Bonds under a registration statement declared effective by the SEC and have issued Seller Trust L Bonds under a Supplemental Indenture, as described in Note 11. We temporarily suspended the offering of our L Bonds on May 1, 2019 as a result of our delay in filing certain periodic reports with the SEC. We recommenced our L Bond offering on August 8, 2019. The L Bonds and Seller Trust L Bonds are secured by substantially all the assets of GWG Holdings, a pledge of all our common stock held by BCC, an indirect subsidiary of BEN LP and AltiVerse (which together represent approximately 12% of our outstanding common stock), and by a guarantee and corresponding grant of a security interest in substantially all the assets of GWG Life(1). As a guarantor, GWG Life has fully and unconditionally guaranteed the payment of principal and interest on the L Bonds and Seller Trust L Bonds. GWG Life’s assets, including its equity in DLP IV(2) and its beneficial interest in GWG Life Trust (“Life Trust”), serve as collateral for our L Bond and Seller Trust L Bond obligations. The life insurance policies held by DLP IV and Life Trust, which comprise a substantial majority of our life insurance policies, do not serve as direct collateral for the L Bonds. Further, the life insurance policies held by DLP IV are pledged as direct collateral securing the obligations under our amended and restated senior credit facility with LNV Corporation.

(1)	The Seller Trust L Bonds (see Note 11) are senior secured obligations of GWG, ranking junior to all senior debt of GWG (see Note 9) and pari passu in right of payment and in respect of collateral with all L Bonds of GWG. Payments under the Seller Trust L Bonds are guaranteed by GWG Life. The assets exchanged in the Exchange Transaction are available as collateral for all holders of the L Bonds and Seller Trust L Bonds. Specifically, the common units of BEN LP and the Option Agreement are held by GWG Holdings and the Commercial Loan is held by GWG Life.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(2)	The terms of our amended and restated senior credit facility with LNV Corporation require that we maintain a significant excess of pledged collateral value over the amount outstanding on the amended and restated senior credit facility at any given time. Any excess equity value in DLP IV after satisfying all amounts owing under our amended and restated senior credit facility is available as collateral for the L Bonds (including the Seller Trust L Bonds).

The bonds have renewal features under which we may elect to permit their renewal, subject to the right of bondholders to elect to receive payment at maturity. Interest is payable monthly or annually depending on the election of the investor.

At June 30, 2019 and December 31, 2018, the weighted-average interest rate of our L Bonds was 7.12% and 7.10%, respectively. The principal amount of L Bonds outstanding was $797,918,000 and $662,152,000 at June 30, 2019 and December 31, 2018, respectively. The difference between the amount of outstanding L Bonds and the carrying amount on our condensed consolidated balance sheets is due to netting of unamortized deferred issuance costs, cash receipts for new issuances and payments of redemptions in process. Amortization of deferred issuance costs was $3,158,000 and $2,139,000 for the three months ended June 30, 2019 and 2018, respectively, and $5,994,000 and $4,138,000 for the six months ended June 30, 2019 and 2018, respectively. Future expected amortization of deferred financing costs as of June 30, 2019 is $30,278,000 in total over the next seven years.

Future contractual maturities of L Bonds, and future amortization of their deferred financing costs, at June 30, 2019 are as follows:

Years Ending December 31,	Contractual Maturities	Unamortized Deferred Financing Costs
Six months ending December 31, 2019	$72,980,000	$389,000
2020	159,435,000	3,183,000
2021	160,328,000	5,557,000
2022	99,802,000	4,360,000
2023	73,616,000	3,587,000
2024	75,135,000	4,084,000
Thereafter	156,622,000	9,118,000
	$797,918,000	$30,278,000

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

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Our L Bonds are offered and sold under a registration statement declared effective by the SEC, as described in Note 10 and we have issued Seller Trust L Bonds under a Supplemental Indenture. We temporarily suspended the offering of our L Bonds on May 1, 2019 as a result of our delay in filing certain periodic reports with the SEC. We recommenced our L Bond offering on August 8, 2019. The L Bonds and Seller Trust L Bonds are secured by substantially all the assets of GWG Holdings, a pledge of all our common stock held by BCC and AltiVerse (which together represent approximately 12% of our outstanding common stock), and by a guarantee and corresponding grant of a security interest in substantially all the assets of GWG Life(1). As a guarantor, GWG Life has fully and unconditionally guaranteed the payment of principal and interest on the L Bonds and Seller Trust L Bonds. GWG Life’s assets, including its equity in DLP IV(2) and its beneficial interest in Life Trust, serve as collateral for our L Bond and Seller Trust L Bond obligations. The life insurance policies held by DLP IV and Life Trust, which comprise a substantial majority of our life insurance policies, do not serve as direct collateral for the L Bonds. Further, the life insurance policies held by DLP IV are pledged as direct collateral securing the obligations under our amended and restated senior credit facility with LNV Corporation.

(1)	The Seller Trust L Bonds are senior secured obligations of GWG, ranking junior to all senior debt of GWG (see Note 9) and pari passu in right of payment and in respect of collateral with all L Bonds of GWG (see Note 10). Payments under the Seller Trust L Bonds are guaranteed by GWG Life. The assets exchanged in the Exchange Transaction are available as collateral for all holders of the L Bonds and Seller Trust L Bonds. Specifically, the common units of BEN LP and the Option Agreement are held by GWG Holdings and the Commercial Loan is held by GWG Life.

(2)	The terms of our amended and restated senior credit facility with LNV Corporation require that we maintain a significant excess of pledged collateral value over the amount outstanding on the amended and restated senior credit facility at any given time. Any excess equity value of DLP IV after satisfying all amounts owing under our amended and restated senior credit facility is available as collateral for the L Bonds (including the Seller Trust L Bonds).

The principal amount of Seller Trust L Bonds outstanding was $366,892,000 at both June 30, 2019 and December 31, 2018.

(12) Redeemable Preferred Stock

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

At the time of its issuance, we determined that the RPS contained two embedded features: (1) optional redemption by the holder, and (2) optional conversion by the holder. We determined that each of the embedded features met the definition of a derivative; however, based on our assessment under Accounting Standards Codification 470, Debt, (“ASC 470”) and ASC 815, Derivatives and Hedging, (“ASC 815”), we do not believe bifurcation of either the holder’s redemption or conversion feature is appropriate.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(13) Series 2 Redeemable Preferred Stock

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

At the time of its issuance, we determined that the RPS 2 contained two embedded features: (1) optional redemption by the holder, and (2) optional conversion by the holder. We determined that each of the embedded features met the definition of a derivative; however, based on our assessment under ASC 470 and ASC 815, we do not believe bifurcation of either the holder’s redemption or conversion feature is appropriate.

(14) Series B Convertible Preferred Stock

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

(15) Income Taxes

We had no current income tax liability as of June 30, 2019 and December 31, 2018. The components of our income tax expense (benefit) and the reconciliation at the statutory federal tax rate to our actual income tax expense (benefit) for the three and six months ended June 30, 2019 and 2018 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018

Statutory federal income tax (benefit)	$(4,606,000)	$(12,000)	$(7,270,000)	$(1,939,000)
State income taxes (benefit), net of federal benefit	(1,659,000)	10,000	(2,782,000)	(692,000)
Change in valuation allowance	6,158,000	(36,000)	10,328,000	2,568,000
Other permanent differences	107,000	38,000	(276,000)	63,000
Total income tax expense (benefit)	$-	$-	$-	$-

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The tax effects of temporary differences that give rise to deferred income taxes were as follows:

	June 30, 2019	December 31, 2018
Deferred tax assets:
Net operating loss carryforwards	$10,377,000	$10,491,000
Investment in life insurance policies	30,508,000	23,132,000
Other assets	9,900,000	6,864,000
Subtotal	50,785,000	40,487,000
Valuation allowance	(50,712,000)	(40,385,000)
Deferred tax assets	73,000	102,000

Deferred tax liabilities:
Other liabilities	(73,000)	(102,000)
Net deferred tax asset (liability)	$—	$—

At June 30, 2019 and December 31, 2018, we had federal net operating loss (“NOL”) carryforwards of $36,103,000 and $36,501,000, respectively, and aggregate state NOL carryforwards of approximately $36,076,000 and $36,475,000, respectively. The NOL carryforwards will begin to expire in 2031. Future utilization of NOL carryforwards is subject to limitations under Section 382 of the Internal Revenue Code. This section generally relates to a more than 50 percent change in ownership over a three-year period. As a result of the Exchange Transaction, it is believed that a change in ownership for income tax purposes only has occurred as of December 28, 2018. As such, the annual utilization of our net operating losses generated prior to the ownership change is limited. Based on the estimated value of the Company prior to the Exchange Transaction, utilization of pre-ownership change net operating losses are subject to an annual limitation of approximately $7,564,000.

We provide for a valuation allowance when it is not considered “more likely than not” that our deferred tax assets will be realized. As of June 30, 2019, based on all available evidence, we have provided a valuation allowance against our total net deferred tax asset of $50,712,000 due to uncertainty as to the realization of our deferred tax assets during the carryforward periods.

ASC 740, Income Taxes, requires the reporting of certain tax positions that do not meet a threshold of “more-likely-than-not” to be recorded as uncertain tax benefits. It is management’s responsibility to determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation, based upon the technical merits of the position. Management has reviewed all income tax positions taken or expected to be taken and has determined that the income tax positions are appropriately stated and supported. We do not anticipate that the total unrecognized tax benefits will significantly change prior to December 31, 2019.

Under our accounting policies, interest and penalties on unrecognized tax benefits, as well as interest received from favorable tax settlements are recognized as components of income tax expense. At June 30, 2019 and December 31, 2018, we recorded no accrued interest or penalties related to uncertain tax positions.

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

(16) Common Stock

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

In conjunction with the initial public offering, we issued warrants to purchase 16,000 shares of common stock at an exercise price of $15.63 per share. As of June 30, 2019, none of these warrants had been exercised. The remaining life of these warrants at June 30, 2019 was 0.3 years.

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

The common shares issued to the Seller Trusts were initially subject to a Stockholders Agreement between GWG and the Seller Trusts, under which the Seller Trusts, as long as they own at least 10% of the voting shares of GWG, agree to vote their shares in proportion to the votes cast by all other voting securities of GWG. In addition, the Seller Trusts agree, for the period of one year after the Final Closing, not to seek or propose to influence or control the management, Board or policies of GWG. The Stockholders Agreement was terminated in connection with the closing of the Purchase and Contribution Transaction on April 26, 2019.

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

The following table includes information about the stock repurchase program for the six months ended June 30, 2019:

Monthly Period	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
January 2019	42,488	$8.47	52,523	$1,072,000
February 2019	202	8.88	52,725	1,070,000
March 2019	—	—	—	—
April 2019	—	—	—	—
May 2019	—	—	—	—
June 2019	—	—	—	—
Total	42,690	$8.47	52,725	$1,070,000	(1)

(1)	The stock repurchase program expired on April 30, 2019.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(17) Stock Incentive Plan

We adopted our 2013 Stock Incentive Plan in March 2013, as amended on June 1, 2015, May 5, 2017 and May 8, 2018. The Compensation Committee of our Board of Directors is responsible for the administration of the plan. Participants under the plan may be granted incentive stock options and non-statutory stock options; stock appreciation rights; stock awards; restricted stock; restricted stock units; and performance shares. Eligible participants include officers and employees of GWG Holdings and its subsidiaries, members of our Board of Directors, and consultants. Option awards generally expire 10 years from the date of grant. As of June 30, 2019, 6,000,000 of our common stock options are authorized under the plan, of which 2,520,911 shares were reserved for issuance under outstanding incentive awards and 3,479,089 shares remain available for future grants.

Stock Options

As of June 30, 2019, we had outstanding stock options for 923,000 shares of common stock to employees, officers, and directors under the plan. Options for 593,000 shares have vested and the remaining options are scheduled to vest over three years. The options were issued with an exercise price between $4.83 and $11.56, which is equal to the market price of the shares on the date of grant. As of June 30, 2019, stock options for 1,156,000 shares had been forfeited and stock options for 775,000 shares had been exercised. The total intrinsic value of stock options exercised during the three months ended June 30, 2019 was $121,000. The aggregate intrinsic value of stock options outstanding and exercisable at June 30, 2019 was $82,000 and $58,000, respectively.

Outstanding stock options:

	Vested	Unvested	Total
Balance as of December 31, 2017	857,192	779,756	1,636,948
Granted during the year	63,950	314,000	377,950
Vested during the year	503,503	(503,503)	—
Exercised during the year	(569,864)	—	(569,864)
Forfeited during the year	(21,582)	(25,501)	(47,083)
Balance as of December 31, 2018	833,199	564,752	1,397,951
Granted during the period	—	—	—
Vested during the period	100,306	(100,306)	—
Exercised during the period	(50,685)	—	(50,685)
Forfeited during the period	(289,882)	(133,970)	(423,852)
Balance as of June 30, 2019	592,938	330,476	923,414

As of June 30, 2019, unrecognized compensation expense related to unvested options is $638,000. We expect to recognize this compensation expense over the next three years: $182,000 in 2019, $323,000 in 2020, and $133,000 in 2021.

Stock Appreciation Rights (SARs)

As of June 30, 2019, we had outstanding SARs for 292,000 shares of common stock to employees. The strike price of the SARs was between $6.75 and $11.55, which was equal to the market price of the common stock at the date of issuance. SARs vest over varying terms of up to three years. As of June 30, 2019, 160,000 of the SARs were vested and 169,000 have been exercised. On June 30, 2019, the market price of GWG’s common stock was $7.14.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Outstanding SARs:

	Vested	Unvested	Total
Balance as of December 31, 2017	189,053	153,919	342,972
Granted during the year	2,625	111,025	113,650
Vested during the year	71,785	(71,785)
Exercised during the year	(145,622)	—	(145,622)
Forfeited during the year	—	(39,235)	(39,235)
Balance as of December 31, 2018	117,841	153,924	271,765
Granted during the period	4,250	43,150	47,400
Vested during the period	61,263	(61,263)	—
Exercised during the period	(23,448)	—	(23,448)
Forfeited during the period	—	(4,100)	(4,100)
Balance as of June 30, 2019	159,906	131,711	291,617

The liability for the SARs as of June 30, 2019 and December 31, 2018 was $231,000 and $349,000, respectively, and was recorded within other accrued expenses on the condensed consolidated balance sheets. Remaining compensation expense is expected to be recognized over the next three years. Employee compensation and benefits expense for SARs of ($417,000) and ($118,000) was recorded for the three months ending June 30, 2019 and 2018, respectively, and ($4,000) and ($68,000) was recorded for the six months ended June 30, 2019 and 2018, respectively.

Upon the exercise of SARs, the Company is obligated to make cash payment equal to the positive difference between the market value of the Company’s common stock on the date of exercise less the market value of the common stock on the date of grant.

The following summarizes information concerning outstanding shares issuable under the 2013 Stock Incentive Plan:

	June 30, 2019
	Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Life (years)	Fair Value at Grant Date
Vested
Stock Options	592,938	$8.78	7.10	$2.15
SARs	159,906	$8.91	4.88	$2.08
Total Vested	752,844	$8.81	6.63	$2.13

Unvested
Stock Options	330,476	$9.45	8.73	$2.58
SARs	131,711	$9.27	5.94	$2.39
Total Unvested	462,187	$9.40	7.94	$2.53

	December 31, 2018
	Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Life (years)	Fair Value at Grant Date
Vested
Stock Options	833,199	$8.88	5.95	$2.02
SARs	117,841	$8.88	5.02	$2.02
Total Vested	951,040	$8.88	5.83	$2.02

Unvested
Stock Options	564,752	$9.15	7.88	$2.35
SARs	153,924	$8.37	5.98	$2.09
Total Unvested	718,676	$8.98	7.47	$2.30

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Restricted Stock Units

A restricted stock unit (“RSU”) entitles the holder thereof to receive one share of our common stock (or, in some circumstances, the cash value thereof) upon vesting. RSUs are subject to forfeiture until they vest. As of June 30, 2019, we had outstanding RSUs for 244,083 shares of common stock (based on target grant amounts) held by employees and directors under the plan, of which none were vested. On June 18, 2019, we granted an aggregate of 114,366 RSUs to our directors, which RSUs are subject to time-based vesting and are scheduled to vest in their entirety on the one year anniversary of the grant date subject to the holder continuously remaining a director or employee of, or a consultant to, GWG or one of its subsidiaries through such date. On May 31, 2019, we granted RSUs to our Chief Executive Officer that are subject to performance-based vesting pursuant to a performance share unit agreement (“PSU Agreement”). The PSU Agreement provides for a target award grant of 129,717 RSUs, and up to a maximum of 259,434 RSUs, with each representing the right to receive one share of our common stock (or, following a Change-in-Control Transaction (as defined in the PSU Agreement), the cash value thereof) upon vesting, which is generally subject to the satisfaction of performance goals over a performance period commencing on April 26, 2019 and ending on December 31, 2021.

In the three and six months ended June 30, 2019, 26,701 shares of common stock were issued to employees as a result of exercising 53,403 RSUs.

(18) Other Expenses

The components of other expenses in our condensed consolidated statements of operations for the three months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Contract Labor	$444,000	$305,000	$812,000	$605,000
Marketing	446,000	509,000	821,000	930,000
Information Technology	526,000	366,000	984,000	866,000
Servicing and Facility Fees	420,000	468,000	863,000	862,000
Travel and Entertainment	245,000	230,000	502,000	446,000
Insurance and Regulatory	3,412,000	352,000	3,841,000	719,000
General and Administrative	445,000	603,000	943,000	1,145,000
Total Other Expenses	$5,938,000	$2,833,000	$8,766,000	$5,573,000

(19) Net Loss Attributable to Common Shareholders

We have outstanding RPS and RPS 2, as described in Notes 12 and 13. RPS and RPS 2 are anti-dilutive to our net loss attributable to common shareholders calculation for both the three and six months ended June 30, 2019 and 2018. Our warrants, vested and unvested stock options and restricted stock units are also anti-dilutive for both the three and six months ended June 30, 2019 and 2018.

(20) Segment Reporting

GWG has two reportable segments consisting of Secondary Life Insurance and Investment in Beneficient. In addition, the Company reports certain of its results of operations in Corporate & Other. The Secondary Life Insurance segment seeks to earn non-correlated yield from our portfolio of life insurance policies. Our Investment in Beneficient segment consists of our investment in the common units of BEN LP, which we account for using the equity method, and related assets and liabilities. Beneficient provides a variety of trust services, liquidity products and loans for alternative assets and illiquid investment funds, and other financial services to mid-to-high net worth individuals. The Corporate & Other category consists of unallocated corporate overhead and administrative costs and the operations of operating segments that do not meet the quantitative criteria to be separately reported.

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

Summarized financial information for the Company’s reportable segments is presented for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue:	2019	2018	2019	2018
Secondary Life Insurance	$20,778,000	$24,226,000	$42,961,000	$38,666,000
Investment in Beneficient	3,144,000	-	6,014,000	-
Corporate & Other	88,000	89,000	252,000	191,000
Total	$24,010,000	$24,315,000	$49,227,000	$38,857,000

	Three Months Ended June 30,		Six Months Ended June 30,
Segment EBT:	2019	2018	2019	2018
Secondary Life Insurance	$(9,000,000)	$4,942,000	$(10,623,000)	$676,000
Investment in Beneficient	(3,136,000)	-	(9,072,000)	-
Corporate & Other	(9,195,000)	(4,999,000)	(16,250,000)	(9,912,000)
Total	(21,331,000)	(57,000)	(35,945,000)	(9,236,000)
Income tax benefit	-	-	-	-
Net Loss	$(21,331,000)	$(57,000)	$(35,945,000)	$(9,236,000)

	Three Months Ended June 30,		Six Months Ended June 30,
Interest Expense:	2019	2018	2019	2018
Secondary Life Insurance	$21,608,000	$17,148,000	$41,704,000	$33,210,000
Investment in Beneficient	6,879,000	-	13,758,000	-
Corporate & Other	-	-	-	1,000
Total	$28,487,000	$17,148,000	$55,462,000	$33,211,000

	Three Months Ended June 30,		Six Months Ended June 30,
Interest Income:	2019	2018	2019	2018
Secondary Life Insurance	$737,000	$574,000	$1,368,000	$1,110,000
Investment in Beneficient	3,144,000	-	5,969,000	-
Corporate & Other	-	67,000	4,000	134,000
Total	$3,881,000	$641,000	$7,341,000	$1,244,000

	June 30,	December 31,
Total Assets:	2019	2018
Secondary Life Insurance	$885,363,000	$889,665,000
Investment in Beneficient	646,982,000	584,173,000
Corporate & Other	8,879,000	7,029,000
Total	$1,541,224,000	$1,480,867,000

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(21) Leases

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

The lease assets and liabilities are as follows:

		June 30,
Leases	Classification	2019

Operating lease right-of-use assets	Other assets	$875,000

Operating lease liabilities	Other accrued expenses	$1,540,000

Total lease costs recognized for the three and six months ended June 30, 2019 were $116,000 and $247,000, respectively, and $111,000 and $215,000 for the three and six months ended June 30, 2018, respectively. These amounts included operating lease costs of $49,000 and $99,000, variable lease costs of $55,000 and $110,000, and short term lease costs of $12,000 and $38,000 for the three months and six months ended June 30, 2019, respectively. The remaining lease term at June 30, 2019 was 6.3 years and the discount rate was 6.96%. For the three and six months ended June 30, 2019, cash paid for amounts included in the measurement of operating lease liabilities and included in operating cash flows totaled $69,000 and $137,000, respectively.

Maturities of operating lease liabilities as of June 30, 2019 are as follows:

Remaining 2019	$138,000
2020	284,000
2021	293,000
2022	302,000
2023	311,000
Thereafter	593,000
Total lease payments	1,921,000
Less: imputed interest	(381,000)
Present value of lease liabilities	$1,540,000

The minimum aggregate operating lease commitments as of December 31, 2018 as reported under previous lease accounting standards were as follows:

2019	$275,000
2020	284,000
2021	293,000
2022	302,000
2023	311,000
Thereafter	593,000
$2,058,000

(22) Contingencies

Litigation — In the normal course of business, we are involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on our financial position, results of operations or cash flows.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(23) Guarantee of L Bonds and Seller Trust L Bonds

Our L Bonds are offered and sold under a registration statement declared effective by the SEC, as described in Note 10, and we have issued Seller Trust L Bonds under a Supplemental Indenture, as described in Note 11. The L Bonds and Seller Trust L Bonds are secured by substantially all the assets of GWG Holdings, a pledge of all our common stock held by BCC and AltiVerse (which together represent approximately 12% of our outstanding common stock), and by a guarantee and corresponding grant of a security interest in substantially all the assets of GWG Life(1). As a guarantor, GWG Life has fully and unconditionally guaranteed the payment of principal and interest on the L Bonds and Seller Trust L Bonds. GWG Life’s assets, including its equity in DLP IV(2) and its beneficial interest in Life Trust, serve as collateral for our L Bond and Seller Trust L Bond obligations. The life insurance policies held by DLP IV and Life Trust, which comprise a substantial majority of our life insurance policies, do not serve as direct collateral for the L Bonds. Further, the life insurance policies held by DLP IV are pledged as direct collateral securing the obligations under our amended and restated senior credit facility with LNV Corporation.

(1)	The Seller Trust L Bonds (see Note 11) are senior secured obligations of GWG, ranking junior to all senior debt of GWG (see Note 9), and pari passu in right of payment and in respect of collateral with all L Bonds of GWG (see Note 10). Payments under the Seller Trust L Bonds are guaranteed by GWG Life. The assets exchanged in the Exchange Transaction are available as collateral for all holders of the L Bonds and Seller Trust L Bonds. Specifically, the common units of BEN LP and the Option Agreement are held by GWG Holdings and the Commercial Loan is held by GWG Life.

(2)	The terms of our amended and restated senior credit facility with LNV Corporation require that we maintain a significant excess of pledged collateral value over the amount outstanding on the amended and restated senior credit facility at any given time. Any excess equity value of DLP IV after satisfying all amounts owing under our amended and restated senior credit facility is available as collateral for the L Bonds (including the Seller Trust L Bonds).

The following represents consolidating financial information as of June 30, 2019 and December 31, 2018, with respect to the financial position, and as of June 30, 2019 and 2018, with respect to results of operations and cash flows of GWG Holdings and its subsidiaries. The parent column presents the financial information of GWG Holdings, the primary obligor for the L Bonds and Seller Trust L Bonds. The guarantor subsidiary column presents the financial information of GWG Life, the guarantor subsidiary of the L Bonds and Seller Trust L Bonds, presenting its investment in DLP IV and the Trust under the equity method. The non-guarantor subsidiaries column presents the financial information of all non-guarantor subsidiaries, including DLP IV and Life Trust.

For the three and six months ended June 30, 2018, we reclassified certain intercompany funding outflows from operating cash flows to investing cash flows in the condensed consolidating statement of cash flows in this guarantor footnote. This had the effect of increasing cash flows from operations for the parent for the three and six months ended June 30, 2018 by $57.8 million and $77.1 million, respectively, and for the guarantor for the three and six months ended June 30, 2018 by $41.3 million and $65.4 million, respectively, and decreasing cash flow from investing activities by these amounts, compared to previous presentation. Presentation of consolidated results in the condensed consolidated financial statements were not affected by these reclassifications. Presentation of the condensed consolidating balance sheets and condensed consolidating statements of operations in this guarantor footnote were not affected by these reclassifications.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Balance Sheets

June 30, 2019	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS

Cash and cash equivalents	$57,570,832	$12,788,062	$1,189,354	$—	$71,548,248
Restricted cash	—	1,019,362	4,317,063	—	5,336,425
Investment in life insurance policies, at fair value	—	105,425,415	693,840,759	—	799,266,174
Life insurance policy benefits receivable, net	—	1,531,397	4,045,000	—	5,576,397
Financing receivables from affiliates	—	238,678,993	—	—	238,678,993
Equity method investment	369,696,377	—	—	—	369,696,377
Other assets	44,328,834	2,560,810	4,231,594	—	51,121,238
Investment in subsidiaries	930,820,984	571,524,910	—	(1,502,345,894)	—

TOTAL ASSETS	$1,402,417,027	$933,528,949	$707,623,770	$(1,502,345,894)	$1,541,223,852

LIABILITIES & STOCKHOLDERS’ EQUITY

LIABILITIES
Senior credit facility with LNV Corporation	$—	$—	$129,936,091	$—	$129,936,091
L Bonds	782,447,640	—	—	—	782,447,640
Seller Trust L Bonds	366,891,940	—	—	—	366,891,940
Accounts payable	2,004,327	828,641	1,077,774	—	3,910,742
Interest and dividends payable	13,982,956	—	3,649,955	—	17,632,911
Other accrued expenses	3,556,459	2,455,714	858,650	—	6,870,823
TOTAL LIABILITIES	1,168,883,322	3,284,355	135,522,470	—	1,307,690,147

STOCKHOLDERS’ EQUITY
Member capital	—	930,244,594	572,101,300	(1,502,345,894)	—
Redeemable preferred stock and Series 2 redeemable preferred stock	212,737,793	—	—	—	212,737,793
Common stock	33,033	—	—	—	33,033
Additional paid-in capital	241,317,803	—	—	—	241,317,803
Accumulated deficit	(220,554,924)	—	—	—	(220,554,924)
TOTAL STOCKHOLDERS’ EQUITY	233,533,705	930,244,594	572,101,300	(1,502,345,894)	233,533,705

TOTAL LIABILITIES AND EQUITY	$1,402,417,027	$933,528,949	$707,623,770	$(1,502,345,894)	$1,541,223,852

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Balance Sheets (continued)

December 31, 2018	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS

Cash and cash equivalents	$113,293,682	$232,387	$1,061,015	$—	$114,587,084
Restricted cash	—	7,217,194	3,631,932	—	10,849,126
Investment in life insurance policies, at fair value	—	92,336,494	655,585,971	—	747,922,465
Life insurance policy benefits receivable, net	—	5,000,000	11,460,687	—	16,460,687
Financing receivables from affiliates	—	184,768,874	—	—	184,768,874
Equity method investment	360,841,651	—	—	—	360,841,651
Other assets	42,944,402	1,730,581	762,181	—	45,437,164
Investment in subsidiaries	799,182,251	510,865,003	—	(1,310,047,254)	—

TOTAL ASSETS	$1,316,261,986	$802,150,533	$672,501,786	$(1,310,047,254)	$1,480,867,051

LIABILITIES & STOCKHOLDERS’ EQUITY

LIABILITIES
Senior credit facility with LNV Corporation	$—	$—	$148,977,596	$—	$148,977,596
L Bonds	651,402,663	—	—	—	651,402,663
Seller Trust L Bonds	366,891,940	—	—	—	366,891,940
Accounts payable	1,126,327	1,674,494	6,475,686	—	9,276,507
Interest and dividends payable	14,047,248	—	4,508,045	—	18,555,293
Other accrued expenses	1,735,926	1,593,108	1,376,136	—	4,705,170
TOTAL LIABILITIES	1,035,204,104	3,267,602	161,337,463	—	1,199,809,169

STOCKHOLDERS’ EQUITY
Member capital	—	798,882,931	511,164,323	(1,310,047,254)	—
Redeemable preferred stock and Series 2 redeemable preferred stock	215,973,039	—	—	—	215,973,039
Common stock	33,018	—	—	—	33,018
Additional paid-in capital	249,662,168	—	—	—	249,662,168
Accumulated deficit	(184,610,343)	—	—	—	(184,610,343)
TOTAL STOCKHOLDERS’ EQUITY	281,057,882	798,882,931	511,164,323	(1,310,047,254)	281,057,882

TOTAL LIABILITIES AND EQUITY	$1,316,261,986	$802,150,533	$672,501,786	$(1,310,047,254)	$1,480,867,051

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Operations

For the three months ended June 30, 2019	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Gain (loss) on life insurance policies, net	$—	$2,483,972	$17,445,846	$—	$19,929,818
Interest and other income	566,901	3,194,473	319,183	—	4,080,557
TOTAL REVENUE	566,901	5,678,445	17,765,029	—	24,010,375

EXPENSES
Interest expense	24,573,243	—	3,913,710	—	28,486,953
Employee compensation and benefits	4,392,778	1,856,233	544,998	—	6,794,009
Legal and professional fees	3,049,960	335,670	1,335,938	—	4,721,568
Other expenses	4,762,279	490,150	686,016	—	5,938,445
TOTAL EXPENSES	36,778,260	2,682,053	6,480,662	—	45,940,975

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(36,211,359)	2,996,392	11,284,367	—	(21,930,600)

EQUITY IN INCOME OF SUBSIDIARIES	14,280,759	13,470,096	—	(27,750,855)	—

INCOME (LOSS) BEFORE INCOME TAXES	(21,930,600)	16,466,488	11,284,367	(27,750,855)	(21,930,600)

INCOME TAX EXPENSE (BENEFIT)	—	—	—	—	—
NET INCOME (LOSS) BEFORE EARNINGS (LOSS) FROM EQUITY METHOD INVESTMENT	(21,930,600)	16,466,488	11,284,367	(27,750,855)	(21,930,600)

Earnings (loss) from equity method investment	599,711	—	—	—	599,711

NET INCOME (LOSS)	(21,330,889)	16,466,488	11,284,367	(27,750,855)	(21,330,889)

Preferred stock dividends	4,278,218	—	—	—	4,278,218
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(25,609,107)	$16,466,488	$11,284,367	$(27,750,855)	$(25,609,107)

For the three months ended June 30, 2018	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Gain (loss) on life insurance policies, net	$—	$6,620,224	$16,719,526	$—	$23,339,750
Interest and other income	661,859	17,798	295,541	—	975,198
TOTAL REVENUE	661,859	6,638,022	17,015,067	—	24,314,948

EXPENSES
Interest expense	11,396,554	—	5,751,296	—	17,147,850
Employee compensation and benefits	1,414,360	1,318,806	502,533	—	3,235,699
Legal and professional fees	399,790	234,740	521,198	—	1,155,728
Other expenses	1,697,222	476,907	658,648	—	2,832,777
TOTAL EXPENSES	14,907,926	2,030,453	7,433,675	—	24,372,054

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(14,246,067)	4,607,569	9,581,392	—	(57,106)

EQUITY IN INCOME OF SUBSIDIARIES	14,188,961	10,693,650	—	(24,882,611)	—

INCOME (LOSS) BEFORE INCOME TAXES	(57,106)	15,301,219	9,581,392	(24,882,611)	(57,106)

INCOME TAX EXPENSE (BENEFIT)	—	—	—	—	—
NET INCOME (LOSS)	(57,106)	15,301,219	9,581,392	(24,882,611)	(57,106)

Preferred stock dividends	4,338,487	—	—	—	4,338,487
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(4,395,593)	$15,301,219	$9,581,392	$(24,882,611)	$(4,395,593)

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Operations (continued)

For the six months ended June 30, 2019	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Gain (loss) on life insurance policies, net	$—	$4,551,232	$36,874,976	$—	$41,426,208
Interest and other income	1,181,017	6,026,677	593,413	—	7,801,107
TOTAL REVENUE	1,181,017	10,577,909	37,468,389	—	49,227,315

EXPENSES
Interest expense	47,180,188	—	8,281,753	—	55,461,941
Employee compensation and benefits	7,616,983	3,710,866	620,142	—	11,947,991
Legal and professional fees	4,329,912	915,537	2,423,314	—	7,668,763
Other expenses	6,454,608	962,658	1,348,903	—	8,766,169
TOTAL EXPENSES	65,581,691	5,589,061	12,674,112	—	83,844,864

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(64,400,674)	4,988,848	24,794,277	—	(34,617,549)

EQUITY IN INCOME OF SUBSIDIARIES	29,783,125	28,354,358	—	(58,137,483)	—

INCOME (LOSS) BEFORE INCOME TAXES	(34,617,549)	33,343,206	24,794,277	(58,137,483)	(34,617,549)

INCOME TAX EXPENSE (BENEFIT)	—	—	—	—	—
NET INCOME (LOSS) BEFORE EARNINGS (LOSS) FROM EQUITY METHOD INVESTMENT	(34,617,549)	33,343,206	24,794,277	(58,137,483)	(34,617,549)

Earnings (loss) from equity method investment	(1,327,032)	—	—	—	(1,327,032)

NET INCOME (LOSS)	(35,944,581)	33,343,206	24,794,277	(58,137,483)	(35,944,581)

Preferred stock dividends	8,574,532	—	—	—	8,574,532
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(44,519,113)	$33,343,206	$24,794,277	$(58,137,483)	$(44,519,113)

For the six months ended June 30, 2018	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Gain (loss) on life insurance policies, net	$—	$8,013,679	$29,194,816	$—	$37,208,495
Interest and other income	1,113,898	26,524	507,703	—	1,648,125
TOTAL REVENUE	1,113,898	8,040,203	29,702,519	—	38,856,620

EXPENSES
Interest expense	22,019,206	—	11,191,981	—	33,211,187
Employee compensation and benefits	3,337,093	2,794,537	846,738	—	6,978,368
Legal and professional fees	807,102	466,390	1,055,865	—	2,329,357
Other expenses	3,491,702	941,514	1,140,138	—	5,573,354
TOTAL EXPENSES	29,655,103	4,202,441	14,234,722	—	48,092,266

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(28,541,205)	3,837,762	15,467,797	—	(9,235,646)

EQUITY IN INCOME OF SUBSIDIARIES	19,305,559	17,557,850	—	(36,863,409)	—

INCOME (LOSS) BEFORE INCOME TAXES	(9,235,646)	21,395,612	15,467,797	(36,863,409)	(9,235,646)

INCOME TAX EXPENSE (BENEFIT)	—	—	—	—	—
NET INCOME (LOSS)	(9,235,646)	21,395,612	15,467,797	(36,863,409)	(9,235,646)

Preferred stock dividends	8,042,971	—	—	—	8,042,971
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(17,278,617)	$21,395,612	$15,467,797	$(36,863,409)	$(17,278,617)

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Cash Flows

For the three months ended June 30, 2019	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(21,330,889)	$16,466,488	$11,284,367	$(27,750,855)	$(21,330,889)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Equity of subsidiaries	(14,280,759)	(13,470,096)	—	27,750,855	—
Change in fair value of life insurance policies	—	(2,842,780)	(15,436,640)	—	(18,279,420)
Amortization of deferred financing and issuance costs	3,158,024	—	263,755	—	3,421,779
Accretion of discount on financing receivables from affiliates	—	(445,909)	—	—	(445,909)
(Earnings) Loss from equity method investment	(599,711)	—	—	—	(599,711)
Stock-based compensation	(169,278)	—	—	—	(169,278)
(Increase) decrease in operating assets:
Life insurance policy benefits receivable	—	(1,531,397)	5,155,000	—	3,623,603
Accrued interest on financing receivables	—	(1,494,841)	—	—	(1,494,841)
Other assets	(1,149,864)	17,276	127,888	—	(1,004,700)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued expenses	1,518,842	(421,381)	(2,522,349)	—	(1,424,888)
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(32,853,635)	(3,722,640)	(1,127,979)	—	(37,704,254)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	—	—	(4,145,903)	—	(4,145,903)
Carrying value of matured life insurance policies	—	1,886,500	3,457,380	—	5,343,880
Financing receivables from affiliates issued	—	(50,000,000)	—	—	(50,000,000)
Equity method investment acquired	(10,000,000)	—	—	—	(10,000,000)
Payment of capital contributions	(68,131,854)	(3,807,608)	—	71,939,462	—
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(78,131,854)	(51,921,108)	(688,523)	71,939,462	(58,802,023)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of senior debt	—	—	(17,195,880)	—	(17,195,880)
Proceeds from issuance of L Bonds	45,241,850	—	—	—	45,241,850
Payments for issuance and redemptions of L Bonds	(23,003,851)	—	—	—	(23,003,851)
Issuance (repurchase) of common stock	326,306	—	—	—	326,306
Payments for redemption of preferred stock	(2,395,329)	—	—	—	(2,395,329)
Preferred stock dividends	(4,278,218)	—	—	—	(4,278,218)
Issuance of member capital	—	66,305,661	5,633,801	(71,939,462)	—
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	15,890,758	66,305,661	(11,562,079)	(71,939,462)	(1,305,122)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(95,094,731)	10,661,913	(13,378,581)	—	(97,811,399)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH
BEGINNING OF PERIOD	152,665,563	3,145,511	18,884,998	—	174,696,072
END OF PERIOD	$57,570,832	$13,807,424	$5,506,417	$—	$76,884,673

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Cash Flows (continued)

For the three months ended June 30, 2018	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(57,106)	$15,301,219	$9,581,392	$(24,882,611)	$(57,106)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Equity of subsidiaries	(14,188,961)	(10,693,650)	—	24,882,611	—
Change in fair value of life insurance policies	—	(4,693,656)	(9,879,519)	—	(14,573,175)
Amortization of deferred financing and issuance costs	2,139,018	—	263,755	—	2,402,773
Stock-based compensation	47,480	—	—	—	47,480
(Increase) decrease in operating assets:
Life insurance policy benefits receivable	—	(600,000)	(14,132,270)	—	(14,732,270)
Other assets	(2,145,890)	66,594	346,531	—	(1,732,765)
Increase (decrease) in operating liabilities:
Account payable and other accrued expenses	423,738	(68,313)	139,185	—	494,610
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(13,781,721)	(687,806)	(13,680,926)	—	(28,150,453)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	—	(15,548,000)	(14,700,939)	—	(30,248,939)
Carrying value of matured life insurance policies	—	1,313,885	4,834,464	—	6,148,349
Payment of capital contributions	(57,797,077)	(41,338,313)	—	99,135,390	—
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(57,797,077)	(55,572,428)	(9,866,475)	99,135,390	(24,100,590)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on senior debt	—	—	3,266,221	—	3,266,221
Repayments of senior debt	—	—	(32,347,036)	—	(32,347,036)
Proceeds from issuance of L Bonds	60,536,446	—	—	—	60,536,446
Payments for issuance and redemptions of L Bonds	(13,710,821)	—	—	—	(13,710,821)
Proceeds from issuance of preferred stock	14,372,959	—	—	—	14,372,959
Payments for issuance of preferred stock	(984,599)	—	—	—	(984,599)
Payments for redemption of preferred stock	(1,212,690)	—	—	—	(1,212,690)
Preferred stock dividends	(4,338,487)	—	—	—	(4,338,487)
Issuance of member capital	—	57,296,366	41,839,024	(99,135,390)	—
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	54,662,808	57,296,366	12,758,209	(99,135,390)	25,581,993

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(16,915,990)	1,036,132	(10,789,192)	—	(26,669,050)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH
BEGINNING OF PERIOD	139,933,398	5,158,970	12,672,795	—	157,765,163
END OF PERIOD	$123,017,408	$6,195,102	$1,883,603	$—	$131,096,113

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Cash Flows (continued)

For the six months ended June 30, 2019	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(35,944,581)	$33,343,206	$24,794,277	$(58,137,483)	$(35,944,581)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Equity of subsidiaries	(29,783,125)	(28,354,358)	—	58,137,483	—
Change in fair value of life insurance policies	—	(6,462,797)	(27,387,428)	—	(33,850,225)
Amortization of deferred financing and issuance costs	5,994,258	—	527,510	—	6,521,768
Accretion of discount on financing receivables from affiliates	—	(864,520)	—	—	(864,520)
(Earnings) Loss from equity method investment	1,327,032	—	—	—	1,327,032
Stock-based compensation	664,531	—	—	—	664,531
(Increase) decrease in operating assets:
Life insurance policy benefits receivable	—	3,468,603	7,415,687	—	10,884,290
Accrued interest on financing receivables	—	(3,045,599)	—	—	(3,045,599)
Other assets	(1,566,190)	88,964	(3,469,411)	—	(4,946,637)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued expenses	2,923,080	(902,439)	(6,773,488)	—	(4,752,847)
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(56,384,995)	(2,728,940)	(4,892,853)	—	(64,006,788)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	—	(8,682,044)	(22,856,490)	—	(31,538,534)
Carrying value of matured life insurance policies	—	2,055,919	11,989,129	—	14,045,048
Financing receivables from affiliates issued	—	(50,000,000)	—	—	(50,000,000)
Equity method investment acquired	(10,000,000)	—	—	—	(10,000,000)
Payment of capital contributions	(101,855,607)	(32,305,549)	—	134,161,156	—
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(111,855,607)	(88,931,674)	(10,867,361)	134,161,156	(77,493,486)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of senior debt	—	—	(19,569,015)	—	(19,569,015)
Proceeds from issuance of L Bonds	171,226,542	—	—	—	171,226,542
Payments for issuance and redemptions of L Bonds	(46,977,530)	—	—	—	(46,977,530)
Issuance (repurchase) of common stock	57,518	—	—	—	57,518
Payments for redemption of preferred stock	(3,214,246)	—	—	—	(3,214,246)
Preferred stock dividends	(8,574,532)	—	—	—	(8,574,532)
Issuance of member capital	—	98,018,457	36,142,699	(134,161,156)	—
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	112,517,752	98,018,457	16,573,684	(134,161,156)	92,948,737

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(55,722,850)	6,357,843	813,470	—	(48,551,537)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH
BEGINNING OF PERIOD	113,293,682	7,449,581	4,692,947	—	125,436,210
END OF PERIOD	$57,570,832	$13,807,424	$5,506,417	$—	$76,884,673

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Cash Flows (continued)

For the six months ended June 30, 2018	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(9,235,646)	$21,395,612	$15,467,797	$(36,863,409)	$(9,235,646)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Equity of subsidiaries	(19,305,559)	(17,557,850)	—	36,863,409	—
Change in fair value of life insurance policies	—	(6,205,841)	(25,012,928)	—	(31,218,769)
Amortization of deferred financing and issuance costs	4,138,451	—	527,510	—	4,665,961
Stock-based compensation	260,404	—	—	—	260,404
(Increase) decrease in operating assets:
Life insurance policy benefits receivable	—	700,000	(11,076,239)	—	(10,376,239)
Other assets	(2,395,631)	65,128	521,297	—	(1,809,206)
Increase (decrease) in operating liabilities:
Account payable and other accrued expenses	901,048	19,255	(2,183,825)	—	(1,263,522)
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(25,636,933)	(1,583,696)	(21,756,388)	—	(48,977,017)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	—	(15,548,000)	(40,000,764)	—	(55,548,764)
Carrying value of matured life insurance policies	—	1,954,430	9,277,213	—	11,231,643
Payment of capital contributions	(77,052,713)	(65,431,048)	—	142,483,761	—
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(77,052,713)	(79,024,618)	(30,723,551)	142,483,761	(44,317,121)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on senior debt	—	—	12,903,166	—	12,903,166
Repayments of senior debt	—	—	(45,038,316)	—	(45,038,316)
Proceeds from issuance of L Bonds	97,197,545	—	—	—	97,197,545
Payments for issuance and redemptions of L Bonds	(25,956,269)	—	—	—	(25,956,269)
Proceeds from issuance of preferred stock	56,238,128	—	—	—	56,238,128
Payments for issuance of preferred stock	(4,142,294)	—	—	—	(4,142,294)
Payments for redemption of preferred stock	(1,539,914)	—	—	—	(1,539,914)
Preferred stock dividends	(8,042,971)	—	—	—	(8,042,971)
Issuance of member capital	—	75,949,383	66,534,378	(142,483,761)	—
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	113,754,225	75,949,383	34,399,228	(142,483,761)	81,619,075

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	11,064,579	(4,658,931)	(18,080,711)	—	(11,675,063)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH
BEGINNING OF PERIOD	111,952,829	10,854,033	19,964,314	—	142,771,176
END OF PERIOD	$123,017,408	$6,195,102	$1,883,603	$—	$131,096,113

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(24) Concentration

Life Insurance Carriers

We mostly purchase life insurance policies written by life insurance companies rated investment-grade by certain third-party rating agencies. As a result, there may be certain concentrations of policies with life insurance companies. The following summarizes the face value of insurance policies with specific life insurance companies exceeding 10% of the total face value held by our portfolio.

Life Insurance Company	June 30, 2019	December 31, 2018
John Hancock	13.79%	13.71%
Lincoln National	11.10%	11.33%
AXA Equitable	10.24%	10.83%

The following summarizes the number of insureds’ state of residence exceeding 10% of the total face value held by us:

State of Residence	June 30, 2019	December 31, 2018
California	17.23%	18.02%
Florida	14.87%	15.34%

Investment in Beneficient

During 2018, in connection with the Exchange Transaction, the Company (i) acquired a limited partnership investment in the common units of BEN LP, (ii) entered into a Commercial Loan with BEN LP as borrower, and (iii) received an Option Agreement to acquire additional common units of BEN LP. The total carrying value of these investments at June 30, 2019 and December 31, 2018 was $596,690,000 and $584,173,000, respectively, representing 38.7% and 39.4%, respectively, of the Company’s consolidated assets. Currently there is no liquid market for the common units of BEN LP and it is possible none will develop. Although we intend to hold the Commercial Loan to maturity, there is currently no liquid market for this loan and it is possible none will develop.

(25) Subsequent Events

Subsequent to June 30, 2019, policy benefits on 17 policies covering 15 individuals have been realized. The face value of insurance benefits of these policies was $18,061,000.

Subsequent to June 30, 2019, we issued approximately $37,987,000 of L Bonds.

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

Such risks and uncertainties include, but are not limited to:

●	the valuation of assets reflected on our financial statements, including our equity method investment in Beneficient and our financing receivables from Beneficient and the LiquidTrust Borrowers (see Note 6 to the condensed consolidated financial statements);

●	the illiquidity of our life insurance and Beneficient-related investments and receivables from affiliates;

●	our ability to realize the anticipated benefits from our strategic relationship with Beneficient;

●	Beneficient’s financial performance and ability to execute on its business plan;

●	our ability to obtain accurate and timely financial information from Beneficient;

●	our ability to effectively transition the management and oversight roles served by our former executives and members of our Board of Directors;

●	changes resulting from the evolution of our business model and strategy with respect to Beneficient and the life insurance secondary market;

●	our reliance on debt financing and continued access to the capital markets;

●	our significant and on-going financing requirements;

●	our ability to make cash distributions in satisfaction of dividend obligations and redemption requests;

●	our predominant use of short term debt to fund a portfolio of long term assets could result in a liquidity shortage;

●	our ability to satisfy our debt obligations if we were to sell our portfolio of life insurance policies and our Beneficient-related assets;

●	our history of operating losses;

●	general economic outlook, including prevailing interest rates;

●	federal, state and FINRA regulatory matters;

●	litigation risks;

●	our ability to comply with financial and non-financial covenants contained in borrowing agreements;

●	the reliability of assumptions underlying our actuarial models, including life expectancy estimates and our projections of mortality events and the realization of policy benefits;

●	risks relating to the validity and enforceability of the life insurance policies we purchase;

●	our reliance on information provided and obtained by third parties, including changes in underwriting tables and underwriting methodology;

●	life insurance company credit exposure;

●	cost-of-insurance (premium) increases on our life insurance policies;

●	performance of our investments in life insurance policies;

●	the various risks associated with our attempts to commercialize our epigenetic technology;

●	risks associated with our ability to protect our intellectual property rights; and

●	risks associated with causing Life Epigenetics and youSurance to become independent of GWG.

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

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012, or JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 for complying with new or revised accounting standards. This means that an “emerging growth company” can make an election to delay the adoption of certain accounting standards until those standards would apply to private companies. We have historically qualified as an emerging growth company and have elected to delay our adoption of new or revised accounting standards and, as a result, we may not have complied with new or revised accounting standards at the same time as other public reporting companies that are not “emerging growth companies.” As discussed in our Annual Report on Form 10-K for the year ended December 31, 2018, we no longer qualify as an emerging growth company as a result of the aggregate amount of non-convertible debt that we have issued during the prior three year period.

Overview

In 2018 and early 2019, we consummated a series of transactions (as more fully described below) with The Beneficient Company Group, L.P. (“BEN LP,” including all of the subsidiaries it may have from time to time — “Beneficient”). Beneficient is a financial services firm, based in Dallas, Texas, that provides liquidity solutions for mid-to-high net worth (“MHNW”) individuals and small-to-mid (“STM”) size institutions, which previously had few options to obtain early liquidity for their alternative asset holdings. Beneficient has closed a limited number of these transactions to date, and intends to significantly expand its operations going forward. As part of GWG’s reorientation, we also changed our Board of Directors and executive management team. Beneficient, through its subsidiaries, plans to operate three potentially high value, high margin lines of business:

●	Private Trust Lending & Liquidity Products. Through Beneficient Capital Company, L.L.C. (“BCC”), Beneficient provides a unique suite of private trust, lending and liquidity products focused on bringing liquidity to owners of professionally managed alternative assets. Beneficient’s innovative liquidity solutions are designed to serve mid-to-high net worth (“MHNW”) individuals, small-to-mid sized (“STM”) institutions, and asset managers who have historically possessed few attractive options to access early liquidity from their alternative assets. Beneficient targets MHNW clients with $5 million to $30 million in net worth and STM institutional clients typically holding up to $1 billion in assets.

●	Trust and Custody Services. Through Beneficient Administrative and Clearing Company, L.L.C. (“BACC”), and (subject to capitalization) through PEN Indemnity Insurance Company, LTD (“PEN”), Beneficient plans, in the future, to market retirement funds, custody and clearing of alternative assets, and trustee and insurance services for covering risks attendant to owning or managing alternative assets.

●	Financial Technology. Through ACE Portal, L.L.C. (“ACE”), Beneficient plans to provide online portals and financial technologies for the trading and financing of alternative assets. Beneficient’s existing and planned products and services are designed to support the tax and estate planning objectives of its MHNW clients, facilitate a diversification of assets or simply provide administrative management and reporting solutions tailored to the goals of the investor who owns alternative investments.

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

On the first closing date, which took place on August 10, 2018 (the “Initial Transfer Date”):

●	in consideration for GWG and GWG Life entering into the Master Exchange Agreement and consummating the transactions contemplated thereby, BEN LP, as borrower, entered into a commercial loan agreement (the “Commercial Loan Agreement”) with GWG Life, as lender, providing for a loan in a principal amount of $200,000,000 (the “Commercial Loan”);

●	BEN LP delivered to GWG a promissory note (the “Exchangeable Note”) in the principal amount of $162,911,379;

●	BEN LP purchased 5,000,000 shares of GWG’s Series B Convertible Preferred Stock, par value $0.001 per share and having a stated value of $10 per share (the “Series B”), for cash consideration of $50,000,000, which shares were subsequently transferred to the Seller Trusts;

●	the Seller Trusts delivered to GWG 4,032,349 common units of BEN LP at an assumed value of $10 per common unit;

●	GWG issued to the Seller Trusts Seller Trust L Bonds due 2023 (the “Seller Trust L Bonds”) in an aggregate principal amount of $403,234,866;

●	GWG and the Seller Trusts entered into a registration rights agreement with respect to the Seller Trust L Bonds received by the Seller Trusts; and

●	GWG and Beneficient entered into a registration rights agreement with respect to the BEN LP common units received and to be received by GWG.

Under the Master Exchange Agreement, at the final closing (the “Final Closing” and the date on which the final closing occurred, the “Final Closing Date”), which occurred on December 28, 2018:

●	in accordance with the Master Exchange Agreement, and based on the net asset value of alternative asset financings as of the Final Closing Date, effective as of the Initial Transfer Date, (i) the principal amount of the Commercial Loan was reduced to $181,974,314, (ii) the principal amount of the Exchangeable Note was reduced to $148,228,432, and (iii) the principal amount of the Seller Trust L Bonds was reduced to $366,891,940;

●	the Seller Trusts refunded to GWG $840,430 in interest paid on the Seller Trust L Bonds related to the Seller Trust L Bonds that were issued as of the Initial Transfer Date, but cancelled, effective as of the Initial Transfer Date, on the Final Closing Date;

●	the accrued interest on the Commercial Loan and the Exchangeable Note was added to the principal amount of the Commercial Loan, as a result of which the principal amount of the Commercial Loan as of the Final Closing Date was $192,507,946;

●	the Seller Trusts transferred to GWG an aggregate of 21,650,087 common units of BEN LP and GWG received 14,822,843 common units of BEN LP in exchange for the Exchangeable Note, upon completion of which GWG owned (including the 4,032,349 common units received by GWG on the Initial Transfer Date) 40,505,279 common units of BEN LP;

●	BEN LP issued to GWG an option (the “Option Agreement”) to acquire the number of common units of BEN LP, interests or other property that would be received by a holder of the NPC-A Prime limited partnership interests of Beneficient Company Holdings, L.P., an affiliate of BEN LP (“Beneficient Holdings”); and

●	GWG issued to the Seller Trusts 27,013,516 shares of GWG common stock (including shares issued upon conversion of the Series B).

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

The closing of the transactions contemplated by the Purchase and Contribution Agreement (the “Purchase and Contribution Transaction”) occurred on April 26, 2019. Prior to or in connection with such closing:

●	Messrs. Jon and Steven Sabes sold and transferred all of the shares of the Company’s common stock held directly and indirectly by them and their immediate family members (approximately 12% of the Company’s outstanding common stock in the aggregate); specifically, Messrs. Jon and Steven Sabes (i) sold an aggregate 2,500,000 shares of Company common stock to BCC for $25,000,000 in cash and (ii) contributed the remaining 1,452,155 shares of Company common stock to AltiVerse Capital Markets, L.L.C., a Delaware limited liability company (“AltiVerse”) (which is a limited liability company owned by certain of Beneficient’s founders, including Brad K. Heppner (GWG’s Chairman and Beneficient’s Chief Executive Officer and Chairman) and Thomas O. Hicks (one of Beneficient’s current directors and a director of GWG)), in exchange for certain equity interests in AltiVerse.

●	Our bylaws were amended to increase the maximum number of directors of the Company from nine to 13, and the actual number of directors comprising the Board was increased from seven to 11.

●	All seven members of the Company’s Board of Directors prior to the closing resigned as directors of the Company, and 11 individuals designated by Beneficient were appointed as directors of the Company, leaving two board seats vacant after the closing.

●	Jon R. Sabes resigned from all officer positions he held with the Company or any of its subsidiaries prior to the closing, other than his position as Chief Executive Officer of the Company’s technology focused wholly owned subsidiaries, Life Epigenetics and youSurance.

●	Steven F. Sabes resigned from all officer positions he held with the Company or any of its subsidiaries prior to the closing, except as Chief Operating Officer of Life Epigenetics.

●	The resignations of Messrs. Jon and Steven Sabes included a full waiver and forfeit of (i) any severance that may be payable by the Company or any of its subsidiaries in connection with such resignations or the Transactions and (ii) all equity awards of the Company currently held by either of them.

●	Murray T. Holland, a trust advisor of the Seller Trusts, which in the aggregate own approximately 79 percent of GWG’s outstanding common stock, was named Chief Executive Officer of the Company.

●	The Company entered into performance share unit agreements with certain employees of the Company pursuant to which such employees will receive up to $4.5 million in bonuses under certain terms and conditions, including, among others, that such employees remain employed by the Company or one of its subsidiaries (or, if no longer employed, such employment was terminated by the Company other than for cause, as such term is defined in the performance share unit agreement) for a period of 120 days following the closing.

●	The stockholders agreement that was entered into on the Final Closing Date was terminated by mutual consent of the parties thereto.

●	BCC and AltiVerse executed and delivered a Consent and Joinder to the Amended and Restated Pledge and Security Agreement dated October 23, 2017 by and among the Company, GWG Life, LLC, Messrs. Jon and Steven Sabes and the Bank of Utah, which provides that the shares of the Company’s common stock acquired by BCC and AltiVerse pursuant to the Purchase and Contribution Agreement will continue to be pledged as collateral security for the Company’s obligations owing in respect of the L Bonds issued under our Amended and Restated Indenture, dated as of October 23, 2017, as amended and supplemented.

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

The fair value of our portfolio of life insurance policies is determined as the net present value of the life insurance portfolio’s future expected cash flows (the net of policy benefits received and required premium payments). The net present value of the future expected cash flows incorporate life expectancy estimates and current discount rate assumptions. The life expectancy estimates we use for acquiring and valuing life insurance policies has in the past been typically based upon the average of two life expectancy reports received from third-party medical actuarial underwriting firms (“Life Expectancy Providers”). After the acquisition of a life insurance policy, we historically have sought to update these life expectancy reports on a periodic basis.

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

The revised methodology we have adopted was derived from back-testing (the process of applying an analytical method to historical data to see how accurately the method would have predicted actual results) the mortality cash flow performance of our life insurance portfolio using the longest life expectancy report received from the Life Expectancy Providers used for pricing at the time the life insurance policies were acquired (the “Longest Life Expectancy”). This contrasts with our historical methodology of projecting mortality cash flows, used prior to the fourth quarter of 2018, which typically used the average of two such life expectancy reports.

Our Longest Life Expectancy methodology is built from the following pillars:

●	The utilization of life expectancy reports from Life Expectancy Providers for the pricing of all life insurance policies;

●	The application of a stable valuation methodology driven by the experience of our life insurance portfolio, which is re-evaluated if experience deviates by a specified margin; and

●	The use of relevant market-based observations that can be validated and mapped to the discount rate used to value the life insurance portfolio. See “Fair Value Components — Discount Rate” below for a further discussion.

Each of the aforementioned pillars of the Longest Life Expectancy methodology, and the associated assumptions, modeling and outcomes, was reviewed by a leading actuarial consulting firm whose longevity services are used worldwide.

Our life insurance portfolio modeling and predicted future cash flows are based upon the central limit theorem, which establishes that, in certain situations, random events become normalized and predictable around the mean as the number of observations grow in size. We believe our portfolio of life insurance policies has grown sufficiently large in size and diversity to establish that while individual mortality experience is inherently unpredictable, the actual mortality experience of the portfolio should be expected to approach the mean modeled prediction. In other words, we believe that we have sufficient actual mortality experience from our life insurance portfolio to use as the basis for the Longest Life Expectancy methodology. As of June 30, 2019, our life insurance portfolio, stratified by age of insured in the table below, stood at $2.088 billion in face value of policy benefits and 1,190 policies:

				Percentage of Total
Min Age	Max Age	Number of Policies	Policy Benefits	Number of Policies	Policy Benefits	Wtd. Avg. LE (Yrs.)
95	101	20	$34,983,000	1.7%	1.7%	2.2
90	94	137	264,706,000	11.5%	12.7%	3.4
85	89	254	591,398,000	21.3%	28.3%	5.2
80	84	251	454,671,000	21.1%	21.8%	7.8
75	79	227	371,066,000	19.1%	17.8%	10.0
70	74	224	297,229,000	18.8%	14.2%	11.3
60	69	77	74,392,000	6.5%	3.5%	11.6
Total		1,190	$2,088,445,000	100.0%	100.0%	7.4

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

The tables below compare the actual to expected mortality cash flow experience of our life insurance portfolio using Average Life Expectancy and Longest Life Expectancy. By using the Longest Life Expectancy methodology, we increased our actual to expected mortality cash flow experience accuracy from 78% to 95%. The net effect on the life insurance portfolio of achieving a higher actual to expected ratio is a significant lengthening of its overall life expectancy.

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

The basis for a re-examination of the A2E analysis could be based on either the passage of time or a pre-determined performance trigger. Following further analysis, we determined that a performance-based trigger approach that allows the portfolio to perform within statistical norms (+/- 1 standard deviation) without constant updates is most appropriate. We intend to re-examine the A2E analysis and recalculate the resultant PMM anytime the six-month moving average of the difference between actual portfolio performance and projected performance deviates by more than one standard deviation from the mean and such deviation persists for three consecutive months. This methodology allows for natural periods of slow or excess maturities to occur without the necessity of changes to the PMM. At present, a one standard deviation move in the six-month moving average of the difference between actual portfolio performance and projected performance would equate to a valuation change of approximately $8 million. The decision to update our valuation methodology in the fourth quarter of 2018 was based in part on an analysis performed by a third-party actuarial consulting firm, which indicated a very strong tendency toward mean reversion within the dataset.

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

Periodic Updates to Life Expectancy (LE) Reports

We anticipate our current senior lender will, and other lenders we engage may, require regular updates to LE Reports. Additionally, should we choose to sell life insurance policies in the secondary market, investors may require updated LE Reports. These lenders and investors may utilize an average LE for valuation, similar to our historical methodology, which may result in significantly different valuations.

We intend to continue obtaining LE Reports beyond our policy purchase process to the extent they are needed to comply with existing and future covenants within credit facilities. To the extent such LE Reports are available, we do not expect to immediately incorporate these LE Reports into our revised valuation methodology but will track this data to determine over time if there exists any additive predictive value in relation to the basis of its mortality projections. As such, our policies and procedures surrounding the updating of LE Reports reflect that LE Reports will only be updated when required by third parties.

Current A2E Analysis and PMM Implications

Our A2E based methodology and use of a static Portfolio PMM requires that we recalculate the PMM used in our valuation anytime the six-month moving average of the difference between actual portfolio performance and projected performance of cumulative face value maturities deviates by more than one standard deviation from the mean and such deviation persists for three consecutive months. As of June 30, 2019, the six-month moving average of the difference between actual portfolio performance and projected performance of cumulative face value of maturities was within one standard deviation from the mean. Additionally, the six-month moving average was within one standard deviation measured at each of the month end dates within the quarter. As a result, we did not update our PMM during the current quarter.

Portfolio Return Implications

At any time, we calculate our returns from our life insurance assets based upon (i) our historical results, and (ii) the future cash flows we expect to realize from our statistical forecasts. To forecast our expected future cash flows and returns, we use the probabilistic method of analysis. The expected internal rate of return (“IRR”) of our portfolio is based upon future cash flow forecasts derived from a probabilistic analysis of policy benefits received and policy premiums paid in relation to our non-GAAP investment cost basis, which includes purchase price, total premiums paid, and total financing costs incurred to date. As of June 30, 2019, the expected internal rate of return on our portfolio of life insurance assets was 5.72% based on our portfolio benefits of $2.1 billion and our non-GAAP investment cost basis of $920.7 million. This calculation excludes returns realized from our matured policy benefits, which are substantial.

We seek to further enhance our understanding of our expected future cash flow and returns by using a stochastic analysis, sometimes referred to as a “Monte Carlo simulation,” to provide us with a greater understanding of the variability of our projections. The stochastic analysis we perform, which excludes financing costs to isolate only those cash flows associated with the life insurance policies, provides IRR calculations for different statistical confidence intervals. The results of our stochastic analysis, in which we run 10,000 random mortality scenarios, demonstrates that the scenario ranking at the 50th percentile of all 10,000 results generates an IRR of 8.23%, which is very near to the discount rate of 8.25% that we used to calculate the fair value of our portfolio. Our Expected IRR is based upon future policy related cash flow forecasts derived from a probabilistic analysis of our policy benefits received and policy premiums paid. The stochastic analysis results also reveal that our portfolio is expected to generate an IRR of 7.78% or better in 75% of all generated scenarios, and an IRR of 7.39% or better in 90% of all generated scenarios. We believe the Company’s portfolio of life insurance policies has grown sufficiently large in size and diversity to establish that, while individual mortality experience is inherently unpredictable, the actual mortality experience of the portfolio should be expected to approach the mean modeled prediction.

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

We utilized an 8.25% discount rate to estimate the fair value of our portfolio of life insurance policies at both December 31, 2018 and June 30, 2019.

In adopting the Longest Life Expectancy methodology as described above, we preserved the general methodology historically used to calculate the fair value discount rate and have made important enhancements. We also improved the reliability and relevancy of the competitive sales estimates we use to measure the discount rates (on a Longest Life Expectancy basis) observed in the life insurance secondary market. We continue to use fixed income market interest rates, credit exposure to the issuing insurance companies, and our estimate of the operational risk premium a purchaser would apply to the future cash flows derived from our portfolio of life insurance policies in our methodology. To the extent we limit or cease acquiring insurance policies, we will not have reliable access to the market-based factors described above and will be required to find suitable alternative proxies.

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

We engaged ClearLife Limited, owner of the ClariNet LS actuarial portfolio pricing software we use, to prepare a net present value calculation of our life insurance portfolio. ClearLife Limited processed policy data, future premium data, life expectancy estimate data, and other actuarial information to calculate a net present value for our portfolio using the specified discount rate of 8.25%. ClearLife Limited independently calculated the net present value of our portfolio of 1,190 policies to be $799.3 million and furnished us with a letter documenting its calculation. A copy of such letter is filed as Exhibit 99.1 to this report.

See Note 5 to the condensed consolidated financial statements for additional discussion of the sensitivity of the valuation to different discount rates.

Equity Method Investment, Equity Security Investment and Financing Receivables from Affiliates

GWG has an investment in BEN LP, accounted for using the equity method, an equity security investment in Beneficient and financing receivables for loans it provided to Beneficient and the LiquidTrust Borrowers (see Note 6 to the condensed consolidated financial statements). When circumstances indicate that the carrying value of the equity method investment or equity security may not be recoverable, the fair value of the investment is evaluated by management. The fair value of these investments is not readily determinable as the BEN LP common units are not currently publicly traded on a stock exchange. As a result, management uses other accepted valuation methods to determine fair value such as discounting estimated future cash flows for the business. If the fair value of the investment is determined to be less than its carrying value and the decline in value is considered to be other than temporary, an appropriate write down is recorded to net earnings based on the excess of the carrying value over the best estimate of fair value of the investment. In addition, if based on current information and events it is probable that GWG will be unable to collect all amounts due according to the contractual terms of the financing receivables from affiliates and an amount can be reasonably estimated, GWG will write down the amounts to estimated realizable value. Information and events creating uncertainty about the realization of recorded amounts for financing receivables from affiliates include, but are not limited to, the estimated cash flows generated by the affiliate’s business, the sufficiency of collateral securing the amounts, and the creditworthiness of the counterparties involved. Changes in facts, circumstances and management’s estimates and judgment could result in a material charge to earnings. At June 30, 2019, we determined that no indication of an impairment of the equity method investment or equity security investment existed, and no allowance for credit losses was recorded on the financing receivables from affiliates.

Deferred Income Taxes

Under ASC 740, Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established for deferred tax assets that are not considered “more likely than not” to be realized. Realization of deferred tax assets depends upon having sufficient past or future taxable income in periods to which the deductible temporary differences are expected to be recovered or within any applicable carryback or carryforward periods or sufficient tax planning strategies. After assessing the realization of the net deferred tax assets, we believe that there is substantial uncertainty that our net deferred tax asset will be realized during the applicable carryforward period. As such, a valuation allowance has been recorded against the total net deferred tax asset as of June 30, 2019 and December 31, 2018, respectively.

At June 30, 2019 and December 31, 2018, we had net operating loss (“NOL”) carryforwards of $36.1 million and $36.5 million, respectively, for both federal and state taxes. The NOL carryforwards subject to expiration (i.e., those generated prior to 2018) will begin to expire in 2031. Future utilization of NOL carryforwards is subject to limitations under Section 382 of the Internal Revenue Code. This section generally relates to a more than 50 percent change in ownership over a three-year period. As a result of the Exchange Transaction, it is believed that a change in ownership for tax purposes only has occurred as of December 28, 2018. As such, the annual utilization of our net operating losses generated prior to the ownership change is limited. Based on the estimated value of the Company prior to the Exchange Transaction, utilization of pre-ownership change net operating losses are subject to an annual limitation of approximately $7.6 million.

Principal Revenue and Expense Items

We earn revenues from the following primary sources.

●	Life Insurance Policy Benefits Realized. We recognize the difference between the face value of the policy benefits and carrying value when an insured event has occurred and determine that collection of the policy benefits is realizable and reasonably assured. Revenue from a transaction must meet both criteria in order to be recognized. We generally collect the face value of the life insurance policy from the insurance company within 45 days of our notification of the insured’s mortality.

●	Change in Fair Value of Life Insurance Policies. We value our life insurance portfolio investments for each reporting period in accordance with the fair value principles discussed herein, which reflects the expected receipt of policy benefits in future periods, net of premium costs, as shown in our condensed consolidated financial statements.

●	Interest on Financing Receivables from Affiliates. We recognize and record interest income on outstanding principal as earned.

●	Sale of a Life Insurance Policy. In the event of a sale of a policy, we recognize gain or loss as the difference between the sale price and the carrying value of the policy on the date of the receipt of payment on such sale.

Our main components of expense are summarized below.

●	Selling, General and Administrative Expenses. We recognize and record expenses incurred in our business operations, including operations related to the purchasing and servicing of life insurance policies. These expenses include salaries and benefits, sales, marketing, occupancy and other expenditures.

●	Interest Expense. We recognize, and record interest expenses associated with the costs of financing our life insurance portfolio and our investment in Beneficient. These expenses include interest paid to our senior lenders under our amended and restated senior credit facility with LNV Corporation, as well as interest paid on our L Bonds, Seller Trust L Bonds and other outstanding indebtedness. When we issue debt, we amortize the financing costs (commissions and other fees) associated with such indebtedness over the outstanding term of the financing and classify it as interest expense.

An additional component of our net earnings includes:

●	Earnings (Loss) from Equity Method Investment. We account for our investment in the common units of BEN LP using the equity method. Under this method, we record our share of the net earnings or losses attributable to BEN LP common unitholders, on a one quarter lag, as a separate line on our condensed consolidated statements of operations.

Results of Operations — Three and Six Months Ended June 30, 2019 Compared to the Same Periods in 2018

The following is our analysis of the results of operations for the periods indicated below. This analysis should be read in conjunction with our condensed consolidated financial statements and related notes.

Revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue realized from maturities of life insurance policies	$17,655,000	$21,475,000	$39,412,000	$30,895,000
Revenue recognized from change in fair value of life insurance policies	18,279,000	14,573,000	33,850,000	31,219,000
Premiums and other annual fees	(16,004,000)	(12,708,000)	(31,836,000)	(24,906,000)
Gain (loss) on life insurance policies, net	19,930,000	23,340,000	41,426,000	37,208,000
Interest and other income	4,080,000	975,000	7,801,000	1,649,000
Total revenue	$24,010,000	$24,315,000	$49,227,000	$38,857,000

Attribution of gain on life insurance policies, net:
Change in estimated probabilistic cash flows, net of premium and other annual fees paid	$1,118,000	$4,701,000	$2,417,000	$11,508,000
Net revenue recognized at matured policy event	16,968,000	12,939,000	32,706,000	17,894,000
Unrealized gain on acquisitions	1,844,000	5,795,000	6,303,000	12,769,000
Change in discount rates	-	-	-	-
Change in life expectancy evaluation	-	(95,000)	-	(4,963,000)
Gain (loss) on life insurance policies, net	$19,930,000	$23,340,000	$41,426,000	$37,208,000

Number of policies acquired	15	85	75	144
Face value of purchases	$12,955,000	$118,308,000	$93,166,000	$212,660,000
Purchases (initial cost basis)	$4,146,000	$30,249,000	$31,539,000	$55,549,000
Unrealized gain on acquisition (% of face value)	14.2%	4.9%	6.8%	6.0%

Number of policies matured	19	17	39	32
Face value of matured policies	$22,998,000	$27,623,000	$53,457,000	$42,127,000
Net revenue recognized at maturity event (% of face value matured)	73.8%	46.8%	61.2%	42.5%

The decrease of $3.4 million on gain on life insurance policies, net for the three months ended June 30, 2019 over the comparable prior year period primarily resulted from $3.3 million increased premium costs and $4.0 million lower unrealized gains on acquisitions, partially offset by $4.1 million higher revenue recognized on life insurance policy maturities. The increase of $4.2 million on gain on life insurance policies, net for the six months ended June 30, 2019 over the comparable prior year period primarily resulted from $14.8 million higher revenue recognized on life insurance policy maturities and $5.0 lower charges on life expectancy evaluation updates, partially offset by $6.9 million increased premium costs, $6.5 million lower unrealized gain on acquisition and $2.2 million lower change in estimated probabilistic cash flows in the current period.

The face value of matured policies was $23.0 million and $27.6 million in the three months ended June 30, 2019 and 2018, respectively, reflecting a decrease of face value of matured policies of $4.6 million. The resulting revenue recognized at matured policy event was $17.0 million and $12.9 million, respectively. Revenue changes from maturity events of $4.1 million over the three month comparable prior period primarily resulted from the maturity of less seasoned policies in the current period.

The face value of matured policies was $53.5 million and $42.1 million in the six months ended June 30, 2019 and 2018, respectively, reflecting an increase of face value of matured policies of $11.4 million. The resulting revenue recognized at matured policy event was $32.7 million and $17.9 million, respectively. Revenue changes from maturity events of $14.8 million over the three month comparable prior period resulted from both an increase in the face value of maturities as well as the maturity of less seasoned policies in the current period.

Net revenue charges from change in life expectancy evaluation were $0 and $0.1 million during the three months ended and $0 and $5.0 million during the six months ended June 30, 2019 and 2018, respectively. The resulting net revenue increase of $0.1 million for the three months and $5.0 million for the six months ended June 30, 2019 over the comparable prior period resulted from the implementation of our Longest Life Expectancy methodology in the fourth quarter of 2018.

Revenue from changes in estimated probabilistic cash flows, net of premiums paid was $1.1 million and $4.7 million during the three months ended and $2.4 million and $11.5 million for the six months ended June 30, 2019 and 2018, respectively. Decreases in both the three and six month periods resulted from increased premium costs and lower accretion resulting from lower discount rates in the current period.

The face value of policies purchased was $13.0 million and $118.3 million in the three months ended and $93.2 million and $212.7 million for the six months ended June 30, 2019 and 2018, respectively, reflecting a decrease of face value purchased of $105.3 million and $119.5 million in the three and six month current periods. The resulting unrealized gain on acquisition was $1.8 million and $5.8 million for the three months ended and $6.3 million and $12.8 million for the six months ended June 30, 2019 and 2018, reflecting a decrease of $4.0 million and $6.5 million in the respective current periods. Decreased unrealized gain on acquisition in the current periods are the result of fewer purchases of life insurance resulting from changes in capital allocation in our business.

The discount rate used to calculate the fair value of our life insurance policies was 8.25% at June 30 and March 31, 2019 and December 31, 2018. The discount rate was 10.45% at June 30 and March 31, 2018 and December 31, 2017. The discount rate was decreased in the fourth quarter of 2018 in connection with the implementation of our Longest Life Expectancy methodology. We believe this methodology should minimize future valuation fluctuations and improve our ability to finance and forecast future cash flows and revenues from our life insurance portfolio.

Interest and other income is comprised of interest from financing receivables, bank interest and other miscellaneous items. Increased revenue of $3.1 million during the three months ended and $6.2 million during the six months ended June 30, 2019 compared to the same periods of 2018 were primarily driven by the interest income earned on the financing receivables from Beneficient.

Expenses.

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Increase/ Decrease	2019	2018	Increase/ Decrease
Interest expense (including amortization of deferred financing costs) (1)	$28,487,000	$17,148,000	$11,339,000	$55,462,000	$33,211,000	$22,251,000
Employee compensation and benefits (2)	6,794,000	3,236,000	3,558,000	11,948,000	6,978,000	4,970,000
Legal and professional expenses (3)	4,722,000	1,155,000	3,567,000	7,669,000	2,330,000	5,339,000
Other expenses (4)	5,938,000	2,833,000	3,105,000	8,766,000	5,573,000	3,193,000
Total expenses	$45,941,000	$24,372,000	$21,569,000	$83,845,000	$48,092,000	$35,753,000

(1)	Increase is primarily due to the increase in the average debt outstanding from $723.4 million and $706.9 million during the three and six months ended June 30, 2018 to $1.313 billion and $1.282 billion in the same periods of 2019, contributing $11.3 million and $22.3 million of additional interest expense in the three and six month current periods.

(2)	Increase in employee compensation and benefit costs of $3.6 million for the three months ended June 30, 2019 over the comparable prior period in 2018 primarily result from $1.9 million of performance share unit expense resulting from the Purchase and Contribution Transaction, $0.6 million of retention incentive resulting from the Exchange Transaction, $0.5 million increase in wages and $0.6 million in commission expense. Increase in employee compensation and benefit costs of $5.0 million for the six months ended June 30, 2019 over the comparable prior period in 2018 primarily result from $1.9 million of performance share unit expense resulting from the Purchase and Contribution Transaction, $1.0 million of retention incentive resulting from the Exchange Transaction, $0.7 million increase in wages, $0.9 million in commission expense and $0.5 million in incentive expense.

(3)	Increases in both the three and six month periods ended June 30, 2019 over the comparable periods in 2018 are the result of higher legal and audit fees associated with the Beneficient Transactions and other professional services, along with higher Board compensation costs.

(4)	Increased other expense costs for the three and six months ended June 30, 2019 over the comparable periods in 2018 result from increased insurance and excess tail insurance coverage purchased in connection with the Purchase and Contribution Transaction. See Note 18 to the condensed consolidated financial statements for the detailed breakdown of other expenses.

Insurtech Initiatives

We incurred expenses of $2.2 million and $1.1 million during the three months ended June 30, 2019 and 2018, respectively, and $4.2 million and $1.7 million during the six month ended June 30, 2019 and 2018, respectively, in furtherance of our insurtech initiatives, which we believe are potentially transformational. These expenses are primarily related to the development of intellectual property surrounding advanced epigenetic testing technology and we expect these costs will increase over the foreseeable future.

Deferred Income Taxes

Under ASC 740, Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established for deferred tax assets that are not considered “more likely than not” to be realized. Realization of deferred tax assets depends upon having sufficient past or future taxable income in periods to which the deductible temporary differences are expected to be recovered or within any applicable carryback or carryforward periods. After assessing the realization of the net deferred tax assets, we believe there is substantial uncertainty that our net deferred tax asset will be realized during the applicable carryforward period. As such, a valuation allowance has been established against the total net deferred tax asset as of June 30, 2019 and December 31, 2018.

Income Tax Expense

We realized a net income tax benefit of $0 for both the three and six months ended June 30, 2019 and 2018. The effective rate was 0% for both the three and six months ended June 30, 2019 and 2018.

The following table provides a reconciliation of our income tax expense at the statutory federal tax rate to our actual income tax expense:

	Three Months Ended				Six Months Ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
Statutory federal income tax (benefit)	$(4,606,000)	21.0%	$(12,000)	21.0%	$(7,270,000)	21.0%	$(1,939,000)	21.0%
State income taxes (benefit), net of federal benefit	(1,659,000)	7.6%	10,000	(17.1)%	(2,782,000)	8.0%	(692,000)	7.5%
Valuation allowance	6,158,000	(28.1)%	(36,000)	63.4%	10,328,000	(29.8)%	2,568,000	(27.8)%
Other permanent differences	107,000	(0.5)%	38,000	(67.3)%	(276,000)	0.8%	63,000	(0.7)%
Total income tax expense (benefit)	$-	0.0%	$-	0.0%	$-	0.0%	$-	0.0%

The most significant temporary differences between GAAP net income (loss) and taxable net income (loss) are the treatment of interest costs, policy premiums and servicing costs with respect to the acquisition and maintenance of the life insurance policies and revenue recognition with respect to the fair value of the life insurance portfolio.

Revenue and Earnings before Tax by Reportable Segment — Three and Six Months Ended June 30, 2019 Compared to the Same Period in 2018

Comparison of revenue by reportable segment for the periods indicated is as follows:

	Three Months Ended June 30,
Revenue:	2019	2018	Increase/ (Decrease)
Secondary Life Insurance	$20,778,000	$24,226,000	$(3,448,000)
Investment in Beneficient	3,144,000	-	3,144,000
Corporate & Other	88,000	89,000	(1,000)
Total	$24,010,000	$24,315,000	$(305,000)

	Six Months Ended June 30,
Revenue:	2019	2018	Increase/ (Decrease)
Secondary Life Insurance	$42,961,000	$38,666,000	$4,295,000
Investment in Beneficient	6,014,000	-	6,014,000
Corporate & Other	252,000	191,000	61,000
Total	$49,227,000	$38,857,000	$10,370,000

The primary drivers of the changes for the three and six months ended June 30, 2019 compared to the same period in 2018 were as follows:

●	Secondary Life Insurance revenue decreased by $3.4 million for the three months ended June 30, 2019 over the comparable period in 2018 primarily as a result of $3.3 million increased premium costs and $4.0 million lower unrealized gains on acquisitions, partially offset by $4.1 million higher revenue recognized on life insurance policy maturities. Secondary Life Insurance revenue increased by $4.3 million for the six months ended June 30, 2019 over the comparable period in 2018 primarily as a result of $14.8 million higher revenue recognized on life insurance policy maturities and $5.0 lower charges on life expectancy evaluation updates, partially offset by $6.9 million increased premium costs, $6.5 million lower unrealized gain on acquisition and $2.2 million lower change in estimated probabilistic cash flows in the current period.

●	Investment in Beneficient revenue for the three and six months ended June 30, 2019 represents interest income on $192 million of financing receivables resulting from the Exchange Transaction with Beneficient in the third and fourth quarters of 2018. Also included is interest income from the loan executed with the LiquidTrust Borrowers in June 2019. See Note 6 to the condensed consolidated financial statements regarding our financing receivables with affiliates.

Comparison of earnings before tax by reportable segment for the periods indicated:

	Three Months Ended June 30,
Segment Earnings Before Tax:	2019	2018	Increase/ (Decrease)
Secondary Life Insurance	$(9,000,000)	$4,942,000	$(13,942,000)
Investment in Beneficient	(3,136,000)	-	(3,136,000)
Corporate & Other	(9,195,000)	(4,999,000)	(4,196,000)
Total	$(21,331,000)	$(57,000)	$(21,274,000)

	Six Months Ended June 30,
Segment Earnings Before Tax:	2019	2018	Increase/ (Decrease)
Secondary Life Insurance	$(10,623,000)	$676,000	$(11,299,000)
Investment in Beneficient	(9,072,000)	-	(9,072,000)
Corporate & Other	(16,250,000)	(9,912,000)	(6,338,000)
Total	$(35,945,000)	$(9,236,000)	$(26,709,000)

The primary drivers of the change for the three months ended June 30, 2019 compared to the same period in 2018 were as follows:

●	Secondary Life Insurance decreased by $13.9 million due to a $3.4 million decrease in the gain on life insurance policies, net as described above in the discussion of consolidated results of operations. The additional $10.5 million decrease is a result of the following:

●	Increase in interest expense of $4.5 million as a result of higher average debt outstanding and an interest rate increase of 0.05% on the senior credit facility debt outstanding in 2019.

●	An increase in operating expenses of $6.0 million, primarily resulting from higher compensation costs, higher professional fees and insurance costs.

●	Investment in Beneficient results in 2019 primarily consisted of interest income of $3.1 million from financing receivables, offset by $6.9 million of interest expense on the Seller Trust L Bonds issued to finance the Exchange Transaction and $0.6 million of equity method earnings of Beneficient.

●	Corporate and Other operating loss increased primarily due to a $1.2 million increase in investments in insurtech initiatives, and a $3.0 million increase in other corporate costs, including professional fees, insurance and incentive costs.

The primary drivers of the change for the six months ended June 30, 2019 compared to the same period in 2018 were as follows:

●	Secondary Life Insurance decreased by $11.3 as a result of the following:

●	Increase in interest expense of $8.5 million as a result of higher average debt outstanding and an interest rate increase of 0.47% on the senior credit facility debt outstanding in 2019.

●	$4.3 million increase in the gain on life insurance policies, net as described above in the discussion of consolidated results of operations.

●	An increase in operating expenses of $7.1 million, primarily resulting from higher compensation costs, higher professional fees and insurance costs.

●	Investment in Beneficient results in 2019 primarily consisted of interest income of $6.0 million from financing receivables, offset by $13.8 million of interest expense on the Seller Trust L Bonds issued to finance the Exchange Transaction and a $1.3 million loss from equity method earnings of Beneficient.

●	Corporate and Other operating loss increased primarily due to a $2.6 million increase in investments in insurtech initiatives, and a $3.7 million increase in other corporate costs, including professional fees, insurance and incentive costs.

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

We currently fund our business mostly with shorter term debt while most of our assets have significantly longer durations. The resulting asset/liability mismatch can result in a liquidity shortage if we are unable to renew maturing short term debt or secure suitable additional financing. In such a situation, we could be forced to sell assets at less than optimal (distressed) prices. As further described below, we were unable to offer our L Bonds, our primary source of debt capital, for the approximately three month period commencing May 1, 2019, and drew down our cash balances during that period as L Bonds matured but were unable to be renewed, and we were unable to offer new L Bonds. We recommenced our L Bond offering on August 8, 2019.

As of June 30, 2019 and December 31, 2018, we had approximately $82.5 million and $141.9 million, respectively, in combined available cash, cash equivalents, restricted cash and policy benefits receivable.

Additional future borrowing base capacity for premiums and servicing costs, created as the premiums and servicing costs of pledged life insurance policies become due and by additional policy pledges to the facility, if any, exists under our amended and restated senior credit facility with LNV Corporation. We also obtain borrowing base capacity through the offering of our L Bonds, subject to our ability to offer and sell L Bonds. The amended and restated senior credit facility with LNV Corporation has certain financial and nonfinancial covenants. Due to our failure to deliver GWG Life, LLC audited financial statements for 2018 to LNV Corporation within 90 days after the end of the year, and our failure to comply with a similar requirement to issue GWG Life, LLC unaudited financial statements to LNV Corporation for the first quarter of 2019 within 45 days after March 31, 2019, we were in violation of our debt covenants as of June 30, 2019. CLMG Corp., as administrative agent for LNV Corporation, issued a forbearance extending the delivery date for these financial statements until July 22, 2019. The covenant violations were cured during the forbearance period and we are in compliance with the debt covenants as of the date of this report.

On August 10, 2018, we issued $50 million of Series B in connection with the Initial Transfer of the Exchange Transaction. Approximately half of the proceeds from this sale were distributed to common shareholders pursuant to a special dividend paid on September 5, 2018 to shareholders of record on August 27, 2018. The remaining amount is expected to be utilized primarily for our insurtech initiatives, although these amounts are available for general corporate purposes. We do not expect to issue any additional Series B.

As of August 29, 2019, we had approximately $62.3 million in combined available cash, cash equivalents, restricted cash and policy benefits receivable. The decrease from approximately $82.5 million as of June 30, 2019 is due, in part, to our temporarily suspending the offering of our L Bonds, on which we heavily rely to fund our business operations. As described elsewhere in this report, the suspension resulted from our delinquency in filing certain periodic reports with the SEC. After regaining compliance with our SEC reporting obligations, we recommenced our offering of L Bonds on August 8, 2019. If we are forced to suspend our L Bond offering in the future for any significant additional length of time and we are unable to obtain replacement financing, our business would be adversely impacted and our ability to service and repay our debt obligations, much of which is short term, would be compromised, thereby negatively affecting our business prospects and viability.

Financings Summary

We had the following outstanding debt balances as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
Issuer/Borrower	Principal Amount Outstanding	Weighted Average Interest Rate	Principal Amount Outstanding	Weighted Average Interest Rate
GWG DLP Funding IV, LLC – LNV senior credit facility (see Note 9)	$138,640,000	10.25%	$158,209,000	10.45%
GWG Holdings, Inc. – L Bonds (see Note 10)	797,918,000	7.12%	662,152,000	7.10%
GWG Holdings, Inc. – Seller Trust L Bonds (see Note 11)	366,892,000	7.50%	366,892,000	7.50%
Total	$1,303,450,000	7.56%	$1,187,253,000	7.67%

The table below reconciles the face amount of our outstanding debt to the carrying value shown on our balance sheets:

	June 30, 2019	December 31, 2018
Senior credit facility with LNV Corporation
Face amount outstanding	$138,640,000	$158,209,000
Unamortized selling costs	(8,704,000)	(9,231,000)
Carrying amount	$129,936,000	$148,978,000

L Bonds and Seller Trust L Bonds:
Face amount outstanding	$1,164,810,000	$1,029,044,000
Subscriptions in process	14,808,000	13,467,000
Unamortized selling costs	(30,278,000)	(24,216,000)
Carrying amount	$1,149,340,000	$1,018,295,000

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

In January 2015, we began publicly offering up to $1.0 billion of L Bonds as a follow-on to our earlier $250.0 million public debt offering. In January 2018, we began publicly offering up to $1.0 billion L Bonds as a follow-on to our earlier L Bond offering. Through June 30, 2019, the total amount of these L Bonds sold, including renewals, was $1.4 billion. As of June 30, 2019 and December 31, 2018, respectively, we had approximately $797.9 million and $662.1 million in principal amount of L Bonds outstanding (exclusive of Seller Trust L Bonds).

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

On August 10, 2018, GWG Holdings, GWG Life and the Bank of Utah, as trustee, entered into the Supplemental Indenture to the Amended and Restated Indenture. GWG Holdings entered into the Supplemental Indenture to add and modify certain provisions of the Amended and Restated Indenture necessary to provide for the issuance of the Seller Trust L Bonds. We issued Seller Trust L Bonds in the amount of $366.9 million to the Seller Trusts in connection with the Exchange Transaction. The maturity date of the Seller Trust L Bonds is August 9, 2023. The Seller Trust L Bonds bear interest at 7.5% per annum. Interest is payable monthly in cash (see Note 11 to the condensed consolidated financial statements).

In August 2018, we offered and sold 5,000,000 shares of our Series B Convertible Preferred Stock in reliance upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933. The Series B shares were issued at $10 per share for cash consideration of $50 million.

On December 28, 2018, the Series B converted into 5,000,000 shares of our common stock at a conversion price of $10.00 per share immediately following the Final Closing of the Exchange Transaction.

The weighted-average interest rate of our outstanding L Bonds (excluding the Seller Trust L Bonds) as of June 30, 2019 and December 31, 2018 was 7.12% and 7.10%, respectively, and the weighted-average maturity at those dates was 2.89 and 2.83 years, respectively. Our L Bonds have renewal features. Since we first issued our L Bonds, we have experienced $573.8 million in maturities, of which $326.6 million has renewed through June 30, 2019 for an additional term. This has provided us with an aggregate renewal rate of approximately 56.9% for investments in these securities.

Future contractual maturities of L Bonds and Seller Trust L Bonds at June 30, 2019 are as follows:

Years Ending December 31,	L Bonds
Nine months ending December 31, 2019	$72,980,000
2020	159,435,000
2021 (1)	527,220,000
2022	99,802,000
2023	73,616,000
2024	75,135,000
Thereafter	156,622,000
$1,164,810,000

(1)	After the second anniversary of the Final Closing, the holders of the Seller Trust L Bonds will have the right to cause GWG to repurchase, in whole but not in part, the Seller Trust L Bonds held by such holder within 45 days. As such, while the maturity date of the $366,892,000 of Seller Trust L Bonds is in August 2023, their contractual maturity is reflected in 2021, as that is the first period in which they could become payable. The repurchase may be paid, at GWG’s option, in the form of cash, a pro rata portion of (i) the outstanding principal amount and accrued and unpaid interest under the Commercial Loan Agreement and (ii) BEN LP common units, or a combination of cash and such property.

The L Bonds and the Seller Trust L Bonds are secured by all of our assets and are subordinate to our amended and restated senior credit facility with LNV Corporation.

On September 27, 2017, we entered into a $300 million amended and restated senior credit facility with LNV Corporation in which DLP IV is the borrower. We intend to use the proceeds from this facility to maintain our portfolio of life insurance policies, for liquidity and for general corporate purposes. As of June 30, 2019, we had approximately $138.6 million outstanding under the senior credit facility.

We expect to meet our ongoing operational capital needs for alternative asset investments, policy premiums and servicing costs, working capital and financing expenditures including paying principal, interest and dividends through a combination of the receipt of policy benefits from our portfolio of life insurance policies, net proceeds from our L Bond offering, dividends and interest from investments (primarily our investments in Beneficient), and funding available from our amended and restated senior credit facility with LNV Corporation. We estimate that our liquidity and capital resources are sufficient for our current and projected financial needs for at least the next twelve months given current assumptions. However, if we are unable to continue our L Bond offering for any reason, and we are unable to obtain capital from other sources, our business will be materially and adversely affected. In addition, our business will be materially and adversely affected if we do not receive the policy benefits we forecast and if holders of our L Bonds fail to renew with the frequency we have historically experienced. In such a case, we could be forced to sell our investments in life insurance policies to service or satisfy our debt-related and other obligations. A sale under such circumstances may result in significant impairment of the recognized value of our portfolio.

Capital expenditures have historically not been material and we do not anticipate making material capital expenditures in 2019 or beyond.

Alternative Assets and Secured Indebtedness

At June 30, 2019, the fair value of our investments in life insurance policies of $799.3 million plus our cash balance of $71.5 million, restricted cash balance of $5.3 million, life insurance policy benefits receivable of $5.6 million, and other assets of $659.5 million (which are mostly related to our investment in BEN LP and our financing receivables from affiliates) totaled $1,541.2 million, representing an excess of portfolio assets over secured indebtedness of $237.8 million. At December 31, 2018, the fair value of our investments in life insurance policies of $747.9 million plus our cash balance of $114.6 million, restricted cash balance of $10.8 million, life insurance policy benefits receivable of $16.5 million, and other assets of $591.0 million totaled $1,480.8 million, representing an excess of portfolio assets over secured indebtedness of $293.6 million.

The following forward-looking table seeks to illustrate the impact that a hypothetical sale of our portfolio of life insurance assets (at various discount rates), and the realization of the financing receivables from affiliates, equity method investment in BEN LP (a substantial majority of the net assets of which are currently represented by intangible assets and goodwill) and equity security investment in the Option Agreement (in each case, at their respective carrying amounts and assuming no discount for lack of marketability or transaction costs, which could be substantial) would have on our ability to satisfy our debt obligations as of June 30, 2019. In all cases, the sale of the life insurance assets owned by DLP IV will be used first to satisfy all amounts owing under our amended and restated senior credit facility with LNV Corporation. The net sale proceeds remaining after satisfying all obligations under our amended and restated senior credit facility with LNV Corporation would be applied to the L Bonds and Seller Trust L Bonds on a pari passu basis.

Life Insurance Portfolio

Discount Rate	10%	12%	14%	15%	16%
Value of life insurance portfolio	$728,749,000	$660,684,000	$603,268,000	$577,861,000	$554,353,000
Cash, cash equivalents and policy benefits receivable	82,461,000	82,461,000	82,461,000	82,461,000	82,461,000
Other assets(2)	659,497,000	659,497,000	659,497,000	659,497,000	659,497,000
Total assets	1,470,707,000	1,402,642,000	1,345,226,000	1,319,819,000	1,296,311,000
Senior credit facility	138,640,000	138,640,000	138,640,000	138,640,000	138,640,000
Net after senior credit facility	1,332,067,000	1,264,002,000	1,206,586,000	1,181,179,000	1,157,671,000
L Bonds(1)	1,164,810,000	1,164,810,000	1,164,810,000	1,164,810,000	1,164,810,000
Net remaining	$167,257,000	$99,192,000	$41,776,000	$16,369,000	$(7,139,000)
Impairment to L Bonds	No impairment	No impairment	No impairment	No Impairment	Impairment

(1)	Amount represents L Bonds and Seller Trust L Bonds

(2)	Other assets includes equity method investment, financing receivables from affiliates and the equity security investment in the Option Agreement. Beneficient issued to GWG an option (the “Option Agreement”) to acquire the number of common units of BEN LP, interests or other property that would be received by a holder of the NPC-A Prime limited partnership interests of Beneficient Company Holdings, L.P., an affiliate of BEN LP.

The above table illustrates that our ability to fully satisfy amounts owing under the L Bonds and Seller Trust L Bonds would likely be impaired upon the sale or realization of the financing receivables from affiliates, equity method investment and equity security investment in the Option Agreement at their respective carrying amounts, plus all our life insurance assets at a price equivalent to a discount rate of approximately 15.69% or higher at June 30, 2019. At December 31, 2018, the likely impairment occurred at a discount rate of approximately 18.70% or higher. The discount rate used to calculate the fair value of our life insurance portfolio was 8.25% as of both June 30, 2019 and December 31, 2018.

The table does not include any allowance for transactional fees and expenses (which expenses and fees could be substantial) nor any discount for lack of marketability associated with a portfolio sale or the realization of the financing receivables with affiliates, equity method investment and equity security investment in the Option Agreement, respectively, and is provided to demonstrate how various discount rates used to value our portfolio of life insurance assets could affect our ability to satisfy amounts owing under our debt obligations in light of our senior secured lender’s right to priority payments under our amended and restated senior credit facility with LNV Corporation.

The table assumes we will realize the full amounts of our financing receivables, equity method investment, and equity security investment in the Option Agreement. There is currently no market for our financing receivables with affiliates, equity method investment and equity security investment in the Option Agreement, and a market may not develop. Our Commercial Loan receivable and a portion of our equity method investment in BEN LP may be used as consideration for retiring the Seller Trust L Bonds upon a redemption event or at the maturity of the Seller Trust L Bonds (see Notes 6 and 11 to the condensed consolidated financial statements). This table also does not include the yield maintenance fee, which could be substantial, we are required to pay in certain circumstances under our amended and restated senior credit facility with LNV Corporation. You should read the above table in conjunction with the information contained in other sections of this report, including Critical Accounting Policies — Fair Value Components — Discount Rate and the notes to the condensed consolidated financial statements.

Amendment of Credit Facility

Effective September 27, 2017, DLP IV entered into an amended and restated senior credit facility with LNV Corporation. The amended and restated senior credit facility makes available a total of up to $300,000,000 in credit to DLP IV with a maturity date of September 27, 2029. Additional advances are available under the amended and restated senior credit facility at the LIBOR rate described below. Advances are available as the result of additional borrowing base capacity, created as the premiums and servicing costs of pledged life insurance policies become due and by additional policy pledges to the amended and restated senior credit facility, if any. Interest will accrue on amounts borrowed under the amended and restated senior credit facility at an annual interest rate, determined as of each date of borrowing or quarterly if there is no borrowing, equal to (a) the greater of 12-month LIBOR or the federal funds rate (as defined in the agreement) plus one-half of one percent per annum, plus (b) 7.50% per annum. The effective rate at June 30, 2019 was 10.22%. Interest payments are made on a quarterly basis.

Under the amended and restated senior credit facility, DLP IV has granted the administrative agent, for the benefit of the lenders under the facility, a security interest in all of DLP IV’s assets. As with prior collateral arrangements relating to the senior secured debt of GWG Holdings and its subsidiaries (on a consolidated basis), GWG Life’s excess equity value of DLP IV after satisfying all amounts owing under our amended and restated credit facility is available as collateral for the obligations of GWG Holdings under the L Bonds and Seller Trust L Bonds (although the life insurance assets owned by DLP IV do not themselves serve as direct collateral for those obligations).

We are subject to various financial and non-financial covenants under the amended and restated senior credit facility with LNV Corporation, including, but not limited to, compliance with laws, preservation of existence, financial reporting, keeping of proper books of record and account, payment of taxes, and ensuring that neither DLP IV nor GWG Life become an investment company. Due to our failure to deliver GWG Life audited financial statements for 2018 to LNV Corporation within 90 days after the end of the year, and our failure to comply with a similar requirement to issue GWG Life, LLC unaudited financial statements to LNV Corporation for the first quarter of 2019 within 45 days after March 31, 2019, we were in violation of our debt covenants as of June 30, 2019. CLMG Corp., as administrative agent for LNV Corporation, issued a forbearance extending the delivery date for these financial statements until July 22, 2019. The covenant violations were cured during the forbearance period and we are in compliance with the debt covenants as of the date of this report.

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

Our total interest expense of $28.5 million and $17.1 million for the three months ended, and $55.5 million and $33.2 million for the six months ended, June 30, 2019 and 2018, respectively, represent the largest single line item of expense in each period. Preferred stock cash dividends were $4.3 million for both the three months ended, and $8.5 million and $8.0 million for the six months ended June 30, 2019 and 2018, respectively. While reducing our cost of funds and increasing our common equity base (at valuations accretive to our book value) are primary goals of the Company, until we do so we will continue to expend significant amounts of cash for interest and dividend payments and will thus continue to rely heavily on our ability to raise cash from our L Bond offering, amended and restated senior credit facility with LNV Corporation and other means as they are developed and available.

Life Insurance Policy Premium Payments

The payment of premiums and servicing costs to maintain life insurance policies represents one of our most significant requirements for cash disbursement. When a policy is purchased, we are able to calculate the minimum premium payments required to maintain the policy in-force. Over time as the insured ages, premium payments will increase. Nevertheless, the probability we will be required to pay the premiums decreases as mortality becomes more likely. These scheduled premiums and associated probabilities are factored into our expected internal rate of return and cash-flow modeling. Beyond premiums, we incur policy servicing costs, including annual trustee, policy administration and tracking costs. Additionally, we incur significant financing costs, including principal, interest and dividends. Both policy servicing costs and financing costs are excluded from our internal rate of return calculations. We finance our businesses through a combination of life insurance policy benefit receipts, dividends and interest on other investments, equity offerings, debt offerings, and advances under our amended and restated senior credit facility with LNV Corporation.

The amount of payments for anticipated premiums, including the requirement under our senior credit facility with LNV Corporation to maintain a two month cost-of-insurance threshold within each policy cash value account, and servicing costs that we will be required to make over the next five years to maintain our current portfolio, assuming no mortalities, is set forth in the table below.

Years Ending December 31,	Premiums	Servicing	Total
Six months ending December 31, 2019	$33,928,000	$829,000	$34,757,000
2020	77,911,000	1,658,000	79,569,000
2021	90,331,000	1,658,000	91,989,000
2022	103,573,000	1,658,000	105,231,000
2023	115,898,000	1,658,000	117,556,000
2024	125,937,000	1,658,000	127,595,000
	$547,578,000	$9,119,000	$556,697,000

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

Quarter End Date	Portfolio Face Amount	12-Month Trailing Benefits Realized	12-Month Trailing Premiums Paid	12-Month Trailing Benefits/Premium Coverage Ratio
March 31, 2015	$754,942,000	$46,675,000	$23,786,000	196.2%
June 30, 2015	806,274,000	47,125,000	24,348,000	193.5%
September 30, 2015	878,882,000	44,482,000	25,313,000	175.7%
December 31, 2015	944,844,000	31,232,000	26,650,000	117.2%
March 31, 2016	1,027,821,000	21,845,000	28,771,000	75.9%
June 30, 2016	1,154,798,000	30,924,000	31,891,000	97.0%
September 30, 2016	1,272,078,000	35,867,000	37,055,000	96.8%
December 31, 2016	1,361,675,000	48,452,000	40,239,000	120.4%
March 31, 2017	1,447,558,000	48,189,000	42,753,000	112.7%
June 30, 2017	1,525,363,000	49,295,000	45,414,000	108.5%
September 30, 2017	1,622,627,000	53,742,000	46,559,000	115.4%
December 31, 2017	1,676,148,000	64,719,000	52,263,000	123.8%
March 31, 2018	1,758,066,000	60,248,000	53,169,000	113.3%
June 30, 2018	1,849,079,000	76,936,000	53,886,000	142.8%
September 30, 2018	1,961,598,000	75,161,000	55,365,000	135.8%
December 31, 2018	2,047,992,000	71,090,000	52,675,000	135.0%
March 31, 2019	2,098,428,000	87,045,000	56,227,000	154.8%
June 30, 2019	2,088,445,000	82,421,000	59,454,000	138.6%

We believe the portfolio cash flow results set forth above are consistent with our general investment thesis: that the life insurance policy benefits we receive will continue to increase over time in relation to the premiums we are required to pay on the remaining polices in the portfolio. Nevertheless, we expect that our portfolio cash flow on a period-to-period basis will remain inconsistent as we begin to allocate substantially more capital to Beneficient and reduce capital allocated to acquiring a larger, more diversified portfolio of life insurance policies.

Inflation

Changes in inflation do not necessarily correlate with changes in interest rates. We presently do not foresee any material impact of inflation on our results of operations in the periods presented in our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

None.

Credit Risk

We review the credit risk associated with our portfolio of life insurance policies when estimating its fair value. In evaluating the policies’ credit risk, we consider insurance company solvency, credit risk indicators, economic conditions, ongoing credit evaluations, and company positions. We attempt to manage our credit risk related to life insurance policies typically by purchasing policies issued only from companies with an investment-grade credit rating by either Standard & Poor’s, Moody’s, or A.M. Best Company. As of June 30, 2019, 95.7% of our life insurance policies, by face value benefits, were issued by companies that maintained an investment-grade rating (BBB or better) by Standard & Poor’s.

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

Increases in interest rates could also adversely affect Beneficient’s earnings, which could result in less earnings for GWG from our equity method investment in Beneficient and/or impairment thereof.

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

Debt Coverage Ratio

Our L Bond borrowing covenants require us to maintain a Debt Coverage Ratio of less than 90%. The Debt Coverage Ratio is calculated by dividing the sum of our total interest-bearing indebtedness by the sum of our cash, cash equivalents, restricted cash, life insurance policy benefits receivable, the net present value of the life insurance portfolio, and, without duplication, the value of all of our other assets as reflected on our most recently available balance sheet prepared in accordance with GAAP. The discount rate we use for the net present value of our life insurance portfolio for this calculation may not be the same discount rate we use for our GAAP valuation and is not necessarily reflective of the amount we could realize upon a sale of the portfolio.

	June 30,	December 31,
	2019	2018
Life insurance portfolio policy benefits	$2,088,445,000	$2,047,992,000
Discount rate of future cash flows(1)	7.58%	7.75%
Net present value of life insurance portfolio policy benefits	$829,515,000	$770,074,000
All cash and cash equivalents (including restricted cash)	76,885,000	125,436,000
Life insurance policy benefits receivable (net of allowance)	5,576,000	16,461,000
Other assets(2)	659,497,000	591,048,000
Total Coverage	$1,571,473,000	$1,503,019,000

Senior credit facility with LNV Corporation	$138,640,000	$158,209,000
L Bonds and Seller Trust L Bonds	1,164,810,000	1,029,044,000
Total Indebtedness	$1,303,450,000	$1,187,253,000

Debt Coverage Ratio	82.94%	78.99%

(1)	Weighted-average interest rate paid on indebtedness, excluding that of Seller Trust L Bonds.

(2)	The Total Coverage amount as of June 30, 2019 includes “other assets” of GWG Holdings as reflected on its most recently available balance sheet prepared in accordance with GAAP. The definition of the Debt Coverage Ratio was defined in Amendment No. 1 to the Amended and Restated Indenture entered into as of March 27, 2018.

As of June 30, 2019 and December 31, 2018, we were in compliance with the Debt Coverage Ratio.

Portfolio Information

Our portfolio of life insurance policies, owned by our subsidiaries as of June 30, 2019, is summarized below:

Life Insurance Portfolio Summary

Total life insurance portfolio face value of policy benefits	$2,088,445,000
Average face value per policy	$1,755,000
Average face value per insured life	$1,885,000
Average age of insured (years)*	82.0
Average life expectancy estimate (years)*	7.4
Total number of policies	1,190
Number of unique lives	1,108
Demographics	77% Male; 23% Female
Number of smokers	50
Largest policy as % of total portfolio face value	0.63%
Average policy as % of total portfolio face value	0.08%
Average annual premium as % of face value	3.1%

*	Averages presented in the table are weighted averages.

Our portfolio of life insurance policies, owned by our subsidiaries as of June 30, 2019, organized by the insured’s current age and the associated number of policies and policy benefits, is summarized below:

Distribution of Policies and Policy Benefits by Current Age of Insured

				Percentage of Total
Min Age	Max Age	Number of Policies	Policy Benefits	Number of Policies	Policy Benefits	Wtd. Avg. LE (Years)
95	101	20	$34,983,000	1.7%	1.7%	2.2
90	94	137	264,706,000	11.5%	12.7%	3.4
85	89	254	591,398,000	21.3%	28.3%	5.2
80	84	251	454,671,000	21.1%	21.8%	7.8
75	79	227	371,066,000	19.1%	17.8%	10.0
70	74	224	297,229,000	18.8%	14.2%	11.3
60	69	77	74,392,000	6.5%	3.5%	11.6
Total		1,190	$2,088,445,000	100.0%	100.0%	7.4

Our portfolio of life insurance policies, owned by our subsidiaries as of June 30, 2019, organized by the insured’s estimated life expectancy estimates and associated policy benefits, is summarized below:

Distribution of Policies by Current Life Expectancies of Insured

				Percentage of Total
Min LE (Months)	Max LE (Months)	Number of Policies	Policy Benefits	Number of Policies	Policy Benefits
1	47	263	$397,492,000	22.1%	19.0%
48	71	227	425,097,000	19.1%	20.4%
72	95	235	442,828,000	19.7%	21.2%
96	119	190	316,259,000	16.0%	15.2%
120	143	132	232,475,000	11.1%	11.1%
144	179	108	179,844,000	9.1%	8.6%
180	246	35	94,450,000	2.9%	4.5%
Total		1,190	$2,088,445,000	100.0%	100.0%

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

The average yield to maturity of publicly traded life insurance company bonds data we consider as inputs to our life insurance portfolio valuation process was 3.14% as of June 30, 2019. We believe that this reflects, in part, the financial market’s judgment that credit risk is low with regard to these carriers’ financial obligations. The obligations of life insurance carriers to pay life insurance policy benefits ranks senior to all of their other financial obligations, including the senior bonds they issue. As of June 30, 2019, approximately 95.7% of the face value of policy benefits in our life insurance portfolio were issued by insurance companies with investment-grade credit ratings from Standard & Poor’s.

As of June 30, 2019, our ten largest life insurance company credit exposures and the Standard & Poor’s credit rating of their respective financial strength and claims-paying ability is set forth below:

Distribution of Policy Benefits by Top 10 Insurance Companies

Rank	Policy Benefits	Percentage of Policy Benefit Amount	Insurance Company	Ins. Co. S&P Rating
1	$293,896,000	14.1%	John Hancock Life Insurance Company	AA-
2	239,058,000	11.4%	Lincoln National Life Insurance Company	AA-
3	220,951,000	10.6%	AXA Equitable Life Insurance Company	A+
4	207,344,000	9.9%	Transamerica Life Insurance Company	AA-
5	120,332,000	5.8%	Metropolitan Life Insurance Company	AA-
6	97,918,000	4.7%	American General Life Insurance Company	A+
7	85,998,000	4.1%	Pacific Life Insurance Company	AA-
8	71,526,000	3.4%	ReliaStar Life Insurance Company	A
9	71,058,000	3.4%	Security Life of Denver Insurance Company	A
10	64,095,000	3.1%	Massachusetts Mutual Life Insurance Company	AA+
	$1,473,176,000	70.5%

ITEM 4.	CONTROLS AND PROCEDURES.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934) as of June 30, 2019 (the end of the period covered by this report). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, due to material weaknesses in internal control over financial reporting described in Part II, Item 9A of our 2018 Annual Report on Form 10-K for the year ended December 31, 2018, our disclosure controls and procedures were not effective as of June 30, 2019.

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

We are in the design and implementation phase of our remediation plan described above. The material weaknesses cannot be considered remediated until the controls have operated for a sufficient period of time and until management has concluded, through testing, that the control is operating effectively. Our goal is to remediate these material weaknesses by December 31, 2019.

PART II — OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

On April 26, 2019, the limited partnership agreement of Beneficient Company Holdings, L.P. was amended and restated pursuant to that certain Fourth Amended and Restated Limited Partnership Agreement (the “Beneficient Partnership Agreement”).  The Beneficient Partnership Agreement is filed as Exhibit 99.3 to this report. Portions of the Beneficient Partnership Agreement have been omitted because they are both not material and would be competitively harmful if publicly disclosed.

ITEM 6.	EXHIBITS

Exhibit
31.1	Section 302 Certification of the Chief Executive Officer (filed herewith).
31.2	Section 302 Certification of the Chief Financial Officer (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.1	Letter from ClearLife Limited, dated August 23, 2019 (filed herewith).
99.2	Portfolio of Life Insurance Policies as of June 30, 2019 (filed herewith).
99.3	Fourth Amended and Restated Limited Partnership Agreement of Beneficient Company Holdings, L.P., dated as of April 26, 2019 (filed herewith).*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Portions of Exhibit 99.3 have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GWG HOLDINGS, INC.

Date: September 3, 2019	By:	/s/ Murray T. Holland
President and Chief Executive Officer

Date: September 3, 2019	By:	/s/ Timothy L. Evans
Chief Financial Officer

EXHIBIT INDEX

Exhibit
31.1	Section 302 Certification of the Chief Executive Officer (filed herewith).
31.2	Section 302 Certification of the Chief Financial Officer (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.1	Letter from ClearLife Limited, dated August 23, 2019 (filed herewith).
99.2	Portfolio of Life Insurance Policies as of June 30, 2019 (filed herewith).
99.3	Fourth Amended and Restated Limited Partnership Agreement of Beneficient Company Holdings, L.P., dated as of April 26, 2019 (filed herewith).*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Portions of Exhibit 99.3 have been omitted.