Form 10-Q
period 2019-09-30
GWG Holdings, Inc.
filed 2019-11-14
CIK 1522690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2019, GWG Holdings, Inc. had 30,033,503 shares of common stock outstanding.

GWG HOLDINGS, INC.

Index to Form 10-Q

for the Quarter Ended September 30, 2019

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019 (unaudited)	December 31, 2018
ASSETS
Cash and cash equivalents	$65,680,464	$114,587,084
Restricted cash	8,204,705	10,849,126
Investment in life insurance policies, at fair value	807,518,088	747,922,465
Life insurance policy benefits receivable, net	17,369,176	16,460,687
Financing receivables from affiliates	241,185,081	184,768,874
Equity method investment	370,652,128	360,841,651
Other assets	50,391,311	45,437,164
TOTAL ASSETS	$1,561,000,953	$1,480,867,051

LIABILITIES & STOCKHOLDERS’ EQUITY
LIABILITIES
Senior credit facility with LNV Corporation	$131,717,520	$148,977,596
L Bonds	830,341,949	651,402,663
Seller Trust L Bonds	366,891,940	366,891,940
Accounts payable	2,570,842	9,276,507
Interest and dividends payable	16,726,344	18,555,293
Other accrued expenses	6,700,336	4,705,170
TOTAL LIABILITIES	1,354,948,931	1,199,809,169

STOCKHOLDERS’ EQUITY

REDEEMABLE PREFERRED STOCK
(par value $0.001; shares authorized 100,000; shares outstanding 92,124 and 97,524; liquidation preference of $92,661,000 and $98,093,000 as of September 30, 2019 and December 31, 2018, respectively)	81,509,765	86,910,335
SERIES 2 REDEEMABLE PREFERRED STOCK
(par value $0.001; shares authorized 150,000; shares outstanding 147,604 and 148,359; liquidation preference of $148,465,000 and $149,225,000 as of September 30, 2019 and December 31, 2018, respectively)	128,307,735	129,062,704
COMMON STOCK
(par value $0.001; shares authorized 210,000,000; shares issued and outstanding 33,033,420 as of September 30, 2019 and 33,018,161 as of December 31, 2018)	33,033	33,018
Additional paid-in capital	237,159,909	249,662,168
Accumulated deficit	(240,958,420)	(184,610,343)
TOTAL STOCKHOLDERS’ EQUITY	206,052,022	281,057,882

TOTAL LIABILITIES & EQUITY	$1,561,000,953	$1,480,867,051

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
REVENUE
Gain (loss) on life insurance policies, net	$17,792,324	$15,721,513	$59,218,532	$52,930,008
Interest and other income	4,418,655	5,215,515	12,219,762	6,863,640
TOTAL REVENUE	22,210,979	20,937,028	71,438,294	59,793,648

EXPENSES
Interest expense	28,289,670	21,799,332	83,751,611	55,010,519
Employee compensation and benefits	9,136,824	5,548,771	21,084,815	12,527,139
Legal and professional fees	2,594,467	1,421,964	10,263,230	3,751,321
Other expenses	3,549,265	2,688,970	12,315,434	8,262,324
TOTAL EXPENSES	43,570,226	31,459,037	127,415,090	79,551,303

INCOME (LOSS) BEFORE INCOME TAXES	(21,359,247)	(10,522,009)	(55,976,796)	(19,757,655)
INCOME TAX EXPENSE (BENEFIT)	—	—	—	—

NET INCOME (LOSS) BEFORE EARNINGS (LOSS) FROM EQUITY METHOD INVESTMENT	(21,359,247)	(10,522,009)	(55,976,796)	(19,757,655)

Earnings (loss) from equity method investment	955,751	—	(371,281)	—

NET INCOME (LOSS)	(20,403,496)	(10,522,009)	(56,348,077)	(19,757,655)

Preferred stock dividends	4,231,641	4,313,542	12,806,173	12,356,513
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(24,635,137)	$(14,835,551)	$(69,154,250)	$(32,114,168)
NET INCOME (LOSS) PER COMMON SHARE
Basic	$(0.75)	$(2.52)	$(2.09)	$(5.50)
Diluted	$(0.75)	$(2.52)	$(2.09)	$(5.50)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	33,033,420	5,894,639	33,010,100	5,840,880
Diluted	33,033,420	5,894,639	33,010,100	5,840,880

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(20,403,496)	$(10,522,009)	$(56,348,077)	$(19,757,655)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Change in fair value of life insurance policies	(14,180,970)	(24,839,567)	(48,031,195)	(56,058,336)
Amortization of deferred financing and issuance costs	3,460,607	2,575,322	9,982,375	7,241,283
Accretion of discount (amortization of premium) on financing receivables	(427,914)	—	(1,292,434)	—
Provision for uncollectible policy benefits receivable	200,897	—	200,897	—
(Earnings) loss from equity method investment	(955,751)	—	371,281	—
Stock-based compensation	700,688	528,461	1,365,219	788,865
(Increase) decrease in operating assets:
Life insurance policy benefits receivable	(11,993,676)	16,562,304	(1,109,386)	6,186,065
Accrued interest on financing receivables	(2,078,175)	(4,284,370)	(5,123,774)	(4,284,370)
Other assets	390,183	321,968	(4,556,454)	(1,487,238)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued expenses	(3,679,319)	1,390,241	(8,432,166)	126,719
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(48,966,926)	(18,267,650)	(112,973,714)	(67,244,667)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	(710,863)	(42,891,764)	(32,249,397)	(98,440,528)
Carrying value of matured life insurance policies	6,639,919	2,325,989	20,684,967	13,557,632
Financing receivables from affiliates issued	—	—	(50,000,000)	—
Equity method investment acquired	—	(1,421,059)	(10,000,000)	(1,421,059)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	5,929,056	(41,986,834)	(71,564,430)	(86,303,955)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on senior debt*	3,937,020	—	3,937,020	12,903,166
Repayments of senior debt*	(2,079,600)	(18,425,136)	(21,648,615)	(63,463,452)
Proceeds from issuance of L Bonds	107,012,114	68,884,369	278,238,656	166,081,914
Payments for issuance and redemption of L Bonds	(61,679,235)	(20,195,657)	(108,656,765)	(46,151,926)
Issuance (repurchase) of common stock	—	682,954	57,518	682,954
Common stock dividends	—	(25,709,412)	—	(25,709,412)
Proceeds from issuance of convertible preferred stock	—	50,000,000	—	50,000,000
Proceeds from issuance of redeemable preferred stock	—	—	—	56,238,128
Payments for issuance of preferred stock	—	—	—	(4,142,294)
Payments for redemption of preferred stock	(2,920,292)	(821,778)	(6,134,538)	(2,361,692)
Preferred stock dividends	(4,231,641)	(4,313,542)	(12,806,173)	(12,356,513)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	40,038,366	50,101,798	132,987,103	131,720,873

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2,999,504)	(10,152,686)	(51,551,041)	(21,827,749)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH
BEGINNING OF PERIOD	76,884,673	131,096,113	125,436,210	142,771,176
END OF PERIOD	$73,885,169	$120,943,427	$73,885,169	$120,943,427

*	The line items Borrowings on senior debt and Repayments of senior debt for the three and nine months ended September 30, 2018 have been revised to present gross activity that was previously reported net as discussed in Note 2 Correction of an Immaterial Error.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$25,719,000	$17,340,000	$75,153,000	$44,591,000
Premiums paid, including prepaid	$16,684,000	$14,672,000	$51,586,000	$38,898,000
NON-CASH INVESTING AND FINANCING ACTIVITIES
Financing receivable from affiliate:
Commercial Loan receivable	$—	190,670,000	—	190,670,000
Exchangeable Note receivable	$—	171,917,000	—	171,917,000
Equity method investment acquired	$—	40,648,000	—	40,648,000
Seller Trust L Bonds issued	$—	403,235,000	—	403,235,000
L Bonds:
Conversion of accrued interest and commissions payable to principal	$214,000	$410,000	$1,086,000	$972,000
Conversion of L Bonds to redeemable preferred stock	$—	$—	$—	$4,546,000
Options and stock appreciation rights issued	—	290,000	—	458,000
Investment in life insurance policies included in accounts payable	$4,000	$508,000	$4,000	$508,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

For the three and nine months ended September 30, 2019:

	Preferred Stock Shares	Preferred Stock	Common Shares	Common Stock (par)	Additional Paid-in Capital	Accumulated Deficit	Total Equity
Balance, June 30, 2019	242,648	$212,737,793	33,033,420	$33,033	$241,317,803	$(220,554,924)	$233,533,705

Net income (loss)	—	—	—	—	—	(20,403,496)	(20,403,496)

Issuance of common stock	—	—	—	—	—	—	—

Repurchase of common stock	—	—	—	—	—	—	—

Redemption of redeemable preferred stock	(2,920)	(2,920,293)	—	—	—	—	(2,920,293)

Preferred stock dividends	—	—	—	—	(4,231,641)	—	(4,231,641)

Stock-based compensation	—	—	—	—	73,747	—	73,747

Balance, September 30, 2019	239,728	$209,817,500	33,033,420	$33,033	$237,159,909	$(240,958,420)	$206,052,022

Balance, December 31, 2018 (audited)	245,883	$215,973,039	33,018,161	$33,018	$249,662,168	$(184,610,343)	$281,057,882

Net income (loss)	—	—	—	—	—	(56,348,077)	(56,348,077)

Issuance of common stock	—	—	58,009	58	418,954	—	419,012

Repurchase of common stock	—	—	(42,750)	(43)	(361,451)	—	(361,494)

Redemption of redeemable preferred stock	(6,155)	(6,155,539)	—	—	—	—	(6,155,539)

Preferred stock dividends	—	—	—	—	(12,806,173)	—	(12,806,173)

Stock-based compensation	—	—	—	—	246,411	—	246,411

Balance, September 30, 2019	239,728	$209,817,500	33,033,420	$33,033	$237,159,909	$(240,958,420)	$206,052,022

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY — CONTINUED

(unaudited)

For the three and nine months ended September 30, 2018:

	Preferred Stock Shares	Preferred Stock	Common Shares	Common Stock (par)	Additional Paid-in Capital	Accumulated Deficit	Total Equity
Balance, June 30, 2018	246,800	$220,701,701	5,813,555	$5,813	$—	$(48,685,163)	$172,022,351

Net income (loss)	—	—	—	—	—	(10,522,009)	(10,522,009)

Issuance of common stock	—	—	166,569	167	1,181,435	—	1,181,602

Redemption of redeemable preferred stock	(822)	(823,000)	—	—	—	—	(823,000)

Issuance of Series B convertible preferred stock	5,000,000	50,000,000	—	—	—	—	50,000,000

Common stock dividends	—	—	—	—	—	(25,709,412)	(25,709,412)

Preferred stock dividends	—	(3,519,761)	—	—	(793,781)	—	(4,313,542)

Stock-based compensation	—	(290,901)	—	—	(387,654)	—	(678,555)

Balance, September 30, 2018	5,245,978	$266,068,039	5,980,124	$5,980	$—	$(84,916,584)	$181,157,435

Balance, December 31, 2017 (audited)	187,319	$173,115,447	5,813,555	$5,813	$—	$(39,449,517)	$133,671,743

Net income (loss)	—	—	—	—	—	(19,757,655)	(19,757,655)

Issuance of common stock	—	—	166,569	167	1,181,435	—	1,181,602

Issuance of redeemable preferred stock	61,021	56,878,238	—	—	—	—	56,878,238

Redemption of redeemable preferred stock	(2,362)	(2,362,914)	—	—	—	—	(2,362,914)

Issuance of Series B convertible preferred stock	5,000,000	50,000,000	—	—	—	—	50,000,000

Common stock dividends	—	—	—	—	—	(25,709,412)	(25,709,412)

Preferred stock dividends	—	(11,562,732)	—	—	(793,781)	—	(12,356,513)

Stock-based compensation	—	—	—	—	(387,654)	—	(387,654)

Balance, September 30, 2018	5,245,978	$266,068,039	5,980,124	$5,980	$—	$(84,916,584)	$181,157,435

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Nature of Business and Summary of Significant Accounting Policies

Nature of Business — GWG Holdings, Inc. (“GWG Holdings”) conducts its life insurance secondary market business through a wholly owned subsidiary, GWG Life, LLC (“GWG Life”), and GWG Life’s wholly owned subsidiaries, GWG Life Trust and GWG DLP Funding IV, LLC. GWG Holdings owns a significant equity interest in The Beneficient Company Group, L.P. (“BEN LP,” including all of the subsidiaries it may have from time to time — “Beneficient”). Beneficient is a financial services firm based in Dallas, Texas that provides liquidity solutions for mid-to-high net worth (“MHNW”) individuals and small-to-mid (“STM”) size institutions, which previously had few options to obtain early liquidity for their alternative assets holdings. Beneficient has closed a limited number of these transactions to date, and intends to significantly expand its operations. All of the GWG Holdings’ entities are legally organized in Delaware, other than GWG Life Trust, which is governed by the laws of the state of Utah. GWG Holdings’ wholly owned subsidiary, Life Epigenetics Inc. (formerly named Actüa Life & Annuity Ltd.) (“Life Epigenetics”) was formed to engage in various life insurance related businesses and activities related to its development of epigenetic technology. Through its wholly owned subsidiary, youSurance General Agency, LLC (“youSurance”), GWG Holdings offers life insurance directly to customers from a variety of life insurance carriers. On November 11, 2019, GWG contributed the common stock of Life Epigenetics and membership interests in youSurance to a legal entity, InsurTech Holdings, LLC in exchange for a membership interest in the entity (see Note 25). Unless the context otherwise requires or we specifically so indicate, all references in this report to “we,” “us,” “our,” “our Company,” “GWG,” or the “Company” refer to these entities collectively. Our headquarters are currently in Minneapolis, Minnesota.

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

The principal amount of the Commercial Loan bears interest at 5.0% per year. From and after the Final Closing Date, one-half of the interest, or 2.5% per year, is due and payable monthly in cash, and one-half of the interest, or 2.5% per year, accrues and compounds annually on each anniversary date of the Final Closing Date and becomes due and payable in full in cash on the maturity date.

In accordance with the Supplemental Indenture governing the issuance of the Seller Trust L Bonds, upon a redemption event or at the maturity date of the Seller Trust L Bonds, the Company, at its option, may use the outstanding principal amount of the Commercial Loan, and accrued and unpaid interest thereon, as repayment consideration of the Seller Trust L Bonds.

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

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The closing of the Purchase and Contribution Transaction occurred on April 26, 2019. Prior to or in connection with such closing:

●	GWG’s bylaws were amended to increase the maximum number of directors of GWG from nine to 13, and the actual number of directors comprising the Board of Director was increased from seven to 11. The size of the Board has since been reduced and currently consists of ten directors.

●	All seven members of GWG’s Board of Directors prior to the closing resigned as directors of GWG, and 11 individuals designated by Beneficient were appointed as directors of GWG, leaving two board seats vacant after the closing.

●	Jon R. Sabes resigned from all officer positions he held with GWG or any of its subsidiaries prior to the closing, other than his position as Chief Executive Officer of GWG’s technology focused wholly owned subsidiaries, Life Epigenetics and youSurance.

●	Steven F. Sabes resigned from all officer positions he held with GWG or any of its subsidiaries prior to the closing, except as Chief Operating Officer of Life Epigenetics.

●	The resignations of Messrs. Jon and Steven Sabes included a full waiver and forfeit of (i) any severance that may be payable by GWG or any of its subsidiaries in connection with such resignations or the Purchase and Contribution Transaction and (ii) all equity awards of GWG held by either of them.

●	Murray T. Holland was appointed as Chief Executive Officer of GWG.

●	GWG entered into performance share unit agreements with certain employees of GWG pursuant to which such employees will collectively receive up to $4.5 million in cash compensation under certain terms and conditions, including, among others, that such employees remain employed by GWG or one of its subsidiaries (or, if no longer employed, such employment was terminated by GWG other than for cause, as such term is defined in the performance share unit agreement) for a period of 120 days following the closing.

●	The stockholders agreement that was entered into on the Final Closing Date was terminated by mutual consent of the parties thereto.

●	BCC and AltiVerse executed and delivered a Consent and Joinder to the Amended and Restated Pledge and Security Agreement dated October 23, 2017 by and among the Company, GWG Life, LLC, Messrs. Jon and Steven Sabes and the Bank of Utah, which provides that the shares of GWG’s common stock acquired by BCC and AltiVerse pursuant to the Purchase and Contribution Agreement will continue to be pledged as collateral security for GWG’s obligations owing in respect of the L Bonds and Seller Trust L Bonds.

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

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission (“SEC”) requirements for interim reporting, which allows certain footnotes and other financial information normally required by Generally Accepted Accounting Principles in the United States of America (“GAAP”) to be condensed or omitted. In our opinion, the condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for the fair presentation of our financial position and results of operations. These statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Cash, cash equivalents and restricted cash on our condensed consolidated statements of cash flows include cash and cash equivalents of $65.7 million and restricted cash of $8.2 million as of September 30, 2019, and $117.9 million and $3.1 million, respectively, as of September 30, 2018.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Life Insurance Policies — ASC 325-30, Investments in Insurance Contracts, permits a reporting entity to account for its investments in life insurance policies using either the investment method or the fair value method. We elected to use the fair value method to account for our life insurance policies. We initially record our purchase of life insurance policies at the purchase price, which is the amount paid for the policy, inclusive of all direct external fees and costs associated with the purchase. At each subsequent reporting period, we re-measure the investment at fair value in its entirety and recognize the change in fair value as unrealized gain or loss in the current period, net of premiums paid, within gain (loss) on life insurance policies, net in our condensed consolidated statements of operations.

In a case where our acquisition of a policy is not complete as of a reporting date, but we have nonetheless advanced direct costs and deposits for the acquisition, those costs and deposits are recorded as other assets on our condensed consolidated balance sheets until the acquisition is complete and we have secured title to the policy. On both September 30, 2019 and December 31, 2018, none of our other assets comprised direct costs and deposits that we had advanced for life insurance policy acquisitions.

We also recognize realized gain (or loss) from a life insurance policy upon one of the two following events: (1) our receipt of notice or verified mortality of the insured; or (2) our sale of the policy (upon filing of change-of-ownership forms and receipt of payment). In the case of mortality, the gain (or loss) we recognize is the difference between the policy benefits and the carrying value of the policy once we determine that collection of the policy benefits is reasonably assured. In the case of a policy sale, the gain (or loss) we recognize is the difference between the sale price and the carrying value of the policy on the date we receive sale proceeds.

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

We reserve for policy benefits when it becomes probable that we will not collect the full amount of the policy benefit. The reserve requirements are based on the best facts available to us and are re-evaluated and adjusted as additional information becomes available. Uncollectible policy benefits are written off against the reserves when it is deemed that a policy amount is uncollectible. As of September 30, 2019, the balance of the allowance for uncollectible receivables was $4.5 million, relating to a single life insurance policy claim where collection is doubtful.

Other Assets — Included in other assets at September 30, 2019 are $38.6 million of equity security investment (see below), $6.0 million of prepaid expenses, $1.3 million of net fixed assets, $0.6 million of security deposits with states for life settlement provider licenses and $3.9 million of other miscellaneous assets. At December 31, 2018, other assets included $38.6 million of equity security investment, $1.2 million of prepaid expenses, $1.5 million of net fixed assets, $0.6 million of security deposits with states for life settlement provider licenses, $0.5 million net secured merchant cash advances and $3.1 million of other miscellaneous assets.

In December 2018, in connection with the Final Closing of the Exchange Transaction, the Company entered into an Option Agreement with Beneficient. The agreement gives GWG the option to acquire the number of common units in BEN LP that would be received by the holder of NPC-A Prime limited partnership interests of Beneficient Holdings. There is no exercise price and the Company may exercise the option at any time until December 27, 2028, at which time the option will automatically exercise and settle. The Option Agreement is recorded in other assets at a value of $38.6 million at both September 30, 2019 and December 31, 2018. The Option Agreement is considered an equity security investment and the Company has elected the measurement alternative for equity securities without a readily determinable fair value. Under this measurement alternative, we record the Option Agreement at its cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investments of Beneficient. As at September 30, 2019, there were no indications of impairment. The instrument earns a preferred return that we accrue to the investment balance and record in interest and other income in the condensed consolidated statement of operations.

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

Losses on financing receivables are recognized when they are incurred, which requires us to make our best estimate of probable losses. Specific allowances are recorded for individually impaired loans to the extent we determine it is probable we will be unable to collect all amounts due according to original contractual terms of the loan agreement. Certain loans classified as impaired may not require an allowance for loan loss because we believe we will ultimately collect the unpaid balance (through collection or collateral repossession). The method for calculating the best estimate of losses depends on the type and risk characteristics of the related financing receivables. Such an estimate requires consideration of historical loss experience, adjusted for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates, financial health of market sectors, and the present and expected future levels of interest rates. The underlying assumptions, estimates and assessments we use to provide for losses are updated periodically to reflect our view of current conditions. Changes in such estimates can significantly affect the allowance and provision for losses. It is possible we will experience credit losses that are different from our current estimates. We have no allowance for losses at September 30, 2019 or December 31, 2018. Write-offs are deducted from the allowance for losses when we judge the principal to be uncollectible and subsequent recoveries are added to the allowance at the time cash is received on a written-off account.

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

Our equity method investment is reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the investment might not be recoverable. These circumstances can include, but are not limited to evidence that we do not have the ability to recover the carrying amount, the inability of the investee to sustain earnings, a current fair value of the investment that is less than the carrying amount, and other investors ceasing to provide support or reducing their financial commitment to the investee. If the fair value of the investment is less than the carrying amount, and the investment will not recover in the near term, then an other-than-temporary impairment may exist. We recognize a loss in value of an investment deemed other-than-temporary in the period the conclusion is made.

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

Deferred Financing and Issuance Costs — Loans advanced to us under our amended and restated senior credit facility with LNV Corporation, as described in Note 9, are reported net of financing costs, including issuance costs, sales commissions and other direct expenses, which are amortized using the straight-line method over the term of the facility. The L Bonds, as described in Note 10, are reported net of financing costs, which are amortized using the effective interest method over the term of those borrowings. Selling and issuance costs of Redeemable Preferred Stock (“RPS”) and Series 2 Redeemable Preferred Stock (“RPS 2”), described in Notes 12 and 13, respectively, are netted against additional paid-in capital, until depleted, and then against the outstanding balance of the preferred stock. The offerings of our RPS and RPS 2 closed in March 2017 and April 2018, respectively. There were no issuance costs associated with the August 2018 issuance of the Series B Convertible Preferred Stock, described in Note 14.

Earnings (Loss) per Share — Basic earnings (loss) per share attributable to common shareholders are calculated using the weighted-average number of shares outstanding during the reported period. Diluted earnings (loss) per share are calculated based on the potential dilutive impact of our RPS, RPS 2, restricted stock units, warrants and stock options. Due to our net loss attributable to common shareholders for the three and nine months ended September 30, 2019 and 2018, there are no dilutive securities.

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

Recently Issued Accounting Pronouncements — In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans. The standard requires entities to use a new, forward-looking “expected loss” model that is expected to generally result in the earlier recognition of allowances for losses. The guidance is effective for annual periods beginning after December 15, 2022, including interim periods within those years, for smaller reporting companies, as defined by the SEC, but early adoption is permitted. The Company is evaluating the potential impact of this guidance on our condensed consolidated financial statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The guidance is effective for fiscal years and interim periods beginning after December 15, 2019. Certain of the amendments require prospective application, while the remainder require retrospective application. Early adoption is allowed either for the entire standard or only the provisions that eliminate or modify the requirements. The Company believes that we are currently compliant with this pronouncement but continues to evaluate potential impact of this guidance on our condensed consolidated financial statements.

(2) Correction of an Immaterial Error

In the condensed consolidated statement of cash flows for the three and nine months ended September 30, 2018, we have separated the gross borrowings and repayments on our senior credit facility with LNV Corporation that were previously erroneously reported on a net basis in cash flows from financing activities.

For the three and nine months ended September 30, 2018, we previously reported net repayments of senior debt of $18.4 million and $50.6 million, respectively. We have revised the comparative information for the three and nine months ended September 30, 2018 to report gross borrowings on senior debt of $0 million and $12.9 million, respectively, and gross repayments of senior debt of $18.4 million and $63.5 million, respectively, in the condensed consolidated statements of cash flows. This revision had no effect on the total cash flows from financing activities.

(3) Restrictions on Cash

Under the terms of our amended and restated senior credit facility with LNV Corporation (discussed in Note 9), we are required to maintain collection and payment accounts that are used to collect policy benefits from pledged policies, pay annual policy premiums, interest and other charges under the facility, distribute funds to pay down the facility, and distribute excess funds to the borrower (GWG DLP Funding IV, LLC).

The agents for the lender authorize the disbursements from these accounts. At September 30, 2019 and December 31, 2018, there was a balance of $8,112,000 and $4,164,000, respectively, in these collection and payment accounts.

To fund the Company’s acquisition of life insurance policies, we are required to maintain escrow accounts. Distributions from these accounts are made according to life insurance policy purchase contracts. At September 30, 2019 and December 31, 2018, there was a balance of $93,000 and $6,685,000, respectively, in the Company’s escrow accounts.

(4) Investment in Life Insurance Policies

Our investments in life insurance policies are valued based on unobservable inputs that are significant to their overall fair value. Changes in the fair value of these policies, net of premiums paid, are recorded in gain (loss) on life insurance policies, net in our condensed consolidated statements of operations. Fair value is determined on a discounted cash flow basis that incorporates life expectancy assumptions generally derived from reports obtained from widely accepted life expectancy providers (other than insured lives covered under small face amount policies — those with $1 million in face value benefits or less — which utilize either a single fully underwritten, or simplified report based on self-reported medical interview), assumptions relating to cost-of-insurance (premium) rates and other assumptions. The discount rate we apply incorporates current information about the discount rates observed in the life insurance secondary market through competitive bidding observations (which have declined recently as a result of our decreased purchase activity) and other means, fixed income market interest rates, the estimated credit exposure to the insurance companies that issued the life insurance policies and management’s estimate of the operational risk yield premium a purchaser would require to receive the future cash flows derived from our portfolio as a whole. Management has significant discretion regarding the combination of these and other factors when determining the discount rate. As a result of management’s analysis, a discount rate of 8.25% was applied to our portfolio as of both September 30, 2019 and December 31, 2018.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Portfolio Information

Our portfolio of life insurance policies, owned by our subsidiaries as of September 30, 2019 is summarized below:

Life Insurance Portfolio Summary

Total life insurance portfolio face value of policy benefits	$2,064,156,000
Average face value per policy	$1,758,000
Average face value per insured life	$1,887,000
Average age of insured (years)*	82.3
Average life expectancy estimate (years)*	7.3
Total number of policies	1,174
Number of unique lives	1,094
Demographics	74% Male; 26% Female
Number of smokers	45
Largest policy as % of total portfolio face value	0.64%
Average policy as % of total portfolio face value	0.09%
Average annual premium as % of face value	3.2%

*	Averages presented in the table are weighted averages by face amount of policy benefits.

A summary of our policies, organized according to their estimated life expectancy dates, grouped by year, as of the reporting date, is as follows:

	As of September 30, 2019			As of December 31, 2018
Years Ending December 31,	Number of Policies	Estimated Fair Value	Face Value	Number of Policies	Estimated Fair Value	Face Value
2019	3	$3,232,000	$3,375,000	9	$6,380,000	$7,305,000
2020	19	12,533,000	14,917,000	41	46,338,000	59,939,000
2021	62	75,255,000	100,575,000	81	68,836,000	108,191,000
2022	109	109,003,000	180,986,000	104	97,231,000	177,980,000
2023	121	114,084,000	213,293,000	109	93,196,000	185,575,000
2024	111	98,450,000	217,355,000	107	84,150,000	211,241,000
Thereafter	749	394,961,000	1,333,655,000	703	351,791,000	1,297,761,000
Totals	1,174	$807,518,000	$2,064,156,000	1,154	$747,922,000	$2,047,992,000

We recognized life insurance benefits of $27,470,000 and $7,973,000 during the three months ended September 30, 2019 and 2018, respectively, related to policies with a carrying value of $6,640,000 and $2,326,000, respectively, and as a result recorded realized gains of $20,830,000 and $5,647,000. We recognized life insurance benefits of $80,927,000 and $50,100,000 during the nine months ended September 30, 2019 and 2018, respectively, related to policies with a carrying value of $20,685,000 and $13,558,000, respectively, and as a result recorded realized gains of $60,242,000 and $36,542,000.

A reconciliation of gain (loss) on life insurance policies is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Change in estimated probabilistic cash flows(1)	$17,908,000	$19,069,000	$52,161,000	$55,483,000
Unrealized gain on acquisitions(2)	472,000	9,021,000	6,775,000	21,790,000
Premiums and other annual fees	(17,219,000)	(14,765,000)	(49,055,000)	(39,670,000)
Change in discount rates(3)(4)	—	—	—	—
Change in life expectancy evaluation(5)	—	73,000	—	(4,890,000)
Face value of matured policies	27,470,000	7,973,000	80,927,000	50,100,000
Fair value of matured policies	(10,839,000)	(5,650,000)	(31,590,000)	(29,883,000)
Gain (loss) on life insurance policies, net	$17,792,000	$15,721,000	$59,218,000	$52,930,000

(1)	Change in fair value of expected future cash flows relating to our investment in life insurance policies that are not specifically attributable to changes in life expectancy, discount rate changes or policy maturity events.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(2)	Gain resulting from fair value in excess of the purchase price for life insurance policies acquired during the reporting period.

(3)	The discount rate applied to estimate the fair value of the portfolio of life insurance policies we own was 8.25% at September 30 and June 30, 2019 and December 31, 2018, and was 10.45% at September 30 and June 30, 2018 and December 31, 2017.

(4)	The discount rate of 8.25% is based on our “longest life expectancy” methodology (among other factors) which was adopted at December 31, 2018, whereas the discount rate of 10.45% is based on our historical “average life expectancy methodology” (among other factors).

(5)	The change in fair value due to updating life expectancy estimates on certain life insurance policies in our portfolio.

Estimated premium payments and servicing fees required to maintain our current portfolio of life insurance policies in force for the next five years, assuming no mortalities, are as follows:

Years Ending December 31,	Premiums	Servicing	Total
Three months ending December 31, 2019	$16,553,000	$430,000	$16,983,000
2020	76,305,000	1,719,000	78,024,000
2021	88,684,000	1,719,000	90,403,000
2022	101,706,000	1,719,000	103,425,000
2023	113,838,000	1,719,000	115,557,000
2024	123,793,000	1,719,000	125,512,000
	$520,879,000	$9,025,000	$529,904,000

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

Level 3 Valuation Process

The estimated fair value of our portfolio of life insurance policies is determined on a quarterly basis by management taking into consideration a number of factors, including changes in discount rate assumptions, estimated premium payments and life expectancy estimate assumptions, as well as any changes in economic and other relevant conditions. The discount rate incorporates current information about discount rates observed in the life insurance secondary market through competitive bidding observations (which have declined recently as a result of our decreased purchase activity) and other means, fixed income market interest rates, the estimated credit exposure to the insurance company that issued the life insurance policy and management’s estimate of the operational risk yield premium a purchaser would require to receive the future cash flows derived from our portfolio as a whole. Management has significant discretion regarding the combination of these and other factors when determining the discount rate.

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

The following table reconciles the beginning and ending fair value of our Level 3 investments in our portfolio of life insurance policies for the periods ended September 30, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning balance	$799,266,000	$726,063,000	$747,922,000	$650,527,000
Purchases	711,000	42,892,000	32,250,000	98,442,000
Maturities (initial cost basis)	(6,640,000)	(2,326,000)	(20,685,000)	(13,558,000)
Net change in fair value	14,181,000	24,840,000	48,031,000	56,058,000
Ending balance	$807,518,000	$791,469,000	$807,518,000	$791,469,000

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Historically, for life insurance policies with face amounts greater than $1 million and that are not pledged as collateral under our amended and restated senior credit facility with LNV Corporation (approximately 25.3% of our portfolio by face amount of policy benefits), we attempted to obtain updated life expectancy reports on a continuous rotating three year cycle. For life insurance policies that are pledged under our amended and restated senior credit facility with LNV Corporation (approximately 62.5% of our portfolio by face amount of policy benefits as of September 30, 2019), prior to entering into the second amended and restated senior credit facility with LNV Corporation on November 1, 2019, we were required to update the life expectancy estimates every two years beginning from the closing date of the amended and restated senior credit facility with LNV Corporation. Under the second amended and restated senior credit facility with LNV Corporation, we are required to update the life expectancy estimates no later than December 18, 2020 and obtain updated life expectancy updates no less frequently than once every five years. For the remaining small face insurance policies (i.e., a policy with $1 million in face value benefits or less), we historically employed other methods and timeframes to update life expectancy estimates.

With the adoption of the Longest Life Expectancy method in the fourth quarter of 2018 (as described under “Fair Value Components — Life Expectancies” within the Management Discussion and Analysis section), we discontinued the practice of obtaining updated life expectancy reports (or updating specific life expectancies in any manner) except as required by lenders to comply with existing and future covenants within credit facilities. This change was accounted for as a change in accounting estimate and affects current and future periods. To the extent such updated life expectancy reports are available, we do not expect to incorporate these life expectancy reports into our revised valuation methodology; however, we will monitor this data to determine over time if there exists any additive predictive value in relation to the basis of its mortality projections.

The following table summarizes the inputs utilized in estimating the fair value of our portfolio of life insurance policies:

	As of September 30, 2019	As of December 31, 2018
Weighted-average age of insured, years*	82.3	82.1
Age of insured range, years	62-101	61-100
Weighted-average life expectancy, months*	87.6	93.2
Life expectancy range, months	1-243	1-251
Average face amount per policy	$1,758,000	$1,775,000
Discount rate	8.25%	8.25%

(*)	Weighted-average by face amount of policy benefits

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

Change in Fair Value of the Investment in Life Insurance Policies

	Change in Life Expectancy Estimates
	minus 8 months	minus 4 months	plus 4 months	plus 8 months
September 30, 2019	$116,229,000	$59,050,000	$(57,071,000)	$(113,742,000)
December 31, 2018	$113,410,000	$57,611,000	$(55,470,000)	$(110,473,000)

	Change in Discount Rate
	minus 2%	minus 1%	plus 1%	plus 2%
September 30, 2019	$94,576,000	$44,978,000	$(40,918,000)	$(78,257,000)
December 31, 2018	$95,747,000	$45,440,000	$(41,179,000)	$(78,615,000)

Other Fair Value Considerations

The carrying value of policy benefit receivables, prepaid expenses, accounts payable and accrued expenses approximate fair value due to their short-term maturities and low credit risk. Using the income-based valuation approach, the estimated fair value of our L Bonds and Seller Trust L Bonds, largely containing the same terms, having an aggregate face value of $1,209,840,000 as of September 30, 2019, is approximately $1,283,460,000 based on a weighted-average market interest rate of 6.28%.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Commercial Loan receivable from BEN LP (see Note 6) has a below-market interest rate of 5.0% per year; provided that the accrued interest from the date of the Initial Transfer to the Final Closing Date of the Exchange Transaction was added to the principal balance of the Commercial Loan. From and after the Final Closing Date, one-half of the interest, or 2.5% per year, is due and payable monthly in cash, and one-half of the interest, or 2.5% per year, accrues and compounds annually on each anniversary date of the Final Closing Date and becomes due and payable in full in cash on the maturity date. Utilizing an implied yield of 6.75%, we estimate the fair value of the Commercial Loan to be approximately $188,936,000 as of September 30, 2019 based on a market yield analysis for similar instruments with similar credit profiles. The Commercial Loan had a carrying value of $190,018,000 as of September 30, 2019.

The Promissory Note receivable from the LiquidTrusts (see Note 6) earns interest at 7.0% per year, payable upon maturity in 2023. Utilizing an implied yield of 7.0%, we estimate the fair value of the Promissory Note to be approximately $49,924,000 as of September 30, 2019 based on a market yield analysis for similar instruments with similar credit profiles. The Promissory Note had a carrying value of $51,167,000 as of September 30, 2019.

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

GWG MCA Capital, Inc. (“GWG MCA”) participated in the merchant cash advance industry by directly advancing sums to merchants and lending money, on a secured basis, to companies that advance sums to merchants. Each quarter, we review the carrying value of these cash advances, determine if an impairment exists and establish or adjust an allowance for loan loss as necessary. At September 30, 2019, one of our secured cash advances was impaired. Specifically, the secured loan to Nulook Capital LLC had an outstanding balance of $1,879,000 and an allowance for loan loss of $1,879,000 at September 30, 2019. We deem fair value to be the estimated collectible value on each loan or advance made from GWG MCA. Secured merchant cash advances, net of allowance for loan loss, of none and $547,000 are included within other assets on our condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively. Where we estimate the collectible amount to be less than the outstanding balance, we record an allowance for the difference. Provision for merchant cash advances are recorded within other expenses on our condensed consolidated statements of operations (see Note 18). GWG MCA no longer participates in the merchant cash advance industry.

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

GWG Holdings previously had outstanding common stock warrants; however, the warrants expired in the quarter ended September 30, 2019.

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

The Commercial Loan Agreement includes customary events of default, including, but not limited to, non-payment of principal or interest, failure to comply with covenants, failure to pay other indebtedness when due, cross-acceleration to other debt, material adverse effects, events of bankruptcy and insolvency, and unsatisfied judgments. The borrower was in compliance with its financial reporting covenants in the Commercial Loan Agreement as of September 30, 2019.

The principal amount of the Commercial Loan bears interest at 5.00% per year from the Final Closing Date. One-half of the interest, or 2.50% per year, is due and payable monthly in cash, and one-half of the interest, or 2.50% per year, accrues and compounds annually on each anniversary date of the Final Closing Date and becomes due and payable in full in cash on the maturity date. The accrued interest from the Initial Transfer to the Final Closing Date was added to the principal amount of the Commercial Loan. The Commercial Loan was recorded at a discount as a result of the relative fair value allocations for the assets received in the Initial Transfer of the Exchange Transaction. Under ASC 805, Business Combinations, the consideration paid in an asset acquisition is allocated among the assets acquired based on their relative fair values at acquisition date. The discount is being amortized to interest income over the term of the loan.

In accordance with the Supplemental Indenture governing the issuance of the Seller Trust L Bonds, upon a redemption event or at the maturity date of the Seller Trust L Bonds, the Company, at its option, may use the outstanding principal amount of the Commercial Loan, and accrued and unpaid interest thereon, as repayment consideration of the Seller Trust L Bonds (see Note 11).

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

An initial advance in the principal amount of $50,000,000 was funded on June 3, 2019 and, subject to satisfaction of certain customary conditions, it is anticipated that the second advance, in the principal amount of $15,000,000, will be funded no later than December 31, 2019. The Loan bears interest at 7.0% per annum, with interest payable at maturity, and matures on June 30, 2023. Subject to the Intercreditor Agreements (as defined below), the Loan can be prepaid at the LiquidTrust Borrowers’ election without premium or penalty.

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

The following table summarizes outstanding principal, discount and accrued interest balances of the financing receivables:

	September 30, 2019	December 31, 2018
Commercial Loan
Commercial Loan receivable – principal	$192,508,000	$192,508,000
Discount on Commercial Loan receivable	(6,554,000)	(7,846,000)
Accrued interest receivable on Commercial Loan	4,064,000	107,000
Balance outstanding on Commercial Loan	190,018,000	184,769,000

Promissory Note
Promissory Note receivable – principal	50,000,000	-
Accrued interest receivable on Promissory Note	1,167,000	-
Balance outstanding on Promissory Note	51,167,000	-

Total financing receivables from affiliates	$241,185,000	$184,769,000

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

Financial information pertaining to Beneficient is summarized in the table below:

	Three Months Ended June 30, 2019 (unaudited)		Nine Months Ended June 30, 2019 (unaudited)
Total revenues	$28,151,000		$69,262,000
Net income (loss)	9,696,000		(36,345,000)
Net earnings (loss) attributable to BEN LP common unitholders	1,080,000		(11,439,000)
GWG portion of net earnings (loss)	956,000	(1)	(371,000	)(2)

(1)	Our portion of Beneficient’s net earnings (loss) from April 1, 2019 to June 30, 2019.
(2)	Our portion of Beneficient’s net earnings (loss) from October 1, 2018 to June 30, 2019.

Due to our accounting election to record the equity earnings of Beneficient on a one quarter-lag, for the three months ended September 30, 2019, we recorded earnings of $956,000 for our share of the net earnings of Beneficient for the period from April 1 to June 30, 2019, and for the nine months ended September 30, 2019, we recorded a loss of $371,000 for the period from October 1, 2018 to June 30, 2019. We eliminated the effects of any intercompany transactions in the summarized information presented above. For the period from October 1 to December 28, 2018, we owned 13.9% of the common units of BEN LP. Effective December 28, 2018, as a result of the Final Closing of the Exchange Transaction, our ownership of BEN LP common units increased to approximately 89.9%. As a result of common unit issuances by BEN LP in the first quarter of 2019, our ownership dropped to 88.1% as of March 31, 2019. Effective June 12, 2019, we acquired an additional 1 million common units of BEN LP, which increased our ownership to 90.2% (although, on a fully diluted basis, our ownership interest in common units of BEN LP would be reduced significantly below a majority of those issued and outstanding).

A substantial majority of the net assets of Beneficient are currently represented by intangible assets and goodwill. As such, we believe substantially all of our equity method investment is characterized as equity method goodwill as of September 30, 2019. We do not believe conditions exist indicating an other-than-temporary loss in the value of our investment and no impairment has been recorded to our equity method investment as of September 30, 2019.

Beneficient has certain share classes outstanding other than and senior to the BEN LP common units, namely Class S Ordinary units, FLP units and Non-Participating Convertible Series A units issued by a subsidiary of BEN LP. The Class S Ordinary units and FLP units are classified as noncontrolling interest and the Non-Participating Convertible Series A units are classified as redeemable noncontrolling interest on the consolidated statements of financial position of Beneficient and their share of the net income of Beneficient is classified as net income attributable to noncontrolling interests on the consolidated statements of operations of Beneficient. These units are exchangeable or convertible into common units of BEN LP.

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

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In April 2019, initial equity awards in the form of Beneficient restricted equity units (“Beneficient REUs”) were granted under Beneficient’s Equity Incentive Plan. These awards are generally subject to service-based vesting of a three year period from the date of grant, though some of the awards are fully vested upon grant date. All awards are subject to performance conditions pertaining to entry into certain transactions with GWG Holdings or a change of control event prior to July 1, 2021. While providing services to Beneficient, if applicable, certain of these awards are subject to minimum retained ownership rules requiring the award recipient to continuously hold BEN LP common unit equivalents equal to at least 15% of their cumulatively vested awards that have the minimum retained ownership requirement.

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

At June 30, 2019, there was $1,012,873,516 of Preferred Series A Subclass 1 Unit accounts (the “Preferred Series A”) and $58,879,383 of Class S Ordinary Units issued.

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

BEN LP has notified us that, subject to receiving approval from the board of directors of its general partner, BEN LP intends to further amend, effective April 26, 2019, the BCH LPA to adjust the conversion price for the Preferred Series A Subclass 1 Units to the fair market value of the BEN LP common units at conversion. This conversion price would be consistent with the previous BCH LPA prior to the most recent amendment described above. BEN LP has determined that the accounting for this further proposed amendment will be a modification as opposed to an extinguishment and will not have a significant impact on the relative value of the Beneficient securities. GWG has therefore concluded the collective impacts of the amended BCH LPA, inclusive of the proposed further amendment, will not significantly impact GWG’s portion of net earnings related to its investment in BEN LP.

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

The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs at September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
Financing receivables from affiliates	$241,185,000	$241,185,000	$184,769,000	$184,769,000
Equity method investment	370,652,000	370,652,000	360,842,000	360,842,000
Other asset	38,607,000	38,607,000	38,562,000	38,562,000
Total assets	$650,444,000	$650,444,000	$584,173,000	$584,173,000

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(9) Credit Facility — LNV Corporation

On September 27, 2017, we entered into an amended and restated senior credit facility with LNV Corporation as lender through our subsidiary GWG DLP Funding IV, LLC (“DLP IV”). The amended and restated senior credit facility makes available a total of up to $300,000,000 in credit with a maturity date of September 27, 2029. Additional advances are available under the amended and restated senior credit facility at the LIBOR rate as herein defined. Advances are available as the result of additional borrowing base capacity, created as the premiums and servicing costs of pledged life insurance policies become due. Interest will accrue on amounts borrowed under the amended and restated senior credit facility at an annual interest rate, determined as of each date of borrowing or quarterly if there is no borrowing, equal to (a) 12-month LIBOR plus (b) 7.50% per annum. The effective rate at September 30, 2019 was 9.68%. Interest payments are made on a quarterly basis.

As of September 30, 2019, approximately 62.5% of the total face value of our life insurance policies portfolio is pledged to LNV Corporation. The amount outstanding under this facility was $140,497,000 and $158,209,000 at September 30, 2019 and December 31, 2018, respectively. Obligations under the amended and restated senior credit facility are secured by a security interest in DLP IV’s assets, for the benefit of the lenders, through an arrangement under which Wells Fargo Bank, N.A. serves as securities intermediary. The life insurance policies owned by DLP IV do not serve as direct collateral for the obligations of GWG Holdings under the L Bonds and Seller Trust L Bonds. The difference between the amount outstanding and the carrying amount on our condensed consolidated balance sheets is due to netting of unamortized debt issuance costs.

The amended and restated senior credit facility has certain financial and nonfinancial covenants, and we were in compliance with these covenants at September 30, 2019 and as of the date of this filing.

On November 1, 2019, we entered into the second amended and restated senior credit facility with LNV Corporation (see Note 25).

(10) L Bonds

We began publicly offering and selling L Bonds in January 2012 under the name “Renewable Secured Debentures”. These debt securities were re-named “L Bonds” in January 2015. L Bonds are publicly offered and sold on a continuous basis under a registration statement permitting us to sell up to $1.0 billion in principal amount of L Bonds through January 2018. On December 1, 2017, an additional public offering was declared effective permitting us to sell up to $1.0 billion in principal amount of L Bonds on a continuous basis until December 2020. The new offering is a follow-on to the previous L Bond offering and contains the same terms and features. We are party to an indenture governing the L Bonds dated October 19, 2011, as amended (“Indenture”), under which GWG Holdings is obligor, GWG Life is guarantor, and Bank of Utah serves as indenture trustee. On October 23, 2017, the parties entered into the Amended and Restated Indenture in connection with the new offering. On March 27, 2018, GWG L Bond holders approved Amendment No.1 to the Amended and Restated Indenture. This amendment expands the definition of Total Coverage to include, without duplication, the value of all of our other assets as reflected on our most recently available balance sheet prepared in accordance with GAAP. The Amended and Restated Indenture contains certain financial and nonfinancial covenants, and we were in compliance with all material covenants at September 30, 2019 and as of the date of this filing and no Events of Default (as defined in the Amended and Restated Indenture) existed as of such dates.

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

At September 30, 2019 and December 31, 2018, the weighted-average interest rate of our L Bonds was 7.14% and 7.10%, respectively. The principal amount of L Bonds outstanding was $842,948,000 and $662,152,000 at September 30, 2019 and December 31, 2018, respectively. The difference between the amount of outstanding L Bonds and the carrying amount on our condensed consolidated balance sheets is due to netting of unamortized deferred issuance costs, cash receipts for new issuances and payments of redemptions in process. Amortization of deferred issuance costs was $3,197,000 and $2,312,000 for the three months ended September 30, 2019 and 2018, respectively, and $9,191,000 and $6,450,000 for the nine months ended September 30, 2019 and 2018, respectively. Future expected amortization of deferred financing costs as of September 30, 2019 is $32,507,000 in total over the next seven years.

Future contractual maturities of L Bonds, and future amortization of their deferred financing costs, at September 30, 2019 are as follows:

Years Ending December 31,	Contractual Maturities	Unamortized Deferred Financing Costs
Three months ending December 31, 2019	$29,267,000	$91,000
2020	158,475,000	2,399,000
2021	174,469,000	5,461,000
2022	125,086,000	5,335,000
2023	72,640,000	3,320,000
2024	92,488,000	4,967,000
Thereafter	190,523,000	10,934,000
	$842,948,000	$32,507,000

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

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Our L Bonds are offered and sold under a registration statement declared effective by the SEC, as described in Note 10, and we have issued Seller Trust L Bonds under a Supplemental Indenture. We temporarily suspended the offering of our L Bonds on May 1, 2019 as a result of our delay in filing certain periodic reports with the SEC. We recommenced our L Bond offering on August 8, 2019. The L Bonds and Seller Trust L Bonds are secured by substantially all the assets of GWG Holdings, a pledge of all our common stock held by BCC and AltiVerse (which together represent approximately 12% of our outstanding common stock), and by a guarantee and corresponding grant of a security interest in substantially all the assets of GWG Life(1). As a guarantor, GWG Life has fully and unconditionally guaranteed the payment of principal and interest on the L Bonds and Seller Trust L Bonds. GWG Life’s assets, including its equity in DLP IV(2) and its beneficial interest in Life Trust, serve as collateral for our L Bond and Seller Trust L Bond obligations. The life insurance policies held by DLP IV and Life Trust, which comprise a substantial majority of our life insurance policies, do not serve as direct collateral for the L Bonds. Further, the life insurance policies held by DLP IV are pledged as direct collateral securing the obligations under our amended and restated senior credit facility with LNV Corporation.

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

The principal amount of Seller Trust L Bonds outstanding was $366,892,000 at both September 30, 2019 and December 31, 2018.

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

(15) Income Taxes

We had no current income tax liability as of September 30, 2019 and December 31, 2018. The components of our income tax expense (benefit) and the reconciliation at the statutory federal tax rate to our actual income tax expense (benefit) for the three and nine months ended September 30, 2019 and 2018 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018

Statutory federal income tax (benefit)	$(4,485,000)	$(2,234,000)	$(11,755,000)	$(4,173,000)
State income taxes (benefit), net of federal benefit	(1,322,000)	(866,000)	(4,103,000)	(1,558,000)
Change in valuation allowance	4,697,000	3,215,000	15,025,000	5,783,000
Other permanent differences	1,110,000	(115,000)	833,000	(52,000)
Total income tax expense (benefit)	$-	$-	$-	$-

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The tax effects of temporary differences that give rise to deferred income taxes were as follows:

	September 30, 2019	December 31, 2018
Deferred tax assets:
Net operating loss carryforwards	$9,994,000	$10,491,000
Investment in life insurance policies	34,186,000	23,132,000
Other assets	11,429,000	6,864,000
Subtotal	55,609,000	40,487,000
Valuation allowance	(55,410,000)	(40,385,000)
Deferred tax assets	199,000	102,000

Deferred tax liabilities:
Other liabilities	(199,000)	(102,000)
Net deferred tax asset (liability)	$—	$—

At September 30, 2019 and December 31, 2018, we had federal net operating loss (“NOL”) carryforwards of $34,773,000 and $36,501,000, respectively, and aggregate state NOL carryforwards of approximately $34,747,000 and $36,475,000, respectively. The NOL carryforwards will begin to expire in 2031. Future utilization of NOL carryforwards is subject to limitations under Section 382 of the Internal Revenue Code. This section generally relates to a more than 50 percent change in ownership over a three-year period. As a result of the Exchange Transaction, it is believed that a change in ownership for income tax purposes only has occurred as of December 28, 2018. As such, the annual utilization of our net operating losses generated prior to the ownership change is limited. Based on the estimated value of the Company prior to the Exchange Transaction, utilization of pre-ownership change net operating losses are subject to an annual limitation of approximately $7,564,000.

We provide for a valuation allowance when it is not considered “more likely than not” that our deferred tax assets will be realized. As of September 30, 2019, based on all available evidence, we have provided a valuation allowance against our total net deferred tax asset of $55,410,000 due to uncertainty as to the realization of our deferred tax assets during the carryforward periods.

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

Under our accounting policies, interest and penalties on unrecognized tax benefits, as well as interest received from favorable tax settlements are recognized as components of income tax expense. At September 30, 2019 and December 31, 2018, we recorded no accrued interest or penalties related to uncertain tax positions.

Our income tax returns for tax years ended December 31, 2016 through 2018 remain open to examination by the Internal Revenue Service and various state taxing jurisdictions. Our income tax return for tax year ended December 31, 2015 also remains open to examination by various state taxing jurisdictions.

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

In conjunction with the initial public offering, we issued warrants to purchase 16,000 shares of common stock at an exercise price of $15.63 per share. As of September 30, 2019, all of these warrants have expired and none of them had been exercised.

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

In addition, GWG and the Seller Trusts entered into a registration rights agreement and an orderly marketing agreement. Under these agreements, GWG and the Seller Trusts agreed to take steps to allow for the orderly marketing and resale of the common shares issued to Seller Trusts as part of the Exchange Transaction, and Seller Trusts agreed to sell their common shares of GWG only as permitted under these agreements.

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

The following table includes information about the stock repurchase program for the nine months ended September 30, 2019:

Monthly Period	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
January 2019	42,488	$8.47	52,523	$1,072,000
February 2019	202	8.88	52,725	1,070,000
March 2019	—	—	—	—
April 2019	—	—	—	—
May 2019	—	—	—	—
June 2019	—	—	—	—
July 2019	—	—	—	—
August 2019	—	—	—	—
September 2019	—	—	—	—
Total	42,690	$8.47	52,725	$1,070,000	(1)

(1)	The stock repurchase program expired on April 30, 2019.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(17) Stock Incentive Plan

We adopted our 2013 Stock Incentive Plan in March 2013, as amended on June 1, 2015, May 5, 2017 and May 8, 2018. The Stock Option Sub-Committee of our Compensation Committee of our Board of Directors is responsible for the administration of the plan. Participants under the plan may be granted incentive stock options and non-statutory stock options; stock appreciation rights; stock awards; restricted stock; restricted stock units; and performance shares. Eligible participants include officers and employees of GWG Holdings and its subsidiaries, members of our Board of Directors, and consultants. Option awards generally expire 10 years from the date of grant. As of September 30, 2019, 6,000,000 of our common stock options are authorized under the plan, of which 2,482,452 shares were reserved for issuance under outstanding incentive awards and 3,517,548 shares remain available for future grants.

Stock Options

As of September 30, 2019, we had outstanding stock options for 888,000 shares of common stock to employees, officers, and directors under the plan. Options for 665,000 shares have vested and the remaining options are scheduled to vest over three years. The options were issued with an exercise price between $4.83 and $11.56, which is equal to the market price of the shares on the date of grant. As of September 30, 2019, stock options for 1,164,000 shares had been forfeited and stock options for 775,000 shares had been exercised. The total intrinsic value of stock options exercised during the three months ended September 30, 2019 was $36,000. The aggregate intrinsic value of stock options outstanding and exercisable at September 30, 2019 was $1,145,000 and $891,000, respectively.

Outstanding stock options:

	Vested	Unvested	Total
Balance as of December 31, 2017	857,192	779,756	1,636,948
Granted during the year	63,950	314,000	377,950
Vested during the year	503,503	(503,503)	—
Exercised during the year	(569,864)	—	(569,864)
Forfeited during the year	(21,582)	(25,501)	(47,083)
Balance as of December 31, 2018	833,199	564,752	1,397,951
Granted during the period	—	—	—
Vested during the period	182,053	(182,053)	—
Exercised during the period	(50,685)	—	(50,685)
Forfeited during the period	(299,883)	(158,936)	(458,819)
Balance as of September 30, 2019	664,684	223,763	888,447

As of September 30, 2019, unrecognized compensation expense related to unvested options is $515,000. We expect to recognize this compensation expense over the next three years: $85,000 in 2019, $302,000 in 2020, and $128,000 in 2021.

Stock Appreciation Rights (SARs)

As of September 30, 2019, we had outstanding SARs for 288,000 shares of common stock to employees. The strike price of the SARs was between $6.75 and $11.55, which was equal to the market price of the common stock at the date of issuance. SARs vest over varying terms of up to three years. As of September 30, 2019, 178,000 of the SARs were vested and 169,000 have been exercised. On September 30, 2019, the market price of GWG’s common stock was $9.98.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Outstanding SARs:

	Vested	Unvested	Total
Balance as of December 31, 2017	189,053	153,919	342,972
Granted during the year	2,625	111,025	113,650
Vested during the year	71,785	(71,785)	--
Exercised during the year	(145,622)	—	(145,622)
Forfeited during the year	—	(39,235)	(39,235)
Balance as of December 31, 2018	117,841	153,924	271,765
Granted during the period	4,250	43,150	47,400
Vested during the period	79,150	(79,150)	—
Exercised during the period	(23,448)	—	(23,448)
Forfeited during the period	—	(7,592)	(7,592)
Balance as of September 30, 2019	177,793	110,332	288,125

The liability for the SARs as of September 30, 2019 and December 31, 2018 was $557,000 and $349,000, respectively, and was recorded within other accrued expenses on the condensed consolidated balance sheets. Remaining compensation expense is expected to be recognized over the next three years. Employee compensation and benefits expense for SARs of $327,000 and $25,000 was recorded for the three months ending September 30, 2019 and 2018, respectively, and $323,000 and $15,000 was recorded for the nine months ended September 30, 2019 and 2018, respectively.

Upon the exercise of SARs, the Company is obligated to make cash payment equal to the positive difference between the market value of the Company’s common stock on the date of exercise less the market value of the common stock on the date of grant.

The following summarizes information concerning outstanding shares issuable under the 2013 Stock Incentive Plan:

	September 30, 2019
	Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Life (years)	Fair Value at Grant Date
Vested
Stock Options	664,684	$8.88	7.05	$2.21
SARs	177,793	$8.78	4.68	$2.07
Total Vested	842,477	$8.86	6.55	$2.18

Unvested
Stock Options	223,763	$9.47	8.47	$2.56
SARs	110,332	$9.57	5.79	$2.48
Total Unvested	334,095	$9.50	7.58	$2.53

	December 31, 2018
	Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Life (years)	Fair Value at Grant Date
Vested
Stock Options	833,199	$8.88	5.95	$2.02
SARs	117,841	$8.88	5.02	$2.02
Total Vested	951,040	$8.88	5.83	$2.02

Unvested
Stock Options	564,752	$9.15	7.88	$2.35
SARs	153,924	$8.37	5.98	$2.09
Total Unvested	718,676	$8.98	7.47	$2.30

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Restricted Stock Units

A restricted stock unit (“RSU”) entitles the holder thereof to receive one share of our common stock (or, in some circumstances, the cash value thereof) upon vesting. RSUs are subject to forfeiture until they vest. As of September 30, 2019, we had outstanding RSUs for 244,083 shares of common stock (based on target grant amounts) held by employees and directors under the plan, of which none were vested. On June 18, 2019, we granted an aggregate of 114,366 RSUs to our directors, which RSUs are subject to time-based vesting and are scheduled to vest in their entirety on the one year anniversary of the grant date subject to the holder continuously remaining a director or employee of, or a consultant to, GWG or one of its subsidiaries through such date. On May 31, 2019, we granted RSUs to our Chief Executive Officer that are subject to performance-based vesting pursuant to a performance share unit agreement (“PSU Agreement”). The PSU Agreement provides for a target award grant of 129,717 RSUs, and up to a maximum of 259,434 RSUs, with each representing the right to receive one share of our common stock (or, following a Change-in-Control Transaction (as defined in the PSU Agreement), the cash value thereof) upon vesting, which is generally subject to the satisfaction of performance goals over a performance period commencing on April 26, 2019 and ending on December 31, 2021.

In the three months ended September 30, 2019, a total of 375,000 RSUs held by employees vested entitling the holders thereof, collectively, to cash payments totaling $4.5 million. Additionally, during the nine months ended September 30, 2019, 53,403 RSUs vested and 26,701 shares of common stock were issued to employees, net of shares forfeited to satisfy tax withholding obligations.

(18) Other Expenses

The components of other expenses in our condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Contract Labor	$533,000	$359,000	$1,345,000	$964,000
Marketing	408,000	413,000	1,229,000	1,343,000
Information Technology	529,000	432,000	1,513,000	1,208,000
Servicing and Facility Fees	450,000	382,000	1,313,000	1,244,000
Travel and Entertainment	321,000	204,000	823,000	650,000
Insurance and Regulatory	586,000	401,000	4,426,000	1,120,000
General and Administrative	722,000	498,000	1,666,000	1,733,000
Total Other Expenses	$3,549,000	$2,689,000	$12,315,000	$8,262,000

(19) Net Loss Attributable to Common Shareholders

We have outstanding RPS and RPS 2, as described in Notes 12 and 13. RPS and RPS 2 are anti-dilutive to our net loss attributable to common shareholders calculation for both the three and nine months ended September 30, 2019 and 2018. Our warrants, vested and unvested stock options and restricted stock units are also anti-dilutive for both the three and nine months ended September 30, 2019 and 2018.

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

Summarized financial information for the Company’s reportable segments is presented for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue:	2019	2018	2019	2018
Secondary Life Insurance	$18,238,000	$16,388,000	$61,199,000	$55,054,000
Investment in Beneficient	3,709,000	4,284,000	9,723,000	4,284,000
Corporate & Other	264,000	265,000	516,000	456,000
Total	$22,211,000	$20,937,000	$71,438,000	$59,794,000

	Three Months Ended September 30,		Nine Months Ended September 30,
Segment EBT:	2019	2018	2019	2018
Secondary Life Insurance	$(9,169,000)	$(4,932,000)	$(19,792,000)	$(4,256,000)
Investment in Beneficient	(2,214,000)	-	(11,286,000)	-
Corporate & Other	(9,020,000)	(5,590,000)	(25,270,000)	(15,502,000)
Total	(20,403,000)	(10,522,000)	(56,348,000)	(19,758,000)
Income tax benefit	-	-	-	-
Net Loss	$(20,403,000)	$(10,522,000)	$(56,348,000)	$(19,758,000)

	Three Months Ended September 30,		Nine Months Ended September 30,
Interest Expense:	2019	2018	2019	2018
Secondary Life Insurance	$21,410,000	$17,514,000	$63,114,000	$50,725,000
Investment in Beneficient	6,880,000	4,284,000	20,638,000	4,284,000
Corporate & Other	-	1,000	-	2,000
Total	$28,290,000	$21,799,000	$83,752,000	$55,011,000

	Three Months Ended September 30,		Nine Months Ended September 30,
Interest Income:	2019	2018	2019	2018
Secondary Life Insurance	$226,000	$553,000	$1,594,000	$1,663,000
Investment in Beneficient	3,709,000	4,284,000	9,678,000	4,284,000
Corporate & Other	-	39,000	4,000	173,000
Total	$3,935,000	$4,876,000	$11,276,000	$6,120,000

	September 30,	December 31,
Total Assets:	2019	2018
Secondary Life Insurance	$903,726,000	$889,665,000
Investment in Beneficient	650,444,000	584,173,000
Corporate & Other	6,831,000	7,029,000
Total	$1,561,001,000	$1,480,867,000

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

The lease assets and liabilities are as follows:

		September 30,
Leases	Classification	2019

Operating lease right-of-use assets	Other assets	$852,000

Operating lease liabilities	Other accrued expenses	$1,498,000

Total lease costs recognized for the three and nine months ended September 30, 2019 were $108,000 and $355,000, respectively, and $119,000 and $334,000 for the three and nine months ended September 30, 2018, respectively. These amounts included operating lease costs of $50,000 and $149,000, variable lease costs of $49,000 and $159,000, and short term lease costs of $9,000 and $47,000 for the three months and nine months ended September 30, 2019, respectively. The remaining lease term at September 30, 2019 was 6.0 years and the discount rate was 6.96%. For the three and nine months ended September 30, 2019, cash paid for amounts included in the measurement of operating lease liabilities and included in operating cash flows totaled $68,000 and $205,000, respectively.

Maturities of operating lease liabilities as of September 30, 2019 are as follows:

Remaining 2019	$70,000
2020	284,000
2021	293,000
2022	302,000
2023	311,000
Thereafter	593,000
Total lease payments	1,853,000
Less: imputed interest	(355,000)
Present value of lease liabilities	$1,498,000

The minimum aggregate operating lease commitments as of December 31, 2018 as reported under previous lease accounting standards were as follows:

2019	$275,000
2020	284,000
2021	293,000
2022	302,000
2023	311,000
Thereafter	593,000
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

The following represents consolidating financial information as of September 30, 2019 and December 31, 2018, with respect to the financial position, and as of September 30, 2019 and 2018, with respect to results of operations and cash flows of GWG Holdings and its subsidiaries. The parent column presents the financial information of GWG Holdings, the primary obligor for the L Bonds and Seller Trust L Bonds. The guarantor subsidiary column presents the financial information of GWG Life, the guarantor subsidiary of the L Bonds and Seller Trust L Bonds, presenting its investment in DLP IV and the Trust under the equity method. The non-guarantor subsidiaries column presents the financial information of all non-guarantor subsidiaries, including DLP IV and Life Trust.

For the three and nine months ended September 30, 2018, we reclassified certain intercompany funding outflows from operating cash flows to investing cash flows in the condensed consolidating statement of cash flows in this guarantor footnote. This had the effect of increasing cash flows from operations for the parent for the three and nine months ended September 30, 2018 by $59.6 million and $136.6 million, respectively, and for the guarantor for the three and nine months ended September 30, 2018 by $47.3 million and $112.8 million, respectively, and decreasing cash flow from investing activities by these amounts, compared to previous presentation. Presentation of consolidated results in the condensed consolidated financial statements were not affected by these reclassifications. Presentation of the condensed consolidating balance sheets and condensed consolidating statements of operations in this guarantor footnote were not affected by these reclassifications.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Balance Sheets

September 30, 2019	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS

Cash and cash equivalents	$61,701,804	$2,605,365	$1,373,295	$—	$65,680,464
Restricted cash	—	1,177,630	7,027,075	—	8,204,705
Investment in life insurance policies, at fair value	—	106,329,394	701,188,694	—	807,518,088
Life insurance policy benefits receivable, net	—	961,200	16,407,976	—	17,369,176
Financing receivables from affiliates	—	241,185,081	—	—	241,185,081
Equity method investment	370,652,128	—	—	—	370,652,128
Other assets	43,810,955	2,433,192	4,147,164	—	50,391,311
Investment in subsidiaries	944,560,782	592,688,454	—	(1,537,249,236)	—

TOTAL ASSETS	$1,420,725,669	$947,380,316	$730,144,204	$(1,537,249,236)	$1,561,000,953

LIABILITIES & STOCKHOLDERS’ EQUITY

LIABILITIES
Senior credit facility with LNV Corporation	$—	$(329,050)	$132,046,570	$—	$131,717,520
L Bonds	830,341,949	—	—	—	830,341,949
Seller Trust L Bonds	366,891,940	—	—	—	366,891,940
Accounts payable	1,353,654	927,306	289,882	—	2,570,842
Interest and dividends payable	13,273,621	—	3,452,723	—	16,726,344
Other accrued expenses	2,812,483	3,006,986	880,867	—	6,700,336
TOTAL LIABILITIES	1,214,673,647	3,605,242	136,670,042	—	1,354,948,931

STOCKHOLDERS’ EQUITY
Member capital	—	943,775,074	593,474,162	(1,537,249,236)	—
Redeemable preferred stock and Series 2 redeemable preferred stock	209,817,500	—	—	—	209,817,500
Common stock	33,033	—	—	—	33,033
Additional paid-in capital	237,159,909	—	—	—	237,159,909
Accumulated deficit	(240,958,420)	—	—	—	(240,958,420)
TOTAL STOCKHOLDERS’ EQUITY	206,052,022	943,775,074	593,474,162	(1,537,249,236)	206,052,022

TOTAL LIABILITIES AND EQUITY	$1,420,725,669	$947,380,316	$730,144,204	$(1,537,249,236)	$1,561,000,953

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

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Operations

For the three months ended September 30, 2019	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Gain (loss) on life insurance policies, net	$—	$2,231,897	$15,560,427	$—	$17,792,324
Interest and other income	257,050	3,825,547	336,058	—	4,418,655
TOTAL REVENUE	257,050	6,057,444	15,896,485	—	22,210,979

EXPENSES
Interest expense	24,573,192	—	3,716,478	—	28,289,670
Employee compensation and benefits	6,374,457	2,080,646	681,721	—	9,136,824
Legal and professional fees	1,816,531	297,254	480,682	—	2,594,467
Other expenses	2,094,036	586,601	868,628	—	3,549,265
TOTAL EXPENSES	34,858,216	2,964,501	5,747,509	—	43,570,226

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(34,601,166)	3,092,943	10,148,976	—	(21,359,247)

EQUITY IN INCOME OF SUBSIDIARIES	13,241,919	11,448,079	—	(24,689,998)	—

INCOME (LOSS) BEFORE INCOME TAXES	(21,359,247)	14,541,022	10,148,976	(24,689,998)	(21,359,247)

INCOME TAX EXPENSE (BENEFIT)	—	—	—	—	—
NET INCOME (LOSS) BEFORE EARNINGS (LOSS) FROM EQUITY METHOD INVESTMENT	(21,359,247)	14,541,022	10,148,976	(24,689,998)	(21,359,247)

Earnings (loss) from equity method investment	955,751	—	—	—	955,751

NET INCOME (LOSS)	(20,403,496)	14,541,022	10,148,976	(24,689,998)	(20,403,496)

Preferred stock dividends	4,231,641	—	—	—	4,231,641
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(24,635,137)	$14,541,022	$10,148,976	$(24,689,998)	$(24,635,137)

For the three months ended September 30, 2018	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Gain on life insurance policies, net	$—	$4,122,153	$11,599,360	$—	$15,721,513
Interest and other income	3,333,424	1,700,414	181,677	—	5,215,515
TOTAL REVENUE	3,333,424	5,822,567	11,781,037	—	20,937,028

EXPENSES
Interest expense	16,739,120	—	5,060,212	—	21,799,332
Employee compensation and benefits	2,292,251	3,086,682	169,838	—	5,548,771
Legal and professional fees	483,512	221,613	716,839	—	1,421,964
Other expenses	1,590,823	455,800	642,347	—	2,688,970
TOTAL EXPENSES	21,105,706	3,764,095	6,589,236	—	31,459,037

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(17,772,282)	2,058,472	5,191,801	—	(10,522,009)

EQUITY IN INCOME OF SUBSIDIARIES	7,250,273	6,266,481	—	(13,516,754)	—

INCOME (LOSS) BEFORE INCOME TAXES	(10,522,009)	8,324,953	5,191,801	(13,516,754)	(10,522,009)

INCOME TAX EXPENSE (BENEFIT)	—	—	—	—	—
NET INCOME (LOSS)	(10,522,009)	8,324,953	5,191,801	(13,516,754)	(10,522,009)

Preferred stock dividends	4,313,542	—	—	—	4,313,542
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(14,835,551)	$8,324,953	$5,191,801	$(13,516,754)	$(14,835,551)

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Operations (continued)

For the nine months ended September 30, 2019	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Gain (loss) on life insurance policies, net	$—	$6,783,129	$52,435,403	$—	$59,218,532
Interest and other income	1,438,068	9,852,224	929,470	—	12,219,762
TOTAL REVENUE	1,438,068	16,635,353	53,364,873	—	71,438,294

EXPENSES
Interest expense	71,753,380	—	11,998,231	—	83,751,611
Employee compensation and benefits	13,991,440	5,791,512	1,301,863	—	21,084,815
Legal and professional fees	6,146,443	1,212,791	2,903,996	—	10,263,230
Other expenses	8,548,645	1,549,259	2,217,530	—	12,315,434
TOTAL EXPENSES	100,439,908	8,553,562	18,421,620	—	127,415,090

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(99,001,840)	8,081,791	34,943,253	—	(55,976,796)

EQUITY IN INCOME OF SUBSIDIARIES	43,025,044	39,802,437	—	(82,827,481)	—

INCOME (LOSS) BEFORE INCOME TAXES	(55,976,796)	47,884,228	34,943,253	(82,827,481)	(55,976,796)

INCOME TAX EXPENSE (BENEFIT)	—	—	—	—	—
NET INCOME (LOSS) BEFORE EARNINGS (LOSS) FROM EQUITY METHOD INVESTMENT	(55,976,796)	47,884,228	34,943,253	(82,827,481)	(55,976,796)

Earnings (loss) from equity method investment	(371,281)	—	—	—	(371,281)

NET INCOME (LOSS)	(56,348,077)	47,884,228	34,943,253	(82,827,481)	(56,348,077)

Preferred stock dividends	12,806,173	—	—	—	12,806,173
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(69,154,250)	$47,884,228	$34,943,253	$(82,827,481)	$(69,154,250)

For the nine months ended September 30, 2018	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Gain (loss) on life insurance policies, net	$—	$12,135,832	$40,794,176	$—	$52,930,008
Interest and other income	4,447,322	1,726,938	689,380	—	6,863,640
TOTAL REVENUE	4,447,322	13,862,770	41,483,556	—	59,793,648

EXPENSES
Interest expense	38,758,326	—	16,252,193	—	55,010,519
Employee compensation and benefits	5,629,344	5,881,219	1,016,576	—	12,527,139
Legal and professional fees	1,290,614	688,003	1,772,704	—	3,751,321
Other expenses	5,082,525	1,397,314	1,782,485	—	8,262,324
TOTAL EXPENSES	50,760,809	7,966,536	20,823,958	—	79,551,303

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(46,313,487)	5,896,234	20,659,598	—	(19,757,655)

EQUITY IN INCOME OF SUBSIDIARIES	26,555,832	23,824,330	—	(50,380,162)	—

INCOME (LOSS) BEFORE INCOME TAXES	(19,757,655)	29,720,564	20,659,598	(50,380,162)	(19,757,655)

INCOME TAX EXPENSE (BENEFIT)	—	—	—	—	—
NET INCOME (LOSS)	(19,757,655)	29,720,564	20,659,598	(50,380,162)	(19,757,655)

Preferred stock dividends	12,356,513	—	—	—	12,356,513
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(32,114,168)	$29,720,564	$20,659,598	$(50,380,162)	$(32,114,168)

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Cash Flows

For the three months ended September 30, 2019	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(20,403,496)	$14,541,022	$10,148,976	$(24,689,998)	$(20,403,496)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Equity of subsidiaries	(13,241,919)	(11,448,079)	—	24,689,998	—
Change in fair value of life insurance policies	—	(2,251,068)	(11,929,902)	—	(14,180,970)
Amortization of deferred financing and issuance costs	3,196,852	—	263,755	—	3,460,607
Accretion of discount on financing receivables from affiliates	—	(427,914)	—	—	(427,914)
Provision for uncollectible policy benefits receivable	—	—	200,897	—	200,897
(Earnings) Loss from equity method investment	(955,751)	—	—	—	(955,751)
Stock-based compensation	700,688	—	—	—	700,688
(Increase) decrease in operating assets:
Life insurance policy benefits receivable	—	570,197	(12,563,873)	—	(11,993,676)
Accrued interest on financing receivables	—	(2,078,175)	—	—	(2,078,175)
Other assets	517,880	(201,431)	73,734	—	390,183
Increase (decrease) in operating liabilities:
Accounts payable and other accrued expenses	(3,366,349)	649,937	(962,907)	—	(3,679,319)
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(33,552,095)	(645,511)	(14,769,320)	—	(48,966,926)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	—	—	(710,863)	—	(710,863)
Carrying value of matured life insurance policies	—	1,347,089	5,292,830	—	6,639,919
Financing receivables from affiliates issued	—	—	—	—	—
Equity method investment acquired	—	—	—	—	—
Payment of capital contributions	(497,879)	(9,715,465)	—	10,213,344	—
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(497,879)	(8,368,376)	4,581,967	10,213,344	5,929,056

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on senior debt	—	—	3,937,020	—	3,937,020
Repayments of senior debt	—	—	(2,079,600)	—	(2,079,600)
Proceeds from issuance of L Bonds	107,012,114	—	—	—	107,012,114
Payments for issuance and redemptions of L Bonds	(61,679,235)	—	—	—	(61,679,235)
Issuance (repurchase) of common stock	—	—	—	—	—
Payments for redemption of preferred stock	(2,920,292)	—	—	—	(2,920,292)
Preferred stock dividends	(4,231,641)	—	—	—	(4,231,641)
Issuance of member capital	—	(1,010,542)	11,223,886	(10,213,344)	—
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	38,180,946	(1,010,542)	13,081,306	(10,213,344)	40,038,366

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	4,130,972	(10,024,429)	2,893,953	—	(2,999,504)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH
BEGINNING OF PERIOD	57,570,832	13,807,424	5,506,417	—	76,884,673
END OF PERIOD	$61,701,804	$3,782,995	$8,400,370	$—	$73,885,169

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Cash Flows (continued)

For the three months ended September 30, 2018	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(10,522,009)	$8,324,953	$5,191,801	$(13,516,754)	$(10,522,009)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Equity of subsidiaries	(7,250,273)	(6,266,481)	—	13,516,754	—
Change in fair value of life insurance policies	—	(3,485,452)	(21,354,115)	—	(24,839,567)
Amortization of deferred financing and issuance costs	2,311,567	—	263,755	—	2,575,322
Amortization of discount or premium on financing receivables	251,672	(251,672)	—	—	—
Stock-based compensation	528,461	—	—	—	528,461
(Increase) decrease in operating assets:
Accrued interest on financing receivables	(2,839,926)	(1,444,444)	—	—	(4,284,370)
Life insurance policy benefits receivable	—	(2,000,000)	18,562,304	—	16,562,304
Other assets	(82,158)	98,900	305,226	—	321,968
Increase (decrease) in operating liabilities:
Account payable and other accrued expenses	2,931,894	(384,380)	(1,157,273)	—	1,390,241
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(14,670,772)	(5,408,576)	1,811,698	—	(18,267,650)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	—	(11,368,457)	(31,523,307)	—	(42,891,764)
Carrying value of matured life insurance policies	—	669,349	1,656,640	—	2,325,989
Equity method investment acquired	(1,421,059)	—	—	—	(1,421,059)
Payment of capital contributions	(59,567,886)	(47,346,065)	—	106,913,951	—
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(60,988,945)	(58,045,173)	(29,866,667)	106,913,951	(41,986,834)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on senior debt	—	—	—	—	—
Repayments of senior debt	—	—	(18,425,136)	—	(18,425,136)
Proceeds from issuance of L Bonds	68,884,369	—	—	—	68,884,369
Payments for issuance and redemptions of L Bonds	(20,195,657)	—	—	—	(20,195,657)
Issuance (redemption) of common stock	682,954	—	—	—	682,954
Common stock dividends	(25,709,412)	—	—	—	(25,709,412)
Proceeds from issuance of convertible preferred stock	50,000,000	—	—	—	50,000,000
Payments for redemption of preferred stock	(821,778)	—	—	—	(821,778)
Preferred stock dividends	(4,313,542)	—	—	—	(4,313,542)
Issuance of member capital	—	58,589,352	48,324,599	(106,913,951)	—
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	68,526,934	58,589,352	29,899,463	(106,913,951)	50,101,798

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(7,132,783)	(4,864,397)	1,844,494	—	(10,152,686)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH
BEGINNING OF PERIOD	123,017,408	6,195,102	1,883,603	—	131,096,113
END OF PERIOD	$115,884,625	$1,330,705	$3,728,097	$—	$120,943,427

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Cash Flows (continued)

For the nine months ended September 30, 2019	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(56,348,077)	$47,884,228	$34,943,253	$(82,827,481)	$(56,348,077)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Equity of subsidiaries	(43,025,044)	(39,802,437)	—	82,827,481	—
Change in fair value of life insurance policies	—	(8,713,865)	(39,317,330)	—	(48,031,195)
Amortization of deferred financing and issuance costs	9,191,110	—	791,265	—	9,982,375
Accretion of discount on financing receivables from affiliates	—	(1,292,434)	—	—	(1,292,434)
Provision for uncollectible policy benefit receivable	—	—	200,897	—	200,897
(Earnings) Loss from equity method investment	371,281	—	—	—	371,281
Stock-based compensation	1,365,219	—	—	—	1,365,219
(Increase) decrease in operating assets:
Life insurance policy benefits receivable	—	4,038,800	(5,148,186)	—	(1,109,386)
Accrued interest on financing receivables	—	(5,123,774)	—	—	(5,123,774)
Other assets	(1,048,310)	(112,467)	(3,395,677)	—	(4,556,454)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued expenses	(443,269)	(252,502)	(7,736,395)	—	(8,432,166)
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(89,937,090)	(3,374,451)	(19,662,173)	—	(112,973,714)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	—	(8,682,044)	(23,567,353)	—	(32,249,397)
Carrying value of matured life insurance policies	—	3,403,008	17,281,959	—	20,684,967
Financing receivables from affiliates issued	—	(50,000,000)	—	—	(50,000,000)
Equity method investment acquired	(10,000,000)	—	—	—	(10,000,000)
Payment of capital contributions	(102,353,486)	(42,021,014)	—	144,374,500	—
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(112,353,486)	(97,300,050)	(6,285,394)	144,374,500	(71,564,430)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on senior debt	—	—	3,937,020	—	3,937,020
Repayments of senior debt	—	—	(21,648,615)	—	(21,648,615)
Proceeds from issuance of L Bonds	278,238,656	—	—	—	278,238,656
Payments for issuance and redemptions of L Bonds	(108,656,765)	—	—	—	(108,656,765)
Issuance (repurchase) of common stock	57,518	—	—	—	57,518
Payments for redemption of preferred stock	(6,134,538)	—	—	—	(6,134,538)
Preferred stock dividends	(12,806,173)	—	—	—	(12,806,173)
Issuance of member capital	—	97,007,915	47,366,585	(144,374,500)	—
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	150,698,698	97,007,915	29,654,990	(144,374,500)	132,987,103

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(51,591,878)	(3,666,586)	3,707,423	—	(51,551,041)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH
BEGINNING OF PERIOD	113,293,682	7,449,581	4,692,947	—	125,436,210
END OF PERIOD	$61,701,804	$3,782,995	$8,400,370	$—	$73,885,169

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Cash Flows (continued)

For the nine months ended September 30, 2018	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(19,757,655)	$29,720,564	$20,659,598	$(50,380,162)	$(19,757,655)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Equity of subsidiaries	(26,555,832)	(23,824,330)	—	50,380,162	—
Change in fair value of life insurance policies	—	(9,691,293)	(46,367,043)	—	(56,058,336)
Amortization of deferred financing and issuance costs	6,450,018	—	791,265	—	7,241,283
Amortization of discount or premium on financing receivables	251,672	(251,672)	—	—	—
Stock-based compensation	788,865	—	—	—	788,865
(Increase) decrease in operating assets:
Accrued interest on financing receivable	(2,839,926)	(1,444,444)	—	—	(4,284,370)
Life insurance policy benefits receivable	—	(1,300,000)	7,486,065	—	6,186,065
Other assets	(2,477,789)	164,028	826,523	—	(1,487,238)
Increase (decrease) in operating liabilities:
Account payable and other accrued expenses	3,832,942	(365,125)	(3,341,098)	—	126,719
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(40,307,705)	(6,992,272)	(19,944,690)	—	(67,244,667)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	—	(26,916,457)	(71,524,071)	—	(98,440,528)
Carrying value of matured life insurance policies	—	2,623,779	10,933,853	—	13,557,632
Equity method investment acquired	(1,421,059)	—	—	—	(1,421,059)
Payment of capital contributions	(136,620,599)	(112,777,113)	—	249,397,712	—
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(138,041,658)	(137,069,791)	(60,590,218)	249,397,712	(86,303,955)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on senior debt	—	—	12,903,166	—	12,903,166
Repayments of senior debt	—	—	(63,463,452)	—	(63,463,452)
Proceeds from issuance of L Bonds	166,081,914	—	—	—	166,081,914
Payments for issuance and redemptions of L Bonds	(46,151,926)	—	—	—	(46,151,926)
Issuance (redemption) of common stock	682,954	—	—	—	682,954
Common stock dividends	(25,709,412)	—	—	—	(25,709,412)
Proceeds from issuance of convertible preferred stock	50,000,000				50,000,000
Proceeds from issuance of redeemable preferred stock	56 ,238,128	—	—	—	56 ,238,128
Payments for issuance of preferred stock	(4,142,294)	—	—	—	(4,142,294)
Payments for redemption of preferred stock	(2,361,692)	—	—	—	(2,361,692)
Preferred stock dividends	(12,356,513)	—	—	—	(12,356,513)
Issuance of member capital	—	134,538,735	114,858,977	(249,397,712)	—
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	182,281,159	134,538,735	64,298,691	(249,397,712)	131,720,873

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	3,931,796	(9,523,328)	(16,236,217)	—	(21,827,749)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH
BEGINNING OF PERIOD	111,952,829	10,854,033	19,964,314	—	142,771,176
END OF PERIOD	$115,884,625	$1,330,705	$3,728,097	$—	$120,943,427

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

Life Insurance Company	September 30, 2019	December 31, 2018
John Hancock	14.02%	13.71%
Lincoln National	11.22%	11.33%
AXA Equitable	10.65%	10.83%

The following summarizes the number of insureds’ state of residence exceeding 10% of the total face value held by us:

State of Residence	September 30, 2019	December 31, 2018
California	17.38%	18.02%
Florida	14.91%	15.34%

Investment in Beneficient

During 2018, in connection with the Exchange Transaction, the Company (i) acquired a limited partnership investment in the common units of BEN LP, (ii) entered into a Commercial Loan with BEN LP as borrower, and (iii) received an Option Agreement to acquire additional common units of BEN LP. The total carrying value of these investments at September 30, 2019 and December 31, 2018 was 650,444,000 and $584,173,000, respectively, representing 41.7% and 39.4%, respectively, of the Company’s consolidated assets. Currently there is no liquid market for the common units of BEN LP and it is possible none will develop. Although we intend to hold the Commercial Loan to maturity, there is currently no liquid market for this loan and it is possible none will develop.

(25) Subsequent Events

Subsequent to September 30, 2019, policy benefits on 12 policies covering 11 individuals have been realized. The face value of insurance benefits of these policies was $14,544,000.

Subsequent to September 30, 2019, we issued approximately $73,160,000 of L Bonds.

Second Amended and Restated Senior Credit Facility with LNV Corporation

On November 1, 2019, DLP IV entered into a Second Amended and Restated Loan and Security Agreement with LNV Corporation, as lender, and CLMG Corp., as the administrative agent on behalf of the lenders under the agreement (the “Second Amended and Restated Agreement”), which replaced an amended and restated agreement dated September 27, 2017 that previously governed the DLP IV’s senior credit facility (the “Second Amended Facility”). The Second Amended Facility makes available a total of up to $300,000,000 in credit to DLP IV with a maturity date of September 27, 2029. Subject to available borrowing base capacity, additional advances are available under the Second Amended Facility at the LIBOR rate described below. Such advances are available to pay the premiums and servicing costs of pledged life insurance policies as such amounts become due. Interest will accrue on amounts borrowed under the Second Amended Facility at an annual interest rate, determined as of each date of borrowing or quarterly if there is no borrowing, equal to (a) 12-month LIBOR, plus (b) 7.50% per annum.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Under the Second Amended and Restated Agreement, DLP IV has granted the administrative agent, for the benefit of the lenders under the Second Amended Facility, a security interest in all of DLP IV’s assets.

The Company is subject to various financial and non-financial covenants under the Second Amended and Restated Agreement, including, but not limited to, compliance with laws, preservation of existence, financial reporting, keeping of proper books of record and account, payment of taxes, and ensuring that neither DLP IV nor GWG Life, LLC become an investment company.

In conjunction with entering into the Second Amended and Restated Agreement, DLP IV pledged life insurance policies having an aggregate face value of approximately $298.3 million as additional collateral and received an advance of approximately $37.1 million under the Second Amended Facility (inclusive of certain fees and expenses incurred in connection with the negotiation and entry into the Second Amended and Restated Agreement). After giving effect to such advance, the amount outstanding under the Second Amended Facility on November 1, 2019 was approximately $175.5 million.

Insurtech

On November 11, 2019, GWG contributed the common stock and membership interests of its wholly owned Life Epigenetics and youSurance subsidiaries (“Insurtech Subsidiaries”) to a legal entity, InsurTech Holdings, LLC (“InsurTech Holdings”) in exchange for a membership interest in InsurTech Holdings. Although we currently own 100% of InsurTech Holding’s equity, we do not have a controlling financial interest in InsurTech Holdings because the managing member has substantive participating rights. Therefore, we will account for our ownership interest in InsurTech Holdings as an equity method investment.

The transaction resulted in a loss of control of the Insurtech Subsidiaries and as a result we will deconsolidate the subsidiaries and record an investment in equity method investee during the fourth quarter of 2019. The loss of control requires us to measure the equity investment at fair value. The valuation of our equity investment is not complete, and we expect to record the resulting gain or loss in earnings during the fourth quarter of 2019.

In connection with the transaction, GWG contributed $1.25 million in cash to InsurTech Holdings and is committed to contribute an additional $18.75 million to the entity over the next two years.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with the condensed consolidated financial statements and accompanying notes and the information contained in other sections of this report, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018. This discussion and analysis is based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management.

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

We caution you that the foregoing list of factors is not exhaustive. Some of the factors which could cause results to differ from those expressed in any forward-looking statements are set forth in the Risk Factors attached as Exhibit 99.1 to our Current Report on Form 8-K filed on August 8, 2019. Forward-looking statements are only estimates and predictions, or statements of current intent. Actual results, outcomes or actions that we ultimately undertake could differ materially from those anticipated in the forward-looking statements due to risks, uncertainties or actual events differing from the assumptions underlying these statements.

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

While we are continuing our work to maximize the value of our secondary life insurance business, we have significantly reduced capital allocated to purchasing additional life insurance policies in the secondary market and have increased capital allocated toward providing liquidity to a broader range of alternative assets, primarily through investments in Beneficient. We believe Beneficient can finance investments in alternative assets that will produce higher risk-adjusted returns than those we can achieve from life insurance policies acquired in the secondary market. Furthermore, although we believe that our portfolio of life insurance policies is a meaningful component of a diversified alternative asset portfolio, we continue to explore strategic alternatives for our life insurance portfolio aimed at maximizing its value, including a possible sale, refinancing or recapitalization of our life insurance portfolio.

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

The closing of the transactions contemplated by the Purchase and Contribution Agreement (the “Purchase and Contribution Transaction”) occurred on April 26, 2019. Prior to or in connection with such closing:

●	Messrs. Jon and Steven Sabes sold and transferred all of the shares of the Company’s common stock held directly and indirectly by them and their immediate family members (approximately 12% of the Company’s outstanding common stock in the aggregate); specifically, Messrs. Jon and Steven Sabes (i) sold an aggregate 2,500,000 shares of Company common stock to BCC for $25,000,000 in cash and (ii) contributed the remaining 1,452,155 shares of Company common stock to AltiVerse Capital Markets, L.L.C., a Delaware limited liability company (“AltiVerse”) (which is a limited liability company owned by certain of Beneficient’s founders, including Brad K. Heppner (GWG’s Chairman and Beneficient’s Chief Executive Officer and Chairman) and Thomas O. Hicks (one of Beneficient’s current directors and a director of GWG)), in exchange for certain equity interests in AltiVerse.

●	Our bylaws were amended to increase the maximum number of directors of the Company from nine to 13, and the actual number of directors comprising the Board was increased from seven to 11. The size of the Board has since been reduced and currently consists of ten directors.

●	All seven members of the Company’s Board of Directors prior to the closing resigned as directors of the Company, and 11 individuals designated by Beneficient were appointed as directors of the Company, leaving two board seats vacant after the closing.

●	Jon R. Sabes resigned from all officer positions he held with the Company or any of its subsidiaries prior to the closing, other than his position as Chief Executive Officer of the Company’s technology focused wholly owned subsidiaries, Life Epigenetics and youSurance.

●	Steven F. Sabes resigned from all officer positions he held with the Company or any of its subsidiaries prior to the closing, except as Chief Operating Officer of Life Epigenetics.

●	The resignations of Messrs. Jon and Steven Sabes included a full waiver and forfeit of (i) any severance that may be payable by the Company or any of its subsidiaries in connection with such resignations or the Transactions and (ii) all equity awards of the Company currently held by either of them.

●	Murray T. Holland, a trust advisor of the Seller Trusts, which in the aggregate own approximately 79 percent of GWG’s outstanding common stock, was named Chief Executive Officer of the Company.

●	The Company entered into performance share unit agreements with certain employees of the Company pursuant to which such employees will receive up to $4.5 million in bonuses under certain terms and conditions, including, among others, that such employees remain employed by the Company or one of its subsidiaries (or, if no longer employed, such employment was terminated by the Company other than for cause, as such term is defined in the performance share unit agreement) for a period of 120 days following the closing.

●	The stockholders agreement that was entered into on the Final Closing Date was terminated by mutual consent of the parties thereto.

●	BCC and AltiVerse executed and delivered a Consent and Joinder to the Amended and Restated Pledge and Security Agreement dated October 23, 2017 by and among the Company, GWG Life, LLC, Messrs. Jon and Steven Sabes and the Bank of Utah, which provides that the shares of the Company’s common stock acquired by BCC and AltiVerse pursuant to the Purchase and Contribution Agreement will continue to be pledged as collateral security for the Company’s obligations owing in respect of the L Bonds issued under our Amended and Restated Indenture, dated as of October 23, 2017, as amended and supplemented.

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

Our life insurance portfolio modeling and predicted future cash flows are based upon the central limit theorem, which establishes that, in certain situations, random events become normalized and predictable around the mean as the number of observations grow in size. We believe our portfolio of life insurance policies has grown sufficiently large in size and diversity to establish that while individual mortality experience is inherently unpredictable, the actual mortality experience of the portfolio should be expected to approach the mean modeled prediction. In other words, we believe that we have sufficient actual mortality experience from our life insurance portfolio to use as the basis for the Longest Life Expectancy methodology. As of September 30, 2019, our life insurance portfolio, stratified by age of insured in the table below, stood at $2.064 billion in face value of policy benefits and 1,174 policies:

				Percentage of Total
Min Age	Max Age	Number of Policies	Policy Benefits	Number of Policies	Policy Benefits	Wtd. Avg. LE (Years)
95	101	18	$36,052,000	1.5%	1.8%	2.2
90	94	145	284,908,000	12.4%	13.8%	3.3
85	89	249	587,733,000	21.2%	28.5%	5.1
80	84	251	456,526,000	21.4%	22.1%	7.9
75	79	223	341,449,000	19.0%	16.5%	9.8
70	74	214	284,739,000	18.2%	13.8%	11.1
60	69	74	72,749,000	6.3%	3.5%	11.6
Total		1,174	$2,064,156,000	100.0%	100.0%	7.3

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

The implementation of the Longest Life Expectancy methodology required us to take a non-cash charge (net of the impact of a change in discount rate) to revenue of $87.1 million in the fourth quarter of 2018, reflecting a decrease in the fair value of our portfolio of life insurance policies at December 31, 2018. This non-cash charge represented approximately 10% of fair value of the portfolio prior to adjustment.

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

The analysis would utilize the same basic methodology as the initial analysis to ensure consistency in the process:

●	Calculation of a static Portfolio PMM;

●	A cohort analysis of our life insurance portfolio combined with a durational analysis to determine if either static or vector cohort PMM’s are warranted; and

●	Following this updated analysis, any necessary changes to the PMM would then be incorporated into the valuation methodology.

The basis for a re-examination of the A2E analysis could be based on either the passage of time or a pre-determined performance trigger. Following further analysis, we determined that a performance-based trigger approach that allows the portfolio to perform within statistical norms (+/- 1 standard deviation) without constant updates is most appropriate. We intend to re-examine the A2E analysis and recalculate the resultant PMM anytime the six-month moving average of the difference between actual portfolio performance and projected performance deviates by more than one standard deviation from the mean and such deviation continues as of the end of any calendar quarter after persisting for three consecutive months. This methodology allows for natural periods of slow or excess maturities to occur without the necessity of changes to the PMM. At present, a one standard deviation move in the six-month moving average of the difference between actual portfolio performance and projected performance would equate to a valuation change of approximately $8 million. The decision to update our valuation methodology in the fourth quarter of 2018 was based in part on an analysis performed by a third-party actuarial consulting firm, which indicated a very strong tendency toward mean reversion within the dataset.

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

Periodic Updates to Life Expectancy (LE) Reports

Our senior lender requires, and other lenders we engage may require regular updates to LE Reports. Additionally, should we choose to sell life insurance policies in the secondary market, investors may require updated LE Reports. These lenders and investors may utilize an average LE for valuation, similar to our historical methodology, which may result in significantly different valuations.

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

Current A2E Analysis and PMM Implications

Our A2E based methodology and use of a static Portfolio PMM requires that we recalculate the PMM used in our valuation anytime the six-month moving average of the difference between actual portfolio performance and projected performance of cumulative face value maturities deviates by more than one standard deviation from the mean and such deviation persists for three consecutive months and continues as of the current quarter-end month. As of September 30, 2019, the six-month moving average of the difference between actual portfolio performance and projected performance of cumulative face value of maturities was outside of one standard deviation from the mean for the second consecutive month, reflecting actual maturities lagging projected performance. While our valuation methodology did not require an update to our PMM during the current quarter, a continuation of the current difference trend through the end of the next quarter-end date would require that we recalculate our PMM.

Portfolio Return Implications

At any time, we calculate our returns from our life insurance assets based upon (i) our historical results, and (ii) the future cash flows we expect to realize from our statistical forecasts. To forecast our expected future cash flows and returns, we use the probabilistic method of analysis. The expected internal rate of return (“IRR”) of our portfolio is based upon future cash flow forecasts derived from a probabilistic analysis of policy benefits received and policy premiums paid in relation to our non-GAAP investment cost basis, which includes purchase price, total premiums paid, and total financing costs incurred to date. As of September 30, 2019, the expected internal rate of return on our portfolio of life insurance assets was 5.45% based on our portfolio benefits of $2.1 billion and our non-GAAP investment cost basis of $941.5 million. This calculation excludes returns realized from our matured policy benefits, which are substantial.

We seek to further enhance our understanding of our expected future cash flow and returns by using a stochastic analysis, sometimes referred to as a “Monte Carlo simulation,” to provide us with a greater understanding of the variability of our projections. The stochastic analysis we perform, which excludes financing costs to isolate only those cash flows associated with the life insurance policies, provides IRR calculations for different statistical confidence intervals. The results of our stochastic analysis, in which we run 10,000 random mortality scenarios, demonstrates that the scenario ranking at the 50th percentile of all 10,000 results generates an IRR of 8.22%, which is very near to the discount rate of 8.25% that we used to calculate the fair value of our portfolio. Our Expected IRR is based upon future policy related cash flow forecasts derived from a probabilistic analysis of our policy benefits received and policy premiums paid. The stochastic analysis results also reveal that our portfolio is expected to generate an IRR of 7.76% or better in 75% of all generated scenarios, and an IRR of 7.36% or better in 90% of all generated scenarios. We believe the Company’s portfolio of life insurance policies has grown sufficiently large in size and diversity to establish that, while individual mortality experience is inherently unpredictable, the actual mortality experience of the portfolio should be expected to approach the mean modeled prediction.

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

We utilized an 8.25% discount rate to estimate the fair value of our portfolio of life insurance policies at both December 31, 2018 and September 30, 2019.

In adopting the Longest Life Expectancy methodology as described above, we preserved the general methodology historically used to calculate the fair value discount rate and have made important enhancements. We also improved the reliability and relevancy of the competitive sales estimates we use to measure the discount rates (on a Longest Life Expectancy basis) observed in the life insurance secondary market. We continue to use fixed income market interest rates, credit exposure to the issuing insurance companies, and our estimate of the operational risk yield premium a purchaser would apply to the future cash flows derived from our portfolio of life insurance policies in our methodology. To the extent we limit or cease acquiring insurance policies, we may not have reliable access to the market-based factors described above and will be required to find suitable alternative proxies.

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

We engaged ClearLife Limited, owner of the ClariNet LS actuarial portfolio pricing software we use, to prepare a net present value calculation of our life insurance portfolio. ClearLife Limited processed policy data, future premium data, life expectancy estimate data, and other actuarial information to calculate a net present value for our portfolio using the specified discount rate of 8.25%. ClearLife Limited independently calculated the net present value of our portfolio of 1,174 policies to be $807.5 million and furnished us with a letter documenting its calculation. A copy of such letter is filed as Exhibit 99.1 to this report.

See Note 5 to the condensed consolidated financial statements for additional discussion of the sensitivity of the valuation to different discount rates.

Equity Method Investment, Equity Security Investment and Financing Receivables from Affiliates

GWG has an investment in BEN LP, accounted for using the equity method, an equity security investment in Beneficient and financing receivables for loans it provided to Beneficient and the LiquidTrust Borrowers (see Note 6 to the condensed consolidated financial statements). When circumstances indicate that the carrying value of the equity method investment or equity security may not be recoverable, the fair value of the investment is evaluated by management. The fair value of these investments is not readily determinable as the BEN LP common units are not currently publicly traded on a stock exchange. As a result, management uses other accepted valuation methods to determine fair value such as discounting estimated future cash flows for the business. If the fair value of the investment is determined to be less than its carrying value and the decline in value is considered to be other than temporary, an appropriate write down is recorded to net earnings based on the excess of the carrying value over the best estimate of fair value of the investment. In addition, if based on current information and events it is probable that GWG will be unable to collect all amounts due according to the contractual terms of the financing receivables from affiliates and an amount can be reasonably estimated, GWG will write down the amounts to estimated realizable value. Information and events creating uncertainty about the realization of recorded amounts for financing receivables from affiliates include, but are not limited to, the estimated cash flows generated by the affiliate’s business, the sufficiency of collateral securing the amounts, and the creditworthiness of the counterparties involved. Changes in facts, circumstances and management’s estimates and judgment could result in a material charge to earnings. At September 30, 2019, we determined that no indication of an impairment of the equity method investment or equity security investment existed, and no allowance for credit losses was recorded on the financing receivables from affiliates.

Deferred Income Taxes

Under ASC 740, Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established for deferred tax assets that are not considered “more likely than not” to be realized. Realization of deferred tax assets depends upon having sufficient past or future taxable income in periods to which the deductible temporary differences are expected to be recovered or within any applicable carryback or carryforward periods or sufficient tax planning strategies. After assessing the realization of the net deferred tax assets, we believe that there is substantial uncertainty that our net deferred tax asset will be realized during the applicable carryforward period. As such, a valuation allowance has been recorded against the total net deferred tax asset as of September 30, 2019 and December 31, 2018, respectively.

At September 30, 2019 and December 31, 2018, we had net operating loss (“NOL”) carryforwards of $34.8 million and $36.5 million, respectively, for both federal and state taxes. The NOL carryforwards subject to expiration (i.e., those generated prior to 2018) will begin to expire in 2031. Future utilization of NOL carryforwards is subject to limitations under Section 382 of the Internal Revenue Code. This section generally relates to a more than 50 percent change in ownership over a three-year period. As a result of the Exchange Transaction, it is believed that a change in ownership for tax purposes only has occurred as of December 28, 2018. As such, the annual utilization of our net operating losses generated prior to the ownership change is limited. Based on the estimated value of the Company prior to the Exchange Transaction, utilization of pre-ownership change net operating losses is subject to an annual limitation of approximately $7.6 million.

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

Results of Operations — Three and Nine months Ended September 30, 2019 Compared to the Same Periods in 2018

The following is our analysis of the results of operations for the periods indicated below. This analysis should be read in conjunction with our condensed consolidated financial statements and related notes.

Revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue realized from maturities of life insurance policies	$20,830,000	$5,646,000	$60,242,000	$36,542,000
Revenue recognized from change in fair value of life insurance policies	14,181,000	24,840,000	48,031,000	56,058,000
Premiums and other annual fees	(17,219,000)	(14,765,000)	(49,055,000)	(39,670,000)
Gain (loss) on life insurance policies, net	17,792,000	15,721,000	59,218,000	52,930,000
Interest and other income	4,419,000	5,216,000	12,220,000	6,864,000
Total revenue	$22,211,000	$20,937,000	$71,438,000	$59,794,000

Attribution of gain on life insurance policies, net:
Change in estimated probabilistic cash flows, net of premium and other annual fees paid	$689,000	$4,304,000	$3,106,000	$15,813,000
Net revenue recognized at matured policy event	16,631,000	2,323,000	49,337,000	20,217,000
Unrealized gain on acquisitions	472,000	9,021,000	6,775,000	21,790,000
Change in discount rates	—	—	—	—
Change in life expectancy evaluation	—	73,000	—	(4,890,000)
Gain (loss) on life insurance policies, net	$17,792,000	$15,721,000	$59,218,000	$52,930,000

Number of policies acquired	6	89	81	233
Face value of purchases	$3,155,000	$120,430,000	$96,321,000	$333,078,000
Purchases (initial cost basis)	$711,000	$42,892,000	$32,250,000	$98,442,000
Unrealized gain on acquisition (% of face value)	15.0%	7.5%	7.0%	6.5%

Number of policies matured	22	12	61	44
Face value of matured policies	$27,470,000	$7,973,000	$80,927,000	$50,100,000
Net revenue recognized at maturity event (% of face value matured)	60.5%	29.1%	61.0%	40.4%

The increase of $2.1 million on gain on life insurance policies, net for the three months ended September 30, 2019 over the comparable prior year period primarily resulted from a $14.3 million increase in net revenue recognized on life insurance policy maturities, partially offset by $2.5 million increase in premium costs and $8.5 million lower unrealized gains on acquisitions, and $1.2 million lower change in estimated probabilistic cash flows in the current period. The increase of $6.3 million on gain on life insurance policies, net for the nine months ended September 30, 2019 over the comparable prior year period primarily resulted from $29.1 million higher revenue recognized on life insurance policy maturities and $4.9 lower charges on life expectancy evaluation updates, partially offset by $9.4 million increased premium costs, $15.0 million lower unrealized gain on acquisition and $3.3 million lower change in estimated probabilistic cash flows in the current period.

The face value of matured policies was $27.5 million and $8.0 million in the three months ended September 30, 2019 and 2018, respectively, reflecting an increase of face value of matured policies of $19.5 million. The resulting revenue recognized at matured policy event was $16.6 million and $2.3 million, respectively. Revenue changes from maturity events of $14.3 million over the three month comparable prior period resulted from both an increase in the face value of maturities as well as the maturity of less seasoned policies in the current period.

The face value of matured policies was $80.9 million and $50.1 million in the nine months ended September 30, 2019 and 2018, respectively, reflecting an increase of face value of matured policies of $30.8 million. The resulting revenue recognized at matured policy event was $49.3 million and $20.2 million, respectively. Revenue changes from maturity events of $29.1 million over the nine month comparable prior period resulted from both an increase in the face value of maturities as well as the maturity of less seasoned policies in the current period.

Net revenue charges (gains) from change in life expectancy evaluation were $0 and ($0.1) million during the three months ended and $0 and $4.8 million during the nine months ended September 30, 2019 and 2018, respectively. Activity attributable to changes in life expectancy valuation resulted in a net revenue decrease of $0.1 million for the three months ended and a net revenue increase of $4.9 million for the nine months ended September 30, 2019 over the comparable prior period of 2018.

Revenue from changes in estimated probabilistic cash flows, net of premiums paid was $0.7 million and $4.3 million during the three months ended and $3.1 million and $15.8 million for the nine months ended September 30, 2019 and 2018, respectively. Decreases in both the three and nine month periods resulted from increased premium costs and lower accretion resulting from lower discount rates in the current period.

The face value of policies purchased was $3.2 million and $120.4 million in the three months ended and $96.3 million and $333.1 million for the nine months ended September 30, 2019 and 2018, respectively, reflecting a decrease of face value purchased of $117.2 million and $236.8 million in the three and nine month current periods. The resulting unrealized gain on acquisition was $0.5 million and $9.0 million for the three months ended and $6.8 million and $21.8 million for the nine months ended September 30, 2019 and 2018, reflecting a decrease of $8.5 million and $15.0 million in the respective current periods. Decreased unrealized gain on acquisition in the current periods are the result of fewer purchases of life insurance resulting from changes in capital allocation in our business.

The discount rate used to calculate the fair value of our life insurance policies was 8.25% at September 30, June 30, March 31, 2019 and December 31, 2018. The discount rate was 10.45% at September 30, June 30, March 31, 2018 and December 31, 2017. The discount rate was decreased in the fourth quarter of 2018 in connection with the implementation of our Longest Life Expectancy methodology. We believe this methodology should minimize future valuation fluctuations and improve our ability to finance and forecast future cash flows and revenues from our life insurance portfolio.

Interest and other income is comprised of interest from financing receivables, bank interest and other miscellaneous items. The decrease of revenue of ($0.8) million during the three months ended and increase of revenue of $5.4 million during the nine months ended September 30, 2019 compared to the same periods of 2018 were primarily driven by the interest income earned on the financing receivables from Beneficient.

Expenses.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Increase/ Decrease	2019	2018	Increase/ Decrease
Interest expense (including amortization of deferred financing costs)(1)	$28,290,000	$21,799,000	$6,491,000	$83,752,000	$55,011,000	$28,741,000
Employee compensation and benefits(2)	9,137,000	5,549,000	3,588,000	21,085,000	12,527,000	8,558,000
Legal and professional expenses(3)	2,594,000	1,422,000	1,172,000	10,263,000	3,751,000	6,512,000
Other expenses(4)	3,549,000	2,689,000	860,000	12,315,000	8,262,000	4,053,000
Total expenses	$43,570,000	$31,459,000	$12,111,000	$127,415,000	$79,551,000	$47,864,000

(1)	Increase in interest expense is primarily due to the increase in the average debt outstanding from $996.6 million and $803.4 million during the three and nine months ended September 30, 2018 to $1.314 billion and $1.283 billion in the same periods of 2019, contributing $6.5 million and $28.7 million of additional interest expense in the three and nine month current periods.

(2)	Increase in employee compensation and benefit costs of $3.6 million for the three months ended September 30, 2019 over the comparable prior period in 2018 primarily result from $1.9 million of performance share unit expense resulting from the Purchase and Contribution Transaction, $1.1 million increase in wages and incentive expense and $0.6 million in commission expense. Increase in employee compensation and benefit costs of $8.6 million for the nine months ended September 30, 2019 over the comparable prior period in 2018 primarily result from $4.5 million of performance share unit expense resulting from the Purchase and Contribution Transaction, $2.6 million increase in wages and incentive expense and $1.5 million in commission expense.

(3)	Increases in both the three and nine month periods ended September 30, 2019 over the comparable periods in 2018 are the result of higher legal and audit fees associated with the Beneficient Transactions and other professional services, along with higher Board compensation costs.

(4)	Increases in other expense costs for the three and nine months ended September 30, 2019 over the comparable periods in 2018 result from increased insurance and excess tail insurance coverage purchased in connection with the Purchase and Contribution Transaction as well as increases in contract labor and information technology costs. See Note 18 to the condensed consolidated financial statements for the detailed breakdown of other expenses.

Insurtech Initiatives

We incurred expenses of $0.7 million and $1.2 million during the three months ended September 30, 2019 and 2018, respectively, and $4.9 million and $2.9 million during the nine month ended September 30, 2019 and 2018, respectively, in furtherance of our insurtech initiatives, which we believe are potentially transformational. These expenses are primarily related to the development of intellectual property surrounding advanced epigenetic testing technology. On November 11, 2019, GWG contributed the common stock and membership interests of its wholly owned Life Epigenetics.and youSurance subsidiaries to a legal entity, InsurTech Holdings, LLC (“InsurTech Holdings”) in exchange for a membership interest in InsurTech Holdings. Although we currently own 100% of InsurTech Holding’s equity, we do not have a controlling financial interest in InsurTech Holdings because the managing member has substantive participating rights. Therefore, we will account for our ownership interest in InsurTech Holdings as an equity method investment.

Deferred Income Taxes

Under ASC 740, Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established for deferred tax assets that are not considered “more likely than not” to be realized. Realization of deferred tax assets depends upon having sufficient past or future taxable income in periods to which the deductible temporary differences are expected to be recovered or within any applicable carryback or carryforward periods. After assessing the realization of the net deferred tax assets, we believe there is substantial uncertainty that our net deferred tax asset will be realized during the applicable carryforward period. As such, a valuation allowance has been established against the total net deferred tax asset as of September 30, 2019 and December 31, 2018.

Income Tax Expense

We realized a net income tax benefit of $0 for both the three and nine months ended September 30, 2019 and 2018. The effective rate was 0% for both the three and nine months ended September 30, 2019 and 2018.

The following table provides a reconciliation of our income tax expense at the statutory federal tax rate to our actual income tax expense:

	Three Months Ended				Nine Months Ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
Statutory federal income tax (benefit)	$(4,485,000)	21.0%	$(2,234,000)	21.0%	$(11,755,000)	21.0%	$(4,173,000)	21.0%
State income taxes (benefit), net of federal benefit	(1,322,000)	6.2%	(866,000)	8.1%	(4,103,000)	7.3%	(1,558,000)	7.8%
Valuation allowance	4,697,000	(22.0)%	3,215,000	(30.2)%	15,025,000	(26.8)%	5,783,000	(29.1)%
Other permanent differences	1,110,000	(5.2)%	(115,000)	1.1%	833,000	(1.5)%	(52,000)	0.3%
Total income tax expense (benefit)	$-	0.0%	$-	0.0%	$-	0.0%	$-	0.0%

The most significant temporary differences between GAAP net income (loss) and taxable net income (loss) are the treatment of interest costs, policy premiums and servicing costs with respect to the acquisition and maintenance of the life insurance policies and revenue recognition with respect to the fair value of the life insurance portfolio.

Revenue and Earnings before Tax by Reportable Segment — Three and Nine Months Ended September 30, 2019 Compared to the Same Period in 2018

Comparison of revenue by reportable segment for the periods indicated is as follows:

	Three Months Ended September 30,
Revenue:	2019	2018	Increase/ (Decrease)
Secondary Life Insurance	$18,238,000	$16,388,000	$1,850,000
Investment in Beneficient	3,709,000	4,284,000	(575,000)
Corporate & Other	264,000	265,000	(1,000)
Total	$22,211,000	$20,937,000	$1,274,000

	Nine Months Ended September 30,
Revenue:	2019	2018	Increase/ (Decrease)
Secondary Life Insurance	$61,199,000	$55,054,000	$6,145,000
Investment in Beneficient	9,723,000	4,284,000	5,439,000
Corporate & Other	516,000	456,000	60,000
Total	$71,438,000	$59,794,000	$11,644,000

The primary drivers of the changes for the three and nine months ended September 30, 2019 compared to the same period in 2018 were as follows:

●	Secondary Life Insurance revenue increased by $1.9 million for the three months ended September 30, 2019 over the comparable period in 2018 primarily as a result of $2.5 million increased premium costs, $8.5 million lower unrealized gains on acquisitions and $1.2 million lower change in estimated probabilistic cash flows, partially offset by $14.3 million higher revenue recognized on life insurance policy maturities. Secondary Life Insurance revenue increased by $6.1 million for the nine months ended September 30, 2019 over the comparable period in 2018 primarily as a result of $29.1 million higher revenue recognized on life insurance policy maturities and $4.9 lower charges on life expectancy evaluation updates, partially offset by $9.4 million increased premium costs, $15.0 million lower unrealized gain on acquisition and $3.3 million lower change in estimated probabilistic cash flows in the current period.

●	Investment in Beneficient revenue for the three and nine months ended September 30, 2019 represents interest income on $192 million of financing receivables resulting from the Exchange Transaction with Beneficient in the third and fourth quarters of 2018. Also included is interest income from the loan executed with the LiquidTrust Borrowers in June 2019. See Note 6 to the condensed consolidated financial statements regarding our financing receivables with affiliates.

Comparison of earnings before tax by reportable segment for the periods indicated:

	Three Months Ended September 30,
Segment Earnings Before Tax:	2019	2018	Increase/ (Decrease)
Secondary Life Insurance	$(9,169,000)	$(4,932,000)	$(4,237,000)
Investment in Beneficient	(2,214,000)	—	(2,214,000)
Corporate & Other	(9,020,000)	(5,590,000)	(3,430,000)
Total	$(20,403,000)	$(10,522,000)	$(9,881,000)

	Nine Months Ended September 30,
Segment Earnings Before Tax:	2019	2018	Increase/ (Decrease)
Secondary Life Insurance	$(19,792,000)	$(4,256,000)	$(15,536,000)
Investment in Beneficient	(11,286,000)	—	(11,286,000)
Corporate & Other	(25,270,000)	(15,502,000)	(9,768,000)
Total	$(56,348,000)	$(19,758,000)	$(36,590,000)

The primary drivers of the change for the three months ended September 30, 2019 compared to the same period in 2018 were as follows:

●	Secondary Life Insurance decreased by $4.2 million due to the following:

●	Increase in interest expense of $3.9 million as a result of higher average debt outstanding.

●	$2.1 million increase in the gain on life insurance policies, net as described above in the discussion of consolidated results.

●	An increase in operating expenses of $2.2 million, primarily resulting from higher compensation costs, higher professional fees and insurance costs.

●	Investment in Beneficient results in 2019 primarily consisted of interest income of $3.7 million from financing receivables, offset by $6.9 million of interest expense on the Seller Trust L Bonds issued to finance the Exchange Transaction and $1.0 million of equity method earnings of Beneficient.

●	Corporate and Other operating loss increased primarily due to a $0.2 million increase in investments in insurtech initiatives, and a $3.2 million increase in other corporate costs, including professional fees, insurance and incentive costs.

The primary drivers of the change for the nine months ended September 30, 2019 compared to the same period in 2018 were as follows:

●	Secondary Life Insurance decreased by $15.5 as a result of the following:

●	Increase in interest expense of $12.4 million as a result of higher average debt outstanding in 2019.

●	$6.3 million increase in the gain on life insurance policies, net as described above in the discussion of consolidated results of operations.

●	An increase in operating expenses of $9.3 million, primarily resulting from higher compensation costs, higher professional fees and insurance costs.

●	Investment in Beneficient results in 2019 primarily consisted of interest income of $9.7 million from financing receivables, offset by $20.6 million of interest expense on the Seller Trust L Bonds issued to finance the Exchange Transaction and a $0.4 million loss from equity method earnings of Beneficient.

●	Corporate and Other operating loss increased primarily due to a $2.7 million increase in investments in insurtech initiatives, and a $7.1 million increase in other corporate costs, including professional fees, insurance and incentive costs.

Liquidity and Capital Resources

We finance our businesses through a combination of life insurance policy benefit receipts, dividends and interest on investments, equity offerings, debt offerings and our senior credit facility with LNV Corporation. We have traditionally used proceeds from these sources for policy acquisition, policy premiums and servicing costs, working capital and financing expenditures including paying principal, interest and dividends.

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

As of September 30, 2019 and December 31, 2018, we had approximately $91.3 million and $141.9 million, respectively, in combined available cash, cash equivalents, restricted cash and policy benefits receivable.

Additional future borrowing base capacity for premiums and servicing costs, created as the premiums and servicing costs of pledged life insurance policies become due and by additional policy pledges to the facility, if any, exists under our senior credit facility with LNV Corporation. We also obtain borrowing base capacity through the offering of our L Bonds, subject to our ability to offer and sell L Bonds. The senior credit facility with LNV Corporation has certain financial and nonfinancial covenants. Due to our failure to deliver GWG Life, LLC audited financial statements for 2018 to LNV Corporation within 90 days after the end of the year, and our failure to comply with a similar requirement to issue GWG Life, LLC unaudited financial statements to LNV Corporation for the first quarter of 2019 within 45 days after March 31, 2019, we were in violation of our debt covenants as of June 30, 2019. CLMG Corp., as administrative agent for LNV Corporation, issued a forbearance extending the delivery date for these financial statements until July 22, 2019. The covenant violations were cured during the forbearance period. We were in compliance with the debt covenants as of September 30, 2019 and are in compliance as of the filing date of this report.

On August 10, 2018, we issued $50 million of Series B in connection with the Initial Transfer of the Exchange Transaction. Approximately half of the proceeds from this sale were distributed to common shareholders pursuant to a special dividend paid on September 5, 2018 to shareholders of record on August 27, 2018. The remaining amount was expected to be utilized primarily for our insurtech initiatives. As noted in the subsequent events footnote to our condensed consolidated financial statements, on November 11, 2019, GWG contributed the common stock and membership interests of its wholly owned Life Epigenetics and youSurance subsidiaries to a legal entity, InsurTech Holdings in exchange for a membership interest in the entity. In connection with the transaction, GWG contributed $1.25 million in cash to InsurTech Holdings and is committed to contribute an additional $18.75 million to the entity over the next two years. We do not expect to issue any additional Series B.

We heavily rely on our L Bond offering to fund our business operations. As described elsewhere in this report, we suspended our offering on May 1, 2019 due to our delinquency in filing certain periodic reports with the SEC. After regaining compliance with our SEC reporting obligations, we recommenced our offering of L Bonds on August 8, 2019. If we are forced to suspend our L Bond offering in the future for any significant additional length of time and we are unable to obtain replacement financing, our business would be adversely impacted and our ability to service and repay our debt obligations, much of which is short term, would be compromised, thereby negatively affecting our business prospects and viability.

Financings Summary

We had the following outstanding debt balances as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
Issuer/Borrower	Principal Amount Outstanding	Weighted Average Interest Rate	Principal Amount Outstanding	Weighted Average Interest Rate
GWG DLP Funding IV, LLC – LNV senior credit facility (see Note 9)	$140,497,000	9.72%	$158,209,000	10.45%
GWG Holdings, Inc. – L Bonds (see Note 10)	842,948,000	7.14%	662,152,000	7.10%
GWG Holdings, Inc. – Seller Trust L Bonds (see Note 11)	366,892,000	7.50%	366,892,000	7.50%
Total	$1,350,337,000	7.51%	$1,187,253,000	7.67%

The table below reconciles the face amount of our outstanding debt to the carrying value shown on our balance sheets:

	September 30, 2019	December 31, 2018
Senior credit facility with LNV Corporation
Face amount outstanding	$140,497,000	$158,209,000
Unamortized selling costs	(8,779,000)	(9,231,000)
Carrying amount	$131,718,000	$148,978,000

L Bonds and Seller Trust L Bonds:
Face amount outstanding	$1,209,840,000	$1,029,044,000
Subscriptions in process	19,901,000	13,467,000
Unamortized selling costs	(32,507,000)	(24,216,000)
Carrying amount	$1,197,234,000	$1,018,295,000

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

In January 2015, we began publicly offering up to $1.0 billion of L Bonds as a follow-on to our earlier $250.0 million public debt offering. In January 2018, we began publicly offering up to $1.0 billion L Bonds as a follow-on to our earlier L Bond offering. Through September 30, 2019, the total amount of L Bonds sold under these two L Bond offerings, including renewals, was $1.5 billion. As of September 30, 2019 and December 31, 2018, respectively, we had approximately $842.9 million and $662.1 million in principal amount of L Bonds outstanding (exclusive of Seller Trust L Bonds).

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

The weighted-average interest rate of our outstanding L Bonds (excluding the Seller Trust L Bonds) as of September 30, 2019 and December 31, 2018 was 7.14% and 7.10%, respectively, and the weighted-average maturity at those dates was 3.14 and 2.83 years, respectively. Our L Bonds have renewal features. Since we first issued our L Bonds, we have experienced $616.1 million in maturities, of which $326.6 million has renewed through September 30, 2019 for an additional term. This has provided us with an aggregate renewal rate of approximately 53.0% for investments in these securities.

Future contractual maturities of L Bonds and Seller Trust L Bonds at September 30, 2019 are as follows:

Years Ending December 31,	L Bonds
Three months ending December 31, 2019	$29,267,000
2020	158,475,000
2021(1)	541,361,000
2022	125,086,000
2023	72,640,000
2024	92,488,000
Thereafter	190,523,000
$1,209,840,000

(1)	After the second anniversary of the Final Closing, the holders of the Seller Trust L Bonds will have the right to cause GWG to repurchase, in whole but not in part, the Seller Trust L Bonds held by such holder within 45 days. As such, while the maturity date of the $366,892,000 of Seller Trust L Bonds is in August 2023, their contractual maturity is reflected in 2021, as that is the first period in which they could become payable. The repurchase may be paid, at GWG’s option, in the form of cash, a pro rata portion of (i) the outstanding principal amount and accrued and unpaid interest under the Commercial Loan Agreement and (ii) BEN LP common units, or a combination of cash and such property.

The L Bonds and the Seller Trust L Bonds are secured by all of our assets and are subordinate to our senior credit facility with LNV Corporation.

On September 27, 2017, we entered into a $300 million amended and restated senior credit facility with LNV Corporation in which DLP IV is the borrower. As of September 30, 2019, we had approximately $140.5 million outstanding under the senior credit facility. On November 1, 2019, we entered into a second amended and restated senior credit facility, which replaced the prior agreement governing the facility. A description of the agreement governing our second amended and restated senior credit facility is set forth below under the caption “Senior Credit Facility with LNV Corporation.” We intend to use the proceeds from this facility to maintain our portfolio of life insurance policies, for liquidity and for general corporate purposes.

We expect to meet our ongoing operational capital needs for alternative asset investments, policy premiums and servicing costs, working capital and financing expenditures including paying principal, interest and dividends through a combination of the receipt of policy benefits from our portfolio of life insurance policies, net proceeds from our L Bond offering, dividends and interest from investments (primarily our investments in Beneficient), and funding available from our senior credit facility with LNV Corporation. We estimate that our liquidity and capital resources are sufficient for our current and projected financial needs for at least the next twelve months given current assumptions. However, if we are unable to continue our L Bond offering for any reason, and we are unable to obtain capital from other sources, our business will be materially and adversely affected. In addition, our business will be materially and adversely affected if we do not receive the policy benefits we forecast and if holders of our L Bonds fail to renew with the frequency we have historically experienced. In such a case, we could be forced to sell our investments in life insurance policies to service or satisfy our debt-related and other obligations. A sale under such circumstances may result in significant impairment of the recognized value of our portfolio.

Capital expenditures have historically not been material and we do not anticipate making material capital expenditures in 2019 or beyond.

Alternative Assets and Secured Indebtedness

At September 30, 2019, the fair value of our investments in life insurance policies of $807.5 million plus our cash balance of $65.7 million, restricted cash balance of $8.2 million, life insurance policy benefits receivable of $17.4 million, and other assets of $662.2 million (which are mostly related to our investment in BEN LP and our financing receivables from affiliates) totaled $1,561.0 million, representing an excess of portfolio assets over secured indebtedness of $210.7 million. At December 31, 2018, the fair value of our investments in life insurance policies of $747.9 million plus our cash balance of $114.6 million, restricted cash balance of $10.8 million, life insurance policy benefits receivable of $16.5 million, and other assets of $591.0 million totaled $1,480.8 million, representing an excess of portfolio assets over secured indebtedness of $293.6 million.

The following forward-looking table seeks to illustrate the impact that a hypothetical sale of our portfolio of life insurance assets (at various discount rates), and the realization of the financing receivables from affiliates, equity method investment in BEN LP (a substantial majority of the net assets of which are currently represented by intangible assets and goodwill) and equity security investment in the Option Agreement (in each case, at their respective carrying amounts and assuming no discount for lack of marketability or transaction costs, which could be substantial) would have on our ability to satisfy our debt obligations as of September 30, 2019. In all cases, the sale of the life insurance assets owned by DLP IV will be used first to satisfy all amounts owing under our senior credit facility with LNV Corporation. The net sale proceeds remaining after satisfying all obligations under our senior credit facility with LNV Corporation would be applied to the L Bonds and Seller Trust L Bonds on a pari passu basis.

Life Insurance Portfolio

Discount Rate	10%	12%	14%	15%
Value of life insurance portfolio	$738,285,000	$671,326,000	$614,721,000	$589,632,000
Cash, cash equivalents and policy benefits receivable	91,254,000	91,254,000	91,254,000	91,254,000
Other assets(2)	662,229,000	662,229,000	662,229,000	662,229,000
Total assets	1,491,768,000	1,424,809,000	1,368,204,000	1,343,115,000
Senior credit facility	140,497,000	140,497,000	140,497,000	140,497,000
Net after senior credit facility	1,351,271,000	1,284,312,000	1,227,707,000	1,202,618,000
L Bonds(1)	1,209,840,000	1,209,840,000	1,209,840,000	1,209,840,000
Net remaining	$141,431,000	$74,472,000	$17,867,000	$(7,222,000)
Impairment to L Bonds	No impairment	No impairment	No impairment	Impairment

(1)	Amount represents L Bonds and Seller Trust L Bonds

(2)	Other assets includes equity method investment, financing receivables from affiliates and the equity security investment in the Option Agreement. Beneficient issued to GWG an option (the “Option Agreement”) to acquire the number of common units of BEN LP, interests or other property that would be received by a holder of the NPC-A Prime limited partnership interests of Beneficient Company Holdings, L.P., an affiliate of BEN LP.

The above table illustrates that our ability to fully satisfy amounts owing under the L Bonds and Seller Trust L Bonds would likely be impaired upon the sale or realization of the financing receivables from affiliates, equity method investment and equity security investment in the Option Agreement at their respective carrying amounts, plus all our life insurance assets at a price equivalent to a discount rate of approximately 14.70% or higher at September 30, 2019. At December 31, 2018, the likely impairment occurred at a discount rate of approximately 18.70% or higher. The discount rate used to calculate the fair value of our life insurance portfolio was 8.25% as of both September 30, 2019 and December 31, 2018.

The table does not include any allowance for transactional fees and expenses (which expenses and fees could be substantial) nor any discount for lack of marketability associated with a portfolio sale or the realization of the financing receivables with affiliates, equity method investment and equity security investment in the Option Agreement, respectively, and is provided to demonstrate how various discount rates used to value our portfolio of life insurance assets could affect our ability to satisfy amounts owing under our debt obligations in light of our senior secured lender’s right to priority payments under our senior credit facility with LNV Corporation.

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

Amendment of Credit Facility with LNV Corporation

Effective November 1, 2019, DLP IV entered into a second amended and restated senior credit facility with LNV Corporation. The second amended and restated senior credit facility makes available a total of up to $300,000,000 in credit to DLP IV with a maturity date of September 27, 2029. Subject to available borrowing base capacity, additional advances are available under the second amended and restated senior credit facility at the LIBOR rate described below. Such advances are available to pay premiums and servicing costs of pledged life insurance policies as such amounts become due. Interest will accrue on amounts borrowed under the second amended and restated senior credit facility at an annual interest rate, determined as of each date of borrowing or quarterly if there is no borrowing, equal to (a) 12-month LIBOR, plus (b) 7.50% per annum. The effective rate at September 30, 2019 was 9.68%. Interest payments are made on a quarterly basis.

Under the second amended and restated senior credit facility, DLP IV has granted the administrative agent, for the benefit of the lenders under the facility, a security interest in all of DLP IV’s assets. As with prior collateral arrangements relating to the senior secured debt of GWG Holdings and its subsidiaries (on a consolidated basis), GWG Life’s excess equity value of DLP IV after satisfying all amounts owing under our second amended and restated credit facility is available as collateral for the obligations of GWG Holdings under the L Bonds and Seller Trust L Bonds (although the life insurance assets owned by DLP IV do not themselves serve as direct collateral for those obligations).

We are subject to various financial and non-financial covenants under the second amended and restated senior credit facility with LNV Corporation, including, but not limited to, compliance with laws, preservation of existence, financial reporting, keeping of proper books of record and account, payment of taxes, and ensuring that neither DLP IV nor GWG Life become an investment company. Due to our failure to deliver GWG Life audited financial statements for 2018 to LNV Corporation within 90 days after the end of the year, and our failure to comply with a similar requirement to issue GWG Life, LLC unaudited financial statements to LNV Corporation for the first quarter of 2019 within 45 days after March 31, 2019, we were in violation of our debt covenants as of June 30, 2019. CLMG Corp., as administrative agent for LNV Corporation, issued a forbearance extending the delivery date for these financial statements until July 22, 2019. The covenant violations were cured during the forbearance period and we were in compliance with the debt covenants as of September 30, 2019.

Cash Flows

Interest and Dividend Payments

We finance our businesses through a combination of life insurance policy benefit receipts, dividends and interest on investments (primarily our investments in Beneficient), equity offerings, debt offerings and our senior credit facility with LNV Corporation. We have historically relied on debt (L Bonds and our senior credit facility with LNV Corporation) and equity (preferred stock) financing for the majority of our cash expenditures (for policy acquisition, policy premiums and servicing costs, working capital and financing expenditures including paying principal and interest on existing debt) as the amount of cash flows from the realization of life insurance policy benefits and cash flows from our other investments has been insufficient to meet all of our needs. This has resulted in the Company incurring substantial indebtedness (much of it being of a short term nature) and, to a lesser extent, obligations to make dividend payments on our classes of preferred stock.

Our total interest expense of $28.3 million and $21.8 million for the three months ended, and $83.8 million and $55.0 million for the nine months ended September 30, 2019 and 2018, respectively, represent the largest single line item of expense in each period. Preferred stock cash dividends were $4.2 and $4.3 million for the three months ended, and $12.8 million and $12.4 million for the nine months ended September 30, 2019 and 2018, respectively. While reducing our cost of funds and increasing our common equity base (at valuations accretive to our book value) are primary goals of the Company, until we do so we will continue to expend significant amounts of cash for interest and dividend payments and will thus continue to rely heavily on our ability to raise cash from our L Bond offering, senior credit facility with LNV Corporation and other means as they are developed and available.

Life Insurance Policy Premium Payments

The payment of premiums and servicing costs to maintain life insurance policies represents one of our most significant requirements for cash disbursement. When a policy is purchased, we are able to calculate the minimum premium payments required to maintain the policy in-force. Over time as the insured ages, premium payments will increase. Nevertheless, the probability we will be required to pay the premiums decreases as mortality becomes more likely. These scheduled premiums and associated probabilities are factored into our expected internal rate of return and cash-flow modeling. Beyond premiums, we incur policy servicing costs, including annual trustee, policy administration and tracking costs. Additionally, we incur significant financing costs, including principal, interest and dividends. Both policy servicing costs and financing costs are excluded from our internal rate of return calculations. We finance our businesses through a combination of life insurance policy benefit receipts, dividends and interest on other investments, equity offerings, debt offerings, and advances under our senior credit facility with LNV Corporation.

The amount of payments for anticipated premiums, including the requirement under our senior credit facility with LNV Corporation to maintain a two month cost-of-insurance threshold within each policy cash value account, and servicing costs that we will be required to make over the next five years to maintain our current portfolio, assuming no mortalities, is set forth in the table below.

Years Ending December 31,	Premiums	Servicing	Total
Three months ending December 31, 2019	$16,553,000	$430,000	$16,983,000
2020	76,305,000	1,719,000	78,024,000
2021	88,684,000	1,719,000	90,403,000
2022	101,706,000	1,719,000	103,425,000
2023	113,838,000	1,719,000	115,557,000
2024	123,793,000	1,719,000	125,512,000
	$520,879,000	$9,025,000	$529,904,000

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

Quarter End Date	Portfolio Face Amount	12-Month Trailing Benefits Realized	12-Month Trailing Premiums Paid	12-Month Trailing Benefits/Premium Coverage Ratio
March 31, 2015	$754,942,000	$46,675,000	$23,786,000	196.2%
June 30, 2015	806,274,000	47,125,000	24,348,000	193.5%
September 30, 2015	878,882,000	44,482,000	25,313,000	175.7%
December 31, 2015	944,844,000	31,232,000	26,650,000	117.2%
March 31, 2016	1,027,821,000	21,845,000	28,771,000	75.9%
June 30, 2016	1,154,798,000	30,924,000	31,891,000	97.0%
September 30, 2016	1,272,078,000	35,867,000	37,055,000	96.8%
December 31, 2016	1,361,675,000	48,452,000	40,239,000	120.4%
March 31, 2017	1,447,558,000	48,189,000	42,753,000	112.7%
June 30, 2017	1,525,363,000	49,295,000	45,414,000	108.5%
September 30, 2017	1,622,627,000	53,742,000	46,559,000	115.4%
December 31, 2017	1,676,148,000	64,719,000	52,263,000	123.8%
March 31, 2018	1,758,066,000	60,248,000	53,169,000	113.3%
June 30, 2018	1,849,079,000	76,936,000	53,886,000	142.8%
September 30, 2018	1,961,598,000	75,161,000	55,365,000	135.8%
December 31, 2018	2,047,992,000	71,090,000	52,675,000	135.0%
March 31, 2019	2,098,428,000	87,045,000	56,227,000	154.8%
June 30, 2019	2,088,445,000	82,421,000	59,454,000	138.6%
September 30, 2019	2,064,156,000	101,918,000	61,805,000	164.9%

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

Off-Balance Sheet Arrangements

None.

Credit Risk

We review the credit risk associated with our portfolio of life insurance policies when estimating its fair value. In evaluating the policies’ credit risk, we consider insurance company solvency, credit risk indicators, economic conditions, ongoing credit evaluations, and company positions. We attempt to manage our credit risk related to life insurance policies typically by purchasing policies issued only from companies with an investment-grade credit rating by either Standard & Poor’s, Moody’s, or A.M. Best Company. As of September 30, 2019, 95.8% of our life insurance policies, by face value benefits, were issued by companies that maintained an investment-grade rating (BBB or better) by Standard & Poor’s.

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

	September 30,	December 31,
	2019	2018
Life insurance portfolio policy benefits	$2,064,156,000	$2,047,992,000
Discount rate of future cash flows(1)	7.51%	7.75%
Net present value of life insurance portfolio policy benefits	$840,381,000	$770,074,000
All cash and cash equivalents (including restricted cash)	73,885,000	125,436,000
Life insurance policy benefits receivable (net of allowance)	17,369,000	16,461,000
Other assets(2)	662,229,000	591,048,000
Total Coverage	$1,593,864,000	$1,503,019,000

Senior credit facility with LNV Corporation	$140,497,000	$158,209,000
L Bonds and Seller Trust L Bonds	1,209,840,000	1,029,044,000
Total Indebtedness	$1,350,337,000	$1,187,253,000

Debt Coverage Ratio	84.72%	78.99%

(1)	Weighted-average interest rate paid on indebtedness, excluding that of Seller Trust L Bonds.

(2)	The Total Coverage amount as of September 30, 2019 includes “other assets” of GWG Holdings as reflected on its most recently available balance sheet prepared in accordance with GAAP. The definition of the Debt Coverage Ratio was defined in Amendment No. 1 to the Amended and Restated Indenture entered into as of March 27, 2018.

As of September 30, 2019 and December 31, 2018, we were in compliance with the Debt Coverage Ratio.

Portfolio Information

Our portfolio of life insurance policies, owned by our subsidiaries as of September 30, 2019, is summarized below:

Life Insurance Portfolio Summary

Total life insurance portfolio face value of policy benefits	$2,064,156,000
Average face value per policy	$1,758,000
Average face value per insured life	$1,887,000
Average age of insured (years)*	82.3
Average life expectancy estimate (years)*	7.3
Total number of policies	1,174
Number of unique lives	1,094
Demographics	74% Male; 26% Female
Number of smokers	45
Largest policy as % of total portfolio face value	0.64%
Average policy as % of total portfolio face value	0.09%
Average annual premium as % of face value	3.2%

*	Averages presented in the table are weighted averages.

Our portfolio of life insurance policies, owned by our subsidiaries as of September 30, 2019, organized by the insured’s current age and the associated number of policies and policy benefits, is summarized below:

Distribution of Policies and Policy Benefits by Current Age of Insured

				Percentage of Total
Min Age	Max Age	Number of Policies	Policy Benefits	Number of Policies	Policy Benefits	Wtd. Avg. LE (Years)
95	101	18	$36,052,000	1.5%	1.8%	2.2
90	94	145	284,908,000	12.4%	13.8%	3.3
85	89	249	587,733,000	21.2%	28.5%	5.1
80	84	251	456,526,000	21.4%	22.1%	7.9
75	79	223	341,449,000	19.0%	16.5%	9.8
70	74	214	284,739,000	18.2%	13.8%	11.1
60	69	74	72,749,000	6.3%	3.5%	11.6
Total		1,174	$2,064,156,000	100.0%	100.0%	7.3

Our portfolio of life insurance policies, owned by our subsidiaries as of September 30, 2019, organized by the insured’s estimated life expectancy estimates and associated policy benefits, is summarized below:

Distribution of Policies by Current Life Expectancies of Insured

				Percentage of Total
Min LE (Months)	Max LE (Months)	Number of Policies	Policy Benefits	Number of Policies	Policy Benefits
1	47	274	$427,375000	23.4%	20.7%
48	71	227	420,572,000	19.3%	20.4%
72	95	222	402,460,000	18.9%	19.5%
96	119	189	322,231,000	16.1%	15.6%
120	143	130	231,096,000	11.1%	11.2%
144	179	101	178,008,000	8.6%	8.6%
180	246	31	82,414,000	2.6%	4.0%
Total		1,174	$2,064,156,000	100.0%	100.0%

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

The average yield to maturity of publicly traded life insurance company bonds data we consider as inputs to our life insurance portfolio valuation process was 2.80% as of September 30, 2019. We believe that this reflects, in part, the financial market’s judgment that credit risk is low with regard to these carriers’ financial obligations. The obligations of life insurance carriers to pay life insurance policy benefits ranks senior to all of their other financial obligations, including the senior bonds they issue. As of September 30, 2019, approximately 95.8% of the face value of policy benefits in our life insurance portfolio were issued by insurance companies with investment-grade credit ratings from Standard & Poor’s.

As of September 30, 2019, our ten largest life insurance company credit exposures and the Standard & Poor’s credit rating of their respective financial strength and claims-paying ability is set forth below:

Distribution of Policy Benefits by Top 10 Insurance Companies

Rank	Policy Benefits	Percentage of Policy Benefit Amount	Insurance Company	Ins. Co. S&P Rating
1	$289,492,000	14.2%	John Hancock Life Insurance Company	AA-
2	231,578,000	11.5%	Lincoln National Life Insurance Company	AA-
3	219,801,000	10.6%	AXA Equitable Life Insurance Company	A+
4	195,849,000	9.6%	Transamerica Life Insurance Company	AA-
5	120,332,000	5.8%	Metropolitan Life Insurance Company	AA-
6	97,918,000	4.8%	American General Life Insurance Company	A+
7	85,998,000	4.2%	Pacific Life Insurance Company	AA-
8	70,258,000	3.4%	Security Life of Denver Insurance Company	A+
9	69,976,000	3.4%	ReliaStar Life Insurance Company	A+
10	62,095,000	3.1%	Massachusetts Mutual Life Insurance Company	AA+
	$1,443,297,000	70.6%

ITEM 4.	CONTROLS AND PROCEDURES.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934) as of September 30, 2019 (the end of the period covered by this report). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, due to material weaknesses in internal control over financial reporting described in Part II, Item 9A of our 2018 Annual Report on Form 10-K for the year ended December 31, 2018, our disclosure controls and procedures were not effective as of September 30, 2019.

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

Director Resignations; Reduction in Board Size

As a result of discussions among members of the Board of Directors (the “Board”) of GWG Holdings, and based in part on a determination that a Board comprised of fewer directors would facilitate that Board’s ability to oversee future Company activities in an efficient and effective manner, Messrs. Richard W. Fisher, David H. Glaser, Sheldon I. Stein and Bruce E. Zimmerman resigned from the Board and the size of the Board was reduced from 14 to ten directors.

Certificates of Correction of Certificates of Designation of Redeemable Preferred Stock and Series 2 Redeemable Preferred Stock

On November 13, 2019, the Company filed with the Secretary of State of the State of Delaware certificates of correction (the “Certificates of Correction”) of the Company’s Certificates of Designation of its Redeemable Preferred Stock and Series 2 Redeemable Preferred Stock (the “Certificates of Designation”). The Certificates of Correction correct inaccuracies in the liquidation preferences of the Company’s Redeemable Preferred Stock and Series 2 Redeemable Preferred Stock that were set forth in the Certificates of Designation. Copies of the Certificates of Correction of the Certificates of Designation of Redeemable Preferred Stock and Series 2 Redeemable Preferred Stock are attached as Exhibits 3.1 and 3.2, respectively, to this report, and are incorporated herein by reference.

Amendment to Purchase and Contribution Agreement

On October 25, 2019, the parties to the Purchase and Contribution Agreement entered into an amendment thereto (the “PCA Amendment”) extending the payment date for the cash consideration payable by BEN LP in respect of 2,500,000 shares of the Company’s common stock sold and transferred by Messrs. Jon and Steven Sabes in the Purchase and Contribution Transaction. The PCA Amendment also removed restrictions on BEN LP’s ability to use the proceeds of financing provided by the Company to pay such cash consideration. As required by the Purchase and Contribution Agreement, the Company, which is not a party thereto, consented to the PCA Amendment. Such consent was approved by a special committee of the Board of Directors of the Company composed solely of independent and disinterested directors of the Company. A copy of the PCA Amendment is attached as Exhibit 99.3 to this report and is incorporated herein by reference.

Operating Agreement of InsurTech Holdings, LLC

On September 13, 2019, the Company formed InsurTech Holdings, LLC, a wholly owned Delaware limited liability company (“InsurTech Holdings”). On November 1, 2019, the Company and InsurTech Management, LLC (“InsurTech Management”) entered into an Operating Agreement for InsurTech Holdings (the “Operating Agreement”). InsurTech Management, which is currently the only other party to the Operating Agreement, is a Delaware limited liability company owned and controlled by Jon Sabes, the Company’s former Chief Executive Officer.

Pursuant to the Operating Agreement, and in exchange for units representing limited liability company membership interests in InsurTech Holdings, the Company agreed to contribute to Insurtech Holdings 100% of the capital stock of Life Epigenetics Inc. and 100% of the membership interests of youSourance General Agency, LLC, all intellectual property related thereto, certain specified office equipment and other assets and cash in the amount of $1.25 million. The Company also agreed to make $18.75 million of additional cash contributions to the capital of InsurTech Holdings over the two year period commencing November 1, 2019. The Company has also agreed to allow InsurTech Holdings to remain in its current leased premises in Minneapolis, Minnesota rent free until June 30, 2020. Thereafter, InsurTech Holdings may elect to remain in such leased premises through the end of the Company’s existing lease term (approximately seven years), during which the Company will pay all lease and occupancy expenses. One-half of the present value of such lease and occupancy expenses will be credited toward and reduce the amount of the Company’s obligation to make future capital contributions.

The Operating Agreement provides that InsurTech Holdings will be managed by a three member board of managers (the “InsurTech Board”). The InsurTech Board will be comprised of two managers appointed by InsurTech Management, each of whom shall meet the independence criteria under the rules of the Nasdaq Stock Market. The third manager will be InsurTech Holdings’ Chief Executive Officer, who is currently Jon R. Sabes. With the exception of certain major decisions set forth in the Operating Agreement that require unanimous member consent, the InsurTech Board has authority to manage the business and affairs of InsurTech Holdings.

Operating and capital distributions will be made in the discretion of the InsurTech Board. Any such distributions will be paid first to the Company until the Company has received aggregate distributions in an amount equal to its unreturned capital contributions. Thereafter, 80% of distributable amounts will be paid to the Company and 20% will be paid to InsurTech Management.

2019 Annual Stockholders Meeting

The Company has scheduled its 2019 annual stockholders meeting (the “Annual Meeting”) to be held on Thursday, December 12, 2019, at 9:00 a.m., at 220 South Sixth Street, Suite 1200, Minneapolis, Minnesota 55402. Stockholders of record on November 12, 2019 will be entitled to vote at the Annual Meeting or any adjournments thereof.

In accordance with Rule 14a-5(f) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), proposals to be considered for inclusion in the Company’s proxy statement for the Annual Meeting pursuant to Rule 14a-8 promulgated under the Exchange Act must be received by the Company at its principal executive offices on or before November 20, 2019. Proposals must also comply with the applicable requirements of Rule 14a-8 of the Exchange Act regarding the inclusion of stockholder proposals in Company-sponsored proxy materials and other applicable laws. In addition, in order for a stockholder proposal made outside of Rule 14a-8 under the Exchange Act to be considered “timely” within the meaning of Rule 14a-4(c) of the Exchange Act, such proposal must be received by the Company at its principal executive offices on or before November 24, 2019. Proposals should be directed to the attention of the Corporate Secretary, 220 South Sixth Street, Suite 1200, Minneapolis, Minnesota 55402.

ITEM 6.	EXHIBITS

Exhibit
3.1	Certificate of Correction of Certificate of Designation of Redeemable Preferred Stock (filed herewith).
3.2	Certificate of Correction of Certificate of Designation of Series 2 Redeemable Preferred Stock (filed herewith).
31.1	Section 302 Certification of the Chief Executive Officer (filed herewith).
31.2	Section 302 Certification of the Chief Financial Officer (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.1	Letter from ClearLife Limited, dated November 1, 2019 (filed herewith).
99.2	Portfolio of Life Insurance Policies as of September 30, 2019 (filed herewith).
99.3	Amendment to Purchase and Contribution Agreement (filed herewith).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GWG HOLDINGS, INC.

Date: November 14, 2019	By:	/s/ Murray T. Holland
President and Chief Executive Officer

Date: November 14, 2019	By:	/s/ Timothy L. Evans
Chief Financial Officer

EXHIBIT INDEX

Exhibit
3.1	Certificate of Correction of Certificate of Designation of Redeemable Preferred Stock (filed herewith).
3.2	Certificate of Correction of Certificate of Designation of Series 2 Redeemable Preferred Stock (filed herewith).
31.1	Section 302 Certification of the Chief Executive Officer (filed herewith).
31.2	Section 302 Certification of the Chief Financial Officer (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.1	Letter from ClearLife Limited, dated November 1, 2019 (filed herewith).
99.2	Portfolio of Life Insurance Policies as of September 30, 2019 (filed herewith).
99.3	Amendment to Purchase and Contribution Agreement (filed herewith).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document