Form 10-K
period 2019-12-31
GWG Holdings, Inc.
filed 2020-03-27
CIK 1522690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-36615

GWG HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-2222607
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

325 North St. Paul Street, Suite 2650

Dallas, TX 75201

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

The aggregate market value of the registrant’s common stock held by non-affiliates was $21,845,565 as of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), based on a total of 2,878,352 shares of common stock held by non-affiliates and a closing price of $7.14 as reported on the Nasdaq Capital Market on June 28, 2019. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners, are or were, in fact, affiliates of the registrant.

As of March 24, 2020, GWG Holdings, Inc. had 33,035,249 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

GWG HOLDINGS, INC.

Index to Form 10-K

for the Fiscal Year Ended December 31, 2019

i

PART I

ITEM 1. BUSINESS.

Organizational Structure

Our business was originally organized in February 2006. We added our current parent holding company, GWG Holdings, Inc. (“GWG Holdings”), in March 2008, and in September 2014 we consummated an initial public offering of our common stock on The Nasdaq Capital Market where our stock trades under the ticker symbol “GWGH.”

GWG Holdings conducts its life insurance secondary market business through a wholly owned subsidiary, GWG Life, LLC (“GWG Life”), and GWG Life’s wholly owned subsidiaries, GWG Life Trust and GWG DLP Funding IV, LLC. GWG Holdings’ indirect interests in loans collateralized by cash flows from alternative assets are held by The Beneficient Company Group, L.P. (“Ben LP,” including all of the subsidiaries it may have from time to time — “Beneficient”) and its general partner, Beneficient Management, L.L.C. (“Beneficient Management”). As a result of the Investment and Exchange Agreements described in the section below entitled “The Beneficient Transaction”, GWG Holdings reported the results of Ben LP and its subsidiaries on a consolidated basis beginning on the transaction date of December 31, 2019. All of these entities are legally organized in the state of Delaware, other than GWG Life Trust, which is governed by the laws of the state of Utah. Unless the context otherwise requires or we specifically so indicate, all references in this report to “we,” “us,” “our,” “our Company,” “GWG,” or the “Company” refer to these entities collectively. Our headquarters are located in Dallas, Texas.

On November 11, 2019, GWG Holdings contributed the common stock and membership interests of its previously-wholly owned subsidiaries Life Epigenetics Inc. (“Life Epigenetics”) and youSurance General Agency, LLC (“youSurance”) to a legal entity, InsurTech Holdings, LLC (“InsurTech Holdings”) in exchange for a membership interest in InsurTech Holdings. On March 2, 2020, InsurTech Holdings changed its name to FOXO BioScience LLC. Although we currently own 100% of the equity of InsurTech Holdings, we do not have a controlling financial interest in InsurTech Holdings because the managing member has substantive participating rights. Therefore, we account for our ownership interest in InsurTech Holdings as an equity method investment. Life Epigenetics was formed to commercialize epigenetic technology for the longevity industry. youSurance seeks to offer life insurance directly to customers utilizing epigenetic technology.

Beneficient was formed in 2003 but began its alternative asset business in September 2017. Beneficient operates primarily through its subsidiaries, which provide Beneficient’s products and services. These subsidiaries include: (i) Beneficient Capital Company, L.L.C. (“BCC”), through which Beneficient offers loans and liquidity products; (ii) Beneficient Administrative and Clearing Company, L.L.C. (“BACC”), through which Beneficient provides services for fund and trust administration and plans to provide custody services; (iii) Pen Indemnity Insurance Company, LTD (“Pen”), through which Beneficient plans to offer insurance services; and (iv) Ben Markets Management Holdings, L.P., formerly called ACE Portal, L.L.C. (“ACE”), through which Beneficient plans to provide an online portal for direct access to Beneficient’s financial services and products.

Our Company

We are a financial services company committed to transforming the alternative asset industry with disruptive and innovative products and services. In 2018 and 2019 GWG consummated a series of transactions (as more fully described below) with Beneficient that has resulted in a significant reorientation of our business and capital allocation strategy towards an expansive and diverse exposure to alternative assets. As part of this reorientation, we also changed our Board of Directors and executive management team.

While we are continuing our work to maximize the value of our secondary life insurance business, we do not anticipate purchasing additional life insurance policies in the secondary market and have increased capital allocated toward providing liquidity to a broader range of alternative assets, primarily through investments in Beneficient. We believe Beneficient’s operations will generally produce higher risk-adjusted returns than those we can achieve from life insurance policies acquired in the secondary market. Furthermore, although we believe that our portfolio of life insurance policies is a meaningful component of a growing diversified alternative asset portfolio, we continue to explore strategic alternatives for our life insurance portfolio aimed at maximizing its value, including a possible sale, refinancing or recapitalization of our life insurance portfolio.

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

Beneficient, through its subsidiaries, plans to operate three potentially high value, high margin lines of business:

●	Private Trust Lending & Liquidity Products. Through BCC, Beneficient provides a unique suite of private trust, lending and liquidity products focused on bringing liquidity to owners of professionally managed alternative assets. Beneficient’s innovative liquidity solutions are designed to serve mid-to-high net worth (“MHNW”) individuals, small-to-mid sized (“STM”) institutions, and asset managers who have historically possessed few attractive options to access early liquidity from their alternative assets. Beneficient targets MHNW clients with $5 million to $30 million in net worth and STM institutional clients typically holding less than $1 billion in assets.

●	Trust and Custody Services. Through BACC and (subject to capitalization) through Pen, Beneficient plans, in the future, to market retirement funds, custody and clearing of alternative assets, and trustee and insurance services for covering risks attendant to owning or managing alternative assets.

●	Financial Technology. Through ACE, Beneficient plans to provide online portals and financial technologies for the trading and financing of alternative assets.

Beneficient’s existing and planned products and services are designed to support the tax and estate planning objectives of its MHNW clients, facilitate a diversification of assets or simply provide administrative management and reporting solutions tailored to the goals of the investor who owns alternative investments.

The Beneficient Transactions

The Exchange Transaction

On January 12, 2018, GWG Holdings and GWG Life entered into a Master Exchange Agreement (as amended, the “Master Exchange Agreement”) with Beneficient, MHT Financial SPV, LLC, a Delaware limited liability company (“MHT SPV”), and various related trusts (the “Seller Trusts”). The material terms and conditions of the initial Master Exchange Agreement were described in GWG Holdings’ Current Report on Form 8-K (the “January 2018 Form 8-K”) filed with the Securities and Exchange Commission (“SEC”) on January 18, 2018.

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

On the first closing date, which took place on August 10, 2018 (the “Initial Transfer Date”):

●	in consideration for GWG Holdings and GWG Life entering into the Master Exchange Agreement and consummating the transactions contemplated thereby, Ben LP, as borrower, entered into a commercial loan agreement (the “Commercial Loan Agreement”) with GWG Life, as lender, providing for a loan in a principal amount of $200.0 million (the “Commercial Loan”);

●	Ben LP delivered to GWG a promissory note (the “Exchangeable Note”) in the principal amount of $162.9 million;

●	Ben LP purchased 5,000,000 shares of GWG’s Series B Convertible Preferred Stock, par value $0.001 per share and having a stated value of $10 per share (the “Series B”), for cash consideration of $50.0 million, which shares were subsequently transferred to the Seller Trusts;

●	the Seller Trusts delivered to GWG 4,032,349 common units of Ben LP at an assumed value of $10 per common unit;

●	GWG issued to the Seller Trusts Seller Trust L Bonds due 2023 (the “Seller Trust L Bonds”) in an aggregate principal amount of $403.2 million, as more fully described below;

●	GWG and the Seller Trusts entered into a registration rights agreement with respect to the Seller Trust L Bonds received by the Seller Trusts; and

●	GWG and Beneficient entered into a registration rights agreement with respect to the Ben LP common units received and to be received by GWG.

Under the Master Exchange Agreement, at the final closing (the “Final Closing” and the date on which the final closing occurred, the “Final Closing Date”), which occurred on December 28, 2018:

●	in accordance with the Master Exchange Agreement, and based on the net asset value of alternative asset financings as of the Final Closing Date, effective as of the Initial Transfer Date, (i) the principal amount of the Commercial Loan was reduced to $182.0 million, (ii) the principal amount of the Exchangeable Note was reduced to $148.2 million, and (iii) the principal amount of the Seller Trust L Bonds was reduced to $366.9 million;

●	the Seller Trusts refunded to GWG $0.8 million in interest paid on the Seller Trust L Bonds related to the Seller Trust L Bonds that were issued as of the Initial Transfer Date but cancelled, effective as of the Initial Transfer Date, on the Final Closing Date;

●	the accrued interest on the Commercial Loan and the Exchangeable Note was added to the principal amount of the Commercial Loan, as a result of which the principal amount of the Commercial Loan as of the Final Closing Date was $192.5 million;

●	the Seller Trusts transferred to GWG an aggregate of 21,650,087 common units of Ben LP and GWG received 14,822,843 common units of Ben LP in exchange for the Exchangeable Note, upon completion of which GWG owned (including the 4,032,349 common units received by GWG on the Initial Transfer Date) 40,505,279 common units of Ben LP;

●	Ben LP issued to GWG an option (the “Option Agreement”) to acquire the number of common units of Ben LP, interests or other property that would be received by a holder of Preferred Series A Subclass 1 Unit Accounts of Beneficient Company Holdings, L.P. (“BCH”), an affiliate of Ben LP; and

●	GWG issued to the Seller Trusts 27,013,516 shares of GWG common stock (including shares issued upon conversion of the Convertible Preferred Stock).

On the Final Closing Date, GWG and the Seller Trusts also entered into a registration rights agreement with respect to the shares of GWG common stock owned by the Seller Trusts, an orderly marketing agreement and a stockholders’ agreement. The material terms of these agreements were described in our Information Statement on Schedule 14C filed with the SEC on December 6, 2018, and in our Current Report on Form 8-K filed with the SEC on January 4, 2019.

The Expanded Strategic Relationship

In the second quarter of 2019, we completed an expansion of the strategic relationship with Beneficient, which was a transformational event for both organizations that is expected to create a unified platform uniquely positioned to provide an expanded suite of products, services and resources for investors and the financial professionals who assist them. GWG and Beneficient intend to collaborate extensively and capitalize on one another’s capabilities, relationships and services.

On April 15, 2019, Jon R. Sabes, the Company’s former Chief Executive Officer and a former director, and Steven F. Sabes, the Company’s former Executive Vice President and a former director, entered into a Purchase and Contribution Agreement (the “Purchase and Contribution Agreement”) with, among others, Ben LP. The Purchase and Contribution Agreement was summarized in our Current Report on Form 8-K filed with the SEC on April 16, 2019.

The closing of the transactions contemplated by the Purchase and Contribution Agreement (the “Purchase and Contribution Transaction”) occurred on April 26, 2019. Prior to or in connection with such closing:

●	Messrs. Jon and Steven Sabes sold and transferred all of the shares of the Company’s common stock held directly and indirectly by them and their immediate family members (approximately 12% of the Company’s outstanding common stock in the aggregate); specifically, Messrs. Jon and Steven Sabes (i) sold an aggregate 2,500,000 shares of Company common stock to BCC for $25.0 million in cash and (ii) contributed the remaining 1,452,155 shares of Company common stock to AltiVerse Capital Markets, L.L.C., a Delaware limited liability company (“AltiVerse”) (which is a limited liability company owned by an entity related to Beneficient’s founders, including Brad K. Heppner (GWG’s Chairman and Beneficient’s Chief Executive Officer and Chairman) and an entity related to Thomas O. Hicks (one of Beneficient’s current directors and a director of GWG)), in exchange for certain equity interests in AltiVerse.

●	Our bylaws were amended to increase the maximum number of directors of the Company from nine to 13, and the actual number of directors comprising the Board was increased from seven to 11. The size of the Board has since been reduced and currently consists of nine directors.

●	All seven members of the Company’s Board of Directors prior to the closing resigned as directors of the Company, and 11 individuals designated by Beneficient were appointed as directors of the Company, leaving two board seats vacant after the closing.

●	Jon R. Sabes resigned from all officer positions he held with the Company and all of its subsidiaries prior to the closing, other than his position as Chief Executive Officer of the Company’s technology focused wholly owned subsidiaries, Life Epigenetics and youSurance.

●	Steven F. Sabes resigned from all officer positions he held with the Company and all of its subsidiaries prior to the closing, except as Chief Operating Officer of Life Epigenetics.

●	The resignations of Messrs. Jon and Steven Sabes included a full waiver and forfeit of (i) any severance that may be payable by the Company or any of its subsidiaries in connection with such resignations or the Purchase and Contribution Transaction and (ii) all equity awards of the Company currently held by either of them.

●	Murray T. Holland, a trust advisor of the Seller Trusts, was appointed as Chief Executive Officer of the Company.

●	The Company entered into performance share unit agreements with certain employees of the Company pursuant to which such employees would receive a bonus under certain terms and conditions, including, among others, that such employees remain employed by the Company or one of its subsidiaries (or, if no longer employed, such employment was terminated by the Company other than for cause, as such term is defined in the performance share unit agreement) for a period of 120 days following the closing.

●	The stockholders’ agreement that was entered into on the Final Closing Date was terminated by mutual consent of the parties thereto.

●	BCC and AltiVerse executed and delivered a Consent and Joinder to the Amended and Restated Pledge and Security Agreement dated October 23, 2017 by and among the Company, GWG Life, LLC, Messrs. Jon and Steven Sabes and the Bank of Utah, which provides that the shares of the Company’s common stock acquired by BCC and AltiVerse pursuant to the Purchase and Contribution Agreement will continue to be pledged as collateral security for the Company’s obligations owing in respect of the L Bonds issued under our Amended and Restated Indenture, dated as of October 23, 2017, as amended and supplemented.

Among other things, the Purchase and Contribution Agreement contemplated that after the closing, the parties will seek to enter into an agreement pursuant to which the Company will, in certain circumstances, have the right to appoint a majority of the board of directors of the general partner of Beneficient, resulting in the Company and Beneficient being consolidated from a financial reporting perspective. The Company and Beneficient will also seek to enter into an agreement pursuant to which the Company will offer and distribute (through a FINRA registered managing broker-dealer) Beneficient’s liquidity products and services. The Company intends to reduce capital allocated to life insurance assets while it works with Beneficient to build a larger diversified portfolio of alternative asset investment products.

A copy of the Purchase and Contribution Agreement is included in our Annual Report on Form 10-K filed with the SEC on July 9, 2019 as Exhibit 99.3.

The Investment and Exchange Agreements

On December 31, 2019, the Company, Ben LP, BCH, and Beneficient Management entered into a Preferred Series A Unit Account and Common Unit Investment Agreement (the “Investment Agreement”).

Pursuant to the Investment Agreement, the Company transferred $79.0 million to Ben LP in return for 666,667 common units of Ben LP and a Preferred Series A Subclass 1 Unit Account of BCH.

In connection with the Investment Agreement, the Company obtained the right to appoint a majority of the board of directors of Beneficient Management, the general partner of Ben LP. As a result, the Company obtained control of Ben LP and began reporting the results of Ben LP and its subsidiaries on a consolidated basis beginning on the transaction date of December 31, 2019. The Company’s right to appoint a majority of the board of directors of Beneficient Management will terminate in the event (i) the Company’s ownership of the fully diluted equity of Ben LP (excluding equity issued upon the conversion or exchange of Preferred Series A Unit Accounts of BCH held as of December 31, 2019 by parties other than the Company) is less than 25%, (ii) the Continuing Directors of the Company cease to constitute a majority of the board of directors of the Company, or (iii) certain bankruptcy events occur with respect to the Company. The term “Continuing Directors” means, as of any date of determination, any member of the board of directors of the Company who: (1) was a member of the board of directors on December 31, 2019; or (2) was nominated for election or elected to the board of directors with the approval of a majority of the Continuing Directors who were members of the board of directors at the time of such nomination or election.

Following the transaction, and as agreed upon in the Investment Agreement, the Company was issued an initial capital account balance for the Preferred Series A Subclass 1 Unit Account of $319.0 million. The other holders of the Preferred Series A Subclass 1 Unit Accounts are an entity related to the founders of Ben LP and an entity related to one of GWG’s and Beneficient’s directors (the “Related Entities”), and the aggregate capital accounts of all holders of the Preferred Series A Subclass 1 Unit Accounts after giving effect to the investment by the Company is $1.6 billion. The Company’s Preferred Series A Subclass 1 Unit Account is the same class of preferred security as held by the Related Entities. In the event the Related Entities exchange their Preferred Series A Subclass 1 Unit Account for securities of the Company, the Company’s Preferred Series A Subclass 1 Unit Account would be converted into common units of Ben LP (so neither the Company nor the founders would hold Preferred Series A Subclass 1 Unit Accounts).

Also, on December 31, 2019, in a transaction related to the Investment Agreement, GWG Holdings transferred its interest in the Preferred Series A Subclass 1 Unit Account to its wholly owned subsidiary, GWG Life.

In addition, on December 31, 2019, the Company, Ben LP and the holders of common units of Ben LP (the “Common Units”) entered into an Exchange Agreement (the “Exchange Agreement”) pursuant to which the holders of Common Units from time to time have the right, on a quarterly basis, to exchange their Common Units for common stock of the Company. The exchange ratio in the Exchange Agreement is based on the ratio of the capital account associated with the Common Units to be exchanged to the market price of the Company’s common stock based on the volume weighted average price of the Company’s common stock for the five consecutive trading days prior to the quarterly exchange date. The Exchange Agreement is intended to facilitate the marketing of Ben LP’s products to holders of alternative assets.

The Exchange Transaction, the Purchase and Contribution Transaction, and the Investment and Exchange Agreements are referred to collectively as the “Beneficient Transactions.”

Segment Financial Information

We have two reportable segments: 1) Investment in Beneficient and 2) Secondary Life Insurance.

GWG segment information is included in Note 20, Segment Reporting, to the consolidated financial statements included in Item 8 of Part II of this Form 10-K.

Market Opportunity

Alternative Asset Liquidity Products and Services

The market demand for liquidity from owners of alternative assets is attributable to the outstanding net asset value of illiquid alternative assets (“NAV”) held by U.S. investors. Using data from various published industry reports from 2017 to 2019, certain widely accepted commercial private-equity databases, and applying its own proprietary assumptions and calculations (“Ben Estimates”), Beneficient estimates that total outstanding NAV held by U.S. investors exceeded $4.0 trillion in 2019 (up from an estimated $3.0 trillion in 2018).

According to at least one industry report from Preqin from 2018, total outstanding NAV in the hands of U.S. investors grew at a 12.1% compound annual growth rate (CAGR) for the ten years ended 2018 and was forecasted to grow at an 8% CAGR through 2023 as a result of continued increases in capital committed to the alternative asset class.

According to Ben Estimates, the large U.S. institutions representing approximately 54% of the NAV have consistently sought liquidity on approximately 1.85% to 2.25% of their outstanding NAV. Based on Ben Estimates, this has led to an annual demand for liquidity of nearly $50 billion in recent years.

A primary group not included in this demand is the MHNW investor who holds investments of $5 million to $30 million compared to a large institution’s holdings in the hundreds of millions or billions of dollars. Intermediary brokers will often not represent the MHNW individuals (or STM institutional investors). According to Ben Estimates, MHNW investors hold over $700.0 billion in NAV, yet MHNW investors have only been able to access liquidity representing less than 0.5% of the NAV held by them each year, compared to the average 2% achieved by the large institutional owners, representing 54% of the market.

Based on these amounts, Beneficient estimates that MHNW investors would seek liquidity of 3% of their outstanding NAV each year if liquidity was made available to them, or a slightly greater percentage than that of large U.S. institutions. As a result, and according to Ben Estimates, the estimated market demand for liquidity by MHNW individuals would have exceeded $20.0 billion in 2019.

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

In 2017, the National Association of Insurance Commissioners (“NAIC”) issued a policy bulletin in support of products we provide. The bulletin described these products as “innovative private market solutions for financing Americans’ long-term care needs.” The NAIC, citing the Company’s August 25, 2016 presentation, discussed how consumers could exchange the market value of their life insurance policies for products designed to fund long-term care expenses.

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

As discussed in the Organizational Structure section above, on November 11, 2019, GWG contributed the common stock and membership interests of its previously wholly-owned subsidiaries, Life Epigenetics and youSurance, to InsurTech Holdings. This transaction affected a reorganization such that InsurTech owns only two direct subsidiaries, Life Epigenetics and youSurance, which hold all insurtech assets, and one indirect subsidiary, Scientific Testing Partners, LLC, a wholly owned subsidiary of Life Epigenetics. In connection with the transaction, GWG Holdings contributed $2.1 million in cash to InsurTech Holdings during the fourth quarter of 2019 and is committed to contribute an additional $17.9 million to the entity over the next two years.

Business Strategies

1. Liquidity for Alternative Assets

As a result of the Beneficient Transactions, we are now uniquely positioned to provide liquidity and related services to investors holding a full range of illiquid alternative assets. We will continue to work to create the most value for holders of alternative assets, the financial professionals who advise them and for our shareholders.

Beneficient provides private trust solutions, including a unique suite of lending and liquidity products focused on bringing liquidity to owners of alternative assets. Beneficient’s innovative liquidity solutions are designed to serve MHNW individuals, STM institutions, and asset managers who have historically possessed few attractive options to access early liquidity from their alternative assets. Beneficient targets MHNW individual clients with $5 million to $30 million in investments and institutional clients typically holding less than $1 billion in assets.

Beneficient’s products can also support tax and estate planning objectives, facilitate a diversification of assets or provide administrative management and reporting solutions tailored to the goals of the investor. In the future, Beneficient plans to offer insurance services covering risks associated with owning or managing alternative assets.

Our life insurance secondary market business is designed to serve consumers 65 years or older owning life insurance. We seek to earn non-correlated yield from life insurance policies that we purchased in the secondary market. Since inception, we have purchased over $3.2 billion in face value of policy benefits from consumers for over $620 million, as compared to the $52 million in surrender value offered by insurance carriers on those same policies. Our products provide unique and valuable services to the senior consumers that we serve.

The goal of our secondary life insurance business has been to build a profitable, large and well-diversified portfolio of life insurance assets. We believe that scale and diversification are key factors and risk mitigation strategies to provide consistent cash flows and reliable investment returns. We believe that we have reached the goal in terms of portfolio size and diversification. As described elsewhere, we do not anticipate making additional investments in the life settlements portfolio as we believe Beneficient’s operations will generally produce higher risk-adjusted returns than those we can achieve from life insurance policies acquired in the secondary market.

2. Developing a World Class Financial Services Distribution Platform

GWG has developed a large and sophisticated financial services product distribution platform. Today, this platform consists of over one hundred independent broker-dealers and several thousand “independent” financial advisors (“Retail Distribution”) who sell the Company’s investment products. “Independent” in this context refers to broker-dealers that accommodate financial advisors who carry securities licenses and need back-office support for services, such as compliance and trade execution, but allow their advisors wide latitude in how they conduct business. Since inception, GWG has raised over $1.52 billion of debt and equity capital to support our secondary market of life insurance business and related expenditures.

We believe that we are well positioned to continue to grow our Retail Distribution for several reasons:

●	There is a trend of financial professionals leaving large full-service broker-dealers to become “independent”;

●	Newly independent financial professionals and their clients demand a high level of customer service and access to innovative and value added products;

●	The significant demand for liquidity from owners of alternative assets by US investors;

●	Our expanded relationship with Beneficient will attract more and larger broker dealers to our platform due to our increased size and market capitalization as well as the increase in products offered; and

●	By using capital to provide liquidity products to our current customers, and as they begin to realize the benefit of these products, we will able to raise more capital and attract additional broker dealers into our selling group.

3. Commercializing Advanced Epigenetic Technology for Primary Life Insurance Markets

We believe life insurance underwriting will be transformed due to advancements in science and technology. As part of that transformational change, we believe the science of epigenetics will serve as a foundational science to this advancement for the life insurance industry by achieving more accurate and automated underwriting.

As discussed in the Organizational Structure section above, on November 11, 2019, GWG contributed the common stock and membership interests of its previously wholly-owned subsidiaries, Life Epigenetics and youSurance, to InsurTech Holdings. We believe that as a separate entity (rather than as a small subsidiary of a large financial services holding company), the InsurTech Holdings businesses can reach their maximum potential in terms of marketing and branding, attraction of talent, appropriate peer group comparisons and, ultimately, return to its owners. The Company will retain substantially all of the economics of InsurTech Holdings.

Secondary Life Insurance Assets

Our portfolio of life insurance policies, owned by our subsidiaries as of December 31, 2019, is summarized below:

Life Insurance Portfolio Summary

Total life insurance portfolio face value of policy benefits (in thousands)	$2,020,973
Average face value per policy (in thousands)	$1,756
Average face value per insured life (in thousands)	$1,883
Weighted average age of insured (years)	82.4
Weighted average life expectancy (LE) estimate (years)	7.2
Total number of policies	1,151
Number of unique lives	1,073
Demographics	74% Male; 26% Female
Number of smokers	48
Largest policy as % of total portfolio face value	0.7%
Average policy as % of total portfolio	0.1%
Average annual premium as % of face value	3.3%

Our portfolio of life insurance policies, owned by our subsidiaries as of December 31, 2019, organized by the insured’s current age and the associated number of policies and policy benefits, is summarized below:

Distribution of Policies and Policy Benefits by Current Age of Insured

				Percentage of Total
Min Age	Max Age	Number of Policies	Policy Benefits (in thousands)	Number of Policies	Policy Benefits	Wtd. Avg. LE (years)
95	101	17	$34,402	1.5%	1.7%	2.2
90	94	145	283,442	12.6%	14.0%	3.3
85	89	238	556,090	20.7%	27.5%	5.0
80	84	251	463,047	21.8%	22.9%	7.7
75	79	224	347,952	19.4%	17.2%	9.8
70	74	205	264,496	17.8%	13.1%	11.0
60	69	71	71,544	6.2%	3.6%	11.4
Total		1,151	$2,020,973	100.0%	100.0%	7.2

Our portfolio of life insurance policies, owned by our subsidiaries as of December 31, 2019, organized by the insured’s estimated life expectancy estimates and associated policy benefits, is summarized below:

Distribution of Policies by Current Life Expectancies of Insured

				Percentage of Total
LE (Months)	Max LE (Months)	Number of Policies	Policy Benefits (in thousands)	Number of Policies	Policy Benefits
0	47	281	$447,313	24.4%	22.1%
48	71	223	389,264	19.4%	19.3%
72	95	214	408,932	18.6%	20.2%
96	119	191	334,356	16.6%	16.6%
120	143	121	187,760	10.5%	9.3%
144	179	97	180,742	8.4%	8.9%
180	240	24	72,606	2.1%	3.6%
Total		1,151	$2,020,973	100.0%	100.0%

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

The average yield to maturity of publicly traded life insurance company bonds data we consider as inputs to our life insurance portfolio valuation process was 2.67% as of December 31, 2019. We believe that this average yield to maturity reflects, in part, the financial market’s judgment that credit risk is low with regard to these carriers’ financial obligations. The obligations of life insurance carriers to pay life insurance policy benefits ranks senior to all of their other financial obligations, including the senior bonds they issue. The portfolio is backed by over 80 high quality insurance carriers. As of December 31, 2019, 95.7% of the face value benefits of our life insurance policies were issued by insurers having an investment-grade rating (BBB or better) by Standard & Poor’s.

As of December 31, 2019, our ten largest life insurance company credit exposures and the Standard & Poor’s credit rating of their respective financial strength and claims-paying ability is set forth below:

Distribution of Policy Benefits by Top 10 Insurance Companies

Rank	Policy Benefits (in thousands)	Percentage of Policy Benefit Amount	Insurance Company	Ins. Co. S&P Rating
1	$287,492	14.2%	John Hancock Life Insurance Company	AA-
2	233,338	11.5%	Lincoln National Life Insurance Company	AA-
3	214,799	10.6%	AXA Equitable Life Insurance Company	A+
4	196,164	9.7%	Transamerica Life Insurance Company	AA-
5	112,503	5.6%	Metropolitan Life Insurance Company	AA-
6	98,068	4.8%	American General Life Insurance Company	A+
7	85,998	4.3%	Pacific Life Insurance Company	AA-
8	69,976	3.5%	ReliaStar Life Insurance Company	A
9	64,095	3.2%	Massachusetts Mutual Life Insurance Company	AA+
10	60,953	3.0%	Protective Life Insurance Company	AA-
	$1,423,386	70.4%

Beneficient Loans Receivable

Beneficient’s primary operations pertain to its liquidity products whereby Ben LP, through its subsidiaries, extends loans collateralized by cash flows from illiquid alternative assets and provides services to the trustees who administer the collateral. Beneficient’s core business products are its Exchange Trust, LiquidTrust and the InterChange Trust (introduced in 2020). Beneficient’s clients select one of these products and place their alternative assets into the custody trust that is a constituent member of a trust structure called the “ExAlt PlanTM” (comprised of Exchange Trusts, LiquidTrusts, Custody Trusts, Collective Trusts, and Funding Trusts). The ExAlt PlanTM then delivers to Beneficient’s clients the consideration required by the specific product selected by Beneficient’s clients. At the same time, Beneficient, through a subsidiary, extends a loan to the ExAlt PlanTM. The proceeds (cash or securities of Ben LP or its affiliates) of that loan to the ExAlt PlanTM are ultimately paid to the client. The cash flows from the client’s alternative asset support the repayment of the loans plus any related interest and fees.

Beneficient held loans receivable of $232.3 million at December 31, 2019, representing the fair value of loans as a result of the purchase accounting applied in conjunction with the Investment and Exchange Agreements described above. Loans are carried at the principal amount outstanding, plus interest paid in kind. Loans are demand loans with a maturity date of 12 years. Loans bear contractual interest at the greater of 14% or 1-month LIBOR plus 10%, compounded daily. In the event an alternative reference rate is required, the secured overnight financing rate (SOFR) would replace LIBOR, as contemplated in our loan agreements. The primary source of repayment for the loans and related fees is cash flows from the alternative assets collateralizing the loans. Interest income on loans is accrued on the principal amount outstanding and interest compounds on a daily basis.

As of December 31, 2019, Beneficient’s loan portfolio had exposure to 117 professionally managed alternative investment funds, comprised of 362 underlying investments, and approximately 96 percent of Beneficient’s loan portfolio was backed by investments in private companies. Beneficient’s loan portfolio diversification spans across these industry sectors, investment strategy types and geographic regions:

Assets in the collateral portfolio consist primarily of interests in alternative investment vehicles (also referred to as “funds”) that are managed by a group of U.S. and non-U.S. based alternative asset management firms that invest in a variety of financial markets and utilize a variety of investment strategies. The vintages of the funds in the collateral portfolio as of December 31, 2019 ranged from 1998 to 2011.

As Beneficient grows its loan portfolio, Beneficient will monitor the diversity of its collateral portfolio through the use of concentration guidelines. These guidelines were established, and will be periodically updated, through a data driven approach based on asset type, fund manager, vintage of fund, industry segment and geography to manage portfolio risk. Beneficient will refer to these guidelines when making decisions about new financing opportunities; however, these guidelines will not restrict Beneficient from entering into financing opportunities that would result in Beneficient having exposure outside of its concentration guidelines. In addition, changes to Beneficient's collateral portfolio may lag changes to the concentration guidelines. As such, Beneficient’s collateral portfolio may, at any given time, have exposures that are outside of its concentration guidelines to reflect, among other things, attractive financing opportunities, limited availability of assets, or other business reasons. Given Beneficient’s limited operating history, the collateral portfolio, as of December 31, 2019, had exposure to certain alternative investment vehicles and investments in private companies that were outside of those guidelines.

Classifications by industry sector, investment strategy type and geography reflect classification of investments held in funds or companies held directly in the collateral portfolio. Investments reflect the assets listed by the general partner of a fund as held by the fund and have a positive or negative net asset value. Typical assets include portfolio companies, limited partnership interests in other funds, and net other assets, which are a fund’s cash and other current assets minus liabilities.

Industry sector is based on Global Industry Classification Standard (GICS®) Level 2 classification (also known as “Industry Group”) of companies held in the collateral portfolio by funds or directly, subject to certain adjustments by us. “Other” classification is not a GICS® classification. “Other” classification reflects companies in the GICS® classification categories of Automobiles & Components, Banks, Commercial & Professional Services, Consumer Durables & Apparel, Consumer Services, Energy, Food, Beverage & Tobacco, Household & Personal Products, Insurance, Materials, Media & Entertainment, Real Estate, Retailing, Semiconductors & Semiconductors Equipment, Tech Hardware & Equipment, and Transportation. N/A includes investments assets that we have determined do not have an applicable GICS Level 2 classification, such as Net Other Assets and investments that are not operating companies.

Investment strategy type reflects classifications based on each fund’s current investment strategy stage as determined by us. “Other Strategy Types” include private debt strategies, natural resources strategies, and hedge funds.

Geography reflects classifications determined by us based on each underlying investment. “Other” geography classification includes Israel, Australia, Eastern Europe.

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

Beneficient has applied for trust charters from the Texas Department of Banking and intends to carry on much of its business through two subsidiary trust companies. Because Beneficient’s current business plans are based in part on obtaining regulatory charters to operate as regulated trust companies, a failure to obtain such charters may materially and adversely impact its financial performance and prospects, which would likely diminish our ability to affect parts of our business plan and growth strategies. Furthermore, a failure to obtain the trust charters may trigger an impairment assessment related to the assets of Beneficient, including goodwill recognized in connection with the Investment and Exchange Agreements (see Note 5 to our consolidated financial statements for further details of the accounting for the change in control).

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

Other changes to the current genetic and epigenetic regulatory framework, including the imposition of additional or new regulations, could arise at any time during the development or marketing of InsurTech Holdings’ epigenetic based products. This may negatively affect the ability of InsurTech Holdings to obtain or maintain applicable regulatory clearance or approval of its products. In addition, regulatory authorities, such as the Food and Drug Administration (FDA), may introduce new requirements that may change the regulatory requirements for InsurTech Holdings or its customers, or both.

Although the federal securities laws and regulations do not directly affect life insurance, in some cases the purchase of a variable life insurance policy may constitute a transaction involving a “security” that is governed by federal securities laws. While we presently hold few variable life insurance policies, our holding of a significant amount of such policies in the future could cause our Company or one of our subsidiaries to be characterized as an “investment company” under the federal Investment Company Act of 1940. The application of that law to all or part of our businesses — whether due to our purchase of life insurance policies or to the expansion of the definition of “securities” under federal securities laws — could require us to comply with detailed and complex regulatory requirements, and cause us to fall out of compliance with certain covenants under our second amended and restated senior credit facility with LNV Corporation. Such an outcome could negatively affect our business, results of operations and financial condition and our ability to implement our growth strategies.

We hold licenses to purchase life insurance policies in 38 states and can also purchase in seven unregulated states. We have also historically purchased life insurance policies from other secondary market participants.

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

The Genetic Information Nondiscrimination Act of 2008 (GINA)

GINA is a federal law that protects people from genetic discrimination in health insurance and employment. GINA prohibits health insurers from: (i) requesting, requiring, or using genetic information to make decisions about eligibility for health insurance; or (ii) making decisions on the health insurance premium, contribution amounts, or coverage terms they offer to consumers. In addition, GINA makes it against the law for health insurers to consider family history or a genetic test result, a preexisting condition, require a genetic test, or use any genetic information, to discriminate coverage, even if the health insurance company did not mean to collect such genetic information.

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

Patents, trademarks, licenses

On March 19, 2018, Life Epigenetics filed provisional patents for the application of the use of epigenetic technology against the identification of tobacco and alcohol usage. Life Epigenetics continues to advance its intellectual property protection of these alcohol and tobacco focused technologies.

On December 17, 2018, Life Epigenetics secured the exclusive evaluation and option agreement for patent pending “Phenotypic Age and DNA Methylation Based Biomarkers for Life Expectancy and Morbidity” technology from The Regents of the University of California to commercialize advanced epigenetic technology for the life insurance industry.

Life Epigenetics has filed additional patents for a machine learning model trained to classify risk using DNA epigenetic data, a machine learned epigenetic status estimator, and a machine learning model trained to determine biochemical stat and/or medical conditions using DNA epigenetic data.

We believe epigenetics will be commercialized to improve upon many traditional factors used in the life insurance underwriting process with greater accuracy, speed and convenience. To that end, Life Epigenetics is engaged in several research and development efforts to further validate, refine and expand its epigenetic testing capabilities. In particular, Life Epigenetics conducted a research study comprised of approximately 1,300 participants in which biological samples, as well as medical records and prescription transaction history records, detailed health history, and DNA methylation analysis were conducted. Life Epigenetics measured the results of each participant’s diagnostic indicators against insurance risk classes, disease states, biomarker levels, and prescription medication statuses. The results demonstrate that epigenetics can be used to effectively estimate tobacco use, cardiovascular disease, hypertension, kidney disease, diabetes, obesity, and alcohol and drug abuse.

Beneficient has registered trademarks for its LiquidTrust product described in the “Beneficient Loans Receivable” section above and its ACE portal described in the “Organizational Structure” section above. Beneficient also has trademarks pending registration on a number of its other liquidity products and trust services, also described in the “Beneficient Loans Receivable” section above, including, its ExAlt PlanTM, Exchange Trust and Interchange Trust.

Employees

We employed approximately 130 employees as of the date of the filing of this Form 10-K.

Properties

Our principal executive offices are currently located at 325 North St. Paul Street, Dallas, Texas 75201. GWG and Beneficient collectively lease 33,652 square feet of space for a lease term expiring on July 31, 2021. GWG also retains the lease of its legacy executive offices located at 220 South Sixth Street, Suite 1200, Minneapolis, Minnesota 55402. At that location, GWG leases 17,687 square feet of space for a lease term expiring in 2025. We believe these facilities are adequate for our current needs and that suitable additional space will be available as needed.

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

Our general website address is www.gwgh.com. Our website has additional information about our Company, its mission and our business. Our website also has tools that could be used by our clients and potential clients, financial advisors and investors. Beneficient’s website address is www.trustben.com and has additional information about Beneficient, its mission and its business. We maintain the website www.gwglife.com for consumers and life insurance professionals seeking our life insurance secondary market products and services. InsurTech Holdings also maintains the websites www.lifeegx.com and www.yousurance.com for its initiatives of commercializing epigenetic testing and underwriting personalized life insurance policies based on this testing. The information contained on or accessible through the foregoing websites is not part of this Annual Report on Form 10-K.

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

Risks Related to Our Secondary Life Insurance Business and Industry

Material changes in the secondary life insurance market, a relatively new and evolving market, may adversely affect our operating results, business prospects, the value of our common stock and our ability to repay our debt obligations.

The success of our business and our ability to satisfy our debt obligations depends in part on the continued development of the secondary market for life insurance, including the accuracy of actuarial forecasting, the solvency of life insurance companies to pay the face value of the life insurance benefits and the demand for life insurance investments, all of which will critically impact our performance. The life insurance secondary market may be impacted by a variety of factors such as the interpretation of existing laws and regulations (including laws relating to insurable interests), the passage of new legislation and regulations, mortality improvement rates, updated actuarial methodologies, and mortality tables. Importantly, all of the factors that we believe could most significantly affect the life insurance secondary market are beyond our control. Any material and adverse change in the life insurance secondary market could adversely affect our operating results, our access to capital, the value of our common stock, our ability to repay our various debt and other obligations, and our business prospects and viability. Because of this, an investment in our securities involves greater risk as compared to investments offered by companies with more diversified business operations in more established or predictable markets.

The valuation of our life insurance policy assets on our balance sheet requires us to make material assumptions that may ultimately prove to be incorrect. If our assumptions prove incorrect, we could suffer significant losses that materially and adversely affect our results of operations.

One of our principal assets is a portfolio of life insurance policies purchased in the secondary market, comprising approximately 62% and 50% of our total assets, excluding goodwill, as of December 31, 2019 and 2018, respectively. Those assets are considered “Level 3” fair value measurements under Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”), as there is currently no active market where we are able to observe quoted prices for identical assets. As a result, our determination of “fair value” for those assets on our balance sheet incorporates significant inputs that are not observable. Fair value is defined as an exit price representing the amount that would be received if assets were sold or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement determined based on the assumptions market participants would use in pricing an asset or liability. A sale of the portfolio or a portion of the portfolio in an other than orderly transaction would likely occur at less than the fair value of the respective life insurance policies.

A Level 3 fair value measurement is inherently uncertain and could create additional volatility in our financial statements that is not necessarily related to the performance of our underlying assets. As of both December 31, 2019 and 2018, we estimated the fair value discount rate for our life insurance portfolio to be 8.25%. Life expectancy estimates are also a significant component within our fair value measurement. If in the future we determine that a higher discount rate is required to ascribe fair value to a similarly situated portfolio of life insurance policies or that life expectancy estimates materially differ from actuarial estimates and/or our projections, we could experience significant losses materially affecting our results of operations. In addition, significant losses of this nature would likely at some point cause our common stock to decline in value and cause us to be out of compliance with borrowing covenants contained in our various borrowing agreements. This could in turn result in acceleration of our second amended and restated senior credit facility with LNV Corporation, L Bonds and Seller Trust L Bonds, which we may not be able to repay. As a result, we may be forced to seek additional debt or equity financing to repay such debt amounts, and additional financing may not be available on terms acceptable to us, if at all.

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

Our business partially relies on achieving actual results that are materially in line with the results we expect to attain from our investments in life insurance policy assets. In this regard, we believe that the larger the portfolio of life insurance we own, the greater the likelihood that we will achieve our expected results. To our knowledge, rating agencies generally suggest that portfolios of life insurance policies contain enough policies on individual lives to achieve actuarial stability in receiving expected cash flows. For instance, in a life insurance securitization methodology published in 2016, A.M. Best Company concluded that at least 300 lives are necessary to achieve actuarial stability, while Standard & Poor’s has indicated that stability is unlikely to be achieved with less than 1,000 lives. As of December 31, 2019, we owned $2.0 billion in face value of life insurance policies covering 1,073 unique lives.

However, even if our life insurance portfolio is actuarially stable, we still may experience differences between the projection models we use and actual mortalities, which generally has been the case over the past several years. Differences between our expectations and actual mortality results could have a materially adverse effect on our operating results and cash flow. In such a case, we may face liquidity problems, including difficulties servicing our remaining portfolio of policies and servicing our outstanding debt obligations. Continued or material failures to meet our expected results could decrease the attractiveness of our securities in the eyes of potential investors, thereby making it even more difficult to obtain capital needed to service and grow the portfolio — to the extent we allocate capital to life insurance policy purchases, and service our existing debt.

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

We currently rely on the payment of policy claims by insurers as our most significant source of revenue collection. In essence, the life insurance assets we own represent the obligations of insurers to pay the benefit amount under the relevant policy upon the mortality of the insured. As a result, in our business, we face the “credit risk” that a particular insurer will be financially unable to pay claims when and as they become due. Depending on how many policies we own that are issued by insurers having financial difficulties at the time a claim is presented for payment, this risk could be significant enough to have a materially adverse effect on our results of operation, our financial condition, or even our overall prospects.

To mitigate this credit risk, we generally purchase policies issued only by insurers with an investment-grade credit rating from one or more of Standard & Poor’s, Moody’s, or A.M. Best Company. As of December 31, 2019, 95.7% of the face value benefits of our life insurance policies were issued by insurers having an investment-grade rating (BBB or better) by Standard & Poor’s. We also review our exposure to credit risk associated with our portfolio of life insurance policies when estimating its fair value. In evaluating the policies’ credit risk, we consider items such as insurance company solvency, credit risk indicators, and general economic conditions. Notwithstanding our efforts to mitigate credit risk exposure and to reflect this risk in our portfolio valuation, we cannot predict with any certainty whether a particular insurer will be in a financial position to satisfy amounts that it owes under life insurance policies it has issued when a claim for payment is presented.

We have relied materially on information provided or obtained by third parties in the acquisition of life insurance policies. Any misinformation or negligence in the course of obtaining information could materially and adversely affect the value of the policies we own, our results of operation and the value of our securities.

Our acquisition of each life insurance policy is negotiated based on variables and particular facts that are unique to the policy itself and the health of the insured. The facts we obtain about the policies and the insured at the time when the policy was applied for and obtained are based on the insured’s factual representations to the insurance company, and the facts the insurance company separately obtains in the course of its own due-diligence examination, such as facts concerning the health of the insured and whether or not there is an insurable interest present when the policy was issued. Any misinformation or negligence in the course of obtaining information relating to a policy or insured could materially and adversely impact the value of the policies we own and could in turn adversely affect our results of operations and the value of our securities.

Although we do not anticipate purchasing additional life insurance policies, our life insurance business continues to be subject to state regulation and changes in those laws and regulations, or changes in their interpretation, could negatively affect our results of operation and financial condition.

When we purchase a life insurance policy, we are subject to state insurance regulations. Over the past number of years, we have seen a dramatic increase in the number of states that have adopted legislation and regulations from model laws promulgated by either the National Association of Insurance Commissioners (“NAIC”) or by the National Conference of Insurance Legislators (NCOIL). These laws are essentially consumer protection statutes responding to abuses that arose early in the development of our industry, some of which may persist. Today, almost every state has adopted some version of either the NAIC or NCOIL model laws, which generally require the licensing of purchasers of and brokers for life insurance policies, the filing and approval of purchase agreements, and the disclosure of transaction fees. These laws also require various periodic reporting requirements and prohibit certain business practices deemed to be abusive. State statutes typically provide state regulatory agencies with significant powers to interpret, administer, and enforce the laws relating to the purchase of life insurance policies. Under statutory authority, state regulators have broad discretionary power and may impose new licensing requirements, interpret or enforce existing regulatory requirements in different ways, or issue new administrative rules, any of which could be generally adverse to the industry and potentially the value of our life insurance policy assets.

If federal regulators or courts conclude that the purchase of life insurance in the secondary market constitutes, in all cases, a transaction in securities, we could be in violation of existing covenants under our second amended and restated senior credit facility with LNV Corporation, which could result in significantly diminished access to capital. We could also face increased operational expenses. The materialization of this risk could adversely affect our operating results and financial condition, our ability to repay our debt, and possibly threaten the viability of our business.

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

We believe that the matters discussed in the Staff Report and existing case law do not impact our current business model because our purchases of life insurance policies are distinguishable from those cases that have been held by courts, and advocated by the Staff Report, to be transactions in securities. For example, neither we nor any of our affiliates are involved in the fractionalization of life insurance policies, and we presently do not purchase significant amounts of variable life insurance policies. As a practical matter, if all or a majority of our life insurance policies were deemed to be “securities” under federal securities laws, either through an expansion of the definition of what constitutes a “security,” the expansion of the types of transactions in life insurance policies that would constitute transactions in “securities,” or the elimination or limitation of available exemptions and exceptions (whether by statutory change, regulatory change, or administrative or court interpretation), then we or one or more of our affiliated entities could become subject to the federal Investment Company Act of 1940. This outcome would likely have a material and negative effect on our Company by imposing additional regulations and rules to our governance structure, operations, and our capital structure. In particular, this outcome would likely cause us to be in violation of existing covenants under our second amended and restated senior credit facility with LNV Corporation requiring us not to operate or be characterized as an “investment company” under the Investment Company Act of 1940. This breach would likely adversely affect our liquidity and increase our cost of capital and operational expenses, all of which would adversely affect our operating results. Such an outcome could also threaten our ability to satisfy our obligations as they come due and the viability of our business.

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

All actuarial life expectancies (and related forecasting software) are subject to interpretation and change based on evolving medical technology, actuarial data, and analytical techniques. Additionally, we are required under our second amended and restated senior credit facility with LNV Corporation to update life expectancy estimates for pledged life insurance policies with face amounts greater than $750,000 by December 18, 2020, and obtain updated life expectancy updates no less frequently than once every five years. Previously, we were required to update life expectancy estimates for pledged life insurance policies with face amounts greater than $750,000 every two years beginning from the closing date of the first amended and restated senior credit facility with LNV Corporation (or approximately the end of 2019). Our prior experience in updating life expectancies has generally resulted in longer life expectancies for most, but not all, of the insureds within our portfolio. Adverse impacts on the value of our life insurance policy portfolio or our cash flow could in turn impair the value of the collateral we have pledged to our creditors and our ability to service our debt and obligations as they come due.

Inaccuracies in the life expectancy estimates we use for small face policies could have a material and adverse effect on our results of operation and financial condition.

As of December 31, 2019, we owned 697 “small face” life insurance policies (i.e., those policies with $1 million in face value of benefits or less) having $395.8 million in aggregate face value of benefits.

The underwriting processes we use to evaluate, price and purchase small face policies are different from, and may not be as reliable as, the processes we use for life insurance policies with larger face values of benefits. In particular, the processes we use to develop or obtain life expectancy estimates and the related mortality curves for small face policies are less extensive than traditional methods. These processes include obtaining either a single fully underwritten or simplified report as opposed to two fully underwritten reports. A simplified third-party underwriting report is based on a self-reported medical interview and may be supplemented with additional information obtained from a pharmacy benefit manager database that is provided to one or more medical-actuarial underwriting firms to obtain a simplified life expectancy report. Although we obtain professional actuarial guidance regarding these processes, our simplified underwriting methodology may not be as reliable as the processes we use for policies with larger (i.e., greater than $1 million) face value of benefits.

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

If we project we will receive cash inflows from policies sooner than we actually do, we may not be able to make payment on our debt obligations in a timely manner, or at all. Moreover, a significant medical discovery or advance that results in mortality improvements among seniors could have a material adverse effect on the value of our life insurance investments.

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

Prior to December 2018, the life expectancy inputs were based on the arithmetic average of two separate life expectancy reports (“Average Life Expectancy method”). Under that methodology, we experienced fewer cash flows from policy benefits than projected. The lower-than-projected policy benefits received corresponded with higher-than-projected premium payments. Using the Average Life Expectancy method, policy benefits actually received were approximately 58% of expected results as of December 31, 2018. This resulted in a delay in policy benefit inflows from those anticipated and premium outflows being higher than anticipated due to the slower than anticipated maturities occurring within the life insurance portfolio.

As a result of the challenges we experienced using the Average Life Expectancy method, we revised our methodology using information that was derived from back-testing (the process of applying an analytical method to historical data to see how accurately the method would have predicted actual results) the mortality cash flow performance of our life insurance portfolio using the longest life expectancy report received from the Life Expectancy Providers used for pricing at the time the life insurance policies were acquired (the “Longest Life Expectancy”). This contrasts with our historical methodology of projecting mortality cash flows, used prior to the fourth quarter of 2018, which, as described above, typically used the average of two such life expectancy reports. Given the methodology change, we anticipate the receipt of policy benefits and the payment of premiums to more closely track cash flow estimates in the future; however, this cannot be guaranteed.

Our enhanced Longest Life Expectancy valuation methodology uses the Longest Life Expectancy report result at the time of purchase combined with a multiplier factor applied for variance in our portfolio of actual to expected experience using the Longest Life Expectancy results. Our revised methodology uses a static portfolio multiplier we must recalculate anytime the six-month moving average of the difference between actual portfolio performance and projected performance of cumulative face value maturities deviates by more than one standard deviation from the mean and such deviation persists for three consecutive months and continues as of the current quarter-end month. As of December 31, 2019, the six-month moving average of the difference between actual portfolio performance and projected performance of cumulative face value of maturities was within one standard deviation from the mean. As such, our valuation methodology did not require an update to our portfolio mortality multiplier (PMM) during the current quarter.

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

We are subject to the risk of increased cost-of-insurance (“COI”) charges (i.e., premium charges) for the universal life insurance policies we own in our portfolio. As of December 31, 2019, approximately 33% of the policies in our life insurance portfolio have premium levels that are guaranteed under the terms of the policy to keep the policy’s death benefit in force even in a situation where the policy’s cash account has been wholly depleted. On the remaining approximately 67% of our policies, we pay “non-guaranteed COI charges” and are subject to the risk that the insurer could increase the COI charges for the policy. In all cases, the amount of increase is subject to any limits that may be set forth in the insurance policy. Because very few of the policies we own have significant cash account value balances, any COI increase will require us to use more cash to satisfy the minimum premium amount required to keep the related policy in force, and this could materially and adversely affect our profitability.

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

The growth of the secondary life insurance policy market may be negatively affected by a variety of factors beyond our control, including: negative publicity about the life insurance secondary market based on actual or perceived abuses; and the adoption of additional governmental regulation.

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

Risks Relating to Our Company

We have a relatively limited history of operations, a history of net losses, and our future earnings, if any, and cash flows may be volatile, resulting in uncertainty about our ability to service and repay our debt when it comes due, redeem preferred stock when requested and uncertainty about our prospects generally.

We are a company with a relatively limited operating history, which makes it difficult to accurately forecast our earnings and cash flows. We had net income attributable to common shareholders of $91.1 million in the year ended 2019. Net income attributable to common shareholders in 2019 includes a gain on the consolidation of Beneficient of $249.7 million. We incurred a net loss attributable to common shareholders of $136.1 million in the year ended December 31, 2018. Our lack of a significant history and the evolving nature of the market in which we operate make it likely that there are risks inherent to our business that are yet to be recognized by us or others, or not fully appreciated, and that could result in us suffering further losses. As a result of the foregoing, an investment in our securities necessarily involves uncertainty about the stability of our operating results, cash flows and, ultimately, our ability to service and repay our debt and our prospects generally. In addition, any volatility in our operating results we experience may adversely affect the market price of our common stock.

Our indebtedness could adversely affect our financial condition and may otherwise adversely impact our business operations. We and our subsidiaries may incur additional indebtedness, including secured indebtedness.

As of December 31, 2019, we had $1.6 billion of debt including our second amended and restated senior credit facility with LNV Corporation, our L Bonds and Seller Trust L Bonds, and Beneficient’s other borrowings, which are due in June 2020. Our indebtedness could have significant effects on our business and the holders of our debt. For example, it could:

●	require us to use a substantial portion of our cash flow from operations to service our indebtedness, which would reduce the available cash flow to fund acquisitions of alternative investments, working capital and other general corporate purposes;

●	require payments of principal and interest that may be greater than our cash flow from operations;

●	force us to dispose of life insurance policies or other investments, possibly on disadvantageous terms, to make payments on our debt;

●	increase our vulnerability to general adverse economic and industry conditions;

●	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

●	restrict us from exploiting other business opportunities;

●	make it more difficult for us to satisfy our obligations; and

●	place us at a competitive disadvantage compared to our competitors that have less debt.

In addition, as of December 31, 2019, we had approximately $184.6 million of borrowings outstanding under our second amended and restated credit facility with LNV Corporation, which bore interest at variable rates. If interest rates increase significantly, our ability to borrow additional funds may be reduced and the risk related to our indebtedness would intensify.

In addition, most of our current debt is, and we anticipate that much of our future debt will be, non-amortizing and payable in balloon payments. Therefore, we will likely need to refinance at least a portion of that debt as it matures. There is a risk that we may not be able to refinance debt maturing in future years or that the terms of any refinancing will not be as favorable as the terms of the then-existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital or sales of facilities, our cash flow may not be sufficient to repay all maturing debt in years when significant balloon payments come due. Additionally, we may incur significant penalties if we choose to prepay the debt.

We critically rely on debt financing for our business. Any inability to borrow could adversely affect our business operations, our ability to satisfy our debt-payment obligations and, ultimately, our prospects and viability.

To date, we have chosen to finance our business principally through the issuance of debt, including debt incurred by our subsidiary GWG DLP Funding IV, LLC (“DLP IV”) under our second amended and restated senior credit facility with LNV Corporation (see Note 11 to our consolidated financial statements), our L Bonds and Seller Trust L Bonds. Our second amended and restated senior credit facility with LNV Corporation is secured by all of the assets of DLP IV, has a maximum amount of $300.0 million, and the outstanding balance at December 31, 2019 was $184.6 million.

Obligations under the second amended and restated senior credit facility with LNV Corporation have a maturity date of September 27, 2029. Our L Bonds and Seller Trust L Bonds have scheduled maturities as set forth below in the risk factor “If a significant number of holders . . . .” Our debt facilities and offerings are the most important sources of financing on which our business continues to critically rely to grow and maintain our exposure to alternative assets — which include our portfolio of life insurance policies and our investments in Beneficient — as well as service existing debt.

Our business model is based on the acquisition of alternative assets financed primarily through debt financing. These alternative assets are typically long-term and may not produce cash flow for an extended period of time. For example, we do not receive cash in respect of acquired life insurance policies until the insured individual dies. The resulting asset/liability mismatch can result in a liquidity shortage if we are unable to renew maturing short-term debt or secure suitable additional financing. In such a situation, we could be forced to sell assets at less than optimal (distressed) prices. We thus rely on continued access to financing to enable us to grow our exposure to alternative assets and to pay the attendant premiums and costs of maintaining the life insurance portfolio, all while satisfying our current interest and principal repayment obligations under our second amended and restated senior credit facility with LNV Corporation, L Bonds and Seller Trust L Bonds and our dividend obligations on our preferred stock. Proceeds from life insurance policies that have been pledged under our second amended and restated senior credit facility with LNV Corporation will first be applied to the repayment of our obligations under the credit facility according to a waterfall amortization formula that is largely controlled by LNV Corporation. Therefore, we may not receive all of the proceeds from matured life insurance policies. Accordingly, until we achieve sufficient cash flows derived from our portfolio of life insurance policies, we expect to rely on advances from our second amended and restated senior credit facility with LNV Corporation and proceeds from our L Bond offering to satisfy our ongoing financing and liquidity needs. Likewise, until interest and dividends from our investments in Beneficient reach a significant size to service our various debt obligations, we expect to rely on advances from our second amended and restated senior credit facility with LNV Corporation and proceeds from our L Bond offering for these amounts.

Continued access to financing and liquidity under the second amended and restated senior credit facility with LNV Corporation (other than premium payments on existing policies pledged thereto), the offering of our L Bonds, or otherwise is not guaranteed. Due to our failure to deliver GWG Life audited financial statements for 2018 to LNV Corporation within 90 days after the end of the year and the failure to deliver GWG Life unaudited financial statements within 45 days after March 31, 2019, we were in violation of our debt covenants under our amended and restated senior credit facility with LNV Corporation. CLMG Corp., as administrative agent for LNV Corporation, issued a forbearance extending the delivery of these reports to July 22, 2019. Although the covenant violations were cured during the forbearance period, until we regained compliance with our debt covenants, we were prohibited from receiving advances under the amended and restated senior credit facility, and we were not entitled to any excess amounts received from policies pledged under the amended and restated senior credit facility. See “An inability to obtain accurate and timely financial information from Beneficient may prevent us from complying with reporting obligations under federal securities law ….” In addition, general economic conditions could limit our access to financing, as could regulatory or legal pressures exerted on us, our financiers, or those involved in the procurement of financing such as brokers, dealers, and registered investment advisors. If we are unable to borrow under the second amended and restated senior credit facility with LNV Corporation or otherwise for any reason, or to renew or replace the second amended and restated senior credit facility with LNV Corporation when it comes due, or if we are forced to discontinue our L Bond offering for any significant length of time and for any reason, our business would be adversely impacted and our ability to service and repay our debt obligations would be compromised, thereby negatively affecting our business prospects, the value of our common stock and perhaps our viability.

As of March 24, 2020, we had remaining capacity of approximately $120 million under our current registered L Bond offering. We are in the process of preparing and filing a registration statement to offer additional L Bonds. If, for any reason, there is a delay in the filing or the effective date of this additional offering, our financial condition and ability to continue operations may be negatively affected.

We may not be able to raise the capital that we are seeking from our securities offerings and may be unable to meet our overall business objective of growing and diversifying our alternative asset exposure.

The offer and sale of our L Bonds is a principal means by which we intend to raise funds needed to meet our business and financial goals. However, if we are unable to continue to do so for any reason, we may be unable to meet our goals. If actual cash flows from our portfolio of life insurance policies do not occur as we have forecasted, which has thus far been the case, we could be forced to sell our investments in life insurance policies in order to service or satisfy our debt-related obligations. Likewise, if our investments in Beneficient do not perform as we have projected, we could be forced to sell such investments in order to service or satisfy such debt-related obligations. Presently, none of our material investments (life insurance policies and investments in Beneficient) are supported by liquid secondary markets and our investments in Beneficient contain transfer restrictions. If we are forced to sell any material amount of these investments, we may be unable to sell them at prices we believe are optimal or at or above the carrying value of such investments, particularly if our sale of assets occurs at a time when we are (or are perceived to be) in distress. In any such event, our business and the value of our securities would likely be materially and adversely impacted.

We depend upon cash distributions from our subsidiaries, and contractual restrictions on distributions to us or adverse events at one of our operating subsidiaries could materially and adversely affect our ability to pay our debts, redeem preferred stock when requested and continue operating our business.

GWG Holdings, Inc. is a holding company. As a holding company, we conduct our operations through operating subsidiaries, and as such our most significant assets are cash and our ownership interests in our subsidiaries, controlled affiliates and equity investees. Accordingly, our ability to meet our obligations, including our debt-related and dividend-payment obligations, materially depends upon the ability of our subsidiaries to distribute cash to us. In this regard, the ability of our subsidiaries to distribute cash to us is, and will continue to be, restricted by certain negative covenants in the agreement governing our second amended and restated senior credit facility with LNV Corporation. If any of these limitations were to materially impede the flow of cash to us, our ability to service and repay our debt, including obligations under the L Bonds and Seller Trust L Bonds, and make cash dividend payments to holders of our preferred stock would be materially and adversely affected. In addition, any adverse corporate event at the subsidiary level, such as a declaration of bankruptcy, liquidation or reorganization or an event of default under our second amended and restated senior credit facility with LNV Corporation, could adversely affect the ability of our subsidiaries to distribute cash to us, and thereby materially and adversely affect our ability to service and repay our debt and make cash dividend payments, and negatively impact our ability to continue operations.

The collateral granted as security for our obligations under the L Bonds and Seller Trust L Bonds may be insufficient to repay the indebtedness upon an event of default.

GWG Holdings (the issuer of the L Bonds and Seller Trust L Bonds) and GWG Life (the guarantor of obligations under the L Bonds and Seller Trust L Bonds, and a wholly owned subsidiary of GWG Holdings) have each granted a security interest in substantially all of their respective assets to serve as collateral security for obligations under the L Bonds and Seller Trust L Bonds. Importantly, DLP IV, a wholly owned subsidiary of GWG Life, owns a substantial number of our life insurance policies, 77.3% of the face value of our life insurance portfolio as of December 31, 2019, and is the borrower under our second amended and restated senior credit facility with LNV Corporation. As the borrower under that second amended and restated senior credit facility with LNV Corporation, all of its assets — including all of its life insurance policy assets — serve as collateral for our obligations under the facility.

Because of the fact that a substantial number of our life insurance assets are held in our DLP IV subsidiary, and all of those life insurance assets serve as collateral security for our obligations under our second amended and restated senior credit facility with LNV Corporation, holders of L Bonds and Seller Trust L Bonds risk the possibility that the collateral security to secure our obligations under the L Bonds and Seller Trust L Bonds may be insufficient to repay holders upon an event of default. Furthermore, while the indenture governing the L Bonds and the Seller Trust L Bonds limits the amount of debt relative to a measure of asset coverage we and our subsidiaries can incur, the indenture permits us and our subsidiaries to incur additional secured debt (subject to the debt coverage ratio) that may be senior to the L Bonds and Seller Trust L Bonds.

Furthermore, the assets that secure our obligations under the L Bonds and Seller Trust L Bonds are illiquid assets. As a result, the book value of those assets as reflected in our financial statements are based on numerous assumptions and may not necessarily reflect the current market price for those assets, especially in the event of a bulk or distressed sale. Furthermore, a substantial majority of the net assets of Beneficient are currently represented by goodwill as of December 31, 2019. Some or a substantial portion of the proceeds from L Bond sales may be used to make investments in Beneficient. Because these advances may be used by Beneficient for working capital purposes and to repay indebtedness, such investments may not increase the tangible assets securing the L Bonds. If the trustee for the L Bonds were forced to sell all or a portion of the collateral securing them, there can be no assurance that the trustee would be able to sell them for the prices at which we have recorded them, and the trustee might be forced to sell them at significantly lower prices.

If a significant number of holders of our L Bonds and Seller Trust L Bonds demand repayment of those instruments upon maturity instead of renewing them, and at such time we do not have sufficient capital on hand to fund those repayments (and do not otherwise have access to sufficient capital), we may be forced to liquidate some of our life insurance policies, investments in Beneficient or other assets, which could have a material and adverse impact on our results of operation and financial condition.

As of December 31, 2019, we had approximately $948.1 million in principal amount of L Bonds outstanding (excluding Seller Trust L Bonds). Since we first issued our L Bonds, we have experienced $646.3 million in maturities, of which $341.3 million has renewed for an additional term, as of December 31, 2019. This has provided us with a cumulative historical renewal rate of approximately 52.8% for investments in our L Bonds. Future contractual maturities of L Bonds (excluding Seller Trust L Bonds) as of December 31, 2019 are as follows:

Years Ending December 31,	L Bonds (in thousands)
2020	$152,118
2021	201,419
2022	163,741
2023	76,969
2024	118,848
2025	85,151
Thereafter	149,882
$948,128

As of December 31, 2019, we had approximately $366.9 million in principal amount of Seller Trust L Bonds outstanding. The Seller Trust L Bonds have a contractual maturity in August 2023; however, the holders have the ability to exercise a put to require redemption beginning in 2021. Under the Supplemental Indenture for the Seller Trust L Bonds due 2023, in the event of a redemption request, including maturity, by the holders of the Seller Trust L Bonds, GWG in its sole discretion has the ability to satisfy the principal in the form of cash, a pro rata portion of (i) the outstanding principal amount and accrued and unpaid interest under the Commercial Loan Agreement and (ii) Ben LP common units, or a combination of cash and such property.

If investors holding existing indebtedness that matures do not elect to renew their investments and we do not at such time have or have access to sufficient capital to repay the indebtedness, then we may need to liquidate some of our life insurance policies or other assets earlier than anticipated. In such an event, we may be unable to sell those policies or other assets at prices we believe are fair or otherwise appropriate and such sales could have a material and adverse impact on our results of operations and financial condition. See also “We may not be able to raise the capital that we are seeking . . . .”

Subordination provisions contained in the indenture will restrict the ability of the trustee or the L Bond or Seller Trust L Bond holders to enforce their rights against us under the indenture, including the right to payment on the L Bonds, if a default then exists under a senior credit facility.

The L Bonds and Seller Trust L Bonds will be subordinate in right of payment to any claims of our senior lender under the second amended and restated senior credit facility with LNV Corporation. In this regard, subordination provisions limiting the right of L Bond and Seller Trust L Bond holders to enforce their rights are contained in the indenture. These provisions include:

●	a prohibition on challenging any enforcement action taken by a senior lender, or interfering with any legal action or suits undertaken by a senior lender, against us and our affiliates;

●	a 180-day standstill period during which there may not be brought any action against us or our affiliates to enforce rights respecting collateral unless our second amended and restated senior credit facility with LNV Corporation has been repaid in full, which period may be extended if the senior lender takes action during such standstill period; and

●	a prohibition on filing a bankruptcy or insolvency case against us or our affiliates for at least one year plus one day after any senior lender has been paid in full.

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

A failure to maintain compliance with the covenants under our second amended and restated senior credit facility with LNV Corporation and the indenture governing the L Bonds and Seller Trust L Bonds may have a material adverse effect on our ability to continue our business operations.

We are subject to various covenants under our second amended and restated senior credit facility with LNV Corporation, including requirements to timely deliver financial statements to LNV Corporation (our senior lender). Due to our failure to deliver GWG Life audited financial statements for 2018 to LNV Corporation within 90 days after the end of 2018 and the failure to deliver GWG Life unaudited financial statements within 45 days after March 31, 2019, we were in violation of our debt covenants during 2019. Although we regained compliance with our debt covenants in July 2019, if we fail to remain in compliance with our debt covenants, we may not be permitted to request, nor will we be entitled to receive, advances under the second amended and restated senior credit facility with LNV Corporation, and we will not be entitled to any excess amounts received from policies pledged under the second amended and restated senior credit facility with LNV Corporation. A failure to deliver required financial statements to LNV Corporation in the future may result in termination of the credit facility absent an extension of such period. We may be unable to repay outstanding amounts under this credit facility unless we are able to replace it with another facility or otherwise obtain capital from other sources, in which case LNV Corporation could elect to foreclose on the life insurance assets held in our DLP IV subsidiary that serve as collateral security.

Under the indenture governing the L Bonds and Seller Trust L Bonds, as amended, we are subject to various financial and non-financial covenants, including a maximum debt coverage ratio. As of December 31, 2019, we were in compliance with all of our covenants; however, there can be no assurance that we will be able to comply with all of our financial and non-financial covenants in the future. A failure to comply with these covenants could cause us to be in default of the indenture governing the L Bonds and Seller Trust L Bonds and the indenture trustee, acting on behalf of the holders of our L Bonds and Seller Trust L Bonds, would be within its rights to accelerate the maturity dates of any amounts owed on our L Bonds and Seller Trust L Bonds. If we were unable to repay outstanding amounts, either using current cash reserves or another source of capital, the indenture trustee would have the right, subject to the subordination provisions in the indenture, to foreclose on our assets and the assets of GWG Life (including GWG Life’s equity in DLP IV), which serve as collateral for our L Bonds and Seller Trust L Bonds. If we are required to seek other sources of financing in order to satisfy our obligations under our second amended and restated senior credit facility with LNV Corporation, our L Bonds or Seller Trust L Bonds, such other sources of capital may be unavailable to us on terms acceptable to us or at all. As a result, failure to comply with the covenants under our debt arrangements would have a material and adverse impact on our ability to continue our business operations.

The debt coverage ratio, designed to provide some assurance to the holders of the L Bonds and Seller Trust L Bonds that the value of our total assets exceeds our total interest-bearing obligations, values our life insurance policy assets, which represent 62% of our total assets (excluding goodwill) as of December 31, 2019, in a manner that may not be representative of the amount we would actually receive upon a sale of those assets.

Under the indenture governing the L Bonds and Seller Trust L Bonds, as amended, the maximum amount of L Bonds and Seller Trust L Bonds we may issue at any time is limited to an amount such that our debt coverage ratio does not exceed 90%. This limitation is designed to provide some basis to ensure that the net present value of policy benefits from our life insurance assets, plus the carrying value of our other assets (including our investments in Beneficient), will be sufficient to meet our obligations to our L Bond and Seller Trust L Bond holders. Expressed as a percentage, the debt coverage ratio was previously defined as the ratio of (i) the total amounts outstanding on interest-bearing debt over (ii) the net present asset value of all life insurance assets we own, plus any cash and cash equivalents held in our accounts, policy benefit receivables and, without duplication, the value of all other assets of the Company, primarily our investments in Beneficient, as reflected on our most recently available balance sheet prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). For this purpose, the net present asset value of our life insurance assets is calculated as the present value of the life insurance portfolio’s expected future cash flows discounted at the weighted-average interest rate of the interest-bearing indebtedness for the previous month.

However, effective December 31, 2019, we entered into an amendment to the indenture to define the debt coverage ratio as the ratio, expressed as percentage, of (A) the aggregate sum of all indebtedness (other than Excluded Indebtedness as described below) of GWG Holdings and its direct and indirect subsidiaries (including the securities issued under the indenture, but excluding any indebtedness of Ben LP and its direct and indirect subsidiaries) as reflected on GWG Holdings’ most recent consolidated balance sheet prepared in accordance with GAAP over (B) the sum of (i) net present asset value of life insurance policies owned by GWG Holdings and its direct or indirect subsidiaries or affiliates, but excluding life insurance policies held by Ben LP and its direct and indirect subsidiaries and controlled affiliates, plus (ii) all cash (and cash equivalents) held by GWG Holdings and its direct or indirect Subsidiaries or subsidiaries or affiliates, but excluding the cash (and cash equivalents) held by Ben LP and its direct and indirect subsidiaries, plus (iii) the original cost basis in GWG Holdings’ investment in common units or other securities of Ben LP, plus (iv) the outstanding principal amount of any outstanding loans made under a commercial loan agreement with GWG Life, as lender, plus (v) the cost basis of assets contributed to GWG Holdings or any direct or indirect subsidiary of GWG Holdings in connection with a Repurchase Transaction, plus (vi) without duplication, the value of all other assets of GWG Holdings and its direct and indirect subsidiaries or affiliates (but excluding the value of assets of Ben LP and its direct and indirect subsidiaries) as reflected on its most recent consolidated balance sheet prepared in accordance with GAAP. For this purpose, “Excluded Indebtedness” is indebtedness that is payable at GWG Holdings’ option in capital stock of GWG Holdings or securities mandatorily convertible into or exchangeable for such capital stock of the Company, or any indebtedness that is reasonably expected to be converted or exchanged, directly or indirectly, into such capital stock, provided that under the terms of such indebtedness in the event any such conversion or exchange does not occur in accordance with the terms of such transaction, such indebtedness would be cancelled and any assets received in exchange for such indebtedness would be returned.

Although the debt coverage ratio is designed to provide some basis to ensure that our assets will be sufficient to meet our obligations to the holders of L Bonds and Seller Trust L Bonds, the “net present value” of our life insurance assets used in the debt coverage ratio is not the same as the GAAP “fair value” of those assets on our balance sheet. Accordingly, the debt coverage ratio is not informative of the amount we and holders of L Bonds and Seller Trust L Bonds would actually receive if we were forced to sell or liquidate our life insurance related assets. Furthermore, any sale or liquidation of all or a significant portion of our life insurance policies or investments in Beneficient would include significant transactional costs. As a result, our mere compliance with the debt coverage ratio in the indenture will not guarantee that the value of our life insurance assets plus the value of our investments in Beneficient, if sold or liquidated, would in all cases exceed the amount of our obligations to the holders of L Bonds and Seller Trust L Bonds.

We may not realize a return on our investment in InsurTech Holdings, LLC.

Under the Operating Agreement of InsurTech Holdings, LLC, we are obligated to invest $20.0 million in InsurTech Holdings over a two year period ending in November 2021, of which $2.1 million was funded in the fourth quarter of 2019. After this two-year period, we will be entitled to receive 100% of operating and capital distributions up to the amount of our cash contributions, and, thereafter 80% of cash flows from operations and capital proceeds. The success of InsurTech Holdings is dependent, in part, on new and unproven technology as part of its life insurance policy underwriting process. If the mortality predictions InsurTech Holdings obtains through use of this technology proves inaccurate, InsurTech Holdings may not generate sufficient cash flows to satisfy the terms of the distributions as provided in the Operating Agreement. Furthermore, any failure by InsurTech Holdings to protect its intellectual property rights could impair its ability to protect its proprietary technology and the value of our investment. As such, we may not realize the return contemplated in the Operating Agreement, and our results of operations and financial condition could be materially and adversely affected.

The loss of the services of our key employees, or the failure to attract additional key individuals, would materially adversely affect our business operations and prospects.

Our success and viability are dependent to a significant extent upon our ability to attract and retain qualified personnel in all areas of our business, especially our sales, policy acquisition and financial management teams. If we were to lose the members of these service teams, we would need to replace them with qualified individuals in a timely manner or our business operations and prospects could be adversely impacted.

We have the discretion to purchase assets through different subsidiaries, and to transfer assets among our subsidiaries. Any decision to purchase or hold title to assets in one subsidiary, as opposed to a different subsidiary, may affect the value of collateral security for our debts.

We may at our discretion direct the purchase of life insurance policies, investments in Beneficient and other assets by, and the sale of life insurance policies and other assets amongst, different subsidiaries of GWG Holdings. Purchases of assets in, or movements of assets amongst, different subsidiaries could affect the value of the collateral security for obligations under the L Bonds and Seller Trust L Bonds. For example, purchases through, or transfers of life insurance policies to, DLP IV would cause the policies acquired or transferred to become collateral for our second amended and restated senior credit facility with LNV Corporation, whereas purchases through, or transfers of life insurance policies to, GWG Life would cause the policies acquired by GWG Life to become collateral for the L Bonds and Seller Trust L Bonds. Similarly, the pledge of life insurance policies owned by GWG Life Trust, or the transfer of such policies to a subsidiary of GWG Life Trust, with a subsequent pledge of such policies could cause those policies to become collateral for a new loan facility. Accordingly, purchases of assets through, or transfers of assets to, different subsidiaries may affect the value of collateral security for different classes of holders of our debt.

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

Changes in general economic conditions, including, for example, interest rates, short term funding markets, investor sentiment, changes specifically affecting competition, technological developments, political and diplomatic events, tax laws, and other factors not known to us today, can substantially and adversely affect our business and prospects. For example, an increase in interest rates would increase our cost of capital and may limit our ability to raise capital and have a corresponding adverse impact on our operating results. While we may engage in certain hedging activities in the future to mitigate the impact of rising interest rates, none of these risks are or will be within our control.

Business disruptions and interruptions and adverse economic conditions due to natural disasters and other external events beyond our control can adversely affect our business, financial condition and results of operations.

Our operations can be subject to natural disasters and other external events beyond our control, such as the effects of earthquakes, fires, floods, severe weather, public health issues such as the recent outbreak of the coronavirus or other pandemic diseases, power failures, telecommunication loss, major accidents, terrorist attacks, acts of war, and other natural and man-made events, some of which may be intensified by the effects of a government response to the event or climate change and changing weather patterns. For example, our corporate headquarters and critical business offices are located in north Texas, which is geographically located in “tornado alley”, an area known for high instances of tornadoes, and which recently experienced catastrophic tornadic activity and blackouts. A tornado or other disaster could cause severe destruction, disruption or interruption to our operations or property and significantly impact our employees.

More recently, the COVID-19 coronavirus outbreak has impacted several countries around the world, including the United States. There have been numerous reports of the virus outbreak disrupting or restricting supply chains, facility closures, voluntary and mandatory quarantines, and federal, state and local governments requiring business to temporarily close or severely curtail commercial activity. It is also possible that the spread of the coronavirus may have direct effects on our operations, such as high levels of employee sickness and absences, limiting employee travel or increasing telecommuting arrangements. In addition, recent developments and reports indicate the coronavirus has coincided with heightened volatility in financial markets in the U.S. and worldwide. If the coronavirus adversely affects our business operations or leads to a significant or prolonged impact on global markets or economic growth, our financial conditions and results of operations could be adversely affected. We and other financial institutions generally must resume operations promptly following any interruption. If we were to suffer a disruption or interruption and were not able to resume normal operations within a period consistent with industry standards, our business, financial condition or results of operations could be adversely affected in a material manner. In addition, depending on the nature and duration of the disruption or interruption, we might become vulnerable to fraud, additional expense or other losses, or to a loss of business and clients.

Although we have implemented a business continuity management program that we continue to enhance on an ongoing basis, there can be no assurance that the program will adequately mitigate the risks of such business disruptions and interruptions. Additionally, natural disasters and external events, including those occurring in and around Texas, could affect the business and operations of our clients, which could impair their ability to satisfy obligations to us, impair the value of underlying collateral or otherwise adversely affect their business dealings with us, any of which could have a material adverse effect on our business, financial condition or results of operations.

The interest rates under our credit agreement and other agreements may be impacted by the phase-out of the London Interbank Offered Rate (“LIBOR”).

LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rates on loans globally. LIBOR is used as a reference rate to calculate interest under certain of our borrowings and receivables. In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, identified the Secured Overnight Financing Rate (“SOFR”) as the preferred alternative reference rate to U.S. dollar LIBOR and recommended a paced transition plan that involves the creation of a reference rate based on SOFR by the end of 2021. SOFR is a more generic measure than LIBOR and considers the cost of borrowing cash overnight, collateralized by U.S. Treasury securities. Given the inherent differences between LIBOR and SOFR or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR. Certain of our borrowing and receivable agreements contain fallback provisions providing for alternative rate calculations in the event LIBOR is unavailable, prior to any LIBOR rate transition. As a result, our level of interest payments we incur or receive may change and the new rates we incur may not be as favorable to us as those in effect prior to any LIBOR phase-out.

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

Risks Related to our Strategic Relationship with The Beneficient Company Group, L.P., including the Purchase and Contribution Transaction:

On December 28, 2018, we held the Final Closing of the Exchange Transaction with Beneficient and the Seller Trusts. On April 15, 2019, Jon R. Sabes, the Company’s former Chief Executive Officer and a former director, and Steven F. Sabes, the Company’s former Executive Vice President and a former director, entered into the Purchase and Contribution with, among others, Ben LP. The closing of the Purchase and Contribution occurred on April 26, 2019. On December 31, 2019, we transferred approximately $79 million to Ben LP in return for 666,667 common units of Ben LP and a Preferred Series A Subclass 1 Unit Account of BCH and obtained the right to appoint a majority of the board of directors of Beneficient Management pursuant to the Investment Agreement and the Exchange Agreement. Also on December 31, 2019, in a transaction related to the Investment Agreement, GWG Holdings transferred its interest in the Preferred Series A Subclass 1 Unit Account to its wholly owned subsidiary, GWG Life. These transactions are collectively referred to as the “Beneficient Transactions.” You should consider carefully the following risk factors related to the Beneficient Transactions in evaluating us and our business.

Our loans to Beneficient are contractually and structurally subordinated to the debt and other liabilities of the Beneficient entities that are not obligors on such loans, which means that creditors of such entities will be paid from their assets before we would have any claims to those assets.

As of December 31, 2019, GWG Life had loaned to Ben LP approximately $197.4 million, including accrued interest, pursuant to the Commercial Loan Agreement. The amounts owed to GWG Life under the Commercial Loan Agreement are contractually subordinated to Beneficient’s obligations (“Senior Obligations”) (i) to commercial banks pursuant to commercial term loan and/or revolving credit facilities, and (ii) to Beneficient’s NPC-B limited partnership interest, if issued. As of December 31, 2019, Beneficient had outstanding approximately $153.1 million of Senior Obligations. Furthermore, because a substantial portion of Ben LP’s assets are held by subsidiaries, the amounts owed to us under the Commercial Loan Agreement are structurally subordinated to all debt and other liabilities of those entities, which means that creditors of those entities will be paid from their assets before GWG Life would have any claims to those assets.

On May 31, 2019, GWG Life agreed to loan $65.0 million to six common law trusts established as part of alternative asset financings extended by a subsidiary of Beneficient. An initial advance in the principal amount of $50.0 million was funded on June 3, 2019 and the second advance of $15.0 million was made on November 22, 2019. These loans are contractually subordinated to the secured obligations of Beneficient and its affiliates outstanding to HCLP Nominees, L.L.C. and Beneficient Holdings, Inc.

Beneficient may be unable to operate its business successfully, which would negatively impact its ability to generate distributable cash flow and increase the value of Ben LP’s common units.

Beneficient plans to provide mid-to-high net worth individuals (i.e., individuals having a net worth of between $5 million and $30 million) with trust services and related liquidity products (collectively, “trust services and liquidity products”) for illiquid investment funds and other alternative assets those individuals may own, and a variety of other financial services, including custody and clearing of alternative assets, fund and trust administration, retirement funds and insurance services for covering risks attendant to owning or managing alternative assets. The success of the Beneficient Transactions from our perspective will depend largely on Beneficient’s ability to operate its business successfully, generate distributable cash flow, and increase the value of Ben LP’s common units (of which we are a significant owner) and our Preferred Series A Subclass 1 Unit Account of BCH. If Beneficient is unable to do so, such inability will negatively impact our operations and may result in an impairment of goodwill. Furthermore, to date, Ben LP’s originations of liquidity products have been transacted with a limited number of family offices, fund-of-funds and institutions. These types of clients, specifically fund-of-funds and institutions, may not represent the target market of Ben’s liquidity products in the future.

We may be unable to capitalize on the anticipated benefits of the Beneficient Transactions.

We entered into the Beneficient Transactions anticipating that such transactions would provide significant financial and strategic benefits, including, significantly increasing our common equity, significantly reducing our leverage ratio (as measured by total assets divided by total equity), the introduction of new opportunities to lower our cost of funds (an important driver of stockholder value), diversifying our revenue and cash flow sources resulting in more consistent earnings, and increasing our public float and the liquidity in our common stock, thereby increasing our common stockholder base and potentially attracting additional equity analyst coverage (both of which are important factors in maximizing share valuation). In addition, we believe that the Beneficient Transactions have created opportunities for us and Beneficient to pursue strategies that are mutually advantageous, including the opportunity to leverage our knowledge, experience and significant infrastructure in, and the marketing, sales and servicing of, the independent broker dealer market and the related market for illiquid alternative investments — a prime target market for the origination of Beneficient’s suite of liquidity products. We believe that the expansion of our strategic relationship with Beneficient has created a unified platform uniquely positioned to provide an expanded suite of products, services and resources for investors and the financial professionals who assist them. We intend to collaborate extensively with Beneficient and capitalize on our respective capabilities, relationships and services. Specifically, the Purchase and Contribution Agreement contemplates that we will seek to enter into an agreement with Beneficient pursuant to which we would offer and distribute (through a FINRA registered managing broker-dealer) Beneficient’s liquidity products and services. There is no assurance that we will realize the anticipated benefits from the Beneficient Transactions. Failure to realize these benefits will likely negatively impact the results of our operations, our business prospects, the ultimate success of our strategic relationship and the value of our common stock.

We have and will continue to invest in Beneficient, and Beneficient’s financial performance and results of operations will have a direct impact on our financial performance.

As a result of the Investment Agreement and the Exchange Agreement (as described above), GWG was granted the authority to appoint a majority of the Board of Directors of the general partner of Beneficient. As a result, effective as of December 31, 2019, GWG controls Beneficient and consolidates Beneficient for financial statement reporting purposes. As such, our basis of accounting for and the presentation of our investment in Beneficient is materially different from that described in previous audited and unaudited financial statements. Because Beneficient will represent a significant percentage of our consolidated assets, the impact on our financial statements of Beneficient’s financial performance may be material.

Beneficient has experienced significant delays in obtaining trust company charters and may be ultimately unable to do so, which outcome would hinder Beneficient’s ability to successfully pursue its current business plan and could adversely affect the value of Ben LP’s common units.

Beneficient has applied for trust charters from the Texas Department of Banking and intends to carry on much of its business through two trust company subsidiaries. While it anticipates receiving the trust charters in the near future, there have been significant delays and there can be no assurance that Beneficient will ultimately be successful in obtaining trust company charters. Because Beneficient’s current business plans are based on obtaining regulatory approval to operate as regulated trust companies, a failure to do so may materially and adversely impact its financial performance and prospects, which would likely negatively impact our results of operations and may result in impairment of goodwill.

Ben LP’s partnership agreement eliminates fiduciary duties that might otherwise be owed to us under Delaware law.

Ben LP’s business and affairs are managed by Beneficient Management. Ben LP’s partnership agreement eliminates the fiduciary duties that might otherwise be owed by Beneficient Management under Delaware law and replaces them with the duties expressly set forth in such agreement. Ben LP’s partnership agreement provides that, when the general partner is permitted or required to make a decision in its “discretion” or pursuant to a provision not subject to an express standard of “good faith,” in making such decision, the general partner has no duty to give any consideration to any interest of or factors affecting Beneficient or any other person. If a decision under Ben LP’s partnership agreement is subject to an express standard of “good faith,” such decision will not constitute a breach of the agreement if the decision is approved by (i) a majority of the members of the conflicts committee of the board of directors of the general partner of Beneficient, (ii) holders of a majority of the voting power of the Ben LP’s common units entitled to vote (excluding voting common units owned by the general partner and its affiliates), or (iii) the general partner acting without a subjective belief that such decision was adverse to the interests of Ben LP. Potential conflicts of interest may arise among the general partner and its affiliates, on the one hand, and Beneficient, on the other hand, and the general partner may be able to favor its own interest to the detriment of Beneficient and the holders of the common units of Ben LP.

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

On December 31, 2019, GWG was granted the authority to appoint a majority of the board of directors of the general partner of Ben LP (as contemplated by the Investment and Exchange Agreements). As such, GWG controls Beneficient and consolidates Beneficient for financial statement reporting purposes. It is possible that GWG and Beneficient will redeem all outstanding common units of Ben LP not owned by GWG such that GWG becomes the sole owner of such common units. In this scenario, “dilution” refers to the potentially significant economic rights and privileges of the limited partner interests (described below) that are senior or preferred to our common interests that could result in substantial economic dilution to GWG.

Upon completion of the Beneficient Transactions, we owned approximately 95.5% of the issued and outstanding common units in Ben LP. This percentage ownership does not take into account (i) limited partner interests that may be issued upon the conversion of outstanding securities issued by Beneficient or its affiliates, or (ii) additional limited partner interests that may be issued after the closing of the Beneficient Transactions. Taking these issuances into account, our ownership interest in common units of Ben LP could be reduced significantly below 50%. In addition, and importantly, Beneficient Management has discretion to cause Ben LP to issue additional limited partner interests from time to time, and Ben LP’s partnership agreement contains no meaningful restrictions on this authority. Moreover, the Beneficient organizational structure permits the future issuance of additional securities that can, upon certain circumstances or at the discretion of their holders, be converted into additional limited partner interests in Ben LP. Should any of these actions be taken, our percentage ownership in Ben LP will be diluted.

The resale of our common stock issued in the Exchange Transaction could put downward pressure on the market price of our common stock and result in a destabilized trading market for our common stock.

Upon the Final Closing, we issued 27,013,516 shares of our common stock, which in the aggregate represented approximately 82% of our outstanding common stock as of December 31, 2019. The shares issued in the Exchange Transaction are subject to resale restrictions applicable to “restricted securities” under applicable federal securities laws. The Master Exchange Agreement and related ancillary agreements require that we register the resale of the shares of common stock issued in the Final Closing to the Seller Trusts to the extent permitted by applicable SEC rules and regulations. Upon the effectiveness of any such registration, or the lapse of applicable resale restrictions under applicable securities laws, the shares of our common stock issued in the Exchange Transaction will be available for resale in the public equity markets. We cannot predict the effect, if any, that future sales of these shares or the availability of these shares for future sale could have on the market price of our common stock.

The Seller Trusts, collectively, own a substantial majority of our outstanding common stock, enabling them to exert significant influence over our operations, which may affect the trading price of our common stock.

According to their most recent Schedule 13D/A filing, the Seller Trusts own approximately 78.4% of our outstanding common stock. The Seller Trusts are a group of individual common law trusts that received shares of our common stock in the Exchange Transaction. The trustee of each of the Seller Trusts is Delaware Trust Company. The trust advisors of each trust are two individuals unrelated to each other, Murray T. Holland (our President and Chief Executive Officer) and James E. Turvey, who have sole decision-making authority with respect to each Seller Trust. The beneficiary of each of the Seller Trusts is MHT Financial, LLC. The current members of MHT Financial, LLC include Murray T. Holland (our President and Chief Executive Officer) and an entity owned by Shawn T. Terry and Mike McGill. The Seller Trusts are entitled to full voting rights with respect to the shares of Common Stock they own. Because the Seller Trusts, collectively, own a substantial majority of our outstanding voting securities, the Seller Trusts are entitled to cast a majority of the votes on all matters requiring stockholder votes, including: the election of directors; mergers, consolidations, acquisitions and other strategic transactions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; amendments to our Certificate of Incorporation or our bylaws; and our winding up and dissolution. This effectively transferred voting control over the Company to the Seller Trusts from Messrs. Jon and Steven Sabes, who held a majority of our outstanding common stock not held by the Seller Trusts prior to the closing of the Purchase and Contribution Transaction. This concentrated ownership enables the Seller Trusts to exert significant influence over all of our corporate activities, including the election of directors to our Board of Directors, and may delay, deter or prevent acts that would be favored by our other stockholders. The interests of the Seller Trusts may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of the Company. Also, the Seller Trusts may seek to cause us to take courses of action that, in their judgments, could enhance their investments in us, but which might involve risks to our other stockholders or adversely affect us or our other stockholders. As a result, the market price of our shares could decline or stockholders might not receive a premium over the then-current market price of our shares upon a change in control. In addition, this continued concentration of share ownership, albeit in new hands, may adversely affect the trading price of our shares because prospective investors may perceive disadvantages in owning shares in a company with such significant stockholders.

We are currently relying on the “controlled company” exemption under Nasdaq Stock Market Listing Rules, pursuant to which “controlled companies” are exempt from certain corporate governance requirements otherwise applicable under Nasdaq Stock Market Listing Rules.

The Nasdaq Stock Market Listing Rules exempt “controlled companies,” or companies of which more than 50% of the voting power is held by an individual, a group or another company, from certain corporate governance requirements, including those requirements that:

●	A majority of the Board of Directors consist of independent directors;

●	Compensation of officers be determined or recommended to the Board of Directors by a majority of its independent directors or by a compensation committee comprised solely of independent directors; and

●	Director nominees be selected or recommended to the Board of Directors by a majority of its independent directors or by a nominating committee that is composed entirely of independent directors.

The Seller Trusts that acquired our shares in the Beneficient Transactions own approximately 78.4% of our common stock and are considered a group for purposes of the Nasdaq controlled company listing rule, based on the most recent Schedule 13D/A filed by the Seller Trusts and the trust advisors with the SEC. As a result, we are currently a “controlled company” and are relying on the controlled company exemption for certain of the above requirements, including those related to the determination or recommendation of officer compensation. Accordingly, should the interests of the Seller Trusts differ from those of other stockholders, the other stockholders do not have the same protections generally as stockholders of other Nasdaq-listed companies with respect to corporate governance for so long as we rely on the controlled company exemption from the specified corporate governance requirements. Our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

An inability to obtain accurate and timely financial information from Beneficient may prevent us from complying with reporting obligations under federal securities law and compromise our ability to finance our operations through the public equity or debt markets.

On December 31, 2019, Beneficient became a consolidated subsidiary of GWG Holdings. Until we can fully integrate our accounting and financial reporting systems with Beneficient, we will continue to be heavily reliant on Beneficient to provide us with accurate and timely financial reporting that will allow us to timely prepare and file our consolidated financial statements in accordance with GAAP and in compliance with SEC regulations and Nasdaq listing rules. Although we plan to integrate our accounting and financial reporting systems with Beneficient, this integration is not expected to be complete until the second half of 2020.

Beneficient’s management and auditors identified several material weaknesses in Beneficient’s internal controls as of December 31, 2018 relating to various Committee of Sponsoring Organizations of the Treadway Commission components including control environment, risk assessment, monitoring activities and control activities. More specifically, material weaknesses were identified relating to, among other matters, insufficient accounting resources to properly capture and accurately record all material transactions; insufficient controls surrounding certain key valuation models and surrounding data inputs into such key valuation models; and ineffective controls over the period end financial reporting process. Beneficient has implemented remedial measures and will perform testing over the operating effectiveness of these controls in mid-2020. While there can be no assurance that the operating effectiveness efforts will be completed without further remedial efforts, Beneficient believes that the remedial efforts put in place address the material weaknesses noted in the 2018 internal control findings. Until the integration of our accounting and financial reporting systems with Beneficient is complete, if Beneficient is unable to maintain its effective internal control over financial reporting, the financial information we receive from Beneficient necessary to produce our consolidated financial statements may not be prepared in sufficient time to allow for us to produce our consolidated financial statements within required time periods.

If we are unable to obtain accurate and timely financial information from Beneficient and are unable to timely prepare and file our financial statements as a result, we may fail to comply with reporting obligations under federal securities law, become subject to delisting from the Nasdaq Stock Market, and may be unable to utilize the public debt or equity markets to finance our operations. Because we have been heavily reliant on the public offer and sale of L Bonds, discontinuing our L Bond offers would have a material adverse impact on our ability to expand our alternative asset portfolio, service our existing portfolio of life insurance policies, satisfy payment requirements under our debt obligations, including our L Bonds and Seller Trust L Bonds, and otherwise fund our operations. In addition, our failure to deliver financial information and comply with disclosure requirements under applicable SEC regulations may result in covenant violations under our second amended and restated senior credit facility with LNV Corporation and hurt our reputation and credibility with our stockholders and our debt holders.

We were unable, without unreasonable effort and expense, to complete our financial statements as of and for the year ended December 31, 2018 within the time period required for us to timely file our Annual Report on Form 10-K for the year ended December 31, 2018, which was due on or prior to April 1, 2019. Likewise, we were unable to timely file our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019.

Our inability to timely file these Reports was due, in part, to a delay in our obtaining financial information from Beneficient. In each of these instances, and in accordance with standard procedures related to the delayed filing of periodic reports with the SEC, we received a letter from Nasdaq stating that we were not in compliance with our filing requirements for continued listing under Nasdaq Listing Rule 5250(c)(1). We ultimately regained compliance with Nasdaq’s filing requirements within the grace periods provided by Nasdaq under its Marketplace Rules and delisting procedures. However, if we fail to maintain compliance in the future, we may be delisted, in which case our business and the value of our securities would likely be materially and adversely impacted. Our inability to timely file these reports also resulted in a temporary suspension of the offering of our L Bonds.

A failure to establish and maintain effective internal controls over financial reporting could adversely affect our financial results.

Both GWG Holdings and Beneficient reported material weaknesses as part of their respective 2018 annual audits. GWG Holdings’ material weaknesses included ineffective information and communication controls with external parties due to delays in the financial statement close and reporting process as evidenced by the untimely filing of the Annual Report on Form 10-K for the year ended December 31, 2018, and of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019. Also, management of GWG Holdings did not have sufficient accounting resources and personnel to effectively design and execute process level controls around certain complex or non-recurring transactions to ensure proper application of U.S. GAAP. Beneficient’s material weaknesses included, among other matters, insufficient accounting resources to properly capture and accurately record all material transactions; insufficient controls surrounding certain key valuation models and surrounding data inputs into such key valuation models; and ineffective controls over the period end financial reporting process.

GWG is a smaller reporting company for SEC reporting purposes and has historically had limited accounting and financial reporting resources. Prior to the December 31, 2019 consolidation with GWG, Beneficient was not subject to the reporting obligations required under the Sarbanes-Oxley (“SOX”) Act of 2002. The consolidation of Beneficient and GWG will result in increased accounting, reporting and internal controls complexity as the companies integrate systems and processes. Furthermore, Beneficient, as a consolidated subsidiary of GWG, is required to be SOX compliant as of December 31, 2020. While both GWG and Beneficient have implemented remedial measures to address their respective 2018 internal control findings, and the companies have plans to fully integrate information systems and processes and to share accounting and financial reporting resources, there is no certainty that GWG and Beneficient will be able to maintain effective internal controls over financial reporting.

Effective internal controls are necessary for GWG and Beneficient to provide reliable financial reports, prevent fraud and operate successfully. If either GWG or Beneficient, or both, cannot provide reliable financial reports or prevent fraud, the Company’s ability to accurately report its financial results could be adversely affected and its reputation and operating results would be harmed. GWG and Beneficient cannot be certain that their efforts to further establish and maintain internal controls over financial reporting will be successful. Any failure to further develop, as necessary, or to maintain effective internal controls could harm the Company’s operating results or cause the Company to fail to meet its reporting obligations. See the risk factor above “An inability to obtain accurate and timely financial information from Beneficient may prevent us from complying with reporting obligations under federal securities law . . . .” Ineffective internal controls could also cause investors to lose confidence in the Company’s reported financial information.

Our remedies for an “Event of Default” under our Commercial Loan Agreement with Ben LP are limited.

As part of the Exchange Transaction, GWG Life, as lender, and Ben LP, as borrower, entered into the Commercial Loan Agreement under which $197.4 million in principal and interest was outstanding at December 31, 2019. The principal amount under the Commercial Loan Agreement is due on August 9, 2023; provided that (a) in the event Ben LP completes at least one public offering of its common units raising at least $50 million, which on its own or together with any other public offering of Ben LP’s common units results in Ben LP raising at least $100 million, then the maturity date will be extended to August 9, 2028; and (b) in the event that Ben LP (i) completes at least one public offering of its common units raising at least $50 million which on its own or together with any other public offering of Ben LP’s common units results in Ben LP raising at least $100 million and (ii) at least 75% of Beneficient Holding’s total outstanding NPC-B limited partnership interests have been converted to shares of Ben LP’s common units, then the maturity date will be extended to August 9, 2033.

Ben LP’s obligations under the Commercial Loan Agreement are unsecured, and repayment of the balance under the Commercial Loan Agreement is subordinated in right of payment to any of Beneficient’s senior debt and to obligations that may arise in connection with its NPC-B Unit limited partnership interests. As a result, our remedies upon a default by Ben LP under the Commercial Loan Agreement that constitutes an “Event of Default” (as defined in the Commercial Loan Agreement) are limited to accelerating the loan and commencing a lawsuit for collection. We would not have the right to force Ben LP into bankruptcy or, since the Commercial Loan is unsecured, foreclose on any collateral until a judgment is secured. In addition, under the subordination provisions of the Commercial Loan Agreement, we would have the right to receive proceeds of any sale of Ben LP assets or any liquidation proceeding only after Beneficient’s senior lender is paid in full.

Our evolving operating priorities, allocation of capital and overall strategic direction may prove to be unsuccessful.

The consummation of the Purchase and Contribution Transaction resulted in the reconstitution of our board of directors and management team. Such reconstitution has altered and will likely continue to alter our operating priorities, allocation of capital and overall strategic direction from those in place prior to the consummation of the Purchase and Contribution Transaction. There is no assurance that our operating priorities, allocation of capital and overall strategic direction will ultimately prove to be successful.

The Purchase and Contribution Agreement provides that GWG and Beneficient will use commercially reasonable efforts to enter into a joint venture agreement, which may significantly alter the existing strategic relationship between GWG and Beneficient.

The Purchase and Contribution Agreement provides that GWG and Beneficient will use commercially reasonable efforts to enter into a joint venture agreement. The terms of that agreement have not been determined and they may significantly alter the existing strategic relationship between GWG and Beneficient, including providing for further integration of our respective businesses and establishing additional or alternative financing arrangements. The terms of the joint venture agreement are subject to approval of the Board of Directors of GWG and the Board of Directors of Beneficient Management and subject to the exercise of their respective fiduciary duties. The Board of Directors of GWG has established a special committee of independent and disinterested directors to review and, if deemed appropriate, approve proposed transactions with or involving Beneficient.

Risks Related to Beneficient’s operations:

In addition to the risks set forth above related to our controlling financial interest in Beneficient generally, the risk factors set forth below relate specifically to Beneficient’s business operations. Because Ben LP is now our consolidated subsidiary as of December 31, 2019, the impact on our financial results of Beneficient’s current business operations will be material to the overall results of our business operations. Therefore, you should also consider carefully the following risk factors in evaluating us and our business.

Beneficient does not have any operating history for its new business.

Beneficient’s management has a long track record of successfully organizing and operating businesses, including Beneficient’s founder who organized Beneficient’s predecessor in 2003, but Beneficient’s business plan represents a new phase in its development and Beneficient does not have significant operating history under its current business plan. Additionally, Beneficient’s proposed trust company subsidiaries have little operating history. In general, companies that seek to implement these kinds of business plans present substantial business and financial risks and uncertainties.

Beneficient’s success depends on certain key executives and the ability to attract, retain, and develop new professionals.

Beneficient’s success depends in large part upon the skills, experience, personal reputations and network of business contacts of certain key executives. These individuals’ reputations, business relationships and expertise are critical elements in the successful implementation of Beneficient’s business strategy. Accordingly, the loss of any of the key executives could materially harm Beneficient’s business and the value of Beneficient.

Beneficient’s key executives are directly responsible for setting Beneficient’s strategic direction, operating Beneficient’s business, maintaining and expanding business and other critical relationships, clients and business partners and identifying expansion opportunities. Should Beneficient lose one of these key executives, it may have to search externally for a qualified replacement, which search may be prolonged, and Beneficient cannot provide assurance that it will be able to hire such a replacement on a timely basis or at all.

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

A principal focus of Beneficient’s strategy is to expand the number of Beneficient’s product offerings and grow Beneficient’s trust administration products and services. Beneficient’s future growth depends upon a number of factors, many of which are beyond Beneficient’s ability to control. These factors include Beneficient’s ability to:

●	accurately assess the demand for and sell the products and offerings that Beneficient expects to develop to meet demand;

●	compete against other client solutions and other vendors;

●	maintain the quality of Beneficient’s trust administration products and services;

●	effectively manage Beneficient’s financing underwriting criteria and manage Ben Collateral, including with effective risk management discipline;

●	update Beneficient’s products and offerings and develop new products and offerings needed by clients; and

●	hire, train and retain qualified personnel to manage and operate Beneficient’s business as it is expected to grow.

A deficiency in any of these factors could adversely affect Beneficient’s ability to achieve or manage growth or profitability.

Beneficient’s current business plan may be significantly compromised if it is unable to obtain its trust company charters.

Beneficient’s proposed trust company subsidiaries may not commence trust company operations until those subsidiaries receive the necessary trust charters from the Texas Department of Banking. Beneficient filed limited trust association charter applications for its proposed trust company subsidiaries with the Texas Department of Banking in September of 2018 and submitted revised charter applications on March 6, 2020. Approval of those applications is not assured. Even if the charter applications are approved, Beneficient expects that the approvals will be subject to certain conditions including, among others, that the proposed trust company subsidiaries satisfy certain minimum restricted capital requirements. There is no assurance that Beneficient will be able to satisfy all the conditions imposed by the Texas Department of Banking in connection with its approvals. In addition, such conditions could delay the anticipated time for commencement of trust operations.

If Beneficient is ultimately unable to obtain satisfactory limited trust association charters, Beneficient’s ability to implement its current business plan may be significantly compromised. Without the trust company charters, federal regulations would significantly limit the amount of alternative asset liquidity financings (“Liquidity Transactions”) Beneficient could undertake.

Beneficient’s business faces substantial competition from a variety of financial solution companies and other liquidity providers.

Beneficient faces substantial competition in all areas of its operations from a variety of competitors, many of which are larger, have an established track record and reputation, and may have more financial resources. Beneficient’s business competes with other providers of financial and trust administration such as bank holding companies, commercial and savings banks, savings and loan associations, credit unions, asset managers and their private equity affiliates, insurance companies and a growing list of other local, regional and national institutions which offer financial and trust administration services. Beneficient’s business also competes with other providers of liquidity for alternative assets, which may hinder Beneficient’s ability to offer Liquidity Transactions to the market. If Beneficient is unable to compete effectively, Beneficient will lose market share and income generated from trust administration services and other financial products will decline.

Beneficient’s liquidity, profitability and business may be adversely affected by an inability to access, or ability to access only on unfavorable terms, the capital markets.

Liquidity is essential to Beneficient’s business and Beneficient must continue to grow its capital to maintain liquidity. Future cash flows from Beneficient’s financing arrangements and proceeds from borrowings may not be sufficient for Beneficient to satisfy Beneficient’s working capital and liquidity needs. To the extent that working capital is insufficient to fund future operating costs, Beneficient may need to raise additional funds through equity or debt financings, including investments in the form of equity investments and debt advances from GWG, reduce expenses, or curtail its growth. Many factors will affect Beneficient’s capital needs and their amount and timing, including Beneficient’s growth and profitability, as well as market disruptions and other unforeseeable developments.

Beneficient’s liquidity may be impaired by an inability to access, or ability to access only on unfavorable terms, secured and/or unsecured debt markets or equity markets, including access to capital markets indirectly through GWG, an inability to access funds from its subsidiaries or otherwise allocate liquidity optimally, an inability to sell assets or redeem its interests in the Ben Collateral, or unforeseen outflows of cash or collateral. This situation may arise due to circumstances that Beneficient may be unable to control, such as a general market disruption or an operational problem that affects third parties or Beneficient, a disruption of the financial markets or negative views about the financial services industry generally, including concerns regarding fiscal matters in the U.S. and other geographic areas.

In addition, Beneficient’s ability to raise funding could be impaired if investors or lenders develop a negative perception of Beneficient’s long-term or short-term financial prospects. An increase in debt of Beneficient and/or its subsidiaries may increase Beneficient’s leverage and reduce its interest coverage. To the extent that Beneficient or its subsidiaries raise additional capital through the future sale of equity or debt, the ownership interest of our equity holders may be diluted.

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

If Beneficient is unable to repay or refinance its existing credit facilities, then Beneficient will be required to either liquidate assets to repay these loans or to raise additional capital through the sale of equity.

Beneficient is subject to repayment risk in connection with its Liquidity Transactions.

Beneficient’s Liquidity Transactions are structured as loans from Beneficient’s subsidiary to unaffiliated trusts that acquire ownership interests in the alternative assets comprising the collateral supporting Beneficient’s Liquidity Transactions (the “Ben Collateral”). Loans extended by Beneficient do not require repayment prior to maturity and are subject to a risk of default. Unaffiliated trusts may default on a loan from Beneficient even if the cash flow from alternative assets in the Ben Collateral supporting such a loan is sufficient to otherwise repay interest and principal on the loan.

A determination that Beneficient is an unregistered investment company would have serious adverse consequences.

A determination that Beneficient or any of the proposed trust company subsidiaries is an unregistered investment company under the Investment Company Act of 1940 (the “1940 Act”) would have serious adverse consequences. Beneficient does not believe it could operate its business effectively as a registered investment company. As a result, Beneficient would have to change its operations so as not to be an investment company. Changes could include refraining from raising capital, changing the types of products and services that Beneficient provides, and changing the nature of the Ben Collateral. Furthermore, if at any time it were established that Beneficient or any of the proposed trust company subsidiaries had been operating as an investment company in violation of the registration requirements of the 1940 Act, there would be a risk, among other material adverse consequences, that such company: (i) could become subject to SEC enforcement and investigation, monetary penalties or injunctive relief, or both, (ii) would be unable to enforce contracts with third parties or that third parties could seek to obtain rescission of transactions with such company undertaken during the period in which it was established that such company was an unregistered investment company, and (iii) would face adverse action from the Texas Department of Banking, either in relation to its pending application for trust company charters, or if such charters are granted, in connection with such charters. Such developments would be likely to have material and adverse consequences for Beneficient. In addition, if Beneficient were treated as an investment company, it would not be eligible to be taxed as a partnership and instead would be taxable as a corporation for U.S. federal income tax purposes, which could result in a material and adverse impact on the returns of holders of Ben LP common units. Upon completion of the Beneficient Transactions, GWG Holdings owned approximately 95.5% of Ben LP common units.

Beneficient’s results of operations may fluctuate from period to period.

Beneficient expects that the results of its operations may vary significantly from period to period for a variety of reasons, many of which are outside of Beneficient’s control and difficult to predict, including demand for Beneficient’s liquidity products and trust administration services, performance of the loans against alternative assets comprising the Ben Collateral and concentration of risk in the loan portfolios. Because Beneficient’s results of operations may vary significantly from quarter to quarter, the results of any one period should not be relied upon as an indication of future performance. Many but not all of the factors that may cause Beneficient’s results of operations to fluctuate are presented in these risk factors.

Beneficient may incur significant losses as a result of ineffective risk management processes and strategies.

Beneficient seeks to monitor and control its risk exposure by developing an effective risk and control framework, which encompasses a variety of separate but complementary financial, credit, operational, compliance, and legal reporting systems; internal controls; management review processes; and other mechanisms. While Beneficient employs and will continue to develop and deploy a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application may not be effective and may not anticipate every risk event in all market environments or the specific nature of the impact and timing of such outcomes.

Beneficient’s operations, products and services may be negatively impacted by changes in economic and market conditions.

Beneficient’s operations, products and services may be negatively impacted by changes in general economic and market conditions because the performance of Beneficient’s liquidity products and trust administration services is directly affected by conditions in the financial and securities markets. The financial markets and businesses operating in the securities industry are highly volatile (meaning that performance results can vary greatly from period to period) and are directly affected by, among other factors, domestic and foreign economic conditions, geopolitics and general trends in business and finance, all of which are beyond Beneficient’s control. Declines in the financial markets or a lack of sustained growth may result in a corresponding decline in Beneficient’s performance and may adversely affect the assets comprising the Ben Collateral and the loans against the assets comprising the Ben Collateral.

Fluctuations in interest rates and foreign exchange rates may negatively impact the business of Beneficient.

Fluctuations in interest rates and foreign exchange rates may negatively impact the business of Beneficient. These rates are highly sensitive to many factors beyond Beneficient’s control, including general economic conditions, both domestic and foreign, and the monetary and fiscal policies of various governmental and regulatory authorities. Beneficient’s assets and liabilities can be affected significantly by changes in market interest rates. As a result, Beneficient may adopt asset and liability management policies to minimize the potential adverse effects of changes in interest rates and foreign exchange rates, primarily by altering the mix and maturity of Liquidity Transactions, interests in the Ben Collateral, funding sources, and derivatives. However, even with these policies in place, a change in interest rates and foreign exchange rates can impact Beneficient’s financial condition. Beneficient’s ability to successfully manage its interest rate and foreign exchange rate risks is subject to factors beyond its control.

Beneficient relies on other companies to provide key components of Beneficient’s business infrastructure.

Third-party vendors provide and are expected to continue to provide key components of Beneficient’s business infrastructure. Any problems caused by these third parties, including as a result of their not providing Beneficient their services for any reason or their performing their services poorly, could adversely affect Beneficient’s ability to deliver products and services to Beneficient’s clients, impair Beneficient’s ability to conduct its business efficiently and effectively, and/or result in regulatory action, financial loss, litigation, and loss of reputation. Replacing these third-party vendors could also entail significant delay and expense.

Beneficient may only be able to offer a limited number of products and solutions.

Beneficient may only be able to offer a limited number of products and solutions due to regulatory, capital or other restrictions. Accordingly, the prospects for Beneficient’s success may be solely dependent upon the performance of a single product or solution, or dependent upon the development or market acceptance of a single or limited number of products or solutions. A lack of diversification in its offerings may make Beneficient susceptible to numerous economic, competitive and regulatory conditions, any or all of which may have a substantial adverse impact upon Beneficient’s ability to operate its business and/or grow its business in the future. Further, Beneficient would not be able to diversify its operations or benefit from the possible spreading of risks or offsetting of losses that offering a comprehensive suite of solutions could provide.

Beneficient depends on the accuracy and completeness of information from and about clients.

In deciding whether to enter into Liquidity Transactions with clients, Beneficient may rely on information furnished to it by or on behalf of clients, including financial statements and other financial information. Beneficient also may rely on representations of clients as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in connection with Liquidity Transactions, Beneficient may rely on information provided by a client such as net asset value of an underlying alternative asset. Beneficient also relies, and will continue to rely, on client representations and certifications, or other audit or accountants’ reports, with respect to the business and financial condition of the assets underlying the Liquidity Transaction. Reliance on clients may not reveal or highlight all relevant facts (including bribery, fraud or other illegal activities) or risks that are necessary or helpful in evaluating such transaction opportunity. Instances of bribery, fraud, accounting irregularities and other improper, illegal or corrupt practices can be difficult to detect and may be more widespread in certain jurisdictions. Beneficient’s financial condition, results of operations, financial reporting and reputation could be negatively affected if Beneficient relies on materially misleading, false, inaccurate or fraudulent information.

Beneficient will be subject to comprehensive governmental regulation and supervision.

Beneficient and its subsidiaries operate in a highly regulated environment and will be subject to supervision and regulation by several governmental agencies. Beneficient and its subsidiaries are subject to changes in federal and state laws, regulations, governmental policies, tax laws and accounting principles. As Beneficient’s business grows, Beneficient and its subsidiaries expect to become subject to additional regulatory agencies’ regulation. Changes in regulations or the regulatory environment could adversely affect Beneficient’s business.

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

During economic downturns, alternative asset owners may suffer from decreasing returns (including negative returns and loss of principal investment), liquidity pressure, increased volatility and difficulty maintaining targeted asset allocations, and investors may decrease or suspend making new fund investments during and after such periods. As the economy begins to recover from these periods, investors may elect to reduce their exposure to alternative investments, resulting in a smaller overall pool of potential clients in the industry and clients for Beneficient’s services and products in the future. In the event all or part of this analysis proves true, when trying to find new clients Beneficient will be competing for fewer available alternative assets to administer in an increasingly competitive environment, which could lead to terms less favorable to Beneficient as well as difficulty in reaching new clients. Such changes would adversely affect Beneficient’s revenues and profitability.

Beneficient is dependent on the continued success of the alternative asset industry.

Beneficient’s success depends, in part, on the continued success of alternative asset managers and the alternative asset industry that has enjoyed a prolonged period of expansion and profitability. Such expansion and profitability is subject to market conditions and other factors outside of Beneficient’s control (and the control of managers of alternative assets). There is no assurance that such expansion and profitability will continue. Beyond business and financial success, the alternative asset industry may also become subject to greater governmental regulation and investigation, which could have a negative effect on Beneficient.

A failure of Beneficient to appropriately identify and address potential conflicts of interest could adversely affect Beneficient’s business.

Beneficient has developed robust procedures and controls designed to identify and address conflicts of interest relevant to its business operations. However, appropriately identifying and dealing with conflicts of interest is complex and difficult, and Beneficient’s reputation could be damaged, and the willingness of clients to enter into transactions with Beneficient may be affected, if Beneficient fails, or appears to fail, to identify, disclose and deal appropriately with conflicts of interest. In addition, potential or perceived conflicts could give rise to litigation or regulatory enforcement actions.

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

Transfer restrictions applicable to alternative assets may prevent Beneficient from being able to attract a sufficient number of clients to achieve Beneficient’s business goals.

Many alternative assets contain stringent transfer restrictions imposed by the issuing entity, which may prevent Beneficient from entering into Liquidity Transactions or providing trust administration services with respect to such assets. Such restrictions may result in Beneficient not being able to attract a sufficient number of clients or Liquidity Transactions and, as a result, its revenues and profitability could be adversely affected.

Beneficient’s failure to correctly identify mergers, acquisitions, divestitures or other strategic transactions could have a material adverse effect on its business, financial condition and results of operations.

Beneficient may seek to facilitate its growth through mergers, acquisitions or other strategic transactions. Mergers, acquisitions, and other strategic transactions involve inherent risks that could compromise the success of the combined business and dilute the holdings of Beneficient’s unitholders. If Beneficient is incorrect when assessing the value, strengths, weaknesses, liabilities and potential profitability of such transactions, or if Beneficient fails to adequately integrate the acquired businesses or individuals, the success of the combined business could be compromised. Business acquisitions are subject to the risks commonly associated with such transactions including, among others, potential exposure to unknown liabilities of acquired companies and to acquisition costs and expenses, the difficulty and expense of integrating the operations and personnel of the acquired companies, potential disruptions to the business of the combined company and potential diversion of management’s time and attention, the impairment of relationships with and the possible loss of key employees and clients as a result of changes in management, potential litigation or other legal risks, potential write-downs related to goodwill impairments in connection with acquisitions and dilution to the unitholders of the combined company if the acquisition is made for equity of the combined company. In addition, investment strategies, technologies or businesses of acquired companies may not be effectively assimilated into Beneficient’s business or may have a negative effect on the combined company’s revenues or earnings. The combined company may also incur significant expenses to complete acquisitions and support acquired investment strategies and businesses. Further, any such acquisitions may be funded with cash, debt or equity, which could dilute the holdings or limit the rights of Beneficient’s unitholders. Finally, Beneficient may not be successful in identifying attractive acquisition candidates or completing acquisitions on favorable terms.

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

These investments and enhancements may affect Beneficient’s future profitability and overall effectiveness. From time to time, Beneficient may change, consolidate, replace, add or upgrade existing systems or processes, which if not implemented properly to allow for an effective transition, may have an adverse effect on Beneficient’s operations, including business interruptions, which may result in inefficiencies, revenue losses, client losses, exposure to fraudulent activities, regulatory enforcement actions, or damage to Beneficient’s reputation. Beneficient also outsources certain operational and other functions to consultants or other third parties. If Beneficient does not implement its systems effectively or if its outsourcing business partners do not perform their functions properly, there could be an adverse effect on Beneficient. There can be no assurance that Beneficient will be able to effectively maintain or improve its systems and processes, or utilize outsourced talent, to meet its business needs efficiently. Any failure of such could adversely affect Beneficient’s operations, financial condition, results of operations, future growth and reputation.

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

Beneficient’s business involves the risk that clients or others may sue Beneficient, claiming that Beneficient has failed to perform under a contract or otherwise failed to carry out a duty perceived to be owed to them. This risk would be heightened when Beneficient’s trust company subsidiaries begin serving as fiduciaries for their clients following the issuance of state trust company charters. Specifically, Beneficient’s trust company subsidiaries would be required to (i) adhere to the fiduciary standard of care required under the terms of the governing documents or applicable law, and (ii) properly discharge their fiduciary duties. If Beneficient fails to comply with these fiduciary obligations, it could incur significant costs and possibly liability, which could materially and adversely affect Beneficient’s business, financial condition or results of operations. Liability for breach of fiduciary duty may be difficult to assess or quantify and its existence and magnitude may remain unknown for a substantial period of time. Additionally, an alleged breach of fiduciary duty, regardless of the merits of such alleged breach, could significantly damage Beneficient’s reputation and cause it to incur legal and other costs. Claims made or actions brought against Beneficient, whether founded or unfounded, may result in injunctions, settlements, damages, fines or penalties, which could have a material adverse effect on Beneficient’s financial condition and results of operations, could adversely affect Beneficient’s ability to raise additional funding or attract new clients, and could require changes to Beneficient’s business. Even if Beneficient defends itself successfully, the cost of litigation is often substantial, and public reports regarding claims made against Beneficient may cause damage to its reputation among existing and prospective clients or negatively impact the confidence of counterparties, rating agencies, and equityholders, consequently affecting Beneficient’s earnings negatively.

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

The interest rates under Beneficient’s loan, credit and other agreements may be impacted by the phase-out of the London Interbank Offered Rate (“LIBOR”).

LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rates on loans globally. LIBOR is used as a reference rate to calculate interest under certain of our borrowings and receivables. In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, identified the Secured Overnight Financing Rate (“SOFR”) as the preferred alternative reference rate to U.S. dollar LIBOR and recommended a paced transition plan that involves the creation of a reference rate based on SOFR by the end of 2021. SOFR is a more generic measure than LIBOR and considers the cost of borrowing cash overnight, collateralized by U.S. Treasury securities. Given the inherent differences between LIBOR and SOFR or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR. Certain of Beneficient’s borrowing and receivable agreements contain fallback provisions providing for alternative rate calculations in the event LIBOR is unavailable, prior to any LIBOR rate transition. As a result, our level of interest payments we incur or receive may change and the new rates we incur may not be as favorable to us as those in effect prior to any LIBOR phase-out.

Beneficient’s fair value estimates of illiquid assets may not accurately estimate prices obtained at the time of sale and Beneficient cannot provide assurance that the values of the alternative assets underlying the Liquidity Transactions that it reports from time to time will be realized.

Asset valuations for which there is no readily available market, such as the illiquid assets comprising the Ben Collateral, require estimates and assumptions about matters that are inherently uncertain. Given this uncertainty, the fair values of such assets as reflected in estimated net asset value may not reflect the prices that would actually be obtained if and when such assets would be sold.

Under Beneficient’s valuation policy, Beneficient bases its estimates of the fair value of the alternative assets in the Ben Collateral on the fund reported net asset value reported to it by the underlying fund managers. Because alternative asset managers generally hold a high proportion of their investments in assets for which market prices are not readily available, fund reported net asset value will necessarily incorporate estimates of fair value made by the fund managers. As there is no single method for determining fair value, there may be significant variations in the valuation policies used by different fund managers in the Ben Collateral.

In addition, due to time lags in receiving valuation information from fund managers, Beneficient typically does not and will not have up-to-date information from all underlying funds at the time it calculates the fair value of the alternative assets underlying the Liquidity Transactions. Beneficient typically is not and will not be aware of all material developments at a fund or its underlying portfolio companies that could adversely affect the value of the funds in the Ben Collateral.

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

Furthermore, a substantial majority of the net assets of Beneficient are currently represented by intangible assets and goodwill. Beneficient’s management performs goodwill and intangible asset impairment testing annually, during the fourth quarter, or when events occur, or circumstances change that would more likely than not indicate impairment has occurred. Goodwill impairment exists when the carrying value of goodwill exceeds its implied fair value. If Beneficient’s management concludes that a portion of its goodwill is impaired, and writes down the value of such goodwill, the value of our investment in Beneficient may also have to be written down.

Beneficient’s liquidity, profitability and business may be adversely affected by concentrations of assets comprising the Ben Collateral.

The Ben Collateral may be concentrated in certain issuers, funds, sectors, geographic regions, countries, or asset types, which could negatively affect performance as well as Beneficient’s financial results, including Beneficient’s capital position, earnings, cash flows, and growth.

Similarly, Beneficient’s balance sheet may have significant exposures to certain issuers, industries, or asset classes. As a result, Beneficient’s net cash flows and asset valuations (e.g., net asset value) may exhibit greater volatility due to idiosyncratic factors specific to companies, industries, regions, and asset classes. Moreover, because of such concentrations, Beneficient may suffer losses even when economic and market conditions are generally favorable for Beneficient’s competitors.

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

The Ben Collateral includes interests in alternative assets. Beneficient depends on the continuation of its relationships with the general partners and sponsors of the underlying funds and investments in order to maintain current data on these alternative assets. The termination of such relationships or the imposition of restrictions on its ability to use the data it obtains for its reporting and monitoring services could adversely affect its business, financial condition and results of operations. Beneficient’s monitoring is also dependent on the statements and conduct of personnel at investment managers of the general partners of these alternative asset firms. To the extent that the beliefs and expectations of these managers turn out to be inaccurate, Beneficient’s expectations as part of its monitoring process may be materially impacted.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our principal executive offices are currently located at 325 North St. Paul Street, Dallas, Texas 75201. GWG and Beneficient collectively lease 33,652 square feet of space for a lease term expiring on July 31, 2021. GWG also retains the lease of its legacy executive offices located at 220 South Sixth Street, Suite 1200, Minneapolis, Minnesota 55402. At that location, GWG leases 17,687 square feet of space for a lease term expiring in 2025. We believe these facilities are adequate for our current needs and that suitable additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS.

We are a party from time to time to what we believe are routine litigation and proceedings considered part of the ordinary course of our business. We believe that the outcome of such existing proceedings would not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on The Nasdaq Capital Market under the ticker symbol “GWGH.”

As of December 31, 2019, there were 111 record holders of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.

Purchases of Equity Securities by the Registrant

On November 15, 2018, the Company’s Board of Directors approved a stock repurchase program pursuant to which the Company was permitted, from time to time, to purchase shares of its common stock for an aggregate purchase price not to exceed $1.5 million. Stock repurchases were able to be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or otherwise. The stock repurchase program did not obligate the Company to purchase any shares, and expired on April 30, 2019. As such, there were no repurchases of common stock under this stock repurchase program during the fourth quarter of 2019.

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

Such risks and uncertainties include, but are not limited to:

●	the valuation of assets reflected on our financial statements, including the fair value of Beneficient’s assets, liabilities and equity, including noncontrolling interests, which were consolidated as a result of the Investment and Exchange Agreements on December 31, 2019 (as more fully described in the sections that follow);

●	the illiquidity of our life insurance investments and receivables from affiliates;

●	our ability to realize the anticipated benefits from our consolidation of Beneficient;

●	Beneficient’s financial performance and ability to execute on its business plan;

●	Beneficient’s ability to obtain the trust charters from the Texas Department of Banking necessary to implement its business plan;

●	our ability to obtain accurate and timely financial information from Beneficient;

●	our ability to effectively transition the management and oversight roles served by our former executives and members of our Board of Directors;

●	changes resulting from the evolution of our business model and strategy with respect to Beneficient and the life insurance secondary market;

●	our reliance on debt financing and continued access to the capital markets;

●	our significant and on-going financing requirements;

●	our predominant use of short term debt to fund a portfolio of long term assets could result in a liquidity shortage;

●	our ability to make cash distributions in satisfaction of dividend obligations and redemption requests;

●	our ability to satisfy our debt obligations if we were to sell our assets;

●	our history of operating losses;

●	general economic outlook, including prevailing interest rates;

●	federal, state and FINRA regulatory matters;

●	litigation risks;

●	our ability to comply with financial and non-financial covenants contained in borrowing agreements;

●	the reliability of assumptions underlying our actuarial models, including life expectancy estimates and our projections of mortality events and the realization of policy benefits;

●	risks relating to the validity and enforceability of the life insurance policies we purchase;

●	our reliance on information provided and obtained by third parties, including changes in underwriting tables and underwriting methodology;

●	life insurance company credit exposure;

●	cost-of-insurance (premium) increases on our life insurance policies;

●	performance of our investments in life insurance policies; and

●	risks associated with causing Life Epigenetics and youSurance to become independent of GWG.

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

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012, or JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 for complying with new or revised accounting standards. This means that an “emerging growth company” can make an election to delay the adoption of certain accounting standards until those standards would apply to private companies. We historically qualified as an emerging growth company and elected to delay our adoption of new or revised accounting standards and, as a result, we may not have complied with new or revised accounting standards at the same time as other public reporting companies that are not “emerging growth companies.” As discussed in our Annual Report on Form 10-K for the year ended December 31, 2018, we no longer qualify as an emerging growth company as a result of the aggregate amount of non-convertible debt that we have issued during the prior three year period.

Overview

In 2018 and 2019, we consummated a series of transactions (as more fully described below) with The Beneficient Company Group, L.P. (“Ben LP,” including all of the subsidiaries it may have from time to time — “Beneficient”). Beneficient is a financial services firm, based in Dallas, Texas, that provides liquidity solutions for professionally managed alternative assets for mid-to-high net worth (“MHNW”) individuals and small-to-mid (“STM”) size institutions, which previously had few options to obtain early liquidity for their alternative asset holdings. Beneficient has closed a limited number of these transactions to date, and intends to significantly expand its operations going forward. As part of GWG’s reorientation, we also changed our Board of Directors and executive management team. Beneficient, through its subsidiaries, plans to operate three potentially high value, high margin lines of business:

●	Private Trust Lending & Liquidity Products. Through Beneficient Capital Company, L.L.C. (“BCC”), Beneficient provides a unique suite of private trust, lending and liquidity products focused on bringing liquidity to owners of professionally managed alternative assets. Beneficient’s innovative liquidity solutions are designed to serve mid-to-high net worth (“MHNW”) individuals, small-to-mid sized (“STM”) institutions, and asset managers who have historically possessed few attractive options to access early liquidity from their alternative assets. Beneficient targets MHNW clients with $5 million to $30 million in net worth and STM institutional clients typically holding less than $1 billion in assets.

●	Trust and Custody Services. Through Beneficient Administrative and Clearing Company, L.L.C. (“BACC”), and (subject to capitalization) through Pen Indemnity Insurance Company, LTD (“Pen”), Beneficient plans, in the future, to market retirement funds, custody and clearing of alternative assets, and trustee and insurance services for covering risks attendant to owning or managing alternative assets.

●	Financial Technology. Through Ben Markets Management Holdings, L.P., formerly called ACE Portal, L.L.C. (“ACE”), Beneficient plans to provide online portals and financial technologies for the trading and financing of alternative assets. Beneficient’s existing and planned products and services are designed to support the tax and estate planning objectives of its MHNW clients, facilitate a diversification of assets or simply provide administrative management and reporting solutions tailored to the goals of the investor who owns alternative investments.

While we are continuing our work to maximize the value of our secondary life insurance business, we do not anticipate purchasing additional life insurance policies in the secondary market and have increased capital allocated toward providing liquidity to a broader range of alternative assets, primarily through Beneficient. We believe Beneficient’s operations will generally produce higher risk-adjusted returns than those we can generally achieve from life insurance policies acquired in the secondary market. Furthermore, although we believe that our portfolio of life insurance policies is a meaningful component of a diversified alternative asset portfolio, we continue to explore strategic alternatives for our life insurance portfolio aimed at maximizing its value, including a possible sale, refinancing or recapitalization of our life insurance portfolio.

We completed our transactions with Beneficient to provide us with a significant increase in assets and common shareholders’ equity. In addition, our transactions with Beneficient may provide us with the opportunity for a diversified source of future earnings within the alternative asset industry. As GWG and Beneficient expand their strategic relationship, we believe the Beneficient transactions will transform GWG from a niche provider of liquidity to owners of life insurance to a full-scale provider of trust and liquidity products and trust services to owners of a broad range of alternative assets.

The Beneficient Transactions

The Exchange Transaction

On January 12, 2018, GWG Holdings and GWG Life entered into a Master Exchange Agreement (as amended, the “Master Exchange Agreement”) with Beneficient, MHT Financial SPV, LLC, a Delaware limited liability company (“MHT SPV”), and various related trusts (the “Seller Trusts”). The material terms and conditions of the initial Master Exchange Agreement were described in GWG Holdings’ Current Report on Form 8-K (the “January 2018 Form 8-K”) filed with the Securities and Exchange Commission (“SEC”) on January 18, 2018.

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

On the first closing date, which took place on August 10, 2018 (the “Initial Transfer Date”):

●	in consideration for GWG and GWG Life entering into the Master Exchange Agreement and consummating the transactions contemplated thereby, Ben LP, as borrower, entered into a commercial loan agreement (the “Commercial Loan Agreement”) with GWG Life, as lender, providing for a loan in a principal amount of $200.0 million (the “Commercial Loan”);

●	Ben LP delivered to GWG a promissory note (the “Exchangeable Note”) in the principal amount of $162.9 million;

●	Ben LP purchased 5,000,000 shares of GWG’s Series B Convertible Preferred Stock, par value $0.001 per share and having a stated value of $10 per share (the “Series B”), for cash consideration of $50.0 million, which shares were subsequently transferred to the Seller Trusts;

●	the Seller Trusts delivered to GWG 4,032,349 common units of Ben LP at an assumed value of $10 per common unit;

●	GWG issued to the Seller Trusts Seller Trust L Bonds due 2023 (the “Seller Trust L Bonds”) in an aggregate principal amount of $403.2 million;

●	GWG and the Seller Trusts entered into a registration rights agreement with respect to the Seller Trust L Bonds received by the Seller Trusts; and

●	GWG and Beneficient entered into a registration rights agreement with respect to the Ben LP common units received and to be received by GWG.

Under the Master Exchange Agreement, at the final closing (the “Final Closing” and the date on which the final closing occurred, the “Final Closing Date”), which occurred on December 28, 2018:

●	in accordance with the Master Exchange Agreement, and based on the net asset value of alternative asset financings as of the Final Closing Date, effective as of the Initial Transfer Date, (i) the principal amount of the Commercial Loan was reduced to $182.0 million, (ii) the principal amount of the Exchangeable Note was reduced to $148.2 million, and (iii) the principal amount of the Seller Trust L Bonds was reduced to $366,.9 million;

●	the Seller Trusts refunded to GWG $0.8 million in interest paid on the Seller Trust L Bonds related to the Seller Trust L Bonds that were issued as of the Initial Transfer Date, but cancelled, effective as of the Initial Transfer Date, on the Final Closing Date;

●

Ben LP issued to GWG an option (the “Option Agreement”) to acquire the number of common units of Ben LP, interests or other property that would be received by a holder of Preferred Series A Subclass 1 Unit Accounts of Beneficient Company Holdings, L.P. (“BCH”), an affiliate of Ben LP; and

●	GWG issued to the Seller Trusts 27,013,516 shares of GWG common stock (including shares issued upon conversion of the Series B).

On the Final Closing Date, GWG and the Seller Trusts also entered into a registration rights agreement with respect to the shares of GWG common stock owned by the Seller Trusts, an orderly marketing agreement and a stockholders’ agreement. The material terms of these agreements are described in our Information Statement on Schedule 14C filed with the SEC on December 6, 2018 and in our Current Report on Form 8-K filed with the SEC on January 4, 2019.

The Expanded Strategic Relationship

In the second quarter of 2019, we completed an expansion of the strategic relationship with Beneficient, which was a transformational event for both organizations that is expected to create a unified platform uniquely positioned to provide an expanded suite of products, services and resources for investors and the financial professionals who assist them. GWG and Beneficient intend to collaborate extensively and capitalize on one another’s capabilities, relationships and services. On April 15, 2019, Jon R. Sabes, the Company’s former Chief Executive Officer and a former director, and Steven F. Sabes, the Company’s former Executive Vice President and a former director, entered into a Purchase and Contribution Agreement (the “Purchase and Contribution Agreement”) with, among others, Ben LP. The Purchase and Contribution Agreement was summarized in our Current Report on Form 8-K filed with the SEC on April 16, 2019.

The closing of the transactions contemplated by the Purchase and Contribution Agreement (the “Purchase and Contribution Transaction”) occurred on April 26, 2019. Prior to or in connection with such closing:

●

Messrs. Jon and Steven Sabes sold and transferred all of the shares of the Company’s common stock held directly and indirectly by them and their immediate family members (approximately 12% of the Company’s outstanding common stock in the aggregate); specifically, Messrs. Jon and Steven Sabes (i) sold an aggregate 2,500,000 shares of Company common stock to BCC for $25.0 million in cash and (ii) contributed the remaining 1,452,155 shares of Company common stock to AltiVerse Capital Markets, L.L.C., a Delaware limited liability company (“AltiVerse”) (which is a limited liability company owned by an entity related to Beneficient’s founders, including Brad K. Heppner (GWG’s Chairman and Beneficient’s Chief Executive Officer and Chairman) and an entity related to Thomas O. Hicks (one of Beneficient’s current directors and a director of GWG)), in exchange for certain equity interests in AltiVerse.

●

Our bylaws were amended to increase the maximum number of directors of the Company from nine to 13, and the actual number of directors comprising the Board was increased from seven to 11. The size of the Board has since been reduced and currently consists of nine directors.

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
●

The resignations of Messrs. Jon and Steven Sabes included a full waiver and forfeit of (i) any severance that may be payable by the Company or any of its subsidiaries in connection with such resignations or the Purchase and Contribution Transaction and (ii) all equity awards of the Company currently held by either of them.

●	Murray T. Holland, a trust advisor of the Seller Trusts, which in the aggregate own approximately 79 percent of GWG’s outstanding common stock, was named Chief Executive Officer of the Company.
●

The Company entered into performance share unit agreements with certain employees of the Company pursuant to which such employees would receive up to $4.5 million in bonuses under certain terms and conditions, including, among others, that such employees remain employed by the Company or one of its subsidiaries (or, if no longer employed, such employment was terminated by the Company other than for cause, as such term is defined in the performance share unit agreement) for a period of 120 days following the closing.

●	The stockholders’ agreement that was entered into on the Final Closing Date was terminated by mutual consent of the parties thereto.
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

Among other things, the Purchase and Contribution Agreement contemplated that after the closing, the parties will seek to enter into an agreement pursuant to which the Company in certain circumstances will have the right to appoint a majority of the board of directors of the general partner of Beneficient, resulting in the Company and Beneficient being consolidated from a financial reporting perspective. The Company and Beneficient will also seek to enter into an agreement pursuant to which the Company will offer and distribute (through a FINRA registered managing broker-dealer) Beneficient’s liquidity products and services. The Company has reduced capital allocated to life insurance assets while it works with Beneficient to build a larger diversified portfolio of alternative asset investment products.

A copy of the Purchase and Contribution Agreement is included in our Annual Report on Form 10-K filed with the SEC on July 9, 2019 as Exhibit 99.3.

The Investment and Exchange Agreements

On December 31, 2019, the Company, Ben LP, BCH, and Beneficient Management entered into a Preferred Series A Unit Account and Common Unit Investment Agreement (the “Investment Agreement”).

Pursuant to the Investment Agreement, the Company transferred $79.0 million to Ben LP in return for 666,667 common units of Ben LP and a Preferred Series A Subclass 1 Unit Account of BCH.

In connection with the Investment Agreement, the Company obtained the right to appoint a majority of the board of directors of Beneficient Management, the general partner of Ben LP. As a result of this change-of-control event, we reported the results of Ben LP and its subsidiaries on a consolidated basis beginning on the transaction date of December 31, 2019. The Company’s right to appoint a majority of the board of directors of Beneficient Management will terminate in the event (i) the Company’s ownership of the fully diluted equity of Ben LP (excluding equity issued upon the conversion or exchange of Preferred Series A Unit Accounts of BCH held as of December 31, 2019 by parties other than the Company) is less than 25%, (ii) the Continuing Directors of the Company cease to constitute a majority of the board of directors of the Company, or (iii) certain bankruptcy events occur with respect to the Company. The term “Continuing Directors” means, as of any date of determination, any member of the board of directors of the Company who: (1) was a member of the board of directors on December 31, 2019; or (2) was nominated for election or elected to the board of directors with the approval of a majority of the Continuing Directors who were members of the board of directors at the time of such nomination or election.

Following the transaction, and as agreed upon in the Investment Agreement, the Company was issued an initial capital account balance for the Preferred Series A Subclass 1 Unit Account of $319.0 million. The other holders of the Preferred Series A Subclass 1 Unit Accounts are an entity related to the founders of Ben LP and an entity related to one of GWG’s and Beneficient’s directors (the “Related Unitholders”), and the aggregate capital accounts of all holders of the Preferred Series A Subclass 1 Unit Accounts after giving effect to the investment by the Company is $1.6 billion. The Company’s Preferred Series A Subclass 1 Unit Account is the same class of preferred security as held by the Related Entities. If the Related Unitholders exchange their Preferred Series A Subclass 1 Unit Account for securities of the Company, the Company’s Preferred Series A Subclass 1 Unit Account would be converted into common units of Ben LP (so neither the Company nor the founders would hold Preferred Series A Subclass 1 Unit Accounts).

Also on December 31, 2019, in a transaction related to the Investment Agreement, GWG Holdings transferred its interest in the Preferred Series A Subclass 1 Unit Account to its wholly owned subsidiary, GWG Life.

In addition, on December 31, 2019, the Company, Ben LP and the holders of common units of Ben LP (the “Common Units”) entered into an Exchange Agreement (the “Exchange Agreement”) pursuant to which the holders of Common Units from time to time have the right, on a quarterly basis, to exchange their Common Units for common stock of the Company. The exchange ratio in the Exchange Agreement is based on the ratio of the capital account associated with the Common Units to be exchanged to the market price of the Company’s common stock based on the volume weighted average price of the Company’s common stock for the five consecutive trading days prior to the quarterly exchange date. The Exchange Agreement is intended to facilitate the marketing of Ben LP’s products to holders of alternative assets.

The Exchange Transaction, the Purchase and Contribution Transaction and the Investment and Exchange Agreements are referred to collectively as the “Beneficient Transactions.”

Critical Accounting Policies

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) requires us to make significant judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our judgments, estimates, and assumptions on historical experience and on various other factors believed to be reasonable under the circumstances. Actual results could differ materially from these estimates. We evaluate our judgments, estimates, and assumptions on a regular basis and make changes accordingly. We believe that the judgments, estimates, and assumptions involved in accounting for business combinations, valuing our investments in life insurance policies, assessing potential impairment of equity method investments and equity security investments, assessing the need for allowance for credit losses on financing receivables and evaluating deferred taxes have the greatest potential impact on our consolidated financial statements and accordingly believe these to be our critical accounting estimates. Below we discuss the critical accounting policies associated with these estimates as well as certain other critical accounting policies.

Business Combinations

We include the results of operations of acquired businesses from the acquisition date. In allocating the purchase price of a business combination, we record all assets acquired and liabilities assumed at fair value, with the excess of the purchase price over the aggregate fair values recorded as goodwill. Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed, such excess is allocated to goodwill. The Company determines the estimated fair values after review and consideration of relevant information, including discounted cash flows, quoted market prices and estimates made by management. The fair value assigned to identifiable intangible assets acquired is based on estimates and assumptions made by management at the time of the acquisition. The Company adjusts the preliminary purchase price allocation, as necessary, during the measurement period of up to one year after the acquisition closing date as it obtains more information as to facts and circumstances existing as of the acquisition date. Acquisition-related costs are recognized separately from the business combination and are expensed as incurred.

As a result of the Investment and Exchange Agreements, we reported the results of Ben LP and its subsidiaries on a consolidated basis beginning on the transaction date of December 31, 2019. The business combination resulted in a gain of $249.7 million related to the remeasurement of our preexisting equity method investment and preliminary goodwill of $2.4 billion. The valuation of goodwill will be a critical accounting estimate beginning January 1, 2020. Refer to Note 5 to the consolidated financial statements for details on the accounting for the transaction.

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

Performance Based Forecasting and Valuation Methodology (“Actual-to-Expected” or “A2E”)

As a result, we undertook a comprehensive study to determine a more accurate, transparent and cost-effective method of pricing, valuing, and modeling the performance of our portfolio of life insurance policies. Our goal was to incorporate life expectancy estimates from Life Expectancy Providers, the historical experience of our portfolio, the diversification and mortality factors of our portfolio, and relevant market-based observations and inputs.

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

As of December 31, 2019, our life insurance portfolio, stratified by age of insured in the table below, stood at $2.0 billion in face value of policy benefits and 1,151 policies:

				Percentage of Total
Min Age	Max Age	Number of Policies	Policy Benefits (in thousands)	Number of Policies	Policy Benefits	Wtd. Avg. LE (yrs.)
95	101	17	$34,402	1.5%	1.7%	2.2
90	94	145	283,442	12.6%	14.0%	3.3
85	89	238	556,090	20.7%	27.5%	5.0
80	84	251	463,047	21.8%	22.9%	7.7
75	79	224	347,952	19.4%	17.2%	9.8
70	74	205	264,496	17.8%	13.1%	11.0
60	69	71	71,544	6.2%	3.6%	11.4
Total		1,151	$2,020,973	100.0%	100.0%	7.2

As depicted in the graphs below and after extensive research and modeling, we determined that the Longest Life Expectancy methodology was highly predictive of the actual experience of our portfolio of life insurance policies as compared to our historical methodology using the Average Life Expectancy method.

We used the Least Squares statistical method, which can be used to determine a line of best fit by minimizing the sum of squares of the errors (actual vs. expected) and can be used with either linear or non-linear data. In this case, we are fitting non-linear data to a non-linear curve. The Least Squares method was determined to be an efficient means of calculating the required portfolio mortality multiplier (PMM) to maintain the overall shape of the projected curve while maximizing fit to the observed data.

The table below compares the actual to expected mortality cash flow experience of our life insurance portfolio using Longest Life Expectancy. We have increased our actual to expected mortality cash flow experience accuracy from 78% under the Average Life Expectancy through December 2018 to 98% using the Longest Life Expectancy through December 2019. The net effect on the life insurance portfolio of achieving a higher actual to expected ratio is a significant lengthening of its overall life expectancy.

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

Periodic Updates to Life Expectancy (LE) Reports

Our senior lender requires, and other lenders we engage may require, regular updates to LE Reports. Additionally, should we choose to sell life insurance policies in the secondary market, investors may require updated LE Reports. These lenders and investors may utilize an average LE for valuation, similar to our historical methodology, which may result in significantly different valuations.

We intend to continue obtaining LE Reports beyond our policy purchase process to the extent they are needed to comply with existing and future covenants within credit facilities. To the extent such LE Reports are available, we do not expect to immediately incorporate these LE Reports into our revised valuation methodology, but will track this data to determine over time if there exists any additive predictive value in relation to the basis of its mortality projections. As such, our policies and procedures surrounding the updating of LE Reports reflect that LE Reports will only be updated when required by third parties.

Current A2E Analysis and PMM Implications

Our A2E based methodology and use of a static Portfolio PMM requires that we recalculate the PMM used in our valuation anytime the six-month moving average of the difference between actual portfolio performance and projected performance of cumulative face value maturities deviates by more than one standard deviation from the mean and such deviation persists for three consecutive months and continues as of the current quarter-end month. As of December 31, 2019, the six-month moving average of the difference between actual portfolio performance and projected performance of cumulative face value of maturities was within one standard deviation from the mean. As such, our valuation methodology did not require an update to our PMM during the current quarter.

Portfolio Return Implications

At any time, we calculate our returns from our life insurance assets based upon (i) our historical results, and (ii) the future cash flows we expect to realize from our statistical forecasts. To forecast our expected future cash flows and returns, we use the probabilistic method of analysis. The expected internal rate of return (“IRR”) of our portfolio is based upon future cash flow forecasts derived from a probabilistic analysis of policy benefits received and policy premiums paid in relation to our non-GAAP investment cost basis, which includes purchase price, total premiums paid, and total financing costs incurred to date. As of December 31, 2019, the expected internal rate of return on our portfolio of life insurance assets was 5.17% based on our portfolio benefits of $2.0 billion and our non-GAAP investment cost basis of $941.7 million. This calculation excludes returns realized from our matured policy benefits, which are substantial.

We seek to further enhance our understanding of our expected future cash flow and returns by using a stochastic analysis, sometimes referred to as a “Monte Carlo simulation,” to provide us with a greater understanding of the variability of our projections. The stochastic analysis we perform, which excludes financing costs to isolate only those cash flows associated with the life insurance policies, provides IRR calculations for different statistical confidence intervals. The results of our stochastic analysis, in which we run 10,000 random mortality scenarios, demonstrates that the scenario ranking at the 50th percentile of all 10,000 results generates an IRR of 8.22%, which is very near to the discount rate of 8.25% that we used to calculate the fair value of our portfolio. Our expected IRR is based upon future policy related cash flow forecasts derived from a probabilistic analysis of our policy benefits received and policy premiums paid. The stochastic analysis results also reveal that our portfolio is expected to generate an IRR of 7.75% or better in 75% of all generated scenarios, and an IRR of 7.35% or better in 90% of all generated scenarios. We believe the Company’s portfolio of life insurance policies has grown sufficiently large in size and diversity to establish that, while individual mortality experience is inherently unpredictable, the actual mortality experience of the portfolio should be expected to approach the mean modeled prediction.

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

We utilized an 8.25% discount rate to estimate the fair value of our portfolio of life insurance policies at both December 31, 2019 and 2018.

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

We engaged ClearLife Limited, owner of the ClariNet LS actuarial portfolio pricing software we use, to prepare a net present value calculation of our life insurance portfolio. ClearLife Limited processed policy data, future premium data, life expectancy estimate data, and other actuarial information to calculate a net present value for our portfolio using the specified discount rate of 8.25%. ClearLife Limited independently calculated the net present value of our portfolio of 1,151 policies to be $796.0 million and furnished us with a letter documenting its calculation. A copy of such letter is filed as Exhibit 99.1 to this report.

See Note 7 to the consolidated financial statements for additional discussion of the sensitivity of the valuation to different discount rates.

Equity Method Investments, Equity Security Investment and Financing Receivable from Affiliate

On November 11, 2019, GWG contributed the common stock and membership interests of its previously-wholly owned subsidiaries Life Epigenetics Inc. (“Life Epigenetics”) and youSurance General Agency, LLC (“youSurance”) to a legal entity, InsurTech Holdings, LLC (“InsurTech Holdings”), in exchange for a membership interest in InsurTech Holdings. Although we currently own 100% of the equity of InsurTech Holdings, we do not have a controlling financial interest in InsurTech Holdings because the managing member has substantive participating rights. Therefore, we account for our ownership interest in InsurTech Holdings as an equity method investment. Life Epigenetics was formed to commercialize epigenetic technology for the longevity industry. youSurance seeks to offer life insurance directly to customers utilizing epigenetic technology.

Prior to December 31, 2019, GWG’s investment in Ben LP was accounted for using the equity method. As a result of the Investment and Exchange Agreements on December 31, 2019, GWG consolidated Beneficient and accounted for the consolidation under the Business Combinations Critical Accounting Policy described above.

GWG also has an equity security investment in Beneficient and financing receivables for loans it provided to Beneficient and the LiquidTrust Borrowers (see Notes 8 and 9 to the consolidated financial statements).

When circumstances indicate that the carrying value of the equity method investments or equity security may not be recoverable, the fair value of the investment is evaluated by management. The fair values of these investments are not readily determinable as they are not currently publicly traded on a stock exchange. As a result, management uses other accepted valuation methods to determine fair value such as discounting estimated future cash flows for the business. If the fair value of the investment is determined to be less than its carrying value and the decline in value is considered to be other than temporary, an appropriate write down is recorded to net earnings based on the excess of the carrying value over the best estimate of fair value of the investment. In addition, if based on current information and events it is probable that GWG will be unable to collect all amounts due according to the contractual terms of the financing receivables from affiliates and an amount can be reasonably estimated, GWG will write down the amounts to estimated realizable value. Information and events creating uncertainty about the realization of recorded amounts for financing receivables from affiliates include, but are not limited to, the estimated cash flows generated by the affiliate’s business, the sufficiency of collateral securing the amounts, and the creditworthiness of the counterparties involved. Changes in facts, circumstances and management’s estimates and judgment could result in a material charge to earnings. At December 31, 2019, we determined that no indication of an impairment of the aforementioned equity method investments or equity security investments existed, and no allowance for credit losses was recorded on the financing receivables from affiliates.

Deferred Income Taxes

Under ASC 740, Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established for deferred tax assets that are not considered “more likely than not” to be realized. Realization of deferred tax assets depends upon having sufficient past or future taxable income in periods to which the deductible temporary differences are expected to be recovered or within any applicable carryback or carryforward periods or sufficient tax planning strategies. After assessing the realization of the net deferred tax assets, we believe that there is substantial uncertainty that our net deferred tax asset will be realized during the applicable carryforward period. As such, valuation allowances have been recorded against the applicable federal and state deferred tax assets of GWG Holdings as of December 31, 2019 and 2018. In 2019, valuation allowances were recorded against the total amount of non-permanent deferred tax assets. Permanent deferred tax assets of $10.8 million in 2019 were comprised of interest expense limitation under Section 163(j) and the tax-effected net operating loss (“NOL”) created subsequent to 2018.

At December 31, 2019 and December 31, 2018, we had NOL carryforwards of $28.6 million and $36.5 million, respectively, for both federal and state taxes. The NOL carryforwards subject to expiration (i.e., those generated prior to 2018) will begin to expire in 2033. Future utilization of NOL carryforwards is subject to limitations under Section 382 of the Internal Revenue Code. This section generally relates to a more than 50 percent change in ownership over a three-year period. As a result of the Exchange Transaction, a change in ownership for tax purposes only has occurred as of December 28, 2018. As such, the annual utilization of our net operating losses generated prior to the ownership change is limited. However, net unrealized built-in gains on our life insurance policies result in an increase in the Section 382 limit over the five-year recognition period, which resulted in a nominal amount of current tax liability in 2019.

Principal Revenue and Expense Items

During the years ended December 31, 2019 and 2018, we earned revenues from the following primary sources:

●	Life Insurance Policy Benefits Realized. We recognize the difference between the face value of the policy benefits and carrying value when an insured event has occurred and determine that collection of the policy benefits is realizable and reasonably assured. Revenue from a transaction must meet both criteria in order to be recognized. We generally collect the face value of the life insurance policy from the insurance company within 45 days of our notification of the insured’s mortality.

●	Change in Fair Value of Life Insurance Policies. We value our life insurance portfolio investments for each reporting period in accordance with the fair value principles discussed herein, which reflects the expected receipt of policy benefits in future periods, net of premium costs, as shown in our consolidated financial statements.

●	Interest on Financing Receivables from Affiliates. We recognize and record interest income on outstanding principal as earned.

●	Sale of a Life Insurance Policy. In the event of a sale of a policy, we recognize gain or loss as the difference between the sale price and the carrying value of the policy on the date of the receipt of payment on such sale.

During the years ended December 31, 2019 and 2018, our main components of expense are summarized below:

●	Interest Expense. We recognize, and record interest expenses associated with the costs of financing our life insurance portfolio and our investment in Beneficient. These expenses include interest paid to our senior lenders under our second amended and restated senior credit facility with LNV Corporation, as well as interest paid on our L Bonds, Seller Trust L Bonds and other outstanding indebtedness. When we issue debt, we amortize the financing costs (commissions and other fees) associated with such indebtedness over the outstanding term of the financing and classify it as interest expense.

●	Selling, General and Administrative Expenses. We recognize and record expenses incurred in our business operations, including operations related to the purchasing and servicing of life insurance policies. These expenses include salaries and benefits, sales, marketing, occupancy and other expenditures.

Additional components of our net earnings include:

●	Earnings (Loss) from Equity Method Investment. Prior to the Investment and Exchange Agreements on December 31, 2019, we accounted for our investment in the common units of Ben LP using the equity method. Under this method, we recorded our share of the net earnings or losses attributable to Ben LP common unitholders, on a one quarter lag, as a separate line on our consolidated statements of operations. We also account for our investment in InsurTech as an equity method investment, which is also included in earnings (loss) from equity method investment in our consolidated statements of operations. We had a loss of $4.1 million from equity method investments during 2019, compared to nominal earnings in 2018.

●	Gain on Consolidation of Equity Method Investment: In conjunction with the consolidation of Beneficient on December 31, 2019, we remeasured our preexisting equity method investment to fair value, resulting in a gain due to the increase in the estimated fair value compared to our existing book value. The gain on consolidation of Beneficient on December 31, 2019 was $249.7 million.

In connection with the Investment Agreement, the Company obtained the right to appoint a majority of the board of directors of Beneficient Management, the general partner of Ben LP. As a result, the Company obtained control of Ben LP and consolidated Ben LP as of December 31, 2019, under the guidance in ASC 805, Business Combinations.

As a result of the change-of-control, the Company was required to remeasure its existing equity investment at fair value prior to consolidation. At December 31, 2019, the Company’s equity investment in the common units of Ben LP had a carrying value of $368.6 million, prior to the additional investment noted above. The Company estimated the fair value of its investment in Ben LP to be approximately $622.5 million, resulting in the recognition of a gain of $253.9 million during the fourth quarter of 2019. This gain is included in gain on consolidation of equity method investment on the Company’s consolidated statement of operations for the year ended December 31, 2019. This gain was partially offset by the remeasurement to fair value of the Commercial Loan Agreement between GWG Life and Ben LP and the Option Agreement between GWG Holdings and Ben LP which resulted in a net loss of $4.2 million. The net gain on consolidation of equity method investment after remeasurement of these preexisting balances was $249.7 million. The Company’s proportionate share of the earnings or losses from Ben LP was recognized in earnings (loss) from equity method investment in our consolidated statement of operations from August 10, 2018 until September 30, 2019 (see Note 9 to the consolidated financial statements for further information) and was previously recorded on a one-quarter lag basis. In connection with the consolidation of Beneficient, the Company was required to discontinue the one-quarter lag.

Results of Operations — 2019 Compared to 2018

The following is our analysis of the results of operations for the periods indicated below. This analysis should be read in conjunction with our consolidated financial statements and related notes (dollar values in thousands).

	Years Ended December 31,
	2019	2018
Revenue realized from maturities of life insurance policies	$91,882	$50,326
Revenue recognized from change in fair value of life insurance policies(1)	49,015	(10,344)
Premiums and other annual fees	(65,577)	(54,087)
Gain (loss) on life insurance policies, net	75,320	(14,105)
Interest and other income	16,956	13,715
Total revenue	$92,276	$(390)

Attribution of gain (loss) on life insurance policies, net:
Change in estimated probabilistic cash flows, net of premium and other annual fees paid	$1,609	$21,357
Net revenue recognized at maturity	69,122	28,511
Unrealized gain on acquisitions	6,921	28,017
Change in life expectancy evaluation	(2,332)	(4,890)
Change in life expectancy valuation methodology(1)	-	(87,100)
Gain (loss) on life insurance policies, net	$75,320	$(14,105)

Number of policies acquired	83	318
Face value of purchases	$97,316	$440,445
Purchases (initial cost basis)	$32,356	$128,503
Unrealized gain on acquisition (% of face value)	7.1%	6.4%

Number of policies matured	78	62
Face value of matured policies	$125,148	$71,090
Net revenue recognized at maturity event (% of face value matured)	55.2%	40.1%

(1)	In 2018, revenue recognized from change in fair value of life insurance policies includes a net pre-tax charge of $87.1 million related to the adoption of the Longest Life Expectancy methodology. The $87.1 million represented the net impact of the lengthening of overall life expectancies as a result of the adoption of the Longest Life Expectancy methodology partially offset by the impact of a decrease in the discount rate associated thereto.

Revenue from changes in estimated probabilistic cash flows, net of premiums paid was $1.6 million and $21.4 million in 2019 and 2018, respectively. The increase of $89.4 million in gain (loss) on life insurance policies for the year ended December 31, 2019 over the comparable prior year period was driven by a significant increase in maturities of life insurance policies and an $87.1 million charge resulting from the adoption of the Longest Life Expectancy methodology in 2018, offset by higher premiums paid in 2019.

The face value of policies purchased was $97.3 million and $440.4 million in 2019 and 2018, respectively, reflecting a decrease of face value purchased of $343.1 million. The resulting unrealized gain on acquisition was $6.9 million and $28.0 million in 2019 and 2018, respectively, reflecting a decrease of $21.1 million. Decreased unrealized gain on acquisition in the current period is the result of a strategic decision to significantly reduce capital allocated to purchasing additional life insurance policies in the secondary market and to increase capital allocated toward providing liquidity to a broader range of alternative assets, primarily through additional investments in Beneficient. On December 31, 2019, we obtained the right to appoint a majority of the board of directors of the general partner of Ben LP. As a result of this change-of-control event, we reported the results of Ben LP and its subsidiaries on a consolidated basis beginning on the transaction date of December 31, 2019. We believe Beneficient can finance investments in alternative assets that will generally produce higher risk-adjusted returns than those we can generally achieve from life insurance policies acquired in the secondary market. Furthermore, although we believe that our portfolio of life insurance policies is a meaningful component of a growing diversified alternative asset portfolio, we continue to explore strategic alternatives for our life insurance portfolio aimed at maximizing its value, including a possible sale, refinancing or recapitalization of our life insurance portfolio.

The face value of matured policies was $125.1 million and $71.1 million in 2019 and 2018, respectively, reflecting an increase of face value of matured policies of $54.0 million. The resulting net revenue recognized at maturity was $69.1 million and $28.5 million, respectively. Revenue changes from maturity events of $40.6 million primarily resulted from the changes of face value of policies matured during those same periods.

Net revenue charges from change in life expectancy evaluation were ($2.3) million and ($4.9) million in 2019 and 2018, respectively. The resulting net revenue increase of $2.6 million primarily resulted from a lower number of life expectancy updates received during 2019 over 2018.

Interest and other income is comprised of interest from financing receivables, bank interest and other miscellaneous items. Increased interest and other income of $3.2 million in 2019 compared to 2018 was primarily driven by the interest income earned on the financing receivables from Beneficient, and to a lesser extent, interest income from higher bank account balances and the implementation of a sweep process to move balances to higher interest earning bank accounts.

Interest and Operating Expenses (in thousands)

	Years Ended December 31,
	2019	2018	Increase/ (Decrease)
Interest expense (including amortization of deferred financing costs)	$114,844	$80,136	$34,708
Employee compensation and benefits	28,309	17,407	10,902
Legal and professional fees	12,824	5,541	7,283
Other expenses	15,896	15,995	(99)
Total expenses	$171,873	$119,079	$52,794

The increase in interest expense was primarily due to the increase in the average outstanding L Bonds from $548.6 million in 2018 to $815.3 million in 2019, contributing $22.7 million of increased interest expense, including amortization of deferred financing costs. Seller Trust L Bonds of $366.9 million were issued in the third quarter of 2018 resulting in an additional $16.7 million of interest expense in 2019 compared to 2018. These increases were partially offset by $4.7 million of lower interest expense on the second amended and restated senior credit facility with LNV Corporation due to net paydowns of $19.8 million during the first ten months of 2019, prior to the amendment of the facility on November 1, 2019. A description of the agreement governing our second amended and restated senior credit facility is set forth below under the caption “Amendment of Credit Facility with LNV Corporation.”

The increase in employee compensation and benefits in 2019 compared to 2018 was primarily related to management changes discussed under the caption “The Expanded Strategic Relationship” above, as well as incentive and severance costs associated with moving our principal executive offices from Minneapolis to Dallas during 2019. We also experienced higher costs in 2019 compared to 2018 resulting from certain stock-based compensation arrangements in the third and fourth quarters of 2019.

The increase in legal and professional fees in 2019 compared to 2018 is the result of higher non-capitalizable professional service fees, primarily legal and consulting fees, associated with the Investment and Exchange Agreements and the investment in InsurTech Holdings, in addition to legal, consulting and fees related to our move from Minneapolis to Dallas in 2019.

Insurtech Initiatives

During 2019 and 2018, we incurred $5.5 million and $4.2 million of expenses, respectively, in furtherance of our insurtech initiatives. These expenses are primarily related to the development of intellectual property surrounding advanced epigenetic testing technology.

As previously discussed, on November 11, 2019, GWG contributed the common stock and membership interests of its previously wholly-owned subsidiaries Life Epigenetics and youSurance to InsurTech Holdings in exchange for a membership interest in InsurTech Holdings. We believe that as a separate entity (rather than as a small subsidiary of a large financial services holding company), the InsurTech Holdings businesses can reach their maximum potential in terms of marketing and branding, attraction of talent, appropriate peer group comparisons and, ultimately, return to its owners. We expect InsurTech Holdings’ costs to increase in the future, which will affect our consolidated earnings through our earnings (loss) from equity method investment. Under the Operating Agreement of InsurTech Holdings, we are obligated to invest approximately $20.0 million in InsurTech Holdings over a two year period ending in November 2021, of which $2.1 million was funded during the fourth quarter of 2019.

Income Tax Expense

We realized $57.9 million in income tax expense in 2019, which resulted in an effective tax rate of 34.8%, compared to the statutory federal income tax rate of 21%. We realized no income tax expense in 2018.

The following table provides a reconciliation of our income tax expense (benefit) at the statutory federal income tax rate to our actual income tax expense (in thousands):

	Years Ended December 31,
	2019		2018
Statutory federal income tax (benefit)	$34,869	21.0%	$(25,085)	21.0%
State income taxes (benefit), net of federal benefit	13,486	8.1%	(9,243)	7.7%
Change in valuation allowance	9,671	5.8%	33,999	(28.4)%
Other permanent differences	(93)	(0.1)%	329	(0.3)%
Total income tax expense (benefit)	$57,933	34.8%	$—	0.0%

The most significant temporary differences between GAAP net income (loss) and taxable net income (loss) are the treatment of interest costs, policy premiums and servicing costs with respect to the acquisition and maintenance of the life insurance policies and revenue recognition with respect to the fair value of the life insurance portfolio.

Revenue and Earnings before Tax by Reportable Segment — 2019 Compared to 2018

We have two reportable segments: 1) Investment in Beneficient and 2) Secondary Life Insurance. Corporate & Other includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, and management and administrative services to support the overall operations of the Company.

Comparison of revenue by reportable segment for the periods indicated (in thousands):

	Years Ended December 31,
Revenue:	2019	2018	Increase/ (Decrease)
Secondary Life Insurance	$78,002	$(11,633)	$89,635
Investment in Beneficient	13,738	10,655	3,083
Corporate & Other	536	588	(52)
Total	$92,276	$(390)	$92,666

The primary drivers of the changes from 2018 to 2019 were as follows:

●	Secondary Life Insurance revenue increased by $89.6 million for the year ended December 31, 2019 over the comparable period in 2018 primarily as a result of an $89.4 million higher net gain on life insurance policies. We recognized a loss on life insurance policies in 2018 of $14.1 million due primarily an $87.1 million charge resulting from a change in our life expectancy evaluation methodology. The current year also benefited from $40.6 million higher revenue from life insurance policy maturities and $2.6 million lower charges on life expectancy evaluation updates, partially offset by $11.5 million increased premium costs, $21.1 million lower unrealized gain on acquisition and an $8.3 million lower change in estimated probabilistic cash flows.

●	Investment in Beneficient revenue for the year ended December 31, 2019 represents a full year of interest income on approximately $192 million of financing receivables resulting from the Exchange Transaction with Beneficient in the third and fourth quarters of 2018. Also included is interest income from the loan executed with the LiquidTrust Borrowers in June 2019. The interest income from the Beneficient note will be eliminated beginning in January 2020 as a result of the consolidation of Beneficient on December 31, 2019. See Note 8 to the consolidated financial statements regarding our financing receivables with affiliates.

Comparison of earnings before tax by reportable segment for the periods indicated (in thousands):

	Years Ended December 31,
Segment Earnings Before Tax(1)	2019	2018	Increase/ (Decrease)
Secondary Life Insurance	$(27,694)	$(96,578)	$68,884
Investment in Beneficient	229,206	(106)	229,312
Corporate & Other	(35,470)	(22,767)	(12,703)
Total	$166,042	$(119,451)	$285,493

(1)	Includes earnings (loss) from equity method investments and gain on consolidation of equity method investments as presented in our consolidated statements of operations.

The primary drivers of the changes from 2018 to 2019 were as follows:

●	Secondary Life Insurance increased by $68.9 million as a result of the following:

●	$89.4 million increase in the gain on life insurance policies, net as described above in the revenue discussion.

●	$13.7 million increase in interest expense as a result of higher average debt outstanding; and

●	An increase in operating expenses of $6.8 million, primarily resulting from higher employee compensation and benefits, professional fees and insurance costs, offset by $4.3 million lower bad debt expense.

●	Investment in Beneficient segment earnings before tax increased by $229.3 in 2019 compared to 2018 primarily due to a fair value adjustment related to our preexisting investment as a result of obtaining control of Beneficient on December 31, 2019, resulting in a gain of $249.7 million. In addition, interest income was $3.1 million higher from financing receivables, offset by $21.0 million higher interest expense on the debt issued to finance the investments in Beneficient, and a $2.5 million loss from equity method earnings of Beneficient recognized during 2019 before the change-of-control.

●	Corporate and Other operating loss increased primarily due to a $2.4 million increase in expenses related to insurtech initiatives, and a $10.3 million increase in other corporate costs, primarily employee compensation and benefits expenses associated with moving our principal executive offices from Minneapolis to Dallas and legal and professional fees associated with the Investment and Exchange Agreements.

Liquidity and Capital Resources

We finance our businesses through a combination of life insurance policy benefit receipts, dividends and interest on investments, equity offerings, debt offerings and our second amended and restated senior credit facility with LNV Corporation. We have traditionally used proceeds from these sources for policy acquisition, policy premiums and servicing costs, working capital and financing expenditures including paying principal, interest and dividends. We have also used proceeds to make additional investments in Beneficient. As of December 31, 2019 and 2018, we had approximately $151.5 million and $141.9 million, respectively, in combined available cash, cash equivalents, restricted cash, policy benefits receivable and fees receivable.

We currently fund our business primarily with debt that generally has a shorter duration than the duration of our long-term assets. The resulting asset/liability mismatch can result in a liquidity shortfall if we are unable to renew maturing short term debt or secure suitable additional financing. In such a situation, we could be forced to sell assets at less than optimal (distressed) prices. We were unable to offer our L Bonds, our primary source of debt capital, for the approximately three month period commencing May 1, 2019 due to delays in filing certain periodic reports with the SEC. We drew down our cash balances during that period as L Bonds matured but were unable to be renewed, and we were unable to offer new L Bonds. We recommenced our L Bond offering on August 8, 2019.

Additional future borrowing base capacity for premiums and servicing costs, created as the premiums and servicing costs of pledged life insurance policies become due and by additional policy pledges to the facility, if any, exists under our second amended and restated senior credit facility with LNV Corporation. The second amended and restated senior credit facility with LNV Corporation has certain financial and nonfinancial covenants. We were in compliance with the debt covenants as of December 31, 2019 and are in compliance as of the filing date of this report.

On August 10, 2018, we issued $50 million of Series B in connection with the Initial Transfer of the Exchange Transaction. Approximately half of the proceeds from this sale were distributed to common shareholders pursuant to a special dividend paid on September 5, 2018 to shareholders of record on August 27, 2018. The remaining amount was expected to be utilized primarily for our insurtech initiatives. As noted in the “Results of Operations” section above, on November 11, 2019, GWG contributed the common stock and membership interests of its wholly owned Life Epigenetics and youSurance subsidiaries to a legal entity, InsurTech Holdings, in exchange for a membership interest in the entity. In connection with the transaction, GWG contributed $2.1 million in cash to InsurTech Holdings during the fourth quarter of 2019 and is committed to contribute an additional $17.9 million to the entity over the next two years. We do not expect to issue any additional Series B.

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

Financings Summary

We had the following outstanding debt balances as of December 31, 2019 and 2018:

	As of December 31, 2019		As of December 31, 2018
Issuer/Borrower	Principal Amount Outstanding (in thousands)	Weighted Average Interest Rate	Principal Amount Outstanding (in thousands)	Weighted Average Interest Rate
GWG DLP Funding IV, LLC – LNV senior credit facility (see Note 11)	$184,586	9.57%	$158,209	10.45%
GWG Holdings, Inc. – L Bonds	948,128	7.15%	662,152	7.10%
GWG Holdings, Inc. – Seller Trust L Bonds	366,892	7.50%	366,892	7.50%
Beneficient – Other borrowings	152,199	4.59%	—	—%
Total	$1,651,805	7.26%	$1,187,253	7.67%

The table below reconciles the face amount of our outstanding debt to the carrying value shown on our balance sheets:

	As of December 31, 2019 (in thousands)	As of December 31, 2018 (in thousands)
Senior credit facility with LNV Corporation
Face amount outstanding	$184,586	$158,209
Unamortized selling costs	(10,196)	(9,231)
Carrying amount	$174,390	$148,978

L Bonds and Seller Trust L Bonds:
Face amount outstanding	$1,315,020	$1,029,044
Subscriptions in process	15,839	13,467
Unamortized selling costs	(37,329)	(24,216)
Carrying amount	$1,293,530	$1,018,295

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

In January 2015, we began publicly offering up to $1.0 billion of L Bonds as a follow-on to our earlier $250.0 million public debt offering. In January 2018, we began publicly offering up to $1.0 billion L Bonds as a follow-on to our earlier L Bond offering. Through December 31, 2019, the total amount of L Bonds sold under these two L Bond offerings, including renewals, was $1.5 billion. As of December 31, 2019 and 2018, respectively, we had approximately $948.1 million and $662.1 million in principal amount of L Bonds outstanding (exclusive of Seller Trust L Bonds).

In February 2017, we began publicly offering up to 150,000 shares of our Series 2 Redeemable Preferred Stock (“RPS 2”) at a per-share price of $1,000. As of December 31, 2018, we had issued approximately $150 million stated value of RPS 2 and terminated that offering.

On August 10, 2018, GWG Holdings, GWG Life and the Bank of Utah, as trustee, entered into the Supplemental Indenture to the Amended and Restated Indenture. The Amended and Restated Indenture was subsequently amended on December 31, 2019, primarily to modify the calculation of the Debt Coverage Ratio in the Indenture to provide the Company with the ability to incur indebtedness (directly or through a subsidiary of the Company) that is payable in capital stock of the Company or mandatorily convertible into or exchangeable for capital stock of the Company that would be excluded from the calculation of the Debt Coverage Ratio. GWG Holdings entered into the Supplemental Indenture to add and modify certain provisions of the Amended and Restated Indenture necessary to provide for the issuance of the Seller Trust L Bonds. We issued Seller Trust L Bonds in the amount of $366.9 million to the Seller Trusts in connection with the Exchange Transaction. The maturity date of the Seller Trust L Bonds is August 9, 2023. The Seller Trust L Bonds bear interest at 7.5% per annum. Interest is payable monthly in cash (see Note 13 to the consolidated financial statements).

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

The weighted-average interest rate of our outstanding L Bonds (excluding the Seller Trust L Bonds) as of December 31, 2019 and 2018 was 7.15% and 7.10%, respectively, and the weighted-average maturity at those dates was 3.21 and 2.83 years, respectively. Our L Bonds have renewal features. Since we first issued our L Bonds, we have experienced $646.3 million in maturities, of which $341.3 million has renewed through December 31, 2019 for an additional term. This has provided us with an aggregate renewal rate of approximately 52.8% for investments in these securities.

Future contractual maturities of L Bonds and Seller Trust L Bonds at December 31, 2019 are as follows (in thousands):

Years Ending December 31,
2020	$152,118
2021(1)	568,311
2022	163,741
2023	76,969
2024	118,848
Thereafter	235,033
$1,315,020

(1)	After the second anniversary of the Final Closing, the holders of the Seller Trust L Bonds will have the right to cause GWG to repurchase, in whole but not in part, the Seller Trust L Bonds held by such holder within 45 days. As such, while the maturity date of the $366.9 million of Seller Trust L Bonds is in August 2023, their contractual maturity is reflected in 2021, as that is the first period in which they could become payable. The repurchase may be paid, at GWG’s option, in the form of cash, and/or a pro rata portion of (i) the outstanding principal amount and accrued and unpaid interest under the Commercial Loan Agreement, and (ii) Ben LP common units, or a combination of cash and such property.

The L Bonds and the Seller Trust L Bonds are secured by all of our assets and are subordinate to our second amended and restated senior credit facility with LNV Corporation.

On September 27, 2017, we entered into a $300 million amended and restated senior credit facility with LNV Corporation in which DLP IV is the borrower. As of December 31, 2019, we had approximately $184.6 million outstanding under the senior credit facility. On November 1, 2019, we entered into a second amended and restated senior credit facility, which replaced the prior agreement governing the facility. A description of the agreement governing our second amended and restated senior credit facility is set forth below under the caption “Amendment of Credit Facility with LNV Corporation.” We intend to use the proceeds from this facility to maintain our portfolio of life insurance policies, for liquidity and for general corporate purposes.

Beneficient had borrowings with an aggregate principal balance outstanding, including accrued interest, of $152.2 million as of December 31, 2019. This aggregate balance includes a senior credit agreement and a second lien credit agreement with respective balances, including accrued interest, of $77.5 million and $72.2 million at December 31, 2019. Both loans accrue interest at a rate of 1-month LIBOR plus 3.95%, compounded daily, with interest due by the 15th of each month. Ben LP intends to repay with cash or refinance with other third-party lenders the senior credit agreement and the second lien credit agreement prior to their maturities, both of which are on June 30, 2020. Ben LP may not be able to refinance or obtain additional financing on favorable terms, or at all. If Ben LP is unable to refinance the senior credit agreement or the second lien credit agreement, or defaults on either loan, then Ben LP will be required to either (i) sell assets to repay these loans or (ii) to raise additional capital through the sale of equity and the ownership interest of Ben LP’s equity holders may be diluted. These loans are not guaranteed by GWG. Beneficient has additional borrowings maturing in 2023 and 2024 with an aggregate principal balance outstanding, including accrued interest, of $2.5 million as of December 31, 2019. Future contractual maturities of these borrowings are as follows (in thousands):

Years Ending December 31,
2020	$149,661
2021	—
2022	—
2023	750
2024	1,579
Thereafter	—
$151,990

We expect to meet our ongoing operational capital needs for alternative asset investments, policy premiums and servicing costs, working capital and financing expenditures including paying principal, interest and dividends through a combination of the receipt of policy benefits from our portfolio of life insurance policies, net proceeds from our L Bond offering, dividends and interest from investments, including Beneficient’s loans receivable, and funding available from our second amended and restated senior credit facility with LNV Corporation. We estimate that our liquidity and capital resources are sufficient for our current and projected financial needs for at least the next twelve months given current assumptions. However, if we are unable to continue our L Bond offering for any reason, and we are unable to obtain capital from other sources, our business will be materially and adversely affected. In addition, our business will be materially and adversely affected if we do not receive the policy benefits we forecast and if holders of our L Bonds fail to renew with the frequency we have historically experienced. In such a case, we could be forced to sell our investments in life insurance policies to service or satisfy our debt-related and other obligations. A sale under such circumstances may result in significant impairment of the recognized value of our portfolio.

Capital expenditures have historically not been material and we do not anticipate making material capital expenditures in 2020.

Alternative Assets and Secured Indebtedness

At December 31, 2019, the fair value of our investments in life insurance policies of $796.0 million plus our cash balance of $79.1 million, restricted cash balance of $20.3 million, life insurance policy benefits receivable of $23.0 million, loan receivables of $232.3 million, fees receivable of $29.2 million, and other assets of $99.2 million (which are mostly related to our financing receivables from affiliates) totaled $1.4 billion, representing an excess of portfolio assets over secured indebtedness of $155.0 million. At December 31, 2018, the fair value of our investments in life insurance policies of $747.9 million plus our cash balance of $114.6 million, restricted cash balance of $10.8 million, life insurance policy benefits receivable of $16.5 million, and other assets of $591.0 million totaled $1.5 billion, representing an excess of portfolio assets over secured indebtedness of $293.6 million.

The following forward-looking table seeks to illustrate the impact that a hypothetical sale of our portfolio of life insurance assets (at various discount rates), and the realization of the financing receivables from affiliates, investment in common units of Ben LP (a substantial majority of the net assets of which are currently represented by intangible assets and goodwill), investment in Preferred Series A Subclass 1 Unit Account of BCH, and equity security investment in the Option Agreement (in each case, at their respective carrying amounts and assuming no discount for lack of marketability or transaction costs, which could be substantial) would have on our ability to satisfy our debt obligations as of December 31, 2019. The amounts in the table below do not include the consolidation of the assets and liabilities of Beneficient and related eliminations as of December 31, 2019. In all cases, the sale of the life insurance assets owned by DLP IV will be used first to satisfy all amounts owing under our second amended and restated senior credit facility with LNV Corporation. The net sale proceeds remaining after satisfying all obligations under our second amended and restated senior credit facility with LNV Corporation would be applied to the L Bonds and Seller Trust L Bonds on a pari passu basis.

Life Insurance

Portfolio Discount Rate	10%	15%	20%	25%	28%
Value of life insurance portfolio (in thousands)	$728,702	583,888	485,256	414,614	381,300
Investment in common units of Ben LP	632,473	632,473	632,473	632,473	632,473
Cash, cash equivalents and policy benefits receivable	104,811	104,811	104,811	104,811	104,811
Other assets	374,869	374,869	374,869	374,869	374,869
Total assets	1,840,855	1,696,041	1,597,409	1,526,767	1,493,453
Senior credit facility	184,587	184,587	184,587	184,587	184,587
Net after senior credit facility	1,656,268	1,511,454	1,412,822	1,342,180	1,308,866
L Bonds(1)	1,315,020	1,315,020	1,315,020	1,315,020	1,315,020
Net remaining (in thousands)	$341,248	196,434	97,802	27,160	(6,154)
Impairment to L Bonds	No impairment	No impairment	No impairment	No Impairment	Impairment

(1)	Amount represents L Bonds and Seller Trust L Bonds

The above table illustrates that our ability to fully satisfy amounts owing under the L Bonds and Seller Trust L Bonds would likely be impaired upon the sale or the realization of the financing receivables from affiliates, investment in common units of Ben LP, investment in Preferred Series A Subclass 1 Unit Account of BCH, and equity security investment in the Option Agreement at their respective carrying amounts, plus all our life insurance assets at a price equivalent to a discount rate of approximately 27.41% or higher at December 31, 2019. At December 31, 2018, the likely impairment occurred at a discount rate of approximately 18.70% or higher. The discount rate used to calculate the fair value of our life insurance portfolio was 8.25% as of both December 31, 2019 and December 31, 2018.

The table does not include any allowance for transactional fees and expenses (which expenses and fees could be substantial) nor any discount for lack of marketability associated with a portfolio sale or the realization of the financing receivables with affiliates, investment in common units of Ben LP, investment in Preferred Series A Subclass 1 Unit Account of BCH, and equity security investment in the Option Agreement, respectively, and is provided to demonstrate how various discount rates used to value our portfolio of life insurance assets could affect our ability to satisfy amounts owing under our debt obligations in light of our senior secured lender’s right to priority payments under our senior credit facility with LNV Corporation.

The table assumes we will realize the full amounts of financing receivables from affiliates, investment in common units of Ben LP, investment in Preferred Series A Subclass 1 Unit Account of BCH, and equity security investment in the Option Agreement. There is currently no market for the aforementioned assets, and a market may not develop. Our Commercial Loan receivable and a portion of our investment in the common units of Ben LP may be used as consideration for retiring the Seller Trust L Bonds upon a redemption event or at the maturity of the Seller Trust L Bonds (see Notes 12 and 13 to the consolidated financial statements). This table also does not include the yield maintenance fee we are required to pay in certain circumstances under our second amended and restated senior credit facility with LNV Corporation, which could be substantial. The above table should be read in conjunction with the information contained in other sections of this report, including Critical Accounting Policies — Fair Value Components — Discount Rate and the notes to the consolidated financial statements.

Amendment of Credit Facility with LNV Corporation

Effective November 1, 2019, DLP IV entered into a second amended and restated senior credit facility with LNV Corporation. The second amended and restated senior credit facility makes available a total of up to $300.0 million in credit to DLP IV with a maturity date of September 27, 2029. Subject to available borrowing base capacity, additional advances are available under the second amended and restated senior credit facility at the LIBOR rate described below. Such advances are available to pay premiums and servicing costs of pledged life insurance policies as such amounts become due. Interest will accrue on amounts borrowed under the second amended and restated senior credit facility at an annual interest rate, determined as of each date of borrowing or quarterly if there is no borrowing, equal to (a) 12-month LIBOR, plus (b) 7.50% per annum. The effective rate at December 31, 2019 was 9.54%. Interest payments are made on a quarterly basis.

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

We are subject to various financial and non-financial covenants under the second amended and restated senior credit facility with LNV Corporation, including, but not limited to, compliance with laws, preservation of existence, financial reporting, keeping of proper books of record and account, payment of taxes, and ensuring that neither DLP IV nor GWG Life become an investment company. As of December 31, 2019, we were in compliance with all financial and non-financial covenants.

Cash Flows

Interest and Dividend Payments

We finance our businesses through a combination of: life insurance policy benefit receipts; principal, dividends and interest receipts from investments, including Ben LP loan receivables; debt and equity offerings; and our senior credit facility with LNV Corporation. We have historically relied on debt (L Bonds and our senior credit facility with LNV Corporation) and equity (preferred stock) financing for the majority of our cash expenditures (for policy acquisition, policy premiums and servicing costs, working capital and financing expenditures including paying principal and interest on existing debt, and for making investments in Beneficient) as the amount of cash flows from the realization of life insurance policy benefits and cash flows from our other investments has been insufficient to meet all of our needs. This has resulted in the Company incurring substantial indebtedness (much of it being of a short term nature) and, to a lesser extent, obligations to make dividend payments on our classes of preferred stock.

Our total interest expense of $114.8 million and $80.1 million for years ended December 31, 2019 and 2018, respectively, represent the largest single line item of expense in each period. Preferred stock cash dividends were $16.9 and $16.7 million for the years ended December 31, 2019 and 2018, respectively. While reducing our cost of funds and increasing our common equity base (at valuations accretive to our book value) are primary goals of the Company, until we do so we will continue to expend significant amounts of cash for interest and dividend payments and will thus continue to rely heavily on our ability to raise cash from our L Bond offering, senior credit facility with LNV Corporation and other means as they are developed and available.

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

The amount of payments for anticipated premiums, including the requirement under our second amended and restated senior credit facility with LNV Corporation to maintain a two month cost-of-insurance threshold within each policy cash value account, and servicing costs that we will be required to make over the next five years to maintain our current portfolio, assuming no mortalities, is set forth in the table below (in thousands).

Years Ending December 31,	Premiums	Servicing	Premiums and Servicing Fees
2020	$67,455	$1,674	$69,129
2021	84,712	1,674	86,386
2022	97,757	1,674	99,431
2023	110,156	1,674	111,830
2024	120,077	1,674	121,751
	$480,157	$8,370	$488,527

Our anticipated premium expenses are subject to the risk of increased cost-of-insurance charges (i.e., “COI” or premium charges) for the life insurance policies we own. During 2018, we received notice of, or support for, COI rate changes on 30 policies with combined face value of $84.6 million in our portfolio. These increased charges resulted in a $5.1 million reduction in the fair value of our life insurance portfolio in 2018. We did not receive any notices of COI rate changes in 2019.

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

Quarter End Date	Portfolio Face Amount (in thousands)	12-Month Trailing Benefits Realized (in thousands)	12-Month Trailing Premiums Paid (in thousands)	12-Month Trailing Benefits/Premium Coverage Ratio
March 31, 2015	$754,942	$46,675	$23,786	196.2%
June 30, 2015	806,274	47,125	24,348	193.5%
September 30, 2015	878,882	44,482	25,313	175.7%
December 31, 2015	944,844	31,232	26,650	117.2%
March 31, 2016	1,027,821	21,845	28,771	75.9%
June 30, 2016	1,154,798	30,924	31,891	97.0%
September 30, 2016	1,272,078	35,867	37,055	96.8%
December 31, 2016	1,361,675	48,452	40,239	120.4%
March 31, 2017	1,447,558	48,189	42,753	112.7%
June 30, 2017	1,525,363	49,295	45,414	108.5%
September 30, 2017	1,622,627	53,742	46,559	115.4%
December 31, 2017	1,676,148	64,719	52,263	123.8%
March 31, 2018	1,758,066	60,248	53,169	113.3%
June 30, 2018	1,849,079	76,936	53,886	142.8%
September 30, 2018	1,961,598	75,161	55,365	135.8%
December 31, 2018	2,047,992	71,090	52,675	135.0%
March 31, 2019	2,098,428	87,045	56,227	154.8%
June 30, 2019	2,088,445	82,421	59,454	138.6%
September 30, 2019	2,064,156	101,918	61,805	164.9%
December 31, 2019	2,020,973	125,148	63,851	196.0%

We believe that the portfolio cash flow results set forth above are consistent with our general investment thesis that the life insurance policy benefits we receive will continue to increase over time in relation to the premiums we are required to pay on the remaining polices in the portfolio. Nevertheless, we expect that our portfolio cash flow on a period-to-period basis will remain inconsistent as we continue to allocate substantially more capital to Beneficient and have reduced capital allocated to acquiring a larger, more diversified portfolio of life insurance policies.

Inflation

Changes in inflation do not necessarily correlate with changes in interest rates. We presently do not foresee any material impact of inflation on our results of operations in the periods presented in our consolidated financial statements.

Off-Balance Sheet Arrangements

Unfunded Capital Commitments

Beneficient had $73.8 million of gross potential capital commitments as of December 31, 2019 representing potential limited partner capital funding commitments on the alternative asset funds that serve as collateral to its loans. This is the amount above any existing cash reserves for such capital funding commitments. The trust holding the interest in the limited partnership for the alternative asset fund is required to fund these limited partner capital commitments per the terms of the limited partnership agreement. Capital funding commitment reserves are maintained by the associated trusts created at the origination of each trust for up to $0.1 million. To the extent that the associated trust cannot pay the capital funding commitment, Beneficient is obligated to lend sufficient funds to meet the commitment. Any amounts advanced by Beneficient for these limited partner capital funding commitments above the associated capital funding commitment reserves held by the associated trusts are added to the loan balance and are expected to be recouped through the cash distributions from the alternative asset fund collateral.

Capital commitments generally originate from limited partner agreements having fixed or expiring expiration dates. The total limited partner capital funding commitment amounts may not necessarily represent future cash requirements. Beneficient considers the creditworthiness on a case-by-case basis. At December 31, 2019, Beneficient had no reserves for losses on unused commitments to fund potential limited partner capital funding commitments.

Credit Risk and Interest Rate Risk

We review the credit risk associated with our portfolio of life insurance policies when estimating its fair value. In evaluating the policies’ credit risk, we consider insurance company solvency, credit risk indicators, economic conditions, ongoing credit evaluations, and company positions. We attempt to manage our credit risk related to life insurance policies typically by purchasing policies issued only from companies with an investment-grade credit rating by either Standard & Poor’s, Moody’s, or A.M. Best Company. As of December 31, 2019, 95.7% of our life insurance policies, by face value benefits, were issued by companies that maintained an investment-grade rating (BBB or better) by Standard & Poor’s.

The assets and liabilities exchanged in the Initial Transfer of the Exchange Transaction are excluded from this analysis.

Our second amended and restated senior credit facility with LNV Corporation and Beneficient’s other borrowings are floating-rate financings. In addition, our ability to offer interest and dividend rates that attract capital (including in our continuous offering of L Bonds) is generally impacted by prevailing interest rates. Furthermore, while our L Bond offering provides us with fixed-rate debt financing, our Debt Coverage Ratio is calculated in relation to the interest rate on all of our debt financing, exclusive of our Seller Trust L Bonds. Therefore, increases in interest rates impact our business by increasing our borrowing costs and reducing availability under our debt financing arrangements. Earnings from our life insurance portfolio are based upon the spread, if any, generated between the return on the portfolio and the total cost of our financing (excluding cost of financing for the Seller Trust L Bonds). As a result, increases in interest rates will reduce the earnings we expect to achieve from our investments in life insurance policies.

Beneficient is subject to risks related to markets, credit, currency, and interest rates. Beneficient issues loans that are subject to credit risk, repayment risk and interest rate risk. Beneficient has underwriting procedures and utilizes market rates. As of December 31, 2019, all of Beneficient’s loans are collateralized by the cash flows originating from alternative assets without recourse to the client. Currently, all of these alternative assets consist of private equity limited partnership interests which are primarily denominated in the U.S. dollar, Euro, and Canadian dollar. The underlying portfolio companies primarily operate in the United States, with the largest percentage, based on NAV, operating in healthcare technology, bio-technology, and diversified telecommunications services industries. The Company mitigates credit risk through the ExAlt PlanTM whereby excess cash flows from a collective pool of alternative assets can be utilized to repay the loans when cash flows from the client’s original alternative assets are not sufficient to repay the outstanding principal, interest, and fees.

Debt Coverage Ratio

Our L Bond borrowing covenants require us to maintain a Debt Coverage Ratio of less than 90%. The Debt Coverage Ratio is calculated by dividing the sum of our total interest-bearing indebtedness (other than Excluded Indebtedness described in Note 2 to the table below) by the sum of our cash, cash equivalents, restricted cash, life insurance policy benefits receivable, the net present value of the life insurance portfolio, and, without duplication, the value of all of our other assets as reflected on our most recently available balance sheet prepared in accordance with GAAP. The discount rate we use for the net present value of our life insurance portfolio for this calculation may not be the same discount rate we use for our GAAP valuation and is not necessarily reflective of the amount we could realize upon a sale of the portfolio.

	December 31,	December 31,
	2019 (in thousands)	2018 (in thousands)
Life insurance portfolio policy benefits	$2,020,973	$2,047,992
Discount rate of future cash flows(1)	7.55%	7.75%
Net present value of life insurance portfolio policy benefits	$826,196	$770,074
All cash and cash equivalents (including restricted cash)	81,780	125,436
Life insurance policy benefits receivable (net of allowance)	23,031	16,461
Other assets	945,240	591,048
Total Coverage(2)	$1,876,247	$1,503,019

Senior credit facility with LNV Corporation	$184,586	$158,209
L Bonds	948,128	1,029,044
Total Indebtedness(2)	$1,132,714	$1,187,253

Debt Coverage Ratio	60.40%	78.99%

(1)	Weighted-average interest rate paid on indebtedness, excluding that of Seller Trust L-Bonds.

(2)	Total Coverage excludes the assets of Beneficient. Total Indebtedness is equal to the total liabilities balance of GWG Holdings (excluding the liabilities of Beneficient) as of December 31, 2019, other than Excluded Indebtedness. Excluded Indebtedness is Indebtedness that is payable at the Company’s option in Capital Stock of the Company or securities mandatorily convertible into or exchangeable for Capital Stock of the Company, or any Indebtedness that is reasonably expected to be converted or exchanged, directly or indirectly, into Capital Stock of the Company. This change in the definition of the Debt Coverage Ratio was defined in Amendment No. 2 to the Amended and Restated Indenture entered into as of December 31, 2019 (see Note 12 to the consolidated financial statements).

As of December 31, 2019 and 2018, we were in compliance with the Debt Coverage Ratio.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GWG Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of GWG Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2019, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of their operations and their cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 26, 2020, expressed an unqualified opinion.

Basis for Opinion

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2019.

/s/ WHITLEY PENN LLP

Dallas, Texas

March 27, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GWG Holdings, Inc. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited GWG Holdings, Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company, as of December 31, 2019, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2019, and our report dated March 26, 2020 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the entity’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ WHITLEY PENN LLP

Dallas, Texas

March 27, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of GWG Holdings, Inc. and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of GWG Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2018, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows, for the year ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

As described in Note 6 to the consolidated financial statements, for the year ended December 31, 2018, the Company incurred a loss within its gain (loss) on life insurance policies, net, of $87.1 million, resulting from a change in accounting estimate related to the changes made to the life expectancy estimation methodology on life insurance policies in the Company’s portfolio. Our opinion is not modified with respect to this matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Baker Tilly Virchow Krause, LLP

We served as the Company’s auditor from 2013 to 2019.

Minneapolis, Minnesota

July 9, 2019

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$79,073	$114,587
Restricted cash	20,258	10,849
Investment in life insurance policies, at fair value	796,039	747,922
Life insurance policy benefits receivable, net	23,031	16,461
Loan receivables	232,344	—
Fees receivable	29,168	—
Financing receivables from affiliates	67,153	184,769
Equity method investments	1,761	360,842
Other assets	28,374	45,437
Goodwill	2,358,005	—
TOTAL ASSETS	$3,635,206	$1,480,867

LIABILITIES & STOCKHOLDERS’ EQUITY
LIABILITIES
Senior credit facility with LNV Corporation	$174,390	$148,978
L Bonds	926,638	651,403
Seller Trust L Bonds	366,892	366,892
Other borrowings	153,086	—
Interest and dividends payable	16,516	18,555
Deferred revenue	41,444	—
Accounts payable and accrued expenses	27,836	13,981
Deferred tax liability	57,923	—
TOTAL LIABILITIES	1,764,725	1,199,809

Redeemable noncontrolling interests	1,269,654	—

STOCKHOLDERS’ EQUITY

REDEEMABLE PREFERRED STOCK
(par value $0.001; shares authorized 100,000; shares outstanding 84,636 and 97,524; liquidation preference of $85,130 and $98,093 as of December 31, 2019 and 2018, respectively)	74,023	86,910
SERIES 2 REDEEMABLE PREFERRED STOCK
(par value $0.001; shares authorized 150,000; shares outstanding 147,164 and 148,359; liquidation preference of $148,023 and $149,225 as of December 31, 2019 and 2018, respectively)	127,868	129,063
COMMON STOCK
(par value $0.001; shares authorized 210,000,000; shares issued and outstanding 30,533,793 and 33,018,161 as of December 31, 2019 and 2018, respectively)	33	33
Common stock in treasury, at cost, 2,500,000 shares as of December 31, 2019	(24,550)	—
Additional paid-in capital	233,106	249,662
Accumulated deficit	(76,501)	(184,610)
TOTAL GWG HOLDINGS STOCKHOLDERS’ EQUITY	333,979	281,058
Noncontrolling interests	266,848	—
TOTAL STOCKHOLDERS’ EQUITY	600,827	281,058
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$3,635,206	$1,480,867

The accompanying notes are an integral part of these Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2019	2018
REVENUE
Gain (loss) on life insurance policies, net	$75,320	$(14,105)
Interest and other income	16,956	13,715
TOTAL REVENUE	92,276	(390)

EXPENSES
Interest expense	114,844	80,136
Employee compensation and benefits	28,309	17,407
Legal and professional fees	12,824	5,541
Other expenses	15,896	15,995
TOTAL EXPENSES	171,873	119,079

LOSS BEFORE INCOME TAXES	(79,597)	(119,469)
INCOME TAX EXPENSE (BENEFIT)	57,933	—

LOSS BEFORE EARNINGS FROM EQUITY METHOD INVESTMENTS	(137,530)	(119,469)

Earnings (loss) from equity method investments	(4,077)	18
Gain on consolidation of equity method investment (see Note 5)	249,716	—
NET INCOME (LOSS)	108,109	(119,451)

Preferred stock dividends	16,943	16,663
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$91,166	$(136,114)
NET INCOME (LOSS) PER COMMON SHARE
Basic	$2.76	$(22.32)
Diluted	$2.65	$(22.32)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	33,016,007	6,098,208
Diluted	35,219,442	6,098,208

The accompanying notes are an integral part of these Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$108,109	$(119,451)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Change in fair value of investment in life insurance policies	(49,015)	10,344
Amortization of deferred financing and issuance costs	13,804	10,037
Amortization of premium and accretion of discount on financing receivables	(1,720)	(14)
Provision for uncollectible policy benefit receivable	153	4,300
Loss (earnings) from equity method investments	4,077	(18)
Stock-based compensation	1,732	2,182
Gain on consolidation of equity method investment	(249,716)	—
Deferred income taxes	57,923	—
(Increase) decrease in operating assets:
Life insurance policy benefits receivable	(6,683)	(4,102)
Interest receivable added to commercial loan principal	—	(10,534)
Accrued interest on financing receivables	(6,913)	—
Other assets	(5,056)	4,406
Increase (decrease) in operating liabilities:
Accounts payable and other accrued expenses	(8,297)	4,102
Interest and dividends payable	(1,228)	3,269
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(142,830)	(95,479)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	(32,367)	(128,503)
Carrying value of matured life insurance policies	33,265	20,764
Equity method investments	(12,388)	(3,204)
Business combination consideration, net of cash acquired	(61,479)	—
Financing receivables from affiliate issued	(65,000)	(3,037)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(137,969)	(113,980)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on senior debt	50,133	12,903
Repayments of senior debt	(23,756)	(77,219)
Payments for senior debt issuance costs	(2,042)	—
Proceeds from issuance of L Bonds	403,397	263,965
Payments for L Bonds issuance costs	(25,284)	(17,379)
Payments for redemption of L Bonds	(116,809)	(48,027)
Issuance of common stock	59	614
Proceeds from issuance of convertible preferred stock	—	50,000
Proceeds from issuance of redeemable preferred stock	—	56,238
Payments for redeemable preferred stock issuance costs	—	(4,142)
Payments for redemption of redeemable preferred stock	(14,061)	(2,457)
Common stock dividends	—	(25,709)
Preferred stock dividends	(16,943)	(16,663)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	254,694	192,124

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(26,105)	(17,335)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH
BEGINNING OF PERIOD	125,436	142,771
END OF PERIOD	$99,331	$125,436

The accompanying notes are an integral part of these Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED

(in thousands, except per share data)

	Years Ended December 31,
	2019	2018
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$102,202	$67,058
Premiums paid, including prepaid	$68,467	$49,467
NON-CASH INVESTING AND FINANCING ACTIVITIES
Financing receivable from affiliate:
Financing receivable from affiliate acquired	$—	$173,485
Conversion of interest receivable to commercial loan principal	$—	$10,534
Exchangeable note acquired and converted to equity method investment	$—	$156,422
Equity method investment acquired	$—	$201,828
Equity security acquired	$—	$38,562
Seller Trust L Bonds issued	$—	$366,892
Common stock issued	$—	$203,405
L Bonds:
Conversion of accrued interest and commissions payable to principal	$1,760	$1,240
Conversion of L Bonds to redeemable preferred stock	$—	$4,546
Preferred Stock:
Conversion of Series B convertible preferred stock to common stock	$—	$50,000
Options and stock appreciation rights issued	$399	$614
Investment in life insurance policies included in accounts payable	$—	$6,377

The accompanying notes are an integral part of these Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

	Preferred Stock Shares	Preferred Stock	Common Shares	Common Stock (par)	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total GWG Holdings Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2017	187,319	$173,116	5,813,555	$6	$—	$(39,450)	$—	$133,672	$—	$133,672

Net loss	—	—	—	—	—	(119,451)	—	(119,451)	—	(119,451)

Issuance of common stock	—	—	22,214,641	22	204,771	—	—	204,793	—	204,793

Repurchase of common stock	—	—	(10,035)	—	(69)	—	—	(69)	—	(69)

Issuance of redeemable preferred stock	61,021	56,878	—	—	—	—	—	56,878	—	56,878

Redemption of redeemable preferred stock	(2,457)	(2,458)	—	—	—	—	—	(2,458)	—	(2,458)

Common stock dividends	—	—	—	—	—	(25,709)	—	(25,709)	—	(25,709)

Issuance of Series B convertible preferred stock	5,000,000	50,000	—	—	—	—	—	50,000	—	50,000

Conversion of Series B convertible preferred stock to common stock	(5,000,000)	(50,000)	5,000,000	5	49,995	—	—	—	—	—

Preferred stock dividends	—	(11,563)	—	—	(5,100)	—	—	(16,663)	—	(16,663)

Stock-based compensation	—	—	—	—	65	—	—	65	—	65

Balance, December 31, 2018	245,883	$215,973	33,018,161	$33	$249,662	$(184,610)	$—	$281,058	$—	$281,058

Net income	—	—	—	—	—	108,109	—	108,109	—	108,109

Issuance of common stock	—	—	58,382	—	439	—	—	439	—	439

Repurchase of common stock	—	—	(42,750)	—	(362)	—	—	(362)	—	(362)

Common stock in treasury	—	—	(2,500,000)	—	—	—	(24,550)	(24,550)	—	(24,550)

Redemption of redeemable preferred stock	(14,083)	(14,082)	—	—	(1)	—	—	(14,083)	—	(14,083)

Preferred stock dividends	—	—	—	—	(16,943)	—	—	(16,943)	—	(16,943)

Stock-based compensation	—	—	—	—	311	—	—	311	—	311

Recognition of noncontrolling interests	—	—	—	—	—	—	—	—	266,848	266,848

Balance, December 31, 2019	231,800	$201,891	30,533,793	$33	$233,106	$(76,501)	$(24,550)	$333,979	$266,848	$600,827

The accompanying notes are an integral part of these Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business

Organizational Structure

GWG Holdings, Inc. (“GWG Holdings”) conducts its life insurance secondary market business through a wholly owned subsidiary, GWG Life, LLC (“GWG Life”), and GWG Life’s wholly owned subsidiaries, GWG Life Trust and GWG DLP Funding IV, LLC. GWG Holdings’ previously wholly-owned subsidiary, Life Epigenetics Inc. (“Life Epigenetics”) was formed to engage in various life insurance related businesses and activities related to its development of epigenetic technology. Through its previously wholly-owned subsidiary, youSurance General Agency, LLC (“youSurance”), GWG Holdings offered life insurance directly to customers from a variety of life insurance carriers. On November 11, 2019, GWG contributed the common stock of Life Epigenetics and membership interests in youSurance to a legal entity, InsurTech Holdings, LLC in exchange for a membership interest in the entity (see Note 9).

GWG Holdings’ indirect interests in loans collateralized by cash flows from other alternative assets are held by The Beneficient Company Group, L.P. (“Ben LP,” including all of the subsidiaries it may have from time to time — “Beneficient”) and its general partner, Beneficient Management, L.L.C. (“Beneficient Management”). Prior to December 31, 2019, GWG Holdings’ investment in Beneficient was accounted for as an equity method investment. On December 31, 2019, as more fully described below, Beneficient became a consolidated subsidiary of GWG Holdings.

Ben LP is the general partner to Beneficient Company Holdings, L.P. (“BCH”) and owns 100% of the Class A Subclass A-1 and A-2 Units of BCH. BCH is the holding company that directly or indirectly receives all active and passive income of Beneficient and allocates that income among the units issued by BCH. As of December 31, 2019, BCH has issued general partnership Class A Units (Subclass A-1 and A-2), Class S Ordinary Units, Class S Preferred Units, FLP Units (Subclass 1 and Subclass 2), Preferred Series A Subclass 1 Unit Accounts, and Preferred Series A Subclass 2 Units. BCH issued to Ben LP Preferred Series A Subclass 2 Units as part of the transaction with GWG Holdings discussed below. Preferred Series A Subclass 2 Units hold the same rights and privileges as the Preferred Series A Subclass 1 Unit Accounts.

All of the aforementioned legal entities are organized in Delaware, other than GWG Life Trust, which is governed by the laws of the state of Utah. Unless the context otherwise requires or we specifically so indicate, all references in this report to “we,” “us,” “our,” “our Company,” “GWG,” or the “Company” refer to these entities collectively. Our headquarters are located in Dallas, Texas.

Nature of Business

GWG Holdings, through its wholly-owned subsidiary GWG Life, has historically purchased life insurance policies in the secondary market and has built a large, actuarially diverse portfolio of life insurance policies backed by highly rated life insurance companies. These policy purchases were funded primarily through sales of L Bonds, as discussed in Note 12. In 2018 and 2019, GWG Holdings made strategic decisions to increase capital allocated toward providing liquidity products to a broader range of alternative assets, primarily through investments in Beneficient.

Beneficient is a financial services firm based in Dallas, Texas that provides liquidity solutions for mid-to-high net worth (“MHNW”) individuals and small-to-mid (“STM”) size institutions, which previously had few options to obtain early liquidity for their alternative assets holdings. On September 25, 2018, Beneficient’s capital companies applied for trust charters from the Texas Department of Banking to merge into to-be organized limited trust associations. Beneficient’s capital companies submitted revised charter applications on March 6, 2020. As of March 25, 2020, the trust charters had not been issued to Beneficient. As such, Beneficient has closed a limited number of transactions to date, but intends to significantly expand its operations if and when the trust charters are issued.

Beneficient was formed in 2003 but began its alternative asset business in September 2017. Beneficient operates primarily through its subsidiaries, which provide Beneficient’s products and services. These subsidiaries include: (i) Beneficient Capital Company, L.L.C. (“BCC”), through which Beneficient offers loans and liquidity products; (ii) Beneficient Administrative and Clearing Company, L.L.C. (“BACC”), through which Beneficient provides services for fund and trust administration and plans to provide custody services; (iii) Pen Indemnity Insurance Company, LTD (“Pen”), through which Beneficient plans to offer insurance services; and (iv) Ben Markets Management Holdings, L.P., formerly called ACE Portal, L.L.C. (“ACE”), through which Beneficient plans to provide an online portal for direct access to Beneficient’s financial services and products.

Beneficient’s primary operations pertain to its liquidity products whereby Ben LP, through its subsidiaries, extends loans collateralized by cash flows from illiquid alternative assets and provides services to the trustees who administer the collateral. Beneficient’s core business products are its Exchange Trust, LiquidTrust and the InterChange Trust (introduced in 2020). Beneficient’s clients select one of these products and place their alternative assets into the custody trust that is a constituent member of a trust structure called the “ExAlt PlanTM” (comprised of the Exchange Trusts, LiquidTrusts, Custody Trusts, Collective Trusts, and Funding Trusts). The ExAlt PlanTM then delivers to Beneficient’s clients the consideration required by the specific product selected by Beneficient’s clients. At the same time, Beneficient, through a subsidiary, extends a loan to the ExAlt PlanTM. The proceeds (cash or common units in Ben LP) of that loan to the ExAlt PlanTM are ultimately paid to the client. The cash flows from the client’s alternative asset support the repayment of the loans plus any related interest and fees.

In 2018 and 2019, GWG Holdings and GWG Life consummated a series of transactions (as more fully described below) with Beneficient that has resulted in a significant reorientation of our business and capital allocation strategy in addition to changes in our Board of Directors and executive management team.

Liquidity

As of December 31, 2019, we had cash and cash equivalents of approximately $79.1 million. We generated net losses from operations for the years ended December 31, 2019 and 2018 totaling $137.5 million and $119.5 million. As of February 29, 2020, we had cash and cash equivalents of $104.5 million, not including cash and cash equivalents of Beneficient. Besides funding operating expenditures and having sufficient cash to fund anticipated additional investments in Beneficient primarily for its lending products and working capital needs, we are obligated to pay other items such as interest payments and debt redemptions, and preferred stock dividends and redemptions. We expect to satisfy these obligations and fund our operations through anticipated operating cash flows, receipt of proceeds from our insurance policies, sales of additional L-Bonds, and, potentially, additional borrowings under existing debt facilities or new borrowings with other third-party lenders.

GWG has a history of selling L-Bonds dating back to January 2012. GWG may not be able sell additional L-Bonds on terms as favorable to the Company as past transactions or in quantities sufficient to fund all of the Company’s operating requirements. Additionally, the Company may not be able to obtain additional borrowing under existing debt facilities or new borrowings with other third-party lenders. To the extent that GWG or its subsidiaries raise additional capital through the future issuance of debt, the terms of those debt securities may include terms that adversely affect the rights of our existing debt and/or equity holders or involve negative covenants that restrict GWG's ability to take specific actions, such as incurring additional debt or making additional investments in growing the operations of the Company. If GWG is unable to fund its operations and other obligations, or defaults on its debt, then the Company will be required to either i) sell assets to provide sufficient funding or ii) to raise additional capital through the sale of equity and the ownership interest of our equity holders may be diluted.

Based on projections of anticipated operating cash flows, receipt of proceeds from our insurance policies, sales of additional L-Bonds, and, potentially, additional borrowings under existing debt facilities or new borrowings with other third-party lenders, we believe that we will have sufficient cash resources to finance our operations, satisfy our other obligations, and to fund anticipated additional investments in Beneficient through March 31, 2021.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Exchange Transaction

On August 10, 2018 (the “Initial Transfer Date”), we completed the first of two closings (the “Initial Transfer”) contemplated by a Master Exchange Agreement with Ben LP and certain other parties (the “Seller Trusts”), which governs the strategic exchange of assets among the parties (the “Exchange Transaction”). On the Initial Transfer Date:

●	GWG issued to the Seller Trusts Seller Trust L Bonds due 2023 (the “Seller Trust L Bonds”) in an aggregate principal amount of $403.2 million, as more fully described below;

●	Beneficient purchased 5,000,000 shares of GWG’s Series B Convertible Preferred Stock, par value $0.001 per share and having a stated value of $10 per share (“Series B”), for cash consideration of $50.0 million, which shares were subsequently transferred to the Seller Trusts;

●	in consideration for GWG and GWG Life entering into the Master Exchange Agreement and consummating the transactions contemplated thereby, Ben LP, as borrower, entered into a commercial loan agreement (the “Commercial Loan Agreement”) with GWG Life, as lender, providing for a loan in a principal amount of $200.0 million (the “Commercial Loan”);

●	Ben LP delivered to GWG a promissory note (the “Exchangeable Note”) in the principal amount of $162.9 million; and

●	the Seller Trusts delivered to GWG 4,032,349 common units of Ben LP at an assumed value of $10 per common unit.

On December 28, 2018, the final closing of the transaction occurred and the following actions took place (the “Final Closing” and the date upon which the Final Closing occurred, the “Final Closing Date”):

●	in accordance with the Master Exchange Agreement, and based on the net asset value of alternative asset financings as of the Final Closing Date, effective as of the Initial Transfer Date, (i) the principal amount of the Commercial Loan was reduced to $182.0 million, (ii) the principal amount of the Exchangeable Note was reduced to $148.2 million, and (iii) the principal amount of the Seller Trust L Bonds was reduced to $366.9 million;

●	the Seller Trusts refunded to GWG $0.8 million in interest paid on the Seller Trust L Bonds related to the Seller Trust L Bonds that were issued as of the Initial Transfer Date but cancelled, effective as of the Initial Transfer Date, on the Final Closing Date;

●	the accrued interest on the Commercial Loan and the Exchangeable Note was added to the principal amount of the Commercial Loan, as a result of which the principal amount of the Commercial Loan as of the Final Closing Date was $192.5 million;

●	the Seller Trusts transferred to GWG an aggregate of 21,650,087 common units of Ben LP and GWG received 14,822,843 common units of Ben LP in exchange for the Exchangeable Note, upon completion of which GWG owned (including the 4,032,349 common units received by GWG on the Initial Transfer Date) 40,505,279 common units of Ben LP;

●	Ben LP issued to GWG an option (the “Option Agreement”) to acquire the number of common units of Ben LP, interests or other property that would be received by a holder of Preferred Series A Subclass 1 Unit Accounts of BCH; and

●	GWG issued to the Seller Trusts 27,013,516 shares of GWG common stock (including 5,000,000 shares issued upon conversion of the Series B).

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

After the second anniversary of the Final Closing Date, the holders of the Seller Trust L Bonds will have the right to cause GWG to repurchase, in whole but not in part, the Seller Trust L Bonds held by such holder. The repurchase may be paid, at GWG’s option, in the form of cash, a pro rata portion of (i) the outstanding principal amount and accrued and unpaid interest under the Commercial Loan, and (ii) Ben LP common units, or a combination of cash and such property.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Seller Trust L Bonds (see Note 13) are senior secured obligations of GWG, ranking junior only to all senior debt of GWG (see Note 11), pari passu in right of payment and in respect of collateral with all “L Bonds” of GWG (see Note 12), and senior in right of payment to all subordinated indebtedness of GWG. Payments under the Seller Trust L Bonds are guaranteed by GWG Life (see Note 23).

Series B Convertible Preferred Stock

The Series B converted into 5,000,000 shares of our common stock at a conversion price of $10 per share upon the Final Closing.

Commercial Loan

The $192.5 million principal amount under the Commercial Loan is due on August 9, 2023; however, it is extendable for two five-year terms. See Note 8 for a full description of the terms of the Commercial Loan. Ben LP’s obligations under the Commercial Loan are unsecured.

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

Option Agreement

In connection with the Final Closing, GWG Holdings entered into the Option Agreement with Ben LP. The Option Agreement gives GWG Holdings the option to acquire the number of common units in Ben LP that would be received by the holder of Preferred Series A Subclass 1 Unit Accounts of BCH, if such holder were converting on that date. There is no exercise price and the Company may exercise the option at any time until December 27, 2028, at which time the option will automatically settle.

Common Units of Ben LP

In connection with the Initial Transfer and Final Closing, the Seller Trusts and Beneficient delivered to GWG Holdings 40,505,279 common units of Ben LP. These units represented an approximate 89.9% interest in the common units of Ben LP as of the Final Closing Date (although, on a fully diluted basis, our ownership interest in common units of Ben LP would be reduced significantly below a majority of those issued and outstanding).

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase and Contribution Agreement

On April 15, 2019, Jon R. Sabes, GWG’s former Chief Executive Officer and a former director, and Steven F. Sabes, GWG’s former Executive Vice President and a former director, entered into a Purchase and Contribution Agreement (the “Purchase and Contribution Agreement”) with, among others, Ben LP. Under the Purchase and Contribution Agreement, Jon and Steven Sabes agreed to transfer all 3,952,155 of the shares of GWG’s outstanding common stock held directly or indirectly by them to BCC (a subsidiary of Ben LP) and AltiVerse Capital Markets, L.L.C. (“AltiVerse”). AltiVerse is a limited liability company owned by an entity related to Beneficient’s founders, including Brad K. Heppner (GWG’s Chairman and Beneficient’s Chief Executive Officer and Chairman) and an entity related to Thomas O. Hicks (one of Beneficient’s current directors and a director of GWG). GWG was not a party to the Purchase Agreement; however, the closing of the transactions contemplated by the Purchase and Contribution Agreement (the “Purchase and Contribution Transaction”) were subject to certain conditions that were dependent upon GWG taking, or refraining from taking, certain actions.

The closing of the Purchase and Contribution Transaction occurred on April 26, 2019. Prior to or in connection with such closing:

●	GWG’s bylaws were amended to increase the maximum number of directors of GWG from nine to 13, and the actual number of directors comprising the Board of Director was increased from seven to 11. The size of the Board has since been reduced and currently consists of nine directors.

●	All seven members of GWG’s Board of Directors prior to the closing resigned as directors of GWG, and 11 individuals designated by Beneficient were appointed as directors of GWG, leaving two board seats vacant after the closing.

●	Jon R. Sabes resigned from all officer positions he held with GWG or any of its subsidiaries prior to the closing, other than his position as Chief Executive Officer of GWG’s technology-focused then wholly-owned subsidiaries, Life Epigenetics and youSurance.

●	Steven F. Sabes resigned from all officer positions he held with GWG or any of its subsidiaries prior to the closing, except as Chief Operating Officer of Life Epigenetics.

●	The resignations of Messrs. Jon and Steven Sabes included a full waiver and forfeit of (i) any severance that may be payable by GWG or any of its subsidiaries in connection with such resignations or the Purchase and Contribution Transaction, and (ii) all equity awards of GWG held by either of them.

●	Murray T. Holland was appointed as Chief Executive Officer of GWG.

●	GWG entered into performance share unit agreements with certain employees of GWG pursuant to which such employees will collectively receive up to $4.5 million in cash compensation under certain terms and conditions, including, among others, that such employees remain employed by GWG or one of its subsidiaries (or, if no longer employed, such employment was terminated by GWG other than for cause, as such term is defined in the performance share unit agreement) for a period of 120 days following the closing.

●	The stockholders agreement that was entered into on the Final Closing Date was terminated by mutual consent of the parties thereto.

●	BCC and AltiVerse executed and delivered a Consent and Joinder to the Amended and Restated Pledge and Security Agreement dated October 23, 2017 by and among the Company, GWG Life, LLC, Messrs. Jon and Steven Sabes and the Bank of Utah, which provides that the shares of GWG’s common stock acquired by BCC and AltiVerse pursuant to the Purchase and Contribution Agreement will continue to be pledged as collateral security for GWG’s obligations owing in respect of the L Bonds and Seller Trust L Bonds.

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

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Investment and Exchange Agreements

On December 31, 2019, the Company, Ben LP, BCH, and Beneficient Management entered into a Preferred Series A Unit Account and Common Unit Investment Agreement (the “Investment Agreement”).

Pursuant to the Investment Agreement, the Company transferred $79.0 million to Ben LP in return for 666,667 common units of Ben LP and a Preferred Series A Subclass 1 Unit Account of BCH.

In connection with the Investment Agreement, the Company obtained the right to appoint a majority of the board of directors of Beneficient Management, the general partner of Ben LP. As a result, the Company obtained control of Ben LP and began reporting the results of Ben LP and its subsidiaries on a consolidated basis beginning on the transaction date of December 31, 2019. See Note 5 for more details on the accounting for the consolidation. The Company’s right to appoint a majority of the board of directors of Beneficient Management will terminate in the event (i) the Company’s ownership of the fully diluted equity of Ben LP (excluding equity issued upon the conversion or exchange of Preferred Series A Unit Accounts of BCH held as of December 31, 2019 by parties other than the Company) is less than 25%, (ii) the Continuing Directors of the Company cease to constitute a majority of the board of directors of the Company, or (iii) certain bankruptcy events occur with respect to the Company. The term “Continuing Directors” means, as of any date of determination, any member of the board of directors of the Company who: (1) was a member of the board of directors on December 31, 2019; or (2) was nominated for election or elected to the board of directors with the approval of a majority of the Continuing Directors who were members of the board of directors at the time of such nomination or election.

Following the transaction, and as agreed upon in the Investment Agreement, the Company was issued an initial capital account balance for the Preferred Series A Subclass 1 Unit Account of $319.0 million. The other holders of the Preferred Series A Subclass 1 Unit Accounts are an entity related to the founders of Ben LP and an entity related to one of GWG’s and Beneficient’s directors (the “Related Account Holders”), and the aggregate capital accounts of all holders of the Preferred Series A Subclass 1 Unit Accounts after giving effect to the investment by the Company is $1.6 billion. The Company’s Preferred Series A Subclass 1 Unit Account is the same class of preferred security as held by the Related Account Holders. If the Related Account Holders exchange their Preferred Series A Subclass 1 Unit Accounts for securities of the Company, the Company’s Preferred Series A Subclass 1 Unit Account would be converted into common units of Ben LP (so neither the Company nor the founders would hold Preferred Series A Subclass 1 Unit Accounts).

Also, on December 31, 2019, in a transaction related to the Investment Agreement, GWG Holdings transferred its interest in the Preferred Series A Subclass 1 Unit Account to its wholly owned subsidiary, GWG Life.

In addition, on December 31, 2019, the Company, Ben LP and the holders of common units of Ben LP (the “Common Units”) entered into an Exchange Agreement (the “Exchange Agreement”) pursuant to which the holders of Common Units from time to time have the right, on a quarterly basis, to exchange their Common Units for common stock of the Company. The exchange ratio in the Exchange Agreement is based on the ratio of the capital account associated with the Common Units to be exchanged to the market price of the Company’s common stock based on the volume weighted average price of the Company’s common stock for the five consecutive trading days prior to the quarterly exchange date. The Exchange Agreement is intended to facilitate the marketing of Ben LP’s products to holders of alternative assets.

The Exchange Transaction, the Purchase and Contribution Transaction, and the Investment and Exchange Agreements are referred to collectively as the “Beneficient Transactions.”

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) Summary of Significant Accounting Policies

Basis of Presentation — The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation — The consolidated financial statements include the accounts of GWG Holdings, Inc. and its subsidiaries. All material intercompany balances and transactions have been eliminated upon consolidation. Noncontrolling interests have been recorded for minority ownership in entities that are not wholly owned and are presented in compliance with the provisions of the Noncontrolling Interest in Subsidiary subsections of the Accounting Standards Codification (“ASC”).

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

If it is concluded that an entity is not a VIE, then the Company considers its proportional voting interests in the entity. The Company consolidates majority-owned subsidiaries in which a controlling financial interest is maintained. A controlling financial interest is determined by majority ownership and the absence of significant third-party participating rights. Ownership interests in entities for which the Company has significant influence that are not consolidated under the Company’s consolidation policy are accounted for as equity method investments. SEC Staff Announcement: Accounting for Limited Partnership Investments (codified in ASC 323-30-S99-1) guidance requires the use of the equity method unless the investor’s interest “is so minor that the limited partner may have virtually no influence over partnership operating and financial policies.” The SEC staff’s position is that investments in limited partnerships of greater than 3% to 5% are considered more than minor and, therefore, should be accounted for using the equity method.

Related party transactions between the Company and its equity method investees have not been eliminated.

Use of Estimates — The preparation of our consolidated financial statements in conformity with GAAP requires management to make significant estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue during the reporting period. We regularly evaluate estimates and assumptions, which are based on current facts, historical experience, management’s judgment, and various other factors that we believe to be reasonable under the circumstances. Our actual results may differ materially and adversely from our estimates. The most significant estimates with regard to these consolidated financial statements relate to (1) the determination of the assumptions used in estimating the fair value of our investments in life insurance policies, (2) the assessment of potential impairment of our equity method investments and our equity security investments and determination of the allowance for credit losses on our financing receivables, and (3) the value of our deferred tax assets and liabilities. Periodically, we make significant estimates in assessing the fair value of assets acquired and consideration given in return for those assets, which are used to establish the initial recorded values of such assets in accordance with ASC 805, Business Combinations. Under ASC 805, the consideration paid in an asset acquisition is allocated among the assets acquired based on their relative fair values at acquisition date. In relation to the Investment and Exchange Agreements, relative fair values obtained from a third-party valuation firm were used to calculate the amounts recorded for the assets acquired and liabilities assumed at their acquisition dates as more fully described in Note 5.

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

Cash, cash equivalents and restricted cash on our consolidated statements of cash flows include cash and cash equivalents and restricted cash of $79.1 million and $20.3 million and $114.6 million and $10.8 million as of December 31, 2019 and 2018, respectively. See Note 4 for a discussion of restrictions on cash.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment in Life Insurance Policies, at Fair Value — ASC 325-30, Investments in Insurance Contracts, permits a reporting entity to account for its investments in life insurance policies using either the investment method or the fair value method. We elected to use the fair value method to account for our life insurance policies. We initially record our purchase of life insurance policies at the purchase price, which is the amount paid for the policy, inclusive of all direct external fees and costs associated with the purchase. At each subsequent reporting period, we re-measure the investment at fair value in its entirety and recognize the change in fair value as unrealized gain or loss in the current period, net of premiums paid, within gain (loss) on life insurance policies, net in our consolidated statements of operations.

In a case where our acquisition of a policy is not complete as of a reporting date, but we have nonetheless advanced direct costs and deposits for the acquisition, those costs and deposits are recorded as other assets in our consolidated balance sheets until the acquisition is complete and we have secured title to the policy. At December 31, 2019 and 2018, none of our other assets comprised direct costs and deposits that we had advanced for life insurance policy acquisitions.

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

We reserve for policy benefits when it becomes probable that we will not collect the full amount of the policy benefit. The reserve requirements are based on the best facts available to us and are re-evaluated and adjusted as additional information becomes available. Uncollectible policy benefits are written off against the reserves when it is deemed that a policy amount is uncollectible. As of December 31, 2018, the balance of the allowance for uncollectible receivables was $4.3 million, relating to a single life insurance policy claim where collection was doubtful. In 2019 we received a settlement on that policy recovering the amount of premiums paid during the period it was held by GWG. As of December 31, 2019, there was no allowance for uncollectible life insurance policy benefits receivable.

Other Assets — Other assets consist of fixed assets, intangible assets, prepaid expenses, operating lease right-of-use assets, and other receivables. At December 31, 2019, other assets also includes the fair values of Beneficient’s other assets, net of intercompany eliminations.

In December 2018, in connection with the Final Closing of the Exchange Transaction, GWG Holdings entered into an Option Agreement with Beneficient. The agreement gives GWG Holdings the option to acquire the number of common units in Ben LP that would be received by the holder of Preferred Series A Subclass 1 Unit Accounts of BCH. There is no exercise price and the Company may exercise the option at any time until December 27, 2028, at which time the option will automatically exercise and settle. The Option Agreement was eliminated upon consolidation of Beneficient on December 31, 2019, and the balance of $38.6 million was recorded in other assets at December 31, 2018. The Option Agreement is considered an equity security investment and earns a preferred return that we accrued to the investment balance and recorded in interest and other income in the consolidated statement of operations up until December 31, 2019. Any future gains or losses on this investment will be eliminated in consolidation.

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

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Losses on financing receivables are recognized when they are incurred, which requires us to make our best estimate of probable losses. Specific allowances are recorded for individually impaired loans to the extent we determine it is probable we will be unable to collect all amounts due according to original contractual terms of the loan agreement. Certain loans classified as impaired may not require an allowance for loan loss because we believe we will ultimately collect the unpaid balance (through collection or collateral repossession). The method for calculating the best estimate of losses depends on the type and risk characteristics of the related financing receivables. Such an estimate requires consideration of historical loss experience, adjusted for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates, financial health of market sectors, and the present and expected future levels of interest rates. The underlying assumptions, estimates and assessments we use to provide for losses are updated periodically to reflect our view of current conditions. Changes in such estimates can significantly affect the allowance and provision for losses. It is possible we will experience credit losses that are different from our current estimates. We have no allowance for losses at December 31, 2019 or December 31, 2018. Write-offs are deducted from the allowance for losses when we judge the principal to be uncollectible and subsequent recoveries are added to the allowance at the time cash is received on a written-off account.

Equity Method Investments — The Company accounts for investments in common stock or in-substance common stock in which we have the ability to exercise significant influence, but do not own a controlling financial interest, under the equity method of accounting. Investments within the scope of the equity method of accounting are initially measured at cost, including the cost of the investment itself and direct transaction costs incurred to acquire the investment. After the initial recognition of the investment at cost, we recognize income and losses from our investment by adjusting upward or downward the balance of our equity method investment on our consolidated balance sheet with such adjustments, if any, flowing through earnings (loss) from equity method investment on our consolidated statement of operations, in all cases adjusted to reflect amortization of basis differences, if any, and the elimination of intercompany gains and losses, if any. Cash distributions received from equity method investees are recorded as reductions to the investment balance and classified in the statement of cash flows using the cumulative earnings approach.

Equity method investments are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the investment might not be recoverable. These circumstances can include, but are not limited to evidence that we do not have the ability to recover the carrying amount, the inability of the investee to sustain earnings, a current fair value of the investment that is less than the carrying amount, and other investors ceasing to provide support or reducing their financial commitment to the investee. If the fair value of the investment is less than the carrying amount, and the investment will not recover in the near term, an other-than-temporary impairment may exist. We recognize a loss in value of an investment deemed other-than-temporary in the period the conclusion is made.

When we do not expect financial information of our equity method partner companies to be consistently available on a timely basis, the Company reports its share of the income or loss of the equity method investment on a one-quarter lag.

For more information on equity method investments, see Note 9.

Leases — The Company adopted ASC 842, Leases, on January 1, 2019. The Company leases certain real estate for its office premises that are classified as operating leases. We assess whether an arrangement is a lease at inception. Leases with an initial term of twelve months or less are not recorded in the balance sheet. We have elected the practical expedient to not separate lease and non-lease components for all assets. Operating lease assets and operating lease liabilities are calculated based on the present value of the future minimum lease payments over the lease term at the lease start date. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease start date in determining the present value of future payments. The operating lease asset is increased by any lease payments made at or before the lease start date and reduced by lease incentives and initial direct costs incurred. The lease term includes options to renew or terminate the lease when it is reasonably certain that we will exercise that option. The exercise of lease renewal options is at our sole discretion. The depreciable life of lease assets and leasehold improvements are limited by the lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation — The Company measures and recognizes compensation expense for all stock-based payments at fair value on the grant date over the requisite service period. We use the Black-Scholes option pricing model to determine the fair value of stock options and stock appreciation rights. For restricted stock grants (including restricted stock units), fair value is determined as of the closing price of our common stock on the date of grant. Stock-based compensation expense is recorded in general and administrative expenses based on the classification of the employee or vendor. The determination of fair value of stock-based payment awards on the date of grant is affected by our stock price and a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards and the expected duration of the awards. We account for the effects of forfeitures as they occur.

The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at grant date. Volatility is based on the standard deviation of the average continuously compounded rate of return of five selected companies.

Deferred Financing and Issuance Costs — Loans advanced to us under our second amended and restated senior credit facility with LNV Corporation, as described in Note 11, are reported net of financing costs, including issuance costs, sales commissions and other direct expenses, which are amortized using the straight-line method over the term of the facility. The L Bonds, as described in Note 12, are reported net of financing costs, which are amortized using the effective interest method over the term of those borrowings. Selling and issuance costs of Redeemable Preferred Stock (“RPS”) and Series 2 Redeemable Preferred Stock (“RPS 2”), described in Note 15, are netted against additional paid-in capital, until depleted, and then against the outstanding balance of the preferred stock. The offerings of our RPS and RPS 2 closed in March 2017 and April 2018, respectively. There were no issuance costs associated with the August 2018 issuance of the Series B Convertible Preferred Stock, described in Note 15.

Business Combinations — The Company includes the results of operations of the businesses that it acquires from the acquisition date. In allocating the purchase price of a business combination, in accordance with ASC 805, Business Combinations, the Company records all assets acquired and liabilities assumed at fair value, and the fair value of any noncontrolling interests, with the excess of the purchase price over the aggregate fair values recorded as goodwill. ASC Topic 820, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed, such excess is allocated to goodwill. The Company determines the estimated fair values after review and consideration of relevant information, including discounted cash flows, quoted market prices and estimates made by management. The fair value assigned to identifiable intangible assets acquired is based on estimates and assumptions made by management at the time of the acquisition. The Company adjusts the preliminary purchase price allocation, as necessary, during the measurement period of up to one year after the acquisition closing date as it obtains more information as to facts and circumstances existing as of the acquisition date. Acquisition-related costs are recognized separately from the business combination and are expensed as incurred.

Goodwill and Other Intangibles — Preliminary goodwill of $2.4 billion and intangible assets of $3.4 million were recognized as a result of the business combination related to the Investment and Exchange Agreements on December 31, 2019 (see Note 5). Intangible assets are included in other assets in the Company’s consolidated balance sheet. The Company accounts for goodwill and intangible assets in accordance with ASC Topic 350, Intangibles – Goodwill and Other. The amount of goodwill initially recorded is based on the fair value of the acquired entity at the time of acquisition. Management performs goodwill and intangible asset impairment testing annually, during the fourth quarter, or when events occur, or circumstances change that would more likely than not indicate impairment has occurred. Goodwill impairment exists when the carrying value of goodwill exceeds its implied fair value. Intangible assets include an insurance license and a non-compete agreement. Finite-lived intangibles are stated at cost less accumulated amortization. Amortization is recorded using the straight-line method, which approximates the expected pattern of economic benefit, over the estimated lives of the assets. The insurance license intangible has an indefinite life and is evaluated for impairment annually. The non-compete agreement is amortized over its estimated useful life of four years and is evaluated for impairment when indicators of impairment are present as outlined in the subsequent paragraph.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company reviews the carrying value of its finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. Factors that would require an impairment assessment include, among other things, a significant change in the extent or manner in which an asset is used, a continual decline in the Company’s operating performance, or as a result of fundamental changes in a subsidiary’s business condition.

Income Taxes — The Company is a corporation for tax purposes. Certain of the Company’s subsidiaries operate in the U.S. as partnerships for U.S. federal income tax purposes. In addition, certain of the wholly-owned subsidiaries of the Company will be subject to federal, state, and local corporate income taxes at the entity level and the related tax provision attributable to the Company’s share of this income tax is reflected in the consolidated financial statements. Income taxes are accounted for using the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis, using tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current and deferred tax liabilities, if any, are recorded within accounts payable and accrued expenses and other liabilities in the consolidated balance sheets. The Company analyzes its tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. The Company records uncertain tax positions on the basis of a two-step process: (a) determination is made whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position, and (b) those tax positions that meet the more likely than not threshold are recognized as the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes accrued interest and penalties related to uncertain tax positions in other expenses within the consolidated statements of operations.

Earnings (Loss) per Common Share — Basic earnings (loss) per share attributable to common shareholders are calculated using the weighted-average number of shares outstanding during the reported period. Diluted earnings (loss) per share are calculated based on the potential dilutive impact of our RPS, RPS 2, restricted stock units, warrants (if applicable) and stock options.

Net earnings, less any preferred dividends accumulated for the period (whether or not declared), is allocated to common stock. Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period.

Diluted earnings per common share is computed in a similar manner, except that first the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares were issued using the treasury stock method in the case of restricted stock units, warrants and options, or the if-converted method in the case of RPS and RPS 2. During 2019 and 2018, RPS, RPS2, restricted stock units and stock options were the potentially dilutive non-participating instruments issued by the Company.

Accounting Policies of Recently Consolidated Subsidiaries — As discussed in Note 5, as a result of the Company acquiring the right to appoint a majority of the board of directors of Beneficient Management, the general partner of Ben LP, on December 31, 2019, Beneficient became a consolidated subsidiary of GWG Holdings. The Company reviewed the accounting policies of Beneficient and conformed those of Beneficient with those of the Company. For those accounting policies utilized by Beneficient that were not applicable to GWG prior to the consolidation of Beneficient, the Company adopted those accounting policies as of December 31, 2019. Additionally, Beneficient’s balance sheet was remeasured to fair value on that date in accordance with our business combination accounting policy described above. A description of each of the most pertinent accounting policies applicable to Beneficient is included below. This list is not exhaustive.

Loan Receivables

Loan receivables are carried at the principal amount outstanding, plus interest paid-in-kind. The loans do not have scheduled principal or interest payments due prior to their maturity date, which is generally 12 years from the date of origination. Prepayment of the loans, in whole or in part, is permitted without premium or penalty. Loans bear contractual interest at the greater of 14% or 1-month LIBOR plus 10% compounded daily. The primary source of repayment for the loans and related fees is cash flows from the alternative assets collateralizing the loans. Interest income on loans is accrued on the principal amount outstanding and interest compounds on a daily basis.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowances for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses in the portfolio. Management’s determination of the allowance is based upon an evaluation of the loan portfolio, impaired loans, economic conditions, volume, growth and composition of the collateral to the loan portfolio, and other risks inherent in the portfolio. Management applies risk factors to categories of loans and individually reviews all impaired loans above a de minimis threshold. Management relies heavily on statistical analysis, current net asset value (“NAV”) and distribution performance of the underlying alternative asset collateral and industry trends related to alternative asset investments to estimate losses. Management evaluates the adequacy of the allowance by reviewing relevant internal and external factors that affect credit quality. As the collateral is the sole source of repayment of the loans and related interest, these loans are considered to be collateral dependent. Any charge-offs are recognized in the period in which they arise for the collateral dependent loans (i.e., impaired collateral dependent loans are written down to their estimated net realizable value based on disposition value).

Fees Receivable

Fees receivable represent balances arising from services provided to clients and are recorded on an accrual basis. Fees receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on our estimate of the ability of the collateral to satisfy the amounts due. Most of the fees receivable consist of unpaid upfront fees and trust service fees that will be paid from the cash flows from the client’s alternative asset based on an allocation of those cash flows as prescribed in the associated trust agreement. Upfront fees and trust service fees are required to be paid first from the cash flows from the client’s alternative asset and thus, we believe that the amounts are fully collectible. Accordingly, our consolidated financial statements do not include an allowance for bad debt nor any bad debt expense.

Noncontrolling interests – Redeemable and Non-redeemable

Noncontrolling interests represent the portion of certain consolidated subsidiaries’ limited partnership interests that are held by third parties. Amounts are adjusted by the noncontrolling interest holder’s proportionate share of the subsidiaries’ or VIEs’ earnings or losses each period and for any distributions that are paid.

Noncontrolling interests are reported as a component of equity unless the noncontrolling interest is considered redeemable, in which case the noncontrolling interest is recorded between liabilities and equity (mezzanine or temporary equity) in the Company’s consolidated balance sheets. The redeemable noncontrolling interest is adjusted at each balance sheet date to its maximum redemption value if the amount is greater than the carrying value. Changes in the Company’s redeemable noncontrolling interests are presented in the consolidated statements of changes in stockholders’ equity.

Noncontrolling interests include holders, which consist of “Related Entities”, an entity affiliated with a related party, and third parties, of Class S Ordinary Units issued by BCH. “Related Entities” are defined as certain trusts and those entities held by such trusts that are controlled by Beneficient’s founder and in which Beneficient’s founder and his family members are also among classes of economic beneficiaries whether or not Beneficient’s founder is entitled to economic distributions from such trusts. Beneficient’s founder is also chairman of the board of directors of GWG Holdings.

Redeemable noncontrolling interests are held by holders, which consist of a Related Entity, an entity affiliated with a related party, and a third-party entity, of Preferred Series A Subclass 1 Unit Accounts issued by BCH.

Upfront Fees

Non-refundable upfront fees are earned for setting up and providing the client access to the EXAlt PlanTM. These activities do not transfer a separate promised service and therefore, represent advanced payments for trust administration services. Upfront fees are billed at the origination of the liquidity transaction and are based on a percentage of NAV plus any unfunded capital commitments. Payment of the fees occurs in the first step of the waterfall distribution per the LiquidTrust agreement. Upfront fees are deferred upon receipt and recognized ratably over the period of benefit which is generally consistent with estimated expected life of LiquidTrusts (typically 7 to 10 years). Upfront fees are recorded on the consolidated balance sheets as fees receivable with a corresponding amount recorded to deferred revenue. Deferred revenue is subsequently recognized as trust services revenues on the consolidated statements of comprehensive income (loss), ratably over the expected life of the LiquidTrust.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Trust Administration Revenues

Trust administration fees are earned for providing administrative services to trustees for existing liquidity solution clients. The performance obligation under these agreements is satisfied over time as the administration and management services are provided. Fees are recognized monthly based upon the beginning of quarter (in advance) net asset value plus any remaining unfunded loan commitments and the applicable fee rate of the account as outlined in the agreement. Payment frequency is defined in the individual contracts, which primarily stipulate billings on a quarterly basis in advance. Trust administration fee receivables are recorded in the consolidated balance sheets in the fees receivable line item and in trust services revenues on the consolidated statements of comprehensive income (loss).

Reclassification — Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. See Note 3 for an explanation of certain reclassifications we recorded in comparative periods on the guarantor financial statements.

Newly Adopted Accounting Pronouncements — On January 1, 2019, we adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with a term greater than twelve months. We elected to adopt the standard using the modified retrospective method, without restatement of prior periods’ financial information. The impact to the balance sheet on January 1, 2019, was the addition of approximately $0.9 million in right-of-use assets, a reduction to deferred rent of $0.7 million, and a net increase to lease liabilities of $1.6 million for our operating lease. The adoption of the new standard did not materially affect our consolidated statements of operations, consolidated statements of cash flows or consolidated statements of changes in stockholders’ equity. We have entered into additional leases and have consolidated Beneficient’s right-of-use assets and lease liabilities since the adoption of ASU 2016-02 as discussed in Note 21.

ASU 2017-04, Goodwill, (Topic 350) was issued in January 2017. This standard simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the new guidance, goodwill impairment loss will be measured on the basis of the fair value of the reporting unit relative to the reporting unit’s carrying amount rather than on the basis of the implied amount of goodwill relative to the goodwill balance of the reporting unit. ASU 2017-04 is effective for annual periods beginning after December 15, 2019, including interim periods within those periods, for public business entities. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted this ASU on January 1, 2020, and it did not have a material impact on its consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements — In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans. There have been numerous codification improvements and technical corrections issued through subsequent ASUs snice the issuance of ASU No. 2016-13. The standard requires entities to use a new, forward-looking “expected loss” model that is expected to generally result in the earlier recognition of allowances for losses. The guidance is effective for annual periods beginning after December 15, 2022, including interim periods within those years, for smaller reporting companies, as defined by the SEC, but early adoption is permitted. The Company is evaluating the potential impact of this guidance on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The guidance is effective for fiscal years and interim periods beginning after December 15, 2019. Certain of the amendments require prospective application, while the remainder require retrospective application. Early adoption is allowed either for the entire standard or only the provisions that eliminate or modify the requirements. The Company believes that we are currently compliant with this pronouncement but continues to evaluate potential impact of this guidance on our consolidated financial statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Correction of an Immaterial Error

In the consolidated statement of cash flows for the year ended December 31, 2018, we have separated the gross borrowings and repayments on our senior credit facility with LNV Corporation that were previously erroneously reported on a net basis in cash flows from financing activities.

For the year ended December 31, 2018, we previously reported net repayments of senior debt of $64.3 million. We revised the comparative information for the year ended December 31, 2018, to report gross borrowings on senior debt of $12.9 million, and gross repayments of senior debt of $77.2 million, in the consolidated statements of cash flows. This revision had no effect on the total cash flows from financing activities.

(4) Restrictions on Cash

Under the terms of our second amended and restated senior credit facility with LNV Corporation (discussed in Note 11), we are required to maintain collection and payment accounts that are used to collect policy benefits from pledged policies, pay annual policy premiums, interest and other charges under the facility, distribute funds to pay down the facility, and distribute excess funds to the borrower (GWG DLP Funding IV, LLC).

The agents for the lender authorize the disbursements from these accounts. At December 31, 2019 and 2018, there was a balance of $20.3 million and $4.2 million, respectively, in these collection and payment accounts.

To fund the Company’s acquisition of life insurance policies, we are required to maintain escrow accounts. Distributions from these accounts are made according to life insurance policy purchase contracts. At December 31, 2019 and 2018, there was a balance of $0 and $6.6 million, respectively, in the Company’s escrow accounts.

(5) Business Combination

Prior to December 31, 2019, the Company owned 41,505,279 common units of Ben LP, for a total limited partnership interest in the common units of Ben LP of approximately 90.2%. This investment was historically accounted for using the equity method (see Note 9). On December 31, 2019, the Company entered into the Investment Agreement and Exchange Agreements described in Note 1.

Pursuant to the Investment Agreement, the Company transferred $79.0 million to Ben LP in return for 666,667 additional common units of Ben LP and a Preferred Series A Subclass 1 Unit Account of BCH, which increased the Company’s ownership in Ben LP common units to approximately 95.5%. Also on December 31, 2019, in a transaction related to the Investment Agreement, GWG Holdings transferred its interest in the Preferred Series A Subclass 1 Unit Account to its wholly owned subsidiary, GWG Life. In connection with the Investment Agreement, the Company obtained the right to appoint a majority of the board of directors of Beneficient Management, the general partner of Ben LP. As a result, the Company obtained control of Ben LP and consolidated Ben LP as of December 31, 2019, under the guidance in ASC 805, Business Combinations.

As a result of the change-of-control, the Company was required to remeasure its existing equity investment at fair value prior to consolidation. At December 31, 2019, the Company’s equity investment in the common units of Ben LP had a carrying value of $368.6 million, prior to the additional investment noted above. The Company estimated the fair value of its investment in Ben LP to be approximately $622.5 million, resulting in the recognition of a gain of $253.9 million during the fourth quarter of 2019. This gain is included in gain on consolidation of equity method investment in the Company’s consolidated statement of operations for the year ended December 31, 2019. This gain was partially offset by the remeasurement to fair value of the Commercial Loan Agreement between GWG Life and Ben and the Option Agreement between GWG Holdings and Ben which resulted in a net loss of $4.2 million. The net gain on consolidation of equity method investment after remeasurement of these preexisting balances was $249.7 million. The Company’s proportionate share of the earnings or losses from Ben LP was recognized in earnings (loss) from equity method investment in our consolidated statement of operations from August 10, 2018 until December 31, 2019 (see Note 9 for further information) and was previously recorded on a one-quarter lag basis. In connection with the consolidation of Beneficient, the Company was required to discontinue the one-quarter lag.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair value measurement of the assets acquired and liabilities assumed as of December 31, 2019 (in thousands):

ASSETS
Loans receivable	$232,344
Fees receivable	29,168
Investment in public equity securities	24,550
Other assets	14,053
Intangible assets	3,449
Total identifiable assets acquired	303,564

LIABILITIES
Other borrowings	153,086
Commercial loan agreement from parent	168,420
Other liabilities and deferred revenue	105,866
Accounts payable and accrued expenses	13,713
Total liabilities assumed	441,085
Net liabilities assumed	(137,521)

NONCONTROLLING INTERESTS
Common Units not owned by GWG Holdings(1)	181,383
Class S Ordinary Units	85,448
Class S Preferred Units	17
Preferred Series A Subclass 1 Unit Accounts	1,269,654
Total noncontrolling interests	1,536,502

ACQUISITION CONSIDERATION
Cash, less cash acquired	61,479
Fair value of preexisting investment in Common Units(2)	622,503
Fair value of noncontrolling interest	1,536,502
Total estimated consideration	2,220,484
Less: Net liabilities assumed	(137,521)
Resulting preliminary goodwill	2,358,005

(1)	Calculated as 1,974,677 Common Units not owned by GWG Holdings at December 31, 2019, multiplied by the $15.00 per unit derived from the enterprise valuation of Beneficient. Also includes $151.8 million of share-based payment awards that were granted by Beneficient prior to the change in control but were not replaced by awards of GWG Holdings upon the change in control. These awards were treated as noncontrolling interests in accordance with ASC 805, Business Combinations.
(2)	Calculated as 41,505,279 Common Units owned by GWG Holdings prior to the change in control multiplied by the $15.00 per unit derived from the enterprise valuation of Beneficient, with a nominal rounding adjustment.

Methods Used to Determine Equity Value and to Fair Value Assets and Liabilities

The following is a description of the valuation methodologies used to estimate the fair value of equity and the fair values of major categories of assets acquired and liabilities assumed. In many cases, determining the fair value of equity and the acquired assets and assumed liabilities required management to estimate cash flows expected from those assets and liabilities and to discount those cash flows at appropriate rates of interest. This required the utilization of significant estimates and management judgment in accounting for the 2019 change-of-control event.

Loan receivables — The loan portfolio was valued based on current guidance that defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Level 3 inputs were utilized to value the loan portfolio and included the use of present value techniques employing cash flow estimates and incorporated assumptions that marketplace participants would use in estimating fair values, specifically market interest rate and general credit fair value assumptions. In instances where reliable market information was not available, management used assumptions in an effort to determine reasonable fair value. There was no carryover related allowance for loan losses.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and cash equivalents and fees receivable — Cash and cash equivalents and fees receivable were valued using their current carrying amounts which approximate fair value.

Investment in public equity securities — The fair value of the investments in public equity securities was determined using quoted market prices. As these were investments by Beneficient in the common stock of GWG, these amounts were eliminated in consolidation and treated as treasury stock as of December 31, 2019.

Other assets — Other assets include miscellaneous receivables that were valued using the current carrying amount as that amount approximates fair value due to the relatively short time between their origination date and the fair value date. Miscellaneous intercompany receivables were eliminated in consolidation.

Intangible assets — Intangible assets include an insurance license and a non-compete agreement. Both assets were valued using their current carrying amount which approximates fair value. The insurance license was valued at $3.1 million and the non-compete agreement was valued at $0.3 million.

Other borrowings and commercial loan agreement from parent — The measurement of the fair value of other borrowings and commercial loan agreement from parent was based on market prices that generally are observable for similar liabilities at commonly quoted intervals and is considered a Level 2 fair value measurement. The Commercial Loan Agreement between Beneficient and GWG Life was eliminated in consolidation as of December 31, 2019.

Other liabilities and deferred revenue — The carrying amounts of other liabilities and deferred revenue approximate their fair value. The Option Agreement between Beneficient and GWG was eliminated in consolidation as of December 31, 2019.

Accounts payable and accrued expenses — Due to their short-term nature, the carrying amounts of accounts payable and accrued expenses approximate the fair value. Miscellaneous intercompany payables were eliminated in consolidation as of December 31, 2019.

Noncontrolling interests — The values for each noncontrolling interest component were calculated after determination of an overall enterprise value for the Company. The enterprise value of the Company was determined using the Option Pricing Model (“OPM”) Backsolve approach under the market method. The OPM Backsolve approach uses a Black-Scholes option pricing model to calculate the implied equity value of the firm. Once an overall equity value was determined, amounts were allocated to the various classes of equity based on the security class preferences. The inputs to the OPM Backsolve approach are the equity value for one component of the capital structure, expected time to exit, the risk-free interest rate and an assumed volatility based on the volatility of similar publicly traded companies. The OPM Backsolve inputs include Level 3 inputs.

The value of the noncontrolling interest includes an amount related to outstanding share-based payment awards that remain outstanding after the change-of-control. For these awards, the portion of the acquisition-date fair value of the share-based payment awards attributable to pre-combination service is recognized in noncontrolling interest as of December 31, 2019.

Goodwill — The resulting excess of the overall enterprise value after deducting the fair values of assets acquired and liabilities assumed is recognized as goodwill. The goodwill recognized is the result of the inherent value associated with the assembled business after all separately identifiable assets acquired and liabilities assumed are deducted from the enterprise value. None of the goodwill is expected to be deductible for income tax purposes. The goodwill is allocated to our Investment in Beneficient reporting unit.

As of December 31, 2019, the accounting for the estimates of equity values, which includes noncontrolling interests, the fair value of loan receivables, and any separately identifiable intangibles was based on the facts and circumstances that existed as of the acquisition date. Should management obtain new information about facts and circumstances that existed at the acquisition date, adjustments to the fair values assigned to these items could occur during the measurement period of one year from the acquisition date. Any such adjustment will result in corresponding adjustments to goodwill.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited pro forma financial information presents the combined results of operations of GWG Holdings as if the acquisition of Ben LP had occurred as of January 1, 2018:

(in thousands, except shares and per share data)	Years ended December 31,
	2019	2018
Total Revenue
Pro forma	$104,989	$89,949
As reported	$92,276	$(390)

Net Income (Loss) Attributable to Common Shareholders
Pro forma	$(218,572)	$(87,808)
As reported	$91,166	$(136,114)

Net Earnings (Loss) per Diluted Common Share
Pro forma	$(6.15)	$(2.67)
As reported	$2.65	$(22.32)

The unaudited pro forma financial information is presented for informational purposes only. It is not necessarily indicative of what our consolidated results of operations actually would have been had the acquisition occurred at the beginning of each year, nor does it attempt to project the future results of operations of the combined company.

The unaudited pro forma financial information above gives effect to the following:

•	Deconsolidation of certain Beneficient trusts included in the EXAlt PlanTM
•	Exclusion of the $249.7 million nonrecurring gain on consolidation of equity method investment
•	Reduction of Beneficient interest expense related to acquisition-date debt principal payments
•	Elimination of intercompany transactions, including the Commercial Loan Agreement and Option Agreement
•	Exclusion of nonrecurring acquisition-related transaction costs

(6) Investment in Life Insurance Policies

Our investments in life insurance policies are valued based on unobservable inputs that are significant to their overall fair value. Changes in the fair value of these policies, net of premiums paid, are recorded in gain (loss) on life insurance policies, net in our consolidated statements of operations. Fair value is determined on a discounted cash flow basis that incorporates life expectancy assumptions generally derived from reports obtained from widely accepted life expectancy providers (other than insured lives covered under small face amount policies — those with $1 million in face value benefits or less — which utilize either a single fully underwritten, or simplified report based on self-reported medical interview), assumptions relating to cost-of-insurance (premium) rates and other assumptions. The discount rate we apply incorporates current information about the discount rates observed in the life insurance secondary market through competitive bidding observations (which have recently declined for us as a result of our decreased purchase activity) and other means, fixed income market interest rates, the estimated credit exposure to the insurance companies that issued the life insurance policies and management’s estimate of the operational risk yield premium a purchaser would require to receive the future cash flows derived from our portfolio as a whole. Management has significant discretion regarding the combination of these and other factors when determining the discount rate. As a result of management’s analysis, a discount rate of 8.25% was applied to our portfolio as of both December 31, 2019 and 2018.

Portfolio Information

Our portfolio of life insurance policies, owned by our subsidiaries as of December 31, 2019 is summarized below:

Life Insurance Portfolio Summary

Total life insurance portfolio face value of policy benefits (in thousands)	$2,020,973
Average face value per policy (in thousands)	$1,756
Average face value per insured life (in thousands)	$1,883
Average age of insured (years)*	82.4
Average life expectancy estimate (years)*	7.2
Total number of policies	1,151
Number of unique lives	1,073
Demographics	74% Male; 26% Female
Number of smokers	48
Largest policy as % of total portfolio face value	0.7%
Average policy as % of total portfolio face value	0.1%
Average annual premium as % of face value	3.3%

(*)	Averages presented in the table are weighted averages by face amount of policy benefits.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of our policies organized according to their estimated life expectancy dates, grouped by year, as of the reporting date, is as follows:

	As of December 31, 2019			As of December 31, 2018
Years Ending December 31,	Number of Policies	Estimated Fair Value (in thousands)	Face Value (in thousands)	Number of Policies	Estimated Fair Value (in thousands)	Face Value (in thousands)
2019	—	$—	$—	9	$6,380	$7,305
2020	8	5,869	6,342	41	46,338	59,939
2021	55	62,061	79,879	81	68,836	108,191
2022	90	89,074	138,723	104	97,231	177,980
2023	128	123,352	222,369	109	93,196	185,575
2024	109	103,111	217,053	107	84,150	211,241
2025	113	74,223	171,961	124	77,718	210,781
Thereafter	648	338,349	1,184,646	579	274,074	1,086,980
Totals	1,151	$796,039	$2,020,973	1,154	$747,923	$2,047,992

We recognized life insurance benefits of $125.1 million and $71.1 million during the years ended December 31, 2019 and 2018, respectively, related to policies with a carrying value of $33.2 million and $20.8 million, respectively, and as a result recorded realized gains of $91.9 million and $50.3 million.

A reconciliation of gain (loss) on life insurance policies is as follows (in thousands):

	Years Ended December 31,
	2019	2018
Change in estimated probabilistic cash flows(1)	$67,186	$75,444
Unrealized gain on acquisitions(2)	6,921	28,017
Premiums and other annual fees	(65,577)	(54,087)
Change in discount rates(3)	—	—
Change in life expectancy evaluation(4)	(2,332)	(4,890)
Change in life expectancy evaluation methodology(5)	—	(87,100)
Face value of matured policies	125,148	71,090
Fair value of matured policies	(56,026)	(42,579)
Gain (loss) on life insurance policies, net	$75,320	$(14,105)

(1)	Change in fair value of expected future cash flows relating to our investment in life insurance policies that are not specifically attributable to changes in life expectancy, discount rate changes or policy maturity events.
(2)	Gain resulting from fair value in excess of the purchase price for life insurance policies acquired during the reporting period.
(3)	The discount rate applied to estimate the fair value of the portfolio of life insurance policies we own was 8.25% at December 31, 2019 and 2018.
(4)	The change in fair value due to updating life expectancy estimates on certain life insurance policies in our portfolio.
(5)	The change in fair value due to the adoption of the Longest Life Expectancy methodology on life policies in our portfolio, partially offset by the impact of a decrease in the discount rate associated thereto.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated premium payments and servicing fees required to maintain our current portfolio of life insurance policies in force for the next five years, assuming no mortalities (in thousands), are as follows:

Years Ending December 31,	Premiums	Servicing	Total
2020	$67,455	$1,674	$69,129
2021	84,712	1,674	86,386
2022	97,757	1,674	99,431
2023	110,156	1,674	111,830
2024	120,077	1,674	121,751
	$480,157	$8,370	$488,527

Management anticipates funding the majority of the premium payments and servicing fees estimated above from cash flows realized from life insurance policy benefits, and to the extent necessary, with additional borrowing capacity created as the premiums and servicing costs of pledged life insurance policies become due, under the second amended and restated senior credit facility with LNV Corporation as described in Note 11. Management anticipates funding premiums and servicing costs of non-pledged life insurance policies with cash flows realized from life insurance policy benefits from our portfolio of life insurance policies and net proceeds from our offering of L Bonds. The proceeds of these capital sources may also be used for; additional investments in Beneficient; the purchase, policy premiums and servicing costs of additional life insurance policies; working capital; and financing expenditures including paying principal, interest and dividends.

(7) Fair Value Definition and Hierarchy

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

ASC 820 maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring the use of observable inputs whenever available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from third-party sources. Unobservable inputs are inputs that reflect assumptions about how market participants price an asset or liability based on the best available information. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date (a non-distressed transaction in which neither seller nor buyer is compelled to engage in the transaction). A sale of the portfolio or a portion of the portfolio in an other than orderly transaction would likely occur at less than the fair value of the respective life insurance policies.

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

The following table reconciles the beginning and ending fair value of our Level 3 investments in our portfolio of life insurance policies (in thousands):

	Years Ended December 31,
	2019	2018
Beginning balance	$747,922	$650,527
Purchases	32,367	128,502
Maturities (initial cost basis)	(33,265)	(20,763)
Net change in fair value	49,015	(10,344)
Ending balance	$796,039	$747,922

Historically, for life insurance policies with face amounts greater than $1 million and that are not pledged as collateral under our second amended and restated senior credit facility with LNV Corporation (approximately 14.6% of our portfolio by face amount of policy benefits), we attempted to obtain updated life expectancy reports on a continuous rotating three year cycle. For life insurance policies that are pledged under our second amended and restated senior credit facility with LNV Corporation (approximately 77.3% of our portfolio by face amount of policy benefits as of December 31, 2019), prior to entering into the second amended and restated senior credit facility with LNV Corporation on November 1, 2019, we were required to update the life expectancy estimates every two years beginning from the closing date of the second amended and restated senior credit facility with LNV Corporation. Under the second amended and restated senior credit facility with LNV Corporation, we are required to update the life expectancy estimates for all life insurance policies that are pledged no later than December 18, 2020, and obtain updated life expectancy updates no less frequently than once every five years. For the remaining small face insurance policies (i.e., a policy with $1 million in face value benefits or less), we employ other methods and timeframes to update life expectancy estimates.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the fourth quarter of 2018, we adopted the Longest Life Expectancy portfolio valuation methodology. Under our Longest Life Expectancy methodology, we: i) utilize life expectancy reports from third-party life expectancy providers for the pricing of all life insurance policies; ii) apply a stable valuation methodology driven by the experience of our life insurance portfolio, which is re-evaluated if experience deviates by a specified margin; and iii) use relevant market observations that can be validated and mapped to the discount rate used to value the life insurance portfolio.

With the adoption of the Longest Life Expectancy method, we discontinued the practice of obtaining updated life expectancy reports (or updating specific life expectancies in any manner) except as required by lenders to comply with existing and future covenants within credit facilities. This change was accounted for as a change in accounting estimate and affected the year ended December 31, 2019 and will affect all periods thereafter. To the extent such updated life expectancy reports are available, we do not expect to incorporate these life expectancy reports into our revised valuation methodology; however, we will monitor this data to determine over time if there exists any additive predictive value in relation to the basis of its mortality projections.

The following table summarizes the inputs utilized in estimating the fair value of our portfolio of life insurance policies:

	As of December 31, 2019	As of December 31, 2018
Weighted-average age of insured, years*	82.4	82.1
Age of insured range, years	62-101	61-100
Weighted-average life expectancy, months*	86.2	93.2
Life expectancy range, months	0-240	1-251
Average face amount per policy (in thousands)	$1,756	$1,775
Discount rate	8.25%	8.25%

(*)	Weighted-average by face amount of policy benefits

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

Change in Fair Value of the Investment in Life Insurance Policies (in thousands)

	Change in Life Expectancy Estimates
	minus 8 months	minus 4 months	plus 4 months	plus 8 months
December 31, 2019	$113,812	$57,753	$(55,905)	$(111,340)
December 31, 2018	$113,410	$57,611	$(55,470)	$(110,473)

	Change in Discount Rate
	minus 2%	minus 1%	plus 1%	plus 2%
December 31, 2019	$91,890	$43,713	$(39,790)	$(76,118)
December 31, 2018	$95,747	$45,440	$(41,179)	$(78,615)

Other Fair Value Considerations

The carrying value of policy benefit receivables, prepaid expenses, accounts payable and accrued expenses approximate fair value due to their short-term maturities and low credit risk. Using the income-based valuation approach, the estimated fair value of our L Bonds and Seller Trust L Bonds, largely containing the same terms, was approximately $1.4 billion and $1.0 billion as of December 31, 2019 and 2018, respectively, based on a weighted-average market interest rate of 6.34% and 7.11%, respectively.

The Commercial Loan receivable from Ben LP has a below-market interest rate of 5.0% per year; provided that the accrued interest from the date of the Initial Transfer to the Final Closing Date of the Exchange Transaction was added to the principal balance of the Commercial Loan. From and after the Final Closing Date, one-half of the interest, or 2.5% per year, is due and payable monthly in cash, and (ii) one-half of the interest, or 2.5% per year, accrues and compounds annually on each anniversary date of the Final Closing Date and becomes due and payable in full in cash on the maturity date. Utilizing an implied yield of 6.75%, we estimated the fair value of the Commercial Loan to be approximately $183.1 million as of December 31, 2018 based on a market yield analysis for similar instruments with similar credit profiles. As previously discussed, the Commercial Loan was eliminated in consolidation on December 31, 2019.

The Promissory Note receivable from the LiquidTrusts (see Note 8) earns interest at 7.0% per year, payable upon maturity in 2023. Utilizing an implied yield of 10.0%, we estimate the fair value of the Promissory Note to be approximately $59.6 million as of December 31, 2019 based on a market yield analysis for similar instruments with similar credit profiles. The Promissory Note had a carrying value of $67.2 million as of December 31, 2019.

Beneficient also has assets and liabilities measured at fair value on a non-recurring basis including loan receivables, fees receivable and other borrowings. As of December 31, 2019, all of the Beneficient’s assets and liabilities were recorded at fair value in the consolidated balance sheet due to the application of pushdown accounting as described in Note 5.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying value of the second amended and restated senior credit facility with LNV Corporation reflects interest charged at 12-month LIBOR plus an applicable margin. The margin represents our credit risk, and the strength of the portfolio of life insurance policies collateralizing the debt. The overall rate reflects the current interest rate market, and the carrying value of the facility approximates fair value.

GWG MCA Capital, Inc. (“GWG MCA”) participated in the merchant cash advance industry by directly advancing sums to merchants and lending money, on a secured basis, to companies that advance sums to merchants. Each quarter, we review the carrying value of these cash advances, determine if an impairment exists and establish or adjust an allowance for loan loss as necessary. At December 31, 2019, one of our secured cash advances was impaired. Specifically, the secured loan to Nulook Capital LLC had an outstanding balance of $1.9 million and an allowance for loan loss of $1.9 million at December 31, 2019. We deem fair value to be the estimated collectible value on each loan or advance made from GWG MCA. Secured merchant cash advances, net of allowance for loan loss, of $0.3 and $0.5 million are included within other assets in our consolidated balance sheets as of December 31, 2019 and December 31, 2018, respectively. Where we estimate the collectible amount to be less than the outstanding balance, we record an allowance for the difference. Provision for merchant cash advances are recorded within other expenses on our consolidated statements of operations (see Note 17). GWG MCA no longer participates in the merchant cash advance industry.

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

(8) Financing Receivables from Affiliates

Commercial Loan-Ben LP

On August 10, 2018, in connection with the Initial Transfer of the Exchange Transaction, GWG Life, as lender, and Ben LP, as borrower, entered into the Commercial Loan Agreement. On December 28, 2018, the Final Closing Date of the Exchange Transaction, the agreement was amended to adjust the principal to $192.5 million. The principal amount under the Commercial Loan is due on August 9, 2023, but is extendable for two five-year terms under certain circumstances. Repayment of the Commercial Loan is subordinated in right of payment to other Beneficient obligations. Ben LP’s obligations under the Commercial Loan Agreement are unsecured.

In accordance with the Supplemental Indenture governing the issuance of the Seller Trust L Bonds, upon a redemption event or at the maturity date of the Seller Trust L Bonds, the Company, at its option, may use the outstanding principal amount of the Commercial Loan, and accrued and unpaid interest thereon, as repayment consideration of the Seller Trust L Bonds (see Note 13).

On December 31, 2019, the Commercial Loan was eliminated as an intercompany balance as a result of the consolidation of Beneficient.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Promissory Note-LiquidTrusts

On May 31, 2019, GWG Life entered into a Promissory Note (the “Promissory Note”), made by Jeffrey S. Hinkle and Dr. John A. Stahl, not in their individual capacity but solely as trustees of The LT-1 LiquidTrust, The LT-2 LiquidTrust, The LT-5 LiquidTrust, The LT-7 LiquidTrust, The LT-8 LiquidTrust and The LT-9 LiquidTrust (collectively, the “LiquidTrust Borrowers”) in the principal amount of $65.0 million. Pursuant to the terms of the Promissory Note, GWG Life funded a term loan to the LiquidTrust Borrowers in an aggregate principal amount of $65.0 million (the “Loan”), which Loan was funded in two installments as described below. The Loan was made pursuant to GWG’s strategy to further diversify into alternative assets (beyond life insurance) and ancillary businesses and was intended to better position Beneficient’s balance sheet, working capital and liquidity profile to satisfy anticipated Texas Department of Banking regulatory requirements.

The LiquidTrust Borrowers are common law trusts established as part of alternative asset financings extended by a subsidiary of Ben LP, of which the Company owns approximately 95% of the issued and outstanding common units of Ben LP (although, on a fully diluted basis, our ownership interest in common units of Ben LP would be reduced significantly below a majority of those issued and outstanding). Although each Borrower is allocated a portion of the Loan equal to approximately 16.7% of the aggregate outstanding principal of the Loan, the Loan constitutes the joint and several obligations of the LiquidTrust Borrowers.

An initial advance in the principal amount of $50.0 million was funded on June 3, 2019 and, subsequent to satisfaction of certain customary conditions, the second advance in the principal amount of $15.0 million was funded on November 22, 2019. The Loan bears interest at 7.0% per annum, with interest payable at maturity, and matures on June 30, 2023. Subject to the Intercreditor Agreements (as defined below), the Loan can be prepaid at the LiquidTrust Borrowers’ election without premium or penalty.

The Loan is unsecured and is subject to certain covenants (including a restriction on the incurrence of any indebtedness senior to the Loan other than existing senior loan obligations to each of HCLP Nominees, L.L.C. (“HCLP”) and Beneficient Holdings, Inc. (“BHI”, and together with HCLP, the “Senior Lenders”), as lenders) and events of default. At the time Beneficient was consolidated, all existing senior loan obligations were held by HCLP. The Senior Lenders are directly or indirectly associated with one of Beneficient’s founders, who is also Chairman of the Company’s Board of Directors. HCLP is not considered a related party of GWG Holdings or Beneficient.

Intercreditor Agreements

In connection with the Promissory Note, the Company also entered into two intercreditor and subordination agreements: (1) an Intercreditor Agreement between GWG Life and HCLP and (2) an Intercreditor Agreement between GWG Life and BHI (the “Intercreditor Agreements”). Under the Intercreditor Agreements, GWG Life agrees to subordinate the Loan to the secured obligations of Beneficient and its affiliates outstanding to the Senior Lenders (the “Senior Loan Obligations”), agrees to not take any liens to secure the Loan (and to subordinate such liens, if any, to the liens of the Senior Lenders), and agrees not to take enforcement actions under the Promissory Note until such Senior Loan Obligations are paid in full. The Intercreditor Agreements establish various other inter-lender and subordination terms, including, without limitation, with respect to permitted actions by each party, permitted payments, waivers, voting arrangements in bankruptcy, application of certain proceeds and limitations on amendments of the respective loan obligations of the parties. The Senior Lenders have agreed not to extend the maturity of their respective loan obligations beyond June 30, 2023 or increase the outstanding principal of the loans made by the Senior Lenders without the written consent of GWG Life. GWG Life has agreed not to transfer, assign, pledge, grant a security interest in or otherwise dispose of (including, without limitation, pursuant to a foreclosure) the Promissory Note except with the written consent of the Senior Lenders (such consent not to be unreasonably withheld) or to the Company or direct or indirect wholly owned subsidiaries thereof.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes outstanding principal, discount and accrued interest balances of the financing receivables from affiliates (in thousands):

	December 31,
	2019	2018
Commercial Loan
Commercial Loan receivable – principal	$—	$192,508
Discount on Commercial Loan receivable	—	(7,846)
Accrued interest receivable on Commercial Loan	—	107
Balance outstanding on Commercial Loan (1)	—	184,769

Promissory Note
Promissory Note receivable – principal	65,000	—
Accrued interest receivable on Promissory Note	2,153	—
Balance outstanding on Promissory Note	$67,153	$—

(1)	The Commercial Loan was eliminated upon consolidation of Beneficient at December 31, 2019. The outstanding principal and accrued interest at December 31, 2019 was $197.4 million.

(9) Equity Method Investments

The balances of our equity method investments are as follows (in thousands):

	December 31,
	2019	2018
Beneficient Company Group, L.P. (1)	$—	$360,842
InsurTech Holdings, LLC (2)	1,761	—
Total	$1,761	$360,842

(1)	The preexisting equity method investment in Ben was remeasured to fair value, and Ben and its subsidiaries were consolidated on December 31, 2019 (see Note 5).
(2)	On November 11, 2019, GWG Holdings contributed the common stock and membership interests of its previously-wholly owned subsidiaries Life Epigenetics and youSurance to InsurTech Holdings in exchange for a membership interest in InsurTech Holdings. Although GWG Holdings currently owns 100% of the equity of InsurTech Holdings, it does not have a controlling financial interest in InsurTech Holdings because the managing member has substantive participating rights. Therefore, GWG Holdings accounts for its ownership interest in InsurTech Holdings as an equity method investment.

Beneficient Company Group, L.P.

During 2018, we acquired 40.5 million common units of Ben LP for a total limited partnership interest in the common units of Ben LP of approximately 89.9% as of December 31, 2018. On June 12, 2019, we acquired an additional 1,000,000 common units of Ben LP from a third party for a cash investment of $10.0 million. On December 31, 2019, we acquired an additional 666,667 newly-issued common units of Ben LP for a cash investment of $10.0 million. The common units of Ben LP are not publicly traded on a stock exchange.

Prior to December 31, 2019, our investment in the common units of Ben LP was presented in equity method investment on our consolidated balance sheets. Our proportionate share of earnings or losses from our investee was recognized in earnings (loss) from equity method investments in our consolidated statements of operations. We recorded our share of the income or loss of Beneficient through September 30, 2019 on a one-quarter lag.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 31, 2019, we obtained control of Beneficient and consolidated Beneficient as of that date under the guidance in ASC 805, Business Combinations. See Note 5 for further information on the business combination. In connection with the consolidation, we discontinued the one-quarter reporting lag.

Financial information pertaining to Beneficient is summarized in the table below (in thousands):

	Twelve months ended September 30, 2019 (unaudited)	August 10 to September 30, 2018 (unaudited)
Total revenues	$93,921	$18,409
Net income (loss)	(32,133)	8,291
Net earnings (loss) attributable to Ben LP common unitholders	(13,754)	129
GWG portion of net earnings (loss) (1)	(2,460)	18

(1)	Our portion of Beneficient’s net earnings (loss) for the periods noted.

We eliminated the effects of any intercompany transactions in the summarized information presented above. Our historical ownership percentage of our investment in Ben LP common units is as follows:

Date	Percentage of outstanding common units	Reason

August 10, 2018	13.9%	Purchase of units
December 28, 2018	89.9%	Purchase of units
March 31, 2019	88.1%	Change in investee outstanding units
June 12, 2019	90.2%	Purchase of units
December 31, 2019	95.5%	Purchase of units

Insurtech Holdings, LLC

On November 11, 2019, GWG contributed the common stock and membership interests of its wholly owned Life Epigenetics and youSurance subsidiaries (“Insurtech Subsidiaries”) to a legal entity, InsurTech Holdings, LLC (“InsurTech Holdings”) in exchange for a membership interest in InsurTech Holdings. Although we currently own 100% of InsurTech Holdings’ equity, we do not have a controlling financial interest in InsurTech Holdings because the managing member has substantive participating rights. Therefore, we account for our ownership interest in InsurTech Holdings as an equity method investment.

The transaction resulted in a loss of control of the Insurtech Subsidiaries and, as a result, we deconsolidated the subsidiaries and recorded an equity method investment balance during the fourth quarter of 2019. The loss of control required us to measure the equity investment at fair value. We determined the fair value of our investment in InsurTech approximated the carrying value of $3.4 million which was primarily comprised of cash and fixed assets contributed to the entity during the fourth quarter of 2019. We recognized a loss on equity method investment of $1.6 million during the fourth quarter of 2019, resulting in an ending balance of $1.8 million as of December 31, 2019.

In accordance with the operating agreement of InsurTech Holdings, GWG contributed $2.1 million in cash to InsurTech Holdings during the fourth quarter of 2019 and is committed to contribute an additional $17.9 million to the entity over the next two years.

Our investment in the membership interest of InsurTech Holdings is presented in equity method investment in our consolidated balance sheets. Our proportionate share of earnings or losses from our investee is recognized in earnings (loss) from equity method investments in our consolidated statements of operations.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Variable Interest Entities

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

Prior to December 31, 2019, we determined that Beneficient is a VIE, but that we were not the primary beneficiary of the investment. GWG did not have the power to direct any activities of Beneficient, or any of its related parties, that most significantly impacted Beneficient’s economic performance. GWG had no board representation at Ben LP or at its general partner. The general partner is exclusively assigned all management powers over the business and affairs of Beneficient, and the limited partners did not have the ability to remove the general partner. Therefore, we did not consolidate the results of Beneficient in our consolidated financial statements through September 30, 2019. The Company’s exposure to risk of loss in Beneficient was generally limited to its investment in the common units of Ben LP, its financing receivable from Beneficient and its equity security investment in the Option Agreement to purchase additional common units of Ben LP. Effective December 31, 2019, GWG acquired the ability to appoint a majority of the board of directors of the general partner of Ben LP. As a result, we became the primary beneficiary of Ben LP on December 31, 2019 and consolidated the balance sheet of Beneficient on that date.

We determined that the LiquidTrust Borrowers are VIEs, but that we are not the primary beneficiary of the variable interests. We do not have the power to direct any activities of the LiquidTrust Borrowers that most significantly impact the Borrower’s economic performance. The Company’s exposure to risk of loss in the LiquidTrust Borrowers is limited to its financing receivable from the LiquidTrust Borrowers.

We determined that Insurtech is a VIE, but that we are not the primary beneficiary of the variable interests. We do not have the power to direct any activities of Insurtech that most significantly impact its economic performance. The Company’s exposure to risk of loss in Insurtech is limited to its equity method investment in the limited partnership units of Insurtech Holdings, LLC and its remaining unfunded capital commitments.

The Company also determined that certain trusts included within the EXAltTM Plans used in connection with Beneficient’s operations are VIEs but that neither GWG nor Beneficient are the primary beneficiary of the trusts. The Company does not have both the power to direct the trust’s most significant activities and the obligation to absorb losses or right to receive benefits that could potentially be significant to the trusts. The Company’s investments in the trusts are carried in loans receivable in the consolidated balance sheet. The Company’s exposure to risk of loss was determined as the amortized cost of the loans to the trusts, any earned but unpaid fees or expenses plus any remaining potential contributions for unfunded capital commitments and cash reserve commitments.

The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs (in thousands):

	December 31, 2019		December 31, 2018
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
Loan receivables	$232,344	$335,255	$—	$—
Financing receivables from affiliates	67,153	67,153	184,769	184,769
Equity method investments	1,761	19,661	360,842	360,842
Other asset	—	—	38,562	38,562
Accounts payable and accrued expenses	(2,515)	—	—	—
Total	$298,743	$422,069	$584,173	$584,173

(11) Senior Credit Facility with LNV Corporation

On September 27, 2017, we entered into an amended and restated senior credit facility with LNV Corporation as lender through our subsidiary GWG DLP Funding IV, LLC (“DLP IV”). The amended and restated senior credit facility makes available a total of up to $300.0 million in credit with a maturity date of September 27, 2029. Additional advances are available under the second amended and restated senior credit facility at the LIBOR rate as herein defined. Advances are available as the result of additional borrowing base capacity, created as the premiums and servicing costs of pledged life insurance policies become due. Interest will accrue on amounts borrowed under the second amended and restated senior credit facility at an annual interest rate, determined as of each date of borrowing or quarterly if there is no borrowing, equal to (a) 12-month LIBOR plus (b) 7.50% per annum.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 1, 2019, DLP IV entered into a second amended and restated senior credit facility with LNV Corporation, as lender, and CLMG Corp., as the administrative agent on behalf of the lenders under the agreement (the “Second Amended and Restated Agreement”), which replaced the amended and restated senior credit facility dated September 27, 2017 that previously governed the DLP IV’s senior credit facility. The second amended and restated senior credit facility with LV Corporation makes available a total of up to $300.0 million in credit to DLP IV with a maturity date of September 27, 2029. Subject to available borrowing base capacity, additional advances are available under the second amended and restated senior credit facility at the LIBOR rate described below. Such advances are available to pay the premiums and servicing costs of pledged life insurance policies as such amounts become due. Interest will accrue on amounts borrowed under the second amended and restated senior credit facility at an annual interest rate, determined as of each date of borrowing or quarterly if there is no borrowing, equal to (a) 12-month LIBOR, plus (b) 7.50% per annum. The effective rate at December 31, 2019 was 9.54%. Interest payments are made on a quarterly basis.

Under the second amended and restated senior credit facility, DLP IV has granted the administrative agent, for the benefit of the lenders under the agreement, a security interest in all of DLP IV’s assets.

In conjunction with entering into the second amended and restated senior credit facility, DLP IV pledged life insurance policies having an aggregate face value of approximately $298.3 million as additional collateral and received an advance of approximately $37.1 million (inclusive of certain fees and expenses incurred in connection with the negotiation and entry into the second amended and restated senior credit facility). The second amended and restated senior credit facility has certain financial and nonfinancial covenants, and we were in compliance with these covenants at December 31, 2019 and as of the date of this filing.

As of December 31, 2019, approximately 77.3% of the total face value of our life insurance policies portfolio is pledged to LNV Corporation. The amount outstanding under this facility was $184.6 million and $158.2 million at December 31, 2019 and 2018, respectively. Obligations under the second amended and restated senior credit facility are secured by a security interest in DLP IV’s assets, for the benefit of the lenders, through an arrangement under which Wells Fargo Bank, N.A. serves as securities intermediary. The life insurance policies owned by DLP IV do not serve as direct collateral for the obligations of GWG Holdings under the L Bonds and Seller Trust L Bonds. The difference between the amount outstanding and the carrying amount on our consolidated balance sheets is due to netting of unamortized debt issuance costs.

(12) L Bonds

We began publicly offering and selling L Bonds in January 2012 under the name “Renewable Secured Debentures”. These debt securities were re-named “L Bonds” in January 2015. L Bonds were publicly offered and sold on a continuous basis under a registration statement permitting us to sell up to $1.0 billion in principal amount of L Bonds through January 2018. On December 1, 2017, an additional public offering was declared effective permitting us to sell up to $1.0 billion in principal amount of L Bonds on a continuous basis until December 2020. This offering is a follow-on to the previous L Bond offering and contains the same terms and features. We are party to an indenture governing the L Bonds dated October 19, 2011, as amended (“Indenture”), under which GWG Holdings is obligor, GWG Life is guarantor, and Bank of Utah serves as indenture trustee.

Effective December 31, 2019, we entered into Amendment No. 2 to the indenture to define the debt coverage ratio as the ratio, expressed as percentage, of (A) the aggregate sum of all indebtedness (other than Excluded Indebtedness as described below) of GWG Holdings and its direct and indirect subsidiaries (including the securities issued under the indenture, but excluding any indebtedness of Ben LP and its direct and indirect subsidiaries) as reflected on GWG Holdings’ most recent consolidated balance sheet prepared in accordance with GAAP over (B) the sum of (i) net present asset value of life insurance policies owned by GWG Holdings and its direct or indirect subsidiaries or affiliates, but excluding life insurance policies held by Ben LP and its direct and indirect subsidiaries and controlled affiliates, plus (ii) all cash (and cash equivalents) held by GWG Holdings and its direct or indirect Subsidiaries or subsidiaries or affiliates, but excluding the cash (and cash equivalents) held by Ben LP and its direct and indirect subsidiaries, plus (iii) the original cost basis in GWG Holdings’ investment in common units or other securities of Ben LP, plus (iv) the outstanding principal amount of any outstanding loans made under a commercial loan agreement with GWG Life, as lender, plus (v) the cost basis of assets contributed to GWG Holdings or any direct or indirect subsidiary of GWG Holdings in connection with a Repurchase Transaction, plus (vi) without duplication, the value of all other assets of GWG Holdings and its direct and indirect subsidiaries or affiliates (but excluding the value of assets of Ben LP and its direct and indirect subsidiaries) as reflected on its most recent consolidated balance sheet prepared in accordance with GAAP. For this purpose, “Excluded Indebtedness” is indebtedness that is payable at GWG Holdings’ option in capital stock of GWG Holdings or securities mandatorily convertible into or exchangeable for such capital stock of the Company, or any indebtedness that is reasonably expected to be converted or exchanged, directly or indirectly, into such capital stock, provided that under the terms of such indebtedness in the event any such conversion or exchange does not occur in accordance with the terms of such transaction, such indebtedness would be cancelled and any assets received in exchange for such indebtedness would be returned.

We were in compliance with all material covenants of the indenture at December 31, 2019 and as of the date of this filing, and no Events of Default (as defined in the Amended and Restated Indenture) existed as of such dates.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We publicly offer and sell L Bonds under a registration statement declared effective by the SEC and have issued Seller Trust L Bonds under a Supplemental Indenture, as described in Note 13. We temporarily suspended the offering of our L Bonds on May 1, 2019 as a result of our delay in filing certain periodic reports with the SEC. We recommenced our L Bond offering on August 8, 2019.

The collateral and guarantee provisions of the L Bonds and Seller Trust L Bonds are described in Note 23.

The bonds have renewal features under which we may elect to permit their renewal, subject to the right of bondholders to elect to receive payment at maturity. Interest is payable monthly or annually depending on the election of the investor.

At December 31, 2019 and 2018, the weighted-average interest rate of our L Bonds was 7.15% and 7.10%, respectively. The principal amount of L Bonds outstanding was $948.1 million and $662.2 million at December 31, 2019 and 2018, respectively. The difference between the amount of outstanding L Bonds and the carrying amount on our consolidated balance sheets is due to netting of unamortized deferred issuance costs, cash receipts for new issuances and payments of redemptions in process. Amortization of deferred issuance costs was $12.7 million and $9.0 million for the years ended December 31, 2019 and 2018, respectively. Future expected amortization of deferred financing costs as of December 31, 2019 is $37.2 million in total over the next seven years.

Future contractual maturities of L Bonds (other than Seller Trust L Bonds), and future amortization of their deferred financing costs, at December 31, 2019 (in thousands) are as follows:

Years Ending December 31,	Contractual Maturities	Unamortized Deferred Financing Costs
2020	$152,118	$1,632
2021	201,419	5,774
2022	163,741	6,812
2023	76,969	3,342
2024	118,848	6,328
Thereafter	235,033	13,312
	$948,128	$37,200

(13) Seller Trust L Bonds

On August 10, 2018, in connection with the Initial Transfer of the Exchange Transaction, GWG Holdings, GWG Life and Bank of Utah, as trustee, entered into a Supplemental Indenture (the “Supplemental Indenture”) to the Amended and Restated Indenture. GWG Holdings entered into the Supplemental Indenture to add and modify certain provisions of the Amended and Restated Indenture necessary to provide for the issuance of a new class of securities titled “Seller Trust L Bonds”. GWG issued Seller Trust L Bonds in the amount of $366.9 million to the various related trusts (the “Seller Trusts”) in connection with the Exchange Transaction on August 10, 2018.

The maturity date of the Seller Trust L Bonds is August 9, 2023. The Seller Trust L Bonds bear interest at 7.50% per year. Interest is payable monthly in cash.

After the second anniversary of the Final Closing, the holders of the Seller Trust L Bonds will have the right to cause GWG to repurchase, in whole but not in part, the Seller Trust L Bonds held by such holder. The repurchase may be paid, at GWG’s option, in the form of cash, and/or a pro rata portion of (i) the outstanding principal amount and accrued and unpaid interest under the Commercial Loan Agreement and (ii) Ben LP common units, or a combination of cash and such property.

Our L Bonds are offered and sold under a registration statement declared effective by the SEC, as described in Note 12, and we have issued Seller Trust L Bonds under a Supplemental Indenture. We temporarily suspended the offering of our L Bonds on May 1, 2019 as a result of our delay in filing certain periodic reports with the SEC. We recommenced our L Bond offering on August 8, 2019.

The collateral and guarantee provisions of the L Bonds and Seller Trust L Bonds are described in Note 23.

The principal amount of Seller Trust L Bonds outstanding was $366.9 million at both December 31, 2019 and 2018.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) Other Borrowings

Beneficient had borrowings with an aggregate fair value of $153.1 million upon consolidation as of December 31, 2019. This aggregate balance includes a senior credit agreement and a second lien credit agreement with respective balances, including accrued interest, of $77.5 million and $72.2 million at December 31, 2019. Both the senior credit agreement and the second lien credit agreement were held by HCLP as of December 31, 2019. Both loans accrue interest at a rate of 1-month LIBOR plus 3.95%, compounded daily, with interest due by the 15th of each month. Ben LP intends to repay with cash or refinance with other third-party lenders the senior credit agreement and the second lien credit agreement prior to their maturities, both of which are on June 30, 2020. Ben LP may not be able to refinance or obtain additional financing on favorable terms, or at all. If Ben LP is unable to refinance the senior credit agreement or the second lien credit agreement, or defaults on either loan, then Ben LP will be required to either (i) sell assets to repay these loans or (ii) to raise additional capital through the sale of equity and the ownership interest of Ben LP’s equity holders may be diluted. These loans are not guaranteed by GWG.

The loans contain customary covenants and events of default and termination, including cross-default provisions. As of December 31, 2019, Beneficient was in compliance with all covenants except for certain covenants related to providing financial statements and information related to the eligible underlying investments by a specified date. Subsequent to December 31, 2019, but before these consolidated financial statements were issued, the covenants were amended whereby the Company is in compliance with all such covenants.

Beneficient has additional borrowings maturing in 2023 and 2024 with an aggregate principal balance outstanding, including accrued interest, of $2.5 million.

Future contractual maturities of Beneficient’s borrowings are as follows (in thousands):

Years Ending December 31,
2020	$149,661
2021	—
2022	—
2023	750
2024	1,579
Thereafter	—
$151,990

(15) Stockholders’ Equity

Common Stock

In September 2014, GWG Holdings consummated an initial public offering of its common stock resulting in the sale of 800,000 shares of common stock at $12.50 per share, and net proceeds of approximately $8.6 million after the payment of underwriting commissions, discounts and expense reimbursements. In connection with this offering, the common stock of GWG Holdings was listed on the Nasdaq Capital Market under the ticker symbol “GWGH.”

In conjunction with the initial public offering, GWG Holdings issued warrants to purchase 16,000 shares of common stock at an exercise price of $15.63 per share. As of December 31, 2019, all of these warrants have expired and none of them had been exercised.

On August 10, 2018, the Company declared a special dividend of $4.30 per share of common stock payable to shareholders of record on August 27, 2018.

On December 28, 2018, the Series B converted into 5,000,000 shares of GWG Holdings common stock at a conversion price of $10.00 per share immediately following the Final Closing of the Exchange Transaction.

On December 28, 2018, in connection with the Exchange Transaction, GWG Holdings issued 22,013,516 shares of common stock to the Seller Trusts at a market value of approximately $203.4 million in exchange for Ben LP common units. The shares were offered and sold in reliance upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended.

The common shares issued to the Seller Trusts were initially subject to a Stockholders Agreement between GWG and the Seller Trusts, under which the Seller Trusts, as long as they own at least 10% of the voting shares of GWG, agree to vote their shares in proportion to the votes cast by all other voting securities of GWG. In addition, the Seller Trusts agree, for the period of one year after the Final Closing, not to seek or propose to influence or control the management, Board of Directors or policies of GWG. The Stockholders Agreement was terminated in connection with the closing of the Purchase and Contribution Transaction on April 26, 2019.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On November 15, 2018, the Board of Directors of GWG Holdings approved a stock repurchase program pursuant to which the Company was permitted, from time to time, to purchase shares of its common stock for an aggregate purchase price not to exceed $1.5 million. Stock repurchases were able to be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or otherwise. The stock repurchase program did not obligate the Company to purchase any shares, and expired on April 30, 2019.

The following table includes information about the stock repurchase program for the years ended December 31, 2019 and 2018:

2018 Monthly Period	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
December 2018	10,035	$6.82	10,035	$1,432

2019 Monthly Period(1)
January 2019	42,488	$8.47	52,523	$1,072
February 2019	202	8.88	52,725	1,070

(1)	No stock was repurchased after February 2019, and the stock repurchase program expired on April 30, 2019.

The Exchange Agreement, discussed in Note 1, executed on December 31, 2019, allows holders of Ben LP common units to exchange their common units for common stock of the Company. The exchange ratio in the Exchange Agreement is based on the ratio of the capital account associated with the common units to be exchanged to the market price of the Company’s common stock based on the volume weighted average price of the Company’s common stock for the five consecutive trading days prior to the quarterly exchange date. No Ben LP common units have been exchanged for the Company’s common stock through December 31, 2019.

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

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2017, we closed the RPS offering to additional investors having sold 99,127 shares of RPS for an aggregate gross consideration of $99.1 million and incurred approximately $7.0 million of related selling costs.

At the time of its issuance, we determined that the RPS contained two embedded features: (1) optional redemption by the holder, and (2) optional conversion by the holder. We determined that each of the embedded features met the definition of a derivative; however, based on our assessment under ASC 470, Debt, (“ASC 470”) and ASC 815, Derivatives and Hedging, (“ASC 815”), we do not believe bifurcation of either the holder’s redemption or conversion feature is appropriate.

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

In April 2018, we closed the RPS 2 offering to additional investors having sold 149,979 shares of RPS 2 for an aggregate gross consideration of $150.0 million and incurred approximately $10.3 million of related selling costs.

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

Series B Convertible Preferred Stock

On August 10, 2018, GWG Holdings issued 5,000,000 shares of Series B, par value $0.001 per share and having a stated value of $10.00 per share, to Ben LP for cash consideration of $50.0 million as part of the Initial Transfer.

On December 28, 2018, the Series B converted into 5,000,000 shares of our common stock at a conversion price of $10.00 per share immediately following the Final Closing of the Exchange Transaction.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred Series A Subclass 1 (Redeemable noncontrolling interest)

BCH, a consolidated subsidiary of Ben LP, had non-unitized equity outstanding as of December 31, 2019. The Preferred Series A Subclass 1 Unit accounts are non-participating and convertible on a dollar basis. As of December 31, 2019, the 4th Amended and Restated Limited Partnership Agreement (“LPA”) of BCH governs the terms of BCH’s equity securities. Account holders are entitled to a compounded quarterly preferred return. The preferred return to be paid to Preferred Series A Unitholders is limited by a quarterly preferred return rate cap that is based on the annualized revenues of BCH. Annualized revenues are defined as four times the sum of total quarterly interest, fee and dividend income plus total noninterest revenues. This quarterly rate cap is defined as follows:

●	0.25% if annualized revenues are $80 million or less

●	0.50% if annualized revenues are greater than $80 million but equal to or less than $105 million

●	0.75% if annualized revenues are greater than $105 million but equal to or less than $125 million

●	1.00% if annualized revenues are greater than $125 million but equal to or less than $135 million

●	1.25% if annualized revenues are greater than $135 million but equal to or less than $140 million

●

If over $140 million, the preferred return calculation is based on a fraction (i) the numerator of which is (A) the positive percentage rate change, if any, to the seasonally adjusted CPI-U covering the period from the date of the last allocation of profits to such holders, plus (B) (x) 2% prior to an Initial Public Offering (as defined in the BCH LPA) by Ben and (y) 3% thereafter, and (ii) the denominator of which is one minus the highest effective marginal combined U.S. federal, state and local income tax rate in effect as of the beginning of the fiscal quarter for which such determination is being made for an individual resident in New York City, New York, assuming (1) that the aggregate gross income allocable with respect to the quarterly preferred return for such fiscal year will consist of the same relative proportion of each type or character (e.g., long term or short term capital gain or ordinary or exempt income) of gross income item included in the aggregate gross income actually allocated in respect of the quarterly preferred return for the fiscal year reflected in the BCH’s most recently filed Internal Revenue Service Form 1065 and (2) any state and local income taxes are not deductible against U.S. federal income tax.

The definition of Initial Public Offering includes an event, transaction or agreement pursuant to which Ben’s Common Units are convertible or exchangeable into equity securities listed on a national securities exchange or quotation in an automated quotation system.

No amounts have been paid to the Preferred Series A Subclass 1 Unit Account holders related to the preferred return from issuance on September 1, 2017 through December 31, 2019. In connection with the issuance of Preferred Series A Subclass 2 Units as part of the Option Agreement, the preferred return of Preferred Series A Subclass 1 Unit Account holders is reduced by the preferred return allocated to the Preferred Series A Subclass 2 Units during the period the Option Agreement remains outstanding.

Upon election by a holder, the Preferred Series A Unit Accounts (other than Preferred Series A Subclass 2 Unit Accounts) are, at any time on or after January 1, 2021, convertible in an amount of Preferred Series A Unit Accounts (other than Preferred Series A Subclass 2 Unit Accounts), equal to 20% of their Sub-Capital Accounts into Class S Ordinary Units (with the right to convert any unconverted amount from previous years in any subsequent years). Upon an election, a holder of Preferred Series A Subclass 1 Unit Accounts will be issued Class S Ordinary Units necessary to provide the holder with a number of Class S Ordinary Units that, in the aggregate, equal (a) the balance of the holder’s capital account associated with the Preferred Series A Subclass 1 Unit Accounts being converted divided by (b) either (x) prior to an initial public offering, the appraised per Class A Unit fair market value as determined by Beneficient or (y) following an initial public offering, the average price of a Common Unit for the thirty (30) day period ended immediately prior to the applicable conversion date. The holder of such newly issued Class S Ordinary Units may immediately convert them into Common Units. Additionally, effective December 31, 2030, if the Preferred Series A Subclass 1 Unit Accounts have not been converted, they will redeem for cash in an amount equal to the then outstanding capital account balance of the accounts. If available redeeming cash (as defined in the LPA) is insufficient to satisfy any such redemption requirements, BCH, on a quarterly basis, will redeem additional Preferred Series A Units until all such Preferred Series A Units have been redeemed. The Preferred Series A Subclass 1 Unit Accounts are subject to certain other conversion and redemption provisions.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The current LPA of BCH also includes certain limitations of BCH, without the consent of a majority-in-interest of the Preferred Series A Unit Account holders, to (i) issue any new equity securities and (ii) except as otherwise provided, incur indebtedness that is senior to or pari passu with any right of distribution, redemption, repayment, repurchase or other payments relating to the Preferred Series A Unit accounts. Further, BCH cannot, prior to the conversion of all the Preferred Series A Unit accounts, incur any additional long-term debt unless (i) after giving effect to the incurrence of the new long-term debt on a pro forma basis, the sum of certain preferred stock, existing debt and any new long-term indebtedness would not exceed 55% of the BCH’s NAV plus cash on hand, and (ii) at the time of incurrence of any new long-term indebtedness, the aggregate balance of the BCH’s (including controlled subsidiaries) debt plus such new long-term debt does not exceed 40% of the sum of the NAV of the collateral underlying the loan portfolio of BCH and its subsidiaries plus cash on hand at Ben LP, BCH and its subsidiaries.

The Preferred Series A Subclass 1 Unit Accounts are recorded in the consolidated balance sheet in the redeemable noncontrolling interest line item.

Class S Ordinary Units

As of December 31, 2019, BCH, a subsidiary of Ben LP, had issued and outstanding 5.8 million Class S Ordinary Units, which were all outstanding on each of the respective dates. The Class S Ordinary Units participate on an as-converted basis pro-rata in the share of the profits or losses of BCH and subsidiaries following all other allocations made by BCH and its subsidiaries. As limited partner interests, these units have limited voting rights and do not entitle participation in the management of the Company’s business and affairs. The Class S Ordinary Units are exchangeable for Common Units of Ben LP on a one-for-one basis, subject to customary conversion rate adjustments for splits, distributions and reclassifications, as well as compliance with any applicable vesting and transfer restrictions. Each conversion also results in the issuance to Ben LP of a Class A Unit of BCH for each Common Unit issued.

The Class S Ordinary Units are recorded in the consolidated balance sheet in the noncontrolling interests line item.

Class S Preferred Units

The limited partnership agreement of BCH allows it to issue Class S Preferred Units. The Class S Preferred Units are entitled to a quarterly preferred return that is limited by the quarterly preferred return rate cap described above for Preferred Series A Subclass 1 except for when annualized revenues exceed $140 million, the Class S Preferred return is based on a fraction (i) the numerator of which is (A) the positive percentage rate change, if any, to the seasonally adjusted CPI-U covering the period from the date of the last allocation of profits to such holders, plus (B) 0.75 percent, and (ii) the denominator of which is one minus the highest effective marginal combined U.S. federal, state and local income tax rate in effect as of the beginning of the fiscal quarter for which such determination is being made for an individual resident in New York City, New York, assuming (1) that the aggregate gross income allocable with respect to the quarterly preferred return for such fiscal year will consist of the same relative proportion of each type or character (e.g., long term or short term capital gain or ordinary or exempt income) of gross income item included in the aggregate gross income actually allocated in respect of the quarterly preferred return for the fiscal year reflected in the Ben Group Partnership’s most recently filed IRS Form 1065 and (2) any state and local income taxes are not deductible against U.S. federal income tax. The Class S Preferred Units also participate on an as-converted basis pro-rata in the share of the profits or losses of BCH and subsidiaries following all other allocations made by BCH and its subsidiaries. As limited partner interests, these units are generally non-voting and do not entitle participation in the management of the Company’s business and affairs. Generally, the Class S Preferred Units are exchangeable for Common Units in Ben LP on a 1.2-for-1 basis, subject to customary conversion rate adjustments for splits, distributions and reclassifications, as well as compliance with any applicable vesting and transfer restrictions. Each conversion also results in the issuance to Ben LP of a Class A Unit for each Common Unit issued. Holders of Class S Preferred Units may elect to convert into Class S Ordinary Units in connection with a sale or dissolution of BCH.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No amounts have been paid to the Class S Preferred Unit holders related to the preferred return from issuance through December 31, 2019. The Class S Preferred Units are recorded on the consolidated balance sheet in the noncontrolling interests line item.

(16) Stock Incentive Plan

We adopted our 2013 Stock Incentive Plan in March 2013, as amended on June 1, 2015, May 5, 2017 and May 8, 2018. The Stock Option Sub-Committee of our Compensation Committee of our Board of Directors is responsible for the administration of the plan. Participants under the plan may be granted incentive stock options and non-statutory stock options; stock appreciation rights; stock awards; restricted stock; restricted stock units; and performance shares. Eligible participants include officers and employees of GWG Holdings and its subsidiaries, members of our Board of Directors, and consultants. Option awards generally expire 10 years from the date of grant. As of December 31, 2019, 6,000,000 of our common stock options are authorized under the plan, of which 2,594,000 shares were reserved for issuance under outstanding incentive awards and 3,406,000 shares remain available for future grants.

Stock Options

As of December 31, 2019, we had outstanding stock options for 905,381 shares of common stock to employees, officers, and directors under the plan. Options for 673,341 shares have vested and the remaining options are scheduled to vest over three years. The options were issued with an exercise price between $4.83 and $11.56, which is equal to the market price of the shares on the date of grant. As of December 31, 2019, stock options for 1,195,705 shares had been forfeited and stock options for 777,364 shares had been exercised. The total intrinsic value of stock options exercised during 2019 was $0.3 million. The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2019 was $1.0 million and $0.8 million, respectively.

Outstanding stock options:

	Vested	Unvested	Total
Balance as of December 31, 2017	857,192	779,756	1,636,948
Granted during the year	63,950	314,000	377,950
Vested during the year	503,503	(503,503)	—
Exercised during the year	(569,864)	—	(569,864)
Forfeited during the year	(21,582)	(25,501)	(47,083)
Balance as of December 31, 2018	833,199	564,752	1,397,951
Granted during the year	—	24,250	24,250
Vested during the year	197,859	(197,859)	—
Exercised during the year	(53,001)	—	(53,001)
Forfeited during the year	(304,716)	(159,103)	(463,819)
Balance as of December 31, 2019	673,341	232,040	905,381

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recognized $0.4 million and $1.3 million in expense related to stock options during 2019 and 2018, respectively. As of December 31, 2019, unrecognized compensation expense related to unvested options is $0.4 million. We expect to recognize this compensation expense over the next three years: $0.3 million in 2020, $0.1 million in 2021, and the remainder in 2022.

Stock Appreciation Rights (SARs)

As of December 31, 2019, we had outstanding SARs for 375,625 shares of common stock to employees. The strike price of the SARs was between $6.75 and $11.55, which was equal to the market price of the common stock at the date of issuance. SARs vest over varying terms of up to three years. As of December 31, 2019, 200,745 of the SARs were vested and 169,070 have been exercised. On December 31, 2019, the market price of GWG’s common stock was $9.82.

Outstanding SARs:

	Vested	Unvested	Total
Balance as of December 31, 2017	189,053	153,919	342,972
Granted during the year	2,625	111,025	113,650
Vested during the year	71,785	(71,785)	—
Exercised during the year	(145,622)	—	(145,622)
Forfeited during the year	—	(39,235)	(39,235)
Balance as of December 31, 2018	117,841	153,924	271,765
Granted during the period	4,250	130,650	134,900
Vested during the period	102,102	(102,102)	—
Exercised during the period	(23,448)	—	(23,448)
Forfeited during the period	—	(7,592)	(7,592)
Balance as of December 31, 2019	200,745	174,880	375,625

The liability for the SARs as of December 31, 2019 and 2018 was $0.6 million and $0.3 million, respectively, and was recorded within other accrued expenses in the consolidated balance sheets. Remaining compensation expense is expected to be recognized over the next three years. Employee compensation and benefits expense for SARs of $0.3 million was recorded for both years ended December 31, 2019 and 2018.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Upon the exercise of SARs, the Company is obligated to make cash payment equal to the positive difference between the market value of the Company’s common stock on the date of exercise less the market value of the common stock on the date of grant.

The following summarizes information concerning outstanding options and SARs issued under the 2013 Stock Incentive Plan:

	December 31, 2019
	Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Life (years)	Fair Value at Grant Date
Vested
Stock Options	673,341	$8.88	6.83	$2.21
SARs	200,745	$8.81	4.49	$2.09
Total Vested	874,086	$8.87	6.29	$2.18

Unvested
Stock Options	232,040	$9.55	8.51	$2.59
SARs	174,880	$9.75	6.25	$2.50
Total Unvested	406,920	$9.64	7.54	$2.55

	December 31, 2018
	Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Life (years)	Fair Value at Grant Date
Vested
Stock Options	833,199	$8.88	5.95	$2.02
SARs	117,841	$8.88	5.02	$2.02
Total Vested	951,040	$8.88	5.83	$2.02

Unvested
Stock Options	564,752	$9.15	7.88	$2.35
SARs	153,924	$8.37	5.98	$2.09
Total Unvested	718,676	$8.98	7.47	$2.30

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

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the third quarter of 2019, a total of 375,000 RSUs held by employees vested entitling the holders thereof, collectively, to cash payments totaling $4.5 million, all of which were paid in the third and fourth quarters of 2019 and recognized in employee compensation and benefits in the consolidated statement of operations for the year ended December 31, 2019. Additionally during 2019, 53,403 RSUs vested and 26,701 shares of common stock were issued to employees, net of shares forfeited to satisfy tax withholding obligations.

Beneficient has various equity incentive plans. In 2019 and early 2020, Beneficient granted units to certain of its employees and directors under these plans. The Company expects the expense recognized related to these plans to be material. The holders of certain of these units, upon vesting, have the right to convert the units to shares GWG common stock per the Exchange Agreement discussed in Note 1. As such, units issued and vested under Beneficient’s equity plans could result in dilution of GWG’s common stock.

(17) Other Expenses

The components of other expenses in our consolidated statements of operations are as follows (in thousands):

	Years Ended December 31,
	2019	2018
Contract labor	$1,820	$1,453
Marketing	1,612	1,856
Information technology	2,024	1,578
Servicing and facility fees	1,833	1,782
Travel and entertainment	1,218	892
Insurance and regulatory	5,032	1,562
Bad debt expense	153	4,300
General and administrative	2,204	2,572
Total other expenses	$15,896	$15,995

(18) Income Taxes

The components of our income tax expense (benefit) and the reconciliation at the statutory federal tax rate to our actual income tax expense (benefit) consisted of the following (in thousands):

	Years Ended December 31,
	2019	2018

Statutory federal income tax (benefit)	$34,869	$(25,085)
State income taxes (benefit), net of federal benefit	13,486	(9,243)
Change in valuation allowance	9,671	33,999
Other permanent differences	(93)	329
Total income tax expense (benefit)	$57,933	$—

The current and deferred components of tax expense were as follows (in thousands):

	Years Ended December 31,
	2019	2018

Current income tax expense	$10	$—
Deferred income tax expense	57,923	—
Total income tax expense	$57,933	$—

The Company’s effective tax rate was 34.8% and 0.0% during 2019 and 2018, respectively. The 2019 effective tax rate was higher than the statutory rate primarily due to the deferred tax liability resulting from the gain on consolidation of equity method investment. The effective tax rate during 2018 was 0.0% as we did not generate taxable income.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effects of temporary differences that give rise to deferred income taxes were as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Investment in life insurance policies	$37,649	$23,132
Net operating loss and business interest carryforwards	18,935	10,491
Other assets	4,286	6,864
Subtotal	60,870	40,487
Valuation allowance	(50,056)	(40,385)
Deferred tax assets	10,814	102

Deferred tax liabilities:
Investment in partnership	(68,737)	—
Other liabilities	—	(102)
Net deferred tax asset (liability)	$(57,923)	$—

At December 31, 2019 and 2018, we had federal and aggregate state net operating loss (“NOL”) carryforwards of $28.6 million and $36.5 million, respectively. The NOL carryforwards will begin to expire in 2033. Future utilization of NOL carryforwards is subject to limitations under Section 382 of the Internal Revenue Code. This section generally relates to a more than 50 percent change in ownership over a three-year period. As a result of the Exchange Transaction, a change in ownership for income tax purposes occurred as of December 28, 2018. As such, the annual utilization of our net operating losses generated prior to the ownership change was limited. However, net unrealized built-in gains on our life insurance policies result in an increase in the Section 382 limit over the five-year recognition period, which resulted a nominal amount of current tax liability in 2019. Included in the deferred tax liability noted in the table above are our investments in Ben LP and InsurTech Holdings, which are partnerships for federal income tax purposes.

We provide for a valuation allowance when it is not considered “more likely than not” that our deferred tax assets will be realized. As of December 31, 2019, based on all available evidence, we have provided a valuation allowance of $50.1 million against our deferred tax assets due to the uncertainty as to the realization of our deferred tax assets during the carryforward periods. In 2019, valuation allowances were recorded against the total amount of non-permanent deferred tax assets. Permanent deferred tax assets of $10.8 million in 2019 were comprised of interest expense limitations under Section 163(j) and the tax-effected net operation loss (“NOL”) created subsequent to 2018.

ASC 740, Income Taxes, requires the reporting of certain tax positions that do not meet a threshold of “more-likely-than-not” to be recorded as uncertain tax benefits. It is management’s responsibility to determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation, based upon the technical merits of the position. Management has reviewed all income tax positions taken or expected to be taken and has determined that the income tax positions are appropriately stated and supported. We do not anticipate that the total unrecognized tax benefits will significantly change prior to December 31, 2020.

Under our accounting policies, interest and penalties on unrecognized tax benefits, as well as interest received from favorable tax settlements are recognized as components of income tax expense. At December 31, 2019 and 2018, we recorded no accrued interest or penalties related to uncertain tax positions.

Our income tax returns for tax years ended December 31, 2016 through 2018, and 2019, when filed, remain open to examination by the Internal Revenue Service and various state taxing jurisdictions. Our income tax return for tax year ended December 31, 2015 also remains open to examination by various state taxing jurisdictions.

(19) Earnings (Loss) per Common Share

The computations of basic and diluted income (loss) attributable to common shareholders per share for 2019 and 2018 are as follows (in thousands, except share data and per share data):

	Years Ended December 31,
	2019	2018
Numerator:
Basic – Net income (loss) attributable to common shareholders	$91,166	$(136,114)
Add: Preferred dividends upon conversion	2,020	—
Diluted – Net income (loss) attributable to common shareholders	93,186	(136,114)

Denominator:
Basic – weighted average common shares outstanding	33,016,007	6,098,208
Effect of dilutive securities	2,203,435	—
Diluted – weighted average common shares outstanding	35,219,442	6,098,208
Basic earnings (loss) per common share	$2.76	$(22.32)
Diluted earnings (loss) per common share	$2.65	$(22.32)

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPS and RPS 2 (as described in Note 15) and restricted stock units and stock options (as described in Note 16) were included in the calculation of diluted earnings per share for the year ended December 31, 2019. Options to purchase 437,266 shares of common stock were outstanding during 2019 but were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive. RPS, RPS 2, restricted stock units and stock options were not included in the calculation of diluted earnings per share for the year ended December 31, 2018 because we recorded a net loss during that period and the effects were anti-dilutive.

(20) Segment Reporting

GWG has two reportable segments consisting of Secondary Life Insurance and Investment in Beneficient. Corporate & Other includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, and management and administrative services to support the overall operations of the Company and from November 1, 2019, include our equity method investment in InsurTech Holdings.

The Secondary Life Insurance segment seeks to earn non-correlated yield from our portfolio of life insurance policies. Our Investment in Beneficient segment consists of our investment in the common units of Ben LP, which we accounted for using the equity method prior to December 31, 2019, and the Preferred Series A Subclass 1 Unit Account of BCH. Beneficient became a consolidated subsidiary of GWG as of December 31, 2019 as a result of the Investment and Exchange agreements described in Note 5. Ben LP provides a variety of trust services, liquidity products and loans for alternative assets and illiquid investment funds, and other financial services to mid-to-high net worth individuals. The Corporate & Other category consists of unallocated corporate overhead and administrative costs and the operations of operating segments that do not meet the quantitative criteria to be separately reported.

These segments are differentiated by the products and services they offer as well as by the information used by the Company’s chief operating decision maker to determine allocation of resources and assess performance.

Earnings before taxes (“EBT”) is the measure of profitability used by management to assess performance of its segments and allocate resources. Segment EBT represents net income (loss) excluding income taxes and includes earnings (loss) from equity method investments and gain on consolidation of equity method investment.

	Years Ended December 31,
Revenue:	2019	2018
Secondary Life Insurance	$78,002	$(11,633)
Investment in Beneficient	13,738	10,655
Corporate & Other	536	588
Total	$92,276	$(390)

	Years Ended December 31,
Interest Expense:	2019	2018
Secondary Life Insurance	$83,055	$69,357
Investment in Beneficient	31,789	10,778
Corporate & Other	—	1
Total	$114,844	$80,136

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
Segment EBT:	2019	2018
Secondary Life Insurance	$(27,694)	$(96,578)
Investment in Beneficient	229,206	(106)
Corporate & Other	(35,470)	(22,767)
Total	166,042	(119,451)
Income tax expense	57,933	-
Net income (loss)	$108,109	$(119,451)

	December 31,
Total Assets:	2019	2018
Secondary Life Insurance	$904,363	$889,665
Investment in Beneficient	2,721,546	584,173
Corporate & Other	9,297	7,029
Total	$3,635,206	$1,480,867

The total assets of the Investment in Beneficient segment at December 31, 2019, includes goodwill of $2.4 billion which represents all of the goodwill on our consolidated balance sheet at December 31, 2019.

(21) Leases

The Company leases certain real estate for its office premises under operating lease agreements which expire in 2021 and 2025. Under these leases, we are obligated to pay base rent plus common area maintenance and a share of building operating costs. The lease agreements contain extension options which we have not included in our liability calculations. We lease various other facilities on a short-term basis.

The lease assets and liabilities are as follows (in thousands):

		December 31,
Leases	Classification	2019

Operating lease right-of-use assets	Other assets	$1,912

Operating lease liabilities	Other accrued expenses	$2,540

Total lease costs recognized for the years ended December 31, 2019 and 2018 were $0.5 million and $0.4 million, respectively. These amounts included operating lease costs of $0.2 million, variable lease costs of $0.2 million, and short term lease costs of $0.1 million for the year ended December 31, 2019. The weighted average remaining lease term at December 31, 2019 was 4.2 years and the weighted average discount rate was 6.6%. For the year ended December 31, 2019 and 2018, cash paid for amounts included in the measurement of operating lease liabilities and included in operating cash flows totaled $0.3 million.

Maturities of operating lease liabilities as of December 31, 2019 are as follows (in thousands):

2020	$998
2021	715
2022	302
2023	311
2024	320
Thereafter	273
Total lease payments	2,919
Less: imputed interest	(379)
Present value of lease liabilities	$2,540

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The minimum aggregate operating lease commitments as of December 31, 2018 as reported under previous lease accounting standards were as follows (in thousands):

2019	$275
2020	284
2021	293
2022	302
2023	311
Thereafter	593
$2,058

(22) Commitments and Contingencies

Litigation — In the normal course of business, we are involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on our financial position, results of operations or cash flows.

Commitments — GWG Holdings is committed to contribute an additional $17.9 million to InsurTech Holdings over the next two years, with $13.8 million in 2020 and $4.1 million in 2021. Beneficient had $73.8 million and $75.2 million of gross potential capital commitments as of December 31, 2019 and December 31, 2018, respectively, representing potential limited partner capital funding commitments on the alternative asset funds that serve as collateral to its loans. This is the amount above any existing cash reserves for such capital funding commitments.

(23) Guarantee and Collateral Provisions of L Bonds and Seller Trust L Bonds

Our L Bonds are offered and sold under a registration statement declared effective by the SEC, as described in Note 12, and we have issued Seller Trust L Bonds under a Supplemental Indenture, as described in Note 13. The L Bonds and Seller Trust L Bonds are secured by substantially all the assets of GWG Holdings, a pledge of all our common stock held by BCC and AltiVerse (which together represent approximately 12% of our outstanding common stock), and by a guarantee and corresponding grant of a security interest in substantially all the assets of GWG Life(1). As a guarantor, GWG Life has fully and unconditionally guaranteed the payment of principal and interest on the L Bonds and Seller Trust L Bonds. GWG Life’s equity in DLP IV(2) serves as collateral for our L Bond and Seller Trust L Bond obligations. Substantially all of our life insurance policies are held by DLP IV or GWG Life Trust (“the Trust”). The policies held by DLP IV are not direct collateral for the L Bonds as such policies are pledged to the second amended and restated senior credit facility with LNV Corporation.

(1)	The Seller Trust L Bonds are senior secured obligations of GWG, ranking junior to all senior debt of GWG (see Note 11), and pari passu in right of payment and in respect of collateral with all L Bonds of GWG (see Note 12). Payments under the Seller Trust L Bonds are guaranteed by GWG Life. The assets exchanged in the in connection with the Beneficent transaction are available as collateral for all holders of the L Bonds and Seller Trust L Bonds. Specifically, the common units of Ben LP are held by GWG Holdings and the Commercial Loan is held by GWG Life.

(2)	The terms of our second amended and restated senior credit facility with LNV Corporation require that we maintain a significant excess of pledged collateral value over the amount outstanding on the second amended and restated senior credit facility at any given time. Any excess after satisfying all amounts owing under our second amended and restated senior credit facility with LNV Corporation is available as collateral for the L Bonds (including the Seller Trust L Bonds).

The following represents consolidating financial information as of December 31, 2019 and 2018, with respect to the financial position, and as of December 31, 2019 and 2018, with respect to results of operations and cash flows of GWG Holdings and its subsidiaries. The parent column presents the financial information of GWG Holdings, the primary obligor for the L Bonds and Seller Trust L Bonds. The guarantor subsidiary column presents the financial information of GWG Life, the guarantor subsidiary of the L Bonds and Seller Trust L Bonds, presenting its investment in DLP IV and the Trust under the equity method. The non-guarantor subsidiaries column presents the financial information of all non-guarantor subsidiaries, including DLP IV and the Trust.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(23) Guarantee of L Bonds and Seller Trust L Bonds (continued)

Consolidating Balance Sheets (in thousands)

December 31, 2019	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS

Cash and cash equivalents	$57,721	$2,644	$18,708	$—	$79,073
Restricted cash	—	—	20,258	—	20,258
Investment in life insurance policies, at fair value	—	340	795,699	—	796,039
Life insurance policy benefits receivable, net	—	200	22,831	—	23,031
Investment in GWG stock	—	—	24,550	(24,550)	—
Loan receivables	—	—	232,344	—	232,344
Fees receivable	—	—	29,168	—	29,168
Financing receivable from affiliates	—	235,573	—	(168,420)	67,153
Equity method investment	384,264	—	—	(382,503)	1,761
Other assets	62,354	320,490	22,163	(376,633)	28,374
Goodwill	—	—	2,358,005	—	2,358,005
Investment in subsidiaries	1,221,227	664,723	—	(1,885,950)	—

TOTAL ASSETS	$1,725,566	$1,223,970	$3,523,726	$(2,838,056)	$3,635,206

LIABILITIES & STOCKHOLDERS’ EQUITY

LIABILITIES
Senior credit facility with LNV Corporation	$—	$—	$174,390	$—	$174,390
L Bonds	926,638	—	—	—	926,638
Seller Trust L Bonds	366,892	—	—	—	366,892
Other borrowings	—	—	153,086	—	153,086
Intercompany debt – commercial loan	—	—	168,420	(168,420)	—
Interest and dividends payable	12,491	—	4,025	—	16,516
Deferred revenue	—	—	41,444	—	41,444
Account payable and accrued expenses	3,093	3,891	78,455	(57,603)	27,836
Deferred tax liability	57,923	—	—	—	57,923
TOTAL LIABILITIES	1,367,037	3,891	619,820	(226,023)	1,764,725

Redeemable noncontrolling interests	—	—	1,588,604	(318,950)	1,269,654

STOCKHOLDERS’ EQUITY
Member capital	—	1,220,079	665,871	(1,885,950)	—
Common units	—	—	563,966	(563,966)	—
Redeemable preferred stock and Series 2 redeemable preferred stock	201,891	—	—	—	201,891
Common stock	33	—	—	—	33
Treasury stock	—	—	—	(24,550)	(24,550)
Additional paid-in capital	233,106	—	—	—	233,106
Accumulated deficit	(76,501)	—	—	—	(76,501)
Noncontrolling interests	—	—	85,465	181,383	266,848
TOTAL STOCKHOLDERS’ EQUITY	358,529	1,220,079	1,315,302	(2,293,083)	600,827

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,725,566	$1,223,970	$3,523,726	$(2,838,056)	$3,635,206

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(23) Guarantee of L Bonds and Seller Trust L Bonds (continued)

Consolidating Balance Sheets (continued)

December 31, 2018	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS

Cash and cash equivalents	$113,294	$232	$1,061	$—	$114,587
Restricted cash	—	7,217	3,632	—	10,849
Investment in life insurance policies, at fair value	—	92,336	655,586	—	747,922
Life insurance policy benefits receivable, net	—	5,000	11,461	—	16,461
Financing receivables from affiliates	—	184,769	—	—	184,769
Equity method investment	360,842	—	—	—	360,842
Other assets	42,944	1,731	762	—	45,437
Investment in subsidiaries	799,182	510,865	—	(1,310,047)	—

TOTAL ASSETS	$1,316,262	$802,150	$672,502	$(1,310,047)	$1,480,867

LIABILITIES & STOCKHOLDERS’ EQUITY

LIABILITIES
Senior credit facility with LNV Corporation	$—	$—	$148,978	$—	$148,978
L Bonds	651,403	—	—	—	651,403
Seller Trust L Bonds	366,892	—	—	—	366,892
Interest and dividends payable	14,047	—	4,508	—	18,555
Accounts payable and accrued expenses	2,862	3,267	7,852	—	13,981
TOTAL LIABILITIES	1,035,204	3,267	161,338	—	1,199,809

STOCKHOLDERS’ EQUITY
Member capital	—	798,883	511,164	(1,310,047)	—
Redeemable preferred stock and Series 2 redeemable preferred stock	215,973	—	—	—	215,973
Common stock	33	—	—	—	33
Additional paid-in capital	249,662	—	—	—	249,662
Accumulated deficit	(184,610)	—	—	—	(184,610)
TOTAL STOCKHOLDERS’ EQUITY	281,058	798,883	511,164	(1,310,047)	281,058

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,316,262	$802,150	$672,502	$(1,310,047)	$1,480,867

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(23) Guarantee of L Bonds and Seller Trust L Bonds (continued)

Consolidating Statements of Operations (in thousands)

For the year ended December 31, 2019	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Gain on life insurance policies, net	$—	$6,889	$68,431	$—	$75,320
Interest and other income	2,090	13,738	1,128	—	16,956
TOTAL REVENUE	2,090	20,627	69,559	—	92,276

EXPENSES
Interest expense	98,535	—	16,309	—	114,844
Employee compensation and benefits	17,699	9,103	1,507	—	28,309
Legal and professional fees	8,322	1,392	3,110	—	12,824
Other expenses	11,283	1,983	2,630	—	15,896
TOTAL EXPENSES	135,839	12,478	23,556	—	171,873

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(133,749)	8,149	46,003	—	(79,597)

EQUITY IN INCOME OF SUBSIDIARIES	31,322	51,362	—	(82,684)	—

NET INCOME (LOSS) BEFORE INCOME TAXES	(102,427)	59,511	46,003	(82,684)	(79,597)

INCOME TAX EXPENSE	57,933	—	—	—	57,933

NET INCOME (LOSS) BEFORE EARNINGS FROM EQUITY METHOD INVESTMENT	(160,360)	59,511	46,003	(82,684)	(137,530)

Earnings (loss) from equity method investment	(4,077)	—	—	—	(4,077)
Gain on consolidation of equity method investment	272,546	(22,830)	—	—	249,716
NET INCOME (LOSS)	108,109	36,681	46,003	(82,684)	108,109

Preferred stock dividends	16,943	—	—	—	16,943
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$91,166	$36,681	$46,003	$(82,684)	$91,166

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(23) Guarantee of L Bonds and Seller Trust L Bonds (continued)

Consolidating Statements of Operations (continued)

For the year ended December 31, 2018	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Gain (loss) on life insurance policies, net	$—	$8,340	$(22,445)	$—	$(14,105)
Interest and other income	8,586	4,280	849	—	13,715
TOTAL REVENUE	8,586	12,620	(21,596)	—	(390)

EXPENSES
Interest expense	59,112	—	21,024	—	80,136
Employee compensation and benefits	9,980	5,742	1,685	—	17,407
Legal and professional fees	1,795	864	2,882	—	5,541
Other expenses	6,908	1,995	7,092	—	15,995
TOTAL EXPENSES	77,795	8,601	32,683	—	119,079

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(69,209)	4,019	(54,279)	—	(119,469)

EQUITY IN INCOME OF SUBSIDIARIES	(50,260)	(48,666)	—	98,926	—

NET INCOME (LOSS) BEFORE INCOME TAXES	(119,469)	(44,647)	(54,279)	98,926	(119,469)

INCOME TAX EXPENSE	—	—	—	—	—

NET INCOME (LOSS) BEFORE EARNINGS FROM EQUITY METHOD INVESTMENT	(119,469)	(44,647)	(54,279)	98,926	(119,469)

Earnings from equity method investment	18	—	—	—	18
NET INCOME (LOSS)	(119,451)	(44,647)	(54,279)	98,926	(119,451)

Preferred stock dividends	16,663	—	—	—	16,663
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(136,114)	$(44,647)	$(54,279)	$98,926	$(136,114)

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(23) Guarantee of L Bonds and Seller Trust L Bonds (continued)

Consolidating Statements of Cash Flows (in thousands)

For the year ended December 31, 2019	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$108,109	$36,681	$46,003	$(82,684)	$108,109
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Equity of subsidiaries	(31,322)	(51,362)	—	82,684	—
Change in fair value of investment in life insurance policies	—	(9,477)	(39,538)	—	(49,015)
Amortization of deferred financing and issuance costs	12,727	—	1,077	—	13,804
Amortization of discount or premium on financing receivables	—	(1,720)	—	—	(1,720)
Provision for uncollectible policy benefit receivable	—	—	153	—	153
Earnings from equity method investments	4,077	—	—	—	4,077
Stock-based compensation	1,732	—	—	—	1,732
Gain on consolidation of equity method investment	(272,546)	22,830	—	—	(249,716)
Deferred income taxes	57,923	—	—	—	57,923

(Increase) decrease in operating assets:
Life insurance policy benefits receivable	—	4,800	(11,483)	—	(6,683)
Interest receivable added to commercial loan principal	—	(6,913)	—	—	(6,913)
Other assets	(1,079)	194	(4,171)	—	(5,056)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued expenses	(1,173)	(296)	(6,828)	—	(8,297)
Interest and dividends payable	(746)	—	(482)	—	(1,228)
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(122,298)	(5,263)	(15,269)	—	(142,830)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	—	(8,682)	(23,685)	—	(32,367)
Carrying value of matured life insurance policies	—	3,403	29,862	—	33,265
Equity investment acquired	(12,388)	—	—	—	(12,388)
Business combination consideration, net of cash acquired	(79,030)	—	17,551	—	(61,479)
Other investments acquired	—	(65,000)	—	—	(65,000)
Payment of capital contributions	(72,217)	4,256	—	67,961	—
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(163,635)	(66,023)	23,728	67,961	(137,969)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on senior debt	—	—	50,133	—	50,133
Repayments of senior debt	—	—	(23,756)	—	(23,756)
Payments for senior debt issuance costs	—	—	(2,042)	—	(2,042)
Proceeds from issuance of L Bonds	403,397	—	—	—	403,397
Payments for L Bonds issuance costs	(25,284)	—	—	—	(25,284)
Payments for redemption of L Bonds	(116,809)	—	—	—	(116,809)
Issuance of common stock	59	—	—	—	59
Payments for redemption of redeemable preferred stock	(14,061)	—	—	—	(14,061)
Preferred stock dividends	(16,943)	—	—	—	(16,943)
Issuance of member capital	—	66,481	1,480	(67,961)	—
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	230,359	66,481	25,815	(67,961)	254,694

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(55,574)	(4,805)	34,274	—	(26,105)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH
BEGINNING OF THE PERIOD	113,294	7,449	4,693	—	125,436

END OF THE PERIOD	$57,720	$2,644	$38,967	$—	$99,331

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(23) Guarantee of L Bonds and Seller Trust L Bonds (continued)

Consolidating Statements of Cash Flows (continued)

For the year ended December 31, 2018	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(119,451)	$(44,647)	$(54,279)	$98,926	$(119,451)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Equity of subsidiaries	50,260	48,666	—	(98,926)	—
Change in fair value of investment in life insurance policies	—	(4,263)	14,607	—	10,344
Amortization of deferred financing and issuance costs	8,982	—	1,055	—	10,037
Amortization of discount or premium on financing receivables	628	(642)	—	—	(14)
Provision for uncollectible policy benefit receivable	—	—	4,300	—	4,300
Earnings from equity method investment	(18)	—	—	—	(18)
Stock-based compensation	2,182	—	—	—	2,182
(Increase) decrease in operating assets:
Life insurance policy benefits receivable	—	(3,500)	(602)	—	(4,102)
Interest receivable added to loan principal	(7,046)	(3,488)	—	—	(10,534)
Other assets	(188,365)	(144,147)	4,372	332,546	4,406
Increase (decrease) in operating liabilities:
Accounts payable and other accrued expenses	(55)	812	3,345	—	4,102
Interest and dividends payable	4,025	—	(756)		3,269
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(248,858)	(151,209)	(27,958)	332,546	(95,479)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	—	(41,404)	(87,099)	—	(128,503)
Carrying value of matured life insurance policies	—	4,424	16,340	—	20,764
Equity method investments	(3,204)	—	—	—	(3,204)
Other investments acquired	(3,037)	—	—	—	(3,037)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(6,241)	(36,980)	(70,759)	—	(113,980)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on senior debt	—	—	12,903	—	12,903
Repayments of senior debt	—	—	(77,219)	—	(77,219)
Proceeds from issuance of L Bonds	263,965	—	—	—	263,965
Payments for L Bonds issuance costs	(17,379)	—	—	—	(17,379)
Payments for redemption of L Bonds	(48,027)	—	—	—	(48,027)
Issuance of common stock	614	—	—	—	614
Proceeds from issuance of convertible preferred stock	50,000	—	—	—	50,000
Proceeds from issuance of redeemable preferred stock	56,238	—	—	—	56,238
Payments for redeemable preferred stock issuance costs	(4,142)	—	—	—	(4,142)
Payments for redemption of redeemable preferred stock	(2,457)	—	—	—	(2,457)
Common stock dividends	(25,709)	—	—	—	(25,709)
Preferred stock dividends	(16,663)	—	—	—	(16,663)
Issuance of member capital	—	184,784	147,762	(332,546)	—
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	256,440	184,784	83,446	(332,546)	192,124

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,341	(3,405)	(15,271)	—	(17,335)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH
BEGINNING OF THE PERIOD	111,953	10,854	19,964	—	142,771

END OF THE PERIOD	$113,294	$7,449	$4,693	$—	$125,436

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(24) Concentration

We primarily purchase life insurance policies written by life insurance companies having investment-grade ratings by independent rating agencies. As a result, there may be certain concentrations of policies with life insurance companies. The following summarizes the face value of insurance policies with specific life insurance companies exceeding 10% of the total face value held by our portfolio.

Life Insurance Company	December 31, 2019	December 31, 2018
John Hancock	14.23%	13.71%
Lincoln National	11.55%	11.33%
AXA Equitable	10.63%	10.83%

The following summarizes the number of insurance policies held in specific states exceeding 10% of the total face value held by us:

State of Residence	December 31, 2019	December 31, 2018
California	17.46%	18.02%
Florida	14.86%	15.34%

Beneficient’s underlying portfolio companies primarily operate in the United States, with the largest percentage, based on NAV, operating in healthcare technology, bio-technology, and diversified telecommunications services industries.

(25) Related Parties

Relationship with Beneficient Management Counselors, L.L.C.

Beneficient Management is the general partner of Ben LP and is governed by a board of directors. The governing document of BMLLC provides that Beneficient Management Counselors, L.L.C. (“BMC”), wholly owned by one of several Related Entities, determine the directors of Beneficient Management who fill 30% of the Board seats. BMC is also entitled to select (a) 50% of the membership of Beneficient Management’s Nominating Committee and Executive Committee and appoint the chair of each of these committees, (b) 50% of the membership of the Community Reinvestment Committee (CRC), and (c) the CRC’s chairperson, vice-chairperson, and lead committee member. Certain decisions with respect to Ben LP’s charitable giving program are delegated to the CRC. Decisions regarding appointment and removal of Beneficient Management’s directors, other than directors appointed by BMC, and GWG Holdings, are delegated, with certain exceptions, to the Nominating Committee of Beneficient Management, of which an executive of a Related Entity is a member and Chairman. In the event of a tie vote of the Nominating Committee on a vote for the removal of a director, the Chairman of the Nominating Committee may cast the tie-breaking vote.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Services Agreement with Bradley Capital Company, L.L.C.

Ben LP is the general partner of BCH and together they entered into an agreement with Bradley Capital Company, L.L.C. (“Bradley Capital”) and BMC effective June 1, 2017 (the “Bradley Capital Agreement”). Bradley Capital is indirectly owned by a Related Entity. Under the Bradley Capital Agreement, Bradley Capital is entitled to a current base fee of $0.4 million per quarter for executive-level services provided by an executive of Bradley Capital, who is Beneficient’s Chief Executive Officer and Chairman of GWG Holdings’ and Beneficient Management’s board of directors, together with a current supplemental fee of $0.2 million per quarter for administrative and financial analysis, subject to an annual inflation adjustment. The base fee may be increased up to two times the initial base fee per quarter if the scope of the services is expanded with the approval of the Executive Committee of the board of Beneficient Management, of which an executive of a Related Entity is a member and Chairman. An executive of a Related Entity receives an annual salary from the Company of $0.2 million and both an executive of a Related Entity and other employees of Bradley Capital can participate in equity incentive plans sponsored by the Company. The Bradley Capital Agreement also includes a payment from Ben LP of $0.2 million per year, paid quarterly, to cover ongoing employee costs for retired and/or departed employees of predecessor entities prior to September 1, 2017, which on-going costs were assumed by Bradley Capital, as well as a further payment to Bradley Capital in respect of the cost of health and retirement benefits for current employees of Bradley Capital all of which are reimbursed by Ben LP. Ben LP is also required to reimburse Bradley Capital for out-of-pocket expenses incurred by Bradley Capital employees, including reimbursement for private travel including the family members of a designated executive of a Related Entity for both business and personal use. The Bradley Capital Agreement requires Ben LP to reimburse Bradley Capital or its affiliates for taxes, fees, and expenses, including legal fees and related costs, relating to the contributions by affiliates of Bradley Capital of equity or debt interests in Ben LP to public charitable trusts in connection with the Exchange Trusts, as well as the contribution of beneficial interests in client trusts administered by Beneficient. Additionally, the Company provides office space and access to needed technology systems and telephony services. Payments by Ben LP to Bradley Capital and its affiliates are guaranteed and subject to enforcement by the state courts in Delaware in the event of default. The Bradley Capital Agreement extends through July 2021, with an annual one-year renewal provision thereafter. The Bradley Capital Agreement may be terminated by unanimous approval of the Executive Committee of the board of Beneficient Management of which an executive of a Related Entity is a member, or without such approval if the Related Entity no longer holds $10.0 million of Ben’s securities.

Relationship with Beneficient Holdings, Inc.

The Beneficient Company Group (USA), L.L.C. (“Beneficient USA”), a subsidiary of BCH, entered into a Services Agreement with BHI effective July 1, 2017 (the “BHI Services Agreement”). BHI is indirectly owned by a Related Entity and is an affiliate of Beneficient. BHI pays an annual fee of $30 to Ben LP for the provision of trust administration services for a Related Entity and all trusts affiliated with its family trustee as that term is defined in the governing documents for a Related Entity. Beneficient USA also is required to provide any other services requested by BHI, subject to any restrictions in the operating agreement of BHI, at cost. The term of the BHI Services Agreement extends for the longer of (i) five years past the expiration or termination of the Bradley Capital Agreement, or (ii) seven years after the family trustee of the Related Entity is no longer a primary beneficiary of any trust affiliated with the family trustee.

BHI owns the majority of the Class S Ordinary Units, Preferred Series A Subclass 1 Unit Accounts, and FLP Subclass 1 Unit Accounts issued by BCH. Additionally, Ben LP, through its subsidiary, BCC, was the borrower of $72.0 million from BHI under the second lien credit agreement discussed in Note 14 that was subsequently assigned to HCLP.

Administrative Services Agreement between Constitution Private Capital Company, L.L.C. (“Constitution”) and Beneficient USA

Constitution is an entity owned 50.5% by a Related Entity and 49.5% by an entity controlled by our board of directors. It was founded in 1986 and acquired by a Related Entity in 1996. Constitution currently manages three private equity fund-of-funds. Effective January 1, 2017, Constitution entered into an Administrative Services Agreement (the “ASA”) with Beneficient USA, which is wholly owned by BACC and a subsidiary of BCH, whereby Beneficient USA provides personnel to administer the portfolio assets advised by Constitution. Under the ASA, Constitution pays to Beneficient USA a monthly fee equal to .01% of the month-end net assets of its portfolio. The ASA automatically renews on an annual basis and may be terminated at any time by Constitution. Beneficient USA may only terminate the ASA in the event of a breach by Constitution.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred Provider Liquidity Agreement with Constitution

In May 2019, BCC entered into an agreement with Constitution (the “Preferred Liquidity Provider Agreement”) under which at Constitution’s option, BCC will provide liquidity to alternative asset funds sponsored by Constitution at an advance rate of not less than 82% of NAV, to the extent such funds meet certain specified qualifications. For a fund to qualify for the liquidity option, it must, among other things, hold investments that were approved or deemed approved by BCC at the time a fund makes such investments. BCC is required to provide liquidity in any combination, at its discretion, of cash, U.S. exchange traded funds registered under the Investment Company Act of 1940, or securities traded on a national securities exchange. BCC’s obligation under the Preferred Liquidity Provider Agreement is guaranteed by Ben LP and BCH. The Preferred Provider Liquidity Agreement may be terminated solely by mutual consent of Ben and Constitution. Ben and Constitution have not contracted for any liquidity under this agreement through December 31, 2019.

Relationship with The Heppner Endowment for Research Organizations, L.L.C. and Research Ranch Operating Company, L.L.C (collectively “HERO”).

HERO is owned indirectly by a Related Entity. Its purposes are (i) to serve as an advisor to National Philanthropic Trust (“NPT”), an unrelated third-party charitable organization, regarding the disbursement of research grants to qualifying organizations, (ii) to serve as an advisor to NPT regarding the administration of charitable contributions made for the benefit of multiple Texas universities and (iii) to provide funding and operational support for the research activities conducted by those Texas universities. Both HERO and the charitable organizations administered by NPT (the beneficiaries of which are multiple Texas universities) receive proceeds from trusts settled and funded by clients of Beneficient. The funding received by NPT is used to fund the research projects of the Texas universities. The funding received by HERO may be used, in HERO’s discretion, to (i) provide appropriate facilities and properties for the Texas universities to utilize as part of their research endeavors (those properties and facilities being owned by a Related Entity), and (ii) provide fee revenue to HERO. HERO is granted such rights and authority pursuant to trust instruments entered into between a client and subsidiaries of Beneficient as well as an agreement between HERO and NPT. Beneficient’s subsidiaries provide financing to the trusts established by the clients and Beneficient is paid as an agent of the trustees for administrative services it provides to the trusts.

Relationship with Hicks Holdings L.L.C.

Hicks Holdings L.L.C. (“Hicks Holdings”), an entity related to Thomas O. Hicks, who is a Beneficient Management and GWG Holdings director, owns a Preferred Series A Subclass 1 Unit Account and Class S Ordinary Units issued by BCH with a total initial balance of $60.4 million. Hicks Holdings was granted its Preferred Series A Subclass 1 Unit Account and Class S Ordinary Units as compensation for services provided under a previous advisory and consulting services agreement between Beneficient and Hicks Holdings which terminated on June 30, 2018.

Services provided by representatives of Ben and the trusts associated with the loans

An independent party currently serves as trustee for the LiquidTrusts and certain of the other trusts in the associated EXAlt PlanTM that are created at origination for each of our loans. Beneficient earns administration fees (for providing administrative serves to the trustee) and interest income from these trusts. Previously, an employee of Beneficient and another individual served as co-trustees for these trusts. The employee received no compensation for their services as co-trustee.

(26) Subsequent Events

In December 2019, a novel strain of coronavirus (“COVID-19”) was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The extent of COVID-19’s effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on the Company’s business. However, if the pandemic continues to evolve into a severe worldwide health crisis, the disease could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Subsequent to December 31, 2019 through March 23, 2020, policy benefits on 18 policies covering 15 individuals have been realized. The face value of insurance benefits of these policies was $24.2 million.

Subsequent to December 31, 2019 through March 23, 2020, we have issued approximately $105.0 million of L Bonds.

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

As of December 31, 2019, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 during the fourth quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision of the Audit Committee of the Board of Directors and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management concluded that our internal control over financial reporting as of December 31, 2019 was effective.

The Company’s independent registered public accounting firm has audited the Company’s internal control over financial reporting as of December 31, 2019, as stated in the Report of Independent Registered Public Accounting Firm, appearing under Item 8.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following paragraphs provide information as of the date of this report about each of our current directors and executive officers.

We currently have two “executive officers” as defined by the SEC. Our bylaws permit a maximum of fifteen directors, and our board of directors currently consists of nine members. The table below presents our executive officers and directors:

Name	Age	Positions
Murray T. Holland	66	President and Chief Executive Officer
Timothy L. Evans	40	Chief Financial Officer
Brad K. Heppner(1)	54	Director, Chairman of the Board
Roy W. Bailey(2)	66	Director
Peter T. Cangany, Jr.(1)	62	Director
David F. Chavenson(3)	67	Director
Thomas O. Hicks(1)	74	Director
Dennis P. Lockhart(3)	73	Director
Bruce W. Schnitzer(1)	75	Director
Roger T. Staubach(1)	78	Director
David H. de Weese(1)	77	Director

(1)	Appointed to our Board of Directors upon the closing of the Purchase and Contribution Transaction, which occurred on April 26, 2019.
(2)	Appointed to our Board of Directors on March 16, 2020

(3)	Appointed to our Board of Directors on May 13, 2019.

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

Timothy L. Evans joined the Company as Chief Integration Officer on May 6, 2019, and was appointed Chief Financial Officer on August 15, 2019. Prior to joining GWG Holdings, Inc., Mr. Evans was Chief of Staff for Ben LP, where he had also served as Vice President and Deputy General Counsel since February 2018. Prior to joining Ben LP, Mr. Evans was an attorney for the United States Securities and Exchange Commission for six years, where he served as a trial attorney and a counsel to the Director of Enforcement. Mr. Evans was an associate in the Dallas office of Thompson & Knight LLP for four years before joining the Securities and Exchange Commission. He received his Juris Doctorate, summa cum laude, from the University of Arkansas School of Law in 2008. Prior to practicing as an attorney, Mr. Evans was an accountant for three years with SMG, a public facility management company. He previously held an Arkansas CPA license but is not currently licensed by the Arkansas State Board of Public Accountancy. He graduated from the University of Illinois at Urbana-Champaign with a Bachelor of Arts – Economics in 2001.

Roy W. Bailey has served as the CEO of Bailey Deason Capital Interests, LLC since 2012. Prior to serving as CEO of Bailey Deason Capital Interests, LLC, Mr. Bailey served in similar management roles with Giuliani Partners LLC and Hicks Holdings, LLC. He began his career in the insurance and the insurance finance industry. In addition to founding and owning Bailey Insurance Associates from 1983 – 1996, one of the largest single principal-owned agencies in Dallas at the time, he was also the co-founder and CEO of Premium Finance Holdings (PFH) from 1997 – 2001, which was later sold to Texas Capital Bank. Mr. Bailey received his BBA from Southern Methodist University in Dallas, Texas in 1976.

Peter T. Cangany, Jr. joined Ernst & Young, LLP (“EY”) in 1980 upon graduating college and retired from the firm in 2017. Mr. Cangany became an EY partner in 1993 and, during his tenure, worked in EY’s Indianapolis office 1980 – 1987, Seattle office 1987 – 2004, San Antonio office 2004 – 2011, and New York and Bermuda offices 2011 – 2017. At EY, Mr. Cangany specialized in working with insurance entities, primarily property, casualty and reinsurance, and has as a strong working knowledge of the life settlement industry. He also worked closely with Beneficient during its early formation on various accounting and consolidation matters. During his 37 years with EY, Mr. Cangany served as the engagement partner on several large public and non-public nationally recognized companies. He held numerous leadership positions at EY, including area insurance practice leader for the Pacific Northwest, Southwest, and BBC (Bermuda, Bahamas, Caymans) and Office Managing Partner for EY’s Seattle and Bermuda offices. Mr. Cangany serves on the Board of Trustees – Franklin College of Indiana (2009–present) and is the Finance Committee Chair (and previously Audit Committee Chair). Mr. Cangany earned a B.A. in Accounting from Franklin College and an M.B.A. from Texas A&M University.

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

Classification of Directors

In early 2019, our Board of Directors and stockholders approved an amendment to our bylaws that established a classified Board of Directors in which directors are divided into three classes, to be designated as Class I, Class II and Class III. Each class will serve staggered, three year terms. The terms of office of Class II directors will expire at the annual meeting of stockholders to be held in 2020. The terms of office of the Class III directors will expire at the annual meeting of stockholders to be held in 2021. The terms of office of the Class I directors will expire at the annual meeting of stockholders to be held in 2022.

The following chart sets forth the three classes of directors.

Director	Class	Expiration of Initial Term of Director
Brad K. Heppner	Class I	2022
Thomas O. Hicks	Class I	2022
Roy W. Bailey	Class I	2022
Bruce W. Schnitzer	Class II	2020
Roger T. Staubach	Class II	2020
Dennis P. Lockhart	Class II	2020
Peter T. Cangany, Jr.	Class III	2021
David H. de Weese	Class III	2021
David F. Chavenson	Class III	2021

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

Board Committees

Our Board of Directors has an Audit Committee, Compensation Committee and a Special Committee. The full board currently conducts the activities of the nominating committee. Each of the Audit Committee and the Compensation Committee has a written charter, a copy of each of which is available at our website at www.gwgh.com. Our Audit Committee and Compensation Committee each comply with the listing requirements of The NASDAQ Marketplace Rules taking into account our reliance on certain exceptions for “controlled companies” as described in Item 13 — Certain Relationships and Related Transactions, and Director Independence — Director Independence.

Audit Committee

The Audit Committee currently consists of three members: Peter T. Cangany, Jr. (Chair), David F. Chavenson and Roy W. Bailey. All members are financially literate and are independent directors under the NASDAQ Marketplace Rules, and SEC audit committee structure and membership requirements. Further, the Board has determined that Mr. Cangany is an “audit committee financial expert” as defined by applicable regulations of the SEC and is “independent” under the NASDAQ Marketplace Rules.

Compensation Committee

Our Compensation Committee consists of two members: Roy W. Bailey, Thomas O. Hicks and Dennis P. Lockhart. Our Compensation Committee is charged with oversight responsibility for the adequacy and effectiveness of our executive compensation and benefit plans and is primarily responsible for all matters relating to compensation of our executive officers and the directors, the adoption of all employee compensation and employee benefit plans and the administration of such plans including granting stock incentives or other benefits, and the review and approval of disclosures regarding executive compensation included in our SEC reports. Our Compensation Committee has the authority to obtain advice and assistance from external legal, accounting or other advisors, and has the authority to retain, terminate and approve the fees payable to any external compensation consultant to assist in the evaluation of director and senior executive compensation. However, any services to be rendered by our independent registered public accounting firm shall be pre-approved by the Audit Committee if required under our policy regarding pre-approval of such services.

Special Committee

Our Special Committee consists of three members: Roy W. Bailey, Peter T. Cangany, Jr. and David F. Chavenson. The Special Committee is a committee of the Board comprised solely of directors independent of Beneficient that was formed primarily for the purpose of considering and, if deemed appropriate, approving company transactions with or involving Beneficient.

Ability of Stockholders to Communicate with our Board of Directors

Our Board of Directors has established several means for stockholders and others to communicate with our Board of Directors. If a stockholder has a concern regarding our financial statements, accounting practices or internal controls, the concern should be submitted in writing to the Chair of our Audit Committee in care of our Secretary at the address of our principal executive offices. If the concern relates to our governance practices, business ethics or corporate conduct, the concern should be submitted in writing in care of our Secretary at the address of our principal executive offices. If a stockholder wishes to provide input with respect to our executive compensation policies and programs, input should be submitted in writing to the Chair of our Compensation Committee in care of our Secretary at the address of our principal executive offices. If a stockholder is unsure as to which category the concern relates, the stockholder may communicate it to any one of the independent directors in care of our Secretary at the address of our principal executive offices. All stockholder communications sent in care of our Company Secretary will be forwarded promptly to the applicable director(s).

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file electronically reports of ownership and changes in ownership of such securities with the SEC. Based on review of the copies of Forms 3 and 4 and amendments thereto filed electronically with the SEC during the year ended December 31, 2019 and Forms 5 and amendments thereto filed electronically with the SEC with respect to such year, or written representations that no Forms 5 were required, we believe all required forms have been filed by our officers, directors and greater than ten percent beneficial owners; however, Initial Statements of Beneficial Ownership on Form 3 required to be filed on or prior to May 6, 2019 were filed by on May 7, 2019 by Murray T. Holland; on May 8, 2019 by Michelle Caruso-Cabrera, David H. de Weese, David H. Glaser, Brad K. Heppner, Bruce W. Schnitzer, Roger T. Staubach, and Sheldon I. Stein; and on May 9, 2019 by Peter T. Cangany, Jr.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees and all of our officers (specifically including but not limited to the principal executive officer (CEO), principal financial officer (CFO) and other members of management). Our Code of Business Conduct and Ethics satisfies the requirements of Item 406(b) of Regulation S-K. Our Code of Business Conduct and Ethics is available on our Internet website at www.gwgh.com.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for the 2018 and 2019 years awarded to or earned by: (i) each individual who served as the principal executive officer of GWG Holdings during 2019; (ii) the two most highly compensated executive officers of GWG Holdings who were serving as executive officers at the end of 2019 and who received more than $100,000 in the form of salary and bonus during such year; and (iii) up to two additional individuals for whom disclosure would have been required under (ii) above but for the fact that the individual was not serving as an executive office of GWG Holdings at the end of 2019. These individuals are referred to as our “named executives.”

Name and Principal Position	Year	Salary	Bonus(5)	Stock Awards(1)	Option Awards(1)	Total
Murray T. Holland	2019	$440,000	$637,500	$—	$—	$1,077,500
Chief Executive Officer(2)	2018	$—	$—	$—	$—	$—

Jon R. Sabes	2019	$387,692	$751,350	$—	$—	$1,139,042
Former Chief Executive Officer(2)	2018	$491,546	$1,015,603	$—	$—	$1,507,149

Timothy L. Evans	2019	$261,539	$326,750	$—	$—	$588,289
Chief Financial Officer(3)	2018	$—	$—	$—	$—	$—

William B. Acheson	2019	$320,000	$2,123,400	$—	$—	$2,443,400
Former Chief Financial Officer(3)	2018	$320,000	$693,353	$757,702	$—	$1,771,055

Steven F. Sabes	2019	$140,966	$35,241	$—	$—	$176,207
Former Chief Operating Officer – Life Epigenetics Inc. and Secretary(4)	2018	$208,246	$54,343	$—	$—	$262,589

(1)	Amounts shown reflect the grant date fair value of stock awards and option awards granted for the respective year pursuant to the 2013 Stock Incentive Plan, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. For a discussion of the assumptions used in calculating the grant date fair value of stock awards and option awards made in 2019, see Note 16 to our consolidated financial statements.
(2)	On April 26, 2019, and in connection with the closing of the Purchase and Contribution Transaction, Jon R. Sabes resigned as the Company’s Chief Executive Officer and from all officer positions he held with the Company or any of its subsidiaries prior to the Closing, other than his position as Chief Executive Officer of the Company’s technology focused previously wholly-owned subsidiaries, Life Epigenetics Inc. (“Life Epigenetics”) and youSurance General Agency, LLC (“youSurance”). Murray T. Holland was appointed as Chief Executive Officer on April 26, 2019 with an annual base salary of $650,000.
(3)	Mr. Acheson ceased serving as Chief Financial Officer on August 15, 2019, and Mr. Evans was appointed Chief Financial Officer on the same date with an annual base salary of $400,000.
(4)	On April 26, 2019, and in connection with the closing of the Purchase and Contribution Transaction, Steven F. Sabes resigned from all officer positions he held with the Company or any of its subsidiaries prior to the Closing, except as Chief Operating Officer of Life Epigenetics.
(5)	The bonus amount for Mr. William B. Acheson includes $1,500,000 in incentives paid pursuant to the Purchase and Contribution Agreement described below under “Employment Agreements and Change-in-Control Provisions”.

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

Employment Agreements and Change-in-Control Provisions

As of December 31, 2019, our named executives held the following positions: Mr. Murray T. Holland, Chief Executive Officer; and Mr. Timothy L. Evans, Chief Financial Officer. Mr. Jon R. Sabes, former Chief Executive Officer and Chairman of the Board of Directors, Mr. William B. Acheson, former Chief Financial Officer, and Mr. Steven F. Sabes, former Chief Operating Officer - Life Epigenetics Inc. Messrs. Jon R. Sabes, Steven F. Sabes and William B. Acheson were not serving as executive officers of the Company at December 31, 2019.

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

Under their respective employment agreements during 2019, Mr. Jon R. Sabes received an annual base salary of $480,000 and Mr. Steven F. Sabes received an annual base salary of $200,000. Mr. Acheson received an annual base salary of $320,000. The employment agreements contain customary provisions prohibiting the executives from soliciting our employees for a period of 12–18 months after any termination of employment, and from competing with our Company for either two years (if the executive is terminated for good cause or if he resigns without good reason) or one year (if we terminate the executive’s employment without good cause or if he resigns with good reason which includes a change in control). If an executive’s employment is terminated by us without “good cause” or if the executive voluntarily resigns with “good reason”, then the executive will be entitled to (i) severance pay for a period of 12 months and (ii) reimbursement for health insurance premiums for his family if he elects continued coverage under COBRA.

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

On November 28, 2018, the Company entered into restricted stock unit agreement with Mr. William B. Acheson pursuant to which Mr. Acheson received a grant of 73,348 restricted stock units. The grant was intended to be effective as of August 10, 2018. Each restricted stock unit entitled Mr. Acheson to receive one share of the Company’s common stock upon vesting, subject to remaining continuously employed by the Company or one of its subsidiaries through the applicable vesting date. The number of restricted stock units was increased by 14,336 as a result of dividend equivalent rights associated with the shares underlying the grant. One half of the restricted stock units vested on the grant date, with the remainder scheduled to vest in equal quarterly installments on each three month anniversary of the intended effective date of the grant. The vesting of all remaining unvested restricted stock units accelerated upon the closing of the Purchase and Contribution Transaction.

On April 26, 2019, and in connection with the closing of the Purchase and Contribution Transaction, (i) Jon R. Sabes resigned as the Company’s Chief Executive Officer and from all officer positions he held with the Company or any of its subsidiaries prior to the closing, other than his position as Chief Executive Officer of the Company’s technology focused wholly owned subsidiaries, Life Epigenetics Inc. (“Life Epigenetics”) and youSurance General Agency, LLC (“youSurance”), and (ii) Steven F. Sabes resigned as the Company’s Executive Vice President of Originations and Servicing and from all officer positions he held with the Company or any of its subsidiaries prior to the closing, except as Chief Operating Officer of Life Epigenetics. The resignations of Messrs. Jon and Steven Sabes included a full waiver and forfeit of (i) any severance that may be payable by the Company or any of its subsidiaries in connection with such resignations or the Purchase and Contribution Transaction and (ii) all equity awards of the Company currently held by either of them.

As contemplated by the Purchase and Contribution Agreement, the Company entered into performance share unit agreements (each a “PSU Agreement”) with certain employees of the Company pursuant to which such employees will receive a bonus under certain terms and conditions, including, among others, that such employees remain employed by the Company or one of its subsidiaries (or, if no longer employed, such employment was terminated by the Company other than for cause, as such term is defined in the PSU Agreement) for a period of 120 days following the closing of the Purchase and Contribution Transaction. The Company’s PSU Agreement with William B. Acheson, the Company’s Chief Financial Officer, was entered into on April 22, 2019 and provides for a target award grant of 125,000 performance share units, which equates to a retention bonus amount of $1,500,000. The description of the form of PSU Agreement is not complete and is qualified in its entirety by reference to the full text of the form of PSU Agreement which filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 26, 2019 and incorporated by reference herein.

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

The above descriptions of our employment agreement and PSU Agreement with Mr. Holland are not complete and are qualified in its entirety by reference to the full text of such agreements which are incorporated by reference as Exhibits 10.18 and 10.19, respectively, to this Report.

On August 15, 2019, Timothy L. Evans was appointed as our Chief Financial Officer and Treasurer, replacing William B. Acheson. Mr. Acheson remained employed by the Company on an interim basis as an Executive Vice President, to assist in the transition of his prior duties and responsibilities to Mr. Evans. Mr. Evans is employed pursuant to an unwritten employment arrangement under which he receives a base salary of $400,000 per year. We are in the process of finalizing a written employment agreement with Mr. Evans.

On November 19, 2019, we entered into a Transition and Separation Agreement (the “Transition Agreement”) with William B. Acheson that governed Mr. Acheson’s continued employment with the Company on an at-will basis as Executive Vice President and Advisor to the Chief Executive Officer. Under the Transition Agreement, which replaced his prior employment agreement dated June 28, 2017, Mr. Acheson was entitled to an annual base salary of $320,000. If Mr. Acheson remained employed with the Company through December 31, 2019, he was entitled to receive his target incentive cash bonus for the second half of 2019 in the amount of $160,000. Mr. Acheson was also entitled to participate in all employee benefit plans and programs made available by the Company to the Company’s executive employees generally. Upon termination of Mr. Acheson’s employment with the Company for any reason, he was entitled to severance pay in an amount equal to his annual base salary, and was entitled to receive a pro-rated portion of the target amount of his annual cash bonus for the year in which termination occurs. The Transition Agreement provided for the payment of such amounts in a lump sum within 30 days after the date of the termination. In addition, the Company agreed to pay the full cost of health, dental and vision insurance coverage for 12 months following termination or, if earlier, until he is eligible to obtain replacement coverage. Mr. Acheson’s employment with the Company terminated on December 31, 2019.

The Transition Agreement also acknowledged that outstanding and currently-vested stock options held by Mr. Acheson will not terminate as a result of the termination of Mr. Acheson’s employment and, instead, will remain outstanding and exercisable through the full original term thereof. The post-termination exercise period of such options was previously extended in conjunction with the Purchase and Contribution Transaction.

2013 Stock Incentive Plan

We maintain the GWG Holdings, Inc. 2013 Stock Incentive Plan, under which 6,000,000 shares of our common stock have previously been approved for issuance. The 2013 Stock Incentive Plan permits the grant of both incentive and non-statutory stock options. Through December 31, 2019, we had issued stock options, SARs and Restricted Stock Units (hereinafter, “options”) for 2,593,919 shares of common stock to employees, officers, directors, and consultants under the plan. As of December 31, 2019, (i) 1,647,485 shares are reserved for issuance under outstanding options, of which 874,086 options have vested and the remaining outstanding are scheduled to vest over three years, (ii) 261,681 shares have been issued upon the exercise of options granted under the 2013 Stock Incentive Plan, and (iii) 3,406,081 shares remain available for issuance of future incentive grants. The Board of Directors adopted the 2013 Stock Incentive Plan to provide a means by which our employees, directors, officers and consultants may be granted an opportunity to purchase our common stock, to assist in retaining the services of such persons, to secure and retain the services of persons capable of filling such positions and to provide incentives for such persons to exert maximum efforts for our success.

Outstanding Equity Awards at Year End

As of December 31, 2019, our named executives had the following outstanding options to purchase common stock:

	OPTION AWARDS				STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
William B. Acheson	1,667	—	$6.00	12/29/2025	—	—
	1,667	—	$6.35	4/29/2026	—	—
	1,667	—	$6.41	5/13/2026	—	—
	6,250	—	$10.38	4/18/2027	—	—
	145,000	—	$10.20	6/29/2027	—	—

Messrs. Jon and Steven Sabes forfeited all equity awards of the Company held by without compensation in connection with the closing of the Purchase and Contribution Transaction.

Director Compensation

The following table sets forth the cash and non-cash compensation awarded to or earned by each individual who served as a member of our Board of Directors during the year ended December 31, 2019.

Director’s Name	Fees Earned or Paid in Cash 2019	Stock Awards(1)	Total
Murray T. Holland(2)	$—	$—	$—
Brad K. Heppner(2)	68,132	75,000	143,132
Peter T. Cangany, Jr. (2)	78,352	75,000	153,352
David F. Chavenson (3)	107,327	75,000	182,327
Thomas O. Hicks (2)	71,132	75,000	146,132
Dennis P. Lockhart (3)	64,805	75,000	139,805
Bruce W. Schnitzer (2)	68,132	75,000	143,132
Roger T. Staubach (2)	68,132	75,000	143,132
Kathleen J. Mason (3)(4)	104,827	75,000	179,827
Michelle Caruso-Cabrera (2)(5)	80,602	75,000	155,602
Richard W. Fisher (2)(6)	47,021	75,000	122,021
David H. Glaser (2)(6)	49,548	75,000	124,548
Sheldon I. Stein (2)(6)	54,820	75,000	129,820
Bruce E. Zimmerman (2)(6)	51,723	75,000	126,723
David H. deWesse (2)	75,000	75,000	150,000
Jon R. Sabes (7)	—	—	—
Steven F. Sabes (7)	—	—	—
David H. Abramson (7)	174,000	—	174,000
Thomas J. Donohue, Jr. (7)	181,800	—	181,800
Shawn R. Gensch (7)	166,800	—	166,800
Jeffrey L. McGregor (7)	169,200	—	169,200
Mark E. Schwarzmann (7)	$166,800	$—	$166,800

(1)

Amounts shown reflect the grant date fair value of restricted stock awards granted during 2019, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. The $75,000 noted in the table above for those specific directors reflects 8,169 awards granted on June 18, 2019 with a grant date value of $9.18 per share.

(2)	Such director commenced serving as a member of the Board of Directors at the April 16, 2019 closing of the Purchase and Contribution Transaction.
(3)	Such director commenced serving as a member of the Board of Directors on May 13, 2019.
(4)	Such director ceased serving as a member of the Board of Directors on March 2, 2020.
(5)	Such director ceased serving as a member of the Board of Directors on February 21, 2020.
(6)	Such director ceased serving as a member of the Board of Directors on October 15, 2019.
(7)	Such director ceased serving as a member of the Board of Directors at the April 16, 2019 closing of the Purchase and Contribution Transaction.

During 2019, prior to April 15, 2019, each independent board member received base compensation of $6,000 per quarter. In addition, the chairman of the audit committee received an additional $4,800 per quarter. The chairmen of the Compensation Committee and the Corporate Governance Committee, prior to its dissolution, each received an additional $2,400 per quarter. Also, each non-chair member of committees received an additional $1,200 per quarter.

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

On June 18, 2019, the Company entered into restricted stock unit agreements with each non-employee director of the Company pursuant to which each received a grant of 8,169 restricted stock units. Each restricted stock unit entitles the holder thereof to receive one share of the Company’s common stock upon vesting on the one year anniversary of the grant date, subject remaining a member of the Board and/or employed by or engaged as a consultant to the Company or one of its subsidiaries through such date, and subject to accelerated vesting in certain circumstances. Holders of restricted stock units are also entitled to dividend equivalent rights with respect to the shares underlying the grants.

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

The description of the form of Indemnification Agreement and the restricted stock unit agreements set forth above are not complete and is qualified in its entirety by reference to the full text of the form of Indemnification Agreement and the form of restricted stock unit agreement which are filed as Exhibit 10.17 and Exhibit 10.24 to this Annual Report on Form 10-K, respectively, and are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans

We maintain our 2013 Stock Incentive Plan. The purpose of the 2013 Stock Incentive Plan is to provide a means by which our employees, directors, officers and consultants may be granted an opportunity to purchase our common stock, to assist in retaining the services of such persons, to secure and retain the services of persons capable of filling such positions and to provide incentives for such persons to exert maximum efforts for our success. 6,000,000 shares of our common stock have been approved for issuance under the 2013 Stock Incentive Plan, of which 3,406,081 shares remained available for issuance pursuant to future grants at December 31, 2019.

The 2013 Stock Incentive Plan was approved by our stockholders. The following table sets forth certain information as of December 31, 2019 with respect to securities authorized for issuance under compensation arrangements.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b) ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plan approved by stockholders:
Stock Options	905,381	$9.05	N/A
Stock Appreciation Rights	375,625	$9.25	N/A
Restricted Stock Units	244,083	N/A	N/A
2013 Stock Incentive Plan Total	1,525,089	$9.11	3,406,081

Beneficial Ownership

The following table sets forth certain information regarding beneficial ownership of the our common stock as of March 23, 2020 for (i) each person known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our current directors and executive officers, (iii) all named executive officers and directors as a group, and (iv) each other named executive officer identified in the Summary Compensation Table. Unless otherwise indicated, the address of each of the following persons is 325 North St. Paul Street, Suite 2650, Dallas, TX 75201, and each such person has sole voting and investment power with respect to the shares of common stock set forth opposite such person’s name. Percentage ownership in the table below is based on 33,035,249 shares of the Company’s common stock outstanding as of March 24, 2020.

Except as otherwise indicated in the table or its footnotes, the persons in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.

Name	Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Executive Officers:
Murray T. Holland(1)	25,913,516	78.4%
Timothy L. Evans	—	—

Non-Employee Directors:
Brad K. Heppner(2)	2,500,000	7.6%
Roy W. Bailey	—	—
Peter T. Cangany, Jr.	—	—
Michelle Caruso-Cabrera	—	—
David F. Chavenson	—	—
Thomas O. Hicks(3)	1,452,155	4.4%
Dennis P. Lockhart	—	—
Kathleen J. Mason	—	—
Bruce W. Schnitzer	—	—
Roger T. Staubach	—	—
David H. de Weese	—	—
All current directors and officers as a group	29,865,671	90.4%

Other Named Executive Officers:
William B. Acheson(4)	156,251	*
Jon R. Sabes(5)	—	—
Steven F. Sabes(6)	—	—

Other 5% Beneficial Owners:
Seller Trusts(7)	25,913,516	78.4%
Beneficient Company Holdings, L.P.(8)	2,500,000	7.6%
AltiVerse Capital Markets, L.L.C.(9)	1,452,155	4.4%

* Less	than one percent
(1)	Includes 25,913,516 shares of Common Stock held by the Seller Trusts. Murray T. Holland is one of the trust advisors to the Seller Trusts; the other trust advisor, James E. Turvey, is an individual unrelated to Mr. Holland. Mr. Holland and Mr. Turvey have shared decision-making authority with respect to each of the Seller Trusts, including shared voting power and shared dispositive power over the shares of Common Stock held by each of the Seller Trusts. Mr. Holland has an indirect pecuniary interest in the shares of Common Stock held by the Seller Trusts resulting from his ownership interest in 30% of the outstanding membership interests of MHT Financial, LLC (“MHT”), the sole beneficiary of each of the Seller Trusts. Consequently, to the extent that MHT, as beneficiary, receives proceeds from the sale of Common Stock and Seller Trust L Bonds, as contemplated by the Master Agreement, in excess of its contractual obligations, Mr. Holland would have a right to his pro rata share of any distribution of such proceeds if and when made by MHT to its members. There can be no assurance (i) that MHT will receive any proceeds in excess of its contractual obligations, (ii) as to the amount of any such excess, or (iii) that any distribution of such excess will be distributed to members of MHT, including Mr. Holland. Mr. Holland disclaims beneficial ownership of the shares of Common Stock held by the Seller Trusts except to the extent of the pecuniary interest therein described above.
(2)	Includes 2,500,000 shares of Common Stock held by Beneficient Capital Company, L.L.C., a Delaware limited liability company (“BCC”). BCC is a wholly-owned subsidiary of Beneficient Company Holdings, L.P., a Delaware limited partnership (“BEN Holdings”). BEN Holdings is also the managing member of BCC. BEN Holdings is controlled by its general partner, The Beneficient Company Group, L.P., a Delaware limited partnership (“BEN LP”). BEN LP is controlled by its general partner, Beneficient Management, L.L.C., a Delaware limited liability company (“BEN Management”). Brad K. Heppner serves as Director, Chairman and Chief Executive Officer of BEN Management. As a result, Mr. Heppner may be deemed to beneficially the shares of Common Stock owned by BCC. Mr. Heppner disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.
(3)	Includes 1,452,155 shares of Common Stock held by AltiVerse Capital Markets, L.L.C. (“AltiVerse”). AltiVerse is a Delaware limited liability company for which Hicks Holdings Operating LLC, a Delaware limited liability company (“Hicks Holding”), serves as Manager. Thomas O. Hicks serves as sole manager of Hicks Holdings. As a result, Mr. Hicks may be deemed to beneficially own the shares of Common Stock owned by AltiVerse. Mr. Hicks disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. All 1,452,155 shares held by AltiVerse have been pledged as collateral to secure our obligations under our L Bonds pursuant to the Amended and Restated Pledge and Security Agreement dated October 23, 2017.
(4)	Shares reflected in the table include 156,251 of vested stock options currently exercisable or vesting within 60 days granted pursuant to our 2013 Stock Incentive Plan.
(5)	On April 26, 2019, and in connection with the closing of the Purchase and Contribution Transaction, Jon R. Sabes resigned as the Company’s Chief Executive Officer and from all officer positions he held with the Company or any of its subsidiaries prior to the Closing, other than his position as Chief Executive Officer of the Company’s technology focused wholly owned subsidiaries, Life Epigenetics and youSurance.

(6)	On April 26, 2019, and in connection with the closing of the Purchase and Contribution Transaction, Steven F. Sabes resigned from all officer positions he held with the Company or any of its subsidiaries prior to the Closing, except as Chief Operating Officer of Life Epigenetics.
(7)	The business address of the Seller Trusts is 325 North St. Paul Street, Suite 4850, Dallas, Texas 75201. On January 12, 2018, we entered into a Master Exchange Agreement (the “Master Exchange Agreement”) pursuant to which we agreed to engage in a strategic transaction (the “Exchange Transaction”) with Beneficient and certain other parties (the “Seller Trusts”), in which the parties agreed to an exchange of certain assets. The Seller Trusts are a group of individual common law trusts that received shares of Common Stock in the Exchange Transaction. The trustee of each of the Seller Trusts is Delaware Trust Company. The trust advisors of each trust are two individuals unrelated to each other, James E. Turvey and Murray T. Holland, who have sole decision-making authority with respect to each trust. The beneficiary of each of the Seller Trusts is MHT Financial, LLC. The current members of MHT Financial, LLC are Shawn T. Terry and Mike McGill. The names of the various trusts comprising the Seller Trusts are as follows: The LT-1 Exchange Trust, The LT-2 Exchange Trust, The LT-3 Exchange Trust, The LT-4 Exchange Trust, The LT-5 Exchange Trust, The LT-6 Exchange Trust, The LT-7 Exchange Trust, The LT-8 Exchange Trust, The LT-9 Exchange Trust, The LT-12 Exchange Trust, The LT-14 Exchange Trust, The LT-15 Exchange Trust, The LT-16 Exchange Trust, The LT-17 Exchange Trust, The LT-18 Exchange Trust, The LT-19 Exchange Trust, The LT-20 Exchange Trust, The LT-21 Exchange Trust, The LT-22 Exchange Trust, The LT-23 Exchange Trust, The LT-24 Exchange Trust, The LT-25 Exchange Trust and The LT-26 Exchange Trust.
In connection with the Exchange Transaction, the Company and the Seller Trusts entered into a Stockholders Agreement, which provides (among other standstill provisions) that until the Seller Trusts own, in the aggregate, voting securities representing less than 10% of the total voting power of all voting securities of the Company, all voting securities of the Company voted by the Seller Trusts will be voted solely in proportion with the votes cast by all other holders of voting securities of the Company on the matter. In connection with the Purchase and Contribution Transaction, the Stockholders Agreement was terminated and the Seller Trusts are now entitled to full voting rights with respect to the shares of Common Stock they own and are entitled to cast a majority of the votes on all matters requiring stockholder votes.

(8)	As a limited partnership, BEN LP is controlled by its general partner, Beneficient Management, LLC, which is currently governed by an 11 member board of directors. The business address of BEN LP is 325 North St. Paul Street, Suite 4850, Dallas, Texas 75201.
(9)	AltiVerse is managed by its sole manager, Hicks Holdings Operating LLC, of which Thomas O. Hicks is the sole member and exercises voting and investment power with respect to the shares of Common Stock held by AltiVerse. The business address of AltiVerse is c/o Hicks Holdings Operating LLC, 2200 Ross Avenue, 50th Floor, Dallas, Texas 75201. All 1,452,155 shares held by AltiVerse have been pledged as collateral to secure our obligations under our L Bonds pursuant to the Amended and Restated Pledge and Security Agreement dated October 23, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Conflict-of-Interest and Related-Party Transaction Policy

We have a Conflict-of-Interest and Related-Party Transaction Policy, pursuant to which our Board of Directors (or an authorized committee thereof) is responsible for reviewing policies and procedures with respect to related party transactions required to be disclosed pursuant to Item 404 of the SEC’s Regulation S-K (including transactions between the Company and its officers and directors, or affiliates of such officers or directors), and approving the terms and conditions of such related party transactions. Our Conflict-of-Interest and Related-Party Transaction Policy sets forth the processes and procedure to be taken in such review and approval, which includes obtaining approval by a majority of the disinterested members of the Board (or an authorized committee thereof) and otherwise in accordance with state law governing conflicts of interest, or if the transaction involves compensation payable to an executive, the Compensation Committee. The related party transactions in which we engaged during year 2019 and the interim 2020 year-to-date period, which are described below, were approved in accordance with Conflict-of-Interest and Related-Party Transaction Policy.

Transactions with Related Persons

Related party transactions that we have entered into during year 2019 and the interim 2020 year-to-date period are described below:

Purchase and Contribution Transaction

On April 15, 2019, Jon R. Sabes, the Company’s former Chief Executive Officer and a director, and Steven F. Sabes, the Company’s former Executive Vice President and a director, entered into the Purchase and Contribution Agreement with, among others, Ben LP. The Company was not a party to the Purchase and Contribution Agreement. However, the closing of the transactions contemplated by the Purchase and Contribution Agreement (the “Purchase and Contribution Transaction”) were subject to certain conditions that were dependent upon the Company taking, or refraining from taking, certain actions. The closing of the Purchase and Contribution Transaction occurred on April 26, 2019. See “Item 1 — Business — The Beneficient Transactions — The Expanded Strategic Relationship” for a description of the Purchase and Contribution Agreement and the Purchase and Contribution Transaction are described.

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

Promissory Note with Certain LiquidTrusts

On May 31, 2019, our wholly-owned subsidiary GWG Life entered into a Promissory Note (the “Promissory Note”), made by Jeffrey S. Hinkle and Dr. John A. Stahl, not in their individual capacity but solely as trustees of The LT-1 LiquidTrust, The LT-2 LiquidTrust, The LT-5 LiquidTrust, The LT-7 LiquidTrust, The LT-8 LiquidTrust and The LT-9 LiquidTrust (collectively, the “Borrowers”) in the principal amount of $65.0 million and payable to the order of GWG Life. Pursuant to the terms of the Promissory Note, GWG Life funded a term loan to the Borrowers in an aggregate principal amount of $65.0 million (the “Loan”). The Loan was funded in two installments as described below.

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

The Loan was made pursuant to GWG’s strategy to further diversify into alternative assets (beyond life insurance) and ancillary businesses and was intended to better position Beneficient’s balance sheet, working capital and liquidity profile to satisfy anticipated Texas Department of Banking regulatory requirements.

An initial advance in the principal amount of $50.0 million was funded on June 3, 2019 and, subject to satisfaction of certain customary conditions, it is anticipated that the second advance, in the principal amount of $15.0 million was funded on November 22, 2019. The Loan bears interest at 7.0% per annum, with interest payable at maturity, and matures on June 30, 2023. Subject to the Intercreditor Agreements (as described below), the Loan can be prepaid at the Borrowers’ election without premium or penalty.

The Loan is unsecured and is subject to certain covenants (including a restriction on the incurrence of any indebtedness senior to the Loan other than existing senior loan obligations to each of HCLP Nominees, L.L.C. (“HCLP”) and Beneficient Holdings, Inc. (“BHI”, and together with HCLP, the “Senior Lenders”), as lenders) and events of default. At the time Beneficient was consolidated, all existing senior loan obligations were held by HCLP. The Senior Lenders are directly or indirectly associated with Brad K. Heppner, who is Chairman of the Company’s Board of Directors. HCLP is not considered a related party of GWG or Beneficient.

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

Intercreditor Agreements

In connection with the Promissory Note, the Company also entered into two intercreditor and subordination agreements: (1) an Intercreditor Agreement between GWG Life and HCLP and (2) an Intercreditor Agreement between GWG Life and BHI (the “Intercreditor Agreements”). Under the Intercreditor Agreements, GWG Life agrees to subordinate the Loan to the secured obligations of Beneficient and its affiliates outstanding to the Senior Lenders (the “Senior Loan Obligations”), agrees to not take any liens to secure the Loan (and to subordinate such liens, if any, to the liens of the Senior Lenders), and agrees not to take enforcement actions under the Promissory Note until such Senior Loan Obligations are paid in full. The Intercreditor Agreements establish various other inter-lender and subordination terms, including, without limitation, with respect to permitted actions by each party, permitted payments, waivers, voting arrangements in bankruptcy, application of certain proceeds and limitations on amendments of the respective loan obligations of the parties. The Senior Lenders have agreed not to extend the maturity of their respective loan obligations beyond June 30, 2023 or increase the outstanding principal of the loans made by the Senior Lenders without the written consent of GWG Life. GWG Life has agreed not to transfer the Promissory Note except with the written consent of the Senior Lenders (such consent not to be unreasonably withheld) or to the Company or direct or indirect wholly owned subsidiaries thereof. The Special Committee, together with the assistance of its independent legal advisors, reviewed, negotiated and approved the terms of the Intercreditor Agreements. The foregoing description of the Intercreditor Agreements are qualified in their entirety by reference to the full and complete terms of the Intercreditor Agreements, which are incorporated by reference as Exhibit 10.25 and Exhibit 10.26 to this Report.

Purchase of Additional Common Units of Ben LP

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

Preferred Series A Unit Account and Common Unit Investment Agreement; Exchange Agreement

On December 31, 2019, the Company, Ben LP, Beneficient Company Holdings, L.P., a Delaware limited partnership of which Ben LP owns all of the outstanding common units and serves as its general partner (“BCH”), and Beneficient Management, L.L.C., a Delaware limited liability company and the general partner of Ben LP (“Beneficient Management”), entered into a Preferred Series A Unit Account and Common Unit Investment Agreement (the “Investment Agreement”).

Pursuant to the Investment Agreement, the Company transferred $79 million to Ben LP in return for 666,667 common units of Ben LP and a Preferred Series A Subclass 1 Unit Account of BCH.

In connection with the Investment Agreement, the Company obtained the right to appoint a majority of the board of directors of Beneficient Management, the general partner of Ben LP. As a result, the Company obtained control of Ben LP and began reporting the results of Ben LP and its subsidiaries on a consolidated basis beginning on the transaction date of December 31, 2019. The Company’s right to appoint a majority of the board of directors of Beneficient Management will terminate in the event (i) the Company’s ownership of the fully diluted equity of Ben LP (excluding equity issued upon the conversion or exchange of Preferred Series A Unit Accounts of BCH held as of December 31, 2019 by parties other than the Company) is less than 25%, (ii) the Continuing Directors of the Company cease to constitute a majority of the board of directors of the Company, or (iii) certain bankruptcy events occur with respect to the Company. The term “Continuing Directors” means, as of any date of determination, any member of the board of directors of the Company who: (1) was a member of the board of directors on December 31, 2019; or (2) was nominated for election or elected to the board of directors with the approval of a majority of the Continuing Directors who were members of the board of directors at the time of such nomination or election.

Beneficient Management has an executive committee, a nominating committee and a community reinvestment committee. The board of directors of Beneficient Management has the right to appoint two members of these committees, and an entity related to Brad K. Heppner, the Company’s Chairman, has the right to appoint the other two members of these committees. The entity related to Mr. Heppner also has the right to appoint the Chairman of the Board and of each of the committees. The Beneficient Management executive committee has the right to approve certain transactions on behalf of Beneficient Management and Ben LP and its subsidiaries, including: (i) the incurrence of debt; (ii) the issuance of equity interests of Ben LP or any subsidiary equal to 5% or more of the fully diluted equity of such entity or that have preferred terms to the common equity of Ben LP, except in connection with any trust instrument or product offered by Ben LP or its affiliates; (iii) the adoption of a shareholder or unitholder rights plan by Ben LP or any subsidiary thereof; (iv) the amendment, supplement, waiver, or modification of Ben LP’s limited partnership agreement, the BCH limited partnership agreement or the organizational documents of any subsidiary of the foregoing other than any common law or statutory trusts created to facilitate the financing, acquisition, contribution, assignment or holding of alternative assets; (v) the exchange or disposition of a majority or more of the assets, taken as a whole, of Ben LP or any subsidiary thereof in a single transaction or a series of related transactions; (vi) the exchange or disposition of a majority or more of the assets, taken as a whole, of Beneficient Management or any subsidiary thereof in a single transaction or a series of related transactions; (vii) the execution by Ben LP, Beneficient Management or any subsidiary thereof of any contracts or of any amendment, supplement, waiver or modification of any existing contract, which would materially change the nature of the business of Beneficient Management and its affiliates; (viii) materially or commercially substantive changes to or creation of an employee incentive or benefit plan of Beneficient Management, Ben LP or any subsidiary thereof; (ix) the merger, sale or other combination of Ben LP, Beneficient Management or any subsidiary thereof with or into any other person or entity; (x) the transfer, mortgage, pledge, hypothecation or grant of a security interest in all or substantially all of the assets of Ben LP or any subsidiary thereof; (xi) the transfer, mortgage, pledge, hypothecation or grant of a security interest in all or substantially all of the assets of Beneficient Management or any subsidiary thereof; (xii) the removal without cause of a chief executive officer or any other executive officer of Beneficient Management, Ben LP or any operating subsidiary thereof; (xiii) the termination of employment of any other officer of Beneficient Management, Ben LP or any operating subsidiary thereof or the termination of the association of a partner, member, manager or director of any subsidiary of Ben LP, in each case, without cause; (xiv) the liquidation or dissolution of Beneficient Management, Ben LP or any operating subsidiary thereof; (xv) the withdrawal or removal of Beneficient Management as the general partner of Ben LP or the direct or indirect transfer of beneficial ownership of all or any part of a general partner interest in Ben LP; (xvi) any determination by Beneficient Management, acting as general partner of Ben LP, related to the removal or replacement of the general partner under Ben LP’s limited partnership agreement; (xvii) the entry into any material or commercially substantive agreement with a related party; (xviii) the creation of any new and materially or commercially substantively different trust instrument or product, or any materially or commercially substantive change, amendment, supplement, waiver or modification to the terms or provision of any existing trust product, offered by Ben LP or any of its affiliates to the extent regulated by the Texas Finance Commission or other state, federal or non-U.S. regulator with direct or indirect jurisdiction over Ben LP or such affiliate or such product, other than any change or modification to any exhibit or schedule to any trust instrument or product; or (xix) the bankruptcy of Ben LP.

Following the transaction, and as agreed in the Investment Agreement, the Company was issued an initial capital account balance for the Preferred Series A Subclass 1 Unit Account of $319 million. The other holders of the Preferred Series A Subclass 1 Unit Accounts are entities related to certain founders of Ben LP and an entity related to one of GWG’s and Beneficient’s directors (the “Related Account Holders”), and the aggregate capital accounts of all holders of the Preferred Series A Subclass 1 Unit Accounts after giving effect to the investment by the Company is $1.6 billion. The Company’s Preferred Series A Subclass 1 Unit Account is the same class of preferred security as held by the Related Account Holders. If the Related Account Holders exchange their Preferred Series A Subclass 1 Unit Accounts for securities of the Company, the Company’s Preferred Series A Subclass 1 Unit Account would be converted into common units of Ben LP (so neither the Company nor the Related Account Holders would hold Preferred Series A Subclass 1 Unit Accounts).

In addition, on December 31, 2019, the Company, Ben LP and certain holders of common units of Ben LP (the “Common Units”) entered into an Exchange Agreement (the “Exchange Agreement”) pursuant to which certain holders of Common Units from time to time have the right, on a quarterly basis, to exchange their Common Units for common stock of the Company. The exchange ratio in the Exchange Agreement is based on the ratio of the capital account associated with the Common Units to be exchanged to the market price of the Company’s common stock based on the volume weighted average price of the Company’s common stock for the five consecutive trading days prior to the quarterly exchange date. The Exchange Agreement is intended to facilitate the marketing of Ben LP’s products to holders of alternative assets.

Director Independence

Our Board of Directors periodically reviews relationships that directors have with our Company to determine whether our directors are “independent directors” as such term is defined in Rule 5605(a)(2) of the NASDAQ Marketplace Rules. Our Board of Directors has determined that the following directors are independent directors: Roy W. Bailey, Peter T. Cangany, Jr., David F. Chavenson, Dennis P. Lockhart, and Roger T. Staubach.

Because the Seller Trusts currently own a majority of our outstanding Common Stock, we are a “controlled company” as that term is set forth in Rule 5615(c) of the NASDAQ Marketplace Rules. Under the NASDAQ rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain NASDAQ corporate governance requirements, including the requirements that:

●	a majority of our board of directors consist of independent directors;

●	our nominating and corporate governance committee be composed entirely of independent directors; and

●	our compensation committee be composed entirely of independent directors.

We are currently relying on the controlled company exemption for certain of the above requirements, including those related to the composition of our compensation and nominating our corporate governance committees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

	2019(1)	2018
Audit Fees(2)	$1,559,082	$577,317
Audit-Related Fees(3)	50,908	16,423
Tax Fees(4)	126,710	105,560
All Other Fees(5)	6,430	11,913
Total Fees	$1,743,130	$711,213

(1)	Amounts for 2019 include principal accounting fees and services incurred by Ben LP and its subsidiaries as these services were necessary to complete the audited consolidated financial statements of GWG Holdings.
(2)	Audit Fees consist of fees for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

(3)	Audit-Related Fees consist principally of assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements but not reported under the caption Audit Fees above.

(4)	Tax Fees consist of fees for tax compliance, tax advice, and tax planning.

(5)	All Other Fees typically consist of fees for permitted non-audit products and services provided. All Other Fees included expenses related to our continuous offering of L Bonds and redeemable preferred stock.

The Audit Committee of our Board of Directors has reviewed the services provided by Whitley Penn LLP during year 2019 and the fees billed for such services. After consideration, the Audit Committee has determined that the receipt of these fees by Whitley Penn LLP is compatible with the provision of independent audit services. The Audit Committee discussed these services and fees with Whitley Penn LLP and our management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

Pre-Approval Policy

The written charter of the Audit Committee provides that all audit and non-audit accounting services permitted to be performed by the our independent registered public accounting firm under applicable rules and regulations must be pre-approved by the Audit Committee or by designated members of the Audit Committee, other than with respect to de minimis exceptions permitted under the Sarbanes-Oxley Act of 2002. All services performed by our independent registered public accounting firm during the years ended December 31, 2019 and 2018 were pre-approved in accordance with the written charter.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Documents filed as part of this Form 10-K:

Financial Statement Schedule:

Not applicable.

Exhibit Index

Exhibit	Description
3.1	Certificate of Incorporation(1)
3.2	Bylaws as amended(27)
3.3	Certificate of Amendment to Certificate of Incorporation(3)
3.4	Certificate of Amendment to Certificate of Incorporation(7)
3.5	Certificate of Designation for Redeemable Preferred Stock(8)
3.6	Certificate of Amendment to Certificate of Designation for Redeemable Preferred Stock(8)
3.7	Certificate of Designation for Series 2 Redeemable Preferred Stock(10)
3.8	Certificate Of Designations Of Series B Convertible Preferred Stock(18)
4.1	Amended and Restated Indenture with Bank of Utah, dated October 23, 2017(5)
4.2	Amended and Restated Pledge and Security Agreement by and among GWG Holdings, Inc., GWG Life, LLC, Jon R. Sabes, Steven F. Sabes, and Bank of Utah, dated October 23, 2017(5)
4.3	Form of Subscription Agreement for Redeemable Preferred Stock(11)
4.4	Form of Subscription Agreement for Series 2 Redeemable Preferred Stock(14)
4.6	Amendment No. 1 to Amended and Restated Indenture with Bank of Utah, dated March 27, 2018(23)
4.7	Supplemental Indenture dated as of August 10, 2018 To The Amended And Restated Indenture dated as of October 23, 2017, as amended(18)
4.8	Amendment No. 2 to Amended and Restated Indenture with Bank of Utah, dated December 31, 2019 (26)
4.9	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith)
10.1	Second Amended and Restated Loan and Security Agreement with GWG DLP Funding IV, LLC (as borrower), CLMG Corp. (as agent) and LNV Corporation (as lender), dated November 1, 2019(28)
10.2*	Employment Agreement with William B. Acheson, dated June 30, 2017(9)
10.3*	2013 Stock Incentive Plan, as amended(16)
10.4*	Form of Stock Option Agreement used with 2013 Stock Incentive Plan(13)
10.5	Master Exchange Agreement with The Beneficient Company Group, L.P., a Delaware limited partnership, MHT Financial SPV, LLC, a Delaware limited liability company, and various related trusts, as amended and restated on January 18, 2018 with effect from January 12, 2018(15)
10.6	First Amendment to Master Exchange Agreement with The Beneficient Company Group, L.P., a Delaware limited partnership, MHT Financial SPV, LLC, a Delaware limited liability company, and various related trusts, dated April 30, 2018(15)
10.7	Second Amendment to Master Exchange Agreement with The Beneficient Company Group, L.P., a Delaware limited partnership, MHT Financial SPV, LLC, a Delaware limited liability company, and various related trusts, dated June 29, 2018(17)
10.8	Third Amendment to Master Exchange Agreement with The Beneficient Company Group, L.P., a Delaware limited partnership, MHT Financial SPV, LLC, a Delaware limited liability company, and various related trusts, dated August 10, 2018(18)

Exhibit	Description
10.9	Commercial Loan Agreement with The Beneficient Company Group, L.P., a Delaware limited partnership, dated August 10, 2018(18)
10.10	Amendment No. 1 dated December 27, 2018 to Commercial Loan Agreement with The Beneficient Company Group, L.P., a Delaware limited partnership(19)
10.11	Exchangeable Note from The Beneficient Company Group, L.P., a Delaware limited partnership, dated August 10, 2018(18)
10.12	Registration Rights Agreement with certain trusts related to The Beneficient Company Group, L.P., a Delaware limited partnership, and as set forth in the Agreement, dated August 10, 2018(18)
10.13	Registration Rights Agreement with The Beneficient Company Group, L.P., a Delaware limited partnership, dated August 10, 2018(18)
10.14	Registration Rights Agreement with each of the Exchange Trusts, dated December 27, 2018(19)
10.15	Participating Option Agreement with The Beneficient Company Group, L.P., a Delaware limited partnership, dated December 27, 2018(19)
10.16	Consent and Joinder to Amended and Restated Pledge and Security Agreement dated April 26, 2019(21)
10.17*	Form of Indemnification Agreement with Directors and Officers(21)
10.18*	Employment Agreement dated as of May 31, 2019 by and between GWG Holdings, Inc. and Murray T. Holland(24)
10.19*	Performance Share Unit Agreement dated as of May 31, 2019 by and between GWG Holdings, Inc. and Murray T. Holland(24)
10.20	Promissory Note dated May 31, 2019 made by and on behalf of certain LiquidTrust Borrowers(25)†
10.21	Intercreditor Agreement dated May 31, 2019 between GWG Life and HCLP Nominees, L.L.C.(25)
10.22	Intercreditor Agreement dated May 31, 2019 between GWG Life and Beneficient Holdings, Inc.(25)
10.23	Forbearance Letter Agreement dated July 3, 2019 between GWG DLP Funding IV, LLC and CLMG Corp. (as agent)(27)
10.24*	Form of Non-employee Director Restricted Stock Agreement(27)
21	List of Subsidiaries (filed herewith)
23.1	Consent of Whitley Penn (filed herewith)
23.2	Consent of Baker Tilly Virchow Krause, LLP (filed herewith)
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.1	Section 302 Certification of the Chief Executive Officer (filed herewith)
31.2	Section 302 Certification of the Chief Financial Officer (filed herewith)

Exhibit	Description
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99.1	Letter from ClearLife Limited, dated February 24, 2020 (filed herewith)
99.2	Portfolio of Life Insurance Policies as of December 31, 2019 (filed herewith)
99.3	Purchase and Contribution Agreement dated as of April 15, 2018 by and among The Beneficient Company Group, L.P., Beneficient Company Holdings, L.P., AltiVerse Capital Markets, L.L.C., Sabes AV Holdings, LLC, Jon R. Sabes, Steven F. Sabes, Insurance Strategies Fund, LLC and SFS Holdings, LLC(20)
99.4	The Beneficient Company Group, L.P. and Subsidiaries Consolidated Financial Statements and Independent Auditor’s Report (filed herewith)
99.5	Fourth Amended and Restated Limited Partnership Agreement of Beneficient Company Holdings, L.P., dated as of April 26, 2019(29) †.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Form S-1 Registration Statement filed on June 14, 2011 (File No. 333-174887).
(2)	Intentionally omitted.
(3)	Incorporated by reference to Form S-1/A Registration Statement filed on August 23, 2011 (File No. 333-174887).
(4)	Intentionally omitted.
(5)	Incorporated by reference to Current Report on Form 8-K filed on October 26, 2017.
(6)	Intentionally omitted.
(7)	Incorporated by reference to Quarterly Report on Form 10-Q filed on August 8, 2014.
(8)	Incorporated by reference to Annual Report on Form 10-K filed on March 22, 2016.
(9)	Incorporated by reference to Current Report on Form 8-K filed on June 30, 2017.
(10)	Incorporated by reference to Current Report on Form 8-K filed on February 22, 2017.
(11)	Incorporated by reference to Form S-1/A Registration Statement filed on October 23, 2015 (File No. 333-206626).
(12)	Intentionally omitted.
(13)	Incorporated by reference to Form S-1/A Registration Statement filed on June 6, 2014 (File No. 333-195505).
(14)	Incorporated by reference to Form S-1/A Registration Statement filed on February 7, 2017 (File No. 333-214896).
(15)	Incorporated by reference to Quarterly Report on Form 10-Q filed on May 11, 2018.
(16)	Incorporated by reference to Current Report on Form 8-K filed on May 9, 2018.
(17)	Incorporated by reference to Quarterly Report on Form 10-Q filed on August 14, 2018.
(18)	Incorporated by reference to Current Report on Form 8-K filed on August 14, 2018.
(19)	Incorporated by reference to Current Report on Form 8-K filed on January 4, 2019.
(20)	Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Schedule 13D jointly filed on April 16, 2019 by Jon R. Sabes and Steven F. Sabes, among others.
(21)	Incorporated by reference to Current Report on Form 8-K filed on April 30, 2019.
(22)	Intentionally omitted.
(23)	Incorporated by reference to Annual Report on Form 10-K filed on March 29, 2018.
(24)	Incorporated by reference to Current Report on Form 8-K filed on June 6, 2019.
(25)	Incorporated by reference to Current Report on Form 8-K filed on June 6, 2019.
(26)	Incorporated by reference to Current Report on Form 8-K filed on January 7, 2020.
(27)	Incorporated by reference to Annual Report on Form 10-K filed on July 9, 2019.
(28)	Incorporated by reference to Current Report on Form 8-K filed on November 7, 2019.
(29)	Incorporated by reference to Quarterly Report on Form 10-Q filed on September 3, 2019.
†	Certain information has been excluded from this exhibit because it both is not material and would likely cause competitive harm to the registrant if publicly disclosed.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GWG HOLDINGS, INC.

Date: March 27, 2020	By:	/s/ Murray T. Holland
President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Murray T. Holland and Lennie Nicholson, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her, and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below, as of March 27, 2020, by the following persons on behalf of the registrant and in the capacities indicated below.

Signature	Title

/s/ Murray T. Holland	President and Chief Executive Officer
Murray T. Holland	(Principal Executive Officer)

/s/ Timothy L. Evans	Chief Financial Officer
Timothy L. Evans	(Principal Financial and Accounting Officer)

/s/ Brad K. Heppner	Director
Brad K. Heppner

/s/ Roy W. Bailey	Director
Roy W. Bailey

/s/ Peter T. Cangany, Jr.	Director
Peter T. Cangany, Jr.

/s/ David F. Chavenson	Director
David F. Chavenson

/s/ Thomas O. Hicks	Director
Thomas O. Hicks

/s/ Dennis P. Lockhart	Director
Dennis P. Lockhart

/s/ Bruce W. Schnitzer	Director
Bruce W. Schnitzer

/s/ Roger T. Staubach	Director
Roger T. Staubach

/s/ David H. de Weese	Director
David H. de Weese