Form 10-Q
period 2020-03-31
GWG Holdings, Inc.
filed 2020-05-15
CIK 1522690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 11, 2020 GWG Holdings, Inc. had 33,036,649 shares of common stock outstanding.

GWG HOLDINGS, INC.

Index to Form 10-Q

for the Quarter Ended March 31, 2020

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2020 (unaudited)	December 31, 2019
ASSETS
Cash and cash equivalents	$116,432	$79,073
Restricted cash	26,446	20,258
Investment in life insurance policies, at fair value	802,181	796,039
Life insurance policy benefits receivable, net	15,330	23,031
Loans receivable, net of unearned income	219,296	232,344
Allowance for loan losses	(700)	—
Loans receivable, net	218,596	232,344
Fees receivable	30,453	29,168
Financing receivables from affiliates	68,290	67,153
Other assets	33,906	30,135
Goodwill	2,372,595	2,358,005
TOTAL ASSETS	$3,684,229	$3,635,206

LIABILITIES & STOCKHOLDERS’ EQUITY
LIABILITIES
Senior credit facility with LNV Corporation	$188,793	$174,390
L Bonds	1,009,781	926,638
Seller Trust L Bonds	366,892	366,892
Other borrowings	152,597	153,086
Interest and dividends payable	22,403	16,516
Deferred revenue	39,651	41,444
Accounts payable and accrued expenses	21,139	27,836
Deferred tax liability, net	40,206	57,923
TOTAL LIABILITIES	1,841,462	1,764,725

Redeemable noncontrolling interests	1,241,641	1,269,654

STOCKHOLDERS’ EQUITY

REDEEMABLE PREFERRED STOCK
(par value $0.001; shares authorized 100,000; shares outstanding 69,756 and 84,636; liquidation preference of $70,163 and $85,130 as of March 31, 2020 and December 31, 2019, respectively)	59,142	74,023
SERIES 2 REDEEMABLE PREFERRED STOCK
(par value $0.001; shares authorized 150,000; shares outstanding 146,812 and 147,164; liquidation preference of $147,668 and $148,023 as of March 31, 2020 and December 31, 2019, respectively)	127,516	127,868
COMMON STOCK
(par value $0.001; shares authorized 210,000,000; shares issued and outstanding 30,535,249 and 30,533,793 as of March 31, 2020 and December 31, 2019, respectively)	33	33
Common stock in treasury, at cost (2,500,000 shares as of both March 31, 2020 and December 31, 2019)	(24,550)	(24,550)
Additional paid-in capital	229,207	233,106
Accumulated deficit	(121,933)	(76,501)
TOTAL GWG HOLDINGS STOCKHOLDERS’ EQUITY	269,415	333,979
Noncontrolling interests	331,711	266,848
TOTAL STOCKHOLDERS’ EQUITY	601,126	600,827
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$3,684,229	$3,635,206

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2020	2019
REVENUE
Gain on life insurance policies, net	$14,445	$21,496
Interest and other income	19,112	3,721
TOTAL REVENUE	33,557	25,217

EXPENSES
Interest expense	35,871	26,975
Employee compensation and benefits	77,704	5,154
Legal and professional fees	6,163	2,947
Provision for loan losses	700	—
Other expenses	3,612	2,828
TOTAL EXPENSES	124,050	37,904

LOSS BEFORE INCOME TAXES	(90,493)	(12,687)
INCOME TAX BENEFIT	(14,507)	—

NET LOSS BEFORE LOSS FROM EQUITY METHOD INVESTMENT	(75,986)	(12,687)

Loss from equity method investment	(1,530)	(1,927)

NET LOSS	(77,516)	(14,614)

Net loss attributable to noncontrolling interests	32,084	—

Less: Preferred stock dividends	3,952	4,296
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(49,384)	$(18,910)
NET LOSS PER COMMON SHARE
Basic	$(1.62)	$(0.57)
Diluted	$(1.62)	$(0.57)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	30,534,977	32,984,741
Diluted	30,534,977	32,984,741

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(77,516)	$(14,614)
Adjustments to reconcile net loss to net cash flows from operating activities:
Change in fair value of life insurance policies	(12,177)	(15,571)
Amortization of deferred financing and issuance costs	4,211	3,100
Amortization of upfront fees	(1,793)	—
Amortization of debt premiums	(473)	—
Amortization and depreciation on long-lived assets	172	—
Accretion of discount on financing receivable from affiliate	—	(419)
Non-cash interest income	(13,374)	—
Non-cash interest expense	676	—
Loss from equity method investment	1,530	1,927
Provision for loan losses	700	—
Deferred income tax	(17,717)	—
Equity-based compensation	69,448	834
(Increase) decrease in operating assets:
Life insurance policy benefits receivable	7,701	7,261
Fees receivable	(1,285)	—
Accrued interest on financing receivable	—	(1,551)
Other assets	368	(3,942)
Decrease in operating liabilities:
Accounts payable and other accrued expenses	(1,103)	(3,328)
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(40,632)	(26,303)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	—	(27,392)
Carrying value of matured life insurance policies	6,035	8,701
Purchases of fixed assets	(481)	—
Equity method investments	(5,417)	—
Net change in loans receivable	10,614	—
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	10,751	(18,691)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on senior debt	14,074	—
Repayments of senior debt	—	(2,373)
Proceeds from issuance of L Bonds	109,053	125,985
Payments for issuance and redemption of L Bonds	(30,532)	(23,974)
Issuance (repurchase) of common stock	18	(269)
Payments for redemption of preferred stock	(15,233)	(819)
Preferred stock dividends	(3,952)	(4,296)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	73,428	94,254

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	43,547	49,260

CASH, CASH EQUIVALENTS AND RESTRICTED CASH
BEGINNING OF PERIOD	99,331	125,436
END OF PERIOD	$142,878	$174,696

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2020	2019
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$32,532	$23,604
Premiums paid, including prepaid	$16,825	$19,113

NON-CASH INVESTING AND FINANCING ACTIVITIES
L Bonds:
Conversion of accrued interest and commissions payable to principal	$660	$634
Investment in life insurance policies included in accounts payable	$—	$2,914
Business combination measurement period adjustment:
Reduction in loans receivable (see Note 4)	$14,590	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

(unaudited)

	Preferred Stock Shares	Preferred Stock	Common Shares	Common Stock (par)	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2018 (audited)	245,883	$215,973	33,018,161	$33	$249,662	$(184,610)	$281,058

Net loss	—	—	—	—	—	(14,614)	(14,614)

Issuance of common stock	—	—	17,135	—	93	—	93

Repurchase of common stock	—	—	(42,690)	—	(361)	—	(361)

Redemption of redeemable preferred stock	(819)	(819)	—	—	—	—	(819)

Preferred stock dividends	—	—	—	—	(4,296)	—	(4,296)

Equity-based compensation	—	—	—	—	198	—	198

Balance, March 31, 2019	245,064	$215,154	32,992,606	$33	$245,296	$(199,224)	$261,259

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

	Preferred Stock Shares	Preferred Stock	Common Shares	Common Stock (par)	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total GWG Holdings Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable noncontrolling interests
Balance, December 31, 2019 (audited)	231,800	$201,891	30,533,793	$33	$233,106	$(76,501)	$(24,550)	$333,979	$266,848	$600,827	$1,269,654

Net loss	—	—	—	—	—	(45,432)	—	(45,432)	(4,071)	(49,503)	(28,013)

Issuance of common stock	—	—	1,456	—	18	—	—	18	—	18	—

Redemption of redeemable preferred stock	(15,233)	(15,233)	—	—	—	—	—	(15,233)	—	(15,233)	—

Preferred stock dividends	—	—	—	—	(3,952)	—	—	(3,952)	—	(3,952)	—

Equity-based compensation	—	—	—	—	35	—	—	35	68,934	68,969	—

Balance, March 31, 2020	216,567	$186,658	30,535,249	$33	$229,207	$(121,933)	$(24,550)	$269,415	$331,711	$601,126	$1,241,641

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Nature of Business

Organizational Structure

GWG Holdings, Inc. (“GWG Holdings”) conducts its life insurance secondary market business through a wholly-owned subsidiary, GWG Life, LLC (“GWG Life”), and GWG Life’s wholly-owned subsidiaries, GWG Life Trust and GWG DLP Funding IV, LLC (“DLP IV”).

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

Ben LP is the general partner to Beneficient Company Holdings, L.P. (“BCH”) and owns 100% of the Class A Subclass A-1 and A-2 Units of BCH. BCH is the holding company that directly or indirectly receives all active and passive income of Beneficient and allocates that income among the units issued by BCH. As of March 31, 2020, BCH has issued general partnership Class A Units (Subclass A-1 and A-2), Class S Ordinary Units, Class S Preferred Units, FLP Units (Subclass 1 and Subclass 2), Preferred Series A Subclass 1 Unit Accounts, and Preferred Series A Subclass 2 Units. BCH issued to Ben LP Preferred Series A Subclass 2 Units as part of the transaction with GWG Holdings discussed below. Preferred Series A Subclass 2 Units hold the same rights and privileges as the Preferred Series A Subclass 1 Unit Accounts.

GWG Holdings also has a controlling financial interest in FOXO BioScience LLC (“FOXO”, formerly InsurTech Holdings, LLC), which, through its wholly-owned subsidiaries Life Epigenetics Inc. (“Life Epigenetics”) and youSurance General Agency, LLC (“youSurance”), seeks to commercialize epigenetic technology for the longevity industry and offer life insurance directly to customers utilizing epigenetic technology.

All of the aforementioned legal entities are organized in Delaware, other than GWG Life Trust, which is governed by the laws of the state of Utah. Unless the context otherwise requires or we specifically so indicate, all references in this report to “we,” “us,” “our,” “our Company,” “GWG,” or the “Company” refer to these entities collectively. Our headquarters are located in Dallas, Texas.

Nature of Business

GWG Holdings, through its wholly-owned subsidiary GWG Life, purchased life insurance policies in the secondary market and has built a large, actuarially diverse portfolio of life insurance policies backed by highly rated life insurance companies. These policies were purchased between April 2006 and November 2019 and were funded primarily through sales of L Bonds, as discussed in Note 10. Beginning in 2018, GWG Holdings made a strategic decision to reorient its business and increase capital allocated toward providing liquidity products to a broader range of alternative assets through investments in Beneficient. We believe that the investments in Beneficient will transform GWG Holdings from a niche provider of liquidity to owners of life insurance to a full-scale provider of trust and liquidity products and trust services to a broad range of alternative assets.

As a result of such strategic decision, GWG Holdings’ business today is focused on raising capital from securities offerings and using the proceeds from such offerings to grow GWG Holdings’ alternative asset exposure through investments in Beneficient in the form of equity investments and/or loans to Beneficient or related entities. GWG Holdings believes funding Beneficient’s operations will generally produce higher risk-adjusted returns than those we can generally achieve from life insurance policies acquired in the secondary market.

Furthermore, although we believe that our portfolio of life insurance policies is a meaningful component of a diversified alternative asset portfolio, we do not anticipate purchasing additional life insurance policies in the secondary market, and we will continue to explore strategic alternatives for our life insurance portfolio aimed at maximizing its value, including a possible sale, refinancing or recapitalization of the portfolio.

Beneficient is a financial services firm based in Dallas, Texas that provides liquidity solutions for mid-to-high net worth (“MHNW”) individuals and small-to-mid- (“STM”) sized institutions, which previously had few options to obtain early liquidity for their alternative assets holdings. On September 25, 2018, Beneficient’s capital companies applied for trust charters from the Texas Department of Banking to merge into to-be organized limited trust associations. Beneficient submitted revised charter applications on March 6, 2020. As of May 15, 2020, the trust charters had not been issued to Beneficient. As such, Beneficient has closed a limited number of transactions to date, but intends to significantly expand its operations if and when the trust charters are issued.

Beneficient was formed in 2003 but began its current operations in September 2017. Beneficient operates primarily through its subsidiaries, which provide Beneficient’s products and services. These subsidiaries include: (i) Beneficient Capital Company, L.L.C. (“BCC”), through which Beneficient offers loans and liquidity products; (ii) Beneficient Administrative and Clearing Company, L.L.C. (“BACC”), through which Beneficient provides services for fund and trust administration and plans to provide custody services; (iii) Pen Indemnity Insurance Company, LTD (“Pen”), through which Beneficient plans to offer insurance services; and (iv) Ben Markets Management Holdings, L.P., formerly called ACE Portal, L.L.C. (“Ben Markets”), through which Beneficient plans to provide an online portal for direct access to Beneficient’s financial services and products.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Beneficient’s primary operations pertain to its liquidity products whereby Beneficient extends loans collateralized by cash flows from illiquid alternative assets and provides services to the trustees who administer the collateral. Beneficient’s core business products are its Exchange Trust, LiquidTrust and the InterChange Trust (introduced in 2020). Beneficient’s clients select one of these products and place their alternative assets into the custody trust that is a constituent member of a trust structure called the “ExAlt PlanTM” (comprised of the Exchange Trusts, LiquidTrusts, Custody Trusts, Collective Trusts, and Funding Trusts). The ExAlt PlanTM then delivers to Beneficient’s clients the consideration required by the specific product selected by Beneficient’s clients. At the same time, Beneficient, extends a loan to the ExAlt PlanTM. The proceeds (cash, securities of Ben LP or its affiliates, or other forms of consideration, as applicable) of that loan to the ExAlt PlanTM are ultimately paid to the client. The cash flows from the client’s alternative asset support the repayment of the loans plus any related interest and fees.

In 2018 and 2019, GWG Holdings and GWG Life consummated a series of transactions (as more fully described below) with Beneficient that has resulted in a significant reorientation of the Company’s business and capital allocation strategy in addition to changes in the Company’s Board of Directors and executive management team.

The Exchange Transaction

On August 10, 2018 (the “Initial Transfer Date”), the first of two closings was completed (the “Initial Transfer”) as contemplated by a Master Exchange Agreement between GWG Holdings, GWG Life, Ben LP and certain other parties (the “Seller Trusts”), which governs the strategic exchange of assets among the parties (the “Exchange Transaction”). On the Initial Transfer Date:

●	GWG Holdings issued to the Seller Trusts Seller Trust L Bonds due 2023 (the “Seller Trust L Bonds”) in an aggregate principal amount of $403.2 million, as more fully described below;

●	Beneficient purchased 5,000,000 shares of GWG Holdings’ Series B Convertible Preferred Stock, par value $0.001 per share and having a stated value of $10 per share (“Series B”), for cash consideration of $50.0 million, which shares were subsequently transferred to the Seller Trusts;

●	in consideration for GWG Holdings and GWG Life entering into the Master Exchange Agreement and consummating the transactions contemplated thereby, Ben LP, as borrower, entered into a commercial loan agreement (the “Commercial Loan Agreement”) with GWG Life, as lender, providing for a loan in a principal amount of $200.0 million (the “Commercial Loan”);

●	Ben LP delivered to GWG Life a promissory note (the “Exchangeable Note”) in the principal amount of $162.9 million; and

●	the Seller Trusts delivered to GWG Holdings 4,032,349 common units of Ben LP (“Common Units”) at an assumed value of $10 per unit.

On December 28, 2018, the final closing of the above transaction occurred, and the following actions took place (the “Final Closing” and the date upon which the Final Closing occurred, the “Final Closing Date”):

●	in accordance with the Master Exchange Agreement, and based on the net asset value of alternative asset financings as of the Final Closing Date, effective as of the Initial Transfer Date, (i) the principal amount of the Commercial Loan was reduced to $182.0 million, (ii) the principal amount of the Exchangeable Note was reduced to $148.2 million, and (iii) the principal amount of the Seller Trust L Bonds was reduced to $366.9 million;

●	the Seller Trusts refunded to GWG Holdings $0.8 million in interest paid on the Seller Trust L Bonds related to the Seller Trust L Bonds that were issued as of the Initial Transfer Date but cancelled, effective as of the Initial Transfer Date, on the Final Closing Date;

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

●	the accrued interest on the Commercial Loan and the Exchangeable Note was added to the principal amount of the Commercial Loan, as a result of which the principal amount of the Commercial Loan as of the Final Closing Date was $192.5 million;

●	the Seller Trusts transferred to GWG Holdings an aggregate of 21,650,087 Common Units and GWG Holdings received 14,822,843 Common Units in exchange for the Exchangeable Note, upon completion of which GWG Holdings owned (including the 4,032,349 Common Units received by GWG Holdings on the Initial Transfer Date) 40,505,279 common units of Ben LP;

●	Ben LP issued to GWG Holdings an option (the “Option Agreement”) to acquire the number of Common Units, interests or other property that would be received by a holder of Preferred Series A Subclass 1 Unit Accounts of BCH; and

●	GWG Holdings issued to the Seller Trusts 27,013,516 shares of GWG Holdings common stock (including 5,000,000 shares issued upon conversion of the Series B).

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

After the second anniversary of the Final Closing Date, the holders of the Seller Trust L Bonds will have the right to cause GWG Holdings to repurchase, in whole but not in part, the Seller Trust L Bonds held by such holder. The repurchase may be paid, at GWG Holdings’ option, in the form of cash, a pro rata portion of (i) the outstanding principal amount and accrued and unpaid interest under the Commercial Loan, and (ii) Common Units, or a combination of cash and such property.

The Seller Trust L Bonds are senior secured obligations of GWG Holdings, ranking junior only to all senior debt of GWG Holdings, pari passu in right of payment and in respect of collateral with all “L Bonds” of GWG Holdings (see Note 10), and senior in right of payment to all subordinated indebtedness of GWG Holdings. Payments under the Seller Trust L Bonds are guaranteed by GWG Life (see Note 18).

Series B Convertible Preferred Stock

The Series B converted into 5,000,000 shares of GWG Holdings common stock at a conversion price of $10 per share upon the Final Closing.

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

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In accordance with the Supplemental Indenture governing the issuance of the Seller Trust L Bonds, upon a redemption event or at the maturity date of the Seller Trust L Bonds, GWG Holdings, at its option, may use the outstanding principal amount of the Commercial Loan, and accrued and unpaid interest thereon, as repayment consideration of the Seller Trust L Bonds.

The Commercial Loan and its related interest are eliminated upon consolidation.

Exchangeable Note

At the Final Closing date, the principal amount of the Exchangeable Note was exchanged for 14,822,843 Common Units, and the accrued interest on the Exchangeable Note was added to the principal balance of the Commercial Loan.

Option Agreement

In connection with the Final Closing, GWG Holdings entered into the Option Agreement with Ben LP. The Option Agreement gives GWG Holdings the option to acquire the number of Common Units that would be received by the holder of Preferred Series A Subclass 1 Unit Accounts of BCH, if such holder were converting on that date. There is no exercise price and the Company may exercise the option at any time until December 27, 2028, at which time the option will automatically settle. The carrying value of the Option Agreement eliminates upon consolidation.

Common Units of Ben LP

In connection with the Initial Transfer and Final Closing, the Seller Trusts and Beneficient delivered to GWG Holdings 40,505,279 Common Units. These units represented an approximate 89.9% interest in the Common Units as of the Final Closing Date (although, on a fully diluted basis, GWG Holdings’ ownership interest in Common Units would be reduced significantly below a majority of those issued and outstanding). These amounts eliminate upon consolidation.

Purchase and Contribution Agreement

On April 15, 2019, Jon R. Sabes, the former Chief Executive Officer and a former director of GWG Holdings, and Steven F. Sabes, the former Executive Vice President and a former director of GWG Holdings, entered into a Purchase and Contribution Agreement (the “Purchase and Contribution Agreement”) with, among others, Ben LP. Under the Purchase and Contribution Agreement, Jon and Steven Sabes agreed to transfer all 3,952,155 of the shares of GWG Holdings’ outstanding common stock held directly or indirectly by them to BCC (a subsidiary of Ben LP) and AltiVerse Capital Markets, L.L.C. (“AltiVerse”). AltiVerse is a limited liability company owned by an entity related to Beneficient’s founders, including Brad K. Heppner (GWG Holdings’ Chairman and Beneficient’s Chief Executive Officer and Chairman) and an entity related to Thomas O. Hicks (one of Beneficient’s current directors and a director of GWG Holdings). GWG Holdings was not a party to the Purchase Agreement; however, the closing of the transactions contemplated by the Purchase and Contribution Agreement (the “Purchase and Contribution Transaction”) were subject to certain conditions that were dependent upon GWG Holdings taking, or refraining from taking, certain actions.

The closing of the Purchase and Contribution Transaction occurred on April 26, 2019. Prior to or in connection with such closing:

●	GWG Holdings’ bylaws were amended to increase the maximum number of directors of GWG Holdings from nine to 13, and the actual number of directors comprising the Board of Director was increased from seven to 11. The size of the Board has since been reduced and currently consists of nine directors.

●	All seven members of GWG Holdings’ Board of Directors prior to the closing resigned as directors of GWG, and 11 individuals designated by Beneficient were appointed as directors of GWG Holdings, leaving two board seats vacant after the closing.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

●	Jon R. Sabes resigned from all officer positions he held with GWG Holdings or any of its subsidiaries prior to the closing, other than his position as Chief Executive Officer of Life Epigenetics and youSurance.

●	Steven F. Sabes resigned from all officer positions he held with GWG Holdings or any of its subsidiaries prior to the closing, except as Chief Operating Officer of Life Epigenetics.

●	The resignations of Messrs. Jon and Steven Sabes included a full waiver and forfeit of (i) any severance that may be payable by GWG Holdings or any of its subsidiaries in connection with such resignations or the Purchase and Contribution Transaction, and (ii) all equity awards of GWG Holdings held by either of them.

●	Murray T. Holland was appointed as Chief Executive Officer of GWG Holdings.

●	GWG Holdings entered into performance share unit agreements with certain of its employees pursuant to which such employees will collectively receive up to $4.5 million in cash compensation under certain terms and conditions, including, among others, that such employees remain employed by GWG Holdings or one of its subsidiaries (or, if no longer employed, such employment was terminated by GWG Holdings other than for cause, as such term is defined in the performance share unit agreement) for a period of 120 days following the closing.

●	The stockholders agreement that was entered into on the Final Closing Date was terminated by mutual consent of the parties thereto.

●	BCC and AltiVerse executed and delivered a Consent and Joinder to the Amended and Restated Pledge and Security Agreement dated October 23, 2017 by and among GWG Holdings, GWG Life, Messrs. Jon and Steven Sabes and the Bank of Utah, which provides that the shares of GWG Holdings’ common stock acquired by BCC and AltiVerse pursuant to the Purchase and Contribution Agreement will continue to be pledged as collateral security for GWG Holdings’ obligations owing in respect of the L Bonds and Seller Trust L Bonds.

Indemnification Agreements

On April 26, 2019, GWG Holdings entered into Indemnification Agreements (the “Indemnification Agreements”) with each of its executive officers and the directors appointed to the Board of Directors on such date. On May 13, 2019, GWG Holdings entered into Indemnification Agreement with the three additional directors appointed to the Board of Directors on such date (collectively with the executive officers and directors appointed on April 26, 2019, the “Indemnitees”). The Indemnification Agreements clarify and supplement indemnification provisions already contained in GWG Holdings’ bylaws and generally provide that GWG Holdings shall indemnify the indemnitees to the fullest extent permitted by applicable law, subject to certain exceptions, against expenses, judgments, fines and other amounts actually and reasonably incurred in connection with their service as a director or officer and also provide for rights to advancement of expenses and contribution.

The Investment and Exchange Agreements

On December 31, 2019, GWG Holdings, Ben LP, BCH, and Beneficient Management entered into a Preferred Series A Unit Account and Common Unit Investment Agreement (the “Investment Agreement”).

Pursuant to the Investment Agreement, GWG Holdings transferred $79.0 million to Ben LP in return for 666,667 Common Units and a Preferred Series A Subclass 1 Unit Account of BCH.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In connection with the Investment Agreement, GWG Holdings obtained the right to appoint a majority of the board of directors of Beneficient Management, the general partner of Ben LP. As a result, GWG Holdings obtained control of Ben LP and began reporting the results of Ben LP and its subsidiaries on a consolidated basis beginning on the transaction date of December 31, 2019. See Note 4 for more details on the accounting for the consolidation. GWG Holdings’ right to appoint a majority of the board of directors of Beneficient Management will terminate in the event (i) GWG Holdings’ ownership of the fully diluted equity of Ben LP (excluding equity issued upon the conversion or exchange of Preferred Series A Unit Accounts of BCH held as of December 31, 2019 by parties other than GWG Holdings) is less than 25%, (ii) the Continuing Directors of GWG Holdings cease to constitute a majority of the board of directors of GWG Holdings, or (iii) certain bankruptcy events occur with respect to GWG Holdings. The term “Continuing Directors” means, as of any date of determination, any member of the board of directors of GWG Holdings who: (1) was a member of the board of directors on December 31, 2019; or (2) was nominated for election or elected to the board of directors with the approval of a majority of the Continuing Directors who were members of the board of directors at the time of such nomination or election.

Following the transaction, and as agreed upon in the Investment Agreement, GWG Holdings was issued an initial capital account balance for the Preferred Series A Subclass 1 Unit Account of $319.0 million. The other holders of the Preferred Series A Subclass 1 Unit Accounts are principally an entity related to the founders of Ben LP and an entity related to one of the directors of both GWG Holdings and Beneficient (the “Related Account Holders”), and the aggregate capital accounts of all holders of the Preferred Series A Subclass 1 Unit Accounts after giving effect to the investment by GWG Holdings was $1.6 billion. GWG Holdings’ Preferred Series A Subclass 1 Unit Account is the same class of preferred security as held by the Related Account Holders. If the Related Account Holders exchange their Preferred Series A Subclass 1 Unit Accounts for securities of GWG Holdings, the Preferred Series A Subclass 1 Unit Account of GWG Holdings will also convert into Common Units (so neither GWG Holdings nor the founders would hold Preferred Series A Subclass 1 Unit Accounts).

Also, on December 31, 2019, in a transaction related to the Investment Agreement, GWG Holdings transferred its interest in the Preferred Series A Subclass 1 Unit Account to its wholly-owned subsidiary, GWG Life.

In addition, on December 31, 2019, GWG Holdings, Ben LP and the holders of Common Units entered into an Exchange Agreement (the “Exchange Agreement”) pursuant to which the holders of Common Units from time to time have the right, on a quarterly basis, to exchange their Common Units for common stock of GWG Holdings. The exchange ratio in the Exchange Agreement is based on the ratio of the capital account associated with the Common Units to be exchanged to the market price of GWG Holdings common stock based on the volume weighted average price of GWG Holdings common stock for the five consecutive trading days prior to the quarterly exchange date. The Exchange Agreement is intended to facilitate the marketing of Ben LP’s products to holders of alternative assets.

The Exchange Transaction, the Purchase and Contribution Transaction, and the Investment and Exchange Agreements are referred to collectively as the “Beneficient Transactions.”

(2) Summary of Significant Accounting Policies

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. Securities and Exchange Commission (“SEC”) requirements for interim reporting, which allows certain footnotes and other financial information normally required by Generally Accepted Accounting Principles in the United States of America ("GAAP") to be condensed or omitted. In our opinion, the condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for the fair presentation of the Company’s financial position and results of operations. These statements should be read in conjunction with the condensed consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 27, 2020 (“2019 Form 10-K”). The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Significant accounting policies are detailed in Note 2 to the condensed consolidated financial statements included in the Company’s 2019 Form 10-K. Summarized below are those new or revised significant accounting policies, including those that resulted from the consolidation of Beneficient on December 31, 2019.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Use of Estimates — The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make significant estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of revenue during the reporting period. Management regularly evaluates estimates and assumptions, which are based on current facts, historical experience, management’s judgment, and various other factors that we believe to be reasonable under the circumstances. Actual results may differ materially and adversely from our estimates. Material estimates that are particularly susceptible to change, in the near term, relate to: the determination of the fair values of assets acquired, liabilities assumed and noncontrolling interests under business combinations accounting guidance; the determination of the assumptions used in estimating the fair value of our investments in life insurance policies; determining the grant date fair value for equity-based compensation awards; determining our allowance for loan losses; evaluation of potential impairment of goodwill and other intangibles; and the value of our deferred tax assets and liabilities.

Loans Receivable — Loans are recorded at their fair value at the acquisition date, change-of-control date, or other liquidation event. Credit discounts are included in the determination of fair value; therefore, an allowance for loan losses is not recorded as of the date of valuation. Purchased loans are evaluated upon acquisition and classified as either purchased credit impaired (“PCI”) or non-purchased credit impaired (“non-PCI”).

PCI loans reflect credit deterioration since origination such that it is probable as of the date of valuation that Beneficient will be unable to collect all contractually required payments. For PCI loans, expected cash flows as of the date of valuation in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows is reasonably estimable. Subsequently, increases in cash flows over those expected at the acquisition date are recognized prospectively as interest income. Decreases in expected cash flows due to credit deterioration are recognized by recording an allowance for loan loss. Beneficient does not report PCI loans as nonperforming due to the accretion of interest income.

For non-PCI loans, the difference between the fair value and unpaid principal balance (“UPB”) of the loan as of the date of valuation is amortized or accreted to interest income over the contractual life of the loans using the effective interest method. In the event of prepayment, the remaining unamortized amount is recognized in interest income.

Equity-Based Compensation — The Company measures and recognizes compensation expense for all equity-based payments at fair value on the grant date over the requisite service period. GWG Holdings uses the Black-Scholes option pricing model to determine the fair value of stock options and stock appreciation rights. For restricted stock grants (including restricted stock units), fair value is determined as of the closing price of GWG Holdings’ common stock on the date of grant. As it is not publicly traded, Beneficient uses various methods to determine the grant date fair value of its equity-based compensation awards, as more fully described in Note 12.

Equity-based compensation expense is recorded in employee compensation and benefits in the condensed consolidated statements of operations. The determination of fair value of equity-based payment awards on the date of grant is affected by our stock price and a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, the expected duration of the awards, the results of a probability-weighted discounted cash flow analysis and observable transactions. We account for the effects of forfeitures as they occur.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at grant date. Volatility is based on the standard deviation of the average continuously compounded rate of return of five selected companies.

Earnings (Loss) per Common Share — Basic earnings (loss) per share attributable to common shareholders are calculated using the weighted-average number of shares outstanding during the reported period. Diluted earnings (loss) per share are calculated based on the potential dilutive impact of our redeemable preferred stock (“RPS”), Series 2 redeemable preferred stock (“RPS 2”), restricted stock units, warrants (if applicable) and stock options.

Net earnings, less any preferred dividends accumulated for the period (whether or not declared), is allocated to common stock. Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares.

Diluted earnings per common share is computed in a similar manner, except that first the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares were issued using the treasury stock method in the case of restricted stock units, warrants and options, or the if-converted method in the case of RPS and RPS 2. Our dilution calculation also takes into account the weighted average number of shares of a subsidiary that are exchangeable for shares of GWG Holdings common stock.

Reclassification — Certain prior year amounts have been reclassified for consistency with the current year presentation. Specifically, our equity method investment in FOXO as of December 31, 2019, was reclassified to other assets in the condensed consolidated balance sheets to maintain consistency with the current year presentation. This reclassification had no effect on the reported results of operations.

Newly Adopted Accounting Pronouncements — Accounting Standards Update (“ASU”) No. 2017-04, Goodwill, (Topic 350) was issued in January 2017. This standard simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the new guidance, goodwill impairment loss will be measured on the basis of the fair value of the reporting unit relative to the reporting unit’s carrying amount rather than on the basis of the implied amount of goodwill relative to the goodwill balance of the reporting unit. ASU 2017-04 is effective for annual periods beginning after December 15, 2019, including interim periods within those periods, for public business entities. The Company adopted this ASU on January 1, 2020, and it did not have a material impact on its condensed consolidated financial statements and related disclosures.

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The guidance is effective for fiscal years and interim periods beginning after December 15, 2019. Certain of the amendments require prospective application, while the remainder require retrospective application. The Company adopted this ASU on January 1, 2020, and it did not have a material impact on its condensed consolidated financial statements and related disclosures.

Accounting Pronouncements Issued But Not Yet Adopted — In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans. There have been numerous codification improvements and technical corrections issued through subsequent ASUs since the issuance of ASU No. 2016-13. The standard requires entities to use a new, forward-looking “expected loss” model that is expected to generally result in the earlier recognition of allowances for losses. The guidance is effective for annual periods beginning after December 15, 2022, including interim periods within those years, for smaller reporting companies, as defined by the SEC, but early adoption is permitted. The Company is evaluating the potential impact of this guidance on our condensed consolidated financial statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

ASU 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes (Topic 740), was issued in December 2019. The amendments in ASU 2019-12 eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, for public business entities. Early adoption is permitted, including adoption in any interim period. The Company is evaluating the impact of this ASU on the condensed consolidated financial statements and disclosures.

ASU 2020-04, Reference Rate Reform (Topic 848) was issued in March 2020. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 can be applied by all entities as of the beginning of the interim period that includes March 12, 2020, or any date thereafter, and entities may elect to apply the amendments prospectively through December 31, 2022. The Company is evaluating the impact of this ASU on the condensed consolidated financial statements and disclosures.

(3) Restrictions on Cash

Under the terms of our second amended and restated senior credit facility with LNV Corporation (discussed in Note 10), we are required to maintain collection and payment accounts that are used to collect policy benefits from pledged policies, pay annual policy premiums, interest and other charges under the facility, distribute funds to pay down the facility, and distribute excess funds to the borrower (GWG DLP Funding IV, LLC).

The agents for the lender authorize the disbursements from these accounts. At March 31, 2020 and December 31, 2019, there was a balance of $26.4 million and $20.3 million, respectively, in these collection and payment accounts.

(4) Business Combination

Prior to December 31, 2019, GWG Holdings owned 41,505,279 Common Units, for a total limited partnership interest in the common units of Ben LP of approximately 90.2%. This investment was historically accounted for using the equity method (see Note 8). On December 31, 2019, GWG Holdings entered into the Investment Agreement and Exchange Agreement as described in Note 1.

Pursuant to the Investment Agreement, GWG Holdings transferred $79.0 million to Ben LP in return for 666,667 additional Common Units and a Preferred Series A Subclass 1 Unit Account of BCH, which increased GWG Holdings’ ownership of Common Units to approximately 95.5%. Also, on December 31, 2019, in a transaction related to the Investment Agreement, GWG Holdings transferred its interest in the Preferred Series A Subclass 1 Unit Account to its wholly-owned subsidiary, GWG Life. In connection with the Investment Agreement, GWG Holdings obtained the right to appoint a majority of the board of directors of Beneficient Management, the general partner of Ben LP. As a result, GWG Holdings obtained control of Ben LP, resulting in the consolidation of Ben LP as of December 31, 2019, in accordance with ASC 805, Business Combinations.

As a result of the change-of-control, GWG Holdings was required to remeasure its existing equity investment at fair value prior to consolidation. At December 31, 2019, GWG Holdings’ equity investment in Common Units had a carrying value of $368.6 million, prior to the additional investment noted above. GWG Holdings estimated the fair value of its preexisting investment in Ben LP to be approximately $622.5 million, resulting in the recognition of a gain of $253.9 million during the fourth quarter of 2019. This gain was included in gain on consolidation of equity method investment in the Company’s consolidated statement of operations for the year ended December 31, 2019. This gain was partially offset by the remeasurement to fair value of the Commercial Loan Agreement between GWG Life and Ben LP and the Option Agreement between GWG Holdings and Ben LP, which resulted in a net loss of $4.2 million. The net gain on consolidation of equity method investment after remeasurement of these preexisting balances was $249.7 million. GWG Holdings’ proportionate share of the earnings or losses from Ben LP was recognized in earnings (loss) from equity method investment in the consolidated statement of operations from August 10, 2018 until December 31, 2019 (see Note 8 for further information) and was previously recorded on a one-quarter lag basis. In connection with the consolidation of Beneficient, the one-quarter lag was required to be discontinued.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the fair value measurement of the assets acquired and liabilities assumed (in thousands):

	Fair Value at Acquisition Date	Measurement Period Adjustment(1)	Adjusted Fair Value at Acquisition Date
ASSETS
Loans receivable(1)	$232,344	$(14,590)	$217,754
Fees receivable	29,168	—	29,168
Investment in public equity securities	24,550	—	24,550
Other assets	14,053	—	14,053
Intangible assets(2)	3,449	—	3,449
Total identifiable assets acquired	303,564	(14,590)	288,974

LIABILITIES
Other borrowings	153,086	—	153,086
Commercial loan agreement from parent	168,420	—	168,420
Other liabilities and deferred revenue	105,866	—	105,866
Accounts payable and accrued expenses	13,713	—	13,713
Total liabilities assumed	441,085	—	441,085
Net liabilities assumed	(137,521)	(14,590)	(152,111)

NONCONTROLLING INTERESTS
Common Units not owned by GWG Holdings(3)	181,383	—	181,383
Class S Ordinary Units	85,448	—	85,448
Class S Preferred Units	17	—	17
Preferred Series A Subclass 1 Unit Accounts	1,269,654	—	1,269,654
Total noncontrolling interests	1,536,502	—	1,536,502

ACQUISITION CONSIDERATION
Cash, less cash acquired	61,479	—	61,479
Fair value of preexisting investment in Common Units(4)	622,503	—	622,503
Fair value of noncontrolling interest	1,536,502	—	1,536,502
Total estimated consideration	2,220,484	—	2,220,484
Less: Net liabilities assumed	(137,521)	(14,590)	(152,111)
Resulting preliminary goodwill	$2,358,005	$14,590	$2,372,595

(1)	As a result of additional information obtained about the collateral value used in the valuation of the loan portfolio for certain collateral dependent loans, the Company recorded a measurement period adjustment during the first quarter of 2020, which resulted in a decrease to loans receivable of $14.6 million with a corresponding adjustment to goodwill.
(2)	Includes an insurance license valued at $3.1 million and a non-compete agreement valued at $0.3 million.
(3)	Calculated as 1,974,677 Common Units not owned by GWG Holdings at December 31, 2019, multiplied by the $15.00 per unit derived from the enterprise valuation of Beneficient. Also includes $151.8 million of equity-based payment awards that were granted by Beneficient prior to the change in control but were not replaced by awards of GWG Holdings upon the change in control. These awards were treated as noncontrolling interests in accordance with ASC 805, Business Combinations.
(4)	Calculated as 41,505,279 Common Units owned by GWG Holdings prior to the change in control multiplied by the $15.00 per unit derived from the enterprise valuation of Beneficient.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Methods Used to Determine Equity Value and to Fair Value Assets and Liabilities

The following is a description of the valuation methodologies used to estimate the fair value of equity and the fair values of major categories of assets acquired and liabilities assumed. In many cases, determining the fair value of equity and the acquired assets and assumed liabilities required management to estimate cash flows expected from those assets and liabilities and to discount those cash flows at appropriate rates of interest. This determination required the utilization of significant estimates and management judgment in accounting for the 2019 change-of-control event.

Loans receivable — The loan portfolio was valued using current accounting guidance that defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Level 3 inputs were utilized to value the loan portfolio and included the use of present value techniques employing cash flow estimates and incorporated assumptions that marketplace participants would use in estimating fair values, specifically market interest rate and general credit fair value assumptions. In instances where reliable market information was not available, management used assumptions in an effort to determine reasonable fair value. There was no carryover related allowance for loan losses.

Cash and cash equivalents and fees receivable — Cash and cash equivalents and fees receivable were valued using their current carrying amounts which approximate fair value.

Investment in public equity securities — The fair value of the investments in public equity securities was determined using quoted market prices. As these were investments by Beneficient in the common stock of GWG Holdings, these amounts were eliminated in consolidation and treated as treasury stock.

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

Other borrowings and commercial loan agreement from parent — The measurement of the fair value of other borrowings and Commercial Loan Agreement from parent was based on market prices that generally are observable for similar liabilities at commonly quoted intervals and is considered a level 2 fair value measurement. The Commercial Loan Agreement between Beneficient and GWG Life was eliminated in consolidation.

Other liabilities and deferred revenue — The carrying amounts of other liabilities and deferred revenue approximate their fair value. The Option Agreement between Beneficient and GWG Holdings was eliminated in consolidation.

Accounts payable and accrued expenses — Due to their short-term nature, the carrying amounts of accounts payable and accrued expenses approximate the fair value. Miscellaneous intercompany payables were eliminated in consolidation.

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

Goodwill — The resulting excess of the overall enterprise value after deducting the fair values of assets acquired and liabilities assumed is recognized as goodwill. The goodwill recognized is the result of the inherent value associated with the assembled business after all separately identifiable assets acquired and liabilities assumed are deducted from the enterprise value. The excess estimated enterprise value of Beneficient over the fair value of its net assets is primarily attributable to the potentially large and underserved market that Beneficient is seeking to address, including the estimated demand from MHNW individuals and STM size institutions seeking liquidity for their professionally managed alternative assets. None of the goodwill is expected to be deductible for income tax purposes. The goodwill is allocated to our Beneficient reporting unit.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The initial accounting for the estimates of equity values, which includes noncontrolling interests, the fair value of loans receivable, and any separately identifiable intangibles was based on the facts and circumstances that existed as of the acquisition date. Should management obtain new information during the measurement period, in addition to that discussed above, about facts and circumstances that existed at the acquisition date, further adjustments to the fair values assigned to these items could occur during the measurement period of one year from the acquisition date. Any such adjustment will result in corresponding adjustments to goodwill.

The following unaudited pro forma financial information presents the combined results of operations of GWG Holdings for the three months ended March 31, 2019, as if the acquisition of Ben LP had occurred as of January 1, 2019 (in thousands, except per share data):

Total Revenue
Pro forma	$43,935
As reported	25,217

Net Loss Attributable to Common Shareholders
Pro forma	$(15,459)
As reported	(18,910)

Net Loss per Diluted Common Share
Pro forma	$(0.41)
As reported	(0.57)

The unaudited pro forma financial information is presented for informational purposes only. It is not necessarily indicative of what our consolidated results of operations actually would have been had the acquisition occurred at the beginning of each year, nor does it attempt to project the future results of operations of the combined company.

The unaudited pro forma financial information above gives effect to the following:

●	Deconsolidation of certain Beneficient trusts included in the ExAlt PlanTM;

●	Reduction of Beneficient interest expense related to acquisition-date debt principal payments; and

●	Elimination of intercompany transactions, including the Commercial Loan Agreement and Option Agreement.

(5) Investment in Life Insurance Policies

The Company’s investments in life insurance policies include unobservable inputs that are significant to their overall fair value. Changes in the fair value of these policies, net of premiums paid, are recorded in gain (loss) on life insurance policies, net in our consolidated statements of operations. Fair value is determined on a discounted cash flow basis that incorporates life expectancy assumptions generally derived from reports obtained from widely accepted life expectancy providers (other than insured lives covered under small face amount policies — those with $1 million in face value benefits or less — which utilize either a single fully underwritten, or simplified report based on self-reported medical interview), assumptions relating to cost-of-insurance (premium) rates and other assumptions. The discount rate we apply incorporates current information about the discount rates observed in the life insurance secondary market through competitive bidding observations (which have recently declined for us as a result of our decreased purchase activity) and other means, fixed income market interest rates, the estimated credit exposure to the insurance companies that issued the life insurance policies and management’s estimate of the operational risk yield premium a purchaser would require to receive the future cash flows derived from our portfolio as a whole. Management has significant discretion regarding the combination of these and other factors when determining the discount rate. As a result of management’s analysis, a discount rate of 8.25% was applied to our portfolio as of both March 31, 2020 and December 31, 2019.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Portfolio Information

Our portfolio of life insurance policies, owned by our subsidiaries as of March 31, 2020, is summarized below:

Life Insurance Portfolio Summary

Total life insurance portfolio face value of policy benefits (in thousands)	$2,000,680
Average face value per policy (in thousands)	$1,769
Average face value per insured life (in thousands)	$1,900
Weighted average age of insured (years)	82.6
Weighted average life expectancy estimate (years)	7.2
Total number of policies	1,131
Number of unique lives	1,053
Demographics	74% Male; 26% Female
Number of smokers	47
Largest policy as % of total portfolio face value	0.7%
Average policy as % of total portfolio face value	0.1%
Average annual premium as % of face value	3.5%

A summary of our policies organized according to their estimated life expectancy dates, grouped by year, as of the reporting date, is as follows:

	As of March 31, 2020			As of December 31, 2019
Years Ending December 31,	Number of Policies	Estimated Fair Value (in thousands)	Face Value (in thousands)	Number of Policies	Estimated Fair Value (in thousands)	Face Value (in thousands)
2020	6	5,325	5,644	8	5,869	6,342
2021	41	49,578	61,040	55	62,061	79,879
2022	91	91,241	137,197	90	89,074	138,723
2023	123	120,539	212,493	128	123,352	222,369
2024	116	116,681	230,260	109	103,111	217,053
2025	112	77,648	179,796	113	74,223	171,961
Thereafter	642	341,169	1,174,250	648	338,349	1,184,646
Totals	1,131	$802,181	$2,000,680	1,151	$796,039	$2,020,973

We recognized life insurance benefits of $25.5 and $30.5 million during the three months ended March 31, 2020 and 2019, respectively, related to policies with a carrying value of $6.0 and $8.7 million, respectively, and as a result recorded realized gains of $19.5 and $21.8 million, respectively.

A reconciliation of gain (loss) on life insurance policies is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Change in estimated probabilistic cash flows(1)	$17,851	$17,131
Unrealized gain on acquisitions(2)	—	4,459
Premiums and other annual fees	(17,199)	(15,832)
Face value of matured policies	25,502	30,459
Fair value of matured policies	(11,709)	(14,721)
Gain on life insurance policies, net	$14,445	$21,496

(1)	Change in fair value of expected future cash flows relating to our investment in life insurance policies that are not specifically attributable to changes in life expectancy, discount rate changes or policy maturity events.
(2)	Gain resulting from fair value in excess of the purchase price for life insurance policies acquired during the reporting period. There were no policy acquisitions during the three months ended March 31, 2020.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Estimated premium payments and servicing fees required to maintain our current portfolio of life insurance policies in force for the next five years, assuming no mortalities, are as follows (in thousands):

Years Ending December 31,	Premiums	Servicing	Total
Nine months ending December 31, 2020	$49,708	$1,222	$50,930
2021	83,813	1,630	85,443
2022	96,636	1,630	98,266
2023	108,749	1,630	110,379
2024	118,269	1,630	119,899
2025	131,528	1,630	133,158
	$588,703	$9,372	$598,075

Management anticipates funding the majority of the premium payments and servicing fees estimated above from cash flows realized from life insurance policy benefits, and to the extent necessary, with additional borrowing capacity created as the premiums and servicing costs of pledged life insurance policies become due, under the second amended and restated senior credit facility with LNV Corporation and the net proceeds from our offering of L Bonds as described in Note 10. Management anticipates funding premiums and servicing costs of non-pledged life insurance policies with cash flows realized from life insurance policy benefits from our portfolio of life insurance policies and net proceeds from our offering of L Bonds. The proceeds of these capital sources may also be used for: additional allocations to Beneficient; the purchase, policy premiums and servicing costs of additional life insurance policies; working capital; and financing expenditures including paying principal, interest and dividends.

(6) Loans Receivable

Beneficient Loans Receivable

Loans receivable held by the Company as of March 31, 2020 and December 31, 2019, were originated primarily through the initial capitalization transactions of Beneficient in 2017 and 2018. These loans are collateralized by the portfolio of alternative assets held in the custody of certain trusts of the ExAlt PlanTM. The outstanding principal balance was $430.1 million and $425.9 million as of March 31, 2020 and December 31, 2019, respectively, which included $169.5 million and $154.7 million of interest income paid-in-kind, respectively.

Components of the carrying value of loans receivable were as follows for the periods presented below (in thousands):

	As of March 31, 2020	As of December 31, 2019
Loans receivable, net of unearned income	$219,296	$232,344
Allowance for loan losses	(700)	—
Loans receivable, net	$218,596	$232,344

As described in Note 4, on December 31, 2019, a change-of-control event occurred that resulted in the application of push-down accounting, and all of Beneficient’s assets and liabilities were recorded at fair value. Certain of the purchased loans were determined to be PCI loans under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, as defined in Note 2, with the remaining loans accounted for under ASC 310-20, Nonrefundable Fees and Other Costs. For loans accounted for under ASC 310-20, the discount arising due to the difference between each loan’s carrying value and the estimated fair value at the time of acquisition will be accreted into interest income over its remaining contractual life. Should management obtain new information about facts and circumstances that existed at the acquisition date, additional adjustments to the fair values assigned to acquired loans could occur during the measurement period of one year from the acquisition date.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table reflects the fair value of non-PCI and PCI loans as of the date of the change-of control (in thousands):

Fair value of non-PCI loans	$86,436

Fair value of PCI loans	$145,908

The fair value of PCI loans above does not include the downward measurement period adjustment to PCI loans of $14.6 million discussed in Note 4.

The following table reflects the outstanding principal balance and carrying amounts of the non-PCI loans (in thousands):

	March 31, 2020		December 31, 2019
	Carrying Value	Unpaid Balance	Carrying Value	Unpaid Balance
Loans receivable	$89,135	$131,925	$86,436	$129,304

The following table reflects the outstanding principal balance and carrying amounts of the PCI loans (in thousands):

	March 31, 2020		December 31, 2019
	Carrying Value	Unpaid Balance	Carrying Value	Unpaid Balance
Loans receivable	$129,461	$298,127	$145,908	$296,627

Total contractually required payments receivable on PCI loans over the remaining contract period as of December 31, 2019 was $772.2 million. Cash flows expected to be collected at the acquisition date totaled $235.6 million. The difference between total cash flows expected to be collected and the fair value of the loans represents accretable yield.

The following table presents a rollforward of the accretable yield for the three months ended March 31, 2020 (in thousands):

Balance, beginning of period	$89,647
Accretion	(7,537)
Decrease in accretable yield(a)	(581)
Balance, end of period	$81,529

(a)	Includes changes in the accretable yield due to both transfers from the nonaccretable difference and the impact of changes in the expected timing of cash flows.

As of March 31, 2020, the allowance for loan losses related to PCI loans was $0.7 million. The loan loss provision expense related to PCI loans during the three months ended March 31, 2020 was $0.7 million.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The changes in the allowance for loan losses for the three months ended March 31, 2020 are as follows (in thousands):

Beginning balance	$—
Provision	700
Charge-offs and other, net	—
Ending balance	$700

As a result of the push-down accounting described in Note 4, the loans were recorded at fair value and there was no carryover allowance for loan losses recorded as of December 31, 2019.

Beneficient recognizes charge-offs in the period in which they arise for its collateral-dependent loans. Therefore, impaired collateral-dependent loans are written down to their estimated net realizable value, based on disposition value.

Promissory Note-LiquidTrusts

On May 31, 2019, GWG Life entered into a Promissory Note (the “Promissory Note”), made by Jeffrey S. Hinkle and Dr. John A. Stahl, not in their individual capacity but solely as trustees of The LT-1 LiquidTrust, The LT-2 LiquidTrust, The LT-5 LiquidTrust, The LT-7 LiquidTrust, The LT-8 LiquidTrust and The LT-9 LiquidTrust (collectively, the “LiquidTrust Borrowers”) in the principal amount of $65.0 million. Pursuant to the terms of the Promissory Note, GWG Life funded a term loan to the LiquidTrust Borrowers in an aggregate principal amount of $65.0 million (the “Loan”), which Loan was funded in two installments as described below. The Loan was made pursuant to GWG Holdings’ strategy to further diversify into alternative assets (beyond life insurance) and ancillary businesses and was intended to better position Beneficient’s balance sheet, working capital and liquidity profile to satisfy anticipated Texas Department of Banking regulatory requirements.

The LiquidTrust Borrowers are common law trusts established as part of alternative asset financings extended by a subsidiary of Ben LP, of which the GWG Holdings owns approximately 95% of the issued and outstanding Common Units (although, on a fully diluted basis, GWG Holdings’ ownership interest in Common Units would be reduced significantly below a majority of those issued and outstanding). Although each Borrower is allocated a portion of the Loan equal to approximately 16.7% of the aggregate outstanding principal of the Loan, the Loan constitutes the joint and several obligations of the LiquidTrust Borrowers.

An initial advance in the principal amount of $50.0 million was funded on June 3, 2019 and, subsequent to satisfaction of certain customary conditions, the second advance in the principal amount of $15.0 million was funded on November 22, 2019. The Loan bears interest at 7.0% per annum, with interest payable at maturity, and matures on June 30, 2023. The loan is reported in financing receivables from affiliates in the consolidated balance sheets and included accrued interest receivable of $3.3 million and $2.2 million as of March 31, 2020 and December 31, 2019, respectively. Subject to the Intercreditor Agreements (as defined below), the Loan can be prepaid at the LiquidTrust Borrowers’ election without premium or penalty.

The Loan is unsecured and is subject to certain covenants (including a restriction on the incurrence of any indebtedness senior to the Loan other than existing senior loan obligations to HCLP Nominees, L.L.C. (“HCLP”), as Senior Lender) and events of default. HCLP is indirectly associated with one of Beneficient’s founders, who is also Chairman of the Board of Directors of GWG Holdings.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Intercreditor Agreements

In connection with the Promissory Note, GWG Life also entered into two intercreditor and subordination agreements: (1) an Intercreditor Agreement between GWG Life and HCLP and (2) an Intercreditor Agreement between GWG Life and Beneficient Holdings, Inc. (“BHI”) (the “Intercreditor Agreements”). Under the Intercreditor Agreements, GWG Life agrees to subordinate the Loan to the secured obligations of Beneficient and its affiliates outstanding to the Senior Lender (the “Senior Loan Obligations”), agrees to not take any liens to secure the Loan (and to subordinate such liens, if any, to the liens of the Senior Lender), and agrees not to take enforcement actions under the Promissory Note until such Senior Loan Obligations are paid in full. The Intercreditor Agreements establish various other inter-lender and subordination terms, including, without limitation, with respect to permitted actions by each party, permitted payments, waivers, voting arrangements in bankruptcy, application of certain proceeds and limitations on amendments of the respective loan obligations of the parties. The Senior Lender has agreed not to extend the maturity of its loan obligations beyond June 30, 2023 or increase the outstanding principal of the loans made by the Senior Lender without the written consent of GWG Life. GWG Life has agreed not to transfer, assign, pledge, grant a security interest in or otherwise dispose of (including, without limitation, pursuant to a foreclosure) the Promissory Note except with the written consent of the Senior Lender (such consent not to be unreasonably withheld) or to the Company or direct or indirect wholly-owned subsidiaries thereof.

(7) Fair Value Definition and Hierarchy

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes a hierarchical disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is affected by a number of factors, including the type of investment, the characteristics specific to the investment and the state of the marketplace, including the existence and transparency of transactions between market participants. Assets and liabilities with readily available and actively quoted prices, or for which fair value can be measured from actively quoted prices in an orderly market, generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

The fair value hierarchy prioritizes the inputs into three levels based on the observability of inputs as follows:

Level 1 —	Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Valuations are based on quoted prices that are readily and regularly available in an active market.

Level 2 —	Valuations based quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable market data.

Level 3 —	Valuations based on inputs that are unobservable, are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and are not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such instruments.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

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

Financial instruments measured at fair value on a recurring basis

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, on March 31, 2020 and December 31, 2019 are presented below (in thousands).

	As of March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investments in life insurance policies	$—	$—	$802,181	$802,181

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Investments in life insurance policies	$—	$—	$796,039	$796,039

The following is a description of the valuation methodologies used for financial instruments measured at fair value on a recurring basis:

Investments in life insurance policies

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

Under our Longest Life Expectancy portfolio valuation methodology, we: i) utilize life expectancy reports from third-party life expectancy providers for the pricing of all life insurance policies; ii) apply a stable valuation methodology driven by the experience of our life insurance portfolio, which is re-evaluated if experience deviates by a specified margin; and iii) use relevant market observations that can be validated and mapped to the discount rate used to value the life insurance portfolio.

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

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table reconciles the beginning and ending fair value of our Level 3 investments in our portfolio of life insurance policies (in thousands):

	Three Months Ended March 31,
	2020	2019
Beginning balance	$796,039	$747,922
Total gain in earnings(1)	12,177	15,571
Purchases	—	27,393
Settlements(2)	(6,035)	(8,701)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Ending balance	$802,181	$782,185

(1)	Net change in fair value
(2)	Policy maturities at initial cost basis

The net activity in the table above is reported in gain on life insurance policies, net, in the condensed consolidated statements of operations. There were no net unrealized gains/losses for Level 3 assets included in other comprehensive income as of March 31, 2020 and 2019.

There have been no transfers between levels for any assets or liabilities recorded at fair value on a recurring basis or any changes in the valuation techniques used for measuring the fair value as of March 31, 2020 and December 31, 2019. The following table provides quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s Level 3 fair value assets:

	As of March 31, 2020	As of December 31, 2019
Weighted-average age of insured, years*	82.6	82.4
Age of insured range, years	63-101	62-101
Weighted-average life expectancy, months*	86.6	86.2
Life expectancy range, months	0-240	0-240
Average face amount per policy (in thousands)	$1,769	$1,756
Discount rate	8.25%	8.25%

(*)	Weighted-average by face amount of policy benefits

Life expectancy estimates and market discount rates for a portfolio of life insurance policies are inherently uncertain and the effect of changes in estimates may be significant. For example, if the life expectancy estimates were increased or decreased by four and eight months on each outstanding policy, and the discount rates were increased or decreased by 1% and 2%, with all other variables held constant, the fair value of our investment in life insurance policies would increase or decrease as summarized below (in thousands):

	Change in Life Expectancy Estimates
	minus 8 months	minus 4 months	plus 4 months	plus 8 months
March 31, 2020	$112,668	$57,263	$(55,449)	$(110,453)
December 31, 2019	$113,812	$57,753	$(55,905)	$(111,340)

	Change in Discount Rate
	minus 2%	minus 1%	plus 1%	plus 2%
March 31, 2020	$89,558	$42,637	$(38,865)	$(74,399)
December 31, 2019	$91,890	$43,713	$(39,790)	$(76,118)

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Financial instruments measured at fair value on a non-recurring basis

There were no assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2020. As of December 31, 2019, Beneficient’s assets and liabilities were recorded at fair value in the consolidated balance sheet due to the application of purchase accounting in accordance with ASC 805 as described in Note 4.

Carrying amounts and estimated fair values

The Company is required to disclose the estimated fair value of financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate those values. These fair value estimates are determined based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or the price at which a liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, estimates of fair values are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. Nonfinancial instruments are excluded from disclosure requirements.

The carrying amounts and estimated fair values of the Company’s financial instruments not recorded at fair value, were as noted in the tables below (in thousands).

	As of March 31, 2020
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Financial assets:
Cash, cash equivalents and restricted cash	1	$142,878	$142,878
Life insurance policy benefits receivable, net	1	15,330	15,330
Fees receivable	1	30,453	30,453
Loans receivable, net of allowance for loan losses	3	218,596	206,531
Financing receivables from affiliates	2	68,290	61,042

Financial liabilities:
Senior credit facility	2	$188,793	$198,661
L Bonds and Seller Trust L bonds	2	1,376,673	1,492,433
Other borrowings	2	152,597	152,597

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	As of December 31, 2019
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Financial assets:
Cash, cash equivalents and restricted cash	1	$99,331	$99,331
Life insurance policy benefits receivable, net	1	23,031	23,031
Fees receivable	1	29,168	29,168
Loans receivable, net of allowance for loan losses	3	232,344	232,344
Financing receivables from affiliates	2	67,153	59,608

Financial liabilities:
Senior credit facility with LNV Corporation	2	$174,390	$184,587
L Bonds and Seller Trust L Bonds	2	1,293,530	1,390,288
Other borrowings	2	153,086	153,086

The following methods and assumptions were used in estimating the fair values of each of the assets and liabilities in the tables above:

Cash, Cash Equivalents and Restricted Cash

The carrying amounts reported in the consolidated balance sheets for cash, cash equivalents and restricted cash approximate their fair values.

Life Insurance Policy Benefits Receivable

The carrying value of life insurance policy benefits receivable approximate fair value due to their short-term maturities and low credit risk.

Fees Receivable

The carrying value of fees receivable generally approximates fair value.

Loans Receivable, Net of Allowance for Loan Losses

The loan portfolio was valued using current accounting guidance that defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Level 3 inputs were utilized to value the loan portfolio and included the use of present value techniques employing cash flow estimates and incorporated assumptions that marketplace participants would use in estimating fair values, specifically market interest rate and general credit fair value assumptions. In instances where reliable market information was not available, management used assumptions in an effort to determine reasonable fair value.

As discussed in Note 4, Beneficient’s assets and liabilities, including loans receivable, were recorded at fair value as a result of the change-of-control event on December 31, 2019. Accordingly, there was no carryover related allowance for loan losses.

Financing Receivables from Affiliates

The fair value of the Promissory Note receivable from the LiquidTrusts (see Note 6) was measured utilizing an implied yield of 10.0% based on a market yield analysis for similar instruments with similar credit profiles.

Senior Credit Facility with LNV Corporation

The carrying value of the LNV Credit Facility reflects interest charged at 12-month LIBOR plus an applicable margin, net of unamortized deferred financing costs. The margin represents our credit risk, and the strength of the portfolio of life insurance policies collateralizing the debt. The overall rate reflects the current interest rate market, and the outstanding principal balance of the facility approximates its fair value.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

L Bonds and Seller Trust L Bonds

The measurement of the fair values of L Bonds and Seller Trust L Bonds, largely containing the same terms, were determined using weighted-average market interest rates of 6.21% and 6.34% as of March 31, 2020 and December 31, 2019, respectively.

Other Borrowings

The measurement of the fair values of these debt instruments is based on market prices that generally are observable for similar liabilities at commonly quoted intervals and are considered a Level 2 fair value measurement. The carrying value approximates fair value as of March 31, 2020.

As discussed in Note 4, Beneficient’s assets and liabilities, including these other borrowings, were recorded at fair value as a result of the change-of-control event on December 31, 2019.

Other Fair Value Considerations

GWG MCA Capital, Inc. (“GWG MCA”) participated in the merchant cash advance industry by directly advancing sums to merchants and lending money, on a secured basis, to companies that advance sums to merchants. Each quarter, we review the carrying value of these cash advances, determine if an impairment exists and establish or adjust an allowance for loan loss as necessary. At both March 31, 2020 and December 31, 2019, we fully reserved for the entire $2.2 million of GWG MCA’s outstanding loans based on the low likelihood of collectibility on these loans. GWG MCA no longer participates in the merchant cash advance industry.

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

(8) Equity Method Investments

FOXO BioScience LLC (formerly, InsurTech Holdings, LLC)

On November 11, 2019, GWG contributed the common stock and membership interests of its wholly-owned subsidiaries, Life Epigenetics and youSurance, (“Insurtech Subsidiaries”) to a legal entity, FOXO, in exchange for a membership interest in FOXO. Although GWG Holdings currently owns 100% of FOXO’s equity, we do not have a controlling financial interest in FOXO because the managing member has substantive participating rights. Therefore, we account for our ownership interest in FOXO as an equity method investment.

The transaction resulted in a loss of control of the Insurtech Subsidiaries and, as a result, we deconsolidated the subsidiaries and recorded an equity method investment balance during the fourth quarter of 2019. The loss of control required us to measure the equity investment at fair value. We determined the fair value of our investment in FOXO approximated the carrying value of $3.4 million, which was primarily comprised of cash and fixed assets contributed to the entity during the fourth quarter of 2019. We recognized a loss on equity method investment of $1.6 million during the fourth quarter of 2019, resulting in an ending balance of $1.8 million as of December 31, 2019. We made additional cash contributions of $5.4 million and recognized a loss on equity method investment of $1.5 million during the three months ended March 31, 2020, resulting in an ending balance of $5.6 million as of March 31, 2020.

In accordance with the operating agreement of FOXO, GWG Holdings is committed to contribute an additional $12.5 million to the entity through October 2021. Our investment in the membership interest of FOXO is presented in other assets in our consolidated balance sheets. Our proportionate share of earnings or losses from our investee is recognized in earnings (loss) from equity method investments in our consolidated statements of operations.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Beneficient Company Group, L.P.

During 2018, we acquired 40.5 million Common Units for a total limited partnership interest in the common units of Ben LP of approximately 89.9% as of December 31, 2018. On June 12, 2019, we acquired an additional 1,000,000 Common Units from a third party for a cash investment of $10.0 million. On December 31, 2019, we acquired an additional 666,667 newly-issued Common Units for a cash investment of $10.0 million. The Common Units are not publicly traded on a stock exchange.

Prior to December 31, 2019, our investment in Common Units was presented in equity method investment on our consolidated balance sheets. Our proportionate share of earnings or losses from our investee was recognized in earnings (loss) from equity method investments in our consolidated statements of operations. We recorded our share of the income or loss of Beneficient through September 30, 2019, on a one-quarter lag.

On December 31, 2019, we obtained control of Beneficient and consolidated Beneficient as of that date in accordance with ASC 805, Business Combinations. See Note 4 for further information on the business combination. In connection with the consolidation, we discontinued the one-quarter reporting lag.

Financial information pertaining to Beneficient is summarized in the table below (in thousands):

October 1 to December 31, 2018 (unaudited)
Total revenues	$25,306
Net loss	(41,644)
Net loss attributable to Ben LP common unitholders	(13,192)
GWG portion of net earnings (loss)(1)	(1,927)

(1)	Our portion of Beneficient’s net earnings (loss) for the period noted. This amount was recognized during the three months ended March 31, 2019, in accordance with our one-quarter lag election.

We eliminated the effects of any intercompany transactions in the summarized information presented above. Our historical ownership percentage of our investment in Common Units is as follows:

Date	Percentage of outstanding Common Units	Reason
August 10, 2018	13.9%	Purchase of units
December 28, 2018	89.9%	Purchase of units
March 31, 2019	88.1%	Change in investee outstanding units
June 12, 2019	90.2%	Purchase of units
December 31, 2019	95.5%	Purchase of units

There was no change in GWG Holdings’ percentage ownership in Beneficient during the three months ended March 31, 2020.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(9) Variable Interest Entities

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

Prior to December 31, 2019, we determined that Beneficient was a VIE, but that we were not the primary beneficiary of the VIE. GWG Holdings did not have the power to direct any activities of Beneficient, or any of its related parties, that most significantly impacted Beneficient’s economic performance. GWG Holdings had no board representation at Ben LP or at its general partner. The general partner was exclusively assigned all management powers over the business and affairs of Beneficient, and the limited partners did not have the ability to remove the general partner. Therefore, GWG Holdings did not consolidate the results of Beneficient in our condensed consolidated financial statements until the change-of-control occurred on December 31, 2019. Prior to the change-of-control, GWG Holdings’ exposure to risk of loss in Beneficient was generally limited to its investment in Common Units, its financing receivable from Beneficient and its equity security investment in the Option Agreement to purchase additional common units of Ben LP. Effective December 31, 2019, GWG Holdings obtained the ability to appoint a majority of the board of directors of the general partner of Ben LP. As a result, GWG Holdings became the primary beneficiary of Ben LP on December 31, 2019, and consolidated Beneficient on that date.

We determined that the LiquidTrust Borrowers are VIEs, but that we are not the primary beneficiary of these VIEs. We do not have the power to direct any activities of the LiquidTrust Borrowers that most significantly impact the Borrower’s economic performance. The Company’s exposure to risk of loss in the LiquidTrust Borrowers is limited to its financing receivable from the LiquidTrust Borrowers.

The Company also determined that certain other trusts included within the ExAltTM Plans used in connection with Beneficient’s operations are VIEs but that we are not the primary beneficiary of these VIEs. The Company does not have both the power to direct the most significant activities of the trusts and the obligation to absorb losses or right to receive benefits that could potentially be significant to the trusts. The Company’s investments in the trusts are carried in loans receivable in the consolidated balance sheets. The Company’s exposure to risk of loss was determined as the amortized cost of the loans to the trusts, any earned but unpaid fees or expenses plus any remaining potential contributions for unfunded capital commitments and cash reserve commitments.

We determined that FOXO is a VIE, but that we are not the primary beneficiary of the VIE. We do not have the power to direct any activities of FOXO that most significantly impact its economic performance. The Company’s exposure to risk of loss in FOXO is limited to its equity method investment in the membership interests of FOXO and its remaining unfunded capital commitments.

The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs (in thousands):

	March 31, 2020		December 31, 2019
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
Loans receivable	$218,596	$322,748	$232,344	$335,255
Financing receivables from affiliates	68,290	68,290	67,153	67,153
Equity method investment	5,648	18,148	1,761	19,661
Accounts payable and accrued expenses	(2,538)	—	(2,515)	—
Total	$289,996	$409,186	$298,743	$422,069

(10) Debt

Senior Credit Facility with LNV Corporation

On November 1, 2019, DLP IV entered into a second amended and restated senior credit facility with LNV Corporation, as lender, and CLMG Corp., as the administrative agent on behalf of the lenders under the agreement (the “LNV Credit Facility”), which replaced the amended and restated senior credit facility dated September 27, 2017 that previously governed DLP IV’s senior credit facility. The LNV Credit Facility makes available a total of up to $300.0 million in credit to DLP IV with a maturity date of September 27, 2029. Subject to available borrowing base capacity, additional advances are available under the LNV Credit Facility at the LIBOR rate described below. Such advances are available to pay the premiums and servicing costs of pledged life insurance policies as such amounts become due. Interest will accrue on amounts borrowed under the LNV Credit Facility at an annual interest rate, determined as of each date of borrowing or quarterly if there is no borrowing, equal to (a) 12-month LIBOR, plus (b) 7.50% per annum. The effective rate at March 31, 2020 was 9.50%. Interest payments are made on a quarterly basis.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Under the LNV Credit Facility, DLP IV has granted the administrative agent, for the benefit of the lenders under the agreement, a security interest in all of DLP IV’s assets.

In conjunction with entering into the LNV Credit Facility, DLP IV pledged life insurance policies having an aggregate face value of approximately $298.3 million as additional collateral and received an advance of approximately $37.1 million (inclusive of certain fees and expenses incurred in connection with the negotiation and entry into the LNV Credit Facility). The LNV Credit Facility has certain financial and nonfinancial covenants, and we were in compliance with these covenants at March 31, 2020 and as of the date of this filing.

As of March 31, 2020, approximately 77.1% of the total face value of our life insurance policies portfolio is pledged to LNV Corporation. The principal amount outstanding under this facility was $198.7 million and $184.6 million at March 31, 2020 and December 31, 2019, respectively. Obligations under the LNV Credit Facility are secured by a security interest in DLP IV’s assets, for the benefit of the lenders, through an arrangement under which Wells Fargo Bank, N.A. serves as securities intermediary. The life insurance policies owned by DLP IV do not serve as direct collateral for the obligations of GWG Holdings under the L Bonds and Seller Trust L Bonds. The difference between the amount outstanding and the carrying amount on our consolidated balance sheets is due to netting of unamortized debt issuance costs.

L Bonds

We began publicly offering and selling L Bonds in January 2012 under the name “Renewable Secured Debentures”. These debt securities were re-named “L Bonds” in January 2015. L Bonds were publicly offered and sold on a continuous basis under a registration statement permitting us to sell up to $1.0 billion in principal amount of L Bonds through January 2018. On December 1, 2017, a registration statement relating to an additional public offering was declared effective permitting us to sell up to an additional $1.0 billion in principal amount of L Bonds on a continuous basis until December 2020. This offering contains the same terms and features as the previous offering. As of May 11, 2020, we had remaining capacity of approximately $70.0 million under our current registered L Bond offering.

On March 30, 2020, we filed a registration statement to offer up to $2.0 billion in principal amount of L Bonds on a continuous basis until the third anniversary of the effective date of the registration statement. These bonds contain the same terms and features as our previous offerings.

We are party to an indenture governing the L Bonds dated October 19, 2011, as amended (“Indenture”), under which GWG Holdings is obligor, GWG Life is guarantor, and Bank of Utah serves as indenture trustee. Effective December 31, 2019, we entered into Amendment No. 2 to the indenture which primarily modified the calculation of the debt coverage ratio to allow the Company greater flexibility to finance and to anticipate the potential impacts of GWG Holdings’ expanding relationship with Beneficient.

We were in compliance with the covenants of the indenture at March 31, 2020, and as of the date of this filing, and no events of default (as defined in the Indenture) existed as of such dates.

We publicly offer and sell L Bonds under a registration statement declared effective by the SEC and have issued Seller Trust L Bonds under a Supplemental Indenture, as described below. We temporarily suspended the offering of our L Bonds on May 1, 2019 as a result of our delay in filing certain periodic reports with the SEC. We recommenced our L Bond offering on August 8, 2019.

The collateral and guarantee provisions of the L Bonds and Seller Trust L Bonds are described in Note 18.

The bonds have renewal features under which we may elect to permit their renewal, subject to the right of bondholders to elect to receive payment at maturity. Interest is payable monthly or annually depending on the election of the investor.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

At March 31, 2020 and December 31, 2019, the weighted-average interest rate of our L Bonds was 7.18% and 7.15%, respectively. The principal amount of L Bonds outstanding was $1.0 billion and $948.1 million at March 31, 2020 and December 31, 2019, respectively. The difference between the amount of outstanding L Bonds and the carrying amount on our consolidated balance sheets is due to netting of unamortized deferred issuance costs, cash receipts for new issuances and payments of redemptions in process. Amortization of deferred issuance costs was $3.9 million and $2.8 million for the three months ended March 31, 2020 and 2019, respectively. Future expected amortization of deferred financing costs as of March 31, 2020 is $41.2 million in total over the next seven years.

Seller Trust L Bonds

On August 10, 2018, in connection with the Initial Transfer of the Exchange Transaction described in Note 1, GWG Holdings issued Seller Trust L Bonds in the amount of $366.9 million to the Seller Trusts. The maturity date of the Seller Trust L Bonds is August 9, 2023. The Seller Trust L Bonds bear interest at 7.50% per year. Interest is payable monthly in cash.

After December 28, 2020, the holders of the Seller Trust L Bonds will have the right to cause GWG Holdings to repurchase, in whole but not in part, the Seller Trust L Bonds held by such holder. The repurchase may be paid, at the option of GWG Holdings, in the form of cash, and/or a pro rata portion of (i) the outstanding principal amount and accrued and unpaid interest under the commercial loan between GWG Life and Ben LP entered into on August 10, 2018 and (ii) Common Units, or a combination of cash and such property.

The principal amount of Seller Trust L Bonds outstanding was $366.9 million at both March 31, 2020 and December 31, 2019.

Other Borrowings

Beneficient had borrowings with an aggregate carrying value of $152.6 million and $153.1 million as of March 31, 2020 and December 31, 2019, respectively. This aggregate outstanding balance includes a senior credit agreement and a subordinate credit agreement with respective balances, including accrued interest, of $77.5 million and $72.2 million at both March 31, 2020 and December 31, 2019. These amounts exclude an aggregate unamortized premium of $0.4 million and $0.9 million as of March 31, 2020 and December 31, 2019, respectively. Both loans accrue interest at a rate of 1-month LIBOR plus 3.95%, compounded daily, with interest due by the 15th of each month. The senior credit agreement and the subordinate credit agreement both mature on June 30, 2020. These loans are not currently guaranteed by GWG. The loans contain customary covenants and events of default and termination, including cross-default provisions. As of March 31, 2020, Beneficient was in compliance with all covenants. As discussed in Note 20, on May 15, 2020, Beneficient and the lender signed a Binding Term Sheet to Amend the Credit Agreement (“Term Sheet”) which would amend the terms of the loans.

Beneficient has additional borrowings maturing in 2023 and 2024 with an aggregate carrying value of $2.5 million as of both March 31, 2020 and December 31, 2019.

(11) Stockholders’ Equity

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

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The 2018 transactions between GWG Holdings, GWG Life, Beneficient and the Seller Trusts described in Note 1 ultimately resulted in the issuance of 27,013,516 shares of GWG Holdings common stock to the Seller Trust in exchange for Common Units. The shares were offered and sold in reliance upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended. Also, the Purchase and Contribution Agreement described in Note 1 ultimately resulted in the sale of 2,500,000 shares of GWG Holdings common stock to BCC, and the contribution of 1,452,155 shares of GWG Holdings common stock to AltiVerse.

Pursuant to the Exchange Agreement described in Note 1, on December 31, 2019, holders of Ben LP common units have the right to exchange their common units for common stock of GWG Holdings. The exchange ratio in the Exchange Agreement is based on the ratio of the capital account associated with the common units to be exchanged to the market price of the common stock of GWG Holdings based on the volume weighted average price of GWG Holdings’ common stock for the five consecutive trading days prior to the quarterly exchange date. No Ben LP common units have been exchanged for common stock of GWG Holdings through March 31, 2020.

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

The following table includes information about the stock repurchase program for the three months ended March 31, 2019 (dollar amounts in thousands, except per share data):

2019 Monthly Period	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Program	Maximum Dollar Value of Shares that Remained Under the Program
January 2019	42,488	$8.47	52,523	$1,072
February 2019	202	8.88	52,725	1,070

(1)	No stock was repurchased after February 2019, and the stock repurchase program expired on April 30, 2019.

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

The RPS ranks senior to our common stock and pari passu with our RPS 2 (see further details in the section below) and entitles its holders to a liquidation preference equal to the stated value per share (i.e., $1,000) plus accrued but unpaid dividends. Holders of RPS may convert their RPS into our common stock at a conversion price equal to the volume-weighted average price of our common stock for the 20 trading days immediately prior to the date of conversion, subject to a minimum conversion price of $15.00 and in an aggregate amount limited to 15% of the stated value of RPS originally purchased from us and still held by such purchaser.

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

Series 2 Redeemable Preferred Stock

On February 14, 2017, our public offering of up to 150,000 shares of RPS 2 at $1,000 per share was declared effective. The terms of the RPS 2 are largely consistent with those of the RPS, other than the conversion and redemption features discussed below.

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

The RPS 2 was determined to have the same two embedded features discussed in the RPS section above (optional redemption and optional conversion by the holder). We do not believe bifurcation of either the holder’s redemption or conversion feature is appropriate.

Preferred Series A Subclass 1 (Redeemable noncontrolling interest)

BCH, a consolidated subsidiary of Ben LP, has non-unitized equity outstanding. The Preferred Series A Subclass 1 Unit accounts are non-participating and convertible on a dollar basis. The 4th Amended and Restated Limited Partnership Agreement (“LPA”) of BCH governs the terms of BCH’s equity securities.

Beginning June 1, 2018, the Preferred Series A Subclass 1 Unitholders agreed to temporarily reduce the preferred return rate. On March 31, 2019, Preferred Series A Subclass 1 Unit Account holders signed an agreement to forbear the right to receive an annualized preferred return in excess of a rate determined materially consistent with the methodology below until, initially, the earlier of December 31, 2019 or three months following the issuance of the limited trust association charters by the Texas Department of Banking. The charters from the Texas Department of Banking were not issued as of December 31, 2019. In 2020, this forbearance agreement was extended through March 31, 2020. The income allocation methodology under this forbearance agreement was as follows:

●	First, Ben, as the sole holder of Class A Units issued by BCH is allocated income from BCH to cover the expenses incurred solely by Ben;

●	Second, the remaining income at BCH is allocated 50% to the aggregate of Class A Units and Class S Ordinary Units and 50% to Preferred Series A Subclass 1 Unit Accounts, until the Common Units issued by Ben receive a 1% annualized return on the Common Unit account balance;

●	Third, after the 1% annualized return to the Common Unit issued by Ben is achieved, additional income is allocated to the Preferred Series A until the Preferred Series A is allocated the amount required under the LPA, (as amended); and

●	Finally, any remaining income is allocated under the terms of the current LPA (pro-rata between the Class A Units and Class S Ordinary Units).

If and when the forbearance agreement expires, account holders will be entitled to a compounded quarterly preferred return. The preferred return to be paid to Preferred Series A Unitholders is limited by a quarterly preferred return rate cap that is based on the annualized revenues of BCH. Annualized revenues are defined as four times the sum of total quarterly interest, fee and dividend income plus total noninterest revenues. This quarterly rate cap is defined as follows:

●	0.25% if annualized revenues are $80 million or less;

●	0.50% if annualized revenues are greater than $80 million but equal to or less than $105 million;

●	0.75% if annualized revenues are greater than $105 million but equal to or less than $125 million;

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

●	1.00% if annualized revenues are greater than $125 million but equal to or less than $135 million;

●	1.25% if annualized revenues are greater than $135 million but equal to or less than $140 million; and

●	If over $140 million, the preferred return calculation is based on a fraction (i) the numerator of which is (A) the positive percentage rate change, if any, to the seasonally adjusted CPI-U covering the period from the date of the last allocation of profits to such holders, plus (B) (x) 2% prior to an Initial Public Offering (as defined in the BCH LPA) by Ben and (y) 3% thereafter, and (ii) the denominator of which is one minus the highest effective marginal combined U.S. federal, state and local income tax rate in effect as of the beginning of the fiscal quarter for which such determination is being made for an individual resident in New York City, New York, assuming (1) that the aggregate gross income allocable with respect to the quarterly preferred return for such fiscal year will consist of the same relative proportion of each type or character (e.g., long term or short term capital gain or ordinary or exempt income) of gross income item included in the aggregate gross income actually allocated in respect of the quarterly preferred return for the fiscal year reflected in the BCH’s most recently filed Internal Revenue Service Form 1065 and (2) any state and local income taxes are not deductible against U.S. federal income tax.

The definition of Initial Public Offering includes an event, transaction or agreement pursuant to which the Common Units are convertible or exchangeable into equity securities listed on a national securities exchange or quotation in an automated quotation system.

No amounts have been paid to the Preferred Series A Subclass 1 Unit Account holders related to the preferred return from inception through March 31, 2020. In connection with the issuance of Preferred Series A Subclass 2 Units as part of the Option Agreement, the preferred return of Preferred Series A Subclass 1 Unit Account holders is reduced by the preferred return allocated to the Preferred Series A Subclass 2 Units during the period the Option Agreement remains outstanding.

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

The current LPA of BCH also includes certain limitations of BCH, without the consent of a majority-in-interest of the Preferred Series A Unit Account holders, to (i) issue any new equity securities and (ii) except as otherwise provided, incur indebtedness that is senior to or pari passu with any right of distribution, redemption, repayment, repurchase or other payments relating to the Preferred Series A Unit accounts. Further, BCH cannot, prior to the conversion of all the Preferred Series A Unit accounts, incur any additional long-term debt unless (i) after giving effect to the incurrence of the new long-term debt on a pro forma basis, the sum of certain preferred stock, existing debt and any new long-term indebtedness would not exceed 55% of BCH’s net asset value (“NAV”) plus cash on hand, and (ii) at the time of incurrence of any new long-term indebtedness, the aggregate balance of BCH’s (including controlled subsidiaries) debt plus such new long-term debt does not exceed 40% of the sum of the NAV of the collateral underlying the loan portfolio of BCH and its subsidiaries plus cash on hand at Ben LP, BCH and its subsidiaries.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Preferred Series A Subclass 1 Unit Accounts are recorded in the consolidated balance sheet in the redeemable noncontrolling interest line item.

Class S Ordinary Units

As of both March 31, 2020 and December 31, 2019, BCH had issued and outstanding 5.8 million Class S Ordinary Units. The Class S Ordinary Units participate on an as-converted basis pro-rata in the share of the profits or losses of BCH and subsidiaries following all other allocations made by BCH and its subsidiaries. As limited partner interests, these units have limited voting rights and do not entitle participation in the management of BCH’s business and affairs. The Class S Ordinary Units are exchangeable for Common Units on a one-for-one basis, subject to customary conversion rate adjustments for splits, distributions and reclassifications, as well as compliance with any applicable vesting and transfer restrictions. Each conversion also results in the issuance to Ben LP of a Class A Unit of BCH for each common unit issued.

The Class S Ordinary Units are recorded in the consolidated balance sheet in the noncontrolling interests line item.

Class S Preferred Units

The limited partnership agreement of BCH allows it to issue Class S Preferred Units. The Class S Preferred Units are entitled to a quarterly preferred return that is limited by the quarterly preferred return rate cap described above for Preferred Series A Subclass 1 except for when annualized revenues exceed $140 million, the Class S Preferred return is based on a fraction (i) the numerator of which is (A) the positive percentage rate change, if any, to the seasonally adjusted CPI-U covering the period from the date of the last allocation of profits to such holders, plus (B) 0.75 percent, and (ii) the denominator of which is one minus the highest effective marginal combined U.S. federal, state and local income tax rate in effect as of the beginning of the fiscal quarter for which such determination is being made for an individual resident in New York City, New York, assuming (1) that the aggregate gross income allocable with respect to the quarterly preferred return for such fiscal year will consist of the same relative proportion of each type or character (e.g., long term or short term capital gain or ordinary or exempt income) of gross income item included in the aggregate gross income actually allocated in respect of the quarterly preferred return for the fiscal year reflected in the Ben Group Partnership’s most recently filed IRS Form 1065 and (2) any state and local income taxes are not deductible against U.S. federal income tax. The Class S Preferred Units also participate on an as-converted basis pro-rata in the share of the profits or losses of BCH and subsidiaries following all other allocations made by BCH and its subsidiaries. As limited partner interests, these units are generally non-voting and do not entitle participation in the management of BCH’s business and affairs. Generally, the Class S Preferred Units are exchangeable for Common Units in Ben LP on a 1.2-for-1 basis, subject to customary conversion rate adjustments for splits, distributions and reclassifications, as well as compliance with any applicable vesting and transfer restrictions. Each conversion also results in the issuance to Ben LP of a Class A Unit for each Common Unit issued. Holders of Class S Preferred Units may elect to convert into Class S Ordinary Units in connection with a sale or dissolution of BCH.

No amounts have been paid to the Class S Preferred Unit holders related to the preferred return from inception through March 31, 2020. The Class S Preferred Units are recorded in the consolidated balance sheet in the noncontrolling interests line item.

(12) Equity-Based Compensation

As of March 31, 2020, the Company has outstanding equity-based awards under the 2013 Stock Incentive Plan, the Beneficient Management Partners, L.P. (“BMP”) Equity Incentive Plan, and the Ben Equity Incentive Plan, as more fully described in the sections below.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2013 Stock Incentive Plan

GWG Holdings adopted the 2013 Stock Incentive Plan in March 2013, as amended on June 1, 2015, May 5, 2017 and May 8, 2018. Participants under the plan may be granted incentive stock options and non-statutory stock options; stock appreciation rights; stock awards; restricted stock; restricted stock units; and performance shares. Eligible participants include officers and employees of GWG Holdings and its subsidiaries, members of our Board of Directors, and consultants. Option awards generally expire 10 years from the date of grant. As of March 31, 2020, the Company has granted stock options, stock appreciation rights (“SAR”), and restricted stock units (“RSU”) under this plan.

During the three months ended March 31, 2020, a total of 20,751 stock options held by employees vested. Additionally, as a result of stock option exercises, 1,456 shares of common stock were issued to employees, net of shares forfeited to satisfy tax withholding obligations.

Upon the exercise of SARs, the Company is obligated to make cash payment equal to the positive difference between the market value of the Company’s common stock on the date of exercise less the market value of the common stock on the date of grant. The liability for the SARs as of March 31, 2020 and December 31, 2019 was $0.8 million and $0.6 million, respectively, and was recorded within accounts payable and accrued expenses in the condensed consolidated balance sheets.

During the three months ended March 31, 2020, none of the RSUs held by employees have vested.

BMP Equity Incentive Plan

The Board of Directors of Beneficient Management, Ben LP’s general partner, adopted the BMP Equity Incentive Plan in 2019. Under the BMP Equity Incentive Plan, certain directors and employees of Ben are eligible to receive equity units in BMP, an entity affiliated with the board of directors of Beneficient Management, in return for their services to Ben. The BMP equity units eligible to be awarded to employees are comprised of BMP’s Class A Units and/or BMP’s Class B Units (collectively, the “BMP Equity Units”). The BMP Equity Units awarded in 2019 and during the three months ended March 31, 2020, included some awards that were fully vested upon grant date, and some awards that are subject to service-based vesting over a four-year period from the date of hire.

As BMP’s equity is not publicly traded, the fair value of the BMP Equity Units is determined on each grant date using a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The resultant probability-weighted cash flows are then discounted using a rate that reflects the uncertainty surrounding the expected outcomes, which the Company believes is appropriate and representative of a market participant assumption.

Ben Equity Incentive Plan

The Board of Directors of Beneficient Management adopted the Ben Equity Incentive Plan in September 2018. Under the Ben Equity Incentive Plan, Ben is permitted to grant equity awards, in the form of restricted equity units (“REUs”) representing ownership interests in Common Units. Settled awards under the Ben Equity Incentive Plan dilute Ben’s Common Unitholders. The total number of Common Units that may be issued under the Ben Equity Incentive Plan is equivalent to 15% of the number of fully diluted Common Units outstanding, subject to annual adjustment.

All REUs are subject to two performance conditions which were met during 2019. Additionally, if a change-of-control event occurs prior to July 1, 2021, then all units, vested and unvested, will settle within 60 days. Any transaction where GWG Holdings obtains the right to appoint a majority of the members of Beneficient Management’s Board of Directors is expressly excluded from the definition of change-of-control for the REUs. Awards will generally be subject to service-based vesting over a multi-year period from the recipient’s date of hire, though some awards fully vest upon grant date. While providing services to Ben, if applicable, certain of these awards are subject to minimum retained ownership rules requiring the award recipient to continuously hold Common Unit equivalents equal to at least 15% of their cumulatively granted awards that have the minimum retained ownership requirement.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As Ben LP’s equity is not publicly traded, the fair value of the REUs is estimated on the grant date using recent equity transactions involving third parties, which provides the Company with observable fair value information sufficient for estimating the grant date fair value.

The following table summarizes the award activity, in number of units, for each plan during the three months ended March 31, 2020:

	Balance at December 31, 2019	Granted during the period	Vested during the period	Exercised during the period	Forfeited during the period	Balance at March 31, 2020
Vested
Stock Options	673,341	—	20,751	(19,304)	(55,917)	618,871
SAR	200,745	—	—	(1,284)	(2,051)	197,410
RSU	—	—	—	—	—	—
BMP Equity Units	7,980,037	3,451,017	—	—	—	11,431,054
REU	2,164,742	2,281,681	7,500	—	—	4,453,923

Unvested
Stock Options	232,040	—	(20,751)	—	(44,858)	166,431
SAR	174,880	—	—	—	(25,317)	149,563
RSU	244,083	—	—	—	—	244,083
BMP Equity Units	180,000	2,649,200	—	—	(70,000)	2,759,200
REU	246,500	1,902,472	(7,500)	—	(77,500)	2,063,972

Total
Stock Options	905,381	—	—	(19,304)	(100,775)	785,302
SAR	375,625	—	—	(1,284)	(27,368)	346,973
RSU	244,083	—	—	—	—	244,083
BMP Equity Units	8,160,037	6,100,217	—	—	(70,000)	14,190,254
REU	2,411,242	4,184,153	—	—	(77,500)	6,517,895

The holders of certain of the units issued under the BMP Equity Incentive Plan and the Ben Equity Incentive Plan, upon vesting, have the right to convert the units to shares of GWG Holdings common stock per the Exchange Agreement discussed in Note 1. As such, units vested and issued under Beneficient’s equity incentive plans may result in dilution of the common stock of GWG Holdings.

The following table presents the components of equity-based compensation expense recognized in the consolidated statement of operations (in thousands):

	Three Months Ended March 31,
	2020	2019
Stock options	$48	$262
Stock appreciation rights	206	413
Restricted stock units	260	159
BMP equity units	38,024	—
REU	30,910	—
Total equity-based compensation	$69,448	$834

Unrecognized equity-based compensation expense totaled approximately $45.2 million as of March 31, 2020. We currently expect to recognize equity-based compensation expense of $13.0 million during the remainder of 2020, and the remainder thereafter based on scheduled vesting of awards outstanding as of March 31, 2020. The following table presents the equity-based compensation expense expected to be recognized over the next five years based on scheduled vesting of awards outstanding as of March 31, 2020 (in thousands):

	Stock Options	SAR	RSU	REU	BMP Equity Units	Total
Nine months ending 2020	$202	$81	$226	$6,169	$6,301	$12,979
2021	142	132	—	8,027	8,363	16,664
2022	20	81	—	5,306	5,705	11,112
2023	—	6	—	2,148	1,904	4,058
2024	—	—	—	262	139	401
Total	$364	$300	$226	$21,912	$22,412	$45,214

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(13) Income Taxes

The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods.

Income tax benefit was $14.5 million for the three months ended March 31, 2020, compared to $0.0 million for the three months ended March 31, 2019. The Company’s effective tax rate was 16.03% and 0% for the same periods. Our tax benefit for the year primarily reflects the effect of a change in state taxing jurisdictions, the reduction of a naked credit (described below) and current tax expense.

In late 2019, the Company moved its headquarters from Minnesota to Texas. This move resulted in a change in the state deferred tax rate from 9.8% to 0%. The tax effects of this move has been recorded as a discrete item during the period.

The Company currently records a valuation allowance against its deferred tax assets to the extent there are indefinite lived intangibles related to investments, business interest expense and net operating losses. Due to the uncertain timing of the reversal of these temporary differences, they cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore the deferred tax liability cannot offset deferred tax assets. This is often referred to as a “naked credit.” Due to a prior deemed ownership change, net operating loss carryforwards are subject to Section 382 of the Internal Revenue Code.

We continue to monitor and evaluate the rationale for recording a full valuation allowance for the net amount of the deferred tax assets which are in excess of the indefinite-lived deferred tax assets and liabilities. We intend to continue maintaining a full valuation allowance on these net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

On March 27, 2020, Congress passed and the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which included significant changes to U.S. Federal income tax law. However, the only change that is expected to affect the Company is the modification to Section 163(j), which increased the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income.

(14) Loss per Common Share

The computations of basic and diluted income (loss) attributable to common shareholders per share for the three months ended March 31, 2020 and 2019 are as follows (in thousands, except share data and per share data):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss attributable to common shareholders	$(49,384)	$(18,910)

Denominator:
Basic – weighted average common shares outstanding	30,534,977	32,984,741
Effect of dilutive securities	—	—
Diluted – weighted average common shares outstanding	30,534,977	32,984,741
Basic loss per common share	$(1.62)	$(0.57)
Diluted loss per common share	$(1.62)	$(0.57)

For the three months ended March 31, 2020 and 2019, RPS, RPS 2, restricted stock units, and stock options for a potential 2,543,665 and 2,814,635 shares, respectively, were not included in the calculation of diluted earnings per share because we recorded a net loss during these periods and the effects were anti-dilutive. Potentially dilutive instruments issued by Ben LP that are ultimately exchangeable into GWG common stock were also excluded from the calculation of diluted earnings per share for the three months ended March 31, 2020 because we recorded a net loss during this period and the effects were anti-dilutive.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(15) Segment Reporting

The Company has two reportable segments consisting of Secondary Life Insurance and Beneficient. Corporate & Other includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, and management and administrative services to support the overall operations of the Company and from November 1, 2019, include our equity method investment in FOXO.

The Secondary Life Insurance segment seeks to earn non-correlated yield from our portfolio of life insurance policies. Our Beneficient segment consists of the assets and operations of Ben LP and its subsidiaries. Beneficient became a consolidated subsidiary of GWG Holdings as of December 31, 2019, as described in Note 4. Ben LP provides a variety of trust services, liquidity products and loans for alternative assets and illiquid investment funds, and other financial services to mid-to-high net worth individuals. Prior to December 31, 2019, we accounted for our investment in the common units of Beneficient under the equity method.

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

	Three Months Ended March 31,
Revenue:	2020	2019
Secondary Life Insurance	$15,148	$22,183
Beneficient	18,409	2,870
Corporate & Other	—	164
Total	$33,557	$25,217

	Three Months Ended March 31,
Interest Expense:	2020	2019
Secondary Life Insurance	$22,693	$20,096
Beneficient	13,178	6,879
Corporate & Other	—	—
Total	$35,871	$26,975

	Three Months Ended March 31,
Interest Income:	2020	2019
Secondary Life Insurance	$615	$631
Beneficient	13,374	2,825
Corporate & Other	—	4
Total	$13,989	$3,460

	Three Months Ended March 31,
Segment EBT:	2020	2019
Secondary Life Insurance	$(14,721)	$(1,623)
Beneficient	(70,149)	(5,936)
Corporate & Other	(7,153)	(7,055)
Total	(92,023)	(14,614)
Income tax benefit	14,507	—
Net loss	$(77,516)	$(14,614)

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Total Assets:	March 31, 2020	December 31, 2019
Secondary Life Insurance	$952,447	$904,363
Beneficient	2,719,387	2,721,546
Corporate & Other	12,395	9,297
Total	$3,684,229	$3,635,206

The total assets of the Beneficient segment at March 31, 2020 and December 31, 2019, includes goodwill of $2.4 billion and $2.4 billion, respectively, which represents all of the goodwill on our consolidated balance sheet as of the end of each reporting period.

(16) Leases

The Company leases certain real estate for its office premises under operating lease agreements which expire in 2021 and 2025. Under these leases, we are obligated to pay base rent plus common area maintenance and a share of building operating costs. The lease agreements contain extension options that we have not included in our liability calculations. We lease various other facilities on a short-term basis.

The lease assets and liabilities are as follows (in thousands):

		March 31,
Leases	Classification	2020

Operating lease right-of-use assets	Other assets	$1,714

Operating lease liabilities	Other accrued expenses	$2,320

Total lease costs recognized for the three months ended March 31, 2020 and 2019 were $0.3 million and $0.1 million, respectively. These amounts included operating lease costs of $0.2 million and $50 thousand, variable lease costs of $53 thousand and $55 thousand, and short term lease costs of $49 thousand and $26 thousand for the three months ended March 31, 2020 and 2019, respectively. The weighted average remaining lease term at March 31, 2020 was 4.1 years and the weighted average discount rate was 6.6%. For the three months ended March 31, 2020 and 2019, cash paid for amounts included in the measurement of operating lease liabilities and included in operating cash flows totaled $0.3 million and $0.1 million, respectively.

Maturities of operating lease liabilities as of March 31, 2020 are as follows (in thousands):

2020	$751
2021	715
2022	302
2023	311
2024	320
Thereafter	273
Total lease payments	2,672
Less: imputed interest	(352)
Present value of lease liabilities	$2,320

(17) Commitments and Contingencies

Litigation — In the normal course of business, we are involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on our financial position, results of operations or cash flows.

Commitments — GWG Holdings is committed to contribute an additional $12.5 million to FOXO through 2021, with an additional $8.4 million in the nine months ending December 31, 2020 and $4.1 million in 2021. Beneficient had $73.7 million and $73.8 million of gross potential capital commitments as of March 31, 2020 and December 31, 2019, respectively, representing potential limited partner capital funding commitments on the alternative asset fund collateral to its loans above any cash reserves. The trust holding the interest in the limited partnership for the alternative asset fund is required to fund these limited partner capital commitments per the terms of the limited partnership agreement. To the extent that the associated trust cannot pay the capital funding commitment, Beneficient is obligated to lend sufficient funds to meet the commitment. Capital commitments generally originate from limited partner agreements having fixed or expiring expiration dates. The total limited partner capital funding commitment amounts may not necessarily represent future cash requirements.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(18) Guarantee and Collateral Provisions of L Bonds and Seller Trust L Bonds

Our L Bonds are offered and sold under a registration statement declared effective by the SEC, as described in Note 10, and we have issued Seller Trust L Bonds under a Supplemental Indenture, as described in Note 10. The L Bonds and Seller Trust L Bonds are secured by substantially all the assets of GWG Holdings, a pledge of all our common stock held by BCC and AltiVerse (which together represent approximately 12% of our outstanding common stock), and by a guarantee and corresponding grant of a security interest in substantially all the assets of GWG Life(1). As a guarantor, GWG Life has fully and unconditionally guaranteed the payment of principal and interest on the L Bonds and Seller Trust L Bonds. GWG Life’s equity in DLP IV(2) serves as collateral for our L Bond and Seller Trust L Bond obligations. Substantially all of our life insurance policies are held by DLP IV or GWG Life Trust. The policies held by DLP IV are not direct collateral for the L Bonds as such policies are pledged to the LNV Credit Facility.

(1)	The Seller Trust L Bonds are senior secured obligations of GWG, ranking junior to all senior debt of GWG and pari passu in right of payment and in respect of collateral with all L Bonds of GWG (see Note 10). Payments under the Seller Trust L Bonds are guaranteed by GWG Life. The assets exchanged in the in connection with the Beneficent transaction are available as collateral for all holders of the L Bonds and Seller Trust L Bonds. Specifically, the Common Units of Ben LP are held by GWG Holdings and the Commercial Loan is held by GWG Life.

(2)	The terms of our LNV Credit Facility require that we maintain a significant excess of pledged collateral value over the amount outstanding on the LNV Credit Facility at any given time. Any excess after satisfying all amounts owing under our LNV Credit Facility is available as collateral for the L Bonds (including the Seller Trust L Bonds).

The following represents consolidating financial information as of March 31, 2020 and December 31, 2019, with respect to the financial position, and for the three months ended March 31, 2020 and 2019, with respect to results of operations and cash flows of GWG Holdings and its subsidiaries. The parent column presents the financial information of GWG Holdings, the primary obligor for the L Bonds and Seller Trust L Bonds. The guarantor subsidiary column presents the financial information of GWG Life, the guarantor subsidiary of the L Bonds and Seller Trust L Bonds, presenting its investment in DLP IV and GWG Life Trust under the equity method. The non-guarantor subsidiaries column presents the financial information of all non-guarantor subsidiaries, including DLP IV, GWG Life Trust and Beneficient.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Balance Sheets (in thousands)

March 31, 2020	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Cash and cash equivalents	$101,529	$1,753	$13,150	$—	$116,432
Restricted cash	—	512	25,934	—	26,446
Investment in life insurance policies, at fair value	—	344	801,837	—	802,181
Life insurance policy benefits receivable, net	—	200	15,130	—	15,330
Loans receivable, net of unearned income	—	—	219,296	—	219,296
Allowance for loan losses	—	—	(700)	—	(700)
Loans receivable, net	—	—	218,596	—	218,596
Fees receivable	—	—	30,453	—	30,453
Financing receivable from affiliate	—	239,564	—	(171,274)	68,290
Investment in GWG stock	—	—	25,400	(25,400)	—
Other assets	67,792	320,460	23,471	(377,817)	33,906
Goodwill	—	—	2,372,595	—	2,372,595
Investment in subsidiaries	1,569,254	653,926	—	(2,223,180)	—

TOTAL ASSETS	$1,738,575	$1,216,759	$3,526,566	$(2,797,671)	$3,684,229

LIABILITIES & STOCKHOLDERS’ EQUITY

LIABILITIES
Senior credit facility with LNV Corporation	$—	$—	$188,793	$—	$188,793
L Bonds	1,009,781	—	—	—	1,009,781
Seller Trust L Bonds	366,892	—	—	—	366,892
Other borrowings	—	—	152,597	—	152,597
Intercompany debt – Commercial loan	—	—	171,329	(171,329)	—
Interest and dividends payable	12,162	—	10,241	—	22,403
Deferred revenue	—	—	39,651	—	39,651
Accounts payable and accrued expenses	8,532	2,071	69,238	(58,702)	21,139
Deferred tax liability, net	40,206	—	—	—	40,206
TOTAL LIABILITIES	1,437,573	2,071	631,849	(230,031)	1,841,462

Redeemable noncontrolling interests	—	—	1,553,554	(311,913)	1,241,641

STOCKHOLDERS’ EQUITY
Member capital	—	1,214,688	655,073	(1,869,761)	—
Common units	—	—	603,417	(603,417)	—
Redeemable preferred stock and Series 2 redeemable preferred stock	186,658	—	—	—	186,658
Common stock	33	—	—	—	33
Common stock in treasury	—	—	—	(24,550)	(24,550)
Additional paid-in-capital	229,207	—	—	—	229,207
Accumulated deficit	(114,896)	—	—	(7,037)	(121,933)
Noncontrolling interests	—	—	82,673	249,038	331,711
TOTAL STOCKHOLDERS’ EQUITY	301,002	1,214,688	1,341,163	(2,255,727)	601,126

TOTAL LIABILITIES AND EQUITY	$1,738,575	$1,216,759	$3,526,566	$(2,797,671)	$3,684,229

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Balance Sheets (in thousands) (continued)

December 31, 2019	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Cash and cash equivalents	$57,721	$2,644	$18,708	$—	$79,073
Restricted cash	—	—	20,258	—	20,258
Investment in life insurance policies, at fair value	—	340	795,699	—	796,039
Life insurance policy benefits receivable, net	—	200	22,831	—	23,031
Investment in GWG stock	—	—	24,550	(24,550)	—
Loans receivable, net of unearned income	—	—	232,344	—	232,344
Allowance for loan losses	—	—	—	—	—
Loans receivable, net	—	—	232,344	—	232,344
Fees receivable	—	—	29,168	—	29,168
Financing receivable from affiliates	—	235,573	—	(168,420)	67,153
Other assets	446,618	320,490	22,163	(759,136)	30,135
Goodwill	—	—	2,358,005	—	2,358,005
Investment in subsidiaries	1,221,227	664,723	—	(1,885,950)	—

TOTAL ASSETS	$1,725,566	$1,223,970	$3,523,726	$(2,838,056)	$3,635,206

LIABILITIES & STOCKHOLDERS’ EQUITY

LIABILITIES
Senior credit facility with LNV Corporation	$—	$—	$174,390	$—	$174,390
L Bonds	926,638	—	—	—	926,638
Seller Trust L Bonds	366,892	—	—	—	366,892
Other borrowings	—	—	153,086	—	153,086
Intercompany debt – commercial loan	—	—	168,420	(168,420)	—
Interest and dividends payable	12,491	—	4,025	—	16,516
Deferred revenue	—	—	41,444	—	41,444
Account payable and accrued expenses	3,093	3,891	78,455	(57,603)	27,836
Deferred tax liability	57,923	—	—	—	57,923
TOTAL LIABILITIES	1,367,037	3,891	619,820	(226,023)	1,764,725

Redeemable noncontrolling interests	—	—	1,588,604	(318,950)	1,269,654

STOCKHOLDERS’ EQUITY
Member capital	—	1,220,079	665,871	(1,885,950)	—
Common units	—	—	563,966	(563,966)	—
Redeemable preferred stock and Series 2 redeemable preferred stock	201,891	—	—	—	201,891
Common stock	33	—	—	—	33
Treasury stock	—	—	—	(24,550)	(24,550)
Additional paid-in capital	233,106	—	—	—	233,106
Accumulated deficit	(76,501)	—	—	—	(76,501)
Noncontrolling interests	—	—	85,465	181,383	266,848
TOTAL STOCKHOLDERS’ EQUITY	358,529	1,220,079	1,315,302	(2,293,083)	600,827

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,725,566	$1,223,970	$3,523,726	$(2,838,056)	$3,635,206

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Operations (in thousands)

For the three months ended March 31, 2020	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Gain on life insurance policies, net	$—	$3	$14,442	$—	$14,445
Interest and other income	365	5,237	18,447	(4,937)	19,112
TOTAL REVENUE	365	5,240	32,889	(4,937)	33,557

EXPENSES
Interest expense	28,737	—	11,221	(4,087)	35,871
Employee compensation and benefits	7,391	100	70,213	—	77,704
Legal and professional fees	1,947	134	4,082	—	6,163
Provision for loan losses	—	—	700	—	700
Other expenses	2,461	423	728	—	3,612
TOTAL EXPENSES	40,536	657	86,944	(4,087)	124,050

INCOME (LOSS) BEFORE EQUITY IN INCOME (LOSS) OF SUBSIDIARIES	(40,171)	4,583	(54,055)	(850)	(90,493)

EQUITY IN INCOME (LOSS) OF SUBSIDIARIES	(11,128)	9,561	—	1,567	—

INCOME (LOSS) BEFORE INCOME TAXES	(51,299)	14,144	(54,055)	717	(90,493)

INCOME TAX BENEFIT	(14,434)	—	(73)	—	(14,507)
NET INCOME (LOSS) BEFORE EARNINGS (LOSS) FROM EQUITY METHOD INVESTMENT	(36,865)	14,144	(53,982)	717	(75,896)

Loss from equity method investment	(1,530)	—	—	—	(1,530)

NET INCOME (LOSS)	(38,395)	14,144	(53,982)	717	(77,516)

Net loss attributable to noncontrolling interests	—	—	37,842	(5,758)	32,084

Less: Preferred stock dividends	3,952	—	—	—	3,952
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(42,347)	$14,144	$(16,140)	$(5,041)	$(49,384)

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Operations (in thousands) (continued)

For the three months ended March 31, 2019	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Gain (loss) on life insurance policies, net	$—	$2,067	$19,429	$—	$21,496
Interest and other income	614	2,833	274	—	3,721
TOTAL REVENUE	614	4,900	19,703	—	25,217

EXPENSES
Interest expense	22,607	—	4,368	—	26,975
Employee compensation and benefits	3,224	1,855	75	—	5,154
Legal and professional fees	1,280	580	1,087	—	2,947
Other expenses	1,692	473	663	—	2,828
TOTAL EXPENSES	28,803	2,908	6,193	—	37,904

INCOME (LOSS) BEFORE EQUITY IN INCOME OF SUBSIDIARIES	(28,189)	1,992	13,510	—	(12,687)

EQUITY IN INCOME OF SUBSIDIARIES	15,502	14,885	—	(30,387)	—

INCOME (LOSS) BEFORE INCOME TAXES	(12,687)	16,877	13,510	(30,387)	(12,687)

INCOME TAX EXPENSE (BENEFIT)	—	—	—	—	—
NET INCOME (LOSS) BEFORE LOSS FROM EQUITY METHOD INVESTMENT	(12,687)	16,877	13,510	(30,387)	(12,687)

Loss from equity method investment	(1,927)	—	—	—	(1,927)

NET INCOME (LOSS)	(14,614)	16,877	13,510	(30,387)	(14,614)

Preferred stock dividends	4,296	—	—	—	4,296
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(18,910)	$16,877	$13,510	$(30,387)	$(18,910)

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Cash Flows (in thousands)

For the three months ended March 31, 2020	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(38,395)	$14,144	$(53,982)	$717	$(77,516)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Equity of subsidiaries	11,128	(9,561)	—	(1,567)	—
Change in fair value of life insurance policies	—	(4)	(12,173)	—	(12,177)
Amortization of deferred financing and issuance costs	3,882	—	329	—	4,211
Amortization of upfront fees	—	—	(1,793)	—	(1,793)
Amortization of debt premiums	—	—	(473)	—	(473)
Amortization and depreciation on long-lived assets	31	1	140	—	172
Accretion of discount on financing receivable from affiliate	—	(1,620)	1,620	—	—
Non-cash interest income	—	(1,138)	(12,236)	—	(13,374)
Non-cash interest expense	—	—	676	—	676
Loss from equity method investment	1,530	—	—	—	1,530
Provision for loan losses	—	—	700	—	700
Deferred income tax	(17,717)	—	—	—	(17,717)
Equity-based compensation	4,303	—	65,145	—	69,448
(Increase) decrease in operating assets:
Life insurance policy benefits receivable	—	—	7,701	—	7,701
Fees receivable	—	—	(1,285)	—	(1,285)
Accrued interest on financing receivable	—	(1,234)	1,234	—	—
Other assets	270	29	(1,880)	1,949	368
Increase (decrease) in operating liabilities:
Accounts payable and other accrued expenses	5,372	(1,821)	(3,555)	(1,099)	(1,103)
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(29,596)	(1,204)	(9,832)	—	(40,632)

CASH FLOWS FROM INVESTING ACTIVITIES
Carrying value of matured life insurance policies	—	—	6,035	—	6,035
Purchases of fixed assets	(60)	—	(421)	—	(481)
Equity method investments	(5,417)	—	—	—	(5,417)
Net change of loans receivable	—	—	10,614	—	10,614
Payment of capital contributions	19,528	20,359	—	(39,887)	—
NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	14,051	20,359	16,228	(39,887)	10,751

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on senior debt	—	—	14,074	—	14,074
Proceeds from issuance of L Bonds	109,053	—	—	—	109,053
Payments for issuance and redemptions of L Bonds	(30,532)	—	—	—	(30,532)
Issuance of common stock	18	—	—	—	18
Payments for redemption of preferred stock	(15,233)	—	—	—	(15,233)
Preferred stock dividends	(3,952)	—	—	—	(3,952)
Issuance of member capital	—	(19,534)	(20,353)	39,887	—
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	59,354	(19,534)	(6,279)	39,887	73,428

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	43,809	(379)	117	—	43,547

CASH, CASH EQUIVALENTS AND RESTRICTED CASH
BEGINNING OF PERIOD	57,720	2,644	38,967	—	99,331
END OF PERIOD	$101,529	$2,265	$39,084	$—	$142,878

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statements of Cash Flows (in thousands) (continued)

For the three months ended March 31, 2019	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(14,614)	$16,877	$13,510	$(30,387)	$(14,614)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Equity of subsidiaries	(15,502)	(14,885)	—	30,387	—
Change in fair value of life insurance policies	—	(3,620)	(11,951)	—	(15,571)
Amortization of deferred financing and issuance costs	2,836	—	264	—	3,100
Accretion of discount on financing receivable from affiliate	—	(419)	—	—	(419)
Loss from equity method investment	1,927	—	—	—	1,927
Equity-based compensation	834	—	—	—	834
(Increase) decrease in operating assets:
Life insurance policy benefits receivable	—	5,000	2,261	—	7,261
Accrued interest on financing receivable	—	(1,551)	—	—	(1,551)
Other assets	(416)	72	(3,598)	—	(3,942)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued expenses	1,404	(481)	(4,251)	—	(3,328)
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(23,531)	993	(3,765)	—	(26,303)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	—	(8,681)	(18,711)	—	(27,392)
Carrying value of matured life insurance policies	—	169	8,532	—	8,701
Payment of capital contributions	(33,724)	(28,498)		62,222	—
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(33,724)	(37,010)	(10,179)	62,222	(18,691)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of senior debt	—	—	(2,373)	—	(2,373)
Proceeds from issuance of L Bonds	125,985	—	—	—	125,985
Payments for issuance and redemptions of L Bonds	(23,974)	—	—	—	(23,974)
Repurchase of common stock	(269)	—	—	—	(269)
Payments for redemption of preferred stock	(819)	—	—	—	(819)
Preferred stock dividends	(4,296)	—	—	—	(4,296)
Issuance of member capital	—	31,713	30,509	(62,222)	—
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	96,627	31,713	28,136	(62,222)	94,254

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	39,372	(4,304)	14,192	—	49,260

CASH, CASH EQUIVALENTS AND RESTRICTED CASH
BEGINNING OF PERIOD	113,294	7,449	4,693	—	125,436
END OF PERIOD	$152,666	$3,145	$18,885	$—	$174,696

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(19) Concentration

Life Insurance Carriers

We primarily purchase life insurance policies written by life insurance companies rated investment-grade by third-party rating agencies, including A.M. Best, Standard & Poor’s and Moody’s. As a result, there may be concentrations of policies with certain life insurance companies. The following summarizes the face value of insurance policies with specific life insurance companies exceeding 10% of the total face value held by our portfolio.

Life Insurance Company	March 31, 2020	December 31, 2019
John Hancock Life Insurance Company	14.24%	14.23%
The Lincoln National Life Insurance Company	10.91%	11.55%
AXA Equitable Life Insurance Company	10.83%	10.63%

The following summarizes the number of insureds’ state of residence exceeding 10% of the total face value held by us:

State of Residence	March 31, 2020	December 31, 2019
California	17.68%	17.46%
Florida	14.68%	14.86%

Beneficient’s underlying portfolio companies primarily operate in the United States, with the largest percentage, based on NAV, operating in healthcare technology, bio-technology, and diversified telecommunications services industries.

(20) Subsequent Events and Other Matters

COVID-19

In December 2019, a novel strain of coronavirus (“COVID-19”) was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The extent of COVID-19’s effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on the Company’s business. The Company continues to raise capital, receive interest income and insurance policy benefits and meet its ongoing obligations. However, depending on the extent of the ensuing economic crisis resulting from the pandemic and its impact on the Company’s business, the disease could have a material adverse effect on our results of operations, financial condition and cash flows.

As discussed in our 2019 Form 10-K, management performs goodwill and intangible asset impairment testing annually, during the fourth quarter, or when events occur, or circumstances change that would more likely than not indicate impairment has occurred. The Company recorded goodwill on December 31, 2019, as a result of the transactions with Beneficient discussed in Note 4 to the condensed consolidated financial statements. Due to the significance of the COVID-19 pandemic, management performed a qualitative assessment of the goodwill of the Beneficient reporting unit. Management concluded that the potentially large and underserved market that Beneficient is seeking to address, including the estimated demand from MHNW individuals and STM size institutions seeking liquidity for their professionally managed alternative assets, has not been negatively affected by the COVID-19 pandemic such that it is more likely than not that the fair value of the Beneficient reporting unit would exceed its carrying value as of March 31, 2020. Therefore, the impact of the COVID-19 pandemic through the end of the first quarter of 2020 was not a triggering event to perform a quantitative test. We will continue to monitor the impact of COVID-19 on the economy and our business and will perform an interim quantitative goodwill impairment test if necessary.

GWG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Liquidity and Capital Resources

As of March 31, 2020, we had cash, cash equivalents and restricted cash of $142.9 million. We generated net losses attributable to common shareholders of $49.4 million and $18.9 million for the three months ended March 31, 2020 and 2019, respectively. As of May 13, 2020, we had cash, cash equivalents and restricted cash of approximately $140 million. Besides funding operating expenditures and having sufficient cash to fund anticipated additional investments in Beneficient primarily for its lending products and working capital needs, we are obligated to pay other items such as interest payments and debt redemptions, and preferred stock dividends and redemptions. We expect to satisfy these obligations and fund our operations through anticipated operating cash flows, receipt of proceeds from our insurance policies, sales of additional L Bonds, and, potentially, additional borrowings under existing debt facilities or new borrowings with other third-party lenders.

GWG Holdings has a history of selling L Bonds dating back to January 2012. GWG Holdings may not be able sell additional L Bonds on terms as favorable to the Company as past transactions or in quantities sufficient to fund all of the Company’s operating requirements. Additionally, the Company may not be able to obtain additional borrowing under existing debt facilities or new borrowings with other third-party lenders. To the extent that GWG Holdings or its subsidiaries raise additional capital through the future issuance of debt, the terms of those debt securities may include terms that adversely affect the rights of our existing debt and/or equity holders or involve negative covenants that restrict GWG Holdings’ ability to take specific actions, such as incurring additional debt or making additional investments in growing the operations of the Company. If GWG Holdings is unable to fund its operations and other obligations, or defaults on its debt, then the Company will be required to either i) sell assets to provide sufficient funding or ii) to raise additional capital through the sale of equity and the ownership interest of our equity holders may be diluted.

Based on projections of anticipated operating cash flows, receipt of proceeds from our insurance policies, sales of additional L-Bonds, and, potentially, additional borrowings under existing debt facilities or new borrowings with other third-party lenders, we believe that we will have sufficient cash resources to finance our operations, satisfy our other obligations, and to fund anticipated additional investments in Beneficient through May 15, 2021.

Amendment of Beneficient Credit Agreements

On May 15, 2020, Beneficient signed the Term Sheet with its lender to amend its senior credit agreement and subordinated credit agreement (described in Note 10). The amendment would extend the maturity date of both loans to April 10, 2021, and includes an extension fee of 2.5% of the outstanding aggregate principal balance of the loans. The amendment would also increase the interest rate on each loan to 1-month LIBOR plus 8.0%, with a maximum interest rate of 9.5%. The loans would be payable in four installments of $25.0 million on each of June 1, 2020, September 10, 2020, December 10, 2020, and March 10, 2021, with the remaining balance payable on April 10, 2021.

The amendment also would provide for the assignment of the loans from Beneficient to GWG Life Trust, if permitted, or GWG Life upon issuance of Beneficient’s trust company charters by the Texas Department of Banking. GWG Holdings or GWG Life will receive additional Common Units in exchange for assuming Beneficient’s amended loans. Upon transfer of the loans, GWG Holdings or GWG Life will pay a fee of 2.0% of the then-remaining outstanding balance to the lender. Furthermore, upon transfer of the loans, the Commercial Loan Agreement between GWG Life and Beneficient will convert to Common Units in full satisfaction of the Commercial Loan Agreement.

In connection with the transfer of the loans from Beneficient, the lender would be granted a security interest in the Preferred Series A Subclass 1 Unit Accounts of BCH held by GWG Life and the life insurance policies held by GWG Life Trust. Furthermore, the lender will be permitted to purchase up to $152.0 million of Preferred Series A Subclass 1 units from BCH for cash for two years after the amendment of the loans. The Term Sheet also provides that, in connection with the transfer of the loans, (i) BHI, which owns a majority of the Class S Ordinary Units, Preferred Series A Subclass 1 Unit Accounts, and FLP Subclass 1 Unit Accounts issued by BCH, will grant certain tax-related concessions related to the transaction as may be mutually agreed upon between the parties, and (ii) in exchange for the tax-related concessions to be agreed between the parties, (a) 5% of BHI’s Preferred Series A Sub Class 1 Unit Account will become senior in allocations, distributions, redemption rights, and liquidation (potentially as a different class) (the “Senior Preferred Series A Sub Class 1 Unit Accounts”) to all other Preferred Series A Sub Class 1 Unit Accounts or any other securities issued by Beneficient or a subsidiary thereof, and (b) recipients of a grant of Preferred Series A Sub Class 1 Unit Accounts from BHI will have the right to put an amount of Preferred Series A Sub Class 1 Unit Accounts to Beneficient equal to any associated tax liability stemming from any such grant; provided that the aggregated associated tax liability shall not relate to more than $30 million of grants of Preferred Series A Sub Class 1 Unit Accounts from BHI; and provided, further, that such a put cannot be exercised prior to July 1, 2021. The agreed upon amended loan terms would contain covenants that would i) prevent Beneficient from issuing any securities senior to the Preferred Series A Subclass 1 Unit Accounts or the Senior Preferred Series A Sub Class 1 Unit Accounts, and ii) prevent Beneficient from incurring additional debt or borrowings, other than trade payables, while the loans are outstanding.

The amendments set forth in the Term Sheet are subject to, among other things, the negotiation and execution of definitive agreements governing the amendments and the satisfaction of closing conditions to be set forth therein, some of which may be outside of the parties’ control. The parties have agreed to use their reasonable best efforts to enter into definitive agreements by June 1, 2020.

Policy Benefits and L Bonds

Subsequent to March 31, 2020 through May 6, 2020, policy benefits on 13 policies covering 12 individuals have been realized. The face value of insurance benefits of these policies was $14.8 million.

Subsequent to March 31, 2020 through May 12, 2020, we have issued approximately $41.6 million of L Bonds.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes and the information contained in other sections of this report. This discussion and analysis is based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management.

Unless the context otherwise indicates, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, to the “Company,” “we,” “us,” “our” or “ours” or similar words are to GWG Holdings Inc. and its direct and indirect wholly-owned and consolidated subsidiaries, references to “GWG Holdings” refer solely to GWG Holdings Inc., references to “GWG Life” refer to GWG Life, LLC (a wholly-owned subsidiary of GWG Holdings), references to “Ben LP” refer to The Beneficient Company Group, L.P. (a consolidated subsidiary of GWG Holdings), references to “Beneficient” refer to Ben LP and all of its consolidated subsidiaries, references to “Beneficient Management” refer to Beneficient Management, L.L.C. (the general partner of Ben LP), references to “BCC” refer to Beneficient Capital Company, L.L.C. (a subsidiary of Ben LP) references to “BACC” refer to Beneficient Administrative and Clearing Company, L.L.C. (a subsidiary of Ben LP), references to “Pen” refer to Pen Indemnity Insurance Company, LTD (a subsidiary of Ben LP), references to “Ben Markets” refer to Ben Markets Management Holdings, L.P. (a subsidiary of Ben LP), and references to “FOXO” refer to FOXO BioScience LLC (formerly, InsurTech Holdings, LLC, an equity investee of GWG Holdings).

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

Such risks and uncertainties include, but are not limited to:

●	the valuation of assets reflected on our financial statements;

●	the illiquidity of our life insurance investments and receivables from affiliates;

●	the continued success of the alternative assets industry;

●	our ability to realize the anticipated benefits from our consolidation of Beneficient;

●	Beneficient’s financial performance and ability to execute on its business plan;

●	Beneficient’s ability to obtain the trust charters from the Texas Department of Banking necessary to implement its business plan;

●	changes resulting from the evolution of our business model and strategy with respect to Beneficient and the life insurance secondary market;

●	our reliance on debt financing and continued access to the capital markets;

●	our significant and ongoing financing requirements;

●	our predominant use of short-term debt to fund a portfolio of long-term assets could result in a liquidity shortage;

●	our ability to make cash distributions in satisfaction of dividend obligations and redemption requests;

●	our ability to satisfy our debt obligations if we were to sell our assets;

●	our history of operating losses;

●	general economic outlook, including prevailing interest rates;

●	the novel coronavirus pandemic, the ensuing economic downturn and its impact on our business;

●	federal, state, FINRA and other regulatory matters;

●	litigation risks;

●	our ability to comply with financial and non-financial covenants contained in borrowing agreements;

●	the reliability of assumptions underlying our actuarial models, including life expectancy (“LE”) estimates and our projections of mortality events and the realization of policy benefits;

●	risks relating to the validity and enforceability of the life insurance policies we purchase;

●	our reliance on information provided and obtained by third parties, including changes in underwriting tables and underwriting methodology;

●	life insurance company credit exposure;

●	cost-of-insurance (premium) increases on our life insurance policies;

●	performance of our investments in life insurance policies; and

●	risks associated with our investment in FOXO BioScience LLC (formerly InsurTech Holdings, LLC).

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

Overview

In 2018 and 2019, GWG Holdings and GWG Life consummated a series of transactions with Beneficient, as more fully described in Note 1 to our condensed consolidated financial statements in this Form 10-Q. On December 31, 2019, GWG Holdings obtained the right to appoint a majority of the board of directors of Beneficient Management. As a result of this change-of-control event, GWG Holdings reported the results of Beneficient on a consolidated basis beginning on the transaction date of December 31, 2019.

Beneficient is a financial services firm, based in Dallas, Texas, that provides liquidity solutions for professionally managed alternative assets for mid-to-high net worth (“MHNW”) individuals and small-to-mid (“STM”) size institutions, which previously had few options to obtain early liquidity for their alternative asset holdings. Beneficient has closed a limited number of these transactions to date, but intends to significantly expand its operations going forward. As part of the Company’s reorientation, we also changed our Board of Directors and executive management team. Beneficient plans to operate three potentially high value, high margin lines of business:

●	Private Trust Lending & Liquidity Products. Through BCC, Beneficient provides a unique suite of private trust, lending and liquidity products focused on bringing liquidity to owners of professionally managed alternative assets. Beneficient’s innovative liquidity solutions are designed to serve MHNW individuals, STM institutions, and asset managers who have historically possessed few attractive options to access early liquidity from their alternative assets. Beneficient targets MHNW clients with $5 million to $30 million in net worth and STM institutional clients typically holding less than $1 billion in assets.

●	Trust and Custody Services. Through BACC, and (subject to capitalization) through Pen, Beneficient plans, in the future, to market retirement funds, custody and clearing of alternative assets, and trustee and insurance services for covering risks attendant to owning or managing alternative assets.

●	Financial Technology. Through Ben Markets, Beneficient plans to provide online portals and financial technologies for the trading and financing of alternative assets. Beneficient’s existing and planned products and services are designed to support the tax and estate planning objectives of its MHNW clients, facilitate a diversification of assets or simply provide administrative management and reporting solutions tailored to the goals of the investor who owns alternative investments.

While we are continuing our work to maximize the value of our secondary life insurance business, we do not anticipate purchasing additional life insurance policies in the secondary market and have increased capital allocated toward providing liquidity to a broader range of alternative assets through Beneficient. We believe Beneficient’s operations will generally produce higher risk-adjusted returns than those we can generally achieve from life insurance policies acquired in the secondary market. Furthermore, although we believe that our portfolio of life insurance policies is a meaningful component of a diversified alternative asset portfolio, we will continue to explore strategic alternatives for our life insurance portfolio aimed at maximizing its value, including a possible sale, refinancing or recapitalization of our life insurance portfolio.

GWG Holdings completed the transactions with Beneficient to provide the Company with a significant increase in assets and common shareholders’ equity. In addition, the transactions with Beneficient may provide the Company with the opportunity for a diversified source of future earnings within the alternative asset industry. As the combined organization expands, we believe the Beneficient transactions will transform GWG Holdings from a niche provider of liquidity to owners of life insurance to a full-scale provider of trust and liquidity products and trust services to owners of a broad range of alternative assets.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) requires us to make significant judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our judgments, estimates, and assumptions on historical experience and on various other factors believed to be reasonable under the circumstances. Actual results could differ materially from these estimates. We evaluate our judgments, estimates, and assumptions on a regular basis and make changes accordingly.

Material estimates that are particularly susceptible to change, in the near term, relate to: the determination of the fair values of assets acquired, liabilities assumed and noncontrolling interests under business combinations accounting guidance; the determination of the assumptions used in estimating the fair value of our investments in life insurance policies; determining the grant date fair value for equity-based compensation awards; determining our allowance for loan losses; evaluation of potential impairment of goodwill and other intangibles; and the value of our deferred tax assets and liabilities. We believe these estimates are likely to have the greatest potential impact on our condensed consolidated financial statements and accordingly believe these to be our critical accounting estimates.

Refer to our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 27, 2020 (“2019 Form 10-K”) for a discussion of our critical accounting policies and estimates. As discussed in Note 2 to our condensed consolidated financial statements in this Form 10-Q, we have revised and added accounting policies as necessary to incorporate those accounting policies of Beneficient. There have been no significant changes to our critical accounting policies during the quarter ended March 31, 2020, other than the additional policies noted below.

Loans Receivable and Allowance for Loan Losses

Loans receivable are carried at the principal amount outstanding, plus interest paid-in-kind. The loans do not have scheduled principal or interest payments due prior to their maturity date, which is generally 12 years from the date of origination. Prepayment of the loans, in whole or in part, is permitted without premium or penalty. Loans bear contractual interest at the greater of 14% or 1-month LIBOR plus 10% compounded daily. The primary source of repayment for the loans and related fees is cash flows from the alternative assets collateralizing the loans. Interest income on loans is accrued on the principal amount outstanding.

The allowance for loan losses is a valuation allowance for probable incurred credit losses in the portfolio. Management’s determination of the allowance is based upon an evaluation of the loan portfolio, impaired loans, economic conditions, volume, growth and composition of the collateral to the loan portfolio, and other risks inherent in the portfolio. Management applies risk factors to categories of loans and individually reviews all impaired loans above a de minimis threshold. Management relies heavily on statistical analysis, current net asset value (“NAV”) and distribution performance of the underlying alternative asset collateral and industry trends related to alternative asset investments to estimate losses. Management evaluates the adequacy of the allowance by reviewing relevant internal and external factors that affect credit quality. As the collateral is the sole source of repayment of the loans and related interest, these loans are considered to be collateral dependent. Beneficient recognizes the charge-off in the period in which it arises for its collateral dependent loans. Therefore, impaired collateral dependent loans are written down to their estimated net realizable value based on disposition value.

Purchased Loans

Purchased loans are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan losses is not recorded at the acquisition date. Purchased loans are evaluated upon acquisition and classified as either purchased credit impaired (“PCI”) or non-purchased credit impaired (“non-PCI”).

PCI loans reflect credit deterioration since origination such that it is probable at acquisition that Beneficient will be unable to collect all contractually required payments. For PCI loans, expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows is reasonably estimable. Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date are recognized prospectively as interest income. Decreases in expected cash flows due to credit deterioration are recognized by recording an allowance for loan loss. Beneficient does not report PCI loans as nonperforming due to the accretion of interest income.

For non-PCI loans, the difference between the fair value and unpaid principal balance (“UPB”) of the loan at the acquisition date is amortized or accreted to interest income over the contractual life of the loans using the effective interest method. In the event of prepayment, the remaining unamortized amount is recognized in interest income.

Goodwill and Identifiable Intangible Assets

Goodwill and other identifiable intangible assets are initially recorded at their estimated fair values at the date of acquisition. Goodwill and other intangible assets having an indefinite useful life are not amortized for financial statement purposes. In the event that facts and circumstances indicate that the goodwill or other identifiable intangible assets may be impaired, an interim impairment test would be required. Intangible assets with finite lives are amortized over their useful lives. We perform required annual impairment tests of our goodwill and other intangible assets during the fourth quarter for our reporting units.

The goodwill impairment test requires us to make judgments and assumptions. The test consists of estimating the fair value of each reporting unit based on valuation techniques, including a discounted cash flow model using revenue and profit forecasts and recent industry transaction and trading multiples of our peers, and comparing those estimated fair values with the carrying values of the assets and liabilities of each reporting unit, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, we will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, any loss recognized will not exceed the total amount of goodwill allocated to that reporting unit.

This evaluation includes multiple assumptions, including estimated discounted cash flows and other estimates that may change over time. If future discounted cash flows become less than those projected by us, future impairment charges may become necessary that could have a materially adverse impact on our results of operations and financial condition in the period in which the write-off occurs.

Equity-Based Compensation

The Company measures and recognizes compensation expense for all equity-based payments at fair value on the grant date over the requisite service period. GWG Holdings uses the Black-Scholes option pricing model to determine the fair value of stock options and stock appreciation rights. For restricted stock grants (including restricted stock units), fair value is determined as of the closing price of GWG Holdings’ common stock on the date of grant. As it is not publicly traded, Beneficient uses various methods to determine the grant date fair value of its equity-based compensation awards.

The fair value of the Beneficient Management Partners, L.P. (“BMP”) Equity Units is determined on the grant date using a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The resultant probability-weighted cash flows are then discounted using a rate that reflects the uncertainty surrounding the expected outcomes, which the Company believes is appropriate and representative of a market participant assumption.

The fair value of Ben LP’s restricted equity units (“REUs”) is estimated on the grant date using recent equity transactions involving third parties, which provides the Company with observable fair value information sufficient for estimating the grant date fair value.

Recent Developments

COVID-19 and the CARES Act

In December 2019, a novel strain of coronavirus (“COVID-19”) was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The extent of COVID-19’s effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on the Company’s business. The Company continues to raise capital, receive interest income and insurance policy benefits and meet its ongoing obligations. However, depending on the extent of the ensuing economic crisis resulting from the pandemic and its impact on the Company’s business, the disease could have a material adverse effect on our results of operations, financial condition and cash flows.

As discussed in our 2019 Form 10-K, management performs goodwill and intangible asset impairment testing annually, during the fourth quarter, or when events occur, or circumstances change that would more likely than not indicate impairment has occurred. The Company recorded goodwill on December 31, 2019, as a result of the transactions with Beneficient discussed in Note 4 to the condensed consolidated financial statements. Due to the significance of the COVID-19 pandemic, management performed a qualitative assessment of the goodwill of the Beneficient reporting unit. Management concluded that the potentially large and underserved market that Beneficient is seeking to address, including the estimated demand from MHNW individuals and STM size institutions seeking liquidity for their professionally managed alternative assets, has not been negatively affected by the COVID-19 pandemic such that it is more likely than not that the fair value of the Beneficient reporting unit would exceed its carrying value as of March 31, 2020. Therefore, the impact of the COVID-19 pandemic through the end of the first quarter of 2020 was not a triggering event to perform a quantitative test. We will continue to monitor the impact of COVID-19 on the economy and our business and will perform an interim quantitative goodwill impairment test if necessary.

Trust Charter Applications

On September 25, 2018, Beneficient’s capital companies, BCC and BACC, applied for trust charters from the Texas Department of Banking to merge into to-be organized limited trust associations. Beneficient submitted revised charter applications on March 6, 2020. As of May 15, 2020, the trust charters had not been issued to Beneficient. As such, Beneficient has closed a limited number of transactions to date, but intends to significantly expand its operations if and when the trust charters are issued.

Amendment of Beneficient Credit Agreements

On May 15, 2020, Beneficient signed a Binding Term Sheet to Amend the Credit Agreement (“Term Sheet”)with its lender to amend its senior credit agreement and subordinated credit agreement (described in Note 10). The amendment would extend the maturity date of both loans to April 10, 2021, and includes an extension fee of 2.5% of the outstanding aggregate principal balance of the loans. The amendment would also increase the interest rate on each loan to 1-month LIBOR plus 8.0%, with a maximum interest rate of 9.5%. The loans would be payable in four installments of $25.0 million on each of June 1, 2020, September 10, 2020, December 10, 2020, and March 10, 2021, with the remaining balance payable on April 10, 2021.

The amendment also would provide for the assignment of the loans from Beneficient to GWG Life Trust, if permitted, or GWG Life upon issuance of Beneficient’s trust company charters by the Texas Department of Banking. GWG Holdings or GWG Life will receive additional Common Units in exchange for assuming Beneficient’s amended loans. Upon transfer of the loans, GWG Holdings or GWG Life will pay a fee of 2.0% of the then-remaining outstanding balance to the lender. Furthermore, upon transfer of the loans, the Commercial Loan Agreement between GWG Life and Beneficient will convert to Common Units in full satisfaction of the Commercial Loan Agreement.

In connection with the transfer of the loans from Beneficient, the lender would be granted a security interest in the Preferred Series A Subclass 1 Unit Accounts of BCH held by GWG Life and the life insurance policies held by GWG Life Trust. Furthermore, the lender will be permitted to purchase up to $152.0 million of Preferred Series A Subclass 1 units from BCH for cash for two years after the amendment of the loans. The Term Sheet also provides that, in connection with the transfer of the loans, (i) BHI, which owns a majority of the Class S Ordinary Units, Preferred Series A Subclass 1 Unit Accounts, and FLP Subclass 1 Unit Accounts issued by BCH, will grant certain tax-related concessions related to the transaction as may be mutually agreed upon between the parties, and (ii) in exchange for the tax-related concessions to be agreed between the parties, (a) 5% of BHI’s Preferred Series A Sub Class 1 Unit Account will become senior in allocations, distributions, redemption rights, and liquidation (potentially as a different class) (the “Senior Preferred Series A Sub Class 1 Unit Accounts”) to all other Preferred Series A Sub Class 1 Unit Accounts or any other securities issued by Beneficient or a subsidiary thereof, and (b) recipients of a grant of Preferred Series A Sub Class 1 Unit Accounts from BHI will have the right to put an amount of Preferred Series A Sub Class 1 Unit Accounts to Beneficient equal to any associated tax liability stemming from any such grant; provided that the aggregated associated tax liability shall not relate to more than $30 million of grants of Preferred Series A Sub Class 1 Unit Accounts from BHI; and provided, further, that such a put cannot be exercised prior to July 1, 2021. The agreed upon amended loan terms would contain covenants that would i) prevent Beneficient from issuing any securities senior to the Preferred Series A Subclass 1 Unit Accounts or the Senior Preferred Series A Sub Class 1 Unit Accounts, and ii) prevent Beneficient from incurring additional debt or borrowings, other than trade payables, while the loans are outstanding.

The amendments set forth in the Term Sheet are subject to, among other things, the negotiation and execution of definitive agreements governing the amendments and the satisfaction of closing conditions to be set forth therein, some of which may be outside of the parties’ control. The parties have agreed to use their reasonable best efforts to enter into definitive agreements by June 1, 2020.

Asset Diversification

As of March 31, 2020, we held a combined portfolio of assets consisting of approximately 70% of secondary life insurance policies and 30% of loans collateralized by cash flows from alternative assets. The table presented below reflects classifications based on GWG Holdings’ and Beneficient’s current exposure types as of March 31, 2020 (dollar amounts in thousands).

Exposure Type	Value	Percent of Total
Intermediate-Duration Life Insurance Policies(1)	$329,394	28.6%
Near-Duration Life Insurance Policies(1)	295,242	25.6%
Long-Duration Life Insurance Policies(1)	177,545	15.4%
Late Stage(2)	134,821	11.7%
Growth(2)	77,980	6.8%
Buyout(2)	65,663	5.7%
Other(2)	37,404	3.2%
Early Stage(2)	34,786	3.0%
Total	$1,152,835	100.00%

(1)	Represents fair value of life insurance polices

(2)	Represents the net asset value (“NAV”) of the interests in alternative assets that provide cash flows that comprise the collateral of Beneficient’s loan portfolio. NAV calculation reflects the most current report of NAV and other data received from firm/fund sponsors. If no such report has been received, Beneficient estimates NAV based upon the last NAV calculation reported by the investment manager and adjusts it for capital calls and distributions made in the intervening time frame.

The underlying exposure data represents GWG Holdings’ exposure to life insurance policies included in its portfolio and its exposure to the underlying collateral of Beneficient’s loan portfolio. Exposure type reflects classifications based on each company’s portfolio as determined by management. Figures are based on third-party information and other relevant information as determined by management. “Other” includes private debt strategies, natural resources strategies, and hedge funds. “Near-Term”, “Intermediate-Term”, and “Long-Term” life insurance policies represent policies with life expectancies between 0 – 47 months, 48 – 95 months, and 96 – 240 months, respectively.

The following sections contain information on each of the secondary life insurance assets and Beneficient loans receivable separately.

Secondary Life Insurance Assets

Our portfolio of life insurance policies, owned by our subsidiaries as of March 31, 2020, is summarized below:

Life Insurance Portfolio Summary

Total life insurance portfolio face value of policy benefits (in thousands)	$2,000,680
Average face value per policy (in thousands)	$1,769
Average face value per insured life (in thousands)	$1,900
Average age of insured (years)*	82.6
Average life expectancy estimate (years)*	7.2
Total number of policies	1,131
Number of unique lives	1,053
Demographics	74% Males; 26% Females
Number of smokers	47
Largest policy as % of total portfolio face value	0.7%
Average policy as % of total portfolio	0.1%
Average annual premium as % of face value	3.5%

*	Averages presented in the table are weighted averages.

Our portfolio of life insurance policies, owned by our subsidiaries as of March 31, 2020, organized by the insured’s current age and the associated number of policies and policy benefits, is summarized below:

Distribution of Policies and Policy Benefits by Current Age of Insured

				Percentage of Total
Min Age	Max Age	Number of Policies	Policy Benefits	Number of Policies	Policy Benefits	Wtd. Avg. LE (yrs.)
95	101	20	$42,602	1.7%	2.1%	2.1
90	94	147	289,269	13.0%	14.5%	3.2
85	89	232	544,264	20.5%	27.2%	5.0
80	84	247	439,948	21.9%	22.0%	7.2
75	79	223	369,024	19.7%	18.4%	9.9
70	74	199	247,346	17.6%	12.4%	11.1
60	69	63	68,227	5.6%	3.4%	11.3
Total		1,131	$2,000,680	100.0%	100.0%	7.2

Our portfolio of life insurance policies, owned by our subsidiaries as of March 31, 2020, organized by the insured’s estimated life expectancy estimates and associated policy benefits, is summarized below:

Distribution of Policies by Current Life Expectancies of Insured

				Percentage of Total
Min LE (Months)	Max LE (Months)	Number of Policies	Policy Benefits (in thousands)	Number of Policies	Policy Benefits
0	47	285	$470,414	25.2%	23.5%
48	71	238	406,698	21.0%	20.3%
72	95	208	389,939	18.4%	19.5%
96	119	171	299,116	15.1%	15.0%
120	143	117	184,886	10.4%	9.2%
144	179	93	180,871	8.2%	9.0%
180	240	19	68,756	1.7%	3.5%
Total		1,131	$2,000,680	100.0%	100.0%

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

The average yield to maturity of publicly traded life insurance company bonds data we consider as inputs to our life insurance portfolio valuation process was 3.09% as of March 31, 2020. We believe that this reflects, in part, the financial market’s judgment that credit risk is low with regard to these carriers’ financial obligations. The obligations of life insurance carriers to pay life insurance policy benefits ranks senior to all of their other financial obligations, including the senior bonds they issue. As of March 31, 2020, approximately 95.6% of the face value of policy benefits in our life insurance portfolio were issued by insurance companies with investment-grade credit ratings from Standard & Poor’s.

As of March 31, 2020, our ten largest life insurance company credit exposures and the Standard & Poor’s credit rating of their respective financial strength and claims-paying ability is set forth below:

Distribution of Policy Benefits by Top 10 Insurance Companies

Rank	Policy Benefits (in thousands)	Percentage of Policy Benefit Amount	Insurance Company	Ins. Co. S&P Rating
1	$285,092	14.2%	John Hancock Life Insurance Company	AA-
2	218,386	10.9%	Lincoln National Life Insurance Company	AA-
3	216,799	10.8%	AXA Equitable Life Insurance Company	A+
4	189,639	9.5%	Transamerica Life Insurance Company	AA-
5	158,390	7.9%	Brighthouse Life Insurance Company	A+
6	90,339	4.5%	American General Life Insurance Company	A+
7	85,998	4.3%	Pacific Life Insurance Company	AA-
8	70,376	3.5%	ReliaStar Life Insurance Company	A+
9	64,095	3.2%	Massachusetts Mutual Life Insurance Company	AA+
10	60,558	3.0%	Security Life of Denver Insurance Company	A+
	$1,439,672	71.9%

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

Beneficient held loans receivable with a carrying value of $218.6 million and $232.3 million at March 31, 2020 and December 31, 2019. Loans are carried at the principal amount outstanding, plus interest paid in kind, less allowance for loan loss. Loans bear contractual interest at the greater of 14% or 1-month LIBOR plus 10%, compounded daily. In the event an alternative reference rate is required, the Secured Overnight Financing Rate (“SOFR”) would replace LIBOR, as contemplated in our loan agreements. The primary source of repayment for the loans and related fees is cash flows from the alternative assets collateralizing the loans. Interest income on loans is accrued on the principal amount outstanding and interest compounds on a daily basis.

As of March 31, 2020, Beneficient’s loan portfolio had exposure to 118 professionally managed alternative investment funds, comprised of 350 underlying investments, and approximately 92 percent of Beneficient’s loan portfolio (based on NAV) was collateralized by investments in private companies. Beneficient’s loan portfolio diversification spans across these industry sectors and geographic regions (dollar amounts in thousands):

Industry Sector	Value	Percent of Total
Health Care Equipment and Services	$93,575	26.7%
Pharmaceuticals, Biotechnology and Life Sciences	46,438	13.2%
Telecommunication Services	39,567	11.3%
Other(1)	38,131	10.9%
Diversified Financials	28,033	8.0%
Not Applicable (e.g., Escrow, Earnouts)	24,177	6.9%
Software and Services	20,945	6.0%
Semiconductors and Semiconductor Equipment	20,553	5.9%
Food and Staples Retailing	20,507	5.8%
Utilities	18,728	5.3%
Total	$350,654	100.00%

Geography	Value	Percent of Total
North America	$210,976	60.2%
Western Europe	62,429	17.8%
Asia	36,006	10.3%
Latin & South America	22,263	6.3%
Other(2)	18,980	5.4%
Total	$350,654	100.00%

(1)	Industries in this category each comprise less than 5 percent.
(2)	Locations in this category each comprise less than 5 percent.

Values represent the NAV of the interests in alternative assets, the cash flows of which comprise the collateral of Beneficient’s loan portfolio. Assets in the collateral portfolio consist primarily of interests in alternative investment vehicles (also referred to as “funds”) that are managed by a group of U.S. and non-U.S. based alternative asset management firms that invest in a variety of financial markets and utilize a variety of investment strategies. The vintages of the funds in the collateral portfolio as of March 31, 2020 ranged from 1998 to 2011.

As Beneficient grows its loan portfolio, Beneficient will monitor the diversity of its collateral portfolio through the use of concentration guidelines. These guidelines were established, and will be periodically updated, through a data driven approach based on asset type, fund manager, vintage of fund, industry segment and geography to manage portfolio risk. Beneficient will refer to these guidelines when making decisions about new financing opportunities; however, these guidelines will not restrict Beneficient from entering into financing opportunities that would result in Beneficient having exposure outside of its concentration guidelines. In addition, changes to Beneficient's collateral portfolio may lag changes to the concentration guidelines. As such, Beneficient’s collateral portfolio may, at any given time, have exposures that are outside of its concentration guidelines to reflect, among other things, attractive financing opportunities, limited availability of assets, or other business reasons. Given Beneficient’s limited operating history, its collateral portfolio as of March 31, 2020 had exposure to certain alternative investment vehicles and investments in private companies that were outside of those guidelines.

Classifications by industry sector, exposure type and geography reflect classification of investments held in funds or companies held directly in the collateral portfolio. Investments reflect the assets listed by the general partner of a fund as held by the fund and have a positive or negative net asset value. Typical assets include portfolio companies, limited partnership interests in other funds, and net other assets, which are a fund’s cash and other current assets minus liabilities. The alternative assets that serve as collateral for Beneficient’s loan portfolio are primarily limited partnership interests, and the limited partnership agreements governing those interests generally include restrictions on disclosure of fund-level information, including fund names and company names in the funds.

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

Investment exposure type reflects classifications based on each fund’s current investment strategy stage as determined by us. “Other” includes private debt strategies, natural resources strategies and hedge funds.

Geography reflects classifications determined by us based on each underlying investment. “Other” geography classification includes Israel, Australia and Eastern Europe.

Principal Revenue and Expense Items

During the three months ended March 31, 2020 and 2019, we earned revenues from the following primary sources:

●	Revenue realized from maturities of life insurance policies. We recognize the difference between the face value of the policy benefits and carrying value when an insured event has occurred and determine that collection of the policy benefits is realizable and reasonably assured. Revenue from a transaction must meet both criteria in order to be recognized. We generally collect the face value of the life insurance policy from the insurance company within 45 days of our notification of the insured’s mortality.

●	Change in Fair Value of Life Insurance Policies. We value our life insurance portfolio investments for each reporting period in accordance with the fair value principles discussed herein, which reflects the expected receipt of policy benefits in future periods, net of premium costs, as shown in our condensed consolidated financial statements.

●	Interest Income. Includes interest income on Beneficient’s loan portfolio and on the LiquidTrust promissory note, including discount amortization as applicable. See the discussion above under “Critical Accounting Policies and Estimates – Purchased Loans” for further information on our accounting for PCI and non-PCI loans.

●	Trust Services. Trust administration fees are earned for providing administrative services to trustees for existing liquidity solution clients. The performance obligation under these agreements is satisfied over time as the administration and management services are provided. Fees are recognized monthly based upon the beginning of quarter (in advance) net asset value plus any remaining unfunded loan commitments and the applicable fee rate of the account as outlined in the agreement. Payment frequency is defined in the individual contracts, which primarily stipulate billings on a quarterly basis in advance. Fees that have been billed in advance are reflected as Deferred Income until earned.

During the three months ended March 31, 2020 and 2019, our main components of expense are summarized below:

●	Interest Expense. We recognize and record interest expenses associated with the costs of financing our life insurance portfolio and our investment in Beneficient. These expenses include interest paid to our senior lenders under our second amended and restated senior credit facility with LNV Corporation (“LNV Credit Facility”), as well as interest paid on our L Bonds, Seller Trust L Bonds and other outstanding indebtedness, including Beneficient’s other borrowings. When we issue debt, we amortize the financing costs (commissions and other fees) associated with such indebtedness over the outstanding term of the financing and classify it as interest expense.

●	Employee Compensation and Benefits. Employee compensation and benefits includes salaries, bonuses and other incentives and costs of employee benefits. Also included are significant non-cash expenses related to Beneficient’s equity incentive plans for the three months ended March 31, 2020.

●	Selling, General and Administrative Expenses. We recognize and record expenses in our business operations as incurred, including operations related to the servicing of life insurance policies, the origination and servicing of loans and costs associated with trust administration. These expenses include legal and professional fees, sales, marketing, occupancy and other expenditures.

Additional components of our net earnings include:

●	Earnings (Loss) from Equity Method Investment. Prior to the Investment and Exchange Agreements on December 31, 2019, we accounted for our investment in the common units of Ben LP (“Common Units”) using the equity method. Under this method, we recorded our share of the net earnings or losses attributable to Ben LP common unitholders, on a one quarter lag, as a separate line on our consolidated statements of operations. We also account for our investment in FOXO as an equity method investment, which is also included in earnings (loss) from equity method investment in our consolidated statements of operations. We had losses of $1.5 million and $1.9 million from equity method investments during the three months ended March 31, 2020 and 2019, respectively.

Results of Operations — Three Months Ended March 31, 2020 Compared to the Same Period in 2019

The following is our analysis of the results of operations for the periods indicated below. This analysis should be read in conjunction with our condensed consolidated financial statements and related notes (dollar values in thousands).

Revenue from Secondary Life Insurance

	Three Months Ended March 31,
	2020	2019
Revenue realized from maturities of life insurance policies	$19,467	$21,757
Revenue recognized from change in fair value of life insurance policies	12,177	15,571
Premiums and other annual fees paid	(17,199)	(15,832)
Gain on life insurance policies, net	$14,445	$21,496

Attribution of gain on life insurance policies, net:
Change in estimated probabilistic cash flows, net of premium and other annual fees paid	$652	$1,299
Net revenue recognized at maturity	13,793	15,738
Unrealized gain on acquisitions	—	4,459
Gain on life insurance policies, net	$14,445	$21,496

Number of policies acquired	—	60
Face value of purchases	$—	$80,211
Purchases (initial cost basis)	$—	$27,393
Unrealized gain on acquisition (% of face value)	n/a	5.6%

Number of policies matured	20	20
Face value of matured policies	$25,502	$30,459
Net revenue recognized at maturity event (% of face value matured)	54.1%	51.7%

Revenue from changes in estimated probabilistic cash flows, net of premiums paid was $0.7 million and $1.3 million in the three months ended March 31, 2020 and 2019, respectively. The decrease of $7.1 million in gain on life insurance policies for the three months ended March 31, 2020, over the comparable prior year period was driven by a decrease in the face value of matured life insurance policies and by higher premiums paid in the first quarter of 2020.

The Company did not purchase any life insurance policies in the first quarter of 2020. The face value of life insurance policies purchased in the first quarter of 2019 was $80.2 million. The resulting unrealized gain on acquisition was $0 and $4.5 million in the first quarter of 2020 and 2019, respectively. Decreased unrealized gain on acquisition in the current period is the result of a strategic decision to significantly reduce capital allocated to purchasing additional life insurance policies in the secondary market and to increase capital allocated toward providing liquidity to a broader range of alternative assets through additional investments in Beneficient. On December 31, 2019, we obtained the right to appoint a majority of the board of directors of the general partner of Ben LP. As a result of this change-of-control event, we reported the results of Ben LP and its subsidiaries on a consolidated basis beginning on the transaction date of December 31, 2019. We believe Beneficient can finance investments in alternative assets that will generally produce higher risk-adjusted returns than those we can generally achieve from life insurance policies acquired in the secondary market. Furthermore, although we believe that our portfolio of life insurance policies is a meaningful component of a growing diversified alternative asset portfolio, we continue to explore strategic alternatives for our life insurance portfolio aimed at maximizing its value, including a possible sale, refinancing or recapitalization of our life insurance portfolio.

The face value of matured policies was $25.5 million and $30.5 million in the three months ended March 31, 2020 and 2019, respectively, reflecting a decrease of face value of matured policies of $5.0 million. The resulting revenue recognized at maturity was $13.8 million and $15.7 million, respectively. Revenue changes from maturity events of ($1.9) million primarily resulted from the changes of face value of policies matured during those same periods.

Interest Income, Trust Services Revenues and Other Income (in thousands)

	Three Months Ended March 31,
	2020	2019
Interest income	$13,989	$3,501
Trust services revenues	5,027	—
Other income	96	220
Total	$19,112	$3,721

Interest income increased $10.5 million during the three months ended March 31, 2020 compared to the same period in 2019, primarily due to the consolidation of Beneficient, which added $8.1 million to interest income. We also added $1.1 million of interest income from the promissory note between GWG Life and the LiquidTrusts entered into on May 31, 2019, as discussed in Note 6 to the condensed consolidated financial statements. These increases were partially offset by $2.8 million of interest on the commercial loan between GWG Life and Beneficient, which was reported in interest income during the three months ended March 31, 2019, prior to the consolidation of Beneficient on December 31, 2019. This intercompany interest was eliminated in consolidation beginning January 1, 2020.

Trust services revenues related to Beneficient’s trust administration services were added beginning January 1, 2020, as a result of the consolidation of Beneficient on December 31, 2019.

Interest and Operating Expenses (in thousands)

	Three Months Ended March 31,
	2020	2019	Increase/ (Decrease)
Interest expense (including amortization of deferred financing costs)	$35,871	$26,975	$8,896
Employee compensation and benefits	77,704	5,154	72,550
Legal and professional fees	6,163	2,947	3,216
Other expenses	4,312	2,828	1,484
Total expenses	$124,050	$37,904	$86,146

The increase in interest expense was primarily due to the increase in the average outstanding L Bonds from $729.3 million in three months ended March 31, 2019 to $1.0 billion in the same period of 2020, contributing $6.1 million of increased interest expense, including amortization of deferred financing costs. Also, the consolidation of Beneficient beginning December 31, 2019 increased interest expense by $2.3 million related to Beneficient’s other borrowings. Additionally, $0.5 million of interest expense increase was attributed to interest paid on our LNV Credit Facility due to the higher principal balance outstanding.

The increase in employee compensation and benefits in the three months ended March 31, 2020, compared to the same period of 2019, was primarily related to the consolidation of Beneficient on December 31, 2019. Specifically, the Company recognized $68.9 million of equity-based compensation expense during the three months ended March 31, 2020, related to Beneficient’s equity incentive plans. Beneficient’s Board of Directors approved the granting of equity incentive awards during the first quarter of 2020 to certain employees and directors. Awards are generally subject to service-based vesting over a multi-year period from the recipient’s date of hire, though some awards fully vested upon the grant date. As of March 31, 2020, over 77% of the awards granted under Beneficient’s equity incentive plans had vested.

The Company expects to recognize an additional $12.5 million of equity-based compensation expense under Beneficient’s plans in the nine months ended December 31, 2020, related to awards outstanding as of March 31, 2020. Expense associated with these awards is based on the fair value of the equity on the date of grant. As Ben LP’s equity is not publicly traded, the fair value of the equity awards is estimated on the grant date using internal valuations or recent equity transactions involving third parties, which provides the Company with observable fair value information sufficient for estimating the grant date fair value.

In addition to Beneficient’s equity-based compensation expense, we recognized additional retention, severance and other costs in the first quarter of 2020 related to the relocation of our principal offices from Minneapolis to Dallas in late 2019.

The increase in legal and professional fees in the three months ended March 31, 2020 compared to the same period of 2019 is primarily the result of the consolidation of Beneficient on December 31, 2019, which added $4.1 million during the first quarter of 2020. This increase is partially offset by $0.9 million of lower legal and consulting fees as the first quarter of 2019 included additional expenses related to the Beneficient transactions that closed in the second quarter of 2019.

Income Taxes

The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods.

Income tax benefit was $14.5 million for the three months ended March 31, 2020, compared to $0.0 million for the three months ended March 31, 2019. The Company’s effective tax rate was 16.03% and 0% for the same periods. Our tax benefit for the year primarily reflects the effect of a change in state taxing jurisdictions, the reduction of a naked credit (described below), and current tax expense.

In late 2019, the Company moved its headquarters from Minnesota to Texas. This move resulted in a change in the state deferred tax rate from 9.8% to 0%. The tax effects of this move has been recorded as a discrete item during the period.

The Company currently records a valuation allowance against its deferred tax assets to the extent there are indefinite lived intangibles related to investments, business interest expense and net operating losses. Due to the uncertain timing of the reversal of these temporary differences, they cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore the deferred tax liability cannot offset deferred tax assets. This is often referred to as a “naked credit.” Due to a prior deemed ownership change, net operating loss carryforwards are subject to Section 382 of the Internal Revenue Code.

We continue to monitor and evaluate the rationale for recording a full valuation allowance for the net amount of the deferred tax assets which are in excess of the indefinite-lived deferred tax assets and liabilities. We intend to continue maintaining a full valuation allowance on these net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

On March 27, 2020, Congress passed and the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) which included significant changes to U.S. Federal income tax law. However, the only change that is expected to affect the Company is the modification to Section 163(j), which increased the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income.

Revenue and Earnings before Tax by Reportable Segment — Three Months Ended March 31, 2020 Compared to the Same Period of 2019

We have two reportable segments: 1) Beneficient and 2) Secondary Life Insurance. Corporate & Other includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, management and administrative services to support the overall operations of the Company and our equity method investment in FOXO.

Comparison of revenue by reportable segment for the periods indicated (in thousands):

	Three Months Ended March 31,
Revenue:	2020	2019	Increase/ (Decrease)
Secondary Life Insurance	$15,148	$22,183	$(7,035)
Beneficient	18,409	2,870	15,539
Corporate & Other	—	164	(164)
Total	$33,557	$25,217	$8,340

The primary drivers of the changes in revenue during the first quarter of 2020 compared to the same period in 2019 were as follows:

●	Secondary Life Insurance revenue decreased by $7.0 million during, the three months ended March 31, 2020, compared to the comparable period in 2019, primarily as a result of lower net gain on life insurance policies. During the three months ended March 31, 2020, compared to the same period in 2019, we experienced $2.3 million lower net revenue recognized at maturity due to few maturities at lower face values, and $4.8 million lower unrealized gain on policy acquisitions as we have not acquired any policies in 2020.

●	Beneficient segment revenue for the three months ended March 31, 2020 represents the consolidated operations of Beneficient, compared to an equity method investment in Beneficient during the same period in 2019, and also includes interest income on the LiquidTrust promissory note entered into in May 2019. As such, the first quarter of 2020 includes $13.4 million of interest income and $5.0 million of trust services revenues, whereas the first quarter of 2019 primarily includes interest income on the Commercial Loan between GWG Life and Beneficient, which was eliminated in consolidation beginning December 31, 2019.

●	Corporate & Other revenue during the first quarter of 2019 includes minimal revenue related to a legacy merchant cash advance subsidiary of GWG Holdings. GWG holdings no longer participates in the merchant cash advance industry.

Comparison of earnings before tax by reportable segment for the periods indicated (in thousands):

	Three Months Ended March 31,
Segment Loss Before Tax(1)	2020	2019	Change
Secondary Life Insurance	$(14,721)	$(1,623)	$(13,098)
Beneficient	(70,149)	(5,936)	(64,213)
Corporate & Other	(7,153)	(7,055)	(98)
Total	$(92,023)	$(14,614)	$(77,409)

(1)	Includes loss from equity method investments as presented in our consolidated statements of operations.

The primary drivers of the changes in loss before tax during the first quarter of 2020 compared to the same period in 2019 were as follows:

●	Secondary Life Insurance loss before tax increased by $13.1 million as a result of the following:

●	$7.0 million decrease in the gain on life insurance policies, net as described above in the revenue discussion.

●	$1.6 million increase in interest expense as a result of higher average debt outstanding; and

●	An increase in operating expenses of $3.5 million, primarily resulting from higher employee compensation and benefits, professional fees and insurance costs.

●	Beneficient segment loss before tax increased by $64.2 million during the first quarter of 2020 compared to the same period in 2019, primarily due to the consolidation of Beneficient on December 31, 2019. The earnings of Beneficient in the first quarter of 2020 were affected by a $65.1 million non-cash charge for equity incentive compensation. In the first quarter of 2019, we accounted for Beneficient using the equity method on a one-quarter lag, and the amount reported represents our proportionate share of the losses of Beneficient for the period presented. The one-quarter lag was required to be discontinued with the consolidation of Beneficient on December 31, 2019.

●	Corporate and Other operating loss was relatively unchanged during the first quarter of 2020 compared to the same period in 2019.

Liquidity and Capital Resources

We finance our businesses through a combination of life insurance policy benefit receipts; receipt of principal, interest and related fees on loans receivable; dividends and interest on investments; equity offerings; debt offerings; and our LNV Credit Facility and other borrowings. We have traditionally used proceeds from these sources for policy acquisition, policy premiums and servicing costs, working capital and financing expenditures including paying principal, interest and dividends. We have also used, and intend to continue to use, proceeds to allocate capital to Beneficient.

As of March 31, 2020 and December 31, 2019, we had approximately $188.7 million and $151.5, respectively, in combined available cash, cash equivalents, restricted cash, policy benefits receivable and fees receivable.

We currently fund our business primarily with debt that generally has a shorter duration than the duration of our longer-term assets. The resulting asset/liability mismatch can result in a liquidity shortfall if we are unable to renew maturing short term debt or secure suitable additional financing. In such a situation, we could be forced to sell assets at less than optimal (distressed) prices. We heavily rely on our L Bond offering to fund our business operations, including capital allocations to Beneficient. We were unable to offer our L Bonds, our primary source of debt capital, for the approximately three month period commencing May 1, 2019 due to delays in filing certain periodic reports with the SEC. We drew down our cash balances during that period as L Bonds matured but were unable to be renewed, and we were unable to offer new L Bonds. We recommenced our L Bond offering on August 8, 2019. If we are again forced to suspend our L Bond offering in the future for any significant length of time, and we are unable to obtain replacement financing, our business would be adversely impacted and our ability to service and repay our debt obligations, much of which is short term, would be compromised, thereby negatively affecting our business prospects and viability.

Additional future borrowing base capacity for premiums and servicing costs, created as the premiums and servicing costs of pledged life insurance policies become due and by additional policy pledges to the facility, if any, exists under the LNV Credit Facility. The LNV Credit Facility has certain financial and nonfinancial covenants. We were in compliance with the debt covenants as of March 31, 2020 and are in compliance as of the filing date of this report.

As noted in the “Results of Operations” section above, on November 11, 2019, GWG Holdings contributed the common stock and membership interests of its wholly-owned Life Epigenetics and youSurance subsidiaries to a legal entity, FOXO, in exchange for a membership interest in the entity. In connection with the transaction, GWG Holdings contributed $2.1 million in cash to FOXO during the fourth quarter of 2019 and is committed to contribute an additional $12.5 million to the entity through October 2021.

Financings Summary

We had the following outstanding debt balances as of March 31, 2020 and December 31, 2019:

	As of March 31, 2020		As of December 31, 2019
Issuer/Borrower	Principal Amount Outstanding (in thousands)	Weighted Average Interest Rate	Principal Amount Outstanding (in thousands)	Weighted Average Interest Rate
GWG DLP Funding IV, LLC – LNV senior credit facility (see Note 10)	$198,661	9.53%	$184,586	9.57%
GWG Holdings, Inc. – L Bonds	1,035,827	7.18%	948,128	7.15%
GWG Holdings, Inc. – Seller Trust L Bonds	366,892	7.50%	366,892	7.50%
Beneficient – Other borrowings	152,183	5.35%	152,199	4.59%
Total	$1,753,563	7.36%	$1,651,805	7.26%

The table below reconciles the face amount of our outstanding debt to the carrying value shown on our balance sheets:

	As of March 31, 2020 (in thousands)	As of December 31, 2019 (in thousands)
Senior credit facility with LNV Corporation
Face amount outstanding	$198,661	$184,586
Unamortized selling costs	(9,868)	(10,196)
Carrying amount	$188,793	$174,390

L Bonds and Seller Trust L Bonds:
Face amount outstanding	$1,402,719	$1,315,020
Subscriptions in process	15,197	15,839
Unamortized selling costs	(41,243)	(37,329)
Carrying amount	$1,376,673	$1,293,530

Other borrowings:
Face amount outstanding	$152,183	$152,199
Unamortized premium	414	887
Carrying amount	$152,597	$153,086

In January 2015, we began publicly offering up to $1.0 billion of L Bonds as a follow-on to our earlier $250.0 million public debt offering. In January 2018, we began publicly offering up to $1.0 billion L Bonds under an additional offering. Through March 31, 2020, the total amount of L Bonds sold under these L Bond offerings, including renewals, was $1.7 billion. As of March 31, 2020 and December 31, 2019, respectively, we had approximately $1.0 billion and $948.1 million in principal amount of L Bonds outstanding (exclusive of Seller Trust L Bonds).

On March 30, 2020, we filed a registration statement to offer up to $2.0 billion in principal amount of L Bonds on a continuous basis the third anniversary of the effective date of the registration statement. These bonds contain the same terms and features as our previous offerings.

In February 2017, we began publicly offering up to 150,000 shares of our Series 2 Redeemable Preferred Stock (“RPS 2”) at a per-share price of $1,000. As of December 31, 2018, we had issued approximately $150 million stated value of RPS 2 and terminated that offering.

On August 10, 2018, GWG Holdings, GWG Life and the Bank of Utah, as trustee, entered into the Supplemental Indenture to the Amended and Restated Indenture. GWG Holdings entered into the Supplemental Indenture to add and modify certain provisions of the Amended and Restated Indenture necessary to provide for the issuance of the Seller Trust L Bonds. We issued Seller Trust L Bonds in the amount of $366.9 million to the Seller Trusts in connection with the Exchange Transaction discussed in detail in Note 1 to the condensed consolidated financial statements. The maturity date of the Seller Trust L Bonds is August 9, 2023. The Seller Trust L Bonds bear interest at 7.5% per annum. Interest is payable monthly in cash (see Note 10 to the condensed consolidated financial statements).The Amended and Restated Indenture was subsequently amended on December 31, 2019, primarily to modify the calculation of the Debt Coverage Ratio in the Indenture to provide the Company with the ability to incur indebtedness (directly or through a subsidiary of the Company) that is payable in capital stock of the Company or mandatorily convertible into or exchangeable for capital stock of the Company that would be excluded from the calculation of the Debt Coverage Ratio.

The weighted-average interest rate of our outstanding L Bonds (excluding the Seller Trust L Bonds) as of March 31, 2020 and December 31, 2019 was 7.18% and 7.15%, respectively, and the weighted-average maturity at those dates was 3.24 and 3.21 years, respectively. Our L Bonds have renewal features. Since we first issued our L Bonds, we have experienced $677.3 million in maturities, of which $357.7 million has renewed through March 31, 2020 for an additional term. This has provided us with an aggregate renewal rate of approximately 52.8% for investments in these securities.

Future contractual maturities of L Bonds and Seller Trust L Bonds at March 31, 2020 are as follows (in thousands):

Years Ending December 31,
2020	$117,173
2021(1)	566,939
2022	192,133
2023	107,884
2024	118,042
Thereafter	300,548
$1,402,719

(1)	After the second anniversary of the Final Closing, the holders of the Seller Trust L Bonds will have the right to cause GWG to repurchase, in whole but not in part, the Seller Trust L Bonds held by such holder within 45 days. As such, while the maturity date of the $366.9 million of Seller Trust L Bonds is in August 2023, their contractual maturity is reflected in 2021, as that is the first period in which they could become payable. The repurchase may be paid, at the option of GWG Holdings, in the form of cash, and/or a pro rata portion of (i) the outstanding principal amount and accrued and unpaid interest under the Commercial Loan Agreement, and (ii) Common Units, or a combination of cash and such property.

The L Bonds and the Seller Trust L Bonds are secured by all of our assets and are subordinate to our LNV Credit Facility.

On September 27, 2017, we entered into a $300 million amended and restated senior credit facility with LNV Corporation in which DLP IV is the borrower. As of March 31, 2020, we had approximately $198.7 million outstanding under the senior credit facility. On November 1, 2019, we entered into the LNV Credit Facility, which replaced the prior agreement governing the facility. A description of the agreement governing our LNV Credit Facility is set forth below under the caption “Amendment of Credit Facility with LNV Corporation.” We intend to use the proceeds from this facility to maintain our portfolio of life insurance policies, for liquidity and for general corporate purposes.

Beneficient had borrowings with an aggregate carrying value of $152.6 million and $153.1 million as of March 31, 2020 and December 31, 2019, respectively. This aggregate outstanding balance includes a senior credit agreement and a subordinate credit agreement with respective balances, including accrued interest, of $77.5 million and $72.2 million as of March 31, 2020 and December 31, 2019, respectively. These amounts exclude an aggregate unamortized premium of $0.4 million and $0.9 million as of March 31, 2020 and December 31, 2019, respectively. Both loans accrue interest at a rate of 1-month LIBOR plus 3.95%, compounded daily, with interest due by the 15th of each month. The senior credit agreement and the subordinate credit agreement both mature on June 30, 2020. These loans are not currently guaranteed by GWG as of March 31, 2020. On May 15, 2020, Beneficient and the lender signed the Term Sheet which would amend the loan terms as discussed in detail in the “Recent Developments” section.

Beneficient has additional borrowings maturing in 2023 and 2024 with aggregate balances of $2.5 million as of both March 31, 2020 and December 31, 2019.

We expect to meet our ongoing operational capital needs for alternative asset investments, policy premiums and servicing costs, working capital and financing expenditures including paying principal, interest and dividends through a combination of the receipt of policy benefits from our portfolio of life insurance policies, net proceeds from our L Bond offering, dividends and interest from investments, including Beneficient’s fee and loans receivable, and funding available from our LNV Credit Facility. We estimate that our liquidity and capital resources are sufficient for our current and projected financial needs for at least the next twelve months given current assumptions. However, if we are unable to continue our L Bond offering for any reason, and we are unable to obtain capital from other sources, our business will be materially and adversely affected. In addition, our business will be materially and adversely affected if we do not receive the policy benefits we forecast and if holders of our L Bonds fail to renew with the frequency we have historically experienced. In such a case, we could be forced to sell our investments in life insurance policies to service or satisfy our debt-related and other obligations. A sale under such circumstances may result in significant impairment of the recognized value of our portfolio.

Capital expenditures have historically not been material and we do not anticipate making material capital expenditures through the remainder of 2020.

Alternative Assets and Secured Indebtedness

The following information is specifically related to GWG Holdings, Inc. and its subsidiaries (not including the assets and liabilities held by Beneficient or any eliminations in consolidation).

The following table seeks to illustrate the impact that a hypothetical sale of our portfolio of life insurance assets (at various discount rates, including the discount rate used to value our portfolio at March 31, 2020), and the realization of the financing receivables from affiliates, investment in Common Units (a substantial majority of the net assets of which are currently represented by intangible assets and goodwill), investment in Preferred Series A Subclass 1 Unit Account of BCH, and equity security investment in the Option Agreement (in each case, at their respective carrying amounts and assuming no discount for lack of marketability or transaction costs, which could be substantial) would have on our ability to satisfy our debt obligations as of March 31, 2020. The financing receivables from affiliates, investment in Common Units, Preferred Series A Subclass 1 Unit Account of BCH, and Option Agreement are discussed in detail in Note 1 and other applicable notes to the consolidation financial statements. The amounts in the table below do not include the consolidation of the assets and liabilities of Beneficient and related eliminations as of March 31, 2020. In all cases, the sale of the life insurance assets owned by DLP IV will be used first to satisfy all amounts owing under our LNV Credit Facility. The net sale proceeds remaining after satisfying all obligations under our LNV Credit Facility would be applied to the L Bonds and Seller Trust L Bonds on a pari passu basis. All dollar amounts in the table below are in thousands.

Life Insurance

Portfolio Discount Rate	8.25%(1)	10.00%	15.00%	20.00%	23.62%
Value of life insurance portfolio	$802,181	$736,375	$594,234	$496,814	$443,983
Common Units of Ben LP and Preferred Series A Subclass 1 Unit Account of BCH	697,714	697,714	697,714	697,714	697,714
Financing receivables from affiliates	239,564	239,564	239,564	239,564	239,564
Cash, cash equivalents and policy benefits receivable	146,225	146,225	146,225	146,225	146,225
Option Agreement and other assets	73,894	73,894	73,894	73,894	73,894
Total assets	1,959,578	1,893,772	1,751,631	1,654,211	1,601,380
Senior credit facility	198,661	198,661	198,661	198,661	198,661
Net after senior credit facility	1,760,917	1,695,111	1,552,970	1,455,550	1,402,719
L Bonds(2)	1,402,719	1,402,719	1,402,719	1,402,719	1,402,719
Net remaining (in thousands)	$358,198	$292,392	$150,251	$52,831	$(0)
Impairment to L Bonds	No impairment	No impairment	No impairment	No Impairment	Impairment

(1)	The discount rate used to calculate the fair value of our life insurance portfolio as of March 31, 2020
(2)	Amount represents L Bonds and Seller Trust L Bonds

The above table illustrates that our ability to fully satisfy amounts owing under the L Bonds and Seller Trust L Bonds would likely be impaired upon the sale or the realization of the financing receivables from affiliates, investment in Common Units, investment in Preferred Series A Subclass 1 Unit Account of BCH, and equity security investment in the Option Agreement at their respective carrying amounts, plus all our life insurance assets at a price equivalent to a discount rate of approximately 23.62% or higher at March 31, 2020. At December 31, 2019, the likely impairment occurred at a discount rate of approximately 27.41% or higher.

The table does not include any allowance for transactional fees and expenses (which expenses and fees could be substantial) nor any discount for lack of marketability associated with a portfolio sale or the realization of the financing receivables from affiliates, investment in Common Units of Ben LP, investment in Preferred Series A Subclass 1 Unit Account of BCH, and equity security investment in the Option Agreement, respectively, and is provided to demonstrate how various discount rates used to value our portfolio of life insurance assets could affect our ability to satisfy amounts owing under our debt obligations in light of our senior secured lender’s right to priority payments under our senior credit facility with LNV Corporation.

The table assumes we will realize the full amounts of financing receivables from affiliates, investment in Common Units, investment in Preferred Series A Subclass 1 Unit Account of BCH, and equity security investment in the Option Agreement. There is currently no market for the aforementioned assets, and a market may not develop. Our Commercial Loan receivable and a portion of our investment in the Common Units may be used as consideration for retiring the Seller Trust L Bonds upon a redemption event or at the maturity of the Seller Trust L Bonds (see Note 10 to the condensed consolidated financial statements). This table also does not include the yield maintenance fee we are required to pay in certain circumstances under our LNV Credit Facility, which could be substantial. The above table should be read in conjunction with the information contained in other sections of this report, including the notes to the condensed consolidated financial statements in this Form 10-Q and our 2019 Form 10-K.

Amendment of Credit Facility with LNV Corporation

Effective November 1, 2019, DLP IV entered into the LNV Credit Facility. The LNV Credit Facility makes available a total of up to $300.0 million in credit to DLP IV with a maturity date of September 27, 2029. Subject to available borrowing base capacity, additional advances are available under the LNV Credit Facility at the LIBOR rate described below. Such advances are available to pay premiums and servicing costs of pledged life insurance policies as such amounts become due. Interest will accrue on amounts borrowed under the LNV Credit Facility at an annual interest rate, determined as of each date of borrowing or quarterly if there is no borrowing, equal to (a) 12-month LIBOR, plus (b) 7.50% per annum. The effective rate at March 31, 2020 was 9.50%. Interest payments are made on a quarterly basis. As of March 31, 2020, we had future borrowing capacity of $101.3 million under the LNV Credit Facility.

Under the LNV Credit Facility, DLP IV has granted the administrative agent, for the benefit of the lenders under the facility, a security interest in all of DLP IV’s assets. As with prior collateral arrangements relating to the senior secured debt of GWG Holdings and its subsidiaries (on a consolidated basis), GWG Life’s excess equity value of DLP IV after satisfying all amounts owing under our LNV Credit Facility is available as collateral for the obligations of GWG Holdings under the L Bonds and Seller Trust L Bonds (although the life insurance assets owned by DLP IV do not themselves serve as direct collateral for those obligations).

We are subject to various financial and non-financial covenants under the LNV Credit Facility, including, but not limited to, compliance with laws, preservation of existence, financial reporting, keeping of proper books of record and account, payment of taxes, and ensuring that neither DLP IV nor GWG Life become an investment company. As of March 31, 2020, we were in compliance with all financial and non-financial covenants.

Cash Flows

Interest and Dividend Payments

We finance our businesses through a combination of: life insurance policy benefit receipts; principal, dividends and interest receipt on investments, including Ben LP fee and loans receivable; debt and equity offerings; and our senior credit facility with LNV Corporation. We have historically relied on debt (L Bonds and our senior credit facility with LNV Corporation) and equity (preferred stock) financing for the majority of our cash expenditures (for policy acquisition, policy premiums and servicing costs, working capital and financing expenditures including paying principal and interest on existing debt, and for making investments in Beneficient) as the amount of cash flows from the realization of life insurance policy benefits and cash flows from our other investments has been insufficient to meet all of our needs. This has resulted in the Company incurring substantial indebtedness (much of it being of a short term nature) and, to a lesser extent, obligations to make dividend payments on our classes of preferred stock.

Beneficient finances its business through payments on outstanding loans receivable and fees receivable, additional investments into Beneficient by GWG Holdings and/or other parties, and, potentially, refinancing with other third-party lenders some or all of the existing borrowings due on June 30, 2020 prior to their maturity. Beneficient uses proceeds from these sources to fund loan originations and potential unfunded capital commitments, working capital, debt service payments and costs associated with potential future products. Beneficient also anticipates the need to establish sufficient regulatory capital if and when its trust charters are issued.

Our total interest expense of $35.9 million and $27.0 million for the three months ended March 31, 2020 and 2019, respectively, represent the largest cash expense item in each period. Preferred stock cash dividends for the three months ended March 31, 2020 and 2019 were $4.0 million and $4.3 million, respectively. While reducing our cost of funds and increasing our common equity base (at valuations accretive to our book value) are primary goals of the Company, until we do so we will continue to expend significant amounts of cash for interest and dividend payments and will thus continue to rely heavily on our ability to raise cash from our L Bond offering, senior credit facility with LNV Corporation and other means as they are developed and available.

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

The amount of payments for anticipated premiums, including the requirement under our LNV Credit Facility to maintain a two month cost-of-insurance threshold within each policy cash value account, and servicing costs that we will be required to make over the next five years to maintain our current portfolio, assuming no mortalities, is set forth in the table below (in thousands):

Years Ending December 31,	Premiums	Servicing	Total
Nine months ending December 31, 2020	$49,708	$1,222	$50,930
2021	83,813	1,630	85,443
2022	96,636	1,630	98,266
2023	108,749	1,630	110,379
2024	118,269	1,630	119,899
2025	131,528	1,630	133,158
	$588,703	$9,372	$598,075

Our anticipated premium expenses are subject to the risk of increased cost-of-insurance charges (i.e., “COI” or premium charges) for the life insurance policies we own. We did not receive any notices of COI rate changes in 2019 or in the first quarter of 2020.

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

Quarter End Date	Portfolio Face Amount (in thousands)	12-Month Trailing Benefits Realized (in thousands)	12-Month Trailing Premiums Paid (in thousands)	12-Month Trailing Benefits/Premium Coverage Ratio
March 31, 2016	1,027,821	21,845	28,771	75.9%
June 30, 2016	1,154,798	30,924	31,891	97.0%
September 30, 2016	1,272,078	35,867	37,055	96.8%
December 31, 2016	1,361,675	48,452	40,239	120.4%
March 31, 2017	1,447,558	48,189	42,753	112.7%
June 30, 2017	1,525,363	49,295	45,414	108.5%
September 30, 2017	1,622,627	53,742	46,559	115.4%
December 31, 2017	1,676,148	64,719	52,263	123.8%
March 31, 2018	1,758,066	60,248	53,169	113.3%
June 30, 2018	1,849,079	76,936	53,886	142.8%
September 30, 2018	1,961,598	75,161	55,365	135.8%
December 31, 2018	2,047,992	71,090	52,675	135.0%
March 31, 2019	2,098,428	87,045	56,227	154.8%
June 30, 2019	2,088,445	82,421	59,454	138.6%
September 30, 2019	2,064,156	101,918	61,805	164.9%
December 31, 2019	2,020,973	125,148	63,851	196.0%
March 31, 2020	2,000,680	120,191	65,224	184.3%

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

Interest Income

We earn interest income primarily on Beneficient’s loans receivable and the promissory note receivable from the LiquidTrusts. Although Beneficient has originated a limited number of loans to date, we expect interest income to continue to increase as Beneficient expands its operations if and when the trust charters are issued.

Inflation

Changes in inflation do not necessarily correlate with changes in interest rates. We presently do not foresee any material impact of inflation on our results of operations in the periods presented in our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

Unfunded Capital Commitments

Beneficient had $73.7 million and $73.8 million of gross potential capital commitments as of March 31, 2020 and December 31, 2019, respectively, representing potential limited partner capital funding commitments on the alternative asset fund collateral to its loans above any cash reserves. The trust holding the interest in the limited partnership for the alternative asset fund is required to fund these limited partner capital commitments per the terms of the limited partnership agreement. Capital funding commitment reserves are maintained by the associated trusts created at the origination of each trust for up to $0.1 million. To the extent that the associated trust cannot pay the capital funding commitment, Beneficient is obligated to lend sufficient funds to meet the commitment. Any amounts advanced by Beneficient for these limited partner capital funding commitments above the associated capital funding commitment reserves held by the associated trusts are added to the loan balance and are expected to be recouped through the cash distributions from the alternative asset fund collateral.

Capital commitments generally originate from limited partner agreements having fixed or expiring expiration dates. The total limited partner capital funding commitment amounts may not necessarily represent future cash requirements. Beneficient considers the creditworthiness on a case-by-case basis. At both March 31, 2020 and December 31, 2019, Beneficient had no reserves for losses on unused commitments to fund potential limited partner capital funding commitments.

Credit Risk and Interest Rate Risk

We review the credit risk associated with our portfolio of life insurance policies when estimating its fair value. In evaluating the policies’ credit risk, we consider insurance company solvency, credit risk indicators, economic conditions, ongoing credit evaluations, and company positions. We attempt to manage our credit risk related to life insurance policies typically by purchasing policies issued only from companies with an investment-grade credit rating by either Standard & Poor’s, Moody’s, or A.M. Best Company. As of March 31, 2020, 95.6% of our life insurance policies, by face value benefits, were issued by companies that maintained an investment-grade rating (BBB or better) by Standard & Poor’s.

The assets and liabilities exchanged in the Initial Transfer of the Exchange Transaction are excluded from this analysis.

Our LNV Credit Facility and Beneficient’s other borrowings are floating-rate financings. In addition, our ability to offer interest and dividend rates that attract capital (including in our continuous offering of L Bonds) is generally impacted by prevailing interest rates. Furthermore, while our L Bond offering provides us with fixed-rate debt financing, our Debt Coverage Ratio is calculated in relation to the interest rate on all of our debt financing, exclusive of our Seller Trust L Bonds. Therefore, increases in interest rates impact our business by increasing our borrowing costs and reducing availability under our debt financing arrangements. Earnings from our life insurance portfolio are based upon the spread, if any, generated between the return on the portfolio and the total cost of our financing (excluding cost of financing for the Seller Trust L Bonds). As a result, increases in interest rates will reduce the earnings we expect to achieve from our investments in life insurance policies.

Beneficient is subject to risks related to markets, credit, currency, and interest rates. Beneficient issues loans that are subject to credit risk, repayment risk and interest rate risk. Beneficient has underwriting procedures and utilizes market rates. As of March 31, 2020, all of Beneficient’s loans are collateralized by the cash flows originating from alternative assets without recourse to the client. Currently, all of these alternative assets consist of private equity limited partnership interests which are primarily denominated in the U.S. dollar, Euro, and Canadian dollar. The underlying portfolio companies primarily operate in the United States, with the largest percentage, based on NAV, operating in healthcare technology, bio-technology, and diversified telecommunications services industries. The Company mitigates credit risk through the ExAlt PlanTM whereby excess cash flows from a collective pool of alternative assets can be utilized to repay the loans when cash flows from the client’s original alternative assets are not sufficient to repay the outstanding principal, interest, and fees.

Debt Coverage Ratio

The L Bond borrowing covenants of GWG Holdings require it to maintain a Debt Coverage Ratio of less than 90%. The Debt Coverage Ratio is calculated by dividing the sum of our total interest-bearing indebtedness (other than Excluded Indebtedness described in note 2 to the table below) by the sum of our cash, cash equivalents, restricted cash, life insurance policy benefits receivable, the net present value of the life insurance portfolio, and, without duplication, the value of all of our other assets as reflected on our most recently available balance sheet prepared in accordance with GAAP. The discount rate we use for the net present value of our life insurance portfolio for this calculation may not be the same discount rate we use for our GAAP valuation and is not necessarily reflective of the amount we could realize upon a sale of the portfolio (dollar amounts in thousands):

	March 31, 2020	December 31, 2019
Life insurance portfolio policy benefits	$2,000,680	$2,020,973
Discount rate of future cash flows(1)	7.56%	7.55%

Net present value of life insurance portfolio policy benefits	$831,167	$826,196
All cash and cash equivalents (including restricted cash)	130,895	81,780
Life insurance policy benefits receivable, net	15,330	23,031
Financing receivables from affiliates	239,564	258,402
Investments in Common Units and Preferred Series A Subclass 1 Unit Account	697,714	632,473
Option Agreement and other assets	73,894	54,365
Total Coverage(2)	$1,988,564	$1,876,247

Total Indebtedness(2)	$1,266,419	$1,132,714

Debt Coverage Ratio	63.69%	60.40%

(1)	Weighted-average interest rate paid on indebtedness, excluding that of Seller Trust L-Bonds.

(2)	Total Coverage excludes the assets of Beneficient. Total Indebtedness is equal to the total liabilities balance of GWG Holdings (excluding the liabilities of Beneficient) as of March 31, 2020, other than Excluded Indebtedness. Excluded Indebtedness is Indebtedness that is payable at the Company’s option in Capital Stock of the Company or securities mandatorily convertible into or exchangeable for Capital Stock of the Company, or any Indebtedness that is reasonably expected to be converted or exchanged, directly or indirectly, into Capital Stock of the Company. This change in the definition of the Debt Coverage Ratio was defined in Amendment No. 2 to the Amended and Restated Indenture entered into as of December 31, 2019 (see Note 10 to the condensed consolidated financial statements).

As of March 31, 2020 and December 31, 2019, we were in compliance with the Debt Coverage Ratio.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934) as of March 31, 2020 (the end of the period covered by this report). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

As discussed elsewhere in this report, on December 31, 2019, GWG Holdings obtained the right to appoint a majority of the board of directors of Beneficient Management, the general partner of Ben LP. As a result of this change-of-control event, GWG Holdings reported the results of Ben LP and its subsidiaries on a consolidated basis beginning on the transaction date of December 31, 2019. As such, the scope of our assessment of the effectiveness of our disclosure controls and procedures did not include the internal control over financial reporting of Beneficient. These exclusions are consistent with the SEC Staff’s guidance that an assessment of a recently acquired business may be omitted from the scope of our assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting in the 12 months following the acquisition.

As a result of the consolidation of Beneficient, we have commenced a project to evaluate the processes and procedures of Beneficient’s internal control over financial reporting and incorporate Beneficient’s internal control over financial reporting into our internal control over financial reporting framework. In addition, as a result of the consolidation of Beneficient, we are in the process of implementing new processes and controls over accounting for goodwill and other intangible assets, primarily related to assessing these assets for impairment.

Other than the aforementioned items, there were no changes in our internal control over financial reporting during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

The information set for under the heading “Amendment of Beneficient Credit Agreements” in Note 20 to the consolidated financial statements included in this Form 10-Q is hereby incorporated herein by reference.

ITEM 6.	EXHIBITS

Exhibit
31.1	Section 302 Certification of the Chief Executive Officer (filed herewith).
31.2	Section 302 Certification of the Chief Financial Officer (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.1	Letter from ClearLife Limited, dated April 15, 2020 (filed herewith).
99.2	Portfolio of Life Insurance Policies as of March 31, 2020 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GWG HOLDINGS, INC.

Date: May 15, 2020	By:	/s/ Murray T. Holland
President and Chief Executive Officer

Date: May 15, 2020	By:	/s/ Timothy L. Evans
Chief Financial Officer