Form 10-Q
period 2020-06-30
GWG Holdings, Inc.
filed 2020-08-14
CIK 1522690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 11, 2020, GWG Holdings, Inc. had 33,094,664 shares of common stock outstanding.

GWG HOLDINGS, INC.
Index to Form 10-Q
for the Quarter Ended June 30, 2020
i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2020 (Unaudited)	December 31, 2019
ASSETS
Cash and cash equivalents	$149,233	$79,073
Restricted cash	19,059	20,258
Investment in life insurance policies, at fair value	794,706	796,039
Life insurance policy benefits receivable, net	19,789	23,031
Loans receivable, net of unearned income	218,448	232,344
Allowance for loan losses	(7,900)	—
Loans receivable, net	210,548	232,344
Fees receivable	31,611	29,168
Financing receivables from affiliates	69,428	67,153
Other assets	40,142	30,135
Goodwill	2,384,121	2,358,005
TOTAL ASSETS	$3,718,637	$3,635,206
LIABILITIES & STOCKHOLDERS’ EQUITY
LIABILITIES
Senior credit facility with LNV Corporation	$203,578	$174,390
L Bonds	1,072,973	926,638
Seller Trust L Bonds	366,892	366,892
Other borrowings	152,118	153,086
Interest and dividends payable	23,284	16,516
Deferred revenue	37,858	41,444
Accounts payable and accrued expenses	23,457	27,836
Deferred tax liability, net	33,674	57,923
TOTAL LIABILITIES	1,913,834	1,764,725

Redeemable noncontrolling interests	1,264,031	1,269,654

STOCKHOLDERS’ EQUITY

REDEEMABLE PREFERRED STOCK
(par value $0.001; shares authorized 100,000; shares outstanding 62,986 and 84,636; liquidation preference of $63,354 and $85,130 as of June 30, 2020 and December 31, 2019, respectively)	52,373	74,023
SERIES 2 REDEEMABLE PREFERRED STOCK
(par value $0.001; shares authorized 150,000; shares outstanding 144,325 and 147,164; liquidation preference of $145,167 and $148,023 as of June 30, 2020 and December 31, 2019, respectively)	125,029	127,868
COMMON STOCK
(par value $0.001; shares authorized 210,000,000; shares issued and outstanding, net of common stock in treasury, 30,537,481 and 30,533,793 as of June 30, 2020 and December 31, 2019, respectively)	33	33
Common stock in treasury, at cost (2,500,000 shares as of both June 30, 2020 and December 31, 2019)	(24,550)	(24,550)
Additional paid-in capital	225,537	233,106
Accumulated deficit	(136,355)	(76,501)
TOTAL GWG HOLDINGS STOCKHOLDERS’ EQUITY	242,067	333,979
Noncontrolling interests	298,705	266,848
TOTAL STOCKHOLDERS’ EQUITY	540,772	600,827
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$3,718,637	$3,635,206
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUE
Gain on life insurance policies, net	$14,788	$19,930	$29,233	$41,426
Interest income	12,671	3,881	26,660	7,337
Trust services revenues	4,829	—	9,856	—
Other income	36,501	199	36,597	464
TOTAL REVENUE	68,789	24,010	102,346	49,227
EXPENSES
Interest expense	37,142	28,487	73,013	55,462
Employee compensation and benefits	11,840	6,794	89,544	11,948
Legal and professional fees	7,643	4,722	13,806	7,669
Provision for loan losses	7,200	—	7,900	—
Other expenses	4,895	5,938	8,507	8,766
TOTAL EXPENSES	68,720	45,941	192,770	83,845
INCOME (LOSS) BEFORE INCOME TAXES	69	(21,931)	(90,424)	(34,618)
INCOME TAX BENEFIT	(8,550)	—	(23,057)	—
NET INCOME (LOSS) BEFORE INCOME (LOSS) FROM EQUITY METHOD INVESTMENT	8,619	(21,931)	(67,367)	(34,618)
Income (loss) from equity method investment	(1,318)	600	(2,848)	(1,327)
NET INCOME (LOSS)	7,301	(21,331)	(70,215)	(35,945)
Net loss (income) attributable to noncontrolling interests	(21,723)	—	10,361	—
Less: Preferred stock dividends	3,714	4,278	7,666	8,574
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(18,136)	$(25,609)	$(67,520)	$(44,519)
NET LOSS PER COMMON SHARE
Basic	$(0.59)	$(0.78)	$(2.21)	$(1.35)
Diluted	$(0.59)	$(0.78)	$(2.21)	$(1.35)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	30,536,830	33,011,603	30,535,811	32,998,246
Diluted	30,536,830	33,011,603	30,535,811	32,998,246
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(70,215)	$(35,945)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Change in fair value of life insurance policies	(17,455)	(33,850)
Amortization of deferred financing and issuance costs	8,742	6,522
Amortization of upfront fees	(3,586)	—
Amortization of debt premiums	(887)	—
Amortization and depreciation on long-lived assets	492	—
Accretion of discount on financing receivable from affiliate	—	(864)
Non-cash interest income	(25,811)	—
Non-cash interest expense	1,238	—
Loss from equity method investment	2,848	1,327
Provision for loan losses	7,900	—
Deferred income tax	(24,250)	—
Equity-based compensation	73,060	665
Forfeiture of vested equity-based compensation	(36,267)	—
(Increase) decrease in operating assets:
Life insurance policy benefits receivable	3,242	10,884
Fees receivable	(2,443)	—
Accrued interest on financing receivable	—	(3,046)
Other assets	(2,869)	(4,948)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued expenses	2,592	(4,753)
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(83,669)	(64,008)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	—	(31,538)
Carrying value of matured life insurance policies	18,789	14,045
Purchases of fixed assets	(1,743)	—
Financing receivables from affiliates issued	—	(50,000)
Equity method investments	(9,166)	(10,000)
Net change in loans receivable	11,169	—
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	19,049	(77,493)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on senior debt	28,530	—
Repayments of senior debt	—	(19,569)
Purchase of noncontrolling interest	(261)	—
Proceeds from issuance of L Bonds	202,572	171,227
Payments for issuance and redemption of L Bonds	(65,129)	(46,977)
Issuance (repurchase) of common stock	24	57
Payments for redemption of preferred stock	(24,489)	(3,214)
Preferred stock dividends	(7,666)	(8,574)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	133,581	92,950
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	68,961	(48,551)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
BEGINNING OF PERIOD	99,331	125,436
END OF PERIOD	$168,292	$76,885

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$59,615	$49,434
Premiums paid, including prepaid	34,299	34,902
NON-CASH INVESTING AND FINANCING ACTIVITIES
L Bonds:
Conversion of accrued interest and commissions payable to principal	$940	$872
Investment in life insurance policies included in accounts payable	—	788
Business combination measurement period adjustments:
Reduction in loans receivable (see Note 4)	$26,116	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

For the three and six months ended June 30, 2020:

	Preferred Stock Shares	Preferred Stock	Common Shares	Common Stock (par)	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total GWG Holdings Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable noncontrolling interests
Balance, March 31, 2020 (unaudited)	216,567	$186,658	30,535,249	$33	$229,207	$(121,933)	$(24,550)	$269,415	$331,711	$601,126	$1,241,641
Net loss	—	—	—	—	—	(14,422)	—	(14,422)	(667)	(15,089)	22,390
Issuance of common stock	—	—	2,232	—	8	—	—	8	—	8	—
Redemption of redeemable preferred stock	(9,256)	(9,256)	—	—	—	—	—	(9,256)	—	(9,256)	—
Preferred stock dividends	—	—	—	—	(3,714)	—	—	(3,714)	—	(3,714)	—
Equity-based compensation	—	—	—	—	36	—	—	36	4,189	4,225	—
Forfeiture of vested equity-based compensation	—	—	—	—	—	—	—	—	(36,267)	(36,267)	—
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(261)	(261)	—
Balance, June 30, 2020 (unaudited)	207,311	$177,402	30,537,481	$33	$225,537	$(136,355)	$(24,550)	$242,067	$298,705	$540,772	$1,264,031

	Preferred Stock Shares	Preferred Stock	Common Shares	Common Stock (par)	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total GWG Holdings Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable noncontrolling interests
Balance, December 31, 2019 (audited)	231,800	$201,891	30,533,793	$33	$233,106	$(76,501)	$(24,550)	$333,979	$266,848	$600,827	$1,269,654
Net loss	—	—	—	—	—	(59,854)	—	(59,854)	(4,738)	(64,592)	(5,623)
Issuance of common stock	—	—	3,688	—	26	—	—	26	—	26	—
Redemption of redeemable preferred stock	(24,489)	(24,489)	—	—	—	—	—	(24,489)	—	(24,489)	—
Preferred stock dividends	—	—	—	—	(7,666)	—	—	(7,666)	—	(7,666)	—
Equity-based compensation	—	—	—	—	71	—	—	71	73,123	73,194	—
Forfeiture of vested equity-based compensation	—	—	—	—	—	—	—	—	(36,267)	(36,267)	—
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(261)	(261)	—
Balance, June 30, 2020 (unaudited)	207,311	$177,402	30,537,481	$33	$225,537	$(136,355)	$(24,550)	$242,067	$298,705	$540,772	$1,264,031

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)
For the three and six months ended June 30, 2019:

	Preferred Stock Shares	Preferred Stock	Common Shares	Common Stock (par)	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, March 31, 2019 (unaudited)	245,064	$215,154	32,992,606	$33	$245,295	$(199,224)	$261,258
Net loss	—	—	—	—	—	(21,331)	(21,331)
Issuance of common stock	—	—	40,874	—	326	—	326
Repurchase of common stock	—	—	(60)	—	—	—	—
Redemption of redeemable preferred stock	(2,416)	(2,416)	—	—	—	—	(2,416)
Preferred stock dividends	—	—	—	—	(4,278)	—	(4,278)
Equity-based compensation	—	—	—	—	(25)	—	(25)
Balance, June 30, 2019 (unaudited)	242,648	212,738	33,033,420	$33	$241,318	$(220,555)	$233,534

	Preferred Stock Shares	Preferred Stock	Common Shares	Common Stock (par)	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2018 (audited)	245,883	$215,973	33,018,161	$33	$249,662	$(184,610)	$281,058
Net loss	—	—	—	—	—	(35,945)	(35,945)
Issuance of common stock	—	—	58,009	—	419	—	419
Repurchase of common stock	—	—	(42,750)	—	(361)	—	(361)
Redemption of redeemable preferred stock	(3,235)	(3,235)	—	—	—	—	(3,235)
Preferred stock dividends	—	—	—	—	(8,574)	—	(8,574)
Equity-based compensation	—	—	—	—	172	—	172
Balance, June 30, 2019 (unaudited)	242,648	$212,738	33,033,420	$33	$241,318	$(220,555)	$233,534

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
Ben LP is the general partner of Beneficient Company Holdings, L.P. (“BCH”) and owns 100% of the Class A Subclass A-1 and A-2 Units of BCH. BCH is the holding company that directly or indirectly receives all active and passive income of Beneficient and allocates that income among the units issued by BCH. As of June 30, 2020, BCH has issued general partnership Class A Units (Subclass A-1 and A-2), Class S Ordinary Units, Class S Preferred Units, FLP Units (Subclass 1 and Subclass 2), Preferred Series A Subclass 1 Unit Accounts, and Preferred Series A Subclass 2 Unit Accounts. BCH issued to Ben LP Preferred Series A Subclass 2 Unit Accounts as part of the transaction with GWG Holdings discussed below. Preferred Series A Subclass 2 Unit Accounts hold the same rights and privileges as the Preferred Series A Subclass 1 Unit Accounts.
GWG Holdings also has a financial interest in FOXO BioScience LLC (“FOXO”, formerly InsurTech Holdings, LLC), which, through its wholly-owned subsidiaries FOXO Labs Inc. (“FOXO Labs”, formerly, Life Epigenetics Inc.) and FOXO Life, LLC (“FOXO Life”, formerly, youSurance General Agency, LLC), seeks to commercialize epigenetic technology for the longevity industry and offer life insurance directly to customers utilizing epigenetic technology.
All of the aforementioned legal entities are organized in Delaware, other than GWG Life Trust, which is governed by the laws of the state of Utah. Unless the context otherwise requires or we specifically so indicate, all references in this report to “we,” “us,” “our,” “our Company,” “GWG,” or the “Company” refer to these entities collectively. Our headquarters are located in Dallas, Texas.
Nature of Business
GWG Holdings, through its wholly-owned subsidiary GWG Life, purchased life insurance policies in the secondary market and has built a large, actuarially diverse portfolio of life insurance policies backed by highly rated life insurance companies. These policies were purchased between April 2006 and November 2019 and were funded primarily through sales of L Bonds, as discussed in Note 10. Beginning in 2018, GWG Holdings made a strategic decision to reorient its business and increase capital allocated toward providing liquidity products to a broader range of alternative assets through investments in Beneficient. We believe that the investments in Beneficient will transform GWG Holdings from a niche provider of liquidity to owners of life insurance to a full-scale provider of trust and liquidity products and trust services to holders of a broad range of alternative assets.
As a result of such strategic decision, GWG Holdings’ business today is focused on raising capital from securities offerings and using the proceeds from such offerings to grow GWG Holdings’ alternative asset exposure through investments in Beneficient in the form of equity investments and/or loans to Beneficient or related entities. GWG Holdings believes funding Beneficient’s operations will generally produce higher actual and risk-adjusted returns than those we can generally achieve from life insurance policies acquired in the secondary market.
Furthermore, although we believe that our portfolio of life insurance policies is a meaningful component of a diversified alternative asset portfolio, we do not anticipate purchasing additional life insurance policies in the secondary market, and we continue to explore strategic alternatives for our life insurance portfolio aimed at maximizing its value, including a possible sale, refinancing or recapitalization of the portfolio.
Beneficient is a financial services firm based in Dallas, Texas that provides liquidity solutions for mid-to-high net worth (“MHNW”) individuals and small-to-mid- (“STM”) sized institutions, which previously had few options to obtain early

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

liquidity for their alternative asset holdings. On September 25, 2018, Beneficient’s capital companies applied for trust charters from the Texas Department of Banking to merge into to-be organized limited trust associations. Beneficient submitted revised charter applications on March 6, 2020. As of August 14, 2020, the trust charters had not been issued to Beneficient. As such, Beneficient has closed a limited number of transactions to date, but intends to significantly expand its operations if and when the trust charters are issued.
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
Beneficient’s primary operations pertain to its liquidity products whereby Beneficient extends loans collateralized by cash flows from illiquid alternative assets and provides services to the trustees who administer the collateral. Beneficient’s core business products are its Exchange Trust, LiquidTrust and the InterChange Trust (introduced in 2020). Beneficient’s clients select one of these products and place their alternative assets into the custody trust that is a constituent member of a trust structure called the “ExAlt Plan™” (comprised of the Exchange Trusts, LiquidTrusts, Custody Trusts, Collective Trusts, and Funding Trusts). The ExAlt Plan™ then delivers to Beneficient’s clients the consideration required by the specific product selected by those clients. At the same time, Beneficient, extends a loan to the ExAlt Plan™. The proceeds (cash, securities of Ben LP or its affiliates, or other forms of consideration, as applicable) of that loan to the ExAlt Plan™ are ultimately paid to the client. The cash flows from the client’s alternative asset support the repayment of the loans plus any related interest and fees.
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
The Exchange Transaction
On August 10, 2018 (the “Initial Transfer Date”), the first of two closings was completed (the “Initial Transfer”) as contemplated by a Master Exchange Agreement between GWG Holdings, GWG Life, Ben LP and certain other parties (the “Seller Trusts”), which governs the strategic exchange of assets among the parties (the “Exchange Transaction”). On the Initial Transfer Date:
•GWG Holdings issued to the Seller Trusts Seller Trust L Bonds due 2023 (the “Seller Trust L Bonds”) in an aggregate principal amount of $403.2 million, as more fully described below;
•Beneficient purchased 5,000,000 shares of GWG Holdings’ Series B Convertible Preferred Stock, par value $0.001 per share and having a stated value of $10 per share (“Series B”), for cash consideration of $50.0 million, which shares were subsequently transferred to the Seller Trusts;
•in consideration for GWG Holdings and GWG Life entering into the Master Exchange Agreement and consummating the transactions contemplated thereby, Ben LP, as borrower, entered into a commercial loan agreement (the “Commercial Loan Agreement”) with GWG Life, as lender, providing for a loan in a principal amount of $200.0 million (the “Commercial Loan”);
•Ben LP delivered to GWG Life a promissory note (the “Exchangeable Note”) in the principal amount of $162.9 million; and
•the Seller Trusts delivered to GWG Holdings 4,032,349 common units of Ben LP (“Common Units”) at an assumed value of $10 per unit.
On December 28, 2018, the final closing of the above transaction occurred, and the following actions took place (the “Final Closing” and the date upon which the Final Closing occurred, the “Final Closing Date”):
•in accordance with the Master Exchange Agreement, and based on the net asset value of alternative asset financings as of the Final Closing Date, effective as of the Initial Transfer Date, (i) the principal amount of the

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Commercial Loan was reduced to $182.0 million, (ii) the principal amount of the Exchangeable Note was reduced to $148.2 million, and (iii) the principal amount of the Seller Trust L Bonds was reduced to $366.9 million;
•the Seller Trusts refunded to GWG Holdings $0.8 million in interest paid on the Seller Trust L Bonds related to the Seller Trust L Bonds that were issued as of the Initial Transfer Date but cancelled, effective as of the Initial Transfer Date, on the Final Closing Date;
•the accrued interest on the Commercial Loan and the Exchangeable Note was added to the principal amount of the Commercial Loan, as a result of which the principal amount of the Commercial Loan as of the Final Closing Date was $192.5 million;
•the Seller Trusts transferred to GWG Holdings an aggregate of 21,650,087 Common Units and GWG Holdings received 14,822,843 Common Units in exchange for the Exchangeable Note, upon completion of which GWG Holdings owned (including the 4,032,349 Common Units received by GWG Holdings on the Initial Transfer Date) 40,505,279 Common Units;
•Ben LP issued to GWG Holdings an option (the “Option Agreement”) to acquire the number of Common Units, interests or other property that would be received by a holder of Preferred Series A Subclass 1 Unit Accounts of BCH; and
•GWG Holdings issued to the Seller Trusts 27,013,516 shares of GWG Holdings common stock (including 5,000,000 shares issued upon conversion of the Series B).
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
The Seller Trust L Bonds are senior secured obligations of GWG Holdings, ranking junior only to all senior debt of GWG Holdings, pari passu in right of payment and in respect of collateral with all “L Bonds” of GWG Holdings (see Note 10), and senior in right of payment to all subordinated indebtedness of GWG Holdings. Payments under the Seller Trust L Bonds are guaranteed by GWG Life (see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations).
Series B Convertible Preferred Stock
The Series B converted into 5,000,000 shares of GWG Holdings common stock at a conversion price of $10 per share upon the Final Closing.
Commercial Loan
The $192.5 million principal amount under the Commercial Loan is due on August 9, 2023; however, it is extendable for two five-year terms. Ben LP's obligations under the Commercial Loan are unsecured.
The principal amount of the Commercial Loan bears interest at 5.0% per year. From and after the Final Closing Date, one-half of the interest, or 2.5% per year, is due and payable monthly in cash, and one-half of the interest, or 2.5% per year, accrues and

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
The closing of the Purchase and Contribution Transaction occurred on April 26, 2019. Prior to or in connection with such closing:
•GWG Holdings’ bylaws were amended to increase the maximum number of directors of GWG Holdings from nine to thirteen, and the actual number of directors comprising the Board of Director was increased from seven to eleven. The size of the Board has since been reduced and currently consists of nine directors.
•All seven members of GWG Holdings’ Board of Directors prior to the closing resigned as directors of GWG, and eleven individuals designated by Beneficient were appointed as directors of GWG Holdings, leaving two board seats vacant after the closing.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

•Jon R. Sabes resigned from all officer positions he held with GWG Holdings or any of its subsidiaries prior to the closing, other than his position as Chief Executive Officer of Life Epigenetics Inc. and youSurance General Agency, LLC.
•Steven F. Sabes resigned from all officer positions he held with GWG Holdings or any of its subsidiaries prior to the closing, except as Chief Operating Officer of Life Epigenetics Inc.
•The resignations of Messrs. Jon and Steven Sabes included a full waiver and forfeit of (i) any severance that may be payable by GWG Holdings or any of its subsidiaries in connection with such resignations or the Purchase and Contribution Transaction, and (ii) all equity awards of GWG Holdings held by either of them.
•Murray T. Holland was appointed as Chief Executive Officer of GWG Holdings.
•GWG Holdings entered into performance share unit agreements with certain of its employees pursuant to which such employees will collectively receive up to $4.5 million in cash compensation under certain terms and conditions, including, among others, that such employees remain employed by GWG Holdings or one of its subsidiaries (or, if no longer employed, such employment was terminated by GWG Holdings other than for cause, as such term is defined in the performance share unit agreement) for a period of 120 days following the closing.
•The stockholders agreement that was entered into on the Final Closing Date was terminated by mutual consent of the parties thereto.
•BCC and AltiVerse executed and delivered a Consent and Joinder to the Amended and Restated Pledge and Security Agreement dated October 23, 2017 by and among GWG Holdings, GWG Life, Messrs. Jon and Steven Sabes and the Bank of Utah, which provides that the shares of GWG Holdings’ common stock acquired by BCC and AltiVerse pursuant to the Purchase and Contribution Agreement will continue to be pledged as collateral security for GWG Holdings’ obligations owing in respect of the L Bonds and Seller Trust L Bonds.
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

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Significant accounting policies are detailed in Note 2 to the consolidated financial statements included in the Company’s 2019 Form 10-K. Summarized below are those new or revised significant accounting policies, including those that resulted from the consolidation of Beneficient on December 31, 2019.
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
For non-PCI loans, the difference between the fair value and unpaid principal balance (“UPB”) of the loan as of the date of valuation, referred to as a purchase premium or discount, is amortized or accreted to interest income over the contractual life of the loans using the effective interest method. In the event of prepayment, the remaining unamortized amount is recognized in interest income.
Impaired loans include non-accrual loans, PCI loans and partially charged-off loans. The accrual of interest on impaired loans is discontinued when, in management’s opinion, doubt exists about the full collectability of principal and interest. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is charged against income. If the ultimate collectability of principal, wholly or partially, is in doubt, any payment received on a loan on which the accrual of interest has been suspended is applied to reduce principal first. Once all principal has been received, additional interest payments are recognized on a cash basis as interest income. Loans are returned to accrual status once collection of contractually required principal and interest is reasonably assured. At such time, the accrual of interest and amortization of any remaining discount shall resume. Any interest income that was applied to the principal balance is not reversed and is subsequently recognized as an adjustment to yield over the remaining life of the loan.
Allowance for Loan Losses — The allowance for loan losses is a valuation allowance for probable incurred credit losses in the portfolio. Management’s determination of the allowance is based upon an evaluation of the loan portfolio, impaired loans, economic conditions, volume, growth and composition of the collateral to the loan portfolio, and other risks inherent in the portfolio. Management applies risk factors to categories of loans and individually reviews all impaired loans above a de minimis threshold. Management relies heavily on statistical analysis, current net asset value (“NAV”) and distribution performance of the underlying alternative asset collateral and industry trends related to alternative asset investments to estimate losses. Management evaluates the adequacy of the allowance by reviewing relevant internal and external factors that affect credit quality. As the collateral is the sole source of repayment of the loans and related interest, these loans are considered to be collateral dependent. Beneficient recognizes the charge-off in the period in which it is confirmed for its collateral dependent loans. Therefore, impaired collateral dependent loans are written down to their estimated net realizable value based on disposition value.
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
Diluted earnings per common share is computed in a similar manner, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares were issued using the treasury stock method in the case of restricted stock units, warrants and options, or the if-converted method in the case of RPS and RPS 2. Our dilution calculation also takes into account the weighted average number of shares of a subsidiary that are exchangeable for shares of GWG Holdings common stock.
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
Newly Adopted Accounting Pronouncements — In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Goodwill, (Topic 350). This standard simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the new guidance, goodwill impairment loss will be measured on the basis of the fair value of the reporting unit relative to the reporting unit’s carrying amount rather than on the basis of the implied amount of goodwill relative to the goodwill balance of the reporting unit. ASU 2017-04 is effective for annual periods beginning after December 15, 2019, including interim periods within those periods, for public business entities. The Company adopted this ASU on January 1, 2020, and it did not have a material impact on its condensed consolidated financial statements and related disclosures.
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
In March 2020, the SEC amended Regulation S-X to create Rules 13-01 and 13-02. These new rules reduce and simplify financial disclosure requirements for issuers and guarantors of registered debt offerings. Previously, with limited exceptions, a parent entity was required to provide detailed disclosures with regard to guarantors of registered debt offerings within the footnotes to the consolidated financial statements. Under the new regulations, disclosure exceptions have been expanded and required disclosures may be provided within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations rather than in the notes to the financial statements. Further, summarized financial information covering guarantor balance sheets and income statements are permitted, replacing the previously required condensed consolidating financial statements. Summarized financial information only needs be disclosed for the current fiscal year rather than all years presented in the financial statements as was previously required. The guidance will become effective for filings on or after January 4, 2021, with early adoption permitted. The Company has elected to early adopt the new regulations as of and for the six months ended June 30, 2020. Our summarized guarantor financial information is now presented in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Accounting Pronouncements Issued But Not Yet Adopted — In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans. There have been numerous codification improvements and technical corrections issued through subsequent ASUs since the issuance of ASU No. 2016-13. The standard requires entities to use a new, forward-looking “expected loss” model that is expected to generally result in the earlier recognition of allowances for losses. The guidance is effective for annual periods beginning after December 15, 2022, including interim periods within those years, for smaller reporting companies, as defined by the SEC, but early adoption is permitted. The Company is evaluating the potential impact of this guidance on our consolidated financial statements.
ASU 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes (Topic 740), was issued in December 2019. The amendments in ASU 2019-12 eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, for public business entities. Early adoption is permitted, including adoption in any interim period. The Company is evaluating the impact of this ASU on the consolidated financial statements and disclosures.
ASU 2020-04, Reference Rate Reform (Topic 848) was issued in June 2020. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 can be applied by all entities as of the beginning of the interim period that includes March 12, 2020, or any date thereafter, and entities may elect to apply the amendments prospectively through December 31, 2022. The Company is evaluating the impact of this ASU on the consolidated financial statements and disclosures.
ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity was issued in August 2020. The amendments in ASU 2020-06 simplify the accounting for convertible instruments by removing major separation models and removing certain settlement condition qualifiers for the derivatives scope exception for contracts in an entity’s own equity, and simplify the related diluted net income per share calculation for both Subtopics. ASU 2020-06 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, for smaller reporting companies, as defined by the SEC. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is evaluating the impact of this ASU on the consolidated financial statements and disclosures.
(3) Restrictions on Cash
Under the terms of our second amended and restated senior credit facility with LNV Corporation (“LNV Credit Facility”, discussed further in Note 10), we are required to maintain collection and payment accounts that are used to collect policy benefits from pledged policies, pay annual policy premiums, interest and other charges under the facility, distribute funds to pay down the facility, and distribute excess funds to the borrower (GWG DLP Funding IV, LLC).
The agents for the lender authorize the disbursements from these accounts. At June 30, 2020 and December 31, 2019, there was a balance of $19.1 million and $20.3 million, respectively, in these collection and payment accounts.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(4) Business Combination
Prior to December 31, 2019, GWG Holdings owned 41,505,279 Common Units, for a total limited partnership interest in the Common Units of approximately 90.2%. This investment was historically accounted for using the equity method (see Note 8). On December 31, 2019, GWG Holdings entered into the Investment Agreement and Exchange Agreement as described in Note 1.
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
As a result of the change-of-control, GWG Holdings was required to remeasure its existing equity investment at fair value prior to consolidation. At December 31, 2019, GWG Holdings’ equity investment in Common Units had a carrying value of $368.6 million, prior to the additional investment noted above. GWG Holdings estimated the fair value of its preexisting investment in Ben LP to be approximately $622.5 million, resulting in the recognition of a gain of $253.9 million during the fourth quarter of 2019. This gain was included in gain on consolidation of equity method investment in the Company’s consolidated statement of operations for the year ended December 31, 2019. This gain was partially offset by the remeasurement to fair value of the Commercial Loan Agreement between GWG Life and Ben LP and the Option Agreement between GWG Holdings and Ben LP, which resulted in a net loss of $4.2 million. The net gain on consolidation of equity method investment after remeasurement of these preexisting balances was $249.7 million. GWG Holdings’ proportionate share of the earnings or losses from Ben LP was recognized in earnings (loss) from equity method investment in the consolidated statement of operations from August 10, 2018 until December 31, 2019 (see Note 8 for further information) and was previously recorded on a one-quarter lag basis. In connection with the consolidation of Beneficient, the one-quarter lag was discontinued.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the fair value measurement of the assets acquired and liabilities assumed (in thousands):

	Fair Value at Acquisition Date	Measurement Period Adjustments(1)	Adjusted Fair Value at Acquisition Date
ASSETS
Loans receivable(1)	$232,344	$(26,116)	$206,228
Fees receivable	29,168	—	29,168
Investment in public equity securities	24,550	—	24,550
Other assets	14,053	—	14,053
Intangible assets(2)	3,449	—	3,449
Total identifiable assets acquired	303,564	(26,116)	277,448
LIABILITIES
Other borrowings	153,086	—	153,086
Commercial loan agreement from parent	168,420	—	168,420
Other liabilities and deferred revenue	105,866	—	105,866
Accounts payable and accrued expenses	13,713	—	13,713
Total liabilities assumed	441,085	—	441,085
Net liabilities assumed	(137,521)	(26,116)	(163,637)
NONCONTROLLING INTERESTS
Common Units not owned by GWG Holdings(3)	181,383	—	181,383
Class S Ordinary Units	85,448	—	85,448
Class S Preferred Units	17	—	17
Preferred Series A Subclass 1 Unit Accounts	1,269,654	—	1,269,654
Total noncontrolling interests	1,536,502	—	1,536,502
ACQUISITION CONSIDERATION
Cash, less cash acquired	61,479	—	61,479
Fair value of preexisting investment in Common Units(4)	622,503	—	622,503
Fair value of noncontrolling interest	1,536,502	—	1,536,502
Total estimated consideration	2,220,484	—	2,220,484
Less: Net liabilities assumed	(137,521)	(26,116)	(163,637)
Resulting preliminary goodwill	$2,358,005	$26,116	$2,384,121
______________________________________________
(1)As a result of additional information obtained about the collateral value used in the valuation of the loan portfolio for certain collateral dependent loans, the Company recorded measurement period adjustments during the six months ended June 30, 2020, which resulted in a decrease to loans receivable of $26.1 million with a corresponding adjustment to goodwill. The measurement period adjustments are comprised of $14.6 million during the three months ended March 31, 2020, and $11.5 million during the three months ended June 30, 2020.
(2)Includes an insurance license valued at $3.1 million and a non-compete agreement valued at $0.3 million.
(3)Calculated as 1,974,677 Common Units not owned by GWG Holdings at December 31, 2019, multiplied by the $15 per unit derived from the enterprise valuation of Beneficient on that date. Also includes $151.8 million of equity-based payment awards that were granted by Beneficient prior to the change in control but were not replaced by awards of GWG Holdings upon the change in control. These awards were treated as noncontrolling interests in accordance with ASC 805, Business Combinations.
(4)Calculated as 41,505,279 Common Units owned by GWG Holdings prior to the change in control multiplied by the $15 per unit derived from the enterprise valuation of Beneficient.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Methods Used to Determine Equity Value and to Fair Value Assets and Liabilities
The following is a description of the valuation methodologies used to estimate the fair value of equity and the fair values of major categories of assets acquired and liabilities assumed. In many cases, determining the fair value of equity and the acquired assets and assumed liabilities required management to estimate cash flows expected from those assets and liabilities and to discount those cash flows at appropriate rates of interest. This determination required the utilization of significant estimates and management judgment in accounting for the change-of-control event.
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
Cash and cash equivalents and fees receivable — Cash and cash equivalents and fees receivable were valued using their current carrying amounts, which approximate fair value.
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
Intangible assets — Intangible assets include an insurance license and a non-compete agreement. Both assets were valued using their current carrying amount, which approximates fair value.
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
Noncontrolling interests — The values for each noncontrolling interest component were calculated after determination of an overall enterprise value for the Company. The enterprise value of the Company was determined using the Option Pricing Model (“OPM”) Backsolve approach under the market method. The OPM Backsolve approach uses a Black-Scholes option pricing model to calculate the implied equity value of the firm. Once an overall equity value was determined, amounts were allocated to the various classes of equity based on the security class preferences. The inputs to the OPM Backsolve approach are the equity value for one component of the capital structure, expected time to exit, the risk-free interest rate and an assumed volatility based on the volatility of similar publicly traded companies. The OPM Backsolve estimates include Level 3 inputs.
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
The following unaudited pro forma financial information presents the combined results of operations of GWG Holdings for the three and six months ended June 30, 2019, as if the acquisition of Ben LP had occurred as of January 1, 2019 (in thousands, except per share data):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Total Revenue
Pro forma	$42,774	$86,711
As reported	24,010	49,227

Net Loss Attributable to Common Shareholders
Pro forma	$(24,343)	$(39,804)
As reported	(25,609)	(44,519)

Net Loss per Diluted Common Share
Pro forma	$(0.74)	$(1.21)
As reported	(0.78)	(1.35)
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
The unaudited pro forma financial information above gives effect to the following:
•Deconsolidation of certain Beneficient trusts included in the ExAlt Plan™;
•Reduction of Beneficient interest expense related to acquisition-date debt principal payments; and
•Elimination of intercompany transactions, including the Commercial Loan Agreement and Option Agreement.
(5) Investment in Life Insurance Policies
The Company’s investments in life insurance policies include unobservable inputs that are significant to their overall fair value. Changes in the fair value of these policies, net of premiums paid, are recorded in gain (loss) on life insurance policies, net in our consolidated statements of operations. Fair value is determined on a discounted cash flow basis that incorporates life expectancy assumptions generally derived from reports obtained from widely accepted life expectancy providers (other than insured lives covered under small face amount policies — those with $1.0 million in face value benefits or less — which utilize either a single fully underwritten, or simplified report based on self-reported medical interview), assumptions relating to cost-of-insurance (premium) rates and other assumptions. The discount rate we apply incorporates current information about the discount rates observed in the life insurance secondary market through competitive bidding observations (which have recently declined for us as a result of our decreased purchase activity) and other means, fixed income market interest rates, the estimated credit exposure to the insurance companies that issued the life insurance policies and management’s estimate of the operational risk yield premium a purchaser would require to receive the future cash flows derived from our portfolio as a whole. Management has significant discretion regarding the combination of these and other factors when determining the discount rate. As a result of management’s analysis, a discount rate of 8.25% was applied to our portfolio as of both June 30, 2020 and December 31, 2019.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Portfolio Information
Our portfolio of life insurance policies, owned by our subsidiaries as of June 30, 2020, is summarized below:
Life Insurance Portfolio Summary

Total life insurance portfolio face value of policy benefits (in thousands)	$1,960,826
Average face value per policy (in thousands)	$1,779
Average face value per insured life (in thousands)	$1,915
Weighted average age of insured (years)	82.7
Weighted average life expectancy estimate (years)	6.9
Total number of policies	1,102
Number of unique lives	1,024
Demographics	74% Male; 26% Female
Number of smokers	45
Largest policy as % of total portfolio face value	0.7%
Average policy as % of total portfolio face value	0.1%
Average annual premium as % of face value	3.6%
A summary of our policies organized according to their estimated life expectancy dates, grouped by year, as of the reporting date, is as follows (dollars in thousands):

	As of June 30, 2020			As of December 31, 2019
Years Ending December 31,	Number of Policies	Estimated Fair Value	Face Value	Number of Policies	Estimated Fair Value	Face Value
Six months ending December 31, 2020	4	$3,810	$3,875	8	$5,869	$6,342
2021	30	37,965	45,090	55	62,061	79,879
2022	88	92,509	133,994	90	89,074	138,723
2023	106	102,952	177,842	128	123,352	222,369
2024	120	125,323	234,937	109	103,111	217,053
2025	114	82,722	189,756	113	74,223	171,961
Thereafter	640	349,425	1,175,332	648	338,349	1,184,646
Totals	1,102	$794,706	$1,960,826	1,151	$796,039	$2,020,973
We recognized life insurance benefits of $39.9 million and $23.0 million during the three months ended June 30, 2020 and 2019, respectively, related to policies with a carrying value of $12.8 million and $5.3 million, respectively, and as a result recorded realized gains of $27.1 million and $17.7 million, respectively. We recognized life insurance benefits of $65.4 million and $53.5 million during the six months ended June 30, 2020 and 2019, respectively, related to policies with a carrying value of $18.8 million and $14.0 million, respectively, and as a result recorded realized gains of $46.6 million and $39.4 million, respectively.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A reconciliation of gain (loss) on life insurance policies is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Change in estimated probabilistic cash flows(1)	$15,349	$17,122	$33,200	$34,253
Unrealized gain on acquisitions(2)	—	1,844	—	6,303
Premiums and other annual fees	(17,626)	(16,004)	(34,825)	(31,836)
Face value of matured policies	39,889	22,998	65,391	53,457
Fair value of matured policies	(22,824)	(6,030)	(34,533)	(20,751)
Gain on life insurance policies, net	$14,788	$19,930	$29,233	$41,426
___________________________________________
(1)Change in fair value of expected future cash flows relating to our investment in life insurance policies that are not specifically attributable to changes in life expectancy, discount rate changes or policy maturity events.
(2)Gain resulting from fair value in excess of the purchase price for life insurance policies acquired during the reporting period. There were no policy acquisitions during the three or six months ended June 30, 2020.
Estimated premium payments and servicing fees required to maintain our current portfolio of life insurance policies in force for the next five years, assuming no mortalities, are as follows (in thousands):

Years Ending December 31,	Premiums	Servicing	Total
Six months ending December 31, 2020	$31,589	$823	$32,412
2021	82,102	1,647	83,749
2022	94,621	1,647	96,268
2023	106,489	1,647	108,136
2024	115,715	1,647	117,362
2025	128,495	1,647	130,142
	$559,011	$9,058	$568,069
Management anticipates funding the majority of the premium payments and servicing fees estimated above from cash flows realized from life insurance policy benefits, and to the extent necessary, with additional borrowing capacity created as the premiums and servicing costs of pledged life insurance policies become due, under the LNV Credit Facility and the net proceeds from our offering of L Bonds as described in Note 10. Management anticipates funding premiums and servicing costs of non-pledged life insurance policies with cash flows realized from life insurance policy benefits from our portfolio of life insurance policies and net proceeds from our offering of L Bonds. The proceeds of these capital sources may also be used for: additional allocations to Beneficient; policy premiums and servicing costs of additional life insurance policies; working capital; and financing expenditures including paying principal, interest and dividends.
(6) Loans Receivable
Beneficient Loans Receivable
Loans receivable held by the Company as of June 30, 2020 and December 31, 2019, were originated primarily through the initial capitalization transactions of Beneficient in 2017 and 2018. These loans are collateralized by the portfolio of alternative assets held in the custody of certain trusts of the ExAlt Plan™. The outstanding principal balance was $444.9 million and $425.9 million as of June 30, 2020 and December 31, 2019, respectively, which included $185.0 million and $154.7 million of inception-to-date interest income paid-in-kind, respectively.
Components of the carrying value of loans receivable were as follows for the periods presented below (in thousands):

	June 30, 2020	December 31, 2019
Loans receivable, net of unearned income	$218,448	$232,344
Allowance for loan losses	(7,900)	—
Loans receivable, net	$210,548	$232,344

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
The following table reflects the fair value of non-PCI and PCI loans as of December 31, 2019, the date of the change-of control (in thousands):

Fair value of non-PCI loans	$86,436

Fair value of PCI loans	$145,908
The fair values above do not include the downward measurement period adjustments totaling $26.1 million discussed in Note 4.
The following table reflects the outstanding principal balance and carrying amounts of the non-PCI loans (in thousands):

	June 30, 2020		December 31, 2019
	Carrying Value	Unpaid Balance	Carrying Value	Unpaid Balance
Loans receivable	$90,041	$136,175	$86,436	$129,304
The following table reflects the outstanding principal balance and carrying amounts of the PCI loans (in thousands):

	June 30, 2020		December 31, 2019
	Carrying Value	Unpaid Balance	Carrying Value	Unpaid Balance
Loans receivable	$120,507	$308,676	$145,908	$296,627
As of December 31, 2019, total contractually required payments receivable, including interest, on PCI loans over the remaining contract period was $772.2 million. This assumes all loans accrue interest through maturity, with maturities on loans that existed at December 31, 2019 ranging from 2029 to 2030. Cash flows expected to be collected at the acquisition date totaled $235.6 million. The difference between total cash flows expected to be collected and the fair value of the loans represents accretable yield.
The following table presents a rollforward of the accretable yield for the three and six months ended June 30, 2020 (in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Balance, beginning of period	$81,529	$89,647
Accretion	(7,427)	(14,964)
Decrease in accretable yield(a)	(7,719)	(8,300)
Balance, end of period	$66,383	$66,383
___________________________________________
(a)Includes changes in the accretable yield due to both transfers from the nonaccretable difference and the impact of changes in the expected timing of cash flows.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The changes in the allowance for loan losses for the three and six months ended June 30, 2020 are as follows (in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Beginning balance	$700	$—
Provision	7,200	7,900
Charge-offs and other, net	—	—
Ending balance	$7,900	$7,900
As of June 30, 2020, the allowance for loan losses, all of which was related to PCI loans, was $7.9 million. The loan loss provision expense, all of which was related to PCI loans, during the three and six months ended June 30, 2020, was $7.2 million and $7.9 million, respectively. The loan loss provision expense recorded during the three months ended June 30, 2020 was primarily due to expected losses associated with a single PCI loan.
There were no net charge-offs related to PCI loans during the three and six months ended June 30, 2020. As a result of the push-down accounting described in Note 4, the loans were recorded at fair value and there was no carryover allowance for loan losses recorded as of December 31, 2019.
Beneficient recognizes charge-offs in the period in which they are confirmed for its collateral-dependent loans. Therefore, impaired collateral-dependent loans are written down to their estimated net realizable value, based on disposition value.
Promissory Note-LiquidTrusts
On May 31, 2019, GWG Life entered into a Promissory Note (the “Promissory Note”), made by Jeffrey S. Hinkle and Dr. John A. Stahl, not in their individual capacity but solely as trustees of The LT-1 LiquidTrust, The LT-2 LiquidTrust, The LT-5 LiquidTrust, The LT-7 LiquidTrust, The LT-8 LiquidTrust and The LT-9 LiquidTrust (collectively, the “LiquidTrust Borrowers”). Pursuant to the terms of the Promissory Note, GWG Life funded a term loan to the LiquidTrust Borrowers in an aggregate principal amount of $65.0 million (the “Loan”), which Loan was funded in two installments as described below. The Loan was made pursuant to GWG Holdings’ strategy to further diversify into alternative assets (beyond life insurance) and ancillary businesses and was intended to better position Beneficient’s balance sheet, working capital and liquidity profile to satisfy anticipated Texas Department of Banking regulatory requirements.
The LiquidTrust Borrowers are common law trusts established as part of alternative asset financings extended by a subsidiary of Ben LP, of which the GWG Holdings owns approximately 96% of the issued and outstanding Common Units (although, on a fully diluted basis, GWG Holdings’ ownership interest in Common Units would be reduced significantly below a majority of those issued and outstanding). Although each Borrower is allocated a portion of the Loan equal to approximately 16.7% of the aggregate outstanding principal of the Loan, the Loan constitutes the joint and several obligations of the LiquidTrust Borrowers.
An initial advance in the principal amount of $50.0 million was funded on June 3, 2019 and, subsequent to satisfaction of certain customary conditions, the second advance in the principal amount of $15.0 million was funded on November 22, 2019. The Loan bears interest at 7.0% per annum, with interest payable at maturity, and matures on June 30, 2023. The loan is reported in financing receivables from affiliates in the consolidated balance sheets and included accrued interest receivable of $4.4 million and $2.2 million as of June 30, 2020 and December 31, 2019, respectively. There was no allowance for loan losses related to the Promissory Note as of June 30, 2020 or December 31, 2019. Subject to the Intercreditor Agreements (as defined below), the Loan can be prepaid at the LiquidTrust Borrowers’ election without premium or penalty.
The Loan is unsecured and is subject to certain covenants (including a restriction on the incurrence of any indebtedness senior to the Loan other than existing senior loan obligations to HCLP Nominees, L.L.C. (“HCLP”), as Senior Lender) and events of default. HCLP is indirectly associated with one of Beneficient’s founders, who is also Chairman of the Board of Directors of GWG Holdings.
On July 29, 2020, the Company, represented by its Special Committee, approved a transaction by which the Company agreed to convert the May 31, 2019 Promissory Note and any related accrued interest into a $75.0 million Preferred Series C Unit Account (the "Preferred C") in BCH. Refer to Note 18 for further details.

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

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by management in determining fair value is greatest for assets and liabilities categorized in Level 3.
Financial instruments measured at fair value on a recurring basis
The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, on June 30, 2020 and December 31, 2019 are presented below (in thousands).

	As of June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investments in life insurance policies	$—	$—	$794,706	$794,706

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Investments in life insurance policies	$—	$—	$796,039	$796,039
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

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table reconciles the beginning and ending fair value of our Level 3 investments in our portfolio of life insurance policies (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning balance	$802,181	$782,185	$796,039	$747,922
Total gain in earnings(1)	5,278	18,279	17,456	33,850
Purchases	—	4,146	—	31,539
Settlements(2)	(12,753)	(5,344)	(18,789)	(14,045)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Ending balance	$794,706	$799,266	$794,706	$799,266
_________________________________________
(1)Net change in fair value
(2)Policy maturities at initial cost basis
The net activity in the table above is reported in gain on life insurance policies, net, in the condensed consolidated statements of operations. There were no net unrealized gains/losses for Level 3 assets included in other comprehensive income as of June 30, 2020 and 2019.
There have been no transfers between levels for any assets or liabilities recorded at fair value on a recurring basis or any changes in the valuation techniques used for measuring the fair value as of June 30, 2020 and December 31, 2019. The following table provides quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s Level 3 fair value assets:

	As of June 30, 2020	As of December 31, 2019
Weighted-average age of insured, years*	82.7	82.4
Age of insured range, years	63-101	62-101
Weighted-average life expectancy, months*	82.7	86.2
Life expectancy range, months	0-240	0-240
Average face amount per policy (in thousands)	$1,779	$1,756
Discount rate	8.25%	8.25%
_______________________________
(*)Weighted-average by face amount of policy benefits
Life expectancy estimates and market discount rates for a portfolio of life insurance policies are inherently uncertain and the effect of changes in estimates may be significant. For example, if the life expectancy estimates were increased or decreased by four and eight months on each outstanding policy, and the discount rates were increased or decreased by 1% and 2%, with all other variables held constant, the fair value of our investment in life insurance policies would increase or decrease as summarized below (in thousands):

	Change in Life Expectancy Estimates
	Minus 8 months	Minus 4 months	Plus 4 months	Plus 8 months
June 30, 2020	$110,109	$55,847	$(55,008)	$(109,155)
December 31, 2019	$113,812	$57,753	$(55,905)	$(111,340)
	Change in Discount Rate
	Minus 2%	Minus 1%	Plus 1%	Plus 2%
June 30, 2020	$86,748	$41,315	$(37,689)	$(72,172)
December 31, 2019	$91,890	$43,713	$(39,790)	$(76,118)

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Financial instruments measured at fair value on a non-recurring basis
There were no assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2020. As of December 31, 2019, Beneficient’s assets and liabilities were recorded at fair value in the consolidated balance sheet due to the application of purchase accounting in accordance with ASC 805 as described in Note 4.
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

	As of June 30, 2020
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Financial assets:
Cash, cash equivalents and restricted cash	1	$168,292	$168,292
Life insurance policy benefits receivable, net	1	19,789	19,789
Loans receivable, net of allowance for loan losses and unearned income	3	210,548	221,507
Fees receivable	1	31,611	31,611
Financing receivables from affiliates	2	69,428	62,510
Financial liabilities:
Senior credit facility	2	$203,578	$213,117
L Bonds and Seller Trust L bonds	2	1,439,865	1,421,907
Other borrowings	2	152,118	152,118

	As of December 31, 2019
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Financial assets:
Cash, cash equivalents and restricted cash	1	$99,331	$99,331
Life insurance policy benefits receivable, net	1	23,031	23,031
Loans receivable, net of allowance for loan losses and unearned income	3	232,344	232,344
Fees receivable	1	29,168	29,168
Financing receivables from affiliates	2	67,153	59,608
Financial liabilities:
Senior credit facility with LNV Corporation	2	$174,390	$184,587
L Bonds and Seller Trust L Bonds	2	1,293,530	1,390,288
Other borrowings	2	153,086	153,086

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(8) Equity Method Investments
FOXO BioScience LLC (formerly, InsurTech Holdings, LLC)
On November 11, 2019, GWG contributed the common stock and membership interests of its wholly-owned subsidiaries, FOXO Labs and FOXO Life (“Insurtech Subsidiaries”), to a legal entity, FOXO, in exchange for a membership interest in FOXO. Although GWG Holdings currently owns 100% of FOXO’s equity, we do not have a controlling financial interest in FOXO because the managing member has substantive participating rights. Therefore, we account for our ownership interest in FOXO as an equity method investment.
The transaction resulted in a loss of control of the Insurtech Subsidiaries and, as a result, we deconsolidated the subsidiaries and recorded an equity method investment balance during the fourth quarter of 2019. The loss of control required us to measure the equity investment at fair value. We determined the fair value of our investment in FOXO approximated the carrying value of $3.4 million, which was primarily comprised of cash and fixed assets contributed to the entity during the fourth quarter of 2019. We recognized a loss on equity method investment of $1.6 million during the fourth quarter of 2019, resulting in a balance of $1.8 million as of December 31, 2019.
The following table includes a rollforward of the equity method investment in FOXO (in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Beginning balance	$5,648	$1,761
Contributions	3,750	9,167
Loss on equity method investment	(1,318)	(2,848)
Other	(307)	(307)
Ending balance	$7,773	$7,773
In accordance with the operating agreement of FOXO, GWG Holdings is committed to contribute an additional $8.8 million to the entity through October 2021. Our investment in the membership interest of FOXO is presented in other assets in our consolidated balance sheets. Our proportionate share of earnings or losses from our investee is recognized in earnings (loss) from equity method investments in our consolidated statements of operations.
The Beneficient Company Group, L.P.
During 2018, we acquired 40,505,279 million Common Units for a total limited partnership interest in the Common Units of approximately 89.9% as of December 31, 2018. On June 12, 2019, we acquired an additional 1,000,000 Common Units from a third party for a cash investment of $10.0 million. On December 31, 2019, we acquired an additional 666,667 newly-issued Common Units for a cash investment of $10.0 million. On May 26, 2020, we acquired an additional 26,009 Common Units from a third party for a cash investment of $260,090. The Common Units are not publicly traded on a stock exchange.
Prior to December 31, 2019, our investment in Common Units was presented in equity method investment on our consolidated balance sheets. Our proportionate share of earnings or losses from our investee was recognized in earnings (loss) from equity method investments in our consolidated statements of operations. We recorded our share of the earnings or loss of Beneficient through September 30, 2019, on a one-quarter lag.
On December 31, 2019, we obtained control of Beneficient and consolidated Beneficient as of that date in accordance with ASC 805, Business Combinations. See Note 4 for further information on the business combination. In connection with the consolidation, we discontinued the one-quarter reporting lag.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Pre-consolidation financial information pertaining to Beneficient is summarized in the table below (in thousands):

	Three Months Ended March 31, 2019		Six Months Ended March 31, 2019
Total revenues	$15,805		$41,111
Net loss	(4,397)		(46,041)
Net gain (loss) attributable to Ben LP common unitholders	673		(12,519)
GWG portion of net earnings (loss)	600	(1)	(1,327)	(2)
_____________________________________________
1.Our portion of Beneficient’s net earnings (loss) from January 1, 2019 to March 31, 2019. This amount was recognized during the three months ended June 30, 2019.
2.Our portion of Beneficient's net earnings (loss) from October 1, 2018 to March 31, 2019. This amount was recognized during the six months ended June 30, 2019.
We eliminated the effects of any intercompany transactions in the summarized information presented above. Our historical ownership percentage of our investment in Common Units is as follows:

Date	Percentage of Outstanding Common Units	Reason
August 10, 2018	13.9%	Purchase of units
December 28, 2018	89.9%	Purchase of units
March 31, 2019	88.1%	Change in investee outstanding units
June 12, 2019	90.2%	Purchase of units
December 31, 2019	95.5%	Purchase of units
May 26, 2020	95.6%	Purchase of units
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
Prior to December 31, 2019, we determined that Beneficient was a VIE, but that we were not the primary beneficiary of the VIE. GWG Holdings did not have the power to direct any activities of Beneficient, or any of its related parties, that most significantly impacted Beneficient’s economic performance. GWG Holdings had no board representation at Ben LP or at its general partner. The general partner was exclusively assigned all management powers over the business and affairs of Beneficient, and the limited partners did not have the ability to remove the general partner. Therefore, GWG Holdings did not consolidate the results of Beneficient in our condensed consolidated financial statements until the change-of-control occurred on December 31, 2019. Prior to the change-of-control, GWG Holdings’ exposure to risk of loss in Beneficient was generally limited to its investment in Common Units, its financing receivable from Beneficient and its equity security investment in the Option Agreement to purchase additional Common Units. Effective December 31, 2019, GWG Holdings obtained the ability to appoint a majority of the board of directors of the general partner of Ben LP. As a result, GWG Holdings became the primary beneficiary of Ben LP on December 31, 2019, and consolidated Beneficient on that date.
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
The Company also determined that certain other trusts included within the ExAlt PlanTM used in connection with Beneficient’s operations are VIEs but that we are not the primary beneficiary of these VIEs. The Company does not have both the power to direct the most significant activities of the trusts and the obligation to absorb losses or right to receive benefits that could potentially be significant to the trusts. The Company’s investments in the trusts are carried in loans receivable in the consolidated balance sheets. The Company’s exposure to risk of loss was determined as the amortized cost of the loans to the

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

trusts, any earned but unpaid fees or expenses plus any remaining potential contributions for unfunded capital commitments and cash reserve commitments.
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
The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs (in thousands):

	June 30, 2020		December 31, 2019
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
Loans receivable	$210,548	$315,750	$232,344	$335,255
Financing receivables from affiliates	69,428	69,428	67,153	67,153
Equity method investment	7,773	16,524	1,761	19,661
Accounts payable and accrued expenses	(2,560)	—	(2,515)	—
Total	$285,189	$401,702	$298,743	$422,069
(10) Debt
Senior Credit Facility with LNV Corporation
On November 1, 2019, DLP IV entered into a second amended and restated senior credit facility with LNV Corporation, as lender, and CLMG Corp., as the administrative agent on behalf of the lenders under the agreement, which replaced the amended and restated senior credit facility dated September 27, 2017 that previously governed DLP IV’s senior credit facility. The LNV Credit Facility makes available a total of up to $300.0 million in credit to DLP IV with a maturity date of September 27, 2029. Subject to available borrowing base capacity, additional advances are available under the LNV Credit Facility at the LIBOR rate described below. Such advances are available to pay the premiums and servicing costs of pledged life insurance policies as such amounts become due. Interest will accrue on amounts borrowed under the LNV Credit Facility at an annual interest rate, determined as of each date of borrowing or quarterly if there is no borrowing, equal to (a) the greater of 1.50% or 12-month LIBOR, plus (b) 7.50% per annum. The effective rate at June 30, 2020 was 9.00%. Interest payments are made on a quarterly basis.
Under the LNV Credit Facility, DLP IV has granted the administrative agent, for the benefit of the lenders under the agreement, a security interest in all of DLP IV’s assets.
In conjunction with entering into the LNV Credit Facility, DLP IV pledged life insurance policies having an aggregate face value of approximately $298.3 million as additional collateral and received an advance of approximately $37.1 million (inclusive of certain fees and expenses incurred in connection with the negotiation and entry into the LNV Credit Facility). The LNV Credit Facility has certain financial and nonfinancial covenants, and we were in compliance with these covenants at June 30, 2020 and continue to be as of the date of this filing.
As of June 30, 2020, approximately 77.2% of the total face value of our life insurance policies portfolio is pledged to LNV Corporation. The principal amount outstanding under this facility was $213.1 million and $184.6 million at June 30, 2020 and December 31, 2019, respectively. Obligations under the LNV Credit Facility are secured by a security interest in DLP IV’s assets, for the benefit of the lenders, through an arrangement under which Wells Fargo Bank, N.A. serves as securities intermediary. The life insurance policies owned by DLP IV do not serve as direct collateral for the obligations of GWG Holdings under the L Bonds and Seller Trust L Bonds. The difference between the amount outstanding and the carrying amount on our consolidated balance sheets is due to netting of unamortized debt issuance costs.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

L Bonds
We began publicly offering and selling L Bonds in January 2012 under the name “Renewable Secured Debentures”. These debt securities were re-named “L Bonds” in January 2015. L Bonds were publicly offered and sold on a continuous basis under a registration statement permitting us to sell up to $1.0 billion in principal amount of L Bonds through January 2018. On December 1, 2017, a registration statement relating to an additional public offering was declared effective permitting us to sell up to an additional $1.0 billion in principal amount of L Bonds on a continuous basis through December 2020. We had less than $0.5 million in remaining capacity under this offering as of July 31, 2020.
On June 3, 2020, a registration statement relating to an additional public offering was declared effective permitting us to sell up to $2.0 billion in principal amount of L Bonds on a continuous basis through June 2023. These bonds contain the same terms and features as our previous offerings.
We are party to an indenture governing the L Bonds dated October 19, 2011, as amended (“Indenture”), under which GWG Holdings is obligor, GWG Life is guarantor, and Bank of Utah serves as indenture trustee. Effective December 31, 2019, we entered into Amendment No. 2 to the indenture, which primarily modified the calculation of the debt coverage ratio to allow the Company greater flexibility to finance and to anticipate the potential impacts of GWG Holdings’ expanding relationship with Beneficient. The collateral and guarantee provisions of the L Bonds and Seller Trust L Bonds are described in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as permitted by SEC rules 13-01 and 13-02 described in Note 2.
We were in compliance with the covenants of the indenture at June 30, 2020, and as of the date of this filing.
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
At June 30, 2020 and December 31, 2019, the weighted-average interest rate of our outstanding L Bonds was 7.21% and 7.15%, respectively. The principal amount of L Bonds outstanding was $1.1 billion and $0.9 billion at June 30, 2020 and December 31, 2019, respectively. The difference between the amount of outstanding L Bonds and the carrying amount on our consolidated balance sheets is due to netting of unamortized deferred issuance costs, cash receipts for new issuances and payments of redemptions in process. Amortization of deferred issuance costs was $4.2 million and $3.2 million for the three months ended June 30, 2020 and 2019, respectively. Amortization of deferred issuance costs was $8.1 million and $6.0 million for the six months ended June 30, 2020 and 2019, respectively. Future expected amortization of deferred financing costs as of June 30, 2020 is $43.1 million in total over the next seven years.
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
The principal amount of Seller Trust L Bonds outstanding was $366.9 million at both June 30, 2020 and December 31, 2019.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Other Borrowings
Beneficient had borrowings with an aggregate carrying value of $152.1 million and $153.1 million as of June 30, 2020 and December 31, 2019, respectively. This aggregate outstanding balance includes a senior credit agreement and a subordinate credit agreement with respective balances, including accrued interest, of $77.4 million and $72.1 million at June 30, 2020 and $77.5 million and $72.2 million at December 31, 2019. The December 31, 2019 amounts exclude an aggregate unamortized premium of $0.9 million, which was fully amortized as of June 30, 2020. Both loans accrue interest at a rate of 1-month LIBOR plus 3.95%, compounded daily, with interest due by the 15th of each month. The senior credit agreement and the subordinate credit agreement originally were to mature on June 30, 2020. Both agreements were amended to extend the maturity dates to August 13, 2020. On August 13, 2020, amended and restated agreements for both loans were executed, which extended the maturity for both to August 10, 2021, as discussed in more detail in Note 18. Additional agreements were entered into on June 10, 2020 and on June 19, 2020, whereby Beneficient agreed to repay $25.0 million of the then outstanding principal balance and pay an extension fee of 2.5% of the outstanding aggregate principal balance of the loans after the $25.0 million repayment on July 15, 2020. A total of $28.6 million was paid on July 15, 2020, which included the $25.0 million principal payment, related accrued interest and the extension fee.
These loans are not currently guaranteed by GWG. The loans contain customary covenants and events of default and termination, including cross-default provisions. As of June 30, 2020, Beneficient was in compliance with all covenants.
Beneficient has additional borrowings maturing in 2023 and 2024 with an aggregate carrying value of $2.6 million and $2.5 million as of June 30, 2020 and December 31, 2019, respectively.
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
Pursuant to the Exchange Agreement described in Note 1, on December 31, 2019, holders of Ben LP Common Units have the right to exchange their Common Units for common stock of GWG Holdings. The exchange ratio in the Exchange Agreement is based on the ratio of the capital account associated with the Common Units to be exchanged to the market price of the common stock of GWG Holdings based on the volume weighted average price of GWG Holdings’ common stock for the five consecutive trading days prior to the quarterly exchange date. No Ben LP Common Units have been exchanged for common stock of GWG Holdings through June 30, 2020.
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
The following table includes information about the stock repurchase program for the six months ended June 30, 2019 (dollar amounts in thousands, except per share data):

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2019 Monthly Period	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Program	Maximum Dollar Value of Shares that Remained Under the Program
January 2019	42,488	$8.47	52,523	$1,072
February 2019	202	8.88	52,725	1,070
(1)No stock was repurchased after February 2019, and the stock repurchase program expired on April 30, 2019.
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
Beginning June 1, 2018, the Preferred Series A Subclass 1 Unit Account holders agreed to temporarily reduce the preferred return rate. In 2019, Preferred Series A Subclass 1 Unit Account holders signed an agreement to forbear the right to receive an annualized preferred return in excess of a rate determined materially consistent with the methodology below until, initially, the earlier of December 31, 2019 or three months following the issuance of the limited trust association charters by the Texas Department of Banking. The charters from the Texas Department of Banking were not issued as of December 31, 2019. In 2020, this forbearance agreement was extended through June 30, 2020. The income allocation methodology under this forbearance agreement was as follows:
•First, Ben, as the sole holder of Class A Units issued by BCH is allocated income from BCH to cover the expenses incurred solely by Ben;
•Second, the remaining income at BCH is allocated 50% to the aggregate of Class A Units and Class S Ordinary Units and 50% to Preferred Series A Subclass 1 Unit Accounts, until the Common Units issued by Ben receive a 1% annualized return on the Common Unit account balance;
•Third, after the 1% annualized return to the Common Unit issued by Ben is achieved, additional income is allocated to the Preferred Series A until the Preferred Series A is allocated the amount required under the LPA, (as amended); and
•Finally, any remaining income is allocated under the terms of the current LPA (pro-rata between the Class A Units and Class S Ordinary Units).
If and when the forbearance agreement expires, account holders will be entitled to a compounded quarterly preferred return. The preferred return to be paid to Preferred Series A Unitholders is limited by a quarterly preferred return rate cap that is based on the annualized revenues of BCH. Annualized revenues are defined as four times the sum of total quarterly interest, fee and dividend income plus total noninterest revenues. This quarterly rate cap is defined as follows:
•0.25% if annualized revenues are $80 million or less;
•0.50% if annualized revenues are greater than $80 million but equal to or less than $105 million;
•0.75% if annualized revenues are greater than $105 million but equal to or less than $125 million;
•1.00% if annualized revenues are greater than $125 million but equal to or less than $135 million;
•1.25% if annualized revenues are greater than $135 million but equal to or less than $140 million; and
•If over $140 million, the preferred return calculation is based on a fraction (i) the numerator of which is (A) the positive percentage rate change, if any, to the seasonally adjusted CPI-U covering the period from the date of the last allocation of profits to such holders, plus (B) (x) 2% prior to an Initial Public Offering (as defined in the BCH LPA) by Ben and (y) 3% thereafter, and (ii) the denominator of which is one minus the highest effective marginal combined U.S. federal, state and local income tax rate in effect as of the beginning of the fiscal quarter for which such determination is being made for an individual resident in New York City, New York, assuming (1) that the aggregate gross income allocable with respect to the quarterly preferred return for such fiscal year will consist of the same relative proportion of each type or character (e.g., long term or short term capital gain or ordinary or exempt income) of gross income item included in the aggregate gross income actually allocated in respect of the

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

quarterly preferred return for the fiscal year reflected in the BCH's most recently filed Internal Revenue Service Form 1065 and (2) any state and local income taxes are not deductible against U.S. federal income tax.
The definition of Initial Public Offering includes an event, transaction or agreement pursuant to which the Common Units are convertible or exchangeable into equity securities listed on a national securities exchange or quotation in an automated quotation system.
No amounts have been paid to the Preferred Series A Subclass 1 Unit Account holders related to the preferred return from inception through June 30, 2020. In connection with the issuance of Preferred Series A Subclass 2 Units as part of the Option Agreement, the preferred return of Preferred Series A Subclass 1 Unit Account holders is reduced by the preferred return allocated to the Preferred Series A Subclass 2 Units during the period the Option Agreement remains outstanding.
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
On July 15, 2020, BCH amended its limited partnership agreement in a 5th Amended and Restated Limited Partnership Agreement effective as of July 15, 2020, which created a new subclass of Preferred Series A Unit Accounts named the Preferred Series A Subclass 0 Unit Account (the “Preferred A.0”). Refer to Note 18 for further details.
Class S Ordinary Units
As of both June 30, 2020 and December 31, 2019, BCH had issued and outstanding 5.7 million Class S Ordinary Units. The Class S Ordinary Units participate on an as-converted basis pro-rata in the share of the profits or losses of BCH and subsidiaries following all other allocations made by BCH and its subsidiaries. As limited partner interests, these units have limited voting rights and do not entitle participation in the management of BCH’s business and affairs. The Class S Ordinary Units are exchangeable for Common Units on a one-for-one basis, subject to customary conversion rate adjustments for splits, distributions and reclassifications, as well as compliance with any applicable vesting and transfer restrictions. Each conversion also results in the issuance to Ben LP of a Class A Unit of BCH for each common unit issued.

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
No amounts have been paid to the Class S Preferred Unit holders related to the preferred return from inception through June 30, 2020. The Class S Preferred Units are recorded in the consolidated balance sheet in the noncontrolling interests line item.
(12) Equity-Based Compensation
As of June 30, 2020, the Company has outstanding equity-based awards under the GWG Holdings 2013 Stock Incentive Plan, the Beneficient Management Partners, L.P. (“BMP”) Equity Incentive Plan, and the Ben Equity Incentive Plan, as more fully described in the sections below.
2013 Stock Incentive Plan
GWG Holdings adopted the 2013 Stock Incentive Plan in March 2013, as amended on June 1, 2015, May 5, 2017 and May 8, 2018. Participants under the plan may be granted incentive stock options and non-statutory stock options; stock appreciation rights; stock awards; restricted stock; restricted stock units; and performance shares. Eligible participants include officers and employees of GWG Holdings and its subsidiaries, members of our Board of Directors, and consultants. Option awards generally expire 10 years from the date of grant. As of June 30, 2020, the Company has granted stock options, stock appreciation rights (“SAR”), and restricted stock units (“RSU”) under this plan.
During the six months ended June 30, 2020, a total of 33,018 stock options held by employees vested. Additionally, as a result of stock option exercises, 3,688 shares of common stock were issued to employees, net of shares forfeited to satisfy tax withholding obligations.
Upon the exercise of SARs, the Company is obligated to make cash payments equal to the positive difference between the market value of the Company’s common stock on the date of exercise less the market value of the common stock on the date of grant. The liability for the SARs as of June 30, 2020 and December 31, 2019 was $0.5 million and $0.6 million, respectively, and was recorded within accounts payable and accrued expenses in the condensed consolidated balance sheets.
During the six months ended June 30, 2020, 57,183 of the RSUs held by employees and directors vested.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

BMP Equity Incentive Plan
The Board of Directors of Beneficient Management, Ben LP’s general partner, adopted the BMP Equity Incentive Plan in 2019. Under the BMP Equity Incentive Plan, certain directors and employees of Ben are eligible to receive equity units in BMP, an entity affiliated with the board of directors of Beneficient Management, in return for their services to Ben. The BMP equity units eligible to be awarded to employees are comprised of BMP’s Class A Units and/or BMP’s Class B Units (collectively, the “BMP Equity Units”). The BMP Equity Units awarded in 2019 and during the three and six months ended June 30, 2020, included some awards that were fully vested upon grant date, and some awards that are subject to service-based vesting over a four-year period from the date of hire.
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
During the three months ended June 30, 2020, 1,963,969 vested units were forfeited and returned as a result of an agreement allowing Beneficient to recover the aforementioned units held by one former director of Beneficient (see further discussion below).
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
All REUs are subject to two performance conditions, both of which were met during 2019. Additionally, if a change-of-control event occurs prior to July 1, 2021, then all units, vested and unvested, will settle within 60 days. Any transaction where GWG Holdings obtains the right to appoint a majority of the members of Beneficient Management’s Board of Directors is expressly excluded from the definition of change-of-control for the REUs. Awards will generally be subject to service-based vesting over a multi-year period from the recipient’s date of hire, though some awards fully vest upon grant date. While providing services to Ben, if applicable, certain of these awards are subject to minimum retained ownership rules requiring the award recipient to continuously hold Common Unit equivalents equal to at least 15% of their cumulatively granted awards that have the minimum retained ownership requirement.
As Ben LP’s equity is not publicly traded, the fair value of the REUs is estimated on the grant date using recent equity transactions involving third parties, which provides the Company with observable fair value information sufficient for estimating the grant date fair value.
During the three months ended June 30, 2020, 507,500 vested units were forfeited as a result of an agreement allowing Beneficient to recover the aforementioned units held by one former director of Beneficient. Beneficient recognized $36.3 million of other income as a result of this recovery of equity-based compensation, including both BMP Equity Units and REUs. A substantial majority of the former director's equity-based compensation units were fully vested, and the related expense was allocated to certain holders of noncontrolling interests and recorded in prior periods. The provisions of the award agreements related to the forfeiture of vested units resulted in the previous expense being recorded to other income in the current period and allocated to certain holders of noncontrolling interests, accordingly.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the award activity, in number of units, for each plan during the six months ended June 30, 2020:

	Balance at December 31, 2019	Granted	Vested	Exercised	Forfeited	Recovery of Vested Awards	Balance at June 30, 2020
Vested
Stock Options	673,341	—	33,018	(20,136)	(109,701)	—	576,522
SAR	200,745	1,575	24,604	(1,284)	(6,117)	—	219,523
RSU	—	—	57,183	—	—	—	57,183
BMP Equity Units	7,980,037	3,412,415	283,984	—	—	(1,963,969)	9,712,467
REUs	2,164,742	2,256,681	171,323	—	—	(507,500)	4,085,246
Unvested
Stock Options	232,040	—	(33,018)	—	(66,595)	—	132,427
SAR	174,880	26,475	(24,604)	—	(23,742)	—	153,009
RSU	244,083	—	(57,183)	—	(57,183)	—	129,717
BMP Equity Units	180,000	2,819,927	(283,984)	—	(157,749)	—	2,558,194
REUs	246,500	2,009,597	(171,323)	—	(147,400)	—	1,937,374
Total
Stock Options	905,381	—	—	(20,136)	(176,296)	—	708,949
SAR	375,625	28,050	—	(1,284)	(29,859)	—	372,532
RSU	244,083	—	—	—	(57,183)	—	186,900
BMP Equity Units	8,160,037	6,232,342	—	—	(157,749)	(1,963,969)	12,270,661
REUs	2,411,242	4,266,278	—	—	(147,400)	(507,500)	6,022,620
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
The following table presents the components of equity-based compensation expense recognized in the consolidated statement of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options	$38	$(17)	$86	$245
Stock appreciation rights	(316)	(417)	(111)	(4)
Restricted stock units	(299)	265	(38)	424
BMP equity units	2,172	—	39,124	—
REUs	2,017	—	33,999	—
Total equity-based compensation	$3,612	$(169)	$73,060	$665

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Unrecognized equity-based compensation expense totaled approximately $41.1 million as of June 30, 2020. We currently expect to recognize equity-based compensation expense of $8.4 million during the remainder of 2020, and the remainder thereafter based on scheduled vesting of awards outstanding as of June 30, 2020. The following table presents the equity-based compensation expense expected to be recognized over the next five years based on scheduled vesting of awards outstanding as of June 30, 2020 (in thousands):

	Stock Options	SAR	REUs	BMP Equity Units	Total
Six months ending 2020	$180	$11	$4,028	$4,176	$8,395
2021	109	154	7,897	8,283	16,443
2022	19	107	5,441	5,811	11,378
2023	—	22	2,353	2,096	4,471
2024	—	—	249	191	440
Total	$308	$294	$19,968	$20,557	$41,127

(13) Income Taxes
The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods. Prior to 2020, the Company determined the quarterly income tax provision using a discrete year-to-date calculation.
Income tax benefit was $8.6 million and $23.1 million for the three and six months ended June 30, 2020, respectively. The Company’s effective tax rate was 24.7% for the six months ended June 30, 2020. The income tax benefit for the three months ended June 30, 2020 primarily reflects the effect of the reduction of a naked credit (described below). The income tax benefit for the six months ended June 30, 2020 primarily reflects the effects of a change in state taxing jurisdictions and the reduction of a naked credit (described below).
In late 2019, the Company moved its headquarters from Minnesota to Texas. This move resulted in a change in the state deferred tax rate from 9.8% to 0%. The tax effect of this move has been recorded as a discrete item during the period.
The Company currently records a valuation allowance against its deferred tax assets to the extent there are indefinite lived intangibles related to investments, business interest expense and net operating losses. Due to the uncertain timing of the reversal of these temporary differences, they cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore, the deferred tax liability cannot offset deferred tax assets. This is often referred to as a “naked credit.” Due to a prior deemed ownership change, net operating loss carryforwards are subject to Section 382 of the Internal Revenue Code.
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

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(14) Loss per Common Share
The computations of basic and diluted income (loss) attributable to common shareholders per share for the three and six months ended June 30, 2020 and 2019 are as follows (in thousands, except share data and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to common shareholders	$(18,136)	$(25,609)	$(67,520)	$(44,519)
Denominator:
Basic – weighted average common shares outstanding	30,536,830	33,011,603	30,535,811	32,998,246
Effect of dilutive securities	—	—	—	—
Diluted – weighted average common shares outstanding	30,536,830	33,011,603	30,535,811	32,998,246

Basic loss per common share	$(0.59)	$(0.78)	$(2.21)	$(1.35)
Diluted loss per common share	$(0.59)	$(0.78)	$(2.21)	$(1.35)
For the three months ended June 30, 2020 and 2019, RPS, RPS 2, restricted stock units, and stock options for a potential 2,368,178 and 2,524,833 shares, respectively, were not included in the calculation of diluted earnings per share because we recorded a net loss during these periods and the effects were anti-dilutive. For the six months ended June 30, 2020 and 2019, RPS, RPS 2, restricted stock units, and stock options for a potential 2,455,922 and 2,669,698 shares, respectively, were not included in the calculation of diluted earnings per share because we recorded a net loss during these periods and the effects were anti-dilutive. Potentially dilutive instruments issued by Ben LP that are ultimately exchangeable into GWG common stock were also excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2020 because we recorded a net loss during this period and the effects were anti-dilutive.
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
The Secondary Life Insurance segment seeks to earn non-correlated yield from our portfolio of life insurance policies. Our Beneficient segment consists of the assets and operations of Ben LP and its subsidiaries. Beneficient became a consolidated subsidiary of GWG Holdings as of December 31, 2019, as described in Note 4. Ben LP provides a variety of trust services, liquidity products and loans for alternative assets and illiquid investment funds, and other financial services to mid-to-high net worth individuals. Prior to December 31, 2019, we accounted for our investment in the Common Units under the equity method.
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

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue:	2020	2019	2020	2019
Secondary Life Insurance	$15,230	$20,778	$30,378	$42,961
Beneficient	53,543	3,144	71,952	6,014
Corporate & Other	16	88	16	252
Total	$68,789	$24,010	$102,346	$49,227

	Three Months Ended June 30,		Six Months Ended June 30,
Interest Expense:	2020	2019	2020	2019
Secondary Life Insurance	$24,346	$21,608	$47,039	$41,704
Beneficient	12,796	6,879	25,974	13,758
Corporate & Other	—	—	—	—
Total	$37,142	$28,487	$73,013	$55,462

	Three Months Ended June 30,		Six Months Ended June 30,
Interest Income:	2020	2019	2020	2019
Secondary Life Insurance	$232	$737	$847	$1,368
Beneficient	12,439	3,144	25,813	5,969
Corporate & Other	—	—	—	4
Total	$12,671	$3,881	$26,660	$7,341

	Three Months Ended June 30,		Six Months Ended June 30,
Segment EBT:	2020	2019	2020	2019
Secondary Life Insurance	$(12,446)	$(9,000)	$(27,167)	$(10,623)
Beneficient	17,621	(3,136)	(52,528)	(9,072)
Corporate & Other	(6,424)	(9,195)	(13,577)	(16,250)
Total	(1,249)	(21,331)	(93,272)	(35,945)
Income tax benefit	(8,550)	—	(23,057)	—
Net income (loss)	$7,301	$(21,331)	$(70,215)	$(35,945)

Total Assets:	June 30, 2020	December 31, 2019
Secondary Life Insurance	$955,032	$904,363
Beneficient	2,718,544	2,721,546
Corporate & Other	45,061	9,297
Total	$3,718,637	$3,635,206
The total assets of the Beneficient segment at both June 30, 2020 and December 31, 2019 includes goodwill of $2.4 billion, which represents all of the goodwill on the Company's consolidated balance sheet as of the end of each reporting period.

(16) Commitments and Contingencies
Litigation — In the normal course of business, we are involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on our financial position, results of operations or cash flows.
Commitments — GWG Holdings is committed to contribute an additional $8.8 million to FOXO through 2021, with an additional $4.7 million in the six months ending December 31, 2020 and $4.1 million in 2021. Beneficient had $73.6 million and $73.8 million of gross potential capital commitments as of June 30, 2020 and December 31, 2019, respectively, representing potential limited partner capital funding commitments on the alternative asset fund collateral to its loans above any cash reserves. The trust holding the interest in the limited partnership for the alternative asset fund is required to fund these limited partner capital commitments per the terms of the limited partnership agreement. To the extent that the associated trust cannot pay the capital funding commitment, Beneficient is obligated to lend sufficient funds to meet the commitment. Capital commitments generally originate from limited partner agreements having fixed or expiring expiration dates. The total limited partner capital funding commitment amounts may not necessarily represent future cash requirements.
(17) Concentration
Life Insurance Carriers
We primarily purchase life insurance policies written by life insurance companies rated investment-grade by third-party rating agencies, including A.M. Best Company, Standard & Poor’s and Moody’s. As a result, there may be concentrations of policies with certain life insurance companies. The following summarizes the face value of insurance policies with specific life insurance companies exceeding 10% of the total face value held by our portfolio.

Life Insurance Company	June 30, 2020	December 31, 2019
John Hancock Life Insurance Company	14.53%	14.23%
The Lincoln National Life Insurance Company	11.06%	11.55%
AXA Equitable Life Insurance Company	10.50%	10.63%

The following summarizes the number of insureds’ state of residence exceeding 10% of the total face value held by us:

State of Residence	June 30, 2020	December 31, 2019
California	17.88%	17.46%
Florida	14.88%	14.86%
Beneficient’s underlying portfolio companies primarily operate in the United States, with the largest percentage, based on NAV, operating in healthcare technology, bio-technology, and semiconductor and equipment industries.
(18) Subsequent Events and Other Matters
Proposed Amended and Restated Certificate of Incorporation
On July 6, 2020, GWG Holdings filed documents with the SEC seeking authority to potentially effect an exchange of its equity securities for securities issued by GWG Holdings or one or more of its subsidiaries (“subsidiary securities”) by adopting an Amended and Restated Certificate of Incorporation of GWG Holdings (the “Amended Charter”).

The proposed Amended Charter has been adopted by the Board of Directors of GWG Holdings, which declared its advisability, based upon a recommendation from a Special Committee of independent and disinterested directors. It has also been approved through a written consent from the holders of a majority of the outstanding shares of GWG Holdings’ common stock. To become effective, the Amended Charter must also be approved by the holders of a majority of the outstanding shares of RPS and RPS 2, each series voting separately as a class. We plan to solicit the consent of the holders of our RPS and RPS 2 to the Amended Charter. While we believe such an exchange of equity securities may be a potential avenue to create efficiencies, no plans have been approved to exchange either the common stock, RPS or RPS 2 of GWG Holdings or the specific terms or issuer of any such securities that may be issued in connection therewith.

The proposed Amended Charter provides that the value for which each share of common stock to be exchanged may not be less than the greater of (i) $10 (subject to certain adjustments), or (ii) the volume weighted average price (“VWAP”) of the common stock for the twenty (20) trading days immediately prior to the date of any notice of exchange. The Amended Charter also requires that at least one class of the subsidiary securities to be listed on a national securities exchange prior to, or at the time of, the exchange.

In addition, the Amended Charter would permit GWG Holdings to exchange all of the RPS and RPS 2 for preferred equity securities of GWG Holdings or one or more of its subsidiaries (the “subsidiary preferred interest”) with substantially similar terms to that of the RPS and RPS 2, provided that, the Amended Charter requires the subsidiary preferred interest to have the following preferential terms:
•accrue monthly cumulative dividends of not less than 7.5% per annum, subject to increase in the Board’s discretion, on the stated value of such subsidiary preferred interest; and
•be subject to conversion into common equity securities of the issuer of the subsidiary preferred interest or a subsidiary thereof on terms substantially similar to those governing the conversion of the current RPS and RPS 2; provided, that the conversion price shall not be greater than $12 per common equity securities.

The Amended Charter would also provide for an exclusive forum in the state of Delaware for certain potential claims by stockholders, as specified in the Amended Charter.

There can be no assurance that GWG Holdings will receive the required consents of the holders of the RPS and RPS 2, and the Company has not approved any plans to exchange either the common stock or the RPS or RPS 2 or the terms or issuer or issuers of any securities issued in connection therewith, and there can be no assurance that any such exchange will occur or what the terms of the securities to be issued in connection with such exchange will be, other than as provided for in the Amended Charter. Any such exchange would be subject to approval of the terms of any such exchange by the Board of Directors of GWG Holdings and conditions precedent, some of which are outside of the Company’s control, including the issuance of trust company charters from the Texas Department of Banking.
5th Amended and Restated Limited Partnership Agreement, BCH
On July 15, 2020, BCH amended its limited partnership agreement in a 5th Amended and Restated Limited Partnership Agreement. The amendment created the Preferred A.0 subclass of Preferred Series A Unit Accounts. As a subclass of the Preferred Series A Unit Accounts, the Preferred A.0 receives the same preferred return on a quarterly basis as the other Preferred Series A subclasses. However, the Preferred A.0 is senior to all other classes of preferred equity, including the other subclasses of Preferred Series A in terms of allocations of profits, distributions, and liquidation. The Preferred A.0 can be converted into Class S Units at the election of the holder, at a price equal to (x) prior to the initial public listing, the per Common Unit fair market value as determined by the general Partner and (y) following the initial public listing, the lesser of (i) $10 and (ii) if the Common Units are listed on a national securities exchange, the volume-weighted average closing price of a Common Unit as reported on the exchange on which the Common Units are traded for the twenty (20) days immediately prior to the applicable exchange date, or if the Common Units are not listed on a national securities exchange, then the volume-weighted average closing price of a security traded on a national securities exchange or quoted in an automated quotation system into which the Common Units are convertible or exchangeable for the twenty (20) days immediately prior to the applicable exchange date.
The amendment also created a new class of preferred equity, the Preferred C. The Preferred C are non-participating and convertible on a basis consistent with the Preferred Series C Unit Purchase Agreement (the "Purchase Agreement") discussed below. Account holders are entitled to a compounded quarterly preferred return based on a fraction, the numerator of which is (a) the sum of an inflation adjustment amount, plus (1) 0.5% prior to the initial public listing and (2) 0.75% following the initial public listing, and the denominator of which is (b) 1 minus the means of the highest effective marginal combined U.S. federal, state and local income tax rate (including the rate of taxes under Section 1411 of the Code) for a Fiscal Year prescribed for an individual resident in New York, New York (taking into account (a) the nondeductibility of expenses subject to the limitations described in Sections 67 and 68 of the Code and (b) the character (e.g., long-term or short-term capital gain or ordinary or exempt income) of the applicable income, but not taking into account the deductibility of state and local income taxes for U.S. federal income tax purposes), based on the Partnership’s most recently filed IRS form 1065.

BCH calculates two Preferred C capital accounts: the Liquidation Capital Account and the Conversion Capital Account. In calculating the Conversion Capital Account, the Preferred C is allocated profits and losses junior to the Preferred Series A Unit Accounts. In calculating the Liquidation Capital Account, the Preferred C is allocated profits and losses pari passu with the Preferred Series A Unit Accounts.
Following the exchange of any Preferred C into Common Units under the Purchase Agreement described below, the excess of the profits and losses allocated to the Preferred C under the Liquidation Capital Account will be deemed the “Excess Amount.” This Excess Amount will be specially allocated at each tax period in accordance with the principals of Treasury Regulation Section 1.704-1(b)(4)(x), to the Preferred Series A Subclass 1 Units Accounts, prior to any amount of profit, income or gain being allocated to any other class of units (other than the Preferred A.0) or limited partners until such special allocations equal, in the aggregate, such Excess Amount.
The only conversion, redemption, or exchange rights available to the Preferred C are those rights afforded in accordance with the Preferred Series C Unit Purchase Agreement, described below, or such similar agreement.
While any amount of Preferred C is outstanding, BCH cannot make any distributions, other than tax distributions and redemptions, distributions upon a liquidation of BCH, and distributions of net consideration received from a sale of BCH, without the prior consent of a majority in interest of the holders of the Preferred C.
Preferred Series C Unit Purchase Agreement
On July 15, 2020, the GWG Holdings entered into the Purchase Agreement with Ben LP and BCH. The Purchase Agreement was reviewed and approved by the Special Committee of the Company’s Board of Directors.
Pursuant to the Purchase Agreement, and provided it has adequate liquidity, GWG Holdings has agreed to make capital contributions from time to time to BCH in exchange for Preferred Series C Unit accounts (the “BCH Purchased Units”) of BCH during a purchasing period commencing on the Effective Date and continuing until the earlier of (i) the occurrence of a Change of Control Event (as defined below) and (ii) the mutual agreement of the parties (the “Purchasing Period”). A “Change of Control Event” shall mean (A) the occurrence of an event that results in GWG Holdings’ ownership of the fully diluted equity of Beneficient is less than 25%, the Continuing Directors (as defined below) of GWG Holdings cease to constitute a majority of the board of directors of GWG Holdings, or certain bankruptcy events occur with respect to GWG Holdings, and (B) the listing of Common Units on a national securities exchange (a “Public Listing”). The term “Continuing Directors” means, as of any date of determination, any member of the board of directors of GWG Holdings who: (1) was a member of the board of directors on December 31, 2019; or (2) was nominated for election or elected to the board of directors with the approval of a majority of the Continuing Directors who were members of the board of directors at the time of such nomination or election.
If, on or prior to the end of the Purchasing Period, a Public Listing occurs, the BCH Purchased Units shall be automatically exchanged for Common Units, or another unit of Beneficient, as the parties may mutually agree (the “Beneficient Units”), at the lower of (i) the volume-weighted average of the Beneficient Units for the 20 trading days following the Public Listing, and (ii) $12.75.
In addition, at any time following the Effective Date, all or some of the BCH Purchased Units may be exchanged for Beneficient Units at the option of the Company (exercised by its Special Committee of the Board of Directors or, if such committee is no longer in place, the appropriate governing body of the Company); provided that, if Company exchanges less than all of the BCH Purchased Units, then, immediately after giving effect to such exchange, the Company shall be required to continue to hold BCH Purchased Units with a capital account that is at least $10 million. The exchange price for such Beneficient Units shall be determined by third-party valuation agents selected by GWG Holdings and Beneficient.

LiquidTrust Promissory Note Conversion
On July 29, 2020, GWG Holdings, represented by its Special Committee, approved a transaction by which GWG Holdings agreed to convert the May 31, 2019 Promissory Note discussed in Note 6, and any related accrued interest, into a $75.0 million capital account of Preferred C interests in BCH. The outstanding balance of the Promissory Note on June 30, 2020, with accrued and unpaid interest thereon, was $69.4 million. As part of the agreement in principle, if Beneficient has not received its trust charters as of the one-year anniversary of the definitive agreement, or if no trust charter filing is still pending or in the process of being refiled, GWG Holdings would receive an additional $5.0 million of Preferred C interests in BCH. The release of the LiquidTrust Borrowers from the Promissory Note is subject to the final negotiation and execution of definitive agreements governing the release and the satisfaction of any closing conditions to be set forth therein, some of which may be outside of the parties’ control. The parties have agreed to use their reasonable best efforts to enter into a definitive agreement as soon as possible.
Amendment of Beneficient Credit Agreements
On May 15, 2020, Beneficient executed a Term Sheet with its lender to amend its senior credit agreement and subordinated credit agreement (described in Note 10). The resulting Second Amended and Restated Credit Agreement and Second Amended and Restated Subordinate Credit Agreement was executed on August 13, 2020, with terms and conditions substantially consistent with the Term Sheet, as further described below. Prior to the execution of the Second Amended and Restated Credit Agreement and the Second Amended and Restated Subordinate Credit Agreement, other amendments extended the June 30, 2020 maturity dates of both loans to August 13, 2020, while Beneficient and the lender finalized the amended and restated credit agreements. Additional agreements were entered into on June 10, 2020, and on June 19, 2020, consistent with the Term Sheet, whereby Beneficient agreed to repay $25.0 million of the then outstanding principal balance and pay an extension fee of 2.5% of the outstanding aggregate principal balance of the loans, calculated after the $25.0 million repayment, on July 15, 2020. A total of $28.6 million was paid on July 15, 2020, which included the $25.0 million principal payment, related accrued interest thereon, and the extension fee described above.

On August 13, 2020, Beneficient executed the Second Amended and Restated Credit Agreement and the Second Amended and Restated Subordinate Credit Agreement with its lender. GWG Holdings, GWG Life, and a newly formed entity, GWG DLP Funding V, L.L.C. (“DLP V”), have also entered into the credit agreements with respect to provisions related to the potential future assumption of the loans by DLP V as described below. The amendments extend the maturity date of both loans to April 10, 2021, and increase the interest rate on each loan to 1-month LIBOR plus 8.0%, with a maximum interest rate of 9.5%. The loans are payable in three installments of $25.0 million on each of September 10, 2020, December 10, 2020, and March 10, 2021, with the remaining balance payable on April 10, 2021.

The amendments provide for the assumption of the loans by DLP V, a wholly owned subsidiary of GWG Life, pursuant to a Third Amended and Restated First Lien Credit Agreement, upon satisfaction of certain conditions precedent, including the issuance of Beneficient’s trust company charters by the Texas Department of Banking. The amendments provide that DLP V will receive Preferred C interests in exchange for assuming Beneficient’s amended loans in an amount equal to 110% of the then outstanding loan balance. Upon assumption of the loans, the lender will receive a fee of 2.0% of the then outstanding balance of the loans. Furthermore, upon assumption of the loans, the Commercial Loan Agreement between GWG Life and Beneficient will be assumed by GWG Life USA, LLC, a wholly owned subsidiary of GWG Holdings, in exchange for Class A Subclass A-2 Units of BCH equivalent to the outstanding principal balance of the debt evidenced by the Commercial Loan Agreement. In connection with the assumption of the loans by DLP V, the lender will be granted a security interest in the Preferred Series A Subclass 1 Unit Accounts of BCH held by GWG Life and the life insurance policies held by DLP V, which are to be contributed to DLP V from GWG Life Trust.

In connection with the agreement by DLP V to assume the loans upon the issuance of Beneficient's trust company charters, (i) the lender will be permitted to make capital contributions of up to $152.0 million in exchange for a Preferred Series A Subclass 1 Unit Account of BCH for an equal amount of cash for two years after the assumption of the loans; should the lender elect to make such a capital contribution, GWG Holdings or one of its subsidiaries will be allowed to exchange an amount of Preferred C into Preferred Series A Subclass 1 Unit Accounts or contribute cash for Preferred Series A Subclass 1 Unit Accounts, in certain circumstances, in order to maintain its relative ownership percentage of the Preferred Series A Subclass 1 Unit Accounts; (ii) BHI, which owns a majority of the Class S Ordinary Units, Preferred Series A Subclass 1 Unit Accounts, and FLP Subclass 1 Unit Accounts issued by BCH, will grant certain tax-related concessions related to the transaction to the lender as may be mutually agreed upon between the parties, and (iii) in exchange for the tax-related concessions to be agreed between the parties, (a) 5% of BHI’s Preferred Series A Sub Class 1 Unit Account, which will be held by the lender, may convert, upon delivery of notice by BHI or its designee, to a Preferred A.0 Unit Account of BCH, and (b) recipients of a grant of Preferred Series A Subclass 1 Unit Accounts from BHI will have the right to put an amount of Preferred Series A Subclass 1 Unit Accounts to Beneficient equal to any associated tax liability stemming from any such grant; provided that the aggregated associated tax liability shall not relate to more than $30 million of grants of Preferred Series A Subclass 1 Unit Accounts from BHI; and provided, further, that such a put cannot be exercised prior to July 1, 2021.

The amended loan terms and ancillary documents contain covenants that (i) prevent Beneficient from issuing any securities senior to the Preferred Series A Subclass 1 or Preferred A.0 Unit Accounts; (ii) prevent Beneficient from incurring additional debt or borrowings greater than $10.0 million, other than trade payables, while the loans are outstanding. (iii) prevent, without the written consent of the lender, GWG Life Trust or DLP V from selling, transferring or otherwise disposing any of the life insurance policies held by GWG Life Trust as of May 15, 2020, except that life insurance policies may be sold, transferred, or otherwise disposed of, provided that concurrent with the assumption of the loans by DLP V, a prepayment of the loans would be required, if necessary, to maintain certain loan-to-value percentages, after giving effect to such sale, transfer or disposal; and (iv) prevent, without the written consent of the lender, GWG Holdings from selling, transferring, or otherwise disposing of any Preferred Series A Subclass 1 Unit Accounts held as of May 15, 2020, other than to DLP V. These covenants are materially similar to the terms under the Third Amended and Restated First Lien Credit Agreement once assumed by DLP V.
The assumption set forth in the amendments are subject to, among other things, the satisfaction of certain closing conditions, some of which may be outside of the parties’ control.
Beneficient Put Options
On July 17, 2020, Beneficient, through its subsidiary CT Risk Management, L.L.C., made aggregate payments of $14.8 million to purchase put options against a decrease in the S&P 500 Index. The options have an aggregate notional amount of $300.0 million and are designed to protect the net asset value of the interests in alternative assets that collateralize Beneficient’s loan portfolio against market risk. One-half of the put options expire in July 2022 with the remaining put options expiring in July 2023. The Company does not anticipate these options will qualify for hedge accounting, and instead expects to recognize changes in fair value directly in earnings, accordingly.
Option Agreement Conversion
Effective August 11, 2020, as a result of the Exchange Agreement entered into by the parties on December 31, 2019, and the mutual agreement of the parties, the Option Agreement between Ben LP and GWG Holdings (see Note 1) was automatically exercised under the provisions of the Option Agreement. As such, GWG Holdings will receive approximately $57.5 million of Common Units at a price per unit equal to the average closing price of GWG Holdings’ common stock for the thirty trading days prior to the exercise, or approximately $7.10 per unit. The exercise of the Option Agreement has no impact on the Company’s consolidated financial statements as it is eliminated in consolidation.
COVID-19
In December, 2019, a novel strain of coronavirus and the associated respiratory disease (“COVID-19”) was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The extent of COVID-19’s effect on the Company’s operational and financial performance will depend on continuing developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on the Company’s business. Although a substantial majority of our employees continue to work remotely, we have maintained our operations at or near normal levels. We have not experienced any significant disruptions due to operational issues, loss of communication capabilities, technology failure or cyber-attacks. The Company continues to raise capital, receive interest income and insurance policy benefits, pay interest and dividends and otherwise meet its ongoing obligations. However, depending on the extent of the ongoing economic crisis resulting from the pandemic and its impact on the Company’s business, the disease could have a material adverse effect on our results of operations, financial condition and cash flows.
As discussed in our 2019 Form 10-K, management performs goodwill and intangible asset impairment testing annually, during the fourth quarter, or when events occur, or circumstances change that would more likely than not indicate impairment has occurred. The Company recorded goodwill on December 31, 2019, as a result of the transactions with Beneficient discussed in Note 4 to the condensed consolidated financial statements. Due to the significance of the COVID-19 pandemic, management performed a qualitative assessment of the goodwill of the Beneficient reporting unit as of June 30, 2020. Management concluded that the potentially large and underserved market that Beneficient is seeking to address, including the estimated demand from MHNW individuals and STM size institutions seeking liquidity for their professionally managed alternative assets, has not been negatively affected by the COVID-19 pandemic such that it is more likely than not that the fair value of the Beneficient reporting unit would exceed its carrying value as of June 30, 2020. Therefore, the impact of the COVID-19 pandemic through June 30, 2020 was not a triggering event to perform a quantitative test. We will continue to monitor the impact of COVID-19 on the economy and our business and will perform an interim quantitative goodwill impairment test if necessary.
Liquidity and Capital Resources
As of June 30, 2020, we had cash, cash equivalents and restricted cash of $168.3 million. We generated net losses attributable to common shareholders of $67.5 million and $44.5 million for the six months ended June 30, 2020 and 2019, respectively. As of August 10, 2020, we had cash, cash equivalents and restricted cash of approximately $123.5 million. Besides funding operating expenditures and having sufficient cash to fund anticipated additional investments in Beneficient primarily for its lending products and working capital needs, we are obligated to pay other items such as interest payments and debt redemptions, and preferred stock dividends and redemptions. We expect to satisfy these obligations and fund our operations through anticipated operating cash flows, receipt of proceeds from our insurance policies, sales of additional L Bonds, and, potentially, additional borrowings under existing debt facilities or new borrowings with other third-party lenders or asset sales.
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
Based on projections of anticipated operating cash flows, receipt of proceeds from our insurance policies, sales of additional L-Bonds, and, potentially, additional borrowings under existing debt facilities or new borrowings with other third-party lenders, we believe that we will have sufficient cash resources to finance our operations, satisfy our other obligations, and to fund anticipated additional investments in Beneficient through August 14, 2021.
Policy Benefits and L Bonds
Subsequent to June 30, 2020 through August 10, 2020, policy benefits on nine policies covering nine individuals have been realized. The face value of insurance benefits of these policies was $19.1 million.
Subsequent to June 30, 2020 through August 10, 2020, we have issued approximately $56.9 million of L Bonds.

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
Unless the context otherwise indicates, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, to the “Company,” “we,” “us,” “our” or “ours” or similar words are to GWG Holdings Inc. and its direct and indirect wholly-owned and consolidated subsidiaries, references to “GWG Holdings” refer to GWG Holdings Inc., references to “GWG Life” refer to GWG Life, LLC (a wholly-owned subsidiary of GWG Holdings), references to “Ben LP” refer to The Beneficient Company Group, L.P. (a consolidated subsidiary of GWG Holdings), references to “Beneficient” refer to Ben LP and all of its consolidated subsidiaries, references to "BCH" refer to Beneficient Company Holdings, L.P. (of which Ben LP is the general partner), references to “Beneficient Management” refer to Beneficient Management, L.L.C. (the general partner of Ben LP), references to “BCC” refer to Beneficient Capital Company, L.L.C. (a subsidiary of Ben LP), references to “BACC” refer to Beneficient Administrative and Clearing Company, L.L.C. (a subsidiary of Ben LP), references to “Pen” refer to Pen Indemnity Insurance Company, LTD (a subsidiary of Ben LP), references to “Ben Markets” refer to Ben Markets Management Holdings, L.P. (a subsidiary of Ben LP), references to “FOXO” refer to FOXO BioScience LLC (formerly, InsurTech Holdings, LLC, an equity investee of GWG Holdings), references to "FOXO Labs" refer to FOXO Labs Inc. (formerly, Life Epigenetics Inc., a wholly-owned subsidiary of FOXO) and references to "FOXO Life" refer to FOXO Life, LLC (formerly, youSurance General Agency, LLC, a wholly-owned subsidiary of FOXO).
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
Such risks and uncertainties include, but are not limited to:
•the valuation of assets reflected on our financial statements;
•the illiquidity of our life insurance investments and receivables from affiliates;
•the continued success of the alternative assets industry;
•our ability to realize the anticipated benefits from our consolidation of Beneficient;
•Beneficient’s financial performance and ability to execute on its business plan;
•Beneficient’s ability to obtain the trust charters from the Texas Department of Banking necessary to implement its business plan;
•changes resulting from the evolution of our business model and strategy with respect to Beneficient and the life insurance secondary market;
•our reliance on debt financing and continued access to the capital markets;
•our significant and ongoing financing requirements;
•our predominant use of short-term debt to fund a portfolio of long-term assets could result in a liquidity shortage;
•our ability to make cash distributions in satisfaction of dividend obligations and redemption requests;
•our ability to satisfy our debt obligations if we were to sell our assets;

•general economic outlook, including prevailing interest rates;
•the novel coronavirus pandemic, the ongoing economic downturn and its impact on our business;
•federal, state, FINRA and other regulatory matters;
•litigation risks;
•our ability to comply with financial and non-financial covenants contained in borrowing agreements;
•the reliability of assumptions underlying our actuarial models, including life expectancy (“LE”) estimates and our projections of mortality events and the realization of policy benefits;
•risks relating to the validity and enforceability of the life insurance policies we purchase;
•our reliance on information provided and obtained by third parties, including changes in underwriting tables and underwriting methodology;
•life insurance company credit exposure;
•cost-of-insurance (premium) increases on our life insurance policies;
•performance of our investments in life insurance policies; and
•risks associated with our investment in FOXO BioScience LLC (formerly InsurTech Holdings, LLC).
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
Beneficient is a financial services firm, based in Dallas, Texas, that provides liquidity solutions for professionally managed alternative assets for mid-to-high net worth (“MHNW”) individuals and small-to-mid (“STM”) size institutions, which previously had few options to obtain early liquidity for their alternative asset holdings. Beneficient has closed a limited number of these transactions to date, but intends to significantly expand its operations going forward. As part of the Company’s reorientation, we also changed our Board of Directors and executive management team. Beneficient plans to operate three potentially high value, high margin lines of business:
•Private Trust Lending & Liquidity Products. Through BCC, Beneficient provides a unique suite of private trust, lending and liquidity products focused on bringing liquidity to owners of professionally managed alternative assets. Beneficient’s innovative liquidity solutions are designed to serve MHNW individuals, STM institutions, and asset managers who have historically possessed few attractive options to access early liquidity from their alternative assets. Beneficient targets MHNW clients with $5 million to $30 million in net worth and STM institutional clients typically holding less than $1 billion in assets.
•Trust and Custody Services. Through BACC, and (subject to capitalization) through Pen, Beneficient plans, in the future, to market retirement funds, custody and clearing of alternative assets, and trustee and insurance services for covering risks attendant to owning or managing alternative assets.
•Financial Technology. Through Ben Markets, Beneficient plans to provide online portals and financial technologies for the trading and financing of alternative assets. Beneficient’s existing and planned products and services are designed to support the tax and estate planning objectives of its MHNW clients, facilitate a diversification of assets or simply provide administrative management and reporting solutions tailored to the goals of the investor who owns alternative investments.

While we are continuing our work to maximize the value of our secondary life insurance business, we do not anticipate purchasing additional life insurance policies in the secondary market and have increased capital allocated toward providing liquidity to holders of a broader range of alternative assets through Beneficient. We believe Beneficient’s operations will generally produce higher actual and risk-adjusted returns than those we can generally achieve from life insurance policies acquired in the secondary market. Furthermore, although we believe that our portfolio of life insurance policies is a meaningful component of a diversified alternative asset portfolio, we will continue to explore strategic alternatives for our life insurance portfolio aimed at maximizing its value, including a possible sale, refinancing or recapitalization of our life insurance portfolio.
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
Critical Accounting Policies and Estimates
The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make significant judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our judgments, estimates, and assumptions on historical experience and on various other factors believed to be reasonable under the circumstances. Actual results could differ materially from these estimates. We evaluate our judgments, estimates, and assumptions on a regular basis and make changes accordingly.
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
Refer to our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 27, 2020 (“2019 Form 10-K”) for a discussion of our critical accounting policies and estimates. As discussed in Note 2 to our condensed consolidated financial statements in this Form 10-Q, we have revised and added accounting policies as necessary to incorporate those accounting policies of Beneficient. There have been no significant changes to our critical accounting policies during the six months ended June 30, 2020, other than the additional policies noted below.
Loans Receivable and Allowance for Loan Losses
Loans receivable are carried at the principal amount outstanding, plus interest paid-in-kind. The loans do not have scheduled principal or interest payments due prior to their maturity date, which is generally 12 years from the date of origination. Prepayment of the loans, in whole or in part, is permitted without premium or penalty. Loans bear contractual interest at the greater of 14% plus or minus 95% of certain income or losses of the associated Funding Trust or 1-month LIBOR plus 10% compounded monthly. The primary source of repayment for the loans and related fees is cash flows from the alternative assets collateralizing the loans. Interest income on loans is accrued on the principal amount outstanding.
Impaired loans include non-accrual loans, purchased credit impaired (“PCI”) loans and partially charged-off loans. The accrual of interest on impaired loans is discontinued when, in management’s opinion, doubt exists about the full collectability of principal and interest. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is charged against income. If the ultimate collectability of principal, wholly or partially, is in doubt, any payment received on a loan on which the accrual of interest has been suspended is applied to reduce principal first. Once all principal has been received, additional interest payments are recognized on a cash basis as interest income. Loans are returned to accrual status once collection of contractually required principal and interest is reasonably assured. At such time, the accrual of interest and amortization of any remaining discount shall resume. Any interest income that was applied to the principal balance is not reversed and is subsequently recognized as an adjustment to yield over the remaining life of the loan.

The allowance for loan losses is a valuation allowance for probable incurred credit losses in the portfolio. Management’s determination of the allowance is based upon an evaluation of the loan portfolio, impaired loans, economic conditions, volume, growth and composition of the collateral to the loan portfolio, and other risks inherent in the portfolio. Management applies risk factors to categories of loans and individually reviews all impaired loans above a de minimis threshold. Management relies heavily on statistical analysis, current net asset value (“NAV”) and distribution performance of the underlying alternative asset collateral and industry trends related to alternative asset investments to estimate losses. Management evaluates the adequacy of the allowance by reviewing relevant internal and external factors that affect credit quality. As the collateral is the sole source of repayment of the loans and related interest, these loans are considered to be collateral dependent. Beneficient recognizes the charge-off in the period in which it is confirmed for its collateral dependent loans. Therefore, impaired collateral dependent loans are written down to their estimated net realizable value based on disposition value.
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
For non-PCI loans, the difference between the fair value and unpaid principal balance (“UPB”) of the loan at the acquisition date, referred to as a purchase premium or discount, is amortized or accreted to interest income over the contractual life of the loans using the effective interest method. In the event of prepayment, the remaining unamortized amount is recognized in interest income.
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
Recent Developments
Refer to Note 18 to the condensed consolidated financial statements in this Form 10-Q for more details on subsequent events and other matters, including:
•The proposed amended and restated certificate of incorporation of GWG Holdings;
•The Preferred Series C Unit Purchase Agreement between GWG Holdings, Ben LP and BCH;
•The 5th amendment and restatement of Beneficient’s LPA;
•The conversion of the LiquidTrust Promissory note to Preferred Series C Unit Accounts;
•The amendment of Beneficient’s credit agreements;
•The purchase of put options by Beneficient;
•The exercise of the Option Agreement; and
•An update on the current state of the Company and potential impact of the COVID-19 pandemic.
Asset Diversification
As of June 30, 2020, we held a combined portfolio of assets consisting of approximately 72% of secondary life insurance policies and 28% of loans collateralized by cash flows from alternative assets. The table presented below reflects classifications based on GWG Holdings’ and Beneficient’s current exposure types as of June 30, 2020 (dollar amounts in thousands).

Exposure Type	Value	Percent of Total
Near-Duration Life Insurance Policies (1)	$340,630	30.7%
Intermediate-Duration Life Insurance Policies (1)	298,371	26.9%
Long-Duration Life Insurance Policies (1)	155,705	14.0%
Late Stage Venture Backed (2)	112,157	10.1%
Growth Stage Private (2)	68,541	6.2%
Corporate Buyouts (2)	74,872	6.7%
Early Stage Venture Backed (2)	34,410	3.1%
Other (2)	25,733	2.3%
Total	$1,110,419	100.0%
______________________________________________________
(1)Represents fair value of life insurance polices

(2)Represents the net asset value (“NAV”) of the interests in alternative assets that provide cash flows that comprise the collateral of Beneficient’s loan portfolio. NAV calculation reflects the most current report of NAV and other data received from firm/fund sponsors. If no such report has been received, Beneficient estimates NAV based upon the last NAV calculation reported by the investment manager and adjusts it for capital calls and distributions made in the intervening time frame.
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
Secondary Life Insurance Assets
Our portfolio of life insurance policies, owned by our subsidiaries as of June 30, 2020, is summarized below:
Life Insurance Portfolio Summary

Total life insurance portfolio face value of policy benefits (in thousands)	$1,960,826
Average face value per policy (in thousands)	$1,779
Average face value per insured life (in thousands)	$1,915
Weighted average age of insured (years)	82.7
Weighted average life expectancy estimate (years)	6.9
Total number of policies	1,102
Number of unique lives	1,024
Demographics	74% Male; 26% Female
Number of smokers	45
Largest policy as % of total portfolio face value	0.7%
Average policy as % of total portfolio	0.1%
Average annual premium as % of face value	3.6%
Our portfolio of life insurance policies, owned by our subsidiaries as of June 30, 2020, organized by the insured’s current age and the associated number of policies and policy benefits, is summarized below:
Distribution of Policies and Policy Benefits by Current Age of Insured

				Percentage of Total
Min Age	Max Age	Number of Policies	Policy Benefits	Number of Policies	Policy Benefits	Weighted Average LE (Years)
95	102	24	$45,602	2.2%	2.3%	2.1
90	94	144	286,510	13.0%	14.6%	3.1
85	89	237	550,928	21.5%	28.1%	4.9
80	84	229	408,437	20.8%	20.8%	7.3
75	79	218	380,759	19.8%	19.4%	9.8
70	74	197	229,052	17.9%	11.7%	10.8
60	69	53	59,538	4.8%	3.1%	11.2
Total		1,102	$1,960,826	100.0%	100.0%	6.9

Our portfolio of life insurance policies, owned by our subsidiaries as of June 30, 2020, organized by the insured’s estimated life expectancy estimates and associated policy benefits, is summarized below:
Distribution of Policies by Current Life Expectancies of Insured

				Percentage of Total
Min LE (Months)	Max LE (Months)	Number of Policies	Policy Benefits (in Thousands)	Number of Policies	Policy Benefits
0	47	290	$485,706	26.3%	24.8%
48	71	237	420,395	21.5%	21.5%
72	95	191	339,695	17.3%	17.3%
96	119	168	310,402	15.3%	15.8%
120	143	111	176,451	10.1%	9.0%
144	179	86	159,421	7.8%	8.1%
180	240	19	68,756	1.7%	3.5%
Total		1,102	$1,960,826	100.0%	100.0%
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
The average yield to maturity of publicly traded life insurance company bonds data we consider as inputs to our life insurance portfolio valuation process was 1.80% as of June 30, 2020. We believe this reflects, in part, the financial market’s judgment that credit risk is low with regard to these carriers’ financial obligations. The obligations of life insurance carriers to pay life insurance policy benefits ranks senior to all of their other financial obligations, including the senior bonds they issue. As of June 30, 2020, approximately 96.3% of the face value of policy benefits in our life insurance portfolio were issued by insurance companies with investment-grade credit ratings from Standard & Poor’s.

As of June 30, 2020, our ten largest life insurance company credit exposures and the Standard & Poor’s credit rating of their respective financial strength and claims-paying ability is set forth below:
Distribution of Policy Benefits by Top 10 Insurance Companies

Rank	Policy Benefits (in Thousands)	Percentage of Policy Benefit Amount	Insurance Company	S&P Insurer Financial Strength Rating
1	$284,942	14.5%	John Hancock Life Insurance Company	AA-
2	216,904	11.1%	Lincoln National Life Insurance Company	AA-
3	205,936	10.5%	AXA Equitable Life Insurance Company	A+
4	182,538	9.3%	Transamerica Life Insurance Company	A+
5	158,240	8.1%	Brighthouse Life Insurance Company	AA-
6	87,839	4.5%	American General Life Insurance Company	A+
7	85,998	4.4%	Pacific Life Insurance Company	AA-
8	67,376	3.4%	ReliaStar Life Insurance Company	A+
9	62,445	3.2%	Massachusetts Mutual Life Insurance Company	AA+
10	60,558	3.1%	Security Life of Denver Insurance Company	A+
	$1,412,776	72.1%
Beneficient Loans Receivable
Beneficient’s primary operations pertain to its liquidity products whereby Ben LP, through its subsidiaries, extends loans collateralized by cash flows from illiquid alternative assets and provides services to the trustees who administer the collateral. Beneficient’s core business products are its Exchange Trust, LiquidTrust and the InterChange Trust (introduced in 2020). Beneficient’s clients select one of these products and place their alternative assets into the custody trust that is a constituent member of a trust structure called the “ExAlt PlanTM” (comprised of Exchange Trusts, LiquidTrusts, Custody Trusts, Collective Trusts, and Funding Trusts). The ExAlt PlanTM then delivers to Beneficient’s clients the consideration required by the specific product selected by those clients. At the same time, Beneficient, through a subsidiary, extends a loan to the ExAlt PlanTM. The proceeds (cash or securities of Ben LP or its affiliates) of that loan to the ExAlt PlanTM are ultimately paid to the client. The cash flows from the client’s alternative asset support the repayment of the loans plus any related interest and fees.
Beneficient held loans receivable with a carrying value of $210.5 million and $232.3 million at June 30, 2020 and December 31, 2019. Loans are carried at the principal amount outstanding, plus interest paid in kind, less allowance for loan loss and net of any unearned income. Loans bear contractual interest at the greater of 14% plus or minus 95% of certain income or losses of the associated Funding Trust or 1-month LIBOR plus 10%, compounded monthly. In the event an alternative reference rate is required, the Secured Overnight Financing Rate (“SOFR”) would replace LIBOR, as contemplated in our loan agreements. The primary source of repayment for the loans and related fees is cash flows from the alternative assets collateralizing the loans. Interest income on loans is accrued on the principal amount outstanding and interest compounds on a monthly basis.
As of June 30, 2020, Beneficient’s loan portfolio had exposure to 120 professionally managed alternative investment funds, comprised of 368 underlying investments, and approximately 87 percent of Beneficient’s loan portfolio (based on NAV) was collateralized by investments in private companies.

Beneficient’s loan portfolio diversification spans across these industry sectors and geographic regions for the periods shown below (dollar amounts in thousands):

	June 30, 2020		December 31, 2019
Industry Sector	Value	Percent of Total	Value	Percent of Total
Health Care Equipment and Services	$65,519	20.8%	$94,325	25.0%
Pharmaceuticals, Biotechnology and Life Sciences	46,636	14.8%	73,002	19.3%
Other(1)	36,538	11.5%	42,954	11.3%
Semiconductors and Semiconductor Equipment	32,544	10.3%	11,983	3.2%
Food and Staples Retailing	28,035	8.9%	20,507	5.4%
Diversified Financials	27,845	8.8%	27,418	7.3%
Telecommunication Services	25,121	8.0%	40,356	10.7%
Utilities	21,176	6.7%	17,768	4.7%
Software and Services	20,251	6.4%	21,858	5.8%
Not Applicable (e.g., Escrow, Earnouts)(1)	12,048	3.8%	27,829	7.3%
Total	$315,713	100.0%	$378,000	100.0%

	June 30, 2020		December 31, 2019
Geography	Value	Percent of Total	Value	Percent of Total
North America	$174,187	55.2%	$215,462	57.0%
Western Europe	49,031	15.5%	81,769	21.6%
Asia	47,638	15.1%	25,163	6.7%
Latin & South America	29,774	9.4%	22,402	5.9%
Other(2)	15,083	4.8%	33,204	8.8%
Total	$315,713	100.0%	$378,000	100.0%
_______________________________________________________________
(1)Industries in this category each comprise less than 5 percent as of June 30, 2020. Not Applicable (e.g., Escrow, Earnouts) is shown separately as it comprised greater than 5 percent as of December 31, 2019.
(2)Locations in this category each comprise less than 5 percent.
Values represent the NAV of the interests in alternative assets, the cash flows of which comprise the collateral of Beneficient’s loan portfolio. Assets in the collateral portfolio consist primarily of interests in alternative investment vehicles (also referred to as “funds”) that are managed by a group of U.S. and non-U.S. based alternative asset management firms that invest in a variety of financial markets and utilize a variety of investment strategies. The vintages of the funds in the collateral portfolio as of June 30, 2020 ranged from 1998 to 2016.
As Beneficient grows its loan portfolio, Beneficient will monitor the diversity of its collateral portfolio through the use of concentration guidelines. These guidelines were established, and will be periodically updated, through a data driven approach based on asset type, fund manager, vintage of fund, industry segment and geography to manage portfolio risk. Beneficient will refer to these guidelines when making decisions about new financing opportunities; however, these guidelines will not restrict Beneficient from entering into financing opportunities that would result in Beneficient having exposure outside of its concentration guidelines. In addition, changes to Beneficient’s collateral portfolio may lag changes to the concentration guidelines. As such, Beneficient’s collateral portfolio may, at any given time, have exposures that are outside of its concentration guidelines to reflect, among other things, attractive financing opportunities, limited availability of assets, or other business reasons. Given Beneficient’s limited operating history, its collateral portfolio as of June 30, 2020 had exposure to certain alternative investment vehicles and investments in private companies that were outside of those guidelines.
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
Principal Revenue and Expense Items
During the three and six months ended June 30, 2020 and 2019, we earned revenues from the following primary sources:
•Revenue realized from maturities of life insurance policies. We recognize the difference between the face value of the policy benefits and carrying value when an insured event has occurred and determine that collection of the policy benefits is realizable and reasonably assured. Revenue from a transaction must meet both criteria in order to be recognized. We generally collect the face value of the life insurance policy from the insurance company within 45 days of our notification of the insured’s mortality.
•Change in Fair Value of Life Insurance Policies. We value our life insurance portfolio investments for each reporting period in accordance with the fair value principles discussed herein, which reflects the expected receipt of policy benefits in future periods, net of premium costs, as shown in our condensed consolidated financial statements.
•Interest Income. Includes interest income on Beneficient’s loan portfolio and on the LiquidTrust promissory note, including discount amortization as applicable. See the discussion above under “Critical Accounting Policies and Estimates – Purchased Loans” for further information on our accounting for PCI and non-PCI loans.
•Trust Services. Trust administration fees are earned for providing administrative services to trustees for existing liquidity solution clients. The performance obligation under these agreements is satisfied over time as the administration and management services are provided. Fees are recognized monthly based upon the beginning of quarter (in advance) net asset value plus any remaining unfunded loan commitments and the applicable fee rate of the account as outlined in the agreement. Payment frequency is defined in the individual contracts, which primarily stipulate billings on a quarterly basis in advance. Fees that have been billed in advance are reflected as Deferred Income until earned. Trust services revenues were added beginning January 1, 2020, as a result of the consolidation of Beneficient on December 31, 2019.
During the three and six months ended June 30, 2020 and 2019, our main components of expense are summarized below:
•Interest Expense. We recognize and record interest expenses associated with the costs of financing our life insurance portfolio and our investment in Beneficient. These expenses include interest paid to our senior lenders under our second amended and restated senior credit facility with LNV Corporation (“LNV Credit Facility”), as well as interest paid on our L Bonds, Seller Trust L Bonds and other outstanding indebtedness, including Beneficient’s other borrowings. When we issue debt, we amortize the financing costs (commissions and other fees) associated with such indebtedness over the outstanding term of the financing and classify it as interest expense.
•Employee Compensation and Benefits. Employee compensation and benefits includes salaries, bonuses and other incentives and costs of employee benefits. Also included are significant non-cash compensation expense related to Beneficient’s equity incentive plans for the three and six months ended June 30, 2020.
•Selling, General and Administrative Expenses. We recognize and record expenses in our business operations as incurred, including operations related to the servicing of life insurance policies, the origination and servicing of loans and costs associated with trust administration. These expenses include legal and professional fees, sales, marketing, occupancy and other expenditures.
Additional components of our net earnings include:
•Earnings (Loss) from Equity Method Investment. Prior to the Investment and Exchange Agreements on December 31, 2019, we accounted for our investment in the common units of Ben LP (“Common Units”) using the equity method. Under this method, we recorded our share of the net earnings or losses attributable to Ben LP common unitholders, on a one quarter lag, as a separate line on our consolidated statements of operations. We also account for our investment in FOXO as an equity method investment, which is also included in earnings (loss) from equity method investment in our consolidated statements of operations. We had losses from equity method investments of $1.3 million and earnings from equity method investments of $0.6 million during the three months ended June 30, 2020 and 2019, respectively. We had losses from equity method investments of $2.8 million and $1.3 million during the six months ended June 30, 2020 and 2019, respectively.
Results of Operations —Three and Six Months Ended June 30, 2020 Compared to the Same Periods in 2019
The following is our analysis of the results of operations for the periods indicated below. This analysis should be read in conjunction with our condensed consolidated financial statements and related notes (dollar values in thousands).
Revenue from Secondary Life Insurance

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue realized from maturities of life insurance policies	$27,136	$17,655	$46,603	$39,412
Revenue recognized from change in fair value of life insurance policies	5,278	18,279	17,455	33,850
Premiums and other annual fees paid	(17,626)	(16,004)	(34,825)	(31,836)
Gain on life insurance policies, net	$14,788	$19,930	$29,233	$41,426
Attribution of gain on life insurance policies, net:
Change in estimated probabilistic cash flows, net of premium and other annual fees paid	$(2,277)	$1,118	$(1,625)	$2,417
Net revenue recognized at maturity	17,065	16,968	30,858	32,706
Unrealized gain on acquisitions	—	1,844	—	6,303
Gain on life insurance policies, net	$14,788	$19,930	$29,233	$41,426

Number of policies acquired	—	15	—	75
Face value of purchases	$—	$12,955	$—	$93,166
Purchases (initial cost basis)	$—	$4,146	$—	$31,539
Unrealized gain on acquisition (% of face value)	n/a	14.2%	n/a	6.8%
Number of policies matured	29	19	49	39
Face value of matured policies	$39,889	$22,998	$65,391	$53,457
Net revenue recognized at maturity event (% of face value matured)	42.8%	73.8%	47.2%	61.2%

Revenue from changes in estimated probabilistic cash flows, net of premiums paid was $(2.3) million and $1.1 million during the three months ended June 30, 2020 and 2019, respectively, and $(1.6) million and $2.4 million for the six months ended June 30, 2020 and 2019, respectively. The decreases of $5.1 million and 12.2 million in gain on life insurance policies for the three and six months ended June 30, 2020, over the comparable prior year periods, was driven by a combination of no gain on policy acquisitions, higher premiums paid and maturities of policies with a higher cumulative cost basis.
The Company did not purchase any life insurance policies during the first six months of 2020. The face value of life insurance policies purchased in the first six months of 2019 was $93.2 million. The resulting unrealized gain on acquisition was nil and $1.8 million for the three months ended June 30, 2020 and 2019, respectively, and nil and $6.3 million in the six months ended June 30, 2020 and 2019, respectively. The absence of unrealized gain on acquisition in the current year periods is the result of a strategic decision to significantly reduce capital allocated to purchasing additional life insurance policies in the secondary market and to increase capital allocated toward providing liquidity to a broader range of alternative assets through additional investments in Beneficient. On December 31, 2019, we obtained the right to appoint a majority of the board of directors of the general partner of Ben LP. As a result of this change-of-control event, we reported the results of Ben LP and its subsidiaries on a consolidated basis beginning on the transaction date of December 31, 2019. We believe Beneficient can finance investments in alternative assets that will generally produce higher actual and risk-adjusted returns than those we can generally achieve from life insurance policies acquired in the secondary market. Furthermore, although we believe that our portfolio of life insurance policies is a meaningful component of a growing diversified alternative asset portfolio, we continue to explore strategic alternatives for our life insurance portfolio aimed at maximizing its value, including a possible sale, refinancing or recapitalization of our life insurance portfolio.
The face value of matured policies was $39.9 million and $23.0 million for the three months ended June 30, 2020 and 2019, respectively, and $65.4 million and $53.5 million for the six months ended June 30, 2020, respectively, reflecting an increase in face value of matured policies of $16.9 million and $11.9 million, respectively, during those same periods. The resulting revenue recognized at maturity was $27.1 million and $17.7 million during the three months ended June 30, 2020 and 2019, respectively, and $46.6 million and $39.4 million during the six months ended June 30, 2020 and 2019, respectively. The increased revenue recognized at maturity during the comparable periods reflects the continued aging of the existing portfolio with no additional policies being added.
Interest Income, Trust Services Revenues and Other Income (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income	$12,671	$3,881	$26,660	$7,337
Trust services revenues	4,829	—	9,856	—
Other income	36,501	199	36,597	464
Total	$54,001	$4,080	$73,113	$7,801
Interest income increased $8.8 million and $19.3 million during the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019, primarily due to the consolidation of Beneficient, which added $11.3 million and $23.5 million to interest income during the three and six months ended June 30, 2020, respectively. We also added $1.1 million per quarter in 2020 of interest income from the promissory note between GWG Life and certain LiquidTrusts entered into on May 31, 2019, as discussed in Note 6 to the condensed consolidated financial statements. These increases during the three and six months ended June 30, 2020 were partially offset by $2.4 million and $4.8 million, respectively, of interest on the commercial loan between GWG Life and Beneficient, which was reported in interest income during the three and six months ended June 30, 2019, prior to the consolidation of Beneficient on December 31, 2019. This intercompany interest was eliminated in consolidation beginning January 1, 2020.
Trust services revenues related to Beneficient’s trust administration services were added beginning January 1, 2020, as a result of the consolidation of Beneficient on December 31, 2019.
Other income increased $36.3 million and $36.1 million during the three and six months ended June 30, 2020, compared to the same periods in 2019, due to $36.3 million of income recognized during the second quarter by Beneficient as a result of the forfeiture of vested equity-based compensation related to one former director of Beneficient. A substantial majority of the former director’s equity-based compensation units were fully vested, and the related expense was recorded in prior periods. The provisions of the award agreements related to the forfeiture of vested units resulted in the previous expense being recorded to other income in the current period.
Interest and Operating Expenses (in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Increase/ (Decrease)	2020	2019	Increase/ (Decrease)
Interest expense (including amortization of deferred financing costs)	$37,142	$28,487	$8,655	$73,013	$55,462	$17,551
Employee compensation and benefits	11,840	6,794	5,046	89,544	11,948	77,596
Legal and professional fees	7,643	4,722	2,921	13,806	7,669	6,137
Other expenses, including provision for loan losses	12,095	5,938	6,157	16,407	8,766	7,641
Total expenses	$68,720	$45,941	$22,779	$192,770	$83,845	$108,925
The increase in interest expense for the three and six months ended June 30, 2020, compared to the same periods in 2019, was primarily due to the increase in the average outstanding L Bonds during each of the comparative periods. These increases in balances resulted in increases in interest expense, including amortization of deferred financing costs, of $8.7 million and $17.6 million during the three and six months ended June 30, 2020, compared to the same periods in 2019. Also, the consolidation of Beneficient beginning December 31, 2019 increased interest expense by $2.3 million and $4.0 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019, related to Beneficient’s other borrowings. Additionally, $1.1 million and $1.6 million of increased interest expense during the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019, was due to increased interest paid on our LNV Credit Facility associated with a higher principal balance outstanding.
The increase in employee compensation and benefits in the three and six months ended June 30, 2020, compared to the same periods of 2019, was primarily related to the consolidation of Beneficient on December 31, 2019. Specifically, the Company recognized $4.2 million and $73.1 million of equity-based compensation expense during the three and six months ended June 30, 2020, respectively, related to Beneficient’s equity incentive plans. Beneficient’s Board of Directors adopted the equity incentive plans in 2018 and 2019 and approved the granting of equity incentive awards during the second quarter of 2019 to certain directors and in the first quarter of 2020 to certain employees. Awards are generally subject to service-based vesting over a multi-year period from the recipient’s date of hire, though some awards fully vested upon the grant date. As of June 30, 2020, over 75% of the awards granted under Beneficient’s equity incentive plans had vested.
The Company expects to recognize an additional $8.2 million of equity-based compensation expense under Beneficient’s plans in the six months ending December 31, 2020, related to awards outstanding as of June 30, 2020. Expense associated with these awards is based on the fair value of the equity on the date of grant. As Ben LP’s equity is not publicly traded, the fair value of the equity awards is estimated on the grant date using internal valuations or recent equity transactions involving third parties, which provides the Company with observable fair value information sufficient for estimating the grant date fair value.
In addition to Beneficient’s equity-based compensation expense, we recognized additional retention, severance and other costs in the first quarter of 2020 related to the relocation of our principal offices from Minneapolis to Dallas in late 2019.
The increase in legal and professional fees in the three and six months ended June 30, 2020, compared to the same periods of 2019, is primarily the result of the consolidation of Beneficient on December 31, 2019, which added $4.7 million and $8.9 million during the three and six months ended June 30, 2020, respectively. This increase is partially offset by $1.9 million and $2.8 million of lower legal and consulting fees during the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019, as the first six months of 2019 included additional expenses related to the Beneficient transactions that closed in the second quarter of 2019.
The increase in other expenses, including provision for loan losses, in the three and six months ended June 30, 2020 compared to the same periods of 2019, is primarily the result of the consolidation of Beneficient on December 31, 2019, which added $12.1 million and $16.4 million during the three and six months ended June 30, 2020, respectively. Other expenses include the provision for loan losses of Beneficient of $7.2 million and $7.9 million for the three and six months ended June 30, 2020, respectively. These increases were partially offset by lower business insurance, contract labor and other operating expenses of GWG Holdings and subsidiaries during the comparable periods.
Income Taxes
The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods.
Income tax benefit was $8.6 million and $23.1 million for the three and six months ended June 30, 2020, respectively. The Company’s effective tax rate was 24.7% for the six months ended June 30, 2020, respectively. The income tax benefit for the three months ended June 30, 2020 primarily reflects the effect of the reduction of a naked credit (described below). The income tax benefit for the six months ended June 30, 2020 primarily reflects the effects of a change in state taxing jurisdictions and the reduction of a naked credit (described below).
In late 2019, the Company moved its headquarters from Minnesota to Texas. This move resulted in a change in the state deferred tax rate from 9.8% to 0%. The tax effect of this move has been recorded as a discrete item during the period.
The Company currently records a valuation allowance against its deferred tax assets to the extent there are indefinite lived intangibles related to investments, business interest expense and net operating losses. Due to the uncertain timing of the reversal of these temporary differences, they cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore, the deferred tax liability cannot offset deferred tax assets. This is often referred to as a “naked credit.” Due to a prior deemed ownership change, net operating loss carryforwards are subject to Section 382 of the Internal Revenue Code.
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
Revenue and Earnings before Tax by Reportable Segment — Three and Six Months Ended June 30, 2020 Compared to the Same Periods of 2019
We have two reportable segments: 1) Beneficient and 2) Secondary Life Insurance. Corporate & Other includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, management and administrative services to support the overall operations of the Company and our equity method investment in FOXO.
Comparison of revenue by reportable segment for the periods indicated (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
Revenue:	2020	2019	Increase/Decrease	2020	2019	Increase/Decrease
Secondary Life Insurance	$15,230	$20,778	$(5,548)	30,378	$42,961	$(12,583)
Beneficient	53,543	3,144	50,399	71,952	6,014	65,938
Corporate & Other	16	88	(72)	16	252	(236)
Total	$68,789	$24,010	$44,779	$102,346	$49,227	$53,119

The primary drivers of the changes in revenue during the three and six months ended June 30, 2020 compared to the same periods in 2019 were as follows:
•Secondary Life Insurance revenue decreased by $5.5 million and $12.6 million during the three and six months ended June 30, 2020, respectively, compared to the comparable periods in 2019, primarily as a result of respective decreases of $1.8 million and $6.3 million in gain on policy acquisitions as we have not acquired any policies in 2020. Also contributing to the decrease in Secondary Life Insurance segment revenues were respective decreases of $1.8 million and $1.1 million in change in estimated probabilistic cash flows during the three and six months ended June 30, 2020, compared to the comparable periods in 2019, and respective increases of $1.6 million and $3.0 million in premiums paid during the comparable periods. Furthermore, net revenue recognized at maturity was $2.0 million lower in the six months ended June 30, 2020, compared to the same period in 2019.

•Beneficient segment revenue for the three and six months ended June 30, 2020 represents the consolidated operations of Beneficient, compared to an equity method investment in Beneficient during the same periods in 2019, and also includes interest income on the LiquidTrust promissory note entered into in May 2019. As such, the first six months of 2020 includes $23.5 million of interest income and $9.9 million of trust services revenues, whereas the first six months of 2019 primarily includes interest income on the Commercial Loan between GWG Life and Beneficient, which was eliminated in consolidation beginning December 31, 2019. Additionally, there was $36.2 million of income recognized during the second quarter by Beneficient as a result of the forfeiture of vested equity-based compensation related to one former director of Beneficient. A substantial majority of the former director’s equity-based compensation units were fully vested, and the related expense was recorded in prior periods. The provisions of the award agreements related to forfeiture of vested units resulted in the previous expense being recorded to other income in the current period.
•Corporate & Other revenue was de minimis during the three and six months ended June 30, 2020, and during the three and six months ended June 30, 2019 includes minimal revenue related to a legacy merchant cash advance subsidiary of GWG Holdings. GWG holdings no longer participates in the merchant cash advance industry.

Comparison of earnings before tax by reportable segment for the periods indicated (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
Segment Income (Loss) Before Tax(1)	2020	2019	Increase/Decrease	2020	2019	Increase/Decrease
Secondary Life Insurance	$(12,446)	$(9,000)	$(3,446)	$(27,167)	$(10,623)	$(16,544)
Beneficient(1)	17,621	(3,136)	20,757	(52,528)	(9,072)	(43,456)
Corporate & Other(2)	(6,424)	(9,195)	2,771	(13,577)	(16,250)	2,673
Total	$(1,249)	$(21,331)	$20,082	$(93,272)	$(35,945)	$(57,327)
_______________________________________________
(1)Includes income and loss from equity method investments for the three and six months ended June 30, 2019, as presented in our consolidated statements of operations, related to GWG Holdings’ equity method investment in Beneficient prior to December 31, 2019.
(2)Includes loss from equity method investments for the three and six months ended June 30, 2020, as presented in our condensed consolidated statements of operations, related to GWG Holdings’ investment in FOXO.
The primary drivers of the changes in loss before tax during the three and six months ended June 30, 2020, compared to the same periods in 2019 were as follows:
•Secondary Life Insurance loss before tax increased by $3.4 million and $16.5 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019, as a result of the following:
•$5.1 million and $12.2 million decreases in gain on life insurance policies, net for the comparative periods as described above in the revenue comparison discussion.
•$8.7 million and $17.6 million increases in interest expense during the comparative periods as a result of higher average debt outstanding; and

•Increases in operating expenses of $14.1 million and $91.4 million during the comparative periods, primarily resulting from higher employee compensation and benefits, professional fees and other expenses described above in the expense comparison discussion.
•Beneficient segment income before tax increased by $20.8 million and decreased by $43.5 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019, primarily due to the consolidation of Beneficient on December 31, 2019. During 2019, we accounted for Beneficient using the equity method on a one-quarter lag, and the amount reported represents our proportionate share of the losses of Beneficient for the period presented. The one-quarter lag was discontinued with the consolidation of Beneficient on December 31, 2019. The earnings of Beneficient for the three and six months ended June 30, 2020, were affected by $4.2 million and $69.3 million, respectively, of non-cash charges for equity incentive compensation.  Specific to the three months ended June 30, 2020, Beneficient’s losses were offset by $36.2 million of income recognized as a result of the forfeiture of vested equity-based compensation related to one former director of Beneficient as described in the revenue comparison discussion above.
•Corporate and Other operating loss was lower during the three and six months ended June 30, 2020 compared to the same periods in 2019, primarily due to lower legal and consulting fees as we incurred higher fees in the first six months of 2019 as a result of the Beneficient transactions.
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
As of June 30, 2020 and December 31, 2019, we had approximately $219.7 million and $151.5 million, respectively, in combined available cash, cash equivalents, restricted cash, policy benefits receivable and fees receivable.
We currently fund our business primarily with debt that generally has a shorter duration than the duration of our longer-term assets. The resulting asset/liability mismatch can result in a liquidity shortfall if we are unable to renew maturing short term debt or secure suitable additional financing. In such a situation, we could be forced to sell assets at less than optimal (distressed) prices. We heavily rely on our L Bond offering to fund our business operations, including capital allocations to Beneficient. We were unable to offer our L Bonds, our primary source of debt capital, for the approximately three month period commencing May 1, 2019 due to delays in filing certain periodic reports with the SEC. We drew down our cash balances during that period as L Bonds matured but were unable to be renewed, and we were unable to offer new L Bonds. We recommenced our L Bond offering on August 8, 2019. If we are again forced to suspend our L Bond offering in the future for any significant length of time, or demand for our L bonds to dissipate, and we are unable to obtain replacement financing, our business would be adversely impacted and our ability to service and repay our debt obligations, much of which is short term, would be compromised, thereby negatively affecting our business prospects and viability.
Additional future borrowing base capacity for premiums and servicing costs, created as the premiums and servicing costs of pledged life insurance policies become due and by additional policy pledges to the facility, if any, exists under the LNV Credit Facility. The LNV Credit Facility has certain financial and nonfinancial covenants. We were in compliance with the debt covenants as of June 30, 2020 and continue to be so as of the filing date of this report.
As noted in the “Results of Operations” section above, on November 11, 2019, GWG Holdings contributed the common stock and membership interests of its wholly-owned FOXO Labs and FOXO Life subsidiaries to a legal entity, FOXO, in exchange for a membership interest in the entity. GWG Holdings has contributed $11.2 million in cash to FOXO to date and is committed to contribute an additional $8.8 million to the entity through October 2021.

Financings Summary
We had the following outstanding debt balances as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020		December 31, 2019
Issuer/Borrower	Principal Amount Outstanding	Weighted Average Interest Rate	Principal Amount Outstanding	Weighted Average Interest Rate
GWG DLP Funding IV, LLC – LNV senior credit facility	$213,117	9.03%	$184,586	9.57%
GWG Holdings, Inc. – L Bonds	1,102,394	7.21%	948,128	7.15%
GWG Holdings, Inc. – Seller Trust L Bonds	366,892	7.50%	366,892	7.50%
Beneficient – Other borrowings	152,118	4.30%	152,199	4.59%
Total	$1,834,521	7.24%	$1,651,805	7.26%
The table below reconciles the face amount of our outstanding debt to the carrying value shown on our balance sheets (dollars in thousands):

	June 30, 2020	December 31, 2019
Senior credit facility with LNV Corporation
Face amount outstanding	$213,117	$184,586
Unamortized selling costs	(9,539)	(10,196)
Carrying amount	$203,578	$174,390
L Bonds and Seller Trust L Bonds:
Face amount outstanding	$1,469,286	$1,315,020
Subscriptions in process	13,700	15,839
Unamortized selling costs	(43,121)	(37,329)
Carrying amount	$1,439,865	$1,293,530
Other borrowings:		—
Face amount outstanding	$152,118	$152,199
Unamortized premium	—	887
Carrying amount	$152,118	$153,086
In January 2015, we began publicly offering up to $1.0 billion of L Bonds as a follow-on to our earlier $250.0 million public debt offering. In January 2018, we began publicly offering up to $1.0 billion L Bonds under an additional offering. Through June 30, 2020, the total amount of L Bonds sold under these L Bond offerings, including renewals, was $1.8 billion. As of June 30, 2020 and December 31, 2019, respectively, we had approximately $1.1 billion and $948.1 million in principal amount of L Bonds outstanding (exclusive of Seller Trust L Bonds).
On June 3, 2020, a registration statement relating to an additional public offering was declared effective permitting us to sell up to $2.0 billion in principal amount of L Bonds on a continuous basis through June 2023. These bonds contain the same terms and features as our previous offerings.
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
The weighted-average interest rate of our outstanding L Bonds (excluding the Seller Trust L Bonds) as of June 30, 2020 and December 31, 2019 was 7.21% and 7.15%, respectively, and the weighted-average maturity at those dates was 3.22 years and 3.21 years, respectively. Our L Bonds have renewal features. Since we first issued our L Bonds, we have experienced $706.5 million in maturities, of which $374.3 million has renewed through June 30, 2020 for an additional term. This has provided us with an aggregate renewal rate of approximately 53.0% for investments in these securities.
Future contractual maturities of L Bonds and Seller Trust L Bonds at June 30, 2020 are as follows (in thousands):

Years Ending December 31,
Six months ending December 31, 2020	$81,645
2021(1)	566,338
2022	219,159
2023	128,688
2024	117,423
Thereafter	356,033
$1,469,286
(1)After the second anniversary of the Final Closing, the holders of the Seller Trust L Bonds will have the right to cause GWG to repurchase, in whole but not in part, the Seller Trust L Bonds held by such holder within 45 days. As such, while the maturity date of the $366.9 million of Seller Trust L Bonds is in August 2023, their contractual maturity is reflected in 2021, as that is the first period in which they could become payable. The repurchase may be paid, at the option of GWG Holdings, in the form of cash, and/or a pro rata portion of (i) the outstanding principal amount and accrued and unpaid interest under the Commercial Loan Agreement, and (ii) Common Units, or a combination of cash and such property.
The L Bonds and the Seller Trust L Bonds are secured by all of our assets and are subordinate to our LNV Credit Facility.
On September 27, 2017, we entered into a $300.0 million amended and restated senior credit facility with LNV Corporation in which DLP IV is the borrower. As of June 30, 2020, we had approximately $213.1 million outstanding under the senior credit facility. On November 1, 2019, we entered into the LNV Credit Facility, which replaced the prior agreement governing the facility. A description of the agreement governing our LNV Credit Facility is set forth below under the caption “Amendment of Credit Facility with LNV Corporation”. We intend to use the proceeds from this facility to maintain our portfolio of life insurance policies, for liquidity and for general corporate purposes.
Beneficient had borrowings with an aggregate carrying value of $152.1 million and $153.1 million as of June 30, 2020 and December 31, 2019, respectively. This aggregate outstanding balance includes a senior credit agreement and a subordinate credit agreement with respective balances, including accrued interest, of $77.4 million and $72.1 million as of June 30, 2020 and $72.5 million and $72.2 million as of December 31, 2019, respectively. The December 31, 2019 amount excludes an aggregate unamortized premium of $0.9 million, which was fully amortized as of June 30, 2020. Both loans accrue interest at a rate of 1-month LIBOR plus 3.95%, compounded daily, with interest due by the 15th of each month. The senior credit agreement and the subordinate credit agreement originally were to mature on June 30, 2020. Both agreements were amended to extend the maturity date to August 13, 2020, and on August 13, 2020, amended and restated agreements for both loans were executed which extended the maturity for both to April 10, 2021, as discussed in detail in Note 18 to the condensed consolidated financial statements. These loans are not currently guaranteed by GWG as of June 30, 2020.
Beneficient has additional borrowings maturing in 2023 and 2024 with aggregate balances of $2.6 million and $2.5 million as of June 30, 2020 and December 31, 2019, respectively.
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
The following table seeks to illustrate the impact that a hypothetical sale of our portfolio of life insurance assets (at various discount rates, including the discount rate used to value our portfolio at June 30, 2020), and the realization of the financing receivables from affiliates, investment in Common Units (a substantial majority of the net assets of which are currently represented by intangible assets and goodwill), investment in Preferred Series A Subclass 1 Unit Account of BCH, and equity security investment in the Option Agreement (in each case, at their respective carrying amounts and assuming no discount for lack of marketability or transaction costs, which could be substantial) would have on our ability to satisfy our debt obligations as of June 30, 2020. The financing receivables from affiliates, investment in Common Units, Preferred Series A Subclass 1 Unit Account of BCH, and Option Agreement are discussed in detail in Note 1 and other applicable notes to the consolidation financial statements. The amounts in the table below do not include the consolidation of the assets and liabilities of Beneficient and related eliminations as of June 30, 2020. In all cases, the sale of the life insurance assets owned by DLP IV will be used first to satisfy all amounts owing under our LNV Credit Facility. The net sale proceeds remaining after satisfying all obligations under our LNV Credit Facility would be applied to the L Bonds and Seller Trust L Bonds on a pari passu basis. All dollar amounts in the table below are in thousands.
Life Insurance

Portfolio Discount Rate	8.25%(1)	10.00%	15.00%	18.00%	21.32%
Value of life insurance portfolio	$794,706	$730,877	$592,695	$531,807	$477,473
Common Units and Preferred Series A Subclass 1 Unit Account of BCH	697,768	697,768	697,768	697,768	697,768
Financing receivables from affiliates(2)	244,005	244,005	244,005	244,005	244,005
Cash, cash equivalents and policy benefits receivable	185,588	185,588	185,588	185,588	185,588
Option Agreement and other assets	77,460	77,460	77,460	77,460	77,460
Total assets	1,999,527	1,935,698	1,797,516	1,736,628	1,682,294
Senior credit facility(4)	213,117	213,117	213,117	213,117	213,117
Net after senior credit facility	1,786,410	1,722,581	1,584,399	1,523,511	1,469,177
L Bonds(3)	1,469,286	1,469,286	1,469,286	1,469,286	1,469,286
Net remaining	$317,124	$253,295	$115,113	$54,225	$(109)
Impairment to L Bonds	No impairment	No impairment	No impairment	No Impairment	Impairment
(1)The discount rate used to calculate the fair value of our life insurance portfolio as of June 30, 2020.
(2)Represents aggregate carrying value of the LiquidTrust Promissory Note and Commercial Loan as of June 30, 2020.
(3)Amount represents aggregate outstanding principal balance L Bonds and Seller Trust L Bonds as of June 30, 2020.
(4)This amount excludes unamortized deferred financing costs.
The above table illustrates that our ability to fully satisfy amounts owing under the L Bonds and Seller Trust L Bonds would likely be impaired upon the sale or the realization of the financing receivables from affiliates, investment in Common Units, investment in Preferred Series A Subclass 1 Unit Account of BCH, and equity security investment in the Option Agreement at their respective carrying amounts, plus all our life insurance assets at a price equivalent to a discount rate of approximately 21.32% or higher at June 30, 2020. At December 31, 2019, the likely impairment occurred at a discount rate of approximately 27.41% or higher.

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
Amendment of Credit Facility with LNV Corporation
Effective November 1, 2019, DLP IV entered into the LNV Credit Facility. The LNV Credit Facility makes available a total of up to $300.0 million in credit to DLP IV with a maturity date of September 27, 2029. Subject to available borrowing base capacity, additional advances are available under the LNV Credit Facility at the LIBOR rate described below. Such advances are available to pay premiums and servicing costs of pledged life insurance policies as such amounts become due. Interest will accrue on amounts borrowed under the LNV Credit Facility at an annual interest rate, determined as of each date of borrowing or quarterly if there is no borrowing, equal to (a) the greater of 1.50% or 12-month LIBOR, plus (b) 7.50% per annum. The effective rate at June 30, 2020 was 9.00%. Interest payments are made on a quarterly basis.
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
We are subject to various financial and non-financial covenants under the LNV Credit Facility, including, but not limited to, compliance with laws, preservation of existence, financial reporting, keeping of proper books of record and account, payment of taxes, and ensuring that neither DLP IV nor GWG Life become an investment company. As of June 30, 2020, we were in compliance with all financial and non-financial covenants.
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
Beneficient finances its business through payments on outstanding loans receivable and fees receivable and additional investments into Beneficient by GWG Holdings and/or other parties. See Note 18 to the condensed consolidated financial statements for details on the amendments of Beneficient's credit agreements. Beneficient uses proceeds from these sources to fund loan originations and potential unfunded capital commitments, working capital, debt service payments and costs associated with potential future products. Beneficient also anticipates the need to establish sufficient regulatory capital if and when its trust charters are issued.
Our total interest expense of $37.1 million and $28.5 million for the three months ended June 30, 2020 and 2019, respectively, and $73.0 million and $55.5 million for the six months ended June 30, 2020 and 2019, respectively, represent the largest cash expense item in each period. Preferred stock cash dividends were $3.7 million and $4.3 million for the three months ended June 30, 2020 and 2019, respectively, and $7.7 million and $8.6 million for the six months ended June 30, 2020 and 2019, respectively. While reducing our cost of funds and increasing our common equity base (at valuations accretive to our book value) are primary goals of the Company, until we do so we will continue to expend significant amounts of cash for interest and dividend payments and will thus continue to rely heavily on our ability to raise cash from our L Bond offering, senior credit facility with LNV Corporation and other means as they are developed and available.
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
The amount of payments for anticipated premiums, including the requirement under our LNV Credit Facility to maintain a two month cost-of-insurance threshold within each policy cash value account, and servicing costs that we will be required to make over the next five years to maintain our current portfolio, assuming no mortalities, is set forth in the table below (in thousands):

Years Ending December 31,	Premiums	Servicing	Total
Six months ending December 31, 2020	$31,589	$823	$32,412
2021	82,102	1,647	83,749
2022	94,621	1,647	96,268
2023	106,489	1,647	108,136
2024	115,715	1,647	117,362
2025	128,495	1,647	130,142
	$559,011	$9,058	$568,069
Our anticipated premium expenses are subject to the risk of increased cost-of-insurance charges (i.e., “COI” or premium charges) for the life insurance policies we own. We did not receive any notices of COI rate changes in 2019. We have received notices of COI increases on three policies in the first six months of 2020.
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

Quarter End Date	Portfolio Face Amount (in Thousands)	12-Month Trailing Benefits Realized (in Thousands)	12-Month Trailing Premiums Paid (in Thousands)	12-Month Trailing Benefits/Premium Coverage Ratio
March 31, 2016	$1,027,821	$21,845	$28,771	75.9%
June 30, 2016	1,154,798	30,924	31,891	97.0%
September 30, 2016	1,272,078	35,867	37,055	96.8%
December 31, 2016	1,361,675	48,452	40,239	120.4%
March 31, 2017	1,447,558	48,189	42,753	112.7%
June 30, 2017	1,525,363	49,295	45,414	108.5%
September 30, 2017	1,622,627	53,742	46,559	115.4%
December 31, 2017	1,676,148	64,719	52,263	123.8%
March 31, 2018	1,758,066	60,248	53,169	113.3%
June 30, 2018	1,849,079	76,936	53,886	142.8%
September 30, 2018	1,961,598	75,161	55,365	135.8%
December 31, 2018	2,047,992	71,090	52,675	135.0%
March 31, 2019	2,098,428	87,045	56,227	154.8%
June 30, 2019	2,088,445	82,421	59,454	138.6%
September 30, 2019	2,064,156	101,918	61,805	164.9%
December 31, 2019	2,020,973	125,148	63,851	196.0%
March 31, 2020	2,000,680	120,191	65,224	184.3%
June 30, 2020	1,960,826	137,082	66,846	205.1%
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

Off-Balance Sheet Arrangements
Unfunded Capital Commitments
Beneficient had $73.6 million and $73.8 million of gross potential capital commitments as of June 30, 2020 and December 31, 2019, respectively, representing potential limited partner capital funding commitments on the alternative asset fund collateral to its loans above any cash reserves. The trust holding the interest in the limited partnership for the alternative asset fund is required to fund these limited partner capital commitments per the terms of the limited partnership agreement. Capital funding commitment reserves are maintained by the associated trusts created at the origination of each trust for up to $0.1 million. To the extent that the associated trust cannot pay the capital funding commitment, Beneficient is obligated to lend sufficient funds to meet the commitment. Any amounts advanced by Beneficient for these limited partner capital funding commitments above the associated capital funding commitment reserves held by the associated trusts are added to the loan balance and are expected to be recouped through the cash distributions from the alternative asset fund collateral.
Capital commitments generally originate from limited partner agreements having fixed or expiring expiration dates. The total limited partner capital funding commitment amounts may not necessarily represent future cash requirements. Beneficient considers the creditworthiness on a case-by-case basis. At both June 30, 2020 and December 31, 2019, Beneficient had no reserves for losses on unused commitments to fund potential limited partner capital funding commitments.
Credit Risk and Interest Rate Risk
We review the credit risk associated with our portfolio of life insurance policies when estimating its fair value. In evaluating the policies’ credit risk, we consider insurance company solvency, credit risk indicators, economic conditions, ongoing credit evaluations, and company positions. We attempt to manage our credit risk related to life insurance policies typically by purchasing policies issued only from companies with an investment-grade credit rating by either Standard & Poor’s, Moody’s, or A.M. Best Company. As of June 30, 2020, 96.3% of our life insurance policies, by face value benefits, were issued by companies that maintained an investment-grade rating (BBB or better) by Standard & Poor’s.
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
Beneficient is subject to risks related to markets, credit, currency, and interest rates. Beneficient issues loans that are subject to credit risk, repayment risk and interest rate risk. Beneficient has underwriting procedures and utilizes market rates. As of June 30, 2020, all of Beneficient’s loans are collateralized by the cash flows originating from alternative assets without recourse to the client. Currently, all of these alternative assets consist of private equity limited partnership interests, which are primarily denominated in the U.S. dollar, Euro, and Canadian dollar. The underlying portfolio companies primarily operate in the United States, with the largest percentage, based on NAV, operating in healthcare technology, bio-technology, and semiconductor and equipment industries. The Company mitigates credit risk through the ExAlt PlanTM whereby excess cash flows from a collective pool of alternative assets can be utilized to repay the loans when cash flows from the client’s original alternative assets are not sufficient to repay the outstanding principal, interest, and fees.
Guarantee and Collateral Provisions of L Bonds and Seller Trust L Bonds
Our L Bonds are offered and sold under a registration statement declared effective by the SEC, and we have issued Seller Trust L Bonds under a Supplemental Indenture, as described in Note 10 to the condensed consolidated financial statements. The L Bonds and Seller Trust L Bonds are secured by substantially all the assets of GWG Holdings and a pledge of all of GWG Holdings' common stock held by BCC and AltiVerse (which together represent approximately 12% of our outstanding common stock), and are guaranteed by a guarantee by GWG Life and corresponding grant of a security interest in substantially all the assets of GWG Life(1). As a guarantor, GWG Life has fully and unconditionally guaranteed the payment of principal and interest on the L Bonds and Seller Trust L Bonds. GWG Life’s equity in GWG Life Trust and DLP IV(2) serves as collateral for our L Bond and Seller Trust L Bond obligations. Substantially all of our life insurance policies are held by DLP IV or GWG Life Trust. The policies held by DLP IV are not direct collateral for the L Bonds as such policies are pledged to the LNV Credit Facility.

(1) The Seller Trust L Bonds are senior secured obligations of GWG, ranking junior to all senior debt of GWG and pari passu in right of payment and in respect of collateral with all L Bonds of GWG (see Note 10). Payments under the Seller Trust L Bonds are guaranteed by GWG Life. The assets exchanged in connection with the Beneficent transaction are available as collateral for all holders of the L Bonds and Seller Trust L Bonds. Specifically, the Common Units are held by GWG Holdings and the Commercial Loan is held by GWG Life.

(2) The terms of our LNV Credit Facility require that we maintain a significant excess of pledged collateral value over the amount outstanding on the LNV Credit Facility at any given time. Any excess after satisfying all amounts owing under our LNV Credit Facility is available as collateral for the L Bonds (including the Seller Trust L Bonds).

The following represents summarized financial information as of June 30, 2020 and December 31, 2019, with respect to the financial position, and for the six months ended June 30, 2020, with respect to results of operations. The tables present summarized financial information of GWG Holdings as issuer of the L Bonds and Seller Trust L Bonds, and GWG Life as guarantor, on a combined basis after elimination of (i) intercompany transactions and balances among such entities, including GWG Holdings' interest in GWG Life, and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor (including DLP IV, GWG Life Trust and Beneficient). The summarized financial information has been prepared in accordance with Rule 13-01 of Regulation S-X.

Summarized Balance Sheet Information (in thousands, not intended to balance):

	June 30, 2020	December 31, 2019
Assets(1)
Cash, cash equivalents and restricted cash	$145,573	$60,365
Financing receivables from affiliates	69,428	67,153
Other assets	7,509	8,659
Total assets	$222,510	$136,177
Liabilities
L Bonds	$1,072,973	$926,638
Seller Trust L Bonds	366,892	366,892
Interest and dividends payable	12,401	12,491
Accounts payable and accrued expenses	8,037	3,093
Deferred tax liabilities	33,674	57,923
Total liabilities	$1,493,977	$1,367,037
Equity
Redeemable preferred stock and Series 2 redeemable preferred stock	$177,402	$201,891
______________________________________

(1) Assets exclude: i) GWG Holdings’ investment in GWG Life of $1.3 billion and $1.2 billion as of June 30, 2020 and December 31, 2019, respectively; ii) GWG Holdings’ aggregate investments in non-obligor subsidiaries of $445.1 million and $439.4 million as of June 30, 2020 and December 31, 2019, respectively; and iii) GWG Life’s aggregate investments in and loans to non-obligor subsidiaries of $1.1 billion and $1.2 billion as of June 30, 2020 and December 31, 2019, respectively.

Summarized Statement of Operations Information (in thousands):

Six Months Ended June 30, 2020
Total revenues	$58,675

Interest expense	$59,155
Other expenses	20,678
Total expenses	$79,833
Loss before income taxes and preferred dividends	$(21,158)
Income tax expense (benefit)	(22,857)
Preferred dividends	7,666
Net loss	$(5,967)
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

	June 30, 2020	December 31, 2019
Life insurance portfolio policy benefits	$1,960,826	$2,020,973
Discount rate of future cash flows(1)	7.50%	7.55%
Net present value of life insurance portfolio policy benefits	$825,327	$826,196
All cash and cash equivalents (including restricted cash)	165,799	81,780
Life insurance policy benefits receivable, net	19,789	23,031
Financing receivables from affiliates	244,005	258,402
Investments in Common Units and Preferred Series A Subclass 1 Unit Account	697,768	632,473
Option Agreement and other assets	77,460	54,365
Total Coverage(2)	$2,030,148	$1,876,247

Total Indebtedness(2)	$1,335,521	$1,132,714

Debt Coverage Ratio	65.78%	60.40%
(1)Weighted-average interest rate paid on indebtedness, excluding that of Seller Trust L-Bonds.
(2)Total Coverage excludes the assets of Beneficient. Total Indebtedness is equal to the total liabilities balance of GWG Holdings (excluding the liabilities of Beneficient) as of June 30, 2020, other than Excluded Indebtedness. Excluded Indebtedness is Indebtedness that is payable at the Company’s option in Capital Stock of the Company or securities mandatorily convertible into or exchangeable for Capital Stock of the Company, or any Indebtedness that is reasonably expected to be converted or exchanged, directly or indirectly, into Capital Stock of the Company. This change in the definition of the Debt Coverage Ratio was defined in Amendment No. 2 to the Amended and Restated Indenture entered into as of December 31, 2019 (see Note 10 to the condensed consolidated financial statements).
As of June 30, 2020 and December 31, 2019, we were in compliance with the Debt Coverage Ratio.

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
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934) as of June 30, 2020 (the end of the period covered by this report). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective.
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
PART II — OTHER INFORMATION
ITEM 5. OTHER INFORMATION
The information set for under the heading “Amendment of Beneficient Credit Agreements” in Note 18 to the consolidated financial statements included in this Form 10-Q is hereby incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit
22	List of Guarantor Subsidiaries (filed herewith).
31.1	Section 302 Certification of the Chief Executive Officer (filed herewith).
31.2	Section 302 Certification of the Chief Financial Officer (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.1	Letter from ClearLife Limited, dated July 17, 2020 (filed herewith).
99.2	Portfolio of Life Insurance Policies as of June 30, 2020 (filed herewith).
99.3	Fifth Amended and Restated Limited Partnership Agreement of Beneficient Company Holdings, L.P. (filed herewith)†
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

† Certain information has been excluded from this exhibit because it both is not material and would likely cause competitive harm to the registrant if publicly disclosed.
SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GWG HOLDINGS, INC.

Date: August 14, 2020	By:	/s/ Murray T. Holland
President and Chief Executive Officer

Date: August 14, 2020	By:	/s/ Timothy L. Evans
Chief Financial Officer