Form 10-Q
period 2020-09-30
GWG Holdings, Inc.
filed 2020-11-19
CIK 1522690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 10, 2020, GWG Holdings, Inc. had 33,094,664 shares of common stock outstanding.

GWG HOLDINGS, INC.
Index to Form 10-Q
for the Quarter Ended September 30, 2020
i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2020 (Unaudited)	December 31, 2019
ASSETS
Cash and cash equivalents	$93,766	$79,073
Restricted cash	15,990	20,258
Investment in life insurance policies, at fair value	787,260	796,039
Life insurance policy benefits receivable, net	36,418	23,031
Loans receivable, net of discount	229,961	232,344
Allowance for loan losses	(2,914)	—
Loans receivable, net	227,047	232,344
Fees receivable	31,571	29,168
Financing receivables from affiliates	—	67,153
Other assets	53,501	30,135
Goodwill	2,384,121	2,358,005
TOTAL ASSETS	$3,629,674	$3,635,206
LIABILITIES & STOCKHOLDERS’ EQUITY
LIABILITIES
Senior credit facility with LNV Corporation	$203,907	$174,390
L Bonds	1,154,519	926,638
Seller Trust L Bonds	366,892	366,892
Other borrowings	100,178	153,086
Interest and dividends payable	23,821	16,516
Deferred revenue	35,848	41,444
Accounts payable and accrued expenses	33,235	27,836
Deferred tax liability, net	52,500	57,923
TOTAL LIABILITIES	1,970,900	1,764,725

Redeemable noncontrolling interests	1,246,753	1,269,654

STOCKHOLDERS’ EQUITY

REDEEMABLE PREFERRED STOCK
(par value $0.001; shares authorized 100,000; shares outstanding 59,681 and 84,636; liquidation preference of $60,029 and $85,130 as of September 30, 2020 and December 31, 2019, respectively)	49,068	74,023
SERIES 2 REDEEMABLE PREFERRED STOCK
(par value $0.001; shares authorized 150,000; shares outstanding 137,341 and 147,164; liquidation preference of $138,142 and $148,023 as of September 30, 2020 and December 31, 2019, respectively)	118,045	127,868
COMMON STOCK
(par value $0.001; shares authorized 210,000,000; shares issued and outstanding, 33,094,664 and 33,033,793 as of September 30, 2020 and December 31, 2019, respectively)	33	33
Common stock in treasury, at cost (2,500,000 shares as of both September 30, 2020 and December 31, 2019)	(24,550)	(24,550)
Additional paid-in capital	178,969	233,106
Accumulated deficit	(200,935)	(76,501)
TOTAL GWG HOLDINGS STOCKHOLDERS’ EQUITY	120,630	333,979
Noncontrolling interests	291,391	266,848
TOTAL STOCKHOLDERS’ EQUITY	412,021	600,827
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$3,629,674	$3,635,206
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUE
Gain on life insurance policies, net	$14,122	$17,792	$43,355	$59,219
Interest income	12,928	3,935	39,588	11,273
Trust services revenues	4,556	—	14,412	—
Other income (loss)	(3,093)	484	33,504	947
TOTAL REVENUE	28,513	22,211	130,859	71,439
EXPENSES
Interest expense	40,792	28,290	113,805	83,752
Employee compensation and benefits	33,777	9,137	123,321	21,085
Legal and professional fees	7,830	2,594	21,636	10,263
(Recapture of) provision for loan losses	(4,986)	—	2,914	—
Other expenses	4,550	3,549	13,057	12,316
TOTAL EXPENSES	81,963	43,570	274,733	127,416
LOSS BEFORE INCOME TAXES	(53,450)	(21,359)	(143,874)	(55,977)
INCOME TAX EXPENSE (BENEFIT)	22,444	—	(613)	—
NET LOSS BEFORE INCOME (LOSS) FROM EQUITY METHOD INVESTMENT	(75,894)	(21,359)	(143,261)	(55,977)
Income (loss) from equity method investment	(1,431)	956	(4,279)	(371)
NET LOSS	(77,325)	(20,403)	(147,540)	(56,348)
Net loss attributable to noncontrolling interests	12,745	—	23,106	—
Less: Preferred stock dividends	3,569	4,232	11,235	12,806
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(68,149)	$(24,635)	$(135,669)	$(69,154)
NET LOSS PER COMMON SHARE
Basic	$(2.23)	$(0.75)	$(4.44)	$(2.09)
Diluted	$(2.23)	$(0.75)	$(4.44)	$(2.09)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	30,584,719	33,033,420	30,552,233	33,010,100
Diluted	30,584,719	33,033,420	30,552,233	33,010,100
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(147,540)	$(56,348)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Change in fair value of life insurance policies	(23,476)	(48,031)
Amortization of deferred financing and issuance costs	13,345	9,982
Amortization of upfront fees	(5,356)	—
Amortization of debt discount, net	274	—
Amortization and depreciation on long-lived assets	827	—
Accretion of discount on financing receivable from affiliate	—	(1,292)
Provisions for uncollectible policy benefits receivable	—	201
Non-cash interest income	(38,530)	—
Non-cash interest expense	1,795	—
Loss from equity method investment	4,279	371
Loss on fair value of put options	3,191	—
Provision for loan losses	2,914	—
Deferred income tax	(4,621)	—
Equity-based compensation	96,618	1,365
Forfeiture of vested equity-based compensation	(36,267)	—
(Increase) decrease in operating assets:
Life insurance policy benefits receivable	(13,387)	(1,109)
Fees receivable	(2,643)	—
Accrued interest on financing receivable	—	(5,124)
Other assets	(2,634)	(4,557)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued expenses	8,306	(8,432)
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(142,905)	(112,974)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	—	(32,249)
Return of investment for matured life insurance policies	32,255	20,685
Purchases of fixed assets	(2,498)	—
Financing receivables from affiliates issued	—	(50,000)
Equity method investments	(10,144)	(10,000)
Net change in loans receivable	11,169	—
Investment in put options	(14,775)	—
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	16,007	(71,564)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on senior debt	28,530	3,937
Repayments of senior debt and other borrowings	(50,000)	(21,649)
Payments for deferred financing costs for other borrowings	(3,307)	—
Purchase of noncontrolling interest	(1,195)	—
Proceeds from issuance of L Bonds	317,302	278,239
Payments for issuance of L Bonds	(20,203)	(16,562)
Payments for redemption of L Bonds	(82,206)	(92,095)
Issuance of common stock	8	58
Payments for redemption of preferred stock	(34,779)	(6,135)
Preferred stock dividends	(11,235)	(12,806)
Tax distribution to noncontrolling interest	(5,592)	—
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	137,323	132,987
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	10,425	(51,551)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
BEGINNING OF PERIOD	99,331	125,436
END OF PERIOD	$109,756	$73,885

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$97,098	$75,153
Premiums paid, including prepaid	52,136	51,586
NON-CASH INVESTING AND FINANCING ACTIVITIES
L Bonds: Conversion of accrued interest and commissions payable to principal	$1,296	$1,086
Conversion of Promissory Note (see Note 6)	70,565	—
Employee payroll tax liability on restricted equity units	1,555	—

Business combination measurement period adjustments:
Reduction in loans receivable (see Note 4)	$26,116	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

For the three and nine months ended September 30, 2020:

	Redeemable Preferred Stock Shares	Redeemable Preferred Stock	Common Shares	Common Stock (par)	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total GWG Holdings Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable noncontrolling interests
Balance, June 30, 2020 (unaudited)	207,311	$177,402	30,537,481	$33	$225,537	$(136,355)	$(24,550)	$242,067	$298,705	$540,772	$1,264,031
Net loss	—	—	—	—	—	(64,580)	—	(64,580)	(1,059)	(65,639)	(11,686)
Issuance of common stock	—	—	57,183	—	524	—	—	524	—	524	—
Redemption of redeemable preferred stock	(10,289)	(10,289)	—	—	—	—	—	(10,289)	—	(10,289)	—
Preferred stock dividends	—	—	—	—	(3,569)	—	—	(3,569)	—	(3,569)	—
LiquidTrust promissory note conversion	—	—	—	—	(44,274)	—	—	(44,274)	(26,291)	(70,565)	—
Tax distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(5,592)
Equity-based compensation	—	—	—	—	53	—	—	53	23,222	23,275	—
Accrual for employee payroll taxes due on restricted equity units	—	—	—	—	—	—	—	—	(1,554)	(1,554)	—
Adjustment to noncontrolling interest for change in ownership of Common Units	—	—	—	—	698	—	—	698	(698)	—	—
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(934)	(934)	—
Balance, September 30, 2020 (unaudited)	197,022	$167,113	30,594,664	$33	$178,969	$(200,935)	$(24,550)	$120,630	$291,391	$412,021	$1,246,753

	Redeemable Preferred Stock Shares	Redeemable Preferred Stock	Common Shares	Common Stock (par)	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total GWG Holdings Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable noncontrolling interests
Balance, December 31, 2019 (audited)	231,800	$201,891	30,533,793	$33	$233,106	$(76,501)	$(24,550)	$333,979	$266,848	$600,827	$1,269,654
Net loss	—	—	—	—	—	(124,434)	—	(124,434)	(5,797)	(130,231)	(17,309)
Issuance of common stock	—	—	60,871	—	534	—	—	534	—	534	—
Redemption of redeemable preferred stock	(34,778)	(34,778)	—	—	—	—	—	(34,778)	—	(34,778)	—
Preferred stock dividends	—	—	—	—	(11,235)	—	—	(11,235)	—	(11,235)	—
LiquidTrust promissory note conversion	—	—	—	—	(44,274)	—	—	(44,274)	(26,291)	(70,565)	—
Tax distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(5,592)
Equity-based compensation	—	—	—	—	140	—	—	140	96,345	96,485	—
Forfeiture of vested equity-based compensation	—	—	—	—	—	—	—	—	(36,267)	(36,267)	—
Accrual for employee payroll taxes due on restricted equity units	—	—	—	—	—	—	—	—	(1,554)	(1,554)	—
Adjustment to noncontrolling interest for change in ownership of Common Units	—	—	—	—	698	—	—	698	(698)	—	—
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(1,195)	(1,195)	—
Balance, September 30, 2020 (unaudited)	197,022	$167,113	30,594,664	$33	$178,969	$(200,935)	$(24,550)	$120,630	$291,391	$412,021	$1,246,753

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)
For the three and nine months ended September 30, 2019:

	Redeemable Preferred Stock Shares	Redeemable Preferred Stock	Common Shares	Common Stock (par)	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 30, 2019 (unaudited)	242,648	$212,738	33,033,420	$33	$241,318	$(220,555)	$233,534
Net loss	—	—	—	—	—	(20,403)	(20,403)
Issuance of common stock	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	—
Redemption of redeemable preferred stock	(2,920)	(2,920)	—	—	—	—	(2,920)
Preferred stock dividends	—	—	—	—	(4,232)	—	(4,232)
Equity-based compensation	—	—	—	—	74	—	74
Balance, September 30, 2019 (unaudited)	239,728	209,818	33,033,420	$33	$237,160	$(240,958)	$206,053

	Redeemable Preferred Stock Shares	Redeemable Preferred Stock	Common Shares	Common Stock (par)	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2018 (audited)	245,883	$215,973	33,018,161	$33	$249,662	$(184,610)	$281,058
Net loss	—	—	—	—	—	(56,348)	(56,348)
Issuance of common stock	—	—	58,009	—	419	—	419
Repurchase of common stock	—	—	(42,750)	—	(361)	—	(361)
Redemption of redeemable preferred stock	(6,155)	(6,155)	—	—	—	—	(6,155)
Preferred stock dividends	—	—	—	—	(12,806)	—	(12,806)
Equity-based compensation	—	—	—	—	246	—	246
Balance, September 30, 2019 (unaudited)	239,728	$209,818	33,033,420	$33	$237,160	$(240,958)	$206,053

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Nature of Business
Organizational Structure
GWG Holdings, Inc. (“GWG Holdings”) conducts its life insurance secondary market business through a wholly-owned subsidiary, GWG Life, LLC (“GWG Life”), and GWG Life’s wholly-owned subsidiaries, GWG Life Trust, GWG DLP Funding IV, LLC (“DLP IV”) and GWG DLP Funding V Holdings, LLC (“DLP V Holdings”). DLP V Holdings is the sole member of GWG DLP Funding V, LLC (“DLP V”), which holds certain life insurance policies.
GWG Holdings’ has indirect interests in loans collateralized by cash flows from other alternative assets. These loans are held by The Beneficient Company Group, L.P. (“Ben LP,” including all of the subsidiaries it may have from time to time — “Beneficient”) and its general partner, Beneficient Management, L.L.C. (“Beneficient Management”). Prior to December 31, 2019, GWG Holdings’ investment in Beneficient was accounted for as an equity method investment. On December 31, 2019, as more fully described below, Beneficient became a consolidated subsidiary of GWG Holdings.
Ben LP is the general partner of Beneficient Company Holdings, L.P. (“BCH”) and owns 100% of the Class A Subclass A-1 and A-2 Units of BCH. BCH is the holding company that directly or indirectly receives all active and passive income of Beneficient and allocates that income among the units issued by BCH. As of September 30, 2020, BCH has issued general partnership Class A Units (Subclass A-1 and A-2), Class S Ordinary Units, Class S Preferred Units, FLP Units (Subclass 1 and Subclass 2), Preferred Series A Subclass 1 Unit Accounts, Preferred Series A Subclass 2 Unit Accounts, and Preferred Series C Unit Accounts. BCH issued to Ben LP Preferred Series A Subclass 2 Unit Accounts as part of the transaction with GWG Holdings discussed below. Preferred Series A Subclass 2 Unit Accounts hold the same rights and privileges as the Preferred Series A Subclass 1 Unit Accounts. The 5th Amended and Restated Limited Partnership Agreement (“LPA”) of BCH allows for Preferred Series A Subclass 0 Unit Accounts (“Preferred A.0”) to be issued once the trust charters are received (as discussed in more detail below).
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
As a result of such strategic decision, GWG Holdings’ business today is focused on raising capital from securities offerings and using the proceeds from such offerings to grow GWG Holdings’ alternative asset exposure through investments in Beneficient in the form of equity investments and/or loans to Beneficient or related entities. GWG Holdings believes funding Beneficient’s operations will generally produce higher actual and risk-adjusted returns than those we can achieve from life insurance policies acquired in the secondary market.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Beneficient is a financial services firm based in Dallas, Texas that provides liquidity solutions for high net worth (“HNW”) individuals and small-to-mid- (“STM”) sized institutions, which previously had few options to obtain early liquidity for their alternative asset holdings. On September 25, 2018, Beneficient applied for trust charters from the Texas Department of Banking to merge into to-be organized limited trust associations. Beneficient submitted revised charter applications on March 6, 2020. As of November 19, 2020, the trust charters have not been issued to Beneficient. As such, Beneficient has closed a limited number of transactions to date, but intends to significantly expand its operations if and when the trust charters are issued.
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
Beneficient’s primary operations pertain to its liquidity products whereby Beneficient extends loans collateralized by cash flows from illiquid alternative assets and provides services to the trustees who administer the collateral. Beneficient’s core business products are its Exchange Trust, LiquidTrust and the InterChange Trust (introduced in 2020). Beneficient’s clients select one of these products and place their alternative assets into the custody trust that is a constituent member of a trust structure called the “ExAlt Plan™” (comprised of the Exchange Trusts, LiquidTrusts, Custody Trusts, Collective Trusts, and Funding Trusts). The ExAlt Plan™ then delivers to Beneficient’s clients the consideration required by the specific product selected by those clients. At the same time, Beneficient, extends a loan to the ExAlt Plan™. The proceeds (cash, securities of Ben LP or its affiliates, or other forms of consideration, as applicable) of that loan received by the ExAlt Plan™ are ultimately paid to the client. The cash flows from the client’s alternative asset support the repayment of the loan plus any related interest and fees.
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
Option Agreement
In connection with the Final Closing, GWG Holdings entered into the Option Agreement with Ben LP. The Option Agreement gave GWG Holdings the option to acquire the number of Common Units that would be received by the holder of Preferred Series A Subclass 1 Unit Accounts of BCH, if such holder were converting on that date. There was no exercise price and the Company could exercise the option at any time until December 27, 2028, at which time the option automatically settled. The carrying value of the Option Agreement eliminates upon consolidation.
Effective August 11, 2020, as a result of the Exchange Agreement entered into by the parties on December 31, 2019 (discussed below), and the mutual agreement of the parties, the Option Agreement was automatically exercised under the provisions of the Option Agreement. As such, GWG Holdings received $57.5 million of Common Units at a price per unit equal to $12.50 per unit. The exercise of the Option Agreement has no impact on the Company’s condensed consolidated financial statements as it is eliminated in consolidation.
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

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In connection with such closing, BCC and AltiVerse executed and delivered a Consent and Joinder to the Amended and Restated Pledge and Security Agreement dated October 23, 2017 by and among GWG Holdings, GWG Life, Messrs. Jon and Steven Sabes and the Bank of Utah, which provides that the shares of GWG Holdings’ common stock acquired by BCC and AltiVerse pursuant to the Purchase and Contribution Agreement will continue to be pledged as collateral security for GWG Holdings’ obligations owing in respect of the L Bonds and Seller Trust L Bonds.
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
Preferred Series C Unit Purchase Agreement
On July 15, 2020, GWG Holdings entered into a Preferred Series C Unit Purchase Agreement (“UPA”) with Ben LP and BCH. The UPA was reviewed and approved by the Special Committee of the Board of Directors of GWG Holdings.
Pursuant to the UPA, and provided it has adequate liquidity, GWG Holdings has agreed to make capital contributions from time to time to BCH in exchange for Preferred Series C Unit accounts of BCH during a purchasing period commencing on the Effective Date and continuing until the earlier of (i) the occurrence of a Change of Control Event (as defined below) and (ii) the

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

mutual agreement of the parties (the “Purchasing Period”). A “Change of Control Event” shall mean (A) the occurrence of an event that results in GWG Holdings’ ownership of the fully diluted equity of Beneficient is less than 25%, the Continuing Directors (as defined below) of GWG Holdings cease to constitute a majority of the board of directors of GWG Holdings, or certain bankruptcy events occur with respect to GWG Holdings, and (B) the listing of Common Units on a national securities exchange (a “Public Listing”). The term “Continuing Directors” means, as of any date of determination, any member of the board of directors of GWG Holdings who: (1) was a member of the board of directors on December 31, 2019; or (2) was nominated for election or elected to the board of directors with the approval of a majority of the Continuing Directors who were members of the board of directors at the time of such nomination or election.
If, on or prior to the end of the Purchasing Period, a Public Listing occurs, the BCH Purchased Units shall be automatically exchanged for Common Units, or another unit of Beneficient, as the parties may mutually agree (the “Beneficient Units”), at the lower of (i) the volume-weighted average of the Beneficient Units for the 20 trading days following the Public Listing, and (ii) $12.75.
In addition, at any time following the Effective Date, all or some of the Preferred Series C Unit Accounts purchased under the UPA may be exchanged for Beneficient Units at the option of the Company (exercised by its Special Committee of the Board of Directors or, if such committee is no longer in place, the appropriate governing body of the Company); provided that, if Company exchanges less than all of the Preferred Series C Unit Accounts purchased under the UPA, then, immediately after giving effect to such exchange, the Company shall be required to continue to hold Preferred Series C Unit Accounts with a capital account that is at least $10 million. The exchange price for such Beneficient Units shall be determined by third-party valuation agents selected by GWG Holdings and Beneficient.
The Exchange Transaction, the Purchase and Contribution Transaction, the Investment and Exchange Agreements, and the UPA, are referred to collectively as the “Beneficient Transactions”.
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
Impaired loans include non-accrual loans and partially charged-off loans. The accrual of interest on impaired loans is discontinued when, in management’s opinion, doubt exists about the full collectability of principal and interest. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is charged against income. If the ultimate collectability of principal, wholly or partially, is in doubt, any payment received on a loan on which the accrual of interest has been suspended is applied to reduce principal first. Once all principal has been received, additional interest payments are recognized on a cash basis as interest income. Loans are returned to accrual status once collection of contractually required principal and interest is reasonably assured. At such time, the accrual of interest and amortization of any remaining discount shall resume. Any interest income that was applied to the principal balance is not reversed and is subsequently recognized as an adjustment to yield over the remaining life of the loan.
Allowance for Loan Losses — The allowance for loan losses is a valuation allowance for probable incurred credit losses in the portfolio. Management’s determination of the allowance is based upon an evaluation of the loan portfolio, impaired loans, economic conditions, volume, growth and composition of the collateral to the loan portfolio, and other risks inherent in the portfolio. Management applies risk factors to categories of loans and individually reviews all impaired loans above a de minimis threshold. Management relies heavily on statistical analysis, current net asset value (“NAV”) and distribution performance of the underlying alternative asset collateral and industry trends related to alternative asset investments to estimate losses. Management evaluates the adequacy of the allowance by reviewing relevant internal and external factors that affect credit quality. The cash flows generated from the collateral are the sole source of repayment of the loans and related interest. Beneficient recognizes the charge-off in the period in which it is confirmed. Therefore, impaired loans are written down to their estimated net present value.
Goodwill and Identifiable Intangible Assets — Goodwill and other identifiable intangible assets are initially recorded at their estimated fair values at the date of acquisition. Goodwill and other intangible assets having an indefinite useful life are not amortized for financial statement purposes. In the event that facts and circumstances indicate that the goodwill or other identifiable intangible assets may be impaired, an interim impairment test would be required. Intangible assets with finite lives are amortized over their useful lives. We perform required annual impairment tests of our goodwill and other intangible assets as of October 1 for our reporting units.
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

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Additionally, payments for issuances of L Bonds were previously combined with payments for redemptions of L Bonds in the condensed consolidated statements of cash flows. These payments are now presented separately within the cash flows from financing activities section. This change had no effect on the reported net cash flows provided by financing activities.
Newly Adopted Accounting Pronouncements — In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Goodwill, (Topic 350). This standard simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the new guidance, goodwill impairment loss will be measured on the basis of the fair value of the reporting unit relative to the reporting unit’s carrying amount rather than on the basis of the implied amount of goodwill relative to the goodwill balance of the reporting unit. ASU 2017-04 is effective for annual periods beginning after December 15, 2019, including interim periods within those periods, for public business entities. The Company adopted this ASU on January 1, 2020, and the adoption did not have a material impact on its condensed consolidated financial statements and related disclosures.

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
In March 2020, the SEC amended Regulation S-X to create Rules 13-01 and 13-02. These new rules reduce and simplify financial disclosure requirements for issuers and guarantors of registered debt offerings. Previously, with limited exceptions, a parent entity was required to provide detailed disclosures with regard to guarantors of registered debt offerings within the footnotes to the consolidated financial statements. Under the new regulations, disclosure exceptions have been expanded and required disclosures may be provided within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations rather than in the notes to the financial statements. Further, summarized financial information covering guarantor balance sheets and income statements are permitted, replacing the previously required condensed consolidating financial statements. Summarized financial information only needs be disclosed for the current fiscal year rather than all years presented in the financial statements as was previously required. The amendments were subsequently included in the FASB codification through the issuance of ASU No. 2020-09, Debt (Topic 470) in October 2020. The guidance will become effective for filings on or after January 4, 2021, with early adoption permitted. The Company elected to early adopt the new regulations during the second quarter of 2020. Our summarized guarantor financial information is now presented in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
ASU 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes (Topic 740), was issued in December 2019. The amendments in ASU 2019-12 eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, for public business entities. Early adoption is permitted, including adoption in any interim period. The Company is evaluating the impact of this ASU on its consolidated financial statements and disclosures.
ASU 2020-04, Reference Rate Reform (Topic 848) was issued in March 2020. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 can be applied by all entities as of the beginning of the interim period that includes March 12, 2020, or any date thereafter, and entities may elect to apply the amendments prospectively through December 31, 2022. The Company is evaluating the impact of this ASU on its consolidated financial statements and disclosures.
ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity was issued in August 2020. The amendments in ASU 2020-06 simplify the accounting for convertible instruments by removing major separation models and removing certain settlement condition qualifiers for the derivatives scope exception for contracts in an entity’s own equity, and simplify the related diluted net income per share calculation for both Subtopics. ASU 2020-06 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, for smaller reporting companies, as defined by the SEC. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is evaluating the impact of this ASU on its consolidated financial statements and disclosures.

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
The agents for the lender authorize the disbursements from these accounts. At September 30, 2020 and December 31, 2019, there was a balance of $16.0 million and $20.3 million, respectively, in these collection and payment accounts.
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
As a result of the change-of-control, GWG Holdings was required to remeasure its existing equity investment at fair value prior to consolidation. At December 31, 2019, GWG Holdings’ equity investment in Common Units had a carrying value of $368.6 million, prior to the additional investment noted above. GWG Holdings estimated the fair value of its preexisting investment in Ben LP to be approximately $622.5 million, resulting in the recognition of a gain, which is provisional, of $253.9 million during the fourth quarter of 2019. This gain was included in gain on consolidation of equity method investment in the Company’s consolidated statement of operations for the year ended December 31, 2019. This gain was partially offset by the remeasurement to fair value of the Commercial Loan Agreement between GWG Life and Ben LP and the Option Agreement between GWG Holdings and Ben LP, which resulted in a net loss of $4.2 million. The net gain on consolidation of equity method investment after remeasurement of these preexisting balances was $249.7 million. GWG Holdings’ proportionate share of the earnings or losses from Ben LP was recognized in earnings (loss) from equity method investment in the consolidated statement of operations from August 10, 2018 until December 31, 2019 (see Note 8 for further information) and was previously recorded on a one-quarter lag basis. In connection with the consolidation of Beneficient, the one-quarter lag was discontinued.

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
______________________________________________
(1)As a result of additional information obtained about the collateral value used in the valuation of the loan portfolio for certain collateral dependent loans, the Company recorded measurement period adjustments during the nine months ended September 30, 2020, which resulted in a decrease to loans receivable of $26.1 million with a corresponding adjustment to goodwill. The measurement period adjustments are comprised of $14.6 million during the three months ended March 31, 2020 and $11.5 million during the three months ended June 30, 2020.
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
Goodwill — The resulting excess of the overall enterprise value after deducting the fair values of assets acquired and liabilities assumed is recognized as goodwill. The goodwill recognized is the result of the inherent value associated with the assembled business after all separately identifiable assets acquired and liabilities assumed are deducted from the enterprise value. The excess estimated enterprise value of Beneficient over the fair value of its net assets is primarily attributable to the potentially large and underserved market that Beneficient is seeking to address, including the estimated demand from HNW individuals and STM size institutions seeking liquidity for their professionally managed alternative assets. None of the goodwill is expected to be deductible for income tax purposes. The goodwill is allocated to our Beneficient reporting unit.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The initial accounting for the estimates of equity values, which includes noncontrolling interests, the fair value of loans receivable, and any separately identifiable intangibles was based on the facts and circumstances that existed as of the acquisition date. Should management obtain new information during the measurement period, in addition to that discussed above, about facts and circumstances that existed at the acquisition date, further adjustments to the fair values assigned to these items could occur during the measurement period of up to one year from the acquisition date. Any such adjustment will result in corresponding adjustments to goodwill.
The following unaudited pro forma financial information presents the combined results of operations of GWG Holdings for the three and nine months ended September 30, 2019, as if the acquisition of Ben LP had occurred as of January 1, 2019 (in thousands, except per share data):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Total Revenue
Pro forma	$36,532	$123,242
As reported	22,211	71,439

Net Loss Attributable to Common Shareholders
Pro forma	$(26,761)	$(66,564)
As reported	(24,635)	(69,154)

Net Loss per Diluted Common Share
Pro forma	$(0.81)	$(2.02)
As reported	(0.75)	(2.09)
The unaudited pro forma financial information is presented for informational purposes only. It is not necessarily indicative of what our condensed consolidated results of operations actually would have been had the acquisition occurred at the beginning of each year, nor does it attempt to project the future results of operations of the combined company.
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
(5) Investment in Life Insurance Policies
The Company’s investments in life insurance policies include unobservable inputs that are significant to their overall fair value. Changes in the fair value of these policies, net of premiums paid, are recorded in gain (loss) on life insurance policies, net in our condensed consolidated statements of operations. Fair value is determined on a discounted cash flow basis that incorporates life expectancy assumptions generally derived from reports obtained from widely accepted life expectancy providers (other than insured lives covered under small face amount policies — those with $1.0 million in face value benefits or less — which utilize either a single fully underwritten, or simplified report based on self-reported medical interview), assumptions relating to cost-of-insurance (premium) rates and other assumptions. The discount rate we apply incorporates information about the discount rates observed in the life insurance secondary market through competitive bidding observations (which have recently declined for us as a result of our decreased purchase activity) and other means, fixed income market interest rates, the estimated credit exposure to the insurance companies that issued the life insurance policies and management’s estimate of the operational risk yield premium a purchaser would require to receive the future cash flows derived from our portfolio as a whole. Management has significant discretion regarding the combination of these and other factors when determining the discount rate. As a result of management’s analysis, a discount rate of 8.25% was applied to our portfolio as of both September 30, 2020 and December 31, 2019.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Portfolio Information
Our portfolio of life insurance policies, owned by our subsidiaries as of September 30, 2020, is summarized below:
Life Insurance Portfolio Summary

Total life insurance portfolio face value of policy benefits (in thousands)	$1,921,067
Average face value per policy (in thousands)	$1,777
Average face value per insured life (in thousands)	$1,913
Weighted average age of insured (years)	82.9
Weighted average life expectancy estimate (years)	6.9
Total number of policies	1,081
Number of unique lives	1,004
Demographics	74% Male; 26% Female
Number of smokers	43
Largest policy as % of total portfolio face value	0.7%
Average policy as % of total portfolio face value	0.1%
Average annual premium as % of face value	3.7%
A summary of our policies organized according to their estimated life expectancy dates, grouped by year, as of the reporting date, is as follows (dollars in thousands):

	As of September 30, 2020			As of December 31, 2019
Years Ending December 31,	Number of Policies	Estimated Fair Value	Face Value	Number of Policies	Estimated Fair Value	Face Value
Three months ending December 31, 2020	3	$3,351	$3,375	8	$5,869	$6,342
2021	25	24,270	28,848	55	62,061	79,879
2022	66	67,724	93,448	90	89,074	138,723
2023	114	114,510	184,202	128	123,352	222,369
2024	118	126,943	228,041	109	103,111	217,053
2025	111	86,759	194,267	113	74,223	171,961
Thereafter	644	363,703	1,188,886	648	338,349	1,184,646
Totals	1,081	$787,260	$1,921,067	1,151	$796,039	$2,020,973
We recognized life insurance benefits of $39.8 million and $27.5 million during the three months ended September 30, 2020 and 2019, respectively, related to policies with a carrying value of $13.5 million and $6.6 million, respectively, and as a result recorded realized gains of $26.3 million and $20.8 million, respectively. We recognized life insurance benefits of $105.2 million and $80.9 million during the nine months ended September 30, 2020 and 2019, respectively, related to policies with a carrying value of $32.3 million and $20.7 million, respectively, and as a result recorded realized gains of $72.9 million and $60.2 million, respectively. The aforementioned carrying value, which represents the aggregate cost basis in the policies that matured during the period, is considered a return of investment within the investing section of the condensed consolidated statements of cash flows. Changes in fair value of policies and the other components of the net gain on life insurance policies, as detailed below, are included in the operating section of the condensed consolidated statements of cash flows.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A reconciliation of gain (loss) on life insurance policies is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Change in estimated probabilistic cash flows(1)	$14,723	$17,908	$47,923	$52,161
Unrealized gain on acquisitions(2)	—	472	—	6,775
Premiums and other annual fees	(18,235)	(17,219)	(53,060)	(49,055)
Face value of matured policies	39,803	27,470	105,194	80,927
Fair value of matured policies	(22,169)	(10,839)	(56,702)	(31,590)
Gain on life insurance policies, net	$14,122	$17,792	$43,355	$59,218
___________________________________________
(1)Change in fair value of expected future cash flows relating to our investment in life insurance policies that are not specifically attributable to changes in life expectancy, discount rate changes or policy maturity events.
(2)Gain resulting from fair value in excess of the purchase price for life insurance policies acquired during the reporting period. There were no policy acquisitions during the three or nine months ended September 30, 2020.
Estimated premium payments and servicing fees required to maintain our current portfolio of life insurance policies in force for the next five years, assuming no mortalities, are as follows (in thousands):

Years Ending December 31,	Premiums	Servicing	Total
Three months ending December 31, 2020	$13,088	$405	$13,493
2021	78,959	1,620	80,579
2022	91,220	1,620	92,840
2023	102,859	1,620	104,479
2024	112,033	1,620	113,653
2025	124,556	1,620	126,176
	$522,715	$8,505	$531,220
Management funds the majority of the premium payments and servicing fees estimated above from cash flows realized from life insurance policy benefits, and to the extent necessary, with additional borrowing capacity created as the premiums and servicing costs of pledged life insurance policies become due, under the LNV Credit Facility and the net proceeds from our offering of L Bonds as described in Note 10. Management funds premiums and servicing costs of non-pledged life insurance policies with cash flows realized from life insurance policy benefits from our portfolio of life insurance policies and net proceeds from our offering of L Bonds. The proceeds of these capital sources are used for: additional allocations to Beneficient; policy premiums and servicing costs of life insurance policies; working capital; and financing expenditures including paying principal, interest and dividends.
(6) Loans Receivable
Beneficient Loans Receivable
Loans receivable held by the Company as of September 30, 2020 and December 31, 2019, were originated primarily through the initial capitalization transactions of Beneficient in 2017 and 2018. These loans are collateralized by the cash flows from the portfolio of alternative assets held in the custody of certain trusts of the ExAlt Plan™. The outstanding principal balance was $460.6 million and $425.9 million as of September 30, 2020 and December 31, 2019, respectively, which included $200.6 million and $154.7 million of inception-to-date interest income paid-in-kind, respectively.
Components of the carrying value of loans receivable were as follows for the periods presented below (in thousands):

	September 30, 2020	December 31, 2019
Loans receivable, net of discount	$229,961	$232,344
Allowance for loan losses	(2,914)	—
Loans receivable, net	$227,047	$232,344

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
The following table reflects the fair value of non-PCI and PCI loans as of December 31, 2019, the date of the change-of control (in thousands):

Fair value of non-PCI loans	$86,436

Fair value of PCI loans	$145,908
The fair values above do not include the downward measurement period adjustments totaling $26.1 million discussed in Note 4.
The following table reflects the outstanding principal balance and carrying amounts of the non-PCI loans (in thousands):

	September 30, 2020		December 31, 2019
	Carrying Value	Unpaid Balance	Carrying Value	Unpaid Balance
Loans receivable	$93,625	$140,997	$86,436	$129,304
The following table reflects the outstanding principal balance and carrying amounts of the PCI loans (in thousands):

	September 30, 2020		December 31, 2019
	Carrying Value	Unpaid Balance	Carrying Value	Unpaid Balance
Loans receivable	$133,422	$319,607	$145,908	$296,627
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
The following table presents a rollforward of the accretable yield for the three and nine months ended September 30, 2020 (in thousands):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Balance, beginning of period	$66,383	$89,647
Accretion	(7,899)	(22,863)
Decrease in accretable yield(a)	—	(8,300)
Balance, end of period	$58,484	$58,484
___________________________________________
(a)Includes changes in the accretable yield due to both transfers from the nonaccretable difference and the impact of changes in the expected timing of cash flows.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The changes in the allowance for loan losses for the three and nine months ended September 30, 2020 are as follows (in thousands):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Beginning balance	$7,900	$—
(Recapture) provision	(4,986)	2,914
Charge-offs and other, net	—	—
Ending balance	$2,914	$2,914
As of September 30, 2020, the allowance for loan losses was $2.9 million, $2.3 million of which was related to PCI loans. There were no net charge-offs related to PCI loans during the three and nine months ended September 30, 2020.
During the three months ended September 30, 2020, a loan loss provision recapture of $5.0 million was recorded, all of which was related to PCI loans. The quarter-to-date loan loss provision recapture was due to an increase in expected cash flows from the underlying collateral for certain PCI loans. During the nine months ended September 30, 2020, a loan loss provision expense of $2.9 million was recorded, $2.3 million of which was related to PCI loans. The year-to-date loan loss provision expense was primarily due to a decrease in expected cash flows.
As a result of the push-down accounting described in Note 4, the loans were recorded at fair value and there was no carryover allowance for loan losses recorded as of December 31, 2019.
Promissory Note-LiquidTrusts
On May 31, 2019, GWG Life entered into a Promissory Note (the “Promissory Note”), made by Jeffrey S. Hinkle and Dr. John A. Stahl, not in their individual capacity but solely as trustees of The LT-1 LiquidTrust, The LT-2 LiquidTrust, The LT-5 LiquidTrust, The LT-7 LiquidTrust, The LT-8 LiquidTrust and The LT-9 LiquidTrust (collectively, the “LiquidTrust Borrowers”). Pursuant to the terms of the Promissory Note, GWG Life funded a term loan to the LiquidTrust Borrowers in an aggregate principal amount of $65.0 million (the “Loan”). The Loan was made pursuant to GWG Holdings’ strategy to further diversify into alternative assets (beyond life insurance) and ancillary businesses and was intended to better position Beneficient’s balance sheet, working capital and liquidity profile to satisfy anticipated Texas Department of Banking regulatory requirements. The Loan bears interest at 7.0% per annum, with interest payable at maturity, and matures on June 30, 2023.
The loan is reported in financing receivables from affiliates in the consolidated balance sheets and included accrued interest receivable of $2.2 million as of December 31, 2019. There was no allowance for loan losses related to the Promissory Note as of December 31, 2019.
On September 30, 2020, GWG Holdings, GWG Life, BCH, Ben LP, BCC, and the LiquidTrust Borrowers entered into an agreement (the “Promissory Note Repayment”) by which the parties agreed to repay the Promissory Note and any related accrued interest for a $75.0 million Preferred Series C Unit Account (the “Preferred C”) of BCH that Ben LP issued to the LiquidTrust Borrowers for no consideration; however, the transaction ultimately increased the value of the collateral of Beneficient's loan portfolio. The $75.0 million of Preferred C received by GWG Life was transferred to GWG Holdings upon execution of the Promissory Note Conversion, which increased GWG Holdings’ ownership percentage in Beneficient. As part of the agreement, if Beneficient has not received a trust charter as of the one-year anniversary of the Promissory Note Conversion, or if no trust charter filing is still pending or in the process of being refiled, GWG Holdings would receive an additional $5.0 million of Preferred C. The outstanding balance of the Promissory Note on September 30, 2020, immediately prior to the transaction, with accrued and unpaid interest thereon, was $70.6 million.
As a result of the change in ownership while GWG Holdings retained a controlling interest, a rebalancing of the noncontrolling interests was performed in accordance with ASC 810-10. Ultimately, the transaction resulted in a $26.3 million decrease to noncontrolling interests based on the rebalancing of equity performed as a result of GWG Holdings’ receipt of additional Preferred C, a $70.6 million decrease to financing receivables from affiliates, and a resulting $44.3 million decrease to additional paid-in-capital in GWG Holdings’ condensed consolidated financial statements. The Preferred C that was received by GWG Holdings is eliminated in consolidation.

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

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Financial instruments measured at fair value on a recurring basis
The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, on September 30, 2020 and December 31, 2019 are presented below (in thousands).

	As of September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investments in put options	$11,584	$—	$—	$11,584
Investments in life insurance policies	—	—	787,260	787,260

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Investments in life insurance policies	$—	$—	$796,039	$796,039

The following is a description of the valuation methodologies used for financial instruments measured at fair value on a recurring basis:
Investment in put options
On July 17, 2020, Beneficient, through its subsidiary CT Risk Management, L.L.C., made aggregate payments of $14.8 million to purchase put options against a decrease in the S&P 500 Index. The options have an aggregate notional amount of $300.0 million and are designed to protect the net asset value of the interests in alternative assets that collateralize Beneficient’s loan portfolio against market risk. One-half of the put options expire in July 2022 with the remaining put options expiring in July 2023. Changes in the fair value of the options are recognized directly in earnings. The fair value of the options is recorded in the other assets line item of the condensed consolidated balance sheets, and changes in the fair value of the options are recognized directly in earnings in the other income (loss) line item of the condensed consolidated statements of operations.
Investments in life insurance policies
The estimated fair value of our portfolio of life insurance policies is determined on a quarterly basis by management taking into consideration a number of factors, including changes in discount rate assumptions, estimated premium payments and life expectancy estimate assumptions, as well as any changes in economic and other relevant conditions. The discount rate incorporates information about discount rates observed in the life insurance secondary market through competitive bidding observations (which have declined recently as a result of our decreased purchase activity) and other means, fixed income market interest rates, the estimated credit exposure to the insurance company that issued the life insurance policy and management’s estimate of the operational risk yield premium a purchaser would require to receive the future cash flows derived from our portfolio as a whole. Management has significant discretion regarding the combination of these and other factors when determining the discount rate.
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

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table reconciles the beginning and ending fair value of our Level 3 investments in our portfolio of life insurance policies (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning balance	$794,706	$799,266	$796,039	$747,922
Total gain in earnings(1)	6,021	14,181	23,476	48,031
Purchases	—	711	—	32,250
Settlements(2)	(13,467)	(6,640)	(32,255)	(20,685)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Ending balance	$787,260	$807,518	$787,260	$807,518
_________________________________________
(1)Net change in fair value
(2)Policy maturities at initial cost basis
The net activity in the table above is reported in gain on life insurance policies, net, in the condensed consolidated statements of operations.
There have been no transfers between levels for any assets or liabilities recorded at fair value on a recurring basis or any changes in the valuation techniques used for measuring the fair value as of September 30, 2020 and December 31, 2019. The following table provides quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s Level 3 fair value assets:

	As of September 30, 2020	As of December 31, 2019
Weighted-average age of insured, years*	82.9	82.4
Age of insured range, years	63-100	62-101
Weighted-average life expectancy, months*	82.8	86.2
Life expectancy range, months	0-240	0-240
Average face amount per policy (in thousands)	$1,777	$1,756
Discount rate	8.25%	8.25%
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

	Change in Life Expectancy Estimates
	Minus 8 months	Minus 4 months	Plus 4 months	Plus 8 months
September 30, 2020	$98,909	$46,028	$(62,483)	$(115,452)
December 31, 2019	$113,812	$57,753	$(55,905)	$(111,340)
	Change in Discount Rate
	Minus 2%	Minus 1%	Plus 1%	Plus 2%
September 30, 2020	$84,613	$40,314	$(36,802)	$(70,497)
December 31, 2019	$91,890	$43,713	$(39,790)	$(76,118)

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Financial instruments measured at fair value on a non-recurring basis
There were no assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2020. As of December 31, 2019, Beneficient’s assets and liabilities were recorded at fair value in the consolidated balance sheet due to the application of purchase accounting in accordance with ASC 805 as described in Note 4.
Carrying amounts and estimated fair values
The Company is required to disclose the estimated fair value of financial instruments, whether or not recognized in the condensed consolidated balance sheets, for which it is practicable to estimate those values. These fair value estimates are determined based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or the price at which a liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, estimates of fair values are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. Nonfinancial instruments are excluded from disclosure requirements.
The carrying amounts and estimated fair values of the Company’s financial instruments not recorded at fair value were as noted in the tables below (in thousands).

	As of September 30, 2020
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Financial assets:
Cash, cash equivalents and restricted cash	1	$109,756	$109,756
Life insurance policy benefits receivable, net	1	36,418	36,418
Loans receivable, net of allowance for loan losses and discount	3	227,047	257,764
Fees receivable	1	31,571	31,571
Financial liabilities:
Senior credit facility	2	$203,907	$213,117
L Bonds and Seller Trust L bonds	2	1,521,411	1,638,227
Other borrowings	2	100,178	101,368
Other liabilities	1	57,056	57,056

	As of December 31, 2019
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Financial assets:
Cash, cash equivalents and restricted cash	1	$99,331	$99,331
Life insurance policy benefits receivable, net	1	23,031	23,031
Loans receivable, net of allowance for loan losses and discount	3	232,344	232,344
Fees receivable	1	29,168	29,168
Financing receivables from affiliates	2	67,153	59,608
Financial liabilities:
Senior credit facility with LNV Corporation	2	$174,390	$184,587
L Bonds and Seller Trust L Bonds	2	1,293,530	1,390,288
Other borrowings	2	153,086	153,086
Other liabilities	1	44,352	44,352
Other liabilities is comprised of the interest and dividends payable and accounts payable and accrued expenses line items on the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019.

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
The following table includes a rollforward of the equity method investment in FOXO (in thousands):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Beginning balance	$7,773	$1,761
Contributions	3,884	13,051
Loss on equity method investment	(1,431)	(4,279)
Other	10	(297)
Ending balance	$10,236	$10,236
In accordance with the operating agreement of FOXO, as of September 30, 2020, GWG Holdings is committed to contribute an additional $5.0 million to the entity through October 2021. Our investment in the membership interest of FOXO is presented in other assets in our condensed consolidated balance sheets. Our proportionate share of earnings or losses from our investee is recognized in earnings (loss) from equity method investments in our condensed consolidated statements of operations.
The Beneficient Company Group, L.P.
During 2018, we acquired 40,505,279 million Common Units for a total limited partnership interest in the Common Units of approximately 89.9% as of December 31, 2018. On June 12, 2019, we acquired an additional 1,000,000 Common Units from a third party for a cash investment of $10.0 million.
Prior to December 31, 2019, our investment in Common Units was presented in equity method investment on our condensed consolidated balance sheets. Our proportionate share of earnings or losses from our investee was recognized in earnings (loss) from equity method investments in our condensed consolidated statements of operations. We recorded our share of the earnings or loss of Beneficient through September 30, 2019, on a one-quarter lag.
On December 31, 2019, we obtained control of Beneficient and consolidated Beneficient as of that date in accordance with ASC 805, Business Combinations. See Note 4 for further information on the business combination. In connection with the consolidation, we discontinued the one-quarter reporting lag.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Pre-consolidation financial information after the elimination of any intercompany transactions pertaining to Beneficient is summarized in the table below (in thousands):

	Three Months Ended June 30, 2019		Nine Months Ended June 30, 2019
Total revenues	$28,151		$69,262
Net loss	9,696		(36,345)
Net gain (loss) attributable to Ben LP common unitholders	1,080		(11,439)
GWG portion of net earnings (loss)	956	(1)	(371)	(2)
_____________________________________________
1.Our portion of Beneficient’s net earnings (loss) from March 31, 2019 to June 30, 2019. This amount was recognized during the three months ended September 30, 2019.
2.Our portion of Beneficient's net earnings (loss) from October 1, 2018 to June 30, 2019. This amount was recognized during the nine months ended September 30, 2019.
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
VIEs for which the Company is the Primary Beneficiary
On March 20, 2020, CT Risk Management, LLC (“CT”) was created as a Delaware limited liability company to reduce the impact of a potential market downturn on the alternative assets used to collateralize receivables held by Beneficient by distributing any potential profits to the Collective Trusts thereby offsetting any reduction in the value of the alternative assets. The LLC agreement was amended and restated on April 16, 2020. There was no activity of CT until July 2020 when Beneficient made a capital contribution of $14.8 million, which was used to purchase the put options reflected in the condensed consolidated balance sheet as of September 30, 2020.
CT is considered a VIE as the at-risk equity holder, Beneficient, does not have all of the characteristics of a controlling financial interest due to Beneficient’s receipt of returns being limited to its initial investment in CT. The Company concluded that Beneficient is the primary beneficiary of CT as it has the power to direct the most significant activities and has an obligation to absorb potential losses of CT. Accordingly, the results of CT are included in the Company’s condensed consolidated financial statements.
As of September 30, 2020, the condensed consolidated balance sheets include assets of this consolidated VIE with a carrying value of $11.6 million, which is recorded in the other assets line item. Additionally, the Company recorded a $3.2 million loss on investment for the three and nine months ended September 30, 2020, which is reported in the other income (loss) line item of the condensed consolidated statements of operations.
VIEs for which the Company is Not the Primary Beneficiary
We determined that the LiquidTrust Borrowers are VIEs, but that we are not the primary beneficiary of these VIEs. We do not have the power to direct any activities of the LiquidTrust Borrowers that most significantly impact the Borrower’s economic performance. The Company’s exposure to risk of loss in the LiquidTrust Borrowers is limited to its financing receivable from the LiquidTrust Borrowers.
The Company also determined that certain other trusts included within the ExAlt PlanTM used in connection with Beneficient’s operations are VIEs, but that we are not the primary beneficiary of these VIEs. The Company does not have both the power to direct the most significant activities of the trusts and the obligation to absorb losses or right to receive benefits that could potentially be significant to the trusts. The Company’s investments in the trusts are carried in loans receivable in the condensed consolidated balance sheets. The Company’s exposure to risk of loss was determined as the amortized cost of the loans to the trusts, any earned but unpaid fees or expenses plus any remaining potential contributions for unfunded capital commitments and cash reserve commitments.

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
The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs (in thousands):

	September 30, 2020		December 31, 2019
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
Loans receivable	$227,047	$293,847	$232,344	$335,255
Financing receivables from affiliates	—	—	67,153	67,153
Equity method investment	10,236	15,236	1,761	19,661
Accounts payable and accrued expenses	(2,583)	—	(2,515)	—
Total	$234,700	$309,083	$298,743	$422,069

(10) Debt
Senior Credit Facility with LNV Corporation
On November 1, 2019, DLP IV entered into a second amended and restated senior credit facility with LNV Corporation, as lender, and CLMG Corp., as the administrative agent on behalf of the lenders under the agreement, which replaced the amended and restated senior credit facility dated September 27, 2017 that previously governed DLP IV’s senior credit facility. The LNV Credit Facility makes available a total of up to $300.0 million in credit to DLP IV with a maturity date of September 27, 2029. Subject to available borrowing base capacity, additional advances are available under the LNV Credit Facility at the LIBOR rate described below. Such advances are available to pay the premiums and servicing costs of pledged life insurance policies as such amounts become due. Interest will accrue on amounts borrowed under the LNV Credit Facility at an annual interest rate, determined as of each date of borrowing or quarterly if there is no borrowing, equal to (a) the greater of 1.50% or 12-month LIBOR, plus (b) 7.50% per annum. The effective rate at September 30, 2020 was 9.00%. Interest payments are made on a quarterly basis.
Under the LNV Credit Facility, DLP IV has granted the administrative agent, for the benefit of the lenders under the agreement, a security interest in all of DLP IV’s assets.
In conjunction with entering into the LNV Credit Facility, DLP IV pledged life insurance policies having an aggregate face value of approximately $298.3 million as additional collateral and received an advance of approximately $37.1 million (inclusive of certain fees and expenses incurred in connection with the negotiation and entry into the LNV Credit Facility). We were in compliance with all covenants of the LNV Credit Facility at September 30, 2020, and continue to be as of the date of this filing.
As of September 30, 2020, approximately 76.9% of the total face value of our life insurance policies portfolio is pledged to LNV Corporation. The principal amount outstanding under this facility was $213.1 million and $184.6 million at September 30, 2020 and December 31, 2019, respectively. There were unamortized deferred financing costs of $9.2 million and $10.2 million as of September 30, 2020 and December 31, 2019, respectively. Obligations under the LNV Credit Facility are secured by a security interest in DLP IV’s assets, for the benefit of the lenders, through an arrangement under which Wells Fargo Bank, N.A. serves as securities intermediary. The life insurance policies owned by DLP IV do not serve as direct collateral for the obligations of GWG Holdings under the L Bonds and Seller Trust L Bonds. The difference between the amount outstanding and the carrying amount on our condensed consolidated balance sheets is due to netting of unamortized debt issuance costs.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

L Bonds
We began publicly offering and selling L Bonds in January 2012 under the name “Renewable Secured Debentures”. These debt securities were re-named “L Bonds” in January 2015. L Bonds were publicly offered and sold on a continuous basis under a registration statement permitting us to sell up to $1.0 billion in principal amount of L Bonds through January 2018. On December 1, 2017, a registration statement relating to an additional public offering was declared effective permitting us to sell up to an additional $1.0 billion in principal amount of L Bonds on a continuous basis through December 2020. We reached the maximum capacity on this offering during the third quarter of 2020.
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
We were in compliance with the covenants of the indenture at September 30, 2020, and as of the date of this filing.
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
At September 30, 2020 and December 31, 2019, the weighted-average interest rate of our outstanding L Bonds was 7.22% and 7.15%, respectively. The principal amount of L Bonds outstanding was $1.2 billion and $0.9 billion at September 30, 2020 and December 31, 2019, respectively. The difference between the amount of outstanding L Bonds and the carrying amount on our condensed consolidated balance sheets is due to netting of unamortized deferred issuance costs, cash receipts for new issuances and payments of redemptions in process. Amortization of deferred issuance costs was $4.3 million and $3.2 million for the three months ended September 30, 2020 and 2019, respectively. Amortization of deferred issuance costs was $12.4 million and $9.2 million for the nine months ended September 30, 2020 and 2019, respectively. Future expected amortization of deferred financing costs as of September 30, 2020 is $45.8 million in total over the next seven years.
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
The principal amount of Seller Trust L Bonds outstanding was $366.9 million at both September 30, 2020 and December 31, 2019.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Other Borrowings
As of September 30, 2020 and December 31, 2019, Beneficient had borrowings that consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
First Lien Credit Agreement	$27,373	$77,477
Second Lien Credit Agreement	72,245	72,184
Other borrowings	2,606	2,538
Unamortized debt premiums (discounts)	(2,046)	887
Total Other Borrowings	$100,178	$153,086
Beneficient First and Second Lien Credit Agreement
On May 15, 2020, Beneficient executed a Term Sheet with its lender to amend its then senior credit agreement and subordinated credit agreement. The resulting Second Amended and Restated First Lien Credit Agreement and Second Amended and Restated Second Lien Credit Agreement (collectively, the “Second Amendments”) was executed on August 13, 2020, with terms and conditions substantially consistent with the Term Sheet, as further described below. Prior to the execution of the Second Amendments, other amendments extended the June 30, 2020 maturity dates of both loans to August 13, 2020, while Beneficient and the lender finalized the amended and restated credit agreements. Additional agreements were entered into on June 10, 2020, and on June 19, 2020, consistent with the Term Sheet, whereby Beneficient agreed to repay $25.0 million of the then outstanding principal balance and pay an extension fee of 2.5% of the outstanding aggregate principal balance of the loans, calculated after the $25.0 million repayment, on July 15, 2020. A total of $28.6 million was paid on July 15, 2020, which included the $25.0 million principal payment, related accrued interest thereon, and the extension fee described above.

GWG Holdings, GWG Life, and a newly formed entity, DLP V, have also entered into the credit agreements with respect to provisions related to the potential future assumption of the loans by DLP V as described below. The amendments extend the maturity date of both loans to April 10, 2021, and increase the interest rate on each loan to 1-month LIBOR plus 8.0%, with a maximum interest rate of 9.5%. The loans are payable in three installments of $25.0 million on each of September 10, 2020, December 10, 2020, and March 10, 2021, with the remaining balance payable on April 10, 2021. Through September 30, 2020, all principal and interest due under the Second Amendments have been paid.

The amendments provide for the assumption of the loans by DLP V pursuant to a Third Amended and Restated First Lien Credit Agreement, upon satisfaction of certain conditions precedent, including the issuance of Beneficient’s trust company charters by the Texas Department of Banking. The amendments provide that DLP V will receive Preferred C interests in exchange for assuming Beneficient’s amended loans in an amount equal to 110% of the then outstanding loan balance. Upon assumption of the loans, the lender will receive a fee of 2.0% of the then outstanding balance of the loans. Furthermore, upon assumption of the loans, the Commercial Loan Agreement between GWG Life and Beneficient will be assumed by GWG Life USA, LLC, a wholly owned subsidiary of GWG Holdings, in exchange for Class A Subclass A-2 Units of BCH equivalent to the outstanding principal balance of the debt evidenced by the Commercial Loan Agreement. In connection with the assumption of the loans by DLP V, the lender will be granted a security interest in the Preferred Series A Subclass 1 Unit Accounts of BCH held by GWG Life and the life insurance policies held by DLP V, which are to be contributed to DLP V from GWG Life Trust.

In connection with the agreement by DLP V to assume the loans upon the issuance of Beneficient's trust company charters, (i) the lender will be permitted to make capital contributions of up to $152.0 million in exchange for a Preferred Series A Subclass 1 Unit Account of BCH for an equal amount of cash for two years after the assumption of the loans; should the lender elect to make such a capital contribution, GWG Holdings or one of its subsidiaries will be allowed to exchange an amount of Preferred C into Preferred Series A Subclass 1 Unit Accounts or contribute cash for Preferred Series A Subclass 1 Unit Accounts, in certain circumstances, in order to maintain its relative ownership percentage of the Preferred Series A Subclass 1 Unit Accounts; (ii) BHI, which owns a majority of the Class S Ordinary Units, Preferred Series A Subclass 1 Unit Accounts, and FLP Subclass 1 Unit Accounts issued by BCH, will grant certain tax-related concessions related to the transaction to the lender as may be mutually agreed upon between the parties, and (iii) in exchange for the tax-related concessions to be agreed between the parties, (a) 5% of BHI’s Preferred Series A Sub Class 1 Unit Account, which will be held by the lender, may convert, upon delivery of notice by BHI or its designee, to a Preferred A.0 Unit Account of BCH, and (b) recipients of a grant of Preferred Series A Subclass 1 Unit Accounts from BHI will have the right to put an amount of Preferred Series A Subclass 1 Unit

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Accounts to Beneficient equal to any associated tax liability stemming from any such grant; provided that the aggregated associated tax liability shall not relate to more than $30 million of grants of Preferred Series A Subclass 1 Unit Accounts from BHI; and provided, further, that such a put cannot be exercised prior to July 1, 2021. There has been no liability recorded for the put right as of September 30, 2020, as the transfer of Preferred Series A Subclass Unit Accounts has not occurred.

The amended loan terms and ancillary documents contain covenants that (i) prevent Beneficient from issuing any securities senior to the Preferred Series A Subclass 1 or Preferred A.0 Unit Accounts; (ii) prevent Beneficient from incurring additional debt or borrowings greater than $10.0 million, other than trade payables, while the loans are outstanding; (iii) prevent, without the written consent of the lender, GWG Life Trust or DLP V from selling, transferring or otherwise disposing any of the life insurance policies held by GWG Life Trust as of May 15, 2020, except that life insurance policies may be sold, transferred, or otherwise disposed of, provided that concurrent with the assumption of the loans by DLP V, a prepayment of the loans would be required, if necessary, to maintain certain loan-to-value percentages, after giving effect to such sale, transfer or disposal; and (iv) prevent, without the written consent of the lender, GWG Holdings from selling, transferring, or otherwise disposing of any Preferred Series A Subclass 1 Unit Accounts held as of May 15, 2020, other than to DLP V. These covenants are materially similar to the terms under the Third Amended and Restated First Lien Credit Agreement once assumed by DLP V. As of September 30, 2020, Beneficient was in compliance with all covenants.
The assumption set forth in the amendments are subject to, among other things, the satisfaction of certain closing conditions, some of which may be outside of the parties’ control. These loans are not currently guaranteed by GWG.
Beneficient's additional borrowings as detailed in the table above mature in 2023 and 2024.
(11) Stockholders’ Equity
GWG Holdings Equity
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
Pursuant to the Exchange Agreement described in Note 1, commencing on December 31, 2019, holders of Ben LP Common Units have the right to exchange their Common Units for common stock of GWG Holdings. The exchange ratio in the Exchange Agreement is based on the ratio of the capital account associated with the Common Units to be exchanged to the market price of the common stock of GWG Holdings based on the volume weighted average price of GWG Holdings’ common stock for the five consecutive trading days prior to the quarterly exchange date. No Ben LP Common Units have been exchanged for common stock of GWG Holdings through September 30, 2020.
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

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table includes information about the stock repurchase program for the nine months ended September 30, 2019 (dollar amounts in thousands, except per share data):

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
Beneficient Equity
As of September 30, 2020, BCH, a consolidated subsidiary of Ben LP, has issued general partnership Class A Units (Subclass A-1 and A-2), Class S Ordinary Units, Class S Preferred Units, FLP Units (Subclass 1 and Subclass 2), Preferred Series A Subclass 1 Unit Accounts, Preferred Series A Subclass 2 Unit Accounts, and Preferred Series C Unit Accounts. The Preferred Series A Subclass 0 Unit Accounts were created under the 5th Amended and Restated LPA; however, none have been issued as of September 30, 2020. The 5th Amended and Restated LPA of BCH governs the terms of these equity securities.
Common Units
As of September 30, 2020 and December 31, 2019, Beneficient has a total of 48,749,630 and 44,146,623 Common Units issued and outstanding, respectively. As of September 30, 2020 and December 31, 2019, GWG owns 46,887,963 and 42,171,946, Common Units, respectively, which are eliminated in consolidation. The remaining issued and outstanding Common Units are recorded in the condensed consolidated balance sheet in the noncontrolling interests line item.
Preferred Series A Subclass 0 (Noncontrolling Interests)
On July 15, 2020, BCH, a consolidated subsidiary of Ben LP, amended its limited partnership agreement in a 5th Amended and Restated LPA, which created a new subclass of Preferred Series A Unit Accounts, the Preferred A.0.
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
In 2019, Preferred Series A Subclass 1 Unit Account holders signed an agreement to forbear the right to receive an annualized preferred return in excess of a rate determined materially consistent with the methodology below until, initially, the earlier of December 31, 2019 or three months following the issuance of the limited trust association charters by the Texas Department of Banking. The charters from the Texas Department of Banking were not issued as of December 31, 2019. In 2020, this forbearance agreement was extended through September 30, 2020.

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
•1.25% if annualized revenues are greater than $135 million but equal to or less than $140 million; and
•If over $140 million, the preferred return calculation is based on a fraction (i) the numerator of which is (A) the positive percentage rate change, if any, to the seasonally adjusted CPI-U covering the period from the date of the last allocation of profits to such holders, plus (B) (x) 2% prior to an Initial Public Offering (as defined in the BCH LPA) by Ben and (y) 3% thereafter, and (ii) the denominator of which is one minus the highest effective marginal combined U.S. federal, state and local income tax rate in effect as of the beginning of the fiscal quarter for which such determination is being made for an individual resident in New York City, New York, assuming (1) that the aggregate gross income allocable with respect to the quarterly preferred return for such fiscal year will consist of the same relative proportion of each type or character (e.g., long term or short term capital gain or ordinary or exempt income) of gross income item included in the aggregate gross income actually allocated in respect of the quarterly preferred return for the fiscal year reflected in the BCH's most recently filed Internal Revenue Service Form 1065 and (2) any state and local income taxes are not deductible against U.S. federal income tax.
The definition of Initial Public Offering includes an event, transaction or agreement pursuant to which the Common Units are convertible or exchangeable into equity securities listed on a national securities exchange or quotation in an automated quotation system.
No amounts have been paid to the Preferred Series A Subclass 1 Unit Account holders related to the preferred return from inception through September 30, 2020. In connection with the issuance of Preferred Series A Subclass 2 Units as part of the Option Agreement, the preferred return of Preferred Series A Subclass 1 Unit Account holders is reduced by the preferred return allocated to the Preferred Series A Subclass 2 Units during the period the Option Agreement remains outstanding. Additionally, certain Preferred Series A Subclass 1 Unit Account holders agreed to be specially allocated any income or losses associated with the Beneficient Management Partners, L.P. Equity Incentive Plan and certain other costs.

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
The Preferred Series A Subclass 1 Unit Accounts are recorded in the condensed consolidated balance sheet in the redeemable noncontrolling interest line item.
Preferred Series C Unit Accounts
The 5th Amended and Restated LPA also created a new class of preferred equity, the Preferred Series C Unit Accounts. The Preferred Series C Unit Accounts are non-participating and convertible on a basis consistent with the UPA discussed in Note 1. Account holders are entitled to a compounded quarterly preferred return based on a fraction, the numerator of which is (a) the sum of an inflation adjustment amount, plus (1) 0.5% prior to the initial public listing and (2) 0.75% following the initial public listing, and the denominator of which is (b) 1 minus the means of the highest effective marginal combined U.S. federal, state and local income tax rate (including the rate of taxes under Section 1411 of the Code) for a Fiscal Year prescribed for an individual resident in New York, New York (taking into account (a) the nondeductibility of expenses subject to the limitations described in Sections 67 and 68 of the Code and (b) the character (e.g., long-term or short-term capital gain or ordinary or exempt income) of the applicable income, but not taking into account the deductibility of state and local income taxes for U.S. federal income tax purposes), based on the Partnership’s most recently filed IRS form 1065.
BCH calculates two Preferred Series C Unit Accounts capital accounts: the Liquidation Capital Account and the Conversion Capital Account. In calculating the Conversion Capital Account, the Preferred Series C Unit Accounts are allocated profits and losses junior to the Preferred Series A Unit Accounts. In calculating the Liquidation Capital Account, the Preferred Series C Unit Accounts are allocated profits and losses pari passu with the Preferred Series A Unit Accounts.
Following the exchange of any Preferred Series C Unit Accounts into Common Units under the UPA described in Note 1, the excess of the profits and losses allocated to the Preferred Series C Unit Accounts under the Liquidation Capital Account will be deemed the “Excess Amount.” This Excess Amount will be specially allocated at each tax period in accordance with the principals of Treasury Regulation Section 1.704-1(b)(4)(x), to the Preferred Series A Subclass 1 Units Accounts, prior to any amount of profit, income or gain being allocated to any other class of units (other than the Preferred A.0) or limited partners until such special allocations equal, in the aggregate, such Excess Amount.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The only conversion, redemption, or exchange rights available to the Preferred Series C Unit Accounts are those rights afforded in accordance with the UPA, described in Note 1, or such similar agreement.
While any amount of Preferred Series C Unit Accounts is outstanding, BCH cannot make any distributions, other than tax distributions and redemptions, distributions upon a liquidation of BCH, and distributions of net consideration received from a sale of BCH, without the prior consent of a majority in interest of the holders of the Preferred Series C Unit Accounts.
As of September 30, 2020, GWG owns $161.0 million of Preferred Series C Unit Accounts. The Preferred Series C Unit Accounts are eliminated upon consolidation.
Class S Ordinary Units
As of both September 30, 2020 and December 31, 2019, BCH had issued and outstanding 5.7 million Class S Ordinary Units. The Class S Ordinary Units participate on an as-converted basis pro-rata in the share of the profits or losses of BCH and subsidiaries following all other allocations made by BCH and its subsidiaries. As limited partner interests, these units have limited voting rights and do not entitle participation in the management of BCH’s business and affairs. The Class S Ordinary Units are exchangeable for Common Units on a one-for-one basis, subject to customary conversion rate adjustments for splits, distributions and reclassifications, as well as compliance with any applicable vesting and transfer restrictions. Each conversion also results in the issuance to Ben LP of a Class A Unit of BCH for each common unit issued.
The Class S Ordinary Units are recorded in the condensed consolidated balance sheet in the noncontrolling interests line item.
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
No amounts have been paid to the Class S Preferred Unit holders related to the preferred return from inception through September 30, 2020. The Class S Preferred Units are recorded in the condensed consolidated balance sheet in the noncontrolling interests line item.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(12) Equity-Based Compensation
As of September 30, 2020, the Company has outstanding equity-based awards under the GWG Holdings 2013 Stock Incentive Plan, the Beneficient Management Partners, L.P. (“BMP”) Equity Incentive Plan, and the Ben Equity Incentive Plan, as more fully described in the sections below.
2013 Stock Incentive Plan
GWG Holdings adopted the 2013 Stock Incentive Plan in March 2013, as amended on June 1, 2015, May 5, 2017 and May 8, 2018. Participants under the plan may be granted incentive stock options and non-statutory stock options; stock appreciation rights; stock awards; restricted stock; restricted stock units; and performance shares. Eligible participants include officers and employees of GWG Holdings and its subsidiaries, members of our Board of Directors, and consultants. Option awards generally expire 10 years from the date of grant. As of September 30, 2020, the Company has granted stock options, stock appreciation rights (“SAR”), and restricted stock units (“RSU”) under this plan.
During the nine months ended September 30, 2020, a total of 84,018 stock options held by employees vested. Additionally, as a result of stock option exercises, 3,688 shares of common stock were issued to employees, net of shares forfeited to satisfy tax withholding obligations.
Upon the exercise of SARs, the Company is obligated to make cash payments equal to the positive difference between the market value of the Company’s common stock on the date of exercise less the market value of the common stock on the date of grant. The liability for the SARs as of September 30, 2020 and December 31, 2019 was $0.7 million and $0.6 million, respectively, and was recorded within accounts payable and accrued expenses in the condensed consolidated balance sheets.
During the nine months ended September 30, 2020, 57,183 of the RSUs held by employees and directors vested.
BMP Equity Incentive Plan
The Board of Directors of Beneficient Management, Ben LP’s general partner, adopted the BMP Equity Incentive Plan in 2019. Under the BMP Equity Incentive Plan, certain directors and employees of Ben are eligible to receive equity units in BMP, an entity affiliated with the board of directors of Beneficient Management, in return for their services to Ben. The BMP equity units eligible to be awarded to employees are comprised of BMP’s Class A Units and/or BMP’s Class B Units (collectively, the “BMP Equity Units”). The BMP Equity Units awarded in 2019 and during the three and nine months ended September 30, 2020, included some awards that were fully vested upon grant date, and some awards that are subject to service-based vesting over a four-year period from the date of hire. Expense recognized for these awards is specially allocated to certain holders of redeemable noncontrolling interests.
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
During second quarter 2020, 1,963,969 vested units were forfeited and returned as a result of an agreement allowing Beneficient to recover the aforementioned units held by one former director of Beneficient (see further discussion below).
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
During second quarter 2020, 507,500 vested units were forfeited as a result of an agreement allowing Beneficient to recover the aforementioned units held by one former director of Beneficient. Beneficient recognized $36.3 million of other income as a result of this recovery of equity-based compensation, including both BMP Equity Units and REUs. A substantial majority of the former director's equity-based compensation units were fully vested, and the majority of the related expense was allocated to certain holders of noncontrolling interests and recorded in prior periods. The provisions of the award agreements related to the forfeiture of vested units resulted in the previous expense being recorded to other income in the year-to-date period, accordingly.
During third quarter 2020, 515,000 units were granted to a senior partner director subject to a performance condition. The performance condition has not been met as of September 30, 2020. As the performance condition of the grant is based on a liquidity event, recognition of the related compensation cost is deferred until the condition has been met. Total unrecognized compensation cost related to this award is approximately $6.4 million as of September 30, 2020.
The following table summarizes the award activity, in number of units, for each plan during the nine months ended September 30, 2020:

	Balance at December 31, 2019	Granted	Vested	Exercised	Forfeited	Recovery of Vested Awards	Balance at September 30, 2020
Vested
Stock Options	673,341	—	84,018	(20,136)	(109,671)	—	627,552
SAR	200,745	18,556	45,529	(1,284)	(4,541)	—	259,005
RSU	—	—	57,183	—	—	—	57,183
BMP Equity Units	7,980,037	4,580,888	496,142	—	(31,618)	(1,963,969)	11,061,480
REUs	2,164,742	3,033,956	341,223	—	(14,000)	(507,500)	5,018,421
Unvested
Stock Options	232,040	—	(84,018)	—	(66,625)	—	81,397
SAR	174,880	125,269	(45,529)	—	(27,067)	—	227,553
RSU	244,083	—	(57,183)	—	(57,183)	—	129,717
BMP Equity Units	180,000	2,963,800	(496,142)	—	(347,599)	—	2,300,059
REUs	246,500	2,682,072	(341,223)	—	(282,400)	—	2,304,949
Total
Stock Options	905,381	—	—	(20,136)	(176,296)	—	708,949
SAR	375,625	143,825	—	(1,284)	(31,608)	—	486,558
RSU	244,083	—	—	—	(57,183)	—	186,900
BMP Equity Units	8,160,037	7,544,688	—	—	(379,217)	(1,963,969)	13,361,539
REUs	2,411,242	5,716,028	—	—	(296,400)	(507,500)	7,323,370

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
The following table presents the components of equity-based compensation expense recognized in the condensed consolidated statement of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	$53	$74	$140	$319
Stock appreciation rights	282	327	171	323
Restricted stock units	—	263	(38)	687
BMP equity units	12,392	—	51,515	—
REUs	10,831	—	44,830	—
Total equity-based compensation	$23,558	$664	$96,618	$1,329
Unrecognized equity-based compensation expense, excluding the expense related to the performance award discussed above, totaled approximately $38.3 million as of September 30, 2020. We currently expect to recognize equity-based compensation expense of $4.1 million during the remainder of 2020, and the remainder thereafter based on scheduled vesting of awards outstanding as of September 30, 2020. The following table presents the equity-based compensation expense expected to be recognized over the next five years based on scheduled vesting of awards outstanding, excluding the award subject to the performance condition discussed above, as of September 30, 2020 (in thousands):

	Stock Options	SAR	REUs	BMP Equity Units	Total
Three months ending 2020	$42	$55	$1,947	$2,012	$4,056
2021	109	200	7,818	7,982	16,109
2022	19	153	5,729	5,851	11,752
2023	—	56	2,889	2,517	5,462
2024	—	—	567	396	963
Total	$170	$464	$18,950	$18,758	$38,342

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
Consolidated income tax expense was $22.4 million for the three months ended September 30, 2020, and consolidated income tax benefit was $0.6 million for the nine months ended September 30, 2020. The Company’s effective tax rate was 0.4% for the nine months ended September 30, 2020. The income tax expense for the three months ended September 30, 2020 primarily reflects the effects of a gain allocated to GWG Holdings from Ben LP and an increase to the valuation allowance on the Company’s net deferred tax assets (described below). The income tax benefit for the nine months ended September 30, 2020 primarily reflects the effects of a gain allocated to GWG Holdings from Ben LP and a change in state taxing jurisdictions.
After the change-of-control transaction with Ben LP on December 31, 2019, the Company moved its headquarters from Minnesota to Texas. This move resulted in a change in the state deferred tax rate from 9.8% to 0%. In the third quarter 2020, GWG Holdings was allocated a gain from its investment in Ben LP. The tax effects of these items have been recorded as discrete items.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company currently records a valuation allowance against its deferred tax assets that cannot be realized by the future reversal of existing temporary differences. Due to the uncertain timing of the reversal of certain of these temporary differences due to the constraint described below, they cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore, the vast majority of the deferred tax liability cannot be utilized in determining the realizability of the deferred tax assets. This is often referred to as a “naked credit.” Due to a prior deemed ownership change, net operating loss carryforwards are subject to Section 382 of the Internal Revenue Code.
The Company reassessed its valuation allowance during the third quarter of 2020 and determined it will no longer utilize the reversal of a temporary difference related to the Company's preferred equity ownership in Beneficient, until such time as the preferred equity is no longer constrained, as a source of income to realize existing deferred tax assets related to the net operating loss and Section 163(j) limitations. As a result, the valuation allowance on the deferred tax assets increased as of September 30, 2020, which resulted in a larger net deferred tax liability (naked credit) as of September 30, 2020. The naked credit as of September 30, 2020 is specifically related to GWG Life’s investment in the Preferred Series A Subclass 1 Unit Accounts described in Note 1. The disposition of this investment is constrained by the Pledge and Security Agreement in favor of the holders of the L Bonds of GWG Holdings. As such, the timing of recognition of the necessary taxable income related to this investment and the future reversal of this temporary difference cannot be predicted.
We continue to monitor and evaluate the rationale for recording a full valuation allowance for the net amount of the deferred tax assets in excess of the deferred tax liabilities that are not constrained. We intend to continue maintaining a full valuation allowance on these net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.
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
(14) Loss per Common Share
The computations of basic and diluted income (loss) attributable to common shareholders per share for the three and nine months ended September 30, 2020 and 2019 are as follows (in thousands, except share data and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to common shareholders	$(68,149)	$(24,635)	$(135,669)	$(69,154)
Denominator:
Basic – weighted average common shares outstanding	30,584,719	33,033,420	30,552,233	33,010,100
Effect of dilutive securities	—	—	—	—
Diluted – weighted average common shares outstanding	30,584,719	33,033,420	30,552,233	33,010,100

Basic loss per common share	$(2.23)	$(0.75)	$(4.44)	$(2.09)
Diluted loss per common share	$(2.23)	$(0.75)	$(4.44)	$(2.09)
For the three months ended September 30, 2020 and 2019, RPS, RPS 2, restricted stock units, and stock options for a potential 2,222,118 and 2,737,679 shares, respectively, were not included in the calculation of diluted earnings per share because we recorded a net loss during these periods and the effects were anti-dilutive. For the nine months ended September 30, 2020 and 2019, RPS, RPS 2, restricted stock units, and stock options for a potential 2,377,628 and 2,698,524 shares, respectively, were not included in the calculation of diluted earnings per share because we recorded a net loss during these periods and the effects were anti-dilutive. Potentially dilutive instruments issued by Ben LP that are ultimately exchangeable into GWG common stock were also excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2020 because we recorded a net loss during this period and the effects were anti-dilutive.

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
The Secondary Life Insurance segment seeks to earn non-correlated yield from our portfolio of life insurance policies. Our Beneficient segment consists of the assets and operations of Ben LP and its subsidiaries. Beneficient became a consolidated subsidiary of GWG Holdings as of December 31, 2019, as described in Note 4. Ben LP provides a variety of trust services, liquidity products and loans for alternative assets and illiquid investment funds, and other financial services to HNW individuals. Prior to December 31, 2019, we accounted for our investment in the Common Units under the equity method.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue:	2020	2019	2020	2019
Secondary Life Insurance	$14,422	$18,238	$44,800	$61,199
Beneficient	14,091	3,709	86,042	9,723
Corporate & Other	—	264	17	517
Total	$28,513	$22,211	$130,859	$71,439

	Three Months Ended September 30,		Nine Months Ended September 30,
Interest Expense:	2020	2019	2020	2019
Secondary Life Insurance	$24,983	$21,410	$72,022	$63,114
Beneficient	15,809	6,880	41,783	20,638
Corporate & Other	—	—	—	—
Total	$40,792	$28,290	$113,805	$83,752

	Three Months Ended September 30,		Nine Months Ended September 30,
Interest Income:	2020	2019	2020	2019
Secondary Life Insurance	$209	$226	$1,056	$1,594
Beneficient	12,719	3,709	38,532	9,678
Corporate & Other	—	—	—	4
Total	$12,928	$3,935	$39,588	$11,276

	Three Months Ended September 30,		Nine Months Ended September 30,
Segment EBT:	2020	2019	2020	2019
Secondary Life Insurance	$(12,147)	$(9,169)	$(39,314)	$(19,792)
Beneficient	(33,819)	(2,214)	(86,347)	(11,286)
Corporate & Other	(8,915)	(9,020)	(22,492)	(25,270)
Total	(54,881)	(20,403)	(148,153)	(56,348)
Income tax benefit	22,444	—	(613)	—
Net income (loss)	$(77,325)	$(20,403)	$(147,540)	$(56,348)

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Total Assets:	September 30, 2020	December 31, 2019
Secondary Life Insurance	$907,197	$904,363
Beneficient	2,675,370	2,721,546
Corporate & Other	47,107	9,297
Total	$3,629,674	$3,635,206
The total assets of the Beneficient segment at both September 30, 2020 and December 31, 2019 includes goodwill of $2.4 billion, which represents all of the goodwill on the Company’s condensed consolidated balance sheet as of the end of each reporting period.
(16) Commitments and Contingencies
Litigation — In the normal course of business, we are involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on our financial position, results of operations or cash flows.
Commitments — GWG Holdings is committed to contribute an additional $5.0 million to FOXO through 2021, with an additional $1.2 million in the three months ending December 31, 2020 and $3.8 million in 2021. Beneficient had $35.3 million and $73.8 million of gross potential capital commitments as of September 30, 2020 and December 31, 2019, respectively, representing potential limited partner capital funding commitments on the alternative asset fund collateral for its loans above any cash reserves. The decrease in gross potential capital commitments from December 31, 2019 is due to the liquidation of the underlying funds and removal of the related commitment. The trust holding the interest in the limited partnership for the alternative asset fund is required to fund these limited partner capital commitments per the terms of the limited partnership agreement. To the extent that the associated trust cannot pay the capital funding commitment, Beneficient is obligated to lend sufficient funds to meet the commitment. Capital commitments generally originate from limited partner agreements having fixed or expiring expiration dates. The total limited partner capital funding commitment amounts may not necessarily represent future cash requirements.
(17) Concentration
Life Insurance Carriers
Our portfolio consists of purchased life insurance policies written by life insurance companies rated investment-grade by third-party rating agencies, including A.M. Best Company, Standard & Poor’s and Moody’s. As a result, there may be concentrations of policies with certain life insurance companies. The following summarizes the aggregate face value of insurance policies with individual life insurance companies exceeding 10% of the total face value of our portfolio.

Life Insurance Company	September 30, 2020	December 31, 2019
John Hancock Life Insurance Company	14.66%	14.23%
The Lincoln National Life Insurance Company	11.23%	11.55%
AXA Equitable Life Insurance Company	10.72%	10.63%

The following summarizes the number of insureds’ state of residence exceeding 10% of the total face value of our portfolio:

State of Residence	September 30, 2020	December 31, 2019
California	17.95%	17.46%
Florida	14.99%	14.86%
Loans Receivable
Beneficient’s underlying portfolio companies primarily operate in the United States, with the largest percentage, based on NAV, operating in semiconductor and equipment, diversified financials, and telecommunications industries.

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
COVID-19
In December, 2019, a novel strain of coronavirus and the associated respiratory disease (“COVID-19”) was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The extent of COVID-19’s effect on the Company’s operational and financial performance will depend on continuing developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. Although a substantial majority of our employees continue to work remotely, we have maintained our operations at or near normal levels. We have not experienced any significant disruptions due to operational issues, loss of communication capabilities, technology failure or cyber-attacks. The Company continues to raise capital, receive interest income and insurance policy benefits, pay interest and dividends and otherwise meet its ongoing

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
obligations. However, depending on the extent of the ongoing economic crisis resulting from the pandemic and its impact on the Company’s business, the pandemic could have a material adverse effect on our results of operations, financial condition and cash flows.
As discussed in our 2019 Form 10-K, management performs goodwill and intangible asset impairment testing annually, during the fourth quarter, or when events occur, or circumstances change that would more likely than not indicate impairment has occurred. The Company recorded goodwill on December 31, 2019, as a result of the transactions with Beneficient discussed in Note 4 to the condensed consolidated financial statements, and the measurement period remains open as of the date of this filing. Due to the significance of the COVID-19 pandemic, management performed a qualitative assessment of the goodwill of the Beneficient reporting unit as of September 30, 2020. Management concluded that the potentially large and underserved market that Beneficient is seeking to address, including the estimated demand from HNW individuals and STM size institutions seeking liquidity for their professionally managed alternative assets, has not been negatively affected by the COVID-19 pandemic such that it is more likely than not that the fair value of the Beneficient reporting unit would exceed its carrying value as of September 30, 2020. Therefore, the impact of the COVID-19 pandemic through September 30, 2020 was not a triggering event to perform a quantitative test.
The annual quantitative test as of October 1, which is in the process of being finalized as of the date of this filing, is the first annual assessment since the recognition of this goodwill. The Company has experienced lower-than-forecasted operating results during the first nine months of 2020. These conditions will be considered during the respective annual impairment evaluation of goodwill as of October 1, 2020. If the estimated fair value is less than the carrying value, the Company would be required to recognize an impairment charge for the amount by which the carrying amount exceeds Beneficient’s fair value; however, the loss recognized would not exceed the total amount of Beneficient’s recorded goodwill.
Liquidity and Capital Resources
As of September 30, 2020, we had cash, cash equivalents and restricted cash of $109.8 million. We generated net losses attributable to common shareholders of $135.7 million and $69.2 million for the nine months ended September 30, 2020 and 2019, respectively. As of November 6, 2020, we had cash, cash equivalents and restricted cash of approximately $95.1 million. Besides funding operating expenditures and having sufficient cash to fund anticipated additional investments in Beneficient primarily for its lending products and working capital needs, we are obligated to pay other items such as interest payments and debt redemptions, and preferred stock dividends and redemptions. We expect to satisfy these obligations and fund our operations through anticipated operating cash flows, receipt of proceeds from our insurance policies, sales of additional L Bonds, and, potentially, additional borrowings under existing debt facilities or new borrowings with other third-party lenders or asset sales.
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
Based on projections of anticipated operating cash flows, receipt of proceeds from our insurance policies, sales of additional L-Bonds, and, potentially, additional borrowings under existing debt facilities or new borrowings with other third-party lenders, we believe that we will have sufficient cash resources to finance our operations, satisfy our other obligations, and to fund anticipated additional investments in Beneficient through November 19, 2021.
Policy Benefits and L Bonds
Subsequent to September 30, 2020 through November 6, 2020, policy benefits on 9 policies covering 8 individuals have been realized. The face value of insurance benefits of these policies was $7.7 million.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Subsequent to September 30, 2020 through November 6, 2020, we have issued approximately $63.4 million of L Bonds.
Loans Receivable
Subsequent to September 30, 2020 through November 6, 2020, we have originated approximately $8.1 million of loans receivable.

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
Unless the context otherwise indicates, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, to the “Company,” “we,” “us,” “our” or “ours” or similar words are to GWG Holdings Inc. and its direct and indirect wholly-owned and consolidated subsidiaries, references to “GWG Holdings” refer to GWG Holdings Inc., references to “GWG Life” refer to GWG Life, LLC (a wholly-owned subsidiary of GWG Holdings), references to “DLP IV” refer to GWG DLP Funding IV, LLC (a wholly-owned subsidiary of GWG Life), references to “DLP V Holdings” refer to GWG DLP Funding V Holdings, LLC (a wholly-owned subsidiary of GWG Life), references to “DLP V” refer to GWG DLP Funding V, LLC (a wholly-owned subsidiary of DLP V Holdings), references to “Ben LP” refer to The Beneficient Company Group, L.P. (a consolidated subsidiary of GWG Holdings), references to “Beneficient” refer to Ben LP and all of its consolidated subsidiaries, references to "BCH" refer to Beneficient Company Holdings, L.P. (of which Ben LP is the general partner), references to “Beneficient Management” refer to Beneficient Management, L.L.C. (the general partner of Ben LP), references to “BCC” refer to Beneficient Capital Company, L.L.C. (a subsidiary of Ben LP), references to “BACC” refer to Beneficient Administrative and Clearing Company, L.L.C. (a subsidiary of Ben LP), references to “Pen” refer to Pen Indemnity Insurance Company, LTD (a subsidiary of Ben LP), references to “Ben Markets” refer to Ben Markets Management Holdings, L.P. (a subsidiary of Ben LP), references to “FOXO” refer to FOXO BioScience LLC (formerly, InsurTech Holdings, LLC, an equity investee of GWG Holdings), references to “FOXO Labs” refer to FOXO Labs Inc. (formerly, Life Epigenetics Inc., a wholly-owned subsidiary of FOXO) and references to “FOXO Life” refer to FOXO Life, LLC (formerly, youSurance General Agency, LLC, a wholly-owned subsidiary of FOXO).
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
Beneficient is a financial services firm, based in Dallas, Texas, that provides liquidity solutions for professionally managed alternative assets for high net worth (“HNW”) individuals and small-to-mid (“STM”) size institutions, which previously had few options to obtain early liquidity for their alternative asset holdings. Beneficient has closed a limited number of these transactions to date, but intends to significantly expand its operations going forward. As part of the Company’s reorientation, we also changed our Board of Directors and executive management team. Beneficient plans to operate three potentially high value, high margin lines of business:
•Private Trust Lending & Liquidity Products. Through BCC, Beneficient provides a unique suite of private trust, lending and liquidity products focused on bringing liquidity to owners of professionally managed alternative assets. Beneficient’s innovative liquidity solutions are designed to serve HNW individuals, STM institutions, and asset managers who have historically possessed few attractive options to access early liquidity from their alternative assets. Beneficient targets HNW clients with $5 million to $30 million in net worth and STM institutional clients typically holding less than $1 billion in assets.
•Trust and Custody Services. Through BACC, and through Pen which is expected to be capitalized during fourth quarter 2020, Beneficient plans to market retirement funds, custody and clearing of alternative assets, and trustee and insurance services for covering risks attendant to owning or managing alternative assets.
•Financial Technology. Through Ben Markets, Beneficient plans to provide online portals and financial technologies for the trading and financing of alternative assets. Beneficient’s existing and planned products and services are designed to support the tax and estate planning objectives of its HNW clients, facilitate a diversification of assets or simply provide administrative management and reporting solutions tailored to the goals of the investor who owns alternative investments.

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
Refer to our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 27, 2020 (“2019 Form 10-K”) for a discussion of our critical accounting policies and estimates. As discussed in Note 2 to our condensed consolidated financial statements in this Form 10-Q, we have revised and added accounting policies as necessary to incorporate those accounting policies of Beneficient. There have been no significant changes to our critical accounting policies during the nine months ended September 30, 2020, other than the additional policies noted below.
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
Impaired loans include non-accrual loans and partially charged-off loans. The accrual of interest on impaired loans is discontinued when, in management’s opinion, doubt exists about the full collectability of principal and interest. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is charged against income. If the ultimate collectability of principal, wholly or partially, is in doubt, any payment received on a loan on which the accrual of interest has been suspended is applied to reduce principal first. Once all principal has been received, additional interest payments are recognized on a cash basis as interest income. Loans are returned to accrual status once collection of contractually required principal and interest is reasonably assured. At such time, the accrual of interest and amortization of any remaining discount shall resume. Any interest income that was applied to the principal balance is not reversed and is subsequently recognized as an adjustment to yield over the remaining life of the loan.

The allowance for loan losses is a valuation allowance for probable incurred credit losses in the portfolio. Management’s determination of the allowance is based upon an evaluation of the loan portfolio, impaired loans, economic conditions, volume, growth and composition of the collateral to the loan portfolio, and other risks inherent in the portfolio. Management applies risk factors to categories of loans and individually reviews all impaired loans above a de minimis threshold. Management relies heavily on statistical analysis, current net asset value (“NAV”) and distribution performance of the underlying alternative asset collateral and industry trends related to alternative asset investments to estimate losses. Management evaluates the adequacy of the allowance by reviewing relevant internal and external factors that affect credit quality. The cash flows from the underlying collateral are the sole source of repayment of the loans and related interest. Beneficient recognizes the charge-off in the period in which it is confirmed. Therefore, impaired loans are written down to their estimated net present value.
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
Goodwill and Identifiable Intangible Assets
Goodwill and other identifiable intangible assets are initially recorded at their estimated fair values at the date of acquisition. Goodwill and other intangible assets having an indefinite useful life are not amortized for financial statement purposes. In the event that facts and circumstances indicate that the goodwill or other identifiable intangible assets may be impaired, an interim impairment test would be required. Intangible assets with finite lives are amortized over their useful lives. We perform required annual impairment tests of our goodwill and other intangible assets as of October 1 for our reporting units.
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
Recent Developments
The following recent developments are described in more detail in the notes to the condensed consolidated financial statements. A reference to the corresponding note is included below:
•On August 11, 2020, the Option Agreement between Ben LP and GWG Holdings was exercised, resulting in GWG Holdings receiving $57.5 million of Common Units (Note 1);
•On August 13, 2020, Beneficient executed the Second Amended and Restated Credit Agreement and the Second Amended and Restated Second Lien Credit Agreement with its lender (Note 10);
•On September 30, 2020, the LiquidTrust Promissory Note between GWG Life and the LiquidTrust was repaid by the LiquidTrust Borrowers utilizing Preferred Series C Unit Accounts of BCH (Note 6) resulting in GWG increasing its ownership in Ben;
•Subsequent to September 30, 2020 and through November 6, 2020, Beneficient has originated $8.1 million of loans receivable; and
•An update on the current state of the Company and potential impact of the COVID-19 pandemic (Note 18).
Asset Diversification
As of September 30, 2020, we held a combined portfolio of assets consisting of 66% of fair value secondary life insurance policies and 34% of loans collateralized by cash flows from alternative assets. The table presented below reflects classifications based on GWG Holdings’ and Beneficient’s current exposure types as of September 30, 2020 (dollar amounts in thousands). Additional information regarding Beneficient's loan portfolio is available on its website at www.trustben.com. The information on Beneficient's website is not part of, or incorporated by reference in, this report.

Exposure Type	Value	Percent of Total
Intermediate-Duration Life Insurance Policies (1)	$310,818	26.0%
Near-Duration Life Insurance Policies (1)	308,962	25.9%
Long-Duration Life Insurance Policies (1)	167,481	14.0%
Growth Stage Private (2)	122,662	10.3%
Late Stage Venture Backed (2)	99,467	8.3%
Corporate Buyouts (2)	72,161	6.0%
Early Stage Venture Backed (2)	58,298	4.9%
Other (2)	54,844	4.6%
Total	$1,194,693	100.0%

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
Secondary Life Insurance Assets
Our portfolio of life insurance policies, owned by our subsidiaries as of September 30, 2020, is summarized below:
Life Insurance Portfolio Summary

Total life insurance portfolio face value of policy benefits (in thousands)	$1,921,067
Average face value per policy (in thousands)	$1,777
Average face value per insured life (in thousands)	$1,913
Weighted average age of insured (years)	82.9
Weighted average life expectancy estimate (years)	6.9
Total number of policies	1,081
Number of unique lives	1,004
Demographics	74% Male; 26% Female
Number of smokers	43
Largest policy as % of total portfolio face value	0.7%
Average policy as % of total portfolio	0.1%
Average annual premium as % of face value	3.7%

Our portfolio of life insurance policies, owned by our subsidiaries as of September 30, 2020, organized by the insured’s current age and the associated number of policies and policy benefits, is summarized below:
Distribution of Policies and Policy Benefits by Current Age of Insured

				Percentage of Total
Min Age	Max Age	Number of Policies	Policy Benefits	Number of Policies	Policy Benefits	Weighted Average LE (Years)
63	69	45	$50,840	4.2%	2.6%	10.34
70	74	199	230,244	18.4%	12.0%	10.71
75	79	207	364,936	19.1%	19.0%	9.63
80	84	221	392,196	20.5%	20.5%	7.36
85	89	235	547,893	21.7%	28.5%	4.93
90	94	149	284,856	13.8%	14.8%	3.09
95	100	25	50,102	2.3%	2.6%	2.19
Total		1,081	$1,921,067	100.0%	100.0%	6.9
Our portfolio of life insurance policies, owned by our subsidiaries as of September 30, 2020, organized by the insured’s estimated life expectancy estimates and associated policy benefits, is summarized below:
Distribution of Policies by Current Life Expectancies of Insured

				Percentage of Total
Min LE (Months)	Max LE (Months)	Number of Policies	Policy Benefits (in Thousands)	Number of Policies	Policy Benefits
0	47	295	$485,341	27.3%	25.3%
48	71	230	422,540	21.3%	22.0%
72	95	197	342,067	18.2%	17.8%
96	119	154	287,227	14.2%	15.0%
120	143	112	174,806	10.4%	9.1%
144	179	79	149,556	7.3%	7.8%
180	240	14	59,530	1.3%	3.0%
Total		1,081	$1,921,067	100.0%	100.0%
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
The average yield to maturity of publicly traded life insurance company bonds data we consider as inputs to our life insurance portfolio valuation process was 1.36% as of September 30, 2020. We believe this reflects, in part, the financial market’s judgment that credit risk is low with regard to these carriers’ financial obligations. The obligations of life insurance carriers to pay life insurance policy benefits ranks senior to all of their other financial obligations, including the senior bonds they issue. As of September 30, 2020, approximately 96.2% of the face value of policy benefits in our life insurance portfolio were issued by insurance companies with investment-grade credit ratings from Standard & Poor’s.

As of September 30, 2020, our ten largest life insurance company credit exposures and the Standard & Poor’s credit rating of their respective financial strength and claims-paying ability is set forth below:
Distribution of Policy Benefits by Top 10 Insurance Companies

Rank	Policy Benefits (in Thousands)	Percentage of Policy Benefit Amount	Insurance Company	S&P Insurer Financial Strength Rating
1	$281,692	14.7%	John Hancock Life Insurance Company	AA-
2	215,804	11.2%	Lincoln National Life Insurance Company	AA-
3	205,936	10.7%	AXA Equitable Life Insurance Company	A+
4	166,791	8.7%	Transamerica Life Insurance Company	A+
5	157,755	8.2%	Brighthouse Life Insurance Company	AA-
6	87,839	4.6%	American General Life Insurance Company	A+
7	85,998	4.5%	Pacific Life Insurance Company	AA-
8	67,376	3.5%	ReliaStar Life Insurance Company	A+
9	60,558	3.2%	Security Life of Denver Insurance Company	A+
10	57,953	3.0%	Protective Life Insurance Company	AA-
	$1,387,702	72.3%
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
Beneficient held loans receivable, net of allowance for loan losses, of $227.0 million and $232.3 million at September 30, 2020 and December 31, 2019.
Loan to Value Ratio
The loan to value ratio is calculated as the carrying value of loans receivable prior to any allowance for loan losses over the collateral value of the loan portfolio. The collateral value is defined as the mutual beneficial interest of the respective Collective Trust that is owed by the Funding Trust, which is derived from the expected cash flows from the alternative assets. The collateral is valued using industry standard valuation models which includes assumptions related to i) equity market risk premiums, ii) alternative asset beta to public equities, iii) NAVs, iv) volatilities, v) distribution rates, and vi) market discount rates. The fair value of the mutual beneficial interests collateralizing the loan portfolio as of September 30, 2020 and December 31, 2019 was $361.7 million and $357.8 million, respectively.

Beneficient’s loan to value ratio for the entire loan portfolio was .63 and .65 as of September 30, 2020 and December 31, 2019, respectively. The loan to value ratio as of December 31, 2019 is not reflective of measurement period adjustments recorded during the measurement period.
As of September 30, 2020, Beneficient’s loan portfolio had exposure to 122 professionally managed alternative investment funds, comprised of 323 underlying investments, and approximately 87 percent of Beneficient’s loan portfolio (based on NAV) was collateralized by investments in private companies.
The collateral to Beneficient’s loan portfolio spans across these industry sectors and geographic regions for the periods shown below (dollar amounts in thousands):

	September 30, 2020		December 31, 2019
Industry Sector	Value	Percent of Total	Value	Percent of Total
Other(1)	$65,481	16.0%	$42,954	11.3%
Semiconductors and Semiconductor Equipment	54,018	13.3%	11,983	3.2%
Diversified Financials	50,067	12.3%	27,418	7.3%
Telecommunication Services	48,366	11.9%	40,356	10.7%
Food and Staples Retailing	45,026	11.1%	20,507	5.4%
Utilities	38,894	9.5%	17,768	4.7%
Software and Services	36,184	8.9%	21,858	5.8%
Not Applicable (e.g., Escrow, Earnouts)(1)	36,052	8.8%	27,829	7.3%
Health Care Equipment and Services	28,978	7.1%	94,325	25.0%
Pharmaceuticals, Biotechnology and Life Sciences	4,366	1.1%	73,002	19.3%
Total	$407,432	100.0%	$378,000	100.0%

	September 30, 2020		December 31, 2019
Geography	Value	Percent of Total	Value	Percent of Total
North America	$159,627	39.2%	$215,462	57.0%
Western Europe	89,272	21.9%	81,769	21.6%
Asia	83,967	20.6%	25,163	6.7%
Latin & South America	46,487	11.4%	22,402	5.9%
Other(2)	28,079	6.9%	33,204	8.8%
Total	$407,432	100.0%	$378,000	100.0%
_______________________________________________________________
(1)Industries in this category each comprise less than 5 percent as of September 30, 2020. Pharmaceuticals, Biotechnology and Life Sciences is shown separately as it comprised greater than 5 percent as of December 31, 2019.
(2)Locations in this category each comprise less than 5 percent.
Values represent the NAV of the interests in alternative assets, the cash flows of which comprise the collateral of Beneficient’s loan portfolio. Assets in the collateral portfolio consist primarily of interests in alternative investment vehicles (also referred to as “funds”) that are managed by a group of U.S. and non-U.S. based alternative asset management firms that invest in a variety of financial markets and utilize a variety of investment strategies. The vintages of the funds in the collateral portfolio as of September 30, 2020 ranged from 1993 to 2016.
As Beneficient grows its loan portfolio, Beneficient will monitor the diversity of its collateral portfolio through the use of concentration guidelines. These guidelines were established, and will be periodically updated, through a data driven approach based on asset type, fund manager, vintage of fund, industry segment and geography to manage portfolio risk. Beneficient will refer to these guidelines when making decisions about new financing opportunities; however, these guidelines will not restrict Beneficient from entering into financing opportunities that would result in Beneficient having exposure outside of its concentration guidelines. In addition, changes to Beneficient’s collateral portfolio may lag changes to the concentration guidelines. As such, Beneficient’s collateral portfolio may, at any given time, have exposures that are outside of its concentration guidelines to reflect, among other things, attractive financing opportunities, limited availability of assets, or other business reasons. Given Beneficient’s limited operating history, its collateral portfolio as of September 30, 2020 had exposure to certain alternative investment vehicles and investments in private companies that were outside of those guidelines.
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
Industry sector is based on Global Industry Classification Standard (GICS®) Level 2 classification (also known as “Industry Group”) of companies held in the collateral portfolio by funds or directly, subject to certain adjustments by us. “Other” classification is not a GICS® classification. “Other” classification reflects companies in the GICS® classification categories of Automobiles & Components, Banks, Commercial & Professional Services, Consumer Durables & Apparel, Consumer Services, Energy, Food, Beverage & Tobacco, Household & Personal Products, Insurance, Materials, Media & Entertainment, Real Estate, Retailing, Semiconductors & Semiconductors Equipment, Tech Hardware & Equipment, and Transportation. N/A includes investments assets that we have determined do not have an applicable GICS® Level 2 classification, such as Net Other Assets and investments that are not operating companies.
Investment exposure type reflects classifications based on each fund’s current investment strategy stage as determined by us. “Other” includes private debt strategies, natural resources strategies and hedge funds.
Geography reflects classifications determined by us based on each underlying investment. “Other” geography classification includes Israel, Australia and Eastern Europe.
Principal Revenue and Expense Items
During the three and nine months ended September 30, 2020 and 2019, we earned revenues from the following primary sources:
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

•Other Income. Includes changes in fair value of Beneficient's investment in put options, L Bond redemption fees, and other miscellaneous income. Additionally, includes income recognized during the second quarter of 2020 by Beneficient as a result of the forfeiture of vested equity-based compensation related to one former director of Beneficient.
During the three and nine months ended September 30, 2020 and 2019, our main components of expense are summarized below:
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
•Employee Compensation and Benefits. Employee compensation and benefits includes salaries, bonuses and other incentives and costs of employee benefits. Also included are significant non-cash compensation expense related to Beneficient’s equity incentive plans for the three and nine months ended September 30, 2020.
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
Additional components of our net earnings include:
•Earnings (Loss) from Equity Method Investment. Prior to the Investment and Exchange Agreements on December 31, 2019, we accounted for our investment in the common units of Ben LP (“Common Units”) using the equity method. Under this method, we recorded our share of the net earnings or losses attributable to Ben LP common unitholders, on a one quarter lag, as a separate line on our condensed consolidated statements of operations. We also account for our investment in FOXO as an equity method investment, which is also included in earnings (loss) from equity method investment in our condensed consolidated statements of operations. We had losses from equity method investments of $1.4 million and earnings from equity method investments of $1.0 million during the three months ended September 30, 2020 and 2019, respectively. We had losses from equity method investments of $4.3 million and $0.4 million during the nine months ended September 30, 2020 and 2019, respectively.

Results of Operations —Three and Nine Months Ended September 30, 2020 Compared to the Same Periods in 2019
The following is our analysis of the results of operations for the periods indicated below. This analysis should be read in conjunction with our condensed consolidated financial statements and related notes (dollar values in thousands).
Revenue from Secondary Life Insurance

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue realized from maturities of life insurance policies	$26,336	$20,830	$72,939	$60,242
Revenue recognized from change in fair value of life insurance policies	6,021	14,181	23,476	48,031
Premiums and other annual fees paid	(18,235)	(17,219)	(53,060)	(49,055)
Gain on life insurance policies, net	$14,122	$17,792	$43,355	$59,218
Attribution of gain on life insurance policies, net:
Change in estimated probabilistic cash flows, net of premium and other annual fees paid	$(3,512)	$689	$(5,137)	$3,106
Net revenue recognized at maturity	17,634	16,631	48,492	49,337
Unrealized gain on acquisitions	—	472	—	6,775
Gain on life insurance policies, net	$14,122	$17,792	$43,355	$59,218

Number of policies acquired	—	6	—	81
Face value of purchases	$—	$3,155	$—	$96,321
Purchases (initial cost basis)	$—	$711	$—	$32,250
Unrealized gain on acquisition (% of face value)	—	15.0%	—	7.0%
Number of policies matured	21	22	70	61
Face value of matured policies	$39,803	$27,470	$105,194	$80,927
Net revenue recognized at maturity event (% of face value matured)	44.3%	60.5%	46.1%	61.0%
Revenue from changes in estimated probabilistic cash flows, net of premiums paid was $(3.5) million and $0.7 million during the three months ended September 30, 2020 and 2019, respectively, and $(5.1) million and $3.1 million for the nine months ended September 30, 2020 and 2019, respectively. The decreases of $3.7 million and 15.9 million in gain on life insurance policies for the three and nine months ended September 30, 2020, over the comparable prior year periods, was driven by a combination of no gain on policy acquisitions and maturities of policies with a higher cumulative cost basis.
The Company did not purchase any life insurance policies during the first nine months of 2020. The face value of life insurance policies purchased in the first nine months of 2019 was $96.3 million. The resulting unrealized gain on acquisition was nil and $0.5 million for the three months ended September 30, 2020 and 2019, respectively, and nil and $6.8 million in the nine months ended September 30, 2020 and 2019, respectively. The absence of unrealized gain on acquisition in the current year periods is the result of a strategic decision to significantly reduce capital allocated to purchasing additional life insurance policies in the secondary market and to increase capital allocated toward providing liquidity to a broader range of alternative assets through additional investments in Beneficient. On December 31, 2019, we obtained the right to appoint a majority of the board of directors of the general partner of Ben LP. As a result of this change-of-control event, we reported the results of Ben LP and its subsidiaries on a consolidated basis beginning on the transaction date of December 31, 2019. We believe Beneficient can finance investments in alternative assets that will generally produce higher actual and risk-adjusted returns than those we can generally achieve from life insurance policies acquired in the secondary market. Furthermore, although we believe that our portfolio of life insurance policies is a meaningful component of a growing diversified alternative asset portfolio, we continue to explore strategic alternatives for our life insurance portfolio aimed at maximizing its value, including a possible sale, refinancing or recapitalization of our life insurance portfolio.
The face value of matured policies was $39.8 million and $27.5 million for the three months ended September 30, 2020 and 2019, respectively, and $105.2 million and $80.9 million for the nine months ended September 30, 2020, respectively, reflecting an increase in face value of matured policies of $12.3 million and $24.3 million, respectively, during those periods. The resulting revenue recognized at maturity was $26.3 million and $20.8 million during the three months ended September 30,

2020 and 2019, respectively, and $72.9 million and $60.2 million during the nine months ended September 30, 2020 and 2019, respectively. The increased revenue recognized at maturity during the comparable periods reflects the continued aging of the existing portfolio with no additional policies being added.
Interest Income, Trust Services Revenues and Other Income (in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Increase/(Decrease)	2020	2019	Increase/(Decrease)
Interest income	$12,928	$3,935	$8,993	$39,588	$11,273	$28,315
Trust services revenues	4,556	—	4,556	14,412	—	14,412
Other income	(3,093)	484	(3,577)	33,504	947	32,557
Total	$14,391	$4,419	$9,972	$87,504	$12,220	$75,284
Interest income increased $9.0 million and $28.3 million during the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019, primarily due to the consolidation of Beneficient, which added $11.6 million and $35.1 million to interest income during the three and nine months ended September 30, 2020, respectively. We also added $1.1 million per quarter in 2020 of interest income from the promissory note between GWG Life and certain LiquidTrusts entered into on May 31, 2019, as discussed in Note 6 to the condensed consolidated financial statements. These increases during the three and nine months ended September 30, 2019 were partially offset by $4.1 million and $8.5 million, respectively, of interest on the commercial loan between GWG Life and Beneficient, which was reported in interest income during the three and nine months ended September 30, 2019, prior to the consolidation of Beneficient on December 31, 2019. This intercompany interest was eliminated in consolidation beginning January 1, 2020.
Trust services revenues related to Beneficient’s trust administration services were added beginning January 1, 2020, as a result of the consolidation of Beneficient on December 31, 2019.
Other income during the three months ended September 30, 2020, includes a $3.2 million decrease to the fair value of Beneficient's investment in put options entered into on July 17, 2020, compared to L Bond early redemption fees and other miscellaneous income items recorded in the comparable period in 2019. Other income increased $32.6 million during the nine months ended September 30, 2020, compared to the same period in 2019, due to $36.3 million of income recognized during the second quarter of 2020 by Beneficient as a result of the forfeiture of vested equity-based compensation related to one former director of Beneficient. A substantial majority of the former director’s equity-based compensation units were fully vested, and the related expense was recorded in prior periods. The provisions of the award agreements related to the forfeiture of vested units resulted in the previous expense being recorded to other income in the second quarter of 2020. This income was offset by the aforementioned decrease to the fair value of Beneficient’s put options during the third quarter of 2020. Other income during the nine months ended September 30, 2019 includes L Bond early redemption fees and other miscellaneous income from legacy initiatives of GWG Holdings.
Interest and Operating Expenses (in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Increase/ (Decrease)	2020	2019	Increase/ (Decrease)
Interest expense (including amortization of deferred financing costs)	$40,792	$28,290	$12,502	$113,805	$83,752	$30,053
Employee compensation and benefits	33,777	9,137	24,640	123,321	21,085	102,236
Legal and professional fees	7,830	2,594	5,236	21,636	10,263	11,373
(Recapture of) provision for loan losses	(4,986)	—	(4,986)	2,914	—	2,914
Other expenses	4,550	3,549	1,001	13,057	12,316	741
Total expenses	$81,963	$43,570	$38,393	$274,733	$127,416	$147,317

Interest expense, including amortization of deferred financing costs, increased $12.5 million and $30.1 million during the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The increase in interest expense for the three and nine months ended September 30, 2020, compared to the same periods in 2019, was primarily due to the increase in the average outstanding L Bonds during each of the comparative periods. The increased average L Bond balances resulted in increases to interest expense of $7.7 million and $19.3 million during the three and nine months ended September 30, 2020, respectively, compared to the comparable periods in 2019. Also, the consolidation of Beneficient beginning December 31, 2019 increased interest expense by $3.5 million and $7.7 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019, related to Beneficient’s other borrowings. Additionally, $1.5 million and $3.1 million of increased interest expense during the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019, was due to increased interest paid on our LNV Credit Facility associated with a higher principal balance outstanding.
The increase in employee compensation and benefits in the three and nine months ended September 30, 2020, compared to the same periods of 2019, was primarily related to the consolidation of Beneficient on December 31, 2019. Specifically, the Company recognized $23.2 million and $96.3 million of equity-based compensation expense during the three and nine months ended September 30, 2020, respectively, related to Beneficient’s equity incentive plans. Beneficient’s Board of Directors adopted the equity incentive plans in 2018 and 2019 and approved the granting of equity incentive awards during the second quarter of 2019 to certain directors and in the first quarter of 2020 to certain employees. Awards are generally subject to service-based vesting over a multi-year period from the recipient’s date of hire, though some awards fully vested upon the grant date. As of September 30, 2020, over 78% of the awards granted under Beneficient’s equity incentive plans had vested.
The Company expects to recognize an additional $4.0 million of equity-based compensation expense under Beneficient’s plans in the three months ending December 31, 2020, related to awards outstanding as of September 30, 2020. Expense associated with these awards is based on the fair value of the equity on the date of grant. As Ben LP’s equity is not publicly traded, the fair value of the equity awards is estimated on the grant date using internal valuations or recent equity transactions involving third parties, which provides the Company with observable fair value information sufficient for estimating the grant date fair value.
In addition to Beneficient’s equity-based compensation expense, we recognized additional retention, severance and other costs in the first quarter of 2020 related to the relocation of our principal offices from Minneapolis to Dallas in late 2019.
The increase in legal and professional fees in the three and nine months ended September 30, 2020, compared to the same periods of 2019, is primarily the result of the consolidation of Beneficient on December 31, 2019, which added $4.7 million and $13.6 million of legal and professional fees during the three and nine months ended September 30, 2020, respectively. In addition to the consolidation of Beneficient, recent transactions and other ongoing initiatives resulted in increased legal and professional fees during the third quarter of 2020, compared to the same period in 2019. During the nine months ended September 30, 2020, the increase in legal and professional fees resulting from the consolidation of Beneficient was partially offset as the nine months ended 2019 included comparatively high legal and professional fees of GWG Holdings as a result of the Beneficient transactions detailed in Note 1 to the condensed consolidated financial statements.
During the three months ended September 30, 2020, a loan loss provision recapture of $5.0 million was recognized due to an increase in expected cash flows for certain PCI loans as more fully described in Note 6 to the condensed consolidated financial statements. During the nine months ended September 30, 2020, a loan loss provision expense of $2.3 million was recorded, primarily due to a decrease in expected cash flows.
The increase in other expenses, in the three and nine months ended September 30, 2020 compared to the same periods of 2019, is primarily the result of the consolidation of Beneficient on December 31, 2019, which added $2.0 million and $4.7 million during the three and nine months ended September 30, 2020, respectively. These increases were partially offset by lower business insurance, contract labor and other operating expenses of GWG Holdings and subsidiaries during the comparable periods.

Income Taxes
The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods.
Consolidated income tax expense for the three months ended September 30, 2020 was $22.4 million, and consolidated income tax expense for the nine months ended September 30, 2020 was $0.6 million. The Company’s effective tax rate was 0.4% for the nine months ended September 30, 2020. The income tax expense for the three months ended September 30, 2020 primarily reflects the effects of a gain allocated to GWG Holdings from Ben LP and an increase to the valuation allowance on the Company's net deferred tax assets (described below). The income tax benefit for the nine months ended September 30, 2020 primarily reflects the effects of a gain allocated to GWG Holdings from Ben LP and a change in state taxing jurisdictions.
After the change-of-control transaction with Ben LP on December 31, 2019, the Company moved its headquarters from Minnesota to Texas. This move resulted in a change in the state deferred tax rate from 9.8% to 0%. In the third quarter 2020, GWG Holdings was allocated a gain from its investment in Ben LP. The tax effects of these items have been recorded as discrete items.
The Company currently records a valuation allowance against its deferred tax assets that cannot be realized by the future reversal of existing temporary differences. Due to the uncertain timing of the reversal of certain of these temporary differences due to the constraint described below, they cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore, the vast majority of the deferred tax liability cannot be utilized in determining the realizability of the deferred tax assets. This is often referred to as a “naked credit.” Due to a prior deemed ownership change, net operating loss carryforwards are subject to Section 382 of the Internal Revenue Code.
The Company reassessed its valuation allowance during the third quarter of 2020 and determined it will no longer utilize the reversal of a temporary difference related to the Company's preferred equity ownership in Beneficient, until such time as the preferred equity is no longer constrained, as a source of income to realize existing deferred tax assets related to the net operating loss and Section 163(j) limitations. As a result, the valuation allowance on the deferred tax assets increased as of September 30, 2020, which resulted in a larger net deferred tax liability (naked credit) as of September 30, 2020. The naked credit as of September 30, 2020 is specifically related to GWG Life’s investment in the Preferred Series A Subclass 1 Unit Accounts described in Note 1. The disposition of this investment is constrained by the Pledge and Security Agreement in favor of the holders of the L Bonds of GWG Holdings. As such, the timing of recognition of the necessary taxable income related to this investment and the future reversal of this temporary difference cannot be predicted.
We continue to monitor and evaluate the rationale for recording a full valuation allowance for the net amount of the deferred tax assets in excess of the deferred tax liabilities that are not constrained. We intend to continue maintaining a full valuation allowance on these net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.
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

Revenue and Earnings before Tax by Reportable Segment — Three and Nine Months Ended September 30, 2020 Compared to the Same Periods of 2019
We have two reportable segments: 1) Beneficient and 2) Secondary Life Insurance. Corporate & Other includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, management and administrative services to support the overall operations of the Company and our equity method investment in FOXO.
Comparison of revenue by reportable segment for the periods indicated (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
Revenue:	2020	2019	Increase/(Decrease)	2020	2019	Increase/(Decrease)
Secondary Life Insurance	$14,422	$18,238	$(3,816)	44,800	$61,199	$(16,399)
Beneficient	14,091	3,709	10,382	86,042	9,723	76,319
Corporate & Other	—	264	(264)	17	517	(500)
Total	$28,513	$22,211	$6,302	$130,859	$71,439	$59,420
The primary components of the changes in revenue during the three and nine months ended September 30, 2020 compared to the same periods in 2019 were as follows:
•Secondary Life Insurance revenue decreased by $3.8 million and $16.4 million during the three and nine months ended September 30, 2020, respectively, compared to the comparable periods in 2019, primarily as a result of respective decreases of $0.5 million and $6.9 million in gain on policy acquisitions as we have not acquired any policies in 2020. Also contributing to the decrease in Secondary Life Insurance segment revenues were respective decreases of $3.2 million and $4.2 million in change in estimated probabilistic cash flows during the three and nine months ended September 30, 2020, compared to the comparable periods in 2019, and respective increases of $1.0 million and $4.0 million in premiums paid during the comparable periods. Furthermore, net revenue recognized at maturity was $1.0 million higher and $0.9 million lower in the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019.

•Beneficient segment revenue for the three and nine months ended September 30, 2020 represents the consolidated operations of Beneficient, compared to an equity method investment in Beneficient during the same periods in 2019, and also includes interest income on the LiquidTrust promissory note entered into in May 2019. As such, the first nine months of 2020 includes $35.1 million of interest income and $14.4 million of trust services revenues, whereas the first nine months of 2019 primarily includes interest income on the Commercial Loan between GWG Life and Beneficient, which was eliminated in consolidation beginning December 31, 2019. Additionally, there was $36.2 million of income recognized during the second quarter by Beneficient as a result of the forfeiture of vested equity-based compensation related to one former director of Beneficient. A substantial majority of the former director’s equity-based compensation units were fully vested, and the related expense was recorded in prior periods. The provisions of the award agreements related to forfeiture of vested units resulted in the previous expense being recorded to other income in the second quarter of 2020.
•Corporate & Other revenue was de minimis during the three and nine months ended September 30, 2020, and during the three and nine months ended September 30, 2019 includes minimal revenue related to a legacy merchant cash advance subsidiary of GWG Holdings. GWG holdings no longer participates in the merchant cash advance industry.

Comparison of earnings before tax by reportable segment for the periods indicated (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
Segment Income (Loss) Before Tax(1)	2020	2019	Increase/Decrease	2020	2019	Increase/Decrease
Secondary Life Insurance	$(12,147)	$(9,169)	$(2,978)	$(39,314)	$(19,792)	$(19,522)
Beneficient(1)	(33,819)	(2,214)	(31,605)	(86,347)	(11,286)	(75,061)
Corporate & Other(2)	(8,915)	(9,020)	105	(22,492)	(25,270)	2,778
Total	$(54,881)	$(20,403)	$(34,478)	$(148,153)	$(56,348)	$(91,805)
_______________________________________________
(1)Includes income and loss from equity method investments for the three and nine months ended September 30, 2019, as presented in our condensed consolidated statements of operations, related to GWG Holdings’ equity method investment in Beneficient prior to December 31, 2019.
(2)Includes loss from equity method investments for the three and nine months ended September 30, 2020, as presented in our condensed consolidated statements of operations, related to GWG Holdings’ investment in FOXO.
The primary drivers of the changes in loss before tax during the three and nine months ended September 30, 2020, compared to the same periods in 2019 were as follows:
•Secondary Life Insurance loss before tax increased by $3.0 million and $19.5 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019, as a result of the following:
•$3.7 million and $15.9 million decreases in gain on life insurance policies, net for the comparative periods as described above in the revenue comparison discussion;
•$12.5 million and $30.1 million increases in interest expense during the comparative periods as a result of higher average debt outstanding; and
•Increases in operating expenses of $25.9 million and $117.3 million during the comparative periods, primarily resulting from higher employee compensation and benefits, professional fees and other expenses described above in the expense comparison discussion.
•Beneficient segment loss before tax increased by $31.6 million and $75.1 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019, primarily due to the consolidation of Beneficient on December 31, 2019. During 2019, we accounted for Beneficient using the equity method on a one-quarter lag, and the amount reported represents our proportionate share of the losses of Beneficient for the period presented. The one-quarter lag was discontinued with the consolidation of Beneficient on December 31, 2019. The earnings of Beneficient for the three and nine months ended September 30, 2020, were affected by $24.3 million and $93.6 million, respectively, of non-cash charges for equity incentive compensation.  During the nine months ended September 30, 2020, Beneficient’s losses were offset by $36.2 million of income recognized as a result of the forfeiture of vested equity-based compensation related to one former director of Beneficient as described in the revenue comparison discussion above.
•Corporate and Other operating loss was lower during the three and nine months ended September 30, 2020 compared to the same periods in 2019, primarily due to lower legal and consulting fees as we incurred higher fees in the first nine months of 2019 as a result of the Beneficient transactions.

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
As of September 30, 2020 and December 31, 2019, we had approximately $177.7 million and $151.5 million, respectively, in combined available cash, cash equivalents, restricted cash, policy benefits receivable and fees receivable.
We currently fund our business primarily with debt that generally has a shorter duration than the duration of our longer-term assets. The resulting asset/liability mismatch can result in a liquidity shortfall if we are unable to renew maturing short term debt or secure suitable additional financing. In such a situation, we could be forced to sell assets at less than optimal (distressed) prices. We heavily rely on our L Bond offering to fund our business operations, including capital allocations to Beneficient. We were unable to offer our L Bonds, our primary source of debt capital, for the approximately three month period commencing May 1, 2019 due to delays in filing certain periodic reports with the SEC. We drew down our cash balances during that period as L Bonds matured but were unable to be renewed, and we were unable to offer new L Bonds. We recommenced our L Bond offering on August 8, 2019. If we are again forced to suspend our L Bond offering in the future for any significant length of time, or demand for our L bonds dissipates, and we are unable to obtain replacement financing, our business would be adversely impacted and our ability to service and repay our debt obligations, much of which is short term, would be compromised, thereby negatively affecting our business prospects and viability.
We had $86.9 million of borrowing base capacity under the LNV Credit Facility as of September 30, 2020. Additional future borrowing base capacity for premiums and servicing costs, created as the premiums and servicing costs of pledged life insurance policies become due and by additional policy pledges to the facility, if any, exists under the LNV Credit Facility. The LNV Credit Facility has certain financial and nonfinancial covenants. We were in compliance with the debt covenants as of September 30, 2020 and continue to be so as of the filing date of this report.
As noted in the “Results of Operations” section above, on November 11, 2019, GWG Holdings contributed the common stock and membership interests of its wholly-owned FOXO Labs and FOXO Life subsidiaries to a legal entity, FOXO, in exchange for a membership interest in the entity. GWG Holdings has contributed $11.2 million in cash to FOXO to date and is committed to contribute an additional $5.0 million to the entity through October 2021.
Financings Summary
We had the following outstanding debt balances as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020		December 31, 2019
Issuer/Borrower	Principal Amount Outstanding	Weighted Average Interest Rate	Principal Amount Outstanding	Weighted Average Interest Rate
GWG DLP Funding IV, LLC – LNV senior credit facility	$213,117	9.16%	$184,586	9.57%
GWG Holdings, Inc. – L Bonds	1,181,058	7.22%	948,128	7.15%
GWG Holdings, Inc. – Seller Trust L Bonds	366,892	7.50%	366,892	7.50%
Beneficient – Other borrowings	102,224	6.24%	152,199	4.59%
Total	$1,863,291	7.44%	$1,651,805	7.26%

The table below reconciles the face amount of our outstanding debt to the carrying value shown on our balance sheets (dollars in thousands):

	September 30, 2020	December 31, 2019
Senior credit facility with LNV Corporation
Face amount outstanding	$213,117	$184,586
Unamortized deferred financing costs	(9,210)	(10,196)
Carrying amount	$203,907	$174,390
L Bonds and Seller Trust L Bonds:
Face amount outstanding	$1,547,950	$1,315,020
Subscriptions in process	19,300	15,839
Unamortized selling costs	(45,839)	(37,329)
Carrying amount	$1,521,411	$1,293,530
Other borrowings:		—
Face amount outstanding	$102,224	$152,199
Unamortized premium (discount)	(2,046)	887
Carrying amount	$100,178	$153,086
In January 2015, we began publicly offering up to $1.0 billion of L Bonds as a follow-on to our earlier $250.0 million public debt offering. In January 2018, we began publicly offering up to $1.0 billion L Bonds under an additional offering. Through September 30, 2020, the total amount of L Bonds sold under these L Bond offerings, including renewals, was $2.0 billion. As of September 30, 2020 and December 31, 2019, respectively, we had approximately $1.2 billion and $948.1 million in principal amount of L Bonds outstanding (exclusive of Seller Trust L Bonds).
On June 3, 2020, a registration statement relating to an additional public offering was declared effective permitting us to sell up to $2.0 billion in principal amount of L Bonds on a continuous basis through June 2023. These bonds contain the same terms and features as our previous offerings. We have raised $108.3 million under this offering since it was declared effective.
In February 2017, we began publicly offering up to 150,000 shares of our Series 2 Redeemable Preferred Stock (“RPS 2”) at a per-share price of $1,000. As of December 31, 2018, we had issued approximately $150 million stated value of RPS 2 and terminated that offering.
On August 10, 2018, GWG Holdings, GWG Life and the Bank of Utah, as trustee, entered into the Supplemental Indenture to the Amended and Restated Indenture. GWG Holdings entered into the Supplemental Indenture to add and modify certain provisions of the Amended and Restated Indenture necessary to provide for the issuance of the Seller Trust L Bonds. We issued Seller Trust L Bonds in the amount of $366.9 million to the Seller Trusts in connection with the Exchange Transaction discussed in detail in Note 1 to the condensed consolidated financial statements. The maturity date of the Seller Trust L Bonds is August 9, 2023. The Seller Trust L Bonds bear interest at 7.5% per annum. Interest is payable monthly in cash (see Note 10 to the condensed consolidated financial statements). The Amended and Restated Indenture was subsequently amended on December 31, 2019, primarily to modify the calculation of the Debt Coverage Ratio in the Indenture to provide the Company with the ability to incur indebtedness (directly or through a subsidiary of the Company) that is payable in capital stock of the Company or mandatorily convertible into or exchangeable for capital stock of the Company that would be excluded from the calculation of the Debt Coverage Ratio.
The weighted-average interest rate of our outstanding L Bonds (excluding the Seller Trust L Bonds) as of September 30, 2020 and December 31, 2019 was 7.22% and 7.15%, respectively, and the weighted-average maturity at those dates was 3.22 years and 3.21 years, respectively. Our L Bonds have renewal features. Since we first issued our L Bonds, we have experienced $736.8 million in maturities, of which $389.2 million has renewed through September 30, 2020 for an additional term. This renewal activity has provided us with an aggregate renewal rate of approximately 52.8% for investments in these securities.

Future contractual maturities of L Bonds and Seller Trust L Bonds at September 30, 2020 are as follows (in thousands):

Years Ending December 31,
Three months ending December 31, 2020	$34,232
2021(1)	566,092
2022	254,467
2023	160,353
2024	117,303
Thereafter	415,503
$1,547,950
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
On September 27, 2017, we entered into a $300.0 million amended and restated senior credit facility, which matures on September 27, 2029, with LNV Corporation in which DLP IV is the borrower. As of September 30, 2020, we had approximately $213.1 million outstanding under the senior credit facility. On November 1, 2019, we entered into the LNV Credit Facility, which replaced the prior agreement governing the facility. A description of the agreement governing our LNV Credit Facility is set forth below under the caption “Amendment of Credit Facility with LNV Corporation”. We intend to use the proceeds from this facility to maintain our portfolio of life insurance policies, for liquidity and for general corporate purposes.
Beneficient had borrowings with an aggregate carrying value of $100.2 million and $153.1 million as of September 30, 2020 and December 31, 2019, respectively. This aggregate outstanding balance includes a first lien credit agreement and a second lien credit agreement with respective balances, including accrued interest, of $27.4 million and $72.2 million as of September 30, 2020 and $77.5 million and $72.2 million as of December 31, 2019, respectively. These amounts exclude an unamortized discount of $2.0 million as of September 30, 2020 and an unamortized premium of $0.9 million as of December 31, 2019. In accordance with the terms of the Second Amendments, both loans accrue interest at a rate of 1-month LIBOR plus 8.0%, with a maximum rate of 9.5%. Both credit agreements were amended and restated on August 13, 2020, which extended the maturity for both to April 10, 2021, as discussed in detail in Note 10 to the condensed consolidated financial statements. Prior to the Second Amendments, both loans accrued interest at a rate of 1-month LIBOR plus 3.95%, compounded daily. These loans are not currently guaranteed by GWG as of September 30, 2020.
Beneficient has additional borrowings maturing in 2023 and 2024 with aggregate balances of $2.6 million and $2.5 million as of September 30, 2020 and December 31, 2019, respectively.
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
The following table seeks to illustrate the impact that a hypothetical sale of our portfolio of life insurance assets (at various discount rates, including the discount rate used to value our portfolio at September 30, 2020), and the realization of the investment in Common Units (a substantial majority of the net assets of which are currently represented by intangible assets and goodwill), investment in Preferred Series A Subclass 1 Unit Account of BCH, investment in Preferred Series C Unit Account of BCH, and the Commercial Loan Agreement (in each case, at their respective carrying amounts and assuming no discount for lack of marketability or transaction costs, which could be substantial) would have on our ability to satisfy our debt obligations as of September 30, 2020. The investment in Common Units, investment in Preferred Series A Subclass 1 Unit Account of BCH, investment in Preferred Series C Unit Account of BCH, and Commercial Loan Agreement are discussed in detail in Note 1 and other applicable notes to the consolidation financial statements. The amounts in the table below do not include the consolidation of the assets and liabilities of Beneficient and related eliminations as of September 30, 2020. In all cases, the sale of the life insurance assets owned by DLP IV will be used first to satisfy all amounts owing under our LNV Credit Facility. The net sale proceeds remaining after satisfying all obligations under our LNV Credit Facility would be applied to the L Bonds and Seller Trust L Bonds on a pari passu basis. All dollar amounts in the table below are in thousands.
Life Insurance

Portfolio Discount Rate	8.25%(1)	10.00%	15.00%	18.00%	20.00%
Value of life insurance portfolio	$787,260	$724,925	$589,682	$529,946	$496,422
Common Units	438,403	438,403	438,403	438,403	438,403
Preferred Series A Subclass 1 Unit Account of BCH	319,030	319,030	319,030	319,030	319,030
Preferred Series C Unit Account of BCH	161,000	161,000	161,000	161,000	161,000
Commercial Loan Agreement	177,512	177,512	177,512	177,512	177,512
Cash, cash equivalents and policy benefits receivable	144,850	144,850	144,850	144,850	144,850
Other assets	22,194	22,194	22,194	22,194	22,194
Total assets	2,050,249	1,987,914	1,852,671	1,792,935	1,759,411
Less: Senior credit facility(2)	213,117	213,117	213,117	213,117	213,117
Net after senior credit facility	1,837,132	1,774,797	1,639,554	1,579,818	1,546,294
Less: L Bonds(3)	1,547,950	1,547,950	1,547,950	1,547,950	1,547,950
Net remaining	$289,182	$226,847	$91,604	$31,868	$(1,656)
Impairment to L Bonds	No impairment	No impairment	No impairment	No Impairment	Impairment
(1)The discount rate used to calculate the fair value of our life insurance portfolio as of September 30, 2020.
(2)This amount excludes unamortized deferred financing costs.
(3)Amount represents aggregate outstanding principal balance of L Bonds and Seller Trust L Bonds as of September 30, 2020.
The above table illustrates that our ability to fully satisfy amounts owing under the L Bonds and Seller Trust L Bonds would likely be impaired upon the sale or the realization of the investment in Common Units, investment in Preferred Series A Subclass 1 Unit Account of BCH, investment in Preferred Series C Unit Account of BCH and Commercial Loan Agreement at their respective carrying amounts, plus all our life insurance assets at a price equivalent to a discount rate of approximately 20.00% or higher at September 30, 2020. At December 31, 2019, the likely impairment occurred at a discount rate of approximately 27.41% or higher.
The table does not include any allowance for transactional fees and expenses (which expenses and fees could be substantial) nor any discount for lack of marketability associated with a portfolio sale or the realization of the investment in Common Units, investment in Preferred Series A Subclass 1 Unit Account of BCH, investment in Preferred Series C Unit Account of BCH, and Commercial Loan Agreement, respectively, and is provided to demonstrate how various discount rates used to value our portfolio of life insurance assets could affect our ability to satisfy amounts owing under our debt obligations in light of our senior secured lender’s right to priority payments under our senior credit facility with LNV Corporation.

The table assumes we will realize the full amounts of investment in Common Units, investment in Preferred Series A Subclass 1 Unit Account of BCH, investment in Preferred Series C Unit Account of BCH and Commercial Loan Agreement. There is currently no market for the aforementioned assets, and a market may not develop. Our Commercial Loan receivable and a portion of our investment in the Common Units may be used as consideration for retiring the Seller Trust L Bonds upon a redemption event or at the maturity of the Seller Trust L Bonds (see Note 10 to the condensed consolidated financial statements). This table also does not include the yield maintenance fee we are required to pay in certain circumstances under our LNV Credit Facility, which could be substantial. The above table should be read in conjunction with the information contained in other sections of this report, including the notes to the condensed consolidated financial statements in this Form 10-Q and our 2019 Form 10-K.
Amendment of Credit Facility with LNV Corporation
Effective November 1, 2019, DLP IV entered into the LNV Credit Facility. The LNV Credit Facility makes available a total of up to $300.0 million in credit to DLP IV with a maturity date of September 27, 2029. Subject to available borrowing base capacity, additional advances are available under the LNV Credit Facility at the LIBOR rate described below. Such advances are available to pay premiums and servicing costs of pledged life insurance policies as such amounts become due. Interest will accrue on amounts borrowed under the LNV Credit Facility at an annual interest rate, determined as of each date of borrowing or quarterly if there is no borrowing, equal to (a) the greater of 9.00% or 12-month LIBOR, plus (b) 7.50% per annum. The effective rate at September 30, 2020 was 9.00%. Interest payments are made on a quarterly basis.
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
We are subject to various financial and non-financial covenants under the LNV Credit Facility, including, but not limited to, compliance with laws, preservation of existence, financial reporting, keeping of proper books of record and account, payment of taxes, and ensuring that neither DLP IV nor GWG Life become an investment company. As of September 30, 2020, we were in compliance with all financial and non-financial covenants.
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
Beneficient finances its business through payments on outstanding loans receivable and fees receivable and additional investments into Beneficient by GWG Holdings and/or other parties. See Note 10 to the condensed consolidated financial statements for details on the amendments of Beneficient's credit agreements. Beneficient uses proceeds from these sources to fund loan originations and potential unfunded capital commitments, working capital, debt service payments and costs associated with potential future products. Beneficient also anticipates the need to establish sufficient regulatory capital if and when its trust charters are issued.
Our total interest expense of $40.8 million and $28.3 million for the three months ended September 30, 2020 and 2019, respectively, and $113.8 million and $83.8 million for the nine months ended September 30, 2020 and 2019, respectively, represent the largest cash expense item in each period. Preferred stock cash dividends were $3.6 million and $4.2 million for the three months ended September 30, 2020 and 2019, respectively, and $11.2 million and $12.8 million for the nine months ended

September 30, 2020 and 2019, respectively. While reducing our cost of funds and increasing our common equity base (at valuations accretive to our book value) are primary goals of the Company, until we do so we will continue to expend significant amounts of cash for interest and dividend payments and will thus continue to rely heavily on our ability to raise cash from our L Bond offering, senior credit facility with LNV Corporation and other means as they are developed and available.
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
The amount of payments for anticipated premiums, including the requirement under our LNV Credit Facility to maintain a two month cost-of-insurance threshold within each policy cash value account, and servicing costs that we will be required to make over the next five years to maintain our current portfolio, assuming no mortalities, is set forth in the table below (in thousands):

Years Ending December 31,	Premiums	Servicing	Total
Three months ending December 31, 2020	$13,088	$405	$13,493
2021	78,959	1,620	80,579
2022	91,220	1,620	92,840
2023	102,859	1,620	104,479
2024	112,033	1,620	113,653
2025	124,556	1,620	126,176
	$522,715	$8,505	$531,220
Our anticipated premium expenses are subject to the risk of increased cost-of-insurance charges (i.e., “COI” or premium charges) for the life insurance policies we own. We did not receive any notices of COI rate changes in 2019. We have received notices of COI increases on six policies in the first nine months of 2020.
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

Quarter End Date	Portfolio Face Amount (in Thousands)	12-Month Trailing Benefits Realized (in Thousands)	12-Month Trailing Premiums Paid (in Thousands)	12-Month Trailing Benefits/Premium Coverage Ratio
March 31, 2016	$1,027,821	$21,845	$28,771	75.9%
June 30, 2016	1,154,798	30,924	31,891	97.0%
September 30, 2016	1,272,078	35,867	37,055	96.8%
December 31, 2016	1,361,675	48,452	40,239	120.4%
March 31, 2017	1,447,558	48,189	42,753	112.7%
June 30, 2017	1,525,363	49,295	45,414	108.5%
September 30, 2017	1,622,627	53,742	46,559	115.4%
December 31, 2017	1,676,148	64,719	52,263	123.8%
March 31, 2018	1,758,066	60,248	53,169	113.3%
June 30, 2018	1,849,079	76,936	53,886	142.8%
September 30, 2018	1,961,598	75,161	55,365	135.8%
December 31, 2018	2,047,992	71,090	52,675	135.0%
March 31, 2019	2,098,428	87,045	56,227	154.8%
June 30, 2019	2,088,445	82,421	59,454	138.6%
September 30, 2019	2,064,156	101,918	61,805	164.9%
December 31, 2019	2,020,973	125,148	63,851	196.0%
March 31, 2020	2,000,680	120,191	65,224	184.3%
June 30, 2020	1,960,826	137,082	66,846	205.1%
September 30, 2020	1,921,067	149,415	67,931	220.0%
We believe that the portfolio cash flow results set forth above are consistent with our general investment thesis that the life insurance policy benefits we receive will continue to increase over time in relation to the premiums we are required to pay on the remaining polices in the portfolio. Nevertheless, we expect that our portfolio cash flow on a period-to-period basis will remain inconsistent as we continue to allocate substantially more capital to Beneficient.
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

Off-Balance Sheet Arrangements
Unfunded Capital Commitments
Beneficient had $35.3 million and $73.8 million of gross potential capital commitments as of September 30, 2020 and December 31, 2019, respectively, representing potential limited partner capital funding commitments on the alternative asset fund collateral to its loans above any cash reserves. The decrease in gross potential capital commitments from December 31, 2019 is due to the liquidation of the underlying funds and removal of the related commitment. The trust holding the interest in the limited partnership for the alternative asset fund is required to fund these limited partner capital commitments per the terms of the limited partnership agreement. Capital funding commitment reserves are maintained by the associated trusts created at the origination of each trust for up to $0.1 million. To the extent that the associated trust cannot pay the capital funding commitment, Beneficient is obligated to lend sufficient funds to meet the commitment. Any amounts advanced by Beneficient for these limited partner capital funding commitments above the associated capital funding commitment reserves held by the associated trusts are added to the loan balance and are expected to be recouped through the cash distributions from the alternative asset fund collateral.
Capital commitments generally originate from limited partner agreements having fixed or expiring expiration dates. The total limited partner capital funding commitment amounts may not necessarily represent future cash requirements. Beneficient considers the creditworthiness on a case-by-case basis. At both September 30, 2020 and December 31, 2019, Beneficient had no reserves for losses on unused commitments to fund potential limited partner capital funding commitments.
Credit Risk and Interest Rate Risk
We review the credit risk associated with our portfolio of life insurance policies when estimating its fair value. In evaluating the policies’ credit risk, we consider insurance company solvency, credit risk indicators, economic conditions, ongoing credit evaluations, and company positions. We attempt to manage our credit risk related to life insurance policies typically by purchasing policies issued only from companies with an investment-grade credit rating by either Standard & Poor’s, Moody’s, or A.M. Best Company. As of September 30, 2020, 96.2% of our life insurance policies, by face value benefits, were issued by companies that maintained an investment-grade rating (BBB or better) by Standard & Poor’s.
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
Beneficient is subject to risks related to markets, credit, currency, and interest rates. Beneficient issues loans that are subject to credit risk, repayment risk and interest rate risk. Beneficient has underwriting procedures and utilizes market rates. As of September 30, 2020, all of Beneficient’s loans are collateralized by the cash flows originating from alternative assets without recourse to the client. Currently, all of these alternative assets consist of private equity limited partnership interests, which are primarily denominated in the U.S. dollar, Euro, and Canadian dollar. The underlying portfolio companies primarily operate in the United States, with the largest percentage, based on NAV, operating in healthcare technology, bio-technology, and semiconductor and equipment industries. The Company mitigates credit risk through the ExAlt PlanTM whereby excess cash flows from a collective pool of alternative assets can be utilized to repay the loans when cash flows from the client’s original alternative assets are not sufficient to repay the outstanding principal, interest, and fees.
Guarantee and Collateral Provisions of L Bonds and Seller Trust L Bonds
Our L Bonds are offered and sold under a registration statement declared effective by the SEC, and we have issued Seller Trust L Bonds under a Supplemental Indenture, as described in Note 10 to the condensed consolidated financial statements. The L Bonds and Seller Trust L Bonds are secured by substantially all the assets of GWG Holdings and a pledge of all of GWG

Holdings’ common stock held by BCC and AltiVerse (which together represent approximately 12% of our outstanding common stock), and are guaranteed by a guarantee by GWG Life and corresponding grant of a security interest in substantially all the assets of GWG Life(1). As a guarantor, GWG Life has fully and unconditionally guaranteed the payment of principal and interest on the L Bonds and Seller Trust L Bonds. GWG Life’s equity in GWG Life Trust, DLP IV(2), and DLP V Holdings serves as collateral for our L Bond and Seller Trust L Bond obligations. Substantially all of our life insurance policies are held by DLP IV, DLP V, or GWG Life Trust. The policies held by DLP IV are not direct collateral for the L Bonds as such policies are pledged to the LNV Credit Facility.

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

The following represents summarized financial information as of September 30, 2020 and December 31, 2019, with respect to the financial position, and for the nine months ended September 30, 2020, with respect to results of operations. The tables present summarized financial information of GWG Holdings as issuer of the L Bonds and Seller Trust L Bonds, and GWG Life as guarantor, on a combined basis after elimination of (i) intercompany transactions and balances among such entities, including GWG Holdings' interest in GWG Life, and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor (including DLP IV, DLP V, GWG Life Trust and Beneficient). The summarized financial information has been prepared in accordance with Rule 13-01 of Regulation S-X.

Summarized Balance Sheet Information (in thousands, not intended to balance):

	September 30, 2020	December 31, 2019
Assets(1)
Cash, cash equivalents and restricted cash	$91,289	$60,365
Financing receivables from affiliates	—	67,153
Other assets	7,400	8,659
Total assets	$98,689	$136,177
Liabilities
L Bonds	$1,154,519	$926,638
Seller Trust L Bonds	366,892	366,892
Interest and dividends payable	12,145	12,491
Accounts payable and accrued expenses	15,988	3,093
Deferred tax liabilities	52,500	57,923
Total liabilities	$1,602,044	$1,367,037
Equity
Redeemable preferred stock and Series 2 redeemable preferred stock	$167,113	$201,891
______________________________________

(1) Assets exclude: i) GWG Holdings’ investment in GWG Life of $1.2 billion and $1.2 billion as of September 30, 2020 and December 31, 2019, respectively; ii) GWG Holdings’ aggregate investments in non-obligor subsidiaries of $613.9 million and $439.4 million as of September 30, 2020 and December 31, 2019, respectively; and iii) GWG Life’s aggregate investments in and loans to non-obligor subsidiaries of $1.1 billion and $1.2 billion as of September 30, 2020 and December 31, 2019, respectively.

Summarized Statement of Operations Information (in thousands):

Nine Months Ended September 30, 2020
Total revenues	$90,249

Interest expense	$91,073
Other expenses	29,235
Total expenses	$120,308
Loss before income taxes and preferred dividends	$(30,059)
Income tax expense (benefit)	(1,416)
Preferred dividends	11,235
Net loss	$(39,878)
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

	September 30, 2020	December 31, 2019
Life insurance portfolio policy benefits	$1,921,067	$2,020,973
Discount rate of future cash flows(1)	7.49%	7.55%
Net present value of life insurance portfolio policy benefits	$817,555	$826,196
All cash and cash equivalents (including restricted cash)	108,432	81,780
Life insurance policy benefits receivable, net	36,418	23,031
Financing receivables from affiliates(2)	177,512	258,402
Investments in Common Units(2)(3)	438,403	313,443
Investments in Preferred Series A Subclass 1 Unit Account	319,030	319,030
Investments in Preferred Series C Unit Account	161,000	—
Option Agreement and other assets(3)	22,194	54,365
Total Coverage(4)	$2,080,544	$1,876,247

Total Indebtedness(4)	$1,444,454	$1,132,714

Debt Coverage Ratio	69.43%	60.40%
(1)Weighted-average interest rate paid on indebtedness, excluding that of Seller Trust L-Bonds.
(2)The LiquidTrust Promissory Note, previously included in financing receivables from affiliates, was converted to Common Units on September 30, 2020.
(3)The Option Agreement was exercised and converted to Common Units effective August 11, 2020.
(4)Total Coverage excludes the assets of Beneficient. Total Indebtedness is equal to the total liabilities balance of GWG Holdings (excluding the liabilities of Beneficient) as of September 30, 2020, other than Excluded Indebtedness. Excluded Indebtedness is Indebtedness that is payable at the Company’s option in Capital Stock of the Company or securities mandatorily convertible into or exchangeable for Capital Stock of the Company, or any Indebtedness that is reasonably expected to be converted or exchanged, directly or indirectly, into Capital Stock of the Company. This change in the definition of the Debt Coverage Ratio was defined in Amendment No. 2 to the Amended and Restated Indenture entered into as of December 31, 2019 (see Note 10 to the condensed consolidated financial statements).
As of September 30, 2020 and December 31, 2019, we were in compliance with the Debt Coverage Ratio.

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
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of September 30, 2020 (the end of the period covered by this report). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that due to the material weakness described below, our disclosure controls and procedures were not effective as of September 30, 2020.
Material Weakness
In connection with the preparation and review of our quarterly condensed consolidated financial statements, we and our independent registered public accounting firm identified a material weakness in internal controls over the quarterly income tax provision process, which included the measurement of the valuation allowance against the Company’s deferred tax assets.
We have begun the implementation of additional steps in our valuation allowance estimation process and are reevaluating the internal and external resources involved in the quarterly assessment of the valuation allowance. We believe these measures will enable us to quickly remediate this material weakness in internal controls over the income tax provision process, including the valuation allowance against the Company’s deferred tax assets.
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
As a result of the consolidation of Beneficient, we have evaluated the processes and procedures of Beneficient’s internal control over financial reporting, and are incorporating Beneficient’s internal control over financial reporting into our internal control over financial reporting framework. In addition, as a result of the consolidation of Beneficient, we have implemented new processes and controls over accounting for goodwill and other intangible assets, primarily related to assessing these assets for impairment.
Other than the aforementioned items, there were no changes in our internal control over financial reporting during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS.
Except as described below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2020.
We have identified a material weakness in our internal control over our tax provision process which could, if not remediated, result in material misstatements in our financial statements.
Our management has identified a material weakness in our internal controls over financial reporting. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our quarterly report for the quarter ended September 30, 2020, we identified a material weakness in internal controls over the quarterly income tax provision process, which included the measurement of the valuation allowance against the Company's deferred tax assets.

We continue to evaluate, design and implement controls and procedures under a remediation plan designed to address this material weakness. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our financial results could be adversely affected.
ITEM 5. OTHER INFORMATION
None.
ITEM 6.    EXHIBITS

Exhibit
10.1	Second Amended and Restated Credit Agreement among Beneficient Capital Company, L.LC., HCLP Nominees L.L.C., and other persons party thereto (filed herewith)†
10.2	Second Amended and Restated Second Lien Credit Agreement among Beneficient Capital Company, L.LC., HCLP Nominees L.L.C., and other persons party thereto (filed herewith)†
22	List of Guarantor Subsidiaries (filed herewith)
31.1	Section 302 Certification of the Chief Executive Officer (filed herewith)
31.2	Section 302 Certification of the Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99.1	Letter from ClearLife Limited, dated October 20, 2020 (filed herewith)
99.2	Portfolio of Life Insurance Policies as of September 30, 2020 (filed herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

† Certain information has been excluded from this exhibit because it both is not material and would likely cause competitive harm to the registrant if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GWG HOLDINGS, INC.

Date: November 19, 2020	By:	/s/ Murray T. Holland
President and Chief Executive Officer

Date: November 19, 2020	By:	/s/ Timothy L. Evans
Chief Financial Officer