Form 10-K
period 2020-12-31
GWG Holdings, Inc.
filed 2021-11-05
CIK 1522690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
 FORM 10-K
__________________________________________________
 ☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from ________ to ________
Commission File Number: 001-36615
__________________________________________________
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
__________________________________________________
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates was $24,297,105 as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), based on a total of 3,167,810 shares of common stock held by non-affiliates and a closing price of $7.67 as reported on the Nasdaq Capital Market on June 30, 2020. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners, are or were, in fact, affiliates of the registrant.
As of September 30, 2021, GWG Holdings, Inc. had 33,097,118 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
None.

GWG HOLDINGS, INC.
Index to Form 10-K
for the Fiscal Year Ended December 31, 2020

Explanatory Note

Restatement Overview

In this Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”), GWG Holdings, Inc. is restating its previously issued (i) consolidated balance sheet as of December 31, 2019, (ii) the consolidated statement of operations, (iii) the consolidated statement of changes in stockholders’ equity, and (iv) the consolidated statement of cash flows for the year ended December 31, 2019, included in its Annual Report on Form 10-K for the year ended December 31, 2019, (the “Restatement”). The Restatement also impacted each of the quarters for the periods beginning with GWG Holdings, Inc.’s consolidation with The Beneficient Company Group, L.P. (“Ben LP,” including all of the subsidiaries it may have from time to time — “Beneficient”) as of December 31, 2019 through the quarter ended September 30, 2020. We do not plan to file an amended version of any previously filed reports on Forms 10-K or 10-Q in connection with the Restatement, and, as such, the financial statements included in such previously filed periodic reports should not be relied upon.

In this 2020 Form 10-K, the annual and interim periods from GWG Holdings, Inc.’s consolidation with Beneficient as of December 31, 2019 through the quarter ended September 30, 2020 are collectively referred to as the “Restatement Period.” References to the “Company,” “we,” “our” and “us” in this 2020 Form 10- K refer to GWG Holdings, Inc. together, in each case, with its subsidiaries unless the context suggests otherwise.

The impact of the Restatement is included in this 2020 Form 10-K, and is more specifically described below in this Explanatory Note and in Notes 21 and 22 of the notes to the accompanying audited consolidated financial statements and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”. All references to prior periods included below in the Management’s Discussion and Analysis of Financial Condition and Results of Operations have been revised to reflect the effects of the Restatement. Additionally, the impacts of the Restatement have been reflected throughout the financial statements, including the applicable footnotes.

As previously reported on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on July 7, 2021, and as discussed throughout this 2020 Form 10-K, as part of the preparation of its 2020 Form 10-K, the Company voluntarily submitted two questions to the SEC’s Office of the Chief Accountant (“OCA”) on February 15, 2021. The questions submitted by the Company to OCA were (1) whether a December 31, 2019 transaction resulted in GWG Holdings, Inc. obtaining control of Ben LP in a transaction that constituted a change-in-control of Beneficient by entities not under common control, and (2) whether Ben LP was required to consolidate any of the trusts created through Beneficient’s ExAlt PlanTM (as defined in Item 1. Business) established in connection with its business of providing liquidity to holders of alternative assets. On July 26, 2021, the Company and OCA staff held a conference call in which OCA’s staff notified the Company of its conclusions on the two accounting questions that were the subject of the consultation. During that call, OCA expressed that it would object to a conclusion that Ben LP not consolidate the Custody Trusts, Collective Trusts, LiquidTrusts and Funding Trusts, (collectively, the “ExAlt Trusts”) as of December 31, 2019. Consistent with the conclusions communicated by OCA on July 26, 2021, the Company determined that it was necessary to restate the consolidated financial statements as of and for the year ended December 31, 2019 in response to the conclusion on question (2). Regarding question (1), OCA did not conclude on the common control aspect of the transaction in question. However, after further analysis, including, among other things, consulting with legal counsel to conclude that the common stock of GWG Holdings held by Beneficient were not voteable under Delaware law, the Company confirmed its original conclusion that the entities were not under common control.

Prior to December 31, 2019, only certain trusts created through Beneficient’s ExAlt PlanTM were considered variable interest entities for which Ben LP had a variable interest and was considered the primary beneficiary. Thus, Ben LP was required to consolidate certain of such trusts. Due to changes to both the governance structure and the underlying economics of the trust and other agreements pertaining to certain of the ExAlt Trusts and the execution of new loan agreements between a subsidiary of Ben LP and certain of such trusts as of December 31, 2019, it was initially concluded that Ben LP no longer had the power to direct the activities that most significantly impact the economic performance of any of the ExAlt Trusts and therefore could no longer consolidate any of such trusts as of December 31, 2019, including those previously consolidated. However, we have since determined that such conclusion was incorrect, and that the proper application of generally accepted accounting principles is for Ben LP to consolidate the ExAlt Trusts. As a result of consolidating such trusts, Ben LP’s primary tangible asset, which was acquired through loans a subsidiary of Ben LP made to certain of the ExAlt Trusts, was previously reported as a loan receivable as of December 31, 2019, but is now being reported as an investment in alternative assets held by certain of the ExAlt Trusts.

Impact of Restatement

Notes 21 and 22 of the accompanying consolidated financial statements present the impact of the Restatement to our Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Changes in Stockholders’ Equity, and Consolidated Statements of Cash Flows for the annual and quarterly periods affected, each as compared with the amounts presented in the originally filed Annual Report on Form 10-K for the year ended December 31, 2019, and the original Quarterly Reports on Form 10-Q for the periods ended March 31, 2020, June 30, 2020, and September 30, 2020, previously filed with the SEC.

Other Corrections

In addition to the Restatement items, the Company has corrected other items, which had been previously identified and determined to be immaterial pursuant to Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections and Staff Accounting Bulletin (“SAB”) No. 99, Materiality. While these other adjustments are both quantitatively and qualitatively immaterial, individually and in the aggregate, because we are correcting for the Restatement items, we have decided to correct these other adjustments as well.

Specifically, the Company reassessed its valuation allowance against its deferred tax assets and determined it will no longer utilize the reversal of a temporary difference related to the Company's preferred equity ownership in Beneficient, until such time as the preferred equity is no longer constrained, as a source of income to realize existing deferred tax assets related to the net operating loss and Section 163(j) limitations. The net deferred tax liability presented in the Company’s consolidated balance sheets is specifically related to GWG Life’s investment in the Preferred Series A Subclass 1 Unit Accounts resulting from the Investment Agreement described in Note 1. The disposition of this investment is constrained by the Pledge and Security Agreement in favor of the holders of the L Bonds of GWG Holdings. As such, the timing of recognition of the necessary taxable income related to this investment and the future reversal of this temporary difference cannot be predicted. The changes in the valuation allowance are reflected in the restatement tables presented in Notes 21 and 22.

Internal Control over Financial Reporting and Disclosure Controls and Procedures

In connection with matters related to the Restatement, we have determined that a material weakness existed in our internal control over financial reporting for all periods from December 31, 2019 to December 31, 2020. As of December 31, 2020, the design and operating effectiveness of controls over the selection, application and review of the implementation of accounting policies were not sufficient to ensure amounts recorded and disclosed were fairly stated in accordance with GAAP. This material weakness resulted in the Restatement. In addition, not solely as a result of this material weakness, GWG Holdings, Inc.’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective for the year ended December 31, 2020. Notwithstanding this material weakness and others identified, our management, based upon the substantial work performed during the Restatement process, has concluded that the Company’s consolidated financial statements for the periods covered by and included in this 2020 Form 10-K are prepared in accordance with GAAP and fairly present, in all material respects, our financial position, results of operation and cash flows for each of the periods presented herein. For more information see “Part II – Item 9A – Controls and Procedures.”

FORWARD-LOOKING INFORMATION; RISK FACTOR SUMMARY
This 2020 Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain known and unknown risks and uncertainties. Forward-looking statements predict or describe our future operations, business plans, business and investment strategies and portfolio management and the performance of our investments. These forward-looking statements are generally identified by their use of such terms and phrases as “intend,” “goal,” “estimate,” “expect,” “project,” “projections,” “plans,” “seeks,” “anticipates,” “will,” “should,” “could,” “may,” “designed to,” “foreseeable future,” “believe,” “scheduled” and similar expressions. Our actual results or outcomes may differ materially from those anticipated. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Our actual results may differ significantly from any results expressed or implied by these forward-looking statements. A summary of the principal risk factors that make investing in our securities risky and might cause our actual results to differ is set forth below. The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. This summary should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section entitled “Risk Factors” in this report. Defined terms used below are defined elsewhere in this 2020 Form 10-K.
Risks Related to Our Operations and Organizational Structure
•Our current inability to raise capital, recurring losses from operations, negative cash flows from operations, delays in executing our business plans, and potential negative implications of the ongoing SEC non-public, fact-finding investigation raise substantial doubt regarding our ability to continue as a going concern. The report from our independent registered public accounting firm for the year ended December 31, 2020, includes an explanatory paragraph stating that these factors raise substantial doubt about our ability to continue as a going concern.
•We have a relatively limited history of operations and a history of net losses.
•Our operations and financial results may be adversely affected by the ongoing COVID-19 pandemic.
•We may be unable to capitalize on the anticipated benefits of the Beneficient Transactions.
•GWG Holdings’ ability to control the activities of Beneficient is subject to certain rights of others set forth in the limited liability company agreement for the general partner of Ben LP, and GWG Holdings has entered into a non-binding term sheet to relinquish certain rights with respect to Beneficient, including GWG Holdings’ ability to appoint a majority of the board of directors of the general partner of Ben LP and control the activities of Beneficient.
•Ben LP’s partnership agreement eliminates fiduciary duties that might otherwise be owed to GWG Holdings under Delaware law.
•If certain events occur, GWG Holdings will lose its right to appoint a majority of the board of directors of the general partner of Ben LP and therefore its ability to exercise control over Ben LP and consolidate its financial results.
•GWG Holdings’ percentage ownership in Ben LP may be diluted significantly.
•A failure to establish and maintain effective internal controls over financial reporting, including our identified material weaknesses, could adversely affect our financial results.
•We may not realize a return on GWG Holdings’ investment in FOXO Technologies Inc.
•The resale of GWG Holdings’ common stock issued in the Exchange Transaction could result in a reduction to the market price of GWG Holdings’ common stock and result in a destabilized trading market for GWG Holdings’ common stock.
•The Seller Trusts, collectively, have the power to control the vote of a majority of GWG Holdings’ outstanding common stock.
•We are currently relying on the “controlled company” exemption under Nasdaq Stock Market Listing Rules.
Risks Related to Our Liquidity Products Business
•Beneficient may be unable to operate its business successfully.
•Beneficient has experienced significant delays in obtaining, and may not obtain, its TEFFI trust company charter.
•Beneficient may not be able to grow, effectively manage its growth, or achieve profitability.
•Beneficient is subject to repayment risk in connection with its liquidity transactions.
•Beneficient may incur significant losses as a result of ineffective risk management processes and strategies.
•Difficult market conditions can cause investors to reduce or suspend their investments in alternative assets or their desire to liquidate alternative assets they hold, which could adversely affect Beneficient’s business.
i

•Beneficient’s business, profitability and liquidity may be adversely affected by deterioration in the credit quality of, or defaults by, the ExAlt Trusts that owe Beneficient money, securities or other assets or whose obligations collateralizes the loans made by certain of Beneficient’s operating subsidiaries to certain of the ExAlt Trusts.
•Beneficient uses hedging transactions to manage certain market risks; Beneficient’s business, profitability and liquidity may be adversely affected by unanticipated market conditions including interest rates, currency exchange rates, equity market behavior, and other relevant market factors that generate losses not covered or offset by a hedge.
•Beneficient’s fair value estimates of illiquid assets may not accurately estimate prices obtained at the time of sale.
•Notwithstanding its diversification strategies, Beneficient’s liquidity, profitability and business may be adversely affected by concentrations of assets.
•The due diligence process that Beneficient undertakes in connection with liquidity transactions may or may not reveal all facts that may be relevant in connection with such liquidity transaction.
Risks Related to Our Secondary Life Insurance Business
•The valuation of our life insurance policy assets requires us to make material assumptions that may ultimately prove to be incorrect.
•Actual results from our life insurance portfolio may not match our projected results.
•Our investments in life insurance policies have inherent risks, including fraud and legal challenges to the validity of the policies.
•If actuarial assumptions related to our investments in life insurance policies change, our operating results and cash flow could be adversely affected, as well as the value of our collateral and our ability to service our debt obligations.
•We rely on estimated rates of mortality when valuing life insurance policies and forecasting the performance of our life insurance portfolio.
•Cost-of-insurance (premium) increases could materially and adversely affect our profitability and financial condition.
Risks Related to Our Proposed Insurance Business
•We have no experience in operating an insurance business and our entry into the insurance market may not be successful.
•We may not be able to obtain or maintain approval of insurance regulators and other regulatory authorities.
•The operation of our proposed insurance business will subject us to additional costs and economic, political, currency, and other risks.
Risks Related to Our Indebtedness and Financing Arrangements
•Our indebtedness could adversely affect our financial condition and may otherwise adversely impact our business operations.
•We critically rely on debt financing for our business.
•We may not be able to raise the capital that we are seeking from our securities offerings.
•GWG Holdings depends upon cash distributions from its subsidiaries, and contractual restrictions on distributions to it or adverse events at one of its operating subsidiaries could materially and adversely affect its ability to pay its debts.
•The collateral granted as security for our obligations under our various debt obligations may be insufficient to repay all such debt obligations.
•If a significant number of holders of GWG Holdings’ L Bonds demand repayment of those instruments upon maturity instead of renewing them, GWG Holdings may be forced to liquidate some of its life insurance policies, investments in Beneficient or other assets. Substantially all of our life insurance policies are pledged as collateral under the LNV Credit Facility and the NF Credit Facility and we would not be able to dispose of them without compliance with the terms of those credit facilities.
•Subordination provisions contained in the indenture governing the L Bonds, including any supplemental indentures, will place restrictions on the ability of the trustee or the L Bond holders to enforce certain rights against us under the indenture.
•A failure to maintain compliance with our debt covenants, including the indenture governing the L Bonds, may have a material adverse effect on our ability to continue our business operations.
Legal and Regulatory Risks
•A determination that we are an unregistered investment company would have material adverse consequences.
•We will be subject to comprehensive governmental regulation and supervision.
•Our life insurance business will be subject to state or foreign government regulation.
ii

•We are currently subject to a non-public, fact-finding investigation into the Company by the SEC, and we are unable to predict the outcome of this matter.
General Risk Factors
•Our success depends on certain key executives and the ability to attract, retain, and develop new professionals.
•Business disruptions and interruptions and adverse economic conditions due to natural disasters and other external events beyond our control can adversely affect our business, financial condition and results of operations.
•Changes in general economic conditions could adversely impact our business.
•A failure in our operational systems as well as human error or malfeasance could impair our liquidity, disrupt our business, result in the disclosure of confidential information, damage our reputation, and cause losses.
•We rely on other companies to provide key components of our business infrastructure.
iii

PART I
ITEM 1. BUSINESS.
Organizational Structure
Our business was originally organized in February 2006. We added our parent holding company, GWG Holdings, Inc. (“GWG Holdings”), in March 2008, and in September 2014 we consummated an initial public offering of GWG Holdings’ common stock on The Nasdaq Capital Market where the stock trades under the ticker symbol “GWGH.”
GWG Holdings conducts its life insurance secondary market business through a wholly-owned subsidiary, GWG Life, LLC (“GWG Life”), and GWG Life’s wholly-owned subsidiaries, GWG Life Trust, GWG DLP Funding IV, LLC (“DLP IV”), GWG DLP Funding V Holdings, LLC (“DLP V Holdings”), and GWG DLP Funding Holdings VI, LLC (“DLP VI Holdings”). DLP V Holdings is the sole member of GWG DLP Funding V, LLC (“DLP V”). DLP VI Holdings is the sole member of GWG DLP Funding VI, LLC (“DLP VI”).
In addition, GWG Holdings has exposure to indirect interests in loans collateralized by cash flows from alternative assets. Such loans are made and held by certain of the operating subsidiaries of Ben LP. These loans are made to certain of the ExAlt Trusts, which are consolidated subsidiaries of Ben LP and thus, such loans are eliminated upon consolidation for financial reporting purposes. Ben LP’s general partner is Beneficient Management, L.L.C. (“Beneficient Management”). Prior to December 31, 2019, GWG Holdings’ investment in Beneficient was accounted for as an equity method investment. On December 31, 2019, as more fully described below, Beneficient became a consolidated subsidiary of GWG Holdings. As also described below, on August 13, 2021, GWG Holdings entered into a non-binding term sheet with Ben LP and Beneficient Company Holdings, L.P. (“BCH”), that outlines a series of transactions which, if completed, will result in, among other things, (i) GWG Holdings receiving certain proposed enhancements to its investments in Beneficient; (ii) GWG Holdings no longer having the right to appoint directors of the Board of Directors of Beneficient Management; and (iii) Beneficient no longer being a consolidated subsidiary of GWG Holdings. The term sheet is part of ongoing efforts by management and the Board of Directors of the Company to maximize the value of GWG Holdings’ and GWG Life’s investment in Beneficient.
GWG Holdings also has a financial interest in FOXO Technologies Inc. (“FOXO”, formerly FOXO BioScience LLC), which, through its wholly-owned subsidiaries FOXO Labs Inc. (“FOXO Labs”, formerly, Life Epigenetics Inc.) and FOXO Life LLC (“FOXO Life”, formerly, youSurance General Agency, LLC), seeks to commercialize epigenetic technology for the longevity industry and offer life insurance directly to customers utilizing epigenetic technology. Although we have a financial interest in FOXO, we do not have a controlling financial interest because another party is the majority shareholder of the voting class of securities. Therefore, we account for our ownership interest in FOXO as an equity method investment. FOXO Labs was formed to commercialize epigenetic technology for the longevity industry. FOXO Life seeks to offer life insurance directly to customers utilizing epigenetic technology.
All of the aforementioned entities are legally organized in the state of Delaware, other than GWG Life Trust, which was formed under the laws of the state of Utah, and certain of the ExAlt Trusts, which were formed under the laws of the State of Texas. Unless the context otherwise requires or we specifically so indicate, all references in this report to “we,” “us,” “our,” “our Company,” “GWG,” or the “Company” refer to GWG Holdings together, in each case, with its subsidiaries. Our headquarters are located at 325 N. St. Paul Street, Suite 2560, Dallas, Texas 75201.
Our Company
We are an innovative financial services company that is a leader in providing unique liquidity solutions and services for the owners of illiquid investments. In 2018 and 2019, GWG Holdings consummated a series of transactions (as more fully described below) with Beneficient that has resulted in a significant reorientation of our business and capital allocation strategy towards an expansive and diverse exposure to alternative assets. As part of this reorientation, GWG Holdings also changed its Board of Directors and executive management team.
While we are continuing our work to maximize the value of our secondary life insurance business, based on recent developments in the capital markets, including the availability of financing on favorable terms, we have begun exploring the feasibility of purchasing additional life insurance policies through the secondary market and establishing a life insurance subsidiary to operate in the life insurance industry. These operations are in addition to allocating capital to provide liquidity to holders of a broader range of alternative assets, which GWG Holdings currently provides through investments in Beneficient.

We completed the transactions with Beneficient to provide the Company with a significant increase in assets and common stockholders’ equity as well as with the opportunity for a diversified source of future earnings from our exposure to the alternative asset industry. We believe the Beneficient transactions and the other strategies we are pursuing, including continuing to pursue opportunities in the life insurance industry, will transform GWG Holdings from a niche provider of liquidity to owners of life insurance to a diversified provider of financial products and services with exposure to a broad range of alternative assets.
Beneficient is a financial services company based in Dallas, Texas, that markets an array of liquidity and trust administration products to alternative asset investors primarily comprised of mid-to-high-net-worth individuals having a net worth between $5 million and $30 million (“MHNW”) and small-to-midsize institutional investors and family offices with less than $1 billion in investable assets (“STMIs”). One of Beneficient’s founders, Brad K. Heppner (“Ben Founder”), serves as Chairman and Chief Executive Officer of Beneficient and previously served as Chairman of GWG Holdings from April 26, 2019 to June 14, 2021. Ben LP plans to offer its products and services through its five operating subsidiaries, which include (i) Ben Liquidity, (ii) Ben Custody Admin, (iii) Ben Insurance, (iv) Ben Markets and (v) Beneficient USA (each operating subsidiary is further defined below). Ben Liquidity plans to operate a trust company that is a Kansas Technology Enabled Fiduciary Financial Institutions (“TEFFI”) authorized to serve as an alternative asset custodian, trustee and lender with statutory powers granted for each of these activities and permitting Ben Liquidity to provide fiduciary financing for certain of its customer liquidity transactions. Ben Custody Admin plans to operate a Texas trust company that is being organized to provide its customers with certain administrative, custodial and trustee products and specialized services focused on alternative asset investors. Ben Insurance has been chartered as a Bermuda based insurance company that plans to offer certain customized insurance products and services covering risks relating to owning, managing and transferring alternative assets. Ben Markets is in the regulatory process for acquiring a captive registered broker-dealer that would conduct certain of its activities attendant to offering a suite of products and services from the Beneficient family of companies. Certain of Ben LP’s operating subsidiary products and services involve or are offered to certain of the ExAlt Trusts (defined below), which are consolidated subsidiaries of Ben LP for financial reporting purposes (such trusts are and may individually be referred to as Custody Trusts, Collective Trusts, LiquidTrusts, and Funding Trusts). Beneficient USA employs a substantial majority of the executives and staff for Beneficient’s operating subsidiaries to which Beneficient USA provides administrative and technical services.
Beneficient’s primary operations, which commenced on September 1, 2017, consist of offering its liquidity and trust administration services to its customers, primarily through certain of Ben LP’s operating subsidiaries, Ben Liquidity, L.L.C. (“Ben Liquidity”) and Ben Custody, L.L.C. (“Ben Custody Admin”), respectively. Ben Liquidity offers simple, rapid and cost-effective liquidity products to its customers through the use of customized trust vehicles, (such trusts, the “ExAlt Trusts”), that facilitate the exchange of a customer’s alternative assets for consideration using a unique financing structure (such structure and process, the “ExAlt PlanTM”). The ExAlt Plan trademark was developed by Beneficient as a brand of liquidity and trust administration services designed for alternative asset investors, specifically MHNW and STMIs to “Ex”it “Alt”ernatives. A subsidiary of Ben Liquidity makes loans (each, an “ExAlt Loan”) to certain of the ExAlt Trusts which employ the loan proceeds to acquire agreed upon consideration, which certain of the ExAlt Trusts deliver to customers in exchange for their alternative assets. Ben Liquidity generates interest and fee income earned in connection with the ExAlt Loans, which are collateralized by a portion of the cash flows from the exchanged alternative assets (the “Collateral”). Ben Custody Admin currently provides trust administration services to the trustees of certain of the ExAlt Trusts that own the exchanged alternative asset following liquidity transactions for fees payable quarterly. The Collateral supports the repayment of the ExAlt Loans plus any related interest and fees and trust administration service fees. Under the applicable trust and other agreements, certain charities are the ultimate beneficiaries of the ExAlt Trusts (the “Non-Controlling Interest Holders”). As ultimate beneficiaries of prior transactions, for every $0.95 paid to the lender (e.g., subsidiaries of Ben LP) on the ExAlt Loans, $0.05 is also paid to certain of the Non-Controlling Interest Holders. For periods following 2020, future Non-Controlling Interest Holders are structured to be paid $0.025 for every $0.975 paid to the fiduciary financial lender (e.g., subsidiaries of Ben LP) of the ExAlt Loans. Since Ben LP consolidates the ExAlt Trusts, Ben LP’s operating subsidiary’s ExAlt Loans and related interest and fee income are eliminated in the presentation of our consolidated financial statements.
Prior to January 1, 2021, Ben LP operated primarily through certain of its subsidiaries that included, (i) Beneficient Capital Company, L.L.C. (“BCC”), which offered liquidity products; (ii) Beneficient Administration and Clearing Company, L.L.C. (“BACC”), which provided services for private fund and trust administration; and (iii) other entities, including the ExAlt Trusts.
On December 31, 2020, a series of restructuring transactions occurred to better position certain of Ben LP’s subsidiaries for ongoing operations and future products and services, to capitalize Pen and to meet certain requirements of the Texas

Department of Banking. In connection with these transactions, BCC transferred all of its assets, which included, among other assets, its ExAlt Loans receivable, liabilities, which included, among other liabilities, loans payable with respect to secured loans with HCLP Nominees, L.L.C., held as of December 31, 2020, to BCH. In order to capitalize Pen and enable it to offer insurance products and services to cover risks attendant to owning and managing alternative assets following approval from the Bermuda Monetary Authority (the “BMA”), BCH contributed to Pen certain of such ExAlt Loans receivable with an aggregate carrying value equal to $129.2 million. Likewise, BACC transferred all of its assets, which included its rights to perform fund trust administration services under certain trust and other agreements, and liabilities to BCH, which will perform such services until a Texas trust company charter is issued or the Kansas TEFFI trust company becomes operational.
Subsequent to December 31, 2020, Ben LP operates primarily through its business line operating subsidiaries, which provide, or will provide, Beneficient’s existing and planned products and services. These subsidiaries include (i) Ben Liquidity, which offers liquidity products; (ii) Ben Custody Admin, which provides services for fund and trust administration; (iii) Ben Insurance L.L.C., including its subsidiaries (“Ben Insurance”), which intends to offer insurance products and services covering risks attendant to owning, managing and transferring alternative assets; (iv) Ben Markets, L.L.C., including its subsidiaries (“Ben Markets”), which intends to provide broker-dealer services in connection with offering Beneficient’s liquidity products and services; and (vi) other entities, including the ExAlt Trusts, which operate for the benefit of the Non-Controlling Interest Holder. Beneficient’s financial products and services are presently offered through Ben Liquidity and Ben Custody Admin, and Beneficient plans to expand its capabilities under Ben Custody Admin and provide products and services through Ben Insurance and Ben Markets in the future.
Beneficient’s existing and planned products and services are designed to provide liquidity and trust solutions, support the tax and estate planning objectives of its MHNW customers, facilitate asset diversification or provide administrative management and reporting solutions tailored to the goals of investors of alternative investments.
Following several enhancements to its business practices, on March 6, 2020, Beneficient submitted updated trust company charter applications for two trust companies (one for liquidity products and the other for custodian and trustee services) to the Texas Department of Banking. On November 25, 2020, Beneficient withdrew one of its Texas charter applications.
In April 2021, the Kansas Legislature adopted, and the governor of Kansas signed into law, a bill that would allow for the chartering and creation of Kansas trust companies, known as TEFFIs, that provide fiduciary financing (e.g., lending to the Exalt Trusts), custodian and trustee services in all capacities pursuant to statutory fiduciary powers, to investors and other participants in the alternative assets market, as well as the establishment of alternative asset trusts. The legislation became effective on July 1, 2021, and designates an operating subsidiary of Ben LP, Beneficient Fiduciary Financial, L.L.C. (“BFF”), as the pilot trust company under the TEFFI legislation. A conditional trust charter was issued by the Kansas Bank Commissioner to BFF on July 1, 2021. Under the pilot program, Beneficient will not be authorized to exercise its fiduciary powers as a TEFFI until the earlier of the date the Kansas Bank Commissioner promulgates applicable rules and regulations or December 31, 2021. The bill also permits the Kansas Bank Commissioner to request a six-month extension of the pilot program period, which could delay Beneficient’s permission to exercise fiduciary powers under the charter until July 1, 2022. In order to devote their time to serving as directors of the Beneficient TEFFI trust company, the directors of GWG Holdings who serve on the new TEFFI trust company Board of Directors resigned their membership, effective June 14, 2021, on GWG Holdings’ Board of Directors, which the Company believes is the highest and best use of their available time and skills and will support the development of the Beneficient TEFFI trust company and the successful execution of Beneficient’s business plan.
Additionally, Beneficient’s charter application for custodian and trustee services remains in process at the Texas Department of Banking. If the charter is issued, the trust company would serve as custodian and trustee to one or more of the ExAlt Trusts. Similar or the same services may also be provided by Beneficient’s Kansas trust company TEFFI. Also, a subsidiary of Ben Insurance, PEN Indemnity Insurance Company, Ltd. (“Pen”), has applied for regulatory approval from the BMA to write fiduciary liability policies for managers and investors in alternative asset funds to cover losses from contractual indemnification and exculpation provisions arising under the governing documents of such funds. Further, on March 26, 2021, a Ben LP subsidiary, Beneficient Capital Markets, L.L.C (“Beneficient Capital Markets”) filed a Form BD with the Securities and Exchange Commission (“SEC”) to commence its application for broker-dealer registration. Upon registration and admittance as a Financial Industry Regulatory Authority (“FINRA”) member, Beneficient Capital Markets will conduct its activities attendant to offering Beneficient’s products and services.
When the Kansas TEFFI trust company is authorized to exercise its fiduciary powers, Beneficient expects to be able to expand its operations and close an increased number of liquidity transactions. Additionally, once BMA regulatory approval is obtained and Beneficient Capital Markets is admitted as a FINRA member, Beneficient anticipates being able to offer its full suite of Beneficient’s Current and Future Products and Services.
The Beneficient Transactions
The Exchange Transaction
On December 28, 2018 (the “Final Closing Date”), we completed a series of strategic exchanges of assets among GWG Holdings, GWG Life, Ben LP and certain trusts, each identified as an Exchange Trust formed during 2017 and 2018 (such trusts collectively, the “Seller Trusts”, which are a related party but not among Ben LP’s consolidated trusts), pursuant to a Master Exchange Agreement among the parties (the “Exchange Transaction”). As a result of the Exchange Transaction, a number of securities were exchanged between the parties, including the following securities as of the Final Closing Date: the Seller Trusts acquired GWG L Bonds due 2023 (the “Seller Trust L Bonds”) in the aggregate principal amount of $366.9 million; the Seller Trusts acquired 27,013,516 shares of GWG Holdings’ common stock; GWG Holdings acquired 40,505,279 common units of Ben LP (the “Common Units”); and GWG Holdings acquired the right to obtain additional Common Units or other property that would be received by a holder of Preferred Series A Subclass 1 Unit Accounts of BCH pursuant to an option issued by Ben LP (the “Option Agreement”). In addition, in connection with the Exchange Transaction, Ben LP, as borrower, entered into a commercial loan agreement (the “Commercial Loan Agreement”) with GWG Life, as lender, providing for a loan in a principal amount of $192.5 million as of the Final Closing Date (the “Commercial Loan”).
The Investment and Exchange Agreements
On December 31, 2019, GWG Holdings obtained control over Ben LP pursuant to a Preferred Series A Unit Account and Common Unit Investment Agreement by and among GWG Holdings, Ben LP, BCH, and Beneficient Management (the “Investment Agreement”), which resulted in the consolidation of GWG Holdings and Ben LP for accounting and financial reporting purposes.
Pursuant to the Investment Agreement, GWG Holdings transferred $79.0 million to Ben LP in return for 666,667 Common Units and a Preferred Series A Subclass 1 Unit Account of BCH.
In connection with the Investment Agreement, GWG Holdings obtained the right to appoint a majority of the board of directors of Beneficient Management, the general partner of Ben LP. As a result, GWG Holdings obtained control of Ben LP and began reporting the results of Ben LP and its subsidiaries on a consolidated basis beginning on the transaction date of December 31, 2019. GWG Holdings’ right to appoint a majority of the Board of Directors of Beneficient Management will terminate in the event (i) GWG Holdings’ ownership of the fully diluted equity of Ben LP (excluding equity issued upon the conversion or exchange of Preferred Series A Unit Accounts of BCH held as of December 31, 2019 by parties other than GWG Holdings) is less than 25%, (ii) the Continuing Directors of GWG Holdings cease to constitute a majority of the Board of Directors of GWG Holdings, or (iii) certain bankruptcy events occur with respect to GWG Holdings. The term “Continuing Directors” means, as of any date of determination, any member of the Board of Directors of GWG Holdings who: (1) was a member of the Board of Directors of GWG Holdings on December 31, 2019; or (2) was nominated for election or elected to the Board of Directors of GWG Holdings with the approval of a majority of the Continuing Directors who were members of the Board of Directors of GWG Holdings at the time of such nomination or election.
Following the transaction, and as agreed upon in the Investment Agreement, GWG Holdings was issued an initial capital account balance for the Preferred Series A Subclass 1 Unit Account of $319.0 million. The other holders of the Preferred Series A Subclass 1 Unit Accounts are an entity related to Beneficient’s initial investors (the “Ben Initial Investors”) and an entity related to one of Beneficient’s directors who is also a former director of GWG Holdings (the “Related Account Holders”). The parties to the Investment Agreement agreed that the aggregate capital accounts of all holders of the Preferred Series A Subclass 1 Unit Accounts after giving effect to the investment by GWG Holdings is $1.6 billion. GWG Holdings’ Preferred Series A Subclass 1 Unit Account is the same class of preferred security as held by the Related Account Holders. In the event the Related Account Holders exchange their Preferred Series A Subclass 1 Unit Account for securities of GWG Holdings, the Preferred Series A Subclass 1 Unit Account of GWG Holdings would be converted into Common Units (so neither GWG Holdings nor the founders would hold Preferred Series A Subclass 1 Unit Accounts).
Also, on December 31, 2019, in a transaction related to the Investment Agreement, GWG Holdings transferred its interest in the Preferred Series A Subclass 1 Unit Account to its wholly owned subsidiary, GWG Life.

In addition, on December 31, 2019, GWG Holdings, Ben LP and the holders of Common Units entered into an Exchange Agreement (the “Exchange Agreement”) pursuant to which the holders of Common Units from time to time have the right, on a quarterly basis, to exchange their Common Units for common stock of GWG Holdings. The exchange ratio in the Exchange Agreement is based on the ratio of the capital account associated with the Common Units to be exchanged to the market price of GWG Holdings’ common stock based on the volume weighted average price of GWG Holdings’ common stock for the five consecutive trading days prior to the quarterly exchange date. The Exchange Agreement is intended to facilitate the marketing of Ben LP’s products to holders of alternative assets.
Preferred Series C Unit Purchase Agreement
On July 15, 2020, GWG Holdings entered into a Preferred Series C Unit Purchase Agreement (“UPA”) with Ben LP and BCH. The UPA was reviewed and approved by the then constituted Special Committee of the Board of Directors of GWG Holdings.
Pursuant to the UPA, and provided it has adequate liquidity, GWG Holdings has agreed to make capital contributions from time to time to BCH in exchange for Preferred Series C Unit Accounts of BCH during a purchasing period commencing on the date of the UPA and continuing until the earlier of (i) the occurrence of a Change of Control Event (as defined below) and (ii) the mutual agreement of the parties (the “Purchasing Period”). A “Change of Control Event” shall mean (A) the occurrence of an event that results in GWG Holdings’ ownership of the fully diluted equity of Ben LP is less than 25%, the Continuing Directors (as defined below) of GWG Holdings cease to constitute a majority of the board of directors of GWG Holdings, or certain bankruptcy events occur with respect to GWG Holdings, and (B) the listing of Common Units on a national securities exchange (a “Public Listing”). The term “Continuing Directors” means, as of any date of determination, any member of the board of directors of GWG Holdings who: (1) was a member of the Board of Directors of GWG Holdings on December 31, 2019; or (2) was nominated for election or elected to the Board of Directors of GWG Holdings with the approval of a majority of the Continuing Directors who were members of the Board of Directors of GWG Holdings at the time of such nomination or election.
If, on or prior to the end of the Purchasing Period, a Public Listing occurs, the BCH Purchased Units shall be automatically exchanged for Common Units, or another unit of Ben LP, as the parties may mutually agree (the “Beneficient Units”), at the lower of (i) the volume-weighted average of the Beneficient Units for the 20 trading days following the Public Listing, and (ii) $12.75.
In addition, at any time following the Effective Date, all or some of the Preferred Series C Unit Accounts purchased under the UPA may be exchanged for Beneficient Units at the option of GWG Holdings (exercised by a special committee of the Board of Directors or, if such committee is no longer in place, the appropriate governing body of the Company); provided that, if GWG Holdings exchanges less than all of the Preferred Series C Unit Accounts purchased under the UPA, then, immediately after giving effect to such exchange, GWG Holdings shall be required to continue to hold Preferred Series C Unit Accounts with a capital account that is at least $10.0 million. The exchange price for such Beneficient Units shall be determined by third-party valuation agents selected by GWG Holdings and Beneficient.
Contribution and Exchange Agreement
On September 30, 2020, certain of the ExAlt Trusts (collectively, the “Participating ExAlt Trusts”) at the sole direction of John A. Stahl, independent trustee of each such trust, with the intention of protecting the value of certain assets of the Participating ExAlt Trusts underlying part of the Collateral portfolio, the Participating ExAlt Trusts entered into that certain Contribution and Exchange Agreement with certain of the Seller Trusts, (collectively, the “Participating Exchange Trusts”), each of which entered into such agreement at the direction of its applicable trust advisor and by and through its applicable corporate trustee (the “Contribution and Exchange Agreement). Under the Contribution and Exchange Agreement, the Participating Exchange Trusts agreed to exchange 9,837,264 shares of GWG Holdings’ common stock valued at $84.6 million, 543,874 shares of Common Units valued at $6.8 million, and GWG Holdings’ L Bonds due 2023 in the aggregate principal amount of $94.8 million to the Participating ExAlt Trusts for $94.3 million in net asset value of the alternative asset investments held by the Participating ExAlt Trusts. This transaction (the “Collateral Swap”) resulted in GWG Holdings, after the effects of eliminations upon consolidation, recognizing an additional $42.9 million of treasury stock, $3.4 million of additional noncontrolling interest, and $46.8 million of a deemed capital contribution from a related party.
The Exchange Transaction, the Investment and Exchange Agreements, the UPA, and the Collateral Swap are referred to collectively as the “Beneficient Transactions.”

Term Sheet
On August 13, 2021, GWG Holdings entered into a non-binding term sheet (the “Term Sheet”) with its non-wholly owned subsidiaries Ben LP and BCH that outlines a series of transactions which, if completed, will result in, among other things, (i) GWG Holdings receiving certain proposed enhancements to its investments in Beneficient; (ii) GWG Holdings no longer having the right to appoint directors of the Board of Directors of Beneficient Management; and (iii) Ben LP no longer being a consolidated subsidiary of GWG Holdings. The Term Sheet is a part of ongoing efforts by management and the Board of Directors of GWG Holdings to maximize the value of its investments in Beneficient.
GWG Holdings believes that returning control of Beneficient is a necessary step for Ben LP to establish one of its operating subsidiaries as a TEFFI under the Kansas Technology-Enabled Fiduciary Financial Institutions Act (the “TEFFI Act”), which is important to Beneficient’s long-term business objective of providing liquidity and other services to holders of alternative assets.
Until the definitive documentation is finalized and executed, each of the provisions of the Term Sheet is non-binding and is subject to change in all respects, including as a result of additional diligence, the further discharge of fiduciary duties, and the negotiation of definitive documentation. GWG Holdings has begun working on definitive documentation to implement the Term Sheet with Ben LP and is working to complete such definitive documentation during the fourth quarter of 2021, although there can be no assurance definitive documentation will be completed by then, or at all.
If Ben LP becomes an independent company pursuant to the terms of the Term Sheet, GWG Holdings expects that Ben LP would reduce its reliance on GWG Holdings to fund its operations and would raise future capital from other sources. Beneficient’s capital raising efforts may include the issuance of equity or debt of Ben LP or one of its subsidiaries, and the newly issued securities are expected to be dilutive to GWG Holdings’ and GWG Life’s percentage ownership in Ben LP and BCH and may include preferential terms relative to GWG Holdings’ and GWG Life’s investments in Ben LP and BCH, as applicable. GWG Holdings would still retain a substantial investment in Beneficient.
Segment Financial Information
We have two reportable segments: 1) Secondary Life Insurance and 2) Beneficient.
GWG Holdings’ segment information is included in Note 16, Segment Reporting, to the consolidated financial statements included in Item 8 of Part II of this 2020 Form 10-K.
Market Opportunity
Alternative Asset Liquidity Products and Services
The market demand for liquidity from owners of alternative assets is generally correlated to the outstanding net asset value of illiquid alternative assets (“NAV”) held by U.S. investors. Using data from various published industry reports from 2017 to 2020, certain widely accepted commercial private-equity databases, and applying its own proprietary assumptions and calculations (“Ben Estimates”), Beneficient estimates that total outstanding NAV held by U.S. investors exceeded $5.8 trillion in 2019 (up from an estimated $5.3 trillion in 2018).
According to at least one industry report from Preqin, the leading provider of data on alternative assets, from 2020, total outstanding NAV in the hands of U.S. investors grew at a 17.4% compound annual growth rate (CAGR) from 2017-2020, the highest CAGR of all investment classes.
According to Ben Estimates, the large U.S. institutions representing approximately 62% of the NAV have consistently sought liquidity on approximately 1.85% to 2.25% of their outstanding NAV on an annual basis. Based on Ben Estimates, this has led to an annual demand for liquidity of nearly $55.0 billion in recent years.
A primary group not included in this demand is the MHNW investor who holds investments of $5 million to $30 million compared to a large institution’s holdings in the hundreds of millions or billions of dollars. Intermediary brokers will often not represent the MHNW individuals (or STM institutional investors). Of the $5.8 trillion of investments in alternative assets, approximately $785.0 billion were held by MHNW investors, and over $890.0 billion were held in the portfolios of STM investors, both segments of investors who we believe have little to no access to the highly competitive large institutional market for alternative asset liquidity, as reported by Preqin, Setter Capital and Ben Estimates. According to Ben Estimates, MHNW investors have only been able to access liquidity representing less than 0.5% of the NAV held by them each year, compared to the average 2% annually achieved by the large institutional owners, representing 62% of the market.
Based on these amounts, Beneficient estimates that MHNW investors would seek liquidity of at least 3% of their outstanding NAV each year if liquidity was made available to them, or a slightly greater percentage than that of large U.S. institutions. As a result, and according to Ben Estimates, the estimated market demand for liquidity by MHNW individuals would have exceeded $23.0 billion in 2020.
In addition to providing liquidity to owners of alternative assets, Beneficient, through Ben Custody Admin, seeks to address the administrative and regulatory burden of holding alternative assets by offering bespoke administrative support services to trustees and custodians. While Beneficient’s conditional Kansas TEFFI charter, once operational, would allow Beneficient to provide custodial and trustee services, Beneficient has also submitted a trust company charter to the Texas Department of Banking to conduct custodial and trustee services in the future. Upon issuance of a trust company charter from Kansas or Texas, Beneficient intends to expand its services to provide its customers and others with comprehensive qualified custodial, trustee, accounting, tax, compliance, reporting and other back-office administrative services for their alternative assets. Ben Custody Admin’s trust administrative support services to trustees and custodians are currently only offered to certain of the ExAlt Trusts, which are consolidated subsidiaries of Beneficient.
Primary Life Insurance Market and Technology (“insurtech”)
The opportunity to apply technology to transform the insurance industry is significant. The application of technology to the insurance industry, commonly referred to as “insurtech”, provides opportunities for new entrants into the traditional insurance marketplace that have the potential to significantly disrupt the insurance industry’s historical approach to assessing and selecting acceptable underwriting risks. GWG Holdings’ involvement in the insurtech space is limited to its investments in FOXO, as discussed in the Organizational Structure section above. GWG Holdings has contributed $16.2 million in cash to FOXO to date through December 31, 2020, and is committed to contribute an additional $3.8 million to the entity through October 2021, all of which was contributed by such date.
Business Strategies
1. Liquidity for Alternative Assets
As a result of the Beneficient Transactions, we are now uniquely positioned to provide liquidity and related services to investors holding a full range of illiquid alternative assets. We will continue to work to create the most value for holders of alternative assets, the financial professionals who advise them, and for our shareholders.
Beneficient provides private trust solutions, including a unique suite of lending and liquidity products focused on bringing liquidity to owners of alternative assets. Beneficient’s innovative liquidity solutions are designed to serve MHNW individuals, STM institutions, and asset managers who have historically possessed few attractive options to access early liquidity from their alternative assets. Beneficient targets MHNW individual customers with $5 million to $30 million in investments and institutional customers typically holding less than $1 billion in assets.
Beneficient’s products can also support tax and estate planning objectives, facilitate a diversification of assets or provide administrative management and reporting solutions tailored to the goals of the investor.
Our life insurance secondary market business is designed to serve consumers 65 years or older who own life insurance policies. We seek to earn non-correlated yield from life insurance policies that we purchased and may purchase in the secondary market. Since inception, we have purchased over $3.2 billion in face value of policy benefits from consumers for over $620 million, as compared to the $52 million in surrender value offered by insurance carriers on those same policies. Our products provide unique and valuable services to the senior consumers whom we serve.
The goal of our secondary life insurance business has been to build a profitable, large and well-diversified portfolio of life insurance assets. We have not made additional investments in the life settlements portfolio since 2018. However, because of the changes in the capital markets landscape, including the availability of favorable financing terms, we have begun exploring the feasibility of additional future investments in the life settlement portfolio as well as the form such investments might take.

2. Insurance Products and Services
Through Ben Insurance, Beneficient intends to offer customized insurance services covering risks attendant to owning, managing, and transferring alternative assets. These services would provide tailored solutions to customers that enable them to mitigate many of the risks associated with alternative asset ownership, management and divestment. We are also exploring opportunities to provide life insurance products related to our life insurance business.
3. Developing a World Class Financial Services Distribution Platform
GWG Holdings has developed a large and sophisticated financial services product distribution platform. Today, this platform consists of approximately 145 independent broker-dealers and almost five thousand independent financial advisors (“Retail Distribution”) who sell the Company’s investment products. “Independent” in this context refers to broker-dealers that accommodate financial advisors who carry securities licenses and need back-office support for services, such as compliance and trade execution, but allow their advisors wide latitude in how they conduct business. Since inception, GWG Holdings has raised approximately $2.6 billion of debt and equity capital, including renewals but excluding Seller Trust L Bonds, to support our business activities.

We believe that we are well positioned to continue to grow our Retail Distribution for several reasons:
•Newly independent financial professionals and their clients demand a high level of customer service and access to innovative and value added products;
•The significant demand for liquidity from owners of alternative assets by US investors;
•GWG Holdings’ relationship with Beneficient will attract more and larger broker dealers to our platform due to our increased size and market capitalization as well as the increase in products offered; and
•By using capital to provide liquidity products to our current customers, and as they begin to realize the benefit of these products, we will able to raise more capital and attract additional broker dealers into our selling group.
Competitive and Regulatory Framework
Competition
We encounter significant competition from numerous companies in the products and services we provide and seek to develop in the alternative assets industry. Many of these competitors may have greater resources and significantly lower cost of funds than we do because, for example, they have access to insured deposits or greater access to the capital markets. They may also have greater market share in the markets in which we operate. These factors could adversely affect our business, results of operations and financial condition and our ability to implement our growth strategies.
In addition, as we enter new markets, we expect to experience significant competition from incumbent market participants. Our ability to compete in these markets will depend on our ability to deliver value-added products and services to the customers we serve. These factors could also adversely affect our business, results of operations and financial condition and our ability to implement our growth strategies.
Government Regulation
Our life insurance secondary market business is highly regulated at the state level. We hold a license to purchase life insurance policies in one state and can also purchase in seven unregulated states. We have also historically purchased life insurance policies from other secondary market participants. States generally subject us to laws and regulations requiring us to obtain specific licenses or approvals to purchase life insurance policies in those states. State statutes typically provide state regulatory agencies with significant powers to interpret, administer and enforce the laws relating to the life insurance industry. Under this authority, state regulators have broad discretionary power and may impose new licensing and other requirements, and interpret or enforce existing regulatory requirements in new and different ways. Any of these new requirements, interpretations or enforcement directives could be materially adverse to our industry.
Although the federal securities laws and regulations do not directly affect life insurance, in some cases the purchase of a variable life insurance policy may constitute a transaction involving a “security” that is governed by federal securities laws. While we presently hold few variable life insurance policies, our holding of a significant amount of such policies in the future could cause our Company or one of our subsidiaries to be characterized as an “investment company” under the federal

Investment Company Act of 1940. The application of that law to all or part of our businesses — whether due to our purchase of life insurance policies, GWG Holdings’ and GWG Life’s investments in Beneficient, or to the expansion of the definition of “securities” under federal securities laws — could require us to comply with detailed and complex regulatory requirements, and cause us to fall out of compliance with certain covenants under the second amended and restated senior credit facility with LNV Corporation (as amended from time to time, “LNV Credit Facility”), the credit facility (the “NF Credit Facility”) with National Founders, L.P. (“National Founders”), the credit agreements governing Beneficient’s secured loans from HCLP Nominees, L.L.C., and the Pledge and Security Agreement in favor of the holders of the L Bonds of GWG Holdings. Such an outcome could negatively affect our business, results of operations and financial condition and our ability to implement our growth strategies.
Beneficient has applied for a trust company charter from the Texas Department of Banking, received a conditional Kansas TEFFI charter from the Kansas Office of the State Bank Commissioner, and intends to carry on a significant portion its business through its subsidiary, BFF, as a Kansas TEFFI. Because Beneficient’s current business plans are based in part on obtaining the unconditional Kansas TEFFI charter to operate as regulated Kansas TEFFI, a failure to obtain such unconditional Kansas TEFFI charter may materially and adversely impact its financial performance and prospects, which would likely diminish our ability to effect certain parts of our business plan and growth strategies. Furthermore, a failure to obtain the unconditional Kansas TEFFI charter may trigger an impairment assessment related to the assets of Beneficient, including goodwill recognized in connection with the Investment and Exchange Agreements (see Note 4 to our accompanying audited consolidated financial statements for further details of the accounting for the change in control). Additionally, in connection with the receipt of a Kansas TEFFI charter, BFF will become subject to further regulation by the Kansas Office of the State Bank Commissioner, including new rules and regulations that it will be expected to adopt as a part of and following the TEFFI pilot program. Such regulations could prove to be burdensome on Beneficient’s business and could adversely impact its financial condition and results of operations.
In addition, Beneficient has applied for regulatory approval to commence offering insurance policies through its Ben Insurance subsidiary, Pen, in Bermuda as a Class 3 insurer. Bermuda insurance statutes and regulations, and the policies of the BMA, require that Pen, among other things, maintain a minimum level of capital and surplus, satisfy solvency standards, restrict dividends and distributions, obtain prior approval or provide notification to the BMA of certain transactions, maintain a head office in Bermuda, have a representative, secretary or a director resident in Bermuda, appoint and maintain a principal representative in Bermuda and provide for the performance of certain periodic examinations of itself and its financial conditions. A failure to meet these conditions may result in the failure to obtain the required regulatory approvals or, if obtained, a suspension or revocation of Pen’s authority to do business as an insurance company in Bermuda, which would mean that Pen would not be able to provide the planned insurance products until the approvals are obtained or any suspension or revocation of the required approvals is resolved.
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
Other changes to the current genetic and epigenetic regulatory framework, including the imposition of additional or new regulations, could arise at any time during the development or marketing of FOXO’s epigenetic based products. This may negatively affect the ability of FOXO to obtain or maintain applicable regulatory clearance or approval of its products. In addition, regulatory authorities, such as the Food and Drug Administration (“FDA”), may introduce new requirements that may change the regulatory requirements for FOXO or its customers, or both.
On March 26, 2021, Beneficient Capital Markets filed a Form BD with the SEC to commence its application for broker-dealer registration. If and when Beneficient Capital Markets is registered and admitted as a FINRA member, it will become subject to the various rules and regulations governing broker-dealers.
Much of the regulation of broker-dealers has been delegated by the SEC to self-regulatory organizations such as FINRA. FINRA adopts rules (which are subject to approval by the SEC) for governing its members and the industry. Broker-dealers are also subject to federal securities laws and SEC rules, as well as the laws and rules of the states in which a broker-dealer conducts business. The laws and regulations to which broker-dealers are subject cover all aspects of its securities business, including, but not limited to, sales and trading practices, net capital requirements, record keeping and reporting procedures, relationships and conflicts with customers, restrictions on new business lines without regulatory approval, restrictions on cash withdrawals and distributions, investment banking activities, experience and training requirements for certain employees, and the conduct and supervision of registered persons, officers and employees. Broker-dealers are also subject to privacy, disaster recovery and anti-money laundering laws and regulations.
The principal purpose of regulation, oversight and discipline of broker-dealers is the protection of customers and the securities markets rather than protection of creditors and stockholders of broker-dealers. Additional legislation, changes in rules promulgated by the SEC, securities exchanges, self-regulatory organizations such as FINRA or states, or changes in the interpretation or enforcement of existing laws and rules, often directly affect the method of operation and profitability of broker-dealers. These governmental and self-regulatory organizations may conduct routine examinations, for-cause examinations, investigations and administrative and enforcement proceedings that can result in censure, fine, profit disgorgement, monetary penalties, suspension, revocation of registration or expulsion of broker-dealers, their registered persons, officers or employees.
Health Insurance Portability and Accountability Act (HIPAA)
HIPAA requires that holders of medical records maintain such records and implement procedures designed to assure the privacy of patient records. In order to carry out our secondary life insurance business, we receive medical records and obtain a release to share such records with a defined group of persons, take on the responsibility for preserving the privacy of that information, and use the information only for purposes related to the life insurance policies we own.
The Genetic Information Nondiscrimination Act of 2008 (GINA)
GINA is a federal law that protects people from genetic discrimination in health insurance and employment. GINA prohibits health insurers from: (i) requesting, requiring, or using genetic information to make decisions about eligibility for health insurance; or (ii) making decisions on the health insurance premiums, contribution amounts, or coverage terms they offer to consumers. In addition, GINA makes it against the law for health insurers to consider family history or a genetic test result, a preexisting condition, require a genetic test, or use any genetic information, to discriminate coverage, even if the health insurance company did not mean to collect such genetic information.
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
Patents, trademarks, licenses
Beneficient has registered trademarks for its liquidity products and its Ben Markets portal described in the “Our Company” section above. Beneficient also has trademarks pending registration on a number of its other liquidity products and trust services and other operating subsidiaries.

Beneficient filed provisional patent applications pending on certain of its systems and processes underlying its liquidity products and trust services. These patent applications cover the liquidity structure, underwriting, and risk assessment and reduction aspects of Beneficient's business.
Employees
We, primarily through Beneficient, employed approximately 160 employees as of the date of the filing of this Form 10-K. These employees are aligned to our vision and values – Trust, Trailblazing and Teamwork. The values inform our behaviors, how we pursue performance excellence and engage a thriving culture focused on collegiality. Our exceptional culture, career progression opportunities, and training and development have been instrumental in the retention of our talented employees. Our most important asset are the talented employees we are fortunate to have on our team. We will continue to grow our business leveraging their capabilities within an exceptional culture.
Our success depends upon the contributions of our employees, and our ability to provide employees with the resources they need to perform their roles and to develop and excel in their careers. Our senior management provides oversight for benefits and compensation of our workforce in a variety of ways, including periodic compensation benchmarking, implementation and adaptation of various employee benefit programs, primarily health and other related benefits, review of certain employee post-retirement benefits and accessibility of employee assistance programs. Our human resources department oversees these programs to ensure our benefits and compensation are competitive.
Company Website Access and SEC Filings
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the SEC. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC.
GWG Holdings general website address is www.gwgh.com. GWG Holdings website has additional information about our Company, its mission and our business. Our website also has tools that could be used by our customers and potential customers, financial advisors and investors. Beneficient’s website address is www.trustben.com and has additional information about Beneficient, its mission and its business. We maintain the website www.gwglife.com for consumers and life insurance professionals seeking our life insurance secondary market products and services. The information contained on or accessible through the foregoing websites is not part of this 2020 Form 10-K.

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
Risks Related to Our Operations and Organizational Structure
Our current inability to raise capital, recurring losses from operations, negative cash flows from operations, delays in executing our business plans, and potential negative implications of the ongoing SEC non-public, fact-finding investigation raise substantial doubt regarding our ability to continue as a going concern. The report from our independent registered public accounting firm for the year ended December 31, 2020, includes an explanatory paragraph stating that these factors raise substantial doubt about our ability to continue as a going concern.
We heavily rely on debt financing through our L Bonds to raise sufficient capital to meet our obligations. We temporarily suspended the offering of GWG Holdings’ L Bonds, commencing April 16, 2021, as a result of our delay in filing certain periodic reports with the SEC, including this 2020 Form 10-K. Our inability to meet the applicable NASDAQ listing requirements in a timely manner may result in the delisting of our common stock and our L Bonds no longer being “covered securities” for federal securities law purposes, which would subject the offer and sale of L Bonds to potentially extensive state “blue sky” securities law requirements.
The potential NASDAQ delisting, in combination with significant recurring losses from operations, negative cash flows from operations, delays in executing our business plans, and any potential negative outcome from the ongoing SEC investigation discussed elsewhere in this Form 10-K, raise substantial doubt about our ability to continue as a going concern. In that regard, the audit report issued by our independent registered public accounting firm for the audit of our 2020 consolidated financial statements includes an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.
If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors would lose part or all of their investment. Future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, or at all, and our business may be harmed.
We have a relatively limited history of operations, a history of net losses, and our future earnings, if any, and cash flows may be volatile, resulting in uncertainty about our ability to service and repay our debt when it comes due, redeem preferred stock when requested and uncertainty about our prospects generally.
We are a company with a relatively limited operating history, which makes it difficult to accurately forecast our earnings and cash flows. We incurred a net loss attributable to common shareholders of $168.5 million in the year ended December 31, 2020. We had net income attributable to common shareholders of $70.5 million in the year ended December 31, 2019. Net income attributable to common shareholders in 2019 includes a gain on the consolidation of Beneficient of $243.0 million. We incurred a net loss attributable to common shareholders of $136.1 million in the year ended December 31, 2018. Our lack of a significant history and the evolving nature of the markets in which we operate make it likely that there are risks inherent to our business that are yet to be recognized by us or others, or not fully appreciated, and that could result in us suffering further losses. As a result of the foregoing, an investment in our securities necessarily involves uncertainty about the stability of our operating results, cash flows and, ultimately, our ability to service and repay our debt and our prospects generally. If we are unable to pay our debt when it becomes due, the trustee for the L Bonds or our other secured lenders may foreclose on the collateral securing such debt, which collateral may be worth less than the debt it secures, and investors in our securities could lose all or a portion of their investment. In addition, any volatility in our operating results we experience may adversely affect the market price of GWG Holdings’ common stock.
Our operations and financial results may be adversely affected by the ongoing COVID-19 pandemic.
The COVID-19 coronavirus outbreak has impacted many countries around the world, including the United States. There have been numerous reports of the virus outbreak disrupting or restricting supply chains, facility closures, voluntary and mandatory quarantines, and federal, state and local governments and foreign governments requiring business to temporarily close or severely curtail commercial activity. It is also possible that the spread of the coronavirus may have direct effects on our operations, such as high levels of employee sickness and absences, limiting employee travel or increasing telecommuting arrangements. In addition, recent developments and reports indicate the coronavirus has coincided with heightened volatility in financial markets in the U.S. and worldwide. If the coronavirus adversely affects our business operations or leads to a significant or prolonged impact on global markets or economic growth, our financial conditions and results of operations could be adversely affected. We and other financial institutions generally must resume operations promptly following any interruption. If we were to suffer a disruption or interruption and were not able to resume normal operations within a period consistent with industry standards, our business, financial condition or results of operations could be adversely affected in a material manner. In addition, depending on the nature and duration of the disruption or interruption, we might become vulnerable to fraud, additional expense or other losses, or to a loss of business and customers.
We may be unable to capitalize on the anticipated benefits of the Beneficient Transactions.
We entered into the Beneficient Transactions anticipating that such transactions would provide significant financial and strategic benefits, including, significantly increasing our common equity, significantly reducing our leverage ratio, the introduction of new opportunities to lower our cost of funds (an important driver of stockholder value), diversifying our revenue and cash flow sources resulting in more consistent earnings, and increasing GWG Holdings’ public float and the liquidity in its common stock, thereby increasing GWG Holdings’ common stockholder base and potentially attracting additional equity analyst coverage (both of which are important factors in maximizing share valuation). In addition, certain terms of the Beneficient Transactions may be required to be revised to satisfy the requirements of the regulatory authorities from which Beneficient is seeking approvals or authorizations. There is no assurance that we will realize the anticipated benefits from the Beneficient Transactions. Failure to realize these benefits will likely have a material negative impact the results of our operations, our business prospects, the ultimate success of our strategic relationship and the value of GWG Holdings’ common stock.
GWG Holdings’ ability to control the activities of Beneficient is subject to certain rights of others set forth in the limited liability company agreement for the general partner of Ben LP and GWG Holdings has entered into the Term Sheet that provides for it to relinquish certain rights with respect to Beneficient, including GWG Holdings’ ability to appoint a majority of the board of directs of the general partner of Ben LP and control the activities of Beneficient.
Beneficient Management, the general partner of Ben LP, has an executive committee, a nominating committee and a community reinvestment committee. The board of directors of Beneficient Management has the right to appoint two members of these committees, and an entity affiliated with Brad K. Heppner, former Chairman of GWG Holdings from April 26, 2019 to June 14, 2021, has the right to appoint the other two members of these committees. The entity affiliated with Mr. Heppner also has the right to appoint the chairman of the board of each of the committees. The Beneficient Management executive committee has the right to approve certain transactions on behalf of Beneficient Management and Ben LP and its subsidiaries, including the incurrence of debt, the issuance of equity interests of Ben LP or any subsidiary of Ben LP except in connection with any trust instrument or product offered by Ben LP or its affiliates, changes to or creation of employee incentive or benefit plans of Ben LP or its subsidiaries, certain changes to management of Beneficient Management or Ben LP or its subsidiaries, approval of mergers or acquisitions of Ben LP or liens on all or substantially all of its assets, and any change in the general partner of Ben LP. These rights may have the effect of limiting the power of GWG Holdings’ board of directors to exercise control over certain business activities of Beneficient. In addition, GWG Holdings has entered into the Term Sheet which, if completed, will result in, among other things, (i) GWG Holdings receiving certain proposed enhancements to its investments in Beneficient; (ii) GWG Holdings no longer having the right to appoint directors of the board of directors of Beneficient Management; and (iii) Beneficient no longer being a consolidated subsidiary of GWG Holdings. Until the definitive documentation regarding the proposed transactions is finalized and executed, each of the provisions contemplated in the Term Sheet is non-binding and is subject to change in all respects, including as a result of additional diligence, the further discharge of fiduciary duties, and the negotiation of definitive documentation. The parties have begun working on definitive documentation to implement the Term Sheet and are working to complete such definitive documentation during the fourth quarter of 2021, but there can be no assurance definitive documentation will be completed by then, or at all.
Ben LP’s partnership agreement eliminates fiduciary duties that might otherwise be owed to GWG Holdings under Delaware law.
Ben LP’s partnership agreement eliminates the fiduciary duties that might otherwise be owed by Beneficient Management under Delaware law and replaces them with the duties expressly set forth in such agreement. Ben LP’s partnership agreement provides that, when the general partner is permitted or required to make a decision in its “discretion” or pursuant to a provision not subject to an express standard of “good faith,” in making such decision, the general partner has no duty to give any consideration to any interest of or factors affecting Beneficient or any other person. If a decision under Ben LP’s partnership agreement is subject to an express standard of “good faith,” such decision will not constitute a breach of the agreement if the decision is approved by (i) a majority of the members of the conflicts committee of the board of directors of the general partner of Ben LP, (ii) holders of a majority of the voting power of the Ben LP’s Common Units entitled to vote (excluding voting Common Units owned by the general partner and its affiliates), or (iii) the general partner acting without a subjective belief that such decision was adverse to the interests of Ben LP. Potential conflicts of interest may arise among the general partner and its affiliates, on the one hand, and Beneficient, on the other hand, and the general partner may be able to favor its own interest to the detriment of Beneficient and the holders of the Ben LP common units.
If certain events occur, GWG Holdings will lose its right to appoint a majority of the board of directors of the general partner of Ben LP and therefore its ability to exercise control over Ben LP and consolidate its financial results. In addition, GWG Holdings has entered into the Term Sheet that provides for it to relinquish certain rights with respect to Beneficient, including GWG Holdings’ ability to appoint a majority of the board of directors of the general partner of Ben LP and control the activities of Beneficient.
In connection with the Investment Agreement, GWG Holdings acquired the right to appoint a majority of the board of directors of Beneficient Management. As a result, GWG Holdings reports the results of Ben LP and its subsidiaries on a consolidated basis beginning on the transaction date of December 31, 2019. GWG Holdings’ right to appoint a majority of the board of directors of Beneficient Management will terminate in the event (i) GWG Holdings’ ownership of the fully diluted equity of Ben LP (excluding equity issued upon the conversion or exchange of Preferred Series A Unit Accounts of BCH held as of December 31, 2019 by parties other than GWG Holdings) is less than 25%, (ii) the Continuing Directors of GWG Holdings cease to constitute a majority of the board of directors of GWG Holdings, or (iii) certain bankruptcy events occur with respect to GWG Holdings. The term “Continuing Directors” means, as of any date of determination, any member of the board of directors of GWG Holdings who: (1) was a member of the Board of Directors of GWG Holdings on December 31, 2019; or (2) was nominated for election or elected to the Board of Directors of GWG Holdings with the approval of a majority of the Continuing Directors who were members of the Board of Directors of GWG Holdings at the time of such nomination or election. In addition, GWG Holdings entered into the Term Sheet that provides for GWG Holdings no longer having the right to appoint directors of the board of directors of Beneficient Management and Beneficient no longer being a consolidated subsidiary of GWG Holdings. If any such events occur, GWG Holdings may no longer have the right to control Ben LP and consolidate its financial results, which could have a material negative effect on our financial condition.
GWG Holdings’ percentage ownership in Ben LP may be diluted significantly.
GWG Holdings currently owns approximately 96% of the issued and outstanding common units in Ben LP. This percentage ownership does not take into account (i) limited partner interests that may be issued upon the conversion of outstanding securities issued by Ben LP or its affiliates, or (ii) additional limited partner interests that may be issued, and Ben LP is currently seeking to raise capital through the issuance of limited partner interests. Taking these issuances into account, as well as potential payments in Ben LP common units under the Seller Trust L Bonds, GWG Holdings’ ownership interest in Ben LP common units could be reduced significantly below 25%. In addition, Beneficient Management has discretion to cause Ben LP to issue additional limited partner interests from time to time, and Ben LP’s partnership agreement contains no meaningful restrictions on this authority. Moreover, the Beneficient organizational structure permits the future issuance of additional securities that can, upon certain circumstances or at the discretion of their holders, be converted into additional limited partner interests in Ben LP. Should any of these actions be taken, GWG Holdings’ percentage ownership in Ben LP will be diluted.
A failure to establish and maintain effective internal controls over financial reporting could adversely affect our financial results.
A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. GWG Holdings identified a material weakness in internal controls over financial reporting in the quarterly income tax provision process, which included the measurement of the valuation allowance against our deferred tax assets, which was reported in GWG Holdings’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2020. In addition, in connection with matters related to the Restatement, we have determined that a material weakness existed in our internal control over financial reporting for all periods from December 31, 2019 to December 31, 2020. As of December 31, 2020, the design and operating effectiveness of controls over the selection, application and review of the implementation of accounting policies were not sufficient to ensure amounts recorded and disclosed were fairly stated in accordance with GAAP. This material weakness resulted in the Restatement. As a result of these material weaknesses, GWG Holdings’ Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective for the year ended December 31, 2020.

We continue to evaluate, design and implement controls and procedures under a remediation plan designed to address these material weaknesses. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our financial results could be adversely affected.
GWG Holdings is a smaller reporting company for SEC reporting purposes and has historically had limited accounting and financial reporting resources. Prior to the December 31, 2019 consolidation with GWG Holdings, Beneficient was not subject to the reporting obligations required under the Sarbanes-Oxley (“SOX”) Act of 2002. The consolidation of Beneficient and GWG Holdings resulted in increased accounting, reporting and internal controls complexity as the companies integrate systems and processes.
Effective internal controls are necessary for GWG Holdings and Beneficient to provide reliable financial reports, prevent fraud and operate successfully. If either GWG Holdings or Beneficient, or both, cannot provide reliable financial reports or prevent fraud, our ability to accurately report financial results could be adversely affected and our reputation and operating results would be harmed. While GWG Holdings and Beneficient believe they have increased their accounting and financial reporting resources, GWG Holdings and Beneficient cannot be certain that their efforts to further establish and maintain internal controls over financial reporting will be successful. Any failure to further develop, as necessary, or to maintain effective internal controls could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information. Refer to Item 9A. Control and Procedures for additional information regarding the material weaknesses identified.
We may not realize a return on GWG Holdings’ investment in FOXO Technologies Inc.
Under the FOXO subscription agreement, GWG Holdings is obligated to invest $20.0 million in FOXO over a two-year period ending in October 2021, of which $16.2 million was funded as of December 31, 2020. The success of FOXO is dependent, in part, on new and unproven technology as part of its life insurance policy underwriting process. If the mortality predictions FOXO obtains through use of this technology proves inaccurate, FOXO may not generate sufficient cash flows to satisfy the terms of the distributions to us as provided in its operating agreement. Furthermore, any failure by FOXO to protect its intellectual property rights could impair its ability to protect its proprietary technology and the value of GWG Holdings’ investment. As such, GWG Holdings may not realize the return contemplated in the FOXO subscription agreement, and our results of operations and financial condition could be materially and adversely affected.
The resale of GWG Holdings’ common stock issued in the Exchange Transaction could result in a reduction in the market price of GWG Holdings’ common stock and result in a destabilized trading market for GWG Holdings’ common stock.
Upon the Final Closing Date, GWG Holdings issued 27,013,516 shares of its common stock to the Seller Trusts, which in the aggregate represented approximately 83% of the outstanding common stock on that date. On September 30, 2020, the ownership of 9,837,264 shares transferred to certain of the ExAlt Trusts in connection with the Collateral Swap, as discussed in Item 1. Business. The remaining shares issued in the Exchange Transaction are subject to resale restrictions applicable to “restricted securities” under applicable federal securities laws. The Master Exchange Agreement and related ancillary agreements require that GWG Holdings register the resale of the shares of common stock issued in the Exchange Transaction to the Seller Trusts to the extent permitted by applicable SEC rules and regulations. Upon the effectiveness of any such registration, or the lapse of applicable resale restrictions under applicable securities laws, the shares of GWG Holdings’ common stock issued in the Exchange Transaction will be available for resale in the public equity markets. We cannot predict the effect, if any, that future sales of these shares or the availability of these shares for future sale could have on the market price of GWG Holdings’ common stock.
The Seller Trusts, collectively, have the power to control the vote of a majority of GWG Holdings’ outstanding common stock, enabling them to exert significant influence over our operations, which may affect the trading price of GWG Holdings’ common stock.
According to their most recent Schedule 13D/A filing, the Seller Trusts own approximately 48.6% of GWG Holdings’ outstanding common stock. The Seller Trusts are a group of individual common law trusts that received shares of such common stock in the Exchange Transaction. The trustee of each of the Seller Trusts is Delaware Trust Company. The trust advisors of each trust are two individuals unrelated to each other, Murray T. Holland (GWG Holdings’ President and Chief Executive Officer) and James E. Turvey, a Beneficient employee, who have sole decision-making authority with respect to each Seller Trust. The beneficiary of each of the Seller Trusts is MHT Financial, LLC. The current members of MHT Financial, LLC include Murray T. Holland and an entity owned by Shawn T. Terry and Mike McGill. The Seller Trusts are entitled to full voting rights with respect to the shares of Common Stock they own. Because the Seller Trusts, collectively, own a substantial portion of GWG Holdings’ outstanding voting securities and certain ExAlt Trusts, holding approximately 29.7% of GWG Holdings’ outstanding common stock according to their latest Schedule 13D/A filing have agreed to vote their shares in proportion to the votes cast by all other holders of GWG Holdings’ voting securities, the Seller Trusts are entitled to cast a majority of the votes on all matters requiring stockholder votes, including, if a stockholder vote is required: the election of directors; mergers, consolidations, acquisitions and other strategic transactions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; amendments to GWG Holdings’ Certificate of Incorporation or bylaws; and our winding up and dissolution. This concentrated ownership enables the Seller Trusts to exert significant influence over all of our corporate activities, including the election of directors to GWG Holdings’ Board of Directors, and may delay, deter or prevent acts that would be favored by our other stockholders. The interests of the Seller Trusts may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of the Company. Also, the Seller Trusts may seek to cause us to take courses of action that, in their judgments, could enhance their investments in us, but which might involve risks to our other stockholders or adversely affect us or our other stockholders. As a result, the market price of GWG Holdings’ shares could decline or stockholders might not receive a premium over the then-current market price of GWG Holdings’ shares upon a change in control. In addition, this continued concentration of share ownership may adversely affect the trading price of GWG Holdings’ shares because prospective investors may perceive disadvantages in owning shares in a company with such significant stockholders.
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
The Nasdaq Stock Market Listing Rules exempt “controlled companies,” or companies of which more than 50% of the voting power is held by an individual, a group or another company, from certain corporate governance requirements, including those requirements that:
•A majority of the board of directors consist of independent directors;
•Compensation of officers be determined or recommended to the board of directors by a majority of its independent directors or by a compensation committee comprised solely of independent directors; and
•Director nominees be selected or recommended to the board of directors by a majority of its independent directors or by a nominating committee that is composed entirely of independent directors.
The Seller Trusts that acquired GWG Holdings’ shares in the Beneficient Transactions own approximately 48.6% of our common stock and are considered a group for purposes of the Nasdaq controlled company listing rule, based on the most recent Schedule 13D/A filed by the Seller Trusts and its trust advisors with the SEC, and certain of the ExAlt Trusts, holding approximately 29.7% of GWG Holdings’ outstanding common stock according to their latest Schedule 13D/A filing have agreed to vote their shares in proportion to the votes cast by all other holders of GWG Holdings’ voting securities. As a result, we are currently a “controlled company” and are relying on the controlled company exemption for certain of the above requirements, including those related to director nomination. Accordingly, should the interests of the Seller Trusts differ from those of other stockholders, the other stockholders do not have the same protections generally as stockholders of other Nasdaq-listed companies with respect to corporate governance for so long as we rely on the controlled company exemption from the specified corporate governance requirements. GWG Holdings’ status as a controlled company could make GWG Holdings’ common stock less attractive to some investors or otherwise harm GWG Holdings’ stock price.
Risks Related to Our Liquidity Products Business
Beneficient may be unable to operate its business successfully, which would negatively impact its ability to generate distributable cash flow and increase the value of GWG Holdings’ and GWG Life’s investments in Beneficient.
We operate our liquidity products business through our consolidated subsidiary Ben LP and its subsidiaries. The success of our liquidity products business will depend primarily on Beneficient’s ability to operate its business successfully, generate distributable cash flow, and increase the value of GWG Holdings’ and GWG Life’s investments in Beneficient. If Beneficient is unable to do so, such inability will negatively impact our operations and liquidity and may result in an impairment of goodwill. Beneficient does not have significant operating history under its current business plan. Additionally, Ben LP’s proposed trust company subsidiary has no operating history. In general, companies that seek to implement these kinds of business plans present substantial business and financial risks and uncertainties. Furthermore, to date, Ben LP’s originations of liquidity products have been transacted primarily with a limited number of family offices, fund-of-funds and institutions. These types of customers, specifically fund-of-funds and institutions, may not represent the target market of Beneficient’s liquidity products in the future, and Beneficient has only recently begun transactions with individual investors.

Because Beneficient represents a significant percentage of our consolidated assets, the impact on our consolidated financial statements of Beneficient’s financial performance is likely to be material.
Beneficient may not obtain an unconditional Kansas TEFFI charter and has experienced significant delays in obtaining a trust company charter, which outcome would hinder Beneficient’s ability to successfully pursue its current business plan and could adversely affect the value of GWG Holdings’ and GWG Life’s investments in Beneficient.
Beneficient’s liquidity products are designed to facilitate the delivery, at a customer’s election, of cash, equity securities or debt securities, or a combination of cash and equity or debt securities for their alternative assets. In order to further grow these businesses, BFF is seeking to obtain an unconditional TEFFI charter in Kansas and a non-depository trust company charter in Texas. Each of those proposed institutions may not commence operations until it receives its respective unconditional charter.
In April 2021, the Kansas Legislature adopted, and the governor of Kansas signed into law, a bill that would allow for the chartering and creation of Kansas TEFFI trust companies that provide fiduciary financing, custodian and trustee services to participants in the alternative assets market known as TEFFIs, as well as the establishment of alternative asset trusts. The legislation, which names BFF as the pilot TEFFI, became effective on July 1, 2021. As part of the pilot program, BFF received a conditional charter on July 1, 2021, and has applied for a final operational charter. Upon issuance of a final operational charter, Beneficient expects to conduct its liquidity business through BFF as a Kansas TEFFI. While Beneficient expects that it will establish an operational Kansas TEFFI trust company with a permanent unconditional charter, its ability to do so is not assured, in part because BFF’s initial charter will be a part of a pilot program that could last until July 1, 2022 during which it will not be authorized to conduct operations. Until that time, BFF will not be authorized to conduct operations as a TEFFI. There can be no assurance that BFF will receive an unconditional TEFFI charter following the pilot program. Further, in connection with the expected receipt of a Kansas TEFFI charter, BFF is anticipated to become subject to regulation by the Kansas Office of the State Bank Commissioner and new rules and regulations that it would be expected to promulgate throughout and following the pilot program. Such regulations could prove to be burdensome on Beneficient’s business and could adversely impact its financial condition and results of operations. Beneficient filed limited trust association charter applications for two proposed trust companies (one to offer liquidity products and the other to offer custodial and trustee services) with the Texas Department of Banking in September of 2018 and submitted revised charter applications on March 6, 2020. During the fourth quarter of 2020, the Texas Department of Banking delivered guidance to Beneficient that it does not require a trust company charter for Beneficient to offer its liquidity products to customers, and, as a result, on November 25, 2020, Beneficient withdrew its charter application with respect to the liquidity products. However, Beneficient is exploring whether it would be advantageous to continue pursuing a trust company charter to provide its liquidity products. Beneficient’s charter application with respect to offering custodial and trustee services remains under review by Texas Department of Banking. Approval of this application is not assured.
Because Beneficient’s current business plans are based in part on obtaining regulatory approval to operate a regulated trust company, a failure to do so may materially and adversely impact its financial performance and prospects, which would likely negatively impact our results of operations and may result in impairment of goodwill.
Even if the Kansas TEFFI is established or the Texas charter application is approved, Beneficient expects that the approval will be subject to certain conditions including, among others, that each proposed entity satisfies certain minimum restricted capital requirements. There is no assurance that Beneficient will be able to satisfy all the conditions imposed by the Kansas Office of the State Bank Commissioner or the Texas Department of Banking in connection with its approval. In addition, such conditions could delay the anticipated time for commencement of fiduciary operations.
Beneficient may not be able to grow, effectively manage its growth, or achieve profitability.
A principal focus of Beneficient’s liquidity products strategy is to expand the number of Beneficient’s product offerings and grow Beneficient’s trust administration products and services. Beneficient’s future growth depends upon a number of factors, many of which are beyond Beneficient’s ability to control. These factors include Beneficient’s ability to:
•accurately assess the demand for and sell the products and offerings that Beneficient has developed and expects to develop to meet demand;
•compete against other customer solutions and vendors;
•maintain the quality of Beneficient’s trust administration products and services;
•effectively manage Beneficient’s financing underwriting and risk criteria and manage diversification, including with effective risk management discipline;

•update Beneficient’s products and offerings and develop new products and offerings for which its customers will be willing to exchange their alternative assets;
•properly scale its internal organization and infrastructure to accommodate the development and commercialization of its existing products and products in development; and
•hire, train and retain qualified personnel to manage and operate Beneficient’s business as it is expected to grow.
A deficiency in any of these factors could adversely affect Beneficient’s ability to achieve or manage growth or profitability.
Beneficient is subject to repayment risk in connection with its liquidity transactions.
Beneficient’s liquidity transactions include making ExAlt Loans, which are collateralized by the Collateral. ExAlt Loans do not require repayment prior to maturity and are subject to a risk of default. Because the trusts that borrow from the lending operating subsidiary of Ben Liquidity under such ExAlt Loans are controlled by an unaffiliated third-party trust advisor with investment discretion over the Collateral, any such borrower trusts may default on an ExAlt Loan even if the cash flow from alternative assets comprising the Collateral supporting any such ExAlt Loan is sufficient to otherwise repay interest and principal.
Beneficient may incur significant losses as a result of ineffective risk management processes and strategies.
Beneficient seeks to monitor and control its risk exposure by developing an effective risk and control framework, which encompasses a variety of separate but complementary financial, credit, operational, compliance, and legal reporting systems; internal controls; management review processes; and other mechanisms. While Beneficient employs and will continue to develop and deploy risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application may not be effective and may not anticipate every risk event in all market environments or the specific nature of the impact and timing of such outcomes. Beneficient’s failure to manage risk effectively could have an adverse effect on its business and results of operations.
Beneficient may be able to offer only a limited number of products and solutions.
Beneficient may be able to offer only a limited number of products and solutions due to regulatory, capital or other restrictions. Accordingly, the prospects for Beneficient’s success may be solely dependent upon the performance of a single or limited products or solutions, or dependent upon the development or market acceptance of a single or limited number of products or solutions. A lack of diversification in its offerings may make Beneficient’s results of operations susceptible to numerous economic, competitive and regulatory conditions, any or all of which may have a substantial adverse impact upon Beneficient’s ability to operate its business and/or grow its business in the future. Further, Beneficient would not be able to diversify its operations or benefit from the possible spreading of risks or offsetting of losses that offering a comprehensive suite of solutions could provide.
Beneficient depends on the accuracy and completeness of information from and about customers.
In making an assessment regarding the alternative assets underlying a potential liquidity transaction, Beneficient may rely on information furnished to it by or on behalf of customers, including financial statements and other financial information. Beneficient also may rely on representations of customers as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in connection with liquidity transactions, Beneficient may rely on information provided by a customer such as net asset value of an underlying alternative asset. Beneficient also relies, and will continue to rely, on customer representations and certifications, or other audit or accountants’ reports, with respect to the business and financial condition of the assets underlying the liquidity transaction. While Beneficient believes that its underwriting process is thorough and robust, its necessary reliance on customers may not reveal or highlight all relevant facts (including bribery, fraud or other illegal activities) or risks that are necessary or helpful in evaluating such transaction opportunity. Instances of bribery, fraud, accounting irregularities and other improper, illegal or corrupt practices can be difficult to detect and may be more widespread in certain jurisdictions. Beneficient’s financial condition, results of operations, financial reporting and reputation could be negatively affected if Beneficient relies on materially misleading, false, inaccurate or fraudulent information.
Difficult market conditions can cause investors to reduce or suspend their investments in alternative assets or their desire to liquidate alternative assets they hold, which could adversely affect Beneficient’s business.
Beneficient’s business depends upon the health of the market for investments in alternative assets. During economic downturns, alternative asset owners may suffer from decreasing returns (including negative returns and loss of principal investment), liquidity pressure, increased volatility and difficulty maintaining targeted asset allocations, and investors may decrease or suspend making new fund investments during and after such periods. As the economy begins to recover from these periods, investors may elect to reduce their exposure to alternative investments, resulting in a smaller overall pool of potential customers in the industry and customers for Beneficient’s products and services in the future. In the event all or part of this occurs, when trying to find new customers Beneficient will be competing for fewer available alternative assets to administer in an increasingly competitive environment, which could lead to terms less favorable to Beneficient as well as difficulty in reaching new customers. Such changes would adversely affect Beneficient’s revenues and profitability.
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
Beneficient has developed procedures and controls designed to identify and address conflicts of interest relevant to its business operations. However, appropriately identifying and dealing with conflicts of interest is complex and difficult, and Beneficient’s reputation could be damaged, and the willingness of customers to enter into transactions with Beneficient may be affected, if Beneficient fails, or appears to fail, to identify, disclose and deal appropriately with conflicts of interest. In addition, potential or perceived conflicts could give rise to litigation or regulatory enforcement actions.
Transfer restrictions applicable to alternative assets may prevent Beneficient from being able to attract a sufficient number of customers to achieve Beneficient’s business goals.
Many alternative assets contain stringent transfer restrictions imposed by the issuing entity, which may prevent Beneficient from entering into liquidity transactions or providing trust administration services with respect to such assets. Such restrictions may result in Beneficient not being able to attract a sufficient number of customers or liquidity transactions and, as a result, its revenues and profitability could be adversely affected.
Beneficient’s business, profitability and liquidity may be adversely affected by deterioration in the credit quality of, or defaults by, the ExAlt Trusts that owe Ben Liquidity money, securities or other assets or obligations collateralizing the ExAlt Loans held by Ben Liquidity.
Beneficient is exposed to the risk that the ExAlt Trusts that owe Ben Liquidity money, securities or other assets will not perform their obligations. These parties may default on their obligations to Ben Liquidity due to bankruptcy, lack of liquidity, operational failure or other reasons. A failure of a significant market participant, or even concerns about a default by such an institution, could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect Ben Liquidity.
Beneficient uses hedging transactions to manage certain market risks; Beneficient’s business, profitability and liquidity may be adversely affected by unanticipated market conditions including interest rates, currency exchange rates, equity market behavior, and other relevant market factors that generate losses not covered or offset by a hedge.
When managing its exposure to market risks, Beneficient may make use of forward contracts, options, swaps, caps, collars and floors and may pursue other strategies or use other forms of derivative instruments to limit its exposure to changes in the relative values of investments that may result from market developments, including changes in prevailing interest rates and currency exchange rates. On July 17, 2020, Ben LP, through its subsidiary CT Risk Management, L.L.C., made aggregate payments of $14.8 million to purchase put options against a decrease in the S&P 500 Index. The options have an aggregate notional amount of $300.0 million and are designed to protect the net asset value of the interests in alternative assets that generate the collateral to Beneficient’s loan portfolio against market risk. One-half of the put options expire in July 2022 with the remaining put options expiring in July 2023.
The use of hedging transactions and other derivative instruments to reduce the effects of changes in the value of a position does not eliminate the possibility of fluctuations in the value of the position or prevent losses if the value of the position declines. However, such activities can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of the position. Such transactions may also limit the opportunity for gain if the value of a position increases. Moreover, it may not be possible to limit the exposure to a market development that is so generally anticipated that a hedging or other derivative transaction cannot be entered into at an acceptable price. Although Beneficient has entered into and may continue to enter into hedging transactions in order to reduce its exposure to market risks, unanticipated market changes may result in poorer overall investment performance than if the transaction had not been executed. In addition, the degree of correlation between price movements of the instruments used in connection with hedging activities and price movements in a position being hedged may vary. Moreover, for a variety of reasons, Beneficient may not be successful in establishing a sufficient correlation or a sufficient matching of cash flows between the instruments used in a hedging or other derivative transaction and the position being hedged. An insufficient correlation could prevent Beneficient from achieving the intended result and create new risks of loss. In addition, Beneficient will not be able to fully limit exposure against all changes in the values of the alternative assets underlying its liquidity transactions, because the values of such assets are likely to fluctuate as a result of a number of factors, some of which will be beyond Beneficient’s control, and it may not be able to respond to such fluctuations in a timely manner or at all.
Beneficient’s fair value estimates of illiquid assets may not accurately estimate prices obtained at the time of sale and Beneficient cannot provide assurance that the values of the alternative assets underlying the liquidity transactions that it reports from time to time will be realized.
Asset valuations for which there is no readily available market, such as the illiquid assets comprising the Collateral, require estimates and assumptions about matters that are inherently uncertain. Given this uncertainty, the fair values of such assets as reflected in estimated net asset value may not reflect the prices that would actually be obtained if and when such assets were sold.
Under Beneficient’s valuation policy, Beneficient bases its estimates of the fair value of the alternative assets in the Collateral on the fund reported net asset value provided to it by the underlying fund managers. Because alternative asset managers generally hold a high proportion of their investments in assets for which market prices are not readily available, fund reported net asset value will necessarily incorporate estimates of fair value made by the fund managers. As there is no single method for determining fair value, there may be significant variations in the valuation policies used by different fund managers in the Collateral.
In addition, due to time lags in receiving valuation information from fund managers, Beneficient typically does not and will not have up-to-date information from all underlying funds at the time it calculates the fair value of the alternative assets underlying the liquidity transactions. Beneficient typically is not and will not be aware of all material developments at a fund or its underlying portfolio companies that could adversely affect the value of the funds in the Collateral.
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
Furthermore, a substantial majority of the net assets of Beneficient, and a significant portion of the net assets of GWG Holdings on a consolidated basis, are currently represented by intangible assets and goodwill. Management performs goodwill and intangible asset impairment testing annually, during the fourth quarter, or when events occur, or circumstances change that would more likely than not indicate impairment has occurred. For 2020, the annual goodwill impairment analysis did not result in any impairment charges. Our evaluation utilized multiple assumptions, including estimated discounted cash flows and other estimates that may change over time. While our assumption reflects management’s best estimates of future performance, the estimates assume Beneficient capturing a significant market share of liquidity transactions during the next five years leading to a substantial rate of growth of new service offerings and products, revenues and assets over the next five years ending December 31, 2025. These estimations are uncertain to occur, and to the extent the Company falls short of achieving our expected growth in revenues and assets over the next four years, material impairments of our goodwill may occur in the near term. Moreover, in light of Beneficient’s significant recurring losses from operations, negative cash flows from operations, and delays in executing its business plans, there could be potential triggering events identified and resulting impairment of goodwill recorded during the annual impairment test during the fourth quarter of 2021. While management can and has implemented strategies to address these events, changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that would trigger future impairment charges of the reporting unit's goodwill balance. Goodwill impairment exists when the carrying value of goodwill exceeds its implied fair value. If management concludes that a portion of goodwill is impaired, we would be required to write down the value of such goodwill, which may adversely affect our results of operations.

Notwithstanding its diversification strategies, Beneficient’s liquidity, profitability and business may be adversely affected by concentrations of assets comprising the Collateral.
Although Beneficient monitors the diversity of its collateral portfolio through the use of concentration guidelines, the Collateral may be concentrated in certain issuers, funds, sectors, geographic regions, countries, or asset types, which could negatively affect performance as well as Beneficient’s financial results, including Beneficient’s capital position, earnings, cash flows, and growth.
Similarly, Beneficient may have significant exposures to certain issuers, industries, or asset classes. As a result, Beneficient’s net cash flows and asset valuations (e.g., net asset value) may exhibit greater volatility due to idiosyncratic factors specific to companies, industries, regions, and asset classes. Moreover, because of such concentrations, Beneficient may suffer losses even when economic and market conditions are generally favorable for Beneficient’s competitors.
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
Before offering liquidity solutions to customers, Beneficient conducts due diligence that it deems reasonable and appropriate based on the facts and circumstances applicable to each transaction. When conducting due diligence, Beneficient may be required to evaluate important and complex business, financial, tax, accounting, technological, environmental, social, governance and legal and regulatory issues. In addition to Beneficient’s own employees, outside consultants, legal advisors and accountants may be involved in the due diligence process in varying degrees depending on the type of investment and the parties involved. Nevertheless, when conducting due diligence and making an assessment regarding the alternative assets behind a potential liquidity transaction, Beneficient relies on the resources available to it, including information provided by the potential customer of the liquidity transaction, the general partners and managers of the alternative assets the customer holds, and, in some circumstances, third-party investigations, and such an investigation will not necessarily result in the investment ultimately being successful. Moreover, even in the event that Beneficient receives complete and accurate information in the due diligence process, it may not translate to identifying the appropriate underwriting criteria, which could result in negative reputational effects, and/or otherwise materially and adversely affect our business, financial condition and results of operations.
Restrictions on Beneficient’s ability to collect and analyze data regarding its customers’ alternative assets investments could adversely affect its business.
The Collateral is generated by interests in alternative assets. Beneficient depends on the continuation of its relationships with the general partners and sponsors of the underlying funds and investments in order to maintain current data on these alternative assets. The termination of such relationships or the imposition of restrictions on its ability to use the data it obtains for its reporting and monitoring services could adversely affect our business, financial condition and results of operations. Beneficient’s monitoring is also dependent on the statements and conduct of personnel at investment managers of the general partners of these alternative asset firms. To the extent that the beliefs and expectations of these managers turn out to be inaccurate, Beneficient’s expectations as part of its monitoring process may be materially impacted.

Risks Related to Our Secondary Life Insurance Business
The valuation of our life insurance policy assets on our balance sheet requires us to make material assumptions that may ultimately prove to be incorrect. If our assumptions prove incorrect, we could suffer significant losses that materially and adversely affect our results of operations.
One of our principal assets is a portfolio of life insurance policies purchased in the secondary market, comprising approximately 64% and 62% of our total assets, excluding goodwill, as of December 31, 2020 and 2019, respectively. Those assets are considered “Level 3” fair value measurements under Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”), as there is currently no active market where we are able to observe quoted prices for identical assets. As a result, our determination of fair value for those assets on our balance sheet incorporates significant inputs that are not observable. A sale of the portfolio or a portion of the portfolio in an other than orderly transaction would likely occur at less than the fair value of the respective life insurance policies.
A Level 3 fair value measurement is inherently uncertain and could create additional volatility in our financial statements that is not necessarily related to the performance of our underlying assets. As of both December 31, 2020 and 2019, we estimated the fair value discount rate for our life insurance portfolio to be 8.25%. Life expectancy estimates are also a significant component within our fair value measurement. If in the future we determine that a higher discount rate is required to ascribe fair value to a similarly situated portfolio of life insurance policies or that life expectancy estimates materially differ from actuarial estimates and/or our projections, we could experience significant losses materially affecting our results of operations. In addition, significant losses of this nature would likely at some point cause us to be out of compliance with borrowing covenants contained in our various borrowing agreements as well as cause our common stock to decline in value. This could in turn result in acceleration of the LNV Credit Facility, the NF Credit Facility, and GWG Holdings’ L Bonds (including the Seller Trust L Bonds and Liquidity Bonds issued in connection with Beneficient liquidity transactions), which we may not be able to repay. As a result, we may be forced to seek additional debt or equity financing to repay such debt amounts, and additional financing may not be available on terms acceptable to us, if at all.
If we are unable to repay our debt when it comes due, then our senior lender or the holders of GWG Holdings’ L Bonds, or both, would have the right to foreclose on our assets, and investors in our securities could lose all or a portion of their investment.
Actual results from our life insurance portfolio may not match our projected results, which could adversely affect our ability to service our existing portfolio and meet our debt obligations.
Our business partially relies on achieving actual results that are materially in line with the results we expect to attain from our investments in life insurance policy assets. In this regard, we believe that the larger the portfolio of life insurance we own, the greater the likelihood that we will achieve our expected results. To our knowledge, rating agencies generally suggest that portfolios of life insurance policies contain enough policies on individual lives to achieve actuarial stability in receiving expected cash flows. For instance, in a life insurance securitization methodology published in 2016, A.M. Best Company concluded that at least 300 lives are necessary to achieve actuarial stability, while Standard & Poor’s has indicated that stability is unlikely to be achieved with less than 1,000 lives. As of December 31, 2020, we owned $1.9 billion in face value of life insurance policies covering 978 unique lives. Based on recent changes in the capital markets, specifically the availability of financing on favorable terms, we have begun exploring the feasibility of additional future purchases of life insurance policies through the secondary market. These operations are in addition to allocating capital to provide liquidity to a broader range of alternative assets, which GWG Holdings currently provides through investments in Beneficient. In the absence of purchasing additional life insurance policies, the number of life insurance policies that comprise our portfolio will decrease over time as policies mature, which may negatively impact the actuarial stability of our portfolio.
However, even if our life insurance portfolio is actuarially stable, we still may experience differences between the projection models we use and actual mortalities. Differences between our expectations and actual mortality results could have a materially adverse effect on our operating results and cash flows. In such a case, we may face liquidity problems, including difficulties servicing our remaining portfolio of policies and servicing our outstanding debt obligations. Continued or material failures to meet our expected results could decrease the attractiveness of our securities in the eyes of potential investors, thereby making it even more difficult to obtain capital needed meet our capital needs. Failure to meet our capital needs could materially and adversely affect the Company’s financial position and may lead to our security holders losing all or a portion of their investment in the Company.
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
To mitigate these risks, our origination practices and underwriting procedures, when we were purchasing policies, included a current verification of coverage from the insurance company, a complete due-diligence investigation of the insured and accompanying medical records, a review of the life insurance policy application, and a requirement that the policy has been in force for at least two years. We also conducted a legal review of any premium financing associated with the policy to determine if an insurable interest existed at the time of its issuance. Nevertheless, these steps will not eliminate the risk of fraud or legal challenges to the life insurance policies we own. Furthermore, changes in laws or regulations or the interpretation of existing laws or regulations, may prove our due-diligence and risk-mitigation efforts inadequate. If a significant face amount of policies were invalidated for reasons of fraud or any other reason, our results of operations would be materially adversely affected.
Our ownership of life insurance policies issued by insurers that are unable to pay claims presented to them could have a materially adverse effect on our results of operation and our financial condition.
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
To mitigate this credit risk, we generally purchased policies issued only by insurers with an investment-grade credit rating from one or more of Standard & Poor’s, Moody’s, or A.M. Best Company. As of December 31, 2020, 96.3% of the face value benefits of our life insurance policies were issued by insurers having an investment-grade credit rating (BBB or better) by Standard & Poor’s. We also review our exposure to credit risk associated with our portfolio of life insurance policies when estimating its fair value. In evaluating the policies’ credit risk, we consider items such as insurance company solvency, credit risk indicators, and general economic conditions. Notwithstanding our efforts to mitigate credit risk exposure and to reflect this risk in our portfolio valuation, we cannot predict with any certainty whether a particular insurer will be in a financial position to satisfy amounts that it owes under life insurance policies it has issued when a claim for payment is presented or whether a particular credit rating accurately reflects the risks associated with such life insurance policies.
We have relied materially on information provided or obtained by third parties in the acquisition of life insurance policies. Any misinformation or negligence in the course of obtaining information could materially and adversely affect the value of the policies we own, our results of operation and the value of our securities.
Our acquisition of each life insurance policy was negotiated based on variables and particular facts unique to the policy itself and the health of the insured. The facts we obtained about the policies and the insured at the time when the policy was applied for and obtained were based on the insured’s factual representations to the insurance company, and the facts the insurance company separately obtained in the course of its own due-diligence examination, such as facts concerning the health of the insured and whether or not there is an insurable interest present when the policy was issued. Any misinformation or negligence in the course of obtaining information relating to a policy or insured could materially and adversely impact the value of the policies we own and could in turn adversely affect our results of operations and the value of our securities.
If actuarial assumptions related to our investments in life insurance policies change, our operating results and cash flow could be adversely affected, as well as the value of our collateral and our ability to service our debt obligations.
When we were acquiring life insurance policies, the expected internal rates of return we calculated were based upon the probability of an insured’s mortality over an actuarial life expectancy estimate. We obtained these estimates from third-party medical-actuarial underwriting companies. In addition to actuarial life expectancies, we relied on a pricing and premium forecasting software model developed by a third-party actuarial firm for the valuation of policies we purchased, future mortality revenues, and the calculation of anticipated internal rates of return. These pricing models forecast the estimated future premiums due as well the future mortalities of insureds.
All actuarial life expectancies (and related forecasting software) are subject to interpretation and change based on evolving medical technology, actuarial data, and analytical techniques. Additionally, we were required under the LNV Credit Facility to update life expectancy estimates for pledged life insurance policies with face amounts greater than $750,000 by December 18, 2020, and obtain updated life expectancy updates no less frequently than once every five years. Additionally, we are required, under the NF Credit Facility, to use commercially reasonable efforts to update life expectancies on a biannual basis. Our prior experience in updating life expectancies has generally resulted in longer life expectancies for most, but not all, of the insureds within our portfolio. Adverse impacts on the value of our life insurance policy portfolio or our cash flow could in turn impair the value of the collateral we have pledged to our creditors and our ability to service our debt and obligations as they come due.
Inaccuracies in the life expectancy estimates we used for small face policies at the time of purchase could have a material and adverse effect on our results of operation and financial condition.
As of December 31, 2020, we owned 633 “small face” life insurance policies (i.e., those policies with $1 million in face value of benefits or less) having $364.6 million in aggregate face value of benefits.

The underwriting processes we used to evaluate, price and purchase small face policies were different from, and may not have been as reliable as, the processes we used for life insurance policies with larger face values of benefits. In particular, the processes we used to develop or obtain life expectancy estimates and the related mortality curves for small face policies were less extensive than traditional methods. These processes included obtaining either a single fully underwritten or simplified report as opposed to two fully underwritten reports. A simplified third-party underwriting report is based on a self-reported medical interview and may be supplemented with additional information obtained from a pharmacy benefit manager database that is provided to one or more medical-actuarial underwriting firms to obtain a simplified life expectancy report. Although we obtained professional actuarial guidance regarding these processes, our simplified underwriting methodology may not have been as reliable as the processes we use for policies with larger (i.e., greater than $1 million) face value of benefits.
Any shortcomings in the process we used to evaluate, price, purchase and value our small face policies, or significant inaccuracies in the life expectancy estimates relating to those policies, could have a material and adverse effect on our results of operations and financial condition. Any such outcomes could have a negative and possibly material effect on our ability to satisfy our debts.
We rely on estimated rates of mortality when valuing life insurance policies and forecasting the performance of our life insurance portfolio, and we also rely on other estimates derived from statistical methodologies for projecting our future cash flows. If any of our estimates prove to be incorrect, it could materially and adversely affect our financial condition and ability to satisfy our capital needs including debt service and repayment obligations.
If we project we will receive cash inflows from policies sooner than we actually do, we may not be able to make payment on our debt obligations in a timely manner, or at all. Moreover, a significant medical discovery or advance that results in mortality improvements among seniors could have a material adverse effect on the value of our life insurance investments.
We use a modeling practice for projecting cash flows known as the “probabilistic method”. This is an actuarial method that uses the probability of an insured’s mortality over time (a mortality curve) to project the flow of policy benefits to us and to project premiums that must be paid by us. This method requires the input of life expectancy assumptions. These inputs are then used to estimate the discounted cash flows from the life insurance portfolio using the ClariNet LS probabilistic and stochastic portfolio pricing model from ClearLife Limited, which estimates the expected cash flows using various mortality probabilities and scenarios.
Our Longest Life Expectancy valuation methodology uses the Longest Life Expectancy report result at the time of purchase combined with a multiplier factor applied for variance in our portfolio of actual to expected experience using the Longest Life Expectancy results. Our methodology uses a static portfolio multiplier we must recalculate anytime the six-month moving average of the difference between actual portfolio performance and projected performance of cumulative face value maturities deviates by more than one standard deviation from the mean and such deviation persists for three consecutive months and continues as of the current quarter-end month. As of December 31, 2020, the six-month moving average of the difference between actual portfolio performance and projected performance of cumulative face value of maturities was within one standard deviation from the mean. As such, our valuation methodology did not require an update to our portfolio mortality multiplier (“PMM”).
We use the current future cash flow projection to generate our expected internal rate of return on the life insurance policy portfolio we own. Any change to these projections, pricing models, methodology, premium forecasting assumptions, cash flow projections, or mortality assumptions accompanied therewith that increase the projected cost-of-insurance premiums or decrease the probability of mortality could have a material and adverse impact on our cash flows and financial condition. Ultimately, this could adversely affect our ability to meet our debt service and repayment obligations and could materially and adversely affect our profitability.
Cost-of-insurance (premium) increases could materially and adversely affect our profitability and financial condition.
We are subject to the risk of increased cost-of-insurance (“COI”) charges (i.e., premium charges) for the universal life insurance policies we own in our portfolio. As of December 31, 2020, approximately 31% of the policies in our life insurance portfolio have premium levels that are guaranteed under the terms of the policy to keep the policy’s death benefit in force even in a situation where the policy’s cash account has been wholly depleted. On the remaining approximately 69% of our policies, we pay “non-guaranteed COI charges” and are subject to the risk that the insurer could increase the COI charges for the policy. In all cases, the amount of increase is subject to any limits that may be set forth in the insurance policy and must be approved by the applicable state regulator. Because very few of the policies we own have significant cash account value balances, any COI increase will require us to use more cash to satisfy the minimum premium amount required to keep the related policy in force, and this could materially and adversely affect our profitability.

A COI increase can also be expected to impair the value of the affected policy because extra expense (i.e., additional premium amounts) will be required to keep the policy in force, and such extra expense will diminish the economic value, or return, of the policy realized upon the mortality of the insured. As a result, any widespread COI increases in policies we own would likely have a material and adverse effect on the value of our life insurance portfolio, which in turn would materially and adversely affect our profitability and financial condition.
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

Risks Related to Our Proposed Insurance Business
We have no experience in operating an insurance business and our entry into the insurance market may not be successful.
Beneficient’s business plan involves, through Ben Insurance, entering into the business of providing insurance policies to managers of, and investors in, alternative asset funds, such as private equity funds, for specified losses arising from indemnification and related obligations to the funds. GWG Holdings is also exploring opportunities to provide life insurance products related to its life insurance business. Entering the insurance business will subject us to additional laws and regulations and involve additional risks, including risks relating to regulatory oversight and examinations, risks related to compliance with capital maintenance requirements, and increased risks of litigation. Although certain of our directors and management have experience operating insurance businesses, we have no experience in operating an insurance business, which will enhance these risks. Attempts to expand our business involve a number of risks, including the required investment of capital and other resources, increasing demands on operational and management systems and controls, the diversion of management’s attention from our core business, and the ability to implement an effective marketing strategy to promote awareness of our insurance products. The insurance industry is highly competitive and there can be no assurance that our plans to enter the insurance market will be successful. If our proposed insurance business does not generate sufficient revenue or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected.
Beneficient’s failure to obtain or maintain approval of insurance regulators and other regulatory authorities as required for the operations of an insurance subsidiary may have a material adverse effect on our future business, financial condition, results of operations and prospects.
As a part of Beneficient’s business plan, through Ben Insurance, Beneficient may seek to obtain a license to offer insurance products from the Kansas Insurance Department. If and when Beneficient receives the necessary regulatory approvals, Beneficient intends to offer certain insurance products, including, but not limited to, insurance policies to managers of, and investors in, alternative asset funds, such as private equity funds, for specified losses arising from indemnification and related obligations related to the funds and transfer and assignment policies to buyers and sellers of interests in funds to cover risks attendant transfers pursuant to transactions such as the liquidity transactions. Kansas insurance statutes and regulations and the policies of the Kansas Insurance Department may require Beneficient to, among other things, maintain a minimum level of capital and surplus, satisfy solvency standards, restrict dividends and distributions, obtain prior approval or provide notification of certain transactions, have at least one director or manager be a resident of Kansas, maintain a principal place of business in Kansas and hold at least one meeting in Kansas annually, and provide for the performance of certain periodic examinations of our insurance subsidiary and its financial conditions.
In addition, Beneficient has applied for regulatory approval to commence offering insurance policies through Pen, as a Bermuda Class 3 insurer. Subject to receiving the necessary regulatory approvals, Beneficient would intend to offer the same insurance policies noted above through Pen. Bermuda insurance statutes and regulations, and the policies of the BMA require that Pen, among other things, maintain a minimum level of capital and surplus, satisfy solvency standards, restrict dividends and distributions, obtain prior approval or provide notification to the BMA of certain transactions, maintain a head office in Bermuda, have a representative, secretary or director resident in Bermuda, appoint and maintain a principal representative in Bermuda and provide for the performance of certain periodic examinations of itself and its financial conditions.
A failure to meet these conditions may result in the failure to obtain the required regulatory approvals or, if obtained, a suspension or revocation of Ben Insurance’s authority to do business as an insurance company, which would mean that Beneficient would not be able to provide the planned insurance products until the approvals are obtained or any suspension or revocation of the required approvals is resolved. If obtained, any suspension or revocation of regulatory approvals would negatively impact Beneficient’s reputation in the marketplace and could have a material adverse effect on our ability to grow our exposure to alternative assets.
The operation of Beneficient’s proposed international insurance business, for which it has no prior experience, will subject Beneficient to additional costs and economic, political, currency and other risks that could adversely affect its revenues or financial position.
Beneficient has no experience in operating its business internationally, which increases the risk that its proposed insurance business and any potential future expansion efforts that it may undertake may not be successful. Beneficient’s operation of its proposed insurance business may face adverse financial consequences and operational problems due to political or economic changes, such as changes in political or economic conditions in Bermuda and the surrounding region, laws and regulations that restrict repatriation of earnings or other funds or that could subject repatriated earnings or other funds to additional taxes, or changes in foreign currency exchange rates. If Beneficient invests substantial time and resources to grow its proposed insurance business and is unable to manage these risks effectively, its business, results of operations and financial condition could be adversely affected. In addition, international expansion may increase its risks in complying with various laws and standards in Bermuda, including with respect to anti-corruption, anti-bribery, anti-money laundering, export controls, and trade and economic sanctions. Expansion into new markets abroad will require additional investments by Beneficient in both regulatory approvals and marketing. These incremental costs may include hiring additional personnel, as well as engaging third-party service providers and other research and development costs. If Beneficient fails to grow its international insurance business or if growth occurs at a slower rate than expected, its business, its results of operations and financial condition could be adversely affected.

Risks Related to Beneficient’s Proposed Broker-Dealer Business
Beneficient has no experience in operating a broker-dealer business, and its entry into this market may not be successful.
Beneficient’s proposed business plan involves offering broker-dealer services to its subsidiaries and affiliates through Ben Markets and its subsidiaries, including Beneficient Capital Markets and through Ben Market’s acquisition of MHT Securities, L.P. (“MHT”). MHT is an SEC-registered broker dealer and FINRA member that is authorized to engage in private placements of securities. On July 14, 2021, an operating subsidiary of Ben LP, Ben Markets Management Holdings, L.P. (“Buyer”) entered into a Transaction Agreement (the “Transaction Agreement”) with MHT, MHT GP Securities, LLC, a Texas limited liability company (the “MHT GP”), and MHT Partners, L.P., a Texas limited partnership (“MHT LP” and, together with MHT GP, the “Sellers” and, together with Buyer, the “Transaction Parties”). Pursuant to the terms and conditions of the Transaction Agreement, the Buyer (i) purchased 20% of the limited partnership interests of MHT from MHT LP for an amount equal to $10,000, and (ii) agreed to (a) purchase the remaining 80% limited partnership interests of MHT from MHT LP, and (b) purchase 100% of the general partnership interests in MHT from MHT GP, in both cases for an aggregate amount equal to $40,000 (the “Subsequent Closing”). In addition to customary closing conditions applicable to transactions such as the ones contemplated by the Transaction Agreement, the Subsequent Closing is conditioned upon receipt from FINRA of approval of the Sellers’ application for Continuing Membership Application under FINRA Rule 1017 for the remaining change in ownership (the “FINRA Application”) (provided that such condition is waivable by the Transaction Parties if, on the date which is forty-five (45) days after the application was submitted, the Transaction Parties have not received a material objection from FINRA to the FINRA Application or in regard to FINRA approval which is disagreeable to the Transaction Parties). Until the Subsequent Closing, MHT is not controlled by or under common control with Beneficient and is not an affiliate of Beneficient.
Beneficient expects that operational efficiencies created by having an in-house broker-dealer will allow it to streamline its ExAlt PlanTM liquidity transactions, increase control of product distribution and reduce transaction costs. Entering into the broker-dealer business will subject Beneficient to additional laws and regulations and involve additional risks, including risks relating to regulatory oversight and examinations and increased risks of litigation. Although certain of Beneficient’s directors and management have experience operating and advising broker-dealer businesses, Beneficient has no experience in operating a broker-dealer business, which will enhance these risks. Attempts to expand Beneficient’s business involve a number of risks, including the required investment of capital and other resources, increasing demands on its operational and management systems and controls, the diversion of management’s attention from its core business, and our ability to implement an effective marketing strategy to promote awareness of our broker-dealer products. The broker-dealer industry is highly competitive and there can be no assurance that Beneficient’s plans to enter the broker-dealer market will be successful. If Beneficient’s proposed broker-dealer business does not generate sufficient revenue, provide expected efficiencies or if Beneficient is unable to efficiently manage its expanded operations, Beneficient’s results of operations will be adversely affected.
Beneficient’s failure to obtain or maintain approval of regulatory authorities as required for the operations of its broker-dealer subsidiaries may have a material adverse effect on its future business, financial condition, results of operations and prospects.
As a part of Beneficient’s business plan, a subsidiary of Ben Markets, Beneficient Capital Markets, may seek to register as a broker-dealer with the SEC and in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands, and become a member of FINRA, and on July 14, 2021, a subsidiary of Ben Markets acquired a 20% interest in MHT pursuant to the Transaction Agreement and, following FINRA approval, will acquire the remaining 80% upon the Subsequent Closing (and following, MHT shall be renamed “Ben Securities Company, L.L.C.”). If and when Beneficient receives the necessary regulatory approvals, Beneficient Capital Markets and MHT will be subject to regulations that cover all aspects of its business, including sales methods, trade practices, use and safekeeping of customers’ funds and securities, the capital structure of Beneficient Capital Markets and MHT, recordkeeping, the financing of customers’ purchases and the conduct of directors, officers and employees. Beneficient Capital Markets and MHT will also be subject to routine periodic examination by the staff of FINRA. In addition, as a registered broker-dealer and member of a self-regulatory organization, Beneficient Capital Markets and MHT will be subject to the SEC’s uniform net capital rule. Rule 15c3-1 of the Exchange Act specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer's assets be kept in relatively liquid form. The SEC and FINRA impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. MHT is already subject to such requirements. Any failure to meet these conditions may result in the failure to obtain the required regulatory approvals or, if obtained, a suspension or revocation of Beneficient Capital Markets’ or MHT’s broker-dealer license, which would mean that Beneficient would not be able to provide the planned broker-dealer products until the approvals are obtained or any suspension or revocation of the required approvals is resolved. If obtained, any suspension or revocation of regulatory approvals would negatively impact Beneficient’s reputation in the marketplace and could have a material adverse effect on its ability to grow its exposure to alternative assets.

Risks Related to Our Indebtedness and Financing Arrangements
Our indebtedness could adversely affect our financial condition and may otherwise adversely impact our business operations. We may incur additional indebtedness, including secured indebtedness.
As of December 31, 2020, we had $1.8 billion of debt including the LNV Credit Facility, GWG Holdings’ L Bonds (including its Seller Trust L Bonds and Liquidity Bonds issued in connection with Beneficient’s liquidity transactions), and Beneficient’s debt due to related parties. Beneficient’s debt to HCLP Nominees, L.L.C. is due in 2022. In 2021, GWG Holdings also incurred indebtedness under the NF Credit Facility, which is due in 2031. Our indebtedness could have significant effects on our business and the holders of our debt.
For example, it could:
•require us to use a substantial portion of our cash flow from operations to service our indebtedness, which would reduce the available cash flow to fund acquisitions of alternative assets, working capital and other general corporate purposes;
•require payments of principal and interest that may be greater than our cash flow from operations;
•force us to dispose of life insurance policies or other investments, possibly on disadvantageous terms, to make payments on our debt;
•increase our vulnerability to general adverse economic and industry conditions;
•limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
•restrict us from exploiting other business opportunities;

•make it more difficult for us to satisfy our obligations; and
•place us at a competitive disadvantage compared to our competitors that have less debt.
In addition, the LNV Credit Facility, NF Credit Facility, and Beneficient’s secured loans with HCLP Nominees L.L.C. bear interest at variable rates. If interest rates increase significantly, our ability to borrow additional funds may be reduced and the risk related to our indebtedness would intensify.
In addition, most of our current debt is, and we anticipate that much of our future debt will be, non-amortizing and payable in balloon payments. Therefore, we will likely need to refinance most of that debt as it matures. There is a risk that we may not be able to refinance debt as it matures or that the terms of any refinancing will not be as favorable as the terms of the then-existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new debt, equity capital or sales of assets, our cash flow may not be sufficient to repay all maturing debt in years when significant balloon payments come due. In the event we are unable to refinance debt as it becomes due, this could force us to liquidate and/or file for bankruptcy, and the collateral securing such debt may be worth less than the debt it secures, which would lead to material losses for our security holders as it relates to their investments in the Company. Additionally, we may incur significant penalties if we choose to prepay the debt.
We critically rely on debt financing for our business. Any inability to borrow could adversely affect our business operations, our ability to satisfy our debt-payment obligations and, ultimately, our prospects and viability.
To date, we have chosen to finance our business principally through the issuance of debt, including debt incurred by our subsidiary DLP IV under the LNV Credit Facility (see Note 10 to our accompanying audited consolidated financial statements), DLP VI under the NF Credit Facility, GWG Holdings’ L Bonds and Beneficient’s secured loans. The LNV Credit Facility is secured by all of the assets of DLP IV, has a maximum amount of $300.0 million, and the outstanding balance at December 31, 2020 was $193.7 million. The NF Credit Facility is secured by all assets of DLP VI and is fully drawn with $107.6 million outstanding as of August 31, 2021.
Obligations under the LNV Credit Facility and NF Credit Facility have maturity dates of September 27, 2029 and August 11, 2031, respectively. GWG Holdings’ L Bonds have scheduled maturities as set forth below in the risk factor “If a significant number of holders of GWG Holdings’ L Bonds demand repayment of those instruments upon maturity instead of renewing them, and at such time we do not have sufficient capital on hand to fund those repayments (and do not otherwise have access to sufficient capital), we may be forced to liquidate some of our life insurance policies, investments in Beneficient or other assets, which could have a material and adverse impact on our results of operations and financial condition.” Our debt facilities and offerings have been the most important sources of financing on which our business continues to critically rely to grow and maintain our exposure to alternative assets — which include our portfolio of life insurance policies and GWG Holdings’ and GWG Life’s investments in Beneficient — as well as service existing debt and preferred stock obligations, maintaining premium payments on our life settlements portfolio and paying for operations.
Our business model is based on increasing our exposure to alternative assets financed primarily through debt and preferred stock financing. These alternative assets are typically long-term and may not produce cash flows for an extended period of time. For example, we do not receive cash in respect of acquired life insurance policies until the insured individual dies, and Ben Liquidity may not receive payments on its ExAlt Loans until the assets underlying the Collateral have been sold by the asset manager and the unaffiliated third-party trust advisor that controls such borrower trusts elects to make a loan payment to Ben Liquidity prior to term, which is generally 12 years after the origination of any such ExAlt Loan. The resulting asset/liability mismatch can result in a liquidity shortage if we are unable to renew maturing short-term debt or secure suitable additional financing. In such a situation, we could be forced to sell assets at less than optimal (distressed) prices, or, in the event additional debt or other financings are not available, we could have to liquidate or file for bankruptcy, which would lead to material losses for our security holders as it relates to their investments in the Company. We thus rely on continued access to financing to enable us to grow our exposure to alternative assets and to pay the premiums and costs of maintaining our life insurance portfolio, all while satisfying our current interest, principal and dividend payment obligations under our debt and equity arrangements. Proceeds from life insurance policies that have been pledged under both the LNV Credit Facility and NF Credit Facility will first be applied to the repayment of our obligations under each respective credit facility according to a waterfall amortization formula that is largely controlled by each lender, respectively. Therefore, we may not receive all of the proceeds from matured life insurance policies. Accordingly, until we achieve sufficient cash flows derived from our portfolio of life insurance policies and investments in Beneficient, we expect to rely on proceeds from GWG Holdings’ L Bond and preferred stock offerings to satisfy our ongoing financing and liquidity needs. Continued access to financing and liquidity under the LNV Credit Facility (other than premium payments on existing policies pledged pursuant thereto), from the offering of GWG Holdings’ L Bonds, or otherwise is not guaranteed.

As part of the preparation of its 2020 10-K, the Company voluntarily submitted two questions to the SEC's Office of the Chief Accountant (“OCA”) on February 15, 2021. OCA is responsible for accounting and auditing matters arising in the SEC’s administration of the federal securities laws, particularly with respect to accounting policy determinations. In this role, OCA consults with registrants on the application of accounting standards and financial disclosure requirements. Its website indicates that registrants can expect consultations to take approximately three weeks, although that time may vary depending on various factors. The questions submitted by the Company to OCA were (1) whether the December 31, 2019 transaction resulted in GWG Holdings obtaining control of Ben LP in a transaction by entities not under common control, and (2) whether Ben LP was required to consolidate any of the ExAlt Trusts. On July 26, 2021, the Company and OCA staff held a conference call in which OCA’s staff notified the Company of its conclusions on the two accounting questions that were the subject of the consultation. During that call, OCA expressed that it would object to a conclusion that Beneficient not consolidate the ExAlt Trusts as of December 31, 2019. Consistent with the conclusions communicated by OCA, on August 1, 2021, the Board of Directors of GWG Holdings determined that it is necessary to restate prior period financial statements for the year ended December 31, 2019, and quarterly financial statements for the first three quarters of the year ended December 31, 2020, to consolidate all of the ExAlt Trusts into Beneficient’s financial statements beginning on December 31, 2019, and consequently into the Company’s consolidated financial statements on that same date.
We temporarily suspended the offering of GWG Holdings’ L Bonds, commencing April 16, 2021, as a result of our delay in filing certain periodic reports with the SEC, including this 2020 Form 10-K. We anticipate recommencing the offering of GWG Holdings’ L Bonds when we regain compliance with SEC filing requirements. Additionally, due to our failure to deliver GWG Life audited financial statements for 2020 to LNV Corporation within 90 days after the end of the year, we were in violation of our reporting obligations under the LNV Credit Facility. CLMG Corp., as administrative agent for LNV Corporation, issued a limited deferral extending the delivery of these reports to May 17, 2021. We regained compliance on May 17, 2021, when the audited annual financial statements of GWG Life were delivered to LNV Corporation.
During the time period between April 16, 2021 and when we re-commence GWG Holdings’ L Bond offering, we have financed, and will continue to finance, our business using cash on hand and additional financings from creditors to meet our cash needs, including cash needs for premiums on our life settlements portfolio, interest expense on outstanding bonds, bond maturities, preferred stock redemptions, preferred stock dividends, operating costs, professional fees and miscellaneous expenses. In the event that L Bond sales and/or preferred stock sales do no recover to expected levels, we may have to sell assets or find additional financing options. In such event, the terms of such sale or financings may be on less favorable terms than we have sold assets or borrowed in the past
In addition, general economic conditions could limit our access to financing, as could regulatory or legal pressures exerted on us, our financiers, or those involved in the procurement of financing such as brokers, dealers, and registered investment advisors. If we are unable to borrow under either the LNV Credit Facility or the NF Credit Facility or otherwise for any reason, or to renew or replace the LNV Credit Facility or NF Credit Facility when it comes due, or if we are forced to discontinue GWG Holdings’ L Bond offering for any significant length of time and for any reason, our business would be adversely impacted and our ability to service and repay our debt obligations would be compromised, thereby negatively affecting our business prospects, the value of our common stock and perhaps our viability. As such, investors in our securities could lose all or a portion of their investment.
We may not be able to raise the capital that we are seeking from our securities offerings and may be unable to meet our overall business objective of growing and diversifying our alternative asset exposure.
The offer and sale of GWG Holdings’ L Bonds and preferred stock are a principal means by which we intend to raise funds needed to meet our business and financial goals. However, if we are unable to continue to do so for any reason, we may be unable to meet our goals. If actual cash flows from our portfolio of life insurance policies do not occur as we have forecasted we could be forced to sell our investments in life insurance policies in order to service or satisfy our debt-related obligations. Likewise, if GWG Holdings’ and GWG Life’s investments in Beneficient do not perform as we have projected, we could be forced to sell such investments in order to service or satisfy such debt-related obligations. Presently, none of GWG Holdings’ material investments (life insurance policies and investments in Beneficient) are supported by liquid secondary markets and GWG Holdings’ and GWG Life’s investments in Beneficient contain transfer restrictions. If we are forced to sell any material amount of these investments, we may be unable to sell them at prices we believe are optimal or at or above the carrying value of such investments, particularly if our sale of assets occurs at a time when we are (or are perceived to be) in distress. In any such event, our business and the value of our securities would likely be materially and adversely impacted.

GWG Holdings depends upon cash distributions from its subsidiaries, and contractual restrictions on distributions to GWG Holdings or adverse events at one of its operating subsidiaries could materially and adversely affect its ability to pay its debts, redeem preferred stock when requested and continue operating our business.
GWG Holdings, Inc. is a holding company. As a holding company, GWG Holdings conducts its operations through operating subsidiaries, and as such its most significant assets are cash and its ownership interests in its subsidiaries, controlled affiliates and equity investees. Accordingly, GWG Holdings’ ability to meet its obligations, including its debt-related and dividend-payment obligations, materially depends upon the ability of its subsidiaries to distribute cash to it. In this regard, the ability of GWG Holdings’ subsidiaries to distribute cash to it is, and will continue to be, restricted by certain negative covenants in the agreement governing the LNV Credit Facility, the NF Credit Facility, and the credit agreements governing Beneficient’s secured loans from HCLP Nominees, L.L.C. If any of these limitations were to materially impede the flow of cash to GWG Holdings, its ability to service and repay its debt, including obligations under the L Bonds, and make cash dividend payments to holders of GWG Holdings’ preferred stock would be materially and adversely affected. In addition, any adverse corporate event at the subsidiary level, such as a declaration of bankruptcy, liquidation or reorganization or an event of default under the LNV Credit Facility, the NF Credit Facility, or the credit agreements governing Beneficient’s secured loans from HCLP Nominees, L.L.C., could adversely affect the ability of GWG Holdings’ subsidiaries to distribute cash to it, and thereby materially and adversely affect its ability to service and repay its debt and make cash dividend payments, and negatively impact GWG Holdings ability to continue operations.
The collateral granted as security for our obligations under our various debt obligations may be insufficient to repay all such debt obligations upon an event of default.
GWG Holdings and GWG Life have each granted a security interest in substantially all of their respective assets, which include GWG Holdings’ and GWG Life’s investments in Beneficient and GWG Life’s investments in DLP IV Holdings and DLP VI Holdings, to serve as collateral security for obligations under the L Bonds. Importantly, DLP IV, a wholly owned subsidiary of GWG Life, owns approximately 78% of the face value of our life insurance portfolio as of December 31, 2020, and is the borrower under the LNV Credit Facility. As the borrower under the LNV Credit Facility, all of the assets of DLP IV — including all of its life insurance policy assets — serve as collateral for our obligations under the facility. DLP VI, a wholly owned subsidiary of DLP Holdings VI, which itself is a wholly owned subsidiary of GWG Life, owns the remainder of our life insurance portfolio, approximately 22% of the face value of our life insurance portfolio, as of August 31, 2021, and is the borrower under the NF Credit Facility. As the borrower under the NF Credit Facility, all of the assets of DLP VI — including all of its life insurance policy assets — serve as collateral for our obligations under the facility.
Because of the fact that substantially all of our life insurance policies are held in our DLP IV and DLP VI subsidiaries, and all of those life insurance assets serve as collateral security for our obligations under the LNV Credit Facility and NF Credit Facility, respectively, holders of L Bonds risk the possibility that the collateral security to secure our obligations under the L Bonds may be insufficient to repay holders upon an event of default. Furthermore, while the indenture governing the L Bonds limits the amount of debt relative to a measure of asset coverage we can incur, the indenture permits us to incur additional secured debt (subject to a debt coverage ratio) that may be senior to the L Bonds.
Furthermore, most of the assets that secure our obligations under the L Bonds, including GWG Holdings’ and GWG Life’s investments in Beneficient and GWG Life’s ownership interests in the holding companies that own DLP IV and DLP VI, which own substantially all of the life insurance portfolio, are illiquid assets. Although GWG Holdings and GWG Life own debt and equity securities of Beneficient, a substantial majority of the net assets of Beneficient are currently represented by goodwill, an intangible asset. The calculation of Beneficient’s goodwill required the utilization of significant estimates and management judgment, as discussed elsewhere in this 2020 Form 10-K. As a result, the carrying value of those assets as reflected in our consolidated financial statements may not necessarily reflect the current market price for those assets, especially in the event of a bulk or distressed sale. Proceeds from L Bond sales will be primarily used for the repayment of L Bond maturities, interest payments and other operating expenses of GWG Holdings, and as otherwise specified in the prospectus for the L Bonds. GWG Holdings may also continue to use a portion of proceeds from L Bond sales to make investments in Beneficient. Because advances from GWG Holdings to Beneficient may be used by Beneficient for working capital purposes, such investments may not increase the tangible assets securing the L Bonds. If the trustee for the L Bonds were forced to sell all or a portion of the collateral securing them, there can be no assurance that the trustee would be able to sell them for the prices at which we have recorded them in our consolidated financial statements, and the trustee might be forced to sell them at significantly lower prices.
If a significant number of holders of GWG Holdings’ L Bonds demand repayment of those instruments upon maturity instead of renewing them, and at such time we do not have sufficient capital on hand to fund those repayments (and do not otherwise have access to sufficient capital), we may be forced to liquidate some of GWG Holdings’ life insurance policies, GWG Holdings’ or GWG Life’s investments in Beneficient or other assets, which could have a material and adverse impact on our results of operations and financial condition. In addition, substantially all of our life insurance policies are pledged as collateral under the LNV Credit Facility and the NF Credit Facility and we would not be able to dispose of them without compliance with the terms of those credit facilities.
As of December 31, 2020, we had approximately $1.3 billion in principal amount of L Bonds outstanding (including Liquidity Bonds issued in connection with Beneficient’s liquidity transactions, but excluding Seller Trust L Bonds). Since we first issued GWG Holdings’ L Bonds, we have experienced $768.7 million in maturities, of which $406.3 million has renewed for an additional term, as of December 31, 2020. This has provided us with a cumulative historical renewal rate of approximately 53% for investments in GWG Holdings’ L Bonds.
Future contractual maturities of L Bonds (including Liquidity Bonds issued in connection with Beneficient’s liquidity transactions, but excluding Seller Trust L Bonds) as of December 31, 2020 are as follows:

Years Ending December 31,	L Bonds (in thousands)
2021	$191,582
2022	293,038
2023	191,446
2024	121,105
2025	167,433
Thereafter	313,277
$1,277,881
As of December 31, 2020, we had approximately $366.9 million in principal amount of Seller Trust L Bonds outstanding, of which $94.8 million are held by the ExAlt Trusts and are eliminated in consolidation. The Seller Trust L Bonds have a contractual maturity in August 2023; however, the holders have the ability to exercise a put to require redemption beginning in 2021. This option has not been exercised as of the date of the filing of this 2020 Form 10-K. Under that certain Supplemental Indenture (“L Bond Supplemental Indenture”) to the Amended and Restated Indenture dated as of October 23, 2017 (the “Amended and Restated Indenture”), by and among GWG Holdings, GWG Life and Bank of Utah, as trustee, in the event of a redemption request, including maturity, by the holders of the Seller Trust L Bonds, GWG Holdings in its sole discretion has the ability to satisfy the principal in the form of cash, a pro rata portion of (i) the outstanding principal amount and accrued and unpaid interest under the Commercial Loan Agreement and (ii) Common Units, or a combination of cash and such property.
The terms of the Liquidity Bonds issued in connection with Beneficient’s liquidity transactions also require payment of principal and interest in cash subject to certain exceptions, and we expect to substantially increase the principal amount of Liquidity Bonds we issue as we seek to grow our exposure to alternative assets.
If investors holding existing indebtedness that matures do not elect to renew their investments and we do not at such time have or have access to sufficient capital to repay the indebtedness, then we may need to liquidate some of our life insurance policies or other assets earlier than anticipated. In such an event, we may be unable to sell those policies or other assets at prices we believe are fair or otherwise appropriate and such sales could have a material and adverse impact on our results of operations and financial condition. In addition, substantially all of our life insurance policies are pledged as collateral under the LNV Credit Facility and the NF Credit Facility and we would not be able to dispose of them without compliance with the terms of those credit facilities.
Subordination provisions contained in the indenture governing the L Bonds, including any supplemental indentures, will restrict the ability of the trustee or the L Bond holders to enforce their rights against us under the indenture, including the right to payment on the L Bonds, if a default then exists under a senior credit facility.
The L Bonds are subordinate in right of payment to any claims of our senior lender under the LNV Credit Facility and NF Credit Facility. In this regard, subordination provisions limiting the right of L Bond holders to enforce their rights are contained in the indenture. These provisions include:
•a prohibition on challenging any enforcement action taken by a senior lender, or interfering with any legal action or suits undertaken by a senior lender, against us and our affiliates;

•a 180-day standstill period during which there may not be brought any action against us or our affiliates to enforce rights respecting collateral unless the LNV Credit Facility and the NF Credit Facility has been repaid in full, which period may be extended if the senior lender takes action during such standstill period; and
•a prohibition on filing a bankruptcy or insolvency case against us or our affiliates for at least one year plus one day after any senior lender has been paid in full.
In the event of a default on a senior credit facility, the indenture prohibits us from making any payment, direct or indirect (whether for interest, principal, as a result of any redemption or repayment at maturity, on default, or otherwise), on the L Bonds and any other indebtedness unless and until: (i) the default respecting the senior credit facility has been cured or waived or has ceased to exist; or (ii) in the case of a non-payment default that permits a senior lender to declare as due and payable all amounts owing under a senior credit facility (but where that senior lender has not yet so declared amounts as being due and payable), until the end of the period commencing on the date the trustee receives written notice of default from the senior lender and ending on the earliest of (1) our discharge of the default (or other cure), (2) the trustee’s receipt of a valid waiver of default from the senior lender, or (3) a written notice from the senior lender terminating the payment prohibition.
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
A failure to maintain compliance with the covenants under the LNV Credit Facility and the NF Credit Facility and the indenture governing the L Bonds may have a material adverse effect on our ability to continue our business operations.
We are subject to various covenants under both the LNV Credit Facility and NF Credit Facility, including requirements to timely deliver financial statements to LNV Corporation (our senior lender under the LNV Credit Facility) and National Founders (the administrative agent under the NF Credit Facility). Due to our failure to deliver GWG Life audited financial statements for 2020 to LNV Corporation within 90 days after the end of the year, we were in violation of our reporting obligations. CLMG Corp., as administrative agent for LNV Corporation, issued a limited deferral extending the delivery of this report to May 17, 2021. We regained compliance on May 17, 2021, when the audited annual financial statements of GWG Life were delivered to LNV Corporation. If we fail to remain in compliance with our debt covenants, we may not be permitted to request, nor will we be entitled to receive, advances under the LNV Credit Facility, and we will not be entitled to any excess amounts received from policies pledged under the LNV Credit Facility. A failure to deliver required financial statements to LNV Corporation or National Founders in the future may result in termination of the applicable credit facility absent an extension of such period. We may be unable to repay outstanding amounts under our credit facilities unless we are able to replace it with another facility or otherwise obtain capital from other sources, in which case LNV Corporation or National Founders could elect to foreclose on the life insurance assets held in DLP IV or DLP VI, respectively, that serve as collateral security.
Under the indenture, including any supplemental indentures, governing the L Bonds, we are subject to various financial and non-financial covenants, including a maximum debt coverage ratio. As of December 31, 2020, we were in compliance with all of our covenants; however, there can be no assurance that we will be able to comply with all of our financial and non-financial covenants in the future. A failure to comply with these covenants could cause us to be in default of the indenture governing the L Bonds and the indenture trustee, acting on behalf of the holders of GWG Holdings’ L Bonds, would be within its rights to accelerate the maturity dates of any amounts owed on GWG Holdings’ L Bonds. If we were unable to repay outstanding amounts, either using current cash reserves or another source of capital, the indenture trustee would have the right, subject to the subordination provisions in the indenture, to foreclose on our assets and the assets of GWG Life (including GWG Life’s equity in DLP IV and DLP Holdings VI), which serve as collateral for GWG Holdings’ L Bonds. If we are required to seek other sources of financing in order to satisfy our obligations under the LNV Credit Facility, the NF Credit Facility or GWG Holdings’ L Bonds, such other sources of capital may be unavailable to us on terms acceptable to us or at all. As a result, failure to comply with the covenants under our debt arrangements would have a material and adverse impact on our ability to continue our business operations and may result in our investors losing all or a portion of their investment.
The debt coverage ratio in our indenture, designed to provide some assurance to the holders of the L Bonds that the value of our total assets exceeds our total interest-bearing obligations, values our life insurance policy assets, which represent 66% of our total assets (excluding goodwill) as of December 31, 2020, in a manner that may not be representative of the amount we would actually receive upon a sale of those assets.
Under the indenture governing the L Bonds, the maximum amount of L Bonds we may issue at any time, and certain other debt, is limited to an amount such that our debt coverage ratio does not exceed 90%. This limitation is designed to provide a limit on the aggregate amount of certain debt of the Company. The “net present value” of our life insurance assets used in the debt coverage ratio is not the same as the GAAP “fair value” of those assets on our balance sheet. Accordingly, the debt coverage ratio is not necessarily indicative of the amount we and holders of L Bonds would actually receive if we were forced to sell or liquidate our life insurance related assets. Furthermore, any sale or liquidation of all or a significant portion of GWG Holdings’ life insurance policies or investments in Beneficient would include significant transactional costs. As a result, our mere compliance with the debt coverage ratio in the indenture will not guarantee that the value of GWG Holdings’ life insurance assets plus the value of GWG Holdings’ and GWG Life’s investments in Beneficient, if sold or liquidated, would in all cases exceed the amount of GWG Holdings’ obligations to the holders of L Bonds and other creditors.
The interest rates under our credit agreements and other agreements may be impacted by the phase-out of the London Interbank Offered Rate (“LIBOR”).
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
We have the discretion to purchase assets through different subsidiaries, and to transfer assets among GWG Holdings’ subsidiaries. Any decision to purchase or hold title to assets in one subsidiary, as opposed to a different subsidiary, may affect the value of collateral security for our debts.
We may at our discretion direct GWG Holdings’ and GWG Life’s investments in Beneficient, purchases of additional life insurance policies, if any, and other assets by, and the sale of life insurance policies and other assets among, different subsidiaries of GWG Holdings. Purchases of assets in, or movements of assets amongst, different subsidiaries could affect the value of the collateral security for obligations under the L Bonds. For example, purchases through, or transfers of life insurance policies to, DLP IV would cause the policies acquired or transferred to become collateral for the LNV Credit Facility, and purchases through, or transfers of life insurance policies to, DLP VI would cause the policies acquired or transferred to become collateral for the NF Credit Facility, whereas purchases through, or transfers of life insurance policies to, GWG Life would cause the policies acquired by GWG Life to become collateral for the L Bonds. Accordingly, purchases of assets through, or transfers of assets to, different subsidiaries may affect the value of collateral security for different classes of holders of our debt.
Legal and Regulatory Risks
A determination that we are an unregistered investment company would have material adverse consequences.
A determination that we are an unregistered investment company under the Investment Company Act of 1940 (the “1940 Act”) would have serious adverse consequences. We do not believe we could operate our business effectively as a registered investment company. As a result, we would have to change our operations so as not to be an investment company. Changes could include refraining from raising capital, changing the types of products and services that Beneficient provides, and changing the nature of the Collateral. Furthermore, if at any time it were established that we had been operating as an investment company in violation of the registration requirements of the 1940 Act, there would be a risk, among other material adverse consequences, that such company: (i) could become subject to SEC investigation and enforcement actions, including monetary penalties and injunctive relief, (ii) would be unable to enforce contracts with third parties or that third parties could seek to obtain rescission of transactions with such company undertaken during the period in which it was established that such company was an unregistered investment company, and (iii) would face adverse action from the Texas Department of Banking, either in relation to Beneficient’s pending application for a trust company charter, or if such charter is granted, in connection with such charter, the Kansas Office of the State Bank Commissioner, in relation to the Kansas TEFFI trust company charter. Such developments would be likely to have material and adverse consequences for us and the value of GWG Holdings’ and GWG Life’s investments in Beneficient and result in a breach under our credit facilities and GWG Holdings’ L Bonds, which would likely adversely affect our liquidity and increase our cost of capital and operational expenses. In addition, if Ben LP were treated as an investment company, it would not be eligible to be taxed as a partnership and instead would be taxable as a corporation for U.S. federal income tax purposes, which could result in a material and adverse impact on the value of GWG Holdings’ and GWG Life’s investments in Beneficient.
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
We believe that the matters discussed in the Staff Report and existing case law do not impact our current business model because our life insurance policies are distinguishable from those cases that have been held by courts, and advocated by the Staff Report, to be transactions in securities. For example, neither we nor any of our affiliates are involved in the fractionalization of life insurance policies, and we presently do not purchase variable life insurance policies. As a practical matter, if all or a majority of our life insurance policies were deemed to be “securities” under federal securities laws, either through an expansion of the definition of what constitutes a “security,” the expansion of the types of transactions in life insurance policies that would constitute transactions in “securities,” or the elimination or limitation of available exemptions and exceptions (whether by statutory change, regulatory change, or administrative or court interpretation), then we or one or more of our affiliated entities could become subject to the 1940 Act.
Beneficient will be subject to comprehensive governmental regulation and supervision.
Ben LP and its subsidiaries operate in a highly regulated environment and will be subject to supervision and regulation by several governmental agencies. Ben LP and its subsidiaries are subject to changes in federal and state laws, regulations, governmental policies, tax laws and accounting principles. As Beneficient’s business grows, Ben LP and its subsidiaries expect to become subject to additional regulatory agencies’ regulation, including offshore insurance regulatory requirements in Bermuda and broker-dealer regulatory requirements in the United States. Changes in regulations or the regulatory environment could adversely affect Beneficient’s business and the value of GWG Holdings’ and GWG Life’s investments in Beneficient.
Beneficient faces a risk of noncompliance with and enforcement actions under the Bank Secrecy Act and other anti-money laundering statutes and regulations.
The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service (the “IRS”). Beneficient is also subject to increased scrutiny of compliance with the rules enforced by the OFAC and compliance with the Foreign Corrupt Practices Act. If Beneficient’s policies, procedures and systems are deemed deficient, Beneficient will be subject to liability, including fines and regulatory actions, which may include restrictions on Beneficient’s ability to make distributions to its unitholders, including GWG, and the necessity to obtain regulatory approvals to proceed with certain aspects of Beneficient’s business plan. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for

Beneficient. Any of these results could materially and adversely affect Beneficient’s business, financial condition and results of operations and the value of GWG Holdings’ and GWG Life’s investments in Beneficient.
The failure of our trust subsidiaries to maintain certain minimum amounts of capital may result in regulatory sanctions or restrictions, limitations on their respective activities and operations, or require them to raise additional capital.
As regulated entities, Beneficient’s Kansas TEFFI and Texas trust company would be required to maintain minimum levels of capital under a framework determined by the Kansas State Banking Commissioner or Texas Banking Commissioner, as applicable. Except under certain specific and limited circumstances, in the event that Beneficient’s Texas trust company failed to maintain at least such minimum capital amount, it would be unable to pay dividends to Beneficient or engage in capital repurchases, which could impair its ability to provide liquidity to Beneficient. In addition, the failure of Beneficient’s trust companies to maintain minimum required levels of capital could subject them to administrative action, which could include restrictive constraints on operations, management, and activities, monetary sanctions, orders to raise additional capital, or, under certain limited circumstances, in the commencement of receivership or conservatorship proceedings. Any of these actions could have a material adverse effect on Beneficient’s financial condition, results of operations or prospects, which could affect the value of GWG Holdings’ and GWG Life’s investments in Beneficient.
If a subsidiary of Ben LP receives a trust company charter in Texas or an unconditional TEFFI charter in Kansas, the Texas Banking Commissioner or the Kansas State Banking Commissioner, as applicable, would have the authority to increase the minimum amount of capital required to be maintained by such subsidiaries under certain circumstances, which may result in lower returns on equity.
The Texas Banking Commissioner has the authority to increase the minimum amount of capital required to be maintained by a Texas trust company, under a framework set forth in the Texas Finance Code, if the Commissioner finds that the condition and operations of the Company require additional capital to promote the safety and soundness of the trust company. Factors to be considered include the nature and type of business in which the trust company engages, the nature and decree of liquidity in trust company assets, the amount and type of fiduciary assets managed by the trust company, the complexity of the business, the adequacy of insurance held by the trust company and the extent and adequacy of its internal controls, among other things.
The Kansas State Banking Commissioner does not have the same discretionary authority under the TEFFI Act to increase a TEFFI’s minimum capital so long as: (i) the TEFFI does not accept deposits, other than alternative asset custody accounts; (ii) the TEFFI maintains no third-party debt except debts owed to its members or its affiliates; and (iii) the TEFFI has secured an agreement from its members whereby such members agree to contribute additional capital to the TEFFI on if needed to ensure the safety and soundness of the fiduciary financial institution. However, if those requirements are not satisfied, the Kansas State Banking Commissioner may have the authority to require the TEFFI to maintain additional capital.
Any increase in the minimum amount of capital required for Beneficient’s Kansas TEFFI or Texas trust company will further limit its ability to direct the allocation of those capital resources in the most optimal manner, including through cash distributions to Beneficient. In addition, a requirement to maintain higher minimum levels of capital at those entities may result in lower returns on equity, which could affect the value of GWG Holdings’ and GWG Life’s investments in Beneficient.
Beneficient may be impacted adversely by claims or litigation, including claims or litigation relating to its fiduciary responsibilities.
Beneficient’s business involves the risk that customers or others may sue Beneficient, claiming that Beneficient has failed to perform under a contract or otherwise failed to carry out a duty perceived to be owed to them. This risk would be heightened when Beneficient’s trust company begins serving as a fiduciary for its customers if the Texas state trust company charter is issued or when the Kansas TEFFI charter becomes unconditional. Specifically, Beneficient’s trust company would be required to (i) adhere to the fiduciary standard of care required under the terms of the governing documents or applicable law, and (ii) properly discharge its fiduciary duties. If Beneficient fails to comply with these fiduciary obligations, it could incur significant costs and possibly liability, which could materially and adversely affect Beneficient’s business, financial condition or results of operations. Liability for breach of fiduciary duty may be difficult to assess or quantify and its existence and magnitude may remain unknown for a substantial period of time. Additionally, an alleged breach of fiduciary duty, regardless of the merits of such alleged breach, could significantly damage Beneficient’s reputation and cause it to incur legal and other costs. Claims made or actions brought against Beneficient, whether founded or unfounded, may result in injunctions, settlements, damages, fines or penalties, which could have a material adverse effect on Beneficient’s financial condition and results of operations, could adversely affect Beneficient’s ability to raise additional funding or attract new customers, and could require changes to Beneficient’s business. Even if Beneficient defends itself successfully, the cost of litigation is often substantial, and public reports regarding claims made against Beneficient may cause damage to its reputation among existing and prospective customers or negatively impact the confidence of counterparties, rating agencies, and equity holders, consequently affecting Beneficient’s earnings negatively.
A change in Beneficient’s tax treatment could adversely affect Beneficient.
Beneficient is subject to a variety of tax laws and tax regulations by national, regional and local governments and its Ben Insurance subsidiary, Pen, will be subject to foreign tax laws and tax regulations. Ben LP, and most of its subsidiaries, are pass through entities that are generally not subject to taxation. Rather, Beneficient passes on the distributive share of income to its investors who bear the burden of any tax liability that may be generated by such income. These tax laws and regulations (including the applicable tax rates), and their interpretation and application, may change from time to time and those changes could have a material adverse effect on the results of operations or Beneficient’s financial position.
In addition, without the consent of Ben LP’s unitholders, Ben LP’s general partner may elect to convert Ben LP into a corporation or be taxed as a corporation for U.S. federal income tax purposes if certain conditions have been met. Such a conversion could be a taxable event to Ben LP’s unitholders where gain or loss is recognized. In addition, a conversion would subject all of Ben LP’s future net income to a level of corporate tax, which may reduce the amount of cash available for distribution or reinvestment.
Our life insurance business is subject to state regulation and changes in those laws and regulations, or changes in their interpretation, could negatively affect our results of operation and financial condition.
When we purchase a life insurance policy, we are subject to state insurance regulations. Over the past number of years, we have seen a dramatic increase in the number of states that have adopted legislation and regulations from model laws promulgated by either the National Association of Insurance Commissioners (“NAIC”) or by the National Conference of Insurance Legislators (NCOIL). These laws are essentially consumer protection statutes responding to abuses that arose early in the development of the industry, some of which may persist. Today, almost every state has adopted some version of either the NAIC or NCOIL model laws, which generally require the licensing of purchasers of and brokers for life insurance policies, the filing and approval of purchase agreements, and the disclosure of transaction fees. These laws also require various periodic reporting requirements and prohibit certain business practices deemed to be abusive. State statutes typically provide state regulatory agencies with significant powers to interpret, administer, and enforce the laws relating to the purchase of life insurance policies. Under statutory authority, state regulators have broad discretionary power and may impose new licensing requirements, interpret or enforce existing regulatory requirements in different ways, or issue new administrative rules, any of which could be generally adverse to the industry and potentially the value of our life insurance policy assets.
We may incur fines, penalties and other negative consequences from regulatory violations.
We may fail to comply with applicable laws and regulations and be held accountable for such violations, even if such violations are inadvertent. Some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there were systems and procedures designed to ensure compliance in place at the time. For example, Beneficient is subject to regulations issued by the Office of Foreign Assets Control, or “OFAC,” that prohibit financial institutions from participating in the transfer of property belonging to the governments of certain foreign countries and designated nationals of those countries. OFAC may impose penalties for inadvertent or unintentional violations even if reasonable processes are in place to prevent the violations. There may be other negative consequences resulting from a finding of noncompliance, including restrictions on certain activities.
On April 1, 2021, we filed with the SEC a Notification of Late Filing pursuant to Rule 12b-25 of the Securities Exchange Act of 1934 indicating that we were unable to complete our financial statements as of and for the year ended December 31, 2020 within the time period required to timely file this 2020 Form 10-K for the year ended December 31, 2020. We indicated at the time that we expected to file this Report no later than April 15, 2021, which is the fifteenth calendar day filing extension period afforded registrants under Rule 12b-25 of the Securities Exchange Act of 1934. As of April 15, 2020, however, we remained unable to file this Report. As such, we temporarily suspended the offering of GWG Holdings’ L Bonds, commencing April 16, 2021, as a result of our delay in filing this annual report with the SEC. Additionally, we were unable to timely file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, which was due on or before May 17, 2021, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, which was due on or before August 17, 2021.

As part of the preparation of this 2020 Form 10-K, the Company voluntarily submitted two questions to the SEC's OCA on February 15, 2021. OCA is responsible for accounting and auditing matters arising in the SEC’s administration of the federal securities laws, particularly with respect to accounting policy determinations. The questions submitted by the Company to OCA were (1) whether the December 31, 2019 transaction resulted in GWG Holdings obtaining control of Ben LP in a transaction by entities not under common control, and (2) whether Ben LP was required to consolidate any of the ExAlt Trusts. On July 26, 2021, the Company and OCA staff held a conference call in which OCA’s staff notified the Company of its conclusions on the two accounting questions that were the subject of the consultation. During that call, OCA expressed that it would object to a conclusion that Ben LP not consolidate the ExAlt Trusts as of December 31, 2019. Consistent with the conclusions communicated by OCA, on August 1, 2021, the Board of Directors of GWG Holdings determined that it is necessary to restate prior period financial statements for the year ended December 31, 2019, and quarterly financial statements for the first three quarters of the year ended December 31, 2020, to consolidate the ExAlt Trusts into Beneficient’s financial statements beginning on December 31, 2019, and consequently into the Company’s consolidated financial statements on that same date.
We anticipate recommencing the offering of GWG Holdings’ L Bonds when we regain compliance with SEC filing requirements. To regain compliance, we must (i) prepare and file all applicable late filings, including this 2020 Form 10-K and the Quarterly Reports on Form 10-Q for the first and second quarters of 2021, by October 31, 2021, and (ii) hold an annual shareholder meeting by December 31, 2021. If GWG Holdings is unable to regain compliance with Nasdaq’s filing requirements for continued listing, we expect GWG Holdings to be delisted, in which case our business and the value of our securities would likely be materially and adversely impacted. While we have not filed the filings required by October 31, 2021, as of the date of this filings, we have communicated with Nasdaq regarding the status of the filings and have not yet received notice from Nasdaq regarding delisting.
We face risks from regulatory investigations and proceedings and from private actions.
From time to time, we may be named as a defendant or otherwise become involved in various legal proceedings, including class actions and other litigation or disputes with third parties. Future actions against us may result in judgments, settlements, fines, penalties or other results adverse to us, which could materially adversely affect our business, financial condition or results of operations, or cause serious reputational harm to us.
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
While we seek to insure against potential risks, we may not be able to obtain insurance to cover certain risks, or obtain coverage on favorable terms, and the insurance that we have may be inadequate to cover certain civil or criminal proceedings or regulatory investigations and associated costs.
We are currently subject to a non-public, fact-finding investigation into GWG Holdings by the SEC, and we are unable to predict the outcome of this matter.
On October 6, 2020, GWG Holdings received a subpoena to produce documents from the Chicago office of the SEC’s Division of Enforcement, informing the Company of the existence of a non-public, fact-finding investigation into GWG Holdings. Since the initial subpoena, the Company has received subsequent subpoenas from the SEC for additional information. The requested information from the SEC has primarily related to GWG Holdings’ investment products, including its L Bonds, as well as various accounting matters, among them, the consolidation for financial reporting purposes of Beneficient by GWG Holdings, goodwill valuation, and the accounting related to the ExAlt Trusts, related party transactions, life insurance policies, and the calculation of the debt-coverage ratio. We are cooperating fully with the SEC in connection with its investigation. Investigations of this nature are inherently uncertain, and their results cannot be predicted. Regardless of the outcome, the SEC investigation may have an adverse impact on us because of fines, legal costs, other expenses, diversion of management resources, and other factors. The investigation could also result in reputational harm to the Company and may have a material adverse effect on the Company’s current and future business activities and its ability to raise capital through the sale of L Bonds and equity securities. As a result, the failure to raise enough capital to meet our cash needs could have a material adverse effect on our operations and the value of our securities.

General Risk Factors
Our success depends on certain key executives and the ability to attract, retain, and develop new professionals.
Our success depends in large part upon the skills, experience, personal reputations and network of business contacts of certain key executives. These individuals’ reputations, business relationships and expertise are critical elements in the successful implementation of our business strategy. Accordingly, the loss of any of the key executives could materially harm our business.
Our key executives are directly responsible for setting our strategic direction, operating our business, maintaining and expanding business and other critical relationships, clients and business partners and identifying expansion opportunities. Should we lose one of these key executives, we may have to search externally for a qualified replacement, which search may be prolonged, and we cannot provide assurance that we will be able to hire such a replacement on a timely basis or at all.
Most of our employees are employed by Beneficient, who provide services to GWG Holdings pursuant to the terms and conditions of an administrative shared services agreement, by and between GWG Holdings and Ben LP (the “Shared Services Agreement”). GWG Holdings and Ben LP have entered into a non-binding term sheet under which GWG Holdings would lose its ability to appoint a majority of the board of directors of the general partner of Ben LP and control the activities of Beneficient. If GWG Holdings is no longer able to control the activities of Beneficient, GWG Holdings will be relying on contractual obligations, including those under the Shared Services Agreement, to meet its human capital needs.
Additionally, competition for qualified personnel in the financial services industry is intense. Thus, the loss of any of these key personnel, by resignation, termination, death or disability, or our inability to recruit and retain qualified replacements, could cause disruption in our business and could prevent us from fully implementing our business strategy, which could materially and adversely affect our business, growth and profitability.
Our business faces substantial competition from a variety of financial solution companies and other liquidity providers to owners of alternative assets.
We face substantial competition in all areas of its operations from a variety of competitors, many of which are larger, have an established track record and reputation, and may have more financial resources. Our business competes with other providers of financial and trust administration such as bank holding companies, commercial and savings banks, savings and loan associations, credit unions, asset managers and their private equity affiliates, insurance companies and a growing list of other local, regional and national institutions that offer financial and trust administration services. Our business also competes with other providers of liquidity for alternative assets, which may hinder our ability to offer liquidity transactions to the market. If we are unable to compete effectively, we will not be able to grow our exposure to alternative assets and our operating results and financial condition will be adversely affected. While we believe regulatory approval to operate certain of our subsidiaries as a Texas trust company, Kansas TEFFI trust company and Bermuda Class 3 insurer will give us competitive advantages, any such advantages are not certain and we may never receive such approvals.
Our results of operations likely will fluctuate from period to period, which may adversely affect the market price of our securities.
We expect that the results of our operations will vary significantly from period to period for a variety of reasons, many of which are outside of our control and difficult to predict, including demand for Beneficient’s liquidity products and trust administration services, changes in the fair value of the alternative assets held by certain of the ExAlt Trusts, performance of the ExAlt Loans against alternative assets interests underlying the Collateral and concentration of risk in the loan portfolios, and the performance of our life insurance portfolio. Because our results of operations may vary significantly from quarter to quarter, the results of any one period should not be relied upon as an indication of future performance and such fluctuations may make it harder for us to market and sell our securities or otherwise obtain necessary financing to maintain and grow our business.
Business disruptions and interruptions and adverse economic conditions due to natural disasters and other external events beyond our control can adversely affect our business, financial condition and results of operations.
Our operations can be subject to natural disasters and other external events beyond our control, such as the effects of earthquakes, fires, floods, severe weather, public health issues such as the outbreak of the coronavirus or other pandemic diseases, power failures, telecommunication loss, major accidents, terrorist attacks, acts of war, and other natural and man-made events, some of which may be intensified by the effects of a government response to the event or climate change and changing weather patterns. For example, our corporate headquarters and critical business offices are located in north Texas, which is geographically located in “tornado alley”, an area known for high instances of tornadoes, and which recently experienced catastrophic tornadic activity and blackouts. A tornado or other disaster could cause severe destruction, disruption or interruption to our operations or property and significantly impact our employees.
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
Changes in general economic conditions, including, for example, interest rates, foreign exchange rates, short term funding markets, investor sentiment, changes specifically affecting competition, technological developments, political and diplomatic events, tax laws, and other factors, can substantially and adversely affect our business and prospects. For example, an increase in interest rates would increase our cost of capital and may limit our ability to raise capital and have a corresponding adverse impact on our operating results. The financial markets and businesses operating in the securities industry are highly volatile and are affected by, among other factors, domestic and foreign economic conditions, geopolitics and general trends in business and finance, all of which are beyond our control. While we have engaged and may continue to engage in certain hedging activities to mitigate the impact of fluctuating interest rates and foreign exchange rates, none of these risks are or will be within our control. Declines in the financial markets or a lack of sustained growth may result in a corresponding decline in Beneficient’s performance and may adversely affect the assets comprising the Collateral and the ExAlt Loans against the assets comprising the Collateral.
A failure in our operational systems as well as human error or malfeasance, including cyber-attacks, could impair our liquidity, disrupt our business, result in the disclosure of confidential information, damage our reputation, and cause losses.
Our financial, accounting, data processing or other operational systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control. We must continuously update systems to support our operations and growth and to respond to changes in regulations and markets, and invest in systemic controls and training to ensure that such transactions do not violate applicable rules and regulations or, due to errors in processing such transactions, adversely affect markets, our clients or us. Enhancements and updates to systems, as well as the requisite training, including in connection with the integration of new businesses, entail significant costs and create risks associated with implementing new systems and integrating them with existing ones.
The use of computing devices and phones is critical to the work done by our employees and the operation of our systems and business and those of our clients and its third-party service providers and vendors. Additionally, computing devices may be vulnerable to cyber-attacks or have other inherent weaknesses.
Cybersecurity attacks and security breaches of our technology systems, and those of our clients and third-party vendors, may subject us to liability and harm our business operations and overall reputation. Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Threats to information technology systems associated with cybersecurity risks and cyber incidents continue to grow, and there have been a number of highly publicized cases involving financial services companies, consumer-based companies and other organizations reporting the unauthorized disclosure of client, customer or other confidential information in recent years. Cybersecurity risks could disrupt our operations, negatively impact our ability to compete and result in injury to our reputation, result in system downtime and loss of revenue, and increase costs to prevent, respond to or mitigate cybersecurity events. Our security measures, information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions that could result in unauthorized disclosure or loss of sensitive information; damage to our reputation; the incurrence of additional expenses; additional regulatory scrutiny or penalties; or our exposure to civil or criminal litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.
Third parties upon whom we rely face similar threats, which could directly or indirectly impact our business and operations. The occurrence of a cybersecurity-incident or attack on our third-party vendors could have a material adverse effect on our reputation and on our business, financial condition and results of operations.

Notwithstanding the proliferation of technology and technology-based risk and control systems, our business relies on individuals that may make mistakes or engage in violations of applicable policies, laws, rules or procedures that are not always identified immediately by our technological processes or by our controls and other procedures. These errors or violations can include calculation errors, mistakes in addressing emails, errors in software or model development or implementation, or errors in judgment, as well as intentional efforts to ignore or circumvent applicable policies, laws, rules or procedures. Human errors and malfeasance, even if promptly discovered and remediated, can result in material losses and liabilities for us.
We rely on other companies to provide key components of our business infrastructure.
Third-party vendors provide and are expected to continue to provide key components of our business infrastructure. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our clients, impair our ability to conduct our business efficiently and effectively, and/or result in regulatory action, financial loss, litigation, and loss of reputation. Replacing these third-party vendors could also entail significant delay and expense.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 2. PROPERTIES.
Our principal executive offices are currently located at 325 North St. Paul Street, Dallas, Texas 75201. GWG Holdings and Beneficient collectively lease 33,652 square feet of space for a lease term which expired on July 31, 2021. GWG Holdings also retains the lease of its legacy executive offices located at 220 South Sixth Street, Suite 1200, Minneapolis, Minnesota 55402. At that location, GWG Holdings is the primary lessee for 17,687 square feet of space for a lease term expiring in 2025. GWG Holdings no longer occupies the Minneapolis office space, but the lease of the space has been retained for use by FOXO. We believe these facilities are adequate for our current needs and that suitable additional space will be available as needed.
ITEM 3. LEGAL PROCEEDINGS
We are a party from time to time to what we believe are routine litigation and proceedings considered part of the ordinary course of our business. We believe that the outcome of such existing proceedings would not have a material adverse effect on our financial position, results of operations or cash flows.

U.S. Securities and Exchange Commission Subpoena
On October 6, 2020, GWG Holdings received a subpoena to produce documents from the Chicago office of the SEC’s Division of Enforcement, informing the Company of the existence of a non-public, fact-finding investigation into GWG Holdings. Since the initial subpoena, the Company has received subsequent subpoenas from the SEC for additional information. The requested information from the SEC has primarily related to GWG Holdings’ investment products, including its L Bonds, as well as various accounting matters, among them, the consolidation for financial reporting purposes of Beneficient by GWG Holdings, goodwill valuation, and the accounting related to the ExAlt Trusts, related party transactions, life insurance policies, and the calculation of the debt-coverage ratio.

Until receipt of the initial subpoena on October 6, 2020, the Company had no previous communication with the SEC related to these issues and was unaware of this investigation. The Company is fully cooperating with the SEC in this investigation. The Company is unable to predict when this matter will be resolved or what further action, if any, the SEC may take in connection with it.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
GWG Holdings common stock is listed on The Nasdaq Capital Market under the ticker symbol “GWGH.”
As of December 31, 2020, there were 112 record holders of GWG Holdings’ common stock, one of which was Cede & Co., a nominee for The Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.
ITEM 6. SELECTED FINANCIAL DATA.
Not applicable.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes and the information contained in other sections of this report. This discussion and analysis is based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management.
Unless the context otherwise indicates, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, to the “Company,” “we,” “us,” “our” or “ours” or similar words are to GWG Holdings Inc. and its direct and indirect wholly-owned and consolidated subsidiaries, references to “GWG Holdings” refer to GWG Holdings Inc., references to “GWG Life” refer to GWG Life, LLC (a wholly-owned subsidiary of GWG Holdings), references to “DLP IV” refer to GWG DLP Funding IV, LLC (a wholly-owned subsidiary of GWG Life), references to “DLP V Holdings” refer to GWG DLP Funding V Holdings, LLC (a wholly-owned subsidiary of GWG Life), references to “DLP V” refer to GWG DLP Funding V, LLC (a wholly-owned subsidiary of DLP V Holdings), references to “DLP VI Holdings” refer to GWG DLP Funding Holdings VI, LLC (a wholly-owned subsidiary of GWG Life), references to “DLP VI” refer to GWG DLP Funding VI, LLC (a wholly-owned subsidiary of DLP VI Holdings), references to “Ben LP” refer to The Beneficient Company Group, L.P. (a consolidated subsidiary of GWG Holdings), references to “Beneficient” refer to Ben LP and all of its consolidated subsidiaries, references to "BCH" refer to Beneficient Company Holdings, L.P. (of which Ben LP is the general partner), references to “Beneficient Management” refer to Beneficient Management, L.L.C. (the general partner of Ben LP), references to “BCC” refer to Beneficient Capital Company, L.L.C. (a subsidiary of Ben LP), references to “BACC” refer to Beneficient Administrative and Clearing Company, L.L.C. (a subsidiary of Ben LP), references to “Pen” refer to Pen Indemnity Insurance Company, LTD (a subsidiary of Ben LP), references to “Ben Markets” refer to Ben Markets L.L.C. (a subsidiary of Ben LP), references to “FOXO” refer to FOXO Technologies Inc. (formerly, FOXO BioScience LLC, an equity investee of GWG Holdings), references to “FOXO Labs” refer to FOXO Labs Inc. (formerly, Life Epigenetics Inc., a wholly-owned subsidiary of FOXO), references to “FOXO Life” refer to FOXO Life LLC (formerly, youSurance General Agency, LLC, a wholly-owned subsidiary of FOXO); references to the “ExAlt Plan™ ”, refer to a trust structure comprising customized trust vehicles (the “ExAlt Trusts”, and each, an “ExAlt Trust”).
Overview
We are an innovative financial services firm based in Dallas, Texas, that is a leader in providing unique liquidity solutions and services for the owners of illiquid investments. In 2018 and 2019, GWG Holdings and GWG Life consummated a series of transactions (as more fully described in Item 1. Business) with The Beneficient Company Group, L.P. (“Ben LP,” including all of the subsidiaries it may have from time to time — “Beneficient”). On December 31, 2019, GWG Holdings obtained the right to appoint a majority of the board of directors of Beneficient Management. As a result of this change-of-control event, GWG Holdings reported the results of Beneficient on a consolidated basis beginning on the transaction date of December 31, 2019. As further described in Note 23 to the consolidated financial statements, on August 13, 2021, GWG Holdings and Ben LP, and BCH (as defined below) entered into a non-binding term sheet (the “Term Sheet”) which, if completed, is expected to result in, among other things, the deconsolidation of Beneficient from GWG Holdings.
Beneficient is a financial services company, based in Dallas, Texas, that markets an array of liquidity and trust administration products to alternative asset investors primarily comprised of mid-to-high-net-worth individuals having a net worth between

$5 million and $30 million (“MHNW”) and small-to-midsize institutional investors and family offices with less than $1 billion in investable assets (“STMIs”). Ben LP plans to offer its products and services through its five operating subsidiaries, which include (i) Ben Liquidity, L.L.C. and its subsidiaries (collectively, “Ben Liquidity”), (ii) Ben Custody, L.L.C. and its subsidiaries (collectively, “Ben Custody Admin”), (iii) Ben Insurance, L.L.C. and its subsidiaries (collectively, “Ben Insurance”), (iv) Ben Markets, L.L.C., and its subsidiaries (collectively, “Ben Markets”) and (v) The Beneficient Company Group (USA), L.L.C (“Beneficient USA”). Ben Liquidity plans to operate a trust company that is a Kansas Technology Enabled Fiduciary Financial Institutions (“TEFFI”) authorized to serve as an alternative asset custodian, trustee and lender with statutory powers granted for each of these activities and permitting Ben Liquidity to provide fiduciary financing for certain of its customer liquidity transactions. Ben Custody Admin plans to operate a Texas trust company that is being organized to provide its customers with certain administrative, custodial and trustee products and specialized services focused on alternative asset investors. Ben Insurance has been chartered as a Bermuda based insurance company that plans to offer certain customized insurance products and services covering risks relating to owning, managing and transferring alternative assets. Ben Markets is in the regulatory process for acquiring a captive registered broker-dealer that would conduct certain of its activities attendant to offering a suite of products and services from the Beneficient family of companies. Certain of Ben LP’s operating subsidiary products and services involve or are offered to certain of the ExAlt Trusts, which operate for the benefit of the Non-Controlling Interest Holders, and are consolidated subsidiaries of Ben LP for financial reporting purposes (such trusts are and may individually be referred to as Custody Trusts, Collective Trusts, LiquidTrusts, and Funding Trusts). Beneficient USA employs a substantial majority of the executives and staff for Beneficient’s operating subsidiaries to which Beneficient USA provides administrative and technical services.
We believe that Beneficient’s operations will generally produce higher risk-adjusted returns than those we can achieve from life insurance policies acquired in the secondary market; however, returns on equity in life settlements, especially with the current availability of financings on favorable terms, appear to be an attractive option to diversify our exposure to alternative assets, and we have begun exploring the feasibility of acquiring such policies. Furthermore, although we believe that our portfolio of life insurance policies is a meaningful component of a growing diversified alternative asset portfolio, we continue to explore strategic alternatives for our life insurance portfolio aimed at maximizing its value, including a possible sale, refinancing, recapitalization, partnership, reinsurance guarantees, life insurance operations or other transactions involving of our life insurance portfolio, as well as pursuing other alternatives to increase our exposure to alternative assets. These operations are in addition to allocating capital to provide liquidity to holders of a broader range of alternative assets, which we currently provide through GWG Holdings’ and GWG Life’s investments in Beneficient.
GWG Holdings completed the transactions with Beneficient, in part, to provide the Company with a significant increase in assets and common stockholders’ equity. In addition, the transactions with Beneficient may provide us with the opportunity for a diversified source of future earnings within the alternative asset industry. We believe the Beneficient transactions and the other strategies we are pursuing will transform GWG Holdings from a niche provider of liquidity to owners of life insurance to a diversified provider of financial products and services with exposure to a broad range of alternative assets.
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
Material estimates that are particularly susceptible to change, in the near term, relate to: determining the assumptions used in estimating the fair value of our investments in life insurance policies; determining the grant date fair value for equity-based compensation awards; determining the allowance for loan losses as an input to the allocation of income (loss) to Beneficient’s equity holders; and evaluation of potential impairment of goodwill and other intangibles. We believe these estimates are likely to have the greatest potential impact on our consolidated financial statements and accordingly believe these to be our critical accounting estimates. Below we discuss the critical accounting policies associated with these estimates.

Valuation of Life Insurance Policies
We account for the purchase of life insurance policies in accordance with ASC 325-30, Investments in Insurance Contracts, which requires us to use either the investment method or the fair value method. We have elected to account for all of our life insurance policies using the fair value method.
We initially record our purchase of life insurance policies at the transaction price, which is the amount paid for the policy, inclusive of all external fees and costs associated with the acquisition. At each subsequent reporting period, we remeasure the investment at fair value in its entirety and recognize the change in fair value as unrealized gain (loss) in the current period, net of premiums paid. Changes in the fair value of our life insurance portfolio are based on periodic evaluations and are recorded in our consolidated statements of operations as changes in fair value of life insurance policies.
The fair value of our life insurance policies is determined as the net present value of the life insurance portfolio’s future expected cash flows (policy benefits received and required premium payments) that incorporates life expectancy estimates obtained when the policy was purchased and current discount rate assumptions. We refer to our valuation methodology as the Longest Life Expectancy methodology. This methodology utilizes a portfolio mortality multiplier (“PMM”) that allows us to “fit” projections to actual results, which provides a basis to forecast future performance more accurately. The table below compares the actual-to-expected (“A2E”) mortality cash flow experience of our life insurance portfolio using this methodology. We have achieved expected mortality cash flow experience accuracy of 96% under the Longest Life Expectancy methodology through December 31, 2020.

Should performance sufficiently deviate in the future from these projections, the A2E analysis will be re-examined to determine if the resultant PMM still results in the most accurate fitting of the projections to actual results. Adjustments to the PMM would then be made based on that analysis if warranted.
A discount rate is used to calculate the net present value of the expected cash flows. The discount rate used to calculate fair value of our portfolio incorporates the guidance provided by ASC 820, Fair Value Measurements and Disclosures. We utilized an 8.25% discount rate to estimate the fair value of our portfolio of life insurance policies at both December 31, 2020 and 2019.

As we have ceased acquiring insurance policies, we no longer have direct access market-based factors that previously served as a key input to our discount rate. However, we engaged a third-party firm to provide recent market data on comparable assets to support our discount rate as of December 31, 2020. We also continue to use fixed income market interest rates, credit exposure to the issuing insurance companies and our estimate of the operational risk yield premium a purchaser would apply to the future cash flows derived from our portfolio of life insurance policies as inputs to our discount rate.
The determination of the discount rate used in the valuation of the Company’s life insurance policies requires management judgment and incorporates information that is reasonably available to management as of the date of the valuation. The discount rate we utilize assumes an orderly and arms-length transaction (i.e., a non-distressed transaction in which neither seller nor buyer is compelled to engage in the transaction), which is consistent with related GAAP guidance. The carrying value of policies held at the end of each quarterly reporting period is adjusted to current fair value using the fair value discount rate applied to the entire portfolio as of that reporting date.

We engaged ClearLife Limited, owner of the ClariNet LS actuarial portfolio pricing software we use, to prepare a net present value calculation of our life insurance portfolio as of December 31, 2020. ClearLife Limited processed policy data, future premium data, life expectancy estimate data, and other actuarial information to calculate a net present value for our portfolio using the specified discount rate of 8.25%. ClearLife Limited independently calculated the net present value of our portfolio of 1,058 policies to be $791.9 million and furnished us with a letter documenting its calculation. A copy of such letter is filed as Exhibit 99.1 to this report.
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

	Change in Life Expectancy Estimates
	Minus 8 Months	Minus 4 Months	Plus 4 Months	Plus 8 Months
December 31, 2020	$97,837	$45,536	$(61,713)	$(114,099)
December 31, 2019	$113,812	$57,753	$(55,905)	$(111,340)

	Change in Discount Rate
	Minus 2%	Minus 1%	Plus 1%	Plus 2%
December 31, 2020	$82,983	$39,560	$(36,151)	$(69,284)
December 31, 2019	$91,890	$43,713	$(39,790)	$(76,118)

See Note 5 - Investment in Life Insurance Policies and Note 7 - Fair Value Measurements in the notes to the accompanying audited consolidated financial statements for additional information related to our valuation of life insurance policies.
Equity-Based Compensation
The Company measures and recognizes compensation expense for all equity-based payments at fair value on the grant date over the requisite service period. GWG Holdings uses the Black-Scholes option pricing model to determine the fair value of stock options and stock appreciation rights. For restricted stock grants (including restricted stock units), if any, fair value is determined as of the closing price of GWG Holdings’ common stock on the date of grant. As it is not publicly traded, Beneficient uses various methods to determine the grant date fair value of its equity-based compensation awards.
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
The fair value of Ben LP’s restricted equity units (“REUs”) was determined for substantially all of the awards granted in 2020, by using the valuation techniques consistent with those utilized to determine the acquisition date equity values arising from GWG Holdings obtaining a controlling financial interest in Beneficient. These valuation techniques relied upon the OPM Backsolve approach under the market method as more fully described in Note 4 to the consolidated financial statements. For the REUs granted in the latter portion of 2020, which is a de minimis amount of the total 2020 REUs, we utilized valuation techniques consisting of the income approach and market approach. For awards granted in 2019, the fair value of the REUs was estimated using recent equity transactions involving third parties, which provided the Company with observable fair value information sufficient for estimating the grant date fair value.
Beneficient’s Income Allocation
Net income (loss) attributable to noncontrolling interest holders is subject to Beneficient’s income allocation in accordance with the governing limited partnership agreement of BCH as more fully described in Note 11.

The consolidated financial statements of Beneficient reflect the assets, liabilities, revenues, expenses, investment income and cash flows of Beneficient, including, after December 31, 2019, all of the trusts in the ExAlt PlanTM on a gross basis, and a portion of the economic interests certain of the ExAlt Trusts, held by the residual beneficiaries, are attributed to noncontrolling interests in the accompanying consolidated financial statements. Interest income earned by Beneficient from the ExAlt Trusts is eliminated in its consolidation. However, because the eliminated amounts are earned from, and funded by, its noncontrolling interests, Beneficient’s attributable share of the net income from the ExAlt Trusts is increased by the amounts eliminated. Accordingly, the elimination in consolidation of interest income and, for periods after December 31, 2019, certain fee revenue has no effect on net income (loss) attributable to Beneficient or holders of Common Units.
For purposes of income allocation to Beneficient’s equity holders, interest income is generally comprised of contractual interest, which is computed at a variable rate compounding monthly, interest recognized on certain of the ExAlt Loans through the effective yield method, and an amortized discount that is recognized ratably over the life of the ExAlt Loan.
As a result of the change-of-control event discussed in Note 9 to the accompanying audited consolidated financial statements on December 31, 2019 and the resulting valuation performed under ASC 805, the existing loan portfolio between Ben and the ExAlt Trusts was evaluated as of December 31, 2019, for credit deterioration based on the intentions of all parties that the income allocations provisions of Ben operate under US GAAP as if the ExAlt Trusts were not consolidated for financial reporting purposes. Further, as required under ASC 805, each ExAlt Loans between Beneficient and the ExAlt Trusts was evaluated and classified as either purchased credit impaired (“PCI”) or non purchased credit impaired (“non-PCI”). For PCI loans, expected cash flows as of the date of valuation in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows is reasonably estimable. Subsequently, increases in cash flows over those expected at the acquisition date are recognized prospectively as interest income. Decreases in expected cash flows due to credit deterioration are recognized by recording an allowance for loan loss. For non-PCI loans, the difference between the fair value and unpaid principal balance of the loan as of the date of valuation is amortized or accreted to interest income over the contractual life of the loans using the effective interest method. In the event of prepayment, the remaining unamortized amount is recognized in interest income, which is eliminated upon the consolidation of the ExAlt Trusts for financial reporting purposes.
Allowance for Loan Losses
The allowance for loan losses, which is eliminated in consolidation, is an input to Beneficient’s allocation of income to equity holders of Ben LP. The allowance for loan losses is a valuation allowance for probable incurred credit losses in the portfolio. Management’s determination of the allowance is based upon an evaluation of the loan portfolio, impaired loans, economic conditions, volume, growth and composition of the collateral to the loan portfolio, and other risks inherent in the portfolio. Currently, management individually reviews all ExAlt Loans due to the low volume and non-homogenous nature of the current portfolio. Management relies heavily on statistical analysis, current NAV and distribution performance of the underlying alternative asset interests and industry trends related to alternative asset investments to estimate losses. Management evaluates the adequacy of the allowance by reviewing relevant internal and external factors that affect credit quality. The cash flows from the underlying alternative assets interests are the sole source of repayment for the ExAlt Loans and related interest. Beneficient recognizes any charge-off in the period in which it is confirmed. Therefore, impaired ExAlt Loans are written down to their estimated net present value.
Interest income, for purposes of determining income allocations to Beneficient’s equity holders, is adjusted for any allowance for loan losses, which was approximately $5.4 million for the year ended December 31, 2020.
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
The goodwill impairment test requires us to make judgments and assumptions. The test consists of estimating the fair value of each reporting unit based on valuation techniques, including a discounted cash flow model using revenue and profit forecasts and recent industry transaction and trading multiples of our peers. We then compare those estimated fair values with the carrying values of the assets and liabilities of each reporting unit, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, we will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, any loss recognized will not exceed the total amount of goodwill allocated to that reporting unit.
For 2020, the annual goodwill impairment analysis did not result in any impairment charges. Our impairment evaluation included a qualitative assessment, which considered whether there were indicators of potential impairment following the recent completion of the business combination accounting. In addition, our evaluation included a quantitative analysis, which included multiple assumptions, including estimated discounted cash flows and other estimates that may change over time. For example, a key assumption in determining the fair value of our reporting units is forecasting free cash flow generated by our business over the next five years and includes assumptions regarding expected growth of new service offerings and products. While our assumption reflects management’s best estimates of future performance, the estimates assume Beneficient capturing a significant market share of liquidity transactions during the next five years leading to a substantial rate of growth of new service offerings and products, revenues and assets over the next five years ending December 31, 2025. These estimations are uncertain to occur, and to the extent the Company falls short of achieving our expected growth in revenues and assets over the next four years, material impairments of our goodwill may occur in the near term. For example, a 15% decline in our annual projected volume of liquidity transactions reflected in the Company’s forecasts would require impairments to begin to be recorded assuming all other assumptions on which the forecasts are built remain constant. Because the Company’s forecasts are predicated on estimating future volume for new service offerings and products, the Company’s actual future volume of liquidity transactions reflected in the Company’s forecasts may fall short of management’s forecasts by 15% or greater and may result in a partial or full write down of our goodwill balance, which totaled $2.4 billion at December 31, 2020. In light of Beneficient’s significant recurring losses from operations, negative cash flows from operations, and delays in executing its business plans, there could be potential triggering events identified and resulting impairment of goodwill recorded during the annual impairment test during the fourth quarter of 2021. While management can and has implemented strategies to address these events, changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that would trigger future impairment charges of the reporting unit's goodwill balance.
In addition, as reflected in Note 23 to the accompanying audited consolidated financial statements, the Company is evaluating potential strategic transactions that, if consummated, may result in the deconsolidation of Beneficient as GWG Holdings will no longer own a controlling financial interest in Beneficient. As we evaluate various strategic changes for the investment in Beneficient, we may make further changes to the Company’s forecasted cash flows and such changes could result in losses upon deconsolidation of our subsidiary or may result in increased risk of future goodwill impairment charges. If future discounted cash flows become less than those projected by us, future impairment charges may become necessary that could have a materially adverse impact on our results of operations and financial condition in the period in which the write-off occurs.

Recent Developments
We define “recent developments” as material transactions or matters that occurred in the most recent fiscal quarter or in the period between the end of the fiscal quarter and the filing of the quarterly or annual financial statements with the SEC. The following recent developments are described in more detail in the notes to the accompanying audited consolidated financial statements. A reference to the corresponding note is included below:
•The amendment of Beneficient’s Credit Agreements (Note 23).
•On December 31, 2020, GWG Holdings, GWG Life and Bank of Utah entered into a supplemental indenture (the “Liquidity Bond Supplemental Indenture”) providing for the issuance of up to $1.0 billion in aggregate principal amount of two new series of L Bonds known as “Liquidity Bonds” (Note 10).
•During the fourth quarter of 2020, Beneficient executed 9 liquidity transactions pursuant to which customers sold interests in private equity funds with an aggregate net asset value of $15.1 million to certain of the ExAlt Trusts in exchange for agreed upon consideration. In connection with these transactions, GWG Life issued $0.5 million of principal in Liquidity Bonds on December 31, 2020.
•Subsequent to December 31, 2020 and through the date of this filing, Beneficient executed 10 liquidity transactions pursuant to which customers sold interests in private equity funds with an aggregate net asset value of $5.6 million to certain of the ExAlt Trusts in exchange for agreed upon consideration. In connection with certain of these transactions, GWG Life issued an aggregate of $0.3 million of principal in Liquidity Bonds on January 8, 2021 and January 15, 2021.

•In addition, on March 25, 2021, Beneficient filed provisional patent applications pending on certain of its systems and processes underlying its liquidity products and trust services. These patent applications cover the following aspects of Beneficient’s business:
◦Ben ExAlt PlanTM Patent Application.
▪ExAlt Plan. System and process for providing liquidity to customers for their alternative assets.
◦Underwriting Systems Patent Applications.
▪AltScore. Alternative asset quality scoring system.
▪ValueAlt. Method to value interests in alternative asset funds.
▪AltRating. Method to assign credit ratings to structured debt that is backed by alternative assets.
◦Risk Assessment and Risk Reduction Patent Applications.
▪AltC. Tool to measure portfolio concentration relative to an established limit or target.
▪OptimumAlt. Portfolio optimization and allocation tool specifically designed for alternative asset funds.
▪AlphaAlt. Proprietary forecast of expected returns and cash flows for alternative asset fund types.
▪AltQuote. Real-time indicator of liquidity solutions for holders of alternative assets.
•In April 2021, the Kansas Legislature adopted, and the governor of Kansas signed into law, a bill that would allow for the chartering and creation of Kansas trust companies, known as Technology Enabled Fiduciary Financial Institutions (“TEFFIs”), that provide fiduciary financing (e.g., lending to ExAlt Trusts), custodian and trustee services in all capacities pursuant to statutory fiduciary powers, to investors and other participants in the alternative assets market, as well as the establishment of alternative asset trusts. The legislation became effective on July 1, 2021 and designates an operating subsidiary of Ben LP, Beneficient Fiduciary Financial, L.L.C. (“BFF”) as the pilot trust company under the TEFFI legislation. A conditional trust charter was issued by the Kansas Bank Commissioner to a subsidiary of Ben LP on July 1, 2021. Under the pilot program, BFF will not be authorized to exercise its fiduciary powers as a TEFFI until the earlier of the date the Kansas Bank Commissioner promulgates applicable rules and regulations or December 31, 2021. The bill also permits the Kansas Bank Commissioner to request a six-month extension of the pilot program period, which could delay Beneficient’s permission to exercise its fiduciary powers under the charter until July 1, 2022. As a result, the directors of GWG Holdings who serve on the new TEFFI trust company Board of Directors resigned their membership, effective June 14, 2021, on GWG Holdings’ Board of Directors to devote their time to serving as directors of the Beneficient TEFFI trust company, which the Company believes is the highest and best use of their available time and skills and will support the development of the Beneficient TEFFI trust company and the successful execution of Beneficient’s business plan (Note 23).
•On June 28, 2021, DLP IV entered into a Third Amended and Restated Loan and Security Agreement with LNV Corporation (the “Third Amended Facility”) that resulted in a $52.5 million advance from LNV Corporation, or $51.2 million including certain fees and expenses incurred in connection with the entry into the Third Amended Facility (Note 23).
•On August 11, 2021, GWG DLP Funding VI, LLC, a Delaware limited liability company (“DLP VI”), entered into a Credit Agreement (the “NF Credit Agreement”) with each lender from time to time party thereto and National Founders LP, a Delaware limited partnership, as the administrative agent (the credit facility evidenced by such NF Credit Agreement, the “NF Credit Facility”) that resulted in a one-time $107.6 million advance with a scheduled maturity date of August 11, 2031 (Note 23). Approximately $56.7 million of such advanced amount was used to pay off the remaining amount due under the Third Amended Facility.
•On August 13, 2021, GWG Holdings, Ben LP, and BCH entered into a Term Sheet that contemplates a series of transactions which, if completed, will result in, among other things, (i) GWG Holdings receiving certain proposed enhancements to its investments in Beneficient; (ii) GWG Holdings no longer having the right to appoint directors of the board of directors of Beneficient Management; and (iii) Beneficient no longer being a consolidated subsidiary of GWG Holdings (Note 23).

•On September 7, 2021, DLP IV entered into a Fourth Amended and Restated Loan and Security Agreement with LNV Corporation, as lender, and CLMG Corp., as the administrative agent on behalf of the lenders under the agreement (the “Fourth Amended Facility”) that resulted in a $30.3 million advance from LNV Corporation, with such advance including amounts to cover certain fees and expenses incurred in connection with the entry into the Fourth Amended Facility (Note 23).
•An update on the current state of the Company and potential impact of the COVID-19 pandemic (Note 23).
Asset Diversification
As of December 31, 2020, we held a combined portfolio of assets consisting of 78% of fair value secondary life insurance policies and 22% of indirect interests in alternative assets held by certain of the ExAlt Trusts. The table presented below reflects classifications based on GWG Holdings’ and Beneficient’s current exposure types as of December 31, 2020 (dollar amounts in thousands). Additional information regarding the Collateral portfolio is available on its website at www.trustben.com. The information on Beneficient’s website is not part of, or incorporated by reference in, this report.

Exposure Type	Value	Percent of Total
Near-Duration Life Insurance Policies (1)	$329,277	32.5%
Intermediate-Duration Life Insurance Policies (1)	299,812	29.6%
Long-Duration Life Insurance Policies (1)	162,823	16.1%
Growth Stage Private (2)	72,887	7.2%
Late Stage Venture Backed (2)	54,144	5.3%
Corporate Buyouts (2)	34,235	3.4%
Early Stage Venture Backed (2)	31,483	3.1%
Other (2)	29,145	2.8%
Total	$1,013,806	100.0%
______________________________________________________
(1)Represents fair value of life insurance policies.
(2)Represents the net asset value (“NAV”) of the interests in alternative assets that provide cash flows, which comprise the Collateral of the ExAlt Loans, excluding the collateral exchanged in the Collateral Swap, which is eliminated in consolidation. These ExAlt Loans eliminate upon consolidation in the presentation of our consolidated financial statements NAV calculation reflects the most current report of NAV and other data received from firm/fund sponsors. If no such report has been received, Beneficient estimates NAV based upon the last NAV calculation reported by the investment manager and adjusts it for capital calls and distributions made in the intervening time frame.
The underlying exposure data represents GWG Holdings’ exposure to life insurance policies included in its portfolio and its exposure to the underlying Collateral of Beneficient’s loan portfolio to the ExAlt Trusts. Exposure type reflects classifications based on each company’s portfolio as determined by management. Figures are based on third-party information and other relevant information as determined by management. “Other” includes private debt strategies, natural resources strategies, and hedge funds. “Near-Term”, “Intermediate-Term”, and “Long-Term” life insurance policies represent policies with life expectancies between 0 – 47 months, 48 – 95 months, and 96 – 240 months, respectively.
The following sections contain information on each of the secondary life insurance assets and the interests in alternative assets held by certain of the ExAlt Trusts separately.

Secondary Life Insurance Assets
Our portfolio of life insurance policies, owned by GWG Holdings’ subsidiaries as of December 31, 2020, is summarized below:
Life Insurance Portfolio Summary

Total life insurance portfolio face value of policy benefits (in thousands)	$1,900,715
Average face value per policy (in thousands)	$1,797
Average face value per insured life (in thousands)	$1,943
Weighted average age of insured (years)	83.1
Weighted average life expectancy (LE) estimate (years)	6.9
Total number of policies	1,058
Number of unique lives	978
Demographics	74% Male; 26% Female
Number of smokers	40
Largest policy as % of total portfolio face value	0.7%
Average policy as % of total portfolio	0.1%
Average annual premium as % of face value	3.8%
Our portfolio of life insurance policies, owned by GWG Holdings’ subsidiaries as of December 31, 2020, organized by the insured’s current age and the associated number of policies and policy benefits, is summarized below:
Distribution of Policies and Policy Benefits by Current Age of Insured

				Percentage of Total
Min Age	Max Age	Number of Policies	Policy Benefits (in thousands)	Number of Policies	Policy Benefits	Weighted Average LE (Years)
63	69	42	$49,535	4.0%	2.6%	10.21
70	74	191	222,761	18.1%	11.7%	10.6
75	79	206	349,467	19.5%	18.4%	9.44
80	84	213	375,926	20.0%	19.7%	7.54
85	89	229	556,339	21.6%	29.3%	4.84
90	94	153	296,310	14.5%	15.6%	2.99
95	100	24	50,377	2.3%	2.7%	2.09
Total		1,058	$1,900,715	100.0%	100.0%	6.92

Our portfolio of life insurance policies, owned by GWG Holdings’ subsidiaries as of December 31, 2020, organized by the insured’s estimated life expectancy estimates and associated policy benefits, is summarized below:
Distribution of Policies by Current Life Expectancies of Insured

				Percentage of Total
Min LE (Months)	Max LE (Months)	Number of Policies	Policy Benefits (in thousands)	Number of Policies	Policy Benefits
0	47	300	$518,044	28.4%	27.3%
48	71	225	421,774	21.3%	22.2%
72	95	192	318,497	18.1%	16.8%
96	119	150	283,899	14.2%	14.9%
120	143	109	167,195	10.3%	8.8%
144	179	71	145,581	6.7%	7.7%
180	240	11	45,725	1.0%	2.3%
Total		1,058	$1,900,715	100.0%	100.0%
We rely on the payment of policy benefit claims by life insurance companies as a significant source of cash inflow. The life insurance assets we own represent obligations of third-party life insurance companies to pay the benefit amount under the policy upon the mortality of the insured. As a result, we manage this credit risk exposure by generally purchasing policies issued by insurance companies with investment-grade credit ratings from Standard & Poor’s, and diversifying our life insurance portfolio among a number of insurance companies.
The yield to maturity on bonds issued by life insurance carriers reflects, among other things, the credit risk (risk of default) of such insurance carrier. We follow the yields on certain publicly traded life insurance company bonds because this information is part of the data we consider when valuing our portfolio of life insurance policies for our financial statements.
The average yield to maturity of publicly traded life insurance company bonds data we consider as inputs to our life insurance portfolio valuation process was 1.15% as of December 31, 2020. We believe this average yield to maturity reflects, in part, the financial market’s judgment that credit risk is low with regard to these carriers’ financial obligations. The obligations of life insurance carriers to pay life insurance policy benefits ranks senior to all of their other financial obligations, including the senior bonds they issue. As of December 31, 2020, 96.3% of the face value benefits of our life insurance policies were issued by insurers having an investment-grade credit rating (BBB or better) by Standard & Poor’s.
As of December 31, 2020, our ten largest life insurance company credit exposures and the Standard & Poor’s credit rating of their respective financial strength and claims-paying ability is set forth below:
Distribution of Policy Benefits by Top 10 Insurance Companies

Rank	Policy Benefits (in thousands)	Percentage of Policy Benefit Amount	Insurance Company	Ins. Co. S&P Rating
1	$279,792	14.7%	John Hancock Life Insurance Company	AA-
2	212,879	11.2%	Lincoln National Life Insurance Company	AA-
3	200,936	10.6%	Equitable Life Insurance Company	A+
4	164,391	8.6%	Transamerica Life Insurance Company	A+
5	157,755	8.3%	Brighthouse Life Insurance Company	AA-
6	87,339	4.6%	American General Life Insurance Company	A+
7	84,998	4.5%	Pacific Life Insurance Company	AA-
8	67,376	3.5%	ReliaStar Life Insurance Company	A+
9	59,808	3.1%	Security Life of Denver Insurance Company	A+
10	57,153	3.0%	Protective Life Insurance Company	AA-
	$1,372,427	72.1%

ExAlt Trusts’ Investment in Alternative Assets
Beneficient’s primary operations, which commenced on September 1, 2017, consist of offering its liquidity and trust administration services to its customers, primarily through certain of Ben LP’s operating subsidiaries, Ben Liquidity (as defined below) and Ben Custody Admin (as defined below), respectively. Ben Liquidity offers simple, rapid and cost-effective liquidity products to its customers through the use of customized trust vehicles, the ExAlt Trusts, that facilitate the exchange of a customer’s alternative assets for consideration using a unique financing structure. A subsidiary of Ben Liquidity makes ExAlt Loans to certain of the ExAlt Trusts. Ben Liquidity generates interest and fee income earned in connection with such ExAlt Loans to certain of the ExAlt Trusts, which are collateralized by the cash flows from the exchanged alternative assets (the “Collateral”). Ben Custody Admin provides trust administration services to the trustees of certain of the ExAlt Trusts that own the exchanged alternative asset following a liquidity transaction for fees payable quarterly. The Collateral supports the repayment of the loans plus any related interest and fees. Since the ExAlt Trusts are consolidated, Ben LP’s operating subsidiary ExAlt Loans and interest and fee income are eliminated in the presentation of our consolidated financial statements.
The ExAlt Trusts’ investments in alternative assets are the source of the Collateral supporting the ExAlt Loans. These assets consist primarily of limited partnership interests in various alternative investments, including private equity funds. These alternative investments are valued using NAV as a practical expedient. Changes in the NAV of these investments are recorded in investment income, net in our consolidated statements of operations. The ExAlt Trusts’ investments in alternative assets provide the economic value creating the Collateral to the ExAlt Loans made in connection with each liquidity transaction.
The ExAlt Trusts held interests in alternative assets with a net asset value of $221.9 million and $342.0 million at December 31, 2020 and December 31, 2019, respectively. As of December 31, 2020, the ExAlt Trusts’ portfolio had exposure to 117 professionally managed alternative investment funds, comprised of 327 underlying investments, 91 percent of which are investments in private companies.
The portfolio of alternative assets, excluding the collateral exchanged in the Collateral Swap, which is eliminated in consolidation, covers the following industry sectors and geographic regions as of the dates shown below (dollar amounts in thousands):

			(As Restated)
	December 31, 2020		December 31, 2019
Industry Sector	Value	Percent of Total	Value	Percent of Total
Diversified Financials	$28,462	12.8%	$27,418	8.0%
Telecommunication Services	27,401	12.3%	27,059	7.9%
Food and Staples Retailing	24,450	11.0%	20,507	6.0%
Software and Services	23,310	10.5%	22,573	6.6%
Utilities	21,740	9.8%	15,733	4.6%
Semiconductors and Semiconductor Equipment	21,271	9.6%	14,658	4.3%
Not Applicable (e.g., Escrow, Earnouts)	18,138	8.2%	26,569	7.7%
Health Care Equipment and Services	14,682	6.6%	92,418	27.0%
Pharmaceuticals, Biotechnology and Life Sciences(1)	3,415	1.5%	52,202	15.3%
Other(1)	39,025	17.7%	42,875	12.6%
Total	$221,894	100.0%	$342,012	100.0%

			(As Restated)
	December 31, 2020		December 31, 2019
Geography	Value	Percent of Total	Value	Percent of Total
North America	$95,569	43.1%	$211,722	61.9%
Western Europe	50,219	22.6%	46,719	13.7%
Asia	36,436	16.4%	29,144	8.5%
Latin & South America	25,255	11.4%	22,377	6.5%
Other(2)	14,415	6.5%	32,050	9.4%
Total	$221,894	100.0%	$342,012	100.0%
_______________________________________________________________
(1)Industries in this category each comprise less than 5 percent as of December 31, 2020. Pharmaceuticals, Biotechnology and Life Sciences is shown separately as it comprised greater than 5 percent as of December 31, 2019.
(2)Locations in this category each comprise less than 5 percent.
Assets in the portfolio consist primarily of interests in alternative investment vehicles (also referred to as “funds”) that are managed by a group of U.S. and non-U.S. based alternative asset management firms that invest in a variety of financial markets and utilize a variety of investment strategies. The vintages of the funds in the portfolio as of December 31, 2020 ranged from 1993 to 2018.
As the ExAlt Trusts grow its portfolio, it will monitor the diversity of the portfolio through the use of concentration guidelines. These guidelines were established, and will be periodically updated, through a data driven approach based on asset type, fund manager, vintage of fund, industry segment and geography to manage portfolio risk. Beneficient will refer to these guidelines when making decisions about new financing opportunities; however, these guidelines will not restrict Beneficient from entering into financing opportunities that would result in Beneficient having exposure outside of its concentration guidelines. In addition, changes to the ExAlt Trusts’ portfolio may lag changes to the concentration guidelines. As such, the ExAlt Trusts’ portfolio may, at any given time, have exposures that are outside of its concentration guidelines to reflect, among other things, attractive financing opportunities, limited availability of assets, or other business reasons. Given the ExAlt Trusts’ limited operating history, the portfolio as of December 31, 2020 had exposure to certain alternative investment vehicles and investments in private companies that were outside of those guidelines.
Classifications by industry sector, exposure type and geography reflect classification of investments held in funds or companies held directly in the portfolio. Investments reflect the assets listed by the general partner of a fund as held by the fund and have a positive or negative net asset value. Typical assets include portfolio companies, limited partnership interests in other funds, and net other assets, which are a fund’s cash and other current assets minus liabilities. The underlying interests in alternative assets are primarily limited partnership interests, and the limited partnership agreements governing those interests generally include restrictions on disclosure of fund-level information, including fund names and company names in the funds.
Industry sector is based on Global Industry Classification Standard (GICS®) Level 2 classification (also known as “Industry Group”) of companies held in the portfolio by funds or directly, subject to certain adjustments by us. “Other” classification is not a GICS® classification. “Other” classification reflects companies in the GICS® classification categories of Automobiles & Components, Banks, Capital Goods, Commercial & Professional Services, Consumer Durables & Apparel, Consumer Services, Energy, Food, Beverage & Tobacco, Household & Personal Products, Insurance, Materials, Media & Entertainment, Real Estate, Retailing, Tech Hardware & Equipment, and Transportation. N/A includes investments assets that we have determined do not have an applicable GICS® Level 2 classification, such as Net Other Assets and investments that are not operating companies.
Investment exposure type reflects classifications based on each fund’s current investment strategy stage as determined by us. “Other” includes private debt strategies, natural resources strategies and hedge funds.
Geography reflects classifications determined by us based on each underlying investment. “Other” geography classification includes Israel, Australia, Northern Europe, and Eastern Europe.

Principal Revenue and Expense Items
During the years ended December 31, 2020 and 2019, we earned revenues from the following primary sources:
•Revenue Realized from Maturities of Life Insurance Policies. We recognize the difference between the face value of the policy benefits and carrying value when an insured event has occurred and determine that collection of the policy benefits is realizable and reasonably assured. Revenue from a transaction must meet both criteria in order to be recognized. We generally collect the face value of the life insurance policy from the insurance company within 45 days of our notification of the insured’s mortality, but this collection time varies depending on the insurance company and individual policy.
•Change in Fair Value of Life Insurance Policies. We value our life insurance portfolio investments for each reporting period in accordance with the fair value principles discussed herein, which reflects the expected receipt of policy benefits in future periods, net of premium costs, as shown in our consolidated financial statements.
•Investment Income. Includes the change in net asset value of the alternative assets held by certain of the ExAlt Trusts as well as the change in fair value of repurchase options issued by certain of the ExAlt Trusts.
•Interest Income. During the year ended December 31, 2019, and thus prior to the consolidation of Beneficient. interest income primarily included interest income on the Promissory Note and Commercial Loan Agreement. Interest earned on the Promissory Note and the Commercial Loan Agreement was eliminated in consolidation with Beneficient beginning January 1, 2020. As such, interest income during the year ended December 31, 2020 only includes interest earned from policy benefits receivable and cash held in banks.
•Other Income. Includes changes in the fair value of Beneficient’s investment in put options, L Bond redemption fees, and other miscellaneous income. Additionally, includes income totaling $36.3 million recognized during the second quarter of 2020 by Beneficient as a result of the forfeiture of vested equity-based compensation related to one former director of Beneficient.
During the years ended December 31, 2020 and 2019, our main components of expense are summarized below:
•Interest Expense. Includes interest incurred under the second amended and restated senior credit facility with LNV Corporation (as amended from time to time, “LNV Credit Facility”), as well as interest on GWG Holdings’ L Bonds, Seller Trust L Bonds and other outstanding indebtedness, including Beneficient’s debt due to related parties. When we issue debt, we amortize the financing costs (commissions and other fees) associated with such indebtedness over the outstanding term of the financing and classify it as interest expense.
•Employee Compensation and Benefits. Employee compensation and benefits includes salaries, bonuses and other incentives and costs of employee benefits. Also included are significant non-cash compensation expenses totaling $110.7 million related to Beneficient’s equity incentive plans for the year ended December 31, 2020.
•Selling, General and Administrative Expenses. We recognize and record expenses incurred in our business operations, including operations related to the purchasing and servicing of life insurance policies, the origination and servicing of ExAlt Loans and costs associated with trust administration. These expenses include legal and professional fees, sales, marketing, occupancy and other expenditures.
Additional components of our net earnings include:
•Earnings (Loss) from Equity Method Investment. Prior to the Investment and Exchange Agreements on December 31, 2019, we accounted for GWG Holdings’ investment in the common units of Ben LP (“Common Units”) using the equity method. Under this method, we recorded our share of the net earnings or losses attributable to holders of Common Units, on a one quarter lag, as a separate line on our consolidated statements of operations. We also account for GWG Holdings’ investment in FOXO as an equity method investment, which is also included in earnings (loss) from equity method investment in our consolidated statements of operations. We had losses of $7.3 million and $4.1 million from equity method investments during the years ended December 31, 2020 and 2019, respectively.
•Gain on Consolidation of Equity Method Investment. In conjunction with the consolidation of Beneficient on December 31, 2019, we remeasured our preexisting equity method investment to fair value, resulting in a gain due to the increase in the estimated fair value compared to our existing book value. The gain on consolidation of Beneficient on December 31, 2019 was $243.0 million. Refer to Note 4 to the consolidated financial statements for further information.
Results of Operations — 2020 Compared to 2019
The following is our analysis of the results of operations for the periods indicated below. This analysis should be read in conjunction with our consolidated financial statements and related notes (dollar values in thousands).

Net Income (Loss) Attributable to Common Shareholders
Net loss attributable to common shareholders was $168.5 million for 2020 compared to net income attributable to common shareholders of $70.5 million for 2019. The results of operations for 2020 reflect the consolidation of Beneficient compared to an equity method investment in 2019. The year ended December 31, 2020 includes significant non-cash equity based compensation expense of $110.7 million related to Beneficient’s equity incentive plans. The net income for 2019 was primarily driven by the net gain of $243.0 million realized upon consolidation of Beneficient. More details regarding revenue and expenses in 2020 compared to 2019 are included in the discussion below.
Revenue from Secondary Life Insurance

	Year Ended December 31,
	2020	2019
Revenue realized from maturities of life insurance policies	$86,923	$91,882
Revenue recognized from change in fair value of life insurance policies	34,114	49,015
Premiums and other annual fees	(71,439)	(65,577)
Gain on life insurance policies, net	$49,598	$75,320

Attribution of gain on life insurance policies, net:
Change in estimated probabilistic cash flows, net of premium and other annual fees paid	$(7,976)	$1,609
Net revenue recognized at maturity	57,574	69,122
Unrealized gain on acquisitions	—	6,921
Change in life expectancy evaluation	—	(2,332)
Gain on life insurance policies, net	$49,598	$75,320

Number of policies acquired	—	83
Face value of purchases	$—	$97,316
Purchases (initial cost basis)	$—	$32,356
Unrealized gain on acquisition (% of face value)	—%	7.1%

Number of policies matured	92	78
Face value of matured policies	$125,109	$125,148
Net revenue recognized at maturity event (% of face value matured)	46.0%	55.2%
Revenue from changes in estimated probabilistic cash flows, net of premiums paid, was a charge of $8.0 million in 2020 compared to a credit of $1.6 million in 2019. The decrease of $25.7 million in gain on life insurance policies for the year ended December 31, 2020, over the comparable prior year period, was driven by a combination of no gain on policy acquisitions, maturities of life insurance policies with a higher cumulative cost basis, and higher premiums paid.
The Company did not purchase any life insurance policies during 2020. The face value of policies purchased in 2019 was $97.3 million. The resulting unrealized gain on acquisition was $6.9 million in 2019. The absence of an unrealized gain on acquisition in the current period is the result of a strategic decision to significantly reduce capital allocated to purchasing additional life insurance policies through the secondary market and to increase capital allocated toward providing liquidity to a broader range of alternative assets, primarily through additional investments in Beneficient. On December 31, 2019, GWG

Holdings obtained the right to appoint a majority of the board of directors of the general partner of Ben LP. As a result of this change-of-control event, we reported the results of Ben LP and its subsidiaries on a consolidated basis beginning on the transaction date of December 31, 2019. We believe that Beneficient’s operations will generally produce higher risk-adjusted returns than those we can achieve from life insurance policies acquired in the secondary market; however, returns on equity in life settlements, especially with the current availability of financings on favorable terms, appear to be an attractive option to diversify our exposure to alternative assets, and we have begun exploring the feasibility of acquiring such policies. Furthermore, although we believe that our portfolio of life insurance policies is a meaningful component of a growing diversified alternative asset portfolio, we continue to explore strategic alternatives for our life insurance portfolio aimed at maximizing its value, including a possible sale, refinancing, recapitalization, partnership, reinsurance guarantees, life insurance operations or other transactions involving of our life insurance portfolio, as well as pursuing other alternatives to increase our exposure to alternative assets.
The face value of matured policies was $125.1 million for each period presented. The net revenue recognized at maturity was $57.6 million and $69.1 million, respectively, reflecting a decrease in revenue attributable to maturity events of $11.5 million primarily from maturities of policies with a higher cumulative cost basis in 2020 compared to 2019.
There were no net revenue charges from change in life expectancy evaluation in 2020 compared to a charge of $2.3 million in 2019. The resulting net revenue increase of $2.3 million primarily resulted from refinement of life expectancy data that occurred during 2019 that were nonrecurring in 2020.
Investment Income, Interest Income and Other Income (in thousands)

	Year Ended December 31,
	2020	2019	Increase/(Decrease)
Investment income	$44,106	$—	$44,106
Interest income	1,594	15,646	(14,052)
Other income	29,073	1,310	27,763
Total	$74,773	$16,956	$57,817
Investment income was added as result of the consolidation of Beneficient on December 31, 2019. Investment income was $44.1 million during the year ended December 31, 2020, and is comprised of $17.6 million decrease in net asset value of the alternative assets held by certain of the ExAlt Trusts and $61.7 million increase in fair value of repurchase options issued by certain of the ExAlt Trusts.
Interest income decreased $14.1 million during the year ended December 31, 2020, compared to the same period in 2019, primarily due to the consolidation of Beneficient, which eliminated interest earned on the Promissory Note and Commercial Loan Agreement beginning January 1, 2020. Interest income on the Promissory Note entered into on May 31, 2019, was $2.2 million during 2019. Interest income earned on the commercial loan between GWG Life and Beneficient was $11.3 million during the year ended December 31, 2019. Interest income recognized during the year ended December 31, 2020 and 2019, also includes interest earned from policy benefits receivable and cash held in banks, which in the aggregate was $1.3 million and $2.1 million, respectively. The decrease was driven by lower average cash balances and slightly lower interest rates in 2020 compared to 2019.
Other income increased during the year ended December 31, 2020 compared to the same period in 2019. Other income for the year ended 2020 includes $36.3 million of income recognized during the second quarter of 2020 by Beneficient as a result of the forfeiture of vested equity-based compensation related to one former director of Beneficient. A substantial majority of the former director’s equity-based compensation units were fully vested, and the related expense was recorded in prior periods. This income was offset by a $7.8 million decrease to the fair value of Beneficient’s put options during 2020. Other income during the year ended December 31, 2019, includes L Bond early redemption fees and other miscellaneous income from legacy initiatives of GWG Holdings.

Interest and Operating Expenses (in thousands)

	Year Ended December 31,
	2020	2019	Increase/ (Decrease)
Interest expense (including amortization of deferred financing costs)	$154,616	$114,844	$39,772
Employee compensation and benefits	146,363	28,309	118,054
Legal and professional fees	30,075	12,824	17,251
Other expenses	18,227	15,896	2,331
Total expenses	$349,281	$171,873	$177,408
Interest expense, including amortization of deferred financing costs, increased $39.8 million during the year ended December 31, 2020 compared to the same period in 2019. The increase in interest expense was primarily due to the increase in the average outstanding L Bonds in 2020 compared to 2019, contributing $26.5 million of increased interest expense, including amortization of deferred financing costs. Also, the consolidation of Beneficient beginning December 31, 2019, increased interest expense by $11.3 million for the year ended December 31, 2020 compared to the same period in 2019, related to Beneficient’s debt due to related parties. Additionally, $3.8 million of increased interest expense, including amortization of deferred financing costs, during the year ended December 31, 2020, compared to the same period in 2019, was due to increased interest paid on the LNV Credit Facility associated with a higher average principal balance outstanding. Finally, these increases were partially offset by a $1.8 million decrease in interest expense on Seller Trusts L Bonds related to the portion of Seller Trust L Bonds eliminated as of September 30, 2020 as a result of the Collateral Swap discussed in Note 1 to the consolidated financial statements.
The increase in employee compensation and benefits in 2020 compared to 2019 was primarily related to the consolidation of Beneficient on December 31, 2019. Specifically, the Company recognized $110.7 million of equity-based compensation expense during the year ended December 31, 2020, related to Beneficient’s equity incentive plans. Beneficient’s Board of Directors adopted the equity incentive plans in 2018 and 2019 and approved the granting of equity incentive awards during the second quarter of 2019 to certain directors and in the first quarter of 2020 to certain employees. Awards are generally subject to service-based vesting over a multi-year period from the recipient’s date of hire, though some awards fully vested upon the grant date. As of December 31, 2020, over 78% of the awards granted under Beneficient’s equity incentive plans had vested.
Expense associated with these awards is based on the fair value of the equity on the date of grant. As Ben LP’s equity is not publicly traded, the fair value of the equity awards is estimated on the grant date using the most recent valuation received from a reputable third-party valuation firm, which provides the Company with observable fair value information sufficient for estimating the grant date fair value.
In addition to Beneficient’s equity-based compensation expense, we recognized additional retention, severance and other costs in the first quarter of 2020 related to the relocation of GWG Holdings’ principal offices from Minneapolis to Dallas in late 2019.
The increase in legal and professional fees in 2020 compared to 2019 is primarily the result of the consolidation of Beneficient on December 31, 2019, which added $19.0 million of legal and professional fees during the year ended December 31, 2020. The increase attributable to the consolidation of Beneficient was partially offset by lower consulting fees during 2020, compared to 2019.
The increase in other expenses during the year ended December 31, 2020 compared to the same period of 2019, is primarily the result of the consolidation of Beneficient on December 31, 2019, which added $7.6 million of other expenses during 2020. These increases were partially offset by lower business insurance, contract labor and other operating expenses of GWG Holdings and subsidiaries during the comparable periods.
FOXO Initiatives
During 2019, we incurred $5.5 million of expenses related to the development of intellectual property surrounding advanced epigenetic testing technology. These expenses were included in the loss from our equity method investment in FOXO during 2020.

On November 13, 2020, FOXO BioScience LLC converted to a corporation and is now known as FOXO Technologies Inc. GWG’s previous membership interest in the LLC converted to preferred equity in FOXO. We believe that as a separate entity (rather than as a small subsidiary of a large financial services holding company), the FOXO businesses can reach their maximum potential in terms of marketing and branding, attraction of talent, appropriate peer group comparisons and, ultimately, return to its owners. We expect FOXO’s costs to increase in the future, which will affect our consolidated earnings through our earnings (loss) from equity method investment. Under GWG Holdings’ subscription agreement with FOXO, we are obligated to invest approximately $20.0 million in FOXO over a two year period ending in October 2021, of which $16.2 million has been funded through December 31, 2020.
Income Taxes
We realized $16.4 million in income tax benefit and $71.9 million in income tax expense for the years ended December 31, 2020 and 2019, respectively, which resulted in effective tax rates of 7.9% and 34.8%, compared to the statutory federal income tax rate of 21.0% for both periods.
The following table provides a reconciliation of our income tax expense (benefit) at the statutory federal income tax rate to our actual income tax expense (in thousands):

	Year Ended December 31,
	2020		2019
			(As Restated)
Statutory federal income tax (benefit)	$(43,339)	21.0%	$33,449	21.0%
State income taxes (benefit), net of federal benefit	(2,995)	1.5%	12,962	8.1%
Change in valuation allowance	20,688	(10.0)%	25,547	5.8%
Noncontrolling interest	7,718	(3.7)%	—	—%
Other permanent differences, net	1,538	(0.9)%	(93)	(0.1)%
Total income tax expense (benefit)	$(16,390)	7.9%	$71,865	34.8%
The most significant temporary differences between GAAP net income (loss) and taxable net income (loss) are the treatment of interest costs, policy premiums and servicing costs with respect to the acquisition and maintenance of the life insurance policies and revenue recognition with respect to the fair value of the life insurance portfolio.
As of both December 31, 2020 and 2019, valuation allowances were recorded against the total amount of non-permanent deferred tax assets. Indefinite-lived deferred tax assets of $2.8 million in 2020 were comprised of an interest expense limitation under Internal Revenue Code Section 163(j) and the tax-effected net operating loss (“NOL”) created beginning in 2019.
At December 31, 2020, we had federal NOL carryforwards of $58.0 million resulting in related deferred tax assets of $12.2 million, and state NOL carryforwards of $24.3 million resulting in related deferred tax assets of $1.9 million. At December 31, 2019, we had federal NOL carryforwards of $29.7 million resulting in related deferred tax assets of $6.2 million, and state NOL carryforwards of $29.6 million resulting in related deferred tax assets of $2.3 million. The NOL carryforwards subject to expiration (i.e., those generated prior to 2018) will begin to expire in 2031. Future utilization of NOL carryforwards is subject to limitations under Section 382 of the Internal Revenue Code. This section generally relates to a more than 50 percent change in ownership over a three-year period. As a result of the Exchange Transaction, a change in ownership for tax purposes only has occurred as of December 28, 2018. As such, the annual utilization of our net operating losses generated prior to the ownership change is limited. However, net unrealized built-in gains on our life insurance policies result in an increase in the Section 382 limit over the five-year recognition period, which resulted in $0.5 million of current tax liability in 2020 and a nominal amount in 2019.
After the change-of-control transaction with Ben LP on December 31, 2019, GWG Holdings moved its headquarters from Minnesota to Texas. This move resulted in a change in the state deferred tax rate from 9.8% to 0%. In the third quarter 2020, GWG Holdings was allocated a gain from its investment in Ben LP. The tax effects of these items were recorded as discrete items.
The Company currently records a valuation allowance against its deferred tax assets that cannot be realized by the future reversal of existing temporary differences. Due to the uncertain timing of the reversal of certain of these temporary differences associated with the constraint described below, they cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore, the vast majority of the deferred tax liability cannot be utilized in determining the realizability of the deferred tax assets. Due to a prior deemed ownership change, net operating loss carryforwards are subject to Section 382 of the Internal Revenue Code.
The Company reassessed its valuation allowance during the third quarter of 2020 and determined it will no longer utilize the reversal of a temporary difference related to GWG Holdings’ preferred equity ownership in Ben LP, until such time as the preferred equity is no longer constrained, as a source of income to realize existing deferred tax assets related to the net operating loss and Internal Revenue Code Section 163(j) limitations. As a result, we recorded a large net deferred tax liability as of December 31, 2020. The effects of the reassessment of the valuation allowance on the deferred tax liability as of December 31, 2019 are reflected in Note 21 to the consolidated financial statements. The net deferred tax liability as of December 31, 2020 is specifically related to GWG Life’s investment in the Preferred Series A Subclass 1 Unit Accounts described in Note 1 to the consolidated financial statements. The disposition of this investment is constrained by the Pledge and Security Agreement in favor of the holders of the L Bonds of GWG Holdings. As such, the timing of recognition of the necessary taxable income related to this investment and the future reversal of this temporary difference cannot be predicted.
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
Revenue and Earnings before Tax by Reportable Segment — 2020 Compared to 2019
We have two reportable segments: 1) Beneficient and 2) Secondary Life Insurance. Corporate & Other includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, and management and administrative services to support the overall operations of the Company and GWG Holdings’ equity method investment in FOXO.
Comparison of revenue by reportable segment for the periods indicated (in thousands):

	Year Ended December 31,
Revenue:	2020	2019	Increase/ (Decrease)
Secondary Life Insurance	$51,359	$78,002	$(26,643)
Beneficient	72,950	13,738	59,212
Corporate & Other	62	536	(474)
Total	$124,371	$92,276	$32,095
The primary drivers of the changes from 2019 to 2020 were as follows:
•Secondary Life Insurance revenue decreased by $26.6 million for the year ended December 31, 2020, over the comparable period in 2019 primarily as a result of a $25.7 million decrease in gain on life insurance policies driven by a combination of no gain on policy acquisitions, maturities of life insurance policies with a higher cumulative cost basis, and higher premiums paid. Also contributing to the decrease in the Secondary Life Insurance segment revenues was a decrease of $0.9 million in interest and other miscellaneous income during 2020 compared to 2019.
•Beneficient segment revenue for the year ended December 31, 2020, represents the consolidated operations of Beneficient, compared to an equity method investment in Beneficient during the same period in 2019. As such, the year ended 2020 includes $61.7 million of investment income recognized related to repurchase options issued by certain of the ExAlt Trusts and a $17.6 million downward adjustment to NAV of alternative assets held by certain of the ExAlt Trusts, which are consolidated subsidiaries of Ben LP, whereas the year ended 2019 primarily includes

$11.3 million of interest income on the Commercial Loan between GWG Life and Ben LP and $2.2 million of interest income on the Promissory Note between GWG Life and the ExAlt Trusts, both of which were eliminated in consolidation beginning December 31, 2019. Additionally, there was $36.3 million of income recognized during the second quarter by Beneficient as a result of the forfeiture of vested equity-based compensation related to one former director of Beneficient. A substantial majority of the former director’s equity-based compensation units were fully vested, and the related expense was recorded in prior periods. Finally, this was offset by a $7.8 million decrease to the fair value of Beneficient’s put options during 2020.
•Corporate & Other revenue was de minimis during the year ended December 31, 2020. The year ended 2019 includes minimal revenue related to a legacy merchant cash advance subsidiary of GWG Holdings. GWG Holdings no longer participates in the merchant cash advance industry.
Comparison of earnings (loss) before tax by reportable segment for the periods indicated (in thousands):

	Year Ended December 31,
Segment Earnings (Loss) Before Tax(1)	2020	2019	Increase/ (Decrease)
		(As Restated)
Secondary Life Insurance	$(59,684)	$(27,694)	$(31,990)
Beneficient(1)	(139,575)	222,443	(362,018)
Corporate & Other(2)	(32,970)	(35,470)	2,500
Total	$(232,229)	$159,279	$(391,508)
__________________________________
(1)Includes earnings from equity method investments and gain on consolidation of equity method investments for the year ended December 31, 2019, as presented in our consolidated statements of operations, related to GWG Holdings’ equity method investment in Beneficient prior to December 31, 2019.
(2)Includes loss from equity method investments for the year ended December 31, 2020, as presented in our consolidated statements of operations, related to GWG Holdings’ investment in FOXO.
The primary drivers of the changes in earnings (loss) before tax for the year ended December 31, 2020, compared to the same period of 2019 were as follows:
•Secondary Life Insurance loss before tax increased by $32.0 million as a result of the following:
•$25.7 million decrease in the gain on life insurance policies, net as described above in the revenue discussion; and
•$14.2 million increase in interest expense as a result of higher average debt outstanding; partially offset by
•A decrease in operating expenses of $8.9 million, primarily resulting from lower employee compensation and benefits, lower business insurance costs, and lower legal fees.
•Beneficient segment experienced a net loss of $139.6 million in 2020 compared to earnings of $222.4 million in 2019, primarily due to the consolidation of Beneficient on December 31, 2019. During 2019, we accounted for Beneficient using the equity method on a one-quarter lag, and the amount reported represents our proportionate share of the losses of Beneficient for the period presented. The one-quarter lag was discontinued with the consolidation of Beneficient on December 31, 2019. The consolidation of Beneficient resulted in a net gain of $243.0 million related to the remeasurement to fair value of GWG Holdings’ preexisting equity method investment in Beneficient. The loss of Beneficient for the year ended December 31, 2020, was primarily driven by $107.8 million of non-cash charges for equity incentive compensation. During the year ended December 31, 2020, Beneficient’s losses were partially offset by $36.3 million of income recognized as a result of the forfeiture of vested equity-based compensation related to one former director of Beneficient as described in the revenue comparison discussion above.
•Corporate and Other operating loss was lower during December 31, 2020, compared to 2019, primarily due to lower legal and consulting fees as we incurred higher fees in 2019 as a result of the Beneficient transactions.

Liquidity and Capital Resources
As of December 31, 2020 and 2019, we had approximately $124.2 million and $115.8 million, respectively, in combined available cash, cash equivalents, and restricted cash. We generated net losses from operations for the years ended December 31, 2020 and 2019 totaling $208.5 million and $151.5 million. As of October 15, 2021, we had approximately $54.3 million in combined available cash, cash equivalents, and restricted cash. Besides funding operating expenditures, we are obligated to pay other items such as interest payments and debt maturities, and preferred stock dividends and redemptions.

We have historically financed our businesses primarily through a combination of L Bond sales, preferred stock sales, the LNV Credit Facility, and the NF Credit Facility. We have also financed our business through proceeds from life insurance policy benefit receipts, cash distributions from the ExAlt Trusts’ alternative asset portfolio, dividends and interest on investments, and Beneficient’s debt due to related parties. We have traditionally used proceeds from these sources for policy acquisition, policy premiums and servicing costs, working capital and financing expenditures including paying principal, interest and dividends. We have also used proceeds to allocate capital to Beneficient; however, if Ben LP becomes an independent company per the Term Sheet discussed in the “Recent Developments” section above, the Company expects that Ben LP would reduce its reliance on GWG Holdings to fund its operations and would raise future capital from other sources. Ben LP’s capital raising efforts and participation in liquidity transactions may include the issuance of equity or debt of Ben LP or one of its subsidiaries, and the newly issued securities may be dilutive to GWG Holdings’ and GWG Life’s investments in Ben LP and BCH and may include preferential terms relative to GWG Holdings’ and GWG Life’s investments in Ben LP and BCH, as applicable.
We currently fund our business primarily with debt that generally has a shorter duration than the duration of our long-term assets. The resulting asset/liability mismatch can result in a liquidity shortfall if we are unable to renew maturing short term debt or secure suitable additional financing. In such a situation, we could be forced to sell assets at less than optimal (distressed) prices. Substantially all of our life insurance policies are pledged as collateral under the LNV Credit Facility and the NF Credit Facility and we would not be able to dispose of them without compliance with the terms of those credit facilities. We heavily rely on GWG Holdings’ L Bond offering to fund our business operations, including, among other things, interest and principal payments on the existing L Bonds and capital allocations to Beneficient. We temporarily suspended the offering of GWG Holdings’ L Bonds, commencing April 16, 2021, as a result of our delay in filing certain periodic reports with the SEC, including this 2020 Form 10-K, and were required to seek alternative sources of capital.
As a result of the suspension of GWG Holdings’ L Bond offering, on June 28, 2021 (as described in more detail above), we pledged additional life insurance policies as collateral and received an additional advance of $51.2 million under the Third Amended Facility. Subsequently, on August 11 2021, we entered into the NF Credit Agreement (as described in more detail above and in Note 23 to the accompanying audited consolidated financial statements) and received a one-time advance of $107.6 million. Approximately $56.7 million of such advanced amount was used to pay off the remaining amount due, including interest and penalties, under the Third Amended Facility and the additional pledged life insurance policies used as collateral for the Third Amended Facility were released and pledged under the NF Credit Facility. Further, on September 7, 2021, DLP IV entered into the Fourth Amended Facility, that replaced the aforementioned Third Amended Facility. The Fourth Amended Facility resulted in an additional advance of $30.3 million from LNV Corporation, with no additional pledged collateral.
Primarily due to the current suspension of GWG Holdings’ L Bond offering, the Company may require additional capital to continue its operations over the next twelve months if our ability to sell L Bonds dissipates, or if we are forced to suspend the L Bond offering. However, the Company may not be able to obtain additional borrowings under existing debt facilities or new borrowings with other third-party lenders. To the extent that GWG Holdings or its subsidiaries raise additional capital through the future issuance of debt, the terms of those debt securities may include terms that adversely affect the rights of our existing debt and/or equity holders or involve negative covenants that restrict GWG Holdings’ ability to take specific actions, such as incurring additional debt or making additional investments in growing the operations of the Company. If GWG Holdings is unable to fund its operations and other obligations, or defaults on its debt, then the Company will be required to either i) sell assets to provide sufficient funding, ii) exercise our right to decline requests for early L Bond redemptions or redemptions of preferred stock, or iii) to raise additional capital through the sale of equity and the ownership interest of our equity holders may be diluted. Substantially all of our life insurance policies are pledged as collateral under the LNV Credit Facility and the NF Credit Facility and we would not be able to dispose of them without compliance with the terms of those credit facilities.

We anticipate recommencing the offering of GWG Holdings’ L Bonds once we become current with our filing obligations and satisfy applicable NASDAQ listing requirements. Once we become current with our filing obligations with respect to the L Bonds, we may be limited in the origination channels in which we sell our L Bonds in the event that we are unable to meet the applicable NASDAQ listing requirements in a timely manner, which could result in the L Bonds no longer being “covered securities” for federal securities law purposes which would subject the offer and sale of L Bonds to potentially extensive state “blue sky” securities law requirements. If for any reason we are forced to suspend GWG Holdings’ L Bond offering, are limited in our origination channels in which we sell our L Bonds, or demand for GWG Holdings’ L bonds dissipates, our business would be adversely impacted and our ability to service and repay our debt obligations, much of which is short term, would be compromised, thereby negatively affecting our business prospects and viability.
We had $97.4 million borrowing base capacity, excluding any potential capacity for premiums and servicing costs, under the LNV Credit Facility as of December 31, 2020. Additional future borrowing base capacity for premiums and servicing costs, created as the premiums and servicing costs of pledged life insurance policies become due and by additional policy pledges to the facility, if any, exists under the LNV Credit Facility at the sole discretion of the lender. The LNV Credit Facility has certain financial and nonfinancial covenants, and we were in compliance with these debt covenants as of December 31, 2020, and December 31, 2019, and continue to be so as of the filing date of this report. Subsequent to December 31, 2020, we received additional advances through amendments to the LNV Credit Facility and entered in to the NF Credit Facility (as described in more detail above and in Note 23 to the accompanying audited consolidated financial statements).
Beneficient is obligated to make debt payments totaling $74.5 million on certain outstanding borrowings through May 30, 2022 under the terms of the Amendment No. 1 to the Second Amended and Restated Credit Agreements as discussed further in Note 23 to the accompanying audited consolidated financial statements. Primarily due to both the forthcoming debt payments under the Credit Agreement and Second Lien Credit Agreement and the anticipated deconsolidation of Beneficient from GWG Holdings, as discussed previously and in Note 23 to the accompanying audited consolidated financial statements, which is expected to result in reduced reliance by Beneficient on GWG Holdings to fund its operations, Beneficient will require additional liquidity to continue its operations over the next twelve months. We expect Beneficient to satisfy these obligations and fund its operations through anticipated operating cash flows, proceeds from distributions on the alternative assets portfolio, additional investments into Beneficient by GWG Holdings and/or other parties and, potentially refinancing with other third-party lenders some or all of the existing borrowings due prior to their maturity. Beneficient is currently in the process of raising additional equity, which is anticipated to close during the fourth quarter of 2021 and/or the first quarter of 2022.

Beneficient may not be able to refinance or obtain additional financing on terms favorable to the Company, or at all. To the extent that Beneficient raises additional capital through the future sale of equity or debt, the ownership interest of its existing equity holders may be diluted. The terms of these future equity or debt securities may include liquidation or other preferences that adversely affect the rights of its existing equity unitholders or involve negative covenants that restrict Beneficient’s ability to take specific actions, such as incurring additional debt or making additional investments in growing its operations. If Beneficient defaults on these borrowings, then it will be required to either i) sell assets to repay these loans or ii) to raise additional capital through the sale of equity and the ownership interest of our equity holders may be diluted. Moreover, if Beneficient were to sell assets to avoid a default of these borrowings, then the price at which Beneficient sold such assets may not reflect the carrying value of those assets as reflected in our consolidated financial statements, especially in the event of a bulk or distressed sale.
As noted in the “Results of Operations” section above, on November 11, 2019, GWG Holdings contributed the common stock and membership interests of its then wholly-owned FOXO Labs and FOXO Life subsidiaries to FOXO in exchange for a membership interest in the entity. On November 13, 2020, FOXO BioScience LLC converted to a corporation and is now known as FOXO Technologies Inc. With the corporate conversion, GWG Holdings’ previous membership interest in the LLC converted to preferred equity. GWG Holdings has contributed $16.2 million in cash to FOXO through December 31, 2020, and is committed to contribute an additional $3.8 million to the entity through October 2021, all of which was contributed by such date.

The potential NASDAQ delisting and our current inability to sell L Bonds as discussed above, in combination with significant recurring losses from operations, negative cash flows from operations, delays in executing our business plans, and any potential negative outcome from the ongoing SEC investigation discussed elsewhere in this Form 10-K, raise substantial doubt about our ability to continue as a going concern for the next 12 months following the filing of this Form 10-K.

Financings Summary
We had the following outstanding debt balances as of December 31, 2020 and 2019, with the following weighted average interest rate as calculated for the years ended December 31, 2020 and 2019 (dollars in thousands):

	December 31, 2020		December 31, 2019
Issuer/Borrower	Principal Amount Outstanding	Weighted Average Interest Rate	Principal Amount Outstanding	Weighted Average Interest Rate
GWG DLP Funding IV, LLC – LNV senior credit facility	$202,611	9.12%	$184,586	9.57%
GWG Holdings, Inc. – L Bonds	1,277,881	7.21%	948,128	7.15%
GWG Holdings, Inc. – Seller Trust L Bonds	272,104	7.50%	366,892	7.50%
Beneficient – Debt due to related parties	77,176	6.50%	152,199	4.59%
Total	$1,829,772	7.43%	$1,651,805	7.26%
The table below reconciles the face amount of our outstanding debt to the carrying value shown on our balance sheets (dollars in thousands):

	December 31, 2020	December 31, 2019
Senior credit facility with LNV Corporation
Face amount outstanding	$202,611	$184,586
Unamortized deferred financing costs	(8,881)	(10,196)
Carrying amount	$193,730	$174,390

L Bonds and Seller Trust L Bonds:
Face amount outstanding	$1,549,985	$1,315,020
Subscriptions in process	17,978	15,839
Unamortized selling costs	(48,957)	(37,329)
Carrying amount	$1,519,006	$1,293,530

Debt due to related parties:
Face amount outstanding	$77,176	$152,199
Unamortized premium (discount)	(916)	887
Carrying amount	$76,260	$153,086
In January 2015, GWG Holdings began publicly offering up to $1.0 billion of L Bonds as a follow-on to our earlier $250.0 million public debt offering. In January 2018, GWG Holdings began publicly offering up to $1.0 billion L Bonds as a follow-on to GWG Holdings’ earlier L Bond offering.

On June 3, 2020, a registration statement relating to an additional public offering was declared effective permitting us to sell up to $2.0 billion in principal amount of L Bonds on a continuous basis through June 2023. These bonds contain the same terms and features as our previous offerings. We have raised $231.2 million under this offering since it was declared effective.
Through December 31, 2020, the total amount of L Bonds sold under all offerings, including renewals, was $2.1 billion. As of December 31, 2020 and 2019, we had approximately $1.3 billion and $0.9 billion, respectively, in principal amount of L Bonds outstanding (exclusive of Seller Trust L Bonds).
On August 10, 2018, GWG Holdings, GWG Life and the Bank of Utah, as trustee, entered into the L Bond Supplemental Indenture to the Amended and Restated Indenture. GWG Holdings entered into the L Bond Supplemental Indenture to add and modify certain provisions of the Amended and Restated Indenture necessary to provide for the issuance of the Seller Trust L Bonds. GWG Holdings issued Seller Trust L Bonds in the amount of $366.9 million to the Seller Trusts in connection with the Exchange Transaction. As a result of the Collateral Swap discussed in Note 1 to the consolidated financial statements, $94.8 million of the Seller Trust L Bonds are eliminated upon consolidation. The maturity date of the Seller Trust

L Bonds is August 9, 2023. The Seller Trust L Bonds bear interest at 7.5% per annum. Interest is payable monthly in cash (see Note 10 to the accompanying audited consolidated financial statements). The Amended and Restated Indenture was subsequently amended on December 31, 2019, primarily to modify the calculation of the Debt Coverage Ratio in the Indenture to provide GWG Holdings with the ability to incur indebtedness (directly or through a subsidiary of GWG Holdings) that is payable in capital stock of GWG Holdings or mandatorily convertible into or exchangeable for capital stock of GWG Holdings that would be excluded from the calculation of the Debt Coverage Ratio. On December 31, 2020, we entered into the Liquidity Bond Supplemental Indenture to add and modify certain provisions of the Amended and Restated Indenture necessary to provide for the issuance of the Liquidity Bonds in a principal amount of up to $1.0 billion.
The weighted-average interest rate of GWG Holdings’ outstanding L Bonds (excluding the Seller Trust L Bonds) as of December 31, 2020 and 2019, was 7.21% and 7.15%, respectively, and the weighted-average maturity at those dates was 3.19 and 3.21 years, respectively. GWG Holdings’ L Bonds (other than the Seller Trust L Bonds and the Liquidity Bonds) have renewal features. Since we first issued GWG Holdings’ L Bonds, we have experienced $768.7 million in maturities, of which $406.3 million has renewed through December 31, 2020, for an additional term. This renewal activity has provided us with an aggregate renewal rate of approximately 52.9% for investments in these securities.
Future contractual maturities of L Bonds (including the Seller Trust L Bonds and Liquidity Bonds) at December 31, 2020 are as follows (in thousands):

Years Ending December 31,
2021(1)	$463,686
2022	293,038
2023	191,446
2024	121,105
2025	167,433
Thereafter	313,277
$1,549,985
__________________________________
(1)As of December 31, 2020, we had approximately $366.9 million in principal amount of Seller Trust L Bonds outstanding, of which $94.8 million are held by the ExAlt Trusts and are eliminated in consolidation. Accordingly, the net of these amounts, $272.1 million, is presented in the table above. As the second anniversary of the Final Closing Date has passed, the holders of the Seller Trust L Bonds now have the right to cause GWG Holdings to repurchase, in whole but not in part, the Seller Trust L Bonds held by such holder within 45 days. As such, while the maturity date of the Seller Trust L Bonds is in August 2023, their contractual maturity is reflected in 2021, as that is the period in which they could become payable. The repurchase may be paid, at GWG Holdings’ option, in the form of cash, and/or a pro rata portion of (i) the outstanding principal amount and accrued and unpaid interest under the Commercial Loan Agreement, and (ii) Common Units, or a combination of cash and such property.
The L Bonds (including the Seller Trust L Bonds and Liquidity Bonds) are secured by all of our assets and are subordinate to the LNV Credit Facility and the NF Credit Facility.
On September 27, 2017, we entered into a $300 million amended and restated senior credit facility with LNV Corporation in which DLP IV is the borrower. As of December 31, 2020, we had approximately $202.6 million outstanding under the senior credit facility. On November 1, 2019, we entered into the LNV Credit Facility, which replaced the prior agreement governing the facility. A description of the agreement governing the LNV Credit Facility is set forth below under the caption “Amendment of Credit Facility with LNV Corporation.” We intend to use the proceeds from this facility to maintain our portfolio of life insurance policies, for liquidity and for general corporate purposes.
Beneficient had borrowings with an aggregate carrying value of $76.3 million and $153.1 million as of December 31, 2020, and December 31, 2019, respectively. This aggregate outstanding balance includes a first lien credit agreement and a second lien credit agreement with respective balances, including accrued interest, of $2.3 million and $72.3 million at December 31, 2020, and $77.5 million and $72.2 million as of December 31, 2019, respectively. These amounts exclude an unamortized discount of $0.9 million as of December 31, 2020, and an unamortized premium of $0.9 million as of December 31, 2019. Both credit agreements were amended and restated on August 13, 2020, which extended the maturity for both to April 10,

2021, as discussed in detail in Note 10 to the consolidated financial statements. In accordance with the terms of the Second Amendments, both loans accrue interest at a rate of 1-month LIBOR plus 8.0%, with a maximum rate of 9.5%. Prior to the Second Amendments, both loans accrued interest at a rate of 1-month LIBOR plus 3.95%, compounded daily. On March 10, 2021, and again on June 28, 2021, Beneficient executed amendments to both credit agreements that, among other items, extended the maturity for both agreements to May 30, 2022, as discussed in more detail in Note 23 to the consolidated financial statements. These loans are not currently guaranteed by GWG Holdings or GWG Life.
Beneficient has additional borrowings maturing in 2023 and 2024 with an aggregate principal balance outstanding, including accrued interest, of $2.6 million and $2.5 million as of December 31, 2020 and December 31, 2019, respectively.
Future contractual maturities of Beneficient’s debt due to related parties as of December 31, 2020 are as follows (in thousands):

Years Ending December 31,
2021	$74,548
2022	—
2023	750
2024	1,856
2025	—
Thereafter	—
$77,154
We expect to meet our ongoing operational capital needs for, among other things, GWG Holdings’ and GWG Life’s investments in Beneficient, alternative asset investments, policy premiums and servicing costs, exploring opportunities to establish a life insurance company, working capital and financing expenditures including paying principal, interest and dividends through a combination of the receipt of policy benefits from our portfolio of life insurance policies, net proceeds from GWG Holdings’ L Bond offering, dividends and interest from investments, distributions from the alternative assets held by certain of the ExAlt Trusts, future preferred and common equity offerings, and funding available from the LNV Credit Facility. We estimate that our liquidity and capital resources are sufficient for our current and projected financial needs for at least the next twelve months given current assumptions. However, if we are unable to continue GWG Holdings’ L Bond offering for any reason, and we are unable to obtain capital from other sources, our business will be materially and adversely affected. In addition, our business will be materially and adversely affected if we do not receive the policy benefits we forecast and if holders of GWG Holdings’ L Bonds fail to renew with the frequency we have historically experienced. In such a case, we could be forced to sell our investments in life insurance policies to service or satisfy our debt-related and other obligations. A sale under such circumstances may result in significant impairment of the recognized value of our portfolio.
Capital expenditures have historically not been material and we do not anticipate making material capital expenditures in 2021.
Alternative Assets and Secured Indebtedness

The following information is specifically related to GWG Holdings, Inc. and its subsidiaries (not including the assets and liabilities held by Beneficient or any eliminations in consolidation).
The following table seeks to illustrate the impact that a hypothetical sale of our portfolio of life insurance assets (at various discount rates, including the discount rate used to value our portfolio at December 31, 2020), and the realization of the investment in Common Units, investment in Preferred Series A Subclass 1 Unit Account of BCH, investment in Preferred Series C Unit Account of BCH (a substantial majority of the net assets of which are currently represented by intangible assets and goodwill), and the Commercial Loan Agreement (in each case, at their respective carrying amounts and assuming no discount for lack of marketability or transaction costs, which could be substantial) would have on our ability to satisfy our debt obligations as of December 31, 2020. The investment in Common Units, investment in Preferred Series A Subclass 1 Unit Account of BCH, investment in Preferred Series C Unit Account of BCH, and Commercial Loan Agreement are discussed in detail in Note 1 and other applicable notes to the accompanying audited consolidated financial statements. The amounts in the table below do not include the consolidation of the assets and liabilities of Beneficient and related eliminations as of December 31, 2020. In all cases, the sale of the life insurance assets owned by DLP IV will be used first to satisfy all amounts owing under the LNV Credit Facility. The net sale proceeds remaining after satisfying all obligations under the LNV Credit Facility would be applied to the L Bonds and Seller Trust L Bonds on a pari passu basis. All dollar amounts in the table below are in thousands.

Life Insurance Portfolio Discount Rate	8.25%(1)	10.00%	12.00%	14.00%	16.12%
Value of life insurance portfolio	$791,911	$730,648	$670,923	$620,023	$573,799
Common Units	438,194	438,194	438,194	438,194	438,194
Preferred Series A Subclass 1 Unit Account of BCH	319,030	319,030	319,030	319,030	319,030
Preferred Series C Unit Account of BCH	195,578	195,578	195,578	195,578	195,578
Commercial Loan Agreement	180,080	180,080	180,080	180,080	180,080
Cash, cash equivalents and policy benefits receivable	120,616	120,616	120,616	120,616	120,616
Other assets	20,082	20,082	20,082	20,082	20,082
Total assets	2,065,491	2,004,228	1,944,503	1,893,603	1,847,379
Less: Senior credit facility(2)	202,611	202,611	202,611	202,611	202,611
Net after senior credit facility	1,862,880	1,801,617	1,741,892	1,690,992	1,644,768
Less: L Bonds(3)	1,644,773	1,644,773	1,644,773	1,644,773	1,644,773
Net remaining	$218,107	$156,844	$97,119	$46,219	$(5)
Impairment to L Bonds	No impairment	No impairment	No impairment	No Impairment	Impairment
__________________________________
(1)The discount rate used to calculate the fair value of our life insurance portfolio as of December 31, 2020.
(2)This amount excludes unamortized deferred financing costs.
(3)Amount represents aggregate outstanding principal balance of L Bonds and Seller Trust L Bonds prior to eliminations as of December 31, 2020.
The above table illustrates that our ability to fully satisfy amounts owing under the L Bonds and Seller Trust L Bonds would likely be impaired upon the sale or the realization of the investment in Common Units, investment in Preferred Series A Subclass 1 Unit Account of BCH, investment in Preferred Series C Unit Account of BCH and Commercial Loan Agreement at their respective carrying amounts, plus all our life insurance assets at a price equivalent to a discount rate of approximately 16.12% or higher at December 31, 2020. At December 31, 2019, the likely impairment occurred at a discount rate of approximately 26.78% or higher. Based on a preliminary analysis, at September 30, 2021, management expects the likely impairment, as calculated in accordance with the table above, to occur at a discount rate of approximately 8.50% or higher. The above hypothetical analysis is included for informational purposes only, and the results of such analysis have no bearing on the current ability of GWG Holdings to market and sell L Bonds or to satisfy amounts owing under the L Bonds and Seller Trust L Bonds.
The table does not include any allowance for transactional fees and expenses (which expenses and fees could be substantial) nor any discount for lack of marketability associated with a portfolio sale or the realization of the investment in Common Units, investment in Preferred Series A Subclass 1 Unit Account of BCH, investment in Preferred Series C Unit Account of BCH and Commercial Loan Agreement, respectively, and is provided to demonstrate how various discount rates used to value our portfolio of life insurance assets could affect our ability to satisfy amounts owing under our debt obligations in light of our senior secured lender’s right to priority payments under our senior credit facility with LNV Corporation.
The table also assumes GWG Holdings will realize the full amounts of the investment in Common Units, investment in Preferred Series A Subclass 1 Unit Account of BCH, investment in Preferred Series C Unit Account of BCH, and Commercial Loan Agreement. However, the ultimate value of GWG Holdings’ and GWG Life’s investments in Beneficient depends on multiple factors, including the expected growth of new service offerings and products. Since predicting the rate of growth attributable to newly launched products is inherently uncertain, there is no assurance that GWG Holdings will recover the full book basis of its investments in Beneficient. Additionally, there is currently no market for the aforementioned assets, and a market may not develop. Our Commercial Loan receivable and a portion of GWG Holdings’ and GWG Life’s investment in the Common Units may be used as consideration for retiring the Seller Trust L Bonds upon a redemption event or at the maturity of the Seller Trust L Bonds (see Note 10 to the accompanying audited consolidated financial statements). This table also does not include the yield maintenance fee we are required to pay in certain circumstances under the LNV Credit Facility, which could be substantial. The above table should be read in conjunction with the information contained in other sections of this report, including Critical Accounting Policies — Valuation of Life Insurance Policies and the notes to the accompanying audited consolidated financial statements.

Amendment of Credit Facility with LNV Corporation
Effective November 1, 2019, DLP IV entered into the LNV Credit Facility. The LNV Credit Facility makes available a total of up to $300.0 million in credit to DLP IV with a maturity date of September 27, 2029. Subject to available borrowing base capacity, additional advances are available under the LNV Credit Facility at the LIBOR rate described below. Such advances are available to pay premiums and servicing costs of pledged life insurance policies as such amounts become due. Interest will accrue on amounts borrowed under the LNV Credit Facility at an annual interest rate, determined as of each date of borrowing or quarterly if there is no borrowing, equal to (a) the greater of 1.50% or 12-month LIBOR, plus (b) 7.50% per annum. The effective rate at December 31, 2020 was 9.00%. Interest payments are made on a quarterly basis.
Under the LNV Credit Facility, DLP IV has granted the administrative agent, for the benefit of the lenders under the facility, a security interest in all of DLP IV’s assets. As with prior collateral arrangements relating to the senior secured debt of GWG Holdings and its subsidiaries (on a consolidated basis), GWG Life’s excess equity value of DLP IV after satisfying all amounts owing under the LNV Credit Facility is available as collateral for the obligations of GWG Holdings under the L Bonds and Seller Trust L Bonds (although the life insurance assets owned by DLP IV do not themselves serve as direct collateral for those obligations).
We are subject to various financial and non-financial covenants under the LNV Credit Facility, including, but not limited to, compliance with laws, preservation of existence, financial reporting, keeping of proper books of record and account, payment of taxes, and ensuring that neither DLP IV nor GWG Life become an investment company. As of December 31, 2020, we were in compliance with all financial and non-financial covenants.
In addition, the LNV Credit Facility has certain reporting obligations that require DLP IV to deliver audited annual financial statements no later than ninety days after the end of each fiscal year. Due to the failure to issue GWG Life, LLC audited financial statements for 2020 to LNV Corporation within 90 days after the end of the year, we were in violation of our financial reporting obligations under the LNV Credit Facility. CLMG Corp., as administrative agent for LNV Corporation, has issued a limited deferral extending the delivery of these reports to May 17, 2021. We regained compliance on May 17, 2021, when the audited annual financial statements of GWG Life were delivered to LNV Corporation.

On June 28, 2021, DLP IV entered into the Third Amended Facility with LNV Corporation, as lender, and CLMG Corp., as the administrative agent on behalf of the lenders under the agreement, that replaced the aforementioned LNV Credit Facility. The Third Amended Facility resulted in an additional advance of $52.5 million from LNV Corporation.

In conjunction with entering into the Third Amended Facility, DLP V transferred life insurance policies having an aggregate face value of approximately $440.6 million to DLP IV which were pledged as additional collateral to the Third Amended Facility, and DLP IV received proceeds of approximately $51.2 million (net of certain fees and expenses incurred in connection with the negotiation and entry into the Third Amended Facility). The Third Amended Facility sets forth interest and other terms and covenants similar those included in the previous LNV Credit Facility. The Third Amended Facility was paid off on August 11, 2021, with a portion of the proceeds from the NF Credit Facility described below.
On September 7, 2021, DLP IV entered into the Fourth Amended Facility with LNV Corporation, as lender, and CLMG Corp., as the administrative agent on behalf of the lenders under the agreement, that replaced the aforementioned Third Amended Facility. The Fourth Amended Facility resulted in an additional advance of $30.3 million from LNV Corporation. The Fourth Amended Facility sets forth interest and other terms and covenants similar those included in the previous LNV Credit Facility.
Credit Facility with National Founders LP

On August 11, 2021, DLP VI, entered into the NF Credit Agreement with each lender from time to time party thereto and National Founders LP, as the administrative agent. On August 11, 2021, a one-time advance of approximately $107.6 million was made to the DLP VI under the NF Credit Facility with a scheduled maturity date of August 11, 2031. Approximately $56.7 million of such advanced amount was used to pay off the remaining amount due, including interest and penalties, under the Third Amended Facility. Amounts borrowed under the NF Credit Facility bear interest on each day on the outstanding principal amount on such day at a per annum rate, determined on a daily basis, generally equal to 5.5% up to a 65% of the loan to value percent as calculated in accordance with the NF Credit Agreement, and 7.0% on anything above that loan to value percent.

A portion of the proceeds from the funding under the NF Credit Facility was used to purchase life insurance policies that were owned by DLP IV, which used the funds to repay the most recent advance of $52.5 million plus interest and penalties under the LNV Credit Facility described above. At August 11, 2021, the aggregate face value of life insurance policies owned by DLP VI, was approximately $433.1 million. As of such date, the aggregate face value of life insurance policies owned by DLP IV was approximately $1.42 billion.
We are subject to various financial and non-financial covenants under the NF Credit Facility, including, but not limited to, compliance with laws, preservation of existence, financial reporting, keeping of proper books of record and account, payment of taxes, and ensuring that neither DLP VI nor GWG Life become an investment company. Additionally, we are required to maintain a Debt Coverage Ratio not to exceed 90%. As of August 31, 2021, we were in compliance with all financial and non-financial covenants in the NF Credit Facility.
Cash Flows
Interest and Dividend Payments
We finance our businesses through a combination of: life insurance policy benefit receipts; principal, dividends and interest receipts from investments; distributions from the alternative assets held by the ExAlt Trusts; debt and equity offerings; and the LNV Credit Facility and the NF Credit Facility. We have historically relied on debt (L Bonds and the LNV Credit Facility) and equity (preferred stock) financing for the majority of our cash expenditures (for policy acquisition, policy premiums and servicing costs, working capital and financing expenditures including paying principal and interest on existing debt, and for GWG Holdings and GWG Life making investments in Beneficient) as the amount of cash flows from the realization of life insurance policy benefits and cash flows from our other investments has been insufficient to meet all of our needs. This has resulted in the Company incurring substantial indebtedness and, to a lesser extent, obligations to make dividend payments on our classes of preferred stock.
Beneficient primarily finances its business through repayments on ExAlt Loans. Such repayments are funded from a portion of the cash distributions the ExAlt Trusts receive from their alternative assets and additional investments in Beneficient by GWG Holdings and/or other parties. See Note 10 to the accompanying audited consolidated financial statements for details on the amendments of Beneficient’s credit agreements. Beneficient uses proceeds from these sources to fund liquidity transactions and potential unfunded capital commitments, working capital, debt service payments, and costs associated with potential future products. Beneficient also anticipates the need to establish sufficient regulatory capital if and when its Texas trust company charter is issued or the Kansas TEFFI trust company becomes operational. Additionally, Bermuda insurance statutes and regulations, and the policies of the BMA, require that Pen, among other things, maintain a minimum level of capital and surplus, satisfy solvency standards, and restrict dividends and distributions. Beneficient Capital Markets will also be subject to regulations of the SEC and FINRA that require, among other things, Beneficient Capital Markets to maintain a minimum level of capital.
Our total interest expense of $154.6 million and $114.8 million for the years ended December 31, 2020 and 2019, respectively, represent the largest cash expense in each period. Preferred stock cash dividends were $14.6 million and $16.9 million for the years ended December 31, 2020 and 2019, respectively. While reducing our cost of funds and increasing our common equity base are primary goals of the Company, until we do so we will continue to expend significant amounts of cash for interest and dividend payments and will thus continue to rely heavily on our ability to raise cash from GWG Holdings’ L Bond offering, LNV Credit Facility and other means as they are developed and available.
Life Insurance Policy Premium Payments
The payment of premiums and servicing costs to maintain life insurance policies represents one of our most significant requirements for cash disbursement. When a policy is purchased, we are able to calculate the minimum premium payments required to maintain the policy in-force. Over time as the insured ages, premium payments will increase. Nevertheless, the probability we will be required to pay the premiums decreases as mortality becomes more likely. These scheduled premiums and associated probabilities are factored into our expected internal rate of return and cash-flow modeling. Beyond premiums, we incur policy servicing costs, including annual trustee, policy administration and tracking costs. Additionally, we incur significant financing costs, including principal, interest and dividends. Both policy servicing costs and financing costs are excluded from our internal rate of return calculations. We finance our businesses through a combination of life insurance policy benefit receipts, dividends and interest on other investments, equity offerings, debt offerings, and advances under the LNV Credit Facility and NF Credit Facility.

The amount of payments for anticipated premiums, including the requirement under the LNV Credit Facility and NF Credit Facility to maintain a two month cost-of-insurance threshold within each policy cash value account, and servicing costs that we will be required to make over the next five years to maintain our current portfolio, assuming no mortalities, is set forth in the table below (in thousands):

Years Ending December 31,	Premiums	Servicing	Total
2021	$72,445	$1,655	$74,100
2022	89,436	1,655	91,091
2023	100,953	1,655	102,608
2024	110,044	1,655	111,699
2025	122,438	1,655	124,093
	$495,316	$8,275	$503,591

Our anticipated premium expenses are subject to the risk of increased cost-of-insurance charges (i.e., “COI” or premium charges) for the life insurance policies we own. We did not receive any notices of COI rate changes in 2019. We have received COI increases on six policies during the year ended December 31, 2020.
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

Quarter End Date	Portfolio Face Amount (in thousands)	12-Month Trailing Benefits Realized (in thousands)	12-Month Trailing Premiums Paid (in thousands)	12-Month Trailing Benefits/Premiums Coverage Ratio
March 31, 2016	$1,027,821	$21,845	$28,771	75.9%
June 30, 2016	1,154,798	30,924	31,891	97.0%
September 30, 2016	1,272,078	35,867	37,055	96.8%
December 31, 2016	1,361,675	48,452	40,239	120.4%
March 31, 2017	1,447,558	48,189	42,753	112.7%
June 30, 2017	1,525,363	49,295	45,414	108.5%
September 30, 2017	1,622,627	53,742	46,559	115.4%
December 31, 2017	1,676,148	64,719	52,263	123.8%
March 31, 2018	1,758,066	60,248	53,169	113.3%
June 30, 2018	1,849,079	76,936	53,886	142.8%
September 30, 2018	1,961,598	75,161	55,365	135.8%
December 31, 2018	2,047,992	71,090	52,675	135.0%
March 31, 2019	2,098,428	87,045	56,227	154.8%
June 30, 2019	2,088,445	82,421	59,454	138.6%
September 30, 2019	2,064,156	101,918	61,805	164.9%
December 31, 2019	2,020,973	125,148	63,851	196.0%
March 31, 2020	2,000,680	120,191	65,224	184.3%
June 30, 2020	1,960,826	137,082	66,846	205.1%
September 30, 2020	1,921,067	149,415	67,931	220.0%
December 31, 2020	1,900,715	125,109	69,734	179.4%

We believe that the portfolio cash flow results set forth above are consistent with our general investment thesis that the life insurance policy benefits we receive will continue to increase over time in relation to the premiums we are required to pay on the remaining polices in the portfolio. Nevertheless, we expect that our portfolio cash flow on a period-to-period basis will remain inconsistent as we have reduced capital allocated to acquiring a larger, more diversified portfolio of life insurance policies.
Inflation
Changes in inflation do not necessarily correlate with changes in interest rates. We presently do not foresee any material impact of inflation on our results of operations in the periods presented in our consolidated financial statements.
Off-Balance Sheet Arrangements
Unfunded Capital Commitments
The ExAlt Trusts had $35.6 million and $34.9 million of potential gross capital commitments as of December 31, 2020 and December 31, 2019, respectively, representing potential limited partner capital funding commitments on the interests in alternative asset funds. The trust holding the interest in the limited partnership for the alternative asset fund is required to fund these limited partner capital commitments per the terms of the limited partnership agreement. Capital funding commitment reserves are maintained by the associated trusts within the ExAlt PlanTM created at the origination of each trust for up to $0.1 million. To the extent that the associated ExAlt Trust cannot pay the capital funding commitment, Beneficient is obligated to lend sufficient funds to meet the commitment. Any amounts advanced by Beneficient to the ExAlt Trusts for these limited partner capital funding commitments above the associated capital funding commitment reserves held by the associated ExAlt Trusts are added to the ExAlt Loan balance between Beneficient and the ExAlt Trusts and are expected to be recouped through the cash distributions from the interests in alternative asset fund that collateralizes such ExAlt Loan.
Capital commitments generally originate from limited partner agreements having fixed or expiring expiration dates. The total limited partner capital funding commitment amounts may not necessarily represent future cash requirements. Beneficient considers the creditworthiness of the investment on a case-by-case basis. At both December 31, 2020 and December 31, 2019, Beneficient had no reserves for losses on unused commitments to fund potential limited partner capital funding commitments.

Unfunded Commitments
Beneficient had $1.1 million of unfunded commitments on liquidity solution transactions as of December 31, 2020, related to liquidity transactions in process as of that date. There were no reserves for unfunded commitments as of December 31, 2020, and all amounts in process were fully funded in the first quarter of 2021.
Equity Method Investee Commitments
GWG Holdings has contributed $16.2 million in cash to FOXO to date through December 31, 2020, and is committed to contribute an additional $3.8 million to the entity through October 2021, all of which was contributed by such date.
Credit Risk and Interest Rate Risk
We review the credit risk associated with our portfolio of life insurance policies when estimating its fair value. In evaluating the policies’ credit risk, we consider insurance company solvency, credit risk indicators, economic conditions, ongoing credit evaluations, and company positions. We attempt to manage our credit risk related to life insurance policies typically by purchasing policies issued only from companies with an investment-grade credit rating by either Standard & Poor’s, Moody’s, or A.M. Best Company. As of December 31, 2020, 96.3% of our life insurance policies, by face value benefits, were issued by companies that maintained an investment-grade credit rating (BBB or better) by Standard & Poor’s.
The LNV Credit Facility, NF Credit Facility, and Beneficient’s debt due to related parties are floating-rate financings. In addition, our ability to offer interest and dividend rates that attract capital (including in our continuous offering of L Bonds) is generally impacted by prevailing interest rates. Furthermore, while GWG Holdings’ L Bond offering provides us with fixed-rate debt financing, our Debt Coverage Ratio is calculated in relation to the interest rate on all of our debt financing, exclusive of our Seller Trust L Bonds. Therefore, increases in interest rates impact our business by increasing our borrowing costs and reducing availability under our debt financing arrangements. Earnings from our life insurance portfolio are based upon the spread, if any, generated between the return on the portfolio and the total cost of our financing (excluding cost of financing for the Seller Trust L Bonds). As a result, increases in interest rates will reduce the earnings we expect to achieve from our investments in life insurance policies.
The ExAlt Trusts hold investments in alternative assets, which are exposed to risks related to markets, credit, currency, and interest rates. Currently, all of these alternative assets consist of private equity limited partnership interests, which are primarily denominated in the U.S. dollar, Euro, and Canadian dollar. The underlying portfolio companies primarily operate in the United States and Western Europe, with the largest percentage, based on NAV, operating in diversified financials, telecommunications services, food and staples retailing, and software and services industries.
As of December 31, 2020, and 2019, all of the ExAlt Loans, which are eliminated upon consolidation, are collateralized by the cash flows originating from the ExAlt Trusts’ investments in alternative assets. These ExAlt Loans are a key determinant in income (loss) allocable to Beneficient’s equity holders, and thus GWG Holdings. Beneficient has underwriting procedures and utilizes market rates. Additionally, Beneficient has purchased put options to protect the net asset value of the interests in alternative assets held by certain of the ExAlt Trusts from impacts associated with a broad market downturn. Finally, the ExAlt Trusts applicable trust agreements allow for excess cash flows from a collective pool of alternative assets to be utilized to repay the ExAlt Loans they have with Beneficient when cash flows from the customer’s originally alternative assets are not sufficient to repay the outstanding principal, interest, and fees.
Guarantee and Collateral Provisions of L Bonds
GWG Holdings’ L Bonds are offered and sold under a registration statement declared effective by the SEC, and GWG Holdings has issued Seller Trust L Bonds under the L Bond Supplemental Indenture, as described in Note 10 to the consolidated financial statements. The L Bonds and Seller Trust L Bonds are secured by substantially all the assets of GWG Holdings and a pledge of all of GWG Holdings’ common stock held by BCC and AltiVerse Capital Markets, L.L.C., a limited liability company owned by an entity related to the Ben Initial Investors, including Brad K. Heppner (GWG Holdings’ former Chairman, who served in such capacity from April 26, 2019 to June 14, 2021, and Beneficient's current Chief Executive Officer and Chairman), and an entity related to Thomas O. Hicks (one of Beneficient’s current directors and a former director of GWG Holdings) (“AltiVerse”). Together, BCC and AltiVerse represent approximately 12% of our outstanding common stock, and are guaranteed by GWG Life and a corresponding grant of a security interest in substantially all the assets of GWG Life. As a guarantor, GWG Life has fully and unconditionally guaranteed the payment of principal and interest on the L Bonds and Seller Trust L Bonds. GWG Life’s equity in GWG Life Trust, DLP IV, and DLP V Holdings serves as collateral for GWG Holdings’ L Bond and Seller Trust L Bond obligations. As of December 31, 2020, substantially all of our life insurance policies were held by DLP IV, DLP V, or GWG Life Trust. The policies held by DLP IV are not direct collateral for the L Bonds as such policies are pledged under the LNV Credit Facility.
On December 31, 2020, GWG Holdings, GWG Life and Bank of Utah, as trustee, entered into the Liquidity Bond Supplemental Indenture that provides for the issuance of two series of Liquidity Bonds, as described in Note 10 to the consolidated financial statements. The Liquidity Bonds are issued by GWG Life and guaranteed by GWG Holdings. The Liquidity Bonds are secured by the same collateral as the other L Bonds.
Furthermore, regarding the obligations of GWG Holdings and its subsidiaries as of December 31, 2020:

(1) The Seller Trust L Bonds are secured obligations of GWG Holdings, ranking junior to all senior debt of GWG Holdings and pari passu in right of payment and in respect of collateral with all L Bonds of GWG Holdings (see Note 10 to the accompanying audited consolidated financial statements). Payments under the Seller Trust L Bonds are guaranteed by GWG Life. The assets exchanged in connection with the Beneficent transaction are available as collateral for all holders of the L Bonds and Seller Trust L Bonds. Specifically, the Common Units are held by GWG Holdings and the Commercial Loan is held by GWG Life.

(2) The Liquidity Bonds are secured obligations of GWG Life, ranking junior to all senior debt of GWG Holdings or GWG Life and pari passu in right of payment and in respect of collateral with all L Bonds of GWG Holdings. Payments under the Liquidity Bonds are guaranteed by GWG Holdings.

(3) The terms of the LNV Credit Facility require that we maintain a significant excess of pledged collateral value over the amount outstanding on the LNV Credit Facility at any given time. Any excess after satisfying all amounts owing under the LNV Credit Facility is available as collateral for the L Bonds (including the Seller Trust L Bonds and Liquidity Bonds).

The following represents summarized financial information as of December 31, 2020 and December 31, 2019, with respect to the financial position, and for the year ended December 31, 2020, with respect to results of operations. The tables present summarized financial information of GWG Holdings and GWG Life on a combined basis after elimination of (i) intercompany transactions and balances among such entities, including GWG Holdings’ interest in GWG Life, and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor (including DLP IV, DLP V, GWG Life Trust and Beneficient). The summarized financial information has been prepared in accordance with Rule 13-01 of Regulation S-X.

Summarized Balance Sheet Information (in thousands, not intended to balance):

		(As Restated)
	December 31, 2020	December 31, 2019
Assets(1)
Cash, cash equivalents and restricted cash	$65,556	$60,365
Financing receivables from affiliates	—	67,153
Other assets	6,366	8,659
Total assets	$71,922	$136,177
Liabilities
L Bonds	$1,246,902	$926,638
Seller Trust L Bonds	366,892	366,892
Interest and dividends payable	12,086	12,491
Accounts payable and accrued expenses	7,347	3,093
Deferred tax liabilities	51,469	71,855
Total liabilities	$1,684,696	$1,380,969
Equity
Redeemable preferred stock and Series 2 redeemable preferred stock	$156,833	$201,891
______________________________________
(1) Assets exclude: i) GWG Holdings’ investment in GWG Life of $1.2 billion as of both December 31, 2020 and December 31, 2019; ii) GWG Holdings’ aggregate investments in non-obligor subsidiaries of $643.1 million and $439.4 million as of December 31, 2020 and December 31, 2019, respectively; and iii) GWG Life’s aggregate investments in and loans to non-obligor subsidiaries of $1.2 billion as of both December 31, 2020 and December 31, 2019.

Summarized Statement of Operations Information (in thousands):

Year Ended December 31, 2020
Total revenues	$100,518

Interest expense	125,012
Other expenses	38,155
Total expenses	163,167
Loss before income taxes and preferred dividends	(62,649)
Income tax expense (benefit)	(19,849)
Preferred dividends	14,630
Net loss	$(57,430)

Debt Coverage Ratio
GWG Holdings’ L Bond borrowing covenants require us to maintain a Debt Coverage Ratio not to exceed 90%. The Debt Coverage Ratio is calculated by dividing the sum of our total interest-bearing indebtedness (other than Excluded Indebtedness defined and described in note 5 to the table below) by the sum of our cash, cash equivalents, restricted cash, life insurance policy benefits receivable, the net present value of the life insurance portfolio, and, without duplication, the value of all of our other assets as reflected on our most recently available balance sheet prepared in accordance with GAAP.
GWG Holdings’ and GWG Life’s investments in Beneficient and GWG Life’s ownership interests in the holding companies that own DLP IV and DLP VI, which own substantially all of the life insurance portfolio, secure our obligations under the L Bonds, and are illiquid assets. Although GWG Holdings and GWG Life own debt and equity securities of Beneficient, a substantial majority of the net assets of Beneficient are currently represented by goodwill, an intangible asset. The calculation of Beneficient’s goodwill required the utilization of significant estimates and management judgment, as discussed elsewhere in this 2020 Form 10-K. As a result, the carrying value of those assets as reflected in our consolidated financial statements may not necessarily reflect the current market price for those assets, especially in the event of a bulk or distressed sale. Proceeds from L Bond sales will be primarily used for the repayment of L Bond maturities, interest payments and other operating expenses of GWG Holdings, and as otherwise specified in the prospectus for the L Bonds. GWG Holdings may also continue to use a portion of the proceeds from L Bond sales to make investments in Beneficient. Because advances may be used by Beneficient for working capital purposes, such investments may not increase the tangible assets securing the L Bonds. If the trustee for the L Bonds were forced to sell all or a portion of the collateral securing them, there can be no assurance that the trustee would be able to sell them for the prices at which we have recorded them in our consolidated financial statements, and the trustee might be forced to sell them at significantly lower prices.
The discount rate we use for the net present value of our life insurance portfolio for this calculation may not be the same discount rate we use for our GAAP valuation and is not necessarily reflective of the amount we could realize upon a sale of the portfolio (dollars in thousands):

		(As Restated)
	December 31, 2020	December 31, 2019
Life insurance portfolio policy benefits	$1,900,715	$2,020,973
Discount rate of future cash flows(1)	7.46%	7.55%
Net present value of life insurance portfolio policy benefits	$822,859	$826,196
All cash and cash equivalents (including restricted cash)	106,282	81,780
Life insurance policy benefits receivable, net	14,334	23,031
Financing receivables from affiliates(2)	180,080	258,402
Investments in Common Units(2)(3)(4)	438,194	313,443
Investment in Preferred Series A Subclass 1 Unit Account(4)	319,030	319,030
Investment in Preferred Series C Unit Account(4)	195,578	—
Option Agreement and other assets (3)	20,082	54,365
Total Coverage (5)	$2,096,439	$1,876,247

Total Indebtedness (5)	$1,519,107	$1,146,646

Debt Coverage Ratio	72.46%	61.10%
__________________________________
(1)Weighted-average interest rate paid on indebtedness, excluding that of Seller Trust L-Bonds, as required under the indenture governing the L Bonds.
(2)The Promissory Note, previously included in financing receivables from affiliates, was converted to Preferred Series C on September 30, 2020.
(3)The Option Agreement was exercised and converted to Common Units effective August 11, 2020.
(4)Generally represents the value of the investment in Beneficient as of December 31, 2019 for investments that existed at the time of the change-in-control transaction, or the value at the time of purchase for investments that were made subsequent to December 31, 2019. As noted above, these are illiquid investments that are carried at book basis and not market value.
(5)Total Coverage excludes the assets of Beneficient. Total Indebtedness is equal to the total liabilities balance of GWG Holdings (excluding the liabilities of Beneficient) as of December 31, 2020, other than Excluded Indebtedness. “Excluded Indebtedness” means indebtedness that is payable at GWG Holdings’ option in capital stock of GWG Holdings or securities mandatorily convertible into or exchangeable for capital stock of GWG Holdings, or any indebtedness that is reasonably expected to be converted or exchanged, directly or indirectly, into capital stock of GWG Holdings. This change in the definition of the Debt Coverage Ratio was defined in Amendment No. 2 to the Amended and Restated Indenture entered into as of December 31, 2019 (see Note 10 to the accompanying audited consolidated financial statements).
As of December 31, 2020 and 2019, we were in compliance with the Debt Coverage Ratio. Based on a preliminary analysis, the Company expects the Debt Coverage Ratio to be approximately 82% as of September 30, 2021.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not applicable.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
GWG Holdings, Inc. and Subsidiaries

Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of GWG Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for the year ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated November 5, 2021 expressed an adverse opinion.
Going concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant losses from operations, experienced negative cash flows from operations and experienced delays in executing its business plans. The Company expects to be dependent on raising equity or other financing to fund ongoing operations and to execute its business plans. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern.
Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical audit matters
The critical audit matter communicated below arises from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.
Fair value of investments in life insurance policies

As described further in Note 5 and Note 7 to the financial statements, the fair value of the Company’s investments in life insurance policies is determined as the net present value of the life insurance portfolio’s future expected cash flows (policy benefits to be received and required future premium payments) that incorporates life expectancy estimates obtained when the policy was purchased and current discount rate assumptions. We identified fair value of investments in life insurance policies as a critical audit matter.
The principal considerations for our determination that fair value of investments in life insurance policies is a critical audit matter are that this asset is valued using unobservable inputs that require a high level of management judgment and fluctuations to such inputs could have a material impact on the financial statements. As a result, obtaining sufficient appropriate audit evidence related to the fair value measurement required significant auditor judgement to evaluate the reasonableness of unobservable inputs used in the valuation.
Our audit procedures related to the fair value of investments in life insurance policies included the following, among others:
•We tested the design and operating effectiveness of relevant controls over management’s process relating to the fair value measurement of investments in life insurance policies.
•With the assistance of external valuation specialists, we considered results of the Company’s actual-to-expected (“A2E”) mortality cash flow experience, available third-party service provider reports for future premium streams, available market information, other available information to further corroborate overall valuation and sampled life insurance policy information in order to evaluate the following key fair value inputs:
◦Life expectancy, utilizing portfolio mortality multiplier methodology which is updated based on the A2E analysis
◦Estimated premium payments
◦Age of insured
◦Face amount of policies
◦Discount rate

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2020.

Dallas, Texas
November 5, 2021
Discount rate

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
GWG Holdings, Inc. and Subsidiaries

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of GWG Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weaknesses described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control— Integrated Framework issued by COSO.
A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.
As of December 31, 2020, the design and operating effectiveness of controls over the selection, application and review of the implementation of accounting policies were not sufficient to ensure amounts recorded and disclosed were fairly stated in accordance with GAAP. This material weakness resulted in the Restatement.
During the year ended December 31, 2020, the Company identified a material weakness in internal controls over the quarterly income tax provision process, which included the measurement of the valuation allowance against the Company’s deferred tax assets.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020. The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and this report does not affect our report dated November 5, 2021 which expressed a qualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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

/s/ GRANT THORNTON LLP

Dallas, Texas
November 5, 2021

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
Restatement and Other Corrections
As discussed in Notes 2 and 21 to the consolidated financial statements, the 2019 consolidated financial statements have been restated to correct misstatements.
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
/s/ WHITLEY PENN LLP
We served as the Company’s auditor from 2019 to 2020.
Dallas, Texas
March 27, 2020, except for Notes 2, 6, and 21, as to which the date is November 5, 2021.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2020	2019
ASSETS		(As Restated)
Cash and cash equivalents	$85,249	$82,284
Restricted cash	38,911	33,506
Investment in life insurance policies, at fair value	791,911	796,039
Life insurance policy benefits receivable, net	14,334	23,031
Investment in alternative assets, at fair value	221,894	342,012
Equity method investments	8,582	1,761
Other assets	36,326	29,398
Goodwill	2,367,750	2,367,750
TOTAL ASSETS	$3,564,957	$3,675,781

LIABILITIES & STOCKHOLDERS’ EQUITY
LIABILITIES
Senior credit facility with LNV Corporation	$193,730	$174,390
L Bonds	1,246,902	926,638
Seller Trust L Bonds	272,104	366,892
Debt due to related parties	76,260	153,086
Interest and dividends payable	24,080	16,516
Repurchase option	—	61,664
Accounts payable and accrued expenses	26,505	27,892
Deferred tax liability, net	51,469	71,855
TOTAL LIABILITIES	1,891,050	1,798,933

Redeemable noncontrolling interests	1,233,093	1,269,654

STOCKHOLDERS’ EQUITY

REDEEMABLE PREFERRED STOCK
(par value $0.001; shares authorized 100,000; shares outstanding 56,855 and 84,636; liquidation preference of $57,187 and $85,130 as of December 31, 2020 and 2019, respectively)	46,241	74,023
SERIES 2 REDEEMABLE PREFERRED STOCK
(par value $0.001; shares authorized 150,000; shares outstanding 129,887 and 147,164; liquidation preference of $130,645 and $148,023 as of December 31, 2020 and 2019, respectively)	110,592	127,868
COMMON STOCK
(par value $0.001; shares authorized 210,000,000; shares issued and outstanding, 33,094,664 and 33,033,793 as of December 31, 2020 and 2019, respectively)	33	33
Common stock in treasury, at cost, 12,337,264 shares as of December 31, 2020 and 2,500,000 shares as of December 31, 2019	(67,406)	(24,550)
Additional paid-in capital	274,023	233,106
Accumulated deficit	(251,111)	(97,196)
TOTAL GWG HOLDINGS STOCKHOLDERS’ EQUITY	112,372	313,284
Noncontrolling interests	328,442	293,910
TOTAL STOCKHOLDERS’ EQUITY	440,814	607,194
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$3,564,957	$3,675,781

The accompanying notes are an integral part of these Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2020	2019
REVENUE		(As Restated)
Gain on life insurance policies, net	$49,598	$75,320
Investment income, net	44,106	—
Interest income	1,594	15,646
Other income	29,073	1,310
TOTAL REVENUE	124,371	92,276
EXPENSES
Interest expense	154,616	114,844
Employee compensation and benefits	146,363	28,309
Legal and professional fees	30,075	12,824
Other expenses	18,227	15,896
TOTAL EXPENSES	349,281	171,873
LOSS BEFORE INCOME TAXES	(224,910)	(79,597)
INCOME TAX EXPENSE (BENEFIT)	(16,390)	71,865
LOSS BEFORE LOSS FROM EQUITY METHOD INVESTMENTS	(208,520)	(151,462)
Loss from equity method investments	(7,319)	(4,077)
Gain on consolidation of equity method investment (see Note 4)	—	242,953
NET INCOME (LOSS)	(215,839)	87,414
Net loss attributable to noncontrolling interests	61,924	—
Less: Preferred stock dividends	14,630	16,943
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(168,545)	$70,471
NET INCOME (LOSS) PER COMMON SHARE
Basic	$(6.01)	$2.13
Diluted	$(6.01)	$2.06
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	28,063,268	33,016,007
Diluted	28,063,268	35,219,442
The accompanying notes are an integral part of these Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES		(As Restated)
Net income (loss)	$(215,839)	$87,414
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Change in fair value of investment in life insurance policies	(34,114)	(49,015)
Investment income, net	(44,106)	—
Amortization of deferred financing and issuance costs	19,760	13,804
Amortization and depreciation of long-lived assets	1,171	—
Accretion of discount on financing receivables from affiliate	—	(1,720)
Provision for uncollectible policy benefit receivable	—	153
Return on investments in alternative assets	3,683	—
Non-cash interest income, including interest paid-in-kind and accretion of purchase discount	(283)	—
Non-cash interest expense	2,343	—
Loss from equity method investments	7,319	4,077
Loss on fair value of put options	7,757	—
Equity-based compensation	110,840	1,732
Forfeiture of vested equity-based compensation	(36,267)	—
Gain on consolidation of equity method investment	—	(242,953)
Deferred income taxes	(16,927)	71,855
Change in operating assets and liabilities:
Life insurance policy benefits receivable	8,697	(6,683)
Accrued interest on financing receivables	—	(6,913)
Other assets	(599)	(5,056)
Accounts payable and accrued expenses	3,123	(8,297)
Interest and dividends payable	1,042	(1,228)
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(182,400)	(142,830)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in life insurance policies	—	(32,367)
Return of investment for matured life insurance policies	38,186	33,265
Purchases of fixed assets	(3,281)	—
Contributions to equity method investments	(14,140)	(12,388)
Business combination consideration, net of cash and restricted cash acquired	—	(45,020)
Return of investments in alternative assets	20,394	—
Investments in alternative assets	(8,378)	—
Financing receivables from affiliate issued	—	(65,000)
Investment in put options	(14,775)	—
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	18,006	(121,510)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on senior debt	28,530	50,133
Repayments of senior debt and debt due to related parties	(85,505)	(23,756)
Payments for deferred financing and issuance costs for senior debt and debt due to related parties	(3,207)	(2,042)
Proceeds from issuance of L Bonds	440,195	403,397
Payments for L Bonds issuance costs	(27,904)	(25,284)
Payments for redemption of L Bonds	(110,691)	(116,809)
Payment of employee taxes on stock awards	(1,554)	—
Purchase of noncontrolling interest	(1,195)	—
Issuance of common stock	8	59
Payments for redemption of redeemable preferred stock	(45,058)	(14,061)
Payments for equity issuance costs	(633)	—
Preferred stock dividends	(14,630)	(16,943)
Tax distribution to noncontrolling interest	(5,592)	—
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	172,764	254,694
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	8,370	(9,646)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
BEGINNING OF PERIOD	115,790	125,436
END OF PERIOD	$124,160	$115,790

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED
(in thousands)

	Year Ended December 31,
	2020	2019
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$131,516	$102,202
Premiums paid, including prepaid	$70,243	$68,467
NON-CASH INVESTING AND FINANCING ACTIVITIES
L Bonds: Conversion of accrued interest and commissions payable to principal	$1,911	$1,760
Distribution payable to noncontrolling interest (see Note 12)	738	—
Noncash issuance of noncontrolling interest (see Note 12)	5,978	—
Liquidity Bonds, net of financing costs (see Note 10)	392	—
Collateral Swap (See Note 1):
Exchange of alternative assets for GWG Holdings’ Seller Trust L Bonds	94,788	—
Exchange of alternative assets for GWG Holdings’ common stock	42,856	—
Deemed capital contribution from related party	46,770	—
Adjustment to noncontrolling interest	3,444	—
The accompanying notes are an integral part of these Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (As Restated)
(in thousands, except per share data)

	Redeemable Preferred Stock Shares	Redeemable Preferred Stock	Common Shares	Common Stock (par)	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total GWG Holdings Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance, December 31, 2018	245,883	$215,973	33,018,161	$33	$249,662	$(184,610)	$—	$281,058	$—	$281,058	$—
Net income (As Restated)	—	—	—	—	—	87,414	—	87,414	—	87,414	—
Issuance of common stock	—	—	58,382	—	439	—	—	439	—	439	—
Repurchase of common stock	—	—	(42,750)	—	(362)	—	—	(362)	—	(362)	—
Common stock in treasury	—	—	(2,500,000)	—	—	—	(24,550)	(24,550)	—	(24,550)	—
Redemption of redeemable preferred stock	(14,083)	(14,082)	—	—	(1)	—	—	(14,083)	—	(14,083)	—
Preferred stock dividends	—	—	—	—	(16,943)	—	—	(16,943)	—	(16,943)	—
Stock-based compensation	—	—	—	—	311	—	—	311	—	311	—
Recognition of noncontrolling interests (As Restated)	—	—	—	—	—	—	—	—	293,910	293,910	1,269,654
Balance, December 31, 2019 (As Restated)	231,800	$201,891	30,533,793	$33	$233,106	$(97,196)	$(24,550)	$313,284	$293,910	$607,194	$1,269,654
Net loss	—	—	—	—	—	(153,915)	—	(153,915)	(30,955)	(184,870)	(30,969)
Issuance of common stock	—	—	60,871	—	533	—	—	533	—	533	—
Common stock in treasury (Note 1)	—	—	(9,837,264)	—	—	—	(42,856)	(42,856)	—	(42,856)	—
Redemption of redeemable preferred stock	(45,058)	(45,058)	—	—	—	—	—	(45,058)	—	(45,058)	—
Preferred stock dividends	—	—	—	—	(14,630)	—	—	(14,630)	—	(14,630)	—
Deemed capital contribution from related party (Note 1)	—	—	—	—	46,770	—	—	46,770	—	46,770	—
Tax distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(5,592)
Equity-based compensation	—	—	—	—	180	—	—	180	110,738	110,918	—
Forfeiture of vested equity-based compensation	—	—	—	—	—	—	—	—	(36,267)	(36,267)	—
Tax withholding for employee restricted equity units	—	—	—	—	—	—	—	—	(1,521)	(1,521)	—
Distributions payable to noncontrolling interest	—	—	—	—	—	—	—	—	(738)	(738)	—
Noncash issuance of noncontrolling interest	—	—	—	—	—	—	—	—	5,978	5,978	—
Adjustment to noncontrolling interest for change in ownership of Common Units (Note 1)	—	—	—	—	8,064	—	—	8,064	(8,064)	—	—
Reduction to noncontrolling interest for Beneficient treasury (Note 1)	—	—	—	—	—	—	—	—	(3,444)	(3,444)	—
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(1,195)	(1,195)	—
Balance, December 31, 2020	186,742	$156,833	20,757,400	$33	$274,023	$(251,111)	$(67,406)	$112,372	$328,442	$440,814	$1,233,093
The accompanying notes are an integral part of these Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business
Organizational Structure
GWG Holdings, Inc. (“GWG Holdings”) conducts its life insurance secondary market business through a wholly-owned subsidiary, GWG Life, LLC (“GWG Life”), and GWG Life’s wholly-owned subsidiaries, GWG Life Trust, GWG DLP Funding IV, LLC (“DLP IV”), GWG DLP Funding V Holdings, LLC (“DLP V Holdings”), and GWG DLP Funding Holdings VI, LLC (“DLP VI Holdings”). DLP V Holdings is the sole member of GWG DLP Funding V, LLC (“DLP V”). DLP VI Holdings is the sole member of GWG DLP Funding VI, LLC (“DLP VI”).
In addition, GWG Holdings has exposure to indirect interests in loans collateralized by cash flows from alternative assets. Such loans are made and held by certain of the operating subsidiaries of The Beneficient Company Group, L.P. (“Ben LP,” including all of the subsidiaries it may have from time to time — “Beneficient”). These loans are made to certain of the ExAlt Trusts (defined below), which are consolidated subsidiaries of Ben LP and thus, such loans are eliminated in consolidation for financial reporting purposes. The ExAlt Trusts are comprised of the Custody Trusts, Collective Trusts, LiquidTrusts and Funding Trusts, (collectively, the “ExAlt Trusts”). Ben LP’s general partner is Beneficient Management, L.L.C. (“Beneficient Management”). Prior to December 31, 2019, GWG Holdings’ investment in Beneficient was accounted for as an equity method investment. On December 31, 2019, as more fully described below, Beneficient became a consolidated subsidiary of GWG Holdings. As also further described in Note 23, on August 13, 2021, GWG Holdings and Ben LP, and Beneficient Company Holdings, L.P. (“BCH”) entered into a non-binding term sheet (the “Term Sheet”) that outlines a series of transactions that, if completed, will result in, among other things, (i) GWG Holdings receiving certain proposed enhancements to its investments in Beneficient; (ii) GWG Holdings no longer having the right to appoint directors of the Board of Directors of Beneficient Management; and (iii) Beneficient no longer being a consolidated subsidiary of GWG Holdings. The Term Sheet is part of ongoing efforts by management and the Board of Directors of GWG Holdings to maximize the value of GWG Holdings’ and GWG Life’s investment in Beneficient.
Ben LP is the general partner of BCH and owns 100% of the Class A Subclass A-1 and A-2 Units of BCH. BCH is the holding company that directly or indirectly receives all active and passive income of Beneficient and allocates that income among the partnership interests issued by BCH. As of December 31, 2020, BCH has issued general partnership Class A Units (Subclass A-1 and A-2), Class S Ordinary Units, Class S Preferred Units, FLP Units (Subclass 1 and Subclass 2), Preferred Series A Subclass 1 Unit Accounts, and Preferred Series C Unit Accounts. On July 15, 2020, BCH amended its limited partnership agreement by executing that certain 5th Amended and Restated Limited Partnership Agreement (“LPA”) of BCH to allow for the issuance of Preferred Series A Subclass 0 Unit Accounts (“Preferred A.0”), which are expected to be issued once certain conditions are met (as discussed in more detail below).
GWG Holdings also has a financial interest in FOXO Technologies Inc. (“FOXO”, formerly FOXO BioScience LLC), which, through its wholly-owned subsidiaries FOXO Labs Inc. (“FOXO Labs”, formerly, Life Epigenetics Inc.) and FOXO Life LLC (“FOXO Life”, formerly, youSurance General Agency, LLC), seeks to commercialize epigenetic technology for the longevity industry and offer life insurance directly to customers utilizing epigenetic technology. Although we have a financial interest in FOXO, we do not have a controlling financial interest because another party is the majority shareholder of the voting class of securities. Therefore, we account for GWG Holdings’ ownership interest in FOXO as an equity method investment.
All of the aforementioned entities are legally organized in the state of Delaware, other than GWG Life Trust, which was formed under the laws of the state of Utah, and certain of the ExAlt Trusts, which were formed under the laws of the state of Texas. Unless the context otherwise requires or we specifically so indicate, all references in this report to “we,” “us,” “our,” “our Company,” “GWG,” or the “Company” refer to GWG Holdings together, in each case, with its subsidiaries. Our headquarters are located at 325 N. St. Paul Street, Suite 2650, Dallas, Texas 75201.
Nature of Business
GWG Holdings, through its wholly-owned subsidiary GWG Life, purchased life insurance policies in the secondary market and has built a large, actuarially diverse portfolio of life insurance policies backed by highly rated life insurance companies. These policies were purchased between April 2006 and November 2019 and were funded primarily through sales of L Bonds, as discussed in Note 10. Beginning in 2018, GWG Holdings consummated a series of transactions with Beneficient as part of

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a strategic decision to reorient its business and increase capital allocated toward providing liquidity products to a broader range of alternative assets through investments in Beneficient. GWG Holdings completed the transactions with Beneficient to provide the Company with a significant increase in assets and common stockholders’ equity as well as the opportunity for a diversified source of future earnings from our exposure to the alternative asset industry. We believe that GWG Holdings’ and GWG Life’s investments in Beneficient and the other strategies we are pursuing, including continuing to pursue opportunities in the life insurance industry, will transform GWG Holdings from a niche provider of liquidity to owners of life insurance policies to a diversified provider of financial products and services with exposure to a broad range of alternative assets.
We believe that Beneficient’s operations will generally produce higher risk-adjusted returns than those we can achieve from life insurance policies acquired in the secondary market; however, returns on equity in life settlements, especially with the current availability of financings on favorable terms, appear to be an attractive option to diversify our exposure to alternative assets, and we have begun exploring the feasibility of acquiring such policies. Furthermore, although we believe that our portfolio of life insurance policies is a meaningful component of a growing diversified alternative asset portfolio, we continue to explore strategic alternatives for our life insurance portfolio aimed at maximizing its value, including a possible sale, refinancing, recapitalization, partnership, reinsurance guarantees, life insurance operations or other transactions involving of our life insurance portfolio, as well as pursuing other alternatives to increase our exposure to alternative assets. These operations are in addition to allocating capital to provide liquidity to holders of a broader range of alternative assets, which we currently provide through GWG Holdings’ and GWG Life’s investments in Beneficient.
Beneficient is a financial services company based in Dallas, Texas that markets an array of liquidity and trust administration products to alternative asset investors primarily comprised of mid-to-high-net-worth individuals having a net worth between $5 million and $30 million (“MHNW”) and small-to-midsize institutional investors and family offices with less than $1 billion in investable assets (“STMIs”). One of Beneficient’s founders, Brad K. Heppner (“Ben Founder”) serves as Chairman and Chief Executive Officer of Beneficient and previously served from April 26, 2019 to June 14, 2021 as Chairman of GWG Holdings. Ben LP plans to offer its products and services through its five operating subsidiaries, which include (i) Ben Liquidity, (ii) Ben Custody Admin, (iii) Ben Insurance, (iv) Ben Markets and (v) Beneficient USA (each operating subsidiary is further defined below). Ben Liquidity plans to operate a trust company that is a Kansas Technology Enabled Fiduciary Financial Institutions (“TEFFI”) authorized to serve as an alternative asset custodian, trustee and lender with statutory powers granted for each of these activities and permitting Ben Liquidity to provide fiduciary financing for certain of its customer liquidity transactions. Ben Custody Admin plans to operate a Texas trust company that is being organized to provide its customers with certain administrative, custodial and trustee products and specialized services focused on alternative asset investors. Ben Insurance has been chartered as a Bermuda based insurance company that plans to offer certain customized insurance products and services covering risks relating to owning, managing and transferring alternative assets. Ben Markets is in the regulatory process for acquiring a captive registered broker-dealer that would conduct certain of its activities attendant to offering a suite of products and services from the Beneficient family of companies. Certain of Ben LP’s operating subsidiary products and services involve or are offered to certain of the ExAlt Trusts (defined below), which are consolidated subsidiaries of Ben LP for financial reporting purposes (such trusts are and may individually be referred to as Custody Trusts, Collective Trusts, LiquidTrusts, and Funding Trusts). Beneficient USA employs a substantial majority of the executives and staff for Beneficient’s operating subsidiaries to which Beneficient USA provides administrative and technical services.
Beneficient’s primary operations, which commenced on September 1, 2017, consist of offering its liquidity and trust administration services to its customers, primarily through certain of Ben LP’s operating subsidiaries, Ben Liquidity, L.L.C and its subsidiaries (collectively, “Ben Liquidity”) and Ben Custody Admin, L.L.C. and its subsidiaries (collectively, “Ben Custody Admin”), respectively. Ben Liquidity offers simple, rapid and cost-effective liquidity products to its customers through the use of customized trust vehicles, (such trusts, the ExAlt Trusts), that facilitate the exchange of a customer’s alternative assets for consideration using a unique financing structure (such structure and process, the “ExAlt PlanTM”). The ExAlt Plan trademark was developed by Beneficient as a brand of liquidity and trust administration services designed for alternative asset investors, specifically MHNW and STMIs to “Ex”it “Alt”ernatives. A subsidiary of Ben Liquidity makes loans (each, an “ExAlt Loan”) to certain of the ExAlt Trusts, which employ the loan proceeds to acquire agreed upon consideration, which certain of the ExAlt Trusts deliver to customers in exchange for their alternative assets. Ben Liquidity generates interest and fee income earned in connection with the ExAlt Loans, which are collateralized by a portion of the cash flows from the exchanged alternative assets (the “Collateral”). Ben Custody Admin currently provides trust administration services to the trustees of certain of the ExAlt Trusts that own the exchanged alternative asset following liquidity transactions for fees payable quarterly. The Collateral supports the repayment of the ExAlt Loans plus any related interest and fees and trust administration service fees. Under the applicable trust and other agreements, certain charities are

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the ultimate beneficiaries of the ExAlt Trusts (the “Non-Controlling Interest Holders”). As ultimate beneficiaries of prior transactions, for every $0.95 paid to the lender (e.g., subsidiaries of Ben LP) on the ExAlt Loans, $0.05 is also paid to certain of the Non-Controlling Interest Holders. For periods following 2020, future Non-Controlling Interest Holders are structured to be paid $0.025 for every $0.975 paid to the fiduciary financial lender (e.g., subsidiaries of Ben LP) of the ExAlt Loans. Since Ben LP consolidates the ExAlt Trusts, Ben LP’s operating subsidiary’s ExAlt Loans and related interest and fee income are eliminated in the presentation of our consolidated financial statements but are recognized for purposes of the allocation of income (loss) to Beneficient’s equity holders.
Prior to January 1, 2021, Ben LP operated primarily through certain of its subsidiaries, that included (i) Beneficient Capital Company, L.L.C. (“BCC”), which offered liquidity products; (ii) Beneficient Administration and Clearing Company, L.L.C. (“BACC”), which provided services for private fund and trust administration; and (iii) other entities, including the ExAlt Trusts.
On December 31, 2020, a series of restructuring transactions occurred to better position certain of Ben LP’s subsidiaries for ongoing operations and future products and services, to capitalize PEN Indemnity Insurance Company, Ltd. (“Pen”) and to meet certain requirements of the Texas Department of Banking. These transactions had no impact to the consolidated financial statements. In connection with these transactions, BCC transferred all of its assets, which included, among other assets, its ExAlt Loans receivable, and liabilities, which included, among other liabilities, loans payable with respect to secured loans with HCLP Nominees, L.L.C., held as of December 31, 2020, to BCH. In order to capitalize Pen and enable it to offer insurance products and services to cover risks attendant to owning and managing alternative assets following approval from the Bermuda Monetary Authority (the “BMA”), BCH contributed to Pen certain of such ExAlt Loans receivable with an aggregate carrying value equal to $129.2 million. Likewise, BACC transferred all of its assets, which included its rights to perform fund trust administration services under certain trust and other agreements, and liabilities to BCH, which will perform such services until a Texas trust company charter is issued or the Kansas TEFFI trust company becomes operational.
Subsequent to December 31, 2020, Ben LP operates primarily through its business line operating subsidiaries, which provide, or will provide, Beneficient’s existing and planned products and services. These subsidiaries include (i) Ben Liquidity, which offers liquidity products; (ii) Ben Custody Admin, which provides services for fund and trust administration; (iii) Ben Insurance L.L.C., including its subsidiaries (collectively, “Ben Insurance”), which intends to offer insurance products and services covering risks attendant to owning, managing and transferring alternative assets; (iv) Ben Markets, L.L.C., including its subsidiaries (collectively, “Ben Markets”), which intends to provide broker-dealer services in connection with offering Beneficient’s liquidity products and services; and (vi) other entities, including the ExAlt Trusts, which operate for the benefit of the Non-Controlling Interest Holders. Beneficient’s financial products and services are presently offered through Ben Liquidity and Ben Custody Admin, and Beneficient plans to expand its capabilities under Ben Custody Admin and provide products and services through Ben Insurance and Ben Markets in the future.
Beneficient’s existing and planned products and services are designed to provide liquidity and trust solutions, support the tax and estate planning objectives of its MHNW customers, facilitate asset diversification or provide administrative management and reporting solutions tailored to the goals of investors of alternative investments.
Beneficient’s Regulatory Developments
In April 2021, the Kansas Legislature adopted, and the governor of Kansas signed into law, a bill that would allow for the chartering and creation of Kansas trust companies, known as TEFFIs, that provide fiduciary financing (e.g., lending to ExAlt Trusts), custodian and trustee services in all capacities pursuant to statutory fiduciary powers, to investors and other participants in the alternative assets market, as well as the establishment of alternative asset trusts. The legislation became effective on July 1, 2021, and designates an operating subsidiary of Ben LP, Beneficient Fiduciary Financial (“BFF”), as the pilot trust company under the TEFFI legislation. A conditional trust charter was issued by the Kansas Bank Commissioner to Beneficient on July 1, 2021 as discussed further in Note 23. Under the pilot program, Beneficient will not be authorized to exercise its fiduciary powers as a TEFFI until the earlier of the date the Kansas Bank Commissioner promulgates applicable rules and regulations or December 31, 2021. The bill also permits the Kansas Bank Commissioner to request a six-month extension of the pilot program period, which could delay Beneficient’s permission to exercise its fiduciary powers under the charter until July 1, 2022. In order to devote their time to serving as directors of the Beneficient TEFFI trust company, the directors of GWG Holdings who serve on the new TEFFI trust company Board of Directors resigned their membership, effective June 14, 2021, on GWG Holdings’ Board of Directors, which the Company believes is the highest and best use of

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

their available time and skills and will support the development of the Beneficient TEFFI trust company and the successful execution of Beneficient’s business plan.
Also, Beneficient’s charter application for custodian and trustee services remains in process at the Texas Department of Banking. If the charter is issued, the trust company would serve as custodian and trustee to one or more ExAlt Trusts. Similar or the same services may also be provided by Beneficient’s Kansas trust company TEFFI. Also, a subsidiary of Ben Insurance, Pen has applied for regulatory approval from the BMA to write fiduciary liability policies for managers and investors in alternative asset funds to cover losses from contractual indemnification and exculpation provisions arising under the governing documents of such funds. Further, on March 26, 2021, a Ben LP subsidiary, Beneficient Capital Markets, L.L.C (“Beneficient Capital Markets”) filed a Form BD with the Securities and Exchange Commission (“SEC”) to commence its application for broker-dealer registration. Upon registration and admittance as a Financial Industry Regulatory Authority (“FINRA”) member, Beneficient Capital Markets will conduct activities attendant to offering Beneficient’s products and services.
When the Kansas TEFFI trust company is authorized to exercise its fiduciary powers, Beneficient expects to be able to expand its operations and close an increased number of liquidity transactions. Additionally, once BMA regulatory approval is obtained and Beneficient Capital Markets is admitted as a FINRA member, Beneficient anticipates being able to offer its full suite of products and services.
The Exchange Transaction
On December 28, 2018 (the “Final Closing Date”), we completed a series of strategic exchanges of assets among GWG Holdings, GWG Life, Ben LP and certain trusts, each identified as an Exchange Trust formed during 2017 and 2018 (such trusts collectively, the “Seller Trusts”, which are a related party but are not among Ben LP’s consolidated trusts), pursuant to a Master Exchange Agreement among the parties (the “Exchange Transaction”). As a result of the Exchange Transaction, a number of securities were exchanged between the parties, including the following securities as of the Final Closing Date: the Seller Trusts acquired GWG Holdings’ L Bonds due 2023 (the “Seller Trust L Bonds”) in the aggregate principal amount of $366.9 million; the Seller Trusts acquired 27,013,516 shares of GWG Holdings’ common stock; GWG Holdings acquired 40,505,279 common units of Ben LP (the “Common Units”); and GWG Holdings acquired the right to obtain additional Common Units or other property that would be received by a holder of Preferred Series A Subclass 1 Unit Accounts of BCH pursuant to an option issued by Ben LP (the “Option Agreement”). In addition, in connection with the Exchange Transaction, Ben LP, as borrower, entered into a commercial loan agreement (the “Commercial Loan Agreement”) with GWG Life, as lender, providing for a loan in a principal amount of $192.5 million as of the Final Closing Date (the “Commercial Loan”).
Description of the Assets Exchanged
Seller Trust L Bonds
On August 10, 2018, in connection with the initial transfer of the Exchange Transaction, GWG Holdings, GWG Life and Bank of Utah, as trustee, entered into a Supplemental Indenture (the “L Bond Supplemental Indenture”) to the Amended and Restated Indenture dated as of October 23, 2017 (the “Amended and Restated Indenture”). GWG Holdings entered into the L Bond Supplemental Indenture to add and modify certain provisions of the Amended and Restated Indenture necessary to provide for the issuance of the Seller Trust L Bonds. The maturity date of the Seller Trust L Bonds is August 9, 2023. The Seller Trust L Bonds bear interest at 7.5% per year. Interest is payable monthly in cash.
As the second anniversary of the Final Closing Date has passed, the holders of the Seller Trust L Bonds now have the right to cause GWG Holdings to repurchase, in whole but not in part, the Seller Trust L Bonds held by such holder. The repurchase may be paid, at GWG Holdings’ option, in the form of cash, a pro rata portion of (i) the outstanding principal amount and accrued and unpaid interest under the Commercial Loan, and (ii) Common Units, or a combination of cash and such property.
The Seller Trust L Bonds are senior secured obligations of GWG Holdings, ranking junior only to all senior debt of GWG Holdings, pari passu in right of payment and in respect of collateral with all “L Bonds” of GWG Holdings, and senior in right of payment to all subordinated indebtedness of GWG Holdings. See Note 10 for additional discussion of the outstanding debt of GWG Holdings. Payments under the Seller Trust L Bonds are guaranteed by GWG Life (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations).

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As result of the Collateral Swap (discussed and defined below) on September 30, 2020, $94.8 million of Seller Trusts L Bonds are eliminated upon consolidation.
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
In accordance with the L Bond Supplemental Indenture governing the issuance of the Seller Trust L Bonds, upon a redemption event or at the maturity date of the Seller Trust L Bonds, GWG Holdings, at its option, may use the outstanding principal amount of the Commercial Loan, and accrued and unpaid interest thereon, as repayment consideration of the Seller Trust L Bonds.

The Commercial Loan and its related interest are eliminated upon consolidation.
Option Agreement
In connection with the Exchange Transaction, GWG Holdings entered into the Option Agreement with Ben LP. The Option Agreement gave GWG Holdings the option to acquire the number of Common Units or other property that would be received by the holder of Preferred Series A Subclass 1 Unit Accounts of BCH pursuant to an option issued by Ben LP, if such holder were converting on that date. There was no exercise price and GWG Holdings could exercise the option at any time until December 27, 2028, at which time the option automatically settled.
Effective August 11, 2020, as a result of the Exchange Agreement entered into by the parties on December 31, 2019 (discussed below), and the mutual agreement of the parties, the Option Agreement was exercised under the provisions of the Option Agreement. As such, GWG Holdings received $57.5 million of Common Units at a price per unit equal to $12.50 per unit. The exercise of the Option Agreement had no impact on the Company’s consolidated financial statements as it is eliminated in consolidation.
Common Units of Ben LP
In connection with the Exchange Transaction, the Seller Trusts and Beneficient delivered to GWG Holdings 40,505,279 Common Units. These units represented an approximate 89.9% interest in the Common Units as of the Final Closing Date (although, on a fully diluted basis, GWG Holdings’ ownership interest in Common Units would be reduced significantly below a majority of those issued and outstanding). These amounts eliminate upon consolidation.
Purchase and Contribution Agreement
On April 15, 2019, Jon R. Sabes, the former Chief Executive Officer and a former director of GWG Holdings, and Steven F. Sabes, the former Executive Vice President and a former director of GWG Holdings, entered into a Purchase and Contribution Agreement (the “Purchase and Contribution Agreement”) with, among others, Ben LP. Under the Purchase and Contribution Agreement, Jon and Steven Sabes agreed to transfer all 3,952,155 of the shares of GWG Holdings’ outstanding common stock held directly or indirectly by them to BCC (a subsidiary of Ben LP) and AltiVerse Capital Markets, L.L.C. (“AltiVerse”). AltiVerse is a limited liability company owned by an entity related to Beneficient’s initial investors (the “Ben Initial Investors”), including Brad K. Heppner (GWG Holdings’ former Chairman, who served in such capacity from April 26, 2019 to June 14, 2021, and Beneficient’s current Chief Executive Officer and Chairman), and an entity related to Thomas O. Hicks (one of Beneficient’s current directors and a former director of GWG Holdings). GWG Holdings was not a party to the Purchase Agreement; however, the closing of the transactions contemplated by the Purchase and Contribution Agreement (the “Purchase and Contribution Transaction”) were subject to certain conditions that were dependent upon GWG Holdings taking, or refraining from taking, certain actions. The closing of the Purchase and Contribution Transaction occurred on April 26, 2019.

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
Promissory Note - ExAlt Trusts
On May 31, 2019, GWG Life entered into a Promissory Note (the “Promissory Note”), made by Jeffrey S. Hinkle and Dr. John A. Stahl, not in their individual capacity but solely as trustees of certain of The LT-1 LiquidTrust, The LT-2 LiquidTrust, The LT-5 LiquidTrust, The LT-7 LiquidTrust, The LT-8 LiquidTrust, and The LT-9 LiquidTrust, (collectively, the “Borrowers”). Pursuant to the terms of the Promissory Note, GWG Life funded a term loan to the Borrowers in an aggregate principal amount of $65.0 million (the “Loan”). The Loan was made pursuant to GWG’s strategy to further diversify into alternative assets (beyond life insurance) and ancillary businesses and was intended to better position Beneficient’s balance sheet, working capital and liquidity profile to satisfy anticipated Texas Department of Banking regulatory requirements. The Loan bears interest at 7.0% per annum, with interest payable at maturity, and matures on June 30, 2023. As of December 31, 2019, the Borrowers became consolidated subsidiaries of GWG Holdings as a result of the Investment Agreement (described below). Accordingly, the Promissory Note and related accrued interest, are eliminated upon consolidation as of that date.
On September 30, 2020, GWG Holdings, GWG Life, BCH, Ben LP, BCC, and the Borrowers entered into an agreement (the “Promissory Note Repayment”) by which the parties agreed to repay the Promissory Note and any related accrued interest for a $75.0 million Preferred Series C Unit Account (the “Preferred C”) of BCH that Ben LP issued to the Borrowers. The $75.0 million of Preferred C received by GWG Life was transferred to GWG Holdings upon execution of the Promissory Note conversion, which increased GWG Holdings’ ownership percentage in Ben LP. As part of the agreement, if Beneficient has not received a trust company charter as of the one-year anniversary of the Promissory Note conversion, or if no trust company charter filing is still pending or in the process of being refiled, GWG Holdings would receive an additional $5.0 million of Preferred C. The carrying value of the Promissory Note on September 30, 2020, immediately prior to the transaction, net of a fair value adjustment and with accrued and unpaid interest thereon, was $65.1 million.
Other than the $8.1 million decrease to noncontrolling interest, which represents the required rebalancing of equity driven from the change in GWG Holdings’ ownership percentage, any impacts of the Promissory Note conversion are eliminated upon consolidation.
The Investment and Exchange Agreements
On December 31, 2019, GWG Holdings obtained control over Ben LP pursuant to a Preferred Series A Unit Account and Common Unit Investment Agreement, by and among GWG Holdings, Ben LP, BCH, and Beneficient Management (the “Investment Agreement”), which resulted in the consolidation of GWG Holdings and Ben LP for accounting and financial reporting purposes.
Pursuant to the Investment Agreement, GWG Holdings transferred $79.0 million to Ben LP in return for 666,667 Common Units and a Preferred Series A Subclass 1 Unit Account of BCH.
In connection with the Investment Agreement, GWG Holdings obtained the right to appoint a majority of the board of directors of Beneficient Management, the general partner of Ben LP. As a result, GWG Holdings obtained control of Ben LP and began reporting the results of Ben LP and its subsidiaries on a consolidated basis beginning on the transaction date of December 31, 2019. See Note 4 for more details on the accounting for the consolidation. GWG Holdings’ right to appoint a majority of the board of directors of Beneficient Management will terminate in the event (i) GWG Holdings’ ownership of the fully diluted equity of Ben LP (excluding equity issued upon the conversion or exchange of Preferred Series A Unit Accounts of BCH held as of December 31, 2019 by parties other than GWG Holdings) is less than 25%, (ii) the Continuing Directors of GWG Holdings cease to constitute a majority of the board of directors of GWG Holdings, or (iii) certain bankruptcy events occur with respect to GWG Holdings. The term “Continuing Directors” means, as of any date of determination, any member of the board of directors of GWG Holdings who: (1) was a member of the board of directors of GWG Holdings on December 31, 2019; or (2) was nominated for election or elected to the board of directors of GWG

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Holdings with the approval of a majority of the Continuing Directors who were members of the board of directors of GWG Holdings at the time of such nomination or election.
Following the transaction, and as agreed upon in the Investment Agreement, GWG Holdings was issued an initial capital account balance for the Preferred Series A Subclass 1 Unit Account of $319.0 million. The other holders of the Preferred Series A Subclass 1 Unit Accounts are an entity related to the Ben Initial Investors and an entity related to one of Beneficient’s directors who is also a former director of GWG Holdings (the “Related Account Holders”). The parties to the Investment Agreement agreed that the aggregate capital accounts of all holders of the Preferred Series A Subclass 1 Unit Accounts after giving effect to the investment by GWG Holdings was $1.6 billion. GWG Holdings’ Preferred Series A Subclass 1 Unit Account is the same class of preferred security as held by the Related Account Holders. If the Related Account Holders exchange their Preferred Series A Subclass 1 Unit Accounts for securities of GWG Holdings, the Preferred Series A Subclass 1 Unit Account of GWG Holdings would be converted into Common Units (so neither GWG Holdings nor the founders would hold Preferred Series A Subclass 1 Unit Accounts).
Also, on December 31, 2019, in a transaction related to the Investment Agreement, GWG Holdings transferred its interest in the Preferred Series A Subclass 1 Unit Account to its wholly owned subsidiary, GWG Life.
In addition, on December 31, 2019, GWG Holdings, Ben LP and the holders of Common Units entered into an Exchange Agreement (the “Exchange Agreement”) pursuant to which the holders of Common Units from time to time have the right, on a quarterly basis, to exchange their Common Units for common stock of GWG Holdings. The exchange ratio in the Exchange Agreement is based on the ratio of the capital account associated with the Common Units to be exchanged to the market price of GWG Holdings’ common stock based on the volume weighted average price of GWG Holdings’ common stock for the five consecutive trading days prior to the quarterly exchange date. The Exchange Agreement is intended to facilitate the marketing of Ben LP’s products to holders of alternative assets.
Preferred Series C Unit Purchase Agreement
On July 15, 2020, GWG Holdings entered into a Preferred Series C Unit Purchase Agreement (“UPA”) with Ben LP and BCH. The UPA was reviewed and approved by the then constituted independent Special Committee of the Board of Directors of GWG Holdings.
Pursuant to the UPA, and provided it has adequate liquidity, GWG Holdings has agreed to make capital contributions from time to time to BCH in exchange for Preferred Series C Unit Accounts of BCH during a purchasing period commencing on the date of the UPA and continuing until the earlier of (i) the occurrence of a Change of Control Event (as defined below) and (ii) the mutual agreement of the parties (the “Purchasing Period”). A “Change of Control Event” shall mean (A) the occurrence of an event that results in GWG Holdings’ ownership of the fully diluted equity of Ben LP is less than 25%, the Continuing Directors (as defined below) of GWG Holdings cease to constitute a majority of the board of directors of GWG Holdings, or certain bankruptcy events occur with respect to GWG Holdings, and (B) the listing of Common Units on a national securities exchange (a “Public Listing”). The term “Continuing Directors” means, as of any date of determination, any member of the board of directors of GWG Holdings who: (1) was a member of the board of directors of GWG Holdings on December 31, 2019; or (2) was nominated for election or elected to the board of directors of GWG Holdings with the approval of a majority of the Continuing Directors who were members of the board of directors of GWG Holdings at the time of such nomination or election.
If, on or prior to the end of the Purchasing Period, a Public Listing occurs, the BCH Purchased Units shall be automatically exchanged for Common Units, or another unit of Ben LP, as the parties may mutually agree (the “Beneficient Units”), at the lower of (i) the volume-weighted average of the Beneficient Units for the 20 trading days following the Public Listing, and (ii) $12.75.
In addition, at any time following the Effective Date, all or some of the Preferred Series C Unit Accounts purchased under the UPA may be exchanged for Beneficient Units at the option of GWG Holdings (exercised by a special committee of the Board of Directors or, if such committee is no longer in place, the appropriate governing body of GWG Holdings); provided that, if GWG Holdings exchanges less than all of the Preferred Series C Unit Accounts purchased under the UPA, then, immediately after giving effect to such exchange, GWG Holdings shall be required to continue to hold Preferred Series C Unit Accounts with a capital account that is at least $10.0 million. The exchange price for such Beneficient Units shall be determined by third-party valuation agents selected by GWG Holdings and Beneficient.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contribution and Exchange Agreement
On September 30, 2020, certain of the ExAlt Trusts (collectively, the “Participating ExAlt Trusts”), at the sole direction of John A. Stahl, independent trustee of each such trust, with the intention of protecting the value of certain assets of the Participating ExAlt Trusts underlying part of the Collateral portfolio, the Participating ExAlt Trusts entered into that certain Contribution and Exchange Agreement with certain of the Seller Trusts, (collectively, the Participating Exchange Trusts), each of which entered into such agreement at the direction of its applicable trust advisor and by and through its applicable corporate trustee (the “Contribution and Exchange Agreement). Under the Contribution and Exchange Agreement, the Participating Exchange Trusts agreed to exchange 9,837,264 shares of GWG Holdings’ common stock valued at $84.6 million, 543,874 shares of Common Units valued at $6.8 million, and GWG Holdings’ L Bonds due 2023 in the aggregate principal amount of $94.8 million to the Participating ExAlt Trusts for $94.3 million in net asset value of the alternative asset investments held by the Participating ExAlt Trusts. This transaction (the “Collateral Swap”) resulted in GWG Holdings, after the effects of eliminations upon consolidation, recognizing an additional $42.9 million of treasury stock, $3.4 million of additional noncontrolling interest, and $46.8 million of a deemed capital contribution from a related party.
The Exchange Transaction, the Purchase and Contribution Transaction, the Promissory Note, the Investment and Exchange Agreements, the UPA, and the Collateral Swap, are referred to collectively as the “Beneficient Transactions.”

Going Concern
To meet the Company’s future capital needs, the Company may need to raise additional debt or equity financing. While the Company has historically been able to raise additional capital through issuance of debt and/or equity, the Company cannot guarantee that it will be able to secure additional financing or will otherwise be able to meet is ongoing obligations. These factors, in combination with the potential NASDAQ delisting and our current inability to sell L Bonds as discussed below under the heading “Liquidity and Capital Resources”, our significant recurring losses from operations, negative cash flows from operations, delays in executing our business plans, and any potential negative outcome from the ongoing SEC investigation discussed elsewhere in this Form 10-K and in Note 18 to these consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern within one year after these financial statements are issued.
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Liquidity and Capital Resources
As of December 31, 2020, we had cash, cash equivalents, and restricted cash of $124.2 million. We generated net losses from operations for the years ended December 31, 2020 and 2019 totaling $208.5 million and $151.5 million. As of October 15, 2021, we had combined cash, cash equivalents, and restricted cash of $54.3 million. Besides funding operating expenditures, we are obligated to pay other items such as interest payments and debt maturities, and preferred stock dividends and redemptions.
We have historically financed our businesses primarily through a combination of L Bond sales, preferred stock sales, the LNV Credit Facility (as discussed further in Note 10) , and the NF Credit Facility (as discussed further in Note 23). We have also financed our business through proceeds from life insurance policy benefit receipts, cash distributions from the ExAlt Trusts’ alternative asset portfolio, dividends and interest on investments, and Beneficient’s debt due to related parties. We have traditionally used proceeds from these sources for policy acquisition, policy premiums and servicing costs, working capital and financing expenditures including paying principal, interest and dividends. We have also used proceeds to allocate capital to Beneficient; however, if Ben LP becomes an independent company pursuant to the terms of the Term Sheet discussed above and in Note 23, the Company expects that Ben LP would reduce its reliance on GWG Holdings to fund its operations and would raise future capital from other sources. Ben LP’s capital raising efforts and participation in liquidity transactions may include the issuance of equity or debt of Ben LP or one of its subsidiaries, and the newly issued securities may be dilutive to GWG Holdings’ and GWG Life’s investments in Ben LP and BCH and may include preferential terms relative to GWG Holdings’ and GWG Life’s investments in Ben LP and BCH, as applicable.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We currently fund our business primarily with debt that generally has a shorter duration than the duration of our long-term assets. The resulting asset/liability mismatch can result in a liquidity shortfall if we are unable to renew maturing short term debt or secure suitable additional financing. In such a situation, we could be forced to sell assets at less than optimal (distressed) prices. Substantially all of our life insurance policies are pledged as collateral under the LNV Credit Facility and the NF Credit Facility and we would not be able to dispose of them without compliance with the terms of those credit facilities. We heavily rely on GWG Holdings’ L Bond offering to fund our business operations, including, among other things, interest and principal payments on the existing L Bonds and capital allocations to Beneficient. We temporarily suspended the offering of GWG Holdings’ L Bonds, commencing April 16, 2021, as a result of our delay in filing certain periodic reports with the SEC, including this 2020 Form 10-K, and were required to seek alternative sources of capital.
As a result of the suspension of GWG Holdings’ L Bond offering, on June 28, 2021, we pledged additional life insurance policies as collateral and received an additional advance of $51.2 million under the Third Amended Facility. Subsequently, on August 11 2021, we entered into the NF Credit Agreement and received a one-time advance of $107.6 million. Approximately $56.7 million of such advanced amount was used to pay off the remaining amount due, including interest and penalties, under the Third Amended Facility and the additional pledged life insurance policies used as collateral for the Third Amended Facility were released and pledged under the NF Credit Facility. Further, on September 7, 2021, DLP IV entered into the Fourth Amended Facility, that replaced the aforementioned Third Amended Facility. The Fourth Amended Facility resulted in an additional advance of $30.3 million from LNV Corporation, with no additional pledged collateral. All of the aforementioned transactions that occurred subsequent to December 31, 2020, are described in more detail in Note 23.
Primarily due to the current suspension of GWG Holdings’ L Bond offering, the Company may require additional capital to continue its operations over the next twelve months if our ability to sell L Bonds dissipates, or if we are forced to suspend the L Bond offering. However, the Company may not be able to obtain additional borrowings under existing debt facilities or new borrowings with other third-party lenders. To the extent that GWG Holdings or its subsidiaries raise additional capital through the future issuance of debt, the terms of those debt securities may include terms that adversely affect the rights of our existing debt and/or equity holders or involve negative covenants that restrict GWG Holdings’ ability to take specific actions, such as incurring additional debt or making additional investments in growing the operations of the Company. If GWG Holdings is unable to fund its operations and other obligations, or defaults on its debt, then the Company will be required to either i) sell assets to provide sufficient funding, ii) exercise our right to decline requests for early L Bond redemptions or redemptions of preferred stock, or iii) to raise additional capital through the sale of equity and the ownership interest of our equity holders may be diluted. Substantially all of our life insurance policies are pledged as collateral under the LNV Credit Facility and the NF Credit Facility and we would not be able to dispose of them without compliance with the terms of those credit facilities.
We anticipate recommencing the offering of GWG Holdings’ L Bonds once we become current with our filing obligations and satisfy applicable NASDAQ listing requirements. Once we become current with our filing obligations with respect to the L Bonds, we may be limited in the origination channels in which we sell our L Bonds in the event that we are unable to meet the applicable NASDAQ listing requirements in a timely manner, which could result in the L Bonds no longer being “covered securities” for federal securities law purposes which would subject the offer and sale of L Bonds to potentially extensive state “blue sky” securities law requirements. If for any reason we are forced to suspend GWG Holdings’ L Bond offering, are limited in our origination channels in which we sell our L Bonds, or demand for GWG Holdings’ L bonds dissipates, our business would be adversely impacted and our ability to service and repay our debt obligations, much of which is short term, would be compromised, thereby negatively affecting our business prospects and viability.
We had $97.4 million borrowing base capacity, excluding any potential capacity for premiums and servicing costs, under the LNV Credit Facility as of December 31, 2020. Additional future borrowing base capacity for premiums and servicing costs, created as the premiums and servicing costs of pledged life insurance policies become due and by additional policy pledges to the facility, if any, exists under the LNV Credit Facility at the sole discretion of the lender. The LNV Credit Facility has certain financial and nonfinancial covenants, and we were in compliance with these debt covenants as of December 31, 2020, and December 31, 2019, and continue to be so as of the filing date of this report. Subsequent to December 31, 2020, we received additional advances through amendments to the LNV Credit Facility and entered in to the NF Credit Facility (as described in more detail above and in Note 23).
Beneficient is obligated to make debt payments totaling $74.5 million on certain outstanding borrowings through May 30, 2022 under the terms of the Amendment No. 1 to the Second Amended and Restated Credit Agreements as discussed further in Note 23. Primarily due to both the forthcoming debt payments under the Credit Agreement and Second Lien Credit

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Agreement and the anticipated deconsolidation of Beneficient from GWG Holdings, as discussed in Note 23, which is expected to result in reduced reliance by Beneficient on GWG Holdings to fund its operations, Beneficient will require additional liquidity to continue its operations over the next twelve months. We expect Beneficient to satisfy these obligations and fund its operations through anticipated operating cash flows, proceeds from distributions on the alternative assets portfolio, additional investments into Beneficient by GWG Holdings and/or other parties and, potentially refinancing with other third-party lenders some or all of the existing borrowings due prior to their maturity. Beneficient is currently in the process of raising additional equity, which is anticipated to close during the fourth quarter of 2021 and/or the first quarter of 2022.

Beneficient may not be able to refinance or obtain additional financing on terms favorable to the Company, or at all. To the extent that Beneficient raises additional capital through the future sale of equity or debt, the ownership interest of its existing equity holders may be diluted. The terms of these future equity or debt securities may include liquidation or other preferences that adversely affect the rights of its existing equity unitholders or involve negative covenants that restrict Beneficient’s ability to take specific actions, such as incurring additional debt or making additional investments in growing its operations. If Beneficient defaults on these borrowings, then it will be required to either i) sell assets to repay these loans or ii) to raise additional capital through the sale of equity and the ownership interest of our equity holders may be diluted. Moreover, if Beneficient were to sell assets to avoid a default of these borrowings, then the price at which Beneficient sold such assets may not reflect the carrying value of those assets as reflected in our consolidated financial statements, especially in the event of a bulk or distressed sale.
On November 11, 2019, GWG Holdings contributed the common stock and membership interests of its then wholly-owned FOXO Labs and FOXO Life subsidiaries to FOXO in exchange for a membership interest in the entity. On November 13, 2020, FOXO BioScience LLC converted to a corporation and is now known as FOXO Technologies Inc. With the corporate conversion, GWG Holdings’ previous membership interest in the LLC converted to preferred equity. GWG Holdings has contributed $16.2 million in cash to FOXO through December 31, 2020, and is committed to contribute an additional $3.8 million to the entity through October 2021, all of which was contributed by such date.
(2) Summary of Significant Accounting Policies
Restatement — The Company is restating its previously issued (i) consolidated balance sheet as of December 31, 2019, (ii) the consolidated statement of operations, (iii) the consolidated statement of changes in stockholders’ equity, and (iv) the consolidated statement of cash flows for the year ended December 31, 2019, included in its Annual Report on Form 10-K for the year ended December 31, 2019, (the “Restatement”). The Restatement also impacted each of the quarters for the periods beginning with GWG Holdings, Inc.’s consolidation with The Beneficient Company Group, L.P. (“Ben LP,” including all of the subsidiaries it may have from time to time — “Beneficient”) as of December 31, 2019 through the quarter ended September 30, 2020.
The impact of the Restatement is included in this 2020 Form 10-K, and is more specifically described in Notes 21 and 22. Additionally, the impacts of the Restatement have been reflected throughout the financial statements, including the applicable footnotes.
Other Corrections — In addition to the Restatement items, the Company has corrected other items, which had been previously identified and determined to be immaterial pursuant to Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections and Staff Accounting Bulletin (“SAB”) No. 99, Materiality. While these other adjustments are both quantitatively and qualitatively immaterial, individually and in the aggregate, because we are correcting for the Restatement items, we have decided to correct these other adjustments as well.

Specifically, the Company reassessed its valuation allowance against its deferred tax assets and determined it will no longer utilize the reversal of a temporary difference related to the Company's preferred equity ownership in Beneficient, until such time as the preferred equity is no longer constrained, as a source of income to realize existing deferred tax assets related to the net operating loss and Section 163(j) limitations. The net deferred tax liability presented in the Company’s consolidated balance sheets is specifically related to GWG Life’s investment in the Preferred Series A Subclass 1 Unit Accounts resulting from the Investment Agreement described in Note 1. The disposition of this investment is constrained by the Pledge and Security Agreement in favor of the holders of the L Bonds of GWG Holdings. As such, the timing of recognition of the necessary taxable income related to this investment and the future reversal of this temporary difference cannot be predicted. The changes in the valuation allowance are reflected in the restatement tables presented in Notes 21 and 22.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company has interests in various entities including, but not limited to, corporations and limited partnerships. For each such entity, the Company evaluates its ownership interest to determine whether the entity is a variable interest entity (“VIE”) and, if so, whether it is the primary beneficiary of the VIE. The Company would consolidate any entity for which it was the primary beneficiary, regardless of its ownership or voting interests. Upon inception of a variable interest or the occurrence of a reconsideration event, the Company makes judgments in determining whether entities in which it invests are VIEs. If so, the Company makes judgments to determine whether it is the primary beneficiary and is thus required to consolidate the entity. Ownership interests in entities for which the Company has significant influence that are not consolidated under the Company’s consolidation policy are accounted for as equity method investments.

The entities for which the ExAlt Plan Trusts hold an ownership interest are investment companies (i.e., funds) under ASC 946. Thus, the investments in non-investment companies made by these funds are accounted for in accordance with ASC 946 and are not subject to consolidation or the disclosure requirements of ASC 810. Moreover, further consolidation provisions of ASC 946 are not applicable to Beneficient since these investment companies do not have an investment in an operating entity that provides services to the investment company or to Beneficient.
Related party transactions between the Company and its equity method investees have not been eliminated.
Use of Estimates — The preparation of our consolidated financial statements in conformity with GAAP requires management to make significant estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue during the reporting period. Management regularly evaluates estimates and assumptions, which are based on current facts, historical experience, management’s judgment, and various other factors that we believe to be reasonable under the circumstances. Our actual results may differ materially and adversely from our estimates. Material estimates that are particularly susceptible to change, in the near term, relate to: (1) determining the assumptions used in estimating the fair value of our investments in life insurance policies, (2) determining the grant date fair value for equity-based compensation awards, (3) determination of the allowance for loan losses as an input to the allocation of income (loss) to Beneficient’s equity holders, and (4) evaluation of potential impairment of goodwill and other intangibles. Periodically, we make significant estimates in assessing the fair value of assets acquired and consideration given in return for those assets, which are used to establish the initial recorded values of such assets in accordance with ASC 805, Business Combinations. Under ASC 805, the consideration paid in an asset acquisition is allocated among the assets acquired based on their relative fair values at acquisition date. In relation to the Investment and Exchange Agreements, relative fair values obtained from a third-party valuation firm were used to calculate the amounts recorded for the assets acquired and liabilities assumed at their acquisition dates as more fully described in Note 4.
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
Cash, cash equivalents and restricted cash on our consolidated statements of cash flows include cash and cash equivalents and restricted cash of $85.2 million and $38.9 million and $82.3 million and $33.5 million as of December 31, 2020 and 2019, respectively. See Note 3 for a discussion of restrictions on cash.
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

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Life insurance premium payments are considered operating cash flows and are included in the net income (loss) line item in the consolidated statements of cash flows. The portion of proceeds received from policy maturities that represents the carrying value of the policy is reported in return of investment for matured life insurance policies in the consolidated statements of cash flows.
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
We reserve for policy benefits when it becomes probable that we will not collect the full amount of the policy benefit. The reserve requirements are based on the best facts available to us and are re-evaluated and adjusted as additional information becomes available. Uncollectible policy benefits are written off against the reserves when it is deemed that a policy amount is uncollectible. As of December 31, 2020 and 2019, there was no allowance for uncollectible life insurance policy benefits receivable.
Other Assets — Other assets consist of investment in put options, fixed assets, intangible assets, prepaid expenses, operating lease right-of-use assets, and other receivables.
Investment in Alternative Assets, at Fair Value — Investments in alternative assets represent the ownership interests in alternative assets, predominately private equity funds, held by certain of the ExAlt Trusts, either through direct ownership or a beneficial interest. ASC Topic 820, Fair Value Measurement, permits, as a practical expedient, to estimate the fair value of these types of investments based on the net asset value (“NAV”) per share, or its equivalent, if the NAV of such investments is calculated in a manner consistent with the measurement principles of ASC 946, Financial Services – Investment Companies. The Company has elected to use NAV as a practical expedient to measure the fair value of these investments. These investments are valued based on the most recent available information, which typically has a delay due to the timing of financial information received from the individual investments. Accordingly, in determining the value of the investment, we may consider whether adjustments to the NAV are necessary in certain circumstances in which management is aware of material events that affect the value of the investments during the intervening period. Changes in NAV are recorded within investment income (loss) on our consolidated statements of operations.
Equity Method Investments — Other than the investments in alternative assets, which use NAV as a practical expedient, the Company accounts for investments in common stock or in-substance common stock in which we have the ability to exercise significant influence, but do not own a controlling financial interest, under the equity method of accounting. Investments within the scope of the equity method of accounting are initially measured at cost, including the cost of the investment itself and direct transaction costs incurred to acquire the investment. After the initial recognition of the investment at cost, we recognize income and losses from our investment by adjusting upward or downward the balance of our equity method investment on our consolidated balance sheet with such adjustments, if any, flowing through earnings (loss) from equity method investment on our consolidated statement of operations, in all cases adjusted to reflect amortization of basis differences, if any, and the elimination of intercompany gains and losses, if any. Cash distributions received from equity method investees are recorded as reductions to the investment balance and classified in the statement of cash flows using the cumulative earnings approach.
Equity method investments are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the investment might not be recoverable. These circumstances can include, but are not limited to evidence that we

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
For more information on equity method investments, see Note 8.
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
Equity-based Compensation — The Company measures and recognizes compensation expense for all equity-based payments at fair value on the grant date over the requisite service period. New shares of common are issued for stock option exercises. GWG Holdings uses the Black-Scholes option pricing model to determine the fair value of stock options and stock appreciation rights. For restricted stock grants (including restricted stock units), fair value is determined as of the closing price of GWG Holdings’ common stock on the date of grant.
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
Equity-based compensation expense is recorded in employee compensation and benefits in the consolidated statements of operations.
Deferred Financing and Issuance Costs — Loans advanced to us under the second amended and restated senior credit facility with LNV Corporation (as amended from time to time, “LNV Credit Facility”), as described in Note 10, are reported net of financing costs, including issuance costs, sales commissions and other direct expenses, which are amortized using the straight-line method over the term of the facility. The L Bonds, as described in Note 10, are reported net of financing costs, which are amortized using the effective interest method over the term of those borrowings. Beneficient’s first and second lien credit agreements, as described in Note 10, are reported net of financing costs, which are amortized using the effective interest method over the term of those borrowings.
Selling and issuance costs of Redeemable Preferred Stock (“RPS”) and Series 2 Redeemable Preferred Stock (“RPS 2”), described in Note 11, are netted against additional paid-in capital, until depleted, and then against the outstanding balance of the preferred stock. The offerings of GWG Holdings’ RPS and RPS 2 closed in March 2017 and April 2018, respectively. There were no issuance costs associated with the August 2018 issuance of the Series B Convertible Preferred Stock.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Goodwill and Other Intangibles — Goodwill of $2.4 billion and intangible assets of $3.4 million were recognized as a result of the business combination related to the Investment and Exchange Agreements on December 31, 2019 (see Note 4). Intangible assets are included in other assets in the Company’s consolidated balance sheets. The Company accounts for goodwill and intangible assets in accordance with ASC Topic 350, Intangibles – Goodwill and Other. The amount of goodwill recorded is based on the fair value of the acquired entity at the time of acquisition. Management performs goodwill and intangible asset impairment testing annually, as of October 1, or when events occur, or circumstances change that would more likely than not indicate impairment has occurred. Goodwill impairment exists when the carrying value of goodwill exceeds its implied fair value.
For 2020, the annual goodwill impairment analysis did not result in any impairment charges. Our impairment evaluation included a qualitative assessment, which considered whether there were indicators of potential impairment following the recent completion of the business combination accounting. In addition, our evaluation included a quantitative analysis, which included multiple assumptions, including estimated discounted cash flows and other estimates that may change over time. For example, a key assumption in determining the fair value of our reporting units is forecasting free cash flow generated by our business over the next five years and includes assumptions regarding expected growth of new service offerings and products. While our assumption reflects management’s best estimates of future performance, the estimates assume Beneficient capturing a significant market share of liquidity transactions during the next five years leading to a substantial rate of growth of new service offerings and products, revenues and assets over the next five years ending December 31, 2025. These estimations are uncertain to occur, and to the extent the Company falls short of achieving our expected growth in revenues and assets over the next four years, material impairments of our goodwill may occur in the near term. For example, a 15% decline in our annual projected volume of liquidity transactions reflected in the Company’s forecasts would require impairments to begin to be recorded assuming all other assumptions on which the forecasts are built remain constant. Because the Company’s forecasts are predicated on estimating future volume for new service offerings and products, the Company’s actual future volume of liquidity transactions reflected in the Company’s forecasts may fall short of management’s forecasts by 15% or greater and may result in a partial or full write down of our goodwill balance, which totaled $2.4 billion at December 31, 2020. In light of Beneficient’s significant recurring losses from operations, negative cash flows from operations, and delays in executing its business plans, there could be potential triggering events identified and resulting impairment of goodwill recorded during the annual impairment test during the fourth quarter of 2021. While management can and has implemented strategies to address these events, changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that would trigger future impairment charges of the reporting unit's goodwill balance.
Intangible assets include an insurance license and a non-compete agreement. Finite-lived intangibles are stated at cost less accumulated amortization. Amortization is recorded using the straight-line method, which approximates the expected pattern of economic benefit, over the estimated lives of the assets. The insurance license intangible has an indefinite life and is evaluated for impairment annually. The non-compete agreement is amortized over its estimated useful life of two years and is evaluated for impairment when indicators of impairment are present as outlined in the subsequent paragraph.
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

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Repurchase Option — Beneficient determined that a provision of the Exchange Trust agreements, of which such trust is not among the consolidated trusts of Ben LP, executed as part of its initial capitalization whereby the holder of the beneficial interest can repurchase the senior beneficial interest in a certain ExAlt Trust from its holder, at any time up to 3 years from the initial transaction date, represents an equity contract liability that it has elected to account for utilizing the fair value option in accordance with accounting standards applicable to financial instruments. The repurchase options were provided to each Exchange Trust for no consideration. As of the date of establishment of these ExAlt Trusts in 2017 and 2018, Beneficient measured the fair value of the repurchase options and recorded the amount of repurchase options in the consolidated balance sheets with the recognition of transaction expense of a corresponding amount. The repurchase options are recorded at fair value with changes in fair value recorded in net income (loss) in the consolidated statements of operations. Adjustments to the fair value of the repurchase options are recognized within investment income in the consolidated statements of operations. ExAlt PlanTM transactions, other than those executed in the initial capitalization, do not include a repurchase provision.
The primary reasons that management elected to record the repurchase options at fair value included reflecting the economic events in earnings on a timely basis and mitigating volatility in earnings from using different measurement attributes. Refer to Note 7 for additional information.
Income Taxes — GWG Holdings is a corporation for tax purposes. Certain of GWG Holdings’ subsidiaries operate in the U.S. as partnerships for U.S. federal income tax purposes. In addition, certain of the wholly-owned subsidiaries of GWG Holdings will be subject to federal, state, and local corporate income taxes at the entity level and the related tax provision attributable to the Company’s share of this income tax is reflected in the consolidated financial statements. Income taxes are accounted for using the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis, using tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current and deferred tax liabilities, if any, are recorded within accounts payable and accrued expenses and other liabilities in the consolidated balance sheets. The Company analyzes its tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. The Company records uncertain tax positions on the basis of a two-step process: (a) determination is made whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position, and (b) those tax positions that meet the more likely than not threshold are recognized as the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense (benefit) within the consolidated statements of operations.
Noncontrolling Interests – Redeemable and Non-redeemable — Noncontrolling interests represent the portion of certain consolidated subsidiaries’ limited partnership interests or the ExAlt Trusts that are held by third parties. Amounts are adjusted by the noncontrolling interest holder’s proportionate share of the subsidiaries’ or VIEs’ earnings or losses each period and for any distributions that are paid.
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
Noncontrolling interests include (i) holders of Class S Ordinary Units issued by BCH, which consist of Ben Founder Affiliates (as defined below), an entity affiliated with a related party, and third parties, and (ii) holders, which consists of unrelated charity organizations, of residual beneficial interests issued by the ExAlt Trusts. “Ben Founder Affiliates” are defined as certain trusts and those entities held by such trusts that are controlled by Ben Founder or in which Ben Founder and his family members are also among classes of economic beneficiaries whether or not our founder is entitled to economic distributions from such trusts. Ben Founder is also the former Chairman of the board of directors of GWG Holdings, serving is such capacity from April 26, 2019 to June 14, 2021.
Redeemable noncontrolling interests are held by holders, which consist of a Ben Founder Affiliate, entities affiliated with a related party, and certain former directors, of Preferred Series A Subclass 1 Unit Accounts issued by BCH.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Beneficient’s Income Allocation
Net income (loss) attributable to noncontrolling interest holders is subject to Beneficient’s income allocation in accordance with the governing limited partnership agreement of BCH as more fully described in Note 11.
The consolidated financial statements of Beneficient reflect the assets, liabilities, revenues, expenses, investment income and cash flows of Beneficient, including, after December 31, 2019, all of the trusts in the ExAlt PlanTM on a gross basis, and a portion of the economic interests of certain of the ExAlt Trusts, held by the residual beneficiaries, are attributed to noncontrolling interests in the accompanying consolidated financial statements. Interest income earned by Beneficient from the ExAlt Trusts is eliminated in its consolidation. However, because the eliminated amounts are earned from, and funded by, its noncontrolling interests, Beneficient’s attributable share of the net income from the ExAlt Trusts is increased by the amounts eliminated. Accordingly, the elimination in consolidation of interest income and, for periods after December 31, 2019, certain fee revenue has no effect on net income (loss) attributable to Beneficient or to holders of Common Units.
For purposes of income allocation to Beneficient’s equity holders, interest income is generally comprised of contractual interest, which is computed at a variable rate compounding monthly, interest recognized on certain of the ExAlt Loans through the effective yield method, and an amortized discount that is recognized ratably over the life of the ExAlt Loan.
As a result of the change-of-control event discussed in Note 9 on December 31, 2019 and the resulting valuation performed under ASC 805, the existing loan portfolio between Ben and the ExAlt Trusts was evaluated as of December 31, 2019, for credit deterioration based on the intentions of all parties that the income allocations provisions of Ben operate under US GAAP as if the ExAlt Trusts were not consolidated for financial reporting purposes. Further, as required under ASC 805, each ExAlt Loan between Beneficient and the ExAlt Trusts was evaluated and classified as either purchased credit impaired (“PCI”) or non purchased credit impaired (“non-PCI”). For PCI loans, expected cash flows as of the date of valuation in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows is reasonably estimable. Subsequently, increases in cash flows over those expected at the acquisition date are recognized prospectively as interest income. Decreases in expected cash flows due to credit deterioration are recognized by recording an allowance for loan loss. For non-PCI loans, the difference between the fair value and unpaid principal balance of the loan as of the date of valuation is amortized or accreted to interest income over the contractual life of the loans using the effective interest method. In the event of prepayment, the remaining unamortized amount is recognized in interest income, which is eliminated upon the consolidation of the ExAlt Trusts for financial reporting purposes.
Allowance for Loan Losses
The allowance for loan losses is an input to Beneficient’s allocation of income. The allowance for loan losses is a valuation allowance for probable incurred credit losses in the portfolio. Management’s determination of the allowance is based upon an evaluation of the loan portfolio, impaired loans, economic conditions, volume, growth and composition of the collateral to the loan portfolio, and other risks inherent in the portfolio. Currently, management individually reviews all ExAlt Loans due to the low volume and non-homogenous nature of the current portfolio. Management relies heavily on statistical analysis, current NAV and distribution performance of the underlying alternative asset interests and industry trends related to alternative asset investments to estimate losses. Management evaluates the adequacy of the allowance by reviewing relevant internal and external factors that affect credit quality. The cash flows from the underlying alternative assets interests are the sole source of repayment for the loans and related interest. Beneficient recognizes any charge-off in the period in which it is confirmed. Therefore, impaired ExAlt Loans are written down to their estimated net present value.
Interest income, for purposes of determining income allocations to Beneficient’s equity holders, is adjusted for any allowance for loan losses, which was approximately $5.4 million for the year ended December 31, 2020.
Earnings (Loss) per Common Share — Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the reported period.
Diluted earnings (loss) per share in net income periods is calculated by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding adjusted to include the number of additional common shares that would have been outstanding if the potential dilutive common shares resulting from GWG Holdings’ RPS, RPS 2, restricted stock units, warrants (if applicable) and stock options were issued. The Company uses the treasury stock method to calculate if potentially dilutive common shares were issued in the case of restricted stock units, warrants and

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

options, and the if-converted method in the case of RPS and RPS 2. During 2020 and 2019, RPS, RPS2, restricted stock units and stock options were the potentially dilutive non-participating instruments issued by GWG Holdings.
Additionally, pursuant to the Exchange Agreement, as discussed in Note 1, holders of Common Units have the right to exchange their Common Units for common stock of GWG. The Company uses the if-converted method for these potentially dilutive instruments issued by Ben LP that are ultimately exchangeable into GWG Holdings’ common stock.
Diluted earnings (loss) per share does not reflect an adjustment for potentially dilutive shares in periods in which a net loss attributable to common shareholders exists.
Newly Adopted Accounting Pronouncements — On January 1, 2020, we adopted Accounting Standards Update (“ASU”) 2017-04, Goodwill, (Topic 350). This standard simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the new guidance, goodwill impairment loss will be measured on the basis of the fair value of the reporting unit relative to the reporting unit’s carrying amount rather than on the basis of the implied amount of goodwill relative to the goodwill balance of the reporting unit. The adoption of this standard did not have a material impact on the consolidated financial statements and related disclosures.
On January 1, 2020, we adopted ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The adoption did not have a material impact on the consolidated financial statements and related disclosures.
In March 2020, the SEC amended Regulation S-X to create Rules 13-01 and 13-02. These new rules reduce and simplify financial disclosure requirements for issuers and guarantors of registered debt offerings. Previously, with limited exceptions, a parent entity was required to provide detailed disclosures with regard to guarantors of registered debt offerings within the footnotes to the consolidated financial statements. Under the new regulations, disclosure exceptions have been expanded and required disclosures may be provided within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations rather than in the notes to the financial statements. Further, summarized financial information covering guarantor balance sheets and income statements are permitted, replacing the previously required condensed consolidating financial statements. Summarized financial information only needs be disclosed for the current fiscal year rather than all years presented in the financial statements as was previously required. The amendments were subsequently included in the FASB codification through the issuance of ASU No. 2020-09, Debt, (Topic 470) in October 2020. The guidance will become effective for filings on or after January 4, 2021, with early adoption permitted. The Company elected to early adopt the new regulations during the second quarter of 2020. Our summarized guarantor financial information is now presented in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Accounting Pronouncements Issued But Not Yet Adopted — In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans. There have been numerous codification improvements and technical corrections issued through subsequent ASUs since the issuance of ASU No. 2016-13. The standard requires entities to use a new, forward-looking “expected loss” model that is expected to generally result in the earlier recognition of allowances for losses. The guidance is effective for annual periods beginning after December 15, 2022, including interim periods within those years, for smaller reporting companies, as defined by the SEC, but early adoption is permitted. The Company is evaluating the potential impact of this guidance on our consolidated financial statements.
ASU 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes, (Topic 740) was issued in December 2019. The amendments in Topic 740 eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. Topic 740 also clarifies and simplifies other aspects of the accounting for income taxes. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, for public business entities. Early adoption is permitted, including adoption in any interim period. The adoption of this standard is not expected to have a material impact on the consolidated financial statements and disclosures.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU 2020-04, Reference Rate Reform, (Topic 848) was issued in March 2020. The amendments in Topic 848 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. Topic 848 can be applied by all entities as of the beginning of the interim period that includes March 12, 2020, or any date thereafter, and entities may elect to apply the amendments prospectively through December 31, 2022. The Company did not utilize the optional expedients and exceptions provided by this standard during the year ended December 31, 2020. The Company is evaluating the impact of this standard on its consolidated financial statements and disclosures.
ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06) was issued in August 2020. The amendments in ASU 2020-06 simplify the accounting for convertible instruments by removing major separation models and removing certain settlement condition qualifiers for the derivatives scope exception for contracts in an entity’s own equity, and simplify the related diluted net income per share calculation for both Subtopics. ASU 2020-06 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, for smaller reporting companies, as defined by the SEC. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is evaluating the impact of this ASU on its consolidated financial statements and disclosures.
(3) Restrictions on Cash
Under the terms of the LNV Credit Facility, discussed further in Note 10, we are required to maintain collection and payment accounts that are used to collect policy benefits from pledged policies, pay annual policy premiums, interest and other charges under the facility, distribute funds to pay down the facility, and distribute excess funds to the borrower (GWG DLP Funding IV, LLC).
The agents for the lender authorize the disbursements from these accounts. At December 31, 2020 and 2019, there was a balance of $33.5 million and $20.3 million, respectively, in these collection and payment accounts.
Under the terms of the ExAlt PlanTM trust agreements, the trusts are required to maintain capital call reserves and administration reserves. These reserves are used to satisfy capital call obligations and pay fees and expenses for the trusts as required. The fees and expenses are primarily paid to Ben Custody Admin for serving as the administrative agent to the current trustees of the ExAlt Trusts. These reserves represent cash held in banks. At December 31, 2020 and 2019, there was a combined balance of $5.4 million and $13.2 million, respectively, in these reserves.
(4) Business Combination
Prior to December 31, 2019, GWG Holdings owned 41,505,279 Common Units, for a total limited partnership interest in the Common Units of approximately 90.2%. This investment was historically accounted for using the equity method (see Note 8). On December 31, 2019, GWG Holdings entered into the Investment Agreement and Exchange Agreements described in Note 1.
Pursuant to the Investment Agreement, GWG Holdings transferred $79.0 million to Ben LP in return for 666,667 additional Common Units and a Preferred Series A Subclass 1 Unit Account of BCH, which increased GWG Holdings’ ownership of Common Units to approximately 95.5%. Also, on December 31, 2019, in a transaction related to the Investment Agreement, GWG Holdings transferred its interest in the Preferred Series A Subclass 1 Unit Account to its wholly-owned subsidiary, GWG Life. In connection with the Investment Agreement, GWG Holdings obtained the right to appoint a majority of the board of directors of Beneficient Management, the general partner of Ben LP. As a result, GWG Holdings obtained control of Ben LP and consolidated Ben LP as of December 31, 2019, under the guidance in ASC 805, Business Combinations.
As a result of the change-of-control, GWG Holdings was required to remeasure its existing equity investment at fair value prior to consolidation. At December 31, 2019, GWG Holdings’ equity investment in Common Units had a carrying value of $368.6 million, prior to the additional investment noted above. GWG Holdings estimated the fair value of its investment in Ben LP to be approximately $622.5 million, resulting in the recognition of a gain of $253.9 million during the fourth quarter of 2019. This gain is included in gain on consolidation of equity method investment in the Company’s consolidated statement of operations for the year ended December 31, 2019. This gain was partially offset by the remeasurement to fair value of the Commercial Loan Agreement between GWG Life and Ben LP, the Promissory Note between GWG Life and the Borrowers,

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and the Option Agreement between GWG Holdings and Ben LP which resulted in a net loss of $10.9 million. The net gain on consolidation of equity method investment after remeasurement of these preexisting balances was $243.0 million. GWG Holdings’ proportionate share of the earnings or losses from Ben LP was recognized in earnings (loss) from equity method investment in our consolidated statement of operations from August 10, 2018 until December 31, 2019 (see Note 8 for further information) and was previously recorded on a one-quarter lag basis. In connection with the consolidation of Beneficient, the one-quarter lag was discontinued.
The following table summarizes the fair value measurement of the assets acquired and liabilities assumed as of December 31, 2019 (in thousands):

As Restated
Fair Value at Acquisition Date
ASSETS
Investments in alternative assets, at net asset value	$342,012
Investment in public equity securities	24,550
Other assets	15,077
Intangible assets(1)	3,449
Total identifiable assets acquired	385,088
LIABILITIES
Debt due to related parties	153,086
Promissory note with related party	60,390
Commercial loan agreement from parent	168,420
Other liabilities and option agreement	64,421
Repurchase option	61,664
Accounts payable and accrued expenses	13,770
Total liabilities assumed	521,751
Net liabilities assumed	(136,663)
NONCONTROLLING INTERESTS
Common Units not owned by GWG Holdings(2)	181,383
Class S Ordinary Units	85,448
Class S Preferred Units	17
Trusts’ Deficit	27,062
Preferred Series A Subclass 1 Unit Accounts	1,269,654
Total noncontrolling interests	1,563,564
ACQUISITION CONSIDERATION
Cash, less cash acquired	45,020
Fair value of preexisting investment in Common Units(3)	622,503
Fair value of noncontrolling interest	1,563,564
Total estimated consideration	2,231,087
Less: Net liabilities assumed	(136,663)
Resulting goodwill	$2,367,750
__________________________________
(1)Includes an insurance license valued at $3.1 million and a non-compete agreement valued at $0.3 million.
(2)Calculated as 1,974,677 Common Units not owned by GWG Holdings at December 31, 2019, multiplied by the $15 per unit derived from the enterprise valuation of Beneficient. Also includes $151.8 million of share-based payment awards that were granted by Beneficient prior to the change in control but were not replaced by awards of GWG Holdings upon the change in control. These awards were treated as noncontrolling interests in accordance with ASC 805, Business Combinations.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)Calculated as 41,505,279 Common Units owned by GWG Holdings prior to the change in control multiplied by the $15 per unit derived from the enterprise valuation of Beneficient, with a nominal rounding adjustment.
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
Investments in alternative assets — The investment in alternative assets was valued at fair value using the net asset value of each underlying investment as a practical expedient.
Cash and cash equivalents and restricted cash — Cash and cash equivalents and restricted cash were valued using their current carrying amounts which approximate fair value.
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
Debt due to related parties, promissory note with related party, and commercial loan agreement from parent — The measurement of the fair value of debt due to related parties, promissory note with related party, and commercial loan agreement from parent was based on market prices that generally are observable for similar liabilities at commonly quoted intervals and is considered a Level 2 fair value measurement. The Promissory Note between certain of the ExAlt Trusts and GWG Life and the Commercial Loan Agreement between Ben LP and GWG Life were eliminated in consolidation.
Other liabilities — The carrying amount of other liabilities approximates the fair value. The Option Agreement between Ben LP and GWG Holdings was eliminated in consolidation.
Repurchase options: Repurchase options were fair valued using a Black-Scholes option pricing model with a time-dependent strike for the repurchase price. Other model assumptions include i) a period of restricted exercise, ii) the dividend yield, iii) underlying NAVs, iv) alternative asset growth rates, v) volatilities, and vi) market discount rate.
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
Goodwill — The resulting excess of the overall enterprise value after deducting the fair values of assets acquired and liabilities assumed is recognized as goodwill. The goodwill recognized is the result of the inherent value associated with the assembled business after all separately identifiable assets acquired and liabilities assumed are deducted from the enterprise value. The excess estimated enterprise value of Beneficient over the fair value of its net assets is primarily attributable to

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

management’s expectation of the potentially large and underserved market that Beneficient is seeking to address, including the estimated demand from MHNW individuals and STM size institutions seeking liquidity for their professionally managed alternative assets. None of the goodwill is expected to be deductible for income tax purposes. The goodwill is allocated to our Beneficient reporting unit.
The following unaudited pro forma financial information presents the combined results of operations of GWG Holdings as if the acquisition of Ben LP had occurred as of January 1, 2019:

(in thousands, except shares and per share data)	(As Restated)
December 31, 2019
Total Revenue
Pro forma	$62,636
As reported	$92,276

Net Income (Loss) Attributable to Common Shareholders
Pro forma	$(220,726)
As reported	$70,471

Net Earnings (Loss) per Diluted Common Share
Pro forma	$(6.21)
As reported	$2.06
The unaudited pro forma financial information is presented for informational purposes only. It is not necessarily indicative of what our consolidated results of operations actually would have been had the acquisition occurred at the beginning of the year, nor does it attempt to project the future results of operations of the combined company.
The unaudited pro forma financial information above gives effect to the following:
•Consolidation of all ExAlt Trusts (only certain of the trusts were consolidated until December 31, 2019)
•Exclusion of the $243.0 million nonrecurring gain on consolidation of equity method investment
•Reduction of Beneficient interest expense related to acquisition-date debt principal payments
•Elimination of intercompany transactions, including the Promissory Note, Commercial Loan Agreement and Option Agreement
•Exclusion of nonrecurring acquisition-related transaction costs
(5) Investment in Life Insurance Policies
The Company’s investments in life insurance policies are valued based on unobservable inputs that are significant to their overall fair value. Changes in the fair value of these policies, net of premiums paid, are recorded in gain (loss) on life insurance policies, net in our consolidated statements of operations.
The fair value of our life insurance policies is determined as the net present value of the life insurance portfolio’s future expected cash flows (policy benefits received and required premium payments) that incorporates life expectancy estimates obtained when the policy was purchased and current discount rate assumptions. We refer to our valuation methodology as the Longest Life Expectancy methodology. This methodology utilizes a portfolio mortality multiplier (“PMM”) that allows us to “fit” projections to actual results, which provides a basis to forecast future performance more accurately.
The life expectancies used in our valuation were obtained at the time of policy purchase and are generally derived from reports obtained from widely accepted life expectancy providers (other than insured lives covered under small face amount policies — those with $1.0 million in face value benefits or less — which utilize either a single fully underwritten, or simplified report based on self-reported medical interview). Our valuation methodology also incorporates assumptions relating to cost-of-insurance (premium) rates and other assumptions, including a discount rate.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The discount rate we apply is primarily based on information about the discount rates observed in recent portfolio purchase transactions in the life insurance tertiary market. The discount rate also incorporates fixed income market interest rates, the estimated credit exposure to the insurance companies that issued the life insurance policies and management’s estimate of the operational risk yield premium a purchaser would require to receive the future cash flows derived from our portfolio as a whole. In prior periods, the discount rate also incorporated information about the discount rates observed in the life insurance secondary market through the Company’s internal competitive bidding to purchase policies. However, the Company discontinued the use of this input as of December 31, 2020, as it is no longer actively purchasing policies in the life insurance secondary market. The determination of the discount rate used in the valuation of the Company’s life insurance policies requires management judgment and incorporates information that is reasonably available to management as of the date of the valuation. As a result of management’s analysis, a discount rate of 8.25% was applied to our portfolio as of both December 31, 2020 and 2019.
Portfolio Information
Our portfolio of life insurance policies, owned by GWG Holdings’ subsidiaries as of December 31, 2020 is summarized below:
Life Insurance Portfolio Summary

Total life insurance portfolio face value of policy benefits (in thousands)	$1,900,715
Average face value per insured life (in thousands)	$1,943
Average life expectancy estimate (years)*	6.9
Total number of policies	1,058
Number of unique lives	978
Demographics	74% Male; 26% Female
Number of smokers	40
Largest policy as % of total portfolio face value	0.7%
Average policy as % of total portfolio face value	0.1%
Average annual premium as % of face value	3.8%
__________________________________
(*) Averages presented in the table are weighted averages by face amount of policy benefits.
A summary of our policies organized according to their estimated life expectancy dates, grouped by year, as of the reporting date, is as follows (dollars in thousands):

	As of December 31, 2020			As of December 31, 2019
Years Ending December 31,	Number of Policies	Estimated Fair Value	Face Value	Number of Policies	Estimated Fair Value	Face Value
2020	—	$—	$—	8	$5,869	$6,342
2021	15	19,429	22,298	55	62,061	79,879
2022	62	66,657	88,698	90	89,074	138,723
2023	106	113,926	178,983	128	123,352	222,369
2024	119	130,280	229,815	109	103,111	217,053
2025	111	85,842	187,042	113	74,223	171,961
2026	115	100,280	237,632	123	92,337	250,239
Thereafter	530	275,497	956,247	525	246,012	934,407
Totals	1,058	$791,911	$1,900,715	1,151	$796,039	$2,020,973
We recognized life insurance benefits of $125.1 million for each of the years ended December 31, 2020 and 2019, respectively, related to policies with a carrying value of $38.2 million and $33.2 million, respectively, and as a result recorded realized gains of $86.9 million and $91.9 million. The aforementioned carrying value, which represents the aggregate cost basis in the policies that matured during the period, is considered a return of investment within the investing section of the consolidated statements of cash flows. Changes in fair value of policies and the other components of the net

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

gain on life insurance policies, as detailed below, are included in the operating section of the consolidated statements of cash flows.
A reconciliation of gain (loss) on life insurance policies is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Change in estimated probabilistic cash flows(1)	$63,463	$67,186
Unrealized gain on acquisitions(2)	—	6,921
Premiums and other annual fees	(71,439)	(65,577)
Change in life expectancy evaluation(3)	—	(2,332)
Face value of matured policies	125,109	125,148
Fair value of matured policies	(67,535)	(56,026)
Gain on life insurance policies, net	$49,598	$75,320
 __________________________________
(1)Change in fair value of expected future cash flows relating to our investment in life insurance policies that are not specifically attributable to changes in life expectancy, discount rate changes or policy maturity events.
(2)Gain resulting from fair value in excess of the purchase price for life insurance policies acquired during the reporting period.
(3)The change in fair value due to updating life expectancy estimates on certain life insurance policies in our portfolio.
Estimated premium payments and servicing fees required to maintain our current portfolio of life insurance policies in force for the next five years, assuming no mortalities, are as follows (in thousands):

Years Ending December 31,	Premiums	Servicing	Total
2021	$72,445	$1,655	$74,100
2022	89,436	1,655	91,091
2023	100,953	1,655	102,608
2024	110,044	1,655	111,699
2025	122,438	1,655	124,093
	$495,316	$8,275	$503,591
Management anticipates funding the majority of the premium payments and servicing fees estimated above from cash flows realized from life insurance policy benefits, and to the extent necessary, with additional borrowing capacity created as the premiums and servicing costs of pledged life insurance policies become due, under the LNV Credit Facility and the net proceeds from our offering of L Bonds as described in Note 10. Management anticipates funding premiums and servicing costs of non-pledged life insurance policies with cash flows realized from life insurance policy benefits from our portfolio of life insurance policies and net proceeds from GWG Holdings’ offering of L Bonds. The proceeds of these capital sources may also be used for; the purchase, policy premiums and servicing costs of additional life insurance policies; working capital; and financing expenditures including paying principal, interest and dividends.
(6) Investments in Alternative Assets
The investments held, either through direct ownership or through a beneficial interest, by certain of the ExAlt Trusts consist primarily of limited partnership interests in various alternative assets, including private equity funds. These alternative investments are valued using NAV as a practical expedient. Changes in the NAV of these investments are recorded in investment income, net in our consolidated statements of operations. The investments in alternative assets provide the economic value that ultimately collateralizes the loan that Beneficient originates with the ExAlt Trusts in a liquidity transaction.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The NAV calculation reflects the most current report of NAV and other data received from firm/fund sponsors. If no such report has been received, Beneficient estimates NAV based upon the last NAV calculation reported by the investment manager and adjusts it for capital calls and distributions made in the intervening time frame. Beneficient also considers whether adjustments to the NAV are necessary in certain circumstances in which management is aware of specific material events, changes in market conditions, and other relevant factors that have affected the value of an investment during the period between the date of the most recent NAV calculation reported by the investment manager or sponsor and the measurement date. Public equity securities known to be owned within an alternative investment fund, based on the most recent information reported by the general partners, are marked to market using quoted market prices on the reporting date.

The underlying interests in alternative assets are primarily limited partnership interests, and the limited partnership agreements governing those interests generally include restrictions on disclosure of fund-level information, including fund names and company names in the funds. The transfer of the investments in private equity funds generally requires the consent of the corresponding private equity fund manager, and the transfer of certain fund investments is subject to rights of first refusal or other preemptive rights, potentially further limiting the ExAlt PlanTM from transferring an investment in a private equity fund. These investments can never be redeemed with the funds. Distributions from each fund will be received as the underlying investments are liquidated. Timing of liquidation is currently unknown.
Portfolio Information
Our portfolio of alternative investments, held by certain of the ExAlt Trust subsidiaries by asset class of each fund as of December 31, 2020 and 2019, is summarized below:
Alternative Investments Portfolio Summary(1)

	December 31, 2020		December 31, 2019
Asset Class	Value	Unfunded Commitments	Value	Unfunded Commitments
Venture Capital	$123,021	$1,659	$267,662	$8,915
Private Equity	92,316	33,387	34,614	22,187
Private Real Estate	2,118	269	27,151	3,584
Other(2)	4,439	294	12,585	260
Total	$221,894	$35,609	$342,012	$34,946
(1)Amounts presented in the table exclude the collateral resulting from the Collateral Swap, including GWG Holdings’ common stock valued at $84.6 million, 543,874 shares of Ben Common Units valued at $6.8 million, and GWG L Bonds due 2023 in the aggregate principal amount of $94.8 million, all of which are eliminated in consolidation
(2)“Other” includes private debt strategies, natural resources strategies, and hedge funds.
As of December 31, 2020, ExAlt Trusts’ portfolio had exposure to 117 professionally managed alternative investment funds, comprised of 327 underlying investments, 91 percent of which are investments in private companies.
(7) Fair Value Measurements
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

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date (a non-distressed transaction in which neither seller nor buyer is compelled to engage in the transaction).
The fair value hierarchy is broken down into three levels based on the observability of inputs as follows:
Level 1 —    Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Valuations are based on quoted prices that are readily and regularly available in an active market.
Level 2 —    Valuations based quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable market data.
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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Investments valued using NAV as a practical expedient are excluded from this hierarchy. At December 31, 2020 and December 31, 2019, the fair value of these investments using the NAV per share practical expedient was $221.9 million and $342.0 million, respectively. During the year ended December 31, 2020, $17.6 million of loss was recognized from changes in NAV, which is recorded within investment income (loss) on our consolidated statements of operations.
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

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial instruments measured at fair value on a recurring basis
The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, on December 31, 2020 and December 31, 2019 are presented below (in thousands).

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investments in put options	$7,017	$—	$—	$7,017
Investments in life insurance policies	—	—	791,911	791,911

	As of December 31, 2019 (As Restated)
	Level 1	Level 2	Level 3	Total
Assets:
Investments in life insurance policies	$—	$—	$796,039	$796,039

Liabilities:
Repurchase options	$—	$—	$61,664	$61,664
The following is a description of the valuation methodologies used for financial instruments measured at fair value on a recurring basis:
Investments in put options
On July 17, 2020, Ben LP, through its subsidiary CT Risk Management, L.L.C., made aggregate payments of $14.8 million to purchase put options against a decrease in the S&P 500 Index. The options have an aggregate notional amount of $300.0 million and are designed to protect the net asset value of the interests in alternative assets that support the Collateral to Beneficient’s loan portfolio against market risk. One-half of the put options expire in July 2022 with the remaining put options expiring in July 2023. Changes in the fair value of the options are recognized directly in earnings. The fair value of the options is recorded in the other assets line item of the consolidated balance sheets, and changes in the fair value of the options are recognized directly in earnings in the other income (loss) line item of the consolidated statements of operations.
Repurchase options
Repurchase options were fair valued using a Black-Scholes option pricing model with a time-dependent strike price for the repurchase price. The option pricing model has assumptions related to a period of restricted exercise price, dividend yield, underlying NAVs, alternative asset growth rates, volatilities, and market discount rate. The Company uses Level 3 inputs for its fair value estimates. The unrealized impact of this Level 3 measurement on earnings is reflected in investment income (loss).
The following table reconciles the beginning and ending fair value of our Level 3 repurchase options (in thousands). The year ended December 31, 2019, is not presented as the consolidation of Beneficient occurred on December 31, 2019.

Year Ended
December 31, 2020
Beginning balance	$61,664
Total gain in earnings(1)	(61,664)
Purchases	—
Settlements	—
Other	—
Ending balance	$—
(1) Net change in fair value.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The repurchase options, all of which were unexercised, expired during the third and fourth quarters of 2020, which is recognized in the investment income (loss) line item of the consolidated statements of operations. Additionally, during the year ended December 31, 2020, $17.6 million of loss on the investments in alternative assets was recognized from changes in NAV, which is recorded within investment income (loss) on our consolidated statements of operations.
The following table provides quantitative information about the significant unobservable inputs used in the fair value measurement of the Level 3 repurchase options as of December 31, 2019 (dollars in thousands):

Valuation Date	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Targets
December 31, 2019	$61,664	Option Pricing Model	Alternative asset market discount rate	0.085
			Dividend yield	.22 - .56
			Net asset value growth rates	0.085
			Net asset value volatilities	0.24 - 0.45
			Restricted exercise period	1 year
Investments in life insurance policies
The estimated fair value of our portfolio of life insurance policies is determined on a quarterly basis by management taking into consideration a number of factors, including changes in discount rate assumptions, estimated premium payments and life expectancy estimate assumptions, as well as any changes in economic and other relevant conditions. The discount rate incorporates information about discount rates observed in the life insurance secondary market through competitive bidding observations (which have declined recently as a result of our decreased purchase activity) and other means, fixed income market interest rates, the estimated credit exposure to the insurance companies that issued the life insurance policies and management’s estimate of the operational risk yield premium a purchaser would require to receive the future cash flows derived from our portfolio as a whole. The determination of the discount rate used in the valuation of the Company's life insurance policies requires management judgment and incorporates information that is reasonably available to management as of the date of the valuation.
Under our Longest Life Expectancy portfolio valuation methodology, we: i) utilize life expectancy reports from third-party life expectancy providers for the pricing of all life insurance policies at the time of purchase; ii) apply a stable valuation methodology driven by the experience of our life insurance portfolio, which is re-evaluated if experience deviates by a specified margin; and iii) use relevant market observations that can be validated and mapped to the discount rate used to value the life insurance portfolio.
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
The following table reconciles the beginning and ending fair value of our Level 3 investments in our portfolio of life insurance policies (in thousands):

	Year Ended December 31,
	2020	2019
Beginning balance	$796,039	$747,922
Total gain in earnings(1)	34,114	49,015
Purchases	—	32,367
Settlements(2)	(38,185)	(33,265)
Lapsed policy(3)	(57)	—
Ending balance	$791,911	$796,039

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_________________________________________
(1)Net change in fair value
(2)Policy maturities at initial cost basis
(3)Represents the cost basis of one policy with a face value of $0.5 million.
The net activity in the table above is reported in gain on life insurance policies, net, in the consolidated statements of operations.
There have been no transfers between levels in the fair value hierarchy for any assets or liabilities recorded at fair value on a recurring basis or any changes in the valuation techniques used for measuring the fair value as of December 31, 2020 and December 31, 2019.
The following table summarizes the inputs utilized in estimating the fair value of our portfolio of life insurance policies:

	As of December 31, 2020	As of December 31, 2019
Weighted-average age of insured, years*	83.1	82.4
Age of insured range, years	63-100	62-101
Weighted-average life expectancy, months*	83.0	86.2
Life expectancy range, months	0-240	0-240
Average face amount per policy (in thousands)	$1,797	$1,756
Discount rate	8.25%	8.25%
__________________________________
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

	Change in Life Expectancy Estimates
	Minus 8 Months	Minus 4 Months	Plus 4 Months	Plus 8 Months
December 31, 2020	$97,837	$45,536	$(61,713)	$(114,099)
December 31, 2019	$113,812	$57,753	$(55,905)	$(111,340)

	Change in Discount Rate
	Minus 2%	Minus 1%	Plus 1%	Plus 2%
December 31, 2020	$82,983	$39,560	$(36,151)	$(69,284)
December 31, 2019	$91,890	$43,713	$(39,790)	$(76,118)
Financial instruments measured at fair value on a non-recurring basis
There were no assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2020. As of December 31, 2019, Beneficient’s assets and liabilities were recorded at fair value in the consolidated balance sheet due to the application of purchase accounting in accordance with ASC 805 as described in Note 4.
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

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	As of December 31, 2020
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Financial assets:
Cash, cash equivalents and restricted cash	1	$124,160	$124,160
Life insurance policy benefits receivable, net	1	14,334	14,334
Financial liabilities:
Senior credit facility	2	$193,730	$202,611
L Bonds and Seller Trust L bonds	1	1,519,006	1,519,006
Debt due to related parties	2	76,260	78,081
Other liabilities	1	50,585	50,585

	As of December 31, 2019 (As Restated)
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Financial assets:
Cash, cash equivalents and restricted cash	1	$115,790	$115,790
Life insurance policy benefits receivable, net	1	23,031	23,031
Financial liabilities:
Senior credit facility with LNV Corporation	2	$174,390	$184,587
L Bonds and Seller Trust L Bonds	1	1,293,530	1,293,530
Debt due to related parties	2	153,086	153,086
Other liabilities	1	44,408	44,408
Other liabilities is comprised of the interest and dividends payable and accounts payable and accrued expenses line items on the consolidated balance sheets as of December 31, 2020 and December 31, 2019.
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
(8) Equity Method Investments
FOXO Technologies Inc. (formerly, FOXO BioScience LLC)
On November 11, 2019, GWG Holdings contributed the common stock and membership interests of its wholly-owned subsidiaries, FOXO Labs and FOXO Life (“Insurtech Subsidiaries”) to a legal entity, then known as FOXO BioScience LLC, in exchange for a membership interest in FOXO. On November 13, 2020, FOXO BioScience LLC converted to a corporation and is now known as FOXO Technologies Inc. With the conversion to a corporation, GWG Holdings’ previous membership interest in the LLC converted to preferred equity in FOXO. Although GWG Holdings has a financial interest in FOXO, GWG

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Holdings does not have a controlling financial interest because another party is the majority shareholder of the voting class of securities. Therefore, we account for GWG Holdings’ ownership interest in FOXO as an equity method investment.
The 2019 transaction resulted in a loss of control of the Insurtech Subsidiaries and, as a result, we deconsolidated the subsidiaries and recorded an equity method investment balance during the fourth quarter of 2019. The loss of control required us to measure the equity investment at fair value. We determined the fair value of our investment in FOXO approximated the carrying value of $3.4 million which was primarily comprised of cash and fixed assets contributed to the entity during the fourth quarter of 2019.

The following table includes a rollforward of the equity method investment in FOXO (in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Beginning balance	$1,761	$—
Contributions	14,436	3,378
Loss on equity method investment	(7,319)	(1,617)
Other	(296)	—
Ending balance	$8,582	$1,761

In accordance with the subscription agreement of FOXO, as of December 31, 2020, GWG Holdings was committed to contribute an additional $3.8 million to the entity through October 2021, all of which was contributed by such date. GWG Holdings’ investment in FOXO is presented in other assets in our consolidated balance sheets. Our proportionate share of earnings or losses from our investee is recognized in earnings (loss) from equity method investments in our consolidated statements of operations.
The Beneficient Company Group, L.P.
During 2018, GWG Holdings acquired 40,505,279 Common Units for a total limited partnership interest in the Common Units of approximately 89.9% as of December 31, 2018. On June 12, 2019, GWG Holdings acquired an additional 1,000,000 Common Units from a third party for a cash investment of $10.0 million.
Prior to December 31, 2019, GWG Holdings’ investment in Common Units was presented in equity method investment on our consolidated balance sheets. Our proportionate share of earnings or losses from our investee was recognized in earnings (loss) from equity method investments in our consolidated statements of operations. We recorded GWG Holdings’ share of the income or loss of Beneficient through September 30, 2019 on a one-quarter lag.
On December 31, 2019, GWG Holdings obtained control of Beneficient and consolidated Beneficient as of that date under the guidance in ASC 805, Business Combinations. See Note 4 for further information on the business combination. In connection with the consolidation, we discontinued the one-quarter reporting lag.
Preconsolidation financial information after the elimination of any intercompany transactions pertaining to Beneficient is summarized in the table below (in thousands):

Twelve months ended September 30, 2019 (unaudited)
Total revenues	$93,921
Net loss	(32,133)
Net loss attributable to holders of Common Units	(13,754)
GWG Holdings’ portion of net loss (1)	(2,460)
 __________________________________
(1)GWG Holdings portion of Beneficient’s net loss for October 1, 2018 to September 31, 2019. This amount was recognized during the year ended December 31, 2019, prior to the consolidation of Beneficient.

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

VIEs for Which the Company is the Primary Beneficiary

ExAlt Trusts
The Company determined that the ExAlt Trusts used in connection with Beneficient’s operations are VIEs of which Beneficient is the primary beneficiary. The Company concluded that Beneficient is the primary beneficiary of the trusts as it has the power to direct the most significant activities and has an obligation to absorb potential losses of the trusts. Accordingly, the results of the trusts are included in the Company’s consolidated financial statements. The assets of the trusts may only be used to settle obligations of the trusts. Other than potentially funding capital calls above the related reserve (refer to Note 18), there is no recourse to the Company for the trusts’ liabilities.
The cash flows generated by these VIEs subsequent to December 31, 2019 are included within the Company’s consolidated statements of cash flows. The consolidated balance sheets include the following amounts from these consolidated VIEs as of the dates presented (in thousands):

	December 31, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$5,965	$3,211
Restricted cash	5,386	13,248
Investments in alternative assets, at NAV	221,894	342,012
Other assets	1,273	1,335
Total Assets of VIE	$234,518	$359,806

Liabilities:
Repurchase obligation	$—	$61,664
Accounts payable and accrued expense	2,029	17
Total Liabilities of VIE	$2,029	$61,681

Equity:
Noncontrolling interest	$7,208	$27,062
Total Equity of VIE	$7,208	$27,062
The consolidated statement of operations for the year ended December 31, 2020 includes the following amounts from these consolidated VIEs (in thousands). The results of operations for year ended December 31, 2019 are not inclusive of these consolidated VIEs as Beneficient was not a consolidated subsidiary of GWG Holdings until December 31, 2019.

Year Ended December 31, 2020
REVENUE
Investment income, net	$44,106
Interest income	21
TOTAL REVENUE	44,127
EXPENSES
Other expenses	501
TOTAL EXPENSES	501
NET INCOME	43,626
Net loss attributable to noncontrolling interests	25,094
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$68,720

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CT Risk Management, L.L.C.
On March 20, 2020, CT Risk Management, L.L.C. (“CT”) was created as a Delaware limited liability company to reduce the impact of a potential market downturn on the interests in alternative assets that support the Collateral for receivables held by Beneficient by distributing any potential profits to the certain of the ExAlt Trusts thereby offsetting any reduction in the value of the alternative assets. The LLC agreement was amended and restated on April 16, 2020. There was no activity of CT until July 2020 when Beneficient made a capital contribution of $14.8 million, which was used to purchase the put options reflected in the consolidated balance sheet as of December 31, 2020.
CT is considered a VIE as the at-risk equity holder, Ben LP, does not have all of the characteristics of a controlling financial interest due to Ben LP’s receipt of returns being limited to its initial investment in CT. The Company concluded that Beneficient is the primary beneficiary of CT as it has the power to direct the most significant activities and has an obligation to absorb potential losses of CT. Accordingly, the results of CT are included in the Company’s consolidated financial statements.
As of December 31, 2020, the consolidated balance sheets include assets of this consolidated VIE with a carrying value of $7.0 million, which is recorded in the other assets line item. Additionally, the Company recorded a $7.8 million loss on investment for the year ended December 31, 2020, which is reported in the other income (loss) line item of the consolidated statements of operations.
VIEs for Which the Company is Not the Primary Beneficiary
Prior to December 31, 2019, we determined that the Borrowers are VIEs, but that we are not the primary beneficiary of the variable interests. We do not have the power to direct any activities of the Borrowers that most significantly impact the Borrower’s economic performance. The Company’s exposure to risk of loss in the Borrowers is limited to its financing receivable from the Borrowers, which is eliminated upon consolidation with Beneficient on December 31, 2019.
We determined that FOXO is a VIE, but that we are not the primary beneficiary of the variable interests. We do not have the power to direct any activities of FOXO that most significantly impact its economic performance. The Company’s exposure to risk of loss in FOXO is limited to its equity method investment in the preferred equity of FOXO and its remaining unfunded capital commitments.
The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIE (in thousands):

	December 31, 2020		December 31, 2019
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
Total equity method investment	$8,582	$12,332	$1,761	$19,661
(10) Debt
Senior Credit Facility with LNV Corporation
On November 1, 2019, DLP IV entered into a second amended and restated senior credit facility with LNV Corporation (as amended and restated by the Fourth Amended Facility (defined in Note 23) on September 7, 2021, the (“LNV Credit Facility”)), as lender, and CLMG Corp., as the administrative agent on behalf of the lenders under the agreement, which replaced the amended and restated senior credit facility dated September 27, 2017 that previously governed DLP IV’s senior credit facility. The LNV Credit Facility makes available a total of up to $300.0 million in credit to DLP IV with a maturity date of September 27, 2029. Subject to available borrowing base capacity, additional advances are available under the LNV Credit Facility at the LIBOR rate described below. Such advances are available to pay the premiums and servicing costs of pledged life insurance policies as such amounts become due. Interest will accrue on amounts borrowed under the LNV Credit Facility at an annual interest rate, determined as of each date of borrowing or quarterly if there is no borrowing, equal to (a) the greater of 1.5% or 12-month LIBOR, plus (b) 7.50% per annum. The effective rate at December 31, 2020 was 9.00%. Interest payments are made on a quarterly basis.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the LNV Credit Facility, DLP IV has granted the administrative agent, for the benefit of the lenders under the agreement, a security interest in all of DLP IV’s assets.
In conjunction with entering into the LNV Credit Facility, DLP IV pledged life insurance policies having an aggregate face value of approximately $298.3 million as additional collateral and received an advance of approximately $37.1 million (inclusive of certain fees and expenses incurred in connection with the negotiation and entry into the LNV Credit Facility). The LNV Credit Facility has certain financial and nonfinancial covenants, and we were in compliance with these covenants at December 31, 2020 and continue to be as of the date of this filing.
In addition, the LNV Credit Facility has certain reporting obligations that require DLP IV to deliver audited annual financial statements no later than ninety days after the end of each fiscal year. Due to the failure to issue GWG Life, LLC audited financial statements for 2020 to LNV Corporation within 90 days after the end of the year, we were in violation of our financial reporting obligations under the LNV Credit Facility. CLMG Corp., as administrative agent for LNV Corporation, issued a limited deferral extending the delivery of these reports to May 17, 2021. We regained compliance on May 17, 2021, when the audited annual financial statements of GWG Life were delivered to LNV Corporation.
As of December 31, 2020, approximately 77.1% of the total face value of our life insurance policies portfolio is pledged to LNV Corporation. The amount outstanding under this facility was $202.6 million and $184.6 million at December 31, 2020 and 2019, respectively. There were unamortized deferred financing costs of $8.9 million and $10.2 million as of December 31, 2020 and 2019, respectively. Obligations under the LNV Credit Facility are secured by a security interest in DLP IV’s assets, for the benefit of the lenders, through an arrangement under which Wells Fargo Bank, N.A. serves as securities intermediary. The life insurance policies owned by DLP IV do not serve as direct collateral for the obligations of GWG Holdings under the L Bonds and Seller Trust L Bonds. The difference between the amount outstanding and the carrying amount on our consolidated balance sheets is due to netting of unamortized debt issuance costs.
L Bonds
GWG Holdings began publicly offering and selling L Bonds in January 2012, which have been sold under various registration statements since that time. On December 1, 2017, an additional public offering was declared effective permitting us to sell up to $1.0 billion in principal amount of L Bonds on a continuous basis until December 2020. We reached the maximum capacity on this offering during the third quarter of 2020.
On June 3, 2020, a registration statement relating to an additional public offering was declared effective permitting us to sell up to $2.0 billion in principal amount of L Bonds on a continuous basis through June 2023. These bonds contain the same terms and features as our previous offerings.
We are party to an indenture governing the L Bonds dated October 19, 2011, as amended (“Indenture”), under which GWG Holdings is obligor, GWG Life is guarantor, and Bank of Utah serves as indenture trustee. Effective December 31, 2019, we entered into Amendment No. 2 to the indenture, which primarily modified the calculation of the debt coverage ratio to allow the Company greater flexibility to finance and to anticipate the potential impacts of GWG Holdings’ relationship with Beneficient.
We were in compliance with the covenants of the indenture at December 31, 2020 and as of the date of this filing, and no Events of Default (as defined in the Amended and Restated Indenture) existed as of such dates.
GWG Holdings publicly offers and sells L Bonds under a registration statement declared effective by the SEC and have issued Seller Trust L Bonds under the L Bond Supplemental Indenture, as described below. We temporarily suspended the offering of GWG Holdings’ L Bonds, commencing April 16, 2021, as a result of our delay in filing certain periodic reports with the SEC, including this 2020 Form 10-K. We anticipate recommencing the offering of GWG Holdings’ L Bonds when we regain compliance with SEC filing requirements.
The bonds have renewal features under which we may elect to permit their renewal, subject to the right of bondholders to elect to receive payment at maturity. Interest is payable monthly or annually depending on the election of the investor.
At December 31, 2020 and 2019, the weighted-average interest rate of GWG Holdings’ L Bonds was 7.21% and 7.15%, respectively. The principal amount of L Bonds outstanding, including Liquidity Bonds discussed below, was $1.3 billion and

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$0.9 billion at December 31, 2020 and 2019, respectively. The difference between the amount of outstanding L Bonds and the carrying amount on our consolidated balance sheets is due to netting of unamortized deferred issuance costs, cash receipts for new issuances, and payments of redemptions in process. There were $18.0 million and $15.8 million of subscriptions in process as of December 31, 2020 and 2019, respectively. Amortization of deferred issuance costs was $17.0 million and $12.7 million for the years ended December 31, 2020 and 2019, respectively. Future expected amortization of deferred financing costs as of December 31, 2020 is $49.0 million in total over the next seven years.
Future contractual maturities of L Bonds, including Liquidity Bonds discussed below, but excluding Seller Trust L Bonds, and future amortization of their deferred financing costs, at December 31, 2020 (in thousands) are as follows:

Years Ending December 31,	Contractual Maturities	Unamortized Deferred Financing Costs
2021	$191,582	$2,116
2022	293,038	8,522
2023	191,446	7,616
2024	121,105	5,220
2025	167,433	8,251
Thereafter	313,277	17,232
	$1,277,881	$48,957
Seller Trust L Bonds
On August 10, 2018, in connection with the initial transfer of the Exchange Transaction described in Note 1, GWG Holdings, issued Seller Trust L Bonds in the amount of $366.9 million to the Seller Trusts. The maturity date of the Seller Trust L Bonds is August 9, 2023. The Seller Trust L Bonds bear interest at 7.50% per year. Interest is payable monthly in cash.
After December 28, 2020, the holders of the Seller Trust L Bonds have the right to cause GWG Holdings to repurchase, in whole but not in part, the Seller Trust L Bonds held by such holder. The repurchase may be paid, at GWG Holdings’ option, in the form of cash, and/or a pro rata portion of (i) the outstanding principal amount and accrued and unpaid interest under the Commercial Loan Agreement and (ii) Common Units, or a combination of cash and such property.
GWG Holdings’ L Bonds are offered and sold under a registration statement declared effective by the SEC, as described above, and GWG Holdings has issued Seller Trust L Bonds under the L Bond Supplemental Indenture.
As a result of the Collateral Swap on September 30, 2020, as discussed in Note 1, $94.8 million of Seller Trust L Bonds are now held by certain trusts within the ExAlt Trusts, and are eliminated in consolidation as of December 31, 2020.
The principal amount of Seller Trust L Bonds outstanding reflected on the consolidated balance sheets was $272.1 million and $366.9 million as of December 31, 2020 and 2019, respectively.
Liquidity Bonds
On December 31, 2020, GWG Holdings, GWG Life, and Bank of Utah, as trustee (the “Trustee”), entered into a supplemental indenture, dated as of December 31, 2020 (the “Liquidity Bond Supplemental Indenture”), to that certain Amended and Restated Indenture, dated as of October 23, 2017 (as amended, the “Indenture”), among GWG Holdings, GWG Life and the Trustee, providing for the issuance from time to time of up to $1.0 billion in aggregate principal amount of two new series of L Bonds (the “Liquidity Bonds”). The Liquidity Bonds will be offered and sold to accredited investors in transactions that are exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Regulation D under the Securities Act.
The Liquidity Bonds were issued as part of the Company’s strategy to expand its exposure to a portfolio of loans collateralized by cash flows from illiquid alternative assets. Holders of alternative assets will be able to contribute their alternative assets to trusts that are part of the ExAlt PlanTM established by GWG Holdings’ subsidiary, Ben LP, in exchange for Liquidity Bonds. The Liquidity Bonds will be issued by GWG Life, as issuer, and guaranteed by GWG Holdings, will bear interest rates determined by the Company and the holders of the alternative assets being contributed and will generally

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

have a maturity of four years from issuance. The Liquidity Bonds will be issued under the Indenture, and will rank pari passu with respect to payment on and collateral securing all of the Company’s other L Bonds issued under the Indenture.
The Liquidity Bond Supplemental Indenture provides for the issuance of two series of Liquidity Bonds: Series A Liquidity Bonds and Series B Liquidity Bonds. The Company expects an exchange of alternative assets for Series A Liquidity Bonds will be treated as a non-taxable exchange for U.S. federal and state income tax purposes, and that an exchange of alternative assets for Series B Liquidity Bonds will be treated as a taxable exchange for U.S. federal and state income tax purposes. In addition to interest payments, holders of Series A Liquidity Bonds will be entitled to an annual, cash participation payment of up to 1.5% of the principal amount of their Series A Liquidity Bonds subject to GWG Life having net taxable income in a given year, prorated for the portion of such year that the holder owned the Series A Liquidity Bond. To the extent that the net taxable income of GWG Life is insufficient to provide holders of Series A Liquidity Bonds with the full participation payment for any given year, such shortfall shall carry forward and be payable from net taxable income earned by GWG Life in subsequent years.
Six months after the issuance date of a Liquidity Bond, the holder may elect to exchange the Liquidity Bond, at the beginning of each month and upon 30 days’ prior written notice to GWG Holdings, for that number of shares of GWG Holdings’ common stock (the “GWG Common Stock”) as determined by dividing the entire outstanding principal balance and accrued but unpaid interest of the Liquidity Bond by the Exchange Price (as defined below) or, at GWG Holdings’ election, common securities of a subsidiary of GWG Holdings (the “Subsidiary Common Securities”) if they are publicly traded on a national securities exchange, by dividing the entire outstanding principal balance and accrued but unpaid interest of the Liquidity Bond by the Subsidiary Common Securities Exchange Price (as defined below). For purposes of the Liquidity Bond Supplemental Indenture, (i) the Exchange Price will be set at a premium to the closing price of GWG Holdings’ Common Stock on the Nasdaq Stock Market on the last trading day prior to the execution and delivery of the binding agreement for issuance of the Liquidity Bond, and (ii) the Subsidiary Common Securities Exchange Price will be based on the Exchange Price multiplied by the exchange ratio of GWG Common Stock to the Subsidiary Common Securities issued in connection with any transaction in which GWG Common Stock is converted into, or exchanged for, Subsidiary Common Securities, or if there is no conversion or exchange, the Subsidiary Common Securities Exchange Price will be determined by GWG Holdings’ board of directors in good faith taking into account differences in capital structure and related matters between GWG Holdings and the issuer of such Subsidiary Common Securities.
The Liquidity Bonds are payable in cash at maturity; provided that the Liquidity Bonds may be paid at maturity (in GWG Life’s sole discretion) in GWG Common Stock (at the Exchange Price) or Subsidiary Common Securities if they are publicly traded on a national securities exchange (at the Subsidiary Common Security Exchange Price), or a combination of cash and GWG Common Stock or Subsidiary Common Securities.
GWG Life may call and redeem the entire outstanding principal balance and accrued but unpaid interest of any or all of the Liquidity Bonds for cash at any time without penalty or premium. Liquidity Bond holders have no rights to require GWG Life to redeem any Liquidity Bond prior to maturity.
As of December 31, 2020, there was $0.5 million in principal and $0.2 million of unamortized financing costs of Liquidity Bonds. The net of these amounts, $0.3 million, is presented on the consolidated balance sheets in the L Bonds line item.
Debt Due to Related Parties
As of December 31, 2020 and December 31, 2019, Beneficient had borrowings that consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
First Lien Credit Agreement	$2,288	$77,477
Second Lien Credit Agreement	72,260	72,184
Other borrowings	2,628	2,538
Unamortized debt premiums (discounts)	(916)	887
Total debt due to related parties	$76,260	$153,086

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Beneficient First and Second Lien Credit Agreement
On May 15, 2020, Beneficient executed a Term Sheet with HCLP Nominees, L.L.C (“HCLP” or the “lender”) to amend its then senior credit agreement and subordinated credit agreement. The resulting Second Amended and Restated First Lien Credit Agreement and Second Amended and Restated Second Lien Credit Agreement (collectively, the “Second Amendments”) was executed on August 13, 2020, with terms and conditions substantially consistent with the Term Sheet, as further described below. Prior to the execution of the Second Amendments, other amendments extended the June 30, 2020 maturity dates of both loans to August 13, 2020, while Beneficient and the lender finalized the amended and restated credit agreements. Additional agreements were entered into on June 10, 2020, and on June 19, 2020, consistent with the Term Sheet, whereby Beneficient agreed to repay $25.0 million of the then outstanding principal balance and pay an extension fee of 2.5% of the outstanding aggregate principal balance of the loans, calculated after the $25.0 million repayment, on July 15, 2020. A total of $28.6 million was paid on July 15, 2020, which included the $25.0 million principal payment, related accrued interest thereon, and the extension fee described above.
GWG Holdings, GWG Life, and a newly formed entity, DLP V, also entered into the credit agreements with respect to provisions related to the potential future assumption of the loans by DLP V as described below. The amendments extended the maturity date of both loans to April 10, 2021, and increased the interest rate on each loan to 1-month LIBOR plus 8.0%, with a maximum interest rate of 9.5%. The loans are payable in three installments of $25.0 million on each of September 10, 2020, December 10, 2020, and March 10, 2021, with the remaining balance payable on April 10, 2021. On March 10, 2021, and again on June 28, 2021, Beneficient executed subsequent amendments, among other items, to further extend the maturity date to May 30, 2022, as more fully described below and in Note 23. Through December 31, 2020, all principal and interest due under the Second Amendments have been paid.

The Second Amendments provided for the assumption of the loans by DLP V pursuant to a Third Amended and Restated First Lien Credit Agreement, upon satisfaction of certain conditions precedent, including the issuance of Beneficient’s trust company charter by the Texas Department of Banking. The amendments provide that DLP V will receive Preferred C interests in exchange for assuming Beneficient’s amended loans in an amount equal to 110% of the then outstanding loan balance. Upon assumption of the loans, the lender will receive a fee of 2.0% of the then outstanding balance of the loans. Furthermore, upon assumption of the loans, the Commercial Loan Agreement between GWG Life and Ben LP will be assumed by GWG Life USA, LLC, a wholly owned subsidiary of GWG Holdings, in exchange for Class A Subclass A-2 Units of BCH equivalent to the outstanding principal balance of the debt evidenced by the Commercial Loan Agreement. In connection with the assumption of the loans by DLP V, the lender will be granted a security interest in the Preferred Series A Subclass 1 Unit Accounts of BCH held by GWG Life and the life insurance policies held by DLP V, which are to be contributed to DLP V from GWG Life Trust. The assumption of the loans by DLP V has not occurred and, as described below, further amendments to the Second Amended and Restated Credit Agreement and the Second Amended and Restated Subordinate Credit Agreement removed the assumption of the loans by DLP V.
In connection with the Ben Credit Agreements (as defined in Note 23), (i) the lender will be permitted to make capital contributions of up to $152.0 million in exchange for a Preferred Series A Subclass 1 Unit Account of BCH for an equal amount of cash for two years after the assumption of the loans; should the lender elect to make such a capital contribution, GWG Holdings or one of its subsidiaries will be allowed to exchange an amount of Preferred C into Preferred Series A Subclass 1 Unit Accounts or contribute cash for Preferred Series A Subclass 1 Unit Accounts, in certain circumstances, in order to maintain its relative ownership percentage of the Preferred Series A Subclass 1 Unit Accounts; (ii) Beneficient Holdings, Inc. (“BHI”), which owns a majority of the Class S Ordinary Units, Preferred Series A Subclass 1 Unit Accounts, and FLP Subclass 1 Unit Accounts issued by BCH, will grant certain tax-related concessions related to the transaction to the lender as may be mutually agreed upon between the parties, and (iii) in exchange for the tax-related concessions to be agreed between the parties, (a) 5% of BHI’s Preferred Series A Sub Class 1 Unit Account, which will be held by the lender, may convert, upon delivery of notice by BHI or its designee, to a Preferred A.0 Unit Account of BCH, and (b) recipients of a grant of Preferred Series A Subclass 1 Unit Accounts from BHI will have the right to put an amount of Preferred Series A Subclass 1 Unit Accounts to Ben LP equal to any associated tax liability stemming from any such grant; provided that the aggregated associated tax liability shall not relate to more than $30 million of grants of Preferred Series A Subclass 1 Unit Accounts from BHI; and provided, further, that such a put cannot be exercised prior to July 1, 2021. There has been no liability recorded for the put right as of December 31, 2020, as the transfer of Preferred Series A Subclass Unit Accounts has not occurred.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amended loan terms and ancillary documents contain covenants that (i) prevent Beneficient from issuing any securities senior to the Preferred Series A Subclass 1 or Preferred A.0 Unit Accounts; (ii) prevent Beneficient from incurring additional debt or borrowings greater than $10.0 million, other than trade payables, while the loans are outstanding; (iii) prevent, without the written consent of the lender, GWG Life Trust or DLP V from selling, transferring or otherwise disposing any of the life insurance policies held by GWG Life Trust as of May 15, 2020, except that life insurance policies may be sold, transferred, or otherwise disposed of, provided that concurrent with the assumption of the loans by DLP V, a prepayment of the loans would be required, if necessary, to maintain certain loan-to-value percentages, after giving effect to such sale, transfer or disposal; and (iv) prevent, without the written consent of the lender, GWG Holdings from selling, transferring, or otherwise disposing of any Preferred Series A Subclass 1 Unit Accounts held as of May 15, 2020, other than to DLP V. These covenants are materially similar to the terms under the Third Amended and Restated First Lien Credit Agreement once assumed by DLP V. As of December 31, 2020, Beneficient was in compliance with all covenants.
The assumption set forth in the amendments are subject to, among other things, the satisfaction of certain closing conditions, some of which may be outside of the parties’ control. These loans are not currently guaranteed by GWG.
As more fully described in Note 23, on March 10, 2021, Beneficient executed the Amendment No.1 to the Second Amended and Restated Credit Agreement and Amendment No. 1 to the Second Amended and Restated Subordinate Credit Agreement with its lender. The amendments extend the maturity date of both loans to May 30, 2022. The loans are payable in three installments of $5.0 million on each of September 10, 2021 (subsequently deferred as discussed below), December 10, 2021, and March 10, 2022, with the remaining balance payable on May 30, 2022. The amendments also provide for an extension fee equal to 1.5% of the amount outstanding under the Credit Agreements, which was added to the outstanding amount under the Credit Agreements as provided for in the amendments. Further, as more fully described in Note 23, on June 28, 2021, Beneficient executed the Amendment No. 2 to the Second Amended and Restated Credit Agreement and Amendment No. 2 to the Second Amended and Restated Subordinate Credit Agreement with its lender. The amendments eliminate the obligation of DLP V to assume the Ben Credit Agreements as provided for in the Second Amendments and waive the daily fee payable upon the Trigger as provided for in the Amendment No. 1 to the Ben Credit Agreements. Finally, as also discussed in Note 23, effective July 15, 2021, Beneficient executed Consent and Amendment No. 3 to the Second Amended and Restated Credit Agreement and Amendment No. 2 to the Second Amended and Restated Subordinate Credit Agreement with its lender, which (i) deferred the payment of all accrued and unpaid interest until December 10, 2021, and (ii) deferred the installment payment of $5.0 million due on September 10, 2021, to December 10, 2021. Beneficient agreed to pay an amendment fee to the lender in an amount equal to 3% of the then outstanding principal and interest on December 10, 2021.
Beneficient’s Second Lien Credit Agreement was originally issued to BHI, a Ben Founder Affiliate. During 2019, the Second Lien Credit Agreement was contributed to HCLP and thus, all existing senior loan obligations are held by HCLP as of December 31, 2020 and 2019. Future transactions between these parties are more fully described in Note 20.
HCLP is indirectly associated with Ben Founder. Further, an indirect parent entity of HCLP had loans outstanding to Ben Founder Affiliates as of December 31, 2020. Neither GWG Holdings nor Beneficient are a party to these loans, nor have they secured or guaranteed the loans. See Note 20 for further discussion of the relationship between HCLP and Ben Founder.
Beneficient’s additional borrowings as detailed in the table below mature in 2023 and 2024.
Future contractual maturities of Beneficient’s debt due to related parties as of December 31, 2020 are as follows (in thousands):

Years Ending December 31,
2021	$74,548
2022	—
2023	750
2024	1,856
2025	—
Thereafter	—
$77,154

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The 2018 transactions between GWG Holdings, GWG Life, Beneficient and the Seller Trusts described in Note 1 ultimately resulted in the issuance of 27,013,516 shares of GWG Holdings’ common stock to the Seller Trusts in exchange for Common Units. The shares were offered and sold in reliance upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended. Also, the Purchase and Contribution Agreement described in Note 1 ultimately resulted in the sale of 2,500,000 shares of GWG Holdings common stock to BCC, and the contribution of 1,452,155 shares of GWG Holdings common stock to AltiVerse.
Pursuant to the Exchange Agreement described in Note 1, commencing on December 31, 2019, holders of Common Units have the right to exchange their Common Units for common stock of GWG Holdings. The exchange ratio in the Exchange Agreement is based on the ratio of the capital account associated with the Common Units to be exchanged to the market price of the common stock of GWG Holdings based on the volume weighted average price of GWG Holdings’ common stock for the five consecutive trading days prior to the quarterly exchange date. No Common Units have been exchanged for common stock of GWG Holdings through December 31, 2020.
On November 15, 2018, the Board of Directors of GWG Holdings approved a stock repurchase program pursuant to which GWG Holdings was permitted, from time to time, to purchase shares of its common stock for an aggregate purchase price not to exceed $1.5 million. Stock repurchases were able to be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or otherwise. The Company repurchased 42,750 shares under this program in the first quarter of 2019 at an average per share price of $8.43. The stock repurchase program did not obligate the Company to purchase any shares and expired on April 30, 2019.
Redeemable Preferred Stock
On November 30, 2015, GWG Holdings’ public offering of up to 100,000 shares of RPS at $1,000 per share was declared effective. Holders of RPS are entitled to cumulative dividends at the rate of 7% per annum, paid monthly. Dividends on the RPS are recorded as a reduction to additional paid-in capital, if any, then to the outstanding balance of the preferred stock if additional paid-in capital has been exhausted. Under certain circumstances described in the Certificate of Designation for the RPS, additional shares of RPS may be issued in lieu of cash dividends.
The RPS ranks senior to GWG Holdings’ common stock and pari passu with GWG Holdings’ RPS 2 (see further details in the section below) and entitles its holders to a liquidation preference equal to the stated value per share (i.e., $1,000) plus accrued but unpaid dividends. Holders of RPS may presently convert their RPS into GWG Holdings’ common stock at a conversion price equal to the volume-weighted average price of GWG Holdings’ common stock for the 20 trading days immediately prior to the date of conversion, subject to a minimum conversion price of $15.00 and in an aggregate amount limited to 15% of the stated value of RPS originally purchased from us and still held by such purchaser.
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

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Series 2 Redeemable Preferred Stock
On February 14, 2017, GWG Holdings’ public offering of up to 150,000 shares of RPS 2 at $1,000 per share was declared effective. The terms of the RPS 2 are largely consistent with those of the RPS, other than the conversion and redemption features discussed below.
Holders of RPS 2 may, less an applicable conversion discount, if any, convert their RPS 2 into GWG Holdings’ common stock at a conversion price equal to the volume-weighted average price of GWG Holdings’ common stock for the 20 trading days immediately prior to the date of conversion, subject to a minimum conversion price of $12.75 and in an aggregate amount limited to 10% of the stated value of RPS 2 originally purchased from us and still held by such purchaser. We may, at our option, call and redeem shares of RPS 2 at a price equal to their liquidation preference (subject to a minimum redemption price, in the event of redemptions occurring less than one year after issuance, of 107% of the stated value of the shares being redeemed).
In April 2018, we closed the RPS 2 offering to additional investors having sold 149,979 shares of RPS 2 for an aggregate gross consideration of $150.0 million and incurred approximately $10.3 million of related selling costs.
The RPS 2 was determined to have the same two embedded features discussed in the RPS section above (optional redemption by the holder and optional conversion by the holder). We do not believe bifurcation of either the holder’s redemption or conversion feature is appropriate.
Beneficient Equity
As of December 31, 2020, Ben LP has issued Common Units and BCH, a consolidated subsidiary of Ben LP, has issued general partnership Class A Units (Subclass A-1 and A-2), Class S Ordinary Units, Class S Preferred Units, FLP Units (Subclass 1 and Subclass 2), Preferred Series A Subclass 1 Unit Accounts, Preferred Series A Subclass 2 Unit Accounts, and Preferred Series C Unit Accounts. The Preferred Series A Subclass 0 Unit Accounts were created under the 5th Amended and Restated LPA; however, none have been issued as of December 31, 2020. The 5th Amended and Restated LPA of BCH governs the terms of these equity securities.
Common Units
As of December 31, 2020 and December 31, 2019, Ben LP has a total of 48,205,756 and 44,146,623 Common Units issued and outstanding, respectively. As of December 31, 2020 and December 31, 2019, GWG Holdings owns 46,887,915 and 42,171,946, Common Units, respectively, which are eliminated in consolidation. The remaining issued and outstanding Common Units are recorded in the consolidated balance sheets in the noncontrolling interests line item.
Preferred Series A Subclass 0 (Noncontrolling Interests)
On July 15, 2020, BCH amended its limited partnership agreement in a 5th Amended and Restated LPA, which created a new subclass of Preferred Series A Unit Accounts, the Preferred A.0.
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

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

an automated quotation system into which the Common Units are convertible or exchangeable for the twenty (20) days immediately prior to the applicable exchange date.
The Preferred A.0 Unit Accounts have not been issued as of December 31, 2020.
Preferred Series A Subclass 1 (Redeemable Noncontrolling Interest)
BCH, a consolidated subsidiary of Ben LP, has non-unitized equity outstanding. The Preferred Series A Subclass 1 Unit Accounts are non-participating and convertible on a dollar basis.
In 2019, Preferred Series A Subclass 1 Unit Account holders signed an agreement to forbear the right to receive an annualized preferred return in excess of a rate determined materially consistent with the methodology below until, initially, the earlier of December 31, 2019 or three months following the issuance of the limited trust association charter by the Texas Department of Banking. The charter from the Texas Department of Banking was not issued as of December 31, 2019. In 2020, this forbearance agreement was extended through December 31, 2020.
The income allocation methodology under this forbearance agreement was as follows:
•First, Ben, as the sole holder of Class A Units issued by BCH is allocated income from BCH to cover the expenses incurred solely by Ben;
•Second, the remaining income at BCH is allocated 50% to the aggregate of Class A Units and Class S Ordinary Units and 50% to Preferred Series A Subclass 1 Unit Accounts, until the Common Units issued by Ben LP receive a 1% annualized return on the Common Unit account balance;
•Third, after the 1% annualized return to the Common Unit issued by Ben LP is achieved, additional income is allocated to the Preferred Series A until the Preferred Series A is allocated the amount required under the LPA, (as amended); and
•Finally, any remaining income is allocated under the terms of the current LPA (pro-rata between the Class A Units and Class S Ordinary Units).
If and when the forbearance agreement expires, account holders will be entitled to a compounded quarterly preferred return. The preferred return to be paid to Preferred Series A Unitholders is limited by a quarterly preferred return rate cap that is based on the annualized revenues of BCH. Annualized revenues are defined as four times the sum of total quarterly interest, fee and dividend income plus total noninterest revenues. This quarterly rate cap is defined as follows:
•0.25% if annualized revenues are $80 million or less
•0.50% if annualized revenues are greater than $80 million but equal to or less than $105 million
•0.75% if annualized revenues are greater than $105 million but equal to or less than $125 million
•1.00% if annualized revenues are greater than $125 million but equal to or less than $135 million
•1.25% if annualized revenues are greater than $135 million but equal to or less than $140 million
•If over $140 million, the preferred return calculation is based on a fraction (i) the numerator of which is (A) the positive percentage rate change, if any, to the seasonally adjusted CPI-U covering the period from the date of the last allocation of profits to such holders, plus (B) (x) 2% prior to an Initial Public Offering (as defined in the BCH LPA) by Ben LP and (y) 3% thereafter, and (ii) the denominator of which is one minus the highest effective marginal combined U.S. federal, state and local income tax rate in effect as of the beginning of the fiscal quarter for which such determination is being made for an individual resident in New York City, New York, assuming (1)that the aggregate gross income allocable with respect to the quarterly preferred return for such fiscal year will consist of the same relative proportion of each type or character (e.g., long term or short term capital gain or ordinary or exempt income) of gross income item included in the aggregate gross income actually allocated in respect of the quarterly preferred return for the fiscal year reflected in the BCH’s most recently filed Internal Revenue Service Form 1065 and (2) any state and local income taxes are not deductible against U.S. federal income tax.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The definition of Initial Public Offering includes an event, transaction or agreement pursuant to which the Common Units are convertible or exchangeable into equity securities listed on a national securities exchange or quotation in an automated quotation system.
No amounts have been paid to the Preferred Series A Subclass 1 Unit Account holders related to the preferred return from inception through December 31, 2020, and any amounts earned have been accrued and are included in the balance of redeemable noncontrolling interests line item of the consolidated balance sheets. Certain Preferred Series A Subclass 1 Unit Account holders agreed to be specially allocated any income or losses associated with the Beneficient Management Partners, L.P. Equity Incentive Plan and certain other costs.
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
The current LPA of BCH also includes certain limitations of BCH, without the consent of a majority-in-interest of the Preferred Series A Unit Account holders, to (i) issue any new equity securities and (ii) except as otherwise provided, incur indebtedness that is senior to or pari passu with any right of distribution, redemption, repayment, repurchase or other payments relating to the Preferred Series A Unit accounts. Further, BCH cannot, prior to the conversion of all the Preferred Series A Unit accounts, incur any additional long-term debt unless (i) after giving effect to the incurrence of the new long-term debt on a pro forma basis, the sum of certain preferred stock, existing debt and any new long-term indebtedness would not exceed 55% of BCH’s net asset value (“NAV”) plus cash on hand, and (ii) at the time of incurrence of any new long-term indebtedness, the aggregate balance of BCH’s (including controlled subsidiaries) debt plus such new long-term debt does not exceed 40% of the sum of the NAV of the interests in alternative assets supporting the Collateral underlying the loan portfolio of BCH and its subsidiaries plus cash on hand at Ben LP, BCH and its subsidiaries.
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

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of December 31, 2020, the carrying value of GWG Holdings’ investments in Preferred Series C Unit Accounts was $195.6 million. The Preferred Series C Unit Accounts are eliminated upon consolidation.

Class S Ordinary Units
As of December 31, 2020 and 2019, BCH, a subsidiary of Ben LP, had issued and outstanding 5.8 million and 5.7 million Class S Ordinary Units, respectively. The Class S Ordinary Units participate on an as-converted basis pro-rata in the share of the profits or losses of BCH and subsidiaries following all other allocations made by BCH and its subsidiaries. As limited partner interests, these units have limited voting rights and do not entitle participation in the management of BCH’s business and affairs. The Class S Ordinary Units are exchangeable for Common Units on a one-for-one basis, subject to customary conversion rate adjustments for splits, distributions and reclassifications, as well as compliance with any applicable vesting and transfer restrictions. Each conversion also results in the issuance to Ben LP of a Class A Unit of BCH for each Common Unit issued.
The Class S Ordinary Units are recorded in the consolidated balance sheet in the noncontrolling interests line item.

Class S Preferred Units
The limited partnership agreement of BCH allows it to issue Class S Preferred Units. The Class S Preferred Units are entitled to a quarterly preferred return that is limited by the quarterly preferred return rate cap described above for Preferred Series A Subclass 1 except for when annualized revenues exceed $140 million, the Class S Preferred return is based on a fraction (i) the numerator of which is (A) the positive percentage rate change, if any, to the seasonally adjusted CPI-U covering the period from the date of the last allocation of profits to such holders, plus (B) 0.75 percent, and (ii) the denominator of which is one minus the highest effective marginal combined U.S. federal, state and local income tax rate in effect as of the beginning of the fiscal quarter for which such determination is being made for an individual resident in New York City, New York, assuming (1) that the aggregate gross income allocable with respect to the quarterly preferred return for such fiscal year will consist of the same relative proportion of each type or character (e.g., long term or short term capital gain or ordinary or exempt income) of gross income item included in the aggregate gross income actually allocated in respect of the quarterly preferred return for the fiscal year reflected in the Ben Group Partnership’s most recently filed IRS Form 1065 and (2) any state and local income taxes are not deductible against U.S. federal income tax. The Class S Preferred Units also participate on an as-converted basis pro-rata in the share of the profits or losses of BCH and subsidiaries following all other allocations made by BCH and its subsidiaries. As limited partner interests, these units are generally non-voting and do not entitle participation in the management of the BCH’s business and affairs. Generally, the Class S Preferred Units are exchangeable for Common Units in Ben LP on a 1.2-for-1 basis, subject to customary conversion rate adjustments for splits, distributions and reclassifications, as well as compliance with any applicable vesting and transfer restrictions. Each conversion also results in the issuance to Ben LP of a Class A Unit for each Common Unit issued. Holders of Class S Preferred Units may elect to convert into Class S Ordinary Units in connection with a sale or dissolution of BCH.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2020, a nominal number of shares of Class S Preferred Units have been issued. No amounts have been paid to the Class S Preferred Unit holders related to the preferred return from issuance through December 31, 2020, and any amounts earned have been accrued and are included in the balance of Class S Preferred Units presented on the consolidated balance sheet in the noncontrolling interests line item.

Beneficiaries of the ExAlt Trusts
The ultimate beneficiary of the ExAlt Trusts is an unrelated third party charity (the “Charitable Beneficiary”) that is entitled to i) approximately 5% of any amounts paid to Beneficient as payment on amounts due under each ExAlt Loan, ii) approximately 10% of the amount of excess cash Collateral, if any, following the full repayment of an ExAlt Loan; and (iii) all amounts accrued and held at the ExAlt Trusts once all amounts due to Beneficient under the ExAlt Loans and any fees related to Beneficient’s services to the ExAlt Trusts are repaid. The Charitable Beneficiary’s account balances with respect to its interest in such ExAlt Trusts cannot be reduced to below zero. Any losses allocable to the Charitable Beneficiary in excess of its account balances are reclassified at each period end to the trusts deficit account which is included as part of noncontrolling interest. During 2020, additional ExAlt Trusts were created arising from new liquidity transactions with customers. These new ExAlt Trusts, which are consolidated by Beneficient, resulted in the recognition of additional noncontrolling interest of $6.0 million representing the interests in these new ExAlt Trusts held by the Charitable Beneficiary.
The interest of the Charitable Beneficiary, including the associated trust deficit (as applicable), in the ExAlt Trusts is recorded on the consolidated balance sheets in the noncontrolling interests line item.
(12) Equity-Based Compensation
As of December 31, 2020 and 2019, the Company has outstanding equity-based awards under the GWG Holdings 2013 Stock Incentive Plan, the Beneficient Management Partners, L.P. (“BMP”) Equity Incentive Plan (the “BMP Equity Incentive Plan”), the Ben Equity Incentive Plan (as defined below), and Preferred Series A Subclass 1 Unit Accounts, as more fully described in the sections below.
2013 Stock Incentive Plan
GWG Holdings adopted the 2013 Stock Incentive Plan in March 2013, as amended on June 1, 2015, May 5, 2017 and May 8, 2018. Participants under the plan may be granted incentive stock options and non-statutory stock options; stock appreciation rights; stock awards; restricted stock; restricted stock units; and performance shares. Eligible participants include officers and employees of GWG Holdings and its subsidiaries, members of GWG Holdings’ Board of Directors, and consultants. Option awards generally expire 10 years from the date of grant. As of December 31, 2020, the Company has granted stock options, stock appreciation rights (“SAR”), and restricted stock units (“RSU”) under this plan. As of December 31, 2020, 6,000,000 awards are authorized under the plan, of which 2,507,924 shares were reserved for issuance under outstanding incentive awards and 3,492,076 shares remain available for future grants.
Stock Options
As of December 31, 2020, GWG Holdings had outstanding stock options for 695,117 shares of common stock to employees, officers, and directors under the plan. The options were issued with an exercise price between $4.83 and $11.56, which is equal to the market price of the shares on the date of grant. Options vest over varying terms of up to three years. There were no options granted during the year ended December 31, 2020. The weighted average grant date fair value of options granted during the year ended December 31, 2019, was $2.73. The total intrinsic value of stock options exercised during the year ended December 31, 2020 and 2019 was $31.6 thousand and $0.3 million, respectively. The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2020 was $41.7 thousand and $40.1 thousand, respectively. Additionally, as a result of stock option exercises, 3,688 shares of common stock were issued to employees, net of shares forfeited to satisfy tax withholding obligations. During the years ended December 31, 2020 and 2019, a total of 97,996 and 197,859 stock options held by employees vested for a total fair value of $0.3 million and $0.5 million, respectively.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Appreciation Rights (SARs)
As of December 31, 2020, GWG Holdings had 535,657 SARs outstanding. The strike price of the SARs was between $6.75 and $11.55, which was equal to the market price of the common stock at the date of issuance. SARs vest over varying terms of up to three years. On December 31, 2020, the market price of GWG’s common stock was $6.99. The weighted average grant date fair value of SARs granted during the years ended December 31, 2020 and 2019, was $2.51 and $2.66, respectively. During the years ended December 31, 2020 and 2019, a total of 98,536 and 102,102 SARs held by employees vested for a total fair value of $0.2 million and $0.2 million, respectively.
Upon the exercise of SARs, the Company is obligated to make cash payments equal to the positive difference between the market value of GWG Holdings’ common stock on the date of exercise less the market value of the common stock on the date of grant. The liability for the SARs as of December 31, 2020 and 2019 was $0.5 million and $0.6 million, respectively, and was recorded within other accrued expenses in the consolidated balance sheets.
The following summarizes information concerning outstanding options and SARs issued under the 2013 Stock Incentive Plan:

	Outstanding		Weighted Average Exercise Price
	Stock Options	SARs	Stock Options	SARs
December 31, 2019	905,381	375,625	$9.05	$9.25
Granted	—	192,925	—	7.82
Exercised	(20,136)	(1,284)	8.27	7.24
Forfeited and expired	(190,128)	(31,609)	9.23	9.05
December 31, 2020	695,117	535,657	9.03	8.75
The following table provides information regarding outstanding stock options and SARs which were fully vested and exercisable:

	December 31, 2020		December 31, 2019
	Stock Options	SARs	Stock Options	SARs
Number outstanding and exercisable	629,530	293,455	673,341	200,745
Weighted-Average Remaining Life (years)	5.88	4.17	6.83	4.49
Weighted Average Exercise Price	$8.91	$8.93	$8.88	$8.81
Restricted Stock Units
A restricted stock unit (“RSU”) entitles the holder thereof to receive one share of GWG Holdings’ common stock (or, in some circumstances, the cash value thereof) upon vesting. RSUs are subject to forfeiture until they vest. On June 18, 2019, GWG Holdings granted an aggregate of 114,366 RSUs to its directors, which vested in their entirety on the one year anniversary of the grant date. On May 31, 2019, GWG Holdings granted RSUs to its Chief Executive Officer that are subject to performance-based vesting pursuant to a performance share unit agreement (“PSU Agreement”). The PSU Agreement provides for a target award grant of 129,717 RSUs, and up to a maximum of 259,434 RSUs, with each representing the right to receive one share of GWG Holdings’ common stock (or, following a Change-in-Control Transaction (as defined in the PSU Agreement), the cash value thereof) upon vesting, which is generally subject to the satisfaction of performance goals over a performance period commencing on April 26, 2019 and ending on December 31, 2021. The weighted average grant date fair value of awards granted during 2019 was $10.15.
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

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2020, 57,183 of the RSUs held by directors vested for the same number of shares of common stock for a total fair value of $0.5 million. The weighted-average grant date fair value for the unvested activity presented in the table below was $9.18 for the year ended December 31, 2020.
BMP Equity Incentive Plan
The Board of Directors of Beneficient Management, Ben LP’s general partner, adopted the BMP Equity Incentive Plan in 2019. Under the BMP Equity Incentive Plan, certain directors and employees of Beneficient are eligible to receive equity units in BMP, an entity affiliated with the board of directors of Beneficient Management, in return for their services to Ben. The BMP equity units eligible to be awarded to employees are comprised of BMP’s Class A Units and/or BMP’s Class B Units (collectively, the “BMP Equity Units”). As of December 31, 2020 and 2019, the Board of Directors of Beneficient Management has authorized the issuance of up to 19,000,000 units each of the BMP Equity Units. All awards are classified in equity upon issuance.
While providing services to Beneficient, if applicable, certain of these awards are subject to minimum retained ownership rules requiring the award recipient to continuously hold BMP Equity Units equivalents equal to at least 25% of their cumulatively granted awards that have the minimum retained ownership requirement. The awards are generally non-transferable. Awards under the BMP Equity Incentive Plan that vest ultimately dilute holders of Common Units.
The BMP Equity Units awarded beginning in second quarter 2019 and through December 31, 2020, included awards that were fully vested upon grant date, and some awards that are subject to service-based vesting over a four-year period from the date of hire. Expense associated with the vesting of these awards is based on the fair value of the BMP Equity Units on the date of grant. As of December 31, 2020 and 2019, compensation cost has been recognized for the granted awards using the straight-line method over the requisite service period. The remaining unrecognized compensation cost for granted awards will be recognized prospectively over the remaining requisite service period, on a straight-line basis using the graded vesting method and forfeitures will be accounted for at the time that such forfeitures occur. Expense recognized for these awards is specially allocated to certain holders of redeemable noncontrolling interests.
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
During the second quarter of 2020, 1,963,969 vested units were forfeited and returned as a result of an agreement allowing Beneficient to recover the aforementioned units held by one former director of Beneficient (see further discussion below).
The weighted-average grant date fair value was $9.61 per unit as of December 31, 2020. The weighted-average grant date fair value for the unvested activity presented in the table below was $9.61 per unit for the year ended December 31, 2020. The total fair value of shares vested during the year ended December 31, 2020, was $49.6 million.
Ben Equity Incentive Plan
The Board of Directors of Beneficient Management adopted the Ben Equity Incentive Plan in September 2018 (the “Ben Equity Incentive Plan”). Under the Ben Equity Incentive Plan, Ben LP is permitted to grant equity awards, in the form of restricted equity units (“REUs”) up to a maximum of 12,811,258, representing ownership interests in Common Units. Settled awards under the Ben Equity Incentive Plan dilute holders of Common Units. The total number of Common Units that may be issued under the Ben Equity Incentive Plan is equivalent to 15% of the number of fully diluted Common Units outstanding, subject to annual adjustment. All awards are classified in equity upon issuance.
All REUs are subject to two performance conditions, both of which were met during 2019. Additionally, if a change-of-control event occurs prior to July 1, 2021, then all units, vested and unvested, will settle within 60 days. Any transaction whereby GWG Holdings obtains the right to appoint a majority of the members of Beneficient Management’s Board of Directors is expressly excluded from the definition of change-of-control for the REUs.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
REUs were awarded under the Ben Equity Incentive Plan beginning in the second quarter of 2019. For the REUs awarded under the Ben Equity Incentive Plan, pre-combination expense associated with the vesting of these awards is based on the fair value of the Common Units on the date of grant while post-combination expense is based on the fair value of the Common Units on the change-in-control date. The remaining unrecognized compensation cost for granted awards will be recognized prospectively over the remaining requisite service period, on a straight-line basis using the graded vesting method and forfeitures will be accounted for at the time that such forfeitures occur.
As Ben LP’s equity is not publicly traded, the fair value for substantially all of the REUs granted in 2020 was estimated by using the valuation techniques consistent with those utilized to determine the acquisition date equity values arising from GWG Holdings obtaining a controlling financial interest in Beneficient. These valuation techniques relied upon the OPM Backsolve approach under the market method as more fully described in Note 4. For the REUs granted in the latter portion of 2020, which is a de minimis amount of the total 2020 REUs, we utilized valuation techniques consisting of the income approach and market approach. For awards granted during 2019, the fair value of the REUs was estimated using recent equity transactions involving third parties, which provided the Company with observable fair value information sufficient for estimating the grant date fair value.
During the second quarter of 2020, 507,500 vested units were forfeited as a result of an agreement allowing Beneficient to recover the aforementioned units held by one former director of Beneficient. Beneficient recognized $36.3 million of other income as a result of this recovery of equity-based compensation, including both BMP Equity Units and REUs. A substantial majority of the former director’s equity-based compensation units were fully vested, and the majority of the related expense was allocated to certain holders of noncontrolling interests and recorded in prior periods. The provisions of the award agreements related to the forfeiture of vested units resulted in the previous expense being recorded to other income in the year-to-date period, accordingly.
During the third quarter of 2020, 515,000 units were granted to a senior partner director subject to a performance condition. The performance condition has not been met as of December 31, 2020. As the performance condition of the grant is based on a liquidity event, recognition of the related compensation cost is deferred until the condition has been met. Total unrecognized compensation cost related to this award is approximately $6.4 million as of December 31, 2020.
The estimated weighted-average grant date fair value date was $12.50 as of December 31, 2020. The weighted-average grant date fair value for the unvested activity presented in the table below was $12.50 for the year ended December 31, 2020. The total fair value of shares vested during the year ended December 31, 2020, was $42.9 million.

Preferred Equity
On April 25, 2019, Preferred Series A Subclass 1 Unit Accounts in BCH, a subsidiary of Ben LP, were assigned to three directors, with each having a capital account balance of $4.0 million, subject to a performance condition, in return for each of the directors providing to BCH their knowledge and abilities in helping with the formation of and capital raising for the Company. BHI, a Ben Founder Affiliate, assigned the Preferred Series A Subclass 1 Unit Accounts it holds in BCH to the directors for those individuals providing services to BCH. Accounting for services provided to the Company but paid by a principal shareholder follows the substance of the transaction and is therefore accounted for similar to a share-based payment in exchange for services rendered. The awards vest upon grant, subject to a performance condition whereby each of the directors must be a board member at the time that a certain level of additional capital is raised. The fair value of the awards at the grant date was estimated at $12.0 million in aggregate.
During the fourth quarter of 2019, $4.0 million of the capital account balance was forfeited back to the Company and reverted to BHI upon the departure of a certain director. The performance condition was met during the fourth quarter of 2020 and

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expense of $11.4 million was recognized and specially allocated to certain Preferred Series A Subclass 1 Unit Account holders on a pro-rata basis based on their capital account balance. The expense recognized upon vesting is reflective of the value calculated after the determination of overall enterprise value in connection with the change of control event discussed in Note 4.
The following table summarizes the award activity, in number of units, during the year ended December 31, 2020:

	Balance at December 31, 2019	Granted	Vested	Exercised	Forfeited	Recovery of Vested Awards	Balance at December 31, 2020
Vested
RSU	—	—	57,183	(57,183)	—	—	—
BMP Equity Units	7,980,037	4,580,888	578,678	—	(31,618)	(1,963,969)	11,144,016
REUs	2,164,742	3,033,956	401,598	—	(14,000)	(507,500)	5,078,796
Unvested
RSU	244,083	—	(57,183)	—	(57,183)	—	129,717
BMP Equity Units	180,000	3,008,800	(578,678)	—	(380,025)	—	2,230,097
REUs	246,500	2,727,072	(401,598)	—	(303,400)	—	2,268,574
Total
RSU	244,083	—	—	(57,183)	(57,183)	—	129,717
BMP Equity Units	8,160,037	7,589,688	—	—	(411,643)	(1,963,969)	13,374,113
REUs	2,411,242	5,761,028	—	—	(317,400)	(507,500)	7,347,370
The following table presents the components of equity-based compensation expense recognized in the consolidated statement of operations (in thousands):

	Year Ended December 31,
	2020	2019
Stock options	$180	$408
Stock appreciation rights	(40)	338
Restricted stock units	(38)	986
BMP equity units	53,523	—
REUs	45,772	—
Preferred equity	11,443	—
Total equity-based compensation	$110,840	$1,732
Unrecognized equity-based compensation expense, excluding the expense related to the performance award discussed above, totaled approximately $34.8 million as of December 31, 2020.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the equity-based compensation expense expected to be recognized over the next five years based on scheduled vesting of awards outstanding, excluding the award subject to the performance condition discussed above, as of December 31, 2020 (in thousands):

	Stock Options	SAR	REU	BMP Equity Units	Total
2021	$107	$287	$7,805	$7,965	$16,164
2022	19	192	5,754	5,834	11,799
2023	—	91	2,993	2,555	5,639
2024	—	—	674	518	1,192
2025	—	—	—	—	—
Total	$126	$570	$17,226	$16,872	$34,794

Weighted-average period over which to be recognized	0.57 years	1.12 years	2.52 years	1.61 years
(13) Other Expenses
The components of other expenses in our consolidated statements of operations are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Insurance and regulatory	$4,459	$5,032
Information technology	3,596	2,024
Servicing and facility fees	2,423	1,833
Marketing	1,251	1,612
Premises and equipment	1,215	692
Depreciation and amortization	1,170	436
Contract labor	906	1,820
Travel and entertainment	2,004	1,218
General and administrative	1,203	1,076
Bad debt expense	—	153
Total other expenses	$18,227	$15,896

(14) Income Taxes
The Company’s income tax provision reflects the activity of GWG Holdings and its subsidiaries and Beneficient Corporate Holdings, LLC, currently the sole entity in the Beneficient consolidated group that is taxed as a corporation. GWG Holdings and its subsidiaries files a separate tax return from Beneficient Corporate Holdings, LLC, but the tax provision information below as of and for the year ended December 31, 2020 is presented on a consolidated basis for financial reporting purposes under applicable GAAP.
As the statements of operations of GWG Holdings and Ben LP were presented on a consolidated basis beginning on January 1, 2020, the information below as of and for the year ended December 31, 2019 does not include the tax provision information of Beneficient Corporate Holdings, LLC.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The current and deferred components of our income tax expense (benefit) and the reconciliation at the statutory federal tax rate to our actual income tax expense (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019
		(As Restated)
Current income tax expense	$537	$10
Deferred income tax expense (benefit)	(16,927)	71,855
Total income tax expense (benefit)	$(16,390)	$71,865

	Year Ended December 31,
	2020	2019
		(As Restated)
Statutory federal income tax (benefit)	$(43,339)	$33,449
State income taxes (benefit), net of federal benefit	(2,995)	12,962
Change in valuation allowance	20,688	25,547
Noncontrolling interest	7,718	—
Other permanent differences, net	1,538	(93)
Total income tax expense (benefit)	$(16,390)	$71,865
The Company’s effective tax rate was 7.9% and 45.1% for the years ended December 31, 2020 and 2019, respectively. The effective tax rate for the year ended December 31, 2020 primarily reflects the effects of the remeasurement of deferred tax liabilities due to a change in state deferred tax rate, offset by current state taxes and an increase in valuation allowance. The effective tax rate for the year ended December 31, 2019 was higher than the statutory rate primarily due to the deferred tax liability resulting from the gain on consolidation of equity method investment.
After the change-of-control transaction with Ben LP on December 31, 2019, GWG Holdings moved its headquarters from Minnesota to Texas. This move resulted in a change in the state deferred tax rate from 9.8% to 0%.
The effects of temporary differences that give rise to deferred income taxes were as follows (in thousands):

	December 31
	2020	2019
		(As Restated)
Deferred tax assets:
Investment in life insurance policies	$42,836	$37,649
Net operating loss and business interest carryforwards	43,188	18,935
Other assets	4,940	9,348
Subtotal	90,964	65,932
Valuation allowance	(88,157)	(65,932)
Deferred tax assets	2,807	—

Deferred tax liabilities:
Investment in partnership	(54,077)	(71,855)
Other liabilities	(199)	—
Net deferred tax liability	$(51,469)	$(71,855)
At December 31, 2020, we had federal net operating loss (“NOL”) carryforwards of $58.0 million resulting in related deferred tax assets of $12.2 million, and state NOL carryforwards of $24.3 million resulting in related deferred tax assets of $1.9 million. At December 31, 2019, we had federal NOL carryforwards of $29.7 million resulting in related deferred tax

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assets of $6.2 million, and state NOL carryforwards of $29.6 million resulting in related deferred tax assets of $2.3 million. The NOL carryforwards will begin to expire in 2031.
Future utilization of NOL carryforwards is subject to limitations under Section 382 of the Internal Revenue Code. This section generally relates to a more than 50 percent change in ownership over a three-year period. As a result of the Exchange Transaction, a change in ownership for income tax purposes occurred as of December 28, 2018. As such, the annual utilization of our net operating losses generated prior to the ownership change was limited. However, net unrealized built-in gains on our life insurance policies result in an increase in the Section 382 limit over the five-year recognition period, which resulted in $0.5 million of current tax liability in 2020 and a nominal amount in 2019. Included in the deferred tax liability noted in the table above are our investments in various classes of equity in Beneficient, which are partnerships for federal income tax purposes.
Also, as of December 31, 2020, we had a capital loss carryforward of $14.2 million that, if unused, will expire in 2025.
We provide for a valuation allowance when it is not considered “more likely than not” that our deferred tax assets will be realized. As of December 31, 2020, based on all available evidence, we have provided a valuation allowance of $88.2 million against our deferred tax assets due to the uncertainty as to the realization of our deferred tax assets during the carryforward periods. In 2020, valuation allowances were recorded against the total amount of non-permanent deferred tax assets.
The Company currently records a valuation allowance against its deferred tax assets that cannot be realized by the future reversal of existing temporary differences. Due to the uncertain timing of the reversal of certain of these temporary differences due to the constraint described below, they cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore, the vast majority of the deferred tax liability cannot be utilized in determining the realizability of the deferred tax assets. As previously discussed, due to a prior deemed ownership change, net operating loss carryforwards are subject to Section 382 of the Internal Revenue Code.
The Company reassessed its valuation allowance during the third quarter of 2020 and determined it would no longer utilize the reversal of a temporary difference related to GWG Holdings’ preferred equity ownership in Beneficient, until such time as the preferred equity is no longer constrained, as a source of income to realize existing deferred tax assets related to the net operating loss and Section 163(j) limitations. As a result, the Company recorded a large net deferred tax liability as of December 31, 2020. The effects of the reassessment of the valuation allowance on the deferred tax liability as of December 31, 2019 are reflected in Note 21 to these consolidated financial statements. The net deferred tax liability as of December 31, 2020 is specifically related to GWG Life’s investment in the Preferred Series A Subclass 1 Unit Accounts described in Note 1. The disposition of this investment is constrained by the Pledge and Security Agreement in favor of the holders of the L Bonds of GWG Holdings. As such, the timing of recognition of the necessary taxable income related to this investment and the future reversal of this temporary difference cannot be predicted.
ASC 740, Income Taxes, requires the reporting of certain tax positions that do not meet a threshold of “more-likely-than-not” to be recorded as uncertain tax benefits. It is management’s responsibility to determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation, based upon the technical merits of the position. Management has reviewed all income tax positions taken or expected to be taken and has determined that the income tax positions are appropriately stated and supported. We do not anticipate that the total unrecognized tax benefits will significantly change prior to December 31, 2021.
Under our accounting policies, interest and penalties on unrecognized tax benefits, as well as interest received from favorable tax settlements are recognized as components of income tax expense. At December 31, 2020 and 2019, we recorded no accrued interest or penalties related to uncertain tax positions.
Our income tax returns for tax years ended December 31, 2017 through 2019, and 2020, when filed, remain open to examination by the Internal Revenue Service and various state taxing jurisdictions. Our income tax return for tax year ended December 31, 2016 also remains open to examination by various state taxing jurisdictions.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) Earnings (Loss) per Common Share
The computations of basic and diluted income (loss) attributable to common shareholders per share for 2020 and 2019 are as follows (in thousands, except share data and per share data):

	Year Ended December 31,
	2020	2019
Numerator:		(As Restated)
Basic – Net income (loss) attributable to common shareholders	$(168,545)	$70,471
Add: Preferred dividends upon conversion	—	2,020
Diluted – Net income (loss) attributable to common shareholders	(168,545)	72,491

Denominator:
Basic – weighted average common shares outstanding	28,063,268	33,016,007
Effect of dilutive securities	—	2,203,435
Diluted – weighted average common shares outstanding	28,063,268	35,219,442
Basic earnings (loss) per common share	$(6.01)	$2.13
Diluted earnings (loss) per common share	$(6.01)	$2.06
For the year ended December 31, 2020, RPS, RPS 2, restricted stock units, and stock options for a potential 2,313,748 shares were not included in the calculation of diluted earnings per share because we recorded a net loss during this period and the effects were anti-dilutive. Potentially dilutive instruments issued by Ben LP that are ultimately exchangeable into GWG Holdings’ common stock were also excluded from the calculation of diluted earnings per share for the year ended December 31, 2020 because we recorded a net loss during this period and the effects were anti-dilutive.
RPS and RPS 2 (as described in Note 11) and restricted stock units and stock options (as described in Note 12) were included in the calculation of diluted earnings per share for the year ended December 31, 2019. Options to purchase 437,266 shares of common stock were outstanding during 2019 but were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive.
(16) Segment Reporting
The Company has two reportable segments consisting of Secondary Life Insurance and Beneficient. Corporate & Other includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, and management and administrative services to support the overall operations of the Company, and from November 1, 2019, include GWG Holdings’ equity method investment in FOXO.
The Secondary Life Insurance segment seeks to earn non-correlated yield from our portfolio of life insurance policies. Our Beneficient segment consists of the assets and operations of Ben LP and its subsidiaries. Beneficient became a consolidated subsidiary of GWG Holdings as of December 31, 2019 as described in Note 4. Ben LP provides a variety of trust services, liquidity products for owners of alternative assets and illiquid investment funds, and other financial services to MHNW individuals. The Corporate & Other category consists of unallocated corporate overhead and administrative costs and the operations of operating segments that do not meet the quantitative criteria to be separately reported.
These segments are differentiated by the products and services they offer as well as by the information used by the Company’s chief operating decision maker to determine allocation of resources and assess performance.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings before taxes (“EBT”) is the measure of profitability used by management to assess performance of its segments and allocate resources. Segment EBT represents net income (loss) excluding income taxes and includes earnings (loss) from equity method investments and for the year ended December 31, 2019, the gain on consolidation of equity method investment. Information on reportable segments is as follows (in thousands):

	Year Ended December 31,
Revenue:	2020	2019
Secondary Life Insurance	$51,359	$78,002
Beneficient	72,950	13,738
Corporate & Other	62	536
Total	$124,371	$92,276

	Year Ended December 31,
Interest Expense:	2020	2019
Secondary Life Insurance	$97,279	$83,055
Beneficient	57,337	31,789
Corporate & Other	—	—
Total	$154,616	$114,844

	Year Ended December 31,
Segment EBT:	2020	2019
		(As Restated)
Secondary Life Insurance	$(59,684)	$(27,694)
Beneficient	(139,575)	222,443
Corporate & Other	(32,970)	(35,470)
Total Segment EBT	(232,229)	159,279
Income tax expense (benefit)	(16,390)	71,865
Net income (loss)	$(215,839)	$87,414

	December 31,
Total Assets:	2020	2019
		(As Restated)
Secondary Life Insurance	$886,739	$904,363
Beneficient	2,662,630	2,762,121
Corporate & Other	15,588	9,297
Total	$3,564,957	$3,675,781
The total assets of the Beneficient segment at both December 31, 2020 and 2019, includes goodwill of $2.4 billion which represents all of the goodwill on our consolidated balance sheet as of the end of each reporting period.
(17) Leases
The Company leases certain real estate for its office premises under operating lease agreements, which expire in 2021 and 2025. Under these leases, we are obligated to pay base rent plus common area maintenance and a share of building operating costs. The lease agreements contain extension options which we have not included in our liability calculations. We lease various other facilities on a short-term basis. The lease assets and liabilities are as follows (in thousands):

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases	Classification	December 31, 2020
Operating lease right-of-use assets	Other assets	$1,126
Operating lease liabilities	Accounts payable and accrued expenses	$1,672
Total lease costs recognized for the years ended December 31, 2020 and 2019 were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Operating lease costs	$910	$233
Variable lease costs	332	225
Short-term lease costs	87	60
Total lease costs	$1,329	$518
The weighted average remaining lease term at December 31, 2020 and 2019 was 3.9 years and 4.2 years, respectively, and the weighted average discount rate was 6.8% and 6.6%, respectively. For the years ended December 31, 2020 and 2019, cash paid for amounts included in the measurement of operating lease liabilities and included in operating cash flows totaled $1.0 million and $0.3 million respectively.
Maturities of operating lease liabilities as of December 31, 2020 are as follows (in thousands):

2021	$716
2022	302
2023	311
2024	320
2025	273
Thereafter	—
Total lease payments	1,922
Less: imputed interest	(250)
Present value of lease liabilities	$1,672

(18) Commitments and Contingencies
Litigation — In the normal course of business, we are involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on our financial position, results of operations or cash flows.
Commitments — GWG Holdings is committed to contribute an additional $3.8 million to FOXO through 2021. The ExAlt Trusts had $35.6 million and $34.9 million of potential gross capital commitments as of December 31, 2020 and December 31, 2019, respectively, representing potential limited partner capital funding commitments on the interests in alternative asset funds. This is the amount above any existing cash reserves for such capital funding commitments. The ExAlt Trusts holding the interest in the limited partnership for the alternative asset fund is required to fund these limited partner capital commitments per the terms of the limited partnership agreement. Capital funding commitment reserves are maintained by the associated trusts within the ExAlt PlanTM created at the origination of each trust for up to $0.1 million. To the extent that the associated ExAlt Trusts cannot pay the capital funding commitment, Beneficient is obligated to lend the associated ExAlt Trust sufficient funds to meet the commitment pursuant to the terms of the respective ExAlt Loan. Any amounts advanced by Beneficient to the ExAlt Trusts for these limited partner capital funding commitments pursuant to the terms of the respective ExAlt Loan above the associated capital funding commitment reserves held by the associated ExAlt Trusts are added to the ExAlt Loan balance between Beneficient and the ExAlt Trusts and are expected to be recouped through the cash distributions from the alternative asset fund that collateralizes such ExAlt Loan.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital commitments generally originate from limited partner agreements having fixed or expiring expiration dates. The total limited partner capital funding commitment amounts may not necessarily represent future cash requirements. Beneficient considers the creditworthiness of the investments on a case-by-case basis. At both December 31, 2020 and December 31, 2019, Beneficient had no reserves for losses on unused commitments to fund potential limited partner capital funding commitments.
Unfunded Commitments — Beneficient had $1.1 million of unfunded commitments on liquidity solution transactions as of December 31, 2020 related to liquidity transactions in process as of that date. There were no reserves for unfunded commitments as of December 31, 2020, and all amount in process were fully funded in the first quarter of 2021.
Investigation — On October 6, 2020, GWG Holdings received a subpoena to produce documents from the Chicago office of the SEC’s Division of Enforcement, informing the Company of the existence of a non-public, fact-finding investigation into GWG Holdings. Since the initial subpoena, GWG Holdings has received subsequent subpoenas from the SEC for additional information. The requested information from the SEC has primarily related to GWG Holdings’ investment products, including its L Bonds, as well as various accounting matters, among them, the consolidation for financial reporting purposes of Beneficient by GWG Holdings, goodwill valuation, and the accounting related to the ExAlt Trusts, related party transactions, life insurance policies, and the calculation of the debt-coverage ratio.
Until receipt of the initial subpoena on October 6, 2020, GWG Holdings had no previous communication with the SEC related to these issues and was unaware of this investigation. The Company is fully cooperating with the SEC in this investigation. The Company is currently unable to predict when this matter will be resolved or what further action, if any, the SEC may take in connection with it. As such, the Company cannot predict with certainty the outcome or effect of any such investigation or whether it will lead to any claim or litigation.
(19) Concentration
Life Insurance Carriers
Our portfolio consists of purchased life insurance policies written by life insurance companies rated investment-grade by third-party rating agencies, including A.M. Best Company, Standard & Poor’s, and Moody’s. As a result, there may be concentrations of policies with certain life insurance companies. The following summarizes the face value of insurance policies with specific life insurance companies exceeding 10% of the total face value of our portfolio.

Life Insurance Company	December 31, 2020	December 31, 2019
John Hancock	14.72%	14.23%
Lincoln National	11.20%	11.55%
Equitable Financial	10.57%	10.63%
The following summarizes the number of insurance policies held in specific states exceeding 10% of the total face value held by us:

State of Residence	December 31, 2020	December 31, 2019
California	18.05%	17.46%
Florida	14.93%	14.86%
Alternative Assets Industries
Beneficient’s underlying portfolio companies primarily operate in the United States and Western Europe, with the largest percentage, based on NAV, operating in diversified financials, telecommunications services, food and staples retailing, and software and services industries.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(20) Related Parties
Relationship with Beneficient Management Counselors, L.L.C.
Beneficient Management is the general partner of Ben LP and is governed by a board of directors. The governing document of Beneficient Management provides that Beneficient Management Counselors, L.L.C. (“BMC”), wholly owned by one of several Ben Founder Affiliates, determines the directors of Beneficient Management who fill 30% of the seats on the Board of Directors of Beneficient Management. BMC is also entitled to select (a) 50% of the membership of Beneficient Management’s Nominating Committee and Executive Committee and appoint the chair of each of these committees, and (b) 50% of the membership of the Community Reinvestment Committee (CRC) and the CRC’s chairperson, vice-chairperson, and lead committee member. Certain decisions with respect to Ben LP’s charitable giving program are delegated to the CRC. Decisions regarding appointment and removal of Beneficient Management’s directors, other than directors appointed by BMC, and GWG Holdings, are delegated, with certain exceptions, to the Nominating Committee of Beneficient Management, of which an executive of a Ben Founder Affiliate is a member and Chairman. In the event of a tie vote of the Nominating Committee on a vote for the removal of a director, the Chairman of the Nominating Committee may cast the tie-breaking vote.
Services Agreement with Bradley Capital Company, L.L.C.
Ben LP is the general partner of BCH and together they entered into an agreement with Bradley Capital Company, L.L.C. (“Bradley Capital”) and BMC effective July 1, 2017 (the “Bradley Capital Agreement”). Bradley Capital is indirectly owned by a Ben Founder Affiliate. Under the Bradley Capital Agreement, Bradley Capital is entitled to a current base fee of $0.4 million per quarter for executive-level services provided by an executive of Bradley Capital, who is Beneficient’s Chief Executive Officer, former Chairman of GWG Holdings’ board of directors (serving from April 26, 2019 to June 14, 2021), and Chairman of Beneficient Management’s board of directors, together with a current supplemental fee of $0.2 million per quarter for administrative and financial analysis, subject to an annual inflation adjustment. The base fee may be increased up to two times the initial base fee per quarter if the scope of the services is expanded with the approval of the Executive Committee of the board of Beneficient Management, of which an executive of a Ben Founder Affiliate is a member and Chairman. An executive of a Ben Founder Affiliate receives an annual salary from the Company of $0.2 million and both an executive of a Ben Founder Affiliate and other employees of Bradley Capital can participate in equity incentive plans sponsored by the Company. The Bradley Capital Agreement also includes a payment from Ben LP of $0.2 million per year, paid quarterly, to cover ongoing employee costs for retired and/or departed employees of predecessor entities prior to September 1, 2017, which on-going costs were assumed by Bradley Capital, as well as a further payment to Bradley Capital in respect of the cost of health and retirement benefits for current employees of Bradley Capital all of which are reimbursed by Ben LP. Ben LP is also required to reimburse Bradley Capital for out-of-pocket expenses incurred by Bradley Capital employees, including reimbursement for private travel including the family members of a designated executive of a Ben Founder Affiliate for both business and personal use. The Bradley Capital Agreement requires Ben LP to reimburse Bradley Capital or its affiliates for taxes, fees, and expenses, including legal fees and related costs, relating to the contributions by affiliates of Bradley Capital of equity or debt interests in Ben LP to public charitable trusts in connection with the Exchange Trusts, as well as the contribution of beneficial interests in customer trusts administered by Beneficient. Additionally, the Company provides office space and access to needed technology systems and telephony services. Payments by Ben LP to Bradley Capital and its affiliates are guaranteed and subject to enforcement by the state courts in Delaware in the event of default. The Bradley Capital Agreement extends through December 31, 2021, with an automatic annual one-year renewal provision thereafter. The Bradley Capital Agreement may be terminated by unanimous approval of the Executive Committee of the board of Beneficient Management of which an executive of a Ben Founder Affiliate is a member, or without such approval if the Ben Founder Affiliate no longer holds $10.0 million of Ben LP’s securities. During the year ended December 31, 2020, the Company recognized expenses totaling $3.8 million related to this services agreement.
Relationship with Beneficient Holdings, Inc.
The Beneficient Company Group (USA), L.L.C. (“Beneficient USA”), a subsidiary of BCH, entered into a Services Agreement with BHI effective July 1, 2017 (the “BHI Services Agreement”). BHI is indirectly owned by a Ben Founder Affiliate and is an affiliate of Beneficient. BHI pays an annual fee of $30 thousand to Ben LP for the provision of trust administration services for a Ben Founder Affiliate and all trusts affiliated with its family trustee as that term is defined in the governing documents for a Ben Founder Affiliate. Beneficient USA also is required to provide any other services requested by BHI, subject to any restrictions in the operating agreement of BHI, at cost. The term of the BHI Services Agreement

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

extends for the longer of (i) five years past the expiration or termination of the Bradley Capital Agreement, or (ii) seven years after the family trustee of the Ben Founder Affiliate is no longer a primary beneficiary of any trust affiliated with the family trustee. During the year ended December 31, 2020, the Company recognized income in accordance with the agreement.
BHI owns the majority of the Class S Ordinary Units, Class S Preferred Units, Preferred Series A Subclass 1 Unit Accounts, and FLP Subclass 1 Unit Accounts issued by BCH.
BHI expects to receive tax distributions from HCLP arising from the repayment of the Second Lien Credit Agreement to cover any tax liability associated with the contribution of the Second Lien Credit Agreement to HCLP (Note 10). Additionally, if HCLP is liquidated while the Second Lien Credit Agreement is still outstanding, the Second Lien Credit Agreement will transfer back to BHI.
HCLP Nominees, LLC
During the years ended December 31, 2020 and 2019, GWG Holdings invested $130.2 million and $79.0 million, respectively, of cash into equity investments in Beneficient. During this same period, Beneficient made payments to HCLP, its Senior Lender, totaling $144.6 million in principal and interest on the First and Second Lien Credit Agreements. The First Credit Agreement was issued in 2017, while the Second Lien Credit Agreement was issued in 2018. HCLP is an indirect subsidiary of Highland Consolidated, L.L.C. (“Highland”).
A long-standing lending and investment relationship of 25 years exists between Highland (and its affiliates or related parties), on the one hand, and certain trusts and entities held by such trusts that are controlled by Ben Founder (“Ben Founder Affiliates”), on the other. From time to time, Highland or its affiliates have advanced funds under various lending and investing arrangements to the Ben Founder Affiliates, and such Ben Founder Affiliates have made repayments to Highland or its affiliates, as applicable, both in cash and in kind.
Such loans to and investments with or in the Ben Founder Affiliates have been and may be made by Highland, or its affiliates, as applicable, using proceeds from loan repayments made by Beneficient to HCLP in its capacity as Senior Lender to Beneficient, with such loan repayments made potentially using cash from GWG Holdings’ and GWG Life’s investments in Beneficient. Such loans and investments have ranged between no outstanding balance and $104.0 million.
As of June 30, 2021, Highland and the applicable Ben Founder Affiliates mutually agreed to satisfy all obligations under all outstanding loans among Highland and the Ben Founder Affiliates via full payment and satisfaction of the existing loan balances (the “Loan Balances”) by in-kind real property transfers (the “In-Kind Property Payment”) from certain of the Ben Founder Affiliates to Highland. The terms of the In-Kind Property Payment grants Highland the right to transfer the real property that was transferred pursuant to the In-Kind Property Payment back to certain of the Ben Founder Affiliates, in exchange for a Preferred Series A Subclass 1 capital account balance in BCH in an amount equal to the Loan Balances, with such exchange to be satisfied from existing Preferred Series A Subclass 1 Unit Accounts that are held by such Ben Founder Affiliates. As of June 30, 2021, neither Highland nor any of its affiliates has any outstanding loans or investments with or in any Ben Founder Affiliates.
Administrative Services Agreement between Constitution Private Capital Company, L.L.C. (“Constitution”) and Beneficient USA
Constitution is an entity owned 50.5% by a Ben Founder Affiliate and 49.5% by an entity controlled by the board of directors of Beneficient Management. It was founded in 1986 and acquired by a Ben Founder Affiliate in 1996. Constitution currently manages three private equity fund-of-funds. Effective January 1, 2017, Constitution entered into an Administrative Services Agreement (the “ASA”) with Beneficient USA, which is wholly owned by BACC and a subsidiary of BCH, whereby Beneficient USA provides personnel to administer the portfolio assets advised by Constitution. Under the ASA, Constitution pays to Beneficient USA a monthly fee equal to .01% of the month-end net assets of its portfolio. The ASA automatically renews on an annual basis and may be terminated at any time by Constitution. Beneficient USA may only terminate the ASA in the event of a breach by Constitution. The income recognized by the Company related to this services agreement was immaterial for the years ended December 31, 2020.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred Liquidity Provider Agreement with Constitution
In May 2019, BCC entered into an agreement with Constitution (the “Preferred Liquidity Provider Agreement”) under which at Constitution’s option, BCC will provide liquidity to alternative asset funds sponsored by Constitution at an advance rate of not less than 82% of NAV, to the extent such funds meet certain specified qualifications. For a fund to qualify for the liquidity option, it must, among other things, hold investments that were approved or deemed approved by BCC at the time a fund makes such investments. BCC is required to provide liquidity in any combination, at its discretion, of cash, U.S. exchange traded funds registered under the Investment Company Act of 1940, or securities traded on a national securities exchange. BCC’s obligation under the Preferred Liquidity Provider Agreement is guaranteed by Ben LP and BCH. The Preferred Liquidity Provider Agreement may be terminated solely by mutual consent of Beneficient and Constitution. Beneficient and Constitution have not contracted for any liquidity under this agreement through December 31, 2020.
Relationship with The Heppner Endowment for Research Organizations, L.L.C. (“HERO”) and Research Ranch Operating Company, L.L.C (“RROC”).
HERO and RROC are owned indirectly by a Ben Founder Affiliate. HERO’s purposes are (i) to serve as an advisor to National Philanthropic Trust (“NPT”), an unrelated third-party charitable organization, regarding the disbursement of research grants to qualifying organizations, and (ii) to serve as an advisor to NPT regarding the administration of charitable contributions made for the benefit of such qualifying organizations. Although HERO can advise on these matters, NPT has all final decision-making authority on the charitable contributions and complete control over the proceeds received by the charitable organizations. The charitable organizations administered by NPT (the beneficiaries of which have historically been multiple Texas universities) receive proceeds from trusts settled and funded by customers of Beneficient, in support of their charitable initiatives. HERO does not receive any proceeds from trusts settled and funded by customers of Beneficient.
RROC’s purpose is to provide funding and operational support for the research activities conducted by the qualified charities. The funding received by RROC, from proceeds of trusts settled and funded by customers of Beneficient, may be used, in RROC’s discretion, to (i) provide appropriate facilities and properties for the charitable organizations to utilize as part of their charitable initiatives (those properties and facilities being owned by a Ben Founder Affiliate), and (ii) provide fee revenue to RROC. RROC is granted such rights and authority pursuant to trust instruments entered into between a customer and subsidiaries of Ben LP as well as an agreement with NPT. Ben LP’s subsidiaries provide financing to the ExAlt Trusts and Beneficient is paid as an agent of the trustees for administrative services it provides to the trusts. The Company has certain outstanding payables, including accrued interest, of approximately $2.6 million and $2.5 million as of December 31, 2020 and 2019, respectively, to RROC and NPT (for the benefit of the Texas universities). There were no payments made during the year ended December 31, 2020.
Relationship with Hicks Holdings L.L.C.
Hicks Holdings L.L.C. (“Hicks Holdings”), an entity related to Thomas O. Hicks, who is a Beneficient Management director and a former GWG Holdings director, owns a Preferred Series A Subclass 1 Unit Account and Class S Ordinary Units issued by BCH with a total initial balance of $60.4 million. Hicks Holdings was granted its Preferred Series A Subclass 1 Unit Account and Class S Ordinary Units as compensation for services provided under a previous advisory and consulting services agreement between Beneficient and Hicks Holdings, which terminated on June 30, 2018. The total balance as of December 31, 2020 was $78.2 million.
Relationship with MHT Financial, L.L.C.
MHT Financial, L.L.C (“MHT”) is the sole beneficiary of each of the Seller Trusts. MHT is an entity affiliated with the Chairman, President and Chief Executive Officer of GWG Holdings (the “GWG Chairman”) and became a related party to Beneficient as a result of the December 31, 2019 transactions between GWG Holdings and Ben LP. The GWG Chairman may be deemed to have an indirect interest in the assets held by the Seller Trusts as a result of his ownership of 30% of the outstanding membership interests of MHT. The assets of the Seller Trusts currently include shares of GWG Holdings’ common stock and Seller Trust L Bonds. Consequently, to the extent that MHT, as sole beneficiary of each of the Seller Trusts, receives any proceeds from distributions on the GWG Holdings’ common stock, interest and principal payments on the Seller Trust L Bonds or the sale or other disposition of GWG Holdings’ common stock and Seller Trust L Bonds in excess of MHT’s contractual obligations to the former owners of alternative assets that were contributed to the Seller Trusts, the GWG Chairman would have a right to receive his pro rata share of any distribution of such excess proceeds if made by

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MHT to its members. The GWG Chairman does not have unilateral authority to effect the sale or other disposition of the assets of the Seller Trusts or cause MHT to make distributions to its members. Following the satisfaction of MHT’s contractual obligations upon the sale or other disposition of the assets of the Seller Trusts, (i) there may not be excess proceeds to distribute to MHT or (ii) even if there are excess proceeds, MHT may not distribute such excess proceeds to its members.
Beneficient has amounts due under two promissory note agreements with MHT for funds advanced outside of its normal liquidity arrangements. Aggregate principal and interest due for both promissory notes as of December 31, 2020 and 2019, was $4.2 million and $3.9 million, respectively, which is recorded in other assets in the consolidated balance sheets.
MHT also owns a Preferred Series A Subclass 1 Unit Account with a total account balance of $23.9 million and $24.5 million as of December 31, 2020 and 2019, respectively.

Promissory Note
On May 31, 2019, the Borrowers executed the Promissory Note with GWG Life for a principal amount of $65.0 million that matures on June 30, 2023. An initial advance in the principal amount of $50.0 million was funded on June 3, 2019, and a second advance in the principal amount of $15.0 million was funded on November 27, 2019.
The proceeds from the Promissory Note were used by the Borrowers to purchase senior beneficial interests held by these certain other trusts of the ExAlt PlanTM. The aforementioned trusts utilized the proceeds to repay loan amounts owed by certain of the trusts included within the ExAlt PlanTM to BCC, a subsidiary of Ben LP.
As of December 31, 2019, the Borrowers became consolidated subsidiaries of GWG Holdings as a result of the Investment Agreement (described in Note 1). Accordingly, the Promissory Note and related accrued interest, are eliminated upon consolidation as of that date. Prior to any purchase accounting adjustments, the outstanding principal balance was $65.0 million and accrued interest expense was $2.2 million as of December 31, 2019. The Promissory Note was settled on September 30, 2020, as discussed further in Note 1.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(21) Restatement
As previously reported on Form 8-K filed with the SEC on July 7, 2021, and as discussed throughout this 2020 Form 10-K, as part of the preparation of its 2020 Form 10-K, the Company voluntarily submitted two questions to the OCA on February 15, 2021. The questions submitted by the Company to OCA were (1) whether a December 31, 2019 transaction resulted in GWG Holdings, Inc. obtaining control of Ben LP in a transaction that constituted a change-in-control of Beneficient by entities not under common control, and (2) whether Ben LP was required to consolidate any of the trusts created through Beneficient’s ExAlt PlanTM established in connection with its business of providing liquidity to holders of alternative assets. On July 26, 2021, the Company and OCA staff held a conference call in which OCA’s staff notified the Company of its conclusions on the two accounting questions that were the subject of the consultation. During that call, OCA expressed that it would object to a conclusion that Ben LP not consolidate the ExAlt Trusts as of December 31, 2019. Regarding question (1), OCA did not conclude on the common control aspect of the transaction in question. However, after further analysis, including, among other things, consulting with legal counsel to conclude that the common stock of GWG Holdings held by Beneficient were not voteable under Delaware law, the Company confirmed its original conclusion that the entities were not under common control.
Prior to December 31, 2019, only certain trusts created through Beneficient’s ExAlt PlanTM were considered variable interest entities for which Ben LP had a variable interest and was considered the primary beneficiary. Thus, Ben LP was required to consolidate certain of such trusts. Due to changes to both the governance structure and the underlying economics of the trust and other agreements pertaining to certain of the ExAlt Trusts and the execution of new loan agreements between a subsidiary of Ben LP and certain of such trusts as of December 31, 2019, it was initially concluded that Ben LP no longer had the power to direct the activities that most significantly impact the economic performance of any of the ExAlt Trusts and therefore could no longer consolidate any of such trusts as of December 31, 2019, including those previously consolidated. However, we have since determined that such conclusion was incorrect, and that the proper application of generally accepted accounting principles is for Ben LP to consolidate all of the ExAlt Trusts. As a result of consolidating such trusts, Ben LP’s primary tangible asset, which was acquired through loans a subsidiary of Ben LP made to certain of the ExAlt Trusts, was previously reported as a loan receivable as of December 31, 2019, but is now being reported as an investment in alternative assets held by certain of the ExAlt Trusts.

The tables below illustrate the impact of the Restatement, as well as other corrections as discussed in Note 2, on our historical Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Cash Flows, and Consolidated Statement of Changes in Stockholder’s Equity as of December 31, 2019, each as compared with the amounts presented in the original Form 10-K previously filed with the SEC.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effects of the Restatement - Annual Results
All adjustments presented in the tables below reflect the impact of the consolidation of the ExAlt Trusts, unless otherwise specifically indicated in the footnotes to each table.
The following table sets forth the effects of the Restatement on the affected line items within the Company’s previously reported Consolidated Balance Sheet as of December 31, 2019 (dollars in thousands).

	December 31, 2019
	As Previously Reported	Adjustments	As Restated
ASSETS
Cash and cash equivalents	$79,073	$3,211	$82,284
Restricted cash	20,258	13,248	33,506
Investment in alternative assets, at net asset value	—	342,012	342,012
Loan receivables, net of discount	232,344	(232,344)	—
Fees receivable	29,168	(29,168)	—
Financing receivables from affiliates	67,153	(67,153)	—
Other assets	28,374	1,024	29,398
Goodwill	2,358,005	9,745	2,367,750
TOTAL ASSETS	3,635,206	40,575	3,675,781

LIABILITIES & STOCKHOLDERS’ EQUITY
LIABILITIES
Deferred revenue	41,444	(41,444)	—
Repurchase option	—	61,664	61,664
Accounts payable and accrued expenses	27,836	56	27,892
Deferred tax liability, net(1)	57,923	13,932	71,855
TOTAL LIABILITIES	1,764,725	34,208	1,798,933

STOCKHOLDERS’ EQUITY
Accumulated deficit	(76,501)	(20,695)	(97,196)
TOTAL GWG HOLDINGS STOCKHOLDERS’ EQUITY	333,979	(20,695)	313,284
Noncontrolling interests	266,848	27,062	293,910
TOTAL STOCKHOLDERS’ EQUITY	600,827	6,367	607,194
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$3,635,206	$40,575	$3,675,781
(1) Adjustment specifically reflects the impact of an immaterial out-of-period adjustment to correct the valuation allowance against the Company’s deferred tax assets. See Note 2 to the consolidated financial statements for more details.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the effects of the Restatement on the affected line items within the Company’s previously reported Consolidated Statement of Operations for the year ended December 31, 2019 (dollars in thousands).

	As Previously Reported	Adjustments	As Restated
INCOME TAX EXPENSE(1)	$57,933	$13,932	$71,865
LOSS BEFORE EARNINGS FROM EQUITY METHOD INVESTMENTS	(137,530)	(13,932)	(151,462)
Gain on consolidation of equity method investment (see Note 4) (2)	249,716	(6,763)	242,953
NET INCOME (LOSS)	108,109	(20,695)	87,414
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	91,166	(20,695)	70,471
NET INCOME (LOSS) PER COMMON SHARE
Basic	$2.76	$(0.63)	$2.13
Diluted	$2.65	$(0.59)	$2.06
(1) Adjustment reflects the impact of an immaterial out-of-period adjustment to correct the valuation allowance against the Company’s deferred tax assets. See Note 2 to the consolidated financial statements for more details.
(2) Adjustment is due to the fair value adjustment of the Promissory Note, which was required as of December 31, 2019 upon consolidation of the ExAlt Trusts.
The following table sets forth the effects of the Restatement on the affected line items within the Company’s previously reported Consolidated Statement of Cash Flows for the year ended December 31, 2019 (dollars in thousands).

	As Previously Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) (1) (2)	$108,109	$(20,695)	$87,414
Gain on consolidation of equity method investment	(249,716)	6,763	(242,953)
Deferred income taxes(1)	57,923	13,932	71,855
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(142,830)	—	(142,830)
CASH FLOWS FROM INVESTING ACTIVITIES
Business combination consideration, net of cash and restricted cash acquired	(61,479)	16,459	(45,020)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(137,969)	16,459	(121,510)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(26,105)	16,459	(9,646)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
END OF PERIOD	99,331	16,459	115,790
(1) Adjustment reflects the impact of an immaterial out-of-period adjustment to correct the valuation allowance against the Company’s deferred tax assets. See Note 2 to the consolidated financial statements for more details.
(2) Adjustment is due to the fair value adjustment of the Promissory Note, which was required as of December 31, 2019 upon consolidation of the ExAlt Trusts.
The following table sets forth the effects of the Restatement on the affected line items and classes of stockholders’ equity within the Company’s previously reported Consolidated Statement of Changes in Stockholder’s Equity as of December 31, 2019 (dollars in thousands).

	Accumulated Deficit	Total GWG Holdings Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2019 (As Previously Reported)	$(76,501)	$333,979	$266,848	$600,827
Adjustment to recognition of noncontrolling interest	—	—	27,062	27,062
Adjustments to net income	(20,695)	(20,695)	—	(20,695)
Balance, December 31, 2019 (As Restated)	$(97,196)	$313,284	$293,910	$607,194

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(22) Effects of the Restatement - Quarterly Results (Unaudited)
The tables below illustrate the impact of the Restatement, as well as other adjustments, on our historical Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Cash Flows, and Condensed Consolidated Statements of Changes in Stockholder’s Equity for the interim quarters impacted, each as compared with the amounts presented in the original Form 10-Q previously filed with the SEC. All adjustments presented in the tables below reflect the impact of the consolidation of the ExAlt Trusts, unless otherwise specifically indicated in the footnotes to each table.
The following table sets forth the effects of the Restatement on the affected line items within the Company’s previously reported Condensed Consolidated Balance Sheets as of September 30, 2020, June 30, 2020, and March 31, 2020 (dollars in thousands).

	September 30, 2020			June 30, 2020			March 31, 2020
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
ASSETS
Cash and cash equivalents	$93,766	$588	$94,354	$149,233	$454	$149,687	$116,432	$776	$117,208
Restricted cash	15,990	5,324	21,314	19,059	6,686	25,745	26,446	7,613	34,059
Investment in alternative assets, at net asset value	—	221,245	221,245	—	315,713	315,713	—	335,487	335,487
Loan receivables, net of discount	229,961	(229,961)	—	218,448	(218,448)	—	219,296	(219,296)	—
Allowance for loan losses	(2,914)	2,914	—	(7,900)	7,900	—	(700)	700	—
Loans receivable, net	227,047	(227,047)	—	210,548	(210,548)	—	218,596	(218,596)	—
Fees receivable	31,571	(31,571)	—	31,611	(31,611)	—	30,453	(30,453)	—
Financing receivables from affiliates	—	—	—	69,428	(69,428)	—	68,290	(68,290)	—
Other assets	53,501	838	54,339	40,142	1,399	41,541	33,906	1,035	34,941
Goodwill	2,384,121	(16,371)	2,367,750	2,384,121	(16,371)	2,367,750	2,372,595	(4,845)	2,367,750
TOTAL ASSETS	3,629,674	(46,994)	3,582,680	3,718,637	(3,706)	3,714,931	3,684,229	22,727	3,706,956

LIABILITIES & STOCKHOLDERS’ EQUITY
LIABILITIES
Seller Trust L Bonds (1)	$366,892	$(94,788)	$272,104	$366,892	$—	$366,892	$366,892	$—	$366,892
Deferred revenue	35,848	(35,848)	—	37,858	(37,858)	—	39,651	(39,651)	—
Repurchase option	—	730	730	—	56,660	56,660	—	52,052	52,052
Accounts payable and accrued expenses	33,235	277	33,512	23,457	242	23,699	21,139	208	21,347
Deferred tax liability, net (2)	52,500	—	52,500	33,674	18,826	52,500	40,206	12,294	52,500
TOTAL LIABILITIES	1,970,900	(129,629)	1,841,271	1,913,834	37,870	1,951,704	1,841,462	24,903	1,866,365

STOCKHOLDERS’ EQUITY

Common stock in treasury, at cost, 12,337,264 shares December 31, 2020 and 2,500,000 shares as of December 31, 2019 (1)	(24,550)	(42,856)	(67,406)	(24,550)	—	(24,550)	(24,550)	—	(24,550)
Additional paid-in capital (1)	178,969	98,385	277,354	225,537	—	225,537	229,207	—	229,207
Accumulated deficit (2)	(200,935)	(5,501)	(206,436)	(136,355)	(24,752)	(161,107)	(121,933)	(18,634)	(140,567)
TOTAL GWG HOLDINGS STOCKHOLDERS’ EQUITY	120,630	50,028	170,658	242,067	(24,752)	217,315	269,415	(18,634)	250,781
Noncontrolling interests (1)	291,391	32,607	323,998	298,705	(16,824)	281,881	331,711	16,458	348,169
TOTAL STOCKHOLDERS’ EQUITY	412,021	82,635	494,656	540,772	(41,576)	499,196	601,126	(2,176)	598,950
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	3,629,674	(46,994)	3,582,680	3,718,637	(3,706)	3,714,931	3,684,229	22,727	3,706,956
(1) For September 30, 2020, adjustments reflect the impact of the Collateral Swap discussed in Note 1.
(2) Adjustments reflect the impact of an immaterial out-of-period adjustment to correct the valuation allowance against the Company’s deferred tax assets. See Note 2 to the consolidated financial statements for more details.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth the effects of the Restatement on the affected line items within the Company’s previously reported Condensed Consolidated Statements of Operations for the quarterly periods ended September 30, 2020, June 30, 2020, and March 31, 2020 (dollars in thousands).

	Three Months Ended September 30, 2020			Three Months Ended June 30, 2020			Three Months Ended March 31, 2020
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
REVENUE
Investment income (loss), net	$—	$56,705	$56,705	$—	$(22,671)	$(22,671)	$—	$7,556	$7,556
Interest income	12,928	(12,650)	278	12,671	(12,371)	300	13,989	(13,274)	715
Trust services revenues	4,556	(4,556)	—	4,829	(4,829)	—	5,027	(5,027)	—
TOTAL REVENUE	28,513	39,499	68,012	68,789	(39,871)	28,918	33,557	(10,745)	22,812
EXPENSES
Provision for loan losses	(4,986)	4,986	—	7,200	(7,200)	—	700	(700)	—
Other expenses	4,550	162	4,712	4,895	168	5,063	3,612	—	3,612
TOTAL EXPENSES	81,963	5,148	87,111	68,720	(7,032)	61,688	124,050	(700)	123,350
LOSS BEFORE INCOME TAXES	(53,450)	34,351	(19,099)	69	(32,839)	(32,770)	(90,493)	(10,045)	(100,538)
INCOME TAX EXPENSE (BENEFIT) (1)	22,444	(18,826)	3,618	(8,550)	6,532	(2,018)	(14,507)	(1,638)	(16,145)
LOSS BEFORE LOSS FROM EQUITY METHOD INVESTMENTS	(75,894)	53,177	(22,717)	8,619	(39,371)	(30,752)	(75,986)	(8,407)	(84,393)
NET INCOME (LOSS)	(77,325)	53,177	(24,148)	7,301	(39,371)	(32,070)	(77,516)	(8,407)	(85,923)
Net (income) loss attributable to noncontrolling interests	12,745	(33,926)	(21,181)	(21,723)	33,253	11,530	32,084	10,468	42,552
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(68,149)	$19,251	$(48,898)	$(18,136)	$(6,118)	$(24,254)	$(49,384)	$2,061	$(47,323)
NET INCOME (LOSS) PER COMMON SHARE
Basic	$(2.23)	$0.63	$(1.60)	$(0.59)	$(0.20)	$(0.79)	$(1.62)	$0.07	$(1.55)
Diluted	$(2.23)	$0.63	$(1.60)	$(0.59)	$(0.20)	$(0.79)	$(1.62)	$0.07	$(1.55)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (2)
Basic	30,584,719	(106,927)	30,477,792	30,536,830	—	30,536,830	30,534,977	—	30,534,977
Diluted	30,584,719	(106,927)	30,477,792	30,536,830	—	30,536,830	30,534,977	—	30,534,977
(1) Adjustments reflect the impact of an immaterial out-of-period adjustment to correct the valuation allowance against the Company’s deferred tax assets. See Note 2 to the consolidated financial statements for more details.
(2) For September 30, 2020, adjustments reflect the impact of the Collateral Swap discussed in Note 1.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth the effects of the Restatement on the affected line items within the Company’s previously reported Condensed Consolidated Statements of Operations for the year-to-date periods ended September 30, 2020 and June 30, 2020 (dollars in thousands).

	Nine Months Ended September 30, 2020			Six Months Ended June 30, 2020
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
REVENUE
Investment income (loss), net	$—	$41,590	$41,590	$—	$(15,115)	$(15,115)
Interest income	39,588	(38,295)	1,293	26,660	(25,645)	1,015
Trust services revenues	14,412	(14,412)	—	9,856	(9,856)	—
TOTAL REVENUE	130,859	(11,117)	119,742	102,346	(50,616)	51,730
EXPENSES
Provision for loan losses	2,914	(2,914)	—	7,900	(7,900)	—
Other expenses	13,057	330	13,387	8,507	168	8,675
TOTAL EXPENSES	274,733	(2,584)	272,149	192,770	(7,732)	185,038
LOSS BEFORE INCOME TAXES	(143,874)	(8,533)	(152,407)	(90,424)	(42,884)	(133,308)
INCOME TAX EXPENSE (BENEFIT)(1)	(613)	(13,932)	(14,545)	(23,057)	4,894	(18,163)
LOSS BEFORE LOSS FROM EQUITY METHOD INVESTMENTS	(143,261)	5,399	(137,862)	(67,367)	(47,778)	(115,145)
NET INCOME (LOSS)	(147,540)	5,399	(142,141)	(70,215)	(47,778)	(117,993)
Net loss attributable to noncontrolling interests	23,106	9,795	32,901	10,361	43,721	54,082
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(135,669)	$15,194	$(120,475)	$(67,520)	$(4,057)	$(71,577)
NET INCOME (LOSS) PER COMMON SHARE
Basic	$(4.44)	$0.49	$(3.95)	$(2.21)	$(0.13)	$(2.34)
Diluted	$(4.44)	$0.49	$(3.95)	$(2.21)	$(0.13)	$(2.34)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (2)
Basic	30,552,233	(35,902)	30,516,331	30,535,811	—	30,535,811
Diluted	30,552,233	(35,902)	30,516,331	30,535,811	—	30,535,811
(1) Adjustments reflect the impact of an immaterial out-of-period adjustment to correct the valuation allowance against the Company’s deferred tax assets. See Note 2 to the consolidated financial statements for more details.
(2) For September 30, 2020, adjustments reflect the impact of the Collateral Swap discussed in Note 1.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth the effects of the Restatement on the affected line items within the Company’s previously reported Condensed Consolidated Statements of Cash Flows for the year-to-date periods ended September 30, 2020, June 30, 2020, and March 31, 2020 (dollars in thousands).

	Nine Months Ended September 30, 2020			Six Months Ended June 30, 2020			Three Months Ended March 31, 2020
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(147,540)	$5,399	$(142,141)	$(70,215)	$(47,778)	$(117,993)	$(77,516)	$(8,407)	$(85,923)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Investment income (loss), net	—	(41,590)	(41,590)	—	15,115	15,115	—	(7,556)	(7,556)
Amortization of upfront fees	(5,356)	5,356	—	(3,586)	3,586	—	(1,793)	1,793	—
Return on investments in alternative assets	—	1,577	1,577	—	1,180	1,180	—	374	374
Non-cash interest income, including interest paid-in-kind and accretion of purchase discount	(38,530)	38,315	(215)	(25,811)	25,665	(146)	(13,374)	13,295	(79)
Provision for loan losses	2,914	(2,914)	—	7,900	(7,900)	—	700	(700)	—
Deferred income taxes (1)	(4,621)	(13,932)	(18,553)	(24,250)	4,894	(19,356)	(17,717)	(1,638)	(19,355)
Change in operating assets and liabilities:
Fees receivable	(2,643)	2,643	—	(2,443)	2,443	—	(1,285)	1,285	—
Other assets	(2,634)	184	(2,450)	(2,869)	(377)	(3,246)	368	(12)	356
Accounts payable and accrued expenses	8,306	58	8,364	2,592	21	2,613	(1,103)	15	(1,088)
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(142,905)	(4,904)	(147,809)	(83,669)	(3,151)	(86,820)	(40,632)	(1,551)	(42,183)
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans receivable	11,169	(11,169)	—	11,169	(11,169)	—	10,614	(10,614)	—
Investments in alternative assets	—	(226)	(226)	—	(169)	(169)	—	(78)	(78)
Return of investments in alternative assets	—	5,752	5,752	—	5,169	5,169	—	4,173	4,173
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	16,007	(5,643)	10,364	19,049	(6,169)	12,880	10,751	(6,519)	4,232
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	10,425	(10,547)	(122)	68,962	(9,320)	59,642	43,547	(8,070)	35,477
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
BEGINNING OF PERIOD	99,331	16,459	115,790	99,331	16,459	115,790	99,331	16,459	115,790
END OF PERIOD	$109,756	$5,912	$115,668	$168,293	$7,139	$175,432	$142,878	$8,389	$151,267
(1) Adjustment reflects the impact of an immaterial out-of-period adjustment to correct the valuation allowance against the Company’s deferred tax assets. See Note 2 to the consolidated financial statements for more details.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2020			Six Months Ended June 30, 2020			Three Months Ended March 31, 2020
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of Promissory Note	70,565	(70,565)	—	—	—	—	—	—	—
Collateral Swap (see Note 1):
Exchange of alternative assets for Seller Trust L Bonds (1)	—	94,788	94,788	—	—	—	—	—	—
Exchange of alternative assets for common stock (1)	—	42,856	42,856	—	—	—	—	—	—
Deemed capital contribution from related party (1)	—	46,770	46,770	—	—	—	—	—	—
Adjustment to noncontrolling interest as a result of Collateral Swap (1)	—	3,444	3,444	—	—	—	—	—	—
Distribution payable to noncontrolling interest	—	165	165	—	165	165	—	136	136
Business combination measurement period adjustments:
Reduction in loans receivable	26,116	(26,116)	—	26,116	(26,116)	—	14,590	(14,590)	—
(1) For September 30, 2020, adjustments reflect the impact of the Collateral Swap discussed in Note 1.
The following table sets forth the effects of the Restatement on the affected line items and classes of stockholders’ equity within the Company’s previously reported Condensed Consolidated Statements of Changes in Stockholder’s Equity for the quarters ended March 31, 2020 through September 30, 2020 (dollars in thousands). There was no impact to the redeemable noncontrolling interest.

	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total GWG Holdings Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2019 (As Previously Reported)	30,533,793	$233,106	$(76,501)	$(24,550)	$333,979	$266,848	$600,827
Adjustments to recognition of noncontrolling interest	—	—	—	—	—	27,062	27,062
Adjustments to net income	—	—	(20,695)	—	(20,695)	—	(20,695)
Balance, December 31, 2019 (As Restated)	30,533,793	233,106	(97,196)	(24,550)	313,284	293,910	607,194
Adjustments to noncontrolling interest	—	—	—	—	—	(10,604)	(10,604)
Adjustments to net loss	—	—	2,061	—	2,061	—	2,061
Total other activity as previously reported	1,456	(3,899)	(45,432)	—	(64,564)	64,863	299
Balance, March 31, 2020 (As Restated)	30,535,249	229,207	(140,567)	(24,550)	250,781	348,169	598,950
Adjustments to noncontrolling interest	—	—	—	—	—	(33,282)	(33,282)
Adjustments to net loss	—	—	(6,118)	—	(6,118)	—	(6,118)
Total other activity as previously reported	2,232	(3,670)	(14,422)	—	(27,348)	(33,006)	(60,354)
Balance, June 30, 2020 (As Restated)	30,537,481	225,537	(161,107)	(24,550)	217,315	281,881	499,196
Adjustments to noncontrolling interest	—	—	—	—	—	33,926	33,926
Adjustments to net loss	—	—	19,251	—	19,251	—	19,251
Deemed capital contribution from related party	—	46,770	—	—	46,770	—	46,770
Recognition of shares in treasury	(9,837,264)	—	—	(42,856)	(42,856)	—	(42,856)
Adjustment for change in ownership	—	8,039	—	—	8,039	(8,039)	—
Reduction to noncontrolling interest for Beneficient treasury	—	—	—	—	—	(3,444)	(3,444)
Total other activity as previously reported	57,183	(2,992)	(64,580)	—	(77,861)	19,674	(58,187)
Balance, September 30, 2020 (As Restated)	20,757,400	$277,354	$(206,436)	$(67,406)	$170,658	$323,998	$494,656

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(23) Subsequent Events and Other Matters
Amendment of Beneficient Credit Agreements
On March 10, 2021, Beneficient Capital Company II, L.L.C. (formerly known as Beneficient Capital Company, L.L.C.) and Beneficient Company Holdings, L.P. (the “New Borrower”), both of which are subsidiaries of Ben LP, entered into Amendment No. 1 to the Second Amended and Restated Credit Agreement (the “First Lien Amendment”) and Amendment No. 1 to the Second Amended and Restated Second Lien Credit Agreement (the “Second Lien Amendment” and, together with the First Lien Amendment, the “Amendments”) with HCLP Nominees, L.L.C. (the “Lender”). The Second Amended and Restated Credit Agreement is referred to herein as the “First Lien Credit Agreement” and the Second Amended and Restated Second Lien Credit Agreement is referred to herein as the “Second Lien Credit Agreement” and, together with the First Lien Credit Agreement, the “Ben Credit Agreements.” As of March 10, 2021, the principal amount outstanding under the First Lien Credit Agreement was $2.3 million and the principal amount outstanding under the Second Lien Credit Agreement was $72.0 million.
The Amendments extend the scheduled maturity date under the Ben Credit Agreements from April 10, 2021 to May 30, 2022. The Amendments also provide that the New Borrower shall repay $5.0 million of the outstanding principal amount under the Ben Credit Agreements on each of September 10, 2021, December 10, 2021 and March 10, 2022. The Amendments also provide for the payment by the New Borrower to the Lender of an extension fee equal to 1.5% of the outstanding principal amounts under the Ben Credit Agreements, which was added to the outstanding amount under the Ben Credit Agreements as provided for in the amendments.
On June 28, 2021, the New Borrower and the Lender entered into Amendment No. 2 to the Ben Credit Agreements. The amendments eliminate the obligation of DLP V to assume the Ben Credit Agreements as provided for in the Second Amendments and waive the daily fee payable upon the Trigger as defined and provided for in the Amendment No. 1 to the Ben Credit Agreements. The eliminated provisions are discussed in further detail in Note 10.
Effective July 15, 2021, Beneficient executed Consent and Amendment No. 3 to the Second Amended and Restated Credit Agreement and Amendment No. 2 to the Second Amended and Restated Subordinate Credit Agreement with its lender, which (i) deferred the payment of all accrued and unpaid interest until December 10, 2021, and (ii) deferred the installment payment of $5.0 million due on September 10, 2021, to December 10, 2021. Beneficient agreed to pay an amendment fee to the lender in an amount equal to 3% of the then outstanding principal and interest on December 10, 2021.
Third Amended and Restated Senior Credit Facility with LNV Corporation

On June 28, 2021, DLP IV entered into the Third Amended and Restated Credit Facility with LNV Corporation, as lender, and CLMG Corp., as the administrative agent on behalf of the lenders under the agreement (the "Third Amended Facility"), which replaced the LNV Credit Facility described in Note 10 to the consolidated financial statements. The Third Amended Facility resulted in an additional advance of $52.5 million from LNV Corporation.

In conjunction with entering into the Third Amended Facility, DLP V transferred life insurance policies having an aggregate face value of approximately $440.6 million to DLP IV, which were pledged as additional collateral to the Third Amended Facility, and DLP IV received proceeds of approximately $51.2 million (net of certain fees and expenses incurred in connection with the negotiation and entry into the Third Amended Facility). The Third Amended Facility sets forth interest and other terms and covenants similar those included in the previous LNV Credit Facility.

Beneficient’s Conditional Kansas Charter
In April 2021, the Kansas Legislature adopted, and the governor of Kansas signed into law, a bill that would allow for the chartering and creation of Kansas trust companies, known as TEFFIs, that provide fiduciary financing (e.g., lending to ExAlt Trusts), custodian and trustee services, in all capacities pursuant to statutory fiduciary powers, to investors and other participants in the alternative assets market, as well as the establishment of alternative asset trusts. The legislation became effective on July 1, 2021 and designates BFF as the pilot trust company under the TEFFI legislation. A conditional trust charter was issued by the Kansas Bank Commissioner to a subsidiary of Ben LP on July 1, 2021. Under the pilot program, BFF will not be authorized to exercise its fiduciary powers as a TEFFI until the earlier of the date the Kansas Bank Commissioner promulgates applicable rules and regulations or December 31, 2021 or. The bill also permits the Kansas Bank

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commissioner to request a six-month extension of the pilot program period, which could delay Beneficient’s permission to exercise of fiduciary powers under the charter until July 1, 2022.
National Founders LP Credit Agreement
On August 11, 2021, GWG DLP Funding VI, LLC, a Delaware limited liability company (“DLP VI”), entered into a Credit Agreement (the “NF Credit Agreement”) with each lender from time to time party thereto and National Founders LP, a Delaware limited partnership, as the administrative agent (the credit facility evidenced by such NF Credit Agreement, the “NF Credit Facility”). DLP VI is a wholly owned subsidiary of GWG DLP Funding Holdings VI, LLC, a Delaware limited liability company (the “DLP Holdings VI”). DLP Holdings VI is a wholly owned subsidiary of GWG Life.

On August 11, 2021, a one-time advance of approximately $107.6 million was made to the DLP VI under the NF Credit Facility with a scheduled maturity date of August 11, 2031. Amounts borrowed under the NF Credit Facility bear interest on each day on the outstanding principal amount on such day at a per annum rate, determined on a daily basis, generally equal to 5.5% up to 65% of the loan to value percent as calculated in accordance with the NF Credit Agreement, and 7.0% on anything above that loan to value percent. In particular, amounts borrowed under the NF Credit Facility bear interest on each day on the outstanding principal amount on such day at a per annum rate equal to the Interest Rate as of such day, or the Default Rate as of such day if an event of default has occurred and is continuing. The “Interest Rate” as of such day is equal to the sum of: (a) the percentage equal to (i) the Non-Higher Rate Factor as of such date of determination multiplied by (ii) 5.50%; and (b) the percentage equal to (i) the Higher Rate Factor as of such date of determination multiplied by (ii) 7.00%. “Non-Higher Rate Factor” means, as of any date of determination, the percentage equal to (i) 100% minus (ii) the Higher Rate Factor as of such date of determination, and “Higher Rate Factor” means, as of any date of determination, the percentage equal to (i) the greater of (a) the amount equal to (1) the LTV Percentage (as defined in the NF Credit Agreement) as of such date of determination minus (2) 65% and (b) zero percent divided by (ii) the LTV Percentage as of such date of determination. The “Default Rate” as of such day is equal to the sum of: (a) the Interest Rate as of such day and (b) 2.00%. Interest payments are made on a monthly basis.

Under the NF Credit Facility, each of DLP VI and DLP Holdings VI has granted the administrative agent, for the benefit of the lenders under the agreement, a security interest in substantially all of GWG Holdings’ remaining life insurance policy assets not pledged by DLP IV under its LNV Credit Facility. In addition, amounts owing under the NF Credit Facility have been guaranteed by GWG Holdings upon the occurrence of a Guarantee Trigger Event (as defined in the guarantee), including certain bankruptcy events related to the DLP VI or DLP Holdings VI or a Change in Control (as defined in the NF Credit Agreement).

A portion of the proceeds from the funding under the NF Credit Facility was used to purchase life insurance policies that were owned by DLP IV, which used the funds to repay the most recent advance of $52.5 million plus interest and penalties under the LNV Credit Facility described above. At August 11, 2021, the aggregate face value of life insurance policies owned by DLP VI, was approximately $433.1 million. As of such date, the aggregate face value of life insurance policies owned by DLP IV was approximately $1.42 billion.

With the exception of assets pledged by DLP IV under the LNV Credit Facility, and the assets pledged under the NF Credit Facility, GWG Holdings secures L Bonds with a pledge of collateral security in its ownership interests in GWG Life and GWG Holdings’ other direct subsidiaries; GWG Life’s ownership in its direct subsidiaries that own directly or indirectly a large actuarially diverse portfolio of life insurance policies of highly rated insurance companies; and investments in Beneficient. Furthermore, L Bonds are secured by a pledge of approximately 4.0 million shares of GWG Holdings’ common stock. GWG Holdings’ most significant assets are cash and its investments in subsidiaries. These assets were not pledged under the NF Credit Facility.

The NF Credit Facility has certain financial and nonfinancial covenants, and we were in compliance with these covenants as of the date of this filing. In addition, the NF Credit Facility has certain reporting obligations that require DLP VI to deliver audited annual consolidated financial statements of DLP Holdings VI no later than 150 days after the end of each fiscal year (beginning with the fiscal year ending December 31, 2021) and unaudited quarterly consolidated financial statements of DLP Holdings VI no later than 90 days after the end of each of DLP VI’s first three fiscal quarters (beginning with the fiscal quarter ending September 30, 2021). The NF Credit Facility also has customary events of default for a facility of this type.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DLP VI may voluntarily prepay amounts owing under the NF Credit Facility upon payment of all accrued and unpaid interest on such prepaid amounts and payment of the applicable Prepayment Premium (as defined in the NF Credit Agreement).
The NF Credit Facility permits DLP VI to pay dividends and distributions from the proceeds of the one-time advance. As a result, the funding under the NF Credit Facility, less amounts used to purchase the life insurance policies from DLP IV, will be available to GWG Holdings and will improve GWG Holdings’ cash position while it works to complete this 2020 Form 10-K, and its Current Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021, which GWG Holdings expects will permit it to resume the issuance of its L Bonds.
Non-Binding Term Sheet with Beneficient
On August 13, 2021, GWG Holdings, Ben LP, and BCH entered into a non-binding term sheet (the “Term Sheet”) that contemplates a series of transactions which, if completed, will result in, among other things, (i) GWG Holdings receiving certain proposed enhancements to its investments in Beneficient; (ii) GWG Holdings no longer having the right to appoint directors of the board of directors of Beneficient Management; and (iii) Beneficient no longer being a consolidated subsidiary of GWG Holdings. The Term Sheet and related negotiations are a part of ongoing efforts by management and the Board of Directors of GWG Holdings to maximize the value of GWG Holdings’ and GWG Life’s investment in Beneficient.
The Company believes that returning control of Beneficient is a necessary step for Ben LP to establish one of its operating subsidiaries as a TEFFI under the Kansas Technology-Enabled Fiduciary Financial Institutions Act (the “TEFFI Act”), which is important to Beneficient’s long-term business objective of providing liquidity and other services to holders of alternative assets.
Until the definitive documentation is finalized and executed, each of these provisions is non-binding and is subject to change in all respects, including as a result of additional diligence, the further discharge of fiduciary duties, and the negotiation of definitive documentation. The Company has begun working on definitive documentation to implement the Term Sheet with Ben LP and is working to complete such definitive documentation within the fourth quarter of 2021, although there can be no assurance definitive documentation will be completed by then, or at all.
If Ben LP becomes an independent company pursuant to the terms of the Term Sheet, the Company expects that Ben LP would reduce its reliance on GWG Holdings to fund its operations and would raise future capital from other sources. Beneficient’s capital raising efforts may include the issuance of equity or debt of Ben LP or one of its subsidiaries, and the newly issued securities may be dilutive to GWG Holdings’ and GWG Life’s investment in Ben LP and BCH and may include preferential terms relative to GWG Holdings’ and GWG Life’s investments in Ben LP and BCH. GWG Holdings and GWG Life would still retain a substantial investment in Beneficient.
Fourth Amended and Restated Senior Credit Facility with LNV Corporation
On September 7, 2021, DLP IV entered into a Fourth Amended and Restated Loan and Security Agreement with LNV Corporation, as lender, and CLMG Corp., as the administrative agent on behalf of the lenders under the agreement (the “Fourth Amended Facility”). The Fourth Amended Facility replaced the Third Amended Facility, that previously governed the Company’s senior credit facility. The Fourth Amended Facility resulted in an additional advance of $30.3 million from LNV Corporation, paid on September 7, 2021.

Under the Fourth Amended Facility, all advances bear interest at a rate of the Benchmark Rate plus the Applicable Margin, or the Default Rate if an event of default has occurred and is continuing. For purposes of the Fourth Amended Facility, (i) the Benchmark Rate is the greater of (a) the sum of (i) the Federal Funds Rate plus (ii) one-half of one percent (0.50%) and (b) one and one half of one percent (1.50%); (ii) the Applicable Margin is seven and one half percent (7.50%); and (iii) the Default Rate is the Benchmark Rate plus nine and one half percent (9.50%).

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COVID-19
In December 2019, a novel strain of coronavirus and the associated respiratory disease (“COVID-19”) was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The extent of COVID-19’s effect on the Company’s operational and financial performance will depend on continuing developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. Although a substantial majority of our employees continue to work remotely, we have maintained our operations at or near normal levels. We have not experienced any significant disruptions due to operational issues, loss of communication capabilities, technology failure or cyber-attacks. The Company continues to raise capital, receive distributions from alternative assets and insurance policy benefits, pay interest and dividends and otherwise meet its ongoing obligations. However, depending on the extent of the ongoing economic crisis resulting from the pandemic and its impact on the Company’s business, the pandemic could have a material adverse effect on our results of operations, financial condition and cash flows.
Policy Benefits and L Bonds
Subsequent to December 31, 2020 through October 15, 2021, policy benefits on 81 policies covering 74 individuals have been realized. The face value of insurance benefits of these policies was $106.2 million.
Subsequent to December 31, 2020 through April 16, 2021, the date we temporarily suspended GWG Holdings’ L Bond offering, GWG Holdings issued approximately $191.6 million of L Bonds. No L Bonds have been sold since April 16, 2021.
Beneficient’s Liquidity Transactions
Subsequent to December 31, 2020 through the date of this filing, we executed 10 transactions pursuant to which customers sold interests in private equity funds with an aggregate net asset value of $5.6 million to certain of the ExAlt Trusts in exchange for agreed upon consideration.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
There have been no changes in or disagreements with accountants on accounting and financial disclosure.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including GWG Holdings’ Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met.
GWG Holdings’ Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of December 31, 2020 (the end of the period covered by this report). Based on that evaluation, GWG Holdings’ Chief Executive Officer and Chief Financial Officer concluded that due to the material weaknesses described below, our disclosure controls and procedures were ineffective.
Material Weaknesses
Restatement
In connection with matters related to the Restatement, we have determined that a material weakness existed in our internal control over financial reporting for all periods from December 31, 2019 to December 31, 2020. As of December 31, 2020, the design and operating effectiveness of controls over the selection, application and review of the implementation of accounting policies were not sufficient to ensure amounts recorded and disclosed were fairly stated in accordance with GAAP. This material weakness resulted in the Restatement.
In response to this material weakness, our management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to identify and evaluate the appropriate accounting for technical pronouncements and other literature for all significant or unusual transactions, we are improving these processes to ensure that the nuances and complexities of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. Our remediation plan at this time includes continuing to enhance our internal and external technical accounting resources by hiring additional personnel and increasing communication with third-party professionals with whom we consult regarding the application of complex accounting transactions.
Our remediation plan can only be accomplished over time and will be continually reviewed to determine that it is achieving its objectives. We can offer no assurance that these initiatives will ultimately have the intended effects.
Quarterly Valuation Allowance
In connection with the preparation and review of our quarterly condensed consolidated financial statements as of and for the period ended September 30, 2020, we also identified a material weakness in internal controls over the quarterly income tax provision process, which included the measurement of the valuation allowance against the Company’s deferred tax assets.
We have implemented a suite of enhanced internal controls and have involved additional external resources in the quarterly income tax provision process, including the assessment of the valuation allowance. We believe these measures will enable us to remediate this material weakness in internal controls over the income tax provision process, including the valuation allowance against the Company’s deferred tax assets.
We have completed certain of such remediation activities as of the date of this filing and believe that we have strengthened our internal controls to address the identified material weakness in internal controls over the quarter income tax provision process. However, control weaknesses are not considered remediated until new internal controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively. We will continue to monitor the effectiveness of these remediation measures, and we will make any changes to the design of this plan and take such other actions that we deem appropriate given the circumstances.
Notwithstanding these material weaknesses, the Company has concluded that no material misstatements exist in the consolidated financial statements, and such financial statements present fairly, in all material respects, the financial position, results of operations and cash flows of the Company as of and for the years ended December 31, 2020 and December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
Changes in Internal Control over Financial Reporting
As a result of the consolidation of Beneficient on December 31, 2019, we have evaluated the processes and procedures of Beneficient’s internal control over financial reporting, and have incorporated Beneficient’s internal control over financial reporting into our internal control over financial reporting framework. In addition, as a result of the consolidation of Beneficient, we have implemented new processes and controls over accounting for goodwill and other intangible assets, primarily related to assessing these assets for impairment.
Additionally, we implemented a suite of enhanced internal controls in response to the identified material weakness in the quarterly income tax provision process. Specifically, we implemented a more robust process for evaluating the potential impact of significant and unusual transactions on the tax provision. We have also involved additional internal and external resources with a heightened understanding of ASC Topic 740, Income Taxes, in the quarterly income tax provision process.
Other than the aforementioned items, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 during the fourth quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
(i)Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(ii)Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are in accordance with authorizations of management and directors of the company; and
(iii)Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
Under the supervision of the Audit Committee of the Board of Directors of GWG Holdings and with the participation of our management, including GWG Holdings’ Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management concluded that due to the material weaknesses described above, our internal control over financial reporting as of December 31, 2020 was ineffective.

The Company’s independent registered public accounting firm has audited the Company’s internal control over financial reporting as of December 31, 2020, as stated in the Report of Independent Registered Public Accounting Firm, appearing under Item 8.
ITEM 9B. OTHER INFORMATION.
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The following paragraphs provide information as of the date of this report about each of GWG Holdings’ current directors and executive officers.
Directors
GWG Holdings’ bylaws permit a maximum of fifteen directors. The board of directors of GWG Holdings currently consists of five members. GWG Holdings’ Board of Directors is divided into three classes, designated as Class I, Class II and Class III. Each class serves staggered, three year terms except as described below. The terms of office of GWG Holdings’ Class II directors will expire at the Combined 2020/2021 Annual Meeting, and their successors shall be elected for a term expiring at the 2023 annual meeting of stockholders. The terms of office of GWG Holdings’ Class III directors will expire at the Combined 2020/2021 Annual Meeting, and their successors shall be elected for a three year term expiring at the 2024 annual meeting of stockholders. We expect that Peter T. Cangany, Jr. will become a Class I director and David F. Chavenson and David H. de Weese will become Class II directors following the Combined 2020/2021 Annual Meeting.
Each director serves until his or her successor is elected and shall have qualified, or until his or her earlier death, resignation, removal or disqualification.
The following chart sets forth the three classes of directors as of the date of this report.

Director	Class	Expiration of Current Term of Director
Murray T. Holland	Class I	2022 Annual Meeting
Peter T. Cangany, Jr.	Class III	2020/2021 Annual Meeting
David F. Chavenson	Class III	2020/2021 Annual Meeting
David H. de Weese	Class III	2020/2021 Annual Meeting
Timothy L. Evans	Class III	2020/2021 Annual Meeting

Name and Age of Director	Principal Occupation, Business Experience For the Past Five Years and Directorships of Public Companies	Director Since
CLASS I DIRECTORS
Murray T. Holland Age 67
Murray T. Holland has served as GWG Holdings’ President and Chief Executive Officer since April 26, 2019 and a director and Chairman of the Board of GWG Holdings since June 2021. In 2001, Mr. Holland became an original investor and consultant for MHT Partners, a boutique investment banking firm based in Dallas, Texas with a number of offices in the United States. From 2013 until recently, he was Managing Director of MHT Partners. Mr. Holland resigned from this position in connection with the transaction contemplated by the Purchase and Contribution Agreement, dated April 15, 2019, among Jon R. Sabes, Steven F. Sabes and Ben LP, among others. Prior to MHT Partners, he was CEO and principal shareholder of Convergent Media Systems (Atlanta), a $100 million custom network outsourcing firm with approximately 300 employees, CEO and principal shareholder of Convergent Group Corporation (Denver), a $200 million geographic information systems software and integration firm with approximately 450 employees, and CEO and principal shareholder of BTI Americas (Chicago), a $2.7 billion business travel agency with approximately 4,400 employees. EDS was his principal business partner in these ventures. Prior to that, Mr. Holland was a partner at the law firm of Akin, Gump, Strauss, Hauer & Feld (Dallas) in corporate finance and securities, a Senior Vice President of Credit Suisse First Boston (New York and Dallas) in Mergers and Acquisitions and a Managing Director of Kidder, Peabody & Co. (New York) in Mergers and Acquisitions. He graduated from Washington and Lee University with a B.S. in 1975, University of Virginia Graduate School of Business Administration with an M.B.A. in 1978, and Washington and Lee University School of Law with a J.D. in 1980. Mr. Holland is the author of “A Nation in the Red” (McGraw Hill - 2014), a book about the U.S. national debt and its implications.
2021

	CLASS III DIRECTORS
Peter T. Cangany, Jr. Age 64	Peter T. Cangany, Jr. retired as a partner with Ernst & Young LLP (“EY”) in 2017, having served in such capacity since 1993. Mr. Cangany specialized in the audits of companies involved in several sectors of the financial services industry, including insurance companies and investment management firms with a focus on public companies. He held senior positions with the leadership of EY throughout his years as a partner, including location and sector leadership responsibilities. Mr. Cangany also currently serves as Chair of the Board of Trustees of Franklin College of Indiana. Mr. Cangany brings extensive knowledge of financial reporting and accounting issues faced by companies in the financial services industry, as well as experience with early-stage growth businesses, strategic planning, and corporate governance from nearly 40 years of serving clients. Mr. Cangany earned a B.A. in Accounting from Franklin College and an M.B.A. from Texas A&M University. He is also a Certified Public Accountant.	2019
David F. Chavenson Age 69	David F. Chavenson served as Treasurer of Alon USA Energy Company from 2007 until 2018. He served as Vice President and Treasurer of Flowserve Corp. from 2001 until 2005; Senior Vice President and Chief Financial Officer at Worldwide Flight Services, Inc. from 2000 to 2001; and Vice President of Finance, Chief Financial Officer and Corporate Secretary of Rutherford-Moran Oil Corporation since April 1996 to 1999. Previous to 1996, Mr. Chavenson spent 18 years at Oryx Energy Company, an oil and gas exploration and production company (previously Sun Exploration and Production Co.) (“Oryx”), and served as Treasurer there from 1993 to 1996. Prior to that, he served as Assistant Treasurer and Manager of Corporate Finance, Manager of Financial Analysis and Senior Financial Specialist at Oryx. Mr. Chavenson has a B.A., magna cum laude, Phi Beta Kappa from Dickinson College and holds an M.B.A. in finance with honors from the Harvard Business School. He is also a Certified Public Accountant.	2019
David H. de Weese Age 79	David H. de Weese is a Partner of Paul Capital Advisors, a private equity firm. He was instrumental in developing Paul Capital’s deal origination strategy and transaction sourcing network. He joined Paul Capital in 1995 and led global secondary transaction sourcing activities and the due diligence of life science and health care investments. Mr. de Weese has 14 years of management experience in Europe. He has an extensive entrepreneurial experience and in-depth scientific and business knowledge. He is the co-founder and a member of the board of directors of NISTA Diagnostics, Inc. He also founded Medical Innovations. In 1993, he co-founded and served as the President and Chief Executive Officer of M6 Pharmaceuticals. Mr. de Weese served as the President and Chief Executive Officer of Cygnus Therapeutic Systems, SIGA Technologies, Inc. and a Silicon Valley software company. Prior to Cygnus, he served as the President and Chief Executive Officer of Machine Intelligence Corporation. Mr. de Weese previously served as a member of the board of directors of OSE Immunotherapeutics SA (also known as OSE Pharma SA) and as the chairman of Capacitor Sciences, Inc. Mr. de Weese holds an M.B.A. from the Harvard Business School, a B.A. from Stanford University and attended law school at Stanford University.	2019
Timothy L. Evans Age 42
Timothy L. Evans joined GWG Holdings as Chief Integration Officer on May 6, 2019, and was appointed Chief Financial Officer on August 15, 2019 and a director in June 2021. Prior to joining GWG Holdings, Inc., Mr. Evans was Chief of Staff for Ben L.P. where he had also served as Vice President and Deputy General Counsel since February 2018. Prior to joining Ben LP, Mr. Evans was an attorney for the United States Securities and Exchange Commission for six years, where he served as a trial attorney and a counsel to the Director of Enforcement. Mr. Evans was an associate in the Dallas office of Thompson & Knight LLP for four years before joining the Securities and Exchange Commission. He received his Juris Doctorate, summa cum laude, from the University of Arkansas School of Law in 2008. Prior to practicing as an attorney, Mr. Evans was an accountant for three years with SMG, a public facility management company. He previously held an Arkansas CPA license but is not currently licensed by the Arkansas State Board of Public Accountancy. He graduated from the University of Illinois at Urbana-Champaign with a Bachelor of Arts in Economics in 2001.
		2021

Executive Officers

Name and Title	Age	Principal Occupation, Business Experience for the Past Five Years and Directorships of Public Companies
Murray T. Holland President and Chief Executive Officer	67	See description above.
Timothy L. Evans Chief Financial Officer and Treasurer	42	See description above.
Board Leadership Structure and Risk Oversight
Murray T. Holland serves as GWG Holdings’ Chairman of our Board of Directors.
Management and our outside counsel discuss risks, both during Board meetings and in direct discussions with members of our Board of Directors. These discussions identify Company risks that are prioritized and assigned to the appropriate Board committee, as discussed below, or the full Board for oversight. Our risk management program as a whole is reviewed periodically as needed or as requested by GWG Holdings’ Board or a Board committee.
Board Committees and Board Meetings
GWG Holdings’ Board of Directors has an Audit Committee, a Compensation Committee and an Executive Committee. GWG Holdings’ Board of Directors has also had a Nomination and Corporate Governance Committee; however, the activities conducted by such committee are currently being conducted by the full Board of Directors. Each of the foregoing Committees has a written charter, a copy of each of which is available at GWG Holdings’ website at www.gwgh.com. GWG Holdings’ Board committees comply with the listing requirements of The Nasdaq Marketplace Rules taking into account its reliance on exceptions for “controlled companies” as described under the caption “Director Independence” below.
Audit Committee
The Audit Committee consists of three members: Peter T. Cangany, Jr. (Chair), David F. Chavenson, and David H. de Weese. All of the members are financially literate and are independent directors under the Nasdaq Marketplace Rules, and SEC audit committee structure and membership requirements. Further, GWG Holdings’ Board has determined that Mr. Cangany is an “audit committee financial expert” as defined by applicable regulations of the SEC and is “independent” under the Nasdaq Marketplace Rules.
The Audit Committee’s job is one of oversight as set forth in its charter. It is not the duty of the Audit Committee to prepare our consolidated financial statements, to plan or conduct audits or investigations, or to determine that our financial statements are complete and accurate and are in accordance with generally accepted accounting principles. Our management is responsible for preparing our consolidated financial statements and for establishing and maintaining effective internal control over financial reporting. The independent registered public accountants are responsible for the audit of our consolidated financial statements and the review of the effectiveness of our internal control over financial reporting.
The Audit Committee is responsible primarily for assisting the Board in fulfilling its oversight and monitoring responsibility of reviewing the financial information that will be provided to stockholders and others, appointing the independent registered public accounting firm, reviewing the services performed by our independent registered public accounting firm, reviewing our accounting policies and the internal controls established by management and the Board, reviewing significant financial transactions, the integrity of the financial statements and our enterprise risk management framework. The Audit Committee also reviews the Anonymous Complaint Program, which allows for confidential, anonymous submissions by Company employees regarding questionable accounting or auditing matters, including reviewing if any such complaints were received and the disposition of those complaints.
In fulfilling its oversight over our independent registered public accounting firm, the Audit Committee carefully reviews the engagement of the independent registered public accounting firm, which includes among other things: the scope of the audit; fees; the assigned partner(s) and other personnel and their industry experience; auditor independence; peer and Public Company Accounting Oversight Board (“PCAOB”) reviews; any significant legal proceedings; previous experience with the firm’s performance; and any non-audit services performed. The Audit Committee engaged Grant Thornton LLP as our independent registered public accounting firm for the year ended December 31, 2020.

We maintain an auditor independence policy that, among other things, prohibits our independent registered public accounting firm from performing non-financial consulting services, such as information technology consulting and internal audit services. This policy mandates that the Audit Committee approve in advance any non-audit services to be performed by the independent registered public accounting firm and the related costs associated therewith. Therefore, we may not enter into engagements with our independent registered public accounting firm for non-audit services without the express pre-approval of the Audit Committee.
Compensation Committee
GWG Holdings’ Compensation Committee consists of one member: David H. de Weese. As described in our Current Report on Form 8-K filed with the SEC on June 17, 2021, Thomas O. Hicks, a former member of GWG Holdings’ Compensation Committee, resigned from the Board and the Compensation Committee to join the board of directors of the Beneficient TEFFI trust company, and the Board has yet to appoint a successor to Mr. Hicks on the Compensation Committee. GWG Holdings’ Compensation Committee is charged with oversight responsibility for the adequacy and effectiveness of our executive compensation and benefit plans and is primarily responsible for all matters relating to compensation of our executive officers and the directors, the adoption of all employee compensation and employee benefit plans and the administration of such plans including granting stock incentives or other benefits, and the review and approval of disclosures regarding executive compensation included in our SEC reports. GWG Holdings’ Compensation Committee has the authority to obtain advice and assistance from external legal, accounting or other advisors, and has the authority to retain, terminate and approve the fees payable to any external compensation consultant to assist in the evaluation of director and senior executive compensation. However, any services to be rendered by our independent registered public accounting firm shall be pre-approved by the Audit Committee if required under our policy regarding pre-approval of such services.
Executive Committee
GWG Holdings’ Executive Committee currently consists of one member: David H. de Weese. As described in our Current Report on Form 8-K filed with the SEC on June 17, 2021, Brad K. Heppner, Thomas O. Hicks, and Bruce W. Schnitzer, former members of the Executive Committee, resigned from the Board and the Executive Committee to join the board of directors of the Beneficient TEFFI trust company, and the Board has yet to appoint successors to Messrs. Heppner, Hicks, or Schnitzer on the Executive Committee. GWG Holdings’ Executive Committee has authority to act on behalf of the full Board of Directors between regular meetings of the Board of Directors, consistent with the requirements of Delaware law.
Corporate Governance and Nominating Committee
GWG Holdings’ Corporate Governance and Nominating Committee was dissolved in 2019. We are a controlled company and are currently relying on the Nasdaq controlled company exemption from the requirement to have nominations for director be selected, or recommended for selection, solely by independent directors. The activities conducted by GWG Holdings’ Corporate Governance and Nominating Committee are currently being conducted by the full Board of Directors. The primary role of GWG Holdings’ Corporate Governance and Nominating Committee was to consider and make recommendations to the full Board of Directors concerning the appropriate size, function and needs of the Board of Directors, including establishing criteria for Board membership and considering, recruiting and recommending candidates (including those recommended by stockholders) to fill new Board positions. The Corporate Governance and Nominating Committee also considered and advised the full Board of Directors on matters of corporate governance and monitored and recommended the functions of, and membership on, the various committees of the Board of Directors.
GWG Holdings’ Corporate Governance and Nominating Committee (or a subcommittee thereof) recruited and considered director candidates and presented all qualified candidates to the full Board of Directors for consideration. In identifying and evaluating potential candidates to be nominees for directors, GWG Holdings’ Corporate Governance and Nominating Committee had the flexibility to consider such factors as it deemed appropriate under relevant circumstances. These factors may include education, general business and industry experience, ability to act on behalf of stockholders and build long-term stockholder value, potential concerns regarding independence or conflicts of interest and other factors relevant in evaluating Board nominees. Qualified candidates will be considered without regard to race, color, religion, sex, ancestry, national origin, disability, marital or veteran status, or any other legally protected status. Although our Corporate Governance and Nominating Committee did not have a policy with regard to the consideration of diversity in identifying director candidates, the overall Board of Directors’ diversity of industry background and experience is generally among the factors considered. GWG Holdings’ Corporate Governance and Nominating Committee believed that a Board of Directors comprised of directors with diverse skills and experiences relevant to our industry will result in efficient and competent oversight of our various core competencies.

GWG Holdings’ Corporate Governance and Nominating Committee considered recommendations by stockholders of candidates for election to the Board of Directors. Any stockholder who wishes that the Board consider a candidate must follow the procedures set forth in our bylaws. Under our bylaws, if a stockholder plans to nominate a person as a director at a meeting, the stockholder is required to place a proposed director’s name in nomination by written request delivered to or mailed and received at our principal executive offices not less than 90 nor more than 120 calendar days prior to the first anniversary of the date on which we first mailed proxy materials for the preceding year’s annual meeting. However, in the event that the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice by the stockholder must be so delivered not less than 90 nor more than 120 calendar days prior to the date of such annual meeting, or if the first public announcement of the date of such annual meeting is less than 100 days prior to the date of such annual meeting, the tenth day following the day on which public announcement is made.
Ability of Stockholders to Communicate with GWG Holdings’ Board of Directors
GWG Holdings’ Board of Directors has established several means for stockholders and others to communicate with the Board of Directors. If a stockholder has a concern regarding our financial statements, accounting practices or internal controls, the concern should be submitted in writing to the Chair of our Audit Committee in care of our Secretary at the address of our principal executive offices. If the concern relates to our governance practices, business ethics or corporate conduct, the concern should be submitted in writing to the Chairman of the Board of Directors in care of our Secretary at the address of our principal executive offices. If a stockholder wishes to provide input with respect to our executive compensation policies and programs, input should be submitted in writing to the Chair of our Compensation Committee in care of our Secretary at the address of our principal executive offices. If a stockholder is unsure as to which category the concern relates, the stockholder may communicate it to any one of the independent directors in care of our Secretary at the address of our principal executive offices. All stockholder communications sent in care of our Company Secretary will be forwarded promptly to the applicable director(s).
Delinquent Section 16(a) Reports
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file electronically reports of ownership and changes in ownership of such securities with the SEC. Based on review of the copies of Forms 3 and 4 and amendments thereto filed electronically with the SEC during the year ended December 31, 2020 and Forms 5 and amendments thereto filed electronically with the SEC with respect to such year, or written representations that no Forms 5 were required, we believe all required forms have been filed by our officers, directors and greater than ten percent beneficial owners.
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
ITEM 11. EXECUTIVE COMPENSATION AND RELATED-PARTY TRANSACTION DISCLOSURES.
Summary Compensation Table
The following table sets forth the cash and non-cash compensation for the 2019 and 2020 fiscal years awarded to or earned by: (i) each individual who served as the principal executive officer of GWG Holdings during 2020; (ii) the two most highly compensated executive officers of GWG Holdings who were serving as executive officers at the end of 2020 and who received more than $100,000 in the form of salary and bonus during such year; and (iii) up to two additional individuals for whom disclosure would have been required under (ii) above but for the fact that the individual was not serving as an executive officer of GWG Holdings at the end of 2020. These individuals are referred to as GWG Holdings’ “named executives.”

Name and Principal Position	Year	Salary	Bonus	All Other Compensation	Total
Murray T. Holland President and Chief Executive Officer	2020	$650,000	$975,000	$17,819	$1,642,819
	2019(1)	$440,000	$637,500	$—	$1,077,500

Timothy L. Evans Chief Financial Officer	2020	$400,000	$500,000	$3,427,411(2)	$4,327,411
	2019(3)	$261,539	$326,750	$—	$588,289

Lennie Nicholson Former General Counsel(4)	2020	$211,538	$105,769	$—	$317,308

________________________
(1)Mr. Holland was appointed as Chief Executive Officer on April 26, 2019 with an annual base salary of $650,000.
(2)Includes REUs (defined below) with an estimated grant date fair value of $1,562,500 issued by Ben LP and BMP Equity Units (defined below) with an estimated grant date fair value of $1,854,834 issued by Beneficient Management Partners, L.P. to Mr. Evans. Awards of REUs and BMP Equity Units are included because, beginning on December 31, 2019, GWG Holdings reports the results of Beneficient on a consolidated basis.
(3)Mr. Evans was appointed Chief Financial Officer on August 15, 2019 with an annual base salary of $400,000.
(4)Mr. Nicholson was appointed as General Counsel of GWG Holdings on March 3, 2020 and resigned on January 29, 2021.
In general, in connection with its decisions about executive compensation, the Compensation Committee intends to consider the results of the most recent stockholder advisory vote on executive compensation as well as the advisory vote on the frequency of future advisory votes on executive compensation in determining how frequently to hold its Say-on-Pay vote in the future. The Company currently seeks a stockholder advisory vote on executive compensation every three years and expects to hold the next stockholder advisory vote on executive compensation at the Company’s 2022 annual meeting of stockholders.

Employment Agreements and Change-in-Control Provisions
As of the date of this filing, GWG Holdings’ named executives held the following positions: Mr. Murray T. Holland, President and Chief Executive Officer; and Mr. Timothy L. Evans, Chief Financial Officer.
On April 26, 2019, and in connection with the closing of the Purchase and Contribution Transaction, Murray T. Holland was appointed as Chief Executive Officer of GWG Holdings. On May 31, 2019, GWG Holdings entered into an employment agreement with Mr. Holland pursuant to which he is currently serving as GWG Holdings’ President and Chief Executive Officer. The employment agreement has an initial three-year term and is automatically renewed for additional one-year periods unless either party gives notice of non-renewal at least 60 days prior to the expiration of the then current term.
Under the employment agreement, Mr. Holland is entitled to an annual base salary of $650,000, retroactive to April 26, 2019, and is eligible to receive an annual cash bonus the target amount of which will be 150% of his base salary (prorated for the partial first year of employment). Whether the bonus is granted for a particular year, and the amount thereof, will be determined by GWG Holdings’ Compensation Committee in its discretion based upon Mr. Holland’s performance. Mr. Holland is also entitled to participate in all employee benefit plans and programs made available by GWG Holdings to the Company’s executive employees generally.
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
On May 31, 2019, and as contemplated by the employment agreement and discussed below, GWG Holdings entered into a Performance Share Unit Agreement (the “PSU Agreement”) with Mr. Holland that provides for a target award grant of 129,717 PSUs (the “Target Award”), and up to a maximum of 259,434 PSUs. Each PSU represents the right to receive one share of GWG Holdings’ common stock (or, following a Change-in-Control Transaction (as defined in the PSU Agreement, the cash value thereof), upon vesting, which is generally subject to (i) the satisfaction of performance goals over a three year performance period, as determined by GWG Holdings’ Compensation Committee in its sole discretion, and (ii) Mr. Holland remaining continuously employed by GWG Holdings or one of its subsidiaries (“Continuous Service”) from the date of grant through the date that the PSUs are vested and paid in shares of common stock (or cash). Promptly following the Company’s filing with the SEC of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the final year of the performance period), GWG Holdings’ Compensation Committee will review and certify in writing (a) whether, and to what extent, the performance goals have been achieved, and (b) the number of PSUs that vested, if any. At such time, PSUs that are not vested will be forfeited.
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
If a “Sale Transaction,” as defined in GWG Holdings’ 2013 Stock Incentive Plan, occurs during the performance period, Mr. Holland remains in Continuous Service up until the date of such Sale Transaction, and the acquiring entity or successor to GWG Holdings does not assume the obligations of GWG Holdings under the PSU Agreement or replace the grant with a substantially equivalent incentive award, then all outstanding PSUs shall vest at Target Award levels on the date of such Sale Transaction.
If a Change-in-Control Transaction occurs during the performance period, then all outstanding PSUs will automatically vest at Target Award levels on the 120th day following the closing of the Change-in-Control Transaction (the “Retention Date”), contingent upon Mr. Holland remaining in Continuous Service through the Retention Date. However, if Mr. Holland’s Continuous Service terminates following the occurrence of a Change-in-Control Transaction and prior to the Retention Date for any reason other than as a result of a termination by GWG Holdings for Cause, then all outstanding PSUs will automatically vest at Target Award levels upon such termination. PSUs vesting upon a Change-in-Control will be paid in cash (not shares of common stock). The amount of cash to be paid to Mr. Holland in respect of each vested PSU will be equal to the greater of (y) $12.00 or (z) the Fair Market Value (as defined in the Plan) of a share of common stock as of the trading date immediately prior to the closing date of the Change-in-Control Transaction. The PSU Agreement includes a provision allowing GWG Holdings to reduce the payment to which Mr. Holland would be entitled upon a Change-in-Control Transaction to the extent needed for him to avoid paying an excise tax under Internal Revenue Code Section 280G, unless Mr. Holland would be better off, on an after-tax basis, receiving the full amount of such payments and paying the excise taxes due.
On August 15, 2019, Timothy L. Evans was appointed as GWG Holdings’ Chief Financial Officer and Treasurer, replacing William B. Acheson. Mr. Acheson remained employed by GWG Holdings on an interim basis as an Executive Vice President, to assist in the transition of his prior duties and responsibilities to Mr. Evans, but is no longer in that capacity.
2013 Stock Incentive Plan
We maintain the GWG Holdings, Inc. 2013 Stock Incentive Plan, under which 6,000,000 shares of GWG Holdings’ common stock have previously been approved for issuance. The 2013 Stock Incentive Plan permits the grant of both incentive and non-statutory stock options. Through December 31, 2020, we had issued stock options, SARs and Restricted Stock Units (hereinafter, “options”) for 2,507,904 shares of common stock to employees, officers, directors, and consultants under the plan. As of December 31, 2020, (i) 1,360,491 shares are reserved for issuance under outstanding options, of which 922,985 options have vested and the remaining outstanding are scheduled to vest over three years, (ii) 322,552 shares have been issued upon the exercise of options granted under the 2013 Stock Incentive Plan, and (iii) 3,492,096 shares remain available for issuance of future incentive grants. The Board of Directors adopted the 2013 Stock Incentive Plan to provide a means by which our employees, directors, officers and consultants may be granted an opportunity to purchase GWG Holdings’ common stock, to assist in retaining the services of such persons, to secure and retain the services of persons capable of filling such positions and to provide incentives for such persons to exert maximum efforts for our success.
BMP Equity Incentive Plan
The board of directors of Beneficient Management, Ben LP’s general partner, maintains the BMP Equity Incentive Plan under which participants are eligible to receive equity units in Beneficient Management Partners, L.P. (“BMP”), an entity affiliated with the board of directors of Beneficient Management. The BMP equity units eligible to be awarded to participants are comprised of BMP’s Class A Units and/or BMP’s Class B Units (collectively, the “BMP Equity Units”). The weighted-average grant date fair value of BMP Equity Units was $9.61 per unit as of December 31, 2020.
On January 1, 2020, Mr. Evans was awarded 193,011 BMP Equity Units for his prior service at Ben LP that vested 20% on the date of grant and vest 20% on each anniversary of Mr. Evan’s hire date with Ben LP of February 15, 2018.
Ben Equity Incentive Plan
The Board of Directors of Beneficient Management maintains the Ben Equity Incentive Plan under which Ben LP is permitted to grant equity awards, in the form of restricted equity units (“REUs”) up to a maximum of 12,811,258, representing ownership interests in common units of Ben LP. The holders of certain of the units issued under the BMP Equity Incentive Plan and the Ben Equity Incentive Plan, upon vesting, have the right to convert the units to shares of GWG Holdings common stock per the Exchange Agreement discussed below.
The estimated weighted-average grant date fair value date of REUs was $12.50 as of December 31, 2020.
On January 1, 2020, Mr. Evans was awarded 125,000 REUs for his prior service at Ben LP that vested 20% on the date of grant and vest 20% on each anniversary of Mr. Evan’s hire date with Ben LP of February 15, 2018.
Outstanding Equity Awards at Year End
The following table sets forth the total outstanding equity awards as of December 31, 2020 for each named executive officer.

		Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Murray T. Holland(1)	05/31/2019	—	$—	129,717	$906,721

Timothy L. Evans(2)	01/01/2020	50,000	625,000	—	—
	01/01/2020	77,204	741,931	—	—
________________________
(1)Represents the target award of PSUs awards that will vest on December 31, 2021, subject to the satisfaction of certain performance goals over a three-year performance period and Mr. Holland’s Continuous Service (as defined in the PSU Agreement), through such vesting date, with a market value based on GWG Holdings’ closing stock price of $6.99 on December 31, 2020.
(2)Includes 50,000 unvested REUs, of which 25,000 vested on February 15, 2021 and 25,000 vest February 15, 2022, and 77,204 unvested BMP Equity Units of which 38,602 vested on February 15, 2021 and 38,602 vest February 15, 2022.
Director Compensation
The following table sets forth the cash compensation awarded to or earned by each individual who served as a member of GWG Holdings’ Board of Directors during the year ended December 31, 2020. There was no non-cash compensation paid to members of GWG Holdings’ Board of Directors during 2020 except as noted below for Mr. Lockhart and Mr. Bailey.

Director’s Name	Fees Earned or Paid in Cash 2020(1)	Stock Awards	Total
Peter T. Cangany, Jr.(2)	$371,225	$—	$371,225
David F Chavenson	156,255	—	156,255
Brad K. Heppner	100,000	—	100,000
Thomas O. Hicks	412,000	—	412,000
Dennis P. Lockhart(3)	295,375	1,105,500	1,400,875
Bruce W. Schnitzer(4)	400,000	—	400,000
David H. de Weese	100,000	—	100,000
Roy W. Bailey(5)	155,537	55,187	210,724
Daniel P. Fine(6)	62,413	—	62,413
Michelle Caruso-Cabrera(7)	43,625	—	43,625
David S. Gruber(8)	29,897	—	29,897
Kathleen J. Mason(9)	22,291	—	22,291
Roger T. Staubach(10)	133,379	—	133,379
________________________
(1)Includes cash compensation for service as a director on the board of directors of Beneficient Management, L.L.C., a Delaware limited liability company (“Beneficient Management”), the general partner of Ben LP (the “Ben Board”) of $300,000 for Mr. Schnitzer, $190,000 for Mr. Lockhart, $27,143 or Ms. Caruso-Cabrera, $210,000 for Mr. Cangany, $87,500 for Mr. Staubach, and $300,000 for Mr. Hicks.
(2)At fiscal year-end, Mr. Cangany had outstanding 25,000 REUs, of which 12,500 vested on April 1, 2021, and 12,500 vest on April 1, 2022, and 30,000 BMP Equity Units, of which 10,000 vested on April 1, 2021, 10,000 vest on April 1, 2022, and 10,000 vest on April 1, 2023.
(3)Stock awards include 50,000 REUs with an estimated grant date fair value of $625,000 and 50,000 BMP Equity Units with an estimated grant date fair value $480,500 that Mr. Lockhart was granted on May 1, 2020 for service as a director on the Ben Board. The REUs vest 25% on the date of grant and 25% on each anniversary of Mr. Lockhart’s service start date with the Ben Board of May 10, 2019 and BMP Equity Units vest 20% on the date of grant and 20% on each anniversary of Mr. Lockhart’s service start date with the Ben Board of May 10, 2019. At fiscal year-end, Mr. Lockhart had outstanding 25,000 REUs, of which 12,500 vest on May 10, 2021, and 12,500 vest on May 10, 2022, and 30,000 BMP Equity Units, of which 10,000 vest on May 10, 2021, 10,000 vest on May 10, 2022, and 10,000 vest on May 10, 2023.
(4)At fiscal year-end, Mr. Schnitzer held 3,750 REUs which vested on January 1, 2021.
(5)Mr. Bailey commenced serving as a member of GWG Holdings’ Board of Directors on March 16, 2020 and ceased serving as a member of GWG Holdings’ Board of Directors on March 6, 2021. The amount in the Stock Awards column represents the grant date fair value computed in accordance with FASB ASC Topic 718 for a grant of 7,895 restricted stock units. Such units did not vest due to Mr. Bailey’s resignation from GWG Holdings’ Board of Directors on March 6, 2021.
(6)Mr. Fine commenced serving as a member of GWG Holdings’ Board of Directors on September 3, 2020 and ceased serving as a member of GWG Holdings’ Board of Directors on March 6, 2021.
(7)Ms. Caruso-Cabrera ceased serving as a member of GWG Holdings’ Board of Directors on February 21, 2020.
(8)Mr. Gruber commenced serving as a member of GWG Holdings’ Board of Directors on September 3, 2020 and ceased serving as a member of GWG Holdings’ Board of Directors on October 27, 2020.
(9)Ms. Mason ceased serving as a member of GWG Holdings’ Board of Directors on March 2, 2020.
(10)Mr. Staubach ceased serving as a member of GWG Holdings’ Board of Directors on June 15, 2020.

During 2020, all directors received annualized cash compensation of $100,000 paid in quarterly installments in arrears. The Chair and members of the Board’s committees received the additional annualized cash compensation set forth below:

Committee	Position	Additional Fees
Audit Committee	Chair	$15,000
	Member (other than Chair)	$10,000
Compensation Committee	Chair	$12,000
	Member (other than Chair)	$5,375
Special Committee	Chair	$30,000
	Member (other than Chair)	$25,000

Further, each member of the former Special Committee, which was dissolved in March 2021, received $1,000 for attending each Special Committee meeting, whether participating in-person or telephonically. The former Special Committee was a committee of the Board comprised solely of directors independent of Beneficient that was formed primarily for the purpose of considering and, if deemed appropriate, approving company transactions with or involving Beneficient.
In addition, upon approval by the board of directors of Beneficient Management (“Ben Board”) following the recommendation of its compensation committee, members of the Board of Directors that serve as a member of the board of directors of Ben Management may receive board and committee retainers, meeting fees, equity-based compensation or other form of compensation for their service on the Ben Board.
On March 16, 2020, GWG Holdings entered into a restricted stock unit agreement with Mr. Bailey pursuant to which he received a grant of 7,895 restricted stock units. Each restricted stock unit entitled him to receive one share of GWG Holdings’ common stock upon vesting on the one-year anniversary of the grant date, subject to remaining a member of the Board through such date, and subject to accelerated vesting in certain circumstances. Such units did not vest due to his resignation from the Board of Directors on March 6, 2021.
GWG Holdings has entered into Indemnification Agreements (the “Indemnification Agreements”) with each of its current directors and executive officers (collectively, the “Indemnitees”). The Indemnification Agreements clarify and supplement indemnification provisions already contained in GWG Holdings’ bylaws and generally provide that GWG Holdings shall indemnify the Indemnitees to the fullest extent permitted by applicable law, subject to certain exceptions, against expenses, judgments, fines and other amounts actually and reasonably incurred in connection with their service as a director or officer and also provide for rights to advancement of expenses and contribution.
The description of the Indemnification Agreements and the restricted stock unit agreement set forth above is not complete and is qualified in its entirety by reference to the full text of the form of Indemnification Agreement and the form of restricted stock unit agreement which are filed as Exhibit 10.17 and Exhibit 10.24, respectively, to this 2020 Form 10-K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.
In General
The tables below set forth information known to us regarding the beneficial ownership of GWG Holdings’ common stock as of September 30, 2021 for:
•each person we believe beneficially holds more than 5% of GWG Holdings’ outstanding common shares (based solely on our review of SEC filings), other than consolidated subsidiaries of the Company;
•each of GWG Holdings’ named executive officers;
•each of GWG Holdings’ directors; and
•all of GWG Holdings’ directors and executive officers as a group.
The number of shares beneficially owned by a person includes shares issuable under options held by that person and that are currently exercisable or that become exercisable within 60 days of September 30, 2021. Percentage calculations assume, for each person and group, that all shares that may be acquired by such person or group pursuant to options currently exercisable or that become exercisable within 60 days of September 30, 2021 are outstanding for the purpose of computing the “Percentage of Common Stock Owned” by such person or group. Nevertheless, shares of common stock that are issuable upon exercise of presently unexercised options are not deemed to be outstanding for purposes of calculating the “Percentage of Common Stock Owned” by any other person or any other group.
Except as otherwise indicated in the table or its footnotes, the persons in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.
As of the close of business on September 30, 2021, 33,097,118 shares of common stock, $0.001 par value, were issued and outstanding.

Beneficial Ownership

Name	Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Beneficial Owners:
Seller Trusts(1)	16,076,252	48.6%
Custody Trusts(2)	9,837,264	29.7%
Beneficient Company Holdings, L.P. (3)	2,500,000	7.6%
Named Executive Officers:
Murray T. Holland (solely in his capacity as Trust Advisor to the Seller Trusts)(4)	16,076,252	48.6%
Timothy L. Evans	—	—%
Lennie Nicholson	1,000	*
Non-Employee Directors:
Peter T. Cangany, Jr.	8,169	*
David F. Chavenson	8,169	*
David H. de Weese	8,169	*
All current directors and executive officers as a group	16,100,759	48.6%
________________________
* less than one percent.
(1)The business address of the Seller Trusts is 251 Little Falls Drive, Wilmington, DE 19808. On January 12, 2018, GWG Holdings entered into a Master Exchange Agreement (the “Master Exchange Agreement”) pursuant to which we agreed to engage in a strategic transaction (the “Exchange Transaction”) with Beneficient and the Seller Trusts, in which the parties agreed to an exchange of certain assets. The Seller Trusts are a group of individual common law trusts that received shares of common stock in the Exchange Transaction. The trustee of each of the Seller Trusts is Delaware Trust Company. The trust advisors of each trust are two individuals unrelated to each other, James E. Turvey, who is a Beneficient employee, and Murray T. Holland, who have sole decision-making authority with respect to each trust. The beneficiary of each of the Seller Trusts is MHT Financial, L.L.C. (“MHT”). The current members of MHT are Shawn T. Terry and Mike McGill. The names of the various trusts comprising the Seller Trusts that own the shares in the table above are as follows: The LT-1 Exchange Trust, The LT-2 Exchange Trust, The LT-3 Exchange Trust, The LT-4 Exchange Trust, The LT-5 Exchange Trust, The LT-6 Exchange Trust, The LT-7 Exchange Trust, The LT-8 Exchange Trust, The LT-9 Exchange Trust, The LT-12 Exchange Trust, The LT-14 Exchange Trust, The LT-15 Exchange Trust, The LT-16 Exchange Trust, The LT-17 Exchange Trust, The LT-18 Exchange Trust, The LT-19 Exchange Trust, and The LT-20 Exchange Trust.
(2)The business address of the Custody Trusts is 251 Little Falls Drive, Wilmington, DE 19808. The Custody Trusts, which are variable interest entities, are a group of individual common law trusts that received shares of common stock from certain Seller Trusts that the Seller Trusts had received in connection with the Exchange Transaction. The names of the various trusts comprising the Custody Trusts and certain other custody trusts (collectively, the “Custody Trusts”) are as follows: LT-21A Custody Trust, LT-22A Custody Trust, LT-23A Custody Trust, LT-24A Custody Trust, LT-25A Custody Trust, and LT-26A Custody Trust. The certificate holders of the Custody Trusts are as follows: The LT-21 LiquidTrust, The LT-22 LiquidTrust, The LT-23 LiquidTrust, The LT-24 LiquidTrust, The LT-25 LiquidTrust, and The LT-26 LiquidTrust (the “Liquid Trusts”). The trustee of each of the Liquid Trusts is John A. Stahl who has sole decision-making authority with respect to such Custody Trust, and therefore, may be deemed to have voting power and dispositive power with respect to the shares held by the Custody Trusts, subject to the provisions of the stockholders agreement described below.
In connection with the transfer of the shares to the Custody Trusts, on November 3, 2020, the Company and the LiquidTrusts entered into a Stockholders Agreement (the “Stockholders Agreement”), and concurrently, each of the Custody Trusts entered into a joinder to the Stockholders Agreement with respect to the shares held by the Custody Trusts (the LiquidTrusts and the Custody Trusts collectively, the “Subject Trusts”). The purpose of the Stockholders Agreement is to limit the voting power of the Subject Trusts and the control they would otherwise be entitled to exercise over the Company. The Stockholders Agreement contains, among others, the following provisions, all of which bind the Subject Trusts and their respective transferees:
•Until the Seller Trusts beneficially own less than 20% of the total voting power of GWG Holdings’ common stock, the shares and any other voting securities of GWG Holdings over which the Subject Trusts have voting control, with respect to all matters including without limitation the election and removal of directors, regardless of whether voted at a regular or special meeting or pursuant to a written consent, will be voted solely in proportion with the votes cast by all other holders of voting securities of GWG Holdings on any matter put before them; and
•No Subject Trust nor its assignees and transferees (other than pursuant to a registered public offering) or their respective affiliates will, without the prior written consent of GWG Holdings’ Board of Directors, directly or indirectly:
◦acquire, offer to acquire, or agree to acquire, directly or indirectly, by purchase or otherwise, any securities or direct or indirect rights to acquire any voting securities of the Company or any of its subsidiaries;

◦seek or propose to influence or control the management, Board of Directors, or policies of GWG Holdings, make or participate, directly or indirectly, in any “solicitation” of “proxies” (as such terms are used in applicable SEC rules) to vote any voting securities of GWG Holdings or any of its subsidiaries, or seek to advise or influence any other person with respect to the voting of any voting securities of GWG Holdings or any of its subsidiaries;
◦submit a proposal for or offer of (with or without conditions) any merger, recapitalization, reorganization, business combination, or other extraordinary transaction involving GWG Holdings, any of its subsidiaries, or any of their respective securities or assets or, except as required by law, make any public announcement with respect to the foregoing;
◦enter into any discussions, negotiations, arrangements, or understandings with any other person with respect to any of the foregoing, or otherwise form, join, engage in discussions relating to the formation of, or participate in a “group,” within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, in connection with any of the foregoing; or
◦advise, assist, or encourage any other person in connection with any of the foregoing.
Each of the Subject Trusts has appointed as its proxy and attorney-in-fact an officer of GWG Holdings to be designated by GWG Holdings, with full power of substitution, to vote or execute written consents with respect to all of the shares owned by the Custody Trusts, provided that such proxy may only be exercised with respect to a Subject Trust if such Subject Trust fails to comply with its voting obligations under the Stockholders Agreement.
The Stockholders Agreement shall remain in effect until the Seller Trusts beneficially own less than 20% of GWG Holdings’ common stock.
(3)Represents 2,500,000 shares of common stock held by Beneficient Company Holdings, L.P., a Delaware limited partnership (“BCH”). BCH is controlled by its general partner, Ben LP. Ben LP is controlled by its general partner, Beneficient Management. All 2,500,000 shares held by BCH have been pledged as collateral to secure our obligations under our debt securities pursuant to the Amended and Restated Pledge and Security Agreement dated October 23, 2017. While BCH has sole dispositive power with respect to the shares it holds, unless such shares are transferred to an unaffiliated third party, such shares are not entitled to vote nor to be counted for quorum purposes.
(4)Consists solely of 16,076,252 shares of common stock held by the Seller Trusts. Murray T. Holland, acting in a capacity other than as CEO of GWG, is one of the trust advisors to the Seller Trusts and James E Turvey, an individual unrelated to Mr. Holland and an employee of Ben LP, acting in a capacity other than as an employee of Ben LP, is the other trust advisor. Mr. Holland and Mr. Turvey have shared decision-making authority with respect to each of the Seller Trusts, including shared voting power and shared dispositive power over the shares of common stock held by each of the Seller Trusts. Mr. Holland has an indirect pecuniary interest in the shares of common stock held by the Seller Trusts resulting from his ownership interest in 30% of the outstanding membership interests of MHT, the sole beneficiary of each of the Seller Trusts. Consequently, to the extent that MHT, as beneficiary, receives proceeds from the sale of common stock and, GWG Holdings’ Seller Trust L Bonds due 2023, as contemplated by the Master Exchange Agreement, in excess of MHT’s contractual obligations, Mr. Holland would have a right to his pro rata share of any distribution of such proceeds if and when made by MHT to its members. There can be no assurance (i) that MHT will receive any proceeds in excess of its contractual obligations, (ii) as to the amount of any such excess, or (iii) that any distribution of such excess will be distributed to members of MHT, including Mr. Holland. Mr. Holland disclaims beneficial ownership of the shares of common stock held by the Seller Trusts except to the extent of the pecuniary interest therein described above.
Securities Authorized for Issuance under Equity Compensation Plans
We maintain GWG Holdings’ 2013 Stock Incentive Plan. The purpose of the 2013 Stock Incentive Plan is to provide a means by which our employees, directors, officers and consultants may be granted an opportunity to purchase GWG Holdings common stock, to assist in retaining the services of such persons, to secure and retain the services of persons capable of filling such positions and to provide incentives for such persons to exert maximum efforts for our success. At December 31, 2020, 6,000,000 shares of GWG Holdings’ common stock have been approved for issuance under the 2013 Stock Incentive Plan, of which 3,492,096 shares remained available for issuance pursuant to future grants.
The 2013 Stock Incentive Plan was approved by GWG Holdings’ stockholders. The following table sets forth certain information as of December 31, 2020 with respect to securities authorized for issuance under compensation arrangements.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)
Equity compensation plan approved by stockholders:
Stock Options	695,117	$9.03
Stock Appreciation Rights	535,657	$8.75
Restricted Stock Units	129,717	N/A
2013 Stock Incentive Plan Total	1,360,491	$8.91

Additional information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Conflict-of-Interest and Related-Party Transaction Policy
We have a Conflict-of-Interest and Related-Party Transaction Policy, pursuant to which GWG Holdings’ Board of Directors (or an authorized committee thereof) is responsible for reviewing policies and procedures with respect to related party transactions required to be disclosed pursuant to Item 404 of the SEC’s Regulation S-K (including transactions between the Company and its officers and directors, or affiliates of such officers or directors), and approving the terms and conditions of such related party transactions. Our Conflict-of-Interest and Related-Party Transaction Policy sets forth the processes and procedure to be taken in such review and approval, which includes obtaining approval by a majority of the disinterested members of the Board (or an authorized committee thereof) and otherwise in accordance with state law governing conflicts of interest, or if the transaction involves compensation payable to an executive, the Compensation Committee. The related party transactions in which we engaged during 2020 and 2019, which are described below, were approved in accordance with Conflict-of-Interest and Related-Party Transaction Policy.
Transactions with Related Persons
Purchase and Contribution Transaction
On April 15, 2019, Jon R. Sabes, the former Chief Executive Officer and a former director of GWG Holdings, and Steven F. Sabes, the former Executive Vice President and a former director of GWG Holdings, entered into the Purchase and Contribution Agreement (“the Purchase and Contribution Agreement”) with, among others, Ben LP. GWG Holdings was not a party to the Purchase and Contribution Agreement. However, the closing of the transactions contemplated by the Purchase and Contribution Agreement (the “Purchase and Contribution Transaction”) were subject to certain conditions that were dependent upon the Company taking, or refraining from taking, certain actions. The closing of the Purchase and Contribution Transaction occurred on April 26, 2019.
Among other actions taken in connection with the closing of the Purchase and Contribution Transaction, on April 26, 2019, Beneficient Capital Company, L.L.C., a Delaware limited liability company (“BCC”), and AltiVerse Capital Markets, L.L.C., a Delaware limited liability company (“AltiVerse”), executed and delivered a Consent and Joinder (the “Consent and Joinder”) to the Amended and Restated Pledge and Security Agreement dated October 23, 2017 by and among GWG Holdings, GWG Life, LLC, Messrs. Jon and Steven Sabes and the Bank of Utah (the “Security Agreement”). Pursuant to the Consent and Joinder, Messrs. Jon and Steven Sabes assigned their rights and delegated their obligations under the Security Agreement to BCC and AltiVerse, and BCC and AltiVerse became substitute grantors under the Security Agreement such that the shares of GWG Holdings’ common stock acquired by BCC and AltiVerse pursuant to the Purchase Agreement (as defined below) will continue to be pledged as collateral security for the Company’s obligations owing in respect of the debt securities issued under the Amended and Restated Indenture, dated as of October 23, 2017, as amended and supplemented.
In connection with the Exchange Transaction, GWG Holdings and the Seller Trusts entered into a stockholders agreement that provided (among other standstill provisions) that until the Seller Trusts own, in the aggregate, voting securities representing less than 10% of the total voting power of all voting securities of GWG Holdings, all voting securities of GWG Holdings voted by the Seller Trusts will be voted solely in proportion with the votes cast by all other holders of voting securities of GWG Holdings on the matter. On April 26, 2019, and in connection with the closing of the Purchase and

Contribution Transaction, the stockholders agreement was amended and terminated, and the Seller Trusts are now entitled to full voting rights with respect to the shares of common stock they own.
Promissory Note with Certain ExAlt Trusts
On May 31, 2019, GWG Holdings’ wholly-owned subsidiary GWG Life entered into a Promissory Note (the “Promissory Note”), made by Jeffrey S. Hinkle and Dr. John A. Stahl, not in their individual capacity but solely as trustees of The LT-1 LiquidTrust, The LT-2 LiquidTrust, The LT-5 LiquidTrust, The LT-7 LiquidTrust, The LT-8 LiquidTrust and The LT-9 LiquidTrust (collectively, the “Borrowers”). Pursuant to the terms of the Promissory Note, GWG Life funded a term loan to the Borrowers in an aggregate principal amount of $65.0 million (the “Loan”). The Loan was funded in two installments as described below.
The Borrowers are common law trusts established as part of alternative asset financings extended by a subsidiary of Ben LP, of which GWG Holdings owns approximately 96.2% of the issued and outstanding common units. Although each Borrower is allocated a portion of the Loan equal to approximately 16.7% of the aggregate outstanding principal of the Loan, the Loan constituted the joint and several obligations of the Borrowers.
The Loan was made pursuant to GWG Holdings’ strategy to further diversify into alternative assets (beyond life insurance) and ancillary businesses and was intended to better position Beneficient’s balance sheet, working capital and liquidity profile to satisfy anticipated Texas Department of Banking regulatory requirements.
An initial advance in the principal amount of $50.0 million was funded on June 3, 2019 and the second advance, in the principal amount of $15.0 million, was funded on November 22, 2019. The Loan bore interest at 7.0% per annum, with interest payable at maturity, and matured on June 30, 2023. On September 30, 2020, the Promissory Note was repaid by the Borrowers utilizing Preferred Series C Unit Accounts of BCH, a Delaware limited partnership of which Ben LP owns all of the outstanding Class A units and serves as its general partner.
The Loan was unsecured and was subject to certain covenants (including a restriction on the incurrence of any indebtedness senior to the Loan other than existing senior loan obligations to each of HCLP Nominees, L.L.C. (“HCLP”) and Beneficient Holdings, Inc. (“BHI”, and together with HCLP, the “Senior Lenders”), as lenders) and events of default. At the time Beneficient was consolidated, all existing senior loan obligations were held by HCLP.
A then constituted special committee of the Board of Directors of GWG Holdings composed solely of independent and disinterested directors of GWG Holdings, together with the assistance of its independent legal advisors, reviewed, negotiated and approved the terms of the Loan as well as the terms of the repayment.
HCLP Nominees, LLC
During the years ended December 31, 2019 and 2020, GWG Holdings invested $79.0 million and $130.2 million, respectively, of cash into equity investments in Beneficient. During this same period, Beneficient made payments to HCLP, its Senior Lender, totaling $144.6 million in principal and interest on the First and Second Lien Credit Agreements. The First Credit Agreement was issued in 2017, while the Second Lien Credit Agreement was issued in 2018. HCLP is an indirect subsidiary of Highland Consolidated, L.L.C. (“Highland”).
A long-standing lending and investment relationship of 25 years exists between Highland (and its affiliates or related parties), on the one hand, and certain trusts and entities held by such trusts that are controlled by Ben Founder (“Ben Founder Affiliates”), on the other. From time to time, Highland or its affiliates have advanced funds under various lending and investing arrangements to the Ben Founder Affiliates, and such Ben Founder Affiliates have made repayments to Highland or its affiliates, as applicable, both in cash and in kind.
Such loans to and investments with or in the Ben Founder Affiliates have been and may be made by Highland, or its affiliates, as applicable, using proceeds from loan repayments made by Beneficient to HCLP in its capacity as Senior Lender to Beneficient, with such loan repayments made potentially using cash from GWG Holdings’ and GWG Life’s investments in Beneficient. Such loans and investments have ranged between no outstanding balance and $104.0 million.
As of June 30, 2021, Highland and the applicable Ben Founder Affiliates mutually agreed to satisfy all obligations under all outstanding loans among Highland and the Ben Founder Affiliates via full payment and satisfaction of the existing loan balances (the “Loan Balances”) by in-kind real property transfers (the “In-Kind Property Payment”) from certain of the Ben Founder Affiliates to Highland. The terms of the In-Kind Property Payment grants Highland the right to transfer the real property that was transferred pursuant to the In-Kind Property Payment back to certain of the Ben Founder Affiliates, in exchange for a Preferred Series A Subclass 1 capital account balance in BCH in an amount equal to the Loan Balances, with such exchange to be satisfied from existing Preferred Series A Subclass 1 Unit Accounts that are held by such Ben Founder Affiliates. As of June 30, 2021, neither Highland nor any of its affiliates has any outstanding loans or investments with or in any Ben Founder Affiliates.
Intercreditor Agreements
In connection with the Promissory Note, GWG Holdings also entered into two intercreditor and subordination agreements: (1) an Intercreditor Agreement between GWG Life and HCLP and (2) an Intercreditor Agreement between GWG Life and BHI (the “Intercreditor Agreements”). Under the Intercreditor Agreements, GWG Life agreed to subordinate the Loan to the secured obligations of Beneficient and its affiliates outstanding to the Senior Lenders (the “Senior Loan Obligations”), agreed to not take any liens to secure the Loan (and to subordinate such liens, if any, to the liens of the Senior Lenders), and agreed not to take enforcement actions under the Promissory Note until such Senior Loan Obligations were paid in full. The Intercreditor Agreements established various other inter-lender and subordination terms, including, without limitation, with respect to permitted actions by each party, permitted payments, waivers, voting arrangements in bankruptcy, application of certain proceeds and limitations on amendments of the respective loan obligations of the parties. The Senior Lenders agreed not to extend the maturity of their respective loan obligations beyond June 30, 2023 or increase the outstanding principal of the loans made by the Senior Lenders without the written consent of GWG Life. GWG Life agreed not to transfer the Promissory Note except with the written consent of the Senior Lenders (such consent not to be unreasonably withheld) or to the Company or direct or indirect wholly owned subsidiaries thereof. The special committee, together with the assistance of its independent legal advisors, reviewed, negotiated and approved the terms of the Intercreditor Agreements.
Purchase of Additional Common Units of Ben LP
On June 12, 2019, GWG Holdings acquired 1,000,000 Ben LP common units from unaffiliated holders of alternative assets that had sold the alternative assets to MHT for contribution to various Exchange Trusts established by MHT as part of the Ben LP liquidity products. The holders acquired the Ben LP common units from MHT in satisfaction for a portion of the purchase price owed by MHT for the alternative assets that MHT contributed to the Exchange Trusts. Murray T. Holland, GWG Holdings’ Chairman and Chief Executive Officer, was a Managing Director of MHT and continues to own a 30% interest in MHT. Mr. Holland also serves as a trust advisor to the Exchange Trusts that hold the alternative assets. The purchase price for the Ben LP common units acquired by GWG Holdings was $10,000,000.
Preferred Series A Unit Account and Common Unit Investment Agreement; Exchange Agreement
On December 31, 2019, GWG Holdings, Ben LP, BCH and Beneficient Management, the general partner of Ben LP, entered into a Preferred Series A Unit Account and Common Unit Investment Agreement (the “Investment Agreement”).
Pursuant to the Investment Agreement, GWG Holdings transferred $79 million to Ben LP in return for 666,667 common units of Ben LP and a Preferred Series A Subclass 1 Unit Account of BCH.
In connection with the Investment Agreement, GWG Holdings obtained the right to appoint a majority of the board of directors of Beneficient Management, the general partner of Ben LP. As a result, GWG Holdings obtained control of Ben LP and began reporting the results of Ben LP and its subsidiaries on a consolidated basis beginning on the transaction date of December 31, 2019. GWG Holdings’ right to appoint a majority of the board of directors of Beneficient Management will terminate in the event (i) GWG Holdings’ ownership of the fully diluted equity of Ben LP (excluding equity issued upon the conversion or exchange of Preferred Series A Unit Accounts of BCH held as of December 31, 2019 by parties other than the Company) is less than 25%, (ii) the Continuing Directors of GWG Holdings cease to constitute a majority of the board of directors of GWG Holdings, or (iii) certain bankruptcy events occur with respect to GWG Holdings. The term “Continuing Directors” means, as of any date of determination, any member of the board of directors of the Company who: (1) was a member of the board of directors of GWG Holdings on December 31, 2019; or (2) was nominated for election or elected to the board of directors of GWG Holdings with the approval of a majority of the Continuing Directors who were members of the board of directors of GWG Holdings at the time of such nomination or election.
Beneficient Management has an executive committee, a nominating committee and a community reinvestment committee. The board of directors of Beneficient Management has the right to appoint two members of these committees, and an entity related to Brad K. Heppner, GWG Holdings’ former Chairman, who served in such capacity from April 26, 2019 to June 14, 2021, has the right to appoint the other two members of these committees. The entity related to Mr. Heppner also has the right to appoint the Chairman of the Board and of each of the committees. The Beneficient Management executive committee has the right to approve certain transactions on behalf of Beneficient Management and Ben LP and its subsidiaries, including: (i) the incurrence of debt; (ii) the issuance of equity interests of Ben LP or any subsidiary equal to 5% or more of the fully diluted equity of such entity or that have preferred terms to the common equity of Ben LP, except in connection with any trust instrument or product offered by Ben LP or its affiliates; (iii) the adoption of a shareholder or unitholder rights plan by Ben LP or any subsidiary thereof; (iv) the amendment, supplement, waiver, or modification of Ben LP’s limited partnership agreement, the BCH limited partnership agreement or the organizational documents of any subsidiary of the foregoing other than any common law or statutory trusts created to facilitate the financing, acquisition, contribution, assignment or holding of alternative assets; (v) the exchange or disposition of a majority or more of the assets, taken as a whole, of Ben LP or any subsidiary thereof in a single transaction or a series of related transactions; (vi) the exchange or disposition of a majority or more of the assets, taken as a whole, of Beneficient Management or any subsidiary thereof in a single transaction or a series of related transactions; (vii) the execution by Ben LP, Beneficient Management or any subsidiary thereof of any contracts or of any amendment, supplement, waiver or modification of any existing contract, which would materially change the nature of the business of Beneficient Management and its affiliates; (viii) materially or commercially substantive changes to or creation of an employee incentive or benefit plan of Beneficient Management, Ben LP or any subsidiary thereof; (ix) the merger, sale or other combination of Ben LP, Beneficient Management or any subsidiary thereof with or into any other person or entity; (x) the transfer, mortgage, pledge, hypothecation or grant of a security interest in all or substantially all of the assets of Ben LP or any subsidiary thereof; (xi) the transfer, mortgage, pledge, hypothecation or grant of a security interest in all or substantially all of the assets of Beneficient Management or any subsidiary thereof; (xii) the removal without cause of a chief executive officer or any other executive officer of Beneficient Management, Ben LP or any operating subsidiary thereof; (xiii) the termination of employment of any other officer of Beneficient Management, Ben LP or any operating subsidiary thereof or the termination of the association of a partner, member, manager or director of any subsidiary of Ben LP, in each case, without cause; (xiv) the liquidation or dissolution of Beneficient Management, Ben LP or any operating subsidiary thereof; (xv) the withdrawal or removal of Beneficient Management as the general partner of Ben LP or the direct or indirect transfer of beneficial ownership of all or any part of a general partner interest in Ben LP; (xvi) any determination by Beneficient Management, acting as general partner of Ben LP, related to the removal or replacement of the general partner under Ben LP’s limited partnership agreement; (xvii) the entry into any material or commercially substantive agreement with a related party; (xviii) the creation of any new and materially or commercially substantively different trust instrument or product, or any materially or commercially substantive change, amendment, supplement, waiver or modification to the terms or provision of any existing trust product, offered by Ben LP or any of its affiliates to the extent regulated by the Texas Finance Commission or other state, federal or non-U.S. regulator with direct or indirect jurisdiction over Ben LP or such affiliate or such product, other than any change or modification to any exhibit or schedule to any trust instrument or product; or (xix) the bankruptcy of Ben LP.
Following the transaction, and as agreed in the Investment Agreement, GWG Holdings was issued an initial capital account balance for the Preferred Series A Subclass 1 Unit Account of $319 million. The other holders of the Preferred Series A Subclass 1 Unit Accounts are entities related to certain Ben Initial Investors and an entity related to one of GWG Holdings’ former directors and Beneficient’s current directors (the “Related Account Holders”), and the aggregate capital accounts of all holders of the Preferred Series A Subclass 1 Unit Accounts after giving effect to the investment by GWG Holdings was $1.6 billion. GWG Holdings’ Preferred Series A Subclass 1 Unit Account is the same class of preferred security as held by the Related Account Holders. If the Related Account Holders exchange their Preferred Series A Subclass 1 Unit Accounts for securities of GWG Holdings, GWG Holdings’ Preferred Series A Subclass 1 Unit Account would be converted into Common Units (so neither GWG Holdings nor the Related Account Holders would hold Preferred Series A Subclass 1 Unit Accounts).
In addition, on December 31, 2019, GWG Holdings, Ben LP and certain holders of common units of Ben LP (the “Common Units”) entered into an Exchange Agreement (the “Exchange Agreement”) pursuant to which certain holders of Common Units from time to time have the right, on a quarterly basis, to exchange their Common Units for common stock of GWG Holdings. The exchange ratio in the Exchange Agreement is based on the ratio of the capital account associated with the Common Units to be exchanged to the market price of GWG Holdings’ common stock based on the volume weighted average price of GWG Holdings’ common stock for the five consecutive trading days prior to the quarterly exchange date. The Exchange Agreement is intended to facilitate the marketing of Ben LP’s products to holders of alternative assets.
Preferred Series C Unit Purchase Agreement
On July 15, 2020, GWG Holdings entered into a Preferred Series C Unit Purchase Agreement (“UPA”) with Ben LP and BCH. The UPA was reviewed and approved by the then constituted Special Committee of the Board of Directors of GWG Holdings.

Pursuant to the UPA, and provided that GWG Holdings determines that it has excess liquidity, GWG Holdings has agreed to make capital contributions from time to time to BCH in exchange for Preferred Series C Unit accounts of BCH during a purchasing period commencing on the date of the UPA and continuing until the earlier of (i) the occurrence of a Change of Control Event (as defined below) and (ii) the mutual agreement of the parties (the “Purchasing Period”). A “Change of Control Event” shall mean (A) the occurrence of an event that results in GWG Holdings’ ownership of the fully diluted equity of Beneficient is less than 25%, the Continuing Directors (as defined below) of GWG Holdings cease to constitute a majority of the board of directors of GWG Holdings, or certain bankruptcy events occur with respect to GWG Holdings, and (B) the listing of Common Units on a national securities exchange (a “Public Listing”). The term “Continuing Directors” means, as of any date of determination, any member of the board of directors of GWG Holdings who: (1) was a member of the board of directors of GWG Holdings on December 31, 2019; or (2) was nominated for election or elected to the board of directors of GWG Holdings with the approval of a majority of the Continuing Directors who were members of the board of directors of GWG Holdings at the time of such nomination or election.
If, on or prior to the end of the Purchasing Period, a Public Listing occurs, the BCH Purchased Units shall be automatically exchanged for Common Units, or another unit of Beneficient, as the parties may mutually agree (the “Beneficient Units”), at the lower of (i) the volume-weighted average of the Beneficient Units for the 20 trading days following the Public Listing, and (ii) $12.75.
In addition, at any time following the date of the UPA, all or some of the Preferred Series C Unit Accounts purchased under the UPA may be exchanged for Beneficient Units at the option of GWG Holdings (exercised by a special committee of the Board of Directors or, if such committee is not in place, the appropriate governing body of GWG Holdings); provided that, if GWG Holdings exchanges less than all of the Preferred Series C Unit Accounts purchased under the UPA, then, immediately after giving effect to such exchange, GWG Holdings shall be required to continue to hold Preferred Series C Unit Accounts with a capital account that is at least $10.0 million. The exchange price for such Beneficient Units shall be determined by third-party valuation agents selected by GWG Holdings and Beneficient.
Director Independence
GWG Holdings’ Board of Directors periodically reviews relationships that directors have with our Company to determine whether our directors are “independent directors” as such term is defined in Rule 5605(a)(2) of the Nasdaq Marketplace Rules. GWG Holdings’ Board of Directors has determined that the following directors are independent directors: Peter T. Cangany, Jr., David F. Chavenson and David H. de Weese.
Because various trusts (the “Seller Trusts”), collectively, own approximately 48.6% of GWG Holdings’ outstanding voting securities and certain ExAlt Trusts holding approximately 29.7% of GWG Holdings’ outstanding common stock (according to their latest Schedule 13D/A filing) have agreed to vote their shares in proportion to the votes cast by all other holders of GWG Holdings’ voting securities, the Seller Trusts are entitled to cast a majority of the votes on all matters requiring stockholder votes, including, if a stockholder vote is required: the election of directors; mergers, consolidations, acquisitions and other strategic transactions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; amendments to GWG Holdings’ Certificate of Incorporation or bylaws; and our winding up and dissolution. As such, we are a “controlled company” as that term is set forth in Rule 5615(c) of the Nasdaq Marketplace Rules. Under the Nasdaq rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain Nasdaq corporate governance requirements, including the requirements that:
•a majority of its board of directors consist of independent directors;
•nominations for director be selected, or recommended for selection, solely by independent directors; and
•its Compensation Committee be composed entirely of independent directors.
We are currently relying on the controlled company exemption for the above requirements related to director nominations.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Fees Billed to Company by Its Independent Registered Public Accounting Firm
The following table presents fees for professional audit services and 401(k) audit services, tax services and other services rendered by Grant Thornton in 2020 and Whitley Penn in 2019:

	2020	2019
Audit Fees(1)	$1,704,000	$1,559,082
Audit-Related Fees(2)	—	50,908
Tax Fees(3)	—	126,710
All Other Fees(4)	124,200	6,430
Total Fees	$1,828,200	$1,743,130
________________________
(1)Audit Fees consist of fees for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.
(2)Audit-Related Fees consist principally of assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements but not reported under the caption Audit Fees above.
(3)Tax Fees consist of fees for tax compliance, tax advice, and tax planning.
(4)All Other Fees typically consist of fees for permitted non-audit products and services provided. All Other Fees included expenses related to employee compensation consulting services performed by Grant Thornton during 2020.
(5)Due to the change in auditors noted above, fees for 2020 include only those fees paid to Grant Thornton, the accountant who rendered the audit opinion for the 2020 financial statements. Whitley Penn, the predecessor auditor, performed reviews of the Company’s Forms 10-Q for the first and second quarters of 2020, as well as certain other services related to SEC filings during 2020. Whitley Penn was paid fees totaling $315,884 for these services in 2020 that are not included in the table above.
The Audit Committee of GWG Holdings’ Board of Directors reviewed the services provided by Grant Thornton during the 2020 fiscal year and Whitley Penn during the 2019 fiscal year and the fees billed for such services. After consideration, the Audit Committee determined that the receipt of these fees by Whitley Penn and Grant Thornton, respectively, was compatible with the provision of independent audit services. The Audit Committee discussed these services and fees with the relevant auditor and our management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the Securities and Exchange Commission (“SEC”) to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.
Pre-Approval Policy
The written charter of the Audit Committee provides that all audit and non-audit accounting services permitted to be performed by our independent registered public accounting firm under applicable rules and regulations must be pre-approved by the Audit Committee or by designated members of the Audit Committee, other than with respect to de minimis exceptions permitted under the Sarbanes-Oxley Act of 2002. All services performed by our independent registered public accounting firms during the years ended December 31, 2020 and 2019 were pre-approved in accordance with the written charter.
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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
Documents filed as part of this Form 10-K:
(1) Financial statements as of and for the year ended December 31, 2019 reflect restatements as discussed in Notes 21 and 22.
Financial Statement Schedule:

Not applicable.

Exhibit Index

Exhibit	Description
3.1	Certificate of Incorporation(1)
3.2	Bylaws as amended(2)
3.3	Certificate of Amendment to Certificate of Incorporation(3)
3.4	Certificate of Amendment to Certificate of Incorporation(7)
3.5	Certificate of Designation for Redeemable Preferred Stock(8)
3.6	Certificate of Amendment to Certificate of Designation for Redeemable Preferred Stock(8)
3.7	Certificate of Designation for Series 2 Redeemable Preferred Stock(10)
3.8	Certificate Of Designations Of Series B Convertible Preferred Stock(18)
3.9	Certificate of Correction for Redeemable Preferred Stock(30)
3.10	Certificate of Correction for Series 2 Redeemable Preferred Stock(30)
4.1	Amended and Restated Indenture with Bank of Utah, dated October 23, 2017(5)
4.2	Amended and Restated Pledge and Security Agreement by and among GWG Holdings, Inc., GWG Life, LLC, Jon R. Sabes, Steven F. Sabes, and Bank of Utah, dated October 23, 2017(5)
4.3	Form of Subscription Agreement for Redeemable Preferred Stock(11)
4.4	Form of Subscription Agreement for Series 2 Redeemable Preferred Stock(14)
4.6	Amendment No. 1 to Amended and Restated Indenture with Bank of Utah, dated March 27, 2018(23)
4.7	Supplemental Indenture dated as of August 10, 2018 to the Amended And Restated Indenture dated as of October 23, 2017, as amended(18)
4.8	Amendment No. 2 to Amended and Restated Indenture with Bank of Utah, dated December 31, 2019 (26)
4.9	Supplemental Indenture dated as of December 31, 2020 to the Amended and Restated Indenture dated as of October 23, 2017, as amended(31)
4.10	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith)
10.1	Third Amended and Restated Loan and Security Agreement with GWG DLP Funding IV, LLC (as borrower), CLMG Corp. (as agent) and LNV Corporation (as lender), dated June 28, 2021(34)
10.2	Fourth Amended and Restated Loan and Security Agreement with GWG DLP Funding IV, LLC (as borrower), CLMG Corp. (as agent) and LNV Corporation (as lender), dated September 7, 2021 (filed herewith)†
10.3*	2013 Stock Incentive Plan, as amended(16)
10.4*	Form of Stock Option Agreement used with 2013 Stock Incentive Plan(13)
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

10.9	Commercial Loan Agreement with The Beneficient Company Group, L.P., a Delaware limited partnership, dated August 10, 2018(18)
10.10	Amendment No. 1 dated December 27, 2018 to Commercial Loan Agreement with The Beneficient Company Group, L.P., a Delaware limited partnership(19)
10.12	Registration Rights Agreement with certain trusts related to The Beneficient Company Group, L.P., a Delaware limited partnership, and as set forth in the Agreement, dated August 10, 2018(18)
10.13	Registration Rights Agreement with The Beneficient Company Group, L.P., a Delaware limited partnership, dated August 10, 2018(18)
10.14	Registration Rights Agreement with each of the Exchange Trusts, dated December 27, 2018(19)

Exhibit	Description
10.15	Participating Option Agreement with The Beneficient Company Group, L.P., a Delaware limited partnership, dated December 27, 2018(19)
10.16	Consent and Joinder to Amended and Restated Pledge and Security Agreement dated April 26, 2019(21)
10.17*	Form of Indemnification Agreement with Directors and Officers(21)
10.18*	Employment Agreement dated as of May 31, 2019 by and between GWG Holdings, Inc. and Murray T. Holland(24)
10.19*	Performance Share Unit Agreement dated as of May 31, 2019 by and between GWG Holdings, Inc. and Murray T. Holland(24)
10.20	Promissory Note dated May 31, 2019 made by and on behalf of certain Borrowers(25)†
10.21	Intercreditor Agreement dated May 31, 2019 between GWG Life and HCLP Nominees, L.L.C.(25)
10.22	Intercreditor Agreement dated May 31, 2019 between GWG Life and Beneficient Holdings, Inc.(25)
10.23	Forbearance Letter Agreement dated July 3, 2019 between GWG DLP Funding IV, LLC and CLMG Corp. (as agent)(27)
10.24*	Form of Non-employee Director Restricted Stock Agreement(27)
10.25	Second Amended and Restated Credit Agreement among Beneficient Capital Company, L.LC., HCLP Nominees L.L.C., and other persons party thereto(32)†
10.26	Second Amended and Restated Second Lien Credit Agreement among Beneficient Capital Company, L.LC., HCLP Nominees L.L.C., and other persons party thereto(32)†
10.27	Amendment No. 1 to the Second Amended and Restated Credit Agreement among Beneficient Capital Company II, L.L,C., Beneficient Company Holdings, L.P. and HCLP Nominees, L.L.C. dated March 10, 2021(33)
10.28
Amendment No. 1 to the Second Amended and Restated Second Lien Credit Agreement among Beneficient Capital Company II, L.L,C., Beneficient Company Holdings, L.P. and HCLP Nominees, L.L.C. dated March 10, 2021 (33)

10.29	Amendment No. 2 to the Second Amended and Restated Credit Agreement among Beneficient Capital Company II, L.L,C., Beneficient Company Holdings, L.P. and HCLP Nominees, L.L.C. dated June 28, 2021(34)
10.30
Amendment No. 2 to the Second Amended and Restated Second Lien Credit Agreement among Beneficient Capital Company II, L.L,C., Beneficient Company Holdings, L.P. and HCLP Nominees, L.L.C. dated June 28, 2021 (34)

10.31
Credit Agreement, dated as of August 11, 2021, among GWG DLP Funding VI, LLC, as borrower, each lender from time to time party hereto and National Founders LP, as the administrative agent (filed herewith)†

10.32	Security Agreement, dated as of August 11, 2021, by GWG DLP Funding Holdings VI, LLC, as the pledgor, and National Founders LP, as administrative agent on behalf of the secured parties (filed herewith)
10.33	Security Agreement, dated as of August 11, 2021, by GWG DLP Funding VI, LLC, as the pledgor, and National Founders LP, as administrative agent on behalf of the secured parties (filed herewith)
10.34	Guarantee, dated as of August 11, 2021, by GWG Holdings, Inc., as guarantor, in favor of National Founders LP, as administrative agent for the benefit of the secured parties (filed herewith)
21	List of Subsidiaries (filed herewith)
22	List of Guarantor Subsidiaries (filed herewith)
23.1	Consent of Grant Thornton LLP (filed herewith)
23.2	Consent of Whitley Penn LLP (filed herewith)
24.1	Power of Attorney (incorporated by reference to the signature page of this 2020 Form 10-K)
31.1	Section 302 Certification of the Chief Executive Officer (filed herewith)
31.2	Section 302 Certification of the Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99.1	Letter from ClearLife Limited, dated January 25, 2021 (filed herewith)
99.2	Portfolio of Life Insurance Policies as of December 31, 2020 (filed herewith)
99.3
Purchase and Contribution Agreement dated as of April 15, 2018 by and among The Beneficient Company Group, L.P., Beneficient Company Holdings, L.P., AltiVerse Capital Markets, L.L.C., Sabes AV Holdings, LLC, Jon R. Sabes, Steven F. Sabes, Insurance Strategies Fund, LLC and SFS Holdings, LLC(20)

99.5	Fifth Amended and Restated Limited Partnership Agreement of Beneficient Company Holdings, L.P.(29) †.

Exhibit	Description
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
__________________________________
*    Management contract or compensatory plan or arrangement.
(1)Incorporated by reference to Form S-1 Registration Statement filed on June 14, 2011 (File No. 333-174887).
(2)Incorporated by reference to Current Report on Form 8-K filed on March 31, 2021.
(3)Incorporated by reference to Form S-1/A Registration Statement filed on August 23, 2011 (File No. 333-174887).
(4)Intentionally omitted.
(5)Incorporated by reference to Current Report on Form 8-K filed on October 26, 2017.
(6)Intentionally omitted.
(7)Incorporated by reference to Quarterly Report on Form 10-Q filed on August 8, 2014.
(8)Incorporated by reference to Annual Report on Form 10-K filed on March 22, 2016.
(9)Intentionally omitted
(10)Incorporated by reference to Current Report on Form 8-K filed on February 22, 2017.
(11)Incorporated by reference to Form S-1/A Registration Statement filed on October 23, 2015 (File No. 333-206626).
(12)Intentionally omitted.
(13)Incorporated by reference to Form S-1/A Registration Statement filed on June 6, 2014 (File No. 333-195505).
(14)Incorporated by reference to Form S-1/A Registration Statement filed on February 7, 2017 (File No. 333-214896).
(15)Incorporated by reference to Quarterly Report on Form 10-Q filed on May 11, 2018.
(16)Incorporated by reference to Current Report on Form 8-K filed on May 9, 2018.
(17)Incorporated by reference to Quarterly Report on Form 10-Q filed on August 14, 2018.
(18)Incorporated by reference to Current Report on Form 8-K filed on August 14, 2018.
(19)Incorporated by reference to Current Report on Form 8-K filed on January 4, 2019.
(20)Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Schedule 13D jointly filed on April 16, 2019 by Jon R. Sabes and Steven F. Sabes, among others.
(21)Incorporated by reference to Current Report on Form 8-K filed on April 30, 2019.
(22)Intentionally omitted.
(23)Incorporated by reference to Annual Report on Form 10-K filed on March 29, 2018.
(24)Incorporated by reference to Current Report on Form 8-K filed on June 6, 2019.
(25)Incorporated by reference to Current Report on Form 8-K filed on June 6, 2019.
(26)Incorporated by reference to Current Report on Form 8-K filed on January 7, 2020.
(27)Incorporated by reference to Annual Report on Form 10-K filed on July 9, 2019.
(28)Intentionally omitted.
(29)Incorporated by reference to Quarterly Report on Form 10-Q filed on August 14, 2020.
(30)Incorporated by reference to Quarterly Report on Form 10-Q filed November 14, 2019.
(31)Incorporated by reference to Current Report on Form 8-K filed January 7, 2021.
(32)Incorporated by reference to Form 10-Q filed on November 19, 2020.
(33)Incorporated by reference to Current Report on Form 8-K filed on March 16, 2021.
(34)Incorporated by reference to Current Report on Form 8-K filed on July 2, 2021.
†    Certain confidential information has been excluded from this exhibit.

ITEM 16. FORM 10-K SUMMARY.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GWG HOLDINGS, INC.

Date: November 5, 2021	By:	/s/ Murray T. Holland
President and Chief Executive Officer
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Murray T. Holland and Timothy L. Evans, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her, and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below, as of November 5, 2021, by the following persons on behalf of the registrant and in the capacities indicated below.

Signature	Title

/s/ Murray T. Holland	Chairman, President and Chief Executive Officer
Murray T. Holland	(Principal Executive Officer)

/s/ Timothy L. Evans	Director and Chief Financial Officer
Timothy L. Evans	(Principal Financial and Accounting Officer)

/s/ Peter T. Cangany, Jr.	Director
Peter T. Cangany, Jr.

/s/ David F. Chavenson	Director
David F. Chavenson

/s/ David H. de Weese	Director
David H. de Weese