Form 10-Q
period 2021-03-31
GWG Holdings, Inc.
filed 2021-11-10
CIK 1522690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 15, 2021, GWG Holdings, Inc. had 33,098,631 shares of common stock outstanding.

GWG HOLDINGS, INC.
Index to Form 10-Q
for the Quarter Ended March 31, 2021
i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2021 (Unaudited)	December 31, 2020
ASSETS
Cash and cash equivalents	$85,077	$85,249
Restricted cash	29,075	38,911
Investment in life insurance policies, at fair value	791,499	791,911
Life insurance policy benefits receivable, net	18,238	14,334
Investment in alternative assets, at fair value	219,429	221,894
Equity method investments	6,318	8,582
Other assets	28,386	36,326
Goodwill	2,367,750	2,367,750
TOTAL ASSETS	$3,545,772	$3,564,957
LIABILITIES & STOCKHOLDERS’ EQUITY
LIABILITIES
Senior credit facility with LNV Corporation	$165,455	$193,730
L Bonds	1,345,091	1,246,902
Seller Trust L Bonds	272,104	272,104
Debt due to related parties	76,955	76,260
Interest and dividends payable	23,548	24,080
Accounts payable and accrued expenses	19,190	26,505
Deferred tax liability, net	51,272	51,469
TOTAL LIABILITIES	1,953,615	1,891,050

Redeemable noncontrolling interests	1,230,755	1,233,093

STOCKHOLDERS’ EQUITY
Redeemable preferred stock
(par value $0.001; shares authorized 100,000; shares outstanding 53,943 and 56,855; liquidation preference of $54,258 and $57,187 as of March 31, 2021 and December 31, 2020, respectively)	43,330	46,241
Series 2 redeemable preferred stock
(par value $0.001; shares authorized 150,000; shares outstanding 117,438 and 129,887; liquidation preference of $118,124 and $130,645 as of March 31, 2021 and December 31, 2020, respectively)	98,142	110,592
Common stock
(par value $0.001; shares authorized 210,000,000; shares issued and outstanding, 33,094,664 as of both March 31, 2021 and December 31, 2020, respectively)	33	33
Common stock in treasury, at cost (12,337,264 shares as of both March 31, 2021 and December 31, 2020)	(67,406)	(67,406)
Additional paid-in capital	270,901	274,023
Accumulated deficit	(302,351)	(251,111)
TOTAL GWG HOLDINGS STOCKHOLDERS’ (DEFICIT) EQUITY	42,649	112,372
Noncontrolling interests	318,753	328,442
TOTAL STOCKHOLDERS’ EQUITY	361,402	440,814
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$3,545,772	$3,564,957
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
REVENUE
Gain on life insurance policies, net	$6,912	$14,445
Investment income, net	2,090	7,556
Interest income	317	715
Other (loss) income	(1,560)	96
TOTAL REVENUE	7,759	22,812
EXPENSES
Interest expense	41,382	35,871
Employee compensation and benefits	15,024	77,704
Legal and professional fees	8,128	6,163
Other expenses	7,003	3,612
TOTAL EXPENSES	71,537	123,350
LOSS BEFORE INCOME TAXES	(63,778)	(100,538)
INCOME TAX BENEFIT	(286)	(16,145)
NET LOSS BEFORE LOSS FROM EQUITY METHOD INVESTMENT	(63,492)	(84,393)
Loss from equity method investment	(3,514)	(1,530)
NET LOSS	(67,006)	(85,923)
Net loss attributable to noncontrolling interests	15,766	42,552
Less: Preferred stock dividends	3,192	3,952
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(54,432)	$(47,323)
NET LOSS PER COMMON SHARE
Basic	$(2.62)	$(1.55)
Diluted	$(2.62)	$(1.55)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	20,757,400	30,534,977
Diluted	20,757,400	30,534,977
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(67,006)	$(85,923)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Change in fair value of life insurance policies	(8,162)	(12,177)
Investment income	(2,090)	(7,556)
Amortization of deferred financing and issuance costs	6,142	3,738
Amortization and depreciation on long-lived assets	542	172
Return on investments in alternative assets	551	374
Non-cash interest income	(67)	(79)
Non-cash interest expense	531	676
Loss from equity method investment	3,514	1,530
Loss on change in fair value of put options	2,180	—
Deferred income tax	(470)	(19,355)
Write-off of other equity investment	2,037	—
Equity-based compensation	5,352	69,448
Change in operating assets and liabilities
Life insurance policy benefits receivable	(3,904)	7,701
Other assets	4,358	356
Accounts payable and other accrued expenses	(9,306)	(1,088)
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(65,798)	(42,183)
CASH FLOWS FROM INVESTING ACTIVITIES
Return of investment for matured life insurance policies	8,574	6,035
Purchases of fixed assets	(720)	(481)
Equity method investments	(1,250)	(5,417)
Investments in alternative assets	(4,457)	(78)
Return of investments in alternative assets	9,481	4,173
NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	11,628	4,232
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on senior debt	—	14,074
Repayments of senior debt	(28,605)	—
Payments for deferred financing costs for debt due to related parties	(100)	—
Proceeds from issuance of L Bonds	134,941	109,053
Payments for issuance costs of L Bonds	(7,690)	(7,877)
Payments for redemption of L Bonds	(34,418)	(22,655)
Issuance of common stock	—	18
Payments for redemption of preferred stock	(15,361)	(15,233)
Payment for equity issuance costs	(185)	—
Preferred stock dividends	(3,192)	(3,952)
Payment of employee taxes on equity based awards	(1,228)	—
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	44,162	73,428
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(10,008)	35,477
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
BEGINNING OF PERIOD	124,160	115,790
END OF PERIOD	$114,152	$151,267

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$34,998	$32,532
Premiums paid, including prepaid	14,923	16,825
NON-CASH INVESTING AND FINANCING ACTIVITIES
L Bonds: Conversion of accrued interest and commissions payable to principal	$357	$660
Liquidity Bonds, net of financing costs (see Note 9)	246	—
Debt due to related parties: Capitalization of deferred financing costs to principal	1,014	—
Noncash issuance of noncontrolling interest (Note 10)	374	—
Distribution payable to noncontrolling interest (Note 10)	621	136
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

For the three months ended March 31, 2021:

	Redeemable Preferred Stock Shares	Redeemable Preferred Stock	Common Shares	Common Stock (par)	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total GWG Holdings Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable noncontrolling interests
Balance, December 31, 2020 (audited)	186,742	$156,833	20,757,400	$33	$274,023	$(251,111)	$(67,406)	$112,372	$328,442	$440,814	$1,233,093
Net loss	—	—	—	—	—	(51,240)	—	(51,240)	(13,428)	(64,668)	(2,338)
Redemption of redeemable preferred stock	(15,361)	(15,361)	—	—	—	—	—	(15,361)	—	(15,361)	—
Preferred stock dividends	—	—	—	—	(3,192)	—	—	(3,192)	—	(3,192)	—
Tax withholding on employee equity awards	—	—	—	—	—	—	—	—	(1,228)	(1,228)	—
Equity-based compensation	—	—	—	—	70	—	—	70	5,214	5,284	—
Distributions payable to noncontrolling interest	—	—	—	—	—	—	—	—	(621)	(621)	—
Noncash issuance of noncontrolling interest	—	—	—	—	—	—	—	—	374	374	—
Balance, March 31, 2021 (unaudited)	171,381	$141,472	20,757,400	$33	$270,901	$(302,351)	$(67,406)	$42,649	$318,753	$361,402	$1,230,755

For the three months ended March 31, 2020:

	Redeemable Preferred Stock Shares	Redeemable Preferred Stock	Common Shares	Common Stock (par)	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total GWG Holdings Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable noncontrolling interests
Balance, December 31, 2019 (audited)	231,800	$201,891	30,533,793	$33	$233,106	$(97,196)	$(24,550)	$313,284	$293,910	$607,194	$1,269,654
Net loss	—	—	—	—	—	(43,371)	—	(43,371)	(14,539)	(57,910)	(28,013)
Issuance of common stock	—	—	1,456	—	18	—	—	18	—	18	—
Redemption of redeemable preferred stock	(15,233)	(15,233)	—	—	—	—	—	(15,233)	—	(15,233)	—
Preferred stock dividends	—	—	—	—	(3,952)	—	—	(3,952)	—	(3,952)	—
Equity-based compensation	—	—	—	—	35	—	—	35	68,934	68,969	—
Distributions payable to noncontrolling interest	—	—	—	—	—	—	—	—	(136)	(136)	—
Balance, March 31, 2020 (unaudited)	216,567	$186,658	30,535,249	$33	$229,207	$(140,567)	$(24,550)	$250,781	$348,169	$598,950	$1,241,641

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

In addition, GWG Holdings has exposure to indirect interests in loans collateralized by cash flows from alternative assets. Such loans are made and held by certain of the operating subsidiaries of The Beneficient Company Group, L.P. (“Ben LP,” including all of the subsidiaries it may have from time to time — “Beneficient”). These loans are made to certain of the ExAlt Trusts (as defined below), which are consolidated subsidiaries of Ben LP and thus, such loans are eliminated in consolidation for financial reporting purposes. The ExAlt Trusts are comprised of the Custody Trusts, Collective Trusts, LiquidTrusts and Funding Trusts (collectively, the “ExAlt Trusts”). Ben LP’s general partner is Beneficient Management, L.L.C. (“Beneficient Management”). Prior to December 31, 2019, GWG Holdings’ investment in Beneficient was accounted for as an equity method investment. On December 31, 2019, as more fully described below, Beneficient became a consolidated subsidiary of GWG Holdings. As also further described in Note 17, on August 13, 2021, GWG Holdings and Ben LP, and Beneficient Company Holdings, L.P. (“BCH”) entered into a non-binding term sheet (the “Term Sheet”) that outlines a series of transactions that, if completed, will result in, among other things, (i) GWG Holdings receiving certain proposed enhancements to its investments in Beneficient; (ii) GWG Holdings no longer having the right to appoint directors of the Board of Directors of Beneficient Management; and (iii) Beneficient no longer being a consolidated subsidiary of GWG Holdings. The Term Sheet is part of ongoing efforts by management and the Board of Directors of GWG Holdings to maximize the value of GWG Holdings’ and GWG Life’s investment in Beneficient.
Ben LP is the general partner of BCH and owns 100% of the Class A Subclass A-1 and A-2 Units of BCH. BCH is the holding company that directly or indirectly receives all active and passive income of Beneficient and allocates that income among the partnership interests issued by BCH. As of March 31, 2021, BCH has issued general partnership Class A Units (Subclass A-1 and A-2), Class S Ordinary Units, Class S Preferred Units, FLP Units (Subclass 1 and Subclass 2), Preferred Series A Subclass 1 Unit Accounts, and Preferred Series C Unit Accounts. On July 15, 2020, BCH amended its limited partnership agreement by executing that certain 5th Amended and Restated Limited Partnership Agreement (“LPA”) of BCH to allow for the issuance of Preferred Series A Subclass 0 Unit Accounts (“Preferred A.0”), which are expected to be issued once certain conditions are met (as discussed in more detail below). Effective March 31, 2021, BCH amended its limited partnership agreement by executing that certain 6th Amended and Restated LPA of BCH to allow for the issuance of Preferred Series C Subclass 0 Unit Accounts (“Preferred C.0”), which are wholly owned by GWG Holdings.
GWG Holdings also has a financial interest in FOXO Technologies Inc. (“FOXO”, formerly FOXO BioScience LLC), which through its wholly-owned subsidiaries FOXO Labs Inc. (“FOXO Labs”, formerly, Life Epigenetics Inc.) and FOXO Life LLC (“FOXO Life”, formerly, youSurance General Agency, LLC), seeks to commercialize epigenetic technology for the longevity industry and offer life insurance directly to customers utilizing epigenetic technology. Although we have a financial interest in FOXO, we do not have a controlling financial interest because another party is the majority shareholder of the voting class of securities. Therefore, we account for GWG Holdings’ ownership interest in FOXO as an equity method investment.
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
Nature of Business
GWG Holdings, through its wholly-owned subsidiary GWG Life, purchased life insurance policies in the secondary market and has built a large, actuarially diverse portfolio of life insurance policies backed by highly rated life insurance companies. These policies were purchased between April 2006 and November 2019 and were funded primarily through sales of L Bonds, as discussed in Note 9. Beginning in 2018, GWG Holdings consummated a series of transactions with Beneficient as part of a

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

strategic decision to reorient its business and increase capital allocated toward providing liquidity products to a broader range of alternative assets through investments in Beneficient. GWG Holdings completed the transactions with Beneficient to provide the Company with a significant increase in assets and common stockholders’ equity as well as the opportunity for a diversified source of future earnings from our exposure to the alternative asset industry. We believe that GWG Holdings’ and GWG Life’s investments in Beneficient and the other strategies we are pursuing, including continuing to pursue opportunities in the life insurance industry, will transform GWG Holdings from a niche provider of liquidity to owners of life insurance policies to a diversified provider of financial products and services with exposure to a broad range of alternative assets.
We believe that Beneficient’s operations will generally produce higher risk adjusted returns than those we can achieve from life insurance policies acquired in the secondary market; however, returns on equity in life settlements, especially with the current availability of financings on favorable terms, appear to be an attractive option to diversify our exposure to alternative assets, and we have begun exploring the feasibility of acquiring such policies. Furthermore, although we believe that our portfolio of life insurance policies is a meaningful component of a growing diversified alternative asset portfolio, we continue to explore strategic alternatives for our life insurance portfolio aimed at maximizing its value, including a possible sale, refinancing, recapitalization, partnership, reinsurance guarantees, life insurance operations or other transactions involving our life insurance portfolio, as well as pursuing other alternatives to increase our exposure to alternative assets. These operations are in addition to allocating capital to provide liquidity to holders of a broader range of alternative assets, which we currently provide through GWG Holdings’ and GWG Life’s investments in Beneficient.
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
Beneficient’s primary operations, which commenced on September 1, 2017, consist of offering its liquidity and trust administration services to its customers, primarily through certain of Ben LP’s operating subsidiaries, Ben Liquidity, L.L.C and its subsidiaries (collectively, “Ben Liquidity”) and Ben Custody Admin, L.L.C. and its subsidiaries (collectively, “Ben Custody Admin”), respectively. Ben Liquidity offers simple, rapid and cost-effective liquidity products to its customers through the use of customized trust vehicles, (such trusts, the ExAlt Trusts), that facilitate the exchange of a customer’s alternative assets for consideration using a unique financing structure (such structure and process, the “ExAlt PlanTM”). The ExAlt trademark was developed by Beneficient as a brand of liquidity and trust administration services designed for alternative asset investors, specifically MHNW and STMIs to “Ex”it “Alt”ernatives. A subsidiary of Ben Liquidity makes loans (each, an “ExAlt Loan”) to certain of the ExAlt Trusts, which employ the loan proceeds to acquire agreed upon consideration, upon which certain of the ExAlt Trusts deliver to customers in exchange for their alternative assets. Ben Liquidity generates interest and fee income earned in connection with the ExAlt Loans, which are collateralized by a portion of the cash flows from the exchanged alternative assets (the “Collateral”). Ben Custody Admin currently provides trust administration services to the trustees of certain of the ExAlt Trusts that own the exchanged alternative asset following liquidity transactions for fees payable quarterly. The Collateral supports the repayment of the ExAlt Loans plus any related interest and fees and trust administration service fees. Under the applicable trust and other agreements, certain charities are the ultimate beneficiaries of the ExAlt Trusts (the “Non-Controlling Interest Holders”). As ultimate beneficiaries of prior transactions, for every $0.95 paid to the lender (e.g.,

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

subsidiaries of Ben LP) on the ExAlt Loans, $0.05 is also paid to certain of the Non-Controlling Interest Holders. For periods following 2020, future Non-Controlling Interest Holders are structured to be paid $0.025 for every $0.975 paid to the fiduciary financial lender (e.g., subsidiaries of Ben LP) of the ExAlt Loans. Since Ben LP consolidates the ExAlt Trusts, Ben LP’s operating subsidiary’s ExAlt Loans and related interest and fee income are eliminated in the presentation of our condensed consolidated financial statements but are recognized for purposes of the allocation of income (loss) to Beneficient’s equity holders.
Prior to January 1, 2021, Ben LP operated primarily through certain of its subsidiaries, that included (i) Beneficient Capital Company, L.L.C. (“BCC”), which offered liquidity products; (ii) Beneficient Administration and Clearing Company, L.L.C. (“BACC”), which provided services for private fund and trust administration; and (iii) other entities, including the ExAlt Trusts.
On December 31, 2020, a series of restructuring transactions occurred to better position certain of Ben LP’s subsidiaries for ongoing operations and future products and services, to capitalize PEN Indemnity Insurance Company, Ltd. (“Pen”) and to meet certain requirements of the Texas Department of Banking. These transactions had no impact on the consolidated financial statements. In connection with these transactions, BCC transferred all of its assets, which included, among other assets, its ExAlt Loans receivable, and liabilities, which included, among other liabilities, loans payable with respect to secured loans with HCLP Nominees, L.L.C., held as of December 31, 2020, to BCH. In order to capitalize Pen and enable it to offer insurance products and services to cover risks attendant to owning and managing alternative assets following approval from the Bermuda Monetary Authority (the “BMA”), BCH contributed to Pen certain of such ExAlt Loans receivable with an aggregate carrying value equal to $129.2 million. Likewise, BACC transferred all of its assets, which included its rights to perform fund trust administration services under certain trust and other agreements, and liabilities to BCH, which will perform such services until a Texas trust company charter is issued or the Kansas TEFFI trust company becomes operational.
Subsequent to December 31, 2020, Ben LP operates primarily through its business line operating subsidiaries, which provide, or will provide, Beneficient’s existing and planned products and services. These subsidiaries include (i) Ben Liquidity, which offers liquidity products; (ii) Ben Custody Admin, which provides services for fund and trust administration; (iii) Ben Insurance L.L.C., including its subsidiaries (collectively, “Ben Insurance”), which intends to offer insurance products and services covering risks attendant to owning, managing, and transferring alternative assets; (iv) Ben Markets, L.L.C., including its subsidiaries (collectively, “Ben Markets”), which intends to provide broker-dealer services in connection with offering Beneficient’s liquidity products and services; and (vi) other entities, including the ExAlt Trusts, which operate for the benefit of the Non-Controlling Interest Holders. Beneficient’s financial products and services are presently offered through Ben Liquidity and Ben Custody Admin, and Beneficient plans to expand its capabilities under Ben Custody Admin and provide products and services through Ben Insurance and Ben Markets in the future.
Beneficient’s existing and planned products and services are designed to provide liquidity and trust solutions, support the tax and estate planning objectives of its MHNW customers, facilitate asset diversification or provide administrative management and reporting solutions tailored to the goals of investors of alternative investments.
Beneficient’s Regulatory Developments
In April 2021, the Kansas Legislature adopted, and the governor of Kansas signed into law, a bill that would allow for the chartering and creation of Kansas trust companies, known as TEFFIs, that provide fiduciary financing (e.g., lending to ExAlt Trusts), custodian and trustee services in all capacities pursuant to statutory fiduciary powers, to investors and other participants in the alternative assets market, as well as the establishment of alternative asset trusts. The legislation became effective on July 1, 2021, and designates an operating subsidiary of Ben LP, Beneficient Fiduciary Financial (“BFF”), as the pilot trust company under the TEFFI legislation. A conditional trust charter was issued by the Kansas Bank Commissioner to Beneficient on July 1, 2021 as discussed further in Note 17. Under the pilot program, Beneficient will not be authorized to exercise its fiduciary powers as a TEFFI until the earlier of the date the Kansas Bank Commissioner promulgates applicable rules and regulations or December 31, 2021. The bill also permits the Kansas Bank Commissioner to request a six-month extension of the pilot program period, which could delay Beneficient’s permission to exercise its fiduciary powers under the charter until July 1, 2022. In order to devote their time to serving as directors of the Beneficient TEFFI trust company, the directors of GWG Holdings who serve on the new TEFFI trust company Board of Directors resigned their membership, effective June 14, 2021, on GWG Holdings’ Board of Directors, which the Company believes is the highest and best use of their available time and skills and will support the development of the Beneficient TEFFI trust company and the successful execution of Beneficient’s business plan.
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
The Seller Trust L Bonds are senior secured obligations of GWG Holdings, ranking junior only to all senior debt of GWG Holdings, pari passu in right of payment and in respect of collateral with all “L Bonds” of GWG Holdings, and senior in right of payment to all subordinated indebtedness of GWG Holdings. See Note 9 for additional discussion of the outstanding debt of GWG Holdings. Payments under the Seller Trust L Bonds are guaranteed by GWG Life (see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations).
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
Effective August 11, 2020, as a result of the Exchange Agreement entered into by the parties on December 31, 2019 (discussed below), and the mutual agreement of the parties, the Option Agreement was exercised under the provisions of the Option Agreement. As such, GWG Holdings received $57.5 million of Common Units at a price per unit equal to $12.50 per unit. The exercise of the Option Agreement had no impact on the Company’s condensed consolidated financial statements as it is eliminated in consolidation.
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

Other than the required rebalancing of equity driven from the change in GWG Holding’s ownership percentage, any impacts of the Promissory Note conversion are eliminated upon consolidation.

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
In connection with the Investment Agreement, GWG Holdings obtained the right to appoint a majority of the board of directors of Beneficient Management, the general partner of Ben LP. As a result, GWG Holdings obtained control of Ben LP and began reporting the results of Ben LP and its subsidiaries on a consolidated basis beginning on the transaction date of December 31, 2019. For more details on the accounting for the consolidation, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on November 5, 2021 (“2020 Form 10-K”). GWG Holdings’ right to appoint a majority of the board of directors of Beneficient Management will terminate in the event (i) GWG Holdings’ ownership of the fully diluted equity of Ben LP (excluding equity issued upon the conversion or exchange of Preferred Series A Unit Accounts of BCH held as of December 31, 2019 by parties other than GWG Holdings) is less than 25%, (ii) the Continuing Directors of GWG Holdings cease to constitute a majority of the board of directors of GWG Holdings, or (iii) certain bankruptcy events occur with respect to GWG Holdings. The term “Continuing Directors” means, as of any date of determination, any member of the board of directors of GWG Holdings who: (1) was a member of the board of directors of GWG Holdings on December 31, 2019; or (2) was nominated for election or elected to the board of directors of GWG Holdings with the approval of a majority of the Continuing Directors who were members of the board of directors of GWG Holdings at the time of such nomination or election.
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
Contribution and Exchange Agreement
On September 30, 2020, certain of the ExAlt Trusts (collectively, the “Participating ExAlt Trusts”) at the sole direction of John A. Stahl, independent trustee of each such trust, with the intention of protecting the value of certain assets of the Participating ExAlt Trusts underlying part of the Collateral portfolio, the Participating ExAlt Trusts entered into that certain Contribution and

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Exchange Agreement with certain of the Seller Trusts, (collectively, the “Participating Exchange Trusts”), each of which entered into such agreement at the direction of its applicable trust advisor and by and through its applicable corporate trustee (the “Contribution and Exchange Agreement). Under the Contribution and Exchange Agreement, the Participating Exchange Trusts agreed to exchange 9,837,264 shares of GWG Holdings’ common stock valued at $84.6 million, 543,874 shares of Common Units valued at $6.8 million, and GWG Holdings’ L Bonds due 2023 in the aggregate principal amount of $94.8 million to the Participating ExAlt Trusts for $94.3 million in net asset value of the alternative asset investments held by the Participating ExAlt Trusts. This transaction (the “Collateral Swap”) resulted in GWG Holdings, after the effects of eliminations upon consolidation, recognizing an additional $42.9 million of treasury stock, $3.4 million of additional noncontrolling interest, and $46.8 million of a capital contribution from a related party.
The Exchange Transaction, the Purchase and Contribution Transaction, the Promissory Note, the Investment and Exchange Agreements, the UPA, and the Collateral Swap, are referred to collectively as the “Beneficient Transactions.”
Going Concern
To meet the Company’s future capital needs, the Company may need to raise additional debt or equity financing. While the Company has historically been able to raise additional capital through issuance of debt and/or equity, the Company cannot guarantee that it will be able to secure additional financing or will otherwise be able to meet is ongoing obligations. These factors, in combination with the potential NASDAQ delisting and our current inability to sell L Bonds as discussed below under the heading “Liquidity and Capital Resources”, our significant recurring losses from operations, negative cash flows from operations, delays in executing our business plans, and any potential negative outcome from the ongoing SEC investigation discussed in Note 15 to these condensed consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern within one year after these financial statements are issued.
The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Liquidity and Capital Resources
As of March 31, 2021, we had cash, cash equivalents and restricted cash of $114.2 million. We generated net losses attributable to common shareholders of $54.4 million and $47.3 million for the three months ended March 31, 2021 and 2020, respectively. As of October 15, 2021, we had cash, cash equivalents, and restricted cash of approximately $54.3 million. Besides funding operating expenditures, we are obligated to pay other items such as interest payments and debt maturities, and preferred stock dividends and redemptions.
We have historically financed our businesses primarily through a combination of L Bond sales, preferred stock sales, the LNV Credit Facility, and the NF Credit Facility. We have also financed our business through proceeds from life insurance policy benefit receipts, cash distributions from the ExAlt Trusts’ alternative asset portfolio, dividends and interest on investments, and Beneficient’s debt due to related parties. We have traditionally used proceeds from these sources for policy acquisition, policy premiums and servicing costs, working capital and financing expenditures including paying principal, interest and dividends. We have also used proceeds to allocate capital to Beneficient; however, if Ben LP becomes an independent company per the Term Sheet discussed above and in Note 17, the Company expects that Ben LP would reduce its reliance on GWG Holdings to fund its operations and would raise future capital from other sources. Ben LP’s capital raising efforts and participation in liquidity transactions may include the issuance of equity or debt of Ben LP or one of its subsidiaries, and the newly issued securities may be dilutive to GWG Holdings’ and GWG Life’s investments in Ben LP and BCH and may include preferential terms relative to GWG Holdings’ and GWG Life’s investments in Ben LP and BCH, as applicable.

We currently fund our business primarily with debt that generally has a shorter duration than the duration of our long-term assets. The resulting asset/liability mismatch can result in a liquidity shortfall if we are unable to renew maturing short term debt or secure suitable additional financing. In such a situation, we could be forced to sell assets at less than optimal (distressed) prices. Substantially all of our life insurance policies are pledged as collateral under the LNV Credit Facility and the NF Credit Facility and we would not be able to dispose of them without compliance with the terms of those credit facilities. We heavily rely on GWG Holdings’ L Bond offering to fund our business operations, including, among other things, interest and principal payments on the existing L Bonds and capital allocations to Beneficient. We temporarily suspended the offering of GWG

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Holdings’ L Bonds, commencing April 16, 2021, as a result of our delay in filing certain periodic reports with the SEC, including this Quarterly Report on Form 10-Q, and were required to seek alternative sources of capital.

As a result of the suspension of GWG Holdings’ L Bond offering, on June 28, 2021, we pledged additional life insurance policies as collateral and received an additional advance of $51.2 million under the Third Amended Facility. Subsequently, on August 11 2021, we entered into the NF Credit Agreement and received a one-time advance of $107.6 million. Approximately $56.7 million of such advanced amount was used to pay off the remaining amount due, including interest and penalties, under the Third Amended Facility and the additional pledged life insurance policies used as collateral for the Third Amended Facility were released and pledged under the NF Credit Facility. Further, on September 7, 2021, DLP IV entered into the Fourth Amended Facility, that replaced the aforementioned Third Amended Facility. The Fourth Amended Facility resulted in an additional advance of $30.3 million from LNV Corporation, with no additional pledged collateral. All of the aforementioned transactions that occurred subsequent to March 31, 2021, are described in more detail in Note 17.

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

Beneficient is obligated to make debt payments totaling $75.6 million on certain outstanding borrowings through May 30, 2022 under the terms of the Amendment No. 1 to the Second Amended and Restated Credit Agreements as discussed in more detail in Note 9. Primarily due to both the forthcoming debt payments under the Credit Agreement and Second Lien Credit Agreement and the anticipated deconsolidation of Beneficient from GWG Holdings, as discussed above and in Note 17, which is expected to result in reduced reliance by Beneficient on GWG Holdings to fund its operations, Beneficient will require additional liquidity to continue its operations over the next twelve months. We expect Beneficient to satisfy these obligations and fund its operations through anticipated operating cash flows, proceeds from distributions on the alternative assets portfolio, additional investments into Beneficient by GWG Holdings and/or other parties and, potentially refinancing with other third-party lenders some or all of the existing borrowings due prior to their maturity. Beneficient is currently in the process of raising additional equity, which is anticipated to close during the fourth quarter of 2021 and/or the first quarter of 2022.

Beneficient may not be able to refinance or obtain additional financing on terms favorable to the Company, or at all. To the extent that Beneficient raises additional capital through the future sale of equity or debt, the ownership interest of its existing equity holders may be diluted. The terms of these future equity or debt securities may include liquidation or other preferences that adversely affect the rights of its existing equity unitholders or involve negative covenants that restrict Beneficient’s ability to take specific actions, such as incurring additional debt or making additional investments in growing its operations. If Beneficient defaults on these borrowings, then it will be required to either i) sell assets to repay these loans or ii) to raise additional capital through the sale of equity and the ownership interest of our equity holders may be diluted. Moreover, if Beneficient were to sell assets to avoid a default of these borrowings, then the price at which Beneficient sold such assets may

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

not reflect the carrying value of those assets as reflected in our condensed consolidated financial statements, especially in the event of a bulk or distressed sale.

On November 11, 2019, GWG Holdings contributed the common stock and membership interests of its then wholly-owned FOXO Labs and FOXO Life subsidiaries to FOXO in exchange for a membership interest in the entity. On November 13, 2020, FOXO BioScience LLC converted to a corporation and is now known as FOXO Technologies Inc. With the corporate conversion, GWG Holdings’ previous membership interest in the LLC converted to preferred equity. As of March 31, 2021, GWG Holdings was committed to contribute an additional $2.5 million to FOXO, all of which was contributed by October 2021.
(2) Summary of Significant Accounting Policies
Restatement — The Company restated its previously issued (i) consolidated balance sheet as of December 31, 2019, included in its Annual Report on Form 10-K for the year ended December 31, 2019 and (ii) the consolidated statement of operations, (iii) the consolidated statement of changes in stockholders’ equity, and (iv) the consolidated statement of cash flows for the year ended December 31, 2019, included in its Annual Report on Form 10-K for the year ended December 31, 2019, (the “Restatement”) as part of its 2020 Form 10-K. The Restatement also impacted each of the quarters for the periods beginning with GWG Holdings, Inc.’s consolidation with The Beneficient Company Group, L.P. (“Ben LP,” including all of the subsidiaries it may have from time to time — “Beneficient”) as of December 31, 2019 through the quarter ended September 30, 2020.

The historical interim periods included in this Form 10-Q have been restated to reflect the Restatement.

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. Securities and Exchange Commission (“SEC”) requirements for interim reporting, which allows certain footnotes and other financial information normally required by Generally Accepted Accounting Principles in the United States of America (“GAAP”) to be condensed or omitted. In our opinion, the condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for the fair presentation of the Company’s financial position and results of operations. These statements should be read in conjunction with the consolidated financial statements and notes included in our 2020 Form 10-K. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
Significant accounting policies are detailed in Note 2 to the consolidated financial statements included in the Company’s 2020 Form 10-K. There are no new or revised significant accounting policies as of March 31, 2021.
Use of Estimates — The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make significant estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of revenue during the reporting period. Management regularly evaluates estimates and assumptions, which are based on current facts, historical experience, management’s judgment, and various other factors that we believe to be reasonable under the circumstances. Our actual results may differ materially and adversely from our estimates. Material estimates that are particularly susceptible to change, in the near term, relate to: (1) determining the assumptions used in estimating the fair value of our investments in life insurance policies, (2) determining the grant date fair value for equity-based compensation awards, (3) determining the allocation of income (loss) to Beneficient’s equity holders, and (4) evaluation of potential impairment of goodwill and other intangibles.
As it relates to the goodwill intangible asset, in light of Beneficient’s significant recurring losses from operations, negative cash flows from operations, and delays in executing its business plans, management plans to engage a third-party valuation firm to assist in performing a quantitative goodwill impairment test in the fourth quarter of 2021. The valuation work related to the goodwill intangible is not complete, and we expect the work to be completed before the filing of our 2021 annual financial statements. While management has implemented strategies to execute its business plans, a failure to execute our business plans or adverse market changes in the future could result in changes in management’s forecasts, which could result in a decline in estimated fair value of the Beneficient reporting unit and would result in an impairment of our goodwill intangible. Key assumptions in our quantitative goodwill impairment test include assumptions regarding Ben LP’s ability to raise substantial amounts of capital as disclosed in the 2020 Form 10-K. Beneficient is actively engaged in capital raising efforts that may include the issuance of equity or debt of Ben LP or one of its subsidiaries and has received non-binding indications of interest from potential investors. The outcome of Ben LP’s capital raising efforts will have a direct impact on management’s forecasts

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

and consequently, have a direct impact on the magnitude of future goodwill intangible impairment losses, if any. The outcome of Ben LP’s capital raising efforts is uncertain, and it is not certain that the potential investors that have submitted non-binding indications of interest ultimately will invest in Ben LP, or the amount of any such investments. As a result, our quantitative goodwill intangible impairment analysis, once complete, could result in material goodwill intangible impairment in the near future.
Reclassification — Certain prior year amounts have been reclassified for consistency with the current year presentation. Specifically, payments for issuances of L Bonds were previously combined with payments for redemptions of L Bonds in the condensed consolidated statements of cash flows. These payments are now presented separately within the cash flows from financing activities section. This change had no effect on the reported net cash flows provided by financing activities. Additionally, amortization of debt premiums were previously presented separately. This is now combined with amortization of deferred financing and issuance costs. This change had no effect on the reported net cash flows used by operating activities.
Newly Adopted Accounting Pronouncements — On January 1, 2021, we adopted Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes (Topic 740). The amendments in ASU 2019-12 eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. The adoption of this standard did not have a material impact on the consolidated financial statements and disclosures.
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
ASU 2020-04, Reference Rate Reform (Topic 848) was issued in March 2020. The amendments in Topic 848 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. Topic 848 can be applied by all entities as of the beginning of the interim period that includes March 12, 2020, or any date thereafter, and entities may elect to apply the amendments prospectively through December 31, 2022. The Company did not utilize the optional expedients and exceptions provided by this standard during the three months ended March 31, 2021. The Company is evaluating the impact of this standard on its consolidated financial statements and disclosures.
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
(3) Restrictions on Cash
Under the terms of the second amended and restated senior credit facility with LNV Corporation (as amended from time to time, “LNV Credit Facility”, discussed further in Note 9), we are required to maintain collection and payment accounts that are used to collect policy benefits from pledged policies, pay annual policy premiums, interest and other charges under the facility, distribute funds to pay down the facility, and distribute excess funds to the borrower (GWG DLP Funding IV, LLC).
The agents for the lender authorize the disbursements from these accounts. At March 31, 2021 and December 31, 2020, there was a balance of $23.8 million and $33.5 million, respectively, in these collection and payment accounts.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Under the terms of the ExAlt PlanTM trust agreements, the trusts are required to maintain capital call reserves and administration reserves. These reserves are used to satisfy capital call obligations and pay fees and expenses for the trusts as required. The fees and expenses are primarily paid to Ben Custody Admin for serving as the administrative agent to the current trustees of the ExAlt Trusts. These reserves represent cash held in banks. At March 31, 2021 and December 31, 2020, there was a combined balance of $5.3 million and $5.4 million, respectively, in these reserves.
(4) Investment in Life Insurance Policies
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

The discount rate we apply is primarily based on information about the discount rates observed in recent portfolio purchase transactions in the life insurance tertiary market. The discount rate also incorporates fixed income market interest rates, the estimated credit exposure to the insurance companies that issued the life insurance policies and management’s estimate of the operational risk yield premium a purchaser would require to receive the future cash flows derived from our portfolio as a whole. In prior periods, the discount rate also incorporated information about the discount rates observed in the life insurance secondary market through the Company’s internal competitive bidding to purchase policies. However, the Company discontinued the use of this input as of December 31, 2020, as it is no longer actively purchasing policies in the life insurance secondary market. The determination of the discount rate used in the valuation of the Company’s life insurance policies requires management judgment and incorporates information that is reasonably available to management as of the date of the valuation. As a result of management’s analysis, a discount rate of 8.25% was applied to our portfolio as of both March 31, 2021 and December 31, 2020.
Portfolio Information
Our portfolio of life insurance policies, owned by GWG Holdings’ subsidiaries as of March 31, 2021, is summarized below:
Life Insurance Portfolio Summary

Total life insurance portfolio face value of policy benefits (in thousands)	$1,879,895
Average face value per insured life (in thousands)	$1,973
Average life expectancy estimate (years)*	6.9
Total number of policies	1,032
Number of unique lives	953
Demographics	74% Male; 26% Female
Number of smokers	40
Largest policy as % of total portfolio face value	0.7%
Average policy as % of total portfolio face value	0.1%
Average annual premium as % of face value	3.9%
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

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A summary of our policies organized according to their estimated life expectancy dates, grouped by year, as of the reporting date, is as follows (dollars in thousands):

	As of March 31, 2021			As of December 31, 2020
Years Ending December 31,	Number of Policies	Estimated Fair Value	Face Value	Number of Policies	Estimated Fair Value	Face Value
Nine months ending December 31, 2021	4	$4,385	$4,588	15	$19,429	$22,298
2022	56	64,906	82,258	62	66,657	88,698
2023	100	111,424	168,410	106	113,926	178,983
2024	116	127,431	219,793	119	130,280	229,815
2025	106	97,319	203,745	111	85,842	187,042
2026	119	98,406	223,932	115	100,280	237,632
Thereafter	531	287,628	977,169	530	275,497	956,247
Totals	1,032	$791,499	$1,879,895	1,058	$791,911	$1,900,715
We recognized life insurance benefits of $26.0 million and $25.5 million during the three months ended March 31, 2021 and 2020, respectively, related to policies with a carrying value of $8.6 million and $6.0 million, respectively, and as a result recorded realized gains of $17.4 million and $19.5 million, respectively. The aforementioned carrying value, which represents the aggregate cost basis in the policies that matured during the period, is considered a return of investment within the investing section of the condensed consolidated statements of cash flows. Changes in fair value of policies and the other components of the net gain on life insurance policies, as detailed below, are included in the operating section of the condensed consolidated statements of cash flows.
A reconciliation of gain (loss) on life insurance policies is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Change in estimated probabilistic cash flows(1)	$13,247	$17,851
Premiums and other annual fees	(18,635)	(17,199)
Face value of matured policies	25,960	25,502
Fair value of matured policies	(13,660)	(11,709)
Gain on life insurance policies, net	$6,912	$14,445
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
Estimated premium payments and servicing fees required to maintain our current portfolio of life insurance policies in force for the next five years, assuming no mortalities, are as follows (in thousands):

Years Ending December 31,	Premiums	Servicing	Total
Nine months ending December 31, 2021	$52,652	$1,098	$53,750
2022	87,374	1,463	88,837
2023	99,346	1,463	100,809
2024	108,838	1,463	110,301
2025	121,088	1,463	122,551
2026	133,556	1,463	135,019
	$602,854	$8,413	$611,267
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
(5) Investments in Alternative Assets
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

The NAV calculation reflects the most current report of NAV and other data received from firm/fund sponsors. If no such report has been received, Beneficient estimates NAV based upon the last NAV calculation reported by the investment manager and adjusts it for capital calls and distributions made in the intervening time frame. In some instances, current available valuation information may indicate that the valuations that are available from third-party sources are not reliable. In these instances, Beneficient may perform model-based analytical valuations that could be used as an input to value these investments. Public equity securities known to be owned within an alternative investment fund, based on the most recent information reported by the general partners, are marked to market using quoted market prices on the reporting date.

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

Portfolio Information

Our portfolio of alternative investments, held by certain of the ExAlt Trust subsidiaries by asset class of each fund as of March 31, 2021 and December 31, 2020, is summarized below:

Alternative Investments Portfolio Summary(1)

	March 31, 2021		December 31, 2020
Asset Class	Value	Unfunded Commitments	Value	Unfunded Commitments
Venture Capital	$109,293	$1,520	$123,021	$1,659
Private Equity	104,324	33,401	92,316	33,387
Private Real Estate	2,003	270	2,118	269
Other(2)	3,809	294	4,439	294
Total	$219,429	$35,485	$221,894	$35,609
(1)Amounts presented in the table exclude the collateral resulting from the Collateral Swap, including GWG Holdings’ common stock valued at $84.6 million, 543,874 shares of Ben Common Units valued at $6.8 million, and GWG L Bonds due 2023 in the aggregate principal amount of $94.8 million, all of which are eliminated in consolidation.
(2)“Other” includes private debt strategies, natural resources strategies, and hedge funds.
As of March 31, 2021, ExAlt Trusts’ portfolio had exposure to 115 professionally managed alternative investment funds, comprised of 321 underlying investments, 97 percent of which are investments in private companies.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(6) Fair Value Measurements
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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Investments valued using NAV as a practical expedient are excluded from this hierarchy. At March 31, 2021 and December 31, 2020, the fair value of these investments using the NAV per share practical expedient was $219.4 million and $221.9 million, respectively. During both the three months ended March 31, 2021 and 2020, $2.1 million was recognized from changes in NAV, which is recorded within investment income (loss) on our consolidated statements of operations.
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

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Financial instruments measured at fair value on a recurring basis
The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, on March 31, 2021 and December 31, 2020 are presented below (in thousands).

	As of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments in put options	$4,837	$—	$—	$4,837
Investments in life insurance policies	—	—	791,499	791,499

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investments in put options	$7,017	$—	$—	$7,017
Investments in life insurance policies	—	—	791,911	791,911

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

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table reconciles the beginning and ending fair value of our Level 3 repurchase options (in thousands). The three months ended March 31, 2021, is not presented as the repurchase options, all of which were unexercised, expired during the third and fourth quarters of 2020, which is recognized in the investment income (loss) line item of the condensed consolidated statement of operations. Additionally, during the three months ended March 31, 2020, $2.1 million of loss was recognized from changes in NAV, which is recorded within investment income (loss) on our consolidated statements of operations.

Three Months Ended March 31, 2020
Beginning balance	$61,664
Total gain in earnings(1)	(9,612)
Purchases	—
Settlements	—
Ending balance	$52,052
_______________________________________
(1)Net change in fair value.

The following table provides quantitative information about the significant unobservable inputs used in the fair value measurement of the Level 3 repurchase options as of March 31, 2020 (dollars in thousands):

Valuation Date	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Targets
March 31, 2020	$52,052	Option Pricing Model	Alternative asset market discount rate	0.085
			Dividend yield	.11 - .54
			Net asset value growth rates	0.085
			Net asset value volatilities	0.24 - 0.45
			Restricted exercise period	1 year
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

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table reconciles the beginning and ending fair value of our Level 3 investments in our portfolio of life insurance policies (in thousands):

	Three Months Ended March 31,
	2021	2020
Beginning balance	$791,911	$796,039
Total gain in earnings(1)	8,162	12,177
Settlements(2)	(8,574)	(6,035)
Ending balance	$791,499	$802,181
_________________________________________
(1)Net change in fair value
(2)Policy maturities at initial cost basis
The net activity in the table above is reported in gain on life insurance policies, net, in the condensed consolidated statements of operations. There have been no transfers between levels in the fair value hierarchy for any assets or liabilities recorded at fair value on a recurring basis or any changes in the valuation techniques used for measuring the fair value as of March 31, 2021 and December 31, 2020.
The following table summarizes the inputs utilized in estimating the fair value of our portfolio of life insurance policies:

	As of March 31, 2021	As of December 31, 2020
Weighted-average age of insured, years*	83.2	83.1
Age of insured range, years	64-101	63-100
Weighted-average life expectancy, months*	83.2	83.0
Life expectancy range, months	0-240	0-240
Average face amount per policy (in thousands)	$1,822	$1,797
Discount rate	8.25%	8.25%
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

	Change in Life Expectancy Estimates
	Minus 8 Months	Minus 4 Months	Plus 4 Months	Plus 8 Months
March 31, 2021	$96,582	$44,985	$(61,342)	$(113,303)
December 31, 2020	$97,837	$45,536	$(61,713)	$(114,099)
	Change in Discount Rate
	Minus 2%	Minus 1%	Plus 1%	Plus 2%
March 31, 2021	$81,019	$38,645	$(35,351)	$(67,782)
December 31, 2020	$82,983	$39,560	$(36,151)	$(69,284)
Financial instruments measured at fair value on a non-recurring basis
There were no assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2021 and December 31, 2020, respectively.

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

	As of March 31, 2021
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Financial assets:
Cash, cash equivalents and restricted cash	1	$114,152	$114,152
Life insurance policy benefits receivable, net	1	18,238	18,238
Financial liabilities:
Senior credit facility with LNV Corporation	2	$165,455	$174,007
L Bonds and Seller Trust L Bonds	1	1,617,195	1,617,195
Debt due to related parties	2	76,955	86,085
Other liabilities	1	42,738	42,738

	As of December 31, 2020
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Financial assets:
Cash, cash equivalents and restricted cash	1	$124,160	$124,160
Life insurance policy benefits receivable, net	1	14,334	14,334
Financial liabilities:
Senior credit facility with LNV Corporation	2	$193,730	$202,611
L Bonds and Seller Trust L Bonds	1	1,519,006	1,519,006
Debt due to related parties	2	76,260	78,081
Other liabilities	1	50,585	50,585
Other liabilities is comprised of the interest and dividends payable and accounts payable and accrued expenses line items on the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020.
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
(7) Equity Method Investments
FOXO Technologies Inc. (formerly, FOXO BioScience LLC)
On November 11, 2019, GWG Holdings contributed the common stock and membership interests of its wholly-owned subsidiaries, FOXO Labs and FOXO Life (“Insurtech Subsidiaries”), to a legal entity then known as FOXO BioScience LLC, in exchange for a membership interest in FOXO. On November 13, 2020, FOXO BioScience LLC converted to a corporation and is now known as FOXO Technologies Inc. With the conversion to a corporation, GWG Holdings’ previous membership interest

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

in the LLC converted to preferred equity in FOXO. Although GWG Holdings has a financial interest in FOXO, GWG Holdings does not have a controlling financial interest because another party is the majority shareholder of the voting class of securities. Therefore, we account for GWG Holdings’ ownership interest in FOXO as an equity method investment.
The following table includes a rollforward of the equity method investment in FOXO (in thousands):

	Three Months Ended March 31,
	2021	2020
Beginning balance	$8,582	$1,761
Contributions	1,250	5,417
Loss on equity method investment	(3,514)	(1,530)
Ending balance	$6,318	$5,648
In accordance with the subscription agreement of FOXO, as of March 31, 2021, GWG Holdings was committed to contribute an additional $2.5 million to the entity through October 2021, all of which has been contributed through such date. GWG Holdings’ investment in FOXO is presented in other assets in our condensed consolidated balance sheets. Our proportionate share of earnings or losses from our investee is recognized in earnings (loss) from equity method investments in our condensed consolidated statements of operations.
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
The Company determined that the ExAlt Trusts used in connection with Beneficient’s operations are VIEs of which Beneficient is the primary beneficiary. The Company concluded that Beneficient is the primary beneficiary of the trusts as it has the power to direct the most significant activities and has an obligation to absorb potential losses of the trusts. Accordingly, the results of the trusts are included in the Company’s condensed consolidated financial statements. The assets of the trusts may only be used to settle obligations of the trusts. Other than potentially funding capital calls above the related reserve (refer to Note 15), there is no recourse to the Company for the trusts’ liabilities.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The cash flows generated by these VIEs are included within the Company’s consolidated statements of cash flows. The consolidated balance sheets include the following amounts from these consolidated VIEs as of the dates presented (in thousands):

	March 31, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$5,188	$5,965
Restricted cash	5,253	5,386
Investments in alternative assets, at NAV	219,428	221,894
Other assets	1,390	1,273
Total Assets of VIE	$231,259	$234,518

Liabilities:
Accounts payable and accrued expense	$1,958	$2,029
Total Liabilities of VIE	$1,958	$2,029

Equity (Deficit):
Noncontrolling interest	$(5,871)	$7,208
Total Equity of VIE	$(5,871)	$7,208
The consolidated statement of operations for the three months ended March 31, 2021 and 2020, includes the following amounts from these consolidated VIEs (in thousands):

	Three Months Ended March 31,
	2021	2020
REVENUE
Investment income, net	$2,090	$7,556
Interest income	—	20
TOTAL REVENUE	2,090	7,576
EXPENSES
Other expenses	211	1
TOTAL EXPENSES	211	1
NET INCOME	1,879	7,575
Net loss attributable to noncontrolling interests	12,832	10,468
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$14,711	$18,043
CT Risk Management L.L.C.
On March 20, 2020, CT Risk Management, L.L.C. (“CT”) was created as a Delaware limited liability company to reduce the impact of a potential market downturn on the interests in alternative assets that support the Collateral for receivables held by Beneficient by distributing any potential profits to certain of the ExAlt Trusts thereby offsetting any reduction in the value of the alternative assets. The LLC agreement was amended and restated on April 16, 2020. There was no activity of CT until July 2020 when Beneficient made a capital contribution of $14.8 million, which was used to purchase the put options reflected in the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020.
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
As of March 31, 2021 and December 31, 2020, the condensed consolidated balance sheets include assets of this consolidated VIE with a carrying value of $4.8 million and $7.0 million, respectively, which is recorded in the other assets line item. Additionally, the Company recorded a $2.2 million loss on investment for the three months ended March 31, 2021, which is reported in the other income (loss) line item of the condensed consolidated statements of operations.

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
The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs (in thousands):

	March 31, 2021		December 31, 2020
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
Total equity method investment	$6,318	$8,818	$8,582	$12,332
(9) Debt
Senior Credit Facility with LNV Corporation
On November 1, 2019, DLP IV entered into a second amended and restated senior credit facility with LNV Corporation (as amended and restated by the Fourth Amended Facility (defined in Note 17) on September 7, 2021, the (“LNV Credit Facility”)), as lender, and CLMG Corp., as the administrative agent on behalf of the lenders under the agreement, which replaced the amended and restated senior credit facility dated September 27, 2017 that previously governed DLP IV’s senior credit facility. The LNV Credit Facility makes available a total of up to $300.0 million in credit to DLP IV with a maturity date of September 27, 2029. Subject to available borrowing base capacity, additional advances are available under the LNV Credit Facility at the LIBOR rate described below. Such advances are available to pay the premiums and servicing costs of pledged life insurance policies as such amounts become due. Interest will accrue on amounts borrowed under the LNV Credit Facility at an annual interest rate, determined as of each date of borrowing or quarterly if there is no borrowing, equal to (a) the greater of 1.50% or 12-month LIBOR, plus (b) 7.50% per annum. The effective rate at March 31, 2021 was 9.00%. Interest payments are made on a quarterly basis.
Under the LNV Credit Facility, DLP IV has granted the administrative agent, for the benefit of the lenders under the agreement, a security interest in all of DLP IV’s assets.
In conjunction with entering into the LNV Credit Facility, DLP IV pledged life insurance policies having an aggregate face value of approximately $298.3 million as additional collateral and received an advance of approximately $37.1 million (inclusive of certain fees and expenses incurred in connection with the negotiation and entry into the LNV Credit Facility). The LNV Credit Facility has certain financial and nonfinancial covenants, and we were in compliance with these covenants at March 31, 2021, and continue to be as of the date of this filing, except as discussed below.
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
As of March 31, 2021, approximately 77.0% of the total face value of our life insurance policies portfolio is pledged to LNV Corporation. The principal amount outstanding under this facility was $174.0 million and $202.6 million at March 31, 2021 and December 31, 2020, respectively. There were unamortized deferred financing costs of $8.6 million and $8.9 million as of March 31, 2021 and December 31, 2020, respectively. Obligations under the LNV Credit Facility are secured by a security interest in DLP IV’s assets, for the benefit of the lenders, through an arrangement under which Wells Fargo Bank, N.A. serves as securities intermediary. The life insurance policies owned by DLP IV do not serve as direct collateral for the obligations of GWG Holdings under the L Bonds and Seller Trust L Bonds. The difference between the amount outstanding and the carrying amount on our condensed consolidated balance sheets is due to netting of unamortized debt issuance costs.

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
We were in compliance with the covenants of the indenture at March 31, 2021, and as of the date of this filing, and no Events of Default (as defined in the Amended and Restated Indenture) existed as of such dates.

GWG Holdings publicly offers and sells L Bonds under a registration statement declared effective by the SEC and have issued Seller Trust L Bonds under the L Bond Supplemental Indenture, as described below. We temporarily suspended the offering of GWG Holdings’ L Bonds, commencing April 16, 2021, as a result of our delay in filing certain periodic reports with the SEC, including this Quarterly Report on Form 10-Q. We anticipate recommencing the offering of GWG Holdings’ L Bonds when we regain compliance with SEC filing requirements.

The bonds have renewal features under which we may elect to permit their renewal, subject to the right of bondholders to elect to receive payment at maturity. Interest is payable monthly or annually depending on the election of the investor.
At both March 31, 2021 and December 31, 2020, the weighted-average interest rate of GWG Holdings’ L Bonds was 7.21%. The principal amount of L Bonds outstanding, including Liquidity Bonds discussed below, was $1.4 billion and $1.3 billion at March 31, 2021 and December 31, 2020, respectively. The difference between the amount of outstanding L Bonds and the carrying amount on our condensed consolidated balance sheets is due to netting of unamortized deferred issuance costs, cash receipts for new issuances, and payments of redemptions in process. There were $24.8 million and $18.0 million of subscriptions in process as of March 31, 2021 and December 31, 2020, respectively. Amortization of deferred issuance costs was $5.0 million and $3.9 million for the three months ended March 31, 2021 and 2020, respectively. Future expected amortization of deferred financing costs as of March 31, 2021 is $52.0 million in total over the next seven years.
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

As a result of the Collateral Swap on September 30, 2020, as discussed in Note 1, $94.8 million of Seller Trust L Bonds are now held by certain trusts within the ExAlt Trusts, and are eliminated in consolidation.

The principal amount of Seller Trust L Bonds outstanding reflected on the condensed consolidated balance sheets was $272.1 million at both March 31, 2021 and December 31, 2020.

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
The Liquidity Bonds were issued as part of the Company’s strategy to expand its exposure to a portfolio of loans collateralized by cash flows from illiquid alternative assets. Holders of alternative assets are able to contribute their alternative assets to trusts that are part of the ExAlt PlanTM established by GWG Holdings’ subsidiary, Ben LP, in exchange for Liquidity Bonds. The Liquidity Bonds are issued by GWG Life, as issuer, and guaranteed by GWG Holdings, bear interest rates determined by the Company and the holders of the alternative assets being contributed and generally have a maturity of four years from issuance. The Liquidity Bonds are issued under the Indenture, and rank pari passu with respect to payment on and collateral securing all of the Company’s other L Bonds issued under the Indenture.
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

The Liquidity Bonds are payable in cash at maturity, provided that the Liquidity Bonds may be paid at maturity (in GWG Life’s sole discretion) in GWG Common Stock (at the Exchange Price) or Subsidiary Common Securities if they are publicly traded on a national securities exchange (at the Subsidiary Common Security Exchange Price), or a combination of cash and GWG Common Stock or Subsidiary Common Securities.
GWG Life may call and redeem the entire outstanding principal balance and accrued but unpaid interest of any or all of the Liquidity Bonds for cash at any time without penalty or premium. Liquidity Bond holders have no rights to require GWG Life to redeem any Liquidity Bond prior to maturity.
As of March 31, 2021 and December 31, 2020, there was $0.8 million and $0.5 million in principal and, as of both dates, $0.2 million of unamortized financing costs of Liquidity Bonds, respectively. The net of these amounts is presented on the condensed consolidated balance sheets in the L Bonds line item.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Debt Due to Related Parties
As of March 31, 2021 and December 31, 2020, Beneficient had borrowings that consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
First Lien Credit Agreement	$2,319	$2,288
Second Lien Credit Agreement	73,242	72,260
Other borrowings	2,652	2,628
Unamortized debt discounts	(1,258)	(916)
Total debt due to related parties	$76,955	$76,260
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
GWG Holdings, GWG Life, and a newly formed entity, DLP V, also entered into the credit agreements with respect to provisions related to the potential future assumption of the loans by DLP V as described below. The amendments extended the maturity date of both loans to April 10, 2021, and increased the interest rate on each loan to 1-month LIBOR plus 8.0%, with a maximum interest rate of 9.5%. The loans were payable in three installments of $25.0 million on each of September 10, 2020, December 10, 2020, and March 10, 2021, with the remaining balance payable on April 10, 2021. On March 10, 2021, and again on June 28, 2021, Beneficient executed subsequent amendments, among other items, to further extend the maturity date to May 30, 2022, as more fully described below and in Note 23. Through March 31, 2021, all principal and interest due under the Second Amendments have been paid.

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
On March 10, 2021, Beneficient executed Amendment No.1 to the Second Amended and Restated Credit Agreement and Amendment No. 1 to the Second Amended and Restated Subordinate Credit Agreement (collectively, the “Ben Credit Agreements”) with its Lender. The amendments extend the maturity date of both loans to May 30, 2022. The loans are payable in three installments of $5.0 million on each of September 10, 2021 (subsequently deferred as discussed below), December 10, 2021, and March 10, 2022, with the remaining balance payable on May 30, 2022. The amendments also provide for an extension fee equal to 1.5% of the amount outstanding under the Credit Agreements, which was added to the outstanding amount under the Credit Agreements as provided for in the amendments.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In connection with the Ben Credit Agreements, (i) the Lender will be permitted to make capital contributions of up to $152.0 million in exchange for a Preferred Series A Subclass 1 Unit Account of BCH for an equal amount of cash for two years after the assumption of the loans; should the Lender elect to make such a capital contribution, GWG Holdings or one of its subsidiaries will be allowed to exchange an amount of Preferred C into Preferred Series A Subclass 1 Unit Accounts or contribute cash for Preferred Series A Subclass 1 Unit Accounts, in certain circumstances, in order to maintain its relative ownership percentage of the Preferred Series A Subclass 1 Unit Accounts; (ii) Beneficient Holdings, Inc. (“BHI”), which owns a majority of the Class S Ordinary Units, Preferred Series A Subclass 1 Unit Accounts, and FLP Subclass 1 Unit Accounts issued by BCH, will grant certain tax-related concessions related to the transaction to the Lender as may be mutually agreed upon between the parties, and (iii) in exchange for the tax-related concessions to be agreed between the parties, (a) 5% of BHI’s Preferred Series A Sub Class 1 Unit Account, which will be held by the Lender, may convert, upon delivery of notice by BHI or its designee, to a Preferred A.0 Unit Account of BCH, and (b) recipients of a grant of Preferred Series A Subclass 1 Unit Accounts from BHI will have the right to put an amount of Preferred Series A Subclass 1 Unit Accounts to Ben LP equal to any associated tax liability stemming from any such grant; provided that the aggregated associated tax liability shall not relate to more than $30 million of grants of Preferred Series A Subclass 1 Unit Accounts from BHI; and provided, further, that such a put cannot be exercised prior to July 1, 2021. There has been no liability recorded for the put right as of March 31, 2021, as the transfer of Preferred Series A Subclass Unit Accounts has not occurred.

The Ben Credit Agreements contain covenants that (i) prevent Beneficient from issuing any securities senior to the Preferred Series A Subclass 1 or Preferred A.0 Unit Accounts; (ii) prevent Beneficient from incurring additional debt or borrowings greater than $10.0 million, other than trade payables, while the loans are outstanding; (iii) prevent, without the written consent of the Lender, GWG Life Trust or DLP V from selling, transferring or otherwise disposing any of the life insurance policies held by GWG Life Trust as of May 15, 2020, except that life insurance policies may be sold, transferred, or otherwise disposed of, provided that concurrent with the assumption of the loans by DLP V, a prepayment of the loans would be required, if necessary, to maintain certain loan-to-value percentages, after giving effect to such sale, transfer or disposal; and (iv) prevent, without the written consent of the Lender, GWG Holdings from selling, transferring, or otherwise disposing of any Preferred Series A Subclass 1 Unit Accounts held as of May 15, 2020, other than to DLP V. These covenants are materially similar to the terms under the Third Amended and Restated First Lien Credit Agreement once assumed by DLP V. As of March 31, 2021, Beneficient was in compliance with all covenants.
The assumption set forth in the Second Amendments are subject to, among other things, the satisfaction of certain closing conditions, some of which may be outside of the parties’ control. These loans are not currently guaranteed by GWG.
Further, as more fully described in Note 17, on June 28, 2021, Beneficient executed the Amendment No. 2 to the Second Amended and Restated Credit Agreement and Amendment No. 2 to the Second Amended and Restated Subordinate Credit Agreement with its Lender. The amendments eliminate the obligation of DLP V to assume the Ben Credit Agreements as provided for in the Second Amendments and waive the daily fee payable upon the Trigger as provided for in Amendment No. 1 to the Ben Credit Agreements. Finally, as also discussed in Note 17, effective July 15, 2021, Beneficient executed Consent and Amendment No. 3 to the Second Amended and Restated Credit Agreement and Amendment No. 2 to the Second Amended and Restated Subordinate Credit Agreement with its Lender, which (i) deferred the payment of all accrued and unpaid interest until December 10, 2021, and (ii) deferred the installment payment of $5.0 million due on September 10, 2021, to December 10, 2021. Beneficient agreed to pay an amendment fee to the Lender in an amount equal to 3% of the then outstanding principal and interest on December 10, 2021.
Beneficient’s Second Lien Credit Agreement was originally issued to BHI, a Ben Founder Affiliate. “Ben Founder Affiliates” are defined as certain trusts and those entities held by such trusts that are controlled by Ben Founder. During 2019, the Second Lien Credit Agreement was contributed to HCLP and thus, all existing senior loan obligations are held by HCLP as of March 31, 2021 and December 31, 2020.
HCLP is indirectly associated with Ben Founder. Further, an indirect parent entity of HCLP had loans outstanding to Ben Founder Affiliates as of December 31, 2020.
Beneficient's other borrowings as detailed in the table above mature in 2024 and 2025.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(10) Stockholders’ Equity
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
Pursuant to the Exchange Agreement described in Note 1, commencing on December 31, 2019, holders of Common Units have the right to exchange their Common Units for common stock of GWG Holdings. The exchange ratio in the Exchange Agreement is based on the ratio of the capital account associated with the Common Units to be exchanged to the market price of the common stock of GWG Holdings based on the volume weighted average price of GWG Holdings’ common stock for the five consecutive trading days prior to the quarterly exchange date. No Common Units have been exchanged for common stock of GWG Holdings through March 31, 2021.
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
Beneficient Equity
As of March 31, 2021, Ben LP has issued Common Units and BCH, a consolidated subsidiary of Ben LP, has issued general partnership Class A Units (Subclass A-1 and A-2), Class S Ordinary Units, Class S Preferred Units, FLP Units (Subclass 1 and Subclass 2), Preferred Series A Subclass 1 Unit Accounts, Preferred Series A Subclass 2 Unit Accounts, and Preferred Series C Subclass 1 Unit Accounts. The Preferred Series A Subclass 0 Unit Accounts were created under the 5th Amended and Restated LPA while the Preferred Series C Subclass 0 Unit Accounts were created under the 6th Amended and Restated LPA; however, neither security has been issued as of March 31, 2021. The 6th Amended and Restated LPA of BCH governs the terms of these equity securities.
Common Units
As of both March 31, 2021 and December 31, 2020, Ben LP has a total of 48,205,756 Common Units issued and outstanding, respectively. As of both March 31, 2021 and December 31, 2020, GWG Holdings owns 46,887,915 Common Units, respectively, which are eliminated in consolidation. The remaining issued and outstanding Common Units are recorded in the condensed consolidated balance sheet in the noncontrolling interests line item.
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
The Preferred A.0 Unit Accounts have not been issued as of March 31, 2021.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Preferred Series A Subclass 1 (Redeemable Noncontrolling Interest)
BCH, a consolidated subsidiary of Ben LP, has non-unitized equity outstanding. The Preferred Series A Subclass 1 Unit Accounts are non-participating and convertible on a dollar basis.
In 2019, Preferred Series A Subclass 1 Unit Account holders signed an agreement to forbear the right to receive an annualized preferred return in excess of a rate determined materially consistent with the methodology below until, initially, the earlier of December 31, 2019 or three months following the issuance of the limited trust association charter by the Texas Department of Banking. The charter from the Texas Department of Banking was not issued as of December 31, 2019. The forbearance agreement was extended through March 31, 2021.
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
No amounts have been paid to the Preferred Series A Subclass 1 Unit Account holders related to the preferred return from inception through March 31, 2021, and any amounts earned have been accrued and are included in the balance of redeemable noncontrolling interests line item of the condensed consolidated balance sheets. Certain Preferred Series A Subclass 1 Unit

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Account holders agreed to be specially allocated any income or losses associated with the Beneficient Management Partners, L.P. Equity Incentive Plan and certain other costs.
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
Preferred Series C Subclass 0 Unit Accounts
The 6th Amended and Restated LPA allowed for the issuance of Preferred Series C Subclass 0 Unit Accounts. The Preferred Series C Subclass 0 Unit Accounts are non-participating and convertible on a basis consistent with the UPA discussed in Note 1. Account holders are entitled to a compounded quarterly preferred return based on a fraction, the numerator of which is (a) the sum of an inflation adjustment amount, plus (1) 0.5% prior to the initial public listing and (2) 0.75% following the initial public listing, and the denominator of which is (b) 1 minus the means of the highest effective marginal combined U.S. federal, state and local income tax rate (including the rate of taxes under Section 1411 of the Code) for a Fiscal Year prescribed for an individual resident in New York, New York (taking into account (a) the nondeductibility of expenses subject to the limitations described in Sections 67 and 68 of the Code, (b) the character (e.g., long-term or short-term capital gain or ordinary or exempt income) of the applicable income, but not taking into account the deductibility of state and local income taxes for U.S. federal income tax purposes), based on the Partnership’s most recently filed IRS form 1065, and (c) multiplied by 80%.
The Preferred Series C Subclass 0 Unit Accounts are senior to all other classes of preferred equity other than the Preferred Series A Subclass 0 Unit Accounts in terms of allocations of profits, distributions, and liquidation.
The only conversion, redemption, or exchange rights available to the Preferred Series C Subclass 0 Unit Accounts are those rights afforded in accordance with the UPA, described in Note 1, or such similar agreement.
While any amount of Preferred Series C (Subclass 0 or 1) Unit Accounts is outstanding, BCH cannot make any distributions, other than tax distributions and redemptions, distributions upon a liquidation of BCH, and distributions of net consideration received from a sale of BCH, without the prior consent of a majority in interest of the holders of the Preferred Series C (Subclass 0 or 1) Unit Accounts.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Preferred Series C Subclass 0 Unit Accounts have not been issued as of March 31, 2021.
Preferred Series C Subclass 1 Unit Accounts
The 5th Amended and Restated LPA also created a new class of preferred equity, the Preferred Series C Subclass 1 Unit Accounts. The Preferred Series C Subclass 1 Unit Accounts are non-participating and convertible on a basis consistent with the UPA discussed in Note 1. Account holders are entitled to a compounded quarterly preferred return based on a fraction, the numerator of which is (a) the sum of an inflation adjustment amount, plus (1) 0.5% prior to the initial public listing and (2) 0.75% following the initial public listing, and the denominator of which is (b) 1 minus the means of the highest effective marginal combined U.S. federal, state and local income tax rate (including the rate of taxes under Section 1411 of the Code) for a Fiscal Year prescribed for an individual resident in New York, New York (taking into account (a) the nondeductibility of expenses subject to the limitations described in Sections 67 and 68 of the Code and (b) the character (e.g., long-term or short-term capital gain or ordinary or exempt income) of the applicable income, but not taking into account the deductibility of state and local income taxes for U.S. federal income tax purposes), based on the Partnership’s most recently filed IRS form 1065.
BCH calculates two Preferred Series C Subclass 1 Unit Accounts capital accounts: the Liquidation Capital Account and the Conversion Capital Account. In calculating the Conversion Capital Account, the Preferred Series C Subclass 1 Unit Accounts are allocated profits and losses junior to the Preferred Series A Unit Accounts. In calculating the Liquidation Capital Account, the Preferred Series C Subclass 1 Unit Accounts are allocated profits and losses pari passu with the Preferred Series A Unit Accounts.
Following the exchange of any Preferred Series C Subclass 1 Unit Accounts into Common Units under the UPA described in Note 1, the excess of the profits and losses allocated to the Preferred Series C Subclass 1 Unit Accounts under the Liquidation Capital Account will be deemed the “Excess Amount.” This Excess Amount will be specially allocated at each tax period in accordance with the principals of Treasury Regulation Section 1.704-1(b)(4)(x), to the Preferred Series A Subclass 1 Units Accounts, prior to any amount of profit, income or gain being allocated to any other class of units (other than the Preferred A.0) or limited partners until such special allocations equal, in the aggregate, such Excess Amount.
The only conversion, redemption, or exchange rights available to the Preferred Series C Subclass 1 Unit Accounts are those rights afforded in accordance with the UPA, described in Note 1, or such similar agreement.
While any amount of Preferred Series C (Subclass 0 or 1) Unit Accounts is outstanding, BCH cannot make any distributions, other than tax distributions and redemptions, distributions upon a liquidation of BCH, and distributions of net consideration received from a sale of BCH, without the prior consent of a majority in interest of the holders of the Preferred Series C (Subclass 0 or 1) Unit Accounts.
As of March 31, 2021 and December 31, 2020, the aggregate carrying value of GWG Holdings’ investments in Preferred Series C Subclass 1 Unit Accounts was $210.6 million and $195.6 million, respectively. The Preferred Series C Subclass 1 Unit Accounts are eliminated upon consolidation.
Class S Ordinary Units
As of both March 31, 2021 and December 31, 2020, BCH, a consolidated subsidiary of Ben LP, had issued and outstanding 5.8 million Class S Ordinary Units, respectively. The Class S Ordinary Units participate on an as-converted basis pro-rata in the share of the profits or losses of BCH and subsidiaries following all other allocations made by BCH and its subsidiaries. As limited partner interests, these units have limited voting rights and do not entitle participation in the management of BCH’s business and affairs. The Class S Ordinary Units are exchangeable for Common Units on a one-for-one basis, subject to customary conversion rate adjustments for splits, distributions and reclassifications, as well as compliance with any applicable vesting and transfer restrictions. Each conversion also results in the issuance to Ben LP of a Class A Unit of BCH for each Common Unit issued.
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
As of March 31, 2021, a nominal number of shares of Class S Preferred Units have been issued. No amounts have been paid to the Class S Preferred Unit holders related to the preferred return from issuance through March 31, 2021, and any amounts earned have been accrued and are included in the balance of Class S Preferred Units presented on the condensed consolidated balance sheet in the noncontrolling interests line item.
Beneficiaries of the ExAlt Trusts

The ultimate beneficiary of the ExAlt Trusts is an unrelated third party charity (the “Charitable Beneficiary”) that is entitled to i) approximately 5% of any amounts paid to Beneficient as payment on amounts due under each ExAlt Loan, ii) approximately 10% of the amount of excess cash Collateral, if any, following the full repayment of an ExAlt Loan; and (iii) all amounts accrued and held at the ExAlt Trusts once all amounts due to Beneficient under the ExAlt Loans and any fees related to Beneficient’s services to the ExAlt Trusts are repaid. The Charitable Beneficiary’s account balances with respect to its interest in such ExAlt Trusts cannot be reduced to below zero. Any losses allocable to the Charitable Beneficiary in excess of its account balances are reclassified at each period end to the trusts deficit account, which is included as part of noncontrolling interest. Additional ExAlt Trusts are created with each new liquidity transaction with customers. These new ExAlt Trusts, which are consolidated by Beneficient, result in the recognition of additional noncontrolling interest representing the interests in these new ExAlt Trusts held by the Charitable Beneficiary. For the three months ended March 31, 2021 and 2020, $0.4 million and nil, respectively, of such noncontrolling interest was created.
The interest of the Charitable Beneficiary, including the associated trust deficit (as applicable), in the ExAlt Trusts is recorded on the consolidated balance sheets in the noncontrolling interests line item.
(11) Equity-Based Compensation
As of March 31, 2021 and December 31, 2020, the Company has outstanding equity-based awards under the GWG Holdings 2013 Stock Incentive Plan, the Beneficient Management Partners, L.P. (“BMP”) Equity Incentive Plan (the “BMP Equity Incentive Plan”, the Ben Equity Incentive Plan (as defined below), and Preferred Series A Subclass 1 Unit Accounts, as more fully described in the sections below. The holders of certain of the units issued under the BMP Equity Incentive Plan and the Ben Equity Incentive Plan, upon vesting, have the right to convert the units to shares of GWG Holdings common stock per the Exchange Agreement discussed in Note 1. As such, units vested and issued under Beneficient’s equity incentive plans may result in dilution of the common stock of GWG Holdings.
2013 Stock Incentive Plan
GWG Holdings adopted the 2013 Stock Incentive Plan in March 2013, as amended on June 1, 2015, May 5, 2017 and May 8, 2018. Participants under the plan may be granted incentive stock options and non-statutory stock options; stock appreciation

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

rights; stock awards; restricted stock; restricted stock units; and performance shares. Eligible participants include officers and employees of GWG Holdings and its subsidiaries, members of GWG Holdings’ Board of Directors, and consultants. Option awards generally expire 10 years from the date of grant. As of March 31, 2021, the Company has granted stock options, stock appreciation rights (“SAR”), and restricted stock units (“RSU”) under this plan.
Upon the exercise of SARs, the Company is obligated to make cash payments equal to the positive difference between the market value of GWG Holdings’ common stock on the date of exercise less the market value of the common stock on the date of grant. The liability for the SARs as of both March 31, 2021 and December 31, 2020 was $0.6 million, and was recorded within accounts payable and accrued expenses in the condensed consolidated balance sheets.
A RSU entitles the holder thereof to receive one share of GWG Holdings’ common stock (or, in some circumstances, the cash value thereof) upon vesting. RSUs are subject to forfeiture until they vest. During the three months ended March 31, 2021, 3,189 of the RSUs held by employees and directors vested.

BMP Equity Incentive Plan
The Board of Directors of Beneficient Management, Ben LP’s general partner, adopted the BMP Equity Incentive Plan in 2019. Under the BMP Equity Incentive Plan, certain directors and employees of Beneficient are eligible to receive equity units in BMP, an entity affiliated with the board of directors of Beneficient Management, in return for their services to Ben. The BMP equity units eligible to be awarded to employees are comprised of BMP’s Class A Units and/or BMP’s Class B Units (collectively, the “BMP Equity Units”). All awards are classified in equity upon issuance.
Awards will generally be subject to service-based vesting over a four-year period from the recipient’s date of hire, though some awards fully vest upon grant date. Expense associated with the vesting of these awards is based on the fair value of the BMP Equity Units on the date of grant. Expense recognized for these awards is specially allocated to certain holders of redeemable noncontrolling interests. While providing services to Beneficient, if applicable, certain of these awards are subject to minimum retained ownership rules requiring the award recipient to continuously hold BMP Equity Units equivalents equal to at least 25% of their cumulatively granted awards that have the minimum retained ownership requirement. The awards are generally non-transferable. Awards under the BMP Equity Incentive Plan that vest ultimately dilute holders of Common Units.
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
Ben Equity Incentive Plan
The Board of Directors of Beneficient Management adopted the Ben Equity Incentive Plan in September 2018 (the “Ben Equity Incentive Plan”). Under the Ben Equity Incentive Plan, Ben LP is permitted to grant equity awards, in the form of restricted equity units (“REUs”), among others, representing ownership interests in Common Units. Settled awards under the Ben Equity Incentive Plan dilute holders of Common Units. The total number of Common Units that may be issued under the Ben Equity Incentive Plan is equivalent to 15% of the number of fully diluted Common Units outstanding, subject to annual adjustment. All awards are classified in equity upon issuance.
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

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
As Ben LP’s equity is not publicly traded, the fair value for substantially all of the REUs granted in 2020 was estimated by using the valuation techniques consistent with those utilized to determine the acquisition date equity values arising from GWG Holdings obtaining a controlling financial interest in Beneficient. These valuation techniques relied upon the OPM Backsolve approach under the market method as more fully described in the 2020 Form 10-K. For the REUs granted in the latter portion of 2020 and through March 31, 2021, we utilized valuation techniques consisting of the income approach and market approach.
During third quarter 2020, 515,000 units were granted to a senior partner director subject to a performance condition. The performance condition has not been met as of March 31, 2021. As the performance condition of the grant is based on a liquidity event, recognition of the related compensation cost is deferred until the condition has been met. Total unrecognized compensation cost related to this award is approximately $6.4 million as of March 31, 2021.
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
During the fourth quarter of 2019, $4.0 million of the capital account balance was forfeited back to the Company and reverted to BHI upon the departure of a certain director. The performance condition was met during the fourth quarter of 2020 and expense of $11.4 million was recognized and specially allocated to certain Preferred Series A Subclass 1 Unit Account holders on a pro-rata basis based on their capital account balance. The expense recognized upon vesting is reflective of the value calculated after the determination of overall enterprise value in connection with the change of control event discussed in the 2020 Form 10-K.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the award activity, in number of units, for each plan during the three months ended March 31, 2021:

	Balance at December 31, 2020	Granted	Vested	Forfeited	Balance at March 31, 2021
Vested
Stock Options	629,530	—	—	—	629,530
SAR	293,455	7,750	—	—	301,205
RSU	—	3,189	—	—	3,189
BMP Equity Units	11,144,016	12,696	248,314	—	11,405,026
REUs	5,078,796	12,696	218,758	—	5,310,250
Unvested
Stock Options	65,587	—	—	—	65,587
SAR	242,202	49,950	—	—	292,152
RSU	129,717	3,189	—	(3,189)	129,717
BMP Equity Units	2,230,097	50,784	(248,314)	—	2,032,567
REUs	2,268,574	50,784	(218,758)	—	2,100,600
Total
Stock Options	695,117	—	—	—	695,117
SAR	535,657	57,700	—	—	593,357
RSU	129,717	6,378	—	(3,189)	132,906
BMP Equity Units	13,374,113	63,480	—	—	13,437,593
REUs	7,347,370	63,480	—	—	7,410,850
The following table presents the components of equity-based compensation expense recognized in the condensed consolidated statement of operations (in thousands):

	Three Months Ended March 31,
	2021	2020
Stock options	$40	$48
Stock appreciation rights	69	206
Restricted stock units	31	260
BMP equity units	2,105	38,024
REUs	3,107	30,910
Total equity-based compensation	$5,352	$69,448
Unrecognized equity-based compensation expense, excluding the expense related to the performance award discussed above, totaled approximately $32.0 million as of March 31, 2021. We currently expect to recognize equity-based compensation expense of $12.4 million during the remainder of 2021, and the remainder thereafter based on scheduled vesting of awards outstanding as of March 31, 2021.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the equity-based compensation expense expected to be recognized over the next five years based on scheduled vesting of awards outstanding, excluding the award subject to the performance condition discussed above, as of March 31, 2021 (in thousands):

	Stock Options	SAR	REUs	BMP Equity Units	Total
Nine months ending 2021	$67	$205	$6,000	$6,103	$12,375
2022	19	231	5,913	5,969	12,132
2023	—	131	3,152	2,690	5,973
2024	—	5	833	654	1,492
2025	—	—	32	27	59
2026	—	—	—	—	—
Total	$86	$572	$15,930	$15,443	$32,031

(12) Income Taxes
The Company’s income tax provision reflects the activity of GWG Holdings and its subsidiaries, Beneficient Corporate Holdings, LLC and Ben Markets Corporate Holdings, LLC. GWG Holdings and its subsidiaries files a separate tax return from the aforementioned Beneficient entities, but the tax provision information below as of and for the three months ended March 31, 2021 is disclosed on a consolidated basis for financial reporting purposes under applicable GAAP.
The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods.
The Company’s effective tax rate was 0.43% for the three months ended March 31, 2021. The income tax benefit for the three months ended March 31, 2021 was $0.3 million, compared to $16.1 million for the three months ended March 31, 2020. The effective tax rate differs from the statutory U.S. federal income tax rate of 21% primarily due to valuation allowances recorded on the current year losses, offset by a current state tax expense. The income tax benefit for the three months ended March 31, 2021 primarily reflects a downward adjustment to the deferred tax liability for specific expense allocations to the holders of the Preferred Series A Subclass 1 Unit Accounts.
The Company currently records a valuation allowance against its deferred tax assets that cannot be realized solely by the future reversal of existing temporary differences. Due to the uncertain timing of the reversal of certain of these taxable temporary differences due to the constraint described below, they cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore, the vast majority of the existing deferred tax liability cannot be utilized in determining the realizability of the deferred tax assets. Due to a prior deemed ownership change, net operating loss carryforwards are subject to Section 382 of the Internal Revenue Code.
The Company determined it cannot utilize the reversal of a taxable temporary difference related to GWG Life’s ownership in the Preferred Series A Subclass 1 Unit Accounts described in Note 1, until such time as the preferred equity is no longer constrained, as a source of income to realize existing deferred tax assets related to the net operating loss and Internal Revenue Code Section 163(j) limitations. As a result, the Company recorded a large net deferred tax liability on December 31, 2019, the majority of which remained as of March 31, 2021 and December 31, 2020. The disposition of this investment is constrained by the Pledge and Security Agreement in favor of the holders of the L Bonds of GWG Holdings. As such, the timing of recognition of the necessary taxable income related to this investment and the future reversal of this taxable temporary difference cannot be predicted.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(13) Loss per Common Share
The computations of basic and diluted income (loss) attributable to common shareholders per share for the three months ended March 31, 2021 and 2020 are as follows (in thousands, except share data and per share data):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss attributable to common shareholders	$(54,432)	$(47,323)
Denominator:
Basic – weighted average common shares outstanding	20,757,400	30,534,977
Effect of dilutive securities	—	—
Diluted – weighted average common shares outstanding	20,757,400	30,534,977

Basic loss per common share	$(2.62)	$(1.55)
Diluted loss per common share	$(2.62)	$(1.55)
For the three months ended March 31, 2021 and 2020, RPS, RPS 2, restricted stock units, and stock options for a potential 2,122,480 and 2,543,665 shares, respectively, were not included in the calculation of diluted earnings per share because we recorded a net loss during these periods and the effects were anti-dilutive. Potentially dilutive instruments issued by Ben LP that are ultimately exchangeable into GWG common stock were also excluded from the calculation of diluted earnings per share for the three months ended March 31, 2021 and 2020 because we recorded a net loss during these periods and the effects were anti-dilutive.
(14) Segment Reporting
The Company has two reportable segments consisting of Secondary Life Insurance and Beneficient. Corporate & Other includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, management and administrative services to support the overall operations of the Company, and GWG Holdings’ equity method investment in FOXO.
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
Earnings before taxes (“EBT”) is the measure of profitability used by management to assess performance of its segments and allocate resources. Segment EBT represents net income (loss) excluding income taxes and includes earnings (loss) from equity method investments. Information on reportable segments is as follows (in thousands):

	Three Months Ended March 31,
Revenue:	2021	2020
Secondary Life Insurance	$7,172	$15,148
Beneficient	587	7,664
Total	$7,759	$22,812

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended March 31,
Interest Expense:	2021	2020
Secondary Life Insurance	$27,620	$22,693
Beneficient	13,762	13,178
Total	$41,382	$35,871

	Three Months Ended March 31,
Segment EBT:	2021	2020
Secondary Life Insurance	$(22,389)	$(14,721)
Beneficient	(31,593)	(80,194)
Corporate & Other	(13,310)	(7,153)
Total Segment EBT	(67,292)	(102,068)
Income tax benefit	(286)	(16,145)
Net loss	$(67,006)	$(85,923)

Total Assets:	March 31, 2021	December 31, 2020
Secondary Life Insurance	$876,829	$886,739
Beneficient	2,654,336	2,662,630
Corporate & Other	14,607	15,588
Total	$3,545,772	$3,564,957
The total assets of the Beneficient segment at both March 31, 2021 and December 31, 2020 includes goodwill of $2.4 billion, which represents all of the goodwill on the Company’s condensed consolidated balance sheet as of the end of each reporting period.
(15) Commitments and Contingencies
Litigation — In the normal course of business, we are involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on our financial position, results of operations or cash flows.
Commitments — GWG Holdings is committed to contribute an additional $2.5 million to FOXO through October 2021, all of which has been contributed through such date. The ExAlt Trusts had $35.5 million and $35.6 million of potential gross capital commitments as of March 31, 2021 and December 31, 2020, respectively, representing potential limited partner capital funding commitments on the interests in alternative asset funds. This is the amount above any existing cash reserves for such capital funding commitments. The ExAlt Trusts holding the interest in the limited partnership for the alternative asset fund is required to fund these limited partner capital commitments per the terms of the limited partnership agreement. Capital funding commitment reserves are maintained by the associated trusts within the ExAlt PlanTM created at the origination of each trust for up to $0.1 million. To the extent that the associated ExAlt Trusts cannot pay the capital funding commitment, Beneficient is obligated to lend the associated ExAlt Trust sufficient funds to meet the commitment, pursuant to the terms of the respective ExAlt Loan. Any amounts advanced by Beneficient to the ExAlt Trusts for these limited partner capital funding commitments, pursuant to the terms of the respective ExAlt Loan, above the associated capital funding commitment reserves held by the associated ExAlt Trusts are added to the ExAlt Loan balance between Beneficient and the ExAlt Trusts and are expected to be recouped through the cash distributions from the alternative asset fund that collateralizes such ExAlt Loan.
Capital commitments generally originate from limited partner agreements having fixed or expiring expiration dates. The total limited partner capital funding commitment amounts may not necessarily represent future cash requirements. Beneficient considers the creditworthiness of the investments on a case-by-case basis. At both March 31, 2021 and December 31, 2020, Beneficient had no reserves for losses on unused commitments to fund potential limited partner capital funding commitments.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Investigation — On October 6, 2020, GWG Holdings received a subpoena to produce documents from the Chicago office of the SEC’s Division of Enforcement, informing the Company of the existence of a non-public, fact-finding investigation into GWG Holdings. Since the initial subpoena, GWG Holdings has received subsequent subpoenas from the SEC for additional information. The requested information from the SEC has primarily related to GWG Holdings’ investment products, including its L Bonds, as well as various accounting matters. among them, the consolidation for financial reporting purposes of Beneficient by GWG Holdings, goodwill valuation, and the accounting related to the ExAlt Trusts, related party transactions, life insurance policies, and the calculation of the debt-coverage ratio.
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
(16) Concentration
Life Insurance Carriers
Our portfolio consists of purchased life insurance policies written by life insurance companies rated investment-grade by third-party rating agencies, including A.M. Best Company, Standard & Poor’s, and Moody’s. As a result, there may be concentrations of policies with certain life insurance companies. The following summarizes the aggregate face value of insurance policies with specific life insurance companies exceeding 10% of the total face value of our portfolio.

Life Insurance Company	March 31, 2021	December 31, 2020
John Hancock Life Insurance Company	13.96%	14.72%
The Lincoln National Life Insurance Company	11.15%	11.20%
Equitable Financial Life Insurance Company	10.70%	10.57%

The following summarizes the number of insurance policies held in specific states exceeding 10% of the total face value held by our portfolio:

State of Residence	March 31, 2021	December 31, 2020
California	17.64%	18.05%
Florida	15.21%	14.93%
Alternative Assets Industries
Beneficient’s underlying portfolio companies primarily operate in the United States and Western Europe, with the largest percentage, based on NAV, operating in diversified financials, telecommunications services, food and staples retailing, and software and services and utilities.
(17) Subsequent Events and Other Matters
L Bond Suspension
We temporarily suspended the offering of GWG Holdings’ L Bonds, commencing April 16, 2021, as a result of our delay in filing certain periodic reports with the SEC, including this Quarterly Report on Form 10-Q. We anticipate recommencing the offering of GWG Holdings’ L Bonds when we regain compliance with SEC filing requirements.
Amendments to Beneficient Credit Agreements
On June 28, 2021, BCH. and HCLP entered into Amendment No. 2 to the Ben Credit Agreements. The amendments eliminate the obligation of DLP V to assume the Ben Credit Agreements as provided for in the Ben Credit Agreements and waive the daily fee payable upon the Trigger as defined and provided for in the Amendments.

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
Third Amended and Restated Senior Credit Facility with LNV Corporation
On June 28, 2021, DLP IV entered into the Third Amended and Restated Credit Facility with LNV Corporation, as lender, and CLMG Corp., as the administrative agent on behalf of the lenders under the agreement (the "Third Amended Facility"), which replaced the LNV Credit Facility described in Note 9. The Third Amended Facility resulted in an additional advance of $52.5 million from LNV Corporation.
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

GWG Holdings secures L Bonds with a pledge of collateral security in its ownership interests in GWG Life and GWG Holdings’ other direct subsidiaries; GWG Life’s ownership in its direct subsidiaries that own directly or indirectly a large actuarially diverse portfolio of life insurance policies of highly rated insurance companies; and investments in Beneficient. Subsequent to entering into the NF Credit Facility, substantially all of our life insurance policies are held by DLP IV or DLP VI. The policies held by DLP IV and DLP VI are not direct collateral for the L Bonds as such policies are pledged under the LNV Credit Facility and NF Credit Facility, respectively. Furthermore, L Bonds are secured by a pledge of approximately 4.0 million shares of GWG Holdings’ common stock. GWG Holdings’ most significant assets are cash and its investments in subsidiaries. These assets were not pledged under the NF Credit Facility.

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
The NF Credit Facility permits DLP VI to pay dividends and distributions from the proceeds of the one-time advance. As a result, the funding under the NF Credit Facility, less amounts used to purchase the life insurance policies from DLP IV, will be available to GWG Holdings and will improve GWG Holdings’ cash position while it works to complete its periodic reporting requirements with the SEC, including this Form 10-Q, which GWG Holdings expects will permit it to resume the issuance of its L Bonds.
Non-Binding Term Sheet with Beneficient
On August 13, 2021, GWG Holdings, Ben LP, and BCH entered into a non-binding term sheet (the “Term Sheet”) that contemplates a series of transactions, which, if completed, will result in, among other things, (i) GWG Holdings receiving certain proposed enhancements to its investments in Beneficient; (ii) GWG Holdings no longer having the right to appoint directors of the board of directors of Beneficient Management; and (iii) Beneficient no longer being a consolidated subsidiary of GWG Holdings. The Term Sheet and related negotiations are a part of ongoing efforts by management and the Board of Directors of GWG Holdings to maximize the value of GWG Holdings’ and GWG Life’s investment in Beneficient.
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

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
Policy Benefits and L Bonds
Subsequent to March 31, 2021 through October 15, 2021, policy benefits on 55 policies covering 49 individuals have been realized. The face value of insurance benefits of these policies was $80.3 million.
Subsequent to March 31, 2021 through April 16, 2021, the date we temporarily suspended GWG Holdings’ L Bond offering, GWG Holdings issued approximately $44.5 million of L Bonds. No L Bonds have been sold since April 16, 2021.

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
Unless the context otherwise indicates, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, to the “Company,” “we,” “us,” “our” or “ours” or similar words are to GWG Holdings Inc. and its direct and indirect wholly-owned and consolidated subsidiaries, references to “GWG Holdings” refer to GWG Holdings Inc., references to “GWG Life” refer to GWG Life, LLC (a wholly-owned subsidiary of GWG Holdings), references to “DLP IV” refer to GWG DLP Funding IV, LLC (a wholly-owned subsidiary of GWG Life), references to “DLP V Holdings” refer to GWG DLP Funding V Holdings, LLC (a wholly-owned subsidiary of GWG Life), references to “DLP V” refer to GWG DLP Funding V, LLC (a wholly-owned subsidiary of DLP V Holdings), references to “DLP VI Holdings” refer to GWG DLP Funding Holdings VI, LLC (a wholly-owned subsidiary of GWG Life), references to “DLP VI” refer to GWG DLP Funding VI, LLC (a wholly-owned subsidiary of DLP VI Holdings), references to “Ben LP” refer to The Beneficient Company Group, L.P. (a consolidated subsidiary of GWG Holdings), references to “Beneficient” refer to Ben LP and all of its consolidated subsidiaries, references to "BCH" refer to Beneficient Company Holdings, L.P. (of which Ben LP is the general partner), references to “Beneficient Management” refer to Beneficient Management, L.L.C. (the general partner of Ben LP), references to “BCC” refer to Beneficient Capital Company, L.L.C. (a subsidiary of Ben LP), references to “BACC” refer to Beneficient Administrative and Clearing Company, L.L.C. (a subsidiary of Ben LP), references to “Pen” refer to Pen Indemnity Insurance Company, LTD (a subsidiary of Ben LP), references to “Ben Markets” refer to Ben Markets L.L.C. (a subsidiary of Ben LP), references to “FOXO” refer to FOXO Technologies Inc. (formerly, FOXO BioScience LLC, an equity investee of GWG Holdings), references to “FOXO Labs” refer to FOXO Labs Inc. (formerly, Life Epigenetics Inc., a wholly-owned subsidiary of FOXO), references to “FOXO Life” refer to FOXO Life LLC (formerly, youSurance General Agency, LLC, a wholly-owned subsidiary of FOXO), and references to the “ExAlt PlanTM” refer to a trust structure comprising customized trust vehicles (the “ExAlt Trusts” and each, an “ExAlt Trust”) .
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
•substantial doubt about our ability to continue as a going concern;
•the valuation of assets reflected on our financial statements;
•the illiquidity of our life insurance investments and receivables from affiliates;
•the continued success of the alternative assets industry;
•our ability to realize the anticipated benefits from our consolidation of Beneficient;
•Beneficient’s financial performance and ability to execute on its business plan;
•Beneficient’s ability to obtain the trust company charter from the Texas Department of Banking and its trust bank charter from the Kansas State Bank Commissioner necessary to implement its business plan;
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
•performance of our investments in life insurance policies; and
•risks associated with our investment in FOXO Technologies Inc. (formerly FOXO BioScience LLC).
We caution you that the foregoing list of factors is not exhaustive. Forward-looking statements are only estimates and predictions, or statements of current intent. Actual results, outcomes or actions that we ultimately undertake could differ materially from those anticipated in the forward-looking statements due to risks, uncertainties or actual events differing from the assumptions underlying these statements. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
Overview
We are an innovative financial services firm based in Dallas, Texas that is a leader in providing unique liquidity solutions and services for the owners of illiquid investments. In 2018 and 2019, GWG Holdings and GWG Life consummated a series of transactions with The Beneficient Company Group, L.P. (“Ben LP” including all of the subsidiaries it may have from time to time — “Beneficient”), as more fully described in Note 1 to our condensed consolidated financial statements in this Form 10-Q. On December 31, 2019, GWG Holdings obtained the right to appoint a majority of the board of directors of Beneficient Management. As a result of this change-of-control event, GWG Holdings reported the results of Beneficient on a consolidated basis beginning on the transaction date of December 31, 2019. As further described in Note 17 to the condensed consolidated financial statements, on August 13, 2021, GWG Holdings, Ben LP, and BCH entered into a non-binding term sheet (the “Term Sheet”), which, if completed, is expected to result in, among other things, the deconsolidation of Beneficient from GWG Holdings.
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
We believe that Beneficient’s operations will generally produce higher risk adjusted returns than those we can achieve from life insurance policies acquired in the secondary market; however, returns on equity in life settlements, especially with the current availability of financings on favorable terms, appear to be an attractive option to diversify our exposure to alternative assets, and we have begun exploring the feasibility of acquiring such policies. Furthermore, although we believe that our portfolio of life insurance policies is a meaningful component of a growing diversified alternative asset portfolio, we continue to explore strategic alternatives for our life insurance portfolio aimed at maximizing its value, including a possible sale, refinancing, recapitalization, partnership, reinsurance guarantees, life insurance operations or other transactions involving our life insurance portfolio, as well as pursuing other alternatives to increase our exposure to alternative assets. These operations are in addition to allocating capital to provide liquidity to holders of a broader range of alternative assets, which we currently provide through GWG Holdings’ and GWG Life’s investments in Beneficient.
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
Restatement
The Company restated its previously issued (i) consolidated balance sheet as of December 31, 2019, included in its Annual Report on Form 10-K for the year ended December 31, 2019 and (ii) the consolidated statement of operations, (iii) the consolidated statement of changes in stockholders’ equity, and (iv) the consolidated statement of cash flows for the year ended December 31, 2019, included in its Annual Report on Form 10-K for the year ended December 31, 2019, (the “Restatement”) as part of its 2020 Form 10-K. The Restatement also impacted each of the quarters for the periods beginning with GWG Holdings, Inc.’s consolidation with The Beneficient Company Group, L.P. (“Ben LP,” including all of the subsidiaries it may have from time to time — “Beneficient”) as of December 31, 2019 through the quarter ended September 30, 2020.

The historical interim periods included in this Form 10-Q have been restated to reflect the Restatement.
Critical Accounting Policies and Estimates
Critical Accounting Estimates
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
Material estimates that are particularly susceptible to change, in the near term, relate to: determining the assumptions used in estimating the fair value of our investments in life insurance policies; determining the grant date fair value for equity-based compensation awards; determining the allocation of income (loss) to Beneficient’s equity holders; and evaluation of potential impairment of goodwill and other intangibles. We believe these estimates are likely to have the greatest potential impact on our condensed consolidated financial statements and accordingly believe these to be our critical accounting estimates.
As it relates to the goodwill intangible asset, in light of Beneficient’s significant recurring losses from operations, negative cash flows from operations, and delays in executing its business plans, management plans to engage a third-party valuation firm to assist in performing a quantitative goodwill impairment test in the fourth quarter of 2021. The valuation work related to the goodwill intangible is not complete, and we expect the work to be completed before the filing of our 2021 annual financial statements. While management has implemented strategies to execute its business plans, a failure to execute our business plans or adverse market changes in the future could result in changes in management’s forecasts, which could result in a decline in estimated fair value of the Beneficient reporting unit and would result in an impairment of our goodwill intangible. Key assumptions in our quantitative goodwill impairment test include assumptions regarding Ben LP’s ability to raise substantial amounts of capital as disclosed in the 2020 Form 10-K (as defined below). Beneficient is actively engaged in capital raising efforts that may include the issuance of equity or debt of Ben LP or one of its subsidiaries and has received non-binding indications of interest from potential investors. The outcome of Ben LP’s capital raising efforts will have a direct impact on management’s forecasts and consequently, have a direct impact on the magnitude of future goodwill intangible impairment losses, if any. The outcome of Ben LP’s capital raising efforts is uncertain, and it is not certain that the potential investors that have submitted non-binding indications of interest ultimately will invest in Ben LP, or the amount of any such investments. As a result, our quantitative goodwill intangible impairment analysis, once complete, could result in material goodwill intangible impairment in the near future.
Critical Accounting Policies
Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on November 5, 2021 (“2020 Form 10-K”) for a discussion of our critical accounting policies and estimates. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2021.
Recent Developments
We define “recent developments” as material transactions or matters that occurred in the most recent fiscal quarter or in the period between the end of the fiscal quarter and the filing of the quarterly or annual financial statements with the SEC. The following recent developments are described in more detail in the notes to the condensed consolidated financial statements. A reference to the corresponding note is included below:
•The amendment of Beneficient’s Credit Agreements (Note 17).
•During the first quarter of 2021, Beneficient executed 10 liquidity transactions, pursuant to which customers sold interests in private equity funds with an aggregate net asset value of $5.6 million to certain of the ExAlt Trusts in exchange for agreed upon consideration. In connection with these transactions, GWG Life issued an aggregate of $0.3 million of principal in Liquidity Bonds on January 8, 2021 and January 15, 2021.
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

•In April 2021, the Kansas Legislature adopted, and the governor of Kansas signed into law, a bill that would allow for the chartering and creation of Kansas trust companies, known as TEFFIs, that provide fiduciary financing (e.g., lending to ExAlt Trusts), custodian and trustee services in all capacities pursuant to statutory fiduciary powers, to investors and other participants in the alternative assets market, as well as the establishment of alternative asset trusts. The legislation became effective on July 1, 2021 and designates BFF as the pilot trust company under the TEFFI legislation. A conditional trust charter was issued by the Kansas Bank Commissioner to a subsidiary of Ben LP on July 1, 2021. Under the pilot program, BFF will not be authorized to exercise its fiduciary powers as a TEFFI until the earlier of the date the Kansas Bank Commissioner promulgates applicable rules and regulations or December 31, 2021 or. The bill also permits the Kansas Bank Commissioner to request a six-month extension of the pilot program period, which could delay Beneficient’s exercise of fiduciary powers under the charter until July 1, 2022. As a result, the directors of GWG Holdings who serve on the new TEFFI trust company Board of Directors resigned their membership, effective June 14, 2021, on GWG Holdings’ Board of Directors to devote their time to serving as directors of the Beneficient TEFFI trust company, which the Company believes is the highest and best use of their available time and skills and will support the development of the Beneficient TEFFI trust company and the successful execution of Beneficient’s business plan (Note 17).
•On June 28, 2021, DLP IV entered into a Third Amended and Restated Loan and Security Agreement with LNV Corporation (the “Third Amended Facility”) that resulted in a $52.5 million advance from LNV Corporation, or $51.2 million including certain fees and expenses incurred in connection with the entry into the Third Amended Facility (Note 17).
•On August 11, 2021, GWG DLP Funding VI, LLC, a Delaware limited liability company (“DLP VI”), entered into a Credit Agreement (the “NF Credit Agreement”) with each lender from time to time party thereto and National Founders LP, a Delaware limited partnership, as the administrative agent (the credit facility evidenced by such NF Credit Agreement, the “NF Credit Facility”) that resulted in a one-time $107.6 million advance with a scheduled maturity date of August 11, 2031 (Note 17). Approximately $56.7 million of such advanced amount was used to pay off the remaining amount due under the Third Amended Facility.
•On August 13, 2021, GWG Holdings, Ben LP, and BCH entered into a Term Sheet that contemplates a series of transactions, which, if completed, will result in, among other things, (i) GWG Holdings receiving certain proposed enhancements to its investments in Beneficient; (ii) GWG Holdings no longer having the right to appoint directors of the board of directors of Beneficient Management; and (iii) Beneficient no longer being a consolidated subsidiary of GWG Holdings (Note 17).
•On September 7, 2021, DLP IV entered into a Fourth Amended and Restated Loan and Security Agreement with LNV Corporation, as lender, and CLMG Corp., as the administrative agent on behalf of the lenders under the agreement (the “Fourth Amended Facility”) that resulted in a $30.3 million advance from LNV Corporation, with such advance including amounts to cover certain fees and expenses incurred in connection with the entry into the Fourth Amended Facility (Note 17).
•An update on the current state of the Company and potential impact of the COVID-19 pandemic (Note 17).
Asset Diversification
As of March 31, 2021, we held a combined portfolio of assets consisting of 78% of fair value secondary life insurance policies and 22% of indirect interests in alternative assets held by certain of the ExAlt Trusts. The table presented below reflects classifications based on GWG Holdings’ and Beneficient’s current exposure types as of March 31, 2021 (dollar amounts in thousands). Additional information regarding the Collateral portfolio is available on its website at www.trustben.com. The information on Beneficient’s website is not part of, or incorporated by reference in, this report.

Exposure Type	Value	Percent of Total
Near-Duration Life Insurance Policies (1)	$329,128	32.6%
Intermediate-Duration Life Insurance Policies (1)	313,811	31.0%
Long-Duration Life Insurance Policies (1)	148,560	14.7%
Growth Stage Private (2)	83,124	8.2%
Late Stage Venture Backed (2)	52,096	5.2%
Other (2)	29,933	2.9%
Early Stage Venture Backed (2)	28,149	2.8%
Corporate Buyouts (2)	26,127	2.6%
Total	$1,010,928	100.0%
______________________________________________________
(1)Represents fair value of life insurance policies.
(2)Represents the net asset value (“NAV”) of the interests in alternative assets that provide cash flows, which comprise the Collateral of the ExAlt Loans (defined in section below entitled ExAlt Trusts’ Investment in Alternative Assets). Excludes collateral exchanged in the Collateral Swap, which are eliminated in consolidation. These ExAlt Loans eliminate upon consolidation in the presentation of our condensed consolidated financial statements. The Net Asset Value (“NAV”) calculation reflects the most current report of NAV and other data received from firm/fund sponsors. If no such report has been received, Beneficient estimates NAV based upon the last NAV calculation reported by the investment manager and adjusts it for capital calls and distributions made in the intervening time frame.
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
Secondary Life Insurance Assets
Our portfolio of life insurance policies, owned by GWG Holdings’ subsidiaries as of March 31, 2021, is summarized below:
Life Insurance Portfolio Summary

Total life insurance portfolio face value of policy benefits (in thousands)	$1,879,895
Average face value per policy (in thousands)	$1,822
Average face value per insured life (in thousands)	$1,973
Weighted average age of insured (years)	83.2
Weighted average life expectancy estimate (years)	6.9
Total number of policies	1,032
Number of unique lives	953
Demographics	74% Male; 26% Female
Number of smokers	40
Largest policy as % of total portfolio face value	0.7%
Average policy as % of total portfolio	0.1%
Average annual premium as % of face value	3.9%

Our portfolio of life insurance policies, owned by GWG Holdings’ subsidiaries as of March 31, 2021, organized by the insured’s current age and the associated number of policies and policy benefits, is summarized below:
Distribution of Policies and Policy Benefits by Current Age of Insured

				Percentage of Total
Min Age	Max Age	Number of Policies	Policy Benefits (in thousands)	Number of Policies	Policy Benefits	Weighted Average LE (Years)
64	69	33	$33,436	3.3%	1.8%	11.1
70	74	183	229,808	17.7%	12.2%	10.4
75	79	210	349,775	20.3%	18.6%	9.3
80	84	204	360,035	19.8%	19.2%	7.5
85	89	220	532,925	21.3%	28.3%	4.7
90	94	157	320,539	15.2%	17.1%	3.2
95	101	25	53,377	2.4%	2.8%	1.9
Total		1,032	$1,879,895	100.0%	100.0%	6.9
Our portfolio of life insurance policies, owned by GWG Holdings’ subsidiaries as of March 31, 2021, organized by the insured’s estimated life expectancy estimates and associated policy benefits, is summarized below:
Distribution of Policies by Current Life Expectancies of Insured

				Percentage of Total
Min LE (Months)	Max LE (Months)	Number of Policies	Policy Benefits (in Thousands)	Number of Policies	Policy Benefits
0	47	296	$513,334	28.6%	27.4%
48	71	230	434,338	22.3%	23.1%
72	95	193	342,562	18.7%	18.2%
96	119	139	244,181	13.5%	13.0%
120	143	98	160,624	9.5%	8.5%
144	179	68	162,581	6.6%	8.6%
180	240	8	22,275	0.8%	1.2%
Total		1,032	$1,879,895	100.0%	100.0%
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
The average yield to maturity of publicly traded life insurance company bonds data we consider as inputs to our life insurance portfolio valuation process was 1.48% as of March 31, 2021. We believe this average yield to maturity reflects, in part, the financial market’s judgment that credit risk is low with regard to these carriers’ financial obligations. The obligations of life insurance carriers to pay life insurance policy benefits ranks senior to all of their other financial obligations, including the senior bonds they issue. As of March 31, 2021, 95.7% of the face value benefits of our life insurance policies were issued by insurers having an investment-grade credit rating (BBB or better) by Standard & Poor’s.

As of March 31, 2021, our ten largest life insurance company credit exposures and the Standard & Poor’s credit rating of their respective financial strength and claims-paying ability is set forth below:
Distribution of Policy Benefits by Top 10 Insurance Companies

Rank	Policy Benefits (in Thousands)	Percentage of Policy Benefit Amount	Insurance Company	S&P Insurer Financial Strength Rating
1	$262,493	14.0%	John Hancock Life Insurance Company	AA-
2	209,614	11.2%	Lincoln National Life Insurance Company	AA-
3	201,236	10.7%	Equitable Financial Life Insurance Company	A+
4	164,491	8.8%	Transamerica Life Insurance Company	A+
5	157,244	8.4%	Brighthouse Life Insurance Company	AA-
6	86,339	4.6%	American General Life Insurance Company	A+
7	84,998	4.5%	Pacific Life Insurance Company	AA-
8	63,876	3.4%	ReliaStar Life Insurance Company	A+
9	57,862	3.1%	Security Life of Denver Insurance Company	A+
10	54,969	2.9%	Protective Life Insurance Company	AA-
	$1,343,122	71.6%
ExAlt Trusts’ Investment in Alternative Assets
Beneficient’s primary operations, which commenced on September 1, 2017, consist of offering its liquidity and trust administration services to its customers, primarily through certain of Ben LP’s operating subsidiaries, Ben Liquidity (as defined below) and Ben Custody Admin (as defined below), respectively. Ben Liquidity offers simple, rapid and cost-effective liquidity products to its customers through the use of customized trust vehicles, the ExAlt Trusts, that facilitate the exchange of a customer’s alternative assets for consideration using a unique financing structure. A subsidiary of Ben Liquidity makes ExAlt Loans to certain of the ExAlt Trusts. Ben Liquidity generates interest and fee income earned in connection with such ExAlt Loans to certain of the ExAlt Trusts, which are collateralized by the cash flows from the exchanged alternative assets (the “Collateral”). Ben Custody Admin provides trust administration services to the trustees of certain of the ExAlt Trusts that own the exchanged alternative asset following a liquidity transaction for fees payable quarterly. The Collateral supports the repayment of the loans plus any related interest and fees. Since the ExAlt Trusts are consolidated, Ben LP’s operating subsidiary ExAlt Loans and interest and fee income are eliminated in the presentation of our condensed consolidated financial statements.

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

The ExAlt Trusts held interests in alternative assets with a net asset value of $219.4 million and $221.9 million at March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, the ExAlt Trusts’ portfolio had exposure to 115 professionally managed alternative investment funds, comprised of 321 underlying investments, 97 percent of which are investments in private companies.

The portfolio of alternative assets, excluding the collateral exchanged in the Collateral Swap, which is eliminated in consolidation, covers the following industry sectors and geographic regions as of the dates shown below (dollar amounts in thousands):

	March 31, 2021		December 31, 2020
Industry Sector	Value	Percent of Total	Value	Percent of Total
Diversified Financials	28,923	13.2%	28,462	12.8%
Food and Staples Retailing	28,556	13.0%	24,450	11.0%
Software and Services	26,728	12.2%	23,310	10.5%
Telecommunication Services	26,274	12.0%	27,401	12.3%
Utilities	20,963	9.6%	21,740	9.8%
Not Applicable (e.g., Escrow, Earnouts)(1)	18,985	8.7%	18,138	8.2%
Semiconductors and Semiconductor Equipment	13,154	6.0%	21,271	9.6%
Health Care Equipment and Services	12,243	5.6%	14,682	6.6%
Other(1)	43,603	19.7%	42,440	19.2%
Total	$219,429	100.0%	$221,894	100.0%

	March 31, 2021		December 31, 2020
Geography	Value	Percent of Total	Value	Percent of Total
North America	$100,670	45.8%	$95,569	43.1%
Western Europe	46,235	21.1%	50,219	22.6%
Latin & South America	29,318	13.4%	25,255	11.4%
Asia	28,671	13.1%	36,436	16.4%
Other(2)	14,535	6.6%	14,415	6.5%
Total	$219,429	100.0%	$221,894	100.0%
_______________________________________________________________
(1)Industries in this category each comprise less than 5 percent as of March 31, 2021.
(2)Locations in this category each comprise less than 5 percent.
Assets in the portfolio consist primarily of interests in alternative investment vehicles (also referred to as “funds”) that are managed by a group of U.S. and non-U.S. based alternative asset management firms that invest in a variety of financial markets and utilize a variety of investment strategies. The vintages of the funds in the portfolio as of March 31, 2021 ranged from 1993 to 2018.
As the ExAlt Trusts grow their portfolio, they will monitor the diversity of the portfolio through the use of concentration guidelines. These guidelines were established, and will be periodically updated, through a data driven approach based on asset type, fund manager, vintage of fund, industry segment and geography to manage portfolio risk. Beneficient will refer to these guidelines when making decisions about new financing opportunities; however, these guidelines will not restrict Beneficient from entering into financing opportunities that would result in Beneficient having exposure outside of its concentration guidelines. In addition, changes to the ExAlt Trusts’ portfolio may lag changes to the concentration guidelines. As such, the ExAlt Trusts’ portfolio may, at any given time, have exposures that are outside of its concentration guidelines to reflect, among other things, attractive financing opportunities, limited availability of assets, or other business reasons. Given the ExAlt Trusts’ limited operating history, the portfolio as of March 31, 2021 had exposure to certain alternative investment vehicles and investments in private companies that were outside of those guidelines.
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
Industry sector is based on Global Industry Classification Standard (GICS®) Level 2 classification (also known as “Industry Group”) of companies held in the portfolio by funds or directly, subject to certain adjustments by us. “Other” classification is not a GICS® classification. “Other” classification reflects companies in the GICS® classification categories of Automobiles & Components, Banks, Capital Goods, Commercial & Professional Services, Consumer Durables & Apparel, Consumer Services, Energy, Food, Beverage & Tobacco, Household & Personal Products, Insurance, Materials, Media & Entertainment, Pharmaceutical, Biotechnology & Life Sciences, Real Estate, Retailing, Tech Hardware & Equipment, and Transportation. N/A includes investments assets that we have determined do not have an applicable GICS® Level 2 classification, such as Net Other Assets and investments that are not operating companies.
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
Principal Revenue and Expense Items
During the three months ended March 31, 2021 and 2020, we earned revenues from the following primary sources:
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
•Investment Income. Includes the change in NAV of the alternative assets held by certain of the ExAlt Trusts.
•Interest Income. Primarily includes interest earned from policy benefits receivable and cash held in banks.
•Other Income. Includes changes in the fair value of Beneficient’s investment in put options, L Bond redemption fees, and other miscellaneous income.
During the three months ended March 31, 2021 and 2020, our main components of expense are summarized below:
•Interest Expense. Includes interest incurred under the second amended and restated senior credit facility with LNV Corporation (as amended from time to time, “LNV Credit Facility”), as well as interest paid on GWG Holdings’ L Bonds, Seller Trust L Bonds and other outstanding indebtedness, including Beneficient’s debt due to related parties. When we issue debt, we amortize the financing costs (commissions and other fees) associated with such indebtedness over the outstanding term of the financing and classify it as interest expense.
•Employee Compensation and Benefits. Employee compensation and benefits includes salaries, bonuses and other incentives and costs of employee benefits. Also included are significant non-cash compensation expenses totaling $5.2 million and $68.9 million for the three months ended March 31, 2021 and 2020, respectively, related to Beneficient’s equity incentive plans.
•Selling, General and Administrative Expenses. We recognize and record expenses incurred in our business operations, including operations related to the servicing of life insurance policies, the origination and servicing of ExAlt Loans and costs associated with trust administration. These expenses include legal and professional fees, sales, marketing, occupancy and other expenditures.

Additional components of our net earnings include:
•Earnings (Loss) from Equity Method Investment. We account for GWG Holdings’ investment in FOXO as an equity method investment, which is included in earnings (loss) from equity method investment in our condensed consolidated statements of operations. We had losses from equity method investments of $3.5 million and $1.5 million during the three months ended March 31, 2021 and 2020, respectively.
Results of Operations —Three Months Ended March 31, 2021 Compared to the Same Period in 2020
The following is our analysis of the results of operations for the periods indicated below. This analysis should be read in conjunction with our condensed consolidated financial statements and related notes (dollar values in thousands).
Net Loss Attributable to Common Shareholders
Net loss attributable to common shareholders was $54.4 million and $47.3 million for the three months ended March 31, 2021 and 2020, respectively. The results of operations for the three months ended March 31, 2021 reflect higher interest expense as result of increased average debt balances and higher operating expenses as a result of increased headcount and ongoing transactions and other business initiatives, combined with a lower gain on life insurance policies. More details regarding revenue and expenses for the three months ended March 31, 2021 and 2020 are included in the discussion below.
Revenue from Secondary Life Insurance

	Three Months Ended March 31,
	2021	2020
Revenue realized from maturities of life insurance policies	$17,385	$19,467
Revenue recognized from change in fair value of life insurance policies	8,162	12,177
Premiums and other annual fees paid	(18,635)	(17,199)
Gain on life insurance policies, net	$6,912	$14,445
Attribution of gain on life insurance policies, net:
Change in estimated probabilistic cash flows, net of premium and other annual fees paid	$(5,388)	$652
Net revenue recognized at maturity	12,300	13,793
Gain on life insurance policies, net	$6,912	$14,445

Number of policies matured	26	20
Face value of matured policies	$25,960	$25,502
Net revenue recognized at maturity event (% of face value matured)	47.4%	54.1%
Revenue from changes in estimated probabilistic cash flows, net of premiums paid was a charge of $5.4 million compared to a return of $0.7 million during the three months ended March 31, 2021 and 2020, respectively. The decrease of $7.5 million in gain on life insurance policies for the three months ended March 31, 2021, over the comparable prior year period, was driven by lower revenue realized from maturities of life insurance policies (see more details in the following paragraph), a lower amount of revenue recognized from changes in fair value of the policies still in force at March 31, 2021, and higher premium costs due to the aging of the portfolio.
The face value of matured policies was $26.0 million and $25.5 million for the three months ended March 31, 2021 and 2020, respectively, reflecting an increase in face value of matured policies of $0.5 million. The resulting revenue realized at maturity was $17.4 million and $19.5 million during the three months ended March 31, 2021 and 2020, respectively. The decreased revenue realized at maturity during the comparable periods was due to the higher carrying value of the policies that matured during the first quarter of 2021 compared to the first quarter of 2020.

Investment Income, Interest Income, and Other Income (in thousands)

	Three Months Ended March 31,
	2021	2020	Variance
Investment income	$2,090	$7,556	$(5,466)
Interest income	317	715	(398)
Other (loss) income	(1,560)	96	(1,656)
Total	$847	$8,367	$(7,520)
Investment income decreased $5.5 million during the three months ended March 31, 2021, compared to the same period in 2020, primarily due to a decrease in the NAV of the alternative assets held by certain of the ExAlt Trusts.
Interest income decreased $0.4 million during the three months ended March 31, 2021, compared to the same period in 2020, primarily due to a decrease in average cash balances and corresponding bank interest earned.
Other loss during the three months ended March 31, 2021, includes a $2.2 million decrease to the fair value of Beneficient's investment in put options, compared to L Bond early redemption fees and other miscellaneous income items recorded in the comparable period in 2020.
Interest and Operating Expenses (in thousands)

	Three Months Ended March 31,
	2021	2020	Variance
Interest expense (including amortization of deferred financing costs)	$41,382	$35,871	$5,511
Employee compensation and benefits	15,024	77,704	(62,680)
Legal and professional fees	8,128	6,163	1,965
Other expenses	7,003	3,612	3,391
Total expenses	$71,537	$123,350	$(51,813)
Interest expense, including amortization of deferred financing costs, increased $5.5 million during the three months ended March 31, 2021, compared to the same period in 2020, primarily due to the increase in the average balance of outstanding L Bonds.
The decrease in employee compensation and benefits in the three months ended March 31, 2021, compared to the same period of 2020, was primarily related to Beneficient’s equity incentive plans. Specifically, the Company recognized $5.2 million compared to $68.9 million of equity-based compensation expense related to Beneficient’s equity incentive plans during the three months ended March 31, 2021 and 2020, respectively. The decrease is due to the full vesting of some awards upon grant during the first quarter of 2020 compared to predominately service-based vesting during the first quarter of 2021. In addition to Beneficient’s equity-based compensation expense, we recognized additional retention, severance and other costs in the first quarter of 2020 related to the relocation of GWG Holdings’ principal offices from Minneapolis to Dallas in late 2019. Finally, these decreases were partially offset by higher salary and benefit costs recognized as a result of higher headcount for the comparable periods.
The increase in legal and professional fees in the three months ended March 31, 2021, compared to the same periods of 2020, is primarily the result of recent transactions, the engagement of certain service providers subsequent to first quarter 2020, and other ongoing initiatives.
The increase in other expenses, in the three months ended March 31, 2021 compared to the same periods of 2020, is primarily due to the $2.0 million write-off of an investment related to legacy business initiatives of GWG Holdings combined with a $1.3 million partial expense reversal of a service provider accrual by Beneficient during the first quarter of 2020.

Income Taxes
The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods.
The Company’s effective tax rate was 0.43% for the three months ended March 31, 2021. The income tax benefit for the three months ended March 31, 2021 was $0.3 million, compared to $16.1 million for the three months ended March 31, 2020. The effective tax rate differs from the statutory U.S. federal income tax rate of 21% primarily due to valuation allowances recorded on the current year losses, offset by a current state tax expense. The income tax benefit for the three months ended March 31, 2021 primarily reflects a downward adjustment to the deferred tax liability for specific expense allocations to the holders of the Preferred Series A Subclass 1 Unit Accounts.
The Company currently records a valuation allowance against its deferred tax assets that cannot be realized solely by the future reversal of existing temporary differences. Due to the uncertain timing of the reversal of certain of these taxable temporary differences due to the constraint described below, they cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore, the vast majority of the existing deferred tax liability cannot be utilized in determining the realizability of the deferred tax assets. Due to a prior deemed ownership change, net operating loss carryforwards are subject to Section 382 of the Internal Revenue Code.
The Company determined it cannot utilize the reversal of a taxable temporary difference related to GWG Life’s ownership in the Preferred Series A Subclass 1 Unit Accounts described in Note 1, until such time as the preferred equity is no longer constrained, as a source of income to realize existing deferred tax assets related to the net operating loss and Internal Revenue Code Section 163(j) limitations. As a result, the Company recorded a large net deferred tax liability on December 31, 2019, the majority of which remained as of March 31, 2021 and December 31, 2020. The disposition of this investment is constrained by the Pledge and Security Agreement in favor of the holders of the L Bonds of GWG Holdings. As such, the timing of recognition of the necessary taxable income related to this investment and the future reversal of this taxable temporary difference cannot be predicted.
Revenue and Earnings before Tax by Reportable Segment — Three Months Ended March 31, 2021 Compared to the Same Period in 2020
We have two reportable segments: 1) Secondary Life Insurance and 2) Beneficient. Corporate & Other includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, management and administrative services to support the overall operations of the Company, and GWG Holdings’ equity method investment in FOXO.
Comparison of revenue by reportable segment for the periods indicated (in thousands):

	Three Months Ended March 31,
Revenue:	2021	2020	Variance
Secondary Life Insurance	$7,172	$15,148	$(7,976)
Beneficient	587	7,664	(7,077)
Total	$7,759	$22,812	$(15,053)
The primary components of the changes in revenue during the three months ended March 31, 2021 compared to the same periods in 2020 were as follows:
•Secondary Life Insurance revenue decreased by $8.0 million during the three months ended March 31, 2021, compared to the comparable period in 2020, primarily as a result of a decrease of $4.6 million in the change in estimated probabilistic cash flows, a decrease of $1.5 million in net revenue recognized at maturity and an increase of $1.4 million in premium expense.

•Beneficient segment revenue decreased for the three months ended March 31, 2021 compared to the same period in 2020, due to a $5.5 million decrease in investment income driven by the decrease in NAV combined with a $2.2 million loss on investment in put option during the first quarter of 2021.

Comparison of loss before tax by reportable segment for the periods indicated (in thousands):

	Three Months Ended March 31,
Segment Loss Before Tax	2021	2020	Variance
Secondary Life Insurance	$(22,389)	$(14,721)	$(7,668)
Beneficient	(31,593)	(80,194)	48,601
Corporate & Other(1)	(13,310)	(7,153)	(6,157)
Total	$(67,292)	$(102,068)	$34,776
_______________________________________________
(1)Includes loss from equity method investments as presented in our condensed consolidated statements of operations, related to GWG Holdings’ investment in FOXO.
The primary drivers of the changes in loss before tax during the three months ended March 31, 2021, compared to the same period in 2020 were as follows:
•Secondary Life Insurance loss before tax increased by $7.7 million for the three months ended March 31, 2021 compared to the same period in 2020, as a result of the following:
•$7.5 million decrease in gain on life insurance policies, net for the comparative period as described above in the revenue comparison discussion;
•$4.9 million increase in interest expense during the comparative periods as a result of higher average debt outstanding; and
•$5.2 million decrease in operating expenses during the comparative period, primarily resulting from lower employee compensation and benefits.
•Beneficient segment loss before tax decreased by $48.6 million for the three months ended March 31, 2021, respectively, compared to the same period in 2020, primarily due to:
•a decrease of $60.1 million in non-cash charges for equity incentive compensation;
•a decrease in investment income of $5.5 million combined with an increase in loss on put option of $2.2 million as described above in the revenue comparison discussion; and
•increases in interest and other operating expenses of approximately $3.6 million.
•Corporate and Other operating loss was higher during the three months ended March 31, 2021 compared to the same period in 2020, primarily due to an increase in loss from equity method investment of $2.0 million, the write-off of a $2.0 million investment related to legacy business initiatives, and higher legal fees and other expenses of approximately $2.0 million.
Liquidity and Capital Resources
As of March 31, 2021 and December 31, 2020, we had approximately $114.2 million and $124.2 million, respectively, in combined available cash, cash equivalents, and restricted cash. We generated net losses attributable to common shareholders of $54.4 million and $47.3 million for the three months ended March 31, 2021 and 2020, respectively. As of October 15, 2021, we had cash, cash equivalents, and restricted cash of approximately $54.3 million. Besides funding operating expenditures, we are obligated to pay other items, such as interest payments. debt maturities, and preferred stock dividends and redemptions.
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
We currently fund our business primarily with debt that generally has a shorter duration than the duration of our long-term assets. The resulting asset/liability mismatch can result in a liquidity shortfall if we are unable to renew maturing short-term debt or secure suitable additional financing. In such a situation, we could be forced to sell assets at less than optimal (distressed) prices. Substantially all of our life insurance policies are pledged as collateral under the LNV Credit Facility and the NF Credit Facility and we would not be able to dispose of them without compliance with the terms of those credit facilities. We heavily rely on GWG Holdings’ L Bond offering to fund our business operations, including, among other things, interest and principal payments on existing L Bonds and capital allocations to Beneficient. We temporarily suspended the offering of GWG Holdings’ L Bonds, commencing April 16, 2021, as a result of our delay in filing certain periodic reports with the SEC, including this Quarterly Report on Form 10-Q, and were required to seek alternative sources of capital.

As a result of the suspension of GWG Holdings’ L Bond offering, on June 28, 2021 (as described in more detail below), we pledged additional life insurance policies as collateral and received an additional advance of $51.2 million under the Third Amended Facility. Subsequently, on August 11 2021, we entered into the NF Credit Agreement (as described in more detail above and in Note 17 to the condensed consolidated financial statements) and received a one-time advance of $107.6 million under this agreement. Approximately $56.7 million of such advanced amount was used to pay off the remaining amount due, including interest and penalties, under the Third Amended Facility and the additional pledged life insurance policies used as collateral for the Third Amended Facility were released and pledged under the NF Credit Facility. Further, on September 7, 2021, DLP IV entered into the Fourth Amended Facility, that replaced the aforementioned Third Amended Facility. The Fourth Amended Facility resulted in an additional advance of $30.3 million from LNV Corporation, with no additional pledged collateral.

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
We had $126.0 million of borrowing base capacity, excluding any potential capacity for premiums and servicing costs, under the LNV Credit Facility as of March 31, 2021. Additional future borrowing base capacity for premiums and servicing costs, created as the premiums and servicing costs of pledged life insurance policies become due and by additional policy pledges to the facility, if any, exists under the LNV Credit Facility at the sole discretion of the lender. The LNV Credit Facility has certain financial and nonfinancial covenants, and we were in compliance with these debt covenants as of March 31, 2021 and continue to be so as of the filing date of this report. Subsequent to March 31, 2021, we received additional advances through amendments to the LNV Credit Facility and entered into the NF Credit Facility (as described above and more fully in Note 17 to the condensed consolidated financial statements).
Beneficient is obligated to make debt payments totaling $75.6 million on certain outstanding borrowings through May 30, 2022 under the terms of the Amendment No. 1 to the Second Amended and Restated Credit Agreements as discussed further in Note 17 to the condensed consolidated financial statements. Primarily due to both the forthcoming debt payments under the Credit Agreement and Second Lien Credit Agreement and the anticipated deconsolidation of Beneficient from GWG Holdings, as discussed previously and in Note 17, which is expected to result in reduced reliance by Beneficient on GWG Holdings to fund its operations, Beneficient will require additional liquidity to continue its operations over the next twelve months. Beneficient expects to satisfy these obligations and fund its operations through anticipated operating cash flows, proceeds from distributions on the alternative assets portfolio, additional investments into Beneficient by GWG Holdings and/or other parties and, potentially refinancing with other third-party lenders some or all of the existing borrowings due prior to their maturity. Beneficient is currently in the process of raising additional equity, which is anticipated to close during the fourth quarter of 2021 and/or the first quarter of 2022.
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
As noted in the “Results of Operations” section above, on November 11, 2019, GWG Holdings contributed the common stock and membership interests of its then wholly-owned FOXO Labs and FOXO Life subsidiaries to FOXO in exchange for a membership interest in the entity. On November 13, 2020, FOXO BioScience LLC converted to a corporation and is now known as FOXO Technologies Inc. With the corporate conversion, GWG Holdings’ previous membership interest in the LLC converted to preferred equity. GWG Holdings has contributed $1.2 million in cash to FOXO during the three months ended March 31, 2021, and is committed to contribute an additional $2.5 million to the entity through October 2021, all of which has been contributed through such date.
The potential NASDAQ delisting and our current inability to sell L Bonds as discussed above, in combination with significant recurring losses from operations, negative cash flows from operations, delays in executing our business plans, and any potential negative outcome from the ongoing SEC investigation discussed elsewhere in this Form 10-Q, raise substantial doubt about our ability to continue as a going concern for the next 12 months following the filing of this Form 10-Q.
Financings Summary
We had the following outstanding debt balances as of March 31, 2021 and December 31, 2020, with the following weighted average interest rates as calculated for the three months ended March 31, 2021, and the year ended December 31, 2020 (dollars in thousands):

	March 31, 2021		December 31, 2020
Issuer/Borrower	Principal Amount Outstanding	Weighted Average Interest Rate	Principal Amount Outstanding	Weighted Average Interest Rate
GWG DLP Funding IV, LLC – LNV senior credit facility	$174,007	9.00%	$202,611	9.12%
GWG Holdings, Inc. – L Bonds	1,372,305	7.21%	1,277,881	7.21%
GWG Holdings, Inc. – Seller Trust L Bonds	272,104	7.50%	272,104	7.50%
Beneficient – Debt due to related parties	78,213	7.87%	77,176	6.50%
Total	$1,896,629	7.44%	$1,829,772	7.43%

The table below reconciles the face amount of our outstanding debt to the carrying value shown on our balance sheets (dollars in thousands):

	March 31, 2021	December 31, 2020
Senior credit facility with LNV Corporation
Face amount outstanding	$174,007	$202,611
Unamortized deferred financing costs	(8,552)	(8,881)
Carrying amount	$165,455	$193,730
L Bonds and Seller Trust L Bonds:
Face amount outstanding	$1,644,409	$1,549,985
Subscriptions in process	24,762	17,978
Unamortized selling costs	(51,976)	(48,957)
Carrying amount	$1,617,195	$1,519,006
Debt due to related parties:
Face amount outstanding	$78,213	$77,176
Unamortized discount	(1,258)	(916)
Carrying amount	$76,955	$76,260
In January 2015, GWG Holdings began publicly offering up to $1.0 billion of L Bonds as a follow-on to our earlier $250.0 million public debt offering. In January 2018, GWG Holdings began publicly offering up to $1.0 billion L Bonds as a follow-on to its earlier offering.
On June 3, 2020, a registration statement relating to an additional public offering was declared effective permitting us to sell up to $2.0 billion in principal amount of L Bonds on a continuous basis through June 2023. These bonds contain the same terms and features as our previous offerings. Through March 31, 2021, we have raised $408.6 million under this offering, including renewals, since it was declared effective.
Through March 31, 2021, the total amount of L Bonds sold under all offerings, including renewals, was $2.3 billion. As of March 31, 2021 and December 31, 2020, respectively, we had approximately $1.4 billion and $1.3 billion in principal amount of L Bonds outstanding (exclusive of Seller Trust L Bonds).
On August 10, 2018, GWG Holdings, GWG Life and the Bank of Utah, as trustee, entered into the L Bond Supplemental Indenture to the Amended and Restated Indenture. GWG Holdings entered into the L Bond Supplemental Indenture to add and modify certain provisions of the Amended and Restated Indenture necessary to provide for the issuance of the Seller Trust L Bonds. GWG Holdings issued Seller Trust L Bonds in the amount of $366.9 million to the Seller Trusts in connection with the Exchange Transaction. As a result of the Collateral Swap discussed in Note 1 to the condensed consolidated financial statements, $94.8 million of the Seller Trust L Bonds are eliminated upon consolidation. The maturity date of the Seller Trust L Bonds is August 9, 2023. The Seller Trust L Bonds bear interest at 7.5% per annum. Interest is payable monthly in cash (see Note 9 to the condensed consolidated financial statements). The Amended and Restated Indenture was subsequently amended on December 31, 2019, primarily to modify the calculation of the Debt Coverage Ratio in the Indenture to provide GWG Holdings with the ability to incur indebtedness (directly or through a subsidiary of GWG Holdings) that is payable in capital stock of GWG Holdings or mandatorily convertible into or exchangeable for capital stock of GWG Holdings that would be excluded from the calculation of the Debt Coverage Ratio. On December 31, 2020, we entered into the Liquidity Bond Supplemental Indenture to add and modify certain provisions of the Amended and Restated Indenture necessary to provide for the issuance of the Liquidity Bonds in a principal amount of up to $1.0 billion.
The weighted-average interest rate of GWG Holdings’ outstanding L Bonds (excluding the Seller Trust L Bonds) as of both March 31, 2021 and December 31, 2020 was 7.21%, and the weighted-average maturity at those dates was 3.16 years and 3.19 years, respectively. GWG Holdings’ L Bonds (other than the Seller Trust L Bonds and Liquidity Bonds) have renewal features. Since we first issued GWG Holdings’ L Bonds, we have experienced $801.3 million in maturities, of which $424.1 million has renewed through March 31, 2021, for an additional term. This renewal activity has provided us with an aggregate renewal rate of approximately 52.9% for investments in these securities.

Future contractual maturities of L Bonds (including the Seller Trust L Bonds and Liquidity Bonds) at March 31, 2021 are as follows (in thousands):

Years Ending December 31,
Nine months ending 2021(1)	$414,695
2022	292,084
2023	235,831
2024	159,779
2025	166,413
Thereafter	375,607
$1,644,409
(1)As of March 31, 2021, we had approximately $366.9 million in principal amount of Seller Trust L Bonds outstanding, of which $94.8 million are held by the ExAlt Trusts and are eliminated in consolidation. Accordingly, the net of these amounts, $272.1 million, is presented in the table above. As the second anniversary of the Final Closing Date has passed, the holders of the Seller Trust L Bonds now have the right to cause GWG Holdings to repurchase, in whole but not in part, the Seller Trust L Bonds held by such holder within 45 days. As such, while the maturity date of the Seller Trust L Bonds is in August 2023, their contractual maturity is reflected in 2021, as that is the first period in which they could become payable. The repurchase may be paid, at the option of GWG Holdings, in the form of cash, and/or a pro rata portion of (i) the outstanding principal amount and accrued and unpaid interest under the Commercial Loan Agreement, and (ii) Common Units, or a combination of cash and such property.
The L Bonds (including the Seller Trust L Bonds and Liquidity Bonds) are secured by all of our assets and are subordinate to the LNV Credit Facility and the NF Credit Facility.
On September 27, 2017, we entered into a $300 million amended and restated senior credit facility with LNV Corporation in which DLP IV is the borrower. As of March 31, 2021, we had approximately $174.0 million outstanding under the senior credit facility. On November 1, 2019, we entered into the LNV Credit Facility, which replaced the prior agreement governing the facility. A description of the agreement governing the LNV Credit Facility is set forth below under the caption “Amendment of Credit Facility with LNV Corporation.” We intend to use the proceeds from this facility to maintain our portfolio of life insurance policies, for liquidity and for general corporate purposes.
Beneficient had borrowings with an aggregate carrying value of $77.0 million and $76.3 million as of March 31, 2021 and December 31, 2020, respectively. This aggregate outstanding balance includes a first lien credit agreement and a second lien credit agreement with respective balances, including accrued interest, of $2.3 million and $73.2 million as of March 31, 2021 and $2.3 million and $72.3 million as of December 31, 2020, respectively. These amounts exclude an unamortized discount of $1.3 million and $0.9 million as of March 31, 2021 and December 31, 2020, respectively. Both credit agreements were amended and restated on August 13, 2020, which extended the maturity for both to April 10, 2021, as discussed in detail in Note 9 to the condensed consolidated financial statements. In accordance with the terms of the Second Amendments, dated August 13, 2020, both loans accrue interest at a rate of 1-month LIBOR plus 8.0%, with a maximum rate of 9.5%. Prior to the Second Amendments, both loans accrued interest at a rate of 1-month LIBOR plus 3.95%, compounded daily. On March 10, 2021, the Ben Credit Agreements were amended to extend the maturity for both agreements to May 30, 2022, as discussed in detail in Note 17 to the condensed consolidated financial statements. These loans are not currently guaranteed by GWG Holdings as of March 31, 2021.
Beneficient has additional borrowings maturing in 2023 and 2024 with an aggregate principal balance of $2.7 million and $2.6 million as of March 31, 2021 and December 31, 2020, respectively.
We expect to meet our ongoing operational capital needs for, among other things, GWG Holdings’ investments in Beneficient, alternative asset investments, policy premiums and servicing costs, new policy acquisitions, exploring opportunities to establish a life insurance company, working capital and financing expenditures including paying principal, interest and dividends through a combination of the receipt of policy benefits from our portfolio of life insurance policies, net proceeds from GWG Holdings’ L Bond offering, dividends and interest from investments, distributions from the alternative assets held by certain of the ExAlt

Trusts, future preferred and common equity offerings, and funding available from the LNV Credit Facility. We estimate that our liquidity and capital resources are sufficient for our current and projected financial needs for at least the next twelve months given current assumptions. However, if we are unable to continue GWG Holdings’ L Bond or preferred stock offerings for any reason, and we are unable to obtain capital from other sources, our business will be materially and adversely affected. In addition, our business will be materially and adversely affected if we do not receive the policy benefits we forecast and if holders of GWG Holdings’ L Bonds fail to renew with the frequency we have historically experienced. In such a case, we could be forced to sell our investments in life insurance policies to service or satisfy our debt-related and other obligations. A sale under such circumstances may result in significant impairment of the recognized value of our portfolio.
Capital expenditures have historically not been material and we do not anticipate making material capital expenditures through the remainder of 2021.
Alternative Assets and Secured Indebtedness
The following information is specifically related to GWG Holdings, Inc. and its subsidiaries (not including the assets and liabilities held by Beneficient or any eliminations in consolidation).
The following table seeks to illustrate the impact that a hypothetical sale of our portfolio of life insurance assets (at various discount rates, including the discount rate used to value our portfolio at March 31, 2021), and the realization of the investment in Common Units, investment in Preferred Series A Subclass 1 Unit Account of BCH, investment in Preferred Series C Unit Account of BCH (a substantial majority of the net assets of which are currently represented by intangible assets and goodwill), and the Commercial Loan Agreement (in each case, at their respective carrying amounts and assuming no discount for lack of marketability or transaction costs, which could be substantial) would have on our ability to satisfy our debt obligations as of March 31, 2021. The investment in Common Units, investment in Preferred Series A Subclass 1 Unit Account of BCH, investment in Preferred Series C Unit Account of BCH, and Commercial Loan Agreement are discussed in detail in Note 1 and other applicable notes to the condensed consolidated financial statements. The amounts in the table below do not include the consolidation of the assets and liabilities of Beneficient and related eliminations as of March 31, 2021. In all cases, the sale of the life insurance assets owned by DLP IV will be used first to satisfy all amounts owing under the LNV Credit Facility. The net sale proceeds remaining after satisfying all obligations under the LNV Credit Facility would be applied to the L Bonds and Seller Trust L Bonds on a pari passu basis. All dollar amounts in the table below are in thousands.

Life Insurance Portfolio Discount Rate	8.25%(1)	9.00%	10.00%	12.00%	13.48%
Value of life insurance portfolio	$791,499	$764,699	$731,570	$673,041	$635,435
Common Units	437,990	437,990	437,990	437,990	437,990
Preferred Series A Subclass 1 Unit Account of BCH	319,030	319,030	319,030	319,030	319,030
Preferred Series C Unit Account of BCH	210,624	210,624	210,624	210,624	210,624
Commercial Loan Agreement	183,187	183,187	183,187	183,187	183,187
Cash, cash equivalents and policy benefits receivable	114,641	114,641	114,641	114,641	114,641
Other assets	12,055	12,055	12,055	12,055	12,055
Total assets	2,069,026	2,042,226	2,009,097	1,950,568	1,912,962
Less: Senior credit facility(2)	174,007	174,007	174,007	174,007	174,007
Net after senior credit facility	1,895,019	1,868,219	1,835,090	1,776,561	1,738,955
Less: L Bonds(3)	1,739,197	1,739,197	1,739,197	1,739,197	1,739,197
Net remaining	$155,822	$129,022	$95,893	$37,364	$(242)
Impairment to L Bonds	No impairment	No impairment	No impairment	No Impairment	Impairment
(1)The discount rate used to calculate the fair value of our life insurance portfolio as of March 31, 2021.
(2)This amount excludes unamortized deferred financing costs.
(3)Amount represents aggregate outstanding principal balance of L Bonds and Seller Trust L Bonds prior to eliminations as of March 31, 2021.
The above table illustrates that our ability to fully satisfy amounts owing under the L Bonds and Seller Trust L Bonds would likely be impaired upon the sale or the realization of the investment in Common Units, investment in Preferred Series A Subclass 1 Unit Account of BCH, investment in Preferred Series C Unit Account of BCH and Commercial Loan Agreement at their respective carrying amounts, plus all our life insurance assets at a price equivalent to a discount rate of approximately 13.48% or higher at March 31, 2021. At December 31, 2020, the likely impairment occurred at a discount rate of approximately

16.12% or higher. Based on a preliminary analysis, at September 30, 2021, management expects the likely impairment, as calculated in accordance with the table above, to occur at a discount rate of approximately 8.50% or higher. The above hypothetical analysis is included for informational purposes only, and the results of such analysis have no bearing on the current ability of GWG Holdings to market and sell L Bonds or to satisfy amounts owing under the L Bonds and Seller Trust L Bonds.
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
The table also assumes GWG Holdings will realize the full amounts of the investment in Common Units, investment in Preferred Series A Subclass 1 Unit Account of BCH, investment in Preferred Series C Unit Account of BCH, and Commercial Loan Agreement. However, the ultimate value of these investments in Beneficient depends on multiple factors, including the expected growth of new service offerings and products. Since predicting the rate of growth attributable to newly launched products is inherently uncertain, there is no assurance that GWG Holdings will recover the full book basis of its investments in Beneficient. Additionally, there is currently no market for the aforementioned assets, and a market may not develop. Our Commercial Loan receivable and a portion of GWG Holdings’ investment in the Common Units may be used as consideration for retiring the Seller Trust L Bonds upon a redemption event or at the maturity of the Seller Trust L Bonds (see Note 9 to the condensed consolidated financial statements). This table also does not include the yield maintenance fee we are required to pay in certain circumstances under the LNV Credit Facility, which could be substantial. The above table should be read in conjunction with the information contained in other sections of this report, including the notes to the condensed consolidated financial statements in this Form 10-Q and our 2020 Form 10-K.
Amendments of Senior Credit Facility with LNV Corporation
Effective November 1, 2019, DLP IV entered into the LNV Credit Facility. The LNV Credit Facility makes available a total of up to $300.0 million in credit to DLP IV with a maturity date of September 27, 2029. Subject to available borrowing base capacity, additional advances are available under the LNV Credit Facility at the LIBOR rate described below. Such advances are available to pay premiums and servicing costs of pledged life insurance policies as such amounts become due. Interest will accrue on amounts borrowed under the LNV Credit Facility at an annual interest rate, determined as of each date of borrowing or quarterly if there is no borrowing, equal to (a) the greater of 1.50% or 12-month LIBOR, plus (b) 7.50% per annum. The effective rate at March 31, 2021 was 9.00%. Interest payments are made on a quarterly basis. As of March 31, 2021, we had approximately $174.0 million outstanding under the senior credit facility.
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
We are subject to various financial and non-financial covenants under the LNV Credit Facility, including, but not limited to, compliance with laws, preservation of existence, financial reporting, keeping of proper books of record and account, payment of taxes, and ensuring that neither DLP IV nor GWG Life become an investment company. As of March 31, 2021, we were in compliance with all financial and non-financial covenants, except as discussed below.
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
Beneficient primarily finances its business through repayments on ExAlt Loans. Such repayments are funded from a portion of the cash distributions the ExAlt Trusts receive from their alternative assets and additional investments in Beneficient by GWG Holdings and/or other parties. See Note 9 to the condensed consolidated financial statements for details on the amendments of Beneficient’s credit agreements. Beneficient uses proceeds from these sources to fund liquidity transactions and potential unfunded capital commitments, working capital, debt service payments, and costs associated with potential future products.

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
Our total interest expense of $41.4 million and $35.9 million for the three months ended March 31, 2021 and 2020, respectively, represents the largest cash expense item in each period. Preferred stock cash dividends were $3.2 million and $4.0 million for the three months ended March 31, 2021 and 2020, respectively. While reducing our cost of funds and increasing our common equity base are primary goals of the Company, until we do so we will continue to expend significant amounts of cash for interest and dividend payments and will thus continue to rely heavily on our ability to raise cash from GWG Holdings’ L Bond offering, LNV Credit Facility and other means as they are developed and available.
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

Years Ending December 31,	Premiums	Servicing	Total
Nine months ending 2021	$52,652	$1,098	$53,750
2022	87,374	1,463	88,837
2023	99,346	1,463	100,809
2024	108,838	1,463	110,301
2025	121,088	1,463	122,551
2026	133,556	1,463	135,019
	$602,854	$8,413	$611,267
Our anticipated premium expenses are subject to the risk of increased cost-of-insurance charges (i.e., “COI” or premium charges) for the life insurance policies we own. We have received notices of COI increases on one policy in the first three months of 2021 compared to none in the first three months of 2020.
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

Quarter End Date	Portfolio Face Amount (in thousands)	12-Month Trailing Benefits Realized (in thousands)	12-Month Trailing Premiums Paid (in thousands)	12-Month Trailing Benefits/Premiums Coverage Ratio
March 31, 2017	1,447,558	48,189	42,753	112.7%
June 30, 2017	1,525,363	49,295	45,414	108.5%
September 30, 2017	1,622,627	53,742	46,559	115.4%
December 31, 2017	1,676,148	64,719	52,263	123.8%
March 31, 2018	1,758,066	60,248	53,169	113.3%
June 30, 2018	1,849,079	76,936	53,886	142.8%
September 30, 2018	1,961,598	75,161	55,365	135.8%
December 31, 2018	2,047,992	71,090	52,675	135.0%
March 31, 2019	2,098,428	87,045	56,227	154.8%
June 30, 2019	2,088,445	82,421	59,454	138.6%
September 30, 2019	2,064,156	101,918	61,805	164.9%
December 31, 2019	2,020,973	125,148	63,851	196.0%
March 31, 2020	2,000,680	120,191	65,224	184.3%
June 30, 2020	1,960,826	137,082	66,846	205.1%
September 30, 2020	1,921,067	149,415	67,931	220.0%
December 31, 2020	1,900,715	125,109	69,734	179.4%
March 31, 2021	1,879,895	125,566	71,206	176.3%
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
Off-Balance Sheet Arrangements
Unfunded Capital Commitments
The ExAlt Trusts had $35.5 million and $35.6 million of gross potential capital commitments as of March 31, 2021 and December 31, 2020, respectively, representing potential limited partner capital funding commitments on the interests in alternative asset funds. The trust holding the interest in the limited partnership for the alternative asset fund is required to fund these limited partner capital commitments per the terms of the limited partnership agreement. Capital funding commitment reserves are maintained by the associated trusts within the ExAlt PlanTM created at the origination of each trust for up to $0.1 million. To the extent that the associated ExAlt Trust cannot pay the capital funding commitment, Beneficient is obligated to lend sufficient funds to meet the commitment. Any amounts advanced by Beneficient to the ExAlt Trusts for these limited partner capital funding commitments above the associated capital funding commitment reserves held by the associated ExAlt Trusts are added to the ExAlt Loan balance between Beneficient and the ExAlt Trusts and are expected to be recouped through the cash distributions from the interests in alternative asset fund that collateralizes such ExAlt Loan.

Capital commitments generally originate from limited partner agreements having fixed or expiring expiration dates. The total limited partner capital funding commitment amounts may not necessarily represent future cash requirements. Beneficient considers the creditworthiness of the investment on a case-by-case basis. At both March 31, 2021 and December 31, 2020, Beneficient had no reserves for losses on unused commitments to fund potential limited partner capital funding commitments.
Equity Method Investee Commitments
GWG Holdings has contributed $1.2 million in cash to FOXO during the three months ended March 31, 2021, and is committed to contribute an additional $2.5 million to the entity through October 2021, all of which has been contributed through such date.
Credit Risk and Interest Rate Risk
We review the credit risk associated with our portfolio of life insurance policies when estimating its fair value. In evaluating the policies’ credit risk, we consider insurance company solvency, credit risk indicators, economic conditions, ongoing credit evaluations, and company positions. We attempt to manage our credit risk related to life insurance policies typically by purchasing policies issued only from companies with an investment-grade credit rating by either Standard & Poor’s, Moody’s, or A.M. Best Company. As of March 31, 2021, 95.7% of our life insurance policies, by face value benefits, were issued by companies that maintained an investment-grade credit rating (BBB or better) by Standard & Poor’s.
The LNV Credit Facility, NF Credit Facility, and Beneficient’s debt due to related parties are floating-rate financings. In addition, our ability to offer interest and dividend rates that attract capital (including in our continuous offering of L Bonds) is generally impacted by prevailing interest rates. Furthermore, while GWG Holdings’ L Bond offering provides us with fixed-rate debt financing, our Debt Coverage Ratio is calculated in relation to the interest rate on all of our debt financing, exclusive of GWG Holdings’ Seller Trust L Bonds. Therefore, increases in interest rates impact our business by increasing our borrowing costs and reducing availability under our debt financing arrangements. Earnings from our life insurance portfolio are based upon the spread, if any, generated between the return on the portfolio and the total cost of our financing (excluding cost of financing for the Seller Trust L Bonds). As a result, increases in interest rates will reduce the earnings we expect to achieve from our investments in life insurance policies.
The ExAlt Trusts hold investments in alternative assets, which are exposed to risks related to markets, credit, currency, and interest rates. Currently, all of these alternative assets consist of private equity limited partnership interests, which are primarily denominated in the U.S. dollar, Euro, and Canadian dollar. The underlying portfolio companies primarily operate in the United States and Western Europe, with the largest percentage, based on NAV, operating in diversified financials, telecommunications services, food and staples retailing, and software and services industries. The financial statements risk, stemming from such investments, are those associated with the determination of estimated fair values, the diminished ability to monetize certain investments in times of strained market conditions, the recognition of income and recognition of impairments on certain investments.

As of March 31, 2021, and December 31, 2020, all of the ExAlt Loans, which are eliminated upon consolidation, are collateralized by the cash flows originating from the ExAlt Trusts’ investments in alternative assets. These ExAlt Loans are a key determinant in income (loss) allocable to Beneficient’s equity holders, and thus GWG Holdings. Beneficient has underwriting procedures and utilizes market rates. Additionally, Beneficient has purchased put options to protect the net asset value of the interests in alternative assets held by certain of the ExAlt Trusts from impacts associated with a broad market downturn. Finally, the ExAlt Trusts applicable trust agreements allow for excess cash flows from a collective pool of alternative assets to be utilized to repay the ExAlt Loans they have with Beneficient when cash flows from the customer’s originally alternative assets are not sufficient to repay the outstanding principal, interest, and fees.
Guarantee and Collateral Provisions of L Bonds
GWG Holdings’ L Bonds are offered and sold under a registration statement declared effective by the SEC, and GWG Holdings has issued Seller Trust L Bonds under the L Bond Supplemental Indenture, as described in Note 9 to the condensed consolidated financial statements. The L Bonds and Seller Trust L Bonds are secured by substantially all the assets of GWG Holdings and a pledge of all of GWG Holdings’ common stock held by BCC and AltiVerse Capital Markets, L.L.C., a limited liability company owned by an entity related to the Ben Initial Investors, including Brad K. Heppner (GWG Holdings’ former Chairman, who served in such capacity from April 26, 2019 to June 14, 2021, and Beneficient's current Chief Executive Officer and Chairman) and an entity related to Thomas O. Hicks (one of Beneficient’s current directors and a former director of GWG Holdings) (“AltiVerse”). Together, BCC and AltiVerse represent approximately 12% of our outstanding common stock, and are guaranteed by GWG Life and a corresponding grant of a security interest in substantially all the assets of GWG Life. As a guarantor, GWG Life has fully and unconditionally guaranteed the payment of principal and interest on the L Bonds and Seller Trust L Bonds. GWG Life’s equity in GWG Life Trust, DLP IV, and DLP V Holdings serves as collateral for GWG Holdings’ L Bond and Seller Trust L Bond obligations. As of March 31, 2021, substantially all of our life insurance policies were held by DLP IV, DLP V, or GWG Life Trust. The policies held by DLP IV are not direct collateral for the L Bonds as such policies are pledged under the LNV Credit Facility.
On December 31, 2020, GWG Holdings, GWG Life and Bank of Utah, as trustee, entered into the Liquidity Bond Supplemental Indenture that provides for the issuance of two series of Liquidity Bonds, as described in Note 9 to the condensed consolidated financial statements. The Liquidity Bonds are issued by GWG Life and guaranteed by GWG Holdings. The Liquidity Bonds are secured by the same collateral as the other L Bonds.
Furthermore, regarding the obligations of GWG Holdings and its subsidiaries as of March 31, 2021:

(1)    The Seller Trust L Bonds are secured obligations of GWG Holdings, ranking junior to all senior debt of GWG Holdings and pari passu in right of payment and in respect of collateral with all L Bonds of GWG Holdings (see Note 9). Payments under the Seller Trust L Bonds are guaranteed by GWG Life. The assets exchanged in connection with the Beneficent transaction are available as collateral for all holders of the L Bonds and Seller Trust L Bonds. Specifically, the Common Units are held by GWG Holdings and the Commercial Loan is held by GWG Life.

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

The following represents summarized financial information as of March 31, 2021 and December 31, 2020, with respect to the financial position, and for the three months ended March 31, 2021, with respect to results of operations. The tables present summarized financial information of GWG Holdings and GWG Life on a combined basis after elimination of (i) intercompany transactions and balances among such entities, including GWG Holdings’ interest in GWG Life, and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor (including DLP IV, DLP V, GWG Life Trust and Beneficient). The summarized financial information has been prepared in accordance with Rule 13-01 of Regulation S-X.

Summarized Balance Sheet Information (in thousands, not intended to balance):

	March 31, 2021	December 31, 2020
Assets(1)
Cash, cash equivalents and restricted cash	$63,755	$65,556
Other assets	3,945	6,366
Total assets	$67,700	$71,922
Liabilities
L Bonds	$1,345,091	$1,246,902
Seller Trust L Bonds	366,892	366,892
Interest and dividends payable	12,318	12,086
Accounts payable and accrued expenses	4,257	7,347
Deferred tax liabilities	51,272	51,469
Total liabilities	$1,779,830	$1,684,696
Equity
Redeemable preferred stock and Series 2 redeemable preferred stock	$141,472	$156,833
______________________________________

(1) Assets exclude: i) GWG Holdings’ investment in GWG Life of $1.2 billion as of both March 31, 2021 and December 31, 2020; ii) GWG Holdings’ aggregate investments in non-obligor subsidiaries of $660.9 million and $643.1 million as of March 31, 2021 and December 31, 2020, respectively; and iii) GWG Life’s aggregate investments in and loans to non-obligor subsidiaries of $1.2 billion as of both March 31, 2021 and December 31, 2020.
Summarized Statement of Operations Information (in thousands):

Three Months Ended March 31, 2021
Total revenues	$12,968

Interest expense	36,002
Other expenses	11,400
Total expenses	47,402
Loss before income taxes and preferred dividends	(34,434)
Income tax benefit	(13)
Preferred dividends	3,192
Net loss	$(37,613)
Debt Coverage Ratio
The L Bond borrowing covenants of GWG Holdings require it to maintain a Debt Coverage Ratio not to exceed 90%. The Debt Coverage Ratio is calculated by dividing the sum of our total interest-bearing indebtedness (other than Excluded Indebtedness defined and described in note 2 to the table below) by the sum of our cash, cash equivalents, restricted cash, life insurance policy benefits receivable, the net present value of the life insurance portfolio, and, without duplication, the value of all of our other assets as reflected on our most recently available balance sheet prepared in accordance with GAAP.
GWG Holdings’ and GWG Life’s investments in Beneficient and GWG Life’s ownership interests in the holding companies that own DLP IV and DLP VI, which own substantially all of the life insurance portfolio, secure our obligations under the L Bonds, and are illiquid assets. Although GWG Holdings and GWG Life own debt and equity securities of Beneficient, a substantial majority of the net assets of Beneficient are currently represented by goodwill, an intangible asset. The calculation of Beneficient’s goodwill required the utilization of significant estimates and management judgment, as discussed elsewhere in this Quarterly Report on Form 10-Q. As a result, the carrying value of those assets as reflected in our condensed consolidated financial statements may not necessarily reflect the current market price for those assets, especially in the event of a bulk or distressed sale. Proceeds from L Bond sales will be primarily used for the repayment of L Bond maturities, interest payments and other operating expenses of GWG Holdings, and as otherwise specified in the prospectus for the L Bonds. GWG Holdings may also continue to use a portion of the proceeds from L Bond sales to make investments in Beneficient. Because advances may be used by Beneficient for working capital purposes, such investments may not increase the tangible assets securing the L Bonds. If the trustee for the L Bonds were forced to sell all or a portion of the collateral securing them, there can be no assurance that the trustee would be able to sell them for the prices at which we have recorded them in our condensed consolidated financial statements, and the trustee might be forced to sell them at significantly lower prices.

The discount rate we use for the net present value of our life insurance portfolio for this calculation may not be the same discount rate we use for our GAAP valuation and is not necessarily reflective of the amount we could realize upon a sale of the portfolio (dollars in thousands):

	March 31, 2021	December 31, 2020
Life insurance portfolio policy benefits	$1,879,895	$1,900,715
Discount rate of future cash flows(1)	7.41%	7.46%
Net present value of life insurance portfolio policy benefits	$823,722	$822,859
All cash and cash equivalents (including restricted cash)	96,403	106,282
Life insurance policy benefits receivable, net	18,238	14,334
Financing receivables from affiliates	183,187	180,080
Investments in Common Units(3)	437,990	438,194
Investments in Preferred Series A Subclass 1 Unit Account(3)	319,030	319,030
Investments in Preferred Series C Unit Account(3)	210,624	195,578
Other Assets	12,055	20,082
Total Coverage(2)	$2,101,249	$2,096,439

Total Indebtedness(2)	$1,585,165	$1,519,107

Debt Coverage Ratio	75.44%	72.46%
(1)Weighted-average interest rate paid on indebtedness, excluding that of Seller Trust L-Bonds, as required under the indenture governing the L Bonds.
(2)Total Coverage excludes the assets of Beneficient. Total Indebtedness is equal to the total liabilities balance of GWG Holdings (excluding the liabilities of Beneficient) as of March 31, 2021, other than Excluded Indebtedness. “Excluded Indebtedness” means indebtedness that is payable at GWG Holdings’ option in capital stock of GWG Holdings or securities mandatorily convertible into or exchangeable for capital stock of GWG Holdings, or any Indebtedness that is reasonably expected to be converted or exchanged, directly or indirectly, into capital stock of GWG Holdings. This change in the definition of the Debt Coverage Ratio was defined in Amendment No. 2 to the Amended and Restated Indenture entered into as of December 31, 2019 (see Note 9 to the condensed consolidated financial statements).
(3)Generally represents the value of the investment in Beneficient as of December 31, 2019, for investments that existed at the time of the change-in-control transaction, or the value at the time of purchase for investments that were made subsequent to December 31, 2019. As noted above, these are illiquid investments that are carried at book basis and not market value.
As of March 31, 2021 and December 31, 2020, we were in compliance with the Debt Coverage Ratio. Based on a preliminary analysis, the Company expects the Debt Coverage Ratio to be approximately 82% as of September 30, 2021.
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
GWG Holdings’ Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of March 31, 2021 (the end of the period covered by this report). Based on that evaluation, GWG Holdings’ Chief Executive Officer and Chief Financial Officer have concluded that due to the material weaknesses described below, our disclosure controls and procedures were not effective as of March 31, 2021.

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
In response to this material weakness, our management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we are improving these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. Our remediation plan at this time includes continuing to enhance our internal and external technical accounting resources by hiring additional personnel and increasing communication with third-party professionals with whom we consult regarding the application of complex accounting transactions.
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
We have completed certain of such remediation activities as of the date of this filing and believe that we have strengthened our internal controls to address the identified material weakness. However, control weaknesses are not considered remediated until new internal controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively. We will continue to monitor the effectiveness of these remediation measures, and we will make any changes to the design of this plan and take such other actions that we deem appropriate given the circumstances.
Notwithstanding these material weaknesses, the Company has concluded that no material misstatements exist in the condensed consolidated financial statements, and such financial statements present fairly, in all material respects, the financial position, results of operations and cash flows of the Company as of and for the three months ended March 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.
Changes in Internal Control over Financial Reporting
Other than the aforementioned material weaknesses, there were no changes in our internal control over financial reporting during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 6.    EXHIBITS

Exhibit
22	List of Guarantor Subsidiaries (filed herewith)
31.1	Section 302 Certification of the Chief Executive Officer (filed herewith)
31.2	Section 302 Certification of the Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99.1	Letter from ClearLife Limited, dated April 27, 2021 (filed herewith)
99.2	Portfolio of Life Insurance Policies as of March 31, 2021 (filed herewith)
99.3	Sixth Amended and Restated Limited Partnership Agreement of Beneficient Company Holdings, L.P. (filed herewith)†
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

† Certain confidential information has been excluded from this exhibit.
SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GWG HOLDINGS, INC.

Date: November 9, 2021	By:	/s/ Murray T. Holland
President and Chief Executive Officer

Date: November 9, 2021	By:	/s/ Timothy L. Evans
Chief Financial Officer