Form 10-Q
period 2021-06-30
GWG Holdings, Inc.
filed 2021-11-12
CIK 1522690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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

GWG HOLDINGS, INC.
Index to Form 10-Q
for the Quarter Ended June 30, 2021
i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2021 (Unaudited)	December 31, 2020
ASSETS
Cash and cash equivalents	$69,289	$85,249
Restricted cash	22,162	38,911
Investment in life insurance policies, at fair value	770,026	791,911
Life insurance policy benefits receivable, net	25,988	14,334
Investment in alternative assets, at fair value	212,494	221,894
Equity method investments	4,363	8,582
Other assets	32,370	36,326
Goodwill	2,367,750	2,367,750
TOTAL ASSETS	$3,504,442	$3,564,957
LIABILITIES & STOCKHOLDERS’ EQUITY
LIABILITIES
Senior credit facility with LNV Corporation	$227,137	$193,730
L Bonds	1,329,013	1,246,902
Seller Trust L Bonds	272,104	272,104
Debt due to related parties	77,248	76,260
Interest and dividends payable	23,909	24,080
Accounts payable and accrued expenses	27,552	26,505
Deferred tax liability, net	51,149	51,469
TOTAL LIABILITIES	2,008,112	1,891,050

Redeemable noncontrolling interests	1,228,599	1,233,093

STOCKHOLDERS’ EQUITY
Redeemable preferred stock
(par value $0.001; shares authorized 100,000; shares outstanding 49,444 and 56,855; liquidation preference of $49,732 and $57,187 as of June 30, 2021 and December 31, 2020, respectively)	38,830	46,241
Series 2 redeemable preferred stock
(par value $0.001; shares authorized 150,000; shares outstanding 101,650 and 129,887; liquidation preference of $102,244 and $130,645 as of June 30, 2021 and December 31, 2020, respectively)	82,354	110,592
Common stock
(par value $0.001; shares authorized 210,000,000; shares issued and outstanding, 33,097,118 and 33,094,664 as of June 30, 2021 and December 31, 2020, respectively)	33	33
Common stock in treasury, at cost (12,337,264 shares as of both June 30, 2021 and December 31, 2020)	(67,406)	(67,406)
Additional paid-in capital	268,190	274,023
Accumulated deficit	(364,447)	(251,111)
TOTAL GWG HOLDINGS STOCKHOLDERS’ (DEFICIT) EQUITY	(42,446)	112,372
Noncontrolling interests	310,177	328,442
TOTAL STOCKHOLDERS’ EQUITY	267,731	440,814
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$3,504,442	$3,564,957
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUE
Gain (loss) on life insurance policies, net	$(4,473)	$14,788	$2,439	$29,233
Investment income (loss), net	1,773	(22,671)	3,863	(15,115)
Interest income	305	300	622	1,015
Other (loss) income	(1,891)	36,501	(3,451)	36,597
TOTAL REVENUE	(4,286)	28,918	3,473	51,730
EXPENSES
Interest expense	42,127	37,142	83,509	73,013
Employee compensation and benefits	14,082	11,840	29,106	89,544
Legal and professional fees	6,054	7,643	14,182	13,806
Other expenses	6,395	5,063	13,398	8,675
TOTAL EXPENSES	68,658	61,688	140,195	185,038
LOSS BEFORE INCOME TAXES	(72,944)	(32,770)	(136,722)	(133,308)
INCOME TAX BENEFIT	(196)	(2,018)	(482)	(18,163)
NET LOSS BEFORE LOSS FROM EQUITY METHOD INVESTMENT	(72,748)	(30,752)	(136,240)	(115,145)
Loss from equity method investment	(3,435)	(1,318)	(6,949)	(2,848)
NET LOSS	(76,183)	(32,070)	(143,189)	(117,993)
Net loss attributable to noncontrolling interests	14,087	11,530	29,853	54,082
Less: Preferred stock dividends	2,775	3,714	5,967	7,666
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(64,871)	$(24,254)	$(119,303)	$(71,577)
NET LOSS PER COMMON SHARE
Basic	$(3.13)	$(0.79)	$(5.75)	$(2.34)
Diluted	$(3.13)	$(0.79)	$(5.75)	$(2.34)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	20,757,400	30,536,830	20,758,431	30,535,811
Diluted	20,757,400	30,536,830	20,758,431	30,535,811
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(143,189)	$(117,993)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Change in fair value of life insurance policies	3,237	(17,455)
Investment (income) loss	(3,863)	15,115
Amortization of deferred financing and issuance costs	12,004	7,855
Amortization and depreciation on long-lived assets	1,228	492
Return on investments in alternative assets	1,987	1,180
Non-cash interest income	(140)	(146)
Non-cash interest expense	1,068	1,238
Loss from equity method investment	6,949	2,848
Loss on change in fair value of put options	4,253	—
Deferred income tax	(802)	(19,356)
Write-off of other equity investment	2,037	—
Equity-based compensation	9,246	73,060
Forfeiture of vested equity-based compensation	—	(36,267)
Change in operating assets and liabilities
Life insurance policy benefits receivable	(11,654)	3,242
Other assets	(1,495)	(3,246)
Accounts payable and other accrued expenses	(1,595)	2,613
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(120,729)	(86,820)
CASH FLOWS FROM INVESTING ACTIVITIES
Return of investment for matured life insurance policies	18,648	18,789
Purchases of fixed assets	(1,532)	(1,743)
Equity method investments	(2,500)	(9,166)
Investments in alternative assets	(4,470)	(169)
Return of investments in alternative assets	16,837	5,169
NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	26,983	12,880
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on senior debt	62,653	28,530
Repayments of senior debt	(28,604)	—
Payments for deferred financing costs for debt due to related parties	(1,400)	—
Purchase of noncontrolling interest	—	(261)
Proceeds from issuance of L Bonds	155,170	202,572
Payments for issuance costs of L Bonds	(10,006)	(13,744)
Payments for redemption of L Bonds	(73,695)	(51,384)
Issuance of common stock	—	24
Payments for redemption of preferred stock	(35,649)	(24,489)
Payment for equity issuance costs	(163)	—
Preferred stock dividends	(5,967)	(7,666)
Payment of employee taxes on equity based awards	(1,302)	—
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	61,037	133,582
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(32,709)	59,642
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
BEGINNING OF PERIOD	124,160	115,790
END OF PERIOD	$91,451	$175,432

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$70,736	$59,615
Premiums paid, including prepaid	36,382	34,299
NON-CASH INVESTING AND FINANCING ACTIVITIES
L Bonds: Conversion of accrued interest and commissions payable to principal	$436	$940
Liquidity Bonds, net of financing costs (see Note 9)	246	—
Debt due to related parties: Capitalization of deferred financing costs to principal	1,014	—
Noncash issuance of noncontrolling interest (Note 10)	374	—
Distribution payable to noncontrolling interest (Note 10)	959	165
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

For the three and six months ended June 30, 2021:

	Redeemable Preferred Stock Shares	Redeemable Preferred Stock	Common Shares	Common Stock (par)	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total GWG Holdings Stockholders’ Equity (Deficit)	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable noncontrolling interests
Balance, March 31, 2021 (unaudited)	171,381	$141,472	20,757,400	$33	$270,901	$(302,351)	$(67,406)	$42,649	$318,753	$361,402	$1,230,755
Net loss	—	—	—	—	—	(62,096)	—	(62,096)	(11,931)	(74,027)	(2,156)
Issuance of common stock	—	—	2,454	—	—	—	—	—	—	—	—
Redemption of redeemable preferred stock	(20,287)	(20,288)	—	—	27	—	—	(20,261)	—	(20,261)	—
Preferred stock dividends	—	—	—	—	(2,775)	—	—	(2,775)	—	(2,775)	—
Tax distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(74)	(74)	—
Equity-based compensation	—	—	—	—	37	—	—	37	3,767	3,804	—
Distributions payable to noncontrolling interest	—	—	—	—	—	—	—	—	(338)	(338)	—
Balance, June 30, 2021 (unaudited)	151,094	$121,184	20,759,854	$33	$268,190	$(364,447)	$(67,406)	$(42,446)	$310,177	$267,731	$1,228,599

	Redeemable Preferred Stock Shares	Redeemable Preferred Stock	Common Shares	Common Stock (par)	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total GWG Holdings Stockholders’ Equity (Deficit)	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable noncontrolling interests
Balance, December 31, 2020 (audited)	186,742	$156,833	20,757,400	$33	$274,023	$(251,111)	$(67,406)	$112,372	$328,442	$440,814	$1,233,093
Net loss	—	—	—	—	—	(113,336)	—	(113,336)	(25,359)	(138,695)	(4,494)
Issuance of common stock	—	—	2,454	—	—	—	—	—	—	—	—
Redemption of redeemable preferred stock	(35,648)	(35,649)	—	—	27	—	—	(35,622)	—	(35,622)	—
Preferred stock dividends	—	—	—	—	(5,967)	—	—	(5,967)	—	(5,967)	—
Tax distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(1,302)	(1,302)	—
Equity-based compensation	—	—	—	—	107	—	—	107	8,981	9,088	—
Distributions payable to noncontrolling interest	—	—	—	—	—	—	—	—	(959)	(959)	—
Noncash issuance of noncontrolling interest	—	—	—	—	—	—	—	—	374	374	—
Balance, June 30, 2021 (unaudited)	151,094	$121,184	20,759,854	$33	$268,190	$(364,447)	$(67,406)	$(42,446)	$310,177	$267,731	$1,228,599

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)
For the three and six months ended June 30, 2020:

	Redeemable Preferred Stock Shares	Redeemable Preferred Stock	Common Shares	Common Stock (par)	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total GWG Holdings Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable noncontrolling interests
Balance, March 31, 2020 (unaudited)	216,567	$186,658	30,535,249	$33	$229,207	$(140,567)	$(24,550)	$250,781	$348,169	$598,950	$1,241,641
Net loss	—	—	—	—	—	(20,540)	—	(20,540)	(33,920)	(54,460)	22,390
Issuance of common stock	—	—	2,232	—	8	—	—	8	—	8	—
Redemption of redeemable preferred stock	(9,256)	(9,256)	—	—	—	—	—	(9,256)	—	(9,256)	—
Preferred stock dividends	—	—	—	—	(3,714)	—	—	(3,714)	—	(3,714)	—
Equity-based compensation	—	—	—	—	36	—	—	36	4,189	4,225	—
Forfeiture of equity-based compensation	—	—	—	—	—	—	—	—	(36,267)	(36,267)	—
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(261)	(261)	—
Distributions payable to noncontrolling interest	—	—	—	—	—	—	—	—	(29)	(29)	—
Balance, June 30, 2020 (unaudited)	207,311	$177,402	30,537,481	$33	$225,537	$(161,107)	$(24,550)	$217,315	$281,881	$499,196	$1,264,031

	Redeemable Preferred Stock Shares	Redeemable Preferred Stock	Common Shares	Common Stock (par)	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total GWG Holdings Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable noncontrolling interests
Balance, December 31, 2019 (audited)	231,800	$201,891	30,533,793	$33	$233,106	$(97,196)	$(24,550)	$313,284	$293,910	$607,194	$1,269,654
Net loss	—	—	—	—	—	(63,911)	—	(63,911)	(48,459)	(112,370)	(5,623)
Issuance of common stock	—	—	3,688	—	26	—	—	26	—	26	—
Redemption of redeemable preferred stock	(24,489)	(24,489)	—	—	—	—	—	(24,489)	—	(24,489)	—
Preferred stock dividends	—	—	—	—	(7,666)	—	—	(7,666)	—	(7,666)	—
Equity-based compensation	—	—	—	—	71	—	—	71	73,123	73,194	—
Forfeiture of equity-based compensation	—	—	—	—	—	—	—	—	(36,267)	(36,267)	—
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(261)	(261)	—
Distributions payable to noncontrolling interest	—	—	—	—	—	—	—	—	(165)	(165)	—
Balance, June 30, 2020 (unaudited)	207,311	$177,402	30,537,481	$33	$225,537	$(161,107)	$(24,550)	$217,315	$281,881	$499,196	$1,264,031

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
Ben LP is the general partner of BCH and owns 100% of the Class A Subclass A-1 and A-2 Units of BCH. BCH is the holding company that directly or indirectly receives all active and passive income of Beneficient and allocates that income among the partnership interests issued by BCH. As of June 30, 2021, BCH has issued general partnership Class A Units (Subclass A-1 and A-2), Class S Ordinary Units, Class S Preferred Units, FLP Units (Subclass 1 and Subclass 2), Preferred Series A Subclass 1 Unit Accounts, and Preferred Series C Unit Accounts. On July 15, 2020, BCH amended its limited partnership agreement by executing that certain 5th Amended and Restated Limited Partnership Agreement (“LPA”) of BCH to allow for the issuance of Preferred Series A Subclass 0 Unit Accounts (“Preferred A.0”), which are expected to be issued once certain conditions are met (as discussed in more detail below). Effective March 31, 2021, BCH amended its limited partnership agreement by executing that certain 6th Amended and Restated LPA of BCH to allow for the issuance of Preferred Series C Subclass 0 Unit Accounts (“Preferred C.0”), which are wholly owned by GWG Holdings.
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
Subsequent to December 31, 2020, Ben LP operates primarily through its business line operating subsidiaries, which provide, or will provide, Beneficient’s existing and planned products and services. These subsidiaries include (i) Ben Liquidity, which offers liquidity products; (ii) Ben Custody Admin, which provides services for fund and trust administration; (iii) Ben Insurance, L.L.C., including its subsidiaries (collectively, “Ben Insurance”), which intends to offer insurance products and services covering risks attendant to owning, managing, and transferring alternative assets; (iv) Ben Markets, L.L.C., including its subsidiaries (collectively, “Ben Markets”), which intends to provide broker-dealer services in connection with offering Beneficient’s liquidity products and services; and (vi) other entities, including the ExAlt Trusts, which operate for the benefit of the Non-Controlling Interest Holders. Beneficient’s financial products and services are presently offered through Ben Liquidity and Ben Custody Admin, and Beneficient plans to expand its capabilities under Ben Custody Admin and provide products and services through Ben Insurance and Ben Markets in the future.
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
Liquidity and Capital Resources
As of June 30, 2021, we had cash, cash equivalents and restricted cash of $91.5 million. We generated net losses attributable to common shareholders of $119.3 million and $71.6 million for the six months ended June 30, 2021 and 2020, respectively. As of October 15, 2021, we had cash, cash equivalents, and restricted cash of approximately $54.3 million. Besides funding operating expenditures, we are obligated to pay other items such as interest payments and debt maturities, and preferred stock dividends and redemptions.
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

As a result of the suspension of GWG Holdings’ L Bond offering, on June 28, 2021, we pledged additional life insurance policies as collateral and received an additional advance of $51.2 million under the Third LNV Credit Facility. Subsequently, on August 11 2021, we received a one-time advance of $107.6 million under the NF Credit Facility as described above. Approximately $56.7 million of such advanced amount was used to pay off the remaining amount due, including interest and penalties, under the Third LNV Credit Facility and the additional pledged life insurance policies used as collateral for the Third LNV Credit Facility were released and pledged under the NF Credit Facility. Further, on September 7, 2021, DLP IV entered into the Fourth LNV Credit Facility, that replaced the aforementioned Third LNV Credit Facility. The Fourth LNV Credit Facility resulted in an additional advance of $30.3 million from LNV Corporation, with no additional pledged collateral. All of the aforementioned transactions that occurred subsequent to June 30, 2021, are described in more detail in Note 17.

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

Beneficient is obligated to make debt payments totaling $75.5 million on certain outstanding borrowings through May 30, 2022 under the terms of the Amendment No. 1 to the Second Amended and Restated Credit Agreements as discussed in more detail in Note 9. Primarily due to both the forthcoming debt payments under the Credit Agreement and Second Lien Credit Agreement and the anticipated deconsolidation of Beneficient from GWG Holdings as discussed above and in Note 17, which is expected to result in reduced reliance by Beneficient on GWG Holdings to fund its operations, Beneficient will require additional liquidity to continue its operations over the next twelve months. We expect Beneficient to satisfy these obligations and fund its operations through anticipated operating cash flows, proceeds from distributions on the alternative assets portfolio, additional investments into Beneficient by GWG Holdings and/or other parties and, potentially refinancing with other third-party lenders some or all of the existing borrowings due prior to their maturity. Beneficient is currently in the process of raising additional equity, which is anticipated to close during the fourth quarter of 2021 and/or the first quarter of 2022.

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

On November 11, 2019, GWG Holdings contributed the common stock and membership interests of its then wholly-owned FOXO Labs and FOXO Life subsidiaries to FOXO in exchange for a membership interest in the entity. On November 13, 2020, FOXO BioScience LLC converted to a corporation and is now known as FOXO Technologies Inc. With the corporate conversion, GWG Holdings’ previous membership interest in the LLC converted to preferred equity. As of June 30, 2021, GWG Holdings was committed to contribute an additional $1.3 million to FOXO, all of which was contributed by October 2021.
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
Significant accounting policies are detailed in Note 2 to the consolidated financial statements included in the Company’s 2020 Form 10-K. There are no new or revised significant accounting policies as of June 30, 2021.
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
ASU 2020-04, Reference Rate Reform (Topic 848) was issued in March 2020. The amendments in Topic 848 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. Topic 848 can be applied by all entities as of the beginning of the interim period that includes March 12, 2020, or any date thereafter, and entities may elect to apply the amendments prospectively through December 31, 2022. The Company did not utilize the optional expedients and exceptions provided by this standard during the six months ended June 30, 2021. The Company is evaluating the impact of this standard on its consolidated financial statements and disclosures.
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
The agents for the lender authorize the disbursements from these accounts. At June 30, 2021 and December 31, 2020, there was a balance of $17.0 million and $33.5 million, respectively, in these collection and payment accounts.
Under the terms of the ExAlt PlanTM trust agreements, the trusts are required to maintain capital call reserves and administration reserves. These reserves are used to satisfy capital call obligations and pay fees and expenses for the trusts as required. The fees and expenses are primarily paid to Ben Custody Admin for serving as the administrative agent to the current trustees of the ExAlt Trusts. These reserves represent cash held in banks. At June 30, 2021 and December 31, 2020, there was a combined balance of $5.1 million and $5.4 million, respectively, in these reserves.
(4) Investment in Life Insurance Policies
The Company’s investments in life insurance policies are valued based on unobservable inputs that are significant to their overall fair value. Changes in the fair value of these policies, net of premiums paid, are recorded in gain (loss) on life insurance policies, net in our condensed consolidated statements of operations.
The fair value of our life insurance policies is determined as the net present value of the life insurance portfolio’s future expected cash flows (policy benefits received and required premium payments) that incorporates life expectancy estimates obtained when the policy was purchased and current discount rate assumptions. We refer to our valuation methodology as the Longest Life Expectancy methodology. This methodology utilizes a portfolio mortality multiplier (“PMM”) that allows us to “fit” projections to actual results, which provides a basis to forecast future performance more accurately. During the second quarter of 2021, we recalculated the PMM in accordance with our valuation methodology, which requires an analysis any time (1) the six-month moving average of the difference between the actual portfolio performance and projected performance deviates by more than one standard deviation from the mean, and (2) such deviation continues as of the end of any calendar quarter after persisting for three consecutive months. The PMM recalculation resulted in a $16.4 million downward adjustment to the value of the life insurance portfolio as of June 30, 2021, as reflected in the year-to-date reconciliation of gain (loss) on life insurance policies table below.

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

The discount rate we apply is primarily based on information about the discount rates observed in recent portfolio purchase transactions in the life insurance tertiary market. The discount rate also incorporates fixed income market interest rates, the estimated credit exposure to the insurance companies that issued the life insurance policies and management’s estimate of the operational risk yield premium a purchaser would require to receive the future cash flows derived from our portfolio as a whole. In prior periods, the discount rate also incorporated information about the discount rates observed in the life insurance secondary market through the Company’s internal competitive bidding to purchase policies. However, the Company discontinued the use of this input as of December 31, 2020, as it is no longer actively purchasing policies in the life insurance secondary market. The determination of the discount rate used in the valuation of the Company’s life insurance policies requires management judgment and incorporates information that is reasonably available to management as of the date of the valuation. As a result of management’s analysis, a discount rate of 8.25% was applied to our portfolio as of both June 30, 2021 and December 31, 2020.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Portfolio Information
Our portfolio of life insurance policies, owned by GWG Holdings’ subsidiaries as of June 30, 2021, is summarized below:
Life Insurance Portfolio Summary

Total life insurance portfolio face value of policy benefits (in thousands)	$1,844,466
Average face value per insured life (in thousands)	$1,975
Average life expectancy estimate (years)*	7.0
Total number of policies	1,010
Number of unique lives	934
Demographics	74% Male; 26% Female
Number of smokers	39
Largest policy as % of total portfolio face value	0.7%
Average policy as % of total portfolio face value	0.1%
Average annual premium as % of face value	4.0%
__________________________________
(*) Averages presented in the table are weighted averages by face amount of policy benefits.

A summary of our policies organized according to their estimated life expectancy dates, grouped by year, as of the reporting date, is as follows (dollars in thousands):

	As of June 30, 2021			As of December 31, 2020
Years Ending December 31,	Number of Policies	Estimated Fair Value	Face Value	Number of Policies	Estimated Fair Value	Face Value
Six months ending December 31, 2021	2	$3,227	$3,250	15	$19,429	$22,298
2022	35	45,020	55,805	62	66,657	88,698
2023	85	97,440	140,913	106	113,926	178,983
2024	119	128,208	216,264	119	130,280	229,815
2025	109	105,489	215,424	111	85,842	187,042
2026	118	90,821	205,976	115	100,280	237,632
Thereafter	542	299,821	1,006,834	530	275,497	956,247
Totals	1,010	$770,026	$1,844,466	1,058	$791,911	$1,900,715
We recognized life insurance benefits of $35.5 million and $39.9 million during the three months ended June 30, 2021 and 2020, respectively, related to policies with a carrying value of $10.1 million and $12.8 million, respectively, and as a result recorded realized gains of $25.4 million and $27.1 million, respectively. We recognized life insurance benefits of $61.4 million and $65.4 million during the six months ended June 30, 2021 and 2020, respectively, related to policies with a carrying value of $18.6 million and $18.8 million, respectively, and as a result recorded realized gains of $42.8 million and $46.6 million, respectively. The aforementioned carrying value, which represents the aggregate cost basis in the policies that matured during the period, is considered a return of investment within the investing section of the condensed consolidated statements of cash flows. Changes in fair value of policies and the other components of the net gain on life insurance policies, as detailed below, are included in the operating section of the condensed consolidated statements of cash flows.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A reconciliation of gain (loss) on life insurance policies is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Change in estimated probabilistic cash flows(1)	$13,863	$15,349	$27,110	$33,200
Premiums and other annual fees	(18,486)	(17,626)	(37,121)	(34,825)
Change in life expectancy evaluation	2,337	—	2,337	—
Change in PMM	(16,386)	—	(16,386)	—
Face value of matured policies	35,485	39,889	61,445	65,391
Fair value of matured policies	(21,286)	(22,824)	(34,946)	(34,533)
Gain (loss) on life insurance policies, net	$(4,473)	$14,788	$2,439	$29,233
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
Estimated premium payments and servicing fees required to maintain our current portfolio of life insurance policies in force for the next five years, assuming no mortalities, are as follows (in thousands):

Years Ending December 31,	Premiums	Servicing	Total
Six months ending December 31, 2021	$33,160	$697	$33,857
2022	85,141	1,394	86,535
2023	96,780	1,394	98,174
2024	106,033	1,394	107,427
2025	117,865	1,394	119,259
2026	130,158	1,394	131,552
	$569,137	$7,667	$576,804
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

Portfolio Information

Our portfolio of alternative investments, held by certain of the ExAlt Trust subsidiaries by asset class of each fund as of June 30, 2021 and December 31, 2020, is summarized below:

Alternative Investments Portfolio Summary(1)

	June 30, 2021		December 31, 2020
Asset Class	Value	Unfunded Commitments	Value	Unfunded Commitments
Venture Capital	$111,317	$1,529	$123,021	$1,659
Private Equity	95,633	33,485	92,316	33,387
Private Real Estate	1,956	270	2,118	269
Other(2)	3,588	295	4,439	294
Total	$212,494	$35,579	$221,894	$35,609
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
As of June 30, 2021, ExAlt Trusts’ portfolio had exposure to 120 professionally managed alternative investment funds, comprised of 313 underlying investments, 96 percent of which are investments in private companies.
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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Investments valued using NAV as a practical expedient are excluded from this hierarchy. At June 30, 2021 and December 31, 2020, the fair value of these investments using the NAV per share practical expedient was $212.5 million and $221.9 million, respectively. During the three and six months ended June 30, 2021, $1.8 million and $3.9 million of gain, respectively, was recognized from changes in NAV, compared to $18.0 million and $20.1 million of loss for the three and six months ended June 30, 2020, respectively. These changes in NAV are recorded within the investment income (loss) on our condensed consolidated statements of operations.
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
Financial instruments measured at fair value on a recurring basis
The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, on June 30, 2021 and December 31, 2020 are presented below (in thousands).

	As of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments in put options	$2,764	$—	$—	$2,764
Investments in life insurance policies	—	—	770,026	770,026

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investments in put options	$7,017	$—	$—	$7,017
Investments in life insurance policies	—	—	791,911	791,911

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
The following table reconciles the beginning and ending fair value of our Level 3 repurchase options (in thousands). The three months ended June 30, 2021, is not presented as the repurchase options, all of which were unexercised, expired during the third and fourth quarters of 2020, which is recognized in the investment income (loss) line item of the condensed consolidated statement of operations. Additionally, during the three and six months ended June 30, 2020, $18.0 million and $20.1 million of loss, respectively. was recognized from changes in NAV, which is recorded within investment income (loss) on our consolidated statements of operations.

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Beginning balance	$52,052	$61,664
Total (gain) loss in earnings(1)	4,608	(5,004)
Purchases	—	—
Settlements	—	—
Ending balance	$56,660	$56,660
_______________________________________
(1)Net change in fair value.

The following table provides quantitative information about the significant unobservable inputs used in the fair value measurement of the Level 3 repurchase options as of June 30, 2020 (dollars in thousands):

Valuation Date	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Targets
June 30, 2020	$56,660	Option Pricing Model	Alternative asset market discount rate	0.085
			Dividend yield	.10 - .53
			Net asset value growth rates	0.085
			Net asset value volatilities	0.24 - 0.45
			Restricted exercise period	1 year
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
As discussed in further detail in Note 4 above, during the second quarter of 2021, we recalculated the PMM in accordance with our valuation methodology, which resulted in a $16.4 million downward adjustment to the value of the life insurance portfolio as of June 30, 2021.
The following table reconciles the beginning and ending fair value of our Level 3 investments in our portfolio of life insurance policies (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$791,499	$802,181	$791,911	$796,039
Total gain (loss) in earnings(1)	(11,399)	5,278	(3,237)	17,456
Settlements(2)	(10,074)	(12,753)	(18,648)	(18,789)
Ending balance	$770,026	$794,706	$770,026	$794,706
_________________________________________
(1)Net change in fair value
(2)Policy maturities at initial cost basis
The net activity in the table above is reported in gain (loss) on life insurance policies, net, in the condensed consolidated statements of operations. There have been no transfers between levels in the fair value hierarchy for any assets or liabilities recorded at fair value on a recurring basis or any changes in the valuation techniques used for measuring the fair value as of June 30, 2021 and December 31, 2020.
The following table summarizes the inputs utilized in estimating the fair value of our portfolio of life insurance policies:

	As of June 30, 2021	As of December 31, 2020
Weighted-average age of insured, years*	83.4	83.1
Age of insured range, years	64-101	63-100
Weighted-average life expectancy, months*	83.4	83.0
Life expectancy range, months	0-240	0-240
Average face amount per policy (in thousands)	$1,826	$1,797
Discount rate	8.25%	8.25%
_______________________________
(*)Weighted-average by face amount of policy benefits.

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

	Change in Life Expectancy Estimates
	Minus 8 Months	Minus 4 Months	Plus 4 Months	Plus 8 Months
June 30, 2021	$114,916	$64,431	$(39,757)	$(90,729)
December 31, 2020	$97,837	$45,536	$(61,713)	$(114,099)
	Change in Discount Rate
	Minus 2%	Minus 1%	Plus 1%	Plus 2%
June 30, 2021	$78,434	$37,411	$(34,223)	$(65,619)
December 31, 2020	$82,983	$39,560	$(36,151)	$(69,284)
Financial instruments measured at fair value on a non-recurring basis
There were no assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2021 and December 31, 2020, respectively.
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

	As of June 30, 2021
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Financial assets:
Cash, cash equivalents and restricted cash	1	$91,451	$91,451
Life insurance policy benefits receivable, net	1	25,988	25,988
Financial liabilities:
Senior credit facility with LNV Corporation	2	$227,137	$236,660
L Bonds and Seller Trust L Bonds	1	1,601,117	1,601,117
Debt due to related parties	2	77,248	82,498
Other liabilities	1	51,461	51,461

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
Other liabilities are comprised of the interest and dividends payable and accounts payable and accrued expenses line items on the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020.
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
The following table includes a rollforward of the equity method investment in FOXO (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$6,318	$5,648	$8,582	$1,761
Contributions	1,250	3,750	2,500	9,167
Loss on equity method investment	(3,435)	(1,318)	(6,949)	(2,848)
Other	230	(307)	230	(307)
Ending balance	$4,363	$7,773	$4,363	$7,773
In accordance with the subscription agreement of FOXO, as of June 30, 2021, GWG Holdings was committed to contribute an additional $1.3 million to the entity through October 2021, all of which has been contributed through such date. GWG Holdings’ investment in FOXO is presented in other assets in our condensed consolidated balance sheets. Our proportionate share of earnings or losses from our investee is recognized in earnings (loss) from equity method investments in our condensed consolidated statements of operations.

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
The cash flows generated by these VIEs are included within the Company’s consolidated statements of cash flows. The consolidated balance sheets include the following amounts from these consolidated VIEs as of the dates presented (in thousands):

	June 30, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$2,065	$5,965
Restricted cash	5,126	5,386
Investments in alternative assets, at NAV	212,494	221,894
Other assets	1,300	1,273
Total Assets of VIE	$220,985	$234,518

Liabilities:
Accounts payable and accrued expense	$2,345	$2,029
Total Liabilities of VIE	$2,345	$2,029

Equity (Deficit):
Noncontrolling interest	$(17,246)	$7,208
Total Equity of VIE	$(17,246)	$7,208
The consolidated statement of operations for the three and six months ended June 30, 2021 and 2020, includes the following amounts from these consolidated VIEs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUE
Investment income (loss), net	$1,773	$(22,671)	$3,863	$(15,115)
Interest income	—	—	—	20
TOTAL REVENUE	1,773	(22,671)	3,863	(15,095)
EXPENSES
Other expenses	146	166	357	167
TOTAL EXPENSES	146	166	357	167
NET INCOME (LOSS)	1,627	(22,837)	3,506	(15,262)
Net loss attributable to noncontrolling interests	11,035	33,253	23,867	43,721
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$12,662	$10,416	27,373	28,459

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

CT Risk Management L.L.C.
On March 20, 2020, CT Risk Management, L.L.C. (“CT”) was created as a Delaware limited liability company to reduce the impact of a potential market downturn on the interests in alternative assets that support the Collateral for receivables held by Beneficient by distributing any potential profits to certain of the ExAlt Trusts thereby offsetting any reduction in the value of the alternative assets. The LLC agreement was amended and restated on April 16, 2020. There was no activity of CT until July 2020 when Beneficient made a capital contribution of $14.8 million, which was used to purchase the put options reflected in the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020.
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
As of June 30, 2021 and December 31, 2020, the condensed consolidated balance sheets include assets of this consolidated VIE with a carrying value of $2.8 million and $7.0 million, respectively, which is recorded in the other assets line item. Additionally, the Company recorded a $2.1 million and $4.3 million loss on investment for the three and six months ended June 30, 2021, respectively, which is reported in the other income (loss) line item of the condensed consolidated statements of operations.
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
The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs (in thousands):

	June 30, 2021		December 31, 2020
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
Total equity method investment	$4,363	$5,613	$8,582	$12,332
(9) Debt
Senior Credit Facility with LNV Corporation
On June 28, 2021, DLP IV entered into the third amended and restated senior credit facility with LNV Corporation (as amended and restated by the Fourth LNV Credit Facility (defined in Note 17) on September 7, 2021, the (“Third LNV Credit Facility”)), as lender, and CLMG Corp., as the administrative agent on behalf of the lenders under the agreement, which replaced the second amended and restated senior credit facility with LNV Corporation (“Second LNV Credit Facility”) dated November 1, 2019 that previously governed DLP IV’s senior credit facility. The Third LNV Credit Facility resulted in an additional advance of $52.5 million from LNV Corporation, which was subsequently repaid on August 11, 2021, using a portion of the advance received from the NF Credit Facility (as defined and discussed in Note 17).
Subject to available borrowing base capacity, additional advances are available under the Third LNV Credit Facility at the LIBOR rate described below. Such advances are available to pay the premiums and servicing costs of pledged life insurance policies as such amounts become due. Interest will accrue on amounts borrowed under the Third LNV Credit Facility at an annual interest rate, determined as of each date of borrowing or quarterly if there is no borrowing, equal to (a) the greater of 1.50% or 12-month LIBOR, plus (b) 7.50% per annum. The effective rate at June 30, 2021 was 9.00%. Interest payments are made on a quarterly basis.
Under the Third LNV Credit Facility, DLP IV has granted the administrative agent, for the benefit of the lenders under the agreement, a security interest in all of DLP IV’s assets. Obligations under the Third LNV Credit Facility are secured by a

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

security interest in DLP IV’s assets, for the benefit of the lenders, through an arrangement under which Wells Fargo Bank, N.A. serves as securities intermediary. The life insurance policies owned by DLP IV do not serve as direct collateral for the obligations of GWG Holdings under the L Bonds and Seller Trust L Bonds.
In conjunction with entering into the Second LNV Credit Facility, DLP IV pledged life insurance policies having an aggregate face value of approximately $298.3 million as additional collateral and received an advance of approximately $37.1 million (inclusive of certain fees and expenses incurred in connection with the negotiation and entry into the Second LNV Credit Facility). In conjunction with entering into the Third LNV Credit Facility, DLP V transferred life insurance policies having an aggregate face value of approximately $440.6 million to DLP IV, which were pledged as additional collateral to the Third LNV Credit Facility, and DLP IV received proceeds of approximately $51.2 million (net of certain fees and expenses incurred in connection with the negotiation and entry into the Third LNV Credit Facility). The Third LNV Credit Facility sets forth interest and other terms and covenants similar those included in the previous LNV Credit Facility. As of June 30, 2021, 100.0% of the total face value of the life insurance policies portfolio is pledged to LNV Corporation.
The LNV Credit Facility has certain financial and nonfinancial covenants. In addition, the LNV Credit Facility has certain reporting obligations that require DLP IV to deliver unaudited quarterly financial statements no later than forty-five days after the end of each of the first three fiscal quarters, and audited annual financial statements no later than ninety days after the end of each fiscal year. We were in compliance with these covenants at June 30, 2021, and continue to be as of the date of this filing.
The Third LNV Credit Facility makes available a total of up to $300.0 million in credit to DLP IV with a maturity date of September 27, 2029. The principal amount outstanding under this facility was $236.7 million and $202.6 million at June 30, 2021 and December 31, 2020, respectively. There were unamortized deferred financing costs of $9.5 million and $8.9 million as of June 30, 2021 and December 31, 2020, respectively. The difference between the amount outstanding and the carrying amount on our condensed consolidated balance sheets is due to netting of unamortized debt issuance costs.
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
We were in compliance with the covenants of the indenture at June 30, 2021, and as of the date of this filing, and no Events of Default (as defined in the Amended and Restated Indenture) existed as of such dates.

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
At both June 30, 2021 and December 31, 2020, the weighted-average interest rate of GWG Holdings’ L Bonds was 7.21%. The principal amount of L Bonds outstanding, including Liquidity Bonds discussed below, was $1.4 billion and $1.3 billion at June 30, 2021 and December 31, 2020, respectively. The difference between the amount of outstanding L Bonds and the

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

carrying amount on our condensed consolidated balance sheets is due to netting of unamortized deferred issuance costs, cash receipts for new issuances, and payments of redemptions in process. There were $8.3 million of redemptions in process and $18.0 million of subscriptions in process as of June 30, 2021 and December 31, 2020, respectively. Amortization of deferred issuance costs was $5.3 million and $4.2 million for the three months ended June 30, 2021 and 2020, respectively. Amortization of deferred issuance costs was $10.3 million and $8.1 million for the six months ended June 30, 2021 and 2020, respectively. Future expected amortization of deferred financing costs as of June 30, 2021 is $49.1 million in total over the next seven years.
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

The principal amount of Seller Trust L Bonds outstanding reflected on the condensed consolidated balance sheets was $272.1 million at both June 30, 2021 and December 31, 2020.
Liquidity Bonds
On December 31, 2020, GWG Holdings, GWG Life, and Bank of Utah, as trustee (the “Trustee”), entered into a supplemental indenture, dated as of December 31, 2020 (the “Liquidity Bond Supplemental Indenture”), to that certain Amended and Restated Indenture, dated as of October 23, 2017 (as amended, the “Indenture”), among GWG Holdings, GWG Life and the Trustee, providing for the issuance from time to time of up to $1.0 billion in aggregate principal amount of two new series of L Bonds (the “Liquidity Bonds”). The Liquidity Bonds were offered and sold to accredited investors in transactions that are exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Regulation D under the Securities Act.
The Liquidity Bonds were issued as part of the Company’s strategy to expand its exposure to a portfolio of loans collateralized by cash flows from illiquid alternative assets; however, the Company has decided during the second quarter 2021 to cease the offering of these Liquidity Bonds at this time, but will consider replacing with other similar securities as needed to execute the Company’s strategy. Ben LP is now in the process of reevaluating its strategy and does not believe the decision to cease offering the Liquidity Bonds will have a significant impact on our future operating performance.
As of June 30, 2021 and December 31, 2020, there was $0.8 million and $0.5 million in principal and, as of both dates, $0.2 million of unamortized financing costs of Liquidity Bonds, respectively. The net of these amounts is presented on the condensed consolidated balance sheets in the L Bonds line item.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Debt Due to Related Parties
As of June 30, 2021 and December 31, 2020, Beneficient had borrowings that consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
First Lien Credit Agreement	$2,318	$2,288
Second Lien Credit Agreement	73,230	72,260
Other borrowings	2,675	2,628
Unamortized debt discounts	(975)	(916)
Total debt due to related parties	$77,248	$76,260
Beneficient First and Second Lien Credit Agreement
On May 15, 2020, Beneficient executed a Term Sheet with HCLP Nominees, L.L.C. (“HCLP” or the “Lender”) to amend its then senior credit agreement and subordinated credit agreement. The resulting Second Amended and Restated First Lien Credit Agreement and Second Amended and Restated Second Lien Credit Agreement (collectively, the “Ben Credit Agreements”) was executed on August 13, 2020, with terms and conditions substantially consistent with the Term Sheet, as further described below. The Ben Credit Agreements extended the maturity date of both loans to April 10, 2021, and increased the interest rate on each loan to 1-month LIBOR plus 8.0%, with a maximum interest rate of 9.5%. Through June 30, 2021, all principal and interest due under the Ben Credit Agreements have been paid.
On March 10, 2021, Beneficient Capital Company II, L.L.C. (formerly known as Beneficient Capital Company, L.L.C.) and Beneficient Company Holdings, L.P. (the “New Borrower”), both of which are subsidiaries of the Company, entered into Amendment No. 1 to the Second Amended and Restated Credit Agreement (the “First Lien Amendment”) and Amendment No. 1 to the Second Amended and Restated Second Lien Credit Agreement (the “Second Lien Amendment” and, together with the First Lien Amendment, the “Amendments”) with the Lender. The Amendments extend the scheduled maturity date under the Ben Credit Agreements from April 10, 2021 to May 30, 2022. The Amendments also provide that the New Borrower shall repay $5.0 million of the outstanding principal amount under the Ben Credit Agreements on each of September 10, 2021 (subsequently deferred as discussed below), December 10, 2021, and March 10, 2022. The Amendments also provide for an extension fee equal to 1.5% of the outstanding principal under the Ben Credit Agreements, which was added to the outstanding amount under the Ben Credit Agreements as provided for in the amendments. Through June 30, 2021, all principal and interest due have been paid. Finally, as also discussed in Note 17, effective July 15, 2021, Beneficient executed Consent and Amendment No. 3 to the Second Amended and Restated Credit Agreement and Amendment No. 2 to the Second Amended and Restated Subordinate Credit Agreement with its lender, which (i) deferred the payment of all accrued and unpaid interest until December 10, 2021, and (ii) deferred the installment payment of $5.0 million due on September 10, 2021, to December 10, 2021. Beneficient agreed to pay an amendment fee to the lender in an amount equal to 3% of the then outstanding principal and interest on December 10, 2021.
On June 28, 2021, Beneficient executed the Amendment No. 2 to the Second Amended and Restated Credit Agreement and Amendment No. 2 to the Second Amended and Restated Subordinate Credit Agreement with its lender. The amendments, among other things, eliminated the obligation of DLP V to assume the Ben Credit Agreements as provided for in the Ben Credit Agreements and waive the daily fee payable upon the Trigger as provided for in the Amendments.

In connection with the Ben Credit Agreements, (i) the Lender will be permitted to make capital contributions of up to $152.0 million in exchange for a Preferred Series A Subclass 1 Unit Account of BCH for an equal amount of cash for two years after the assumption of the loans; should the Lender elect to make such a capital contribution, GWG Holdings or one of its subsidiaries will be allowed to exchange an amount of Preferred C into Preferred Series A Subclass 1 Unit Accounts or contribute cash for Preferred Series A Subclass 1 Unit Accounts, in certain circumstances, in order to maintain its relative ownership percentage of the Preferred Series A Subclass 1 Unit Accounts; (ii) Beneficient Holdings, Inc. (“BHI”), which owns a majority of the Class S Ordinary Units, Preferred Series A Subclass 1 Unit Accounts, and FLP Subclass 1 Unit Accounts issued by BCH, will grant certain tax-related concessions related to the transaction to the Lender as may be mutually agreed upon between the parties, and (iii) in exchange for the tax-related concessions to be agreed between the parties, (a) 5% of BHI’s Preferred Series A Sub Class 1 Unit Account, which will be held by the Lender, may convert, upon delivery of notice by BHI or its designee, to a Preferred A.0 Unit Account of BCH, and (b) recipients of a grant of Preferred Series A Subclass 1 Unit Accounts from BHI will have the right to put an amount of Preferred Series A Subclass 1 Unit Accounts to Ben LP equal to any

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

associated tax liability stemming from any such grant; provided that the aggregated associated tax liability shall not relate to more than $30 million of grants of Preferred Series A Subclass 1 Unit Accounts from BHI; and provided, further, that such a put cannot be exercised prior to July 1, 2021. There has been no liability recorded for the put right as of June 30, 2021, as the transfer of Preferred Series A Subclass Unit Accounts has not occurred.

The Ben Credit Agreements and ancillary documents contain covenants that (i) prevent Beneficient from issuing any securities senior to the Preferred Series A Subclass 1 or Preferred A.0 Unit Accounts; (ii) prevent Beneficient from incurring additional debt or borrowings greater than $10.0 million, other than trade payables, while the loans are outstanding; (iii) prevent, without the written consent of the Lender, GWG Life Trust or DLP V from selling, transferring or otherwise disposing any of the life insurance policies held by GWG Life Trust as of May 15, 2020, except that life insurance policies may be sold, transferred, or otherwise disposed of, provided that concurrent with the assumption of the loans by DLP V, a prepayment of the loans would be required, if necessary, to maintain certain loan-to-value percentages, after giving effect to such sale, transfer or disposal; and (iv) prevent, without the written consent of the Lender, GWG Holdings from selling, transferring, or otherwise disposing of any Preferred Series A Subclass 1 Unit Accounts held as of May 15, 2020, other than to DLP V. These covenants are materially similar to the terms under the Third Amended and Restated First Lien Credit Agreement once assumed by DLP V. As of June 30, 2021, Beneficient was in compliance with all covenants.
These loans are not currently guaranteed by GWG.
Beneficient’s Second Lien Credit Agreement was originally issued to BHI, a Ben Founder Affiliate. “Ben Founder Affiliates” are defined as certain trusts and those entities held by such trusts that are controlled by Ben Founder. During 2019, the Second Lien Credit Agreement was contributed to HCLP and thus, all existing senior loan obligations are held by HCLP as of June 30, 2021 and December 31, 2020.
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
Pursuant to the Exchange Agreement described in Note 1, commencing on December 31, 2019, holders of Common Units have the right to exchange their Common Units for common stock of GWG Holdings. The exchange ratio in the Exchange Agreement is based on the ratio of the capital account associated with the Common Units to be exchanged to the market price of the common stock of GWG Holdings based on the volume weighted average price of GWG Holdings’ common stock for the five consecutive trading days prior to the quarterly exchange date. No Common Units have been exchanged for common stock of GWG Holdings through June 30, 2021.

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

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Beneficient Equity
As of June 30, 2021, Ben LP has issued Common Units and BCH, a consolidated subsidiary of Ben LP, has issued general partnership Class A Units (Subclass A-1 and A-2), Class S Ordinary Units, Class S Preferred Units, FLP Units (Subclass 1 and Subclass 2), Preferred Series A Subclass 1 Unit Accounts, Preferred Series A Subclass 2 Unit Accounts, and Preferred Series C Subclass 1 Unit Accounts. The Preferred Series A Subclass 0 Unit Accounts were created under the 5th Amended and Restated LPA while the Preferred Series C Subclass 0 Unit Accounts were created under the 6th Amended and Restated LPA; however, neither security has been issued as of June 30, 2021. The 6th Amended and Restated LPA of BCH governs the terms of these equity securities.
Common Units
As of both June 30, 2021 and December 31, 2020, Ben LP has a total of 48,205,756 Common Units issued and outstanding, respectively. As of both June 30, 2021 and December 31, 2020, GWG Holdings owns 46,887,915 Common Units, respectively, which are eliminated in consolidation. The remaining issued and outstanding Common Units are recorded in the condensed consolidated balance sheet in the noncontrolling interests line item.
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
The Preferred A.0 Unit Accounts have not been issued as of June 30, 2021.
Preferred Series A Subclass 1 (Redeemable Noncontrolling Interest)
BCH, a consolidated subsidiary of Ben LP, has non-unitized equity outstanding. The Preferred Series A Subclass 1 Unit Accounts are non-participating and convertible on a dollar basis.
In 2019, Preferred Series A Subclass 1 Unit Account holders signed an agreement to forbear the right to receive an annualized preferred return in excess of a rate determined materially consistent with the methodology below until, initially, the earlier of December 31, 2019 or three months following the issuance of the limited trust association charter by the Texas Department of Banking. The charter from the Texas Department of Banking was not issued as of December 31, 2019. The forbearance agreement was extended through June 30, 2021.

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
No amounts have been paid to the Preferred Series A Subclass 1 Unit Account holders related to the preferred return from inception through June 30, 2021, and any amounts earned have been accrued and are included in the balance of redeemable noncontrolling interests line item of the condensed consolidated balance sheets. Certain Preferred Series A Subclass 1 Unit Account holders agreed to be specially allocated any income or losses associated with the Beneficient Management Partners, L.P. Equity Incentive Plan and certain other costs.
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

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
The Preferred Series C Subclass 0 Unit Accounts have not been issued as of June 30, 2021.
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

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
As of June 30, 2021 and December 31, 2020, the aggregate carrying value of GWG Holdings’ investments in Preferred Series C Subclass 1 Unit Accounts was $210.6 million and $195.6 million, respectively. The Preferred Series C Subclass 1 Unit Accounts are eliminated upon consolidation.
Class S Ordinary Units
As of both June 30, 2021 and December 31, 2020, BCH, a consolidated subsidiary of Ben LP, had issued and outstanding 5.8 million Class S Ordinary Units, respectively. The Class S Ordinary Units participate on an as-converted basis pro-rata in the share of the profits or losses of BCH and subsidiaries following all other allocations made by BCH and its subsidiaries. As limited partner interests, these units have limited voting rights and do not entitle participation in the management of BCH’s business and affairs. The Class S Ordinary Units are exchangeable for Common Units on a one-for-one basis, subject to customary conversion rate adjustments for splits, distributions and reclassifications, as well as compliance with any applicable vesting and transfer restrictions. Each conversion also results in the issuance to Ben LP of a Class A Unit of BCH for each Common Unit issued.
The Class S Ordinary Units are recorded in the condensed consolidated balance sheet in the noncontrolling interests line item.
Class S Preferred Units
The limited partnership agreement of BCH allows it to issue Class S Preferred Units. The Class S Preferred Units are entitled to a quarterly preferred return that is limited by the quarterly preferred return rate cap described above for Preferred Series A Subclass 1 except for when annualized revenues exceed $140 million, the Class S Preferred return is based on a fraction (i) the numerator of which is (A) the positive percentage rate change, if any, to the seasonally adjusted CPI-U covering the period from the date of the last allocation of profits to such holders, plus (B) 0.75 percent, and (ii) the denominator of which is one minus the highest effective marginal combined U.S. federal, state and local income tax rate in effect as of the beginning of the fiscal quarter for which such determination is being made for an individual resident in New York City, New York, assuming (1) that the aggregate gross income allocable with respect to the quarterly preferred return for such fiscal year will consist of the same relative proportion of each type or character (e.g., long term or short term capital gain or ordinary or exempt income) of gross income item included in the aggregate gross income actually allocated in respect of the quarterly preferred return for the fiscal year reflected in the Ben Group Partnership’s most recently filed IRS Form 1065 and (2) any state and local income taxes are not deductible against U.S. federal income tax. The Class S Preferred Units also participate on an as-converted basis pro-

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

rata in the share of the profits or losses of BCH and subsidiaries following all other allocations made by BCH and its subsidiaries. As limited partner interests, these units are generally non-voting and do not entitle participation in the management of BCH’s business and affairs. Generally, the Class S Preferred Units are exchangeable for Common Units in Ben LP on a 1.2-for-1 basis, subject to customary conversion rate adjustments for splits, distributions and reclassifications, as well as compliance with any applicable vesting and transfer restrictions. Each conversion also results in the issuance to Ben LP of a Class A Unit for each Common Unit issued. Holders of Class S Preferred Units may elect to convert into Class S Ordinary Units in connection with a sale or dissolution of BCH.
As of June 30, 2021, a nominal number of shares of Class S Preferred Units have been issued. No amounts have been paid to the Class S Preferred Unit holders related to the preferred return from issuance through June 30, 2021, and any amounts earned have been accrued and are included in the balance of Class S Preferred Units presented on the condensed consolidated balance sheet in the noncontrolling interests line item.
Beneficiaries of the ExAlt Trusts

The ultimate beneficiary of the ExAlt Trusts is an unrelated third party charity (the “Charitable Beneficiary”) that is entitled to i) approximately 5% of any amounts paid to Beneficient as payment on amounts due under each ExAlt Loan, ii) approximately 10% of the amount of excess cash Collateral, if any, following the full repayment of an ExAlt Loan; and (iii) all amounts accrued and held at the ExAlt Trusts once all amounts due to Beneficient under the ExAlt Loans and any fees related to Beneficient’s services to the ExAlt Trusts are repaid. The Charitable Beneficiary’s account balances with respect to its interest in such ExAlt Trusts cannot be reduced to below zero. Any losses allocable to the Charitable Beneficiary in excess of its account balances are reclassified at each period end to the trusts deficit account, which is included as part of noncontrolling interest. Additional ExAlt Trusts are created with each new liquidity transaction with customers. These new ExAlt Trusts, which are consolidated by Beneficient, result in the recognition of additional noncontrolling interest representing the interests in these new ExAlt Trusts held by the Charitable Beneficiary. For the three and six months ended June 30, 2021, nil and $0.4 million, respectively, of such noncontrolling interest was created, compared to nil for both the three and six months ended June 30, 2020.
The interest of the Charitable Beneficiary, including the associated trust deficit (as applicable), in the ExAlt Trusts is recorded on the consolidated balance sheets in the noncontrolling interests line item.
(11) Equity-Based Compensation
As of June 30, 2021 and December 31, 2020, the Company has outstanding equity-based awards under the GWG Holdings 2013 Stock Incentive Plan, the Beneficient Management Partners, L.P. (“BMP”) Equity Incentive Plan (the “BMP Equity Incentive Plan”, the Ben Equity Incentive Plan (as defined below), and Preferred Series A Subclass 1 Unit Accounts, as more fully described in the sections below. The holders of certain of the units issued under the BMP Equity Incentive Plan and the Ben Equity Incentive Plan, upon vesting, have the right to convert the units to shares of GWG Holdings common stock per the Exchange Agreement discussed in Note 1. As such, units vested and issued under Beneficient’s equity incentive plans may result in dilution of the common stock of GWG Holdings.
2013 Stock Incentive Plan
GWG Holdings adopted the 2013 Stock Incentive Plan in March 2013, as amended on June 1, 2015, May 5, 2017 and May 8, 2018. Participants under the plan may be granted incentive stock options and non-statutory stock options; stock appreciation rights; stock awards; restricted stock; restricted stock units; and performance shares. Eligible participants include officers and employees of GWG Holdings and its subsidiaries, members of GWG Holdings’ Board of Directors, and consultants. Option awards generally expire 10 years from the date of grant. As of June 30, 2021, the Company has granted stock options, stock appreciation rights (“SAR”), and restricted stock units (“RSU”) under this plan.
Upon the exercise of SARs, the Company is obligated to make cash payments equal to the positive difference between the market value of GWG Holdings’ common stock on the date of exercise less the market value of the common stock on the date of grant. The liability for the SARs as of both June 30, 2021 and December 31, 2020 was $0.7 million, and was recorded within accounts payable and accrued expenses in the condensed consolidated balance sheets.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A RSU entitles the holder thereof to receive one share of GWG Holdings’ common stock (or, in some circumstances, the cash value thereof) upon vesting. RSUs are subject to forfeiture until they vest. During the six months ended June 30, 2021, none of the RSUs held by employees and directors vested.

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
As Ben LP’s equity is not publicly traded, the fair value for substantially all of the REUs granted in 2020 was estimated by using the valuation techniques consistent with those utilized to determine the acquisition date equity values arising from GWG Holdings obtaining a controlling financial interest in Beneficient. These valuation techniques relied upon the OPM Backsolve approach under the market method as more fully described in the 2020 Form 10-K. For the REUs granted in the latter portion of 2020 and through June 30, 2021, we utilized valuation techniques consisting of the income approach and market approach.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

During third quarter 2020, 515,000 units were granted to a senior partner director subject to a performance condition. The performance condition has not been met as of June 30, 2021. As the performance condition of the grant is based on a liquidity event, recognition of the related compensation cost is deferred until the condition has been met. Total unrecognized compensation cost related to this award is approximately $6.4 million as of June 30, 2021.
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
The following table summarizes the award activity, in number of units, for each plan during the six months ended June 30, 2021:

	Balance at December 31, 2020	Granted	Vested	Exercised	Forfeited/Cancelled	Balance at June 30, 2021
Vested
Stock Options	629,530	—	9,750	(1,666)	(2,334)	635,280
SAR	293,455	13,350	25,741	—	—	332,546
RSU	—	—	—	—	—	—
BMP Equity Units	11,144,016	21,096	447,328	—	(321,986)	11,290,454
REUs	5,078,796	21,096	365,481	—	(208,816)	5,256,557
Unvested
Stock Options	65,587	—	(9,750)	—	—	55,837
SAR	242,202	94,575	(25,741)	—	—	311,036
RSU	129,717	3,189	—	—	(3,189)	129,717
BMP Equity Units	2,230,097	84,384	(447,328)	—	(80,469)	1,786,684
REUs	2,268,574	84,384	(365,481)	—	(53,264)	1,934,213
Total
Stock Options	695,117	—	—	(1,666)	(2,334)	691,117
SAR	535,657	107,925	—	—	—	643,582
RSU	129,717	3,189	—	—	(3,189)	129,717
BMP Equity Units	13,374,113	105,480	—	—	(402,455)	13,077,138
REUs	7,347,370	105,480	—	—	(262,080)	7,190,770

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the components of equity-based compensation expense recognized in the condensed consolidated statement of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	$36	$38	$76	$86
Stock appreciation rights	89	(316)	158	(111)
Restricted stock units	—	(299)	31	(38)
BMP equity units	1,864	2,172	3,969	39,124
REUs	1,905	2,017	5,012	33,999
Total equity-based compensation	$3,894	$3,612	$9,246	$73,060
Unrecognized equity-based compensation expense, excluding the expense related to the performance award discussed above, totaled approximately $28.7 million as of June 30, 2021. We currently expect to recognize equity-based compensation expense of $9.3 million during the remainder of 2021, and the remainder thereafter based on scheduled vesting of awards outstanding as of June 30, 2021.
The following table presents the equity-based compensation expense expected to be recognized over the next five years based on scheduled vesting of awards outstanding, excluding the award subject to the performance condition discussed above, as of June 30, 2021 (in thousands):

	Stock Options	SAR	REUs	BMP Equity Units	Total
Six months ending 2021	$31	$962	$4,246	$4,068	$9,307
2022	19	296	5,657	5,682	11,654
2023	—	195	3,142	2,728	6,065
2024	—	35	823	724	1,582
2025	—	—	31	49	80
2026	—	—	—	—	—
Total	$50	$1,488	$13,899	$13,251	$28,688

(12) Income Taxes
The Company’s income tax provision reflects the activity of GWG Holdings and its subsidiaries, Beneficient Corporate Holdings, LLC and Ben Markets Corporate Holdings, LLC. GWG Holdings and its subsidiaries files a separate tax return from the aforementioned Beneficient entities, but the tax provision information below as of and for the six months ended June 30, 2021 is disclosed on a consolidated basis for financial reporting purposes under applicable GAAP.
The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods.
The Company’s effective tax rate was 0.34% for the six months ended June 30, 2021. The income tax benefit for the three and six months ended June 30, 2021 was $0.2 million and $0.5 million, respectively, compared to $2.0 million and $18.2 million for the three and six months ended June 30, 2020, respectively. The effective tax rate differs from the statutory U.S. federal income tax rate of 21% primarily due to valuation allowances recorded on the current year losses, offset by a current state tax expense. The income tax benefit for the three and six months ended June 30, 2021 reflects adjustments to the deferred tax liability for specific expense allocations to the holders of the Preferred Series A Subclass 1 Unit Accounts and deferred federal income tax benefit related to Beneficient’s losses, offset by current state tax expense of GWG Holdings.
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
The Company determined it cannot utilize the reversal of a taxable temporary difference related to GWG Life’s ownership in the Preferred Series A Subclass 1 Unit Accounts described in Note 1, until such time as the preferred equity is no longer constrained, as a source of income to realize existing deferred tax assets related to the net operating loss and Internal Revenue Code Section 163(j) limitations. As a result, the Company recorded a large net deferred tax liability on December 31, 2019, the majority of which remained as of June 30, 2021 and December 31, 2020. The disposition of this investment is constrained by the Pledge and Security Agreement in favor of the holders of the L Bonds of GWG Holdings. As such, the timing of recognition of the necessary taxable income related to this investment and the future reversal of this taxable temporary difference cannot be predicted.
(13) Loss per Common Share
The computations of basic and diluted income (loss) attributable to common shareholders per share for the three and six months ended June 30, 2021 and 2020 are as follows (in thousands, except share data and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common shareholders	$(64,871)	$(24,254)	$(119,303)	$(71,577)
Denominator:
Basic – weighted average common shares outstanding	20,757,400	30,536,830	20,758,431	30,535,811
Effect of dilutive securities	—	—	—	—
Diluted – weighted average common shares outstanding	20,757,400	30,536,830	20,758,431	30,535,811

Basic loss per common share	$(3.13)	$(0.79)	$(5.75)	$(2.34)
Diluted loss per common share	$(3.13)	$(0.79)	$(5.75)	$(2.34)
For the three months ended June 30, 2021 and 2020, RPS, RPS 2, restricted stock units, and stock options for a potential 2,039,951 and 2,368,178 shares, respectively, were not included in the calculation of diluted earnings per share because we recorded a net loss during these periods and the effects were anti-dilutive. For the six months ended June 30, 2021 and 2020, RPS, RPS 2, restricted stock units, and stock options for a potential 2,045,510 and 2,455,922 shares, respectively, were not included in the calculation of diluted earnings per share because we recorded a net loss during these periods and the effects were anti-dilutive. Potentially dilutive instruments issued by Ben LP that are ultimately exchangeable into GWG common stock were also excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2021 and 2020 because we recorded a net loss during these periods and the effects were anti-dilutive.
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

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Earnings before taxes (“EBT”) is the measure of profitability used by management to assess performance of its segments and allocate resources. Segment EBT represents net income (loss) excluding income taxes and includes earnings (loss) from equity method investments. Information on reportable segments is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue:	2021	2020	2021	2020
Secondary Life Insurance	$(4,073)	$15,230	$3,099	$30,378
Beneficient	(219)	13,672	368	21,336
Corporate & Other	6	16	6	16
Total	$(4,286)	$28,918	$3,473	$51,730

	Three Months Ended June 30,		Six Months Ended June 30,
Interest Expense:	2021	2020	2021	2020
Secondary Life Insurance	$30,460	$24,346	$58,079	$47,039
Beneficient	11,667	12,796	25,430	25,974
Total	$42,127	$37,142	$83,509	$73,013

	Three Months Ended June 30,		Six Months Ended June 30,
Segment EBT:	2021	2020	2021	2020
Secondary Life Insurance	$(36,199)	$(12,446)	$(58,588)	$(27,167)
Beneficient	(29,281)	(15,218)	(60,874)	(95,412)
Corporate & Other	(10,899)	(6,424)	(24,209)	(13,577)
Total Segment EBT	(76,379)	(34,088)	(143,671)	(136,156)
Income tax benefit	(196)	(2,018)	(482)	(18,163)
Net loss	$(76,183)	$(32,070)	$(143,189)	$(117,993)

Total Assets:	June 30, 2021	December 31, 2020
Secondary Life Insurance	$876,783	$886,739
Beneficient	2,618,038	2,662,630
Corporate & Other	9,621	15,588
Total	$3,504,442	$3,564,957
The total assets of the Beneficient segment at both June 30, 2021 and December 31, 2020 includes goodwill of $2.4 billion, which represents all of the goodwill on the Company’s condensed consolidated balance sheet as of the end of each reporting period.
(15) Commitments and Contingencies
Litigation — In the normal course of business, we are involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on our financial position, results of operations or cash flows.
Commitments — GWG Holdings is committed to contribute an additional $1.3 million to FOXO through October 2021, all of which has been contributed through such date. The ExAlt Trusts had $35.6 million of potential gross capital commitments as of both June 30, 2021 and December 31, 2020, respectively, representing potential limited partner capital funding commitments on the interests in alternative asset funds. This is the amount above any existing cash reserves for such capital funding commitments. The ExAlt Trusts holding the interest in the limited partnership for the alternative asset fund is required to fund these limited partner capital commitments per the terms of the limited partnership agreement. Capital funding commitment reserves are maintained by the associated trusts within the ExAlt PlanTM created at the origination of each trust for up to

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
$0.1 million. To the extent that the associated ExAlt Trusts cannot pay the capital funding commitment, Beneficient is obligated to lend the associated ExAlt Trust sufficient funds to meet the commitment, pursuant to the terms of the respective ExAlt Loan. Any amounts advanced by Beneficient to the ExAlt Trusts for these limited partner capital funding commitments, pursuant to the terms of the respective ExAlt Loan, above the associated capital funding commitment reserves held by the associated ExAlt Trusts are added to the ExAlt Loan balance between Beneficient and the ExAlt Trusts and are expected to be recouped through the cash distributions from the alternative asset fund that collateralizes such ExAlt Loan.
Capital commitments generally originate from limited partner agreements having fixed or expiring expiration dates. The total limited partner capital funding commitment amounts may not necessarily represent future cash requirements. Beneficient considers the creditworthiness of the investments on a case-by-case basis. At both June 30, 2021 and December 31, 2020, Beneficient had no reserves for losses on unused commitments to fund potential limited partner capital funding commitments.

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

Life Insurance Company	June 30, 2021	December 31, 2020
John Hancock Life Insurance Company	13.69%	14.72%
The Lincoln National Life Insurance Company	11.30%	11.20%
Equitable Financial Life Insurance Company	10.91%	10.57%

The following summarizes the number of insurance policies held in specific states exceeding 10% of the total face value held by our portfolio:

State of Residence	June 30, 2021	December 31, 2020
California	17.82%	18.05%
Florida	15.35%	14.93%
Alternative Assets Industries
Beneficient’s underlying portfolio companies primarily operate in the United States and Western Europe, with the largest percentage, based on NAV, operating in diversified financials, telecommunications services, food and staples retailing, software and services, and utilities.

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

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Fourth Amended and Restated Senior Credit Facility with LNV Corporation
On September 7, 2021, DLP IV entered into a Fourth Amended and Restated Loan and Security Agreement with LNV Corporation, as lender, and CLMG Corp., as the administrative agent on behalf of the lenders under the agreement (the “Fourth LNV Credit Facility”). The Fourth LNV Credit Facility replaced the Third LNV Credit Facility, that previously governed the Company’s senior credit facility. The Fourth LNV Credit Facility resulted in an additional advance of $30.3 million from LNV Corporation, paid on September 7, 2021.

Under the Fourth LNV Credit Facility, all advances bear interest at a rate of the Benchmark Rate plus the Applicable Margin, or the Default Rate if an event of default has occurred and is continuing. For purposes of the Fourth LNV Credit Facility, (i) the Benchmark Rate is the greater of (a) the sum of (i) the Federal Funds Rate plus (ii) one-half of one percent (0.50%) and (b) one and one half of one percent (1.50%); (ii) the Applicable Margin is seven and one half percent (7.50%); and (iii) the Default Rate is the Benchmark Rate plus nine and one half percent (9.50%).

Amendment to Beneficient’s Credit Agreements
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
Policy Benefits and L Bonds
Subsequent to June 30, 2021 through October 15, 2021, policy benefits on 33 policies covering 30 individuals have been realized. The face value of insurance benefits of these policies was $44.8 million.
GWG Holdings issued approximately $191.6 million L Bonds in the current year through April 16, 2021, the date we temporarily suspended GWG Holdings’ L Bond offering. No L Bonds have been sold since April 16, 2021.

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
Update on the Investments in Life Insurance Policies
We maintain an actual-to-expected analysis-based valuation methodology (“A2E Methodology”) to ensure more accurate pricing and valuation of our life insurance policies. Proper maintenance of an A2E Methodology includes the continual tracking of actual results as well as comparisons to projections. An A2E Methodology rests on the actuarial premise that mortality results for sufficiently large populations follow predictable mortality curves. As such, through the A2E Methodology and the use of the portfolio mortality multiplier (“PMM”), we are able to “fit” projections to actual results, which provides a basis to forecast future performance more accurately.

When performance sufficiently deviates from these projections, the A2E Methodology is re-examined to determine if the resultant PMM still results in the most accurate fitting of the projections to actual results. Adjustments to the PMM are made based on that analysis if warranted. The basis for a re-examination is based on a performance-based trigger approach that allows the portfolio to perform within statistical norms (+/- 1 standard deviation). We re-examine the A2E Methodology and recalculate the resultant PMM anytime the six-month moving average of the difference between actual portfolio performance and projected performance deviates by more than one standard deviation from the mean and such deviation continues as of the end of any calendar quarter after persisting for three consecutive months.
A re-examination occurred during second quarter of 2021, which resulted in an update to the PMM and a downward adjustment of $16.4 million to the fair value of the investments in life insurance policies.
Critical Accounting Policies
Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on November 5, 2021 (“2020 Form 10-K”) for a discussion of our critical accounting policies and estimates. There have been no significant changes to our critical accounting policies during the six months ended June 30, 2021.
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
•On June 28, 2021, DLP IV entered into the Third LNV Credit Facility that resulted in a $52.5 million advance from LNV Corporation, or $51.2 million including certain fees and expenses incurred in connection with the entry into the Third LNV Credit Facility (Note 9).
•On August 11, 2021, GWG DLP Funding VI, LLC, a Delaware limited liability company (“DLP VI”), entered into a Credit Agreement (the “NF Credit Agreement”) with each lender from time to time party thereto and National Founders LP, a Delaware limited partnership, as the administrative agent (the credit facility evidenced by such NF Credit Agreement, the “NF Credit Facility”) that resulted in a one-time $107.6 million advance with a scheduled maturity date of August 11, 2031 (Note 17). Approximately $56.7 million of such advanced amount was used to pay off the remaining amount due under the Third LNV Credit Facility.
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
•On September 7, 2021, DLP IV entered into a Fourth Amended and Restated Loan and Security Agreement with LNV Corporation, as lender, and CLMG Corp., as the administrative agent on behalf of the lenders under the agreement (the “Fourth LNV Credit Facility”) that resulted in a $30.3 million advance from LNV Corporation, with such advance including amounts to cover certain fees and expenses incurred in connection with the entry into the Fourth LNV Credit Facility (Note 17).
•An update on the current state of the Company and potential impact of the COVID-19 pandemic (Note 17).
Asset Diversification
As of June 30, 2021, we held a combined portfolio of assets consisting of 78% of fair value secondary life insurance policies and 22% of indirect interests in alternative assets held by certain of the ExAlt Trusts. The table presented below reflects classifications based on GWG Holdings’ and Beneficient’s current exposure types as of June 30, 2021 (dollar amounts in thousands). Additional information regarding the Collateral portfolio is available on its website at www.trustben.com. The information on Beneficient’s website is not part of, or incorporated by reference in, this report.

Exposure Type	Value	Percent of Total
Near-Duration Life Insurance Policies (1)	$325,961	33.2%
Intermediate-Duration Life Insurance Policies (1)	299,961	30.5%
Long-Duration Life Insurance Policies (1)	144,104	14.7%
Growth Stage Private (2)	81,946	8.3%
Late Stage Venture Backed (2)	52,665	5.4%
Early Stage Venture Backed (2)	29,698	3.0%
Other (2)	26,716	2.7%
Corporate Buyouts (2)	21,469	2.2%
Total	$982,520	100.0%
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
Secondary Life Insurance Assets
Our portfolio of life insurance policies, owned by GWG Holdings’ subsidiaries as of June 30, 2021, is summarized below:
Life Insurance Portfolio Summary

Total life insurance portfolio face value of policy benefits (in thousands)	$1,844,466
Average face value per policy (in thousands)	$1,826
Average face value per insured life (in thousands)	$1,975
Weighted average age of insured (years)	83.4
Weighted average life expectancy estimate (years)	7.0
Total number of policies	1,010
Number of unique lives	934
Demographics	74% Male; 26% Female
Number of smokers	39
Largest policy as % of total portfolio face value	0.7%
Average policy as % of total portfolio	0.1%
Average annual premium as % of face value	4.0%
Our portfolio of life insurance policies, owned by GWG Holdings’ subsidiaries as of June 30, 2021, organized by the insured’s current age and the associated number of policies and policy benefits, is summarized below:
Distribution of Policies and Policy Benefits by Current Age of Insured

				Percentage of Total
Min Age	Max Age	Number of Policies	Policy Benefits (in thousands)	Number of Policies	Policy Benefits	Weighted Average LE (Years)
64	69	30	$28,334	3.0%	1.6%	11.6
70	74	174	216,293	17.2%	11.7%	10.2
75	79	204	338,110	20.2%	18.3%	9.4
80	84	203	361,047	20.1%	19.6%	7.6
85	89	218	530,708	21.6%	28.8%	4.8
90	94	154	312,097	15.2%	16.9%	3.2
95	101	27	57,877	2.7%	3.1%	2.0
Total		1,010	$1,844,466	100.0%	100.0%	7.0

Our portfolio of life insurance policies, owned by GWG Holdings’ subsidiaries as of June 30, 2021, organized by the insured’s estimated life expectancy estimates and associated policy benefits, is summarized below:
Distribution of Policies by Current Life Expectancies of Insured

				Percentage of Total
Min LE (Months)	Max LE (Months)	Number of Policies	Policy Benefits (in Thousands)	Number of Policies	Policy Benefits
0	47	288	$515,559	28.5%	27.9%
48	71	226	412,910	22.4%	22.4%
72	95	186	335,336	18.4%	18.2%
96	119	139	241,431	13.8%	13.1%
120	143	95	154,374	9.4%	8.4%
144	179	68	162,581	6.7%	8.8%
180	240	8	22,275	0.8%	1.2%
Total		1,010	$1,844,466	100.0%	100.0%
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
The average yield to maturity of publicly traded life insurance company bonds data we consider as inputs to our life insurance portfolio valuation process was 1.45% as of June 30, 2021. We believe this average yield to maturity reflects, in part, the financial market’s judgment that credit risk is low with regard to these carriers’ financial obligations. The obligations of life insurance carriers to pay life insurance policy benefits ranks senior to all of their other financial obligations, including the senior bonds they issue. As of June 30, 2021, 94.8% of the face value benefits of our life insurance policies were issued by insurers having an investment-grade credit rating (BBB or better) by Standard & Poor’s.

As of June 30, 2021, our ten largest life insurance company credit exposures and the Standard & Poor’s credit rating of their respective financial strength and claims-paying ability is set forth below:
Distribution of Policy Benefits by Top 10 Insurance Companies

Rank	Policy Benefits (in Thousands)	Percentage of Policy Benefit Amount	Insurance Company	S&P Insurer Financial Strength Rating
1	$252,493	13.7%	John Hancock Life Insurance Company	AA-
2	208,417	11.3%	Lincoln National Life Insurance Company	AA-
3	201,236	10.9%	Equitable Financial Life Insurance Company	A+
4	164,491	8.9%	Transamerica Life Insurance Company	A+
5	151,789	8.2%	Brighthouse Life Insurance Company	AA-
6	84,998	4.6%	Pacific Life Insurance Company	AA-
7	82,389	4.5%	American General Life Insurance Company	A+
8	63,876	3.5%	ReliaStar Life Insurance Company	A+
9	57,862	3.1%	Security Life of Denver Insurance Company	A-
10	53,669	2.9%	Protective Life Insurance Company	AA-
	$1,321,220	71.6%
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

The ExAlt Trusts held interests in alternative assets with a net asset value of $212.5 million and $221.9 million at June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, the ExAlt Trusts’ portfolio had exposure to 120 professionally managed alternative investment funds, comprised of 313 underlying investments, 96 percent of which are investments in private companies.

The portfolio of alternative assets, excluding the collateral exchanged in the Collateral Swap, which is eliminated in consolidation, covers the following industry sectors and geographic regions as of the dates shown below (dollar amounts in thousands):

	June 30, 2021		December 31, 2020
Industry Sector	Value	Percent of Total	Value	Percent of Total
Diversified Financials	29,230	13.8%	28,462	12.8%
Food and Staples Retailing	26,986	12.7%	24,450	11.0%
Software and Services	26,483	12.5%	23,310	10.5%
Telecommunication Services	26,408	12.4%	27,401	12.3%
Utilities	23,052	10.8%	21,740	9.8%
Not Applicable (e.g., Escrow, Earnouts)(1)	16,769	7.9%	18,138	8.2%
Semiconductors and Semiconductor Equipment	15,555	7.3%	21,271	9.6%
Health Care Equipment and Services	12,488	5.9%	14,682	6.6%
Other(1)	35,523	16.7%	42,440	19.2%
Total	$212,494	100.0%	$221,894	100.0%

	June 30, 2021		December 31, 2020
Geography	Value	Percent of Total	Value	Percent of Total
North America	$90,151	42.3%	$95,569	43.1%
Western Europe	49,292	23.2%	50,219	22.6%
Asia	30,295	14.3%	36,436	16.4%
Latin & South America	27,744	13.1%	25,255	11.4%
Other(2)	15,012	7.1%	14,415	6.5%
Total	$212,494	100.0%	$221,894	100.0%
_______________________________________________________________
(1)Industries in this category each comprise less than 5 percent as of June 30, 2021.
(2)Locations in this category each comprise less than 5 percent.
Assets in the portfolio consist primarily of interests in alternative investment vehicles (also referred to as “funds”) that are managed by a group of U.S. and non-U.S. based alternative asset management firms that invest in a variety of financial markets and utilize a variety of investment strategies. The vintages of the funds in the portfolio as of June 30, 2021 ranged from 1993 to 2021.
As the ExAlt Trusts grow their portfolio, they will monitor the diversity of the portfolio through the use of concentration guidelines. These guidelines were established, and will be periodically updated, through a data driven approach based on asset type, fund manager, vintage of fund, industry segment and geography to manage portfolio risk. Beneficient will refer to these guidelines when making decisions about new financing opportunities; however, these guidelines will not restrict Beneficient from entering into financing opportunities that would result in Beneficient having exposure outside of its concentration guidelines. In addition, changes to the ExAlt Trusts’ portfolio may lag changes to the concentration guidelines. As such, the ExAlt Trusts’ portfolio may, at any given time, have exposures that are outside of its concentration guidelines to reflect, among other things, attractive financing opportunities, limited availability of assets, or other business reasons. Given the ExAlt Trusts’ limited operating history, the portfolio as of June 30, 2021 had exposure to certain alternative investment vehicles and investments in private companies that were outside of those guidelines.
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
Principal Revenue and Expense Items
During the three and six months ended June 30, 2021 and 2020, we earned revenues from the following primary sources:
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
•Other Income. Includes changes in the fair value of Beneficient’s investment in put options, L Bond redemption fees, and other miscellaneous income. Additionally, includes $36.3 million recognized during the second quarter of 2020 by Beneficient as a result of the forfeiture of vested equity-based compensation related to one former director of Beneficient.
During the three and six months ended June 30, 2021 and 2020, our main components of expense are summarized below:
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
•Employee Compensation and Benefits. Employee compensation and benefits includes salaries, bonuses and other incentives and costs of employee benefits. Also included are significant non-cash compensation expenses totaling $9.0 million and $73.1 million for the six months ended June 30, 2021 and 2020, respectively, related to Beneficient’s equity incentive plans.
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

Additional components of our net earnings include:
•Earnings (Loss) from Equity Method Investment. We account for GWG Holdings’ investment in FOXO as an equity method investment, which is included in earnings (loss) from equity method investment in our condensed consolidated statements of operations. We had losses from equity method investments of $3.4 million and $1.3 million during the three months ended June 30, 2021 and 2020, respectively. We had losses from equity method investments of $6.9 million and $2.8 million during the six months ended June 30, 2021 and 2020, respectively.
Results of Operations —Three and Six Months Ended June 30, 2021 Compared to the Same Periods in 2020
The following is our analysis of the results of operations for the periods indicated below. This analysis should be read in conjunction with our condensed consolidated financial statements and related notes (dollar values in thousands).
Net Loss Attributable to Common Shareholders
Net loss attributable to common shareholders was $64.9 million and $24.3 million for the three months ended June 30, 2021 and 2020, respectively. Net loss attributable to common shareholders was $119.3 million and $71.6 million for the six months ended June 30, 2021 and 2020, respectively. The results of operations for the three and six months ended June 30, 2021 reflect higher interest expense as result of increased average debt balances and interest rates, combined with a lower gain on life insurance policies as a result of the adjustment to the PMM and lower maturities of life insurance policies. More details regarding revenue and expenses for the three and six months ended June 30, 2021 and 2020 are included in the discussion below.
Revenue from Secondary Life Insurance

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue realized from maturities of life insurance policies	$25,412	$27,136	$42,797	$46,603
Revenue recognized from change in fair value of life insurance policies	(11,399)	5,278	(3,237)	17,455
Premiums and other annual fees paid	(18,486)	(17,626)	(37,121)	(34,825)
Gain (loss) on life insurance policies, net	$(4,473)	$14,788	$2,439	$29,233
Attribution of gain on life insurance policies, net:
Change in estimated probabilistic cash flows, net of premium and other annual fees paid	$(4,623)	$(2,277)	$(10,011)	$(1,625)
Change in life expectancy evaluation	2,337	—	2,337	—
Change in PMM	(16,386)	—	(16,386)	—
Net revenue recognized at maturity	14,199	17,065	26,499	30,858
Gain (loss) on life insurance policies, net	$(4,473)	$14,788	$2,439	$29,233

Number of policies matured	22	29	48	49
Face value of matured policies	$35,485	$39,889	$61,445	$65,391
Net revenue recognized at maturity event (% of face value matured)	40.0%	42.8%	43.1%	47.2%
Revenue from changes in estimated probabilistic cash flows, net of premiums paid was a charge of $4.6 million compared to $2.3 million during the three months ended June 30, 2021 and 2020, respectively. Revenue from changes in estimated probabilistic cash flows, net of premiums paid was a charge of $10.0 million and $1.6 million for the six months ended June 30, 2021 and 2020, respectively. The decreases of $19.3 million and $26.8 million in gain on life insurance policies for the three and six months ended June 30, 2021, respectively, over the comparable prior year periods, was driven by lower revenue realized from maturities of life insurance policies (see more details in the following paragraph), a lower amount of revenue recognized from changes in fair value of the policies still in force at June 30, 2021, and higher premium costs due to the aging of the portfolio. The lower amount of revenue recognized from changes in fair value of the policies is largely driven by the

$16.4 million downward adjustment to fair value taken as a result of an update to the PMM as discussed in the “Critical Accounting Policies and Estimates” section above.
The face value of matured policies was $35.5 million and $39.9 million for the three months ended June 30, 2021 and 2020, respectively, reflecting a decrease in face value of matured policies of $4.4 million. The resulting revenue realized at maturity was $25.4 million and $27.1 million during the three months ended June 30, 2021 and 2020, respectively. The decreased revenue realized at maturity during the comparable periods was due to the higher average carrying value of the policies that matured during the second quarter of 2021 compared to the second quarter of 2020.
The face value of matured policies was $61.4 million and $65.4 million for the six months ended June 30, 2021 and 2020, respectively, reflecting a decrease in face value of matured policies of $3.9 million, respectively, during those periods. The resulting revenue recognized at maturity was $42.8 million and $46.6 million during the six months ended June 30, 2021 and 2020, respectively. The decreased revenue recognized at maturity during the comparable periods reflects the higher average carrying value of the policies that matured during the first six months of 2021 compared to the same period in 2020.
Investment Income, Interest Income, and Other Income (in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Variance	2021	2020	Variance
Investment income (loss)	$1,773	$(22,671)	$24,444	$3,863	$(15,115)	$18,978
Interest income	305	300	5	622	1,015	(393)
Other (loss) income	(1,891)	36,501	(38,392)	(3,451)	36,597	(40,048)
Total	$187	$14,130	$(13,943)	$1,034	$22,497	$(21,463)
Investment income was $1.8 million and $3.9 million during the three and six months ended June 30, 2021, respectively, driven by an increase in the NAV of the alternative assets held by certain of the ExAlt Trusts. Investment loss was $22.7 million and $15.1 million during the three and six months ended June 30, 2020, respectively, primarily due to a decrease in the NAV of the alternative assets held by certain of the ExAlt Trusts, partially offset by a decrease to the repurchase option liability.
Interest income decreased during the six months ended June 30, 2021, compared to the same period in 2020, primarily due to a decrease in average cash balances and corresponding bank interest earned.
Other loss during the three and six months ended June 30, 2021, includes a $2.1 million and $4.3 million decrease, respectively, to the fair value of Beneficient’s investment in put options, compared to L Bond early redemption fees and other miscellaneous income items recorded in the comparable periods in 2020. Other income for the three and six months ended June 30, 2020, includes $36.3 million of income recognized during the second quarter of 2020 by Beneficient as a result of the forfeiture of vested equity-based compensation related to one former director of Beneficient. A substantial majority of the former director’s equity-based compensation units were fully vested, and the related expense was recorded in prior periods.
Interest and Operating Expenses (in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Variance	2021	2020	Variance
Interest expense (including amortization of deferred financing costs)	$42,127	$37,142	$4,985	$83,509	$73,013	$10,496
Employee compensation and benefits	14,082	11,840	2,242	29,106	89,544	(60,438)
Legal and professional fees	6,054	7,643	(1,589)	14,182	13,806	376
Other expenses	6,395	5,063	1,332	13,398	8,675	4,723
Total expenses	$68,658	$61,688	$6,970	$140,195	$185,038	$(44,843)

Interest expense, including amortization of deferred financing costs, increased $5.0 million and $10.5 million during the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020, primarily due to the increase in the average balance of outstanding L Bonds. The difference also includes the effects of the increased interest rate on debt due to related parties and additional deferred financing cost amortization as a result of the amendments of Beneficient’s debt agreements on August 13, 2020, partially offset by the elimination of a portion of the interest expense on the Seller Trust L Bonds as a result of the Collateral Swap transaction that occurred on September 30, 2020.
Employee compensation and benefits increased during the three months ended June 30, 2021, compared to the same period of 2020, due to higher salary and benefit costs recognized as a result of higher headcount for the comparable period. Employee compensation and benefits decreased during the six months ended June 30, 2021, compared to the same period of 2020, primarily related to Beneficient’s equity incentive plans. Specifically, the Company recognized $9.0 million during the six months ended June 30, 2021, compared to $73.1 million during the comparable period of 2020, of equity-based compensation expense related to Beneficient’s equity incentive plans. The decrease is due to the full vesting of some awards upon grant during the first quarter of 2020 compared to predominately service-based vesting during 2021. In addition to Beneficient’s equity-based compensation expense, we recognized additional retention, severance and other costs in the first quarter of 2020 related to the relocation of GWG Holdings’ principal offices from Minneapolis to Dallas in late 2019. Finally, these decreases were partially offset by higher salary and benefit costs recognized as a result of higher headcount for the comparable periods.
The decrease in legal and professional fees in the three months ended June 30, 2021, compared to the same period of 2020, is primarily the result of higher legal costs in the second quarter of 2020 related to debt amendments and other transactions that occurred during that time, combined with higher costs of life expectancy reports ordered during the second quarter of 2020. Legal and professional fees remained relatively flat for the six months ended June 30, 2021 compared to the same period of 2020.
The increase in other expenses during the three months ended June 30, 2021, compared to the same period of 2020, is primarily due a $1.0 million TEFFI application fee incurred by Beneficient during the second quarter of 2021. In addition to the TEFFI application fee, the increase in other expenses during the six months ended June 30, 2021, compared to the same period of 2020, is primarily due to the $2.0 million write-off of an investment related to legacy business initiatives of GWG Holdings, combined with a $1.3 million partial expense reversal of a service provider accrual by Beneficient during the first quarter of 2020.
Income Taxes
The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods.
The Company’s effective tax rate was 0.34% for the six months ended June 30, 2021. The income tax benefit for the three and six months ended June 30, 2021 was $0.2 million and $0.5 million, respectively, compared to $2.0 million and $18.2 million for the three and six months ended June 30, 2020, respectively. The effective tax rate differs from the statutory U.S. federal income tax rate of 21% primarily due to valuation allowances recorded on the current year losses, offset by a current state tax expense. The income tax benefit for the three and six months ended June 30, 2021 reflects adjustments to the deferred tax liability for specific expense allocations to the holders of the Preferred Series A Subclass 1 Unit Accounts and deferred federal income tax benefit related to Beneficient’s losses, offset by current state tax expense of GWG Holdings.
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
The Company determined it cannot utilize the reversal of a taxable temporary difference related to GWG Life’s ownership in the Preferred Series A Subclass 1 Unit Accounts described in Note 1, until such time as the preferred equity is no longer constrained, as a source of income to realize existing deferred tax assets related to the net operating loss and Internal Revenue Code Section 163(j) limitations. As a result, the Company recorded a large net deferred tax liability on December 31, 2019, the majority of which remained as of June 30, 2021 and December 31, 2020. The disposition of this investment is constrained by the Pledge and Security Agreement in favor of the holders of the L Bonds of GWG Holdings. As such, the timing of recognition of the necessary taxable income related to this investment and the future reversal of this taxable temporary difference cannot be predicted.
Revenue and Earnings before Tax by Reportable Segment — Three and Six Months Ended June 30, 2021 Compared to the Same Periods in 2020
We have two reportable segments: 1) Secondary Life Insurance and 2) Beneficient. Corporate & Other includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, management and administrative services to support the overall operations of the Company, and GWG Holdings’ equity method investment in FOXO.
Comparison of revenue by reportable segment for the periods indicated (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
Revenue:	2021	2020	Variance	2021	2020	Variance
Secondary Life Insurance	$(4,073)	$15,230	$(19,303)	3,099	$30,378	$(27,279)
Beneficient	(219)	13,672	(13,891)	368	21,336	(20,968)
Corporate & Other	6	16	(10)	6	16	(10)
Total	$(4,286)	$28,918	$(33,204)	$3,473	$51,730	$(48,257)
The primary components of the changes in revenue during the three and six months ended June 30, 2021 compared to the same periods in 2020 were as follows:
•Secondary Life Insurance revenue decreased by $19.3 million and $27.3 million during the three and six months ended June 30, 2021, compared to the comparable periods in 2020, primarily as a result of an adjustment to the PMM during the second quarter of 2021 that resulted in a $16.4 million downward adjustment to the fair value of the portfolio, combined with higher premiums and lower revenue recognized at maturity.
•Beneficient segment revenue decreased for the three and six months ended June 30, 2021, compared to the same periods in 2020, primarily due to $36.3 million of non-recurring income recognized during the second quarter of 2020 by Beneficient as a result of the forfeiture of vested equity-based compensation related to one former director of Beneficient. A substantial majority of the former director’s equity-based compensation units were fully vested, and the related expense was recorded in prior periods. This decrease was partially offset by an increase in investment income driven by changes in the NAV of the alternative assets held by certain of the ExAlt Trusts during the three and six months ended June 30, 2021, compared to the same periods in 2020.

Comparison of loss before tax by reportable segment for the periods indicated (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
Segment Loss Before Tax	2021	2020	Variance	2021	2020	Variance
Secondary Life Insurance	$(36,199)	$(12,446)	$(23,753)	$(58,588)	$(27,167)	$(31,421)
Beneficient	(29,281)	(15,218)	(14,063)	(60,874)	(95,412)	34,538
Corporate & Other(1)	(10,899)	(6,424)	(4,475)	(24,209)	(13,577)	(10,632)
Total	$(76,379)	$(34,088)	$(42,291)	$(143,671)	$(136,156)	$(7,515)
_______________________________________________
(1)Includes loss from equity method investments as presented in our condensed consolidated statements of operations, related to GWG Holdings’ investment in FOXO.
The primary drivers of the changes in loss before tax during the three and six months ended June 30, 2021, compared to the same periods in 2020 were as follows:
•Secondary Life Insurance loss before tax increased by $23.8 million and $31.4 million, respectively, for the three and six months ended June 30, 2021, compared to the same periods in 2020, primarily as a result of the following:

•$19.3 million and $26.8 million respective decreases in gain on life insurance policies, net for the comparative periods as described above in the revenue comparison discussion;
•$6.1 million and $11.0 million respective increases in interest expense during the comparative periods as a result of higher average debt outstanding; and
•$1.7 million and $6.9 million respective decreases in operating expenses during the comparative periods, primarily resulting from a lower percentage of employee compensation and benefits allocated to the Secondary Life Insurance segment.
•Beneficient segment loss before tax increased by $14.1 million for the three months ended June 30, 2021, respectively, compared to the same period in 2020, primarily due to:
•an increase in investment income of $24.4 million offset by an increase in loss on put option of $2.2 million and $36.3 million of non-recurring income in second quarter of 2020 as described above in the revenue comparison discussion;
•a decrease of $0.4 million in non-cash charges for equity incentive compensation; and
•net increases in interest and other operating expenses of approximately $0.6 million.
•Beneficient segment loss before tax decreased by $34.5 million for the six months ended June 30, 2021, primarily due to:
•a decrease of $60.6 million in non-cash charges for equity incentive compensation;
•a increase in investment income of $18.9 million partially offset by an increase in loss on put option of $4.3 million and $36.3 million of non-recurring income in second quarter of 2020 as described above in the revenue comparison discussion; and
•net increases in interest and other operating expenses of approximately $5.1 million.
•Corporate & Other operating loss was higher during the three and six months ended June 30, 2021 compared to the same periods in 2020, primarily due:
•$2.1 million and $4.1 million respective increases in loss from equity method investments;
•$0.3 million and $4.5 million respective increases in operating expenses due to a higher percentage of salaries and benefits, legal fees and other operating expenses allocated to Corporate & Other; and
•the write-off of a $2.0 million investment related to legacy business initiatives of GWG Holdings during the six months ended June 30, 2021.
Liquidity and Capital Resources
As of June 30, 2021 and December 31, 2020, we had approximately $91.5 million and $124.2 million, respectively, in combined available cash, cash equivalents, and restricted cash. We generated net losses attributable to common shareholders of $119.3 million and $71.6 million for the six months ended June 30, 2021 and 2020, respectively. As of October 15, 2021, we had cash, cash equivalents, and restricted cash of approximately $54.3 million. Besides funding operating expenditures, we are obligated to pay other items such as interest payments, debt maturities, and preferred stock dividends and redemptions.
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

As a result of the suspension of GWG Holdings’ L Bond offering, on June 28, 2021 (as described in more detail below and in Note 9 to the condensed consolidated financial statements), we pledged additional life insurance policies as collateral and received an additional advance of $51.2 million under the Third LNV Credit Facility. Subsequently, on August 11 2021, we entered into the NF Credit Agreement (as described in more detail below and in Note 17 to the condensed consolidated financial statements) and received a one-time advance of $107.6 million under this credit agreement. Approximately $56.7 million of such advanced amount was used to pay off the remaining amount due, including interest and penalties, under the Third LNV Credit Facility and the additional pledged life insurance policies used as collateral for the Third LNV Credit Facility were released and pledged under the NF Credit Facility. Further, on September 7, 2021, DLP IV entered into the Fourth LNV Credit Facility, that replaced the aforementioned Third LNV Credit Facility. The Fourth LNV Credit Facility resulted in an additional advance of $30.3 million from LNV Corporation, with no additional pledged collateral.

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
We had $63.3 million of borrowing base capacity, excluding any potential capacity for premiums and servicing costs, under the LNV Credit Facility as of June 30, 2021. Additional future borrowing base capacity for premiums and servicing costs, created as the premiums and servicing costs of pledged life insurance policies become due and by additional policy pledges to the facility, if any, exists under the LNV Credit Facility at the sole discretion of the lender. The LNV Credit Facility has certain financial and nonfinancial covenants, and we were in compliance with these debt covenants as of June 30, 2021 and continue to be so as of the filing date of this report. Subsequent to June 30, 2021, we received additional advances through amendments to the LNV Credit Facility and entered into the NF Credit Facility (as described above and more fully in Note 17 to the condensed consolidated financial statements).
Beneficient is obligated to make debt payments totaling $75.5 million on certain outstanding borrowings through May 30, 2022 under the terms of the Amendment No. 1 to the Second Amended and Restated Credit Agreements as discussed further in Note 17 to the condensed consolidated financial statements. Primarily due to both the forthcoming debt payments under the Credit

Agreement and Second Lien Credit Agreement and the anticipated deconsolidation of Beneficient from GWG Holdings, as discussed previously and in Note 17, which is expected to result in reduced reliance by Beneficient on GWG Holdings to fund its operations, Beneficient will require additional liquidity to continue its operations over the next twelve months. Beneficient expects to satisfy these obligations and fund its operations through anticipated operating cash flows, proceeds from distributions on the alternative assets portfolio, additional investments into Beneficient by GWG Holdings and/or other parties and, potentially refinancing with other third-party lenders some or all of the existing borrowings due prior to their maturity. Beneficient is currently in the process of raising additional equity, which is anticipated to close during the fourth quarter of 2021 and/or the first quarter of 2022.
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
As noted in the “Results of Operations” section above, on November 11, 2019, GWG Holdings contributed the common stock and membership interests of its then wholly-owned FOXO Labs and FOXO Life subsidiaries to FOXO in exchange for a membership interest in the entity. On November 13, 2020, FOXO BioScience LLC converted to a corporation and is now known as FOXO Technologies Inc. With the corporate conversion, GWG Holdings’ previous membership interest in the LLC converted to preferred equity. GWG Holdings has contributed $2.5 million in cash to FOXO during the six months ended June 30, 2021, and was committed to contribute an additional $1.3 million to the entity through October 2021, all of which has been contributed through such date.
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
Financings Summary
We had the following outstanding debt balances as of June 30, 2021 and December 31, 2020, with the following weighted average interest rates as calculated for the six months ended June 30, 2021, and the year ended December 31, 2020 (dollars in thousands):

	June 30, 2021		December 31, 2020
Issuer/Borrower	Principal Amount Outstanding	Weighted Average Interest Rate	Principal Amount Outstanding	Weighted Average Interest Rate
GWG DLP Funding IV, LLC – LNV senior credit facility	$236,660	9.00%	$202,611	9.12%
GWG Holdings, Inc. – L Bonds	1,369,818	7.21%	1,277,881	7.21%
GWG Holdings, Inc. – Seller Trust L Bonds	272,104	7.50%	272,104	7.50%
Beneficient – Debt due to related parties	78,223	7.92%	77,176	6.50%
Total	$1,956,805	7.50%	$1,829,772	7.43%

The table below reconciles the face amount of our outstanding debt to the carrying value shown on our balance sheets (dollars in thousands):

	June 30, 2021	December 31, 2020
Senior credit facility with LNV Corporation
Face amount outstanding	$236,660	$202,611
Unamortized deferred financing costs	(9,523)	(8,881)
Carrying amount	$227,137	$193,730
L Bonds and Seller Trust L Bonds:
Face amount outstanding	$1,641,922	$1,549,985
Redemptions and subscriptions in process(1)	8,279	17,978
Unamortized selling costs	(49,084)	(48,957)
Carrying amount	$1,601,117	$1,519,006
Debt due to related parties:
Face amount outstanding	$78,223	$77,176
Unamortized discount	(975)	(916)
Carrying amount	$77,248	$76,260
__________________________________________
(1)Amount as of June 30, 2021 only includes redemptions in process.
Amendments of Senior Credit Facility with LNV Corporation
Effective June 28, 2021, DLP IV entered into the Third LNV Credit Facility. The Third LNV Credit Facility makes available a total of up to $300.0 million in credit to DLP IV with a maturity date of September 27, 2029. Subject to available borrowing base capacity, additional advances are available under the Third LNV Credit Facility at the LIBOR rate described below. Such advances are available to pay premiums and servicing costs of pledged life insurance policies as such amounts become due. Interest will accrue on amounts borrowed under the Third LNV Credit Facility at an annual interest rate, determined as of each date of borrowing or quarterly if there is no borrowing, equal to (a) the greater of 1.50% or 12-month LIBOR, plus (b) 7.50% per annum. The effective rate at June 30, 2021 was 9.00%. Interest payments are made on a quarterly basis. As of June 30, 2021, we had approximately $236.7 million outstanding under the senior credit facility. The Third LNV Credit Facility resulted in an additional advance of $52.5 million from LNV Corporation, which was paid off on August 11, 2021, with a portion of the proceeds from the NF Credit Facility described below.
Under the Third LNV Credit Facility, DLP IV has granted the administrative agent, for the benefit of the lenders under the facility, a security interest in all of DLP IV’s assets. As with prior collateral arrangements relating to the senior secured debt of GWG Holdings and its subsidiaries (on a consolidated basis), GWG Life’s excess equity value of DLP IV after satisfying all amounts owing under the LNV Credit Facility is available as collateral for the obligations of GWG Holdings under the L Bonds and Seller Trust L Bonds (although the life insurance assets owned by DLP IV do not themselves serve as direct collateral for those obligations).
We are subject to various financial and non-financial covenants under the Third LNV Credit Facility, including, but not limited to, compliance with laws, preservation of existence, financial reporting, keeping of proper books of record and account, payment of taxes, and ensuring that neither DLP IV nor GWG Life become an investment company. In addition, the Third LNV Credit Facility has certain reporting obligations that require DLP IV to deliver unaudited quarterly financial statements no later than forty-five days after the end of each of the first three fiscal quarters, and audited annual financial statements no later than ninety days after the end of each fiscal year. As of June 30, 2021, we were in compliance with all financial and non-financial covenants.
As more fully described in Note 17, on September 7, 2021, DLP IV entered into the Fourth LNV Credit Facility, which replaced the aforementioned Third LNV Credit Facility. The Fourth LNV Credit Facility resulted in an additional advance of $30.3 million from LNV Corporation. The Fourth LNV Credit Facility sets forth interest and other terms and covenants similar those included in the previous LNV Credit Facility.

L Bonds (including Liquidity Bonds) and Seller Trust L Bonds
In January 2015, GWG Holdings began publicly offering up to $1.0 billion of L Bonds as a follow-on to our earlier $250.0 million public debt offering. In January 2018, GWG Holdings began publicly offering up to $1.0 billion L Bonds as a follow-on to its earlier offering.
On June 3, 2020, a registration statement relating to an additional public offering was declared effective permitting us to sell up to $2.0 billion in principal amount of L Bonds on a continuous basis through June 2023. These bonds contain the same terms and features as our previous offerings. Through June 30, 2021, we have raised $453.2 million under this offering, including renewals, since it was declared effective.
Through June 30, 2021, the total amount of L Bonds sold under all offerings, including renewals, was $2.3 billion. As of June 30, 2021 and December 31, 2020, respectively, we had approximately $1.4 billion and $1.3 billion in principal amount of L Bonds outstanding (exclusive of Seller Trust L Bonds).
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
The weighted-average interest rate of GWG Holdings’ outstanding L Bonds (excluding the Seller Trust L Bonds) as of both June 30, 2021 and December 31, 2020 was 7.21%, and the weighted-average maturity at those dates was 3.03 years and 3.19 years, respectively. GWG Holdings’ L Bonds (other than the Seller Trust L Bonds and Liquidity Bonds) have renewal features. Since we first issued GWG Holdings’ L Bonds, we have experienced $834.8 million in maturities, of which $429.5 million has renewed through June 30, 2021, for an additional term. This renewal activity has provided us with an aggregate renewal rate of approximately 51.5% for investments in these securities.
Future contractual maturities of L Bonds (including the Seller Trust L Bonds and Liquidity Bonds) at June 30, 2021 are as follows (in thousands):

Years Ending December 31,
Six months ending 2021(1)	$372,661
2022	290,702
2023	249,823
2024	172,033
2025	165,510
Thereafter	391,193
$1,641,922
(1)As of June 30, 2021, we had approximately $366.9 million in principal amount of Seller Trust L Bonds outstanding, of which $94.8 million are held by the ExAlt Trusts and are eliminated in consolidation. Accordingly, the net of these amounts, $272.1 million, is presented in the table above. As the second anniversary of the Final Closing Date has passed, the holders of the Seller Trust L Bonds now have the right to cause GWG Holdings to repurchase, in whole but not in part, the Seller Trust L Bonds held by such holder within 45 days. As such, while the maturity date of the Seller Trust L Bonds is in August 2023, their contractual maturity is reflected in 2021, as that is the first period in which they could become payable. The repurchase may be paid, at the option of GWG Holdings, in the form of cash, and/or a pro rata portion of (i) the outstanding principal amount and accrued and unpaid interest under the Commercial Loan Agreement, and (ii) Common Units, or a combination of cash and such property.
The L Bonds (including the Seller Trust L Bonds and Liquidity Bonds) are secured by all of our assets and are subordinate to the LNV Credit Facility and the NF Credit Facility.
Debt Due to Related Parties
Beneficient had borrowings with an aggregate carrying value of $77.2 million and $76.3 million as of June 30, 2021 and December 31, 2020, respectively. This aggregate outstanding balance includes a first lien credit agreement and a second lien credit agreement with respective balances, including accrued interest, of $2.3 million and $73.2 million as of June 30, 2021 and $2.3 million and $72.3 million as of December 31, 2020, respectively. These amounts exclude an unamortized discount of $1.0 million and $0.9 million as of June 30, 2021 and December 31, 2020, respectively. In accordance with the terms of the Ben Credit Agreements, dated August 13, 2020, both loans accrue interest at a rate of 1-month LIBOR plus 8.0%, with a maximum rate of 9.5%. Prior to the Ben Credit Agreements, both loans accrued interest at a rate of 1-month LIBOR plus 3.95%, compounded daily. On March 10, 2021, the Ben Credit Agreements were amended to extend the maturity for both agreements to May 30, 2022, as discussed in detail in Note 17 to the condensed consolidated financial statements. These loans are not currently guaranteed by GWG Holdings as of June 30, 2021.
Beneficient has additional borrowings maturing in 2023 and 2024 with an aggregate principal balance of $2.7 million and $2.6 million as of June 30, 2021 and December 31, 2020, respectively.
Credit Facility with National Founders LP

On August 11, 2021, DLP VI, entered into the NF Credit Agreement with each lender from time to time party thereto and National Founders LP, as the administrative agent. On August 11, 2021, a one-time advance of approximately $107.6 million was made to the DLP VI under the NF Credit Facility with a scheduled maturity date of August 11, 2031. Approximately $56.7 million of such advanced amount was used to pay off the remaining amount due under the Third LNV Credit Facility. Amounts borrowed under the NF Credit Facility bear interest on each day on the outstanding principal amount on such day at a per annum rate, determined on a daily basis, generally equal to 5.5% up to a 65% of the loan to value percent as calculated in accordance with the NF Credit Agreement, and 7.0% on anything above that loan to value percent.
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
We are subject to various financial and non-financial covenants under the NF Credit Facility, including, but not limited to, compliance with laws, preservation of existence, financial reporting, keeping of proper books of record and account, payment of taxes, and ensuring that neither DLP VI nor GWG Life become an investment company. Additionally, we are required to maintain a Debt Coverage Ratio not to exceed 90%. As of September 30, 2021, we were in compliance with all financial and non-financial covenants in the NF Credit Facility.
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
The following table seeks to illustrate the impact that a hypothetical sale of our portfolio of life insurance assets (at various discount rates, including the discount rate used to value our portfolio at June 30, 2021), and the realization of the investment in Common Units, investment in Preferred Series A Subclass 1 Unit Account of BCH, investment in Preferred Series C Unit Account of BCH (a substantial majority of the net assets of which are currently represented by intangible assets and goodwill), and the Commercial Loan Agreement (in each case, at their respective carrying amounts and assuming no discount for lack of marketability or transaction costs, which could be substantial) would have on our ability to satisfy our debt obligations as of June 30, 2021. The investment in Common Units, investment in Preferred Series A Subclass 1 Unit Account of BCH, investment in Preferred Series C Unit Account of BCH, and Commercial Loan Agreement are discussed in detail in Note 1 and other applicable notes to the condensed consolidated financial statements. The amounts in the table below do not include the consolidation of the assets and liabilities of Beneficient and related eliminations as of June 30, 2021. In all cases, the sale of the life insurance assets owned by DLP IV will be used first to satisfy all amounts owing under the LNV Credit Facility. The net sale proceeds remaining after satisfying all obligations under the LNV Credit Facility would be applied to the L Bonds and Seller Trust L Bonds on a pari passu basis. All dollar amounts in the table below are in thousands.

Life Insurance Portfolio Discount Rate	8.25%(1)	9.00%	9.50%	10.00%	10.34%
Value of life insurance portfolio	$770,026	$744,090	$727,712	$712,019	$701,632
Common Units	437,783	437,783	437,783	437,783	437,783
Preferred Series A Subclass 1 Unit Account of BCH	319,030	319,030	319,030	319,030	319,030
Preferred Series C Unit Account of BCH	210,624	210,624	210,624	210,624	210,624
Commercial Loan Agreement	186,338	186,338	186,338	186,338	186,338
Cash, cash equivalents and policy benefits receivable	103,422	103,422	103,422	103,422	103,422
Other assets	14,242	14,242	14,242	14,242	14,242
Total assets	2,041,465	2,015,529	1,999,151	1,983,458	1,973,071
Less: Senior credit facility(2)	236,660	236,660	236,660	236,660	236,660
Net after senior credit facility	1,804,805	1,778,869	1,762,491	1,746,798	1,736,411
Less: L Bonds(3)	1,736,710	1,736,710	1,736,710	1,736,710	1,736,710
Net remaining	$68,095	$42,159	$25,781	$10,088	$(299)
Impairment to L Bonds	No impairment	No impairment	No impairment	No impairment	Impairment
(1)The discount rate used to calculate the fair value of our life insurance portfolio as of June 30, 2021.
(2)This amount excludes unamortized deferred financing costs.
(3)Amount represents aggregate outstanding principal balance of L Bonds and Seller Trust L Bonds prior to eliminations as of June 30, 2021.
The above table illustrates that our ability to fully satisfy amounts owing under the L Bonds and Seller Trust L Bonds would likely be impaired upon the sale or the realization of the investment in Common Units, investment in Preferred Series A Subclass 1 Unit Account of BCH, investment in Preferred Series C Unit Account of BCH and Commercial Loan Agreement at their respective carrying amounts, plus all our life insurance assets at a price equivalent to a discount rate of approximately 10.34% or higher at June 30, 2021. At December 31, 2020, the likely impairment occurred at a discount rate of approximately 16.12% or higher. Based on a preliminary analysis, at September 30, 2021, management expects the likely impairment, as calculated in accordance with the table above, to occur at a discount rate of approximately 8.50% or higher. The above hypothetical analysis is included for informational purposes only, and the results of such analysis have no bearing on the current ability of GWG Holdings to market and sell L Bonds or to satisfy amounts owing under the L Bonds and Seller Trust L Bonds.
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
Our total interest expense of $42.1 million and $37.1 million for the three months ended June 30, 2021 and 2020, respectively, and $83.5 million and $73.0 million for the six months ended June 30, 2021 and 2020, respectively, represents the largest cash expense item in each period. Preferred stock cash dividends were $2.8 million and $3.7 million for the three months ended June 30, 2021 and 2020, respectively, and $6.0 million and $7.7 million for the six months ended June 30, 2021 and 2020, respectively. While reducing our cost of funds and increasing our common equity base are primary goals of the Company, until we do so we will continue to expend significant amounts of cash for interest and dividend payments and will thus continue to rely heavily on our ability to raise cash from GWG Holdings’ L Bond offering, LNV Credit Facility and other means as they are developed and available.
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

Years Ending December 31,	Premiums	Servicing	Total
Six months ending 2021	$33,160	$697	$33,857
2022	85,141	1,394	86,535
2023	96,780	1,394	98,174
2024	106,033	1,394	107,427
2025	117,865	1,394	119,259
2026	130,158	1,394	131,552
	$569,137	$7,667	$576,804
Our anticipated premium expenses are subject to the risk of increased cost-of-insurance charges (i.e., “COI” or premium charges) for the life insurance policies we own. We have received notices of COI increases on one policy in the first six months of 2021 compared to three in the first six months of 2020.
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

Quarter End Date	Portfolio Face Amount (in thousands)	12-Month Trailing Benefits Realized (in thousands)	12-Month Trailing Premiums Paid (in thousands)	12-Month Trailing Benefits/Premiums Coverage Ratio
June 30, 2017	1,525,363	49,295	45,414	108.5%
September 30, 2017	1,622,627	53,742	46,559	115.4%
December 31, 2017	1,676,148	64,719	52,263	123.8%
March 31, 2018	1,758,066	60,248	53,169	113.3%
June 30, 2018	1,849,079	76,936	53,886	142.8%
September 30, 2018	1,961,598	75,161	55,365	135.8%
December 31, 2018	2,047,992	71,090	52,675	135.0%
March 31, 2019	2,098,428	87,045	56,227	154.8%
June 30, 2019	2,088,445	82,421	59,454	138.6%
September 30, 2019	2,064,156	101,918	61,805	164.9%
December 31, 2019	2,020,973	125,148	63,851	196.0%
March 31, 2020	2,000,680	120,191	65,224	184.3%
June 30, 2020	1,960,826	137,082	66,846	205.1%
September 30, 2020	1,921,067	149,415	67,931	220.0%
December 31, 2020	1,900,715	125,109	69,734	179.4%
March 31, 2021	1,879,895	125,566	71,206	176.3%
June 30, 2021	1,844,466	121,163	61,301	197.7%
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
Off-Balance Sheet Arrangements
Unfunded Capital Commitments
The ExAlt Trusts had $35.6 million of gross potential capital commitments as of both June 30, 2021 and December 31, 2020, respectively, representing potential limited partner capital funding commitments on the interests in alternative asset funds. The trust holding the interest in the limited partnership for the alternative asset fund is required to fund these limited partner capital commitments per the terms of the limited partnership agreement. Capital funding commitment reserves are maintained by the associated trusts within the ExAlt PlanTM created at the origination of each trust for up to $0.1 million. To the extent that the associated ExAlt Trust cannot pay the capital funding commitment, Beneficient is obligated to lend sufficient funds to meet the commitment. Any amounts advanced by Beneficient to the ExAlt Trusts for these limited partner capital funding commitments above the associated capital funding commitment reserves held by the associated ExAlt Trusts are added to the ExAlt Loan balance between Beneficient and the ExAlt Trusts and are expected to be recouped through the cash distributions from the interests in alternative asset fund that collateralizes such ExAlt Loan.

Capital commitments generally originate from limited partner agreements having fixed or expiring expiration dates. The total limited partner capital funding commitment amounts may not necessarily represent future cash requirements. Beneficient considers the creditworthiness of the investment on a case-by-case basis. At both June 30, 2021 and December 31, 2020, Beneficient had no reserves for losses on unused commitments to fund potential limited partner capital funding commitments.
Equity Method Investee Commitments
GWG Holdings has contributed $2.5 million in cash to FOXO during the six months ended June 30, 2021, and is committed to contribute an additional $1.3 million to the entity through October 2021, all of which has been contributed through such date.
Credit Risk and Interest Rate Risk
We review the credit risk associated with our portfolio of life insurance policies when estimating its fair value. In evaluating the policies’ credit risk, we consider insurance company solvency, credit risk indicators, economic conditions, ongoing credit evaluations, and company positions. We attempt to manage our credit risk related to life insurance policies typically by purchasing policies issued only from companies with an investment-grade credit rating by either Standard & Poor’s, Moody’s, or A.M. Best Company. As of June 30, 2021, 94.8% of our life insurance policies, by face value benefits, were issued by companies that maintained an investment-grade credit rating (BBB or better) by Standard & Poor’s.
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
The ExAlt Trusts hold investments in alternative assets, which are exposed to risks related to markets, credit, currency, and interest rates. Currently, all of these alternative assets consist of private equity limited partnership interests, which are primarily denominated in the U.S. dollar, Euro, and Canadian dollar. The underlying portfolio companies primarily operate in the United States and Western Europe, with the largest percentage, based on NAV, operating in diversified financials, telecommunications services, food and staples retailing, software and services, and utilities industries. The financial statements risk, stemming from such investments, are those associated with the determination of estimated fair values, the diminished ability to monetize certain investments in times of strained market conditions, the recognition of income and recognition of impairments on certain investments.

As of June 30, 2021, and December 31, 2020, all of the ExAlt Loans, which are eliminated upon consolidation, are collateralized by the cash flows originating from the ExAlt Trusts’ investments in alternative assets. These ExAlt Loans are a key determinant in income (loss) allocable to Beneficient’s equity holders, and thus GWG Holdings. Beneficient has underwriting procedures and utilizes market rates. Additionally, Beneficient has purchased put options to protect the net asset value of the interests in alternative assets held by certain of the ExAlt Trusts from impacts associated with a broad market downturn. Finally, the ExAlt Trusts applicable trust agreements allow for excess cash flows from a collective pool of alternative assets to be utilized to repay the ExAlt Loans they have with Beneficient when cash flows from the customer’s originally alternative assets are not sufficient to repay the outstanding principal, interest, and fees.

Guarantee and Collateral Provisions of L Bonds
GWG Holdings’ L Bonds are offered and sold under a registration statement declared effective by the SEC, and GWG Holdings has issued Seller Trust L Bonds under the L Bond Supplemental Indenture, as described in Note 9 to the condensed consolidated financial statements. The L Bonds and Seller Trust L Bonds are secured by substantially all the assets of GWG Holdings and a pledge of all of GWG Holdings’ common stock held by BCC and AltiVerse Capital Markets, L.L.C., a limited liability company owned by an entity related to the Ben Initial Investors, including Brad K. Heppner (GWG Holdings’ former Chairman, who served in such capacity from April 26, 2019 to June 14, 2021, and Beneficient's current Chief Executive Officer and Chairman) and an entity related to Thomas O. Hicks (one of Beneficient’s current directors and a former director of GWG Holdings) (“AltiVerse”). Together, BCC and AltiVerse represent approximately 12% of our outstanding common stock, and are guaranteed by GWG Life and a corresponding grant of a security interest in substantially all the assets of GWG Life. As a guarantor, GWG Life has fully and unconditionally guaranteed the payment of principal and interest on the L Bonds and Seller Trust L Bonds. GWG Life’s equity in GWG Life Trust, DLP IV, and DLP V Holdings serves as collateral for GWG Holdings’ L Bond and Seller Trust L Bond obligations. As of June 30, 2021, substantially all of our life insurance policies were held by DLP IV, DLP V, or GWG Life Trust. The policies held by DLP IV are not direct collateral for the L Bonds as such policies are pledged under the LNV Credit Facility.
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
Furthermore, regarding the obligations of GWG Holdings and its subsidiaries as of June 30, 2021:

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

The following represents summarized financial information as of June 30, 2021 and December 31, 2020, with respect to the financial position, and for the six months ended June 30, 2021, with respect to results of operations. The tables present summarized financial information of GWG Holdings and GWG Life on a combined basis after elimination of (i) intercompany transactions and balances among such entities, including GWG Holdings’ interest in GWG Life, and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor (including DLP IV, DLP V, GWG Life Trust and Beneficient). The summarized financial information has been prepared in accordance with Rule 13-01 of Regulation S-X.

Summarized Balance Sheet Information (in thousands, not intended to balance):

	June 30, 2021	December 31, 2020
Assets(1)
Cash, cash equivalents and restricted cash	$59,843	$65,556
Other assets	4,776	6,366
Total assets	$64,619	$71,922
Liabilities
L Bonds	$1,329,013	$1,246,902
Seller Trust L Bonds	366,892	366,892
Interest and dividends payable	12,193	12,086
Accounts payable and accrued expenses	8,538	7,347
Deferred tax liabilities	51,149	51,469
Total liabilities	$1,767,785	$1,684,696
Equity
Redeemable preferred stock and Series 2 redeemable preferred stock	$121,185	$156,833
______________________________________
(1) Assets exclude: i) GWG Holdings’ investment in GWG Life of $1.1 billion and $1.2 billion as of June 30, 2021 and December 31, 2020, respectively; ii) GWG Holdings’ aggregate investments in non-obligor subsidiaries of $657.9 million and $643.1 million as of June 30, 2021 and December 31, 2020, respectively; and iii) GWG Life’s aggregate investments in and loans to non-obligor subsidiaries of $1.1 billion and $1.2 billion as of June 30, 2021 and December 31, 2020, respectively.

Summarized Statement of Operations Information (in thousands):

Six Months Ended June 30, 2021
Total revenues	$3,766

Interest expense	73,217
Other expenses	20,205
Total expenses	93,422
Loss before income taxes and preferred dividends	(89,656)
Income tax benefit	—
Preferred dividends	5,967
Net loss	$(95,623)
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
The discount rate we use for the net present value of our life insurance portfolio for this calculation may not be the same discount rate we use for our GAAP valuation and is not necessarily reflective of the amount we could realize upon a sale of the portfolio (dollars in thousands):

	June 30, 2021	December 31, 2020
Life insurance portfolio policy benefits	$1,844,466	$1,900,715
Discount rate of future cash flows(1)	7.48%	7.46%
Net present value of life insurance portfolio policy benefits	$798,530	$822,859
All cash and cash equivalents (including restricted cash)	77,434	106,282
Life insurance policy benefits receivable, net	25,988	14,334
Financing receivables from affiliates	186,338	180,080
Investments in Common Units(3)	437,783	438,194
Investments in Preferred Series A Subclass 1 Unit Account(3)	319,030	319,030
Investments in Preferred Series C Unit Account(3)	210,624	195,578
Other Assets	14,242	20,082
Total Coverage(2)	$2,069,969	$2,096,439

Total Indebtedness(2)	$1,634,372	$1,519,107

Debt Coverage Ratio	78.96%	72.46%
(1)Weighted-average interest rate paid on indebtedness, excluding that of Seller Trust L-Bonds, as required under the indenture governing the L Bonds.
(2)Total Coverage excludes the assets of Beneficient. Total Indebtedness is equal to the total liabilities balance of GWG Holdings (excluding the liabilities of Beneficient) as of June 30, 2021, other than Excluded Indebtedness. “Excluded Indebtedness” means indebtedness that is payable at GWG Holdings’ option in capital stock of GWG Holdings or securities mandatorily convertible into or exchangeable for capital stock of GWG Holdings, or any Indebtedness that is reasonably expected to be converted or exchanged, directly or indirectly, into capital stock of GWG Holdings. This change in the definition of the Debt Coverage Ratio was defined in Amendment No. 2 to the Amended and Restated Indenture entered into as of December 31, 2019 (see Note 9 to the condensed consolidated financial statements).
(3)Generally represents the value of the investment in Beneficient as of December 31, 2019, for investments that existed at the time of the change-in-control transaction, or the value at the time of purchase for investments that were made subsequent to December 31, 2019. As noted above, these are illiquid investments that are carried at book basis and not market value.
As of June 30, 2021 and December 31, 2020, we were in compliance with the Debt Coverage Ratio. Based on a preliminary analysis, the Company expects the Debt Coverage Ratio to be approximately 82% as of September 30, 2021.
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
GWG Holdings’ Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of June 30, 2021 (the end of the period covered by this report). Based on that evaluation, GWG Holdings’ Chief Executive Officer and Chief Financial Officer have concluded that due to the material weaknesses described below, our disclosure controls and procedures were not effective as of June 30, 2021.
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
Notwithstanding these material weaknesses, the Company has concluded that no material misstatements exist in the condensed consolidated financial statements, and such financial statements present fairly, in all material respects, the financial position, results of operations and cash flows of the Company as of and for the six months ended June 30, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.
Changes in Internal Control over Financial Reporting
Other than the aforementioned material weaknesses, there were no changes in our internal control over financial reporting during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 6.    EXHIBITS

Exhibit
22	List of Guarantor Subsidiaries (filed herewith)
31.1	Section 302 Certification of the Chief Executive Officer (filed herewith)
31.2	Section 302 Certification of the Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99.1	Letter from ClearLife Limited, dated September 29, 2021 (filed herewith)
99.2	Portfolio of Life Insurance Policies as of June 30, 2021 (filed herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GWG HOLDINGS, INC.

Date: November 12, 2021	By:	/s/ Murray T. Holland
President and Chief Executive Officer

Date: November 12, 2021	By:	/s/ Timothy L. Evans
Chief Financial Officer