Form 10-Q
period 2021-09-30
GWG Holdings, Inc.
filed 2021-11-19
CIK 1522690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 9, 2021, GWG Holdings, Inc. had 33,098,631 shares of common stock outstanding.

GWG HOLDINGS, INC.
Index to Form 10-Q
for the Quarter Ended September 30, 2021
i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2021 (Unaudited)	December 31, 2020
ASSETS
Cash and cash equivalents	$42,207	$85,249
Restricted cash	25,516	38,911
Investment in life insurance policies, at fair value	761,560	791,911
Life insurance policy benefits receivable, net	33,105	14,334
Investment in alternative assets, at fair value	226,138	221,894
Equity method investments	664	8,582
Other assets	33,256	36,326
Goodwill	2,367,750	2,367,750
TOTAL ASSETS	$3,490,196	$3,564,957
LIABILITIES & STOCKHOLDERS’ EQUITY
LIABILITIES
Senior credit facilities with LNV Corporation and National Founders LP	$327,702	$193,730
L Bonds	1,279,808	1,246,902
Seller Trust L Bonds	272,104	272,104
Debt due to related parties	77,362	76,260
Interest and dividends payable	24,440	24,080
Accounts payable and accrued expenses	30,448	26,505
Deferred tax liability, net	51,328	51,469
TOTAL LIABILITIES	2,063,192	1,891,050

Redeemable noncontrolling interests	1,226,020	1,233,093

STOCKHOLDERS’ EQUITY
Redeemable preferred stock
(par value $0.001; shares authorized 100,000; shares outstanding 41,681 and 56,855; liquidation preference of $41,925 and $57,187 as of September 30, 2021 and December 31, 2020, respectively)	31,069	46,241
Series 2 redeemable preferred stock
(par value $0.001; shares authorized 150,000; shares outstanding 86,707 and 129,887; liquidation preference of $87,212 and $130,645 as of September 30, 2021 and December 31, 2020, respectively)	67,410	110,592
Common stock
(par value $0.001; shares authorized 210,000,000; shares issued and outstanding, 33,097,118 and 33,094,664 as of September 30, 2021 and December 31, 2020, respectively)	33	33
Common stock in treasury, at cost (12,337,264 shares as of both September 30, 2021 and December 31, 2020)	(67,406)	(67,406)
Additional paid-in capital	265,812	274,023
Accumulated deficit	(412,621)	(251,111)
TOTAL GWG HOLDINGS STOCKHOLDERS’ (DEFICIT) EQUITY	(115,703)	112,372
Noncontrolling interests	316,687	328,442
TOTAL STOCKHOLDERS’ EQUITY	200,984	440,814
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$3,490,196	$3,564,957
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUE
Gain on life insurance policies, net	$15,484	$14,122	$17,923	$43,355
Investment income, net	17,554	56,705	21,417	41,590
Interest income	213	278	835	1,293
Other income (loss)	535	(3,093)	(2,916)	33,504
TOTAL REVENUE	33,786	68,012	37,259	119,742
EXPENSES
Interest expense	45,096	40,792	128,605	113,805
Employee compensation and benefits	14,871	33,777	43,977	123,321
Legal and professional fees	6,650	7,830	20,832	21,636
Other expenses	9,652	4,712	23,050	13,387
TOTAL EXPENSES	76,269	87,111	216,464	272,149
LOSS BEFORE INCOME TAXES	(42,483)	(19,099)	(179,205)	(152,407)
INCOME TAX EXPENSE (BENEFIT)	655	3,618	173	(14,545)
NET LOSS BEFORE LOSS FROM EQUITY METHOD INVESTMENT	(43,138)	(22,717)	(179,378)	(137,862)
Loss from equity method investment	(4,949)	(1,431)	(11,898)	(4,279)
NET LOSS	(48,087)	(24,148)	(191,276)	(142,141)
Net (income) loss attributable to noncontrolling interests	(87)	(21,181)	29,766	32,901
Less: Preferred stock dividends	2,404	3,569	8,371	11,235
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(50,578)	$(48,898)	$(169,881)	$(120,475)
NET LOSS PER COMMON SHARE
Basic	$(2.44)	$(1.60)	$(8.18)	$(3.95)
Diluted	$(2.44)	$(1.60)	$(8.18)	$(3.95)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	20,759,854	30,477,792	20,758,910	30,516,331
Diluted	20,759,854	30,477,792	20,758,910	30,516,331
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(191,276)	$(142,141)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Change in fair value of life insurance policies	(623)	(23,476)
Investment income, net	(21,417)	(41,590)
Amortization of deferred financing and issuance costs	19,594	13,619
Amortization and depreciation on long-lived assets	1,552	827
Return on investments in alternative assets	3,043	1,577
Non-cash interest income	(214)	(215)
Non-cash interest expense	3,149	1,795
Loss from equity method investment	11,898	4,279
Loss on change in fair value of put options	4,022	3,191
Deferred income tax	(141)	(18,553)
Write-off of other equity investment	2,037	—
Equity-based compensation	14,252	96,618
Forfeiture of vested equity-based compensation	—	(36,267)
Change in operating assets and liabilities
Life insurance policy benefits receivable	(18,771)	(13,387)
Other assets	(1,369)	(2,450)
Accounts payable and other accrued expenses	(2,022)	8,364
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(176,286)	(147,809)
CASH FLOWS FROM INVESTING ACTIVITIES
Return of investment for matured life insurance policies	30,974	32,255
Purchases of fixed assets	(2,477)	(2,498)
Equity method investments	(3,750)	(10,144)
Investments in alternative assets	(4,470)	(226)
Return of investments in alternative assets	19,692	5,752
Investment in put options	—	(14,775)
NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	39,969	10,364
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on senior debt	215,959	28,530
Repayments of senior debt and debt due to related parties	(81,105)	(50,000)
Payments for deferred financing costs for senior debt and debt due to related parties	(3,285)	(3,307)
Purchase of noncontrolling interest	—	(1,195)
Proceeds from issuance of L Bonds	155,170	317,302
Payments for issuance costs of L Bonds	(10,007)	(20,203)
Payments for redemption of L Bonds	(127,961)	(82,206)
Issuance of common stock	—	8
Payments for redemption of preferred stock	(58,354)	(34,779)
Payment for equity issuance costs	(778)	—
Preferred stock dividends	(8,371)	(11,235)
Payment of employee taxes on equity based awards	(1,388)	—
Tax distribution to noncontrolling interest	—	(5,592)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	79,880	137,323
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(56,437)	(122)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
BEGINNING OF PERIOD	124,160	115,790
END OF PERIOD	$67,723	$115,668

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$105,464	$97,098
Premiums paid, including prepaid	54,885	52,136
NON-CASH INVESTING AND FINANCING ACTIVITIES
L Bonds: Conversion of accrued interest and commissions payable to principal	$436	$1,296
Liquidity Bonds, net of financing costs (see Note 9)	246	—
Employee payroll tax liability on restricted equity units	—	1,555
Debt due to related parties: Capitalization of deferred financing costs to principal	1,014	—
Debt due to related parties: Deferred financing costs payable (see Note 9)	2,334	—
Noncash issuance of noncontrolling interest (Note 10)	374	—
Distribution payable to noncontrolling interest (Note 10)	1,120	165
Collateral Swap (see Note 1):
Exchange of alternative assets for GWG Holdings’ Seller Trust L Bonds	—	94,788
Exchange of alternative assets for GWG Holdings’ common stock	—	42,856
Deemed capital contribution from related party	—	46,770
Adjustment to noncontrolling interest	—	3,444
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

For the three and nine months ended September 30, 2021:

	Redeemable Preferred Stock Shares	Redeemable Preferred Stock	Common Shares	Common Stock (par)	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total GWG Holdings Stockholders’ Equity (Deficit)	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable noncontrolling interests
Balance, June 30, 2021 (unaudited)	151,094	$121,184	20,759,854	$33	$268,190	$(364,447)	$(67,406)	$(42,446)	$310,177	$267,731	$1,228,599
Net loss	—	—	—	—	—	(48,174)	—	(48,174)	2,666	(45,508)	(2,579)
Redemption of redeemable preferred stock	(22,706)	(22,705)	—	—	—	—	—	(22,705)	—	(22,705)	—
Preferred stock dividends	—	—	—	—	(2,404)	—	—	(2,404)	—	(2,404)	—
Equity-based compensation	—	—	—	—	26	—	—	26	4,091	4,117	—
Tax withholding on employee restricted equity units	—	—	—	—	—	—	—	—	(86)	(86)	—
Distributions payable to noncontrolling interest	—	—	—	—	—	—	—	—	(161)	(161)	—
Balance, September 30, 2021 (unaudited)	128,388	$98,479	20,759,854	$33	$265,812	$(412,621)	$(67,406)	$(115,703)	$316,687	$200,984	$1,226,020

	Redeemable Preferred Stock Shares	Redeemable Preferred Stock	Common Shares	Common Stock (par)	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total GWG Holdings Stockholders’ Equity (Deficit)	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable noncontrolling interests
Balance, December 31, 2020 (audited)	186,742	$156,833	20,757,400	$33	$274,023	$(251,111)	$(67,406)	$112,372	$328,442	$440,814	$1,233,093
Net loss	—	—	—	—	—	(161,510)	—	(161,510)	(22,693)	(184,203)	(7,073)
Issuance of common stock	—	—	2,454	—	—	—	—	—	—	—	—
Redemption of redeemable preferred stock	(58,354)	(58,354)	—	—	27	—	—	(58,327)	—	(58,327)	—
Preferred stock dividends	—	—	—	—	(8,371)	—	—	(8,371)	—	(8,371)	—
Equity-based compensation	—	—	—	—	133	—	—	133	13,072	13,205	—
Tax withholding on employee restricted equity units	—	—	—	—	—	—	—	—	(1,388)	(1,388)	—
Distributions payable to noncontrolling interest	—	—	—	—	—	—	—	—	(1,120)	(1,120)	—
Noncash issuance of noncontrolling interest	—	—	—	—	—	—	—	—	374	374	—
Balance, September 30, 2021 (unaudited)	128,388	$98,479	20,759,854	$33	$265,812	$(412,621)	$(67,406)	$(115,703)	$316,687	$200,984	$1,226,020

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)
For the three months ended September 30, 2020:

	Redeemable Preferred Stock Shares	Redeemable Preferred Stock	Common Shares	Common Stock (par)	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total GWG Holdings Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable noncontrolling interests
Balance, June 30, 2020 (unaudited)	207,311	$177,402	30,537,481	$33	$225,537	$(161,107)	$(24,550)	$217,315	$281,881	$499,196	$1,264,031
Net loss	—	—	—	—	—	(45,329)	—	(45,329)	32,867	(12,462)	(11,686)
Issuance of common stock	—	—	57,183	—	524	—	—	524	—	524	—
Common stock in treasury (Note 1)	—	—	(9,837,264)	—	—	—	(42,856)	(42,856)	—	(42,856)	—
Redemption of redeemable preferred stock	(10,289)	(10,289)	—	—	—	—	—	(10,289)	—	(10,289)	—
Preferred stock dividends	—	—	—	—	(3,569)	—	—	(3,569)	—	(3,569)	—
Equity-based compensation	—	—	—	—	53	—	—	53	23,222	23,275	—
Tax withholding for employee restricted equity units	—	—	—	—	—	—	—	—	(1,554)	(1,554)	—
Tax distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(5,592)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(935)	(935)	—
Deemed capital contribution from related party (Note 1)	—	—	—	—	46,770	—	—	46,770	—	46,770	—
Adjustment to noncontrolling interest for change in ownership of Common Units (Note 1)	—	—	—	—	8,039	—	—	8,039	(8,039)	—	—
Reduction to noncontrolling interest for Beneficient treasury (Note 1)	—	—	—	—	—	—	—	—	(3,444)	(3,444)	—
Balance, September 30, 2020 (unaudited)	197,022	$167,113	20,757,400	$33	$277,354	$(206,436)	$(67,406)	$170,658	$323,998	$494,656	$1,246,753

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GWG HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)
For the nine months ended September 30, 2020:

	Redeemable Preferred Stock Shares	Redeemable Preferred Stock	Common Shares	Common Stock (par)	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total GWG Holdings Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable noncontrolling interests
Balance, December 31, 2019 (audited)	231,800	$201,891	30,533,793	$33	$233,106	$(97,196)	$(24,550)	$313,284	$293,910	$607,194	$1,269,654
Net loss	—	—	—	—	—	(109,240)	—	(109,240)	(15,593)	(124,833)	(17,309)
Issuance of common stock	—	—	60,871	—	534	—	—	534	—	534	—
Common stock in treasury (Note 1)	—	—	(9,837,264)	—	—	—	(42,856)	(42,856)	—	(42,856)	—
Redemption of redeemable preferred stock	(34,778)	(34,778)	—	—	—	—	—	(34,778)	—	(34,778)	—
Preferred stock dividends	—	—	—	—	(11,235)	—	—	(11,235)	—	(11,235)	—
Equity-based compensation	—	—	—	—	140	—	—	140	96,345	96,485	—
Forfeiture of equity-based compensation	—	—	—	—	—	—	—	—	(36,267)	(36,267)	—
Tax withholding for employee restricted equity units	—	—	—	—	—	—	—	—	(1,554)	(1,554)	—
Tax distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(5,592)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(1,195)	(1,195)	—
Distributions payable to noncontrolling interest	—	—	—	—	—	—	—	—	(165)	(165)	—
Deemed capital contribution from related party (Note 1)	—	—	—	—	46,770	—	—	46,770	—	46,770	—
Adjustment to noncontrolling interest for change in ownership of Common Units (Note 1)	—	—	—	—	8,039	—	—	8,039	(8,039)	—	—
Reduction to noncontrolling interest for Beneficient treasury (Note 1)	—	—	—	—	—	—	—	—	(3,444)	(3,444)	—
Balance, September 30, 2020 (unaudited)	197,022	$167,113	20,757,400	$33	$277,354	$(206,436)	$(67,406)	$170,658	$323,998	$494,656	$1,246,753

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

In addition, GWG Holdings has exposure to indirect interests in loans collateralized by cash flows from alternative assets. Such loans are made and held by certain of the operating subsidiaries of The Beneficient Company Group, L.P. (“Ben LP,” including all of the subsidiaries it may have from time to time — “Beneficient”). These loans are made to certain of the ExAlt Trusts (as defined below), which are consolidated subsidiaries of Ben LP and thus, such loans are eliminated in consolidation for financial reporting purposes. The ExAlt Trusts are comprised of the Custody Trusts, Collective Trusts, LiquidTrusts and Funding Trusts (collectively, the “ExAlt Trusts”). Ben LP’s general partner is Beneficient Management, L.L.C. (“Beneficient Management”). Prior to December 31, 2019, GWG Holdings’ investment in Beneficient was accounted for as an equity method investment. On December 31, 2019, as more fully described below, Beneficient became a consolidated subsidiary of GWG Holdings. As also further described in Note 17, on August 13, 2021, GWG Holdings and Ben LP, and Beneficient Company Holdings, L.P. (“BCH”) entered into a non-binding term sheet (the “Term Sheet”) that outlines a series of transactions that, once completed, is expected to result in, among other things, (i) GWG Holdings receiving certain proposed enhancements to its investments in Beneficient; (ii) GWG Holdings no longer having the right to appoint directors of the Board of Directors of Beneficient Management; and (iii) Beneficient no longer being a consolidated subsidiary of GWG Holdings. The Term Sheet is part of ongoing efforts by management and the Board of Directors of GWG Holdings to maximize the value of GWG Holdings’ and GWG Life’s investment in Beneficient.
Ben LP is the general partner of BCH and owns 100% of the Class A Subclass A-1 and A-2 Units of BCH. BCH is the holding company that directly or indirectly receives all active and passive income of Beneficient and allocates that income among the partnership interests issued by BCH. As of September 30, 2021, BCH has issued general partnership Class A Units (Subclass A-1 and A-2), Class S Ordinary Units, Class S Preferred Units, FLP Units (Subclass 1 and Subclass 2), Preferred Series A Subclass 1 Unit Accounts, and Preferred Series C Unit Accounts. On July 15, 2020, BCH amended its limited partnership agreement by executing that certain 5th Amended and Restated Limited Partnership Agreement (“LPA”) of BCH to allow for the issuance of Preferred Series A Subclass 0 Unit Accounts (“Preferred A.0”), which are expected to be issued once certain conditions are met (as discussed in more detail below). Effective March 31, 2021, BCH amended its limited partnership agreement by executing that certain 6th Amended and Restated LPA of BCH to allow for the issuance of Preferred Series C Subclass 0 Unit Accounts (“Preferred C.0”), which are wholly owned by GWG Holdings.
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
Beneficient’s primary operations, which commenced on September 1, 2017, consist of offering its liquidity and trust administration services to its customers, primarily through certain of Ben LP’s operating subsidiaries, Ben Liquidity, L.L.C and its subsidiaries (collectively, “Ben Liquidity”) and Ben Custody Admin, L.L.C. and its subsidiaries (collectively, “Ben Custody Admin”), respectively. Ben Liquidity offers simple, rapid and cost-effective liquidity products to its customers through the use of customized trust vehicles, (such trusts, the ExAlt Trusts), that facilitate the exchange of a customer’s alternative assets for consideration using a unique financing structure (such structure and process, the “ExAlt PlanTM”). The ExAlt trademark was developed by Beneficient as a brand of liquidity and trust administration services designed for alternative asset investors, specifically MHNW and STMIs to “Ex”it “Alt”ernatives. A subsidiary of Ben Liquidity makes loans (each, an “ExAlt Loan”) to certain of the ExAlt Trusts, which employ the loan proceeds to acquire agreed upon consideration, upon which certain of the ExAlt Trusts deliver to customers in exchange for their alternative assets. Ben Liquidity generates interest and fee income earned in connection with the ExAlt Loans, which are collateralized by a portion of the cash flows from the exchanged alternative assets (the “Collateral”). Ben Custody Admin currently provides trust administration services to the trustees of certain of the ExAlt Trusts that own the exchanged alternative asset following liquidity transactions for fees payable quarterly. The Collateral supports the repayment of the ExAlt Loans plus any related interest and fees and trust administration service fees. Under the applicable trust and other agreements, certain charities are the ultimate beneficiaries of the ExAlt Trusts (the “Non-Controlling Interest Holders”). As ultimate beneficiaries of prior transactions, for every $0.95 paid to the lender (e.g.,

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

subsidiaries of Ben LP) on the ExAlt Loans, $0.05 is also paid to certain of the Non-Controlling Interest Holders. For periods following 2020, future Non-Controlling Interest Holders are structured to be paid $0.025 for every $0.975 paid to the fiduciary financial lender (e.g., subsidiaries of Ben LP) of the ExAlt Loans. Since Ben LP consolidates the ExAlt Trusts,` Ben LP’s operating subsidiary’s ExAlt Loans and related interest and fee income are eliminated in the presentation of our condensed consolidated financial statements but are recognized for purposes of the allocation of income (loss) to Beneficient’s equity holders.
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
Beneficient’s Regulatory Developments
In April 2021, the Kansas Legislature adopted, and the governor of Kansas signed into law, a bill that would allow for the chartering and creation of Kansas trust companies, known as TEFFIs, that provide fiduciary financing (e.g., lending to ExAlt Trusts), custodian and trustee services in all capacities pursuant to statutory fiduciary powers, to investors and other participants in the alternative assets market, as well as the establishment of alternative asset trusts. The legislation became effective on July 1, 2021, and designates an operating subsidiary of Ben LP, Beneficient Fiduciary Financial (“BFF”), as the pilot trust company under the TEFFI legislation. A conditional trust charter was issued by the Kansas Bank Commissioner to Beneficient on July 1, 2021. Under the pilot program, Beneficient will not be authorized to exercise its fiduciary powers as a TEFFI until the earlier of the date the Kansas Bank Commissioner promulgates applicable rules and regulations or December 31, 2021. The bill also permits the Kansas Bank Commissioner to request a six-month extension of the pilot program period, which could delay Beneficient’s permission to exercise its fiduciary powers under the charter until July 1, 2022. In order to devote their time to serving as directors of the Beneficient TEFFI trust company, the directors of GWG Holdings who serve on the new TEFFI trust company Board of Directors resigned their membership, effective June 14, 2021, on GWG Holdings’ Board of Directors, which the Company believes is the highest and best use of their available time and skills and will support the development of the Beneficient TEFFI trust company and the successful execution of Beneficient’s business plan.
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
Liquidity and Capital Resources
As of September 30, 2021, we had cash, cash equivalents and restricted cash of $67.7 million. We generated net losses attributable to common shareholders of $169.9 million and $120.5 million for the nine months ended September 30, 2021 and 2020, respectively. As of November 10, 2021, we had cash, cash equivalents, and restricted cash of approximately $29.8 million. Besides funding operating expenditures, we are obligated to pay other items such as interest payments and debt maturities, and preferred stock dividends and redemptions.
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
We currently fund our business primarily with debt that generally has a shorter duration than the duration of our long-term assets. The resulting asset/liability mismatch can result in a liquidity shortfall if we are unable to renew maturing short term debt or secure suitable additional financing. In such a situation, we could be forced to sell assets at less than optimal (distressed) prices. Substantially all of our life insurance policies are pledged as collateral under the LNV Credit Facility and the NF Credit Facility and we would not be able to dispose of them without compliance with the terms of those credit facilities. We heavily rely on GWG Holdings’ L Bond offering to fund our business operations, including, among other things, interest and principal payments on the existing L Bonds and capital allocations to Beneficient. We temporarily suspended the offering of GWG

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Holdings’ L Bonds, commencing April 16, 2021, as a result of our delay in filing certain periodic reports with the SEC, and were required to seek alternative sources of capital.

As a result of the suspension of GWG Holdings’ L Bond offering, on June 28, 2021, we pledged additional life insurance policies as collateral and received an additional advance of $51.2 million under the Third LNV Credit Facility (as defined below). Subsequently, on August 11, 2021, we received a one-time advance of $107.6 million under the NF Credit Facility as described above. Approximately $56.7 million of such advanced amount was used to pay off the remaining amount due, including interest and penalties, under the Third LNV Credit Facility and the pledged life insurance policies used as collateral for the Third LNV Credit Facility were released and pledged under the NF Credit Facility. Further, on September 7, 2021, DLP IV entered into the Fourth LNV Credit Facility (as defined below), that replaced the aforementioned Third LNV Credit Facility. The Fourth LNV Credit Facility resulted in an additional advance of $30.3 million from LNV Corporation, with no additional pledged collateral. All of the aforementioned transactions are described in more detail in Note 9. Finally, as more fully described in Note 17, on November 15, 2021, DLP IV modified the terms the Fourth LNV Credit Facility and entered into a letter agreement which released $17.0 million from a collection account used to collect policy benefits from pledged policies.

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
Beneficient is obligated to make debt payments totaling $77.1 million on certain outstanding borrowings through May 30, 2022 under the terms of the Amendment No. 1 to the Second Amended and Restated Credit Agreements as discussed in more detail in Note 9. Primarily due to both the forthcoming debt payments under the Credit Agreement and Second Lien Credit Agreement and the anticipated deconsolidation of Beneficient from GWG Holdings as discussed above and in Note 17, which is expected to result in reduced reliance by Beneficient on GWG Holdings to fund its operations, Beneficient will require additional liquidity to continue its operations over the next twelve months. We expect Beneficient to satisfy these obligations and fund its operations through anticipated operating cash flows, proceeds from distributions on the alternative assets portfolio, additional investments into Beneficient by GWG Holdings and/or other parties and, potentially refinancing with other third-party lenders some or all of the existing borrowings due prior to their maturity. Beneficient is currently in the process of raising additional equity, which is anticipated to close during the fourth quarter of 2021 and/or the first quarter of 2022.

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
Significant accounting policies are detailed in Note 2 to the consolidated financial statements included in the Company’s 2020 Form 10-K. There are no new or revised significant accounting policies as of September 30, 2021.
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

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Reclassification — Certain prior year amounts have been reclassified for consistency with the current year presentation. Specifically, amortization of debt discounts and premiums were previously presented separately. This is now combined with amortization of deferred financing and issuance costs. This change had no effect on the reported net cash flows used by operating activities.
Newly Adopted Accounting Pronouncements — On January 1, 2021, we adopted Accounting Standards Update (“ASU”) No 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes (Topic 740). The amendments in ASU 2019-12 eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. The adoption of this standard did not have a material impact on the consolidated financial statements and disclosures.
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
ASU 2020-04, Reference Rate Reform (Topic 848) was issued in March 2020. The amendments in Topic 848 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. Topic 848 can be applied by all entities as of the beginning of the interim period that includes March 12, 2020, or any date thereafter, and entities may elect to apply the amendments prospectively through December 31, 2022. The Company did not utilize the optional expedients and exceptions provided by this standard during the nine months ended September 30, 2021. The Company is evaluating the impact of this standard on its consolidated financial statements and disclosures.
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
(3) Restrictions on Cash
Under the terms of the third amended and restated senior credit facility with LNV Corporation (as amended from time to time, “LNV Credit Facility”) and the NF Credit Agreement (as defined below) (both discussed further in Note 9), we are required to maintain collection and payment accounts that are used to collect policy benefits from pledged policies, pay annual policy premiums, interest and other charges under the facility, distribute funds to pay down the facility, and distribute excess funds to the borrowers (GWG DLP Funding IV, LLC and GWG DLP Funding VI, LLC, respectively).
The agents for the lender authorize the disbursements from these accounts. At September 30, 2021 and December 31, 2020, there was a combined balance of $21.0 million and $33.5 million, respectively, in these collection and payment accounts.
Under the terms of the ExAlt PlanTM trust agreements, the trusts are required to maintain capital call reserves and administration reserves. These reserves are used to satisfy capital call obligations and pay fees and expenses for the trusts as required. The fees and expenses are primarily paid to Ben Custody Admin for serving as the administrative agent to the current trustees of the ExAlt Trusts. These reserves represent cash held in banks. At September 30, 2021 and December 31, 2020, there was a combined balance of $4.5 million and $5.4 million, respectively, in these reserves.

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
The fair value of our life insurance policies is determined as the net present value of the life insurance portfolio’s future expected cash flows (policy benefits received and required premium payments) that incorporates life expectancy estimates obtained when the policy was purchased and current discount rate assumptions. We refer to our valuation methodology as the Longest Life Expectancy methodology. This methodology utilizes a portfolio mortality multiplier (“PMM”) that allows us to “fit” projections to actual results, which provides a basis to forecast future performance more accurately. During the second quarter of 2021, we recalculated the PMM in accordance with our valuation methodology, which requires an analysis any time (1) the six-month moving average of the difference between the actual portfolio performance and projected performance deviates by more than one standard deviation from the mean, and (2) such deviation continues as of the end of any calendar quarter after persisting for three consecutive months. The PMM recalculation resulted in a $16.4 million downward adjustment to the value of the life insurance portfolio during the quarter ended June 30, 2021, as reflected in the year-to-date reconciliation of gain (loss) on life insurance policies table below.

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

The discount rate we apply is primarily based on information about the discount rates observed in recent portfolio purchase transactions in the life insurance tertiary market. The discount rate also incorporates fixed income market interest rates, the estimated credit exposure to the insurance companies that issued the life insurance policies and management’s estimate of the operational risk yield premium a purchaser would require to receive the future cash flows derived from our portfolio as a whole. In prior periods, the discount rate also incorporated information about the discount rates observed in the life insurance secondary market through the Company’s internal competitive bidding to purchase policies. However, the Company discontinued the use of this input as of December 31, 2020, as it is no longer actively purchasing policies in the life insurance secondary market. The determination of the discount rate used in the valuation of the Company’s life insurance policies requires management judgment and incorporates information that is reasonably available to management as of the date of the valuation. As a result of management’s analysis, a discount rate of 8.25% was applied to our portfolio as of both September 30, 2021 and December 31, 2020.
Portfolio Information
Our portfolio of life insurance policies, owned by GWG Holdings’ subsidiaries as of September 30, 2021, is summarized below:
Life Insurance Portfolio Summary

Total life insurance portfolio face value of policy benefits (in thousands)	$1,801,306
Average face value per insured life (in thousands)	$1,984
Average life expectancy estimate (years)*	6.4
Total number of policies	984
Number of unique lives	908
Demographics	74% Male; 26% Female
Number of smokers	36
Largest policy as % of total portfolio face value	0.7%
Average policy as % of total portfolio face value	0.1%
Average annual premium as % of face value	4.1%
__________________________________

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(*) Averages presented in the table are weighted averages by face amount of policy benefits.

A summary of our policies organized according to their estimated life expectancy dates, grouped by year, as of the reporting date, is as follows (dollars in thousands):

	As of September 30, 2021			As of December 31, 2020
Years Ending December 31,	Number of Policies	Estimated Fair Value	Face Value	Number of Policies	Estimated Fair Value	Face Value
Three months ending December 31, 2021	2	$3,226	$3,250	15	$19,429	$22,298
2022	21	23,530	27,611	62	66,657	88,698
2023	79	100,355	141,376	106	113,926	178,983
2024	112	127,746	207,890	119	130,280	229,815
2025	113	110,159	217,082	111	85,842	187,042
2026	105	80,135	171,025	115	100,280	237,632
Thereafter	552	316,409	1,033,072	530	275,497	956,247
Totals	984	$761,560	$1,801,306	1,058	$791,911	$1,900,715
We recognized life insurance benefits of $43.2 million and $39.8 million during the three months ended September 30, 2021 and 2020, respectively, related to policies with a carrying value of $12.3 million and $13.5 million, respectively, and as a result recorded realized gains of $30.9 million and $26.3 million, respectively. We recognized life insurance benefits of $104.7 million and $105.2 million during the nine months ended September 30, 2021 and 2020, respectively, related to policies with a carrying value of $31.0 million and $32.3 million, respectively, and as a result recorded realized gains of $73.7 million and $72.9 million, respectively. The aforementioned carrying value, which represents the aggregate cost basis in the policies that matured during the period, is considered a return of investment within the investing section of the condensed consolidated statements of cash flows. Changes in fair value of policies and the other components of the net gain on life insurance policies, as detailed below, are included in the operating section of the condensed consolidated statements of cash flows.
A reconciliation of gain (loss) on life insurance policies is as follows (in thousands):

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Change in estimated probabilistic cash flows(1)	$13,120	$14,723	$40,230	$47,923
Premiums and other annual fees	(19,267)	(18,235)	(56,388)	(53,060)
Change in life expectancy evaluation	—	—	2,337	—
Change in PMM	—	—	(16,386)	—
Face value of matured policies	43,217	39,803	104,662	105,194
Fair value of matured policies	(21,586)	(22,169)	(56,532)	(56,702)
Gain on life insurance policies, net	$15,484	$14,122	$17,923	$43,355
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
Estimated premium payments and servicing fees required to maintain our current portfolio of life insurance policies in force for the next five years, assuming no mortalities, are as follows (in thousands):

Years Ending December 31,	Premiums	Servicing	Total
Three months ending December 31, 2021	$13,847	$457	$14,304
2022	81,839	1,828	83,667
2023	93,037	1,828	94,865
2024	101,998	1,828	103,826
2025	113,722	1,828	115,550
2026	125,911	1,828	127,739
	$530,354	$9,597	$539,951
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

Portfolio Information

Our portfolio of alternative investments, held by certain of the ExAlt Trust subsidiaries by asset class of each fund as of September 30, 2021 and December 31, 2020, is summarized below:

Alternative Investments Portfolio Summary(1)

	September 30, 2021		December 31, 2020
Asset Class	Value	Unfunded Commitments	Value	Unfunded Commitments
Venture Capital	$123,694	$1,519	$123,021	$1,659
Private Equity	97,616	33,386	92,316	33,387
Private Real Estate	1,960	269	2,118	269
Other(2)	2,868	289	4,439	294
Total	$226,138	$35,463	$221,894	$35,609
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
As of September 30, 2021, ExAlt Trusts’ portfolio had exposure to 111 professionally managed alternative investment funds, comprised of 301 underlying investments, 99 percent of which are investments in private companies.
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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Investments valued using NAV as a practical expedient are excluded from this hierarchy. At September 30, 2021 and December 31, 2020, the fair value of these investments using the NAV per share practical expedient was $226.1 million and $221.9 million, respectively. During the three and nine months ended September 30, 2021, $17.6 million and $21.4 million of gain, respectively, was recognized from changes in NAV, compared to $0.8 million of gain and $19.3 million of loss for the three and nine months ended September 30, 2020, respectively. These changes in NAV are recorded within the investment income (loss) on our condensed consolidated statements of operations.
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
Financial instruments measured at fair value on a recurring basis
The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, on September 30, 2021 and December 31, 2020 are presented below (in thousands).

	As of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments in put options	$2,995	$—	$—	$2,995
Investments in life insurance policies	—	—	761,560	761,560

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investments in put options	$7,017	$—	$—	$7,017
Investments in life insurance policies	—	—	791,911	791,911

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
The following table reconciles the beginning and ending fair value of our Level 3 repurchase options (in thousands). The three months ended September 30, 2021, is not presented as the repurchase options, all of which were unexercised, expired during the third and fourth quarters of 2020, which is recognized in the investment income (loss) line item of the condensed consolidated statement of operations. Additionally, during the three and nine months ended September 30, 2020, $0.8 million of gain and $19.3 million of loss, respectively, was recognized from changes in NAV, which is recorded within investment income (loss) on our consolidated statements of operations.

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Beginning balance	$56,660	$61,664
Total gain in earnings(1)	(55,930)	(60,934)
Purchases	—	—
Settlements	—	—
Ending balance	$730	$730
_______________________________________
(1)Net change in fair value.

The following table provides quantitative information about the significant unobservable inputs used in the fair value measurement of the Level 3 repurchase options as of September 30, 2020 (dollars in thousands):

Valuation Date	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Targets
September 30, 2020	$730	Option Pricing Model	Alternative asset market discount rate	0.085
			Dividend yield	.10 - .53
			Net asset value growth rates	0.085
			Net asset value volatilities	0.24 - 0.45
			Restricted exercise period	1 year
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
As discussed in further detail in Note 4 above, during the second quarter of 2021, we recalculated the PMM in accordance with our valuation methodology, which resulted in a $16.4 million downward adjustment to the value of the life insurance portfolio during the quarter ended June 30, 2021.
The following table reconciles the beginning and ending fair value of our Level 3 investments in our portfolio of life insurance policies (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$770,026	$794,706	$791,911	$796,039
Total gain in earnings(1)	3,860	6,021	623	23,476
Settlements(2)	(12,326)	(13,467)	(30,974)	(32,255)
Ending balance	$761,560	$787,260	$761,560	$787,260
_________________________________________
(1)Net change in fair value
(2)Policy maturities at initial cost basis
The net activity in the table above is reported in gain on life insurance policies, net, in the condensed consolidated statements of operations. There have been no transfers between levels in the fair value hierarchy for any assets or liabilities recorded at fair value on a recurring basis or any changes in the valuation techniques used for measuring the fair value as of September 30, 2021 and December 31, 2020.
The following table summarizes the inputs utilized in estimating the fair value of our portfolio of life insurance policies:

	As of September 30, 2021	As of December 31, 2020
Weighted-average age of insured, years*	83.6	83.1
Age of insured range, years	64-101	63-100
Weighted-average life expectancy, months*	77.3	83.0
Life expectancy range, months	0-240	0-240
Average face amount per policy (in thousands)	$1,831	$1,797
Discount rate	8.25%	8.25%
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

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Change in Life Expectancy Estimates
	Minus 8 Months	Minus 4 Months	Plus 4 Months	Plus 8 Months
September 30, 2021	$101,300	$50,567	$(50,412)	$(100,637)
December 31, 2020	$97,837	$45,536	$(61,713)	$(114,099)
	Change in Discount Rate
	Minus 2%	Minus 1%	Plus 1%	Plus 2%
September 30, 2021	$76,055	$36,295	$(33,232)	$(63,747)
December 31, 2020	$82,983	$39,560	$(36,151)	$(69,284)
Financial instruments measured at fair value on a non-recurring basis
There were no assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2021 and December 31, 2020, respectively.
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

	As of September 30, 2021
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Financial assets:
Cash, cash equivalents and restricted cash	1	$67,723	$67,723
Life insurance policy benefits receivable, net	1	33,105	33,105
Financial liabilities:
Senior credit facility with LNV Corporation	2	$327,702	$229,862
L Bonds and Seller Trust L Bonds	1	1,551,912	1,551,912
Debt due to related parties	2	77,362	76,519
Other liabilities	1	54,888	54,888

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
Other liabilities are comprised of the interest and dividends payable and accounts payable and accrued expenses line items on the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020.
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
The following table includes a rollforward of the equity method investment in FOXO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$4,363	$7,773	$8,582	$1,761
Contributions	1,250	3,884	3,750	13,051
Loss on equity method investment	(4,949)	(1,431)	(11,898)	(4,279)
Other	—	10	230	(297)
Ending balance	$664	$10,236	$664	$10,236
As of September 30, 2021, GWG Holdings has fully contributed its commitment to FOXO in accordance with the related subscription agreement and has no other outstanding capital commitments to FOXO. GWG Holdings’ investment in FOXO is presented in other assets in our condensed consolidated balance sheets. Our proportionate share of earnings or losses from our investee is recognized in earnings (loss) from equity method investments in our condensed consolidated statements of operations.
(8) Variable Interest Entities
In accordance with ASC 810, Consolidation, the Company assesses whether it has a variable interest in legal entities in which it has a financial relationship and, if so, whether or not those entities are variable interest entities (“VIEs”). For those entities that

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
The cash flows generated by these VIEs are included within the Company’s consolidated statements of cash flows. The consolidated balance sheets include the following amounts from these consolidated VIEs as of the dates presented (in thousands):

	September 30, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$2,240	$5,965
Restricted cash	4,469	5,386
Investments in alternative assets, at NAV	226,138	221,894
Other assets	1,278	1,273
Total Assets of VIE	$234,125	$234,518

Liabilities:
Accounts payable and accrued expense	$2,065	$2,029
Total Liabilities of VIE	$2,065	$2,029

Equity (Deficit):
Noncontrolling interest	$(14,469)	$7,208
Total Equity of VIE	$(14,469)	$7,208
The consolidated statement of operations for the three and nine months ended September 30, 2021 and 2020, includes the following amounts from these consolidated VIEs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUE
Investment income, net	$17,554	$56,705	$21,417	$41,590
Interest income	—	—	—	20
TOTAL REVENUE	17,554	56,705	21,417	41,610
EXPENSES
Other expenses	215	162	572	330
TOTAL EXPENSES	215	162	572	330
NET INCOME	17,339	56,543	20,845	41,280
Net (income) loss attributable to noncontrolling interests	(2,936)	(33,926)	(20,931)	9,795
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$14,403	$22,617	(86)	51,075
CT Risk Management L.L.C.
On March 20, 2020, CT Risk Management, L.L.C. (“CT”) was created as a Delaware limited liability company to reduce the impact of a potential market downturn on the interests in alternative assets that support the Collateral for receivables held by Beneficient by distributing any potential profits to certain of the ExAlt Trusts thereby offsetting any reduction in the value of the alternative assets. The LLC agreement was amended and restated on April 16, 2020. There was no activity of CT until July

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2020 when Beneficient made a capital contribution of $14.8 million, which was used to purchase the put options reflected in the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020.
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
As of September 30, 2021 and December 31, 2020, the condensed consolidated balance sheets include assets of this consolidated VIE with a carrying value of $3.0 million and $7.0 million, respectively, which is recorded in the other assets line item. Additionally, the Company recorded a $0.2 million gain and $4.0 million loss on investment for the three and nine months ended September 30, 2021, respectively, compared to a $3.2 million loss on investment for both of the same periods of 2020. The gain (loss) on investment is reported in the other income (loss) line item of the condensed consolidated statements of operations.
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
The following table shows the classification, carrying value and maximum exposure to loss with respect to the Company’s unconsolidated VIEs (in thousands):

	September 30, 2021		December 31, 2020
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
Total equity method investment	$664	$664	$8,582	$12,332
(9) Debt
Senior Credit Facility with LNV Corporation
On September 7, 2021, DLP IV entered into a Fourth Amended and Restated Loan and Security Agreement with LNV Corporation, as lender, and CLMG Corp., as the administrative agent on behalf of the lenders under the agreement (the “Fourth LNV Credit Facility”). The Fourth LNV Credit Facility replaced the Third LNV Credit Facility (as defined below), that previously governed the Company’s senior credit facility. The Fourth LNV Credit Facility resulted in an additional advance of $30.3 million from LNV Corporation, paid on September 7, 2021.
Subject to available borrowing base capacity, additional advances are available under the Fourth LNV Credit Facility at the LIBOR rate described below. Such advances are available to pay the premiums and servicing costs of pledged life insurance policies as such amounts become due. Interest accrued on amounts borrowed under the Third LNV Credit Facility at an annual interest rate, determined as of each date of borrowing or quarterly if there is no borrowing, equal to (a) the greater of 1.50% or 12-month LIBOR, plus (b) 7.50% per annum. Under the Fourth LNV Credit Facility, all advances bear interest at a rate of the Benchmark Rate plus the Applicable Margin (as defined below), or the Default Rate (as defined below) if an event of default has occurred and is continuing. For purposes of the Fourth LNV Credit Facility, (i) the “Benchmark Rate” is the greater of (a) the sum of (i) the Federal Funds Rate plus (ii) one-half of one percent (0.50%) and (b) one and one half of one percent (1.50%); (ii) the “Applicable Margin” is seven and one half percent (7.50%); and (iii) the “Default Rate” is the Benchmark Rate plus nine and one half percent (9.50%). The effective rate at September 30, 2021 was 9.00%. Interest payments are made on a quarterly basis.
Under the Fourth LNV Credit Facility, DLP IV has granted the administrative agent, for the benefit of the lenders under the agreement, a security interest in all of DLP IV’s assets. Obligations under the Fourth LNV Credit Facility are secured by a security interest in DLP IV’s assets, for the benefit of the lenders, through an arrangement under which Wells Fargo Bank, N.A.

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

serves as securities intermediary. The life insurance policies owned by DLP IV do not serve as direct collateral for the obligations of GWG Holdings under the L Bonds and Seller Trust L Bonds.
Prior to the Fourth LNV Credit Facility, on June 28, 2021, DLP IV entered into the third amended and restated senior credit facility with LNV Corporation, the (“Third LNV Credit Facility”)), as lender, and CLMG Corp., as the administrative agent on behalf of the lenders under the agreement, which replaced the second amended and restated senior credit facility with LNV Corporation (“Second LNV Credit Facility”) dated November 1, 2019 that previously governed DLP IV’s senior credit facility. The Third LNV Credit Facility resulted in an additional advance of $52.5 million from LNV Corporation, which was subsequently repaid on August 11, 2021, using a portion of the advance received from the NF Credit Facility (as defined and discussed below).
In conjunction with entering into the Second LNV Credit Facility, DLP IV pledged life insurance policies having an aggregate face value of approximately $298.3 million as additional collateral and received an advance of approximately $37.1 million (inclusive of certain fees and expenses incurred in connection with the negotiation and entry into the Second LNV Credit Facility). In conjunction with entering into the Third LNV Credit Facility, DLP V transferred life insurance policies having an aggregate face value of approximately $440.6 million to DLP IV, which were pledged as additional collateral to the Third LNV Credit Facility, and DLP IV received proceeds of approximately $51.2 million (net of certain fees and expenses incurred in connection with the negotiation and entry into the Third LNV Credit Facility). As of September 30, 2021, 77.0% of the total face value of the life insurance policies portfolio is pledged to LNV Corporation.
The LNV Credit Facility has certain financial and nonfinancial covenants. In addition, the LNV Credit Facility has certain reporting obligations that require DLP IV to deliver unaudited quarterly financial statements no later than forty-five days after the end of each of the first three fiscal quarters, and audited annual financial statements no later than ninety days after the end of each fiscal year. We were in compliance with these covenants at September 30, 2021, and continue to be as of the date of this filing.
The Fourth LNV Credit Facility makes available a total of up to $300.0 million in credit to DLP IV with a maturity date of September 27, 2029. The principal amount outstanding under this facility was $229.9 million and $202.6 million at September 30, 2021 and December 31, 2020, respectively. There were unamortized deferred financing costs of $7.9 million and $8.9 million as of September 30, 2021 and December 31, 2020, respectively. The difference between the amount outstanding and the carrying amount on our condensed consolidated balance sheets is due to netting of unamortized debt issuance costs.
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

On August 11, 2021, a one-time advance of approximately $107.6 million was made to the DLP VI under the NF Credit Facility with a scheduled maturity date of August 11, 2031. Amounts borrowed under the NF Credit Facility bear interest on each day on the outstanding principal amount on such day at a per annum rate, determined on a daily basis, generally equal to 5.5% up to a 65% of the loan to value percent as calculated in accordance with the NF Credit Agreement, and 7.0% on anything above that loan to value percent. In particular, amounts borrowed under the NF Credit Facility bear interest on each day on the outstanding principal amount on such day at a per annum rate equal to the Interest Rate as of such day, or the Default Rate as of such day if an event of default has occurred and is continuing. The “Interest Rate” as of such day is equal to the sum of: (a) the percentage equal to (i) the Non-Higher Rate Factor as of such date of determination multiplied by (ii) 5.50%; and (b) the percentage equal to (i) the Higher Rate Factor as of such date of determination multiplied by (ii) 7.00%. “Non-Higher Rate Factor” means, as of any date of determination, the percentage equal to (i) 100% minus (ii) the Higher Rate Factor as of such date of determination, and “Higher Rate Factor” means, as of any date of determination, the percentage equal to (i) the greater of (a) the amount equal to (1) the LTV Percentage (as defined in the NF Credit Agreement) as of such date of determination minus (2) 65% and (b) zero percent divided by (ii) the LTV Percentage as of such date of determination. The “Default Rate” as of such day is equal to the sum of: (a) the Interest Rate as of such day and (b) 2.00%. Interest payments are made on a monthly basis. The effective rate at September 30, 2021 was 5.61%.

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

A portion of the proceeds from the funding under the NF Credit Facility was used to purchase life insurance policies that were owned by DLP IV, which used the funds to repay the most recent advance of $52.5 million plus interest and penalties under the LNV Credit Facility described above. At August 11, 2021, the aggregate face value of life insurance policies owned by DLP VI, was approximately $433.1 million. As of such date, the aggregate face value of life insurance policies owned by DLP IV was approximately $1.42 billion. As of September 30, 2021, 23.0% of the total face value of the life insurance policies portfolio is pledged to National Founders LP.

GWG Holdings secures L Bonds with (1) a pledge of collateral security in its ownership interests in GWG Life and GWG Holdings’ other direct subsidiaries; (2) GWG Life’s ownership in its direct subsidiaries that own directly or indirectly a large actuarially diverse portfolio of life insurance policies of highly rated insurance companies; and (3) investments in Beneficient. Subsequent to entering into the NF Credit Facility, substantially all of our life insurance policies are held by DLP IV or DLP VI. The policies held by DLP IV and DLP VI are not direct collateral for the L Bonds as such policies are pledged under the LNV Credit Facility and NF Credit Facility, respectively. Furthermore, L Bonds are secured by a pledge of approximately 4.0 million shares of GWG Holdings’ common stock. GWG Holdings’ most significant assets are cash and its investments in subsidiaries. These assets were not pledged under the NF Credit Facility.

The NF Credit Facility has certain financial and nonfinancial covenants, and we were in compliance with these covenants as of the date of this filing. In addition, the NF Credit Facility has certain reporting obligations that require DLP VI to deliver audited annual consolidated financial statements of DLP Holdings VI no later than 150 days after the end of each fiscal year (beginning with the fiscal year ending December 31, 2021) and unaudited quarterly consolidated financial statements of DLP Holdings VI no later than 90 days after the end of each of DLP VI’s first three fiscal quarters (beginning with the fiscal quarter ending September 30, 2021). The NF Credit Facility also has customary events of default for a facility of this type. We were in compliance with these covenants at September 30, 2021, and continue to be as of the date of this filing.
DLP VI may voluntarily prepay amounts owing under the NF Credit Facility upon payment of all accrued and unpaid interest on such prepaid amounts and payment of the applicable Prepayment Premium (as defined in the NF Credit Agreement).
The principal amount outstanding under this facility was $107.6 million as of September 30, 2021. There were unamortized deferred financing costs of $1.9 million as of September 30, 2021. The difference between the amount outstanding and the carrying amount on our condensed consolidated balance sheets is due to netting of unamortized debt issuance costs.
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
We were in compliance with the covenants of the indenture at September 30, 2021, and as of the date of this filing, and no Events of Default (as defined in the Amended and Restated Indenture) existed as of such dates.

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
At September 30, 2021 and December 31, 2020, the weighted-average interest rate of GWG Holdings’ L Bonds was 7.25% and 7.21%, respectively. The principal amount of L Bonds outstanding, including Liquidity Bonds discussed below, was $1.3 billion as of both September 30, 2021 and December 31, 2020, respectively. The difference between the amount of outstanding L Bonds and the carrying amount on our condensed consolidated balance sheets is due to netting of unamortized deferred issuance costs, cash receipts for new issuances, and payments of redemptions in process. There were $12.7 million of redemptions in process and $18.0 million of subscriptions in process as of September 30, 2021 and December 31, 2020, respectively. Amortization of deferred issuance costs was $5.1 million and $4.3 million for the three months ended September 30, 2021 and 2020, respectively. Amortization of deferred issuance costs was $15.4 million and $12.4 million for the nine months ended September 30, 2021 and 2020, respectively. Future expected amortization of deferred financing costs as of September 30, 2021 is $44.0 million in total over the next seven years.
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

The principal amount of Seller Trust L Bonds outstanding reflected on the condensed consolidated balance sheets was $272.1 million at both September 30, 2021 and December 31, 2020.
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
The Liquidity Bonds were issued as part of the Company’s strategy to expand its exposure to a portfolio of loans collateralized by cash flows from illiquid alternative assets; however, the Company has decided during the second quarter 2021 to cease the offering of these Liquidity Bonds at this time, but will consider replacing with other similar securities as needed to execute the Company’s strategy. Ben LP is now in the process of reevaluating its strategy and does not believe the decision to cease offering the Liquidity Bonds will have a significant impact on our future operating performance

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of September 30, 2021 and December 31, 2020, there was $0.8 million and $0.5 million in principal and, as of both dates, $0.2 million of unamortized financing costs of Liquidity Bonds, respectively. The net of these amounts is presented on the condensed consolidated balance sheets in the L Bonds line item.

Debt Due to Related Parties
As of September 30, 2021 and December 31, 2020, Beneficient had borrowings that consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
First Lien Credit Agreement	$2,366	$2,288
Second Lien Credit Agreement	74,738	72,260
Other borrowings	2,699	2,628
Unamortized debt discounts	(2,441)	(916)
Total debt due to related parties	$77,362	$76,260
Beneficient First and Second Lien Credit Agreement
On May 15, 2020, Beneficient executed a Term Sheet with HCLP Nominees, L.L.C. (“HCLP” or the “Lender”) to amend its then senior credit agreement and subordinated credit agreement. The resulting Second Amended and Restated First Lien Credit Agreement and Second Amended and Restated Second Lien Credit Agreement (collectively, the “Ben Credit Agreements”) was executed on August 13, 2020, with terms and conditions substantially consistent with the Term Sheet, as further described below. The Ben Credit Agreements extended the maturity date of both loans to April 10, 2021, and increased the interest rate on each loan to 1-month LIBOR plus 8.0%, with a maximum interest rate of 9.5%. Through September 30, 2021, all principal and interest due under the Ben Credit Agreements have been paid.
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

In connection with the Ben Credit Agreements, (i) the Lender will be permitted to make capital contributions of up to $152.0 million in exchange for a Preferred Series A Subclass 1 Unit Account of BCH for an equal amount of cash for two years after the assumption of the loans; should the Lender elect to make such a capital contribution, GWG Holdings or one of its subsidiaries will be allowed to exchange an amount of Preferred C into Preferred Series A Subclass 1 Unit Accounts or contribute cash for Preferred Series A Subclass 1 Unit Accounts, in certain circumstances, in order to maintain its relative ownership percentage of the Preferred Series A Subclass 1 Unit Accounts; (ii) Beneficient Holdings, Inc. (“BHI”), which owns a majority of the Class S Ordinary Units, Preferred Series A Subclass 1 Unit Accounts, and FLP Subclass 1 Unit Accounts issued by BCH, will grant certain tax-related concessions related to the transaction to the Lender as may be mutually agreed upon between the parties, and (iii) in exchange for the tax-related concessions to be agreed between the parties, (a) 5% of BHI’s

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Preferred Series A Sub Class 1 Unit Account, which will be held by the Lender, may convert, upon delivery of notice by BHI or its designee, to a Preferred A.0 Unit Account of BCH, and (b) recipients of a grant of Preferred Series A Subclass 1 Unit Accounts from BHI will have the right to put an amount of Preferred Series A Subclass 1 Unit Accounts to Ben LP equal to any associated tax liability stemming from any such grant; provided that the aggregated associated tax liability shall not relate to more than $30 million of grants of Preferred Series A Subclass 1 Unit Accounts from BHI; and provided, further, that such a put cannot be exercised prior to July 1, 2021. There has been no liability recorded for the put right as of September 30, 2021, as the transfer of Preferred Series A Subclass Unit Accounts has not occurred.

The Ben Credit Agreements and ancillary documents contain covenants that (i) prevent Beneficient from issuing any securities senior to the Preferred Series A Subclass 1 or Preferred A.0 Unit Accounts; (ii) prevent Beneficient from incurring additional debt or borrowings greater than $10.0 million, other than trade payables, while the loans are outstanding; (iii) prevent, without the written consent of the Lender, GWG Life Trust or DLP V from selling, transferring or otherwise disposing any of the life insurance policies held by GWG Life Trust as of May 15, 2020, except that life insurance policies may be sold, transferred, or otherwise disposed of, provided that concurrent with the assumption of the loans by DLP V, a prepayment of the loans would be required, if necessary, to maintain certain loan-to-value percentages, after giving effect to such sale, transfer or disposal; and (iv) prevent, without the written consent of the Lender, GWG Holdings from selling, transferring, or otherwise disposing of any Preferred Series A Subclass 1 Unit Accounts held as of May 15, 2020, other than to DLP V. These covenants are materially similar to the terms under the Third Amended and Restated First Lien Credit Agreement once assumed by DLP V. As of September 30, 2021, Beneficient was in compliance with all covenants.
These loans are not currently guaranteed by GWG.
Beneficient’s Second Lien Credit Agreement was originally issued to BHI, a Ben Founder Affiliate. “Ben Founder Affiliates” are defined as certain trusts and those entities held by such trusts that are controlled by Ben Founder. During 2019, the Second Lien Credit Agreement was contributed to HCLP and thus, all existing senior loan obligations are held by HCLP as of September 30, 2021 and December 31, 2020. HCLP is indirectly associated with Ben Founder. Further, an indirect parent entity of HCLP had loans outstanding to Ben Founder Affiliates as of December 31, 2020.
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
Pursuant to the Exchange Agreement described in Note 1, commencing on December 31, 2019, holders of Common Units have the right to exchange their Common Units for common stock of GWG Holdings. The exchange ratio in the Exchange Agreement is based on the ratio of the capital account associated with the Common Units to be exchanged to the market price of the common stock of GWG Holdings based on the volume weighted average price of GWG Holdings’ common stock for the five consecutive trading days prior to the quarterly exchange date. No Common Units have been exchanged for common stock of GWG Holdings through September 30, 2021.

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

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Beneficient Equity
As of September 30, 2021, Ben LP has issued Common Units and BCH, a consolidated subsidiary of Ben LP, has issued general partnership Class A Units (Subclass A-1 and A-2), Class S Ordinary Units, Class S Preferred Units, FLP Units (Subclass 1 and Subclass 2), Preferred Series A Subclass 1 Unit Accounts, Preferred Series A Subclass 2 Unit Accounts, and Preferred Series C Subclass 1 Unit Accounts. The Preferred Series A Subclass 0 Unit Accounts were created under the 5th Amended and Restated LPA while the Preferred Series C Subclass 0 Unit Accounts were created under the 6th Amended and Restated LPA; however, neither security has been issued as of September 30, 2021. The 6th Amended and Restated LPA of BCH governs the terms of these equity securities.
Common Units
As of both September 30, 2021 and December 31, 2020, Ben LP has a total of 48,205,756 Common Units issued and outstanding, respectively. As of both September 30, 2021 and December 31, 2020, GWG Holdings owns 46,887,915 Common Units, respectively, which are eliminated in consolidation. The remaining issued and outstanding Common Units are recorded in the condensed consolidated balance sheet in the noncontrolling interests line item.
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
The Preferred A.0 Unit Accounts have not been issued as of September 30, 2021.
Preferred Series A Subclass 1 (Redeemable Noncontrolling Interest)
BCH, a consolidated subsidiary of Ben LP, has non-unitized equity outstanding. The Preferred Series A Subclass 1 Unit Accounts are non-participating and convertible on a dollar basis.
In 2019, Preferred Series A Subclass 1 Unit Account holders signed an agreement to forbear the right to receive an annualized preferred return in excess of a rate determined materially consistent with the methodology below until, initially, the earlier of December 31, 2019 or three months following the issuance of the limited trust association charter by the Texas Department of Banking. The charter from the Texas Department of Banking was not issued as of December 31, 2019. The forbearance agreement was extended through September 30, 2021.
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
No amounts have been paid to the Preferred Series A Subclass 1 Unit Account holders related to the preferred return from inception through September 30, 2021, and any amounts earned have been accrued and are included in the balance of redeemable noncontrolling interests line item of the condensed consolidated balance sheets. Certain Preferred Series A Subclass 1 Unit Account holders agreed to be specially allocated any income or losses associated with the Beneficient Management Partners, L.P. Equity Incentive Plan and certain other costs.
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
The Preferred Series C Subclass 0 Unit Accounts have not been issued as of September 30, 2021.
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
As of September 30, 2021 and December 31, 2020, the aggregate carrying value of GWG Holdings’ investments in Preferred Series C Subclass 1 Unit Accounts was $210.6 million and $195.6 million, respectively. The Preferred Series C Subclass 1 Unit Accounts are eliminated upon consolidation.
Class S Ordinary Units
As of both September 30, 2021 and December 31, 2020, BCH, a consolidated subsidiary of Ben LP, had issued and outstanding 5.8 million Class S Ordinary Units, respectively. The Class S Ordinary Units participate on an as-converted basis pro-rata in the share of the profits or losses of BCH and subsidiaries following all other allocations made by BCH and its subsidiaries. As limited partner interests, these units have limited voting rights and do not entitle participation in the management of BCH’s business and affairs. The Class S Ordinary Units are exchangeable for Common Units on a one-for-one basis, subject to customary conversion rate adjustments for splits, distributions and reclassifications, as well as compliance with any applicable vesting and transfer restrictions. Each conversion also results in the issuance to Ben LP of a Class A Unit of BCH for each Common Unit issued.
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
As of September 30, 2021, a nominal number of shares of Class S Preferred Units have been issued. No amounts have been paid to the Class S Preferred Unit holders related to the preferred return from issuance through September 30, 2021, and any

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

amounts earned have been accrued and are included in the balance of Class S Preferred Units presented on the condensed consolidated balance sheet in the noncontrolling interests line item.
Beneficiaries of the ExAlt Trusts

The ultimate beneficiary of the ExAlt Trusts is an unrelated third party charity (the “Charitable Beneficiary”) that is entitled to i) approximately 5% of any amounts paid to Beneficient as payment on amounts due under each ExAlt Loan, ii) approximately 10% of the amount of excess cash Collateral, if any, following the full repayment of an ExAlt Loan; and (iii) all amounts accrued and held at the ExAlt Trusts once all amounts due to Beneficient under the ExAlt Loans and any fees related to Beneficient’s services to the ExAlt Trusts are repaid. The Charitable Beneficiary’s account balances with respect to its interest in such ExAlt Trusts cannot be reduced to below zero. Any losses allocable to the Charitable Beneficiary in excess of its account balances are reclassified at each period end to the trusts deficit account, which is included as part of noncontrolling interest. Additional ExAlt Trusts are created with each new liquidity transaction with customers. These new ExAlt Trusts, which are consolidated by Beneficient, result in the recognition of additional noncontrolling interest representing the interests in these new ExAlt Trusts held by the Charitable Beneficiary. For the three and nine months ended September 30, 2021, nil and $0.4 million, respectively, of such noncontrolling interest was created, compared to nil for both the three and nine months ended September 30, 2020.
The interest of the Charitable Beneficiary, including the associated trust deficit (as applicable), in the ExAlt Trusts is recorded on the consolidated balance sheets in the noncontrolling interests line item.
(11) Equity-Based Compensation
As of September 30, 2021 and December 31, 2020, the Company has outstanding equity-based awards under the GWG Holdings 2013 Stock Incentive Plan, the Beneficient Management Partners, L.P. (“BMP”) Equity Incentive Plan (the “BMP Equity Incentive Plan”, the Ben Equity Incentive Plan (as defined below), and Preferred Series A Subclass 1 Unit Accounts, as more fully described in the sections below. The holders of certain of the units issued under the BMP Equity Incentive Plan and the Ben Equity Incentive Plan, upon vesting, have the right to convert the units to shares of GWG Holdings common stock per the Exchange Agreement discussed in Note 1. As such, units vested and issued under Beneficient’s equity incentive plans may result in dilution of the common stock of GWG Holdings.
2013 Stock Incentive Plan
GWG Holdings adopted the 2013 Stock Incentive Plan in March 2013, as amended on June 1, 2015, May 5, 2017 and May 8, 2018. Participants under the plan may be granted incentive stock options and non-statutory stock options; stock appreciation rights; stock awards; restricted stock; restricted stock units; and performance shares. Eligible participants include officers and employees of GWG Holdings and its subsidiaries, members of GWG Holdings’ Board of Directors, and consultants. Option awards generally expire 10 years from the date of grant. As of September 30, 2021, the Company has granted stock options, stock appreciation rights (“SAR”), and restricted stock units (“RSU”) under this plan.
Upon the exercise of SARs, the Company is obligated to make cash payments equal to the positive difference between the market value of GWG Holdings’ common stock on the date of exercise less the market value of the common stock on the date of grant. The liability for the SARs as of both September 30, 2021 and December 31, 2020 was $1.6 million, and was recorded within accounts payable and accrued expenses in the condensed consolidated balance sheets.
A RSU entitles the holder thereof to receive one share of GWG Holdings’ common stock (or, in some circumstances, the cash value thereof) upon vesting. RSUs are subject to forfeiture until they vest. During the nine months ended September 30, 2021, none of the RSUs held by employees and directors vested.

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
As Ben LP’s equity is not publicly traded, the fair value for substantially all of the REUs granted in 2020 was estimated by using the valuation techniques consistent with those utilized to determine the acquisition date equity values arising from GWG Holdings obtaining a controlling financial interest in Beneficient. These valuation techniques relied upon the OPM Backsolve approach under the market method as more fully described in the 2020 Form 10-K. For the REUs granted in the latter portion of 2020 and through September 30, 2021, we utilized valuation techniques consisting of the income approach and market approach.
During third quarter 2020, 515,000 units were granted to a senior partner director subject to a performance condition. The performance condition has not been met as of September 30, 2021. As the performance condition of the grant is based on a

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

liquidity event, recognition of the related compensation cost is deferred until the condition has been met. Total unrecognized compensation cost related to this award is approximately $6.4 million as of September 30, 2021.
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
The following table summarizes the award activity, in number of units, for each plan during the nine months ended September 30, 2021:

	Balance at December 31, 2020	Granted	Vested	Exercised	Forfeited/Cancelled	Balance at September 30, 2021
Vested
Stock Options	629,530	—	50,169	(20,082)	(2,334)	657,283
SAR	293,455	19,837	63,167	—	—	376,459
RSU	—	—	—	—	—	—
BMP Equity Units	11,144,016	40,776	746,238	—	(321,986)	11,609,044
REUs	5,078,796	40,776	576,031	—	(208,816)	5,486,787
Unvested
Stock Options	65,587	—	(50,169)	250	—	15,668
SAR	242,202	140,163	(63,167)	—	—	319,198
RSU	129,717	3,189	—	—	(3,189)	129,717
BMP Equity Units	2,230,097	163,104	(746,238)	—	(167,837)	1,479,126
REUs	2,268,574	163,104	(576,031)	—	(127,574)	1,728,073
Total
Stock Options	695,117	—	—	(19,832)	(2,334)	672,951
SAR	535,657	160,000	—	—	—	695,657
RSU	129,717	3,189	—	—	(3,189)	129,717
BMP Equity Units	13,374,113	203,880	—	—	(489,823)	13,088,170
REUs	7,347,370	203,880	—	—	(336,390)	7,214,860

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the components of equity-based compensation expense recognized in the condensed consolidated statement of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	$26	$53	$102	$140
Stock appreciation rights	889	282	1,047	171
Restricted stock units	—	—	31	(38)
BMP equity units	2,033	12,392	6,002	51,515
REUs	2,058	10,831	7,070	44,830
Total equity-based compensation	$5,006	$23,558	$14,252	$96,618
Unrecognized equity-based compensation expense, excluding the expense related to the performance award discussed above, totaled approximately $24.3 million as of September 30, 2021. We currently expect to recognize equity-based compensation expense of $4.0 million during the remainder of 2021, and the remainder thereafter based on scheduled vesting of awards outstanding as of September 30, 2021.
The following table presents the equity-based compensation expense expected to be recognized over the next five years based on scheduled vesting of awards outstanding, excluding the award subject to the performance condition discussed above, as of September 30, 2021 (in thousands):

	Stock Options	SAR	REUs	BMP Equity Units	Total
Three months ending 2021	$6	$148	$1,895	$1,937	$3,986
2022	19	299	5,685	5,819	11,822
2023	—	199	3,275	2,620	6,094
2024	—	37	1,096	883	2,016
2025	—	—	191	163	354
2026	—	—	—	—	—
Total	$25	$683	$12,142	$11,422	$24,272

(12) Income Taxes
The Company’s income tax provision reflects the activity of GWG Holdings and its subsidiaries, Beneficient Corporate Holdings, LLC and Ben Markets Corporate Holdings, LLC. GWG Holdings and its subsidiaries files a separate tax return from the aforementioned Beneficient entities, but the tax provision information below as of and for the nine months ended September 30, 2021 is disclosed on a consolidated basis for financial reporting purposes under applicable GAAP.
The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods.
The Company’s effective tax rate was (0.09)% for the nine months ended September 30, 2021. The income tax expense for the three and nine months ended September 30, 2021 was $0.7 million and $0.2 million, respectively, compared to income tax expense of $3.6 million and income tax benefit of $14.5 million for the three and nine months ended September 30, 2020, respectively. The effective tax rate differs from the statutory U.S. federal income tax rate of 21% primarily due to valuation allowances recorded on the current year losses, offset by a current state tax expense. The income tax expense for the three and nine months ended September 30, 2021 reflects current state tax expense of GWG Holdings and adjustments to deferred federal income taxes related to Beneficient’s losses, partially offset by adjustments to the deferred tax liability of GWG Holdings for specific expense allocations to the holders of the Preferred Series A Subclass 1 Unit Accounts.
The Company currently records a valuation allowance against its deferred tax assets that cannot be realized solely by the future reversal of existing temporary differences. Due to the uncertain timing of the reversal of certain of these taxable temporary

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
The Company determined it cannot utilize the reversal of a taxable temporary difference related to GWG Life’s ownership in the Preferred Series A Subclass 1 Unit Accounts described in Note 1, until such time as the preferred equity is no longer constrained, as a source of income to realize existing deferred tax assets related to the net operating loss and Internal Revenue Code Section 163(j) limitations. As a result, the Company recorded a large net deferred tax liability on December 31, 2019, the majority of which remained as of September 30, 2021 and December 31, 2020. The disposition of this investment is constrained by the Pledge and Security Agreement in favor of the holders of the L Bonds of GWG Holdings. As such, the timing of recognition of the necessary taxable income related to this investment and the future reversal of this taxable temporary difference cannot be predicted.
(13) Loss per Common Share
The computations of basic and diluted income (loss) attributable to common shareholders per share for the three and nine months ended September 30, 2021 and 2020 are as follows (in thousands, except share data and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common shareholders	$(50,578)	$(48,898)	$(169,881)	$(120,475)
Denominator:
Basic – weighted average common shares outstanding	20,759,854	30,477,792	20,758,910	30,516,331
Effect of dilutive securities	—	—	—	—
Diluted – weighted average common shares outstanding	20,759,854	30,477,792	20,758,910	30,516,331

Basic loss per common share	$(2.44)	$(1.60)	$(8.18)	$(3.95)
Diluted loss per common share	$(2.44)	$(1.60)	$(8.18)	$(3.95)
For the three months ended September 30, 2021 and 2020, RPS, RPS 2, restricted stock units, and stock options for a potential 1,678,946 and 2,222,118 shares, respectively, were not included in the calculation of diluted earnings per share because we recorded a net loss during these periods and the effects were anti-dilutive. For the nine months ended September 30, 2021 and 2020, RPS, RPS 2, restricted stock units, and stock options for a potential 1,980,473 and 2,377,628 shares, respectively, were not included in the calculation of diluted earnings per share because we recorded a net loss during these periods and the effects were anti-dilutive. Potentially dilutive instruments issued by Ben LP that are ultimately exchangeable into GWG common stock were also excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2021 and 2020 because we recorded a net loss during these periods and the effects were anti-dilutive.
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
Earnings before taxes (“EBT”) is the measure of profitability used by management to assess performance of its segments and allocate resources. Segment EBT represents net income (loss) excluding income taxes and includes earnings (loss) from equity method investments. Information on reportable segments is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue:	2021	2020	2021	2020
Secondary Life Insurance	$15,856	$14,422	$18,955	$44,800
Beneficient	17,867	53,589	18,235	74,925
Corporate & Other	63	1	69	17
Total	$33,786	$68,012	$37,259	$119,742

	Three Months Ended September 30,		Nine Months Ended September 30,
Interest Expense:	2021	2020	2021	2020
Secondary Life Insurance	$37,635	$24,983	$95,713	$72,022
Beneficient	7,461	15,809	32,892	41,783
Total	$45,096	$40,792	$128,605	$113,805

	Three Months Ended September 30,		Nine Months Ended September 30,
Segment EBT:	2021	2020	2021	2020
Secondary Life Insurance	$(28,142)	$(12,147)	$(86,730)	$(39,314)
Beneficient	(6,576)	532	(67,450)	(94,880)
Corporate & Other	(12,714)	(8,915)	(36,923)	(22,492)
Total Segment EBT	(47,432)	(20,530)	(191,103)	(156,686)
Income tax expense (benefit)	655	3,618	173	(14,545)
Net loss	$(48,087)	$(24,148)	$(191,276)	$(142,141)

Total Assets:	September 30, 2021	December 31, 2020
Secondary Life Insurance	$857,166	$886,739
Beneficient	2,627,976	2,662,630
Corporate & Other	5,054	15,588
Total	$3,490,196	$3,564,957
The total assets of the Beneficient segment at both September 30, 2021 and December 31, 2020 includes goodwill of $2.4 billion, which represents all of the goodwill on the Company’s condensed consolidated balance sheet as of the end of each reporting period.
(15) Commitments and Contingencies
Litigation — In the normal course of business, we are involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on our financial position, results of operations or cash flows.
Commitments — The ExAlt Trusts had $35.5 million and $35.6 million of potential gross capital commitments as of September 30, 2021 and December 31, 2020, respectively, representing potential limited partner capital funding commitments on the interests in alternative asset funds. This is the amount above any existing cash reserves for such capital funding commitments. The ExAlt Trusts holding the interest in the limited partnership for the alternative asset fund is required to fund

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
these limited partner capital commitments per the terms of the limited partnership agreement. Capital funding commitment reserves are maintained by the associated trusts within the ExAlt PlanTM created at the origination of each trust for up to $0.1 million. To the extent that the associated ExAlt Trusts cannot pay the capital funding commitment, Beneficient is obligated to lend the associated ExAlt Trust sufficient funds to meet the commitment, pursuant to the terms of the respective ExAlt Loan. Any amounts advanced by Beneficient to the ExAlt Trusts for these limited partner capital funding commitments, pursuant to the terms of the respective ExAlt Loan, above the associated capital funding commitment reserves held by the associated ExAlt Trusts are added to the ExAlt Loan balance between Beneficient and the ExAlt Trusts and are expected to be recouped through the cash distributions from the alternative asset fund that collateralizes such ExAlt Loan.
Capital commitments generally originate from limited partner agreements having fixed or expiring expiration dates. The total limited partner capital funding commitment amounts may not necessarily represent future cash requirements. Beneficient considers the creditworthiness of the investments on a case-by-case basis. At both September 30, 2021 and December 31, 2020, Beneficient had no reserves for losses on unused commitments to fund potential limited partner capital funding commitments.

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

Life Insurance Company	September 30, 2021	December 31, 2020
John Hancock Life Insurance Company	13.33%	14.72%
The Lincoln National Life Insurance Company	11.54%	11.20%
Equitable Financial Life Insurance Company	11.00%	10.57%

The following summarizes the number of insurance policies held in specific states exceeding 10% of the total face value held by our portfolio:

State of Residence	September 30, 2021	December 31, 2020
California	18.09%	18.05%
Florida	15.24%	14.93%
Alternative Assets Industries
Beneficient’s underlying portfolio companies primarily operate in the United States and Asia, with the largest percentage, based on NAV, operating in software and services, semiconductors and semiconductor equipment, diversified financials, food and staples retailing, telecommunications services, and utilities.

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
Decoupling Transactions with Beneficient
Amendments to the organizational documents of Ben LP, BCH, and Beneficient Management (the “Amendments”) were approved by the Boards of Directors of GWG Holdings and Ben Management and executed on November 12, 2021, as part of, and effectuating, the series of transactions (the “Decoupling Transactions”) contemplated by the August 13, 2021 Term Sheet. The Amendments will take effect no later than November 29, 2021. The Decoupling Transactions, once completed, are expected to result in, among other things, (i) GWG Holdings receiving certain proposed enhancements to its investments in Beneficient; (ii) GWG Holdings no longer having the right to appoint members of the board of directors of Beneficient Management; and (iii) Beneficient no longer being a consolidated subsidiary of GWG Holdings.
The Amendments primarily reflect the creation of securities, the Preferred Series B-1 Unit Accounts of Ben LP (with a corresponding security to be issued by BCH to Ben LP), Preferred Series B-2 Unit Accounts of Ben LP (with a corresponding security to be issued by BCH to Ben LP), that Ben LP intends to issue in connection with its recent capital raising activities and product offerings (as described in more detail below). The Amendments to the BCH limited partnership agreement reflect certain of the agreements contemplated by the Term Sheet, including, among other things, (1) eliminating the mandatory redemption rights of the holders of Preferred Series A Subclass 1 Unit Accounts following a public listing and (2) modifying the terms of the Preferred Series A Subclass 0 Unit Accounts to provide for a quarterly guaranteed payment and certain conversion and redemption rights. As the Amendments are not yet effective, (i) the Preferred Series B-1 Unit Accounts of Ben LP (with a corresponding security to be issued by BCH to Ben LP), Preferred Series B-2 Unit Accounts of Ben LP (with a corresponding security to be issued by BCH to Ben LP), and Subclass 3 FLP Unit Accounts of BCH have not been issued or granted and (ii) the modifications to the Preferred Series A Subclass 1 Unit Accounts and the Preferred A.0 are not yet effective.
Upon the effectiveness of the amendments to the Beneficient Management limited liability company agreement, Ben LP and its subsidiaries are expected to cease to be consolidated subsidiaries of GWG Holdings for financial reporting purposes. The Company is currently evaluating the accounting impact and conclusions of the Decoupling Transactions. We expect that if the Decoupling Transactions result in deconsolidation of Beneficient, then GWG Holdings’ and GWG Life’s investments in Beneficient will be recorded at fair value as of the closing of the transaction with a gain or loss reflected in the 2021 annual consolidated financial statements of GWG Holdings. Subsequent to the expected deconsolidation, GWG Holdings expects to account for its investment in Common Units as an equity method investment with either (i) its pro-rata portion of income or losses reported in earnings on a quarterly basis or (ii) if the fair value option under ASC 825-10 is elected, subsequent changes in the fair value of the Common Units recorded in earnings, though our preliminary conclusions continue to be evaluated. Management further expects GWG Holdings’ and GWG Life’s investments in various preferred securities of Beneficient that do not qualify for equity method accounting to be accounted for under applicable debt and equity security or other applicable accounting standards, which may include an election by the Company to account for these investments at fair value with subsequent changes in their fair value recorded in earnings, if such election is made under ASC 825-10.
In addition, GWG Holdings and Ben LP agreed to enter into a payoff letter for the Commercial Loan Agreement pursuant to which Ben LP would repay the entire outstanding principal balance of the Commercial Loan Agreement of approximately $202 million, plus accrued interest to the date of the payoff, by issuing to GWG Life or GWG Holdings 19,250,795 of Common Units.
GWG Holdings also agreed to convert its capital account balance in Preferred Series A Subclass 1 Unit Accounts of BCH to a preferential class of equity of BCH with enhanced conversion rights.
Beneficient Equity
The Amendments, among other things, provide for the creation of the Preferred Series B-1 Unit Accounts of Ben LP (with a corresponding security to be issued by BCH to Ben LP), Preferred Series B-2 Unit Accounts of Ben LP (with a corresponding

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
security to be issued by BCH to Ben LP), and Subclass 3 FLP Unit Accounts of BCH (the “FLP 3 Unit Accounts”) and modify the terms of the Preferred A.0. Once effective, the 7th Amended and Restated LPA of BCH (“BCH LPA”) and 3rd Amended and Restated LPA of Ben LP (“Ben LP LPA”), as applicable, will govern the terms of these equity securities.
Preferred Series B-1 Unit Accounts
The Preferred Series B-1 Unit Accounts of Ben LP (“Ben LP Preferred B-1 Unit Accounts”) will be created pursuant to the Ben LP LPA. The Preferred Series B Subclass 1 Unit Accounts of BCH (“BCH Preferred B-1 Unit Accounts”) will be created pursuant to the BCH LPA. The Ben LP Preferred B-1 Unit Accounts will correspond to the BCH Preferred B-1 Unit Accounts to be issued by BCH to Ben LP, as the sole holder of the BCH Preferred B-1 Unit Accounts. The BCH Preferred B-1 Unit Accounts will be entitled to certain distributions and income allocations. Upon Ben LP’s receipt of any allocation, distribution, or return of capital on the BCH Preferred B-1 Unit Accounts, Ben LP will make a corresponding allocation, distribution, or return of capital to the holders of the Ben LP Preferred B-1 Unit Accounts in accordance with the Ben LP LPA.
Upon a listing of Ben LP’s Common Units on a national securities exchange or such similar event (an “Initial Listing Event”), each Ben LP Preferred B-1 Unit Account shall be cancelled and converted into a certain number of Ben LP’s Common Units, dependent on certain other conditions being met. Similarly, upon an Initial Listing Event, the BCH Preferred B-1 Unit Accounts will be cancelled and converted into a certain number of BCH Class A Units, dependent on certain other conditions being met.
Other allocations, distributions or returns of capital may be made subject to the provisions of the BCH LPA and Ben LPA. Additionally, holders of Ben LP Preferred B-2 Unit Accounts may be entitled to a return of capital, pending certain conditions, on December 31, 2025.
With respect to Ben LP, upon its sale, liquidation, dissolution or winding up, the Ben LP Preferred B-1 Unit Accounts will rank senior to all other currently issued and outstanding classes and series of Ben LP’s preferred units and common units (i.e., the Ben LP Preferred B-2 Unit Accounts (as defined below) and Ben LP’s Common Units), but because Ben LP has a holding company structure, the Ben LP Preferred B-1 Units will be structurally subordinated to interests in BCH, including creditors and certain equity interests. With respect to BCH, upon its sale, liquidation, dissolution or winding up, the BCH Preferred B-1 Unit Accounts will be entitled to distributions pursuant to an effective ranking of (i) junior to certain guaranteed payments to the holders of the Preferred A.0 and any required distributions to the holders of the FLP 3 Unit Accounts, (ii) junior to the Preferred A.0, and (iii) senior to all other currently issued and outstanding classes and series of BCH’s preferred units and common units. Upon payment to Ben LP as the holder of the BCH Preferred B-1 Unit Accounts in an amount equal to the positive amount of the capital account balance attributable to the BCH Preferred B-1 Unit Accounts, the BCH Preferred B-1 Unit Accounts will be canceled.
Preferred Series B-2 Unit Accounts
The Preferred Series B-2 Unit Accounts of Ben LP (“Ben LP Preferred B-2 Unit Accounts”) will be created pursuant to the Ben LP LPA. The Preferred Series B Subclass 2 Unit Accounts of BCH (“BCH Preferred B-2 Unit Accounts”) will be created pursuant to the BCH LPA. The Ben LP Preferred B-2 Unit Accounts will correspond to the BCH Preferred B-2 Unit Accounts to be issued by BCH to Ben LP, as the sole holder of the BCH Preferred B-2 Unit Accounts. The BCH LP Preferred B-2 Unit Accounts will be entitled to certain distributions and income allocations. Upon Ben LP’s receipt of any allocation, distribution, or return of capital on the BCH Preferred B-2 Unit Accounts, Ben LP will make a corresponding allocation, distribution, or return of capital to the holders of the Ben LP Preferred B-2 Unit Accounts in accordance with the Ben LP LPA.
Upon an Initial Listing Event, each Ben LP Preferred B-2 Unit Account shall be cancelled and converted into a certain number of Ben LP’s Common Units, dependent on certain other conditions being met. Similarly, upon an Initial Listing Event, the BCH Preferred B-2 Unit Accounts held by Ben LP will be cancelled and converted into a certain number of BCH Class A Units, dependent on certain other conditions being met.
Other allocations, distributions or returns of capital may be made subject to the provisions of the BCH LPA and Ben LPA. Additionally, holders of Ben LP Preferred B-2 Unit Accounts may be entitled to a return of capital, pending certain conditions, on December 31, 2025.
With respect to Ben LP, upon its sale, liquidation, dissolution or winding up, the Ben LP Preferred B-2 Unit Accounts will rank (a) junior to the Ben LP Preferred B-1 Unit Accounts and (b) senior to all other currently issued and outstanding classes and series of Ben LP’s preferred units and common units (i.e., Ben LP’s Common Units), but, because Ben LP has a holding company structure, the Ben LP Preferred B-2 Unit Accounts will be structurally subordinated to interests in BCH. With respect

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
to BCH, upon its sale, liquidation, dissolution or winding up, the BCH Preferred B-2 Unit Accounts held by Ben LP will be entitled to distributions pursuant to an effective ranking of (a) junior to certain guaranteed payments to the holders of the Preferred A.0, any required distributions to the holders of the FLP 3 Unit Accounts, (b) junior to the Preferred A.0, (c) junior to the BCH Preferred B-1 Unit Accounts, (d) junior to the BCH Preferred C-0 Unit Accounts; (e) pari passu and pro rata with the BCH Preferred A-1 Unit Accounts, and (f) senior to all other currently issued and outstanding classes and series of BCH’s preferred units and common units. Upon payment to Ben LP as the holder of the BCH Preferred B-2 Unit Accounts in an amount equal to the positive amount of the capital account balance attributable to the BCH Preferred B-2 Unit Accounts, the BCH Preferred B-2 Unit Accounts will be cancelled.
The disclosure in this Note 17 concerning Ben LP securities offerings shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of Ben LP securities in any state or jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state or jurisdiction. The securities offered by Ben LP will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration.
Subclass 3 FLP Unit Accounts
The Subclass 3 FLP Unit Accounts (the “FLP 3 Unit Accounts”) will be created pursuant to the BCH LPA. All FLP 3 Unit Accounts will be granted to, and held by, BHI. The FLP 3 Unit Accounts will be allocated profits from net financing revenues on a quarterly basis equal to the lesser of (i) 5% of the quarterly net financing revenues, or (ii) 10% of the average annualized stated interest (to the extent constituting net financing revenue) of the quarterly average of new loans issued by any subsidiaries of Ben LP during the previous twelve fiscal quarters.
The FLP 3 Unit Accounts will also be entitled to tax and other distributions equal to 100% of the amount of profits allocated to the FLP 3 Unit Accounts, and such distributions will not be subject to available cash. The FLP 3 Unit Accounts do not have any conversion features or rights.
Modifications to Preferred Series A Subclass 0 Unit Accounts
As a subclass of the Preferred Series A Unit Accounts, the Preferred A.0 will be modified pursuant to the BCH LPA. As part of the BCH LPA taking effect, 20% of the current outstanding capital accounts of Preferred Series A Subclass 1 Unit Accounts of BCH, with the exception of the capital accounts held by GWG Holdings, shall be automatically converted into Preferred A.0. This will result in the issuance of $252.8 million of the Preferred A.0. Currently, the Preferred A.0 receives the same preferred return on a quarterly basis as the other Preferred Series A subclasses of BCH. Under the BCH LPA, the Preferred A.0 will cease to receive any form of preferred return. Instead, the Preferred A.0 shall receive a quarterly guaranteed payment calculated as 6% of the Preferred A.0’s initial capital account balance on an annual basis, or 1.50% per fiscal quarter. The Preferred A.0 will no longer receive any allocations of profits. The guaranteed payment to Preferred A.0 is not subject to available cash and has priority over all other distributions made by BCH.
Additionally, the Preferred A.0 will have the ability under the BCH LPA to elect, by a majority of holders of Preferred A.0, to receive a full return of capital senior to any other security in the event of an event causing mandatory returns of capital. There will be no change to the conversion abilities of the Preferred A.0
Finally, a holder of Pref A.0, subsequent to January 1, 2023, may elect to force a redemption of up to 12.5% of his or her respective Preferred A.0 Capital Account by BCH on an annual basis. If a holder of Preferred A.0 has elected to have a portion of his or her Preferred A.0 redeemed and also continues to hold Preferred Series A Subclass 1 Unit Accounts, such holder may elect on an annual basis to convert additional Preferred Series A Subclass 1 Unit Accounts held by such holder to Preferred A.0 up to an amount equal to 12.5% of such holder’s initial Preferred A.0 capital account.
Amendments to LNV Credit Facility
Pursuant to a letter agreement, dated as of November 15, 2021 (the “Letter Agreement”), by and among DLP IV, as borrower, LNV Corporation, as lender, and CLMG Corp., as the administrative agent on behalf of the lenders under the LNV Credit Facility, the parties thereto modified the terms of the Fourth LNV Credit Facility. In order to collect policy benefits from pledged policies, DLP IV maintains a collection account (the “Collection Account”) with Wells Fargo Bank, N.A., as securities intermediary, for the benefit of the lenders under the LNV Credit Facility. Pursuant to the Letter Agreement, LNV Corporation and CLMG Corp. agreed to release $17.0 million from the Collection Account, which represented the entire balance of the

GWG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Collection Account as of November 15, 2021, to DLP IV in exchange for an irrevocable beneficial interest in three percent (3.0%) of the U.S. dollar death benefit payable under each life insurance policy pledged as collateral under the LNV Credit Facility (the “Pledged Policies”). As of November 15, 2021, the aggregate face value of policies pledged under the LNV Credit Facility was approximately $1.4 billion.
On and after the date of the Letter Agreement, three percent (3.0%) of any amount received by DLP IV with respect to any death benefit under any Pledged Policy will be payable directly to CLMG Corp. for the benefit of the lenders. Such death benefit amounts payable to CLMG Corp. will not serve to reduce the outstanding obligations owed by DLP IV under the LNV Credit Facility. The Company expects that this three percent (3.0%) beneficial interest will result in a significant downward adjustment to the fair value of the policies pledged under the LNV Credit Facility as of December 31, 2021, in addition to other potential accounting implications that are currently being evaluated.
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
Policy Benefits and L Bonds
Subsequent to September 30, 2021 through November 10, 2021, policy benefits on 12 policies covering 9 individuals have been realized. The face value of insurance benefits of these policies was $16.3 million.
GWG Holdings issued approximately $191.6 million L Bonds in the current year through April 16, 2021, the date we temporarily suspended GWG Holdings’ L Bond offering. No L Bonds have been sold since April 16, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and accompanying notes and the information contained in other sections of this report. This discussion and analysis is based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management.
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
Overview
We are an innovative financial services firm based in Dallas, Texas that is a leader in providing unique liquidity solutions and services for the owners of illiquid investments. In 2018 and 2019, GWG Holdings and GWG Life consummated a series of transactions with The Beneficient Company Group, L.P. (“Ben LP” including all of the subsidiaries it may have from time to time — “Beneficient”), as more fully described in Note 1 to our accompanying condensed consolidated financial statements in this Form 10-Q. On December 31, 2019, GWG Holdings obtained the right to appoint a majority of the board of directors of Beneficient Management. As a result of this change-of-control event, GWG Holdings reported the results of Beneficient on a consolidated basis beginning on the transaction date of December 31, 2019. As further described in Note 17 to the accompanying condensed consolidated financial statements, on August 13, 2021, GWG Holdings, Ben LP, and BCH entered into a non-binding term sheet (the “Term Sheet”) that contemplates a series of transactions, which, once completed, is expected to result in, among other things, the deconsolidation of Beneficient from GWG Holdings.
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
Critical Accounting Policies and Estimates
Critical Accounting Estimates
The preparation of our accompanying condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make significant judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our judgments, estimates, and assumptions on historical experience and on various other factors believed to be reasonable under the circumstances. Actual results could differ materially from these estimates. We evaluate our judgments, estimates, and assumptions on a regular basis and make changes accordingly.
Material estimates that are particularly susceptible to change, in the near term, relate to: determining the assumptions used in estimating the fair value of our investments in life insurance policies; determining the grant date fair value for equity-based compensation awards; determining the allocation of income (loss) to Beneficient’s equity holders; and evaluation of potential impairment of goodwill and other intangibles. We believe these estimates are likely to have the greatest potential impact on our accompanying condensed consolidated financial statements and accordingly believe these to be our critical accounting estimates.
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
Critical Accounting Policies
Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on November 5, 2021 (“2020 Form 10-K”) for a discussion of our critical accounting policies and estimates. There have been no significant changes to our critical accounting policies during the nine months ended September 30, 2021.
Recent Developments
We define “recent developments” as material transactions or matters that occurred in the most recent fiscal quarter or in the period between the end of the fiscal quarter and the filing of the quarterly or annual financial statements with the SEC. The following recent developments are described in more detail in the notes to the accompanying condensed consolidated financial statements. A reference to the corresponding note is included below:
•Effective July 15, 2021, Beneficient executed Consent and Amendment No. 3 to the Second Amended and Restated Credit Agreement and Amendment No. 2 to the Second Amended and Restated Subordinate Credit Agreement with its lender, which (i) deferred the payment of all accrued and unpaid interest until December 10, 2021, and (ii) deferred the installment payment of $5.0 million due on September 10, 2021, to December 10, 2021. Beneficient agreed to pay an amendment fee to the lender in an amount equal to 3% of the then outstanding principal and interest on December 10, 2021 (Note 9).

•On August 11, 2021, GWG DLP Funding VI, LLC, a Delaware limited liability company (“DLP VI”), entered into a Credit Agreement (the “NF Credit Agreement”) with each lender from time to time party thereto and National Founders LP, a Delaware limited partnership, as the administrative agent (the credit facility evidenced by such NF Credit Agreement, the “NF Credit Facility”) that resulted in a one-time $107.6 million advance with a scheduled maturity date of August 11, 2031 (Note 9). Approximately $56.7 million of such advanced amount was used to pay off the remaining amount due under the Third LNV Credit Facility.
•On August 13, 2021, GWG Holdings, Ben LP, and BCH entered into a Term Sheet that contemplates a series of transactions, which, once completed, is expected to result in, among other things, (i) GWG Holdings receiving certain proposed enhancements to its investments in Beneficient; (ii) GWG Holdings no longer having the right to appoint directors of the board of directors of Beneficient Management; and (iii) Beneficient no longer being a consolidated subsidiary of GWG Holdings (Note 17).
•On September 7, 2021, DLP IV entered into a Fourth Amended and Restated Loan and Security Agreement with LNV Corporation, as lender, and CLMG Corp., as the administrative agent on behalf of the lenders under the agreement (the “Fourth LNV Credit Facility”) that resulted in a $30.3 million advance from LNV Corporation, with such advance including amounts to cover certain fees and expenses incurred in connection with the entry into the Fourth LNV Credit Facility (Note 9).
•Pursuant to a letter agreement, dated as of November 15, 2021 (the “Letter Agreement”), DLP IV, as borrower, LNV Corporation, as lender, and CLMG Corp., as the administrative agent on behalf of the lenders under the LNV Credit Facility, the parties thereto modified the terms of the Fourth LNV Credit Facility. Pursuant to the Letter Agreement, LNV Corporation and CLMG Corp. agreed to release $17.0 million from the collection account, which is maintained by DLP to collect policy benefits from pledged policies, to DLP IV in exchange for an irrevocable beneficial interest in three percent (3.0%) of the U.S. dollar death benefit payable under each life insurance policy pledged as collateral under the LNV Credit Facility.
•An update on the current state of the Company and potential impact of the COVID-19 pandemic (Note 17).

Asset Diversification
As of September 30, 2021, we held a combined portfolio of assets consisting of 77% of fair value secondary life insurance policies and 23% of indirect interests in alternative assets held by certain of the ExAlt Trusts. The table presented below reflects classifications based on GWG Holdings’ and Beneficient’s current exposure types as of September 30, 2021 (dollar amounts in thousands). Additional information regarding the Collateral portfolio is available on its website at www.trustben.com. The information on Beneficient’s website is not part of, or incorporated by reference in, this report.

Exposure Type	Value	Percent of Total
Near-Duration Life Insurance Policies (1)	$334,450	33.7%
Intermediate-Duration Life Insurance Policies (1)	288,996	29.3%
Long-Duration Life Insurance Policies (1)	138,114	14.0%
Growth Stage Private (2)	84,039	8.5%
Late Stage Venture Backed (2)	72,316	7.3%
Early Stage Venture Backed (2)	30,141	3.1%
Other (2)	24,317	2.5%
Corporate Buyouts (2)	15,325	1.6%
Total	$987,698	100.0%
______________________________________________________
(1)Represents fair value of life insurance policies.
(2)Represents the net asset value (“NAV”) of the interests in alternative assets that provide cash flows, which comprise the Collateral of the ExAlt Loans (defined in section below entitled ExAlt Trusts’ Investment in Alternative Assets). Excludes collateral exchanged in the Collateral Swap, which are eliminated in consolidation. These ExAlt Loans eliminate upon consolidation in the presentation of our accompanying condensed consolidated financial statements. The Net Asset Value (“NAV”) calculation reflects the most current report of NAV and other data received from firm/fund sponsors. If no such report has been received, Beneficient estimates NAV based upon the last NAV calculation reported by the investment manager and adjusts it for capital calls and distributions made in the intervening time frame.
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

Secondary Life Insurance Assets
Our portfolio of life insurance policies, owned by GWG Holdings’ subsidiaries as of September 30, 2021, is summarized below:
Life Insurance Portfolio Summary

Total life insurance portfolio face value of policy benefits (in thousands)	$1,801,306
Average face value per policy (in thousands)	$1,831
Average face value per insured life (in thousands)	$1,984
Weighted average age of insured (years)	83.6
Weighted average life expectancy estimate (years)	6.4
Total number of policies	984
Number of unique lives	908
Demographics	74% Male; 26% Female
Number of smokers	36
Largest policy as % of total portfolio face value	0.7%
Average policy as % of total portfolio	0.1%
Average annual premium as % of face value	4.1%
Our portfolio of life insurance policies, owned by GWG Holdings’ subsidiaries as of September 30, 2021, organized by the insured’s current age and the associated number of policies and policy benefits, is summarized below:
Distribution of Policies and Policy Benefits by Current Age of Insured

				Percentage of Total
Min Age	Max Age	Number of Policies	Policy Benefits (in thousands)	Number of Policies	Policy Benefits	Weighted Average LE (Years)
64	69	23	$22,735	2.3%	1.2%	11.4
70	74	168	198,473	17.1%	11.0%	10.1
75	79	197	340,040	20.0%	18.9%	9.3
80	84	197	350,391	20.0%	19.5%	7.5
85	89	210	489,899	21.3%	27.2%	4.8
90	94	155	334,534	15.8%	18.6%	3.1
95	101	34	65,234	3.5%	3.6%	2.2
Total		984	$1,801,306	100.0%	100.0%	6.4

Our portfolio of life insurance policies, owned by GWG Holdings’ subsidiaries as of September 30, 2021, organized by the insured’s estimated life expectancy estimates and associated policy benefits, is summarized below:
Distribution of Policies by Current Life Expectancies of Insured

				Percentage of Total
Min LE (Months)	Max LE (Months)	Number of Policies	Policy Benefits (in Thousands)	Number of Policies	Policy Benefits
0	47	295	$531,585	30.1%	29.6%
48	71	213	380,621	21.6%	21.1%
72	95	178	334,664	18.1%	18.6%
96	119	140	248,971	14.2%	13.8%
120	143	92	133,992	9.3%	7.4%
144	179	58	149,198	5.9%	8.3%
180	240	8	22,275	0.8%	1.2%
Total		984	$1,801,306	100.0%	100.0%
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
The average yield to maturity of publicly traded life insurance company bonds data we consider as inputs to our life insurance portfolio valuation process was 1.64% as of September 30, 2021. We believe this average yield to maturity reflects, in part, the financial market’s judgment that credit risk is low with regard to these carriers’ financial obligations. The obligations of life insurance carriers to pay life insurance policy benefits ranks senior to all of their other financial obligations, including the senior bonds they issue. As of September 30, 2021, 94.7% of the face value benefits of our life insurance policies were issued by insurers having an investment-grade credit rating (BBB or better) by Standard & Poor’s.

As of September 30, 2021, our ten largest life insurance company credit exposures and the Standard & Poor’s credit rating of their respective financial strength and claims-paying ability is set forth below:
Distribution of Policy Benefits by Top 10 Insurance Companies

Rank	Policy Benefits (in Thousands)	Percentage of Policy Benefit Amount	Insurance Company	S&P Insurer Financial Strength Rating
1	$240,132	13.3%	John Hancock Life Insurance Company	AA-
2	207,917	11.5%	Lincoln National Life Insurance Company	AA-
3	198,091	11.0%	Equitable Financial Life Insurance Company	A+
4	156,976	8.7%	Transamerica Life Insurance Company	A+
5	150,789	8.4%	Brighthouse Life Insurance Company	AA-
6	84,081	4.7%	Pacific Life Insurance Company	AA-
7	81,389	4.5%	American General Life Insurance Company	A+
8	63,876	3.5%	ReliaStar Life Insurance Company	A+
9	56,732	3.1%	Security Life of Denver Insurance Company	A-
10	53,419	3.0%	Protective Life Insurance Company	AA-
	$1,293,402	71.7%
ExAlt Trusts’ Investment in Alternative Assets
Beneficient’s primary operations, which commenced on September 1, 2017, consist of offering its liquidity and trust administration services to its customers, primarily through certain of Ben LP’s operating subsidiaries, Ben Liquidity (as defined below) and Ben Custody Admin (as defined below), respectively. Ben Liquidity offers simple, rapid and cost-effective liquidity products to its customers through the use of customized trust vehicles, the ExAlt Trusts, that facilitate the exchange of a customer’s alternative assets for consideration using a unique financing structure. A subsidiary of Ben Liquidity makes ExAlt Loans to certain of the ExAlt Trusts. Ben Liquidity generates interest and fee income earned in connection with such ExAlt Loans to certain of the ExAlt Trusts, which are collateralized by the cash flows from the exchanged alternative assets (the “Collateral”). Ben Custody Admin provides trust administration services to the trustees of certain of the ExAlt Trusts that own the exchanged alternative asset following a liquidity transaction for fees payable quarterly. The Collateral supports the repayment of the loans plus any related interest and fees. Since the ExAlt Trusts are consolidated, Ben LP’s operating subsidiary ExAlt Loans and interest and fee income are eliminated in the presentation of our accompanying condensed consolidated financial statements.

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

The ExAlt Trusts held interests in alternative assets with a net asset value of $226.1 million and $221.9 million at September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, the ExAlt Trusts’ portfolio had exposure to 111 professionally managed alternative investment funds, comprised of 301 underlying investments, 99 percent of which are investments in private companies.

The portfolio of alternative assets, excluding the collateral exchanged in the Collateral Swap, which is eliminated in consolidation, covers the following industry sectors and geographic regions as of the dates shown below (dollar amounts in thousands):

	September 30, 2021		December 31, 2020
Industry Sector	Value	Percent of Total	Value	Percent of Total
Software and Services	$30,700	13.6%	$23,310	10.5%
Semiconductors and Semiconductor Equipment	29,656	13.1%	21,271	9.6%
Diversified Financials	29,051	12.8%	28,462	12.8%
Food and Staples Retailing	26,986	11.9%	24,450	11.0%
Telecommunication Services	24,859	11.0%	27,401	12.3%
Utilities	23,208	10.3%	21,740	9.8%
Not Applicable (e.g., Escrow, Earnouts)(1)	15,524	6.9%	18,138	8.2%
Health Care Equipment and Services	12,056	5.3%	14,682	6.6%
Other(1)	34,098	15.1%	42,440	19.2%
Total	$226,138	100.0%	$221,894	100.0%

	September 30, 2021		December 31, 2020
Geography	Value	Percent of Total	Value	Percent of Total
North America	$97,182	43.0%	$96,056	43.3%
Asia	48,421	21.4%	42,475	19.1%
Southern Europe	30,912	13.7%	36,229	16.3%
South America	27,248	12.0%	24,767	11.2%
Western Europe	20,773	9.2%	21,064	9.5%
Other(2)	1,602	0.7%	1,303	0.6%
Total	$226,138	100.0%	$221,894	100.0%
_______________________________________________________________
Certain previously reported amounts have been reclassified to agree with current presentation.
(1)Industries in this category each comprise less than 5 percent as of September 30, 2021.
(2)Locations in this category each comprise less than 5 percent.
Assets in the portfolio consist primarily of interests in alternative investment vehicles (also referred to as “funds”) that are managed by a group of U.S. and non-U.S. based alternative asset management firms that invest in a variety of financial markets and utilize a variety of investment strategies. The vintages of the funds in the portfolio as of September 30, 2021 ranged from 1993 to 2021.
As the ExAlt Trusts grow their portfolio, they will monitor the diversity of the portfolio through the use of concentration guidelines. These guidelines were established, and will be periodically updated, through a data driven approach based on asset type, fund manager, vintage of fund, industry segment and geography to manage portfolio risk. Beneficient will refer to these guidelines when making decisions about new financing opportunities; however, these guidelines will not restrict Beneficient from entering into financing opportunities that would result in Beneficient having exposure outside of its concentration guidelines. In addition, changes to the ExAlt Trusts’ portfolio may lag changes to the concentration guidelines. As such, the ExAlt Trusts’ portfolio may, at any given time, have exposures that are outside of its concentration guidelines to reflect, among other things, attractive financing opportunities, limited availability of assets, or other business reasons. Given the ExAlt Trusts’ limited operating history, the portfolio as of September 30, 2021 had exposure to certain alternative investment vehicles and investments in private companies that were outside of those guidelines.
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
Industry sector is based on Global Industry Classification Standard (GICS®) Level 2 classification (also known as “Industry Group”) of companies held in the portfolio by funds or directly, subject to certain adjustments by us. “Other” classification is not a GICS® classification. “Other” classification reflects companies in the GICS® classification categories of Automobiles & Components, Capital Goods, Commercial & Professional Services, Consumer Durables & Apparel, Consumer Services, Energy, Food, Beverage & Tobacco, Household & Personal Products, Insurance, Materials, Media & Entertainment, Pharmaceutical, Biotechnology & Life Sciences, Real Estate, Retailing, Tech Hardware & Equipment, and Transportation. N/A includes investments assets that we have determined do not have an applicable GICS® Level 2 classification, such as Net Other Assets and investments that are not operating companies.
Investment exposure type reflects classifications based on each fund’s current investment strategy stage as determined by us. “Other” includes private debt strategies, natural resources strategies and hedge funds.
Geography reflects classifications determined by us based on each underlying investment. “Other” geography classification includes Australia, Northern Europe, and Eastern Europe.
Principal Revenue and Expense Items
During the three and nine months ended September 30, 2021 and 2020, we earned revenues from the following primary sources:
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
•Change in Fair Value of Life Insurance Policies. We value our life insurance portfolio investments for each reporting period in accordance with the fair value principles discussed herein, which reflects the expected receipt of policy benefits in future periods, net of premium costs, as shown in our accompanying condensed consolidated financial statements.
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
During the three and nine months ended September 30, 2021 and 2020, our main components of expense are summarized below:
•Interest Expense. Includes interest incurred under the LNV Credit Facility and the NF Credit Facility, as well as interest paid on GWG Holdings’ L Bonds, Seller Trust L Bonds and other outstanding indebtedness, including Beneficient’s debt due to related parties. When we issue debt, we amortize the financing costs (commissions and other fees) associated with such indebtedness over the outstanding term of the financing and classify it as interest expense.
•Employee Compensation and Benefits. Employee compensation and benefits includes salaries, bonuses and other incentives and costs of employee benefits. Also included are significant non-cash compensation expenses totaling $13.1 million and $96.3 million for the nine months ended September 30, 2021 and 2020, respectively, related to Beneficient’s equity incentive plans.

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
Additional components of our net earnings include:
•Earnings (Loss) from Equity Method Investment. We account for GWG Holdings’ investment in FOXO as an equity method investment, which is included in earnings (loss) from equity method investment in our accompanying condensed consolidated statements of operations. We had losses from equity method investments of $4.9 million and $1.4 million during the three months ended September 30, 2021 and 2020, respectively. We had losses from equity method investments of $11.9 million and $4.3 million during the nine months ended September 30, 2021 and 2020, respectively.
Results of Operations —Three and Nine Months Ended September 30, 2021 Compared to the Same Periods in 2020
The following is our analysis of the results of operations for the periods indicated below. This analysis should be read in conjunction with our accompanying condensed consolidated financial statements and related notes (dollar values in thousands).
Net Loss Attributable to Common Shareholders
Net loss attributable to common shareholders was $50.6 million and $48.9 million for the three months ended September 30, 2021 and 2020, respectively. Net loss attributable to common shareholders was $169.9 million and $120.5 million for the nine months ended September 30, 2021 and 2020, respectively. The results of operations for the three and nine months ended September 30, 2021 reflect higher interest expense as result of increased average debt balances and interest rates, combined with a lower gain on life insurance policies as a result of the adjustment to the PMM and lower revenue recognized from the change in fair value of life insurance policies. More details regarding revenue and expenses for the three and nine months ended September 30, 2021 and 2020 are included in the discussion below.
Revenue from Secondary Life Insurance

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue realized from maturities of life insurance policies	$30,891	$26,336	$73,688	$72,939
Revenue recognized from change in fair value of life insurance policies	3,860	6,021	623	23,476
Premiums and other annual fees paid	(19,267)	(18,235)	(56,388)	(53,060)
Gain on life insurance policies, net	$15,484	$14,122	$17,923	$43,355
Attribution of gain on life insurance policies, net:
Change in estimated probabilistic cash flows, net of premium and other annual fees paid	$(6,147)	$(3,512)	$(16,158)	$(5,137)
Change in life expectancy evaluation	—	—	2,337	—
Change in PMM	—	—	(16,386)	—
Net revenue recognized at maturity	21,631	17,634	48,130	48,492
Gain on life insurance policies, net	$15,484	$14,122	$17,923	$43,355

Number of policies matured	26	21	74	70
Face value of matured policies	$43,217	$39,803	$104,662	$105,194
Net revenue recognized at maturity event (% of face value matured)	50.1%	44.3%	46.0%	46.1%
Revenue from changes in estimated probabilistic cash flows, net of premiums paid was a charge of $6.1 million compared to $3.5 million during the three months ended September 30, 2021 and 2020, respectively. Revenue from changes in estimated probabilistic cash flows, net of premiums paid was a charge of $16.2 million and $5.1 million for the nine months ended September 30, 2021 and 2020, respectively. The increase of $1.4 million in gain on life insurance policies for the three months ended September 30, 2021 compared to the same period of 2020, was driven by higher revenue realized from maturities of life insurance policies, partially offset by a decreases in revenue recognized from the change in fair value of life insurance policies and higher premium costs due to the aging of the portfolio. The decrease of $25.4 million in gain on life insurance policies for the nine months ended September 30, 2021, respectively, over the comparable prior year period, was driven by higher premium costs due to the aging of the portfolio and lower amount of revenue recognized from changes in fair value of the policies still in force at September 30, 2021, partially offset by higher revenue realized from maturities of life insurance policies (see more details in the following paragraph). The lower amount of revenue recognized from changes in fair value of the policies is largely driven by the $16.4 million downward adjustment to fair value recorded as a result of an update to the PMM as discussed in the “Critical Accounting Policies and Estimates” section above.
The face value of matured policies was $43.2 million and $39.8 million for the three months ended September 30, 2021 and 2020, respectively, reflecting an increase in face value of matured policies of $3.4 million. The resulting revenue realized at maturity was $30.9 million and $26.3 million during the three months ended September 30, 2021 and 2020, respectively. The increased revenue realized at maturity during the comparable periods was primarily due to a higher number and face value of matured policies during the third quarter of 2021 compared to the third quarter of 2020.
The face value of matured policies was $104.7 million and $105.2 million for the nine months ended September 30, 2021 and 2020, respectively, reflecting a decrease in face value of matured policies of $0.5 million, respectively, during those periods. The resulting revenue recognized at maturity was $73.7 million and $72.9 million during the nine months ended September 30, 2021 and 2020, respectively. The revenue recognized at maturity was comparable between periods due to the relatively comparable face value of and average carrying value of policies that matured.
Investment Income, Interest Income, and Other Income (in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Variance	2021	2020	Variance
Investment income (loss)	$17,554	$56,705	$(39,151)	$21,417	$41,590	$(20,173)
Interest income	213	278	(65)	835	1,293	(458)
Other (loss) income	535	(3,093)	3,628	(2,916)	33,504	(36,420)
Total	$18,302	$53,890	$(35,588)	$19,336	$76,387	$(57,051)
Investment income was $17.6 million and $21.4 million during the three and nine months ended September 30, 2021, respectively, driven by an increase in the NAV of the alternative assets held by certain of the ExAlt Trusts. Investment income was $56.7 million during the three months ended September 30, 2020 primarily due to a decrease to the repurchase option liability combined with an increase in NAV of the alternative assets held by certain of the ExAlt Trusts. Investment income was $41.6 million during the nine months ended September 30, 2020, due to decrease to the repurchase option liability, partially offset by an increase in the NAV of the alternative assets held by certain of the ExAlt Trusts.
Interest income decreased during the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to a decrease in average cash balances and corresponding bank interest earned.
Other income (loss) during the three and nine months ended September 30, 2021, includes a $0.2 million increase and a $4.0 million decrease, respectively, to the fair value of Beneficient's investment in put options, compared to a $3.2 million decrease for both of the comparable periods of 2020. Other income for the nine months ended September 30, 2020, includes $36.3 million of income recognized during the second quarter of 2020 by Beneficient as a result of the forfeiture of vested equity-based compensation related to one former director of Beneficient. A substantial majority of the former director’s equity-based compensation units were fully vested, and the related expense was recorded in prior periods. The three and nine months ended September 30, 2021 also includes higher L Bond early redemption fees and other miscellaneous income items recorded than in the comparable periods of 2020.

Interest and Operating Expenses (in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Variance	2021	2020	Variance
Interest expense (including amortization of deferred financing costs)	$45,096	$40,792	$4,304	$128,605	$113,805	$14,800
Employee compensation and benefits	14,871	33,777	(18,906)	43,977	123,321	(79,344)
Legal and professional fees	6,650	7,830	(1,180)	20,832	21,636	(804)
Other expenses	9,652	4,712	4,940	23,050	13,387	9,663
Total expenses	$76,269	$87,111	$(10,842)	$216,464	$272,149	$(55,685)
Interest expense, including amortization of deferred financing costs, increased $4.3 million and $14.8 million during the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020, primarily due to the increase in the average balance of outstanding L Bonds and increased deferred financing cost amortization as a result of the LNV credit facility amendments. The increase in interest expense was partially offset by the elimination of a portion of the interest expense on the Seller Trust L Bonds as a result of the Collateral Swap transaction that occurred on September 30, 2020. Additionally, interest expense on debt due to related parties for the three months ended September 30, 2021 compared to the same period in 2020 was lower due to a decrease in the average balance outstanding. Interest expense on debt due to related parties for the nine months ended September 30, 2021 compared to the same period in 2020 increased slightly due to an increase in in the interest rate and additional deferred financing cost amortization as a result of the amendments of Beneficient’s credit agreements partially offset by a decrease in interest expense attributable to a lower average balance outstanding was offset by an increase
The decrease in employee compensation and benefits in the three and nine months ended September 30, 2021, compared to the same periods of 2020, was primarily related to Beneficient’s equity incentive plans. Specifically, the Company recognized $4.1 million and $13.1 million during the three and nine months ended September 30, 2021, respectively, compared to $23.2 million and $96.3 million during the comparable periods of 2020, respectively, of equity-based compensation expense related to Beneficient’s equity incentive plans. The decrease is due to the full vesting of some awards upon grant during the first quarter of 2020 compared to predominately service-based vesting during 2021. In addition to Beneficient’s equity-based compensation expense, we recognized additional retention, severance and other costs in the first quarter of 2020 related to the relocation of GWG Holdings’ principal offices from Minneapolis to Dallas in late 2019. Finally, these decreases were partially offset by higher salary and benefit costs recognized as a result of higher headcount for the comparable periods.
The decreases in legal and professional fees in the three and nine months ended September 30, 2021, compared to the same period of 2020, is primarily the result of lower consulting fees during 2021 combined with higher costs of life expectancy reports and higher legal costs during 2020 related to debt amendments and other transactions that occurred during that time.
The increase in other expenses during the three months ended September 30, 2021, compared to the same period of 2020, is primarily due to a $3.7 million prepayment premium related to the repayment of the Third LNV Credit Facility. In addition to the prepayment premium, the increase in other expenses during the nine months ended September 30, 2021, compared to the same period of 2020, is primarily due to: the $1.0 million TEFFI application fee incurred by Beneficient during the second quarter of 2021; the $2.0 million write-off of an investment related to legacy business initiatives of GWG Holdings during the first quarter of 2021; and a $1.3 million partial expense reversal of a service provider accrual by Beneficient during the first quarter of 2020.
Income Taxes
The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods.
The Company’s effective tax rate was (0.09)% for the nine months ended September 30, 2021. The income tax expense for the three and nine months ended September 30, 2021 was $0.7 million and $0.2 million, respectively, compared to income tax expense of $3.6 million and income tax benefit of $14.5 million for the three and nine months ended September 30, 2020, respectively. The effective tax rate differs from the statutory U.S. federal income tax rate of 21% primarily due to valuation allowances recorded on the current year losses, offset by a current state tax expense. The income tax expense for the three and nine months ended September 30, 2021 reflects current state tax expense of GWG Holdings and adjustments to deferred federal income taxes related to Beneficient’s losses, partially offset by adjustments to the deferred tax liability of GWG Holdings for specific expense allocations to the holders of the Preferred Series A Subclass 1 Unit Accounts.
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
The Company determined it cannot utilize the reversal of a taxable temporary difference related to GWG Life’s ownership in the Preferred Series A Subclass 1 Unit Accounts described in Note 1, until such time as the preferred equity is no longer constrained, as a source of income to realize existing deferred tax assets related to the net operating loss and Internal Revenue Code Section 163(j) limitations. As a result, the Company recorded a large net deferred tax liability on December 31, 2019, the majority of which remained as of September 30, 2021 and December 31, 2020. The disposition of this investment is constrained by the Pledge and Security Agreement in favor of the holders of the L Bonds of GWG Holdings. As such, the timing of recognition of the necessary taxable income related to this investment and the future reversal of this taxable temporary difference cannot be predicted.
Revenue and Earnings before Tax by Reportable Segment — Three and Nine Months Ended September 30, 2021 Compared to the Same Periods in 2020
We have two reportable segments: 1) Secondary Life Insurance and 2) Beneficient. Corporate & Other includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, management and administrative services to support the overall operations of the Company, and GWG Holdings’ equity method investment in FOXO.
Comparison of revenue by reportable segment for the periods indicated (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
Revenue:	2021	2020	Variance	2021	2020	Variance
Secondary Life Insurance	$15,856	$14,422	$1,434	18,955	$44,800	$(25,845)
Beneficient	17,867	53,589	(35,722)	18,235	74,925	(56,690)
Corporate & Other	63	1	62	69	17	52
Total	$33,786	$68,012	$(34,226)	$37,259	$119,742	$(82,483)
The primary components of the changes in revenue during the three and nine months ended September 30, 2021 compared to the same periods in 2020 were as follows:
•Secondary Life Insurance revenue increased by $1.4 million during the three months ended September 30, 2021 compared to the same period in 2020, primarily due to higher revenue realized from maturities of life insurance policies, partially offset by a decreases in revenue recognized from the change in fair value of life insurance policies and higher premium costs due to the aging of the portfolio. Secondary Life Insurance revenue decreased by $25.8 million during the nine months ended September 30, 2021, compared to the comparable periods in 2020, primarily as a result of an adjustment to the PMM during the second quarter of 2021 that resulted in a $16.4 million downward adjustment to the fair value of the portfolio, combined with higher premiums and lower revenue recognized from changes in fair value of the policies still in force at September 30, 2021, notwithstanding the PMM adjustment.
•Beneficient segment revenue decreased for the three and nine months ended September 30, 2021, compared to the same periods in 2020, primarily due income recognized from the decrease to fair value of the repurchase option liability in both periods of 2020 combined with $36.3 million of non-recurring income recognized in the year to date period of 2020 by Beneficient as a result of the forfeiture of vested equity-based compensation related to one former director of Beneficient. A substantial majority of the former director’s equity-based compensation units were fully vested, and the related expense was recorded in prior periods. This decrease was partially offset by an increase in investment income driven by changes in the NAV of the alternative assets held by certain of the ExAlt Trusts during the three and nine months ended September 30, 2021, compared to the same periods in 2020.

Comparison of loss before tax by reportable segment for the periods indicated (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
Segment Loss Before Tax	2021	2020	Variance	2021	2020	Variance
Secondary Life Insurance	$(28,142)	$(12,147)	$(15,995)	$(86,730)	$(39,314)	$(47,416)
Beneficient	(6,576)	532	(7,108)	(67,450)	(94,880)	27,430
Corporate & Other(1)	(12,714)	(8,915)	(3,799)	(36,923)	(22,492)	(14,431)
Total	$(47,432)	$(20,530)	$(26,902)	$(191,103)	$(156,686)	$(34,417)
_______________________________________________
(1)Includes loss from equity method investments as presented in our accompanying condensed consolidated statements of operations, related to GWG Holdings’ investment in FOXO.
The primary drivers of the changes in loss before tax during the three and nine months ended September 30, 2021, compared to the same periods in 2020 were as follows:
•Secondary Life Insurance loss before tax increased by $16.0 million and $47.4 million, respectively, for the three and nine months ended September 30, 2021, compared to the same periods in 2020, primarily as a result of the following:
•$1.4 million increase and $25.4 million decrease, respectively, in gain on life insurance policies, net for the comparative periods as described above in the revenue comparison discussion;
•$12.7 million and $23.7 million respective increases in interest expense during the comparative periods as a result of higher average debt outstanding; and
•$4.8 million increase and $2.1 million decrease, respectively, in operating expenses during the comparative periods, primarily resulting from the $3.8 million prepayment premium as described above for the third quarter of 2021, partially offset by a lower percentage of employee compensation and benefits allocated to the Secondary Life Insurance segment for the current year periods.
•Beneficient segment recognized a loss before tax of $6.6 million for the three months ended September 30, 2021 compared to earnings before tax of $0.5 million during same period in 2020, primarily due to:
•a decrease of $20.6 million in non-cash charges for equity incentive compensation;
•an decrease in investment income of $39.2 million as described above in the revenue comparison discussion; and
•net decreases in interest and other operating expenses of approximately $8.0 million.
•Beneficient segment loss before tax decreased by $27.4 million for the nine months ended September 30, 2021, primarily due to:
•a decrease of $81.2 million in non-cash charges for equity compensation;
•a decrease in investment income of $20.2 million combined with $36.3 million of non-recurring income in second quarter of 2020 as described above in the revenue comparison discussion; and
•net decreases in interest and other operating expenses of approximately $2.9 million.
•Corporate & Other operating loss was higher during the three and nine months ended September 30, 2021 compared to the same periods in 2020, primarily due:
•$3.5 million and $7.6 million respective increases in loss from equity method investments due to higher costs incurred by FOXO as it continues to strive to bring its products to market;

•$0.3 million and $4.8 million respective increases in operating expenses due to a higher percentage of salaries and benefits, legal fees and other operating expenses allocated to Corporate & Other; and
•the write-off of a $2.0 million investment related to legacy business initiatives of GWG Holdings during the nine months ended September 30, 2021.
Liquidity and Capital Resources
As of September 30, 2021 and December 31, 2020, we had approximately $67.7 million and $124.2 million, respectively, in combined available cash, cash equivalents, and restricted cash. We generated net losses attributable to common shareholders of $169.9 million and $120.5 million for the nine months ended September 30, 2021 and 2020, respectively. As of November 10, 2021, we had cash, cash equivalents, and restricted cash of approximately $29.8 million. Besides funding operating expenditures, we are obligated to pay other items such as interest payments and debt maturities, and preferred stock dividends and redemptions.
We have historically financed our businesses primarily through a combination of L Bond sales, preferred stock sales, the LNV Credit Facility, and the NF Credit Facility. We have also financed our business through proceeds from life insurance policy benefit receipts, cash distributions from the ExAlt Trusts’ alternative asset portfolio, dividends and interest on investments, and Beneficient’s debt due to related parties. We have traditionally used proceeds from these sources for policy acquisition, policy premiums and servicing costs, working capital and financing expenditures including paying principal, interest and dividends. We have also used proceeds to allocate capital to Beneficient; however, if Ben LP becomes an independent company pursuant to the terms of the Term Sheet discussed in Note 17, the Company expects that Ben LP would reduce its reliance on GWG Holdings to fund its operations and would raise future capital from other sources. Ben LP’s capital raising efforts and participation in liquidity transactions may include the issuance of equity or debt of Ben LP or one of its subsidiaries, and the newly issued securities may be dilutive to GWG Holdings’ and GWG Life’s investments in Ben LP and BCH and may include preferential terms relative to GWG Holdings’ and GWG Life’s investments in Ben LP and BCH, as applicable.
We currently fund our business primarily with debt that generally has a shorter duration than the duration of our long-term assets. The resulting asset/liability mismatch can result in a liquidity shortfall if we are unable to renew maturing short-term debt or secure suitable additional financing. In such a situation, we could be forced to sell assets at less than optimal (distressed) prices. Substantially all of our life insurance policies are pledged as collateral under the LNV Credit Facility and the NF Credit Facility and we would not be able to dispose of them without compliance with the terms of those credit facilities. We heavily rely on GWG Holdings’ L Bond offering to fund our business operations, including, among other things, interest and principal payments on the existing L Bonds and capital allocations to Beneficient. We temporarily suspended the offering of GWG Holdings’ L Bonds, commencing April 16, 2021, as a result of our delay in filing certain periodic reports with the SEC, and were required to seek alternative sources of capital.

As a result of the suspension of GWG Holdings’ L Bond offering, on June 28, 2021, we pledged additional life insurance policies as collateral and received an additional advance of $51.2 million under the Third LNV Credit Facility. Subsequently, on August 11, 2021, we received a one-time advance of $107.6 million under the NF Credit Facility as described above. Approximately $56.7 million of such advanced amount was used to pay off the remaining amount due, including interest and penalties, under the Third LNV Credit Facility and the pledged life insurance policies used as collateral for the Third LNV Credit Facility were released and pledged under the NF Credit Facility. Further, on September 7, 2021, DLP IV entered into the Fourth LNV Credit Facility, that replaced the aforementioned Third LNV Credit Facility. The Fourth LNV Credit Facility resulted in an additional advance of $30.3 million from LNV Corporation, with no additional pledged collateral. All of the aforementioned transactions are described in more detail in Note 9.

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
We had $70.1 million of borrowing base capacity, excluding any potential capacity for premiums and servicing costs, under the LNV Credit Facility as of September 30, 2021. Additional future borrowing base capacity for premiums and servicing costs, created as the premiums and servicing costs of pledged life insurance policies become due and by additional policy pledges to the facility, if any, exists under the LNV Credit Facility at the sole discretion of the lender. The LNV Credit Facility has certain financial and nonfinancial covenants, and we were in compliance with these debt covenants as of September 30, 2021 and continue to be so as of the filing date of this report.
Beneficient is obligated to make debt payments totaling $77.1 million on certain outstanding borrowings through May 30, 2022 under the terms of the Amendment No. 1 to the Second Amended and Restated Credit Agreements as discussed in more detail in Note 9. Primarily due to both the forthcoming debt payments under the Credit Agreement and Second Lien Credit Agreement and the anticipated deconsolidation of Beneficient from GWG Holdings as discussed in Note 17, which is expected to result in reduced reliance by Beneficient on GWG Holdings to fund its operations, Beneficient will require additional liquidity to continue its operations over the next twelve months. We expect Beneficient to satisfy these obligations and fund its operations through anticipated operating cash flows, proceeds from distributions on the alternative assets portfolio, additional investments into Beneficient by GWG Holdings and/or other parties and, potentially refinancing with other third-party lenders some or all of the existing borrowings due prior to their maturity. Beneficient is currently in the process of raising additional equity, which is anticipated to close during the fourth quarter of 2021 and/or the first quarter of 2022.

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
As noted in the “Results of Operations” section above, on November 11, 2019, GWG Holdings contributed the common stock and membership interests of its then wholly-owned FOXO Labs and FOXO Life subsidiaries to FOXO in exchange for a membership interest in the entity. On November 13, 2020, FOXO BioScience LLC converted to a corporation and is now known as FOXO Technologies Inc. With the corporate conversion, GWG Holdings’ previous membership interest in the LLC converted to preferred equity. GWG Holdings has contributed $3.8 million in cash to FOXO during the nine months ended

September 30, 2021, and has fully contributed its commitment to FOXO in accordance with the related subscription agreement. GWG has no other outstanding capital commitments to FOXO.
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
Financings Summary
We had the following outstanding debt balances as of September 30, 2021 and December 31, 2020, with the following weighted average interest rates as calculated for the nine months ended September 30, 2021, and the year ended December 31, 2020 (dollars in thousands):

	September 30, 2021		December 31, 2020
Issuer/Borrower	Principal Amount Outstanding	Weighted Average Interest Rate	Principal Amount Outstanding	Weighted Average Interest Rate
GWG DLP Funding IV, LLC – LNV senior credit facility	$229,862	9.00%	$202,611	9.12%
GWG DLP Funding VI, LLC - NF senior credit facility	107,604	5.61%	—	—%
GWG Holdings, Inc. – L Bonds	1,311,104	7.25%	1,277,881	7.21%
GWG Holdings, Inc. – Seller Trust L Bonds	272,104	7.50%	272,104	7.50%
Beneficient – Debt due to related parties	79,803	7.91%	77,176	6.50%
Total	$2,000,477	7.42%	$1,829,772	7.43%
The table below reconciles the face amount of our outstanding debt to the carrying value shown on our balance sheets (dollars in thousands):

	September 30, 2021	December 31, 2020
Senior credit facility with LNV Corporation:
Face amount outstanding	$229,862	$202,611
Unamortized deferred financing costs	(7,894)	(8,881)
Carrying amount	$221,968	$193,730
Senior credit facility with National Founders LP:
Face amount outstanding	$107,604	$—
Unamortized deferred financing costs	(1,870)	—
Carrying amount	$105,734	$—
L Bonds and Seller Trust L Bonds:
Face amount outstanding	$1,583,208	$1,549,985
Redemptions and subscriptions in process(1)	12,726	17,978
Unamortized selling costs	(44,022)	(48,957)
Carrying amount	$1,551,912	$1,519,006
Debt due to related parties:
Face amount outstanding	$79,803	$77,176
Unamortized discount	(2,441)	(916)
Carrying amount	$77,362	$76,260
__________________________________________
(1)Amount as of September 30, 2021 only includes redemptions in process.

Amendments of Senior Credit Facility with LNV Corporation
Effective September 7, 2021, DLP IV entered into the Fourth LNV Credit Facility, which replaced the Third LNV Credit Facility, dated June 28, 2021. The Fourth LNV Credit Facility makes available a total of up to $300.0 million in credit to DLP IV with a maturity date of September 27, 2029. Subject to available borrowing base capacity, additional advances are available under the Fourth LNV Credit Facility at the LIBOR rate described below. Such advances are available to pay premiums and servicing costs of pledged life insurance policies as such amounts become due. Under the Fourth LNV Credit Facility, all advances bear interest at a rate of the Benchmark Rate plus the Applicable Margin, or the Default Rate if an event of default has occurred and is continuing. For purposes of the Fourth LNV Credit Facility, (i) the “Benchmark Rate” is the greater of (a) the sum of (i) the Federal Funds Rate plus (ii) one-half of one percent (0.50%) and (b) one and one half of one percent (1.50%); (ii) the “Applicable Margin” is seven and one half percent (7.50%); and (iii) the “Default Rate” is the Benchmark Rate plus nine and one half percent (9.50%). The effective rate at September 30, 2021 was 9.00%. Interest payments are made on a quarterly basis. As of September 30, 2021, we had approximately $229.9 million outstanding under the LNV Credit facility. The Fourth LNV Credit Facility resulted in an additional advance of $30.3 million from LNV Corporation.
Under the Fourth LNV Credit Facility, DLP IV has granted the administrative agent, for the benefit of the lenders under the facility, a security interest in all of DLP IV’s assets. As with prior collateral arrangements relating to the senior secured debt of GWG Holdings and its subsidiaries (on a consolidated basis), GWG Life’s excess equity value of DLP IV after satisfying all amounts owing under the LNV Credit Facility is available as collateral for the obligations of GWG Holdings under the L Bonds and Seller Trust L Bonds (although the life insurance assets owned by DLP IV do not themselves serve as direct collateral for those obligations).
We are subject to various financial and non-financial covenants under the Fourth LNV Credit Facility, including, but not limited to, compliance with laws, preservation of existence, financial reporting, keeping of proper books of record and account, payment of taxes, and ensuring that neither DLP IV nor GWG Life become an investment company. In addition, the Fourth LNV Credit Facility has certain reporting obligations that require DLP IV to deliver unaudited quarterly financial statements no later than forty-five days after the end of each of the first three fiscal quarters, and audited annual financial statements no later than ninety days after the end of each fiscal year. As of September 30, 2021, we were in compliance with all financial and non-financial covenants.
Credit Facility with National Founders LP

On August 11, 2021, DLP VI, entered into the NF Credit Agreement with each lender from time to time party thereto and National Founders LP, as the administrative agent. On August 11, 2021, a one-time advance of approximately $107.6 million was made to the DLP VI under the NF Credit Facility with a scheduled maturity date of August 11, 2031. Approximately $56.7 million of such advanced amount was used to pay off the remaining amount due under the Third LNV Credit Facility. Amounts borrowed under the NF Credit Facility bear interest on each day on the outstanding principal amount on such day at a per annum rate, determined on a daily basis, generally equal to 5.5% up to a 65% of the loan to value percent as calculated in accordance with the NF Credit Agreement, and 7.0% on anything above that loan to value percent. The principal amount outstanding under this facility was $107.6 million as of September 30, 2021.
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
On June 3, 2020, a registration statement relating to an additional public offering was declared effective permitting us to sell up to $2.0 billion in principal amount of L Bonds on a continuous basis through June 2023. These bonds contain the same terms and features as our previous offerings. Through September 30, 2021, we have raised $453.2 million under this offering, including renewals, since it was declared effective.

Through September 30, 2021, the total amount of L Bonds sold under all offerings, including renewals, was $2.3 billion. As of both September 30, 2021 and December 31, 2020, respectively, we had approximately $1.3 billion in principal amount of L Bonds outstanding (exclusive of Seller Trust L Bonds).
On August 10, 2018, GWG Holdings, GWG Life and the Bank of Utah, as trustee, entered into the L Bond Supplemental Indenture to the Amended and Restated Indenture. GWG Holdings entered into the L Bond Supplemental Indenture to add and modify certain provisions of the Amended and Restated Indenture necessary to provide for the issuance of the Seller Trust L Bonds. GWG Holdings issued Seller Trust L Bonds in the amount of $366.9 million to the Seller Trusts in connection with the Exchange Transaction. As a result of the Collateral Swap discussed in Note 1 to the accompanying condensed consolidated financial statements, $94.8 million of the Seller Trust L Bonds are eliminated upon consolidation. The maturity date of the Seller Trust L Bonds is August 9, 2023. The Seller Trust L Bonds bear interest at 7.5% per annum. Interest is payable monthly in cash (see Note 9 to the accompanying condensed consolidated financial statements). The Amended and Restated Indenture was subsequently amended on December 31, 2019, primarily to modify the calculation of the Debt Coverage Ratio in the Indenture to provide GWG Holdings with the ability to incur indebtedness (directly or through a subsidiary of GWG Holdings) that is payable in capital stock of GWG Holdings or mandatorily convertible into or exchangeable for capital stock of GWG Holdings that would be excluded from the calculation of the Debt Coverage Ratio. On December 31, 2020, we entered into the Liquidity Bond Supplemental Indenture to add and modify certain provisions of the Amended and Restated Indenture necessary to provide for the issuance of the Liquidity Bonds in a principal amount of up to $1.0 billion.
The weighted-average interest rate of GWG Holdings’ outstanding L Bonds (excluding the Seller Trust L Bonds) as of both September 30, 2021 and December 31, 2020 was 7.25%, and the weighted-average maturity at those dates was 2.89 years and 3.19 years, respectively. GWG Holdings’ L Bonds (other than the Seller Trust L Bonds and Liquidity Bonds) have renewal features. Since we first issued GWG Holdings’ L Bonds, we have experienced $873.1 million in maturities, of which $429.5 million has renewed through September 30, 2021, for an additional term. This renewal activity has provided us with an aggregate renewal rate of approximately 49.2% for investments in these securities.
Future contractual maturities of L Bonds (including the Seller Trust L Bonds and Liquidity Bonds) at September 30, 2021 are as follows (in thousands):

Years Ending December 31,
Three months ending 2021(1)	$320,919
2022	288,968
2023	248,168
2024	171,306
2025	164,645
Thereafter	389,202
$1,583,208
(1)As of September 30, 2021, we had approximately $366.9 million in principal amount of Seller Trust L Bonds outstanding, of which $94.8 million are held by the ExAlt Trusts and are eliminated in consolidation. Accordingly, the net of these amounts, $272.1 million, is presented in the table above. As the second anniversary of the Final Closing Date has passed, the holders of the Seller Trust L Bonds now have the right to cause GWG Holdings to repurchase, in whole but not in part, the Seller Trust L Bonds held by such holder within 45 days. As such, while the maturity date of the Seller Trust L Bonds is in August 2023, their contractual maturity is reflected in 2021, as that is the first period in which they could become payable. The repurchase may be paid, at the option of GWG Holdings, in the form of cash, and/or a pro rata portion of (i) the outstanding principal amount and accrued and unpaid interest under the Commercial Loan Agreement, and (ii) Common Units, or a combination of cash and such property.
The L Bonds (including the Seller Trust L Bonds and Liquidity Bonds) are secured by all of our assets and are subordinate to the LNV Credit Facility and the NF Credit Facility.
Debt Due to Related Parties
Beneficient had borrowings with an aggregate carrying value of $77.4 million and $76.3 million as of September 30, 2021 and December 31, 2020, respectively. This aggregate outstanding balance includes a first lien credit agreement and a second lien credit agreement with respective balances, including accrued interest, of $2.4 million and $74.7 million as of September 30, 2021 and $2.3 million and $72.3 million as of December 31, 2020, respectively. These amounts exclude an unamortized discount of $2.4 million and $0.9 million as of September 30, 2021 and December 31, 2020, respectively. In accordance with the terms of the Ben Credit Agreements, dated August 13, 2020, both loans accrue interest at a rate of 1-month LIBOR plus 8.0%, with a maximum rate of 9.5%. Prior to the Ben Credit Agreements, both loans accrued interest at a rate of 1-month LIBOR plus 3.95%, compounded daily. On March 10, 2021, the Ben Credit Agreements were amended to extend the maturity for both agreements to May 30, 2022, as discussed in detail in Note 17 to the accompanying condensed consolidated financial statements. These loans are not currently guaranteed by GWG Holdings as of September 30, 2021.
Beneficient has additional borrowings maturing in 2023 and 2024 with an aggregate principal balance of $2.7 million and $2.6 million as of September 30, 2021 and December 31, 2020, respectively.
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
The following table seeks to illustrate the impact that a hypothetical sale of our portfolio of life insurance assets (at various discount rates, including the discount rate used to value our portfolio at September 30, 2021), and the realization of the investment in Common Units, investment in Preferred Series A Subclass 1 Unit Account of BCH, investment in Preferred Series C Unit Account of BCH (a substantial majority of the net assets of which are currently represented by intangible assets and goodwill), and the Commercial Loan Agreement (in each case, at their respective carrying amounts and assuming no discount for lack of marketability or transaction costs, which could be substantial) would have on our ability to satisfy our debt obligations as of September 30, 2021. The investment in Common Units, investment in Preferred Series A Subclass 1 Unit Account of BCH, investment in Preferred Series C Unit Account of BCH, and Commercial Loan Agreement are discussed in detail in Note 1 and other applicable notes to the accompanying condensed consolidated financial statements. The amounts in the table below do not include the consolidation of the assets and liabilities of Beneficient and related eliminations as of September 30, 2021. In all cases, the sale of the life insurance assets owned by DLP IV will be used first to satisfy all amounts owing under the LNV Credit Facility. The net sale proceeds remaining after satisfying all obligations under the LNV Credit Facility would be applied to the L Bonds and Seller Trust L Bonds on a pari passu basis. All dollar amounts in the table below are in thousands.

Life Insurance Portfolio Discount Rate	8.25%(1)	8.49%
Value of life insurance portfolio	$761,560	$753,160
Common Units	437,573	437,573
Preferred Series A Subclass 1 Unit Account of BCH	319,030	319,030
Preferred Series C Unit Account of BCH	210,624	210,624
Commercial Loan Agreement	189,957	189,957
Cash, cash equivalents and policy benefits receivable	91,080	91,080
Other assets	14,037	14,037
Total assets	2,023,861	2,015,461
Less: Senior credit facilities(2)	337,466	337,466
Net after senior credit facilities	1,686,395	1,677,995
Less: L Bonds(3)	1,677,996	1,677,996
Net remaining	$8,399	$(1)
Impairment to L Bonds	No impairment	Impairment
(1)The discount rate used to calculate the fair value of our life insurance portfolio as of September 30, 2021.
(2)This amount excludes unamortized deferred financing costs.
(3)Amount represents aggregate outstanding principal balance of L Bonds and Seller Trust L Bonds prior to eliminations as of September 30, 2021.
The above table illustrates that our ability to fully satisfy amounts owing under the L Bonds and Seller Trust L Bonds would likely be impaired upon the sale or the realization of the investment in Common Units, investment in Preferred Series A Subclass 1 Unit Account of BCH, investment in Preferred Series C Unit Account of BCH and Commercial Loan Agreement at their respective carrying amounts, plus all our life insurance assets at a price equivalent to a discount rate of approximately 8.49% or higher at September 30, 2021. At December 31, 2020, the likely impairment occurred at a discount rate of approximately 16.12% or higher. The above hypothetical analysis is included for informational purposes only, and the results of such analysis have no bearing on the current ability of GWG Holdings to market and sell L Bonds or to satisfy amounts owing under the L Bonds and Seller Trust L Bonds.
The table does not include any allowance for transactional fees and expenses (which expenses and fees could be substantial) nor any discount for lack of marketability associated with a portfolio sale or the realization of the investment in Common Units, investment in Preferred Series A Subclass 1 Unit Account of BCH, investment in Preferred Series C Unit Account of BCH, and Commercial Loan Agreement, respectively, and is provided to demonstrate how various discount rates used to value our portfolio of life insurance assets could affect our ability to satisfy amounts owing under our debt obligations in light of our senior secured lenders’ right to priority payments under the LNV Credit Facility and the NF Credit Facility.
The table also assumes GWG Holdings will realize the full amounts of investment in Common Units, investment in Preferred Series A Subclass 1 Unit Account of BCH, investment in Preferred Series C Unit Account of BCH, and Commercial Loan Agreement. However, the ultimate value of these investments in Beneficient depends on multiple factors, including the expected growth of new service offerings and products. Since predicting the rate of growth attributable to newly launched products is inherently uncertain, there is no assurance that GWG Holdings will recover the full book basis of its investments in Beneficient. Additionally, there is currently no market for the aforementioned assets, and a market may not develop. Our Commercial Loan receivable and a portion of GWG Holdings’ investment in the Common Units may be used as consideration for retiring the Seller Trust L Bonds upon a redemption event or at the maturity of the Seller Trust L Bonds (see Note 9 to the accompanying condensed consolidated financial statements). This table also does not include the yield maintenance fee we are required to pay in certain circumstances under the LNV Credit Facility, which could be substantial. The above table should be read in conjunction with the information contained in other sections of this report, including the notes to the accompanying condensed consolidated financial statements in this Form 10-Q and our 2020 Form 10-K.
As a result of the Letter Agreement dated November 15, 2021, by and among DLP IV, LNV Corporation, and CLMG Corp., discussed in detail in Note 17 to these accompanying condensed consolidated financial statements, three percent (3.0%) of any amount received by DLP IV with respect to any death benefit under any policies pledged under the LNV Credit Facility will be payable directly to CLMG Corp. for the benefit of the lenders. The Company expects that the three percent (3.0%) beneficial interest obtained by LNV Corporation will result in a significant downward adjustment to the fair value of the policies pledged under the LNV Credit Facility and will likely have an unfavorable impact on the above sensitivity analysis as of December 31, 2021, absent any other changes to the values of other assets and liabilities reported at that date.

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
Beneficient primarily finances its business through repayments on ExAlt Loans. Such repayments are funded from a portion of the cash distributions the ExAlt Trusts receive from their alternative assets and additional investments in Beneficient by GWG Holdings and/or other parties. See Note 9 to the accompanying condensed consolidated financial statements for details on the amendments of Beneficient’s credit agreements. Beneficient uses proceeds from these sources to fund liquidity transactions and potential unfunded capital commitments, working capital, debt service payments, and costs associated with potential future products. Beneficient also anticipates the need to establish sufficient regulatory capital if and when its Texas trust company charter is issued or the Kansas TEFFI trust company becomes operational. Additionally, Bermuda insurance statutes and regulations, and the policies of the BMA, require that Pen, among other things, maintain a minimum level of capital and surplus, satisfy solvency standards, and restrict dividends and distributions. Beneficient Capital Markets will also be subject to regulations of the SEC and FINRA that require, among other things, Beneficient Capital Markets to maintain a minimum level of capital.
Our total interest expense of $45.1 million and $40.8 million for the three months ended September 30, 2021 and 2020, respectively, and $128.6 million and $113.8 million for the nine months ended September 30, 2021 and 2020, respectively, represents the largest cash expense item in each period. Preferred stock cash dividends were $2.4 million and $3.6 million for the three months ended September 30, 2021 and 2020, respectively. and $8.4 million and $11.2 million for the nine months ended September 30, 2021 and 2020, respectively. While reducing our cost of funds and increasing our common equity base are primary goals of the Company, until we do so we will continue to expend significant amounts of cash for interest and dividend payments and will thus continue to rely heavily on our ability to raise cash from GWG Holdings’ L Bond offering, LNV Credit Facility and other means as they are developed and available.
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

Years Ending December 31,	Premiums	Servicing	Total
Three months ending 2021	$13,847	$457	$14,304
2022	81,839	1,828	83,667
2023	93,037	1,828	94,865
2024	101,998	1,828	103,826
2025	113,722	1,828	115,550
2026	125,911	1,828	127,739
	$530,354	$9,597	$539,951
Our anticipated premium expenses are subject to the risk of increased cost-of-insurance charges (i.e., “COI” or premium charges) for the life insurance policies we own. We have received notices of COI increases on one policy in the first nine months of 2021 compared to six in the first nine months of 2020.
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

Quarter End Date	Portfolio Face Amount (in thousands)	12-Month Trailing Benefits Realized (in thousands)	12-Month Trailing Premiums Paid (in thousands)	12-Month Trailing Benefits/Premiums Coverage Ratio
September 30, 2017	1,622,627	53,742	46,559	115.4%
December 31, 2017	1,676,148	64,719	52,263	123.8%
March 31, 2018	1,758,066	60,248	53,169	113.3%
June 30, 2018	1,849,079	76,936	53,886	142.8%
September 30, 2018	1,961,598	75,161	55,365	135.8%
December 31, 2018	2,047,992	71,090	52,675	135.0%
March 31, 2019	2,098,428	87,045	56,227	154.8%
June 30, 2019	2,088,445	82,421	59,454	138.6%
September 30, 2019	2,064,156	101,918	61,805	164.9%
December 31, 2019	2,020,973	125,148	63,851	196.0%
March 31, 2020	2,000,680	120,191	65,224	184.3%
June 30, 2020	1,960,826	137,082	66,846	205.1%
September 30, 2020	1,921,067	149,415	67,931	220.0%
December 31, 2020	1,900,715	125,109	69,734	179.4%
March 31, 2021	1,879,895	125,566	71,206	176.3%
June 30, 2021	1,844,466	121,163	61,301	197.7%
September 30, 2021	1,801,306	124,577	72,846	171.0%
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
Inflation
Changes in inflation do not necessarily correlate with changes in interest rates. We presently do not foresee any material impact of inflation on our results of operations in the periods presented in our accompanying condensed consolidated financial statements.
Off-Balance Sheet Arrangements
Unfunded Capital Commitments
The ExAlt Trusts had $35.5 million and $35.6 million of gross potential capital commitments as of September 30, 2021 and December 31, 2020, respectively, representing potential limited partner capital funding commitments on the interests in alternative asset funds. The trust holding the interest in the limited partnership for the alternative asset fund is required to fund these limited partner capital commitments per the terms of the limited partnership agreement. Capital funding commitment reserves are maintained by the associated trusts within the ExAlt PlanTM created at the origination of each trust for up to $0.1 million. To the extent that the associated ExAlt Trust cannot pay the capital funding commitment, Beneficient is obligated to lend sufficient funds to meet the commitment. Any amounts advanced by Beneficient to the ExAlt Trusts for these limited partner capital funding commitments above the associated capital funding commitment reserves held by the associated ExAlt Trusts are added to the ExAlt Loan balance between Beneficient and the ExAlt Trusts and are expected to be recouped through the cash distributions from the interests in alternative asset fund that collateralizes such ExAlt Loan.
Capital commitments generally originate from limited partner agreements having fixed or expiring expiration dates. The total limited partner capital funding commitment amounts may not necessarily represent future cash requirements. Beneficient considers the creditworthiness of the investment on a case-by-case basis. At both September 30, 2021 and December 31, 2020, Beneficient had no reserves for losses on unused commitments to fund potential limited partner capital funding commitments.
Equity Method Investee Commitments
GWG Holdings contributed $3.8 million in cash to FOXO during the nine months ended September 30, 2021, and has fully contributed its commitment to FOXO in accordance with the related subscription agreement. GWG has no other outstanding capital commitments to FOXO.
Credit Risk and Interest Rate Risk
We review the credit risk associated with our portfolio of life insurance policies when estimating its fair value. In evaluating the policies’ credit risk, we consider insurance company solvency, credit risk indicators, economic conditions, ongoing credit evaluations, and company positions. We attempt to manage our credit risk related to life insurance policies typically by purchasing policies issued only from companies with an investment-grade credit rating by either Standard & Poor’s, Moody’s, or A.M. Best Company. As of September 30, 2021, 94.7% of our life insurance policies, by face value benefits, were issued by companies that maintained an investment-grade credit rating (BBB or better) by Standard & Poor’s.
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
The ExAlt Trusts hold investments in alternative assets, which are exposed to risks related to markets, credit, currency, and interest rates. Currently, all of these alternative assets consist of private equity limited partnership interests, which are primarily denominated in the U.S. dollar, Euro, and Canadian dollar. The underlying portfolio companies primarily operate in the United States and Asia, with the largest percentage, based on NAV, operating in software and services, semiconductors and semiconductor equipment, diversified financials, food and staples retailing, telecommunications services, and utilities industries. The financial statements risk, stemming from such investments, are those associated with the determination of estimated fair values, the diminished ability to monetize certain investments in times of strained market conditions, the recognition of income and recognition of impairments on certain investments.

As of September 30, 2021, and December 31, 2020, all of the ExAlt Loans, which are eliminated upon consolidation, are collateralized by the cash flows originating from the ExAlt Trusts’ investments in alternative assets. These ExAlt Loans are a key determinant in income (loss) allocable to Beneficient’s equity holders, and thus GWG Holdings. Beneficient has underwriting procedures and utilizes market rates. Additionally, Beneficient has purchased put options to protect the net asset value of the interests in alternative assets held by certain of the ExAlt Trusts from impacts associated with a broad market downturn. Finally, the ExAlt Trusts applicable trust agreements allow for excess cash flows from a collective pool of alternative assets to be utilized to repay the ExAlt Loans they have with Beneficient when cash flows from the customer’s originally alternative assets are not sufficient to repay the outstanding principal, interest, and fees.
Guarantee and Collateral Provisions of L Bonds
GWG Holdings’ L Bonds are offered and sold under a registration statement declared effective by the SEC, and GWG Holdings has issued Seller Trust L Bonds under the L Bond Supplemental Indenture, as described in Note 9 to the accompanying condensed consolidated financial statements. The L Bonds and Seller Trust L Bonds are secured by substantially all the assets of GWG Holdings and a pledge of all of GWG Holdings’ common stock held by BCC and AltiVerse Capital Markets, L.L.C., a limited liability company owned by an entity related to the Ben Initial Investors, including Brad K. Heppner (GWG Holdings’ former Chairman, who served in such capacity from April 26, 2019 to June 14, 2021, and Beneficient's current Chief Executive Officer and Chairman) and an entity related to Thomas O. Hicks (one of Beneficient’s current directors and a former director of GWG Holdings) (“AltiVerse”). Together, BCC and AltiVerse represent approximately 12% of our outstanding common stock, and are guaranteed by GWG Life and a corresponding grant of a security interest in substantially all the assets of GWG Life. As a guarantor, GWG Life has fully and unconditionally guaranteed the payment of principal and interest on the L Bonds and Seller Trust L Bonds. GWG Life’s equity in GWG Life Trust, DLP IV, and DLP V Holdings serves as collateral for GWG Holdings’ L Bond and Seller Trust L Bond obligations. As of September 30, 2021, substantially all of our life insurance policies were held by DLP IV, DLP V, or GWG Life Trust. The policies held by DLP IV are not direct collateral for the L Bonds as such policies are pledged under the LNV Credit Facility.
On December 31, 2020, GWG Holdings, GWG Life and Bank of Utah, as trustee, entered into the Liquidity Bond Supplemental Indenture that provides for the issuance of two series of Liquidity Bonds, as described in Note 9 to the accompanying condensed consolidated financial statements. The Liquidity Bonds are issued by GWG Life and guaranteed by GWG Holdings. The Liquidity Bonds are secured by the same collateral as the other L Bonds.
Furthermore, regarding the obligations of GWG Holdings and its subsidiaries as of September 30, 2021:

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

The following represents summarized financial information as of September 30, 2021 and December 31, 2020, with respect to the financial position, and for the nine months ended September 30, 2021, with respect to results of operations. The tables present summarized financial information of GWG Holdings and GWG Life on a combined basis after elimination of (i) intercompany transactions and balances among such entities, including GWG Holdings’ interest in GWG Life, and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor (including DLP IV, DLP V, GWG Life Trust and Beneficient). The summarized financial information has been prepared in accordance with Rule 13-01 of Regulation S-X.

Summarized Balance Sheet Information (in thousands, not intended to balance):

	September 30, 2021	December 31, 2020
Assets(1)
Cash, cash equivalents and restricted cash	$36,720	$65,556
Other assets	4,130	6,366
Total assets	$40,850	$71,922
Liabilities
L Bonds	$1,279,808	$1,246,902
Seller Trust L Bonds	366,892	366,892
Interest and dividends payable	11,402	12,086
Accounts payable and accrued expenses	7,067	7,347
Deferred tax liabilities	51,328	51,469
Total liabilities	$1,716,497	$1,684,696
Equity
Redeemable preferred stock and Series 2 redeemable preferred stock	$98,478	$156,833
______________________________________

(1) Assets exclude: i) GWG Holdings’ investment in GWG Life of $1.0 billion and $1.2 billion as of September 30, 2021 and December 31, 2020, respectively; ii) GWG Holdings’ aggregate investments in non-obligor subsidiaries of $654.0 million and $643.1 million as of September 30, 2021 and December 31, 2020, respectively; and iii) GWG Life’s aggregate investments in and loans to non-obligor subsidiaries of $1.0 billion and $1.2 billion as of September 30, 2021 and December 31, 2020, respectively.
Summarized Statement of Operations Information (in thousands):

Nine Months Ended September 30, 2021
Total revenues	$19,928

Interest expense	109,535
Other expenses	27,020
Total expenses	136,555
Loss before income taxes and preferred dividends	(116,627)
Income tax benefit	173
Preferred dividends	8,371
Net loss	$(125,171)
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
GWG Holdings’ and GWG Life’s investments in Beneficient and GWG Life’s ownership interests in the holding companies that own DLP IV and DLP VI, which own substantially all of the life insurance portfolio, secure our obligations under the L Bonds, and are illiquid assets. Although GWG Holdings and GWG Life own debt and equity securities of Beneficient, a substantial majority of the net assets of Beneficient are currently represented by goodwill, an intangible asset. The calculation of Beneficient’s goodwill required the utilization of significant estimates and management judgment, as discussed elsewhere in this Quarterly Report on Form 10-Q. As a result, the carrying value of those assets as reflected in our accompanying condensed consolidated financial statements may not necessarily reflect the current market price for those assets, especially in the event of a bulk or distressed sale. Proceeds from L Bond sales will be primarily used for the repayment of L Bond maturities, interest payments and other operating expenses of GWG Holdings, and as otherwise specified in the prospectus for the L Bonds. GWG Holdings may also continue to use a portion of the proceeds from L Bond sales to make investments in Beneficient. Because advances may be used by Beneficient for working capital purposes, such investments may not increase the tangible assets securing the L Bonds. If the trustee for the L Bonds were forced to sell all or a portion of the collateral securing them, there can be no assurance that the trustee would be able to sell them for the prices at which we have recorded them in our accompanying condensed consolidated financial statements, and the trustee might be forced to sell them at significantly lower prices.
The discount rate we use for the net present value of our life insurance portfolio for this calculation may not be the same discount rate we use for our GAAP valuation and is not necessarily reflective of the amount we could realize upon a sale of the portfolio (dollars in thousands):

	September 30, 2021	December 31, 2020
Life insurance portfolio policy benefits	$1,801,306	$1,900,715
Discount rate of future cash flows(1)	7.39%	7.46%
Net present value of life insurance portfolio policy benefits	$792,575	$822,859
All cash and cash equivalents (including restricted cash)	57,975	106,282
Life insurance policy benefits receivable, net	33,105	14,334
Financing receivables from affiliates	189,957	180,080
Investments in Common Units(3)	437,573	438,194
Investments in Preferred Series A Subclass 1 Unit Account(3)	319,030	319,030
Investments in Preferred Series C Unit Account(3)	210,624	195,578
Other Assets	14,037	20,082
Total Coverage(2)	$2,054,876	$2,096,439

Total Indebtedness(2)	$1,684,698	$1,519,107

Debt Coverage Ratio	81.99%	72.46%
(1)Weighted-average interest rate paid on indebtedness, excluding that of Seller Trust L-Bonds, as required under the indenture governing the L Bonds.
(2)Total Coverage excludes the assets of Beneficient. Total Indebtedness is equal to the total liabilities balance of GWG Holdings (excluding the liabilities of Beneficient) as of September 30, 2021, other than Excluded Indebtedness. “Excluded Indebtedness” means indebtedness that is payable at GWG Holdings’ option in capital stock of GWG Holdings or securities mandatorily convertible into or exchangeable for capital stock of GWG Holdings, or any Indebtedness that is reasonably expected to be converted or exchanged, directly or indirectly, into capital stock of GWG Holdings. This change in the definition of the Debt Coverage Ratio was defined in Amendment No. 2 to the Amended and Restated Indenture entered into as of December 31, 2019 (see Note 9 to the accompanying condensed consolidated financial statements).
(3)Generally represents the value of the investment in Beneficient as of December 31, 2019, for investments that existed at the time of the change-in-control transaction, or the value at the time of purchase for investments that were made subsequent to December 31, 2019. As noted above, these are illiquid investments that are carried at book basis and not market value. In the future, the book basis of these investments is subject to change pending the finalization of the accounting impact and conclusions of the Decoupling Transactions discussed in Note 17 to the accompanying condensed consolidated financial statements.
As of September 30, 2021 and December 31, 2020, we were in compliance with the Debt Coverage Ratio. As a result of the Letter Agreement dated November 15, 2021, by and among DLP IV, LNV Corporation, and CLMG Corp., discussed in detail in Note 17 to these accompanying condensed consolidated financial statements, three percent (3.0%) of any amount received by DLP IV with respect to any death benefit under any policies pledged under the LNV Credit Facility will be payable directly to CLMG Corp. for the benefit of the lenders. The Company expects that the three percent (3.0%) beneficial interest obtained by LNV Corporation will result in a significant downward adjustment to the fair value of the policies pledged under the LNV Credit Facility and will likely have an unfavorable impact on the debt coverage ratio as of December 31, 2021, absent any other changes to the values of other assets and liabilities reported at that date.

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
GWG Holdings’ Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of September 30, 2021 (the end of the period covered by this report). Based on that evaluation, GWG Holdings’ Chief Executive Officer and Chief Financial Officer have concluded that due to the material weaknesses described below, our disclosure controls and procedures were not effective as of September 30, 2021.
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

Notwithstanding these material weaknesses, the Company has concluded that no material misstatements exist in the accompanying condensed consolidated financial statements, and such financial statements present fairly, in all material respects, the financial position, results of operations and cash flows of the Company as of and for the nine months ended September 30, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.
Changes in Internal Control over Financial Reporting
Other than the aforementioned material weaknesses, there were no changes in our internal control over financial reporting during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 6.    EXHIBITS

Exhibit
22	List of Guarantor Subsidiaries (filed herewith)
31.1	Section 302 Certification of the Chief Executive Officer (filed herewith)
31.2	Section 302 Certification of the Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99.1	Letter from ClearLife Limited, dated October 29, 2021 (filed herewith)
99.2	Portfolio of Life Insurance Policies as of September 30, 2021 (filed herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GWG HOLDINGS, INC.

Date: November 19, 2021	By:	/s/ Murray T. Holland
President and Chief Executive Officer

Date: November 19, 2021	By:	/s/ Timothy L. Evans
Chief Financial Officer